Form 10-Q
period 1996-03-31
SATCON TECHNOLOGY CORP
filed 1996-05-15
CIK 889423

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                             ______________________

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1996

                         Commission File Number 1-11512


                             ______________________

                         SATCON TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)
                             ______________________

   State of Incorporation:  Delaware         I.R.S. Employer ID. No. 04-2857552

                                161 First Street
                            Cambridge, MA 02142-1221
                    (Address of principal executive offices)

                                 (617) 661-0540
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $0.01 Par Value, 7,336,125 shares outstanding as of March 31,
                                     1996.

* The registrant became subject to section 15(d) of the Securities Exchange Act of 1934 upon the consummation of its initial public offering on November 12,
                                     1992.

 ______________________________________________________________________________

                               TABLE OF CONTENTS


                         PART 1: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
                                                                        Page
                                                                        ----
Balance Sheets........................................................... 1
Statements of Operations................................................. 2
Statements of Cash Flows................................................. 3
Notes to Financial Statements............................................ 4

ITEM 2:

Management's Discussion and Analysis of Financial Condition and
Results of Operations.................................................... 4

                          PART II:  OTHER INFORMATION

Items No. 1 through 6.................................................... 8

Signatures............................................................... 9

                         SATCON TECHNOLOGY CORPORATION
                                BALANCE SHEETS
                                --------------

                                                                            March 31,            September 30,
                                                                              1996                  1995
                                                                           -----------          ------------
                                                                           (Unaudited)
                                ASSETS

Current assets:
    Cash and cash equivalents.........................................        $782,725            $2,187,987
    Marketable securities.............................................       6,636,406            10,386,288
    Accounts receivable, net of allowance of $130,919.................       5,138,460             2,076,002
    Unbilled contract costs, net of allowance of $66,500..............       2,158,426             1,396,367
    Prepaid expenses and other assets.................................         696,478               609,252
                                                                           -----------           -----------
                    Total current assets..............................      15,412,495            16,655,896
                                                                           -----------           -----------
Property and equipment, net...........................................       3,520,825             2,772,018
Other assets..........................................................         465,785               365,052
                                                                           -----------           -----------
                    Total assets......................................     $19,399,105           $19,792,966
                                                                           ===========           ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable..................................................         458,272               624,955
    Accrued payroll and payroll taxes.................................         117,945                 6,326
    Accrued vacation..................................................         151,298               147,663
    Other accrued expenses............................................          62,073                88,025
    Deferred income taxes.............................................         (20,624)              173,282
                                                                           -----------           -----------
                    Total current liabilities.........................         768,964             1,040,251
                                                                           -----------           -----------

Commitments...........................................................

                          STOCKHOLDERS' EQUITY


Preferred stock; $.01 par value, 1,000,000 shares authorized;
  none issued.........................................................             --                     --
Common stock; $.01 par value, 10,000,000 shares authorized;
  7,336,125 and 7,166,601 shares at March 31, 1996 and
  and September 30, 1995, respectively, issued and outstanding........         73,361                 71,666
Additional paid-in capital............................................     18,451,776             18,284,486
Retained earnings.....................................................        154,343                443,139
Unrealized losses on marketable securities, net of tax effect.........        (49,339)               (46,576)
                                                                          -----------            -----------
                    Total stockholders' equity........................     18,630,141             18,752,715
                                                                          -----------            -----------
                    Total liabilities and stockholders' equity........    $19,399,105            $19,792,966
                                                                          ===========            ===========



     The accompanying notes are integral part of the financial statements.

                         SATCON TECHNOLOGY CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                  -----------


                                                     Three months ended            Six months ended
                                                           March 31,                   March 31,
                                                    ------------------------     ------------------------
                                                       1996         1995            1996          1995
                                                    ----------   ----------      ----------    ----------
Revenue........................................     $3,187,897   $4,591,973      $5,595,859     $8,752,537
                                                    ----------   ----------      ----------     ----------

Cost of sales..................................      1,605,722    2,907,284       2,480,448      4,966,371
Selling, general and administrative expenses...      1,811,202    1,127,016       3,774,621      2,615,250
Research and development expenses..............         37,973      186,850          78,111        303,642
                                                    ----------   ----------      ----------     ----------
Total operating expenses.......................      3,454,897    4,221,150       6,333,180      7,885,263
                                                    ----------   ----------      ----------     ----------
Operating income/(loss)........................       (267,000)     370,823        (737,321)       867,274
Interest income, net...........................        119,029      147,719         256,524        194,200
                                                    ----------   ----------      ----------     ----------
Income/(loss) before income taxes..............       (147,971)     518,542        (480,797)     1,061,474
Provision/(benefit) for income taxes...........        (58,841)     207,417        (192,001)       424,589
                                                    ----------   ----------      ----------     ----------
Net income/(loss)..............................        (89,130)     311,125        (288,796)       636,885
                                                    ==========   ==========      ==========     ==========
Earnings/(loss) per common and common
 equivalent share..............................         ($0.01)       $0.04          ($0.04)         $0.08
                                                    ==========   ==========      ==========     ==========
Weighted average shares outstanding............      7,276,933    7,599,408       7,223,542      7,605,955

   The accompanying notes are an integral part of the financial statements.

                         SATCON TECHNOLOGY CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  -----------

                                                                       Six Months Ended
                                                                           March 31,
                                                                   -------------------------
                                                                      1996           1995
                                                                   ----------     ----------
Cash flows from operating activities:
    Net income/(loss)..........................................     ($288,796)      $636,885
                                                                   ----------     ----------
    Adjustments to reconcile net income/(loss) to net
      cash (used in)/provided by operating activities:
        Depreciation and amortization..........................       354,574        225,095
        Changes in operating assets and liabilities:
          Accounts receivable..................................    (3,162,458)    (4,408,881)
          Prepaid expenses.....................................       (87,225)       (31,033)
          Unbilled contract costs..............................      (762,058)     4,328,298
          Other assets.........................................      (102,458)       (74,586)
          Accounts payable.....................................      (166,684)      (654,952)
          Accrued expenses and payroll.........................        89,302       (129,757)
          Income taxes payable.................................            --        421,490
          Deferred income taxes................................      (193,906)            --
                                                                   ----------     ----------
Total adjustments..............................................    (4,030,913)      (324,326)
                                                                   ----------     ----------
Net cash (used in) provided by operating activities............    (4,319,709)       312,559

Cash flows from investing activities:
    Sales and maturities of marketable securities..............     3,747,119      2,845,287
    Capital expenditures.......................................    (1,001,658)    (1,272,233)
                                                                   ----------     ----------
Net cash provided by investing activities......................     2,745,461      1,573,054

Cash flows from financing activities:
    Proceeds from exercise of stock options....................       168,986         43,777
    Financing Fees Paid........................................            --       (209,896)
                                                                   ----------     ----------
Net cash provided by financing activities......................       168,986       (166,119
                                                                   ----------     ----------
Net (decrease)/increase in cash and cash equivalents...........    (1,405,262)     1,719,494
Cash and cash equivalents at beginning of period...............     2,187,987        908,011
                                                                   ----------     ----------
Cash and cash equivalents at end of period.....................    $  782,725     $2,627,505
                                                                   ==========     ==========

Supplemental Disclosure
- - -----------------------
Cash Paid for Interest.........................................            $0           $217
Cash Paid for Income Taxes.....................................        34,600          3,099


   The accompanying notes are an integral part of the financial statements.

SatCon Technology Corporation
Notes to Financial Statements

Note A.  Basis of Presentation
- - ------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended September 30, 1995. Operating results for the three and six month periods ended March 31, 1996, are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note B.  Significant Events
- - ---------------------------

Line of Credit

In January 1995 the Company established a $3,000,000 line of credit with First NH Bank. The line of credit was renewed March 18, 1996. Borrowings under the line will be unsecured and charged interest at prime rate. The line of credit expires January 31, 1997. No funds have been as yet advanced under this facility.

Item 2.   Management's Discussion and Analysis of Financial Condition and
- - -------------------------------------------------------------------------
Results of Operations
- - ---------------------

Results of Operations

The following table sets forth, for the periods indicated, the percentage of revenues for certain items in the Company's Statement of Operations for each period:


                                      Three Months Ended     Six Months Ended
                                           March 31,             March 31,
                                        1996       1995        1996    1995
                                        ----       ----        ----    ----
Revenues.............................  100.0%     100.0%      100.0%  100.0%
Cost of sales........................   50.3       63.3        44.3    56.7
Selling, general and administrative..   56.8       24.5        67.4    29.9
Research and development.............    1.2        4.1         1.4     3.5
Total operating expenses
(excluding cost of sales)............   58.0       28.6        68.8    33.4
Operating income/(loss)..............   (8.3)       8.1       (13.1)    9.9
Interest income (expense net)........    3.7        3.2         4.6     2.2
Income/(loss) before taxes...........   (4.6)      11.3        (8.5)   12.1
Provision/(benefit) for income taxes.   (1.8)       4.5        (3.4)    4.9
Net income/(loss)....................   (2.8)       6.8        (5.1)    7.3


Three Months Ended March 31, 1996 (Q2 1996) Compared to the Three Months Ended
- - ------------------------------------------------------------------------------
March 31, 1995 (Q2 1995)
- - ------------------------

Revenues. The Company's revenues for Q2 1996 decreased $1,404,076 or 30.6% from Q2 1995. The decrease is primarily due to a decrease in revenue of approximately $1,135,000 from contracts with Chrysler Corporation for the development of drive train components as part of the Patriot Hybrid Vehicle Program, and a decrease of approximately $368,000 primarily related to completion of contracts with other commercial customers. The decrease in Chrysler revenue is the result of the transition in the program from the manufacture to performance testing of first generation drive train components. The decrease in revenue was partially offset by an increase in revenue of approximately $100,000 related to work on government development contracts.

Cost of Sales. Cost of sales for Q2 1996 decreased $1,301,562 or 44.7%, from Q2 1995. The decrease is primarily due to a decrease in work on contracts with Chrysler Corporation for the development of drive train components as part of the Patriot Hybrid Vehicle Program. The decrease in cost of sales, as a percent of revenue, is primarily due to a decrease in direct material and subcontract costs as a percentage of cost of sales related to a shift in efforts on the Patriot Program from material procurement and subcontract production to assembly and test of first generation drive train components.

Selling, General and Administrative. Selling, general and administrative expenses for Q2 1996 increased $684,186 or 60.7%, from Q2 1995. The increase is primarily the result of business support personnel (marketing, engineering, and administrative) added to support the Company's transition from a contract research and development company to a supplier of products for commercial markets. In addition, depreciation expense increased primarily due to the purchases of computer, laboratory, inspection and test and manufacturing equipment during fiscal years 1995 and 1996.

Research and Development. Internally funded research and development expenses for Q2 1996 were $37,973, compared to $186,850 for Q2 1995. The decrease in research and development spending is primarily the result of a reallocation of engineering resources from internally funded research and development to development efforts on contracts from U.S. Government and commercial customers. The Company continues to pursue commercial product opportunities capitalizing on the Company's Active Motion Control technology base. As a result, the Company may elect to internally fund product development efforts to retain ownership of proprietary technology through its commercial and U.S. Government development contracts. The Company expects to continue its efforts to develop technology through a combination of internally funded research and development and the award of development contracts from the U.S. Government and commercial customers.

Six Months Ended March 31, 1996 (Q2 1996 YTD) Compared to the Six Months Ended
- - ------------------------------------------------------------------------------
March 31, 1995 (Q2 1995 YTD)
- - ----------------------------

Revenues. The Company's revenues for Q2 1996 YTD were $5,595,859 a decrease of $3,156,678 or 36.1%, from Q2 1995 YTD. The decrease is primarily due to a decrease in revenue of $3,451,000 from contracts with Chrysler Corporation for the development of drive train components as part of the Patriot Hybrid Vehicle Program. The decrease in Chrysler revenue is the result of the transition in the program from the manufacture to performance testing of first generation drive train components. This decrease in revenue from the Patriot program was partially offset by an increase in revenue of approximately $400,000 related to work on government development contracts.

Cost of Sales. Cost of sales for Q2 1996 YTD were $2,480,448, a decrease of $2,485,923 or 50.1%, from Q2 1995 YTD. The decrease is primarily due to a decrease in work on contracts with Chrysler Corporation for the development of drive train components as part of the Patriot Hybrid Vehicle Program. The decrease in cost of sales, as a percent of revenue, is primarily due to a decrease in direct material and subcontract costs as a percentage of cost of sales related to a shift in efforts on the Patriot Program from material procurement and subcontract production to assembly and test of first generation drive train components.

Selling, General and Administrative. Selling, general and administrative expenses for Q2 1996 YTD were $3,774,621, an increase of $1,159,371 or 44.3%, from Q2 1995 YTD. The increase is primarily the result of business support personnel (marketing, engineering, and administrative) added to support the Company's transition from a contract research and development company to a supplier of products for commercial markets. In addition, depreciation expense increased primarily due to the purchases of computer, laboratory, inspection and test and manufacturing equipment during fiscal years 1995 and 1996.

Research and Development. Internally funded research and development expenses for Q2 1996 YTD decreased $225,531 or 74.3% from Q2 YTD 1995. The decrease in research and development spending is primarily the result of a reallocation of engineering resources from internally funded research and development to development efforts on contracts from U.S. Government and commercial customers. The Company continues to pursue commercial product opportunities capitalizing on the Company's Active Motion Control technology base. As a result, the Company may elect to internally fund product development efforts to retain ownership of proprietary technology through its commercial and U.S. Government development contracts. The Company expects to continue its efforts to develop technology through a combination of internally funded research and development and the award of development contracts from the U.S. Government and commercial customers.

Liquidity and Capital Resources

Cash used by operating activities was $4,319,709 as of March 31, 1996. This is primarily attributable to the increase in accounts receivable and unbilled contract costs from $3,472,369 as of September 30, 1995, to $7,296,886 as of March 31, 1996, primarily due to extended billing and payment terms with a commercial customer. As of April 18, 1996, approximately $2,500,000 of outstanding accounts receivable were collected related to this increase. The Company expects to collect the remaining balances related to the increase during the next few months. The remainder of the cash used for operating activities is primarily a result of an increase in prepaid expenses and other assets, a decrease in accounts payable, and the net loss net of income tax benefit for the period.

Cash provided by investing activities as of March 31, 1996, was $2,745,461. The cash provided relates primarily to the sale and maturity of approximately $3,747,000 of marketable securities to fund operations prior to the collection of invoices outstanding. The cash provided was partially offset by capital expenditures of approximately $1,000,000. The capital expenditures primarily relate to the purchase of incoming inspection equipment, leasehold improvements, and computer equipment.

In January 1995 the Company established a $3,000,000 line of credit with First NH Bank. The line of credit was renewed March 18, 1996. Borrowings under the line will be unsecured and charged interest at prime rate. The line of credit expires January 31, 1997. No funds have been as yet advanced under this facility. The Company believes that the combination of existing cash, anticipated results of operations, and the Company's line of credit will provide adequate sources of cash flow to meet the Company's anticipated capital requirements through September 30, 1996.

Factors Affecting Future Results

The Company's future results remain difficult to predict and may be affected by a number of factors including business conditions within the automotive, telecommunications, industrial machinery and semiconductor industries and the world economies as a whole, and competitive pressures that may impact research and development spending. The Company's revenue growth is dependent on technology developments and contract R&D for both the government and commercial sectors and no assurance can be given that such investments will continue or that the Company can successfully obtain such funds. In addition, the Company's future growth opportunities are dependent on the introduction of new products that must penetrate automotive, telecommunications, industrial and computer market segments. No assurance can be given that new products can be developed, or if developed, will be successful; that market demand or customer acceptance will be realized; that demand if achieved will be sustained; that competitors will not force prices to an unacceptably low level or take market share from the Company; or that the Company can achieve or maintain profits in these markets. Because of these and other factors, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the Company's stock price frequently experiences significant volatility.

Effect of Recent Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard is effective for financial statements for Fiscal years beginning after December 15, 1995. The Company's analysis of this new standard indicates that it will not have a material effect on the Company's financial position or results of operations.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages companies to recognize compensation expense in the income statement based on the fair value of the underlying common stock at the date the awards are granted. However, it will permit continued accounting under APB Opinion 25, "Accounting for Stock Issued to Employees," accompanied by a disclosure of the pro forma effects on net income and earnings per share had the new accounting rules been applied. The statement is effective for fiscal year 1997. The Company plans to account for stock based compensation in accordance with APB Opinion 25.


Effects of Inflation

The Company believes that inflation over the past three years has not had a significant impact on the Company's sales or operating results.

PART II:  OTHER INFORMATION

Item 1.    Legal Proceedings:
Not applicable.

Item 2.    Changes in Securities:
Not applicable.

Item 3.    Defaults upon Senior Securities:
Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders:
Not applicable.

Item 5.    Other Information:
Not applicable.

Item 6     Exhibits and Reports on Form 8-K:
A)  Exhibit 27  -  Financial Data Schedule (for EDGAR filing purposes only)
B) The Company has filed no reports on Form 8-K during the quarter for which this report is filed.

Signature
- - ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SatCon Technology Corporation


Date: ______________             By: /s/ David B. Eisenhaure
                                     ----------------------------------------
                                     David B. Eisenhaure, President and Chief
                                     Executive Officer



Date: ______________             By: /s/ Michael C. Turmelle
                                     -----------------------------------
                                     Michael C. Turmelle, Vice President,
                                     Chief Financial Officer and Treasurer