Form 10-Q
period 1996-06-30
SATCON TECHNOLOGY CORP
filed 1996-08-14
CIK 889423

- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                             ----------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                         Commission File Number 1-11512


                             ----------------------

                         SATCON TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)
                             ----------------------

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

Common Stock, $0.01 Par Value, 7,349,774 shares outstanding as of June 30, 1996.


- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                         PART 1: FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS                                              Page
                                                                            ----

Balance Sheets ............................................................... 1
Statements of Operations ..................................................... 2
Statements of Cash Flows ..................................................... 3
Notes to Financial Statements ................................................ 4

ITEM 2:   Management's Discussion and Analysis of Financial Condition and
Results of Operations ........................................................ 5

                          PART II:  OTHER INFORMATION

Items No. 1 through 6 ........................................................ 9

Signatures .................................................................. 10

                         SATCON TECHNOLOGY CORPORATION
                                BALANCE SHEETS

                                                                           June 30,            September 30,
                                                                             1996                  1995
                                                                        --------------        ---------------
                                                                         (Unaudited)

                                    ASSETS
Current assets:
        Cash and cash equivalents.......................................   $2,070,040             $2,187,987
        Marketable securities...........................................    5,945,118             10,386,288
        Accounts receivable, net of allowance of $130,919 ..............    2,922,837              2,076,002
        Unbilled contract costs, net of allowance of $66,500 ...........    3,023,693              1,396,367
        Prepaid expenses and other assets...............................      615,301                609,252
                                                                        --------------        ---------------

                                        Total current assets............   14,576,989             16,655,896
                                                                        --------------        ---------------

Property and equipment,  net............................................    3,913,553              2,772,018

Other assets............................................................      520,986                365,052
                                                                        --------------        ---------------

                                        Total assets....................  $19,011,528            $19,792,966
                                                                        ==============        ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable................................................      534,910                624,955
        Accrued payroll and payroll taxes...............................       85,844                  6,326
        Accrued vacation................................................      183,817                147,663
        Other accrued expenses..........................................       75,898                 88,025
        Deferred income taxes...........................................      -                      173,282
                                                                        --------------        ---------------

                                        Total current liabilities.......      880,469              1,040,251
                                                                        --------------        ---------------

Commitments.............................................................

                             STOCKHOLDERS'  EQUITY

Preferred stock;   $.01 par value, 1,000,000 shares authorized; none iss      -                      -
Common stock;   $.01 par value, 10,000,000 shares authorized;
        7,349,774 and  7,166,601 shares at June 30, 1996 and
        and September 30, 1995, respectively, issued and outstanding....       73,498                 71,666
Additional paid-in capital..............................................   18,478,802             18,284,486
Retained earnings.......................................................     (355,855)               443,139
Unrealized losses on marketable securities, net of tax effect ..........      (65,386)               (46,576)
                                                                        --------------        ---------------

                                        Total stockholders' equity......   18,131,059             18,752,715
                                                                        --------------        ---------------
                                        Total liabilities and stockholde  $19,011,528            $19,792,966
                                                                        ==============        ===============


   The accompanying notes are an integral part of the financial statements.

                         SATCON TECHNOLOGY CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                  -----------
                                                          Three months ended                      Nine months ended
                                                                June 30,                                June 30,
                                                   ---------------------------------       ---------------------------------
                                                       1996                1995                1996                1995
                                                   -------------       -------------       -------------       -------------

Revenue.........................................    $2,150,038            $530,552          $7,745,897          $9,283,089
                                                   -------------       -------------       -------------       -------------

Cost of sales...................................       892,826             365,054           3,373,274           5,331,425
Selling, general and administrative expenses....     1,865,078           1,447,961           5,639,698           4,063,211
Research and development expenses...............         5,388           1,730,136              83,500           2,033,778
                                                   -------------       -------------       -------------       -------------

Total operating expenses........................     2,763,292           3,543,151           9,096,472          11,428,414
                                                   -------------       -------------       -------------       -------------

Operating loss..................................      (613,254)         (3,012,599)         (1,350,575)         (2,145,325)
Interest income, net............................       128,088              70,384             384,612             264,584
                                                   -------------       -------------       -------------       -------------

Loss before income taxes........................      (485,166)         (2,942,215)           (965,963)         (1,880,741)
Provision/(benefit) for income taxes............        25,032          (1,176,886)           (166,969)           (752,297)
                                                   -------------       -------------       -------------       -------------

Net loss........................................      (510,198)         (1,765,329)           (798,994)         (1,128,444)
                                                   =============       =============       =============       =============

Loss per common and equivalent share............        ($0.07)             ($0.25)             ($0.11)             ($0.16)
                                                   =============       =============       =============       =============

Weighted average shares outstanding.............      7,344,616           7,107,666           7,263,900           7,057,887

The accompanying notes are an integral part of the financial statements.

        SATCON TECHNOLOGY CORPORATION
          STATEMENTS OF CASH FLOWS
                (Unaudited)
                -----------

                                                                    Nine Months Ended
                                                                        June 30,
                                                           ---------------------------------
                                                               1996                  1995
                                                           -----------           -----------
Cash flows from operating activities:
        Net loss........................................     ($798,994)          ($1,128,444)
                                                           -----------           -----------
        Adjustments to reconcile net loss to net
          cash (used in)/provided by operating activities:
              Depreciation and amortization.............       587,952               396,677
              Provision for bad debts...................             0                     -
              Changes in operating assets and liabilities:
                Accounts receivable.....................      (946,834)            5,359,204
                Prepaid expenses........................        (6,048)              (18,707)
                Unbilled contract costs.................    (1,627,326)            5,500,927
                Other assets............................      (158,522)             (152,771)
                Accounts payable........................       (90,045)             (794,303)
                Accrued expenses and payroll............       103,545               (92,009)
                Deferred income taxes...................      (173,282)             (752,297)
                                                           -----------           -----------

Total adjustments.......................................    (2,310,560)            9,446,721
                                                           -----------           -----------

Net cash (used in) provided by operating activities.....    (3,109,554)            8,318,277

Cash flows from investing activities:
        Purchases of marketable securities available for    (1,450,000)           (9,054,344)
        Sales and maturities of marketable securities...     5,872,360             3,500,961
        Capital expenditures............................    (1,626,901)           (1,588,971)
                                                           -----------           -----------

Net cash (used in) provided by investing activities.....     2,795,459            (7,142,354)

Cash flows from financing activities:
        Proceeds from exercise of stock options.........       196,148               247,508
        Financing Fees Paid.............................             -              (283,742)
                                                           -----------           -----------

Net cash (used in) provided by financing activities.....       196,148               (36,234)
                                                           -----------           -----------

Net (decrease)/increase in cash and cash equivalents ...      (117,947)            1,139,689

Cash and cash equivalents at beginning of period........     2,187,987               908,011
                                                           -----------           -----------

Cash and cash equivalents at end of period..............    $2,070,040            $2,047,700
                                                           ===========           ===========
Supplemental Disclosure
- ---------------------------------------
Cash Paid for Interest..................................             -                  $311

Cash Paid For Income Taxes..............................         4,408                 8,620

The accompanying notes are an integral part of the financial statements.

SatCon Technology Corporation
Notes to Financial Statements

Note A.  Basis of Presentation
- ------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended September 30, 1995. Operating results for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Item 2.   Management's Discussion and Analysis of Financial Condition and
- -------------------------------------------------------------------------
Results of Operations
- ---------------------

Results of Operations

The following table sets forth, for the periods indicated, the percentage of revenues for certain items in the Company's Statement of Operations for each period:

                                        Three Months Ended  Nine Months Ended
                                           June 30,             June 30,
                                         1996    1995         1996     1995
                                         ----    ----         ----     ----

Revenues..............................  100.0%   100.0%       100.0%  100.0%
Cost of sales.........................   41.5     68.8         43.5    57.4
Selling, general and administrative...   86.8    272.9         72.8    43.8
Research and development..............    0.2    326.1          1.1    21.9
Total operating expenses
(excluding cost of sales).............   87.0    599.0         73.9    65.7
Operating loss........................  (28.5)  (567.8)       (17.4)  (23.1)
Interest income net...................    5.9     13.3          5.0     2.9
Loss before taxes.....................  (22.6)  (554.6)       (12.4)  (20.2)
Provision/(benefit) for income taxes..    1.1   (221.8)        (2.1)   (8.1)
Net loss..............................  (23.7)  (332.7)       (10.3)  (12.1)


Three Months Ended June 30, 1996 (Q3 1996) Compared to the Three Months Ended
- -----------------------------------------------------------------------------
June 30, 1995 (Q3 1995)
- -----------------------

Revenues. The Company's revenues for Q3 1996 increased $1,619,486 or 305.2% from Q3 1995. The increase is primarily due to an increase in revenue of approximately $950,000 from contracts with the United States Government and its agencies, an increase of approximately $552,000 from contracts with Chrysler Corporation related to the continued testing and evaluation of drive train components for the Patriot Hybrid Vehicle Program, and an increase in revenue of approximately $112,000 related to work on commercial customer contracts. During Q3 1996 Chrysler Corporation announced the cancellation of the Patriot Hybrid Vehicle Program. Chrysler has announced that it intends to transition technologies utilized in the Patriot Program to their Hybrid Electric Vehicle
(HEV) program being sponsored by the U.S. Government's Super Car Initiative. The Company expects involvement with Chrysler in this effort; however, as of August 14, 1996, no contractual agreement has been determined between SatCon Technology and Chrysler Corporation relating to the HEV program. The Company has not to date recorded any revenues associated with the Chrysler HEV Program.

Cost of Sales. Cost of sales for Q3 1996 increased $527,772, or 144.5%, from Q3 1995. The increase is primarily due to an increase in work on government contracts, contracts with Chrysler Corporation for the continued development, testing, and evaluation of drive train components as part of the Patriot Hybrid Vehicle Program, and other commercial contracts. The decrease in cost of sales, as a percentage of revenue, is primarily due to decreased purchases of direct materials and subcontract costs.

Selling, General and Administrative. Selling, general and administrative expenses for Q3 1996 increased $417,117, or 28.8%, from Q3 1995. The increase is primarily the result of a startup during Q3 of 1996 of a facility in Tucson, Arizona. Facilities expense increased approximately $90,000 due to the exercise of an option in the Company's lease agreement for additional space at 161 First Street, Cambridge, Massachusetts. The Company now occupies the entire building. Depreciation expense increased approximately $61,000 due to the purchases of computer, laboratory, inspection and test, and manufacturing equipment during fiscal year 1995 and 1996.

Research and Development. Internally funded research and development expenses for Q3 1996 were $5,388, compared to $1,730,136 for Q3 1995. The decrease in research and development spending is primarily the result of a reallocation of engineering resources from internally funded research and development to development efforts on contracts from U.S. Government and commercial customers. The Company continues to pursue commercial product opportunities capitalizing on the Company's Active Motion Control technology base.

Nine Months Ended June 30, 1996 (Q3 1996 YTD) Compared to the Nine Months Ended
- -------------------------------------------------------------------------------
June 30, 1995 (Q3 1995 YTD)
- ---------------------------

Revenues. The Company's revenues for Q3 1996 YTD were $7,745,897, a decrease of $1,537,192 or 16.5%, from Q3 1995 YTD. The decrease is primarily due to a decrease in revenue of approximately $2,900,000 from contracts with Chrysler Corporation for the development of drive train components as part of the Patriot Hybrid Vehicle Program. This decrease in Chrysler revenue was partially offset by an increase in revenue of approximately $1,355,000 related to work on government development contracts. During Q3 1996 Chrysler Corporation announced the cancellation of the Patriot Hybrid Vehicle Program. Chrysler has announced that it intends to transition technologies utilized in the Patriot Program to their Hybrid Electric Vehicle (HEV) program being sponsored by the U.S. Government's Super Car Initiative. The Company expects involvement with Chrysler in this effort; however, as of August 14, 1996, no contractual agreement has been determined between SatCon Technology and Chrysler Corporation relating to the HEV program. The Company has not to date recorded any revenues associated with the Chrysler HEV Program.

Cost of Sales. Cost of sales for Q3 1996 YTD were $3,373,274, a decrease of $1,958,151 or 36.7%, from Q3 1995 YTD. The decrease is primarily due to a decrease in work during fiscal year 1996 on contracts with Chrysler Corporation for the development of drive train components as part of the Patriot Hybrid Vehicle Program. The decrease in cost of sales, as a percentage of revenue, is primarily due to decreased purchases of direct materials and subcontract costs.

Selling, General and Administrative. Selling, general and administrative expenses for Q3 1996 YTD were $5,639,698, an increase of $1,576,487 or 38.8%, from Q3 1995 YTD. The increase is primarily the result of a startup during Q3 of 1996 of a facility in Tucson, Arizona. Facilities expense increased approximately $250,000 due to the exercise of an option in the Company's lease agreement for additional space at 161 First Street, Cambridge, Massachusetts. The Company now occupies the entire building. Depreciation expense increased approximately $191,000 due to the purchases of computer, laboratory, inspection and test, and manufacturing equipment during fiscal year 1995 and 1996.

Research and Development. Internally funded research and development expenses for Q3 1996 YTD were $83,500 compared to $2,033,778 for Q3 1995 YTD. The decrease in research and development spending is primarily the result of a reallocation of engineering resources from internally funded research and development to development efforts on contracts from U.S. Government and commercial customers. The Company continues to pursue commercial product opportunities capitalizing on the Company's Active Motion Control technology base.

Liquidity and Capital Resources

The Company's cash and cash equivalents was $2,070,040 as of June 30, 1996, a decrease of $117,947 from September 30, 1995. For the nine month period ended June 30, 1996 cash used by operating activities was $3,109,554. This is primarily attributable to the increase in accounts receivable and unbilled contract costs from $3,472,369 as of September 30, 1995, to $5,946,530 as of June 30, 1996, primarily due to extended billing and payment terms with a commercial customer. As of July 29, 1996, approximately $1,200,000 of outstanding accounts receivable with this commercial customer were collected. The Company expects to collect the remaining balances related to the increase during the next few months. The remainder of the cash used for operating activities is primarily a result of an increase in other assets and accrued payroll, and a decrease in deferred income taxes and accounts payable, and the net loss net of income tax benefit for the period.

Cash provided by investing activities as of June 30, 1996, was $2,795,459. The cash provided relates primarily to the sale and maturity of approximately $5,872,000 of marketable securities to fund operations prior to the collection of outstanding invoices. The cash provided was partially offset by purchases of marketable securities of approximately $1,450,000 and capital expenditures of approximately $1,600,000. The capital expenditures primarily relate to the purchase of incoming inspection equipment, furniture and fixtures, leasehold improvements, computer equipment, and the internally funded, ongoing construction of a pre-production flywheel system. This system is intended to further the commercialization of a flywheel based uninterruptable power system
(UPS) for the communications and electric utility markets. The Company has capitalized approximately $410,000 of costs associated with this effort.

In January 1995 the Company established a $3,000,000 line of credit with First NH Bank. The line of credit was renewed March 18, 1996. Borrowings under the line will be unsecured and charged interest at prime rate. The line of credit expires on January 31, 1997. No funds have been as yet advanced under this facility.

Factors Affecting Future Results

The Company's future results remain difficult to predict and may be affected by a number of factors which could cause actual results to differ materially from the forward-looking statements contained in this Form 10-Q and presented elsewhere by management from time to time. These factors include business conditions within the automotive, telecommunications, industrial machinery and semiconductor industries and the world economies as a whole, and competitive pressures that may impact research and development spending. The Company's revenue growth is dependent on technology developments and contract R&D for both the government and commercial sectors and no assurance can be given that such investments will continue or that the Company can successfully obtain such funds. In addition, the Company's future growth opportunities are dependent on the introduction of new products that must penetrate automotive, telecommunications, industrial, and computer market segments. No assurance can be given that new products can be developed, or if developed, will be successful; that competitors will not force prices to an unacceptably low level or take market share from the Company; or that the Company can achieve or maintain profits in these markets. Because of these and other factors, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the Company's stock price frequently experiences significant volatility.

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

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings:
Not applicable.

Item 2.  Changes in Securities:
Not applicable.

Item 3.  Defaults upon Senior Securities:
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:
At the Company's Annual Meeting of Stockholders held on June 20, 1996, the Company's stockholders approved the following:

   PROPOSAL                       FOR     AGAINST   ABSTAIN   WITHHELD

(1) Election of Directors:

David Eisenhaure               6,690,889                       21,100
James Kirtley                  6,690,689                       21,300
John O'Sullivan                6,690,889                       21,100
William Stanton                6,690,889                       21,100
Michael Turmelle               6,690,289                       21,700
Marshall Armstrong             6,690,689                       21,100

(2) Approval of 1996 Stock     6,341,762  248,030   72,580
Option Plan

(3) Ratification of Coopers &  6,690,925   14,763    6,301
 Lybrand as auditors for the
 current fiscal year

Item 5. Other Information:
Not applicable.

Item 6  Exhibits and Reports on Form 8-K:
A)  Exhibit 27 - Financial Data Schedule (for EDGAR filing purposes only)
B) The Company has filed no reports on Form 8-K during the quarter for which this report is filed.

Signature
- ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SatCon Technology Corporation


Date: August 14, 1996          By:   /s/ David B. Eisenhaure
                                     David B. Eisenhaure, President and Chief
                                     Executive Officer



Date: August 14, 1996          By:   /s/ Michael C. Turmelle
                                     Michael C. Turmelle, Vice President,
                                     Chief Financial Officer and Treasurer