Form 10-K
period 1996-09-30
SATCON TECHNOLOGY CORP
filed 1996-12-30
CIK 889423

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ____________________

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                        COMMISSION FILE NUMBER 1-11512

                             ____________________

                         SATCON TECHNOLOGY CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                              __________________

               DELAWARE                             04-2857552
    (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)            IDENTIFICATION NUMBER)


      161 FIRST STREET, CAMBRIDGE, MASSACHUSETTS       02142

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)
                              __________________

                                (617) 661-0540
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                              __________________

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:   NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

                                TITLE OF CLASS
                                --------------

                         COMMON STOCK, $.01 PAR VALUE
                         ----------------------------

          INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                               YES  X     NO
                                  -----    ------

          INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

          As of December 2, 1996, 7,379,817 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of December 2, 1996, based upon the closing price of such stock on the Nasdaq National Market on that date ($7.328) was $31,944,474.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy
                                     Statement for its 1997 Annual Meeting of
                                     Stockholders are incorporated by reference into Part III of this Form 10-K

================================================================================

                                    PART I

  ITEM 1.  BUSINESS

  GENERAL

  SatCon Technology Corporation (the "Company" or "SatCon") was organized as a Massachusetts corporation in February 1985 and reincorporated in Delaware in 1992. SatCon designs, develops and manufactures intelligent, electro-mechanical products for aerospace, transportation, industrial, and utility applications. SatCon's electro-mechanical products are being developed for a wide variety of U.S. government and commercial markets. For the government, SatCon's electro-mechanical systems provide low vibration and high power for applications ranging from satellite attitude control to high speed drives for shipboard systems. In the transportation segment SatCon is developing electric and hybrid electric drive components, auxiliary power units, and advanced steering, suspension, and braking systems. SatCon is working with major equipment producers to develop process equipment drives, high speed and precision machine tools, manipulators, and machinery isolation equipment. SatCon's electro-mechanical systems may offer to the utility industry advantages in power generation, energy storage, and power quality. In the consumer market SatCon is developing freon-free compressors for refrigerators, variable speed motors, and other long-life, high-efficiency machinery.

  STRATEGY

  The transition to a new generation of products being developed by SatCon is being fueled by a combination of market demand for higher performance and improved efficiency, and by the potential to satisfy these needs made possible by advances in materials and electronics technologies. It is the Company's strategy to accelerate leading edge developments by continuing to expand its externally funded contract research and development from both government and commercial sources. The Company believes that this funding can be used to develop products which can be sold to government agencies and possibly transition into viable commercial products. In most instances individual components have multiple applications across these markets.

  These product developments typically progress through a technology and concept development phase and, if appropriate, into a prototype build phase. Once demonstrated, the Company intends to leverage these prototype developments into 'beta site' units that can be purchased by, or jointly developed with, commercial customers for evaluation. Upon completion of beta site testing, decisions by potential customers will determine the viability of continuing into pre-production manufacturing and further testing and evaluation. In the past two years, SatCon has been successful in developing relationships with potential commercial customers for its technology and prototype demonstration units. These relationships can provide a foundation for the Company's continuing product development efforts while building a potential market base for those products in production quantities.

  To date, the Company has entered into discussions with such companies as Delco-Remy, General Motors, TRW, Applied Materials, Westinghouse and Allied Signal and intends to seek to form relationships that can utilize the sales, marketing and distribution channels as well as manufacturing capabilities of these organizations to further the commercialization of SatCon's technologies.

  DEVELOPMENTS DURING 1996

  General

  During Fiscal 1996, the Company was involved in a number of activities including the following:

  The Company delivered five "beta-site" units of an integrated suspension and motor system to Applied Materials, a manufacturer of semiconductor wafer fabrication equipment, for evaluation. If this evaluation is successful, the components could be used in a next-generation wafer processing system.

  The Company also developed an alpha demonstration unit of it's flywheel "Inertial Battery" intended for use as a replacement for lead-acid batteries in uninterruptible power supply systems. Potential customers include telecommunications companies such as cable television and telephony service suppliers.

  The Company also participated in several efforts with various commercial customers to develop new products and product improvements including an improved performance alternator for commercial vehicles; control electronics for a commercial manufacturer of turbines that will provide power regulation for a turbine being developed for potential applications in alternative fuel vehicles; and flywheel integrated power and attitude control systems for commercial satellite applications.

  Organizational Developments

  In September 1996, the Company further refined its organizational structure. The Technology Division and Energy Systems Division remained relatively unchanged with a new division, Tucson Space and Electro-Optics Division being created. The Company also opened a sales office in the Detroit, Michigan area to better service its automotive customers.

  The TECHNOLOGY DIVISION, located in Cambridge, continues the research and development work that has historically been conducted at SatCon. It will concentrate on developing advanced technologies through "integrated product teams" in motors and high speed drives, power electronics, magnetic bearings and suspension systems, and propulsion systems. As technology developments mature into potential products, product divisions may be created to further advance the applications and marketing efforts. At the end of fiscal 1996, SatCon had two such divisions.

  The ENERGY SYSTEMS DIVISION, located in SatCon's Cambridge offices, is focused on the product development and marketing of flywheel "Inertial Battery" systems for such markets as utilities, cable television and telecommunications, where uninterruptible power supplies (UPS) are critical to maintaining service. Although these markets represent a major opportunity base, other industrial users will be pursued as well. Power outages can be costly to many major industries which experience downtime and lost throughput whenever outages cause production line shut-down. SatCon's flywheel systems may provide a cost effective alternative to battery systems which have limited life and whose disposal is potentially hazardous to the environment.

  The TUCSON SPACE AND ELECTRO-OPTICS DIVISION is located in Tucson, AZ and is focused on two major product areas. The first is a flywheel energy storage system to be used as a new integrated power and attitude control system for satellites that eliminates chemical batteries and combines their function with that of satellite steering. The second is electro-optic sensing systems for applications such as earth mapping, mine hunting, commercial fishing and food inspection devices.

  FUNDED RESEARCH AND DEVELOPMENT

  The Company continued its funded research and development with various U.S. Government agencies during Fiscal 1996. Projects included a flywheel energy storage system for NASA for use in future satellite applications; a terrestrial based flywheel energy storage system for the Marine Corps; potentially cost effective permanent magnet variable speed drives for auxiliary applications on U.S. Navy Ships that can integrate high density drive electronics with innovative permanent magnet motors for hydraulic pump motors, circulating pumps and compressors; a lightweight, low volume alternator and a high efficiency power electronics drive for the Army, and several reaction mass actuator application programs for helicopters. SatCon is also working with the Air Force to investigate the use of new specialty shape memory alloys in air foil controls for greater fuel efficiency and with several other agencies on the development of high power density electronics modules called Power Electronic Building Blocks or PEBB's.

  COMMERCIALIZATION

  The Company intends to continue directing its commercialization efforts in the following product areas:

  Flywheel Energy Storage Systems

  By integrating energy-storing flywheels made of high-strength materials with high-power, permanent magnet motor/generators, SatCon has developed electro-mechanical storage systems that management believes have the potential to offer practical solutions for mobile and stationary applications. SatCon flywheel systems are anticipated to provide extremely high power output and energy storage in compact packages. They may be a long-lasting, light-weight, and environmentally sound alternative to conventional batteries.

  SatCon's Flywheel Energy Storage (FES) systems offer an alternative to lead-acid batteries as uninterruptible power supplies for the telecommunications industry, including cable television and telephone service providers, which are required to maintain service during power outages. In addition these systems can be used to provide backup for critical industrial processes and machines, as power supplies for satellites and as energy recovery systems for electric and hybrid electric vehicle drive trains.

  While flywheels have been used for centuries, practical, compact systems are a recent development. Their arrival coincides with the commercial availability of high-strength-to-weight composite materials, high energy permanent magnets, extremely efficient switching power supplies, and active electromagnetic bearings.

  During 1996, the Company made internal research and development investments in this technology by designing and building an alpha demonstration unit of its Inertial Battery 20C1000 series flywheel energy storage system for uninterruptible power supply applications for the telecommunications market.

  Motors and High Speed Drives

  SatCon designs and builds high-performance motors and drives that capitalize on advances in materials and semiconductor technology to achieve high power density. SatCon designs are characterized by power densities as high as 7 hp/lb for the motors and 25 hp/lb for the drive electronics. Through the use of high-performance materials and careful design of the magnetic circuits, SatCon has demonstrated electric motor prototypes that are light weight and have provided efficiencies in excess of 97 percent. SatCon's motor designs are being evaluated for a wide variety of applications including electric vehicles, shipboard motors and general industrial applications.

  During 1996, the Company made internal research and development investments in this product area by developing and demonstrating an advanced automotive alternator that can provide more power at lower speeds. The issue with current automotive alternators is the ability to match power requirements at idle speeds. By addressing key limitations of current alternators, SatCon is attempting to enter the automotive alternator market.

  Power Electronics

  SatCon has developed proprietary, custom-built high-voltage hybrid modules based on advanced power semiconductor technology at a fraction of the weight of conventional packages. The high-density topology and innovative cooling schemes utilized allow for higher throughput in smaller, lighter weight packages. These electronics support SatCon's high-speed drive and flywheel product development. This high-density topology and innovative cooling scheme has created power throughput in excess of 1 Megawatt in a 65-pound package.

  Magnetic Bearings and Suspension Systems

  Improvements in magnetic materials and electronic control systems have led the way to advances in electromagnetic bearings and suspension systems. SatCon has participated in the development of such systems for spacecraft and ground-based systems. SatCon's magnetic bearing systems feature innovative electromagnetic and permanent magnet actuators and advance digital control systems. These systems have been developed for both commercial and military applications.

  By injecting electromagnetic forces along a selected bearing axis in concert with shaft rotation, the magnetic bearings can balance a dynamic machine, resulting in smooth and quiet operation. Similar principles guide the application of electromagnetic suspension systems. These automated systems provide a significant reduction of structure-borne vibration transmittal, providing either low-vibration machinery operation, low detection, or vibration isolation. In addition, these systems provide lubrication-free support for rotating, reciprocating, and stationary systems. Also, through active electronic control, these systems provide quiet, smooth, and non-contaminating machinery operation and isolation.

  During 1996, the Company made internal investments in this product area by building several beta site units of its magnetic actuation system for semiconductor processing that can eliminate unwanted debris, provide higher throughput potential, and is more easily maintained than existing mechanical systems. This entry into the semiconductor processing equipment market may represent SatCon's first step toward realizing the market potential for electro-mechanical actuation systems.

  Propulsion Systems

  SatCon is developing commercial prototype prime propulsion and auxiliary power units that combine advanced gas turbine drives with high-speed electrical alternators. The result is compact, lightweight electrical power generation that can operate on a variety of fuels. This system, called the Turbine Alternator Unit ("TAU"), integrates a high-speed gas turbine and a highly efficient, high-frequency AC induction alternator on the same shaft. With innovative electrical, structural and thermal design, a TAU can operate at high speeds, resulting in high power output with reduced system size.

  These Turbine-Alternators, which are appropriate for a wide variety of primary or auxiliary power applications, are expected to operate on a variety of fuels and to offer attractive power-to-weight benefits compared to conventional power generation options.

  MARKETING/MARKETS

  SatCon's objective is to capitalize on the technology developments from its internal and contract research and development to be a leading supplier of a new generation of intelligent, electro-mechanical products for aerospace, transportation, industrial, and utility applications. These products, spawned by a revolution in the size, weight and efficiency of machines, provide competitive advantages in performance. Management believes the following list to be representative of market opportunities as they exist today for the Company's products.

  Flywheel Energy Storage ("FES") Systems: Electromechanical storage in SatCon's flywheel energy storage systems may replace batteries in a variety of industries including uninterruptible power supplies for telecommunications providers and industrial systems, power quality for utilities, and integrated power and attitude control for satellites.

  Motors and High Speed Drives: Management believes that SatCon's electric motors, generators, and drives may offer advantages to a variety of industries including automotive components, vehicle propulsion systems, industrial drives, machine tools, satellites and consumer products.

  Power Electronics: Lightweight, high power density electronics may offer advantages to several markets and are key components in SatCon's system products including motor and drive systems, electric and hybrid vehicles, aerospace, industrial controls and power management, and a variety of military subsystems.

  Magnetic Bearings and Suspension Systems: SatCon's magnetic bearing and suspension systems have the potential to be applied to a variety of applications such as aircraft gas turbine engines, flywheel systems, compressors, high speed machine tools, vibration isolators and computer chip manufacturing processing equipment.

  Propulsion Systems: Lightweight, low-cost, long-life turbine alternators may offer advantages for a variety of applications including hybrid vehicle primary propulsion, auxiliary power and portable power systems, and military vehicle propulsion and remote power supplies.

  COMPETITION

  The Company is aware of direct and indirect competitors which employ magnetics technology and have extensive research and development facilities in both government and commercial markets. The Company believes its principal competitors in government sponsored research and development include Aura Systems, Inc., American Flywheel, U.S. Flywheel, and Unique Mobility, Inc. The Company is aware of large companies, as well as smaller companies, entering this market and expects competition to intensify either through direct competition or via alternative technologies.

  Although the Company is not as well capitalized as some of its competitors and is more limited in terms of its facilities and number of personnel, its strategy is to compete with larger companies on the basis of its technical skills, proprietary know-how, access to university researchers in the greater Boston area conducting ongoing research, and key personnel, many of whom are experts in the field of magnetics technology.

  The industries served by the Company are highly competitive and a number of companies are involved in extensive research and development programs designed to address the technological challenges which the Company is seeking to address through its development programs. Many of these companies are larger and better financed than the Company. As a result, there can be no assurance that customers will not select technologies developed by or under development by other companies or that potential customers will select the

  Company's technologies to address both existing and potential markets. Virtually all of the Company's revenues to date from commercial contracts have been derived in connection with prototype development contracts. As a result, the Company will need to develop technologies which address customers' needs in a cost-effective and timely manner. There can be no assurance that the Company will be successful in these efforts, that technologies developed by other companies will not be selected, or that potential customers for the Company's technologies will adopt the Company's technologies in a timely manner, if at all.

  PATENTS AND PROPRIETARY INFORMATION

  The Company currently owns nine United States patents which expire between 2007 and 2013. The Company has twelve patent applications pending with the U.S. Patent and Trademark Office.

  As a qualifying small business, the Company has retained commercial ownership rights to proprietary technology developed under various U.S. Government contracts and grants, including Small Business Innovation Research ("SBIR") contracts.

  In addition to its patent rights, the Company also relies upon treatment of its technology as trade secrets and upon confidentiality agreements, which all of its employees are required to execute, assigning to the Company all patent rights and technical or other information developed by the employees during their employment with the Company. The Company's employees have also agreed not to disclose any trade secret or confidential information without the prior written consent of the Company. Notwithstanding these confidentiality agreements, there can be no assurances that other companies will not acquire information which the Company considers to be proprietary. Moreover, while the Company intends to defend vigorously its patents against infringement by third parties, there can be no assurance that the Company's patents will be enforceable or provide the Company with meaningful protection from competitors or that patent applications will be allowed. No assurance can be given as to the issuance of additional patents or, if so issued, as to their scope. Patents granted may not provide meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by the Company, it would be very costly for the Company to pursue its rights in an enforcement action, which would also divert funds and resources which otherwise could be used in the Company's operations. Furthermore, there can be no assurance that the Company would be successful in enforcing intellectual property rights or that the Company may not infringe patent or intellectual property rights of third parties, although the Company, to date, has not been required to defend its patents or proprietary information against claims by third parties.

  RESEARCH AND DEVELOPMENT

  All of the Company's revenues during Fiscal year 1996 are attributable to research and development activities funded by commercial customers and U.S. Government agency sponsors. Under the agreements funded by the U.S. Government, the government retains a royalty-free license to use the technology developed for government purposes and the Company retains exclusive rights to the technology for commercial and industrial applications. In addition to the research and development conducted under contract, the Company expended $893,628 on internally funded research and development in 1996. This is primarily related to continued development of drive train components for hybrid electric vehicles in the automotive industry as well as further development of flywheel energy storage systems for the cable industry.

  GOVERNMENT REGULATION

  The Company has entered into certain U.S. Government contracts which require compliance with applicable U.S. Government regulations. The Company's contracts with the U.S. Government consist primarily of research and development contracts, many of which are awarded under the SBIR Program. The research and development contracts are generally subject to competitive bidding and extensive regulation and are generally subject to cancellation at the U.S. Government's sole discretion. In addition, the Company has been awarded certain classified U.S. Government contracts. Certain of the Company's employees and directors have been required to obtain security clearance from the federal government.

  As a party to a number of contracts with the U.S. Government and its agencies, the Company must comply with extensive regulations, including regulations with respect to bid proposals and billing practices. As research and development contracts are generally subject to cancellation at the U.S. Government's sole discretion, should the

  U.S. Government or its agencies conclude that the Company has not adhered to federal regulations, any contracts to which the Company is a party could be canceled and/or could prohibit the Company from bidding on future contracts, which would have a material adverse effect on the Company. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to adjustment upon audit by the U.S. Government Defense Contract Audit Agency, the General Accounting Office, and other agencies. The Company could be required to disgorge any payments received from U.S. Government agencies if it is found to have violated federal regulations.

  The commercialization of the Company's technologies for use in various industries may also be affected by federal and state legislative and regulatory changes affecting such industries.

  MANUFACTURING AND SUPPLIERS

  To date, the Company has manufactured all of its prototype products at its facility in Cambridge, Massachusetts. The Company anticipates investing in manufacturing equipment to further develop the manufacturing capabilities at this facility. If the Company is successful in obtaining market penetration of its products, the Company will be required to deliver large volumes of quality products or components to its customers on a timely basis at reasonable costs to the Company. The Company intends to seek to supplement its manufacturing capabilities by establishing relationships with manufacturing organizations to deliver large volumes of its products until such time as the Company can develop its own manufacturing expertise and capacity. No assurance can be given that the Company will be able to successfully establish relationships with third party manufacturing organizations, or if such relationships are established, that they will be successful.

  The principal materials and supplies used by the Company are available from several commercial sources, and the Company does not depend on any single source for a significant portion of its materials or supplies. Component parts of the Company's active control systems are readily available.

  BACKLOG

  The Company's backlog consists primarily of research and development contracts. At September 30, 1996, the backlog was approximately $7,400,000 for work to be performed in the Fiscal year ending September 30, 1997. Many of the Company's contracts may be canceled at any time with limited or no penalty. Also, contract awards may be subject to funding approval from the U.S. Government and commercial entities, which involves political, budgetary, and other considerations over which the Company has no control. The Company's backlog at September 30, 1995 was approximately $10,000,000. At September 30, 1996, the Company also had $10,000,000 in conditional purchase orders and letters of intent for flywheel energy storage systems.

  SIGNIFICANT CUSTOMERS

  Chrysler accounted for approximately 38% of the Company's Fiscal 1996 sales. See "Footnote L" of Notes to Financial Statements. The Company's revenues from Chrysler decreased by approximately $3.9 million from 1995 to 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  EMPLOYEES

  At September 30, 1996, the Company employed a total of 102 people; 98 on a regular full-time basis, one on a regular part-time basis, and three student interns. Many of the Company's employees are affiliated with large universities located in the greater Boston area. Seventy-eight persons are employed in engineering, 23 in administration and 7 in marketing and sales. None of these employees are represented by a union. The Company believes that its relations with its employees are satisfactory.


  ITEM 2.   DESCRIPTION OF PROPERTIES

  The Company's office and laboratory space is 45,820 square feet located at 161 First Street, Cambridge, Massachusetts, under a primary lease expiring on October 31, 1998. The Company leases an additional 8,343 square feet located at 6245 East Broadway Boulevard, Suite 350, Tucson, Arizona, under a primary lease expiring on March 31, 2001. The Company believes its facilities are adequate for its current needs and that adequate facilities for expansion, if required, are available in the immediate areas. See "Footnote F" on Notes to Financial Statements.


  ITEM 3.   LEGAL PROCEEDINGS

  The Company is not involved in any material legal proceedings.


  ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the fourth quarter of the Fiscal year covered by this report through the solicitation of proxies or otherwise.

                                    PART II


  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

  The Company's Common Stock is traded on the Nasdaq National Market ("NNM") under the trading symbol "SATC." As of December 2, 1996 there were approximately 190 shareholders of record.

  For the periods reported below, the following table sets forth the range of high and low bid quotations for the Common Stock as reported by NNM. Such quotations represent interdealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions. As of December 2, 1996 the closing price for the Company's Common Stock, as quoted in the Wall Street Journal, was $7.328.

                          FISCAL YEAR 1996            FISCAL YEAR 1995
                      ------------------------    ------------------------
                                 BID                         BID
                      ------------------------    ------------------------
                            HIGH      LOW               HIGH      LOW
                      ------------  ----------    ------------  ----------
     First Quarter...    $11.375       $7.750        $13.000      $ 8.250
     Second Quarter..    $12.750       $6.250        $11.000      $ 8.625
     Third Quarter...    $12.750       $8.625        $15.125      $ 8.875
     Fourth Quarter..    $ 9.250       $7.000        $15.125      $10.375


  DIVIDEND POLICY

  The Company has not paid cash dividends on its Common Stock since its inception and has no intention of paying any cash dividends to its stockholders in the foreseeable future. The Company intends to reinvest earnings, if any, in the development and expansion of its business. Any declaration of dividends in the future will be at the election of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions, requirements of any bank lending arrangements which may then be in place and other pertinent factors.

  ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data set forth below for the years ended September 30, 1996, 1995, 1994, 1993, and 1992 has been derived from the financial statements of the Company which have been audited by Coopers & Lybrand L.L.P., independent accountants. This information should be read in conjunction with the financial statements and notes thereto set forth elsewhere in this Report.


  STATEMENT OF OPERATIONS DATA:


                                                              YEARS ENDED SEPTEMBER 30,
                                        -------------------------------------------------------------------
                                              1996           1995          1994         1993         1992
                                        -------------    -----------   -----------  ----------   -----------
Revenue.................................  $ 9,384,588    $11,475,427   $18,016,987  $5,306,680    $2,465,767
                                        -------------    -----------   -----------  ----------  ------------
Cost of Sales...........................    3,940,674      6,522,768    11,281,239   2,652,533       897,099
Selling, General and Administrative
     Expenses...........................    8,023,441      5,483,194     4,655,769   2,363,370     1,510,612
Research and Development................      893,628      1,937,241       461,068     119,663         9,472
                                        -------------    -----------   -----------  ----------  ------------
     Total Operating Expenses...........   12,857,743     13,943,203    16,398,076   5,135,566     2,417,183
Interest Income/(Expense), Net..........      463,840        451,034       409,337     119,100       (47,324)
                                        -------------    -----------   -----------  ----------  ------------
Income/(loss) Before Income Taxes.......   (3,009,315)    (2,016,742)    2,028,248     290,214         1,260
Provision/(benefit) for Income Taxes....     (144,479)      (806,697)      803,356     101,288           290
                                        -------------    -----------   -----------  ----------  ------------
Net Income/(loss).......................  $(2,864,836)   $(1,210,045)  $ 1,224,892  $  188,926    $      970
                                        =============    ===========   ===========  ==========  ============
Earnings/(loss)  per Common and Common
 Equivalent Share.......................        $(.39)         $(.17)         $.17        $.03             -
                                        =============    ===========   ===========  ==========  ============
Weighted Average Shares Outstanding.....    7,285,756      7,079,855     7,347,098   5,628,641     3,892,132

BALANCE SHEET DATA:


                                                          AT SEPTEMBER 30,
                                ---------------------------------------------------------------------
                                     1996         1995          1994            1993        1992
                                -----------    -----------    -----------    ----------    ----------
Total Assets.................   $17,182,455    $19,792,966    $22,274,534    $8,430,630    $1,320,501
Total Long Term Obligations..   $         0    $         0    $         0    $   11,229    $   45,929
Total Liabilities............   $ 1,083,287    $ 1,040,251    $ 2,768,493    $1,241,426    $  997,570
Working Capital..............   $11,011,170    $15,615,645    $18,172,529    $6,715,989    $   33,350
Stockholders' Equity.........   $16,099,168    $18,752,715    $19,506,041    $7,189,204    $  322,931

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  INTRODUCTION

  SatCon Technology Corporation (the "Company" or "SatCon") was organized as a Massachusetts corporation in February 1985 and reincorporated in Delaware in 1992. SatCon designs, develops, and manufactures intelligent, electro-mechanical products for aerospace, transportation, industrial, and utility applications. SatCon's electro-mechanical products are being developed for a wide variety of U.S. government and commercial markets. For the government, SatCon's electro-mechanical systems provide low vibration and high power for applications ranging from satellite attitude control to high speed drives for shipboard systems. In the transportation segment, SatCon is developing electric and hybrid electric drive components, auxiliary power units, and advanced steering, suspension, and braking systems. SatCon is working with major equipment producers to develop process equipment drives, high speed and precision machine tools, manipulators, and machinery isolation equipment. SatCon's electro-mechanical systems may offer to the utility industry advantages in power generation, energy storage, and power quality. In the consumer market, SatCon is developing freon-free compressors for refrigerators, variable speed motors, and other long-life, high-efficiency machinery.

  It is the Company's strategy to accelerate leading edge developments by continuing to expand its externally funded contract research and development from both government and commercial sources. The Company can then leverage this funding to develop products which the Company believes can both be sold to government agencies and transition into high volume commercial products. Recent changes in the Small Business Innovative Research program provide a new mechanism to pursue government Phase III pre-production programs on a sole source non-competitive basis. In most instances, individual components have multiple applications across these markets.

  This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Results."

  RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, the Percentage of Revenues for certain items in the Company's Statement of Operations for each period:

                                                 YEAR ENDED SEPTEMBER 30,
                                              ------------------------------
                                                 1996     1995     1994
                                              --------- -------- -----------
     Revenues................................   100.0%   100.0%     100.0%
     Cost of sales...........................    42.0     56.8       62.6
     Selling, general and administrative
      expenses...............................    85.5     47.8       25.8
     Research and development expenses.......     9.5     16.9        2.6
     Total operating expenses (excluding
      cost of sales).........................    95.0     64.7       28.4
     Operating income/(loss).................   (37.0)   (21.5)       9.0
     Interest income/(expense) net...........     4.9      3.9        2.3
     Income /(loss) before income taxes......   (32.1)   (17.6)      11.3
     Provision/(benefit) for income taxes....    (1.5)    (7.0)       4.5
     Net income/(loss).......................   (30.6)   (10.6)       6.8

  YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1995


  Revenues. The Company's revenues decreased $2,090,839, or 18.2%, from 1995 to 1996. The decrease is primarily due to a decrease in revenue of approximately $3,945,253 from contracts with Chrysler Corporation for the development of drive train components as part of the Patriot Hybrid Vehicle Program. During the year, Chrysler Corporation announced the cancellation of the Patriot Hybrid Vehicle Program. Chrysler has announced that it intends to transition technologies utilized in the Patriot Program to their Hybrid Electric Vehicle
  (HEV) program being sponsored by the U.S. Government's Super Car Initiative. The Company expects involvement with Chrysler in this effort; however as of December 20, 1996, no contractual agreement has been entered between SatCon and Chrysler Corporation relating to the HEV program. The Company can give no assurance that it will receive additional work related to the HEV program.
  The Company has not to date recorded any revenues associated with the Chrysler HEV Program. This decrease in revenue was partially offset by increased revenues of approximately $2,355,000 related to work on various government development contracts.

  Cost of Sales. Cost of sales decreased $2,582,094, or 39.5%, from 1995 to 1996. The decrease is primarily due to a decrease in work during 1996 on contracts with Chrysler Corporation for the development of drive train components as part of the Patriot Hybrid Vehicle Program. As a percentage of revenue, cost of sales decreased from 56.8% for 1995 to 42.0.% for 1996. The decrease in cost of sales, as a percent of revenue, was primarily due to a decrease in direct material and subcontract costs and an increase in direct labor costs directly related to the shift from work on the Chrysler Patriot Program, which had high material costs, as a percentage of revenue, to work on several labor intensive research and development contracts funded by the U.S Government which typically have higher margins.

  Selling, General and Administrative. Selling, general and administrative expenses increased $2,540,247, or 46.3%, from 1995 to 1996, a change as a percentage of revenue from 47.8% in 1995 to 85.5% in 1996. Approximately $500,000 is attributable to the establishment of the Company's Space Division in Tucson, Arizona. Approximately $600,000 was expensed in establishing the Company's Flywheel Energy Storage Division. Cambridge facilities expense increased approximately $277,000 due to the exercise of an option in the Company's lease for additional space. The Company now occupies the entire building at 161 First Street, Cambridge, Massachusetts. Depreciation expense increased approximately $373,000 due to purchases of computer, laboratory, inspection, test, and manufacturing equipment during fiscal 1995 and 1996. Marketing expenses increased approximately $500,000 in efforts to broaden the customer base in anticipation of the cancellation of the Patriot Program.

  Research and Development. Research and development expenses decreased $1,043,613, or 53.9% from 1995 to 1996. As a percentage of revenue, internal research and development decreased from 16.9% in 1995 to 9.5% in 1996. The decrease in research and development spending is primarily the result of a reallocation of engineering resources from internally funded research and development to construction of a pre-production flywheel, additional marketing efforts and development efforts on contracts from the U.S. Government and commercial contracts. Virtually all of 1996 revenues were for sponsored research and development. As a small business under government contracts, SatCon retains commercial rights to work developed. For commercial contracts, intellectual property is negotiated on a case-by-case basis.

  Net Income/(Loss). As a result of decreased revenues and increased investment in marketing, facilities, and associated fringe costs, the Company realized a net loss of $2,864,836 in 1996 versus a net loss of $1,210,045 in 1995.


  YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1994

  Revenues. The Company's revenues decreased $6,541,560, or 36.3%, from 1994 to 1995. The decrease is primarily due to a decrease in revenue of approximately $5,700,000 from contracts with Chrysler Corporation for the development of drive train components as part of the Patriot Hybrid Vehicle Program. During the year, performance testing began of first generation drive train components to identify possible design improvements to be incorporated in subsequent units. This testing resulted in a delay in revenue from the Patriot Program. At the close of the fiscal year the Company continued to support Chrysler in these test and design improvement efforts on a time and materials basis. In addition, the company realized a decrease in revenue of approximately $2,700,000, due to the completion of a contract with Itek Optical Systems for design work for a U.S. Government program. These decreases in revenue were partially offset by increased revenues of approximately $1,800,000 related to work on various commercial and government development contracts.

  Cost of Sales. Cost of sales decreased $4,758,471, or 42.2%, from 1994 to 1995. The decrease is primarily due to a decrease in work during 1995 on contracts with Chrysler Corporation for the development of drive train components as part of the Patriot Hybrid Vehicle Program. As a percentage of revenue, cost of sales decreased from 62.6% for 1994 to 56.8% for 1995. The decrease in cost of sales as a percent of revenue was primarily due to a decrease in direct material and subcontract costs as a percentage of cost of sales related to a shift in efforts on the Patriot Program from material procurement and subcontract production to assembly and test of first generation drive train components. This decrease is partially offset by an increase in material procurement and subcontract production cost for long lead time parts for second generation drive train components for the Patriot Program.

  Selling, General and Administrative. Selling, general and administrative expenses increased $827,425, or 17.8%, from 1994 to 1995, a change as a percentage of revenue from 25.8% in 1994 to 47.8% in 1995. This increase is primarily the result of the addition of business support personnel (marketing, engineering, and administrative) added to support the Company's transition to a supplier of products to commercial markets. This increase was partially offset by a decrease in costs related to contract employees and consultants replaced by permanent employees. In addition, depreciation expense increased primarily due to the purchases of computer, laboratory, inspection and test, and manufacturing equipment during fiscal year 1994 and 1995.

  Research and Development. Research and development expenses increased $1,476,173, or 320.2% from 1994 to 1995. As a percentage of revenue, internal research and development increased from 2.6% in 1994 to 16.9% in 1995. The increase in expenditures is primarily associated with projects to develop technology for products for the automotive and other commercial markets. The majority of the increase is associated with projects related to the develop of three pre-production prototype systems. The systems developed and built include a flywheel energy storage system aimed at stationary uninterruptable power supply markets, an advanced replacement alternator for automotive applications, and an advanced actuation system for semiconductor processing equipment. The Company continues to increase efforts in the pursuit of commercial product opportunities capitalizing on the Company's Active Motion Control technology base.

  Net Income/(Loss). As a result of decreased revenues and increased selling, general and administrative and research and development expenses, the Company realized a net loss of $1,210,045 in 1995 versus a net income of $1,224,892 in 1994.

  LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash and cash equivalents was $3,770,925 as of September 30, 1996, an increase of $1,582,938 from September 30, 1995. Cash used in operating activities was $3,072,434 during 1996, as compared to cash provided by operating activities of $5,751,991 during 1995. The cash used in operations was primarily the result of a net increase of approximately $972,675 in accounts receivable and unbilled contract costs due primarily to extended billing and payment terms with two commercial customers. The remainder of the cash used by operating activities is primarily a result of an increase in other assets, a decrease in prepaid expenses, an increase in accrued expenses and payroll, and the net loss net of income tax benefit for the period.

  Cash provided by investing activities as of September 30, 1996, was $4,450,724. The cash provided relates primarily to the sale and maturity of approximately $8,407,185 of marketable securities to fund operations prior to collection of outstanding invoices. The cash provided was partially offset by purchases of marketable securities of approximately $1,450,000 and capital expenditures of approximately $2,293,305. The capital expenditures primarily relate to the purchase of inspection equipment, furniture and fixtures, leasehold improvements, computer equipment, and sales and demonstration equipment.

  The Company has a $3,000,000 bank line of credit. Borrowings under the line will be unsecured and charged interest at prime rate. The line of credit expires January 31, 1997. The Company has entered into negotiations to replace this line of credit. No funds have as yet been advanced under this facility. The Company is required to maintain certain covenants including certain financial ratios as described in the line of credit agreement.

  The Company anticipates that its existing cash resources, cash flow from operations and the continued availability of its bank line of credit will be sufficient to fund its operations through September 30, 1997, provided it meets its operating plan and remains in compliance with its credit agreement, although no funds have as yet been advanced. The Company is currently in default of its line of credit facility with the bank. However, the Company has received a written waiver of this default for the year ended September 30, 1996. The Company's ability to finance its operations will be dependent on its ability to renegotiate its bank line of credit for a continued availability of borrowing thereunder. There can be no assurance that the Company will be successful in renegotiating its line of credit. To the extent cash flow from operations is insufficient to fund the Company's activities, it may be necessary to raise additional funds through equity or debt financing. The Company's ability to generate cash from operations depends upon, among other things, revenue growth, its credit and payments terms with vendors, and collections of accounts receivable. The Company's ability to borrow under this facility is dependent upon satisfying certain financial covenants, among other things, and there can be no assurances that the Company will remain in compliance. If such sources of cash prove insufficient, the Company will be required to make changes in its operations or to seek additional debt or equity financing. There can be no assurances that cash generated from operations and borrowings under its credit facility will be sufficient to meet its operating requirements, or if required, that additional debt or equity financing will be available on terms acceptable to the Company.

  FACTORS AFFECTING FUTURE RESULTS

  The Company's future results remain difficult to predict and may be affected by a number of factors which could cause actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K and presented elsewhere by management from time to time. These factors include business conditions within the automotive, telecommunications, industrial machinery and semiconductor industries and the world economies as a whole, and competitive pressures that may impact research and development spending. The Company's revenue growth is dependent on technology developments and contract research and development for both the government and commercial sectors and no assurance can be given that such investments will continue or that the Company can successfully obtain such funds. In addition, the Company's future growth opportunities are dependent on the introduction on new products that must penetrate automotive, telecommunications, industrial, and computer market segments. No assurance can be given that new products can be developed, or if developed, will be successful; that competitors will not force prices to an unacceptably low level or take market share from the Company; or that the Company can achieve or maintain profits in these markets. Because of these and other factors, past financial performances should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the Company's stock price frequently experiences significant volatility.

  EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages companies to recognize compensation expense in the income statement based on the fair value of the underlying common stock at the date the awards are granted . However, it will permit continued accounting under APB Opinion 25, "Accounting for Stock Issued to Employees," accompanied by a disclosure of the pro forma effects on net income and earnings per share had the new accounting rules been applied. The statement is effective for Fiscal 1997. The Company plans to account for stock based compensation in accordance with APB Opinion 25.


  EFFECTS OF INFLATION

  The Company believes that inflation over the past three years has not had a significant impact on the Company's sales or operating results.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Report of Independent Accountants.........................................   17

Financial Statements:

  Balance Sheets as of September 30, 1996 and 1995........................   18

  Statements of Operations for the Years Ended September 30, 1996,
     1995, and 1994.......................................................   19

  Statements of Changes in Stockholders' Equity for the Years Ended
     September 30, 1996, 1995, and 1994...................................   20

  Statements of Cash Flows for the Years Ended September 30, 1996,
     1995, and 1994.......................................................   21

  Notes to Financial Statements...........................................   22

  Schedule II; Valuation and Qualifying Accounts for the Years Ended
     September 30, 1996, 1995, and 1994...................................   32

  Index to Exhibits.......................................................   38

                       REPORT OF INDEPENDENT ACCOUNTANTS


     We have audited the accompanying balance sheets and financial statement schedule of SatCon Technology Corporation as of September 30, 1996 and 1995, and the related statements of operations, changes in stockholder's equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SatCon Technology Corporation as of September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                            Coopers & Lybrand L.L.P.


Boston, Massachusetts
December 3, 1996

                         SATCON TECHNOLOGY CORPORATION

                                BALANCE SHEETS

                                                                                  SEPTEMBER 30,     SEPTEMBER 30,
                                                                                       1996             1995
                                                                                ----------------  ----------------
                                           ASSETS
Current assets:
     Cash and cash equivalents................................................     $ 3,770,925       $ 2,187,987
     Marketable securities (Note B)...........................................       3,435,743        10,386,288
     Accounts receivable, net of allowance of $130,900 in 1996 and 1995.......       2,881,790         2,076,002
     Unbilled contract costs, net of allowance of $432,500 in 1996 and
          $66,500 in 1995 (Note C)............................................       1,563,254         1,396,367
     Prepaid expenses and other assets........................................         442,745           609,252
                                                                                ----------------  ----------------
          Total current assets................................................      12,094,457        16,655,896
Property and equipment, net (Note D)..........................................       4,347,784         2,772,018
Other assets..................................................................         740,214           365,052
                                                                                ----------------  ----------------
          Total assets........................................................     $17,182,455       $19,792,966
                                                                                ================  ================

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.........................................................     $   605,048       $   624,955
     Accrued payroll and payroll related expenses.............................         183,747           153,989
     Other accrued expenses...................................................         294,492            88,025
     Deferred income taxes (Note H)...........................................            -              173,282
                                                                                ----------------  ----------------
          Total current liabilities...........................................       1,083,287         1,040,251
Commitments (Note F)..........................................................            -                 -

                                       STOCKHOLDERS' EQUITY
Preferred stock; $.01 par value, 1,000,000 shares authorized; none issued
   (Note J)...................................................................            -                 -
Common stock, $.01 par value, 10,000,000 shares authorized; 7,359,074 and
   7,166,601 shares at September 30, 1996 and 1995, respectively, issued
   and outstanding (Note I)...................................................          73,591            71,666
Additional paid-in capital....................................................      18,487,209        18,284,486
Retained earnings/(loss)......................................................      (2,421,697)          443,139
Unrealized losses on marketable securities, net of tax effect (Note B)........         (39,935)          (46,576)
                                                                                ----------------  ----------------
          Total stockholders' equity..........................................      16,099,168        18,752,715
                                                                                ----------------  ----------------
               Total liabilities and stockholders' equity.....................     $17,182,455       $19,792,966
                                                                                ================  ================

   The accompanying notes are an integral part of the financial statements.

                         SATCON TECHNOLOGY CORPORATION

                           STATEMENTS OF OPERATIONS


                                                   YEARS ENDED SEPTEMBER 30,
                                          ------------------------------------------
                                              1996           1995           1994
                                          ------------   ------------   ------------
Revenue.................................  $ 9,384,588    $11,475,427    $18,016,987
                                          ------------   ------------   ------------
Cost of sales...........................    3,940,674      6,522,768     11,281,239
Selling, general and administrative
 expenses...............................    8,023,441      5,483,194      4,655,769
Research and development expenses.......      893,628      1,937,241        461,068
                                          ------------   ------------   ------------
Total operating expenses................   12,857,743     13,943,203     16,398,076
                                          ------------   ------------   ------------
Operating income/(loss).................   (3,473,155)    (2,467,776)     1,618,911
Interest income, net....................      463,840        451,034        409,337
                                          ------------   ------------   ------------
Income/(loss) before income taxes.......   (3,009,315)    (2,016,742)     2,028,248
Provision/(benefit) for income taxes....     (144,479)      (806,697)       803,356
                                          ------------   ------------   ------------
Net income/(loss).......................   (2,864,836)    (1,210,045)     1,224,892
                                          ============   ============   ============
Earnings/(loss) per common and common
 equivalent share.......................  $      (.39)   $      (.17)    $      .17
                                          ============   ============   ============
Weighted average shares outstanding.....    7,285,756      7,079,855      7,347,098

   The accompanying notes are an integral part of the financial statements.

                         SATCON TECHNOLOGY CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                                                     UNREALIZED
                                                                                                      LOSS ON             TOTAL
                                    COMMON     COMMON    ADDITIONAL PAID-IN    RETAINED EARNINGS    MARKETABLE       STOCKHOLDERS'
                                    SHARES      STOCK         CAPITAL               (LOSS)          SECURITIES (1)       EQUITY
                                  ---------   --------   ------------------    -----------------    --------------    -------------
Balance, September 30, 1993....   5,153,633   $51,536         $ 6,709,376          $   428,292        $      -         $ 7,189,204
Net income.....................       -         -                   -                1,224,892               -           1,224,892
Sale of common stock...........   1,715,505    17,155          11,050,723                -                   -          11,067,878
Exercise of stock options......     144,588     1,446             158,488                -                   -             159,934
Change in unrealized losses
on marketable securities(1)....       -         -                   -                    -               (135,867)        (135,867)
                                  ---------   -------     -----------------        ------------     --------------    -------------
Balance, September 30, 1994....   7,013,726    70,137          17,918,587            1,653,184           (135,867)      19,506,041
Net loss.......................       -         -                   -               (1,210,045)              -          (1,210,045)
Exercise of stock options......     152,875     1,529             365,899                -                   -             367,428
Change in unrealized losses
  on marketable securities(1)..       -         -                   -                    -                 89,291           89,291
                                  ---------   -------     -----------------        ------------     --------------    -------------
Balance, September 30, 1995....   7,166,601    71,666          18,284,486              443,139            (46,576)      18,752,715
Net Loss.......................       -         -                   -               (2,864,836)              -          (2,864,836)
Exercise of stock options......     192,473     1,925             202,723                -                   -             204,648
Change in unrealized losses
  on marketable securities(1)..       -         -                   -                    -                  6,641            6,641
                                  ---------   -------     -----------------        ------------     --------------    -------------
Balance, September 30, 1996....   7,359,074   $73,591         $18,487,209          $(2,421,697)       $   (39,935)     $16,099,168
                                  =========   =======     =================        ============     ==============    =============

________

(1) Net of tax effect

   The accompanying notes are an integral part of the financial statements.

                         SATCON TECHNOLOGY CORPORATION

                           STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED SEPTEMBER 30,
                                                                     -------------------------------------------------------
                                                                           1996                1995                  1994
                                                                     -------------         ------------         ------------
Cash flows from operating activities:
     Net income/(loss)..............................................   $(2,864,836)        $(1,210,0 45)        $  1,224,892
     Adjustments to reconcile net income/(loss) to net
       cash provided by/(used in) operating activities:
        Depreciation and amortization...............................       820,991              352,143              306,935
        Reserve for unbilled........................................       390,500              -                    100,000
        Changes in operating assets and liabilities:
            Accounts receivable.....................................      (905,787)           3,020,582           (4,089,438)
            Prepaid expenses and other assets.......................       222,821              (61,958)            (149,388)
            Unbilled contract costs.................................      (557,386)           5,290,655           (6,146,396)
            Other assets............................................      (221,772)              88,856                4,328
            Accounts payable........................................       (19,907)            (754,935)             701,238
            Accrued expenses and payroll............................       236,225             (166,610)              76,399
            Income taxes payable....................................       -                    -                    (12,997)
            Deferred income taxes...................................      (173,283)            (806,697)             803,356
                                                                     -------------         ------------         ------------
Total adjustments...................................................      (207,598)           6,962,036           (8,405,963)
                                                                     -------------         ------------         ------------
Net cash provided by/(used in) operating activities.................    (3,072,434)           5,751,991           (7,181,071)
                                                                     -------------         ------------         ------------
Cash flows from investing activities:
     Purchases of marketable securities.............................    (1,450,000)          (9,465,938)         (34,466,181)
     Sales and maturities of marketable securities..................     8,407,185            6,148,814           30,396,663
     Patent & trademark expenditures................................      (156,843)            (245,140)             (32,386)
     Deferred financing fees........................................       (56,313)            (277,764)                   -
     Capital expenditures...........................................    (2,293,305)            (999,415)          (1,127,947)
                                                                     -------------         ------------         ------------
Net cash provided by/(used in) investing activities.................     4,450,724           (4,839,443)          (5,229,851)
                                                                     -------------         ------------         ------------
Cash flows from financing activities:
     Repayment of short-term borrowings.............................             -                    -               (5,000)
     Proceeds from exercise of stock options........................       204,648              367,428              159,934
     Payments under capital lease obligations.......................             -                    -              (35,929)
     Proceeds from issuance of common stock.........................             -                    -           11,067,878
                                                                     -------------         ------------         ------------
Net cash provided by financing activities...........................       204,648              367,428           11,186,883
                                                                     -------------         ------------         ------------
Net increase/(decrease) in cash.....................................     1,582,938            1,279,976           (1,224,039)
                                                                     -------------         ------------         ------------
Cash at beginning of period.........................................     2,187,987              908,011            2,132,050
                                                                     -------------         ------------         ------------
Cash and cash equivalents at end of period..........................   $ 3,770,925          $ 2,187,987          $   908,011
                                                                     =============         ============         ============

   The accompanying notes are an integral part of the financial statements.

                         SATCON TECHNOLOGY CORPORATION

                         Notes to Financial Statements


  A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

  SatCon Technology Corporation (the "Company" or "SatCon") was organized as a Massachusetts corporation in February 1985 and reincorporated in Delaware in 1992. SatCon designs, develops and manufactures intelligent, electro-mechanical products for aerospace, transportation, industrial, and utility applications. SatCon's electro-mechanical products are being developed for a wide variety of U.S. government and commercial markets. For the government, SatCon's electro-mechanical systems provide low vibration and high power for applications ranging from satellite attitude control to high speed drives for shipboard systems. In the transportation segment SatCon is developing electric and hybrid electric drive components, auxiliary power units, and advanced steering, suspension, and braking systems. SatCon is working with major equipment producers to develop process equipment drives, high speed and precision machine tools, manipulators, and machinery isolation equipment. SatCon's electro-mechanical systems may offer to the utility industry advantages in power generation, energy storage, and power quality. In the consumer market SatCon is developing freon-free compressors for refrigerators, variable speed motors, and other long-life, high-efficiency machinery.


  It is the Company's strategy to accelerate leading edge developments by continuing to expand its externally funded contract research and development from both government and commercial sources. The Company can then leverage this funding to develop products which the Company believes can both be sold to government agencies transition into high volume commercial products. Recent changes in the Small Business Innovative Research program provide a new mechanism to pursue government Phase III preproduction programs on a sole source non-competitive basis. In most instances, individual components have multiple applications across these markets.

  Revenue Recognition

  The Company performs research under cost type, fixed price, and time and material contracts and sells product prototypes. Revenue is recognized on the percentage-of-completion method based on the proportion of costs incurred to total estimated costs for each contract. Revenues recognized in excess of amounts billed are classified in current assets as unbilled contract costs. Certain contracts contain provisions for performance incentives. Such incentives are included in revenues when realization is assured. If a current contract estimate indicates a loss, a provision is made for the total anticipated loss.

  All payments to the Company for work performed on contracts with agencies of the U.S. Government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made.

  Cash and Cash Equivalents

  Cash and cash equivalents include cash on hand, demand deposits and highly liquid investments with a maturity of three months or less when acquired. At September 30, 1996, $67,632 of cash and cash equivalents is reserved as collateral for a letter of credit drawn for the deposit on a facility lease.

  Marketable Securities

  The Company accounts for marketable securities in accordance with the Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities."

  Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity except for unrealized losses determined to be permanent in nature. Such unrealized losses are included in the determination of net income in the period in which management determines the decline to be permanent. The Company is not actively involved in the purchase and sale of investments classified as trading. At September 30, 1996, the Company had no investments that qualified as trading or held to maturity.

     The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

  Property and Equipment

  Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the asset's estimated useful life. Effective October 1, 1994 the estimated useful lives of property and equipment are as follows:

                                                             ESTIMATED LIVES
                                                            -------------------
          Computer equipment and software..................       3 Years
          Electronic laboratory and shop equipment.........       5 Years
          Mechanical laboratory and shop equipment.........      10 Years
          Sales and demonstration equipment................    3 - 10 Years
          Furniture and fixtures...........................      10 Years
          Leasehold improvements...........................  Lesser of the life of the lease or the
                                                             useful life of the
                                                             improvement

  Previously, the estimated useful lives of property and equipment were three years. These changes were made to better reflect the estimated periods during which such assets will remain in service.

  When assets are retired or otherwise disposed of, the cost and related depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in other income.

  Intangibles

  The Company periodically reviews the propriety of carrying amounts of its intangible assets as well as the amortization periods to determine whether current events and circumstances warrant adjustment to the carrying value or estimated useful lives. At each balance sheet date, management evaluates whether there has been a permanent impairment in the value of intangibles by assessing the carrying value of intangibles against anticipated future cash flows from related operating activities. Factors which management considers in performing this assessment include current operating results, trends and prospects and, in addition, demand, competetion and other economic factors.

  Other intangibles, which consist of patents and trademarks are being amortized on a straight-line basis over 7 years.

  Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions and disclosure of contingencies at the date of the financial statements. Actual results could differ from these estimates.

  Income Taxes

  The Company accounts for income taxes in accordance with Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which requires a balance sheet approach for accounting for income taxes. Under SFAS 109, deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the basis of assets and liabilities using statutory rates. The Company has, as required under the Internal Revenue Code, switched from the cash to accrual method for tax reporting purposes.

  Earnings/(loss) Per Common and Common Equivalent Share

  Earnings/(loss) per common and common equivalent share is based upon the weighted average number of common shares outstanding during each year, adjusted to include the dilutive effects of stock options and warrants. For the current year ended September 30, 1996 common share equivalents have not been included because their effect would have been antidilutive. For all periods presented, fully diluted earnings per share is not materially different from primary earnings per share.

  Concentration of Credit Risk

  Financial instruments which subject the Company to concentrations of credit risk consist principally of cash equivalents, investments in marketable securities, trade accounts receivable, and unbilled contract costs.

  The Company's trade accounts receivable and unbilled contract costs are primarily from sales to U.S. Government agencies and two commercial customers. The Company does not require collateral and has not historically experienced significant credit losses related to receivables or unbilled contract costs from individual customers or groups of customers in any particular industry or geographic area.

  The Company deposits its cash and invests in short-term investments and marketable securities primarily through one regional commercial bank and one investment company. Credit exposure to any one entity is limited by Company policy.

  Reclassifications

  Certain prior year balances have been reclassified to conform to current year presentations.


  B.    MARKETABLE SECURITIES

  At September 30, 1996, debt securities have been categorized as available for sale and as a result are stated at fair value.

  As of September 30, 1996 marketable securities consist of the following:

                                                                                         GROSS
                SECURITY                    AMORTIZED     AGGREGATE    BALANCE SHEET   UNREALIZED
                CATEGORY                   COST BASIS     FAIR VALUE   CARRYING VALUE  GAIN/(LOSS)
                --------                  ------------- ------------- ---------------  ----------
Corporate debt securities...............  $  693,867     $  648,874      $  648,874    $(44,993)
Debt securities issued by U.S.
 Government and its agencies............     700,000        681,038         681,038     (18,962)

Debt securities issued by states of the
 U.S. and political subdivisions of the
 states.................................   1,950,825      1,951,198       1,951,198         373

Mortgage-backed securities..............     157,609        154,633         154,633      (2,976)
                                                                       ------------- -----------
                                                                         $3,435,743    $(66,558)
                                                                       ============= ===========

  The contractual maturities of debt securities available for sale at September 30, 199 are as follows:

                                                         AGGREGATE      AMORTIZED
                                                        FAIR VALUE      COST BASIS
                                                       ------------    ------------
          Due within one year.....................     $  1,951,197    $  1,950,824
          Due after one year through five years...          681,038         700,000
          Due after five years through 10 years...          326,875         347,124
          Due after 10 years......................          476,633         504,353
                                                       ------------    ------------
                                                       $  3,435,743    $  3,502,301
                                                       ============    ============

  Gross unrealized holding losses at September 30, 1996 were $66,558 and are included on the balance sheet as a separate component of stockholder equity net of tax effect. Proceeds from sales and maturities of marketable securities during Fiscal 1996 were $8,407,185. Gross realized losses from the sale of securities classified as available for sale during Fiscal 1996 and 1995 were $1,461 and $58,360, respectively. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.


  C.    UNBILLED CONTRACT COSTS

  Unbilled contract costs include retention arising from contractual provisions of $111,745 and $153,617 at September 30, 1996 and 1995, respectively. It is anticipated that substantially all of these unbilled retention amounts will be collected during the Fiscal year ending September 30, 1997. Unbilled contract costs are net of advance billings of $95,062 and $85,361 at September 30, 1996 and 1995, respectively.

  D.    PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                          SEPTEMBER 30,
                                                    ------------------------
                                                         1996        1995
                                                    ------------ -----------
            Machinery and equipment.................  $3,118,538  $2,534,511
            Sales and demonstration Units...........   1,885,274     292,500
            Furniture and fixtures..................     219,204     188,559
            Computer software.......................     385,987     259,045
            Leasehold improvements..................     315,327     256,410
                                                    ------------ -----------
                                                       5,924,330   3,531,025
            Less accumulated depreciation and
             amortization                              1,576,546     759,007
                                                    ------------ -----------
                                                      $4,347,784  $2,772,018
                                                    ============ ===========

  Depreciation expense for the years ended September 30, 1996, 1995, and 1994 was $817,539, $343,775, and $301,724, respectively.

  For Fiscal 1996 and 1995 there was no equipment under capital lease.

  E.    NOTES PAYABLE

  In January 1995 the Company established a $3,000,000 line of credit with Citizen's Bank replacing the existing $1,500,000 line established on December 8, 1993. Borrowings under the line will be unsecured and charged interest at the bank's prime rate. The line of credit expires January 31, 1997. The Company has entered into negotiations to replace this line of credit. No funds have been as yet advanced under this facility. The Company is required to maintain certain covenants including certain financial ratios as described in the line of credit agreement. The Company received a waiver in December 1996 of certain financial covenants for the period ended September 30, 1996.

  F.    COMMITMENTS AND CONTINGENCIES

  The Company's office and laboratory space is 45,820 square feet located at 161 First Street, Cambridge, Massachusetts, under a primary lease expiring on October 31, 1998. The monthly payment is $42,002 plus its pro rata share of operating expenses and real estate taxes. Effective April 1996, the Company occupies 8,343 square feet located at 6245 East Broadway Boulevard, Suite 350, Tucson, Arizona, under a primary lease expiring June 30, 2001. The monthly payment is $10,430 including its pro rata share of operating expenses. The Company believes its facilities are adequate for its current needs and that adequate facilities for expansion, if required, are available in the immediate areas.

     Future minimum annual rentals under all lease agreements at September 30, 1996 are as follows:

            FISCAL                           OPERATING
             YEAR                             LEASES
             ----                          -----------
            1997.......................... $1,090,624
            1998..........................  1,062,210
            1999..........................  1,062,740
            2000..........................  1,060,221
            2001..........................  1,063,085
                                           ----------
                                           $5,388,880
                                           ==========


  Total rental expense including operating expenses and real estate taxes for operating leases amounted to $1,000,802, $725,750, and $507,816 respectively, for the years ended September 30, 1996, 1995 and 1994.

  In fiscal year 1996 the Company had a dispute of contractual terms in the amount of $344,000. Management believes that the financial statements properly reflect the ultimate impact of this matter.

  G.    EMPLOYEE BENEFIT PLAN

  The Company offers a 401(k) Employee Benefit Plan (the "401(k) Plan"). Under the 401(k) Plan, any employee who has completed one year of service and has attained the age of 21 years is eligible to participate. Under the terms of the 401(k) Plan, an employee may defer up to 15% of his or her compensation through contributions to the 401(k) Plan. Prior to October 1, 1995 the Company made discretionary contributions on behalf of the participating employees. The Company made a matching contribution to the 401(k) during fiscal year 1996 in the amount of $128,458. The Company did not make a voluntary contribution to the Plan during Fiscal 1995, however, a profit-sharing contribution was made during Fiscal 1994 of $102,529. Amounts contributed to the 401(k) Plan are subject to a six year vesting schedule.

  H.    INCOME TAXES

      The provision for income taxes consists of the following:

                                                       YEARS ENDED SEPTEMBER 30,
                                                  ---------------------------------
                                                     1996        1995       1994
                                                  ---------- ----------- ----------
          Current Payable:
               Federal........................... $   9,775   $   4,000       -
               State.............................      -           -          -
                                                  ---------- ----------- ----------
                                                      9,775       4,000       -
          Deferred tax expenses/(benefit):
               Federal........................... $(116,485)  $(603,233)  $600,673
               State.............................   (37,769)   (207,464)   202,683
                                                  ---------- ----------- ----------
                                                   (154,254)   (810,697)   803,356
                                                  ---------- ----------- ----------
                                                  $(144,479)  $(806,697)  $803,356
                                                  ========== =========== ==========

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, the components of the net deferred tax asset is as follows:

                                                       1996          1995
                                                  ------------- -------------
          Accrual to cash adjustment.............. $(2,351,252)  $(3,526,878)
          Federal Net Operating Loss..............   3,180,017     2,853,791
          State Net Operating Loss, net of
          federal benefit.........................     539,304       500,457
          Tax effect of unrealized losses on
          marketable securities...................      26,632        31,051
          Credits.................................     268,143       235,141
          Other...................................      (1,515)     (235,793)
          Valuation Allowance.....................  (1,661,329)         -
                                                  ------------- -------------
          Net Deferred Income Taxes...............        -      $  (142,231)
                                                  ============= =============

  A deferred tax asset of $31,051 is included in other assets as of September 30, 1995.

  The provision for income taxes differs from the Federal statutory rate due to the following:

                                                    YEARS ENDED SEPTEMBER 30,
                                                ----------------------------------
                                                  1996         1995         1994
                                                --------     --------     --------
          Tax at statutory rate................. (34.0)%      (34.0)%       34.0 %
          State taxes - net of federal benefit..  (0.8)%       (6.8)%        6.6 %
          Other.................................   2.1 %        0.8 %       (1.0)%
          Change in valuation allowance.........  27.9 %          -            -
                                                --------     --------     ---------
          Effective tax rate....................  (4.8)%      (40.0)%       39.6 %
                                                ========     ========     =========

     At September 30, 1996 the Company had Net Operating Loss Carryforwards of $9,352,991 and $8,601,334 for federal and state income tax purposes, respectively, of which $949,568 relates to deductions attributable to the exercise of non-qualified stock options and employees early disposition of stock acquired through incentive stock options. The federal net operating losses expire beginning September 30, 2006 through 2011. The state net operating losses expire beginning September 30, 1996 through 2001. The use of these losses may be limited due to ownership change limitations under Section 382 of the Internal Revenue Code of 1986.

  Research and experimental credit carryforward at September 30, 1996 was $169,837 for federal income tax purposes.


  I.    STOCK OPTIONS

  Under the Company's 1986 Stock Option Plan, both qualified and nonqualified stock options may be granted to certain officers and key employees. Options under the 1986 Plan become exercisable as vested over four years, and expire December 31, 1996. At September 30, 1996 and 1995, all of the 553,196 stock options available for grant under the Company's 1986 Stock Option Plan had been granted.

  In June 1992, the Company adopted its 1992 Stock Option Plan which provides for the grant to employees, officers, directors and consultants of qualified and nonqualified stock options to purchase up to 450,000 shares of the Company's Common Stock. At September 30, 1996 and 1995, 440,866 and 447,196, respectively, of the 450,000 stock options available for grant under the Company's 1992 Stock Option Plan had been granted.

  In February 1994, the Company adopted its 1994 Stock Option Plan which was subsequently adopted by the Company's stockholders in June 1994. The Plan provides for the grant to employees, officers, directors, and consultants of qualified and nonqualified stock options to purchase up to 300,000 shares of the Company's Common Stock. At September 30, 1996 and 1995, 277,092 and 276,100, respectively, of the 300,000 stock options available for grant under the Company's 1994 Stock Option Plan had been granted.

  During fiscal year 1996, the Company adopted its 1996 Stock Option Plan which provides for the grant to employees, officers, directors, and consultants of qualified and non qualified stock options to purchase up to 300,000 shares of the Company's Common Stock. At September 30, 1996, none of the 300,000 stock options available for grant under the Company's 1996 Stock Option Plan had been granted.

  The 1986, 1992, 1994, and 1996 Stock Option Plans (collectively the "Plans") are subject to the following provisions:

  The aggregate fair market value (determined as of the date the option is granted) of the Common Stock that any employee may purchase in any calendar year pursuant to the exercise of incentive stock options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him or her, more than 10% of the total combined voting power of all classes of stock of the Company shall be eligible to receive any incentive stock options under the Plans unless the option price is at least 110% of the fair market value of the Common Stock subject to the option, determined on the date of grant. Nonqualified options are not subject to this limitation.

  Incentive stock options are issuable only to employees of the Company, while nonqualified options may be issued to nonemployee directors, consultants, and others, as well as to employees of the Company. Options granted under the Stock Option Plans may not be granted with an exercise price less than 100% of fair value of the Company's Common Stock, as determined by the Board of Directors on the grant date.

  Options under the Plans must be granted within 10 years from the effective date of the Plan. Incentive stock options granted under the Plans cannot be exercised more than 10 years from the date of grant except that incentive stock options issued to 10% or greater stockholders are limited to five year terms. All options granted under the Plans provide for the payment of the Company's exercise price in cash, or by delivery to the Company of shares of Common Stock already owned by the optionee having fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Therefore, an optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of his stock options with no additional investment other than his original shares.

  The Plans contain antidilution provisions authorizing appropriate adjustments in certain circumstances. Shares of Common Stock subject to options which expire without being exercised or which are canceled as a result of the cessation of employment are available for further grants.


  The following is a summary of stock option activity:

                                                         NUMBER OF OPTIONS
                                                      -----------------------
                                                                               EXERCISE PRICE
                                                          NON                      RANGE
                                                       QUALIFIED   QUALIFIED     PER OPTION
                                                     ------------ ----------- ---------------
          Outstanding at September 30, 1993........      225,034     654,493    $ 0.25-$ 9.25
               Granted.............................       51,000     102,500    $ 9.50-$12.88
               Exercised...........................            -    (131,183)   $ 0.25-$ 5.00
               Canceled............................            -           -                -
                                                     ------------ ----------- ---------------
          Outstanding at September 30, 1994........      276,034     625,810    $0.25-$ 12.88
               Granted.............................       10,200     146,000    $ 9.25-$13.38
               Exercised...........................      (25,500)   (127,375)   $0.25-$ 10.50
               Canceled............................            -        (666)   $       10.50
                                                     ------------ ----------- ---------------
          Outstanding at September 30, 1995........      260,734     643,769    $ 0.25-$13.38
               Granted.............................            -      20,000    $ 7.75-$10.50
               Exercised...........................     (121,677)    (64,096)   $ 0.25-$10.50
               Canceled............................            -     (25,338)   $ 9.25-$13.25
                                                     ------------ ----------- ---------------
          Outstanding at September 30, 1996........      139,057     574,335    $ 0.25-$13.38
                                                     ============ ===========


  All outstanding option vest at various rates over periods up to four years and expire at various dates from December 31, 1996 to December 26, 2005.

  In addition to options granted pursuant to the Plans, the Company in March 1992 issued non-qualified options to purchase up to 33,500 shares of Common Stock to certain of its professional advisors. These options are exercisable at a price of $5.25 per share and expire in March 1997. At September 30, 1996, 21,110 options had been exercised.

  In connection with its initial public offering in November 1992, the Company also issued to the underwriter warrants to purchase up to (i) 150,000 shares of Common Stock at an exercise price of $8.25 per share and (ii) 150,000 shares of Common Stock at an exercise price of $11.55 per share. At September 30, 1996, none of these warrants had been exercised.

  J.    PREFERRED STOCK

  The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, $.01 par value. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. No Preferred Stock is currently outstanding and the Company has no present plans for the issuance thereof. However, the issuance of any such preferred Stock could affect the rights of the holders of Common Stock, and therefore, reduce the value of the Common Stock. In particular, specific rights granted to future holders of Preferred Stock could be used to restrict the Company's ability to merge with or sell its assets to a third party, thereby preserving control of the Company by present owners.


  K.    RECENT PRONOUNCEMENTS

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages companies to recognize compensation expense in the income statement based on the fair value of the underlying common stock at the date the awards are granted . However, it will permit continued accounting under APB Opinion 25, "Accounting for Stock Issued to Employees," accompanied by a disclosure of the pro forma effects on net income and earnings per share had the new accounting rules been applied. The statement is effective for fiscal year 1997. The Company plans to account for stock based compensation in accordance with APB Opinion 25.


  L.    SIGNIFICANT CUSTOMERS

  Significant customers, defined as those customers whose gross sales account for 10% or more of total gross sales in a Fiscal year, were as follows:

                                                 YEARS ENDED SEPTEMBER 30,
                                                --------------------------
                                                  1996      1995     1994
                                                --------   ------   ------
           U.S. Government:
              Classified Defense Contract.....        --       --    14.98%
              N.A.S.A.........................     18.16%   13.30%    4.66
              U.S. Department of Defense......     33.62     6.97     4.13
                                                --------   ------   ------
                                                   51.78    20.27    23.77
           Commercial:
              Automotive......................     38.17    72.90    75.76
                                                --------   ------   ------
           Other..............................     10.05     6.83     0.47
                                                --------   ------   ------
                                                  100.00%  100.00%  100.00%
                                                ========   ======   ======

  M.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest and Income Taxes Paid

  Cash paid for interest and income taxes were as follows:

                                      YEARS ENDED SEPTEMBER 30,
                                    ----------------------------
                                      1996      1995      1994
                                    --------  --------  --------
          Interest...............    $   330   $1,277    $ 2,499
                                    ========  ========  ========
          Income taxes...........    $36,900   $8,620    $32,140
                                    ========  ========  ========

  Non-Cash Transaction

  During Fiscal year 1996 plant equipment with the fair market value of $100,000 was received in exchange for the relief of $100,000 of accounts receivable.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                  ADDITIONS
                                                                  CHARGED TO                    BALANCE
                                                   BALANCE AT     PROFIT AND    DEDUCTIONS      AT END
                                                   BEGINNING       LOSS OR         FROM           OF
                                                   OF PERIOD        INCOME       RESERVES       PERIOD
                                                 -------------   ------------   -----------   ----------
Year Ended September 30, 1994:
   Allowance for Doubtful Accounts...............   $ 80,000      $  100,000      ($49,100)   $  130,900
   Reserve for Unbilled Contract Costs...........   $ 66,500           -              -       $   66,500
Year Ended September 30, 1995:
   Allowance for Doubtful Accounts...............   $130,900           -              -       $  130,900
   Reserve for Unbilled Contract Costs...........   $ 66,500           -              -       $   66,500
Year Ended September 30, 1996:
   Allowance for Doubtful Accounts...............   $130,900            -             -       $  130,900
   Reserve for Unbilled Contract Costs...........   $ 66,500      $  390,500      ($24,500)   $  432,500
   Deferred tax valuation allowance..............       -         $1,661,329          -       $1,661,329

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                                   PART III


  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

  The information with respect to directors required under this item is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held February 26, 1997, (the "1997 Proxy Statement"). Information relating to certain filings of Forms 3, 4, and 5 of the Company is contained in the 1997 Proxy Statement under the caption "Compliance with Section 16 Reporting Requirements."

  ITEM 11.  EXECUTIVE COMPENSATION

  The information required under this item is incorporated by reference to the section entitled "Compensation of Executive Officers" in the 1997 Proxy Statement.

  The sections entitled "Compensation Committee Report on Executive Compensation" and "Comparative Stock Performance Graph" in the 1997 Proxy Statement are not incorporated herein by reference.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required under this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement.


  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required under this item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the 1997 Proxy Statement.

                                    PART IV


  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Report:

     1.  Financial Statements:

     Balance Sheets as of September 30, 1996 and 1995

     Statements of Operations for the Years Ended September 30, 1996, 1995, and 1994

     Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1996, 1995, and 1994

     Statements of Cash Flows for the Years Ended September 30, 1996, 1995, and 1994

     Notes to Financial Statements.

     2.  Financial Statement Schedule:

     Schedule II; Valuation and Qualifying Accounts

     All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the financial statements or notes thereto.

     3.  Exhibits.

     EXHIBIT
     NUMBER                             DESCRIPTION OF EXHIBIT
   ----------                           ----------------------
      3.1 (1)    -     Certificate of Incorporation
      3.2 (1)    -     Bylaws
      4.1 (1)    -     Specimen certificate for Common Stock $.01 par value
      4.2 (1)    -     Warrant Agreement between the Company and Continental
                       Stock Transfer and Trust Company (including specimen
                       warrant certificate)
     10.1 (1)    -     Employment Agreement dated July 1, 1992 between the
                       Company and Mr. Eisenhaure
     10.2 (1)    -     Employment Agreement dated July 1, 1992 between the
                       Company and Mr. Turmelle
     10.3 (1)    -     Employment Agreement dated July 1, 1992 between the
                       Company and Mr. Stanton
   10.4(1)(*)    -     1986 Stock Option Plan
   10.5(1)(*)    -     1992 Stock Option Plan
   10.6(2)(*)    -     1994 Stock Option Plan
      10.7(1)    -     Lease dated October 1993 between the Company and
                       Gunwyn/First Street Limited Partnership
      10.8(3)    -     Line of Credit Agreement dated January 13, 1995 between
                       the Company and First NH Bank
      10.9(1)    -     Subcontract No. 9770-A-0012 dated October 5, 1992 between
                       the Company and Itek Optical Systems, as amended
     10.10(*)    -     1996 Stock Option Plan
        10.11    -     Amendment to Credit Agreement between the Company and
                       First NH Bank, dated March 13, 1996
           11    -     Statement re Computation of Earnings Per Share
           23    -     Consent of Coopers & Lybrand L.L.P.
           27    -     Financial Data Schedule

   ________________

   (*) Management contract or compensatory plan or arrangement filed as an exhibit to this Annual Report pursuant to Items 14 (a) and 14 (c) of Form 10-K.

   (1) Incorporated by reference from the Company's Registration Statement on Form S-1 Filed on July 7, 1992.

   (2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

   (3) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995

(b) Reports on Form 8-K

No reports on Form 8-K were filed for the period covered by this report.

                               INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                             DESCRIPTION OF EXHIBIT
   ----------                           ----------------------
      3.1 (1)    -     Certificate of Incorporation
      3.2 (1)    -     Bylaws
      4.1 (1)    -     Specimen certificate for Common Stock $.01 par value
      4.2 (1)    -     Warrant Agreement between the Company and Continental
                       Stock Transfer and Trust Company (including specimen
                       warrant certificate)
     10.1 (1)    -     Employment Agreement dated July 1, 1992 between the
                       Company and Mr. Eisenhaure
     10.2 (1)    -     Employment Agreement dated July 1, 1992 between the
                       Company and Mr. Turmelle
     10.3 (1)    -     Employment Agreement dated July 1, 1992 between the
                       Company and Mr. Stanton
   10.4(1)(*)    -     1986 Stock Option Plan
   10.5(1)(*)    -     1992 Stock Option Plan
   10.6(2)(*)    -     1994 Stock Option Plan
      10.7(1)    -     Lease dated October 1993 between the Company and
                       Gunwyn/First Street Limited Partnership
      10.8(3)    -     Line of Credit Agreement dated January 13, 1995 between
                       the Company and First NH Bank
      10.9(1)    -     Subcontract No. 9770-A-0012 dated October 5, 1992 between
                       the Company and Itek Optical Systems, as amended
     10.10(*)    -     1996 Stock Option Plan
        10.11    -     Amendment to Credit Agreement between the Company and
                       First NH Bank, dated March 13, 1996
           11    -     Statement re Computation of Earnings Per Share
           23    -     Consent of Coopers & Lybrand L.L.P.
           27    -     Financial Data Schedule

   ________________

   (*) Management contract or compensatory plan or arrangement filed as an exhibit to this Annual Report pursuant to Items 14 (a) and 14 (c) of Form 10-K.

   (1) Incorporated by reference from the Company's Registration Statement on Form S-1 Filed on July 7, 1992.

   (2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

   (3) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995

(b) Reports on Form 8-K

No reports on Form 8-K were filed for the period covered by this report.