Form 10-Q
period 1996-12-31
SATCON TECHNOLOGY CORP
filed 1997-02-14
CIK 889423

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                            ----------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 1996

                        Commission File Number 1-11512

                            ----------------------

                         SATCON TECHNOLOGY CORPORATION
            (Exact name of registrant as specified in its charter)

                            ----------------------

State of Incorporation:                          I.R.S. Employer Identification.
     Delaware                                             No. 04-2857552

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

Common Stock, $0.01 Par Value, 7,447,695 shares outstanding as of December 31, 1996.

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                         PART 1: FINANCIAL INFORMATION


ITEM 1:     FINANCIAL STATEMENTS                                            Page
                                                                            ----
Balance Sheets................................................................ 1
Statements of Operations...................................................... 2
Statements of Cash Flows...................................................... 3
Notes to Financial Statements................................................. 4

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS......................................................... 5

                          PART II: OTHER INFORMATION

Items No. 1 through 6......................................................... 8

Signatures.................................................................... 9

                         SATCON TECHNOLOGY CORPORATION
                                BALANCE SHEETS
                                --------------

                                                                                   December 31,       September 30,
                                                                                       1996               1996
                                                                                 ---------------    ---------------
                                                                                   (Unaudited)
                                    ASSETS
Current assets:
     Cash and cash equivalents..................................................     $4,312,921          $3,770,925
     Marketable securities .....................................................      1,392,800           3,435,743
     Accounts receivable, net of allowance of $130,900 .........................      2,580,594           2,881,790
     Unbilled contract costs, net of allowance of $432,500  ....................      2,064,845           1,563,254
     Prepaid expenses and other assets..........................................        621,738             442,745
                                                                                  -------------       -------------
                             Total current assets...............................     10,972,898          12,094,457
                                                                                  -------------       -------------
Property and equipment,  net ...................................................      4,373,118           4,347,784
Other assets....................................................................        758,298             740,214
                                                                                  -------------       -------------
                             Total assets.......................................    $16,104,314         $17,182,455
                                                                                  =============       =============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable...........................................................         96,633             605,048
     Accrued payroll and payroll taxes..........................................        237,636             183,747
     Other accrued expenses.....................................................        281,817             294,492
                                                                                  -------------       -------------
                             Total current liabilities..........................        616,086           1,083,287
                                                                                  -------------       -------------
Commitments.....................................................................       -                   -

                             STOCKHOLDERS'  EQUITY
Preferred stock;   $.01 par value, 1,000,000 shares authorized; none issued.....       -                   -
Common stock;      $.01 par value, 10,000,000 shares authorized;
     7,447,695 and  7,359,074 shares at December 31, 1996 and
     and September 30, 1996, respectively, issued and outstanding...............         74,477              73,591
Additional paid-in capital......................................................     18,518,527          18,487,209
Retained earnings...............................................................     (3,074,862)         (2,421,697)
Unrealized losses on marketable securities, net of tax effect ..................        (29,914)            (39,935)
                                                                                  -------------       -------------
                             Total stockholders' equity.........................     15,488,228          16,099,168
                                                                                  -------------       -------------
                             Total liabilities and stockholders' equity.........    $16,104,314         $17,182,455
                                                                                  =============       =============


    The accompanying notes are an integral part of the financial statements

                         SATCON TECHNOLOGY CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                  -----------


                                                                                       Three months ended
                                                                                           December 31,
                                                                               ------------------------------------
                                                                                     1996                1995
                                                                               ----------------    ----------------
Revenue........................................................................     $2,133,558          $2,407,962
                                                                               ----------------    ----------------
Cost of sales..................................................................        704,380             874,725
Selling, general and administrative expenses...................................      2,147,749           1,963,420
Research and development expenses..............................................         33,223              40,138
                                                                               ----------------    ----------------

Total operating expenses.......................................................      2,885,352           2,878,283
                                                                               ----------------    ----------------

Operating loss.................................................................       (751,794)           (470,321)
Interest income, net...........................................................         98,629             137,495
                                                                               ----------------    ----------------

Loss before income taxes.......................................................       (653,165)           (332,826)
Benefit for income taxes.......................................................        -                  (133,160)
                                                                               ----------------    ----------------

Net loss.......................................................................       (653,165)           (199,666)
                                                                               ================    ================

Loss per common and common equivalent share....................................         ($0.09)             ($0.03)
                                                                               ================    ================

Weighted average shares outstanding............................................      7,386,173           7,170,151



   The accompanying notes are an integral part of the financial statements.

                         SATCON TECHNOLOGY CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                          December 31,
                                                                                  ----------------------------
                                                                                    1996              1995
                                                                                  ----------        ----------
Cash flows from operating activities:
               Net loss......................................................     ($653,165)        ($199,666)
                                                                                 ----------        ----------
               Adjustments to reconcile net loss to net
                 cash used in operating activities:
                     Depreciation and amortization...........................       324,036           142,408
                     Changes in operating assets and liabilities:
                         Accounts receivable.................................       301,196        (1,618,409)
                         Prepaid expenses....................................      (153,994)          (77,311)
                         Unbilled contract costs.............................      (501,592)         (195,880)
                         Other assets........................................         8,099           (58,872)
                         Accounts payable....................................      (508,416)           80,728
                         Accrued expenses and payroll........................        41,215            82,141
                         Deferred income taxes...............................        -               (133,160)
                                                                                 ----------        ----------
Total adjustments............................................................      (489,456)       (1,778,355)
                                                                                 ----------        ----------
Net cash used in operating activities........................................    (1,142,621)       (1,978,021)
Cash flows from investing activities:
               Sales and maturities of marketable securities.................     2,052,965         1,433,366
               Patent & trademark expenditures...............................       (28,623)           (6,439)
               Deferred financing fees.......................................       (25,000)           -
               Capital expenditures..........................................      (346,930)         (554,624)
                                                                                 ----------        ----------
Net cash provided by investing activities....................................     1,652,412           872,303
Cash flows from financing activities:
               Proceeds from exercise of stock options.......................        32,205            37,175
                                                                                 ----------        ----------

Net increase/(decrease) in cash and cash equivalents ........................       541,996        (1,068,543)
Cash and cash equivalents at beginning of period.............................     3,770,925         2,187,987
                                                                                 ----------        ----------
Cash and cash equivalents at end of period...................................    $4,312,921        $1,119,444
                                                                                 ==========        ==========

   The accompanying notes are an integral part of the financial statements.

SatCon Technology Corporation
Notes to Financial Statements

Note A.  Basis of Presentation
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended September 30, 1996. Operating results for the three month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note B.  Significant Events
---------------------------

Line of Credit

The Company's $3,000,000 line of credit expired on January 31, 1997. No funds were advanced under this facility. The Company has entered into negotiations to replace this line of credit.

K&D Acquistion

On January 23, 1997, SatCon Technology Corporation (the "Company" or "SatCon") acquired substantially all of the assets and assumed certain of the liabilities of K&D Magmotor Corporation ("K&D") pursuant to the terms of an Asset Purchase Agreement, dated as of January 2, 1997, by and among the Company, K&D and K&D's principal stockholder (the "Stockholder") (the "Asset Purchase Agreement"). The aggregate consideration paid by the Company for the acquired assets of K&D was approximately $210,000 in cash and 30,000 shares of the Company's common stock, par value $.01 per share.

The terms of the Asset Purchase Agreement were determined on the basis of arms-length negotiations. Prior to the execution of the Asset Purchase Agreement, the Company did not have any material relationship with K&D or the Stockholder.

K&D, headquartered in Worcester, Massachusetts, is a manufacturer of custom electric motors targeting the factory automation, medical, semi conductor and packaging markets. The Company currently intends to continue to use the assets in the same manner in which they were used by K&D immediately prior to the acquisition.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

This Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. The factors include, without limitation, those set forth below under the caption "Factors Affecting Future Results."

Results of Operations

The following table sets forth, for the periods indicated, the percentage of revenues for certain items in the Company's Statement of Operations for each period:

                                               Three Months Ended
                                                   December 31,
                                               1996          1995
                                               ----          ----

Revenues.............................         100.0%        100.0%
Cost of sales........................          33.0          36.3
Selling, general and administrative..         100.7          81.5
Research and development.............           1.5           1.7
Total operating expenses
(excluding cost of sales)............         102.2          83.2
Operating loss.......................         (35.2)        (19.5)
Interest income, net.................           4.6           5.7
Loss before taxes....................         (30.6)        (13.8)
Benefit for income taxes.............           -            (5.5)
Net loss.............................         (30.6)         (8.3)


Three Months Ended December 31, 1996 ("Q1 1997") Compared to the Three Months
-----------------------------------------------------------------------------
Ended December 31, 1995 ("Q1 1996")
-----------------------------------

Revenues. The Company's revenues decreased $274,404, or 11.4%, from Q1 1996 to Q1 1997. The decrease is primarily due to a decrease in revenue of approximately $910,000 from contracts with Chrysler Corporation ("Chrysler") for the development of drive train components as part of the Patriot Hybrid Vehicle Program and a decrease of approximately $375,000 related to completion of other commercial contracts. During fiscal year 1996, Chrysler announced the cancellation of the Patriot Hybrid Vehicle Program. Chrysler has announced that it intends to transition technologies utilized in the Patriot Program to their Hybrid Electric Vehicle (HEV) Program being sponsored by the U.S. Government's Super Car Initiative. As of February 12, 1997, no contractual agreement has been entered between SatCon and Chrysler relating to the HEV Program. The decrease in revenues was partially offset by increased revenues of approximately $1,017,000 related to work on various government research and development contracts.

Cost of Sales. Cost of sales decreased $170,345, or 19.5%, from Q1 1996 to Q1 1997. The decrease is primarily due to a decrease in work on contracts with Chrysler for the development of drive train components as part of the Patriot Hybrid Vehicle Program. As a percentage of revenue, cost of sales decreased from 36.3% in Q1 1996 to 33.0% in Q1 1997. The decrease in cost of sales, as a percentage of revenue, is primarily due to a decrease in direct material and subcontract costs as a percentage of cost of sales related to the shift from work on the Chrysler Patriot Program, which had high material costs, to work on several labor intensive research and development contracts funded by the U.S. Government which typically have higher margins.

Selling, General and Administrative. Selling, general and administrative expenses increased $184,329, or 9.4%, from Q1 1996 to Q1 1997. This increase is primarily the result of an increase in depreciation expense of approximately $181,000 related to sales and demonstration units added in fiscal year 1996.

Research and Development. Research and development expenses decreased $6,915, or 17.2% from Q1 1996 to Q1 1997. The Company expects to continue its efforts to develop technology through a combination of internally funded research and development and the award of development contracts from the U.S. Government and commercial customers. These efforts are aimed at commercial product opportunities.

Liquidity and Capital Resources

The Company's cash and cash equivalents was $4,312,921 as of December 31, 1996, an increase of $541,996 from September 30, 1996. Cash used in operating activities was $1,142,621 at the end of Q1 1997, as compared to $1,978,021 at the end of Q1 1996. The cash used in operating activities is primarily the result of a net increase of approximately $200,400 in accounts receivable and unbilled contract costs due to extended billing and payment terms with two customers. The remainder of the cash used by operating activities is primarily the result of the decrease in accounts payable and the net loss for the period.

Cash provided by investing activities as of December 31, 1996, is $1,652,412. Approximately $2,000,000 relates to sales and maturities of marketable securities. Cash provided by investing activities was partially offset by capital expenditures of approximately $347,000. The capital expenditures primarily relate to computer hardware, computer software and sales and demonstration units.

The Company's $3,000,000 line of credit expired on January 31, 1997. No funds were advanced under this facility. The Company has entered into negotiations to replace this line of credit.

The Company anticipates that its existing cash resources and cash flow from operations will be sufficient to fund its operations through September 30, 1997, provided it meets its operating plan. The Company's ability to finance its operations will be dependent on its ability to renegotiate its bank line of credit for a continued availability of borrowing thereunder. There can be no assurance that the Company will be successful in renegotiating its line of credit. The Company's ability to generate cash from operations depends upon, among other things, revenue growth, its credit and payment terms with vendors, and collections of accounts receivable. If such sources of cash prove insufficient, the Company will be required to make changes in its operations or to seek additional debt or equity financing. There can be no assurances that cash generated from operations will be sufficient to meet its operating requirements, or if required, that additional debt or equity financing will be available on terms acceptable to the Company.


Factors Affecting Future Results

The Company's future results remain difficult to predict and may be affected by a number of factors which could cause actual results to differ materially from forward-looking statements contained in this Form 10-Q and presented elsewhere by management from time to time. These factors include business conditions within the automotive, telecommunications, industrial machinery, and semiconductor industries and the world economies as a whole, and competitive pressures that may impact research and development spending. The Company's revenue growth is dependent on technology developments and contract research and development for both the government and commercial sectors and no assurance can be given that such investments will continue or that the Company can successfully obtain such funds. In addition, the Company's future growth opportunities are dependent on the introduction of new products that must penetrate automotive, telecommunications, industrial, and computer market segments. No assurance can be given that new products can be developed, or if developed, will be successful; that competitors will not force prices to an unacceptably low level or take market share from the Company; or that the Company can achieve or maintain profits in these markets. Because of these and other factors, past financial performances should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the Company's stock price frequently experiences significant volatility.

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

Effects of Inflation

The Company believes that inflation over the past three years has not had a significant impact on the Company's revenues or operating results.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.
Not applicable.

Item 2.  Changes in Securities.
Not applicable.

Item 3.  Defaults upon Senior Securities.
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
Not applicable.

Item 5.  Other Information.
Not applicable.

Item 6   Exhibits and Reports on Form 8-K.
A)  Exhibit 27 - Financial Data Schedule
B) The Company filed no reports on Form 8-K during the quarter for which this report is filed.

Signature
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SATCON TECHNOLOGY CORPORATION


Date: February 14, 1997                   By:  /s/ David B. Eisenhaure
                                               --------------------------------
                                               David B. Eisenhaure, President
                                               and Chief Executive Officer



Date: February 14, 1997                   By:  /s/ Michael C. Turmelle
                                               --------------------------------
                                               Michael C. Turmelle, Vice
                                               President, Chief Financial
                                               Officer and Treasurer