Form 10-Q
period 1997-03-31
SATCON TECHNOLOGY CORP
filed 1997-05-15
CIK 889423

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.


                               ----------------
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

                        Commission File Number 1-11512


                               ----------------
                         SATCON TECHNOLOGY CORPORATION
            (Exact name of registrant as specified in its charter)
                               ----------------
    State of Incorporation: Delaware       I.R.S. Employer Identification
                                           No. 04-2857552

                               161 First Street
                           Cambridge, MA 02142-1221
                   (Address of principal executive offices)

                                 (617)661-0540
             (Registrant's telephone number, including area code)

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

      Common Stock, $0.01 Par Value, 7,488,075 shares outstanding as of
                                March 31, 1997.


--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                          PART 1: FINANCIAL INFORMATION


ITEM  1:  FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
Condensed Consolidated Balance Sheets .........................................1
Condensed Consolidated Statements of Operations ...............................2
Condensed Consolidated Statements of Cash Flows ...............................3
Notes to Financial Statements .................................................4

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS .................................................................5


                          PART II: OTHER INFORMATION

Items No. 1 through 6 .........................................................9

Signatures ........ ..........................................................11

                          SATCON TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                                                               March 31,         September 30,
                                                                                                  1997               1996
                                                                                             ---------------    ----------------
                                                                                              (Unaudited)
                                     ASSETS

Current assets:
      Cash and cash equivalents..............................................................    $3,676,287          $3,770,925
      Marketable securities..................................................................     1,375,104           3,435,743
      Accounts receivable, net of allowance of $130,900 in 1997 and 1996.....................     1,647,927           2,881,790
      Unbilled contract costs, net of allowance of $230,500 in 1997 and $432,500 in 1996.....     3,459,289           1,563,254
      Inventory..............................................................................       250,090            -
      Prepaid expenses and other assets......................................................       599,500             442,745
                                                                                             ---------------    ----------------
                            Total current assets.............................................    11,008,197          12,094,457
                                                                                             ---------------    ----------------
Property and equipment,  net.................................................................     4,767,663           4,347,784
Other assets.................................................................................       621,209             740,214
                                                                                             ---------------    ----------------
                            Total assets.....................................................   $16,397,069         $17,182,455
                                                                                             ===============    ================

                                   LIABILITIES

Current liabilities:
      Deferred revenue......................................................................        203,407            -
      Accounts payable......................................................................        220,797             605,048
      Accrued payroll and payroll taxes.....................................................        289,372             183,747
      Other accrued expenses................................................................        252,554             294,492
                                                                                             ---------------    ----------------
                            Total current liabilities.......................................        966,130           1,083,287
                                                                                             ---------------    ----------------
Commitments.................................................................................       -                   -

                              STOCKHOLDERS' EQUITY
Preferred stock;   $.01 par value, 1,000,000 shares authorized; none issued.................       -                   -
Common stock;   $.01 par value, 15,000,000 shares authorized;
      7,488,075 and  7,359,074 shares at March 31, 1997
      and September 30, 1996, respectively, issued and outstanding..........................         74,881              73,591
Additional paid-in capital..................................................................     18,771,369          18,487,209
Retained earnings...........................................................................     (3,381,799)         (2,421,697)
Unrealized losses on marketable securities, net of tax effect...............................        (33,512)            (39,935)
                                                                                             ---------------    ----------------

                            Total stockholders' equity......................................     15,430,939          16,099,168
                                                                                             ---------------    ----------------

                            Total liabilities and stockholders' equity......................    $16,397,069         $17,182,455
                                                                                             ===============    ================


    The accompanying notes are an integral part of the financial statements.

                         SATCON TECHNOLOGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                  -----------

                                                        Three months ended                  Six months ended
                                                             March 31                           March 31
                                                 ---------------------------------   ------------------------------
                                                      1997              1996             1997              1996
                                                 --------------    --------------    -------------     ------------

Revenue.........................................     $2,908,114        $3,187,897       $5,041,672       $5,595,859
                                                 --------------    --------------    -------------     ------------

Cost of sales...................................      1,349,353         1,605,722        2,053,733        2,480,448
Selling, general and administrative expenses....      1,897,858         1,811,202        4,045,607        3,774,621
Research and development expenses...............         10,399            37,973           43,623           78,111
                                                 --------------    --------------    -------------     ------------

Total operating expenses........................      3,257,610         3,454,897        6,142,963        6,333,180
                                                 --------------    --------------    -------------     ------------

Operating loss..................................       (349,496)         (267,000)      (1,101,291)        (737,321)
Interest income, net............................         42,559           119,029          141,189          256,524
                                                 --------------    --------------    -------------     ------------

Loss before income taxes........................       (306,937)         (147,971)        (960,102)        (480,797)
Benefit for income taxes........................       -                  (58,841)         -               (192,001)
                                                 --------------    --------------    -------------     ------------

Net loss........................................       (306,937)          (89,130)        (960,102)        (288,796)
                                                 ==============    ==============    =============     ============

Loss per common and common equivalent share.....         ($0.04)           ($0.01)          ($0.13)          ($0.04)
                                                 ==============    ==============    =============     ============

Weighted average shares outstanding.............      7,477,885         7,276,933        7,432,029        7,223,542


   The accompanying notes are an integral part of the financial statements.

                         SATCON TECHNOLOGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                          Six Months Ended
                                                                                              March 31,
                                                                                  ---------------------------------
                                                                                        1997              1996
                                                                                  ---------------   ---------------
Cash flows from operating activities:
             Net loss............................................................      ($960,102)        ($288,796)
                                                                                  ---------------   ---------------
             Adjustments to reconcile net loss to net cash used in operating activities:
                   Depreciation and amortization.................................        389,112           354,574
                   Changes in operating assets and liabilities:
                     Accounts receivable.........................................      1,233,862        (3,162,458)
                     Prepaid expenses............................................         32,388           (87,225)
                     Unbilled contract costs.....................................     (1,692,629)         (762,058)
                     Inventory...................................................        (90,090)         -
                     Other assets................................................        219,108           (11,792)
                     Accounts payable............................................       (384,251)         (166,684)
                     Accrued expenses and payroll................................         63,687            89,302
                     Deferred income taxes.......................................       -                 (193,906)
                                                                                  ---------------   ---------------

Total adjustments................................................................       (228,108)       (3,940,247)
                                                                                  ---------------   ---------------
Net cash used in operating activities............................................     (1,188,915)       (4,229,043)
Cash flows from investing activities:
             Sales and maturities of marketable securities.......................      2,067,063         3,747,119
             Patent & trademark expenditures.....................................        (62,427)          (90,666)
             Deferred deal costs.................................................       (189,143)         -
             Capital expenditures................................................       (597,916)       (1,001,658)
             Purchase of K&D Magmotor............................................       (210,000)         -
                                                                                  ---------------   ---------------
Net cash provided by investing activities........................................      1,011,577         2,654,795
Cash flows from financing activities:
             Proceeds from exercise of stock options.............................         86,700           168,986
                                                                                  ---------------   ---------------

Net decrease in cash and cash equivalents........................................        (94,638)       (1,405,262)
Cash and cash equivalents at beginning of period.................................      3,770,925         2,187,987
                                                                                  ---------------   ---------------
Cash and cash equivalents at end of period.......................................     $3,676,287          $782,725
                                                                                  ===============   ===============


   The accompanying notes are an integral part of the financial statements.

SatCon Technology Corporation
Notes to Financial Statements

Note A.  Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended September 30, 1996. Operating results for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note B.  Significant Events
---------------------------

Line of Credit
The Company's $3,000,000 line of credit expired on January 31, 1997. No funds were advanced under this facility. The Company has entered into negotiations to replace this line of credit.

K&D Acquisition
On January 23, 1997, SatCon Technology Corporation (the "Company" or "SatCon") completed the acquisition of K&D Magmotor Corporation ("K&D"). K&D, a privately held company, is a manufacturer of custom electric motors targeting the factory automation, medical, semi-conductor and packaging markets. Pursuant to the Asset Purchase Agreement, dated as of January 2, 1997, by and among the Company, K&D and K&D's principal stockholder, SatCon acquired substantially all of the assets of K&D, which became a wholly-owned subsidiary of SatCon. The aggregate consideration paid by the Company for the acquired assets of K&D was $210,000 in cash and 30,000 shares of the Company's Common Stock ("Common Stock"), par value $.01 per share. The 30,000 shares of Common Stock were valued at approximately $200,000 based on a closing price of $6.625 per share on January 23, 1997. K&D's assets have been recorded at their estimated market values, inventory of $160,000 and property, plant and equipment of approximately $250,000, with the excess purchase price assigned to goodwill.

Film Microelectronics Acquisition
On April 16, 1997, SatCon acquired substantially all of the assets and assumed certain of the liabilities of Film Microelectronics, Inc. ("FMI") pursuant to the terms of an Amended and Restated Purchase Agreement (the "Asset Purchase Agreement"), dated as of April 3, 1997, among SatCon Film Microelectronics, Inc., a wholly-owned subsidiary of the Company, FMI and Albert R. Snider, FMI's principal stockholder (the "Stockholder"). The aggregate consideration paid by the Company for the acquired assets of FMI was (i) 420,000 shares of the Company's Common Stock, (ii) the assumption of trade payables aggregating approximately $710,000, and (iii) the assumption of indebtedness in an amount not to exceed $1 million. The Company also entered into a non-competition agreement with the Stockholder requiring aggregate payments by the

Company of $500,000 over the next eight months. The Company does not intend to register the Common Stock under the Securities Act of 1933, as amended (the "Securities Act").

The terms of the Asset Purchase Agreement were determined on the basis of arms-length negotiations. Prior to the execution of the Asset Purchase Agreement, the Company did not have any material relationship with FMI or the Stockholder.

FMI, headquartered in North Andover, Massachusetts, manufactures production and custom integrated circuits for the communications, industrial, military and aerospace markets. The Company currently intends to continue to use the assets of FMI constituting plant, equipment or other physical property substantially in the same manner in which they were used by FMI immediately prior to the acquisition.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of revenues for certain items in the Company's Statement of Operations for each period:


                                                                 Three Months Ended       Six Months Ended
                                                                      March 31,                March 31
                                                                    1997        1996        1997       1996
                                                                    ----        ----        ----       ----

Revenues..................................................         100.0%       100.0%      100.0%     100.0%
Cost of sales.............................................          46.4         50.3        40.7       44.3
Selling, general and administrative.......................          65.2         56.8        80.2       67.4
Research and development..................................           0.4          1.2         0.9        1.4
Total operating expenses
(excluding cost of sales).................................           65.6        58.0        81.1       68.8
Operating loss............................................          (12.0)       (8.3)      (21.8)     (13.1)
Interest income, net......................................            1.5         3.7         2.8        4.6
Loss before taxes.........................................          (10.5)       (4.6)      (19.0)      (8.5)
Benefit for income taxes..................................            -          (1.8)        -         (3.4)
Net loss .................................................          (10.5)       (2.8)      (19.0)      (5.1)


Three Months Ended March 31, 1997 ("Q2 1997") Compared to the Three Months Ended
--------------------------------------------------------------------------------
March 31, 1996 ("Q2 1996")
--------------------------

Revenues. The Company's revenues decreased $279,783, or 8.8%, from Q2 1996 to Q2 1997. The decrease is primarily due to a decrease in revenue of approximately $1,340,000 related to contracts with Chrysler Corporation for the development of drive train components as part of the Patriot Hybrid Vehicle Program. This decrease was partially offset by increased revenues of approximately $746,000 related to work on various government development contracts. In addition, K&D Magmotor Corporation, a wholly owned subsidiary of the Company, contributed revenue of $323,000 in Q2 of fiscal 1997.

Cost of Sales. Cost of sales for Q2 1997 decreased $256,369, or 16.0%, from Q2 1996. The decrease is primarily due to a decrease in work on contracts with Chrysler for the development of drive train components as part of the Patriot Hybrid Vehicle Program. As a percentage of revenue, cost of sales decreased from 50.3% in Q2 1996 to 46.4% in Q2 1997. The decrease in cost of sales, as a percentage of revenue, is primarily due to a decrease in direct labor, contract labor and subcontract costs as a percentage of cost of sales related to the shift from work on the Chrysler Patriot Program, which had high material costs, to work on several labor-intensive research and development contracts funded by the U.S. Government which typically have higher margins.

Selling, General and Administrative. Selling, general and administrative expenses for Q2 1997 were $1,897,858, an increase of $86,656 or 4.8%, from Q2 1996. Approximately $45,000 is due to selling, general and administrative expenses related to K&D Magmotor, acquired on January 23, 1997. Approximately $40,000 is due to an increase in spending on bids and proposals aimed at both government and commercial contracts, with potential commercial product opportunities.

Research and Development. Research and development expenses decreased $27,574, or 72.6% from Q2 1996 to Q2 1997. The Company expects to continue its efforts to develop technology through a combination of internally funded research and development and the award of development contracts from the U.S. Government and commercial customers. These efforts are aimed at commercial product opportunities.

Six Months Ended March 31, 1996 (Q2 1997 YTD) Compared to the Six Months Ended
------------------------------------------------------------------------------
March 31, 1996 (Q2 1996 YTD)
----------------------------

Revenues. The Company's revenues for Q2 1997 YTD were $5,041,672 a decrease of $554,187 or 9.9% from Q2 1996 YTD. The decrease is primarily due to a decrease in revenue of $2,287,000 from contracts with Chrysler Corporation for the development of drive train components as part of the Patriot Hybrid Vehicle Program. The decrease in revenue was partially offset by an increase in revenue of approximately $1,403,000 related to work on government development contracts. In addition, K&D Magmotor Corporation, a wholly owned subsidiary of the Company, contributed revenue of $323,000 in Q2 of fiscal 1997.

Cost of Sales. Cost of sales for Q2 1997 YTD were $2,053,733, a decrease of $426,715 or 17.2%, from Q2 1996 YTD. The decrease is primarily due to a decrease in work on contracts with Chrysler Corporation for the development of drive train components as part of the Patriot Hybrid Vehicle Program. The decrease in cost of sales, as a percentage of revenue, is primarily due to a decrease in direct labor, contract labor, and subcontract costs as a percentage of cost of sales related to a shift from work on the Chrysler

Patriot Program which had high material costs, to work on several labor-intensive research and development contracts funded by the U.S. Government which typically have higher margins.

Selling, General and Administrative. Selling, general and administrative expenses for Q2 1997 YTD were $4,045,607, an increase of $270,986 or 7.2% from Q2 1996 YTD. Approximately $45,000 is due to selling, general and administrative expenses related to K&D Magmotor, acquired on January 23, 1997. Approximately $84,000 is due to spending on bids and proposals aimed at both government and commercial contracts with potential commercial product opportunities. Approximately $75,000 of the increase is due to facilities costs primarily related to the additional rent expense for the Company's Tucson, Arizona facility. The remainder is due primarily to an increase in depreciation expense.

Research and Development. Internally funded research and development expenses for Q2 1997 YTD decreased $34,488 or 44.2% from Q2 1996 YTD. The Company expects to continue its efforts to develop technology through a combination of internally funded research and development and the award of development contracts from the U.S. Government and commercial customers. These efforts are aimed at commercial product opportunities.


Liquidity and Capital Resources

The Company's cash and cash equivalents was $3,676,287 as of March 31, 1997, a net decrease of $94,638 from September 30, 1996. Cash used in operating activities was $1,188,915 at the end of Q2 1997. The cash used in operations was the result of a net increase of $662,172 in accounts receivable and unbilled contract costs due to extended billing and payment terms with two customers. The remainder of the cash used by operating activities is primarily the result of the decrease in accounts payable, an increase in inventory, a decrease in other assets, and the net loss for the period.


Cash provided by investing activities as of March 31, 1997, was $1,007,577. The cash provided relates primarily to the sales and maturity of approximately $2,067,063 of marketable securities to fund operations prior to the collection of invoices outstanding. The cash provided was partially offset by capital expenditures of approximately $600,000 and $210,000 related to the purchase price of K&D. The capital expenditures primarily relate to the purchase of laboratory equipment, computer equipment, and sales and demonstration units.

The Company's $3,000,000 line of credit expired on January 31, 1997. No funds were advanced under this facility. The Company has entered into negotiations to replace this line of credit.

The Company anticipates that its existing cash resources and cash flow from operations will be sufficient to fund its operations through September 30, 1997, provided it meets its operating plan. The Company's ability to finance its operations will be dependent on its ability to renegotiate its bank line of credit for continued availability of borrowing thereunder. There can be no assurance that the Company will be successful in renegotiating its line of credit. The Company's ability to generate cash from operations depends upon, among other things, revenue growth, its credit and payment terms with vendors, and collections of accounts receivable. If such sources of cash prove insufficient, the Company will be required to make changes in its operations or to seek additional debt or equity financing. There can be no assurances that cash generated from operations will be sufficient to meet its operating requirements, or if required, that additional debt or equity financing will be available on terms acceptable to the Company.


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


In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.


Effects of Inflation

The Company believes that inflation over the past three years has not had a significant impact on the Company's revenues or operating results.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.
Not applicable.

Item 2.  Changes in Securities.
An amendment to the Certificate of Incorporation, increasing the number of authorized shares of Common Stock from 10,000,000 shares, to 15,000,000 shares was approved by the stockholders at the Annual Meeting of Stockholders held on February 26, 1997 and was filed with the Secretary of State of the State of Delaware on May 12, 1997.

Recent Sales of Unregistered Securities

On January 23, 1997, the Company issued 30,000 shares of Common Stock to K&D Magmotor Corporation ("K&D"), in connection with the acquisition by the Company of substantially all of the assets of K&D.

On April 16, 1997, the Company issued 420,000 shares of Common Stock to Film Microelectronics, Inc. ("FMI") in connection with the acquisition by the Company of substantially all of the assets of FMI.

Pursuant to a non-qualified stock option granted by the Company outside of its existing stock option plans, the Company issued the following shares of its Common Stock to five current or former members of its former law firm on the following dates, for an exercise price per share of $5.25.


Date                               Shares
----                               ------

September 24, 1994                 13,405
March 31, 1995                      1,005
October 18, 1996                    2,010
February 27, 1997                   8,375
February 27, 1997                   2,005


The shares of capital stock issued in the above transactions were offered and sold in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

Item 3.  Defaults Upon Senior Securities.
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
At the Company's Annual Meeting of Stockholders held on February 26, 1997, the Company's stockholders approved the following:


         PROPOSAL            FOR          AGAINST/     ABSTAIN     BROKER
                                          WITHHELD                 NON-VOTES

(1) Election of Directors:
Marshal J. Armstrong         6,869,269    148,801      N/A         N/A
David B. Eisenhaure          6,863,469    154,601      N/A         N/A


James L. Kirtley, Jr.        6,869,069    149,001      N/A         N/A
Michael C. Turmelle          6,869,069    149,001      N/A         N/A
John P. O'Sullivan           6,869,269    148,801      N/A         N/A
William E. Stanton           6,868,969    149,101      N/A         N/A

(2) Classification of the    4,264,346    487,810      21,760      2,244,354
Board of Directors into
three classes,with members
of each class serving for staggered
three-year terms

(3) Approval of              6,745,177    237,893      13,800      21,400
increasing from
10,000,000 to
15,000,000  the number
of authorized shares of
Common Stock

(4) Ratification of          6,983,779     28,853       5,438         200
Coopers & Lybrand L.L.P.
as auditors for the
current fiscal year ending
September 30, 1997.

Item 5.  Other Information.
Not applicable.

Item 6   Exhibits and Reports on Form 8-K.
(a)  Exhibits
3.3 Certificate of Amendment of Certificate of Incorporation of SatCon Technology Corporation filed on May 12, 1997
3.4 Amendment of Bylaws of SatCon Technology Corporation, approved on January 2, 1997
10.12 Manufacturing Agreement between Applied Materials, Inc. and its wholly owned subsidiaries and SatCon Technology Corporation and its wholly owned subsidiaries, dated as of February 20, 1997
11 Statement of Computation of Earnings Per Share
27 Financial Data Schedule (EDGAR)

(b) Reports on Form 8-K
The Company filed a Current Report on Form 8-K, dated January 23, 1997, in connection with the acquisition of K&D Magmotor Corporation.

The Company filed a Current Report on Form 8-K, dated April 16, 1997, in connection with the acquisition of Film Microelectronics, Incorporated.

Signature
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SATCON TECHNOLOGY CORPORATION


Date:    May 15, 1997           By:  /s/ David B. Eisenhaure
                                     David B. Eisenhaure, President and Chief
                                     Executive Officer



Date:    May 15, 1997           By:  /s/ Michael C. Turmelle
                                     Michael C. Turmelle, Vice President,
                                     Chief Financial Officer and Treasurer