Form 10-Q
period 1997-06-30
SATCON TECHNOLOGY CORP
filed 1997-08-14
CIK 889423

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

                 For the Quarterly Period Ended June 30, 1997

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

Common Stock, $0.01 Par Value, 8,715,880 shares outstanding as of June 30, 1997.

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                         PART 1: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
Condensed Consolidated Balance Sheets.....................................     1
Condensed Consolidated Statements of Operations...........................     2
Condensed Consolidated Statements of Cash Flows...........................     3
Notes to Financial Statements.............................................     4

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS .............................     5


                          PART II:  OTHER INFORMATION

Items No. 1 through 6.....................................................     9

Signatures................................................................    10

                         SATCON TECHNOLOGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                              June 30,         September 30,
                                                                                                1997               1996
                                                                                            --------------     --------------
                                                                                             (Unaudited)
                                                      ASSETS

Current assets:
   Cash and cash equivalents...............................................................    $6,245,480         $3,770,925
   Marketable securities...................................................................     1,378,749          3,435,743
   Accounts receivable, net of allowance of $188,890 in 1997 and $130,900 in 1996 .........     2,617,406          2,881,790
   Unbilled contract costs, net of allowance of $213,957 in 1997 and $432,500 in 1996 .....     2,512,495          1,563,254
   Inventory ..............................................................................     1,858,168                  -
   Prepaid expenses and other assets.......................................................       429,338            442,745
                                                                                            --------------     --------------
                 Total current assets......................................................    15,041,636         12,094,457
                                                                                            --------------     --------------

Property and equipment,  net...............................................................     6,683,668          4,347,784

Other assets...............................................................................     2,862,415            740,214
                                                                                            --------------     --------------
                 Total assets..............................................................   $24,587,719        $17,182,455
                                                                                            ==============     ==============

                                                         LIABILITIES

Current liabilities:
   Deferred revenue .......................................................................        10,820                  -
   Accounts payable .......................................................................       494,162            605,048
   Accrued payroll and payroll taxes.......................................................       497,665            183,747
   Short term loans........................................................................         9,440                  -
   Other accrued expenses..................................................................       505,237            294,492
                                                                                            --------------     --------------
                 Total current liabilities.................................................     1,517,324          1,083,287
                                                                                            --------------     --------------

Commitments................................................................................             -                  -

Long Term Liabilities:
   Subordinated long term debt ............................................................       422,483            -
                                                                                            --------------     --------------
                 Total liabilities.........................................................     1,939,807          1,083,287
                                                                                            ==============     ==============

                                                  STOCKHOLDERS'  EQUITY

Preferred stock;   $.01 par value, 1,000,000 shares authorized; none issued................             -                  -
Common stock;   $.01 par value, 15,000,000 shares authorized;
   8,715,880 and  7,359,074 shares at June 30, 1997 and
   and September 30, 1996, respectively, issued and outstanding............................        87,159             73,591
Additional paid-in capital.................................................................    26,305,492         18,487,209
Retained earnings..........................................................................    (3,720,195)        (2,421,697)
Unrealized losses on marketable securities, net of tax effect .............................       (24,544)           (39,935)
                                                                                            --------------     --------------
                 Total stockholders' equity................................................    22,647,912         16,099,168
                                                                                            --------------     --------------
                 Total liabilities and stockholders' equity................................   $24,587,719        $17,182,455
                                                                                            ==============     ==============

   The accompanying notes are an integral part of the financial statements.

                         SATCON TECHNOLOGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three months ended             Nine months ended
                                                                 June 30,                     June 30,
                                                     ---------------------------    --------------------------
                                                          1997           1996           1997            1996
                                                     -----------     -----------    -----------    -----------
Revenue.............................................  $3,086,931      $2,150,038     $8,128,603     $7,745,897
                                                     -----------     -----------    -----------    -----------

Cost of sales.......................................   1,853,452         892,826      3,907,185      3,373,274
Selling, general and administrative expenses........   1,732,849       1,865,078      5,778,456      5,639,698
Research and development expenses...................    (154,474)          5,388       (110,851)        83,500
                                                     -----------     -----------    -----------    -----------

Total operating expenses............................   3,431,827       2,763,292      9,574,790      9,096,472
                                                     -----------     -----------    -----------    -----------

Operating loss......................................    (344,896)       (613,254)    (1,446,187)    (1,350,575)
Interest income, net................................      56,278         128,088        197,467        384,612
Goodwill amortization ..............................      49,778               -         49,778        -
                                                     -----------     -----------    -----------    -----------

Loss before income taxes............................    (338,396)       (485,166)    (1,298,498)      (965,963)
Provision/(benefit) for income taxes................           -          25,032              -       (166,969)
                                                     -----------     -----------    -----------    -----------

Net loss............................................    (338,396)       (510,198)    (1,298,498)      (798,994)
                                                      ==========      ==========     ==========     ==========

Loss per common and common equivalent share.........      ($0.04)         ($0.07)        ($0.17)        ($0.11)
                                                      ==========      ==========     ==========     ==========

Weighted average shares outstanding.................   8,241,422       7,344,616      7,701,827      7,263,900

   The accompanying notes are an integral part of the financial statements.

                         SATCON TECHNOLOGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  -----------

                                                                                                            Nine Months Ended
                                                                                                               June 30,
                                                                                                     -----------------------------
                                                                                                         1997            1996
                                                                                                     -------------   -------------
Cash flows from operating activities:
        Net loss....................................................................................  ($1,298,498)      ($798,994)
                                                                                                     -------------   -------------
        Adjustments to reconcile net loss to net
         cash used in operating activities:
              Depreciation and amortization.........................................................      616,958         587,952
              Changes in operating assets and liabilities:
                 Accounts receivable................................................................      907,607        (946,834)
                 Prepaid expenses...................................................................       67,798          (6,048)
                 Unbilled contract costs............................................................     (949,241)     (1,627,326)
                 Inventory..........................................................................     (486,130)              -
                 Other assets.......................................................................      227,071        (158,522)
                 Accounts payable...................................................................   (1,050,561)        (90,045)
                 Accrued expenses and payroll.......................................................     (189,424)        103,545
                 Deferred income taxes..............................................................            -        (173,282)
                                                                                                     -------------   -------------
Total adjustments...................................................................................     (855,922)     (2,310,560)
                                                                                                     -------------   -------------
Net cash used in operating activities...............................................................   (2,154,420)     (3,109,554)
Cash flows from investing activities:
        Purchases of marketable securities available for sale.......................................            -      (1,450,000)
        Sales and maturities of marketable securities...............................................    2,072,386       5,872,360
        Patent & trademark expenditures.............................................................      (96,431)              -
        Deferred deal costs.........................................................................       37,254               -
        Capital expenditures........................................................................   (1,729,859)     (1,626,901)
        Purchase of K&D Magmotor....................................................................     (210,000)              -
        Purchase of FMI net of cash acquired........................................................     (388,095)              -
                                                                                                     -------------   -------------
Net cash provided/(used in) by investing activities.................................................     (314,745)      2,795,459
Cash flows from financing activities:
        Repayment of short-term borrowings..........................................................        9,440               -
        Subordinated long term debt ................................................................      (21,321)              -
        Proceeds from Duquesne Enterprises investment net of deferred deal costs ...................    4,817,232               -
        Proceeds from exercise of stock options.....................................................      138,369         196,148
                                                                                                     -------------   -------------

Net cash provided by financing activities...........................................................    4,943,720         196,148
                                                                                                     -------------   -------------

Net increase/(decrease) in cash and cash equivalents ...............................................    2,474,555        (117,947)
Cash and cash equivalents at beginning of period....................................................    3,770,925       2,187,987
                                                                                                     -------------   -------------
Cash and cash equivalents at end of period..........................................................   $6,245,480      $2,070,040
                                                                                                     =============   =============

   The accompanying notes are an integral part of the financial statements.

SATCON TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note A.  Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended September 30, 1996. Operating results for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note B. Significant Events
--------------------------

FILM MICROELECTRONICS ACQUISITION

On April 16, 1997, SatCon Technology Corporation (the "Company" or "SatCon") completed the acquisition of Film Microelectronics, Inc. ("FMI"). FMI, a privately held company, is a manufacturer of production and custom integrated circuits for the communications, industrial, military and aerospace markets. Pursuant to the Asset Purchase Agreement, dated as of April 3, 1997, by and among the Company, FMI and FMI's principal stockholder, the Company acquired substantially all of the assets of FMI, which became a wholly-owned subsidiary of SatCon. The aggregate consideration paid by the Company for the acquired assets of FMI was $485,109 in cash and 420,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"). The 420,000 shares of Common Stock were valued at approximately $2,677,500 based on a closing price of $6.375 per share on April 16, 1997. In addition, the Company assumed trade payables aggregating approximately $900,000 and the assumption of indebtness of approximately $1 million. FMI's assets have been recorded at their estimated market values with the excess purchase price assigned to goodwill which will be amortized over 15 years.

BEACON POWER CORPORATION

On May 28, 1997, SatCon Technology Corporation entered into a Securities Purchase Agreement (the "Agreement"), dated as of May 28, 1997, by and among the Company, Beacon Power Corporation, a new wholly-owned subsidiary of the Company ("Beacon"), and Duquesne Enterprises ("Duquesne"). Pursuant to the terms of the Agreement, Duquesne purchased from the Company and the Company issued, sold and delivered to Duquesne 798,138 shares (the "Shares") of the Company's Common Stock and received warrants (the "Beacon Warrant") to purchase 500,000 shares of Beacon's Common Stock, $.01 par value per share ("Beacon's Common Stock"), at a purchase price of $6.00 per share. The warrants expire on the earlier of May 28, 1999 and 30 days prior to the filing of a registration statement with respect to Beacon's Common Stock. The aggregate consideration received by the Company was $5,000,000. In exchange for certain intangible assets and a capital contribution equal to its proceeds from Duquesne, the Company received all of the capital stock of Beacon, consisting of 3,000,000 shares of Beacons' Common Stock and 1,000,000 shares of Beacon's preferred stock, par value $.01 per share ("Beacon's Preferred

Stock"). Beacon's Preferred Stock is convertible into shares of Beacon's Common Stock automatically upon the exercise of the Beacon Warrant by Duquesne. Duquesne also entered into agreements pursuant to which it will act as exclusive distributor of Beacon's products, subject to certain exceptions, in seven Mid-Atlantic States and the District of Columbia. Duquesne is also entitled to purchase sufficient securities in future Beacon equity financings to increase its ownership in Beacon to 20% of the voting securities of Beacon (assuming the Beacon Warrant is exercised). The foregoing purchase right expires (i) upon the expiration of the Beacon Warrant if the Beacon Warrant is not exercised in full; or (ii) if the Beacon Warrant is exercised in full, upon the closing of an initial public offering of Beacon's Common Stock.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues for certain items in the Company's Statement of Operations for each period:

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                  JUNE 30,                 JUNE 30,
                                             1997          1996       1997         1996
                                             ----          ----       ----         ----
Revenues..................................  100.0%        100.0%     100.0%       100.0%
Cost of sales.............................   60.0          41.5       48.1         43.5
Selling, general and administrative.......   56.1          86.8       71.1         72.8
Research and development..................   (5.0)          0.2       (1.4)         1.1
Total operating expenses
(excluding cost of sales).................   51.1          87.0       69.7         73.9
Operating loss............................  (11.1)        (28.5)     (17.8)       (17.4)
Interest income net.......................    1.8           5.9        2.4          5.0
Goodwill amortization.....................    1.6             -        0.6            -
Loss before taxes.........................  (10.9)        (22.6)     (16.0)       (12.4)
Provision/(benefit) for income taxes......    0.0           1.1        0.0         (2.1)
Net loss..................................  (10.9)        (23.7)     (16.0)       (10.3)

Three Months Ended June 30, 1997 (Q3 1997) Compared to the Three Months Ended
-----------------------------------------------------------------------------
June 30, 1996 (Q3 1996)
-----------------------

Revenues. The Company's revenues for Q3 1997 increased $936,893 or 43.6% from Q3 1996. The increase is primarily due to revenue from the Company's wholly-owned subsidiaries. K&D Magmotor Corporation ("K&D") contributed revenue of $414,000 and FMI contributed revenue of $1,221,000 in Q3 of fiscal year 1997. This increase was partially offset by decreased revenue of approximately $784,000 related to contracts with Chrysler Corporation for the development of drive train components as part of the Patriot Hybrid Vehicle Program.

Cost of Sales. Cost of sales for Q3 1997 increased $960,626, or 107.6%, from Q3 1996. The increase is primarily due to cost of sales from the Company's wholly-owned subsidiaries. K&D's cost of sales were $331,000 and FMI's cost of sales were $820,000 in Q3 of fiscal year 1997. These increases were partially offset by a $190,000 decrease in work on contracts with Chrysler for the development of drive train components as part of the Patriot Hybrid Vehicle Program.

Selling, General and Administrative. Selling, general and administrative expenses for Q3 1997 decreased $132,229 or 7.1% from Q3 1996. Approximately $155,000 is due to a decrease in engineering indirect salaries and fringe benefits primarily related to an increase in direct labor utilization. Approximately $91,000 is related to a decrease in depreciation expense attributed to self constructed assets that are being amortized over product sales. Approximately $88,000 of the decrease is due to the overhead portion of the work in process inventory related to the semiconductor manufacturing equipment for Applied Materials. Approximately $75,000 of the decrease is due to reduced travel between the Cambridge and Tucson facilities as a result of the Tucson facility becoming fully operational. Approximately $20,000 is related to a decrease in administrative supply costs. These decreases are partially offset by approximately $68,000 and $257,000 in selling, general and administrative expenses related to K&D (acquired on January 23,1997) and FMI (acquired on April 16, 1997), respectively.

Research and Development. Internally funded research and development expenses for Q3 1997 decreased by $159,862. The decrease is primarily the result of reversing a reserve for a fiscal year 1996 dispute of contractual terms. Management believes that the reserve is no longer necessary and that the financial statements properly reflect the ultimate impact of this matter.

Nine Months Ended June 30, 1997 (Q3 1997 YTD) Compared to the Nine Months Ended
-------------------------------------------------------------------------------
June 30, 1996 (Q3 1996 YTD)
---------------------------

Revenues. The Company's revenues for Q3 1997 YTD were $8,128,603, an increase of $382,706 or 4.9%, from Q3 1996 YTD. An increase of approximately $1,780,000 was related to work on government development contracts. This increase was offset by a decrease in revenue of approximately $3,365,000 from contracts with Chrysler Corporation for the development of drive train components as part of the Patriot Hybrid Vehicle Program. In addition, K&D and FMI, wholly-owned subsidiaries of the Company, contributed revenue of $737,000 and $1,221,000, respectively, in Q3 of fiscal year 1997.

Cost of Sales. Cost of sales for Q3 1997 YTD were $3,907,185, an increase of $533,911 or 15.8%, from Q3 1996 YTD. The increase is primarily due to cost of sales from the Company's wholly-owned subsidiaries. K&D and FMI cost of sales was $588,000 and $820,000, respectively, in Q3 of fiscal year 1997. These increases are partially offset by a decrease of approximately $874,000 in work on contracts with the Chrysler Corporation.

Selling, General and Administrative. Selling, general and administrative expenses for Q3 1997 YTD increased $138,758 or 2.5% from Q3 1996 YTD. Approximately $114,000 and $257,000 is due to selling, general and administrative expenses related to K&D (acquired on January 23, 1997) and FMI (acquired on April 16, 1997), respectively. These increases are offset by a decrease of approximately $181,000 in travel expenses primarily due to reduced travel between the Cambridge and Tucson facilities as a result of the Tucson facility becoming fully operational. The remainder is due primarily to a decrease in fringe benefits and administrative supply costs.

Research and Development. Internally funded research and development expenses for Q3 1997 YTD decreased by $194,351. The decrease is primarily the result of reversing a reserve for a fiscal year 1996 dispute of contractual terms. Management believes that the reserve is no longer necessary and that the financial statements properly reflect the ultimate impact of this matter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents was $6,245,480 as of June 30, 1997, a net increase of $2,474,555 from September 30, 1996. Cash used in operating activities was $2,154,420 at the end of Q3 1997. The cash used in operations was the result of a net increase of $684,857 in accounts receivable and unbilled contract costs due to extended billing and payment terms with two customers. Inventory increased $1,858,168 related to K&D and FMI. The remainder of the cash used in operating activities is primarily the result of the decrease in accounts payable, an increase in accrued expenses, a decrease in prepaid expense, and the net loss for the period.

Cash used in investing activities as of June 30, 1997 was $314,745. The cash used in relates primarily to capital expenditures of approximately $1,730,000 and purchase costs of $210,000 and $388,095 for K&D and FMI, respectively. The capital expenditures were primarily related to the purchase of laboratory equipment, computer equipment, test equipment, and sales and demonstration units. The cash used in investing activities was partially offset by the sales and maturity of $2,072,386 of marketable securities to fund operations prior to the collection of invoices outstanding.

Cash provided by financing activities as of June 30, 1997 was $4,943,720. The cash provided primarily relates to the Securities Purchase Agreement, dated May 28, 1997, by and among the Company, Beacon Power Corporation, a new wholly-owned subsidiary of the Company, and Duquesne Enterprises ("Duquesne"). The aggregate consideration received by the Company was $4,817,232 net of deferred deal costs. Proceeds from exercise of stock options was $138,369.

The Company anticipates that its existing cash resources and cash flow from operations will be sufficient to fund its operations through June 30, 1998, provided it meets its operating plan. The Company's ability to generate cash from operations depends upon, among other things, revenue growth, its credit and payment terms with vendors, and collections of accounts receivable. If such sources of cash prove insufficient, the Company will be required to make changes in its operations or to seek additional debt or equity financing. There can be no assurances that cash generated from operations will be sufficient to meet its operating requirements, or if required, that additional debt or equity financing will be available on terms acceptable to the Company.

FACTORS AFFECTING FUTURE RESULTS

The Company's future results remain difficult to predict and may be affected by a number of factors which could cause actual results to differ materially from the forward-looking statements contained in this Form 10-Q and presented elsewhere by management from time to time. These factors include business conditions within the automotive, telecommunications, satellite industrial machinery and semiconductor industries and the world economies as a whole, and competitive pressures that may impact research and development spending. The Company's revenue growth is dependent on technology developments and contract R&D for both the government and commercial sectors and no assurance can be given that such investments will continue or that the Company can successfully obtain such funds. In addition, the Company's future growth opportunities are dependent on the introduction of new products that must penetrate automotive, telecommunications, industrial, and computer market segments and the expansion of the business of K&D and FMI by increased sales of existing products and the introduction of new products. No assurance can be given that new products can be developed, or if developed, will be successful; that competitors will not force prices to an unacceptably low level or take market share from the Company; or that the Company can achieve or maintain profits in these markets. Because of these and other factors, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the Company's stock price frequently experiences significant volatility.

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

RECENT SALES OF UNREGISTERED SECURITIES

On April 16, 1997, the Company issued 420,000 shares of Common Stock to Film Microelectronics, Inc. ("FMI") in connection with the acquisition by the Company of substantially all of the assets of FMI.

On May 28, 1997, the Company issued 798,138 shares of Common Stock to Duquesne Enterprises in connection with the establishment of Beacon Power Corporation, a new wholly-owned subsidiary of the Company.

The shares of capital stock issued in the above transactions were offered and sold in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

Item 3. Defaults upon Senior Securities:
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders:
Not applicable.

Item 5. Other Information:
Not applicable.

Item 6  Exhibits and Reports on Form 8-K:
(a) Exhibits

11      Statement of Computation of Earnings Per Share
27      Financial Data Schedule

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K and 8-K/A, dated April 16, 1997, in connection with the acquisition of Film Microelectronics, Incorporated.

The Company filed a Current Report on Form 8-K, dated May 28, 1997, in connection with the Securities Purchase Agreement by and among the Company, Beacon Power Corporation, a new wholly-owned subsidiary of the Company, and Duquesne Enterprises.

Signature
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SatCon Technology Corporation


Date:  August 14, 1997             By:  /s/ David B. Eisenhaure
                                        David B. Eisenhaure, President and Chief
                                        Executive Officer

Date:  August 14, 1997             By:  /s/ Michael C. Turmelle
                                        Michael C. Turmelle, Vice President,
                                        Chief Financial Officer and Treasurer