Form 10-K
period 1997-09-30
SATCON TECHNOLOGY CORP
filed 1997-12-30
CIK 889423

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                        COMMISSION FILE NUMBER 1-11512

                             ---------------------

                         SATCON TECHNOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ---------------------

             DELAWARE                                       04-2857552
   (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)



161 FIRST STREET, CAMBRIDGE, MASSACHUSETTS                   02142
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                             ---------------------
                                (617) 661-0540
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:   NONE.
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

                                TITLE OF CLASS
                                --------------
                         COMMON STOCK, $.01 PAR VALUE

                             ---------------------


  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                               YES   X          NO
                                  --------        --------


  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.      [_]

  As of December 5, 1997, 8,918,844 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of December 5, 1997, based upon the closing price of such stock on the Nasdaq Stock Market on that date ($9.500) was $50,054,379.

 44 pages in this filing                        Index to exhibits is on page 42




       DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K

================================================================================

                                     PART I
ITEM 1.  BUSINESS

  GENERAL

  SatCon Technology Corporation (the "Company" or "SatCon") was organized as a Massachusetts corporation in February 1985 and reincorporated in Delaware in 1992. SatCon designs, develops and manufactures "Active Motion Control" Systems including advanced electro-mechanical products for aerospace, transportation, industrial, and utility applications. SatCon's electro-mechanical products are being developed for a wide variety of U.S. Government and commercial markets. For the government, SatCon's electro-mechanical systems provide low vibration and high power for applications ranging from satellite attitude control to high speed drives for shipboard systems. In the transportation segment SatCon is developing electric and hybrid electric drive components, auxiliary power units, and advanced steering, suspension, and braking systems. SatCon is working with major equipment producers to develop process equipment drives, high speed and precision machine tools, manipulators, and machinery isolation equipment. SatCon's electro-mechanical systems may offer to the utility industry advantages in power generation, energy storage, and power quality. In the consumer market SatCon is developing freon-free compressors for refrigerators, variable speed motors, and other long-life, high-efficiency machinery.

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

  These product developments typically progress through a technology and concept development phase and, if appropriate, into a prototype build phase. Once demonstrated, the Company intends to leverage these prototype developments into 'beta site' units that can be purchased by, or jointly developed with, commercial customers for evaluation. Upon completion of beta site testing, decisions by potential customers will determine the viability of continuing into pre-production manufacturing and further testing and evaluation. To further the commercialization of its product development efforts and to protect its proprietary rights, the Company plans to continue to acquire manufacturing companies capable of producing key components for products being developed by SatCon. In recent years, SatCon has been successful in developing relationships with commercial customers who ultimately purchase its technology and prototype demonstration units. These relationships can provide a foundation for the Company's continuing product development efforts while building a potential market base for those products in production quantities.

  DEVELOPMENTS DURING 1997

  During 1997 the Company initiated several actions to advance its strategy of commercializing products established under externally funded research and development through the acquisition of manufacturing capabilities and the establishment of strategic partnerships.

  During 1996, the Company delivered five "beta-site" units of an integrated suspension and motor system ("ISAM") to Applied Materials Inc., a manufacturer of semiconductor wafer fabrication equipment, for evaluation. After successful testing and evaluation, the Company entered into a long-term manufacturing agreement on February 20, 1997 calling for the Company to manufacture and supply its ISAM product to

  Applied Material Inc.. The Company began making shipments under the terms of the agreement during the third quarter and had transitioned the manufacturing process from its Cambridge facility to its newly acquired motor manufacturing company, K&D MagMotor ("K&D"), by the fourth quarter.

  The Technology Division, located in Cambridge, continues to participate in several efforts with various commercial customers to develop new products and product improvements including an improved performance alternator for commercial vehicles; control electronics for power regulation for a turbine for alternative fuel vehicles; and flywheel integrated power and attitude control systems for commercial satellite applications.

  During the fourth quarter of 1997 the Company decided to consolidate the space flywheel energy storage systems segment into the Technology Division. The consolidation will allow the Company to capitalize on the synergies between the Tuscon and and Cambridge operations in technology, technical personnel, and equipment involved in the development of flywheel energy storage systems. The consolidation will further provide the Company's space customers direct access to related research and development projects currently being conducted by the Technology Division and Beacon Power Corporation. The development of electro-optic sensing systems will continue to be performed at the Tucson location.

  FUNDED RESEARCH AND DEVELOPMENT

  The Company continued its funded research and development with various U.S. Government agencies during Fiscal 1997. Projects included a terrestrial based flywheel energy storage system for the Marine Corps; variable speed drives for auxiliary applications on U.S. Navy ships that can integrate high density drive electronics with innovative permanent magnet motors for hydraulic pump motors, circulating pumps and compressors; a light-weight, low volume alternator with high efficiency power electronics for the Army. The Company is also working with the Air Force to investigate the use of new specialty shape memory alloys in air foil controls for greater fuel efficiency and with several other agencies on the development of high power density electronics modules called Power Electronic Building Blocks or PEBB's.

  COMMERCIALIZATION

  The Company intends to continue directing its commercialization efforts in the following product areas:

  Flywheel Energy Storage Systems

  By integrating energy-storing flywheels made of high-strength materials with high-power, permanent magnet motor/generators, the Company has developed electro-mechanical storage systems that management believes have the potential to offer practical solutions for mobile and stationary applications. SatCon flywheel systems are anticipated to provide extremely high power output and energy storage in compact packages. They may be a long-lasting, lightweight, and environmentally sound alternative to conventional batteries.

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

  While flywheels have been used for centuries, practical, compact systems are a recent development. Their arrival coincides with the commercial availability of high-strength-to-weight composite materials, high-energy permanent magnets, extremely efficient switching power supplies, and active electromagnetic bearings.

  During 1997, the Company made internal research and development investments in this technology by continuing product development of its Inertial Battery 20C1000 series flywheel energy storage system for uninterruptible power supply applications for the telecommunications market. In addition, the Company made an investment in research and development related to the development of flywheel energy storage technology for satellite applications.

  On May 28, 1997, the Company entered into a strategic relationship with Duquesne Enterprises, a subsidiary of DOE, Inc., and formed Beacon Power Corporation to manufacture and distribute SatCon's flywheel energy storage systems. The capital required to continue product development and to startup the manufacturing process will be partially funded by a $5,000,000 investment in SatCon by Duquesne Enterprises. Beacon Power Corporation assumed the activities of SatCon's Energy Systems Division. The Energy Systems Division, located in SatCon's Cambridge offices, was formed in October 1995 to focus on the product development and marketing of flywheel "Inertial Battery" systems for such markets as utilities, cable television and telecommunications, where uninterruptible power supplies (UPS) are critical to maintaining service.

  Motors and High Speed Drives

  SatCon designs and builds high-performance motors and drives that capitalize on advances in materials and semiconductor technology to achieve high power density. SatCon designs are characterized by power densities as high as 7 hp/lb. for the motors and 25 hp/lb. for the drive electronics. Through the use of high-performance materials and careful design of the magnetic circuits, SatCon has demonstrated electric motor prototypes that are lightweight and have provided efficiencies in excess of 97 percent. SatCon's motor designs are being evaluated for a wide variety of applications including electric vehicles, shipboard motors and general industrial applications.

  SatCon has teamed with United Technologies to develop a direct drive, high speed compressor for the development of a Roof Top Air Conditioning System. SatCon is developing a 47,000 rpm permanent magnet motor that produces 28 horse power and is driven by a Digital Signal Processor (DSP) controlled IGBT based inverter. Existing systems use low speed, low efficiency induction motors which due to size and weight, force compromises in the overall design of air conditioning systems. This high speed motor technology shows great promise in the development of high efficiency, variable speed drive air conditioning systems.

  During 1997, the Company continued to make internal research and development investments in this product area by continuing product development of an advanced automotive alternator that can provide more power at lower speeds. One important key limitation with current automotive alternators is their inability to match power requirements at idle speeds effectively. By addressing limitations of current alternators, SatCon is attempting to develop technology to revolutionize the automotive alternator market.

  On January 23, 1997, the Company completed the acquisition of K&D MagMotor Corporation ("K&D"). K&D, a privately held company, is a manufacturer of custom electronic motors targeting the factory automation, medical, semi conductor and packaging markets. Pursuant to the Asset Purchase Agreement, dated as of January 2, 1997, by and among the Company, K&D and K&D's principal stockholder, the Company acquired substantially all of the assets of K&D, which became a wholly-owned subsidiary of SatCon.

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

  During 1997, the Company continued work on the development of an advanced, high power-density, starter/regulator unit capable of starting and controlling a turbine alternator being developed for a major automotive manufacturer.

  SatCon has also developed an automotive Turbine Starter Rectifier Regulator for Williams International which is designed to drive a turbine alternator during engine light-off and to electrically load the turbine alternator to charge the battery. This is performed by utilizing sensorless control strategies and a novel system topology achieving an efficiency of greater than 98% measured at one-third the power. This program is a significant development for hybrid electric vehicles obtained through the efforts of SatCon, Williams International, and General Motors.

  On April 16, 1997, the Company completed the acquisition of Film Microelectronics, Inc. ("FMI"). FMI, a privately held company, is a manufacturer of production and custom integrated circuits for the communications, industrial, military and aerospace markets. Pursuant to the Asset Purchase Agreement, dated April 3, 1997, by and among the Company, FMI and FMI's principal stockholder, the Company acquired substantially all of the assets of FMI, which became a wholly owned subsidiary of SatCon.

  Magnetic Bearings and Suspension Systems

  Improvements in magnetic materials and electronic control systems have led the way to advances in electromagnetic bearings and suspension systems. SatCon has participated in the development of such systems for spacecraft and ground-based systems. SatCon's magnetic bearing systems feature innovative electromagnetic and permanent magnet actuators and advanced digital control systems. These systems have been developed for both commercial and military applications.

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

  SatCon has been contracted by Pratt and Whitney to develop a combination air and magnetic bearing system for next generation military aircraft gas turbine engines. Current engines utilize oil lubricated ball and roller bearings which are challenged by both the high rotational speed and temperatures required to achieve greater efficiencies. Non-contacting magnetic and air bearings offer the promise of greater design freedom to produce smooth running highly reliable machines that are less complex, longer lasting and require lower maintenance. Once the advantages have been clearly demonstrated, this technology is expected to flow down to commercial aircraft gas turbines and other types of high speed machinery, such as, pumps and electric generators.

  During 1997, the Company continued to make internal investments in this product area by completing beta site testing and continuing product and process development of its ISAM system. The ISAM system is designed for semiconductor processing applications and can eliminate unwanted debris, provide higher throughput potential, and is more easily maintained than existing mechanical systems.

  Electro-Optics Sensor Systems

  SatCon is developing a commercial real time, non-contact Remote Inspection Biological Sensor ("RIBS") for pathogen detection of contaminants, such as E. Coli 0157:H7 and Salmonella in meat, poultry, vegetables, fruit, and fruit juices. The detection technique is based on laser spectroscopy, which has been used for agent identification in combustion diagnostics, emission monitoring, bioaerosol detection, and chemical analysis of oil types. SatCon believes that the benefits resulting from the development of a commercial sensor capable of remotely detecting pathogens in the world's food supply are enormous. In addition, SatCon believes the RIBS system has the potential to play a role in implementing the recently enacted USDA's Hazard Analysis Critical Control Point ("HACCP") regulations.

  MARKETS

  SatCon's objective is to capitalize on the technological developments from its internal and contract research and development projects to become a leading supplier of a new generation of intelligent, electro-mechanical and electro-optic products for aerospace, transportation, industrial, utility, and food processing applications. These products, enabled by a revolution in the size, weight and efficiency of machines, provide competitive advantages in performance. Management believes the following list to be representative of market opportunities as they exist today for the Company's products.

  Flywheel Energy Storage Systems: Electromechanical storage in SatCon's flywheel energy storage systems may replace batteries in a variety of industries including uninterruptible power supplies for telecommunications providers and industrial systems, power quality for utilities, and integrated power and attitude control for satellites.

  Motors and High Speed Drives: SatCon's electric motors, generators, and drives may offer advantages to a variety of industries including automotive components, vehicle propulsion systems, industrial drives, machine tools, satellites and consumer products.

  Power Electronics: Light-weight, high power density electronics may offer advantages to several markets and are key components in SatCon's system products including motor and drive systems, systems for electric and hybrid vehicles, aerospace, industrial controls and power management, and a variety of military subsystems.

  Magnetic Bearing and Suspension Systems: SatCon's magnetic bearing and suspension systems have the potential to be applied to a variety of applications such as aircraft gas turbine engines, flywheel systems, compressors, high speed machine tools, vibration isolators and computer chip manufacturing processing equipment.

  Electro-Optic Sensor and Inspection Systems: Advanced Electro-Optic Sensor and Detection systems have the potential to satisfy the needs of a wide range of applications in food safety inspection, environmental monitoring, earth mapping, mine detection, and commercial fishing for both government and commercial customers.

  COMPETITION

  The Company is aware of direct and indirect competitors that employ similar technology and have extensive research and development facilities in all of SatCon's market opportunity areas in both government and commercial markets. The Company is aware of large companies, as well as small companies, entering these markets, and expects competition to intensify either through direct competition or via alternative technologies.

  Although the Company is not as well capitalized as some of its competitors and is more limited in terms of its facilities and number of personnel, its strategy is to compete with larger companies on the basis of its technical skills, proprietary know-how, access to university researchers in the greater Boston area conducting ongoing research, key personnel, many of whom are experts in the fields of magnetics and electro-optics technologies, and the establishment of strategic alliances with investment and commercial partners.

  The industries served by the Company are highly competitive and a number of companies are involved in extensive research and development programs designed to address the technological challenges which the Company is seeking to address through its development programs. Many of these companies are larger and better financed than the Company. As a result, there can be no assurance that customers will not select technologies developed by or under development by other companies or that potential customers will select the Company's technologies to address both existing and potential markets. The majority of the Company's revenues to date from commercial contracts have been derived in connection with prototype development contracts. As a result, the Company will need to develop technologies that address customers' needs in a cost-effective and timely manner. There can be no assurance that the Company will be successful in these efforts, that technologies developed by other companies will not be selected, or that potential customers for the Company's technologies will utilize the Company's technologies in a timely manner, if at all.

  PATENTS AND PROPRIETARY INFORMATION

  The Company currently owns eleven United States patents that expire between 2007 and 2014. The Company has fifteen patent applications pending with the U.S. Patent and Trademark Office.

  As a qualifying small business, the Company has retained commercial ownership rights to proprietary technology developed under various U.S. Government contracts and grants, including Small Business Innovation Research contracts.

  In addition to its patent rights, the Company also relies upon treatment of its technology as trade secrets and upon confidentiality agreements, which all of its employees are required to execute, assigning to the Company all patent rights and technical or other information developed by the employees during their employment with the Company. The Company's employees have also agreed not to disclose any trade secret or confidential information without the prior written consent of the Company. Notwithstanding these confidentiality agreements, there can be no assurance that other companies will not acquire information that the Company considers to be proprietary. Moreover, while the Company intends to defend vigorously its patents against infringement by third parties, there can be no assurance that the Company's patents will be enforceable or provide the Company with meaningful protection from competitors or that patent applications will be allowed. No assurance can be given as to the issuance of additional patents or, if issued, as to their scope. Patents granted may not provide meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by the Company, it would be very costly for the Company to pursue its rights in an enforcement action, which would also divert funds and resources which otherwise could be used in the Company's operations. Furthermore, there can be no assurance that the Company would be successful in enforcing intellectual property rights or that the Company may not be infringing patent or intellectual property rights of third parties, although the Company, to date, has not been required to defend its patents or proprietary information against claims by third parties.

  RESEARCH AND DEVELOPMENT

  Approximately $8,200,000 or 66% of the Company's revenues during fiscal year 1997 are attributable to research and development activities funded by commercial customers and U.S. Government agency sponsors. Under the agreements funded by the U.S. Government, the government retains a royalty-free license to use the technology developed for government purposes and the Company retains exclusive rights to the technology for commercial and industrial applications. The rights to technology developed under contracts funded by commercial customers are negotiated on a case by case basis. In addition to the research and development conducted under contract, the Company expended $2,489,207 on internally funded research and development during 1997. Beacon Power Corporation's Flywheel UPS product and the introduction of SatCon's ISAM product accounted for the majority of the 1997 internally funded costs.

  GOVERNMENT REGULATION

  The Company has entered into certain U.S. Government contracts that require compliance with applicable U.S. Government regulations. The Company's contracts with the U.S. Government consist primarily of research and development contracts, many of which are awarded under the SBIR Program. The research and development contracts are generally subject to competitive bidding and extensive regulation and are generally subject to cancellation at the U.S. Government's sole discretion. In addition, the Company has been awarded certain classified U.S. Government contracts. Certain of the Company's employees and directors have been required to obtain security clearance from the federal government.

  As a party to a number of contracts with the U.S. Government and its agencies, the Company must comply with extensive regulations, including regulations with respect to bid proposals and billing practices. As research and development contracts are generally subject to cancellation at the U.S. Government's sole discretion, should the U.S. Government or its agencies conclude that the Company has not adhered to federal regulations, any contracts to which the Company is a party could be canceled and/or the Company could be prohibited from bidding on future contracts, which would have a material adverse effect on the Company. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to adjustment upon audit by the U.S. Government Defense Contract Audit Agency, the General Accounting Office, and other agencies. The Company could be required to disgorge any payments received from U.S. Government agencies if it is found to have violated federal regulations.

  The commercialization of the Company's technologies for use in various industries may also be affected by federal and state legislative and regulatory changes affecting such industries.

  MANUFACTURING AND SUPPLIERS

  Until 1997, the Company had manufactured all of its prototype products at its facility in Cambridge, Massachusetts. The Company anticipates investing in manufacturing equipment to further develop the manufacturing capabilities at
  this facility.   During 1997, the Company acquired K&D, a manufacturer of
  custom electric motors, and FMI, a manufacturer of custom integrated circuits. The Company intends to continue to transition the production of key components of its products to these newly acquired manufacturing companies. In addition, the Company intends to continue to acquire manufacturing capabilities to support its product development efforts and product line expansion. If the Company is successful in obtaining market penetration of its products, the Company will be required to deliver large volumes of quality products or components to its customers on a timely basis at reasonable costs to the Company. When necessary, the Company intends to seek to supplement its manufacturing capabilities by establishing relationships with manufacturing organizations to deliver large volumes of its products until such time as the Company can develop its own manufacturing expertise and capacity. No assurance can be given that the Company will be able to successfully establish relationships with third party manufacturing organizations, or if such relationships are established, that they will be successful.

  The principal materials and supplies used by the Company are available from several commercial sources, and the Company does not depend on any single source for a significant portion of its materials or supplies. Component parts of the Company's active control systems are readily available.

  BACKLOG

  The Company's backlog consists primarily of research and development contracts and orders for multi-chip modules and hybrid products. At September 30, 1997, the backlog was approximately $10,500,000 for work to be performed and products to be shipped during the fiscal year ending September 30, 1998 and beyond. Many of the Company's contracts may be canceled at any time with limited or no penalty. Also, contract awards may be subject to funding approval from the U.S. Government and commercial entities, which involves political, budgetary, and other considerations over which the Company has no control. The Company's backlog at September 30, 1996 was approximately $7,400,000.

  SIGNIFICANT CUSTOMERS

  The U.S. Department of Defense accounted for approximately 45% of the Company's fiscal 1997 sales.

  EMPLOYEES

  At September 30, 1997, the Company employed a total of 199 people; 188 on a regular full-time basis, 5 on a regular part-time basis, and 6 student interns. Many of the Company's employees are affiliated with large universities located in the greater Boston area. Approximately 83 persons are employed in engineering, 74 in manufacturing, 32 in administration and 10 in sales and marketing. None of these employees are represented by a union. The Company believes that its relations with its employees are satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTIES

  The Company occupies 45,820 square feet of office and laboratory space at 161 First Street, Cambridge, Massachusetts under a primary lease expiring on October 31, 1998 and an additional 8,343 square feet located at 6245 East Broadway Boulevard, Suite 350, Tucson, Arizona under a primary lease expiring on March 31, 2001. The Company also occupies approximately 14,757 square feet of manufacturing space at 530 Turnpike Street, North Andover, Massachusetts under a primary lease expiring on July 31, 2002 and approximately 12,000 square feet at 90 Prescott Street, Worcester, Massachusetts under a month-by-month lease arrangement.

  Effective November 5, 1997 the Company entered into an agreement to sub-lease 8,930 square feet at 161 First Street to a third party.

  The Company believes its facilities are adequate for its current needs and that adequate facilities for expansion, if required, are available.

ITEM 3.   LEGAL PROCEEDINGS

  On December 12, 1997, SatCon Film Microelectronics Inc., a wholly-owned subsidiary of SatCon Technology Corporation, initiated a suit against Albert
  R. Snider for breach of certain representations made by Snider including overstatements of inventory balances. The representations were made in the Asset Purchase Agreement entered into between Snider and SatCon Film Microelectronics Inc. dated as of April 3, 1997 relating to the purchase by SatCon of the business of FMI. The suit was filed in the United States District Court in Boston, Massachusetts. SatCon believes it has sufficient reserves on the books of FMI for the overstatement in inventory balances.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock is traded on the NASDAQ Stock Market ("NASDAQ") under the trading symbol "SATC." As of December 5, 1997 there were approximately 180 shareholders of record.

  For the periods reported below, the following table sets forth the range of high and low bid quotations for the Common Stock as reported by NASDAQ. Such quotations represent interdealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions. As of December 5, 1997 the closing price for the Company's Common Stock, as quoted in the Wall Street Journal, was $9.500.

                              FISCAL YEAR 1997   FISCAL YEAR 1996
                            -------------------  -----------------
                                     BID                BID
                            -------------------  -----------------
                                HIGH      LOW      HIGH      LOW
                            ---------- --------  -------- --------
     First Quarter.........    $ 8.625   $5.625   $11.375   $7.750
     Second Quarter........      9.125    5.750    12.750    6.250
     Third Quarter.........     10.500    5.750    12.750    8.625
     Fourth Quarter........    $13.375   $7.500   $ 9.250   $7.000

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

ITEM 6.  SELECTED FINANCIAL DATA

  The selected financial data set forth below for the years ended September 30, 1997, 1996, 1995, 1994, and 1993 has been derived from the financial statements of the Company which have been audited by Coopers & Lybrand L.L.P., independent accountants. This information should be read in conjunction with the financial statements and notes thereto set forth elsewhere in this Report.

STATEMENT OF OPERATIONS DATA:
                                                                YEARS ENDED SEPTEMBER 30,
                                         -----------------------------------------------------------------------
                                              1997           1996           1995           1994         1993
                                         -------------   -------------   -----------   ------------  -----------
      Revenue...........................   $12,466,335    $ 9,384,588    $11,475,427    $18,016,987   $5,306,680
                                           -----------   -------------   -----------   ------------  -----------
      Cost of Sales.....................     7,730,666      3,940,674      6,522,768     11,281,239    2,652,533
      Selling, General and
      Administrative
        Expenses........................     8,538,435      8,023,441      5,483,194      4,655,769    2,363,370

      Research and Development..........     2,489,207        893,628      1,937,241        461,068      119,663
      Goodwill amortization.............       120,467
                                           -----------   -------------   -----------   ------------  -----------

      Total Operating Expenses..........    18,878,775     12,857,743     13,943,203     16,398,076    5,135,566
      Interest Income/(Expense), Net....       269,198        463,840        451,034        409,337      119,100
                                           -----------   -------------   -----------   ------------  -----------
      Income/(loss) Before Income
       Taxes............................    (6,143,242)    (3,009,315)    (2,016,742)     2,028,248      290,214
      Provision/(benefit) for Income
       Taxes............................                     (144,479)      (806,697)       803,356      101,288
                                           -----------   -------------   -----------   ------------  -----------
      Net Income/(loss).................   $(6,143,242)   $(2,864,836)   $(1,210,045)   $ 1,224,892   $  188,926
      Earnings/(loss)  per Common and
      Common Equivalent Share...........         $(.77)         $(.39)         $(.17)          $.17         $.03
                                           ============  =============   ===========   ============  ===========
      Weighted Average Shares
      Outstanding.......................     7,959,309      7,285,756      7,079,855      7,347,098    5,628,641


     BALANCE SHEET DATA:
                                                                     AT SEPTEMBER 30,
                                          ----------------------------------------------------------------------
                                              1997           1996           1995           1994         1993
                                          ------------   ------------   ------------   ------------   ----------
      Total Assets......................   $20,709,438    $17,277,517    $19,792,966    $22,274,534   $8,430,630
      Total Long Term Obligations.......   $   322,897    $         0    $         0    $         0   $   11,229
      Total Liabilities.................   $ 2,630,301    $ 1,178,349    $ 1,040,251    $ 2,768,493   $1,241,426
      Working Capital...................   $10,595,294    $11,011,170    $15,615,645    $18,067,939   $6,653,681
      Stockholders' Equity..............   $18,079,137    $16,099,168    $18,752,715    $19,506,041   $7,189,204

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  INTRODUCTION

  SatCon Technology Corporation (the "Company" or "SatCon") was organized as a Massachusetts corporation in February 1985 and reincorporated in Delaware in 1992. SatCon designs, develops and manufactures "Active Motion Control" Systems including advanced electro-mechanical products for aerospace, transportation, industrial, and utility applications. SatCon's electro-mechanical products are being developed for a wide variety of U.S. Government and commercial markets. For the Government, SatCon's electro-mechanical systems provide low vibration and high power for applications ranging from satellite attitude control to high speed drives for shipboard systems. In the transportation segment SatCon is developing electric and hybrid electric drive components, auxiliary power units, and advanced steering, suspension, and braking systems. SatCon is working with major equipment producers to develop process equipment drives, high speed and precision machine tools, manipulators, and machinery isolation equipment. SatCon's electro-mechanical systems may offer to the utility industry advantages in power generation, energy storage, and power quality. In the consumer market SatCon is developing freon-free compressors for refrigerators, variable speed motors, and other long-life, high-efficiency machinery.

  It is the Company's strategy to accelerate leading edge developments by continuing to expand its externally funded contract research and development from both government and commercial sources. The Company can then leverage this funding to develop products that the Company believes can both be sold to government agencies and transition into high volume commercial products. Recent changes in the Small Business Innovative Research program provide a new mechanism to pursue government Phase III pre-production programs on a sole source non-competitive basis. In most instances, individual components have multiple applications across these markets.

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

  RESULTS OF OPERATIONS

  During 1997 the Company initiated several actions to advance the development and market introduction of new products, to establish a product manufacturing base capable of supplying key components of SatCon's products, and to improve the future profitability of the Company. These actions include the introduction of the ISAM and PowerSmart products, the formation of Beacon Power Corporation, the acquisition of K&D and FMI, the recognition of certain product development costs in the current year rather than amortizing them over future years sales, and the recognition of costs associated with the Company's plan to consolidate the Tucson Space Division into the Technology Division. The effects of these actions on the Company's financial performance during 1997 are discussed below.

  The following table sets forth, for the periods indicated, the Percentage of Revenues for certain items in the Company's Statement of Operations for each period:

                                                         YEAR ENDED SEPTEMBER 30,
                                                     --------------------------------
                                                        1997         1996       1995
                                                     ---------    ---------    ------
          Revenues..................................    100.0%      100.0%      100.0%
          Cost of sales.............................     62.0        42.0        56.8
          Selling, general and administrative
            expenses................................     68.5        85.5        47.8
          Research and development..................     20.0         9.5        16.9
           expenses.................................
          Goodwill amortization.....................      1.0
          Total operating expenses (excluding cost
            of sales)...............................     89.5        95.0        64.7
          Operating income/(loss)...................    (51.5)      (37.0)      (21.5)
          Interest income/(expense) net.............      2.2         4.9         3.9
          Income /(loss) before income taxes........    (49.3)      (32.1)      (17.6)
          Provision/(benefit) for income taxes......                 (1.5)       (7.0)
          Net income/(loss).........................    (49.3)      (30.6)      (10.6)


  YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1996

  Revenues. The Company's revenues increased $3,081,747 or 32.8% from 1996 to 1997. The increase is due to the introduction of revenue from the sale of manufactured products as well as an increase in effort on government development contracts. During 1997 the Company acquired K&D and FMI as wholly owned subsidiaries which provided for incremental revenue of approximately $1,135,000 and $2,595,000, respectively. Sales of the Company's new ISAM product contributed approximately $540,000 of the additional revenue. Approximately $1,295,000 of the increase in revenue related to an increase in effort on government development contracts. These increases were partially offset by a decrease in revenue of approximately $3,410,000 from contracts with Chrysler Corporation for the development of drive train components as part of the Patriot Hybrid Vehicle Program. During 1996, Chrysler Corporation announced the cancellation of the Patriot Hybrid Vehicle Program. Chrysler announced that it intends to transition technologies utilized in the Patriot Program to their Hybrid Electric Vehicle (HEV) program being sponsored by the U.S. Government's Super Car Initiative.

  Cost of Sales. Cost of sales increased $3,789,992, or 96.2%, from 1996 to 1997. The increase is primarily due to the addition of cost of sales associated with K&D and FMI of approximately $797,000 and $1,886,000, respectively and increased effort on government development contracts accounting for an additional $696,000. In addition, the Company established a reserve of approximately $910,000 in connection with the cost to complete a number of commercial development contracts. These increases were partially offset by a decrease in effort on contracts with Chrysler Corporation.

  Selling, General and Administrative. Selling, general and administrative expenses increased $514,994 or 6.4% from 1996 to 1997. Approximately $250,000 and $570,000 of the increase is due to selling, general and administrative expenses related to K&D and FMI, respectively. In addition, the Company established a reserve of $498,000 for expenses, primarily lease cancellation costs relating to consolidating the Tucson Space Division into the Technology Division. These increases are offset by a decrease of approximately $800,000 primarily due to the management of travel and other selling and administrative costs.

  Research and Development. Internally funded research and development expenses increased $1,595,579 from 1996 to 1997. Approximately $2,593,000 of the increase is related to the Company's decision to recognize certain capitalized product development cost in the current year rather than amortizing the costs over future year's sales based on the uncertainty of future sales. These product development cost related primarily to Beacon Power Corporation's Flywheel UPS product development efforts and the ISAM product. These costs are partially offset by the reversal of a reserve for a fiscal year 1996 dispute over contractual terms. Management believes that the reserve is no longer necessary and that the financial statements properly reflect the ultimate impact of this matter.

  Goodwill Amortization. The Company recognized $120,467 of goodwill amortization in 1997 related to goodwill in connection with the acquisition of K&D and FMI.

  Net Loss. As a result of an increase in revenues being offset by the Company's decision to recognize certain product development costs in the current year rather than amortizing the costs over future periods sales, and the establishment of contingency reserves associated with consolidating the Tucson Space Division into the Technology Division, the Company realized a net loss of $6,143,242 in 1997 compared to a net loss of $2,864,836 in 1996.

  YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1995

  Revenues. The Company's revenues decreased $2,090,839, or 18.2%, from 1995 to 1996. The decrease was primarily due to a decrease in revenue of approximately $3,945,253 from contracts with Chrysler Corporation for the development of drive train components as part of the Patriot Hybrid Vehicle Program. During 1996, Chrysler Corporation announced the cancellation of the Patriot Hybrid Vehicle Program. Chrysler announced that it intends to transition technologies utilized in the Patriot Program to their Hybrid Electric Vehicle (HEV) program being sponsored by the U.S. Government's Super Car Initiative. To date the Company has not recorded any revenues associated with the Chrysler HEV Program. This decrease in revenue was partially offset by increased revenues of approximately $2,355,000 related to work on various government development contracts.

  Cost of Sales. Cost of sales decreased $2,582,094, or 39.5%, from 1995 to 1996. The decrease was primarily due to a decrease in work during 1996 on contracts with Chrysler Corporation for the development of drive train components as part of the Patriot Hybrid Vehicle Program. As a percentage of revenue, cost of sales decreased from 56.8% for 1995 to 42.0% for 1996. The decrease in cost of sales, as a percent of revenue, was primarily due to a decrease in direct material and subcontract costs and an increase in direct labor costs directly related to the shift from work on the Chrysler Patriot Program, which had high material costs as a percentage of revenue, to work on several labor intensive research and development contracts funded by the U.S. Government which typically have higher margins.

  Selling, General and Administrative. Selling, general and administrative expenses increased $2,540,247, or 46.3%, from 1995 to 1996, a change as a percentage of revenue from 47.8% in 1995 to 85.5% in 1996. Approximately $500,000 is attributable to the establishment of the Space Division in Tucson, Arizona. Approximately $600,000 was expensed in establishing the Flywheel Energy Storage Division. Cambridge facilities expense increased approximately $277,000 due to the exercise of an option in the Company's lease for additional space. During 1996 the Company occupied the entire building at 161 First Street, Cambridge, Massachusetts. Depreciation expense increased approximately $373,000 due to purchases of computer, laboratory, inspection, test, and manufacturing equipment during fiscal 1995 and 1996. Marketing expenses increased approximately $500,000 in efforts to broaden the customer base in anticipation of the cancellation of the Patriot Program.

  Research and Development. Research and development expenses decreased $1,043,613, or 53.9% from 1995 to 1996. As a percentage of revenue, internal research and development decreased from 16.9% in 1995 to 9.5% in 1996. The decrease in research and development spending was primarily the result of a reallocation of engineering resources from internally funded research and development to construction of a pre-production flywheel, and additional marketing efforts and development efforts on contracts from the U.S. Government and commercial customers. Virtually all of 1996 revenues were for sponsored research and development.

  Net Income/(Loss). As a result of decreased revenues and increased investment in marketing, facilities, and associated fringe costs, the Company realized a net loss of $2,864,836 in 1996 versus a net loss of $1,210,045 in 1995.

  LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 1997, the Company's cash and cash equivalents were $4,256,504 an increase of $485,579 from September 30, 1996. Cash used in operating activities during 1997 was $6,075,232 as compared to cash used in operating activities of $3,481,674 during 1996. The cash used in operations was primarily the result of a net loss of $3,072,434 during 1997. The effect of the net loss was partially offset by an increase of $535,797 in accounts receivable and an increase in reserve balances.

  Cash used in investing activities, as of September 30, 1997, was $1,224,869. The cash provided relates primarily to the sale and maturity of approximately $2,079,000 of marketable securities to fund operations prior to collection of outstanding invoices. The cash provided was partially offset by purchases of marketable securities of approximately $600,000, capital expenditures of $2,496,726, and the acquisitions of K&D and FMI of $112,986. The capital expenditures primarily relate to the purchase of manufacturing and inspection equipment, furniture and fixtures, leasehold improvements, computer equipment, and sales and demonstration equipment.

  Cash provided by financing activities as of September 30, 1997, was $5,192,122. The cash provided relates primarily to the proceeds from the Securities Purchase Agreement, dated May 28, 1997, by and among the Company, Beacon Power Corporation, and Duquesne Enterprises. The aggregate consideration received by the Company was $4,817,232 net of financing expenses.

  The Company's $3,000,000 bank line of credit expired January 31, 1997. No funds were advanced under the facility. The Company intends to seek a replacement line of credit from its new primary bank during 1998.

  The Company anticipates that its existing cash resources, cash flow from operations, and availability of a replacement line of credit will be sufficient to fund its operations through September 30, 1998, provided it meets its operating plan. The Company's ability to finance its operations may be dependent on its ability to negotiate a replacement bank line of credit. There can be no assurance that the Company will be successful in negotiating a replacement line of credit. To the extent cash flow from operations is insufficient to fund the Company's activities, it may be necessary to raise additional funds through equity or debt financing. The Company's ability to generate cash from operations depends upon, among other things, revenue growth, its credit and payment terms with vendors, and collections of accounts receivable. If such sources of cash prove insufficient, the Company will be required to make changes in its operations or to seek additional debt or equity financing. There can be no assurances that cash generated from operations will be sufficient to meet its operating requirements, or if required, that additional debt or equity financing will be available on terms acceptable to the Company.

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

  EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

  In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per share." The statement is effective for financial statements issued for periods ending after December 15, 1997 and changes the method in which earnings per share will be determined. Adoption of this statement by the Company is not expected to have a material impact on earnings per share.

  In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." The statement is effective for fiscal years beginning after December 15, 1997 and requires that an enterprise disclose, by major components and as a single total, the change in its net assets during the period from "non-owner" sources.

  Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information." The statement is effective for periods beginning after December 15, 1997 and establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products and services, geographic areas and major customers.

  Adoption of SFAS No. 130 and No. 131 is not expected to have a material impact to the Company's consolidated financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures.

  EFFECTS OF INFLATION

  The Company believes that inflation over the past three years has not had a significant impact on the Company's sales or operating results.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
          Report of Independent Accountants.............................      18

          Financial Statements:

            Balance Sheets as of September 30, 1997 and 1996............      19

            Statements of Operations for the Years  Ended September 30,
              1997, 1996, and 1995......................................      20

            Statements of Changes in Stockholders' Equity for the Years
              Ended September 30, 1997, 1996, and 1995..................      21

            Statements of Cash Flows for the Years Ended September 30,
              1997, 1996, and 1995......................................      22

            Notes  to Financial Statements..............................   23-36

            Schedule II; Valuation and Qualifying Accounts for the Years
              Ended September 30, 1997, 1996, and 1995..................      37

                       REPORT OF INDEPENDENT ACCOUNTANTS


    We have audited the accompanying consolidated balance sheets and financial statement schedule of SatCon Technology Corporation and its subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SatCon Technology Corporation and its subsidiaries as of September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                             Coopers & Lybrand L.L.P.


  Boston, Massachusetts
  December 9, 1997

                         SATCON TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                                  SEPTEMBER 30,     SEPTEMBER 30,
                                                                                                       1997              1996
                                                                                                 ---------------     -------------
                                              ASSETS
Current assets:
     Cash and cash equivalents..........................................................             $ 4,256,504       $ 3,770,925
     Marketable securities (Note B).....................................................               1,976,400         3,435,743
     Accounts receivable, net of allowance of $159,243 in 1997 and
      $130,900 in 1996..................................................................               2,965,559         2,881,790
     Unbilled contract costs, net of allowance of $1,130,468 in 1997
      and $432,500 in 1996 (Note C).....................................................               1,709,826         1,658,316
     Inventory, net of allowance of $758,541 in 1997 and $0 in 1996 (Note D)............               1,577,483
     Prepaid expenses and other assets..................................................                 416,926           442,745
                                                                                                 ---------------     -------------
          Total current assets..........................................................              12,902,698        12,189,519
Property and equipment, net (Note E)....................................................               4,784,355         4,347,784
Intangibles, net (Notes A and 0)........................................................               2,992,659           485,983
Other assets............................................................................                  29,726           254,231
                                                                                                 ---------------     -------------
          Total assets..................................................................             $20,709,438       $17,277,517
                                                                                                 ===============     =============
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable..................................................................             $   850,208       $   605,048
      Accrued payroll and payroll related expenses......................................                 392,235           183,747
      Deferred revenue..................................................................                 191,128            95,062
      Accrued costs for consolidation of facilities (Note G)............................                 498,000
      Other accrued expenses............................................................                 290,049           294,492
      Short term portion of long term debt..............................................                  85,784
                                                                                                 ---------------     -------------
           Total current liabilities....................................................               2,307,404         1,178,349
Long term liabilities:
      Note Payable (Note F).............................................................                   6,737                 -
      Long term debt (Note P)...........................................................                 316,160
                                                                                                 ---------------     -------------
           Total long term liabilities..................................................                 322,897                 -
Commitments (Note G)
                                   STOCKHOLDERS' EQUITY
Preferred stock; $.01 par value, 1,000,000 shares authorized; none issued (Note K)                             -                 -
Common stock, $.01 par value, 15,000,000 shares authorized; 8,769,146 and 7,359,074 shares at September 30, 1997 and 1996, respectively, issued and outstanding
     (Note J)...........................................................................                  87,691            73,591
Additional paid-in capital..............................................................              26,576,600        18,487,209
Retained earnings/(loss)................................................................              (8,564,939)       (2,421,697)
Unrealized losses on marketable securities, net of tax effect (Note B)                                   (20,215)          (39,935)
                                                                                                 ---------------     -------------
           Total stockholders' equity...................................................              18,079,137        16,099,168
                                                                                                 ---------------     -------------
             Total liabilities and stockholders'........................................             $20,709,438       $17,277,517
                                                                                                 ===============     =============

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      YEARS ENDED SEPTEMBER 30,
                                               ---------------------------------------
                                                   1997          1996          1995
                                               -----------    ----------   -----------
Revenue.................................       $12,466,335   $ 9,384,588   $11,475,427
Cost of sales...........................         7,730,666     3,940,674     6,522,768
Selling, general and administrative
 expenses...............................         8,538,435     8,023,441     5,483,194
Research and development expenses.......         2,489,207       893,628     1,937,241
Goodwill amortization...................           120,467             -             -
                                               -----------    ----------   -----------
Total operating expenses................        18,878,775    12,857,743    13,943,203
Operating loss..........................        (6,412,440)   (3,473,155)   (2,467,776)
Interest income, net....................           269,198       463,840       451,034
                                               -----------    ----------   -----------
Net loss before income taxes............        (6,143,242)   (3,009,315)   (2,016,742)
Benefit for income taxes................                        (144,479)     (806,697)
                                               -----------    ----------   -----------
Net loss................................        (6,143,242)   (2,864,836)   (1,210,045)
                                               ===========    ==========   ===========
Net loss per common and common
equivalent share........................       $      (.77)  $      (.39)   $     (.17)
                                               ===========    ==========   ===========
Weighted average shares outstanding.....         7,959,309     7,285,756     7,079,855




   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                                                               UNREALIZED
                                                               ADDITIONAL      RETAINED         LOSS ON              TOTAL
                                    COMMON        COMMON         PAID-IN       EARNINGS        MARKETABLE         STOCKHOLDERS'
                                    SHARES         STOCK         CAPITAL        (LOSS)         SECURITIES(1)          EQUITY
                                   ---------     ---------     ------------  ------------    -----------        -------------
Balance, September 30, 1994......  7,013,726       $70,137      $17,918,587   $ 1,653,184      $(135,867)         $19,506,041
Net loss.........................                                              (1,210,045)                         (1,210,045)
Exercise of stock options........    152,875         1,529          365,899                                           367,428
Change in unrealized losses
   on marketable securities(1)...                                                                 89,291               89,291
                                   ---------     ---------     ------------  ------------    -----------        -------------
Balance, September 30, 1995......  7,166,601       $71,666      $18,284,486   $   443,139      $ (46,576)         $18,752,715
Net Loss.........................                                              (2,864,836)                         (2,864,836)
Exercise of stock options........    192,473         1,925          202,723                                           204,648
Change in unrealized losses on
 marketable securities(1)........                                                                  6,641                6,641
                                   ---------     ---------     ------------  ------------    -----------        -------------
Balance, September 30, 1996......  7,359,074       $73,591      $18,487,209   $(2,421,697)     $ (39,935)         $16,099,168
Net Loss.........................                                              (6,143,242)                         (6,143,242)
Exercise of stock options........    161,934         1,619          408,390                                           410,009
Change in unrealized losses
   on marketable securities(1)...                                                                 19,720               19,720

Stock issued in acquisition......    450,000         4,500        2,871,750                                         2,876,250
Securities purchase agreement
(Note J).........................    798,138         7,981        4,809,251                                         4,817,232
                                   ---------     ---------     ------------  ------------    -----------        -------------
Balance, September 30, 1997......  8,769,146       $87,691      $26,576,600   $(8,564,939)     $ (20,215)         $18,079,137
                                   =========     =========     ============  ============    ===========        =============

(1) Net of tax effect






   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED SEPTEMBER 30,
                                                                     ---------------------------------------------------
                                                                         1997                1996              1995
                                                                     -----------          -----------       -----------
Cash flows from operating activities:
            Net income/(loss)..................................      $(6,143,242)          $(2,864,836)      $(1,210,045)
      Adjustments to reconcile net income/(loss) to net cash
       provided by/(used in) operating activities:
          Depreciation and amortization........................          969,010               820,991           352,143
          Reserve for unbilled contract costs..................          697,968               366,000
          Allowance for doubtful accounts......................           28,324
          Write off of impaired assets.........................        2,593,558
          Changes in operating assets and liabilities:
              Accounts receivable..............................          535,797              (905,787)        3,020,582
              Prepaid expenses and other assets................           62,174               222,821           (61,958)
              Unbilled contract costs..........................         (749,462)             (532,886)        5,290,655
              Inventory........................................         (403,302)
              Other assets.....................................          212,339              (221,772)           88,856
              Accounts payable.................................         (385,868)              (19,907)         (754,935)
              Reserve for consolidation of business............          498,000
              Accrued expenses and payroll.....................       (1,396,970)              236,225          (166,610)
              Deferred income taxes............................                               (173,283)         (806,697)
                                                                     -----------          ------------       -----------
            Total adjustments..................................        2,661,568              (207,598)        6,962,036
                                                                     -----------          ------------       -----------
Net cash provided by/(used in) operating activities............       (3,481,674)           (3,072,434)        5,751,991
                                                                     -----------          ------------       -----------

Cash flows from investing activities:
           Purchases of marketable securities..................         (600,000)           (1,450,000)       (9,465,938)
           Sales and maturities of marketable securities.......        2,079,064             8,407,185         6,148,814
           Patent and trademark expenditures...................         (150,534)             (156,843)         (245,140)
           Deferred financing fees.............................           56,313               (56,313)         (277,764)
           Capital Expenditures................................       (2,496,726)           (2,293,305)         (999,415)
           Acquisitions, net of cash acquired..................         (112,986)
                                                                     -----------          ------------       -----------
          Net cash provided by/(used in) investing activities..       (1,224,869)            4,450,724        (4,839,443)
                                                                     -----------          ------------       -----------
Cash flows from financing activities:
           Repayment of short-term borrowings..................          (35,119)                    -                 -
           Proceeds from exercise of stock options.............          410,009               204,648           367,428
           Proceeds from issuance of common stock..............        4,817,232
Net cash provided by financing activities......................        5,192,122               204,648           367,428
Net increase/(decrease) in cash................................          485,579             1,582,938         1,279,976
Cash at beginning of period....................................        3,770,925             2,187,987           908,011
                                                                     -----------          ------------       -----------
Cash and cash equivalents at end of period.....................      $ 4,256,504           $ 3,770,925       $ 2,187,987
                                                                     ===========          ============       ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

  SatCon Technology Corporation (the "Company" or "SatCon") was organized as a Massachusetts corporation in February 1985 and reincorporated in Delaware in 1992. SatCon designs, develops and manufactures intelligent, electrical-mechanical products for aerospace, transportation, industrial, and utility applications. SatCon's electro-mechanical products are being developed and manufactured for a wide variety of U.S. Government and commercial markets. For the government, SatCon's electro-mechanical systems provide low vibration and high power for applications ranging from satellite attitude control to high speed drives for shipboard systems. In the transportation segment, SatCon is developing electric and hybrid electric drive components, auxiliary power units, and advanced suspension systems. SatCon is working with major equipment producers to develop process equipment drives, high speed and precision machine tools, manipulators, and machinery isolation equipment. SatCon's electro-mechanical systems may offer to the utility industry advantages in power generation, energy storage, and power quality. In the consumer market, SatCon is developing variable speed motors, and other long-life, high-efficiency machinery.


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

  Basis of consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. See "Footnote O and J" of Notes to Financial Statements for consolidated entities.

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

  The Company also designs and manufactures standard products such as multi-chip modules and hybrids, custom electric motors, and integrated suspension and motor systems. Revenue from product sales is recognized upon shipment.

  Cash and Cash Equivalents

  Cash and cash equivalents include cash on hand, demand deposits and highly liquid investments with a maturity of three months or less when acquired. At September 30, 1997, $67,632 of cash and cash equivalents is reserved as collateral for a letter of credit drawn for the deposit on a facility lease.

                         SATCON TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

  Securities available for sale are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity except for unrealized losses determined to be permanent in nature. Such unrealized losses are included in the determination of net income in the period in which management determines the decline to be permanent. The Company is not actively involved in the purchase and sale of investments classified as trading. At September 30, 1997, the Company had no investments that qualified as trading or held to maturity.

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

  At September 30, 1997, $600,000 of marketable securities is reserved as collateral for an operating lease.

  Inventory

  Inventories are stated at the lower of cost or market and costs are determined based on the first-in, first-out method of accounting.

  Property and Equipment

  Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the asset's estimated useful life. The estimated useful lives of property and equipment are as follows:

                                                                               ESTIMATED LIVES
                                                                         --------------------------------
Computer equipment and software..................................                3 - 5 Years
Electronic laboratory and shop equipment.........................                  5 Years
Mechanical laboratory and shop equipment.........................                 10 Years
Sales and demonstration equipment................................               3 - 10 Years
Furniture and fixtures...........................................               7 - 10 Years
Leasehold improvements...........................................       Lesser of the life of the lease or
                                                                        the useful life of the improvement

When assets are retired or otherwise disposed of, the cost and related depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in other income.

                         SATCON TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

  Intangibles

  The Company periodically reviews the propriety of carrying amounts of its intangible assets as well as the amortization periods to determine whether current events and circumstances warrant adjustment to the carrying value or estimated useful lives. At each balance sheet date, management evaluates whether there has been a permanent impairment in the value of intangibles by assessing the carrying value of intangibles against anticipated future cash flows from related operating activities. Factors which management considers in performing this assessment include current operating results, trends and prospects and, in addition, demand, competition and other economic factors.

  Other intangibles, which consist primarily of patents and trademarks, goodwill and a non-compete agreement, are amortized on a straight-line basis over periods ranging from 5 to 15 years.

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

  Earnings/(loss) Per Common and Common Equivalent Share

  Earnings/(loss) per common and common equivalent share is based upon the weighted average number of common shares outstanding during each year, adjusted to include the dilutive effects of stock options and warrants. For the current year ended September 30, 1997 common share equivalents have not been included because their effect would have been antidilutive. For all periods presented, fully diluted earnings per share is not materially different from primary earnings per share.

  Concentration of Credit Risk

  Financial instruments which subject the Company to concentrations of credit risk consist principally of cash equivalents, investments in marketable securities, trade accounts receivable, and unbilled contract costs.

  The Company's trade accounts receivable and unbilled contract costs are primarily from sales to U.S. Government agencies and several commercial customers. The Company does not require collateral and has not historically experienced significant credit losses related to receivables or unbilled contract costs from individual customers or groups of customers in any particular industry or geographic area.

  The Company deposits its cash and invests in short-term investments and marketable securities primarily through two regional commercial banks and one investment company. Credit exposure to any one entity is limited by Company policy.

  Reclassifications

  Certain prior year balances have been reclassified to conform to current year presentations.

                         SATCON TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  B.  MARKETABLE SECURITIES

  At September 30, 1997, debt securities have been categorized as available for sale, and as a result, are stated at fair value.

  As of September 30, 1997 marketable securities consist of the following:

                                                                                       GROSS           GROSS
                                                AMORTIZED           AGGREGATE        UNREALIZED     UNREALIZED
           SECURITY CATEGORY                    COST BASIS         FAIR VALUE          GAINS         (LOSSES)
           -----------------                    ----------         ----------          -----        ---------
          Corporate debt securities.....        $  597,178          $  568,000             -          $(29,178)
          Debt securities issued by
           U.S. Government and its
           agencies.....................         1,301,396           1,296,063                          (5,333)

          Mortgage-backed securities....           111,518             112,337           819
                                                ----------          ----------          ----          --------
                                                $2,010,092          $1,976,400          $819          $(34,511)
                                                ==========          ==========          ====          ========


The contractual maturities of debt securities available for sale at September 30, 1997 are as follows:

                                                              AMORTIZED                 AGGREGATE
                                                             COST BASIS                FAIR VALUE
                                                           -------------             -------------
 Due within one year.................................        $1,301,397                $1,296,063
 Due after one year through five years...............                 -                         -
 Due after five years through 10 years...............           250,352                   242,500
 Due after 10 years..................................           458,343                   437,837
                                                           ------------              ------------
                                                             $2,010,092                $1,976,400
                                                           ============              ============

  The changes in net unrealized holding losses at September 30, 1997 and 1996 were $33,692 and $66,558, respectively, and are included in the balance sheet as a separate component of stockholders' equity net of tax effect.

  Proceeds from sales and maturities of marketable securities during fiscal year 1997 and 1996 were $2,079,065 and $8,407,185, respectively.

  Gross realized losses from the sale of securities classified as available for sale during fiscal year 1997, 1996 and 1995 were $0, $1,461, and $58,360, respectively. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

  C.  UNBILLED CONTRACT COSTS

  Unbilled contract costs include retention arising from contractual provisions of $273,814 and $111,745 at September 30, 1997 and 1996, respectively. It is anticipated that substantially all of these unbilled retention amounts will be collected during the fiscal year ending September 30, 1998.
  D. INVENTORY

  Inventory consists of the following:


                                            SEPTEMBER 30,
                                         ------------------
                                           1997      1996
                                          ------    ------
          Raw material................  $  651,460     -
          Work-in-process.............     637,657
          Finished goods..............     288,366
                                        ----------  -------
                                        $1,577,483     -
                                        ==========  =======

                         SATCON TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

E.    PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                    SEPTEMBER 30,
                                ----------------------
                                   1997        1996
                                ----------  ----------
Machinery and equipment.......  $3,251,193  $3,118,538
Sales and demonstration units.   2,115,921   1,885,274
Furniture and fixtures........     261,478     219,204
Computer software.............     529,788     385,987
Leasehold improvements........     496,977     315,327
                                ----------  ----------
                                 6,655,357   5,924,330
Less accumulated depreciation
 and amortization.............   1,871,002   1,576,546
                                ----------  ----------
                                $4,784,355  $4,347,784
                                ==========  ==========

  Depreciation expense for the fiscal years ended September 30, 1997, 1996, and 1995 was $836,924, $817,539, and $343,775, respectively.

  For fiscal year ended September 30, 1997, $29,650 of the $3,251,193 machinery and equipment related to a capital lease for equipment. There was no equipment under capital leases for fiscal year 1996. The associated accumulated depreciation is $13,837 and $0 for fiscal years ended September 30, 1997 and 1996, respectively.

  During 1997, the Company determined that certain of its machinery and equipment totaling $2,593,558 was impaired based on change in the needs of its customers and as a result such assets were written off.

  F.  NOTES PAYABLE

  In January 1995 the Company established a $3,000,000 line of credit with Citizen's Bank replacing the existing $1,500,000 line established on December 8, 1993. The bank line of credit expired January 31, 1997. No funds were advanced under the line of credit. The Company intends to seek a replacement line of credit from its new primary bank during fiscal year 1998.

  G.  COMMITMENTS AND CONTINGENCIES

  Operating Leases

  The Company occupies 45,820 square feet of office and laboratory space at 161 First Street, Cambridge, Massachusetts under a primary lease expiring on October 31, 1998. The monthly payment is $42,002 plus its pro rata share of operating expenses and real estate taxes. An additional 8,343 square feet of office and laboratory space is occupied at 6245 East Broadway Boulevard, Suite 350, Tucson, Arizona under a primary lease expiring on March 31, 2001. The monthly payment is $10,430 including its pro rata share of operating expenses. The Company also occupies approximately 14,757 square feet of manufacturing space at 530 Turnpike Street, North Andover, Massachusetts under a primary lease expiring on July 31, 2002. The monthly payment is $8,458 plus its pro rata share of operating expenses and real estate taxes.

  In the fourth quarter of fiscal 1997, the Company decided to consolidate its operating facility in Tucson, AZ back to Cambridge, MA. As a result the Company has accrued $498,000 primarily related to the buyout of the facility lease.

                         SATCON TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

G.    COMMITMENTS AND CONTINGENCIES - (CONTINUED)

  Future minimum annual rentals under all lease agreements at September 30, 1997 are as follows:

               FISCAL YEAR
               -----------
               1998..........................................         $1,456,170
               1999..........................................          1,463,424
               2000..........................................          1,470,116
               2001..........................................          1,404,142
               2002..........................................          1,281,424
                                                                      ----------
                                                                      $7,075,276
                                                                      ==========

      Total rental expense including operating expenses and real estate taxes for operating leases amounted to $1,245,238, $1,000,802, and $725,750 for the years ended September 30, 1997, 1996 and 1995, respectively.

  Capital Leases

  As of September 30, 1997, the future minimum annual lease payments due under capital leases, net of $361 imputed interest, amounted to $6,737.

  H.  EMPLOYEE BENEFIT PLAN

  The Company offers a 401(k) Employee Benefit Plan (the "401(k) Plan"). Under the 401(k) Plan, any employee who has completed one year of service and has attained the age of 21 years is eligible to participate. Under the terms of the 401(k) Plan, an employee may defer up to 15% of his or her compensation through contributions to the 401(k) Plan. The Company made a matching contribution to the 401(k) plan in the amount of $133,018 during fiscal year 1997 and $128,458 during fiscal year 1996.

I.    INCOME TAXES

  The provision for income taxes consists of the following:

                                                   YEARS ENDED SEPTEMBER 30,
                                          ----------------------------------------
                                              1997          1996         1995
                                             ------        ------       ------
     Current Payable:
     Federal........................                -   $     9,775    $   4,000
     State..........................
                                          -----------   -----------    ---------
                                                    -         9,775        4,000
     Deferred tax
      expenses/(benefit):
     Federal........................      $ 1,823,584   $ 1,544,844    $(603,233)
     State..........................          680,530       (37,769)    (207,464)
     Change in valuation allowance..       (2,504,114)   (1,661,329)
                                          -----------   -----------    ---------
                                                    -      (154,254)    (810,697)
                                          ===========   ===========    =========
                                                    -   $  (144,479)   $(806,697)
                                          ===========   ===========    =========

                         SATCON TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  I.  INCOME TAXES - (CONTINUED)

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 1997 the components of the net deferred tax assets (liabilities) are as follows:

                                               1997          1996
                                              ------        ------
          Accrual to cash adjustment....    (1,175,626)  $(2,351,252)
          Federal Net Operating Loss....     3,176,307     3,180,017
          State Net Operating Loss, net
           of federal benefit...........       533,120       539,304
          Unrealized losses on
           marketable securities........        13,568        26,632
          Credits.......................       183,728       268,143
          Depreciation..................       407,537      (203,168)
          Purchase accounting...........      (564,762)
          Other.........................       363,334       201,653
          Valuation Allowance...........    (2,937,206)   (1,661,329)
                                            ----------    ----------
          Net Deferred Income Taxes.....             -             -
                                            ----------    ----------

  An increase in net deferred tax liabilities and a decrease in the valuation allowance in the amount of $1,225,723 each has been made to account for the acquisition of Film Microelectronics, Inc. during fiscal year ended September 30, 1997.

  The provision for income taxes differs from the Federal statutory rate due to the following:

                                        YEARS ENDED SEPTEMBER 30,
                                        -------------------------
                                          1997    1996    1995
                                         ------  ------  ------
            Tax at statutory rate.......  (34.0)% (34.0)% (34.0)%
            State taxes - net of
             federal benefit............   (7.3)   (0.8)   (6.8)
             Other......................     .6     2.1      .8
            Change in valuation
             allowance..................   40.7    27.9
                                          ------  -----   -----
            Effective tax rate..........      - %  (4.8)% (40.0)%
                                          ======  ======  =====

  At September 30, 1997 the Company had Net Operating Loss Carryforwards of $9,342,000 and $8,503,000 for federal and state income tax purposes, respectively, of which $1,038,475 relates to deductions attributable to the exercise of non-qualified stock options and employees early disposition of stock acquired through incentive stock options. The federal net operating losses expire beginning September 30, 2008 through 2012. The state net operating losses expire beginning September 30, 1998 through 2002. The use of these losses may be limited due to ownership change limitations under Section 382 of the Internal Revenue Code of 1986.

  Research and experimental credit carryforward at September 30, 1997 was $222,000 for federal income tax purposes which begin to expire September 30, 2003 through 2012.

  J.  STOCK OPTIONS

  Under the Company's 1986 Stock Option Plan, both qualified and nonqualified stock options may be granted to certain officers and key employees. Options under the 1986 Plan become exercisable as vested over four years, and expire December 31, 1996. At September 30, 1997 and 1996, all of the 553,196 stock options available for grant under the Company's 1986 Stock Option Plan have been granted.

  In June 1992, the Company adopted its 1992 Stock Option Plan which provides for the grant to employees, officers, directors and consultants of qualified and nonqualified stock options to purchase up to 450,000 shares of the Company's common stock. At September 30, 1997 and 1996, 449,199 and 440,866, respectively, of the 450,000 stock options available for grant under the Company's 1992 Stock Option Plan have been granted.

                         SATCON TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  J.  STOCK OPTIONS -  (CONTINUED)

  In February 1994, the Company adopted its 1994 Stock Option Plan which was subsequently adopted by the Company's stockholders in June 1994. The Plan provides for the grant to employees, officers, directors, and consultants of qualified and nonqualified stock options to purchase up to 300,000 shares of the Company's common stock. At September 30, 1997 and 1996, 293,033 and 277,092, respectively, of the 300,000 stock options available for grant under the Company's 1994 Stock Option Plan have been granted.

  During fiscal year 1996, the Company adopted its 1996 Stock Option Plan which provides for the grant to employees, officers, directors, and consultants of qualified and non qualified stock options to purchase up to 300,000 shares of the Company's common stock. At September 30, 1997 and 1996, 113,000 and "zero," respectively, of the 300,000 stock options available for grant under the Company's 1996 Stock Option Plan have been granted.

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

  The Plans contain antidilutive provisions authorizing appropriate adjustments in certain circumstances. Shares of common stock subject to options which expire without being exercised or which are canceled as a result of the cessation of employment are available for further grants.

  A summary of the status of the Company's stock option plans as of September 30, 1997, 1996, and 1995, and changes during the years ending of those dates is presented below.

                         SATCON TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

J. STOCK OPTIONS - (CONTINUED)

                                        1997                       1996                         1995
                            -------------------------  ----------------------------  -----------------------
                              NUMBER OF      AVERAGE     NUMBER OF      AVERAGE       NUMBER OF     AVERAGE
                                SHARES        PRICE        SHARES        PRICE          SHARES       PRICE
                              ---------      -------     ---------      -------       ---------     -------
Outstanding at beginning
 of year...................      713,392     $ 7.08        904,503      $ 5.91          901,844      $ 4.53
Granted....................      144,000       8.97         20,000        7.00          156,200       10.43
Exercised..................     (144,466)      2.25       (185,773)        .91         (152,875)       2.38
Canceled...................      (12,499)     10.71        (25,338)      10.39             (666)      10.50
                               ---------                 ---------                     --------
Outstanding at end of
  year.....................      700,427     $ 8.44        713,392      $ 7.08          904,503      $ 5.91
                               =========                 =========                     ========
Options exercisable at
 year-end..................      503,660     $ 8.14        579,776      $ 6.49          679,225      $ 4.55

      The following table summarizes information about stock options outstanding as of September 30, 1997.

                                           OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                              ----------------------------------------------------     ------------------------------------
                                  NUMBER      WEIGHTED                                          NUMBER
         RANGE OF              OUTSTANDING     AVERAGE             WEIGHTED AVERAGE          EXERCISABLE   WEIGHTED AVERAGE
      EXERCISE PRICES          AT 9/30/97    REMAINING LIFE         EXERCISE PRICE            AT 9/30/97    EXERCISE PRICE
-------------------------     ------------   --------------        ----------------          -----------   ----------------
       $5.00 - $7.00                258,694        5.5                   $ 5.73                  250,028             $ 5.69
      $8.75 - $10.50                350,068        8.1                     9.45                  171,968               9.68
      $11.00 - $13.38                91,665        7.2                    12.25                   81,664              12.39
-------------------------     ------------   --------------        ----------------          -----------   ----------------
      $5.00 - $13.38                700,427        7.0                   $ 8.44                  503,660             $ 8.14
                            ===============                                              ===============

  An additional 194,768 and 329,269 shares were available for future grants at September 30, 1997 and 1996, respectively. All outstanding options vest at various rates over periods up to four years and expire at various dates from December 31, 1996 to August 3, 2007.

  In addition to options granted pursuant to the Plans, the Company in March 1992 issued non-qualified options to purchase up to 33,500 shares of common stock to certain of its professional advisors. These options are exercisable at a price of $5.25 per share and expire in March 1997. At September 30, 1997, all 33,500 options have been exercised.

  In connection with its initial public offering in November 1992, the Company also issued to the underwriter warrants to purchase up to (i) 150,000 shares of common stock at an exercise price of $8.25 per share and (ii) 150,000 shares of common stock at an exercise price of $11.55 per share. At
  September 30, 1997, 1,066 of these warrants have been exercised. In November 1997 such warrants were exercised for a total of $1,237,458. The remainder of the options expired on November 11, 1997.

                         SATCON TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  J.  STOCK OPTIONS -  (CONTINUED)

  On May 28, 1997, SatCon Technology Corporation entered into a Securities Purchase Agreement (the "Agreement"), dated as of May 28, 1997, by and among the Company, Beacon Power Corporation, a new wholly-owned subsidiary of the Company ("Beacon"), and Duquesne Enterprises ("Duquesne"). Pursuant to the terms of the Agreement, Duquesne purchased from the Company and the Company issued, sold and delivered to Duquesne 798,138 shares (the "Shares") of the Company's Common Stock and received warrants (the "Beacon Warrant") to purchase 500,000 shares of Beacon's Common Stock, $.01 par value per share ("Beacon's Common Stock"), at a purchase price of $6.00 per share. The
  Beacon warrant expires on the earlier of May 28, 1999 and 30 days prior to the filing of a registration statement with respect to Beacon's Common Stock. The aggregate consideration received by the Company was $5,000,000. In exchange for certain intangible assets and a capital contribution equal to its proceeds from Duquesne, the Company received all of the capital stock of Beacon, consisting of 3,000,000 shares of Beacons' Common Stock and 1,000,000 shares of Beacon's preferred stock, par value $.01 per share ("Beacon's Preferred Stock"). Duquesne also entered into agreements pursuant to which it will act as exclusive distributor of Beacon's products, subject to certain exceptions, in seven Mid-Atlantic States and the District of Columbia. Duquesne is also entitled to purchase sufficient securities in future Beacon equity financings to increase its ownership in Beacon to 20% of the voting securities of Beacon (assuming the Beacon Warrant is exercised). The foregoing purchase right expires (i) upon the expiration of the Beacon Warrant if the Beacon Warrant is not exercised in full; or (ii) if the Beacon Warrant is exercised in full, upon the closing of an initial public offering of Beacon's Common Stock.

  During a recapitilization of Beacon Power Corporation on December 24, 1997, the Company has converted a significant portion of its ownership of Beacon Power Corporation to preferred stock. The Company now holds less than 20% of the common stock of Beacon. The Company's investment in Beacon will be accounted for going forward on a cost basis.

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123 is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 for year ended September 30, 1997 and has applied APB Opinion 25 and related interpretations in accounting for its plans. There were no compensation costs recognized in fiscal year ended September 30, 1997 and 1996.

  Had compensation cost for the Company's stock-based compensation plans been determined based on fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for fiscal years ended September 30, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                                   SEPTEMBER 30, 1997                 SEPTEMBER 30, 1996
                              ---------------------------      ---------------------------------
                                            EARNINGS PER                        EARNINGS PER
                              NET INCOME      SHARE             NET INCOME          SHARE
                             ------------  --------------      -------------   -----------------
      As reported             $(6,143,242)   $       (.77)      $(2,864,836)    $        (.39)
      Pro forma               $(6,215,049)   $       (.78)      $(2,883,079)    $        (.40)


  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to fiscal year 1996 and additional awards in future years are anticipated.

  The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 7.0 years, expected volatility of 57.9%, no dividends, and risk-free interest rate of 6.125% for September 30, 1997. The weighted average price of the fair value of options granted for years ended September 30, 1997 and 1996 are $5.80 and $4.53, respectively.

                         SATCON TECHNOLOGY CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  J.  STOCK OPTIONS -  (CONTINUED)

  Cash provided by financing activities as of September 30, 1997, was $5,192,122. The cash provided relates primarily to the proceeds from the Securities Purchase Agreement, dated May 28, 1997, by and among the Company, Beacon Power Corporation, and Duquesne Enterprises. The aggregate consideration received by the Company was $4,817,232 net of financing fees.

  K.  PREFERRED STOCK

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

  L.  RECENT PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per share." The statement is effective for financial statements issued for periods ending after December 15, 1997 and revises the traditional computation presentation and disclosure requirements for earnings per share. Adoption of this statement will not have a material impact on the Company's reported earnings per share.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." The statement is effective for fiscal years beginning after December 15, 1997 and requires that an enterprise disclose, by major components and as a single total, the change in its net assets during the period from "non-owner" sources.

  Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information." The statement is effective for periods beginning after December 15, 1997 and establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products and services, geographic areas and major customers.

  Adoption of SFAS No. 130 and No. 131 will not have a material impact to the Company's consolidated financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures.

                         SATCON TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  M.  SIGNIFICANT CUSTOMERS

  Significant customers, defined as those customers whose gross sales account for 10% or more of total gross sales in a Fiscal year, were as follows:

                                                           YEARS ENDED SEPTEMBER 30,
                                                    ------------------------------------------
                                                       1997             1996           1995
                                                    ------------   ------------   ------------
          U.S. Government:
               N.A.S.A.....................              2.9%         18.2%           13.3%
               U.S. Department of Defense..             44.6          33.6             7.0
                                                    ------------   ------------   ------------
                                                        47.5%         51.8%           20.3%
                                                    ------------   ------------   ------------
          Commercial:
               Automotice..................              9.7%         38.2%           72.9%
               Avonics.....................             20.8%
                                                    ------------   ------------   ------------
                                                        30.5%         38.2%           72.9%
          Other:                                        22.0          10.0             6.8
                                                    ------------   ------------   ------------
                                                      100.0%         100.0%          100.0%
                                                    ============   ============   ============


  N.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest and Income Taxes Paid

  Cash paid for interest and income taxes were as follows:

                                                           YEARS ENDED SEPTEMBER 30,
                                                    ------------------------------------------
                                                       1997             1996           1995
                                                    ------------   ------------   ------------


          Interest......................             $    13,933    $   330          $1,277
                                                    ============    ========        =======
          Income taxes..................             $     5,800    $36,900          $8,620
                                                    ============    ========        =======

  Acquisition of subsidiaries Cash paid for the acquisition of Film Microelectronics, Inc. is as follows:

                                                           YEARS ENDED SEPTEMBER 30,
                                                    ------------------------------------------
                                                       1997             1996           1995
                                                    ------------   ------------   ------------

          Fair value of assets.............         $ 4,723,408          -              -
          Cost in excess of net assets
            of companies acquired, net.....             987,678

          Liabilities assumed..............          (2,624,836)
          Stock issued.....................          (2,876,250)

          Cash paid........................         $   210,000          -              -
          Less: Cash acquired..............             (97,014)
          Net cash paid for acquisitions...         $   112,986          -              -

  Non-Cash Transaction

  During fiscal year 1996, plant equipment with the fair market value of $100,000 was received in exchange for the relief of $100,000 of accounts receivable.

                         SATCON TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  O.  ACQUISITIONS

  K&D MagMotor

  On January 23, 1997, the Company acquired substantially all of the assets and assumed certain of the liabilities of K&D MagMotor Corporation ("K&D") pursuant to the terms of an Asset Purchase Agreement, dated as of January 2, 1997, by and among the Company, K&D and K&D's principal stockholder (the "Stockholder") (the "Asset Purchase Agreement"). The aggregate consideration paid by the Company for the acquired assets of K&D was approximately $210,000 in cash and 30,000 shares of the Company's common stock, par value $.01 per share valued at $6.625 per share or $198,750. K&D assets, machinery and equipment and inventory, were recorded at their estimated market value of $250,000 and $160,000, respectively.

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

  The Company has included in its consolidated results of operations the acquisition of K&D under the purchase method of accounting.

  Film Microelectronics, Inc.

  On April 16, 1997, the Company completed the acquisition of Film Microelectronics, Inc. ("FMI"). FMI, a privately held company, is a manufacturer of production and custom integrated circuits for the communications, industrial, military and aerospace markets. Pursuant to the Asset Purchase Agreement, dated as of April 3, 1997, by and among the Company, FMI and FMI's principal stockholder, the Company acquired substantially all of the assets of FMI, which became a wholly-owned subsidiary of SatCon. The aggregate consideration paid by the Company for the acquired assets of FMI was 420,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"). The 420,000 shares of Common Stock were valued at approximately $2,677,500 based on a closing price of $6.375 per share on April 16, 1997. In addition, the Company assumed trade payables aggregating approximately $900,000 and the assumption of indebtedness of approximately $1 million. FMI's assets have been recorded at their estimated market values with the excess purchase price assigned to goodwill which will be amortized over 15 years.

  The Company has included in its consolidated results of operations the acquisition of FMI under the purchase method of accounting. The following unaudited pro forma financial information combines SatCon and FMI's results of operations as if the acquisition had taken place on October 1, 1996 and 1995. The pro forma results are not necessarily indicative of what the results of operations actually would have been if the transaction had occurred on the applicable dates indicated and are not intended to be indicative of future results of operations.

                        YEARS ENDED SEPTEMBER 30,
                       ---------------------------
                          1997           1996
                         ------         ------
Net Sales...........   $14,974,765    $13,794,481
Net Income..........   $(6,517,857)   $(3,522,463)
Earnings per share..   $     (.82)    $     (.45)

                         SATCON TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
P. LONG TERM DEBT

                                         YEARS ENDED SEPTEMBER 30,
                                        ---------------------------
                                             1997        1996
                                            ------      ------
Note payable due in 52 weekly payments..
 The total note of $443,804 commenced
 on April 16, 1997 at an interest rate
 of 6.5%................................    $401,944   $   -

Less: Current Portion...................      85,784
                                           ---------   ---------
                                            $316,160   $   -
                                           =========   =========

Long-term debt maturities payable for the five years and thereafter subsequent to September 30, 1997 are as follows:

1998....................................          $ 85,784
1999....................................            91,534
2000....................................           224,626
2001....................................
2002....................................
                                                  --------
                                                  $401,944
                                                  ========

                         SATCON TECHNOLOGY CORPORATION
                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT                                         BALANCE
                                           BEGINNING   ADDITIONS CHARGED TO                  AT END
                                           OF PERIOD    COSTS AND EXPENSES    DEDUCTIONS    OF PERIOD
                                         -----------  ---------------------   ----------    ---------
Year Ended September 30, 1995:
  Allowance for Doubtful Accounts.......   $  130,900              -                   -    $  130,900
  Reserve for Unbilled Contract Costs...   $   66,500                                       $   66,500
Year Ended September 30, 1996:
  Allowance for Doubtful Accounts.......   $  130,900                                       $  130,900
  Reserve for Unbilled Contract Costs...   $   66,500     $  390,500          $  (24,500)   $  432,500
      Deferred tax valuation allowance..                  $1,661,329                        $1,661,329
Year Ended September 30, 1997:
      Allowance for Doubtful Accounts...   $  130,900     $   30,750          $   (2,407)   $  159,243
      Reserve for Unbilled Contract
       Costs............................   $  432,500     $  909,100          $( 211,132)   $1,130,468
      Deferred tax valuation allowance..   $1,661,329     $1,275,877                        $2,937,206
      Reserve for obsolete inventory....                  $  758,541                        $  758,541
      Reserve for product warranty
       expense..........................                  $   16,511                        $   16,511
      Reserve for consolidation of
       business.........................                  $  498,000                        $  498,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

  The information with respect to directors required under this item is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held February 25, 1998, (the "1998 Proxy Statement"). Information relating to certain filings of Forms 3, 4, and 5 of the Company is contained in the 1998 Proxy Statement under the caption "Compliance with Section 16 Reporting Requirements."

ITEM 11.  EXECUTIVE COMPENSATION

  The information required under this item is incorporated by reference to the section entitled "Compensation of Executive Officers" in the 1998 Proxy Statement.

  The sections entitled "Compensation Committee Report on Executive Compensation" and "Comparative Stock Performance Graph" in the 1998 Proxy Statement are not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required under this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required under this item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the 1998 Proxy Statement.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) The following documents are filed as part of this Report:

  1. Financial Statements:

   Balance Sheets as of September 30, 1997 and 1996

   Statements of Operations for the Years Ended September 30, 1997, 1996, and
   1995

   Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1997, 1996, and 1995

   Statements of Cash Flows for the Years Ended September 30, 1997, 1996, and
   1995

   Notes to the Financial Statements

  2. Financial Statement Schedule:

   Schedule II; Valuation and Qualifying Accounts

   All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the financial statements or notes thereto.

  3. Exhibits:

  The Exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K.

 (b) Reports on Form 8-K

  1. The Company filed a current report on Form 8-K, dated January 23, 1997, in connection with the acquisition of K&D MagMotor Corporation.

  2. The Company filed a current report on Form 8-K and 8-K/A, dated April 16, 1997, in connection with the acquisition of Film Microelectronics, Incorporated.

  3. The Company filed a current report on Form 8-K, dated May 28, 1997, in connection with the Securities Purchase Agreement, dated as of May 28, 1997, by and among the Company, Beacon Power Corporation, a wholly owned subsidiary of the Company, and Duquesne Enterprises.

  4. No reports on Form 8-k were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF
  CAMBRIDGE, COMMONWEALTH OF MASSACHUSETTS ON DECEMBER   , 1997.
                                                       --

                               SatCon Technology Corporation

                        By:      /s/   DAVID B. EISENHAURE
                             --------------------------------
                               DAVID B. EISENHAURE, PRESIDENT

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

           NAME                          CAPACITY                    DATE
           ----                          --------                    ----

                               President, Chief Executive
  /s/ DAVID B. EISENHAURE      Officer, and Chairman of the    December 29, 1997
---------------------------    Board of Directors
    DAVID B. EISENHAURE


                             Vice President, Chief Operation   December 29, 1997
/s/ WILLIAM E. STANTON       Officer and Director
---------------------------
WILLIAM E. STANTON


/s/ MICHAEL C.  TURMELLE     Vice President, Chief Financial   December 29, 1997
---------------------------  Officer, Treasurer and Director
MICHAEL C. TURMELLE


/s/ JAMES L. KIRTLEY,  JR.   Director                          December 29, 1997
---------------------------
JAMES L. KIRTLEY,  JR.


/s/ JOHN P. O'SULLIVAN       Director                          December 29, 1997
---------------------------
JOHN P. O'SULLIVAN


/s/ MARSHALL J. ARMSTRONG   Director                           December 29, 1997
---------------------------
MARSHALL J. ARMSTRONG


/s/ ANTHONY J. VILLIOTTI   Director                            December 29, 1997
---------------------------
ANTHONY J. VILLIOTTI

                               INDEX TO EXHIBITS

 EXHIBIT NO.               DESCRIPTION OF EXHIBIT
-------------     --------------------------------------
      2.1 (1)  -    Asset Purchase Agreement by and among SatCon Technology
                    Corporation, K&D MagMotor Corporation, and Herbert S.
                    Peterson dated as of January 2, 1997.
      2.2 (2)  -    Amended and Restated Asset Purchase Agreement among SatCon
                    Film Microelectronics, Inc., Film Microelectronics Inc., and
                    Albert R. Snider, dated as of April 3, 1997.
      3.1 (3)  -    Certificate of Incorporation
      3.2 (3)  -    Bylaws
      3.3 (4)  -    Certificate of Amendment of Certificate of Incorporation of
                    SatCon Technology Corporation filed on May 12, 1997
      3.4 (4)  -    Amendment of Bylaws of SatCon Technology Corporation,
                    approved on January 2, 1997
      4.1 (3)  -    Specimen certificate for Common Stock $.01 par value
      4.2 (3)  -    Warrant Agreement between the Company and Continental Stock
                    Transfer and Trust Company (including specimen warrant
                    certificate)
     10.1 (3)  -    Employment Agreement dated July 1, 1992 between the Company and Mr. Eisenhaure
     10.2 (3)  -    Employment Agreement dated July 1, 1992 between the Company and Mr. Turmelle
     10.3 (3)  -    Employment Agreement dated July 1, 1992 between the Company and Mr. Stanton
 10.4 (3) (*)  -    1986 Stock Option Plan
 10.5 (3) (*)  -    1992 Stock Option Plan
 10.6 (5) (*)  -    1994 Stock Option Plan
     10.7 (3)  -    Lease dated October 1993 between the Company and
                    Gunwyn/First Street Limited Partnership
     10.8 (6)  -    Line of Credit Agreement dated January 13, 1995 between the
                    Company and First NH Bank
     10.9 (3)  -    Subcontract No. 9770-A-0012 dated October 5, 1992 between
                    the Company and Itek Optical Systems, as amended
10.10 (7) (*)  -    1996 Stock Option Plan
    10.11 (7)  -    Amendment to Credit Agreement between the Company and First
                    NH Bank, dated March 13, 1996
    10.12 (4)  -    Manufacturing Agreement between Applied Materials, Inc. and its wholly owned subsidiaries and SatCon Technology
                    Corporation and its wholly owned subsidiaries, dated as of
                    February 20, 1997
    10.13 (8)  -    Securities Purchase Agreement, dated as of May 28, 1997, by and among SatCon Technology Corporation, Beacon Power
                    Corporation, and Dusquene Enterprises.
           11  -    Statement re Computation of Earnings Per Share
           21  -    Subsidiaries of the Registrant
           23  -    Consent of Coopers & Lybrand L.L.P.
           27  -    Financial Data Schedule

  (*) Management contract or compensatory plan or compensatory plan or arrangement filed in response to Items 14 (a) and 14 (c) of the instructions to Form 10-K.
  (1) Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 23, 1997.
  (2) Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 16, 1997.
  (3) Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 33-49286.
  (4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
  (5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ended September 30, 1994.
  (6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ended September 30, 1995.
  (7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ended September 30, 1996.
  (8) Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 28, 1997.