Form 10-K/A
period 1997-09-30
SATCON TECHNOLOGY CORP
filed 1998-01-26
CIK 889423

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                        COMMISSION FILE NUMBER 1-11512

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

                            ----------------------
                                (617) 661-0540
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE.
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

                                TITLE OF CLASS
                                --------------
                         COMMON STOCK, $.01 PAR VALUE

                            ----------------------


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

  As of December 5, 1997, 8,918,844 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of December 5, 1997, based upon the closing price of such stock on the Nasdaq Stock Market on that date ($9,500) was $50,054,379.

     Part III of the Annual Report on Form 10-K of SatCon Technology Corporation (the "Company") for the fiscal year ended September 30, 1997, as filed with the Securities and Exchange Commission (the "SEC") on December 29, 1997, is hereby amended and restated in its entirety as follows:

                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors of the Company

     Set forth below is certain information regarding all of the persons currently serving as members of the Board of Directors of the Company, including his principal occupation and business experience for the past five years, the name of other publicly held companies of which he serves as a director and his age and length of service as a director of the Company.

     With the exception of Mr. Eisenhaure, who is married to Mr. O'Sullivan's first cousin, no director or executive officer is related by blood, marriage or adoption to any other director or executive officer.

     Pursuant to the Securities Purchase Agreement (the "Securities Purchase Agreement"), dated as of May 28, 1997, by and among the Company, Beacon Power Corporation ("Beacon"), a 99.9% owned subsidiary of the Company, and Duquesne Enterprises ("Duquesne"), Mr. Villiotti was elected to the Company's Board of Directors on June 30, 1997. Pursuant to the terms of the Securities Purchase Agreement, as long as Duquesne owns five percent (5%) of the Company's Common Stock, the Company must recommend that the Company's stockholders vote for Duquesne's representative and cause to be voted for such representative the shares of Common Stock for which the Company's management or Board of Directors holds proxies or are otherwise entitled to vote.

Current Directors -- Terms Expiring in 1998 (Class I Directors)

David B. Eisenhaure, age 52, became a Director in 1985.

     Mr. Eisenhaure has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since 1985. Prior to founding the Company, Mr. Eisenhaure was associated with the Charles Stark Draper Laboratory, Incorporated ("Draper") from 1974 to 1985, and with its predecessor, the Massachusetts Institute of Technology's Instrumentation Laboratory, from 1967 to 1974. Mr. Eisenhaure holds S.B. and S.M. degrees in Mechanical Engineering, as well as a Mechanical Engineering Degree, from the Massachusetts Institute of Technology ("M.I.T."). In addition to his duties at the Company, Mr. Eisenhaure holds an academic position at M.I.T., serving as a Lecturer in the Department of Mechanical Engineering.

James L. Kirtley, Jr., Ph.D., age 52, became a Director in 1992.

     Dr. Kirtley has been a consultant to the Company since 1985. Dr. Kirtley, currently a Professor of Electrical Engineering at M.I.T., became a member of the M.I.T. faculty in 1971. Dr. Kirtley received his S.B., S.M., E.E. and Ph.D. degrees in Electrical Engineering from M.I.T.

Current Directors -- Terms Expiring in 1999 (Class II Directors)

John P. O'Sullivan, age 55, became a Director in 1985.

     From October 1994 through December 23, 1997, Mr. O'Sullivan served as Chief Financial Officer of Brunswick Technologies, Inc. ("Brunswick"), a manufacturer of fiberglass reinforcements. On December 23, 1997, Mr. O'Sullivan resigned from his position with Brunswick. From 1979 through April 1994, Mr. O'Sullivan was employed by Bangor Hydro-Electric Company, an energy provider, of which he was also a Director and Vice President of Finance and Administration. Mr. O'Sullivan was Commissioner of Finance and Administration for the State of Maine from 1975 through 1979. He received a B.A. degree in Economics from the College of the Holy Cross and an M.B.A. degree from the Amos Tuck School of Business Administration at Dartmouth College.

Michael C. Turmelle, age 38, became a Director in 1993.

     Mr. Turmelle has served as the Company's Secretary since June 1993, and as a Vice President, Chief Financial Officer and Treasurer, since 1991. Mr. Turmelle joined the Company in 1987 as Controller. From 1982 to 1984 he was employed by the aerospace division of General Electric Corporation, and held several positions, including internal auditor. Mr. Turmelle holds a B.A. degree in Economics from Amherst College.

Current Directors -- Terms Expiring in 2000 (Class III Directors)

Marshall J. Armstrong, age 62, became a Director in 1994.

     From 1992 through 1997, Mr. Armstrong served as Chief Executive Officer and Chairman of the Board of Thermo Power Corporation ("TPC"). TPC provides research and development relating to engines, cogeneration and refrigeration equipment to the marine, food processing, transportation, power generating, petrochemical and pharmaceutical industries. Mr. Armstrong is a Senior Vice President of Thermo Electron Corporation ("Thermo") where he has been employed since 1968 in various capacities and presently manages Thermo's government affairs. Mr. Armstrong also serves as a Director of Thermo Sentron, Inc. Mr. Armstrong holds an M.S. degree from George Washington University and a B.S. degree in Mechanical Engineering from the University of Vermont.

Anthony J. Villiotti, age 51, became a Director in 1997.

     Since October 1993, Mr. Villiotti has served as Vice President, Treasurer and Controller of Duquesne, where he is responsible for identifying and implementing investment opportunities and for all financial and administrative activities. From June 1990 through October 1993, Mr. Villiotti served as Treasurer and Controller of Duquesne. Mr. Villiotti holds a B.S. degree in accounting from Pennsylvania State University.

Executive Officers of the Company

William E. Stanton, age 54.

     Mr. Stanton served as a Vice President, Chief Operating Officer and Director of the Company from May 1993 through December 23, 1997. On December 23, 1997, Mr. Stanton resigned from all of these positions with the Company. In July 1997, Mr. Stanton was elected to the offices of President and Chief Executive Officer of Beacon and continues to oversee the operations of that subsidiary to date. Mr. Stanton previously served as Vice President, Applied Systems & Technologies Programs Operations of Draper. Mr. Stanton was employed by Draper from 1967 to 1993, where he was responsible for the development and program management of four major business areas: Aircraft and Communications Systems, Ocean Systems and Technology, Integrated Information Systems, and Scientific Instrumentation and Control Applications. Mr. Stanton holds an M.B.A. from Harvard Business School, an S.M. in Aeronautics from M.I.T., and a B.S.E.E. from the University of Maine.

     For information relating to other executive officers of the Company, see disclosure regarding Messrs. Eisenhaure and Turmelle set forth under the heading "Directors of the Company."

     For information relating to shares of Common Stock owned by each of the directors and executive officers of the Company, see "Security Ownership of Certain Beneficial Owners and Management."

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock to file with the SEC initial reports of ownership of the Company's Common Stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the Company's records and written representations by the persons required to file such reports, the filing requirements of Section 16(a) were satisfied with respect to the Company's most recent fiscal year other than the failure to file a Form 4 by Mr. Stanton with respect to the exercise of stock options and the subsequent sale of the shares of Common Stock issued upon such exercise (Mr. Stanton reported these transactions on a Form 5, which filing was not made on a timely basis). In addition, the following filings were not made on a timely basis: (i) a filing of a Form 5 by Mr. Eisenhaure with respect to a stock option grant; (ii) a filing of a Form 5 by Mr. Stanton with respect to a stock option grant; and (iii) a filing of a Form 5 by Mr. Turmelle with respect to a stock option grant.

ITEM 11:  EXECUTIVE COMPENSATION

Compensation of Executive Officers

     Summary Compensation Table. The following table sets forth information concerning the annual and long-term compensation for services rendered to the Company for the fiscal years ended September 30, 1997, 1996 and 1995, of those persons who were at September 30, 1997 (i) the chief executive officer of the Company and (ii) each other executive officer of the Company whose annual compensation exceeded $100,000.


                           SUMMARY COMPENSATION TABLE

                                                                              Long-Term
                                                Annual Compensation          Compensation
                                        ----------------------------------   ------------
                                                                                Awards
                                                                              -----------

                                                                              Securities
                                                              Other Annual    Underlying      All Other
           Name and             Fiscal                        Compensation      Options     Compensation
      Principal Position         Year   Salary($)  Bonus($)        ($)            (#)            ($)
      ------------------        ------  ---------  --------   ------------    ----------    ------------
David B. Eisenhaure............   1997  $205,000     ____       $ 5,200(1)      13,500       $ 9,787(2)
  President, Chief Executive      1996  $205,000     ____       $38,800(1)        --         $ 7,447(2)
  Officer and Chairman            1995  $193,756     ____       $19,304(1)      10,000       $ 7,447(2)
  of the Board

William E. Stanton.............   1997  $157,500     ____       $ 5,000(1)      13,500       $ 7,995(2)
  Vice President                  1996  $157,500     ____       $ 4,400(1)        --         $ 3,553(2)
  and Director                    1995  $153,125     ____       $16,178(1)      10,000       $ 3,553(2)

Michael C. Turmelle............   1997  $135,000     ____       $10,392(1)      13,500       $ 7,995(2)
  Vice President, Chief           1996  $135,000     ____       $14,784(1)        --         $ 3,553(2)
  Financial Officer,              1995  $131,250     ____       $14,495(1)      10,000       $ 3,553(2)
  Treasurer, Secretary and
  Director

---------------

(1) Amounts include (i) accrued vacation benefit payouts to the executive officer and (ii) Board of Director fees paid to the executive officer in his capacity as a Director of the Company.

(2) Amounts include the dollar value of term life insurance premiums paid by the Company on a $1,000,000 term life insurance policy of which members of the executive officers' families are the beneficiaries.

     Option Grants Table. The following table sets forth information concerning individual grants of options to purchase the Company's Common Stock made to the executive officers named in the Summary Compensation Table during Fiscal 1997.

                              OPTION GRANTS IN LAST FISCAL YEAR
                                                                           Potential Realizable Value at
                                                                           Assumed Annual Rates of Stock
                                                                               Price Appreciation For
                                       Individual Grants                           Option Term(3)
                       -------------------------------------------------   -----------------------------


                        Number of   % of Total
                       Securities    Options
                       Underlying   Granted to     Exercise
                        Options     Employees      or Base    Expiration
                        Granted     in Fiscal       Price     ----------
      NAME               (#)(1)      Year (2)     ($/Share)      Date       5%($)               10%($)
      ----               ------      --------     ---------      ----       -----               ------
David B. Eisenhaure...   13,500        9.38%        $9.00       07/10/07   $76,411             $193,640
William E. Stanton ...   13,500        9.38%        $9.00       07/10/07   $76,411             $193,640
Michael C. Turmelle...   13,500        9.38%        $9.00       07/10/07   $76,411             $193,640


-----------
(1) Each of these options was granted on July 10, 1997 and vests over a three-year period.

(2) In Fiscal 1997, options to purchase a total of 144,000 shares of Common Stock were granted to employees of the Company, including executive officers.

(3) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the Company's Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the SEC and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Company's Common Stock.

     Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth certain information regarding stock options exercised during Fiscal 1997 and held as of September 30, 1997 by the executive officers named in the Summary Compensation Table.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                       Number of        Value of Unexercised
                                                                      Unexercised           In-The-Money
                                                                       Options at              Options
                                                                      Year-End (#)        at Year-End($)(2)
                                                                     --------------     ---------------------
                                     Shares
                                   Acquired on   Value Realized        Exercisable/         Exercisable/
Name                                Exercise (#)    ($)(1)            Unexercisable        Unexercisable
----                               -----------   --------------      ----------------   --------------------
David B. Eisenhaure  .........               0         $      0       19,000 / 13,500     $ 35,000 / $50,625
William E. Stanton ...........          15,000         $111,875      113,778 / 13,500     $627,363 / $50,625
Michael C. Turmelle ..........               0         $      0       49,750 / 13,500     $258,706 / $50,625

---------------
(1) Represents the difference between the exercise price and the fair market value of the Common Stock on the date of exercise.

(2) Value is based on the closing sales price of the Company's Common Stock on September 30, 1997, the last trading day of Fiscal 1997 ($12.75), less the applicable option exercise price.

Compensation of Directors

     Since November 1992, each of the Company's directors has received a fee of $200 for each Board of Directors meeting attended, as well as a retainer of $300 per month.

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

     The Company has entered into Key Employee Agreements (the "Employee Agreements") with each of Messrs. Eisenhaure, Stanton and Turmelle, which expire on June 30, 1998. The Employee Agreements provide for automatic renewal for three-year periods unless written notice of non-renewal is given by either party not less than three months prior to the expiration date. On December, 23, 1997, Mr. Stanton's employment agreement terminated upon his resignation from all of his positions with the Company on that date. The Employee Agreements specify the annual salaries for Messrs. Eisenhaure and Turmelle.

     In addition, pursuant to the Employee Agreements, each of Messrs. Eisenhaure and Turmelle is entitled to receive benefits offered to the Company's employees generally as well as a severance payment equal to 100% of his annual salary, payable in twelve equal monthly installments if (i) the Company or a substantial portion of the Company is acquired without the approval of the Board of Directors of the Company; (ii) his employment is terminated without cause; or
(iii) without his consent, his salary is reduced, there is a substantial change in his position, there is a change in his principal place of employment from the greater Boston, Massachusetts area, or the Employee Agreement is not renewed following the expiration of its term. The Employee Agreements also contain provisions prohibiting Messrs. Eisenhaure and Turmelle from competing with the Company for a one-year period following termination of employment.

Compensation Committee Interlocks and Insider Participation

     During Fiscal 1997, Messrs. Armstrong, O'Sullivan and Villiotti and Dr. Kirtley served as members of the Compensation Committee. Dr. Kirtley resigned from the Compensation Committee on June 26, 1997. On September 12, 1997, Mr. Villiotti was unanimously elected by the Board of Directors to serve as a member of the Compensation Committee.

     For information regarding Mr. Villiotti's relationship with Duquesne Enterprises, see "Certain Transactions."

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of October 31, 1997, certain information concerning the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially five percent (5%) or more of the outstanding shares of the Company's Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group.

     The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire on or before December 30, 1997 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

                                               Number of         Percentage of
Name and Address                          Shares Beneficially     Outstanding
of Beneficial Owner                             Owned(2)          Common Stock
-------------------                             --------          ------------
Duquesne Enterprises ................                798,138               9.1%
  One Northshore Center
  Suite 100
  12 Federal Street
  Pittsburgh, PA  15212
David B. Eisenhaure(1) ..............              2,884,504              32.8%
James L. Kirtley, Jr.(1) ............                 18,700                 *
John P. O'Sullivan(1) ...............                 96,428               1.1%
William E. Stanton(1) ...............                113,778               1.3%
Michael C. Turmelle(1) ..............                130,178               1.5%
Marshall J. Armstrong(1) ............                 18,400                 *
Anthony J. Villiotti(3) .............                798,138               9.1%
  c/o Duquesne Enterprises
  One Northshore Center
  Suite 100
  12 Federal Street
  Pittsburgh, PA  15212

All Executive Officers and Directors
 as a Group (seven persons) .........              3,261,988              36.2%

----------------
*    Less than 1%

(1) The address for all executive officers and directors, other than Mr. Villiotti, is c/o SatCon Technology Corporation, 161 First Street, Cambridge, Massachusetts 02142.

(2) Includes the following shares of Common Stock issuable upon the exercise of outstanding stock options which may be exercised on or before December 30, 1997: Mr. Eisenhaure: 19,000; Dr. Kirtley: 18,400; Mr. O'Sullivan: 18,400;
     Mr. Stanton: 113,778; Mr. Turmelle: 49,750; Mr. Armstrong: 18,400; all Executive Officers and Directors as a Group: 237,728.

(3) Includes 798,138 shares of Common Stock held by Duquesne, of which Mr. Villiotti is the Vice President, Treasurer and Controller. Mr. Villiotti disclaims beneficial ownership of these shares. Duquesne holds a warrant (the "Warrant"), currently exercisable, to purchase 500,000 shares of common stock of Beacon. Mr. Villiotti disclaims beneficial ownership of the shares issuable upon exercise of the Warrant.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

     Pursuant to the terms of the Securities Purchase Agreement, Duquesne purchased from the Company 798,138 shares of the Company's Common Stock and received the Warrant to purchase 500,000 shares of Beacon's common stock at a purchase price of $6.00 per share. The Warrant expires on the earlier of May 28, 1999 and 30 days prior to the filing of a registration statement with respect to Beacon's common stock. The aggregate consideration received by the Company pursuant to this transaction with Duquesne was $5,000,000. Mr. Villiotti is the Vice President, Treasurer and Controller of Duquesne and is a member of the Board of Directors of the Company and Beacon.

     For executive officer compensation and option exercise information, see "Compensation of Executive Officers."

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SatCon Technology Corporation



                              /s/ David B. Eisenhaure
                              -----------------------------
                              David B. Eisenhaure
                              President

Dated:  January 23, 1998