Form 10-Q
period 1997-12-31
SATCON TECHNOLOGY CORP
filed 1998-02-17
CIK 889423

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

               For the Quarterly Period Ended December 31, 1997

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

       Common Stock, $0.01 Par Value, 8,918,844 shares outstanding as of
                              December 31, 1997.

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                         PART 1: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
                                                                                               Page
                                                                                               ----
Consolidated Balance Sheets .....................................................................1
Consolidated Statements of Operations ...........................................................2
Consolidated Statements of Cash Flows ...........................................................3
Notes to Financial Statements ...................................................................4

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ....................................................5


                           PART II: OTHER INFORMATION

Items No. 1 through 6 ...........................................................................9

Signatures .....................................................................................10

                         SATCON TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,        September 30,
                                                                                      1997                 1997
                                                                                  (Unaudited)
                                                                                -----------------    -----------------
                                    ASSETS
Current assets:
        Cash and cash equivalents...........................................      $    3,922,002      $    4,256,504
        Marketable securities...............................................           1,969,078           1,976,400
        Accounts receivable, net of allowance of $165,620 at December 31,
              1997 and $159,243 at September 30, 1997.......................           3,457,546           2,965,559
        Unbilled contract costs, net of allowance of $537,580 at December 31,
              1997 and $1,130,468 at September 30, 1997.....................           1,415,082           1,709,826
        Inventory, net of allowance of $718,541 at December 31, 1997 and
              $758,541 at September 30, 1997................................           1,681,161           1,577,483
        Prepaid expenses and other assets...................................             215,082             416,926
                                                                                 ----------------    ----------------
            Total current assets............................................          12,659,951          12,902,698
Property and equipment, net.................................................           2,660,973           4,784,355
Intangibles, net............................................................           2,474,364           2,992,659
Investment in affiliate.....................................................           5,000,000                   -
Other assets................................................................              25,484              29,726
                                                                                 ----------------    ----------------
            Total assets....................................................      $   22,820,772      $   20,709,438
                                                                                 ================    ================
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable....................................................      $      818,515      $      850,208
        Accrued payroll and payroll related expenses........................             336,700             392,235
        Deferred revenue....................................................             194,666             191,128
        Other accrued expenses..............................................             575,820             788,049
        Accounts payable to affiliate.......................................           1,823,456
        Short term portion of long term debt................................              87,068              85,784
                                                                                 ----------------    ----------------
            Total current liabilities.......................................           3,836,225           2,307,404
Long term liabilities:
        Note Payable........................................................                   -               6,737
        Long term debt......................................................             294,002             316,160
                                                                                 ----------------    ----------------
            Total long term liabilities.....................................             294,002             322,897
Commitments.................................................................

                             STOCKHOLDERS' EQUITY
Preferred stock; $.01 par value, 1,000,000 shares authorized; none issued ..
Common stock, $.01 par value, 15,000,000 shares authorized; 8,918,844 and
      8,769,146 shares at December 31, 1997 and September 30, 1997,
      respectively, issued and outstanding..................................              89,188              87,691
Additional paid-in capital..................................................          27,813,757          26,576,600
Retained earnings/(loss)....................................................          (9,194,151)         (8,564,939)
Unrealized losses on marketable securities, net of tax effect...............             (18,249)            (20,215)
                                                                                 ----------------    ----------------
            Total stockholders' equity.......................................         18,690,545          18,079,137
                                                                                 ----------------    ----------------
                  Total liabilities and stockholders' equity                      $   22,820,772      $   20,709,438
                                                                                 ================    ================

The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                      Three months ended
                                                                          December 31,
                                                                ----------------------------------
                                                                     1997               1996
                                                                ---------------    ---------------
Revenue....................................................       $3,695,619         $2,133,558
                                                                ---------------    ---------------
Cost of sales..............................................        2,158,362            704,380

Selling, general and administrative expenses...............        1,899,415          2,147,749

Research and development expenses..........................          265,031             33,223

Goodwill amortization......................................           55,187                  -
                                                                ---------------    ---------------
Total operating expenses...................................        4,377,995          2,885,352

Operating loss.............................................         (682,376)          (751,794)

Interest income, net.......................................           53,164             98,629
                                                                ---------------    ---------------
Net loss...................................................         (629,212)          (653,165)
                                                                ===============    ===============
Net loss per basic and diluted common share................       $     (.07)        $     (.09)
                                                                ===============    ===============
Weighted average shares outstanding........................        8,845,266          7,386,173






The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                               Three months ended
                                                                                  December 31,
                                                                              1997              1996
                                                                        ----------------  ----------------
Cash flows from operating activities:
     Net loss ..........................................................    $  (629,212)      $  (653,165)
       Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization .................................        203,618           324,036
         Reserve for unbilled contract costs ...........................         (7,175)
         Allowance for doubtful accounts ...............................          6,377
         Changes in operating assets and liabilities:
              Accounts receivable ......................................       (498,364)          301,196
              Prepaid expenses and other assets ........................        201,844          (153,994)
              Unbilled contract costs ..................................        301,919          (501,592)
              Inventory ................................................       (120,466)
              Other assets .............................................        (55,644)            8,099
              Accounts payable .........................................        (31,693)         (508,416)
              Accrued expenses and payroll .............................        (23,237)           41,215
              Deferred revenue .........................................          3,538
              Other accrued expenses ...................................       (212,229)
                                                                        ----------------  ----------------
   Total adjustments ...................................................       (231,514)         (489,456)
                                                                        ----------------  ----------------
Net cash used in operating activities ..................................       (860,724)       (1,142,621)
                                                                        ----------------  ----------------

Cash flows from investing activities:
     Sales and maturities of marketable securities .....................          9,288         2,052,965
     Patent and trademark expenditures .................................        (62,361)          (28,623)
     Deferred financing fees ...........................................          ---             (25,000)
     Capital Expenditures ..............................................       (575,487)         (346,930)
     Acquisitions.......................................................        (56,261)
                                                                        ----------------  ----------------
Net cash provided by/(used in) investing activities ....................       (684,821)        1,652,412
                                                                        ----------------  ----------------

Cash flows from financing activities:
     Repayment of short-term borrowings ................................        (27,611)
     Proceeds from exercise of stock options ...........................          7,004            32,205
     Proceeds from exercise of stock warrants ..........................      1,231,650
                                                                        ----------------  ----------------
Net cash provided by financing activities ..............................      1,211,043            32,205
                                                                        ----------------  ----------------

Net increase/(decrease) in cash ........................................       (334,502)          541,996
Cash and cash equivalents at beginning of period .......................      4,256,504         3,770,925
                                                                        ----------------  ----------------
Cash and cash equivalents at end of period .............................    $ 3,922,002       $ 4,312,921
                                                                        ================  ================

Refer to Note B. for noncash transactions occurring during the period.

              The accompanying notes are an integral part of the
                      consolidated financial statements.

SatCon Technology Corporation
Notes to Financial Statements

Note A.  Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended September 30, 1997. Operating results for the three month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note B. Significant Events
--------------------------

Beacon Power Corporation

During a recapitalization of Beacon Power Corporation ("Beacon") on December 24, 1997, the Company converted a significant portion of its ownership of Beacon to preferred stock. The Company now holds less than 20% of the common stock of Beacon. The Company's investment in Beacon is accounted for on a cost basis. The impact on the consolidated financial statements is as follows:

                                                                       December 31,
                                                                           1997
                                                                       (Unaudited)
                                                                    ----------------
Inventory.........................................................     $    (16,788)
Prepaid expenses and other assets.................................          (59,500)
Property and Equipment, net.......................................       (2,709,224)
Intangibles, net..................................................         (423,330)
Accrued payroll and payroll related expenses......................           32,298
Accounts payable to affiliate.....................................       (1,823,456)
                                                                    ----------------
Investment in affiliate...........................................     $  5,000,000
                                                                    ================

Accounts payable to affiliate represents cash and cash equivalents transferred to Beacon subsequent to December 31, 1997.

Note C. SFAS No. 128
--------------------

As of December 31, 1997, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. All earnings per share amounts for all periods have been presented to conform to SFAS No. 128 requirements. There was no effect on the earnings per share disclosures as a result of adoption of SFAS No. 128 due to the antidilutive effect of the Company's outstanding options. As of December 31, 1997, there was 699,760 stock options outstanding.

Note D. Derivative Financial Instruments
--------------------------------------------------------------------------

The following table summarizes derivative financial instruments included in marketable securities held by the Company at December 31, 1997, which are sensitive to changes in interest rates:

                                      For the Years ended September 30,                                               Fair
       Description          1998        1999       2000        2001        2002          Thereafter       Total       Value
       -----------          ----        ----       ----        ----        ----          ----------       -----       -----
Floater                    $150,000                                                        $350,000      $500,000     $474.000
     Average
       Interest Rate           5.3%      5.8%       5.8%        5.8%        5.8%               5.8%

CMO                                                                                        $103,922      $103,922     $102.321
     Average
       Interest Rate           6.0%      6.0%       6.0%        6.0%        6.0%               6.0%

Structured Notes           $550,000                                                        $250,000      $800,000     $792.688
     Average
       Interest Rate           5.0%      6.0%       6.0%        6.0%        6.0%               6.0%

The instruments held by the Company are not leveraged and are held for purposes other than trading.

Note E. Inventory
-----------------

Inventory consists of the following:

                                                                   December 31,         September 30,
                                                                       1997                 1997
                                                                   (Unaudited)
                                                                  --------------     -----------------
Raw material.................................................      $    872,756          $    651,460
Work-in-process..............................................           571,276               637,657
Finished goods...............................................           237,129               288,366
                                                                  --------------     -----------------
                                                                    $ 1,681,161           $ 1,577,483
                                                                  ==============     =================

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of revenues for certain items in the Company's Statement of Operations for each period:

                                                                      Three Months Ended
                                                                         December 31,
                                                                    1997               1996
                                                               ---------------    ---------------
Revenues.................................................             100.0%             100.0%
Cost of sales............................................              58.4               33.0
Selling, general and administrative......................              51.4              100.7
Research and development.................................               7.2                1.5
Goodwill Amortization....................................               1.5                0.0
Total operating expenses
(excluding cost of sales)................................              60.1              102.2
Operating loss...........................................             (18.5)             (35.2)
Interest income, net.....................................               1.5                4.6
Loss before taxes........................................             (17.0)             (30.6)
Benefit for income taxes.................................                 -                  -
Net loss.................................................             (17.0)             (30.6)


Three Months Ended December 31, 1997 ("Q1 1998") Compared to the Three Months
-----------------------------------------------------------------------------
Ended December 31, 1996 ("Q1 1997")
-----------------------------------

Revenues. The Company's revenues increased approximately $1,562,000 or 73.2%, from Q1 1998 to Q1 1997. The increase in revenues is primarily due to the two acquisitions closed in 1997, K&D Magmotor Corporation ("Magmotor") and Film Microelectronics Inc. ("FMI"). These two acquisitions represent an increase in revenues of approximately $1,900,000 offset by reduction in revenues of approximately $350,000 related to work on various government research and development contracts.

Cost of Sales. Cost of sales increased approximately $1,454,000 or 206.4%, from Q1 1998 to Q1 1997. The increase in cost of sales is primarily due to additional costs related to Magmotor and FMI of approximately $1,500,000.

Selling, General and Administrative. Selling, general and administrative expenses decreased approximately $248,000 or 11.6%. The decrease in spending is primarily due to the management of travel and other selling and administrative costs.

Research and Development. Research and development expenses increased approximately $232,000 or 697.7%. This increased is primarily due to the development of the fly wheel energy storage system for Beacon. During the recapitalization of Beacon on December 24, 1997, Satcon converted a significant portion of its ownership of Beacon to preferred stock. SatCon now holds less than 20% of Beacon's common stock; therefore, effective December 24, 1997, SatCon's investment in Beacon is accounted for on a cost basis.

Liquidity and Capital Resources

The Company's cash and cash equivalents was approximately $3,922,000 as of December 31, 1997, a decrease of approximately $335,000 from September 30, 1997. Cash used in operating activities was approximately $861,000 for Q1 1998, compared to approximately $1,143,000 for Q1 1997. The cash used in operating activities is primarily the result of a net loss.

The Company anticipates that its existing cash resources and cash flow from operations will be sufficient to fund its operations through September 30, 1998, provided it meets its operating plan. The Company's ability to finance its operations will be dependent on its ability to renegotiate its bank line of credit for a continued availability of borrowing thereunder. There can be no assurance that the Company will be successful in renegotiating its line of credit. The Company's ability to generate cash from operations depends upon, among other things, revenue growth, its credit and payment terms with vendors, and collections of accounts receivable. If such sources of cash prove insufficient, the Company will be required to make changes in its operations or to seek additional debt or equity financing. There can be no assurances that cash generated from operations will be sufficient to meet its operating requirements, or if required, that additional debt or equity financing will be available on terms acceptable to the Company.

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

Effect of Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information." The statement is effective for fiscal years beginning after December 15, 1997 and establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products and services, geographical areas and major customers.

Adoption of SFAS No. 131 is not expected to have a material impact to the Company's consolidated financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures.

Effects of Inflation

The Company believes that inflation over the past three years has not had a significant impact on the Company's sales or operating results.

Effects of Year 2000

Neither the cost of addressing Year 2000 compliance nor the consequence of incomplete or untimely resolution of problems related to the Year 2000 represent a known material event or uncertainty that would affect future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

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

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SatCon Technology Corporation


Date: February 13, 1998           By: /s/ David B. Eisenhaure
                                     ----------------------------------------
                                  David B. Eisenhaure, President and Chief
                                     Executive Officer



Date: February 13, 1998           By: /s/ Michael C. Turmelle
                                     ----------------------------------------
                                  Michael C. Turmelle, Vice President,
                                     Chief Financial Officer and Treasurer