Form 10-Q
period 1998-03-31
SATCON TECHNOLOGY CORP
filed 1998-05-15
CIK 889423

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                             ______________________

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March  31, 1998

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

                            Yes   [X]      No  [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $0.01 Par Value, 9,018,549 shares outstanding as of
                                March 31, 1998.


--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                         PART 1: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS                                             Page
                                                                          ----

Consolidated Balance Sheets ................................................1
Consolidated Statements of Operations ......................................2
Consolidated Statements of Cash Flows ......................................3
Notes to Financial Statements ..............................................4

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ...............................6


                          PART II:  OTHER INFORMATION

Items No. 1 through 6 ......................................................10

Signatures .................................................................11

                         SATCON TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                        March 31,    September 30,
                                                                          1998           1997
                                                                       (Unaudited)
                                                                   ---------------- ---------------
                                         ASSETS
Current assets:
      Cash and cash equivalents....................................      $2,529,150      $4,256,504
      Marketable securities........................................       1,415,654       1,976,400
      Accounts receivable, net of allowance of $172,730 at March
          31, 1998 and $159,243 at September 30, 1997..............       3,715,153       2,965,559
      Unbilled contract costs, net of allowance of $537,580 at
          March 31, 1998 and $1,130,468 at September 30, 1997......       1,381,992       1,709,826
      Inventory, net of allowance of $672,790 at March 31, 1998
          and $758,541 at September 30, 1997.......................       2,222,364       1,577,483
      Prepaid expenses and other assets............................         343,475         416,926
                                                                      -------------   -------------
            Total current assets...................................      11,607,788      12,902,698

Property and equipment, net........................................       2,610,621       4,784,355
Intangibles,  net..................................................       2,796,698       2,992,659
Investment in affiliate............................................       5,000,000            -
Other assets.......................................................          34,660          29,726
                                                                      -------------   -------------
            Total assets...........................................     $22,049,767     $20,709,438
                                                                      =============   =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable.............................................      $  952,855      $  850,208
      Accrued payroll and payroll related expenses.................         363,506         392,235
      Deferred revenue.............................................         261,989         191,128
      Other accrued expenses.......................................         455,424         788,049
      Accounts payable to affiliate................................         331,526            -
      Short term portion of long term debt.........................          91,919          85,784
                                                                      -------------   -------------
            Total current liabilities..............................       2,457,219       2,307,404
Long term liabilities:
      Note Payable.................................................            -              6,737
      Long term debt...............................................         273,920         316,160
                                                                      -------------   -------------
            Total long term liabilities............................         273,920         322,897
Commitments........................................................            -               -

                              STOCKHOLDERS' EQUITY

Preferred stock; $.01 par value, 1,000,000 shares authorized;
    none issued....................................................            -               -
Common stock, $.01 par value, 15,000,000 shares authorized;
    9,018,549 shares  at March 31, 1998 and 8,769,146 shares at
    September 30, 1997, issued and outstanding.....................          90,185          87,691
Additional paid-in capital.........................................      28,377,718      26,576,600
Retained earnings/(loss)...........................................      (9,135,196)     (8,564,939)
Unrealized losses on marketable securities, net of tax effect......         (14,079)        (20,215)
                                                                      -------------   -------------
                Total stockholders' equity.........................      19,318,628      18,079,137
                                                                      -------------   -------------
                Total liabilities and stockholders' equity.........     $22,049,767     $20,709,438
                                                                      =============   =============

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                         Three months ended                    Six months ended
                                                               March 31,                            March 31,
                                                    -----------------------------       -----------------------------
                                                       1998              1997               1998               1997
                                                    -----------      -----------        -----------        -----------
Revenue...........................................  $4,325,548        $2,908,114         $8,021,167        $ 5,041,672
                                                    ----------        ----------         ----------        -----------
Cost of sales.....................................   2,395,452         1,349,353          4,553,814          2,053,733
Selling, general and administrative expenses......   1,819,933         1,897,858          3,719,348          4,045,607
Research and development expenses.................      21,999            10,399            287,030             43,623
Goodwill amortization.............................      82,408              -               137,595               -
                                                    ----------        ----------         ----------        -----------
Total operating expenses..........................   4,319,792         3,257,610          8,697,787          6,142,963
Operating income/(loss)...........................       5,756          (349,496)          (676,620)        (1,101,291)
Interest income, net..............................      53,199            42,559            106,363            141,189
                                                    ----------        ----------         ----------        -----------
Net income/(loss).................................  $   58,955        $ (306,937)        $ (570,257)       $  (960,102)
                                                    ==========        ==========         ==========        ===========
Net income/(loss) per weighted average share,
 basic and diluted................................       $0.01            $(0.04)            $(0.06)            $(0.13)
                                                    ==========        ==========         ==========        ===========
Weighted average number of common shares,
  basic...........................................   8,954,871         7,477,885          8,900,069          7,432,029

Weighted average number of common shares,
  diluted.........................................   9,127,870         7,477,885          8,900,069          7,432,029


   The accompanying notes are an integral part of the consolidated financial statements.

                                            SATCON TECHNOLOGY CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                             Six months ended
                                                                                                 March 31,
                                                                                     --------------------------------
                                                                                           1998               1997
                                                                                     -------------      -------------
Cash flows from operating activities:
           Net loss..................................................................    ($570,257)         ($960,102)
                                                                                         ----------        ----------
           Adjustments to reconcile net loss to net
             cash used in operating activities:
               Depreciation and amortization.........................................      426,414            389,112
               Reserve for unbilled contract costs...................................       (7,175)              -
               Allowance for doubtful accounts.......................................       13,487               -
               Changes in operating assets and liabilities:
                         Accounts receivable.........................................     (794,518)         1,233,862
                         Prepaid expenses and other assets...........................       73,451             32,388
                         Unbilled contract costs.....................................      335,009         (1,692,629)
                         Inventory...................................................     (661,669)           (90,090)
                         Other assets................................................      (65,208)           219,108
                         Accounts payable............................................      102,648           (384,251)
                         Accrued expenses and payroll................................        3,569             63,687
                         Deferred revenue............................................      165,862               -
                         Other accrued expenses......................................     (332,625)              -
                                                                                         ----------        ----------
Total adjustments....................................................................     (740,755)          (228,813)
                                                                                         ----------        ----------
Net cash used in operating activities................................................   (1,311,012)        (1,188,915)
Cash flows from investing activities:
                         Sales and maturities of marketable securities...............      566,883          2,067,063
                         Patent & trademark expenditures.............................      (93,492)           (62,427)
                         Deferred financing fees.....................................         -              (189,143)
                         Capital expenditures........................................     (667,702)          (597,916)
                         Acquisitions................................................     (306,261)          (210,000)
                         Accounts payable to affiliate...............................   (1,676,540)              -
                                                                                         ----------        ----------
Net cash provided/(used) by investing activities.....................................   (2,177,112)         1,007,577
Cash flows from financing activities:
             Repayment of borrowings.................................................      (42,842)              -
             Proceeds from exercise of stock options.................................      581,739             86,700
             Proceeds from exercise of warrants......................................    1,221,873               -
                                                                                         ----------        ----------
Net cash provided by financing activities............................................    1,760,770             86,700
                                                                                         ----------        ----------
Net decrease in cash and cash equivalents............................................   (1,727,354)           (94,638)
Cash and cash equivalents at beginning of period.....................................    4,256,504          3,770,925
                                                                                         ----------        ----------
Cash and cash equivalents at end of period...........................................  $ 2,529,150         $3,676,287
                                                                                        ===========        ==========

Refer to Note B. for noncash transactions occurring during the period.



   The accompanying notes are an integral part of the consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
Notes to Financial Statements

Note A.  Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended September 30, 1997. Operating results for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note B. Significant Events
--------------------------

Beacon Power Corporation

During a recapitalization of Beacon Power Corporation ("Beacon") on December 24, 1997, the Company converted a significant portion of its ownership of Beacon to preferred stock. The Company now holds less than 20% of the common stock of Beacon. The Company's investment in Beacon is accounted for on a cost basis. The impact on the consolidated financial statements is as follows:


                                                                                      (Unaudited)
                                                                                    -------------
Accounts Receivable.........................................................        $   (31,437)
Inventory...................................................................            (16,788)
Prepaid expenses and other assets...........................................            (59,500)
Property and Equipment, net.................................................         (2,709,224)
Intangibles, net............................................................           (302,283)
Accrued payroll and payroll related expenses................................             32,298
Deferred revenue............................................................             95,000
Accounts payable to affiliate...............................................         (2,008,066)
                                                                                  -------------
Investment in affiliate.....................................................        $ 5,000,000
                                                                                  =============

These amounts have been changed from those originally reported in Form 10-Q for the quarterly period ended December 31, 1997 to more accurately reflect the breakdown of amounts transferred.

Accounts payable to affiliate represents cash and cash equivalents transferred to Beacon subsequent to December 24, 1997.

Note C. SFAS No. 128
--------------------

As of October 1, 1997, the Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS No. 128"), "Earnings per Share". SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. All earnings per share amounts for all periods have been presented to conform to SFAS No. 128 requirements. There was no effect on the earnings per share disclosures for prior periods presented as a result of adoption of SFAS No. 128 due to the antidilutive effect of the Company's outstanding options. As of March 31, 1998, there was 584,494 stock options outstanding. The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations for net income/(loss):


                                                                         Three months ended          Six months ended
                                                                             March 31,                   March 31,
                                                                   --------------------------------------------------------
                                                                       1998           1997         1998             1997
                                                                   ------------   ------------  ------------    ------------
Net income/(loss)............................................       $   58,955     $ (306,937)   $ (570,257)     $ (960,102)
                                                                  ============   ============  ============    ============

BASIC:
Common shares outstanding,  beginning of period..............        8,918,844      7,447,695     8,769,146       7,359,074
Weighted average common shares issued during the period......           36,027         30,190       130,923          72,955
                                                                  ------------   ------------  ------------    ------------
Weighted average common shares outstanding, end of period....        8,954,871      7,477,885     8,900,069       7,432,029
                                                                  ============   ============  ============    ============

Net income/(loss) per weighted average share, basic..........       $     0.01       ($  0.04)     ($  0.06)       ($  0.13)
                                                                  ============   ============  ============    ============

DILUTED:
Common shares outstanding,  beginning of period..............        8,918,844      7,447,695     8,769,146       7,359,074
Weighted average common shares issued during the period......           36,027         30,190       130,923          72,955
Weighted average common stock equivalents (a)................          532,995           -             -               -
Weighted average treasury stock repurchased..................         (359,996)          -             -               -
                                                                  ------------   ------------  ------------    ------------
Weighted average common shares outstanding, net of treasury
               stock, end of period..........................        9,127,870      7,477,885     8,900,069       7,432,029
                                                                  ============   ============  ============    ============

Net income/(loss) per weighted average share, diluted........       $     0.01       ($  0.04)     ($  0.06)       ($  0.13)
                                                                  ============   ============  ============    ============

(a)  not included if antidilutive

On April 21, 1998, the Company's Board of Directors issued options to purchase up to 317,000 shares of the Company's common stock. These options are exercisable at an average price of $11.39 per share and expire in April 2008. The shares of common stock or potential shares of common stock outstanding at the end of the period would not have changed materially if this transaction occurred before the end of the period.

Note D. Derivative Financial Instruments
----------------------------------------

The following table summarizes derivative financial instruments included in marketable securities held by the Company at March 31, 1998, which are sensitive to changes in interest rates:

                       For the years ended September 30,


Description            1998   1999   2000   2001   2002   Thereafter    Total    Fair Value
-----------------  --------   ----   ----   ----   ----   ----------   --------  ----------
Floater            $150,000                                 $350,000   $500,000    $474,938
  Average
   Interest Rate        5.8%   5.9%   5.9%   5.9%   5.9%         5.9%

CMO                                                         $ 93,338   $ 93,338    $ 92,443
  Average
   Interest Rate        6.9%   6.9%   6.9%   6.9%   6.9%         6.9%

Structured Notes                                            $250,000   $250,000    $246,875
  Average
   Interest Rate        6.0%   6.0%   6.0%   6.0%   6.0%         6.0%


The instruments held by the Company are not leveraged and are held for purposes other than trading.

Note E. Inventory
-----------------

Inventory consists of the following:

                                                                March 31,                September 30,
                                                                  1998                       1997
                                                               (Unaudited)
                                                             -------------              -------------
Raw material .............................................     $  952,406                  $  651,460
Work-in-process...........................................        963,319                     637,657
Finished goods............................................        306,639                     288,366
                                                              -------------              -------------
                                                               $2,222,364                  $1,577,483
                                                              =============              =============

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

This Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. The factors include, without limitation, those set forth below under the caption "Factors Affecting Future Results".

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues for certain items in the Company's Statement of Operations for each period:

                                                                Three months ended                   Six months ended
                                                                    March 31,                           March 31,
                                                               1998                1997          1998               1997
                                                           ------------------------------    ------------------------------
Revenues..............................................         100.0%              100.0%         100.0%             100.0%
Cost of sales.........................................          55.4                46.4           56.7               40.7
Selling, general and administrative...................          42.1                65.2           46.4               80.2
Research and development..............................           0.5                 0.4            3.6                0.9
Goodwill amortization.................................           1.9                 0.0            1.7                0.0
Total operating expenses
(excluding cost of sales).............................          44.5                65.6           51.7               81.1
Operating income/(loss)...............................           0.1               (12.0)          (8.4)             (21.8)
Interest income, net..................................           1.2                 1.5            1.3                2.8
Net income/(loss).....................................           1.3               (10.5)          (7.1)             (19.0)


Three Months Ended March 31, 1998 ("Q2 1998") Compared to the Three Months Ended
--------------------------------- ----------- ----------------------------------
March 31, 1997 ("Q2 1997")
-------------- -----------

Revenues. The Company's revenues increased approximately $1,417,000 or 48.7%, from Q2 1997 to Q2 1998. The increase in revenues is primarily due to the acquisition of Film Microelectronics, Inc. ("FMI") which closed on April 16, 1997. The acquisition of FMI represents incremental revenues of approximately $1,423,000. The increase in revenues is also due to an increase in the sale of manufactured products at K&D Magmotor Corporation ("K&D") of approximately $193,000 offset by decreases in revenues of approximately $199,000 related to work on various research and development contracts.

Cost of Sales. Cost of sales increased approximately $1,046,000 or 77.5%, from Q2 1997 to Q2 1998. The increase is primarily due to the addition of cost of sales associated with K&D and FMI of approximately $169,000 and $922,000, respectively. These increase were partially offset by a decrease in effort on research and development contracts.

Selling, General and Administrative. Selling, general and administrative expenses decreased approximately $78,000 or 4.1%, from Q2 1997. The decrease in spending is primarily due to the management of selling and administrative costs.

Six Months Ended March 31, 1998 ("Q2 1998 YTD") Compared to the Six Months Ended
------------------------------- --------------- --------------------------------
March 31, 1997 ("Q2 1997 YTD")
-------------- ---------------

Revenues. The Company's revenues increased approximately $2,979,000 or 59.1%, from Q2 1997 YTD to Q2 1998 YTD. The increase in revenues is primarily due to the two acquisitions closed in 1997, K&D and FMI. These two acquisitions represent incremental revenues of approximately $3,139,000. The increase in revenues is also due to an increase in the sale of manufactured products at K&D of approximately $193,000 offset by decreases in revenues of approximately $353,000 related to work on various research and development contracts.

Cost of Sales. Cost of sales increased approximately $2,500,000 or 121.7%, from Q2 1997 YTD to Q2 1998 YTD. The increase is primarily due to the addition of cost of sales associated with K&D and FMI of approximately $497,000 and $1,917,000, respectively.

Selling, General and Administrative. Selling, general and administrative expenses decreased approximately $326,000 or 8.1%, from Q2 1997 YTD. The decrease in spending is primarily due to the management of selling and administrative costs.

Research and Development. Research and development expenses increased approximately $243,000 or 558.0%. This increase is primarily due to the development of the flywheel energy storage system for Beacon. During the recapitalization of Beacon on December 24, 1997, the Company converted a significant portion of its ownership of Beacon to preferred stock. The Company now holds less than 20% of Beacon's common stock; therefore, effective December 24, 1997, the Company's investment in Beacon is accounted for on a cost basis.

THE COMPANY'S LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents was approximately $2,529,000 as of March 31, 1998, a decrease of approximately $1,727,000 from September 30, 1997. Cash used in operating activities was approximately $1,311,000 for Q2 1998 YTD, compared to approximately $1,189,000 for Q2 1997 YTD. The cash used in operating activities is primarily the result of a net loss and an increase in inventory related to the introduction of a new line of standard regulators.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Disclosure about Segments of an Enterprise and Related Information." The statement is effective for fiscal years beginning after December 15, 1997 and establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products and services, geographical areas and major customers.

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

Item 2.  Changes in Securities and Use of Proceeds:
Not applicable.

Item 3.  Defaults upon Senior Securities:
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:

At the Company's Annual Meeting of Stockholders held on March 11, 1998, the Company's stockholders approved the following:


     PROPOSAL                     FOR     AGAINST/  ABSTAIN  BROKER
                                          WITHHELD           NON-VOTERS
(1)  Election of Class I
Directors for the ensuing
three years:
David B. Eisenhaure            7,539,641   222,143      0         0
James L. Kirtley, Jr.,Ph.D.    7,539,641   222,143      0         0

The other directors of the Company, whose terms of office as directors continued after the Annual Meeting are John P. O'Sullivan, Michael C. Turmelle, Marshall
J. Armstrong and Anthony J. Villiotti.

(2)  Ratification of
Coopers & Lybrand L.L.P.
as auditors for the fiscal
year ending September 30,
1998.                          7,744,146    11,634     6,004      0

Item 5.  Other Information:
Not applicable.

Item 6  Exhibits and Reports
on Form 8-K:
(a) Exhibits
    11  Statement Regarding Computation of Earning Per Share
    27  Financial Data Schedule

(b) Reports on Form 8-K
The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SatCon Technology Corporation


Date:  May 15, 1998                  By: /s/ David B. Eisenhaure
                                        ----------------------------------------
                                        David B. Eisenhaure, President and Chief
                                           Executive Officer


Date:  May 15, 1998                  By: /s/ Michael C. Turmelle
                                        ----------------------------------------
                                        Michael C. Turmelle, Vice President,
                                           Chief Financial Officer and Treasurer