Form 10-Q
period 1998-06-30
SATCON TECHNOLOGY CORP
filed 1998-08-13
CIK 889423

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                             ______________________

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

Common Stock, $0.01 Par Value, 9,018,549 shares outstanding as of June 30, 1998.


 ______________________________________________________________________________

                               TABLE OF CONTENTS


                         PART 1: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS                                          Page
                                                                       ----

Consolidated Balance Sheets (Unaudited) ...............................  1
Consolidated Statements of Operations (Unaudited) .....................  2
Consolidated Statements of Cash Flows (Unaudited) .....................  3
Notes to Consolidated Financial Statements (Unaudited) ................  4


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ..........................  6


                          PART II:  OTHER INFORMATION

Items No. 1 through 6 ................................................. 10

Signatures ............................................................ 11


                         SATCON TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                        June 30,           September 30,
                                                                          1998                  1997
                                                                   ----------------      -----------------
                                                     ASSETS
Current assets:
      Cash and cash equivalents ..................................      $ 1,856,237            $ 4,256,504
      Marketable securities ......................................        1,405,216              1,976,400
      Accounts receivable, net of allowance of $88,436 at June 30,
         1998 and $159,243 at September 30, 1997 .................        2,941,955              2,965,559
      Unbilled contract costs, net of allowance of $518,514 at
         June 30, 1998 and $1,130,468 at September 30, 1997 ......        1,541,974              1,709,826
      Inventory, net of allowance of $493,497 at June 30, 1998 and
         $758,541 at September 30, 1997 ..........................        3,586,613              1,577,483
      Prepaid expenses and other assets ..........................          368,336                416,926
                                                                   ----------------      -----------------
                Total current assets ..............................      11,700,331             12,902,698
Property and equipment, net .......................................       2,651,203              4,784,355
Intangibles, net ..................................................       2,730,666              2,992,659
Investment in affiliate ...........................................       5,000,000                      -
Other assets ......................................................          72,195                 29,726
                                                                   ----------------      -----------------
                Total assets ......................................     $22,154,395            $20,709,438
                                                                   ================      =================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ...........................................        1,544,171            $   850,208
      Accrued payroll and payroll related expenses ...............          365,508                392,235
      Deferred revenue ...........................................           80,142                191,128
      Other accrued expenses .....................................          410,381                788,049
      Accounts payable to affiliate ..............................            8,285                      -
      Short term portion of long term debt .......................          114,952                 85,784
                                                                   ----------------      -----------------
                 Total current liabilities........................        2,523,439              2,307,404
Long term liabilities:
      Note Payable ...............................................                -                  6,737
      Long term debt  ............................................          250,887                316,160
                                                                   ----------------      -----------------
                Total long term liabilities.......................          250,887                322,897
Commitments ......................................................


                                              STOCKHOLDERS' EQUITY
Preferred stock; $.01 par value, 1,000,000 shares authorized;
      none issued and outstanding ................................                -                      -
Common stock, $.01 par value, 15,000,000 shares authorized;
      9,018,549 shares at June 30, 1998 and 8,769,146 shares at
      September 30, 1997, issued and outstanding .................           90,185                 87,691
Additional paid-in capital .......................................       28,377,718             26,576,600
Retained earnings/(loss) .........................................       (9,074,302)            (8,564,939)
Unrealized losses on marketable securities, net of tax effect ....          (13,532)               (20,215)
                                                                   ----------------      -----------------
                Total stockholders' equity .......................       19,380,069             18,079,137
                                                                   ----------------      -----------------
                Total liabilities and stockholders' equity........      $22,154,395            $20,709,438
                                                                   ================      =================

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              Three Months Ended                       Nine Months Ended
                                                                   June 30,                                June 30,
                                                        -------------------------------        --------------------------------
                                                             1998            1997                   1998               1997
                                                        --------------   --------------        ---------------   --------------
Revenue...........................................        $3,643,681       $3,086,931            $11,664,848       $ 8,128,603
                                                        --------------   --------------        ---------------   --------------
Cost of revenue...................................         1,706,395        1,853,452              6,260,209         3,907,185
Selling, general and administrative expenses......         1,811,686        1,732,849              5,531,034         5,778,456
Research and development expenses.................            25,273         (154,474)               312,303          (110,851)
Goodwill amortization.............................            75,468           49,778                213,063            49,778
                                                        --------------   --------------        ---------------   --------------
Total operating expenses..........................         3,618,822        3,481,605             12,316,609         9,624,568
                                                        --------------   --------------        ---------------   --------------
Operating income/(loss)...........................            24,859         (394,674)              (651,761)       (1,495,965)
Interest income, net..............................            36,035           56,278                142,398           197,467
                                                        --------------   --------------        ---------------   --------------
Net income/(loss).................................        $   60,894       $ (338,396)           $  (509,363)      $(1,298,498)
Net income/(loss) per weighted average share,
 basic and diluted................................             $0.01           $(0.04)                $(0.06)           $(0.17)
                                                        ==============   ==============        ===============   ==============
Weighted average number of common shares, basic...         9,018,549        8,241,422              8,939,562         7,701,827
Weighted average number of common shares, diluted.         9,140,043        8,241,422              8,939,562         7,701,827



   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           Nine Months Ended
                                                                                               June 30,
                                                                                   --------------------------------
                                                                                        1998              1997
                                                                                   -------------    ---------------
Cash flows from operating activities:
    Net loss ..................................................................      ($509,363)       ($1,298,498)
                                                                                   -------------    ---------------
    Adjustments to reconcile net loss to net
     cash used in operating activities ........................................
      Depreciation and amortization ...........................................        651,263            616,958
      Allowance for unbilled contract costs ...................................        (26,241)                 -
      Allowance for doubtful accounts .........................................        (70,807)                 -
      Changes in operating assets and liabilities:
        Accounts receivable ...................................................         62,974            907,607
        Prepaid expenses and other assets......................................         48,590             67,798
        Unbilled contract costs ...............................................        194,093           (949,241)
        Inventory .............................................................     (2,025,918)          (486,130)
        Other assets ..........................................................       (101,406)           227,071
        Accounts payable ......................................................        693,963         (1,050,561)
        Accrued expenses and payroll ..........................................          5,571           (189,424)
        Deferred revenue ......................................................        (15,986)                 -
        Other accrued expenses ................................................       (377,668)                 -
                                                                                   -------------    ---------------
Total adjustments .............................................................       (961,572)          (855,922)
                                                                                   -------------    ---------------
Net cash used in operating activities .........................................     (1,470,935)        (2,154,420)

Cash flows from investing activities:
    Sales and maturities of marketable securities .............................        577,867          2,072,386
    Patent & trademark expenditures ...........................................       (109,606)           (96,431)
    Deferred financing fees ...................................................              -             37,254
    Capital expenditures ......................................................       (852,321)        (1,729,859)
    Acquisitions ..............................................................       (306,261)          (598,095)
    Accounts payable to affiliate .............................................     (1,999,781)                 -
                                                                                   -------------    ---------------
Net cash used by investing activities .........................................     (2,690,102)          (314,745)

Cash flows from financing activities:
    Repayment of borrowings ...................................................        (42,842)           (11,881)
    Proceeds from issuance of common stock ....................................              -          4,817,232
    Proceeds from exercise of stock options ...................................        581,739            138,369
    Proceeds from exercise of warrants ........................................      1,221,873                  -
                                                                                   -------------    ---------------
Net cash provided by financing activities .....................................      1,760,770          4,943,720
                                                                                   -------------    ---------------
Net increase/(decrease) in cash and cash equivalents ..........................     (2,400,267)         2,474,555
Cash and cash equivalents at beginning of period ..............................      4,256,504          3,770,925
                                                                                   -------------    ---------------
Cash and cash equivalents at end of period ....................................    $ 1,856,237       $  6,245,480
                                                                                   =============    ===============

Refer to Note B. for noncash transactions occurring during the period.


   The accompanying notes are an integral part of the consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note A.  Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its majority-owned subsidiaries (collectively, the "Company") as of June 30, 1998 and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended September 30, 1997. Operating results for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note B. Significant Events
--------------------------

BEACON POWER CORPORATION

During a recapitalization of Beacon Power Corporation ("Beacon"), an affiliate of the Company, on December 24, 1997, the Company converted a significant portion of its ownership of Beacon to preferred stock. The Company now holds less than 20% of the common stock of Beacon. The Company's investment in Beacon is accounted for on a cost basis. The impact on the consolidated financial statements is as follows:

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

Note C. Income per Share
------------------------

As of October 1, 1997, the Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS No. 128"), "Earnings per Share". SFAS No. 128 replaced APB Opinion No. 15, "Earnings per Share". The previously reported primary and fully diluted earnings per share have been replaced with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and warrants. Earnings per share amounts for all periods presented conform to SFAS No. 128 requirements. There was no effect on the earnings per share disclosures for prior periods presented as a result of adoption of SFAS No. 128 due to the antidilutive effect of the Company's outstanding options and warrants. As of June 30, 1998, there were 879,827 and 63,848 stock options and warrants, respectively, outstanding. The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net income/(loss):

                                                                       Three months ended                   Nine months ended
                                                                            June 30,                             June 30,
                                                                  --------------------------------------------------------------
                                                                      1998            1997             1998             1997
                                                                  ------------    ------------     ------------    -------------
Net income/(loss)............................................       $   60,894      $ (338,396)      $ (509,363)     $(1,298,498)
                                                                  ============    ============     ============    =============
BASIC:
Common shares outstanding,  beginning of period..............        9,018,549       7,488,075        8,769,146        7,359,074
Weighted average common shares issued during the period......                -         753,347          170,416          342,753
                                                                  ------------    ------------     ------------    -------------
Weighted average common shares outstanding, end of period....        9,018,549       8,241,422        8,939,562        7,701,827
                                                                  ============    ============     ============    =============
Net income/(loss) per weighted average share, basic..........       $     0.01        ($  0.04)        ($  0.06)        ($  0.17)
                                                                  ============    ============     ============    =============
DILUTED:
Common shares outstanding,  beginning of period..............        9,018,549       7,488,075        8,769,146        7,359,074
Weighted average common shares issued during the period......                -         753,347          170,416          342,753
Weighted average common stock equivalents (a)................          486,829               -                -                -
Weighted average treasury stock repurchased..................         (365,335)              -                -                -
                                                                  ------------    ------------     ------------    -------------
Weighted average common shares outstanding, net of treasury
 stock, end of  period.......................................        9,140,043       8,241,422        8,939,562        7,701,827
                                                                  ============    ============     ============    =============
Net income/(loss) per weighted average share, diluted........       $     0.01        ($  0.04)        ($  0.06)        ($  0.17)
                                                                  ============    ============     ============    =============

 (a)  not included if antidilutive

Note D. Derivative Financial Instruments
----------------------------------------

The following table summarizes derivative financial instruments included in marketable securities held by the Company at June 30, 1998, which are sensitive to changes in interest rates:

                      For the years ended September 30,

Description        1998      1999   2000   2001   2002   Thereafter    Total     Fair Value
-----------------  ----      ----   ----   ----   ----   ----------    -----     ----------
Floater            $150,000                              $350,000      $500,000  $475,313
  Average
   Interest Rate       5.8%  5.9%   5.9%   5.9%   5.9%   5.9%

CMO                                                      $ 79,838      $ 79,838  $ 82,715
  Average
   Interest Rate       5.9%  5.9%   5.9%   5.9%   5.9%   5.9%

Structured Notes                                         $250,000      $250,000  $247,188
  Average
   Interest Rate       6.0%  6.0%   6.0%   6.0%   6.0%   6.0%

The instruments held by the Company are not leveraged and are held for purposes other than trading.

Note E. Inventory
-----------------

Inventory consists of the following:

                                                            June 30,        September 30,
                                                              1998              1997
                                                          -----------       -------------
Raw material ..........................................    $1,483,646        $  651,460
Work-in-process .......................................     1,631,713           637,657
Finished goods ........................................       471,254           288,366
                                                          -----------       -------------
                                                           $3,586,613        $1,577,483
                                                          ===========       =============


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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenue for certain items in the Company's Statement of Operations for each period:

                                                          Three Months Ended             Nine Months Ended
                                                                June 30,                       June 30,
                                                       --------------------------------------------------------
                                                           1998           1997           1998           1997
                                                       ------------    -----------    -----------    -----------
Revenue...............................................     100.0%         100.0%         100.0%         100.0%
Cost of revenue.......................................      46.8           60.0           53.7           48.1
Selling, general and administrative...................      49.7           56.1           47.4           71.1
Research and development..............................       0.7           (5.0)           2.7           (1.4)
Goodwill amortization.................................       2.1            1.6            1.8            0.6
Total operating expenses
(excluding cost of revenue)...........................      52.5           52.7           51.9           70.3
Operating income (loss)...............................       0.7          (12.7)          (5.6)         (18.4)
Interest income, net..................................       1.0            1.8            1.2            2.4
Net income(loss)......................................       1.7          (10.9)          (4.4)         (16.0)


Three Months Ended June 30, 1998 ("Q3 1998") Compared to the Three Months Ended
-------------------------------- ----------- ----------------------------------
June 30, 1997 ("Q3 1997")
------------- -----------

Revenue. The Company's revenue increased approximately $557,000 or 18.0% from Q3 1997 to Q3 1998. Approximately $405,000 of the increase in revenue is due to increased effort on various research and development contracts and $294,000 is attributed to the acquisition of Film Microelectronics, Inc. ("FMI"), which closed on April 16, 1997. The increase in revenue was partially offset by decreased revenue of approximately $142,000 related to the sale of manufactured products at K&D Magmotor Corporation ("K&D").

Cost of Revenue. Cost of revenue decreased approximately $147,000 or 7.9%, from Q3 1997 to Q3 1998. The decrease is primarily due to a reduction of cost of revenue of approximately $125,000 and $109,000 associated with K&D and FMI, respectively. These decreases were partially offset by an increase in effort on research and development contracts.

Nine Months Ended June 30, 1998 ("Q3 1998 YTD") Compared to the Nine Months
------------------------------- --------------- ---------------------------
Ended June 30, 1997 ("Q3 1997 YTD")
------------------- ---------------

Revenue. The Company's revenue increased approximately $3,536,000 or 43.5%, from Q3 1997 YTD to Q3 1998 YTD. The increase in revenue is primarily due to the two acquisitions closed in 1997, K&D and FMI. These two acquisitions represent incremental revenue of approximately $3,433,000. The increase in revenue is also due to an increase of approximately $52,000 related to work on various research and development contracts and an increase of approximately $51,000 related to the sale of manufactured products at K&D.

Cost of Revenue. Cost of revenue increased approximately $2,353,000 or 60.2%, from Q3 1997 YTD to Q3 1998 YTD. The increase is primarily due to the addition of cost of revenue of approximately $372,000 and $1,808,000 associated with K&D and FMI, respectively.

Research and Development. Research and development expenses increased approximately $423,000 or 381.7%. This increase is primarily due to the development of the flywheel energy storage system incurred by Beacon Power Corporation ("Beacon") for the three months ended December 31, 1997. During the recapitalization of Beacon on December 24, 1997, the Company converted a significant portion of its ownership of Beacon to preferred stock. The Company now holds less than 20% of Beacon's common stock; therefore, effective December 24, 1997, the Company's investment in Beacon is accounted for on a cost basis.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents was approximately $1,856,000 as of June 30, 1998, a decrease of approximately $2,400,000 from September 30, 1997. Cash used in operating activities was approximately $1,471,000 for Q3 1998 YTD, compared to approximately $2,154,000 for Q3 1997 YTD. The cash used in operating activities is primarily the result of a net loss and an increase in inventory related to the introduction of a new line of standard regulators.

The Company anticipates that its existing cash resources and cash flow from operations will be sufficient to fund its operations through June 30, 1999, as well as its ability to repurchase up to 5 percent of the Company's outstanding shares over the next 24 months under a stock repurchase program (the "Program"). Under the Program, the Company plans to purchase shares on the open market from time-to-time, depending on market conditions. The Company's ability to generate cash from operations depends upon, among other things, revenue growth, its credit and payment terms with vendors, and collection of accounts receivable. If such sources of cash prove insufficient, the Company will be required to seek addition debt or equity financing. There can be no assurance that cash generated from operations will be sufficient to meet its operating requirements, or if required, that additional debt or equity financing will be available on terms acceptable to the Company.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Disclosure about Segments of an Enterprise and Related Information". The statement is effective for fiscal years beginning after December 15, 1997 and establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products and services, geographical areas and major customers.

In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for fiscal years beginning after June 15, 1999 and establishes a new model for accounting for derivatives and hedging activities.

Adoption of SFAS No. 131 and SFAS No. 133 are not expected to have a material impact to the Company's consolidated financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures.

EFFECTS OF INFLATION

The Company believes that inflation over the past three years has not had a significant impact on the Company's sales or operating results.

EFFECTS OF YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain computer programs that have date sensitive software and use two digits only may recognize a date using "00" as the year 1900 rather than the year 2000.

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

Item 1.  Legal Proceedings:
Not applicable.

Item 2.  Changes in Securities and Use of Proceeds:
Not applicable.

Item 3.  Defaults upon Senior Securities:
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:
Not applicable.

Item 5.  Other Information:

On June 5, 1998, the Company issued Common Stock Purchase Warrants (the "Warrants") to certain individuals to purchase up to 63,848 shares of the Company's Common Stock at an exercise price of $11.43 per share. The Warrants were issued in settlement of a claim asserted against the Company. At June 30, 1998, none of the Warrants had been exercised. The Warrants expire on November 11, 1999. The Warrants were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

On July 29, 1998, the Board of Directors authorized the repurchase of up to 5 percent of the Company's outstanding shares over the next 24 months. Under the repurchase program, the Company plans to purchase shares on the open market from time-to-time, depending on the market conditions.

Any proposal that a stockholder wishes the Company to consider in the Company's proxy statement and form of proxy card for the Company's 1999 Annual Meeting of Stockholders must be submitted to the Secretary of the Company at its offices, 161 First Street, Cambridge, Massachusetts 02142, no later than January 15, 1999.

Item 6  Exhibits and Reports on Form 8-K:
(a) Exhibits

11  Statement Regarding Computation of Earnings per Share
27  Financial Data Schedule

(b) Reports on Form 8-K
The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SatCon Technology Corporation


Date:  August 13, 1998            By:  /s/ David B. Eisenhaure
                                       -----------------------
                                       David B. Eisenhaure, President and Chief
                                           Executive Officer



Date:  August 13, 1998            By:  /s/ Michael C. Turmelle
                                       -----------------------
                                       Michael C. Turmelle, Vice President,
                                           Chief Financial Officer and Treasurer