Form 10-K
period 1998-09-30
SATCON TECHNOLOGY CORP
filed 1999-01-13
CIK 889423

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                        COMMISSION FILE NUMBER 1-11512

                               ----------------

                         SATCON TECHNOLOGY CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

                               ----------------

               DELAWARE                              04-2857552
    (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)             Identification Number)


     161 FIRST STREET, CAMBRIDGE,
             MASSACHUSETTS                              02142
     (Address of Principal Executive                 (Zip Code)
               Offices)


                               ----------------


                                (617) 661-0540
             (Registrant's Telephone Number, Including Area Code)

                               ----------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

                                Title of Class

                               ----------------

                         COMMON STOCK, $.01 PAR VALUE

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Registrant's Common Stock, $.01 par value per share, held by non-affiliates of the Registrant was $29,524,529, based on the last reported sale price of the Registrant's Common Stock on the Nasdaq National Market as of the close of business on December 31, 1998 ($5.6875). There were 9,018,549 shares of Common Stock outstanding as of December 31, 1998.

  DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  SatCon Technology Corporation (the "Company" or "SatCon") was organized as a Massachusetts corporation in February 1985 and reincorporated in Delaware in 1992. SatCon itself and through its subsidiaries designs, develops, manufactures and sells hardware and software systems relating to energy storage, energy conversion and power management with an emphasis on environmentally friendly approaches.

  The Company's Technology Center, located at the Company's headquarters near the Massachusetts Institute of Technology in Cambridge, Massachusetts, is the technical engine that expands the technology base of the Company and drives the development of new products. The range of products currently under development at the Technology Center includes products applicable to military, industrial automation, power management, distributed power, automotive, electric vehicles, hybrid-electric vehicles, fuel cell power conversion, medical diagnostics and food safety.

  Acquired in January 1997, K&D MagMotor Corp., now called the MagMotor Division ("MagMotor") provides key motor and magnetic assembly manufacturing capabilities. MagMotor manufactures brush and brushless motors for industrial automation products and electric vehicle applications. It also manufactures magnetic levitation systems for semiconductor equipment manufacturers. These systems operate in extreme conditions in ultra-clean environments and provide high reliability, debris-free operation while increasing throughput and decreasing down time.

  Acquired in April 1997, SatCon Film Microelectronics, Inc. ("FMI") designs and manufactures microelectronic circuits and inter-connect devices. Among its products are standard and custom multi-chip modules for the communications, industrial, military, medical and aerospace markets. FMI's product line includes hybrid microcircuits, multi-chip modules, microwave pin diode drivers and solid state relays. FMI also manufactures "thin film" microcircuits and resistors in a variety of material coatings including beryllium oxide ("BeO") free components. These custom and standard thin film products can be integrated into structures or devices that have unique capabilities, such as FMI's multi-chip modules, or devices requiring small, precise circuitry such as cellular phones and wireless telecommunications devices. FMI has a line of power electronic building block products that are currently used in aerospace applications and have the potential to play a significant role in future automotive, electric vehicles, hybrid-electric vehicles and fuel cell power conversion applications.

  Beacon Power Corporation ("Beacon") is currently marketing its flywheel-based uninterruptible power systems to the telecommunications, cable broadband providers and wireless telecommunications industry. Its product candidate, the 20C1000 Cable/Telecom Flywheel System, is a high-reliability, long-life, low-maintenance, and environmentally safe alternative to lead acid batteries. Field trials of this system are currently underway.

STRATEGY

  The transition to a new generation of products being developed by SatCon is being fueled by a combination of market demand for higher performance and improved efficiency and by the potential to satisfy these needs made possible by advances in materials and electronic technologies. It is the Company's strategy to accelerate its technological developments by continuing to expand its externally funded contract research and development from both government and commercial sources and to acquire manufacturing capabilities to support its product development efforts and product line expansion. The Company believes that this funding can be used to develop products that can be sold to government agencies and transitioned into viable commercial products. In most instances, individual components have multiple applications across multiple markets.

DEVELOPMENTS DURING 1998

  During 1998 the Company initiated several actions in order to advance its strategy of commercializing its products.

  The Company completed the development and received a production order for SatCon's Integrated Suspension and Motor system ("ISAM") product for the semiconductor equipment industry that is manufactured at MagMotor. The ISAM system is designed for semiconductor processing applications and can eliminate unwanted debris, provide higher throughput potential and is easier to maintain than existing mechanical systems. The production line is complete and the Company plans to begin shipping these units in the first quarter of fiscal year 1999.

  FMI entered into a distribution agreement with Falcon Electronics, Inc. This agreement provides the vehicle for FMI to sell and distribute a line of linear regulators manufactured without the use of the hazardous BeO. In addition to linear regulators, FMI is developing a new motor controller line based on the SAT-32 Digital Signal Processor ("DSP") motor control technology that is currently used in the Company's ISAM product. FMI also increased its manufacturing capability in thin film, the foundation on which all of FMI's hybrid microcircuits are built, with the installation of a unique direct laser chrome mask maker.

  SatCon developed a new brushless DC servo motor line designed to provide the highest possible torque utilizing the smallest amount of space. This new product line incorporates traditional SatCon technology to create higher power density than traditional brushless motors. This product line will be manufactured at MagMotor.

  The Technology Center continued to participate in several funded research and development efforts with various commercial customers to develop product improvements and new products. These efforts include an improved performance alternator for commercial vehicles, control electronics for power regulation of a turbine for alternative fuel vehicles, and an open frame, submersible propulsor, capable of operation at ocean depths of up to 20,000 feet. In addition, the Technology Center is developing low-cost, high-efficiency drive trains for electric and hybrid-electric vehicles, a thermal management scheme for induction motors, an electric motor drive system for Navy ships, high speed motor drives for high efficiency rooftop air conditioning systems, a flywheel integrated power system and a high temperature magnetic bearing for advanced gas turbine engines. The Company is also working with several other agencies on the development of high power density electronics modules called Power Electronic Building Blocks or PEBB's.

COMMERCIALIZATION

  The Company intends to continue directing its commercialization efforts in the following product areas:

 Power Electronics

  SatCon has developed proprietary high-voltage hybrid modules based on advanced power semiconductor technology at a fraction of the weight of conventional packages. The high-density topology and innovative cooling schemes utilized allow for higher throughput in smaller, lighter weight packages. These electronics support SatCon's high-speed drive and flywheel product development.

  FMI has also developed a new hermetic amplifier product line that is manufactured without the use of hazardous BeO. In addition to the amplifiers, FMI is developing a new motor controller line based on the SAT-32 DSP motor control technology that is currently used in the ISAM product.

 Motors and High Speed Drives

  SatCon designs and builds high performance motors and drives that capitalize on advances in materials and semiconductor technology to achieve high power density. Through the use of high performance materials and careful design of the magnetic circuits, SatCon has demonstrated electric motor prototypes that are lightweight and have provided efficiencies in excess of 97 percent. SatCon's motor designs are being evaluated for a wide variety of applications including electric vehicles, shipboard motors and general industrial applications.

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

  By injecting electromagnetic forces along a selected bearing axis in concert with shaft rotation, the magnetic bearings can balance a dynamic machine, resulting in smooth and quiet operation. Similar principles guide the application of electromagnetic suspension systems. These automated systems provide a significant reduction of structure borne vibration transmittal, providing low vibration machinery operation, low detection or vibration isolation. In addition, these systems provide lubrication-free support for rotating, reciprocating, and stationary systems. Also, through active electronic control, these systems provide quiet, smooth and non-contaminating machinery operation and isolation.

  The Company is also developing a high-temperature magnetic bearing for gas turbine engines.

 Flywheel Energy Storage Systems

  By integrating energy storing flywheels made of high strength materials with high power, permanent magnet motor/generators, the Company has developed electromechanical storage systems that the Company believes have the potential to offer practical solutions for mobile and stationary applications. SatCon's flywheel systems are anticipated to provide extremely high power output and energy storage in compact packages. They may be a long-lasting, lightweight, and an environmentally friendly alternative to conventional batteries. These systems can be used to provide backup for critical industrial processes and machines, as power supplies for satellites and as energy recovery systems for electric and hybrid-electric vehicle drive trains.

  On May 20, 1997, the Company formed Beacon through a strategic partnership with Duquesne Enterprises, a subsidiary of DOE, Inc., to manufacture and distribute SatCon's flywheel energy storage systems. Duquesne Enterprises made an initial investment totaling $5,000,000 into SatCon to fund flywheel product development. Beacon assumed the activities of SatCon's Energy Systems Division which was formed in October 1995 to focus on the product development and marketing of flywheel "Inertial Battery" systems for such markets as utilities, cable television and telecommunications, where un-interruptible power supplies (UPS) are critical to maintaining service. On October 23, 1998, Beacon completed a $4,750,000 private placement of equity securities with Perseus Capital, L.L.C., Dusquene Enterprises and Micro Generation Technology Fund, L.L.C. Beacon will utilize the proceeds from the private placement to complete the commercialization of the 20C1000 Cable/Telecom Flywheel System. Beacon's focus is limited to providing flywheel energy storage products for stationary terrestrial applications.

  Beacon's 20C1000 Cable/Telecom Flywheel System offers an alternative to lead acid batteries as an un-interruptible power supply for the telecommunications industry, including cable television and telephone service providers, which are required to maintain service during power outages.

 Electro-Optic and Sensor Inspection Systems

  SatCon is developing a commercial real-time optical biosensor having extraordinary sensitivity for biological and chemical detection. The effort is focused initially on the detection of microbial pathogens of interest to the food industry. These pathogens include E. Coli 0157:H7 and Salmonella found in meat and poultry, vegetables, fruit, juices and milk. The detection technique is based on a novel technique using ultra-high resolution interferometry measurements and, if successful, will result in the first commercial sensor capable of the detection of small numbers of microbes without the need for initial biological amplification.

MARKETS

  SatCon's objective is to capitalize on its technological developments from its internal and contract research and development projects to become a leading supplier of a new generation of intelligent, electromechanical and electro-optic products for aerospace, transportation, industrial, utility and food processing applications. These products, enabled by a revolution in the size, weight and efficiency of machines, provide competitive advantages in performance.

COMPETITION

  The Company is aware of direct and indirect competitors that employ similar technology and have extensive research and development facilities in both government and commercial markets. The Company is aware of large companies, as well as small companies, entering the markets in which the Company competes and expects competition to intensify either through direct competition or the development of alternative technologies.

  Although the Company is not as well capitalized as some of its competitors and is more limited in terms of its facilities and number of personnel, its strategy is to compete with larger companies on the basis of its technical skills and proprietary know-how. The Company also has access to university researchers in the greater Boston area, many of whom are experts in the fields of magnetic and electro-optic technologies. The Company continues to pursue strategic alliances with investment and commercial partners.

  The industries served by the Company are highly competitive and a number of companies are involved in extensive research and development programs designed to address the technological challenges which the Company is seeking to address through its development programs. Many of these companies are larger and better financed than the Company. As a result, there can be no assurance that customers will not select technologies developed by or under development by other companies or that potential customers will select the Company's technologies to address both existing and potential markets. Accordingly, the Company will need to develop technologies that address customers' needs in a cost-effective and timely manner. There can be no assurance that the Company will be successful in these efforts, that technologies developed by other companies will not be selected or that potential customers for the Company's technologies will adopt the Company's technologies in a timely manner, if at all.

PATENTS AND PROPRIETARY INFORMATION

  The Company currently owns 16 United States patents that expire between 2007 and 2015. The Company has 12 patent applications pending with the U.S. Patent and Trademark Office.

  As a qualifying small business, the Company has retained commercial ownership rights to proprietary technology developed under various U.S. Government contracts and grants, including Small Business Innovation Research ("SBIR") contracts.

  In addition to its patent rights, the Company relies upon the treatment of its technology as trade secrets and uses confidentiality agreements to assign to the Company all rights to patents, technical, or other information developed by employees during their employment with the Company. The Company's employees have also agreed not to disclose any trade secret or confidential information without the prior written consent of the Company. Notwithstanding these confidentiality agreements, there can be no assurance that other companies will not acquire information that the Company considers proprietary. Moreover, while the Company intends to defend vigorously its patents against infringement by third parties, there can be no assurance that the Company's patents will be enforceable or provide the Company with meaningful protection from competitors or that an application for a patent will be allowed. No assurances can be given as to the issuance of additional patents or, if issued, as to their scope. Patents granted may not provide meaningful protection from competitors. Even if a competitor's products were to infringe upon patents owned by the Company, it would be very costly for the Company to pursue its rights in an enforcement action, which would also divert funds and resources which otherwise could be used in the Company's operations. Furthermore, there can be no assurance that the Company would be successful in enforcing intellectual property rights or that the Company may not infringe upon patent or intellectual property rights of third parties. To date, the Company has not been required to defend its patents or proprietary information against claims by third parties.

RESEARCH AND DEVELOPMENT

  Approximately $7,966,000 or 51% of the Company's revenue during fiscal year 1998 were attributable to research and development activities funded by commercial customers and U.S. Government agency sponsors. Under the agreements funded by the U.S. Government, the government retains a royalty-free license to use the technology developed for government purposes and the Company retains exclusive rights to the technology for commercial and industrial applications. The rights to technology developed under contracts funded by commercial customers are negotiated on a case by case basis.

  The Company expended approximately $346,000, $2,489,000 and $894,000 on internally-funded research and development during fiscal year 1998, 1997 and 1996. Beacon's 20C1000 Cable/Telecom Flywheel System and the introduction of SatCon's ISAM product accounted for the majority of the fiscal year 1998 and 1997 internally-funded costs. The development of drive train components for hybrid electric vehicles in the automotive industry as well as further development of the flywheel energy storage systems for the cable industry accounted for the majority of fiscal year 1996 internally-funded costs.

GOVERNMENT REGULATION

  The Company has entered into certain U.S. Government contracts that require compliance with applicable U.S. Government regulations. The Company's contracts with the U.S. Government consist primarily of research and development contracts, many of which are awarded under the SBIR Program.

  As a party to a number of contracts with the U.S. Government and its agencies, the Company must comply with extensive regulations, including regulations with respect to bidding on proposals and billing practices. These research and development contracts are generally subject to cancellation at the U.S. Government's sole discretion. In the event that the U.S. Government or its agencies conclude that the Company has not adhered to federal regulations, any contracts to which the Company is a party could be canceled. The Company could be prohibited from bidding on future contracts which would have a material adverse effect on the Company. All payments to the Company for work performed on contracts with agencies of the U.S. Government are subject to adjustment upon audit by the U.S. Government Defense Contract Audit Agency, the General Accounting Office and other agencies. The Company could also be required to disgorge any payments received from U.S. Government agencies if it is found to have violated federal regulations.

  The commercialization of the Company's technologies for use in various industries may also be affected by federal and state legislative and regulatory changes affecting such industries.

MANUFACTURING AND SUPPLIERS

  During fiscal year 1997, the Company acquired MagMotor, a manufacturer of custom electric motors, and FMI, a manufacturer of custom integrated circuits. The Company is in the process of transitioning the production of key components of its products to these manufacturing companies. In addition, the Company intends to continue to acquire manufacturing capabilities to support its product development efforts and product line expansion. If the Company is successful in obtaining market penetration of its products, the Company will be required to deliver large volumes of quality products or components to its customers on a timely basis at reasonable costs to the Company. When necessary, the Company intends to seek to supplement its manufacturing capabilities by establishing relationships with manufacturing organizations to deliver large volumes of its products until such time as the Company can develop its own manufacturing expertise and capacity. No assurance can be given that the Company will be able to successfully establish relationships with third party manufacturing organizations or, if such relationships are established, that they will be successful.

  The principal materials and supplies used by the Company are available from several commercial sources and the Company does not depend on any single source for a significant portion of its materials or supplies.

BACKLOG

  The Company's backlog consists primarily of research and development contracts and orders for multi-chip modules and hybrid products. At September 30, 1998, the backlog was approximately $10,000,000 for work to be performed and products to be shipped during the fiscal year ending September 30, 1999 and beyond. Many of the Company's contracts may be canceled at any time with limited or no penalty. Also, contract awards may be subject to funding approval from the U.S. Government and commercial entities, which involves political, budgetary and other considerations over which the Company has no control. The Company's backlog at September 30, 1997 was approximately $10,500,000.

SIGNIFICANT CUSTOMERS

  The U.S. Department of Defense accounted for approximately 22.2% of the Company's fiscal year 1998 revenue.

EMPLOYEES

  At September 30, 1998, the Company employed a total of 151 people; 146 on a regular full-time basis, 3 on a regular part-time basis and 2 student interns. In addition, at September 30, 1998, Beacon employed 20 people on a regular full-time basis. Some of the Company's employees are affiliated with large universities located in the greater Boston area. Approximately 57 persons are employed in engineering, 63 in manufacturing, 23 in administration and 8 in sales and marketing. None of these employees are represented by a union. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

  The Company leases 45,820 square feet of office and laboratory space at 161 First Street, Cambridge, Massachusetts under a primary lease expiring on October 31, 2003 and an additional 8,343 square feet located at 6245 East Broadway Boulevard, Suite 350, Tucson, Arizona under a primary lease expiring on March 31, 2001. The Company also leases approximately 14,757 square feet of manufacturing space at 530 Turnpike Street, North Andover, Massachusetts under a primary lease expiring on July 31, 2002 and approximately 17,000 square feet at 121 Higgins Street, Worcester, Massachusetts under a primary lease expiring on March 31, 2003.

  Effective November 5, 1997, the Company entered into an agreement to sub-lease 8,930 square feet at 161 First Street to a third party and effective July 15, 1998, the Company entered into an agreement to sub-lease an additional 3,952 square feet at 161 First Street to the same third party.

  The Company believes its facilities are adequate for its current needs and that adequate facilities for expansion, if required, are available.

ITEM 3. LEGAL PROCEEDINGS

  On October 15, 1997, the Company received a letter from the Department of the Air Force stating that it may terminate for default a contract between the Air Force and the Company for development of a satellite component, unless perceived performance problems were cured. In the event of an actual default, the Company could be liable for extra costs incurred by the Government in developing the component. The Company has had several discussions with the Air Force in order to resolve this issue. The Company informed the Air Force contracting officer of its belief that a termination for default is not warranted.

  On December 15, 1997, the Air Force issued a "Show Cause Notice" to the Company requiring the Company to demonstrate to the Air Force why the contract should not be terminated "for cause." On December 31, 1997, the Company responded to the Air Force's "Show Cause Notice," explaining its view that the Company should not be terminated for cause.

  On December 12, 1997, FMI filed suit against Albert R. Snider for breach of certain representations made by Mr. Snider, including statements of inventory balances, in the Asset Purchase Agreement dated as of April 3, 1997, between FMI and Mr. Snider relating to the purchase by SatCon of the business of FMI. The suit was filed in the United States District Court in Boston, Massachusetts. This lawsuit was dismissed because settlement discussions between the Company and Mr. Snider were ongoing. However, those settlement discussions were unsuccessful and the lawsuit was reinstated on July 17, 1998. Mr. Snider filed counterclaims seeking, among other things, payments allegedly due from the Company under a promissory note. Mr. Snider's motion for partial summary judgement in the promissory note counterclaim was denied by the District Court on October 15, 1998. The parties have recently initiated discovery. SatCon believes it has sufficient reserves on the books of FMI for the overstatement in inventory balances.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is traded on the Nasdaq National Market ("NASDAQ") under the trading symbol "SATC." As of December 31, 1998 there were approximately 199 shareholders of record.

  For the periods reported below, the following table sets forth the range of high and low bid quotations for the Common Stock as reported by NASDAQ. Such quotations represent inter-dealer quotations without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions. As of December 31, 1998 the closing price for the Company's Common Stock, as reported by NASDAQ, was $5.6875.

                                                     FISCAL YEAR    FISCAL YEAR
                                                         1998          1997
                                                    -------------- -------------
                                                         BID            BID
                                                    -------------- -------------
                                                     HIGH    LOW    HIGH   LOW
                                                    ------- ------ ------ ------
     First Quarter................................. $14.375 $8.750 $8.625 $5.625
     Second Quarter................................  14.250 10.875  9.125  5.750
     Third Quarter.................................  12.625  8.000 10.500  5.750
     Fourth Quarter................................   9.188  5.000 13.375  7.500

DIVIDEND POLICY

  The Company has not paid cash dividends on its Common Stock since its inception and has no intention of paying any cash dividends to its stockholders in the foreseeable future. The Company intends to reinvest earnings, if any, in the development and expansion of its business. Any declaration of dividends in the future will be at the election of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions, requirements of any bank lending arrangements that may then be in place and other pertinent factors.

RECENT SALES OF UNREGISTERED SECURITIES

  On June 5, 1998, the Company issued to certain individuals, in settlement of a claim asserted against the Company, Common Stock Purchase Warrants to purchase up to 63,848 Shares of Common Stock at an exercise price of $11.43 per share. These warrants expire on November 11, 1999 and were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

  On November 11, 1998, the Company issued to certain individuals, who formerly held warrants issued by the Company in connection with the Company's initial public offering in November 1992, Common Stock Purchase Warrants to purchase up to 67,125 shares of the Company's Common Stock at an exercise price of $11.43 per share. These warrants expire on November 11, 1999 and were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

  On January 4, 1999, the Company issued 100,000 shares of Common Stock to two individuals in connection with K&D MagMotor Corp.'s, a wholly-owned subsidiary of the Company, purchase of certain assets and assumption of certain liabilities of Inductive Components, Inc. and Lighthouse Software, Inc. These shares were issued in reliance upon the exemptions from registration under
Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data set forth below for the years ended September 30, 1998, 1997, 1996, 1995, and 1994 has been derived from the financial statements of the Company which have been audited by PricewaterhouseCoopers LLP, independent accountants. This information should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere in this Annual Report on Form 10-K.

STATEMENT OF OPERATIONS DATA:

                                       FOR THE YEARS ENDED SEPTEMBER 30,
                          ---------------------------------------------------------------
                             1998         1997         1996         1995         1994
                          -----------  -----------  -----------  -----------  -----------
Revenue.................  $15,485,923  $12,466,335  $ 9,384,588  $11,475,427  $18,016,987
                          -----------  -----------  -----------  -----------  -----------
Cost of revenue.........   10,991,202   10,071,150    6,394,830    9,493,963   13,861,274
Selling, general and ad-
 ministrative
 expenses...............    4,787,070    6,197,951    5,569,285    2,511,999    2,075,734
Research and develop-
 ment...................      346,161    2,489,207      893,628    1,937,241      461,068
Goodwill amortization...      290,957      120,467          --           --           --
                          -----------  -----------  -----------  -----------  -----------
  Total operating ex-
   penses...............   16,415,390   18,878,775   12,857,743   13,943,203   16,398,076
                          -----------  -----------  -----------  -----------  -----------
Operating income/(loss).     (929,467)  (6,412,440)  (3,473,155)  (2,467,776)   1,618,911
Loss from Investment in
 Beacon Power Corpora-
 tion...................   (3,541,817)         --           --           --           --
Interest income, net....      169,655      269,198      463,840      451,034      409,337
                          -----------  -----------  -----------  -----------  -----------
Income/(loss) before in-
 come taxes.............   (4,301,629)  (6,143,242)  (3,009,315)  (2,016,742)   2,028,248
Provision/(benefit) for
 income taxes...........        3,872          --      (144,479)    (806,697)     803,356
                          -----------  -----------  -----------  -----------  -----------
Net income/(loss).......  $(4,305,501) $(6,143,242) $(2,864,836) $(1,210,045) $ 1,224,892
                          ===========  ===========  ===========  ===========  ===========
Net income/(loss) per
 weighted
 average common share,
 basic..................  $      (.48) $      (.77) $      (.39) $      (.17) $       .19
                          ===========  ===========  ===========  ===========  ===========
Net income/(loss) per
 weighted
 average common share,
 diluted................  $      (.48) $      (.77) $      (.39) $      (.17) $       .17
                          ===========  ===========  ===========  ===========  ===========
Weighted average number
 of common shares, ba-
 sic....................    8,956,671    7,959,309    7,285,756    7,079,855    6,601,282
Weighted average number
 of common shares, di-
 luted..................    8,956,671    7,959,309    7,285,756    7,079,855    7,367,481

BALANCE SHEET DATA:

                                              AT SEPTEMBER 30,
                         -----------------------------------------------------------
                            1998        1997        1996        1995        1994
                         ----------- ----------- ----------- ----------- -----------
Total assets............ $18,166,590 $20,709,438 $17,277,517 $19,792,966 $22,274,534
Total long term obliga-
 tions.................. $   221,462 $   322,897         --          --          --
Total liabilities....... $ 2,752,583 $ 2,630,301 $ 1,178,349 $ 1,040,251 $ 2,768,493
Working capital......... $ 8,504,471 $10,595,294 $11,011,170 $15,615,645 $18,172,529
Stockholders' equity.... $15,414,007 $18,079,137 $16,099,168 $18,752,715 $19,506,041
Dividends per share.....         --          --          --          --          --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

  SatCon Technology Corporation (the "Company" or "SatCon") was organized as a Massachusetts corporation in February 1985 and reincorporated in Delaware in 1992. SatCon itself and through its subsidiaries, designs, develops and manufactures and sells hardware and software systems relating to energy storage, energy conservation and power management with an emphasis on environmentally friendly approaches

  It is the Company's strategy to accelerate its technological developments by continuing to expand its externally funded contract research and development from both government and commercial sources. The Company can then leverage this funding to develop products that the Company believes can both be sold to government agencies and transition into high volume commercial products. Recent changes in the SBIR program provide a new mechanism to pursue government Phase III pre-production programs on a sole-source, non-competitive basis. In most instances, individual components have multiple applications across these markets.

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

RESULTS OF OPERATIONS

  During fiscal year 1998 the Company initiated several actions to advance the development and market introduction of new products, to establish a product manufacturing base capable of supplying key components of SatCon's products, and to improve the future profitability of the Company. These actions include the production of the ISAM system and the introduction of a standard product line of linear regulators. In addition, during a recapitalization of Beacon in December 1997, the Company converted a significant portion of its ownership of Beacon to preferred stock. The Company retained approximately 19.9% of Beacon's outstanding voting stock. Although the Company owned less than 20% of the outstanding voting stock of Beacon, based on other factors there was a presumption that the Company had the ability to exercise significant influence, and the equity method was required for the fair presentation subsequent to this recapitalization. The Company's share of losses from Beacon is shown as a single amount in the statement of operations, "Loss from Investment in Beacon Power Corporation." The effects of these actions on the Company's financial performance during fiscal year 1998 are discussed below.

  The following table sets forth, for the periods indicated, the percentage of revenue for certain items in the Company's Statement of Operations for each period:

                                 FOR THE YEARS
                                     ENDED
                                 SEPTEMBER 30,
                               -------------------
                               1998   1997   1996
                               -----  -----  -----
     Revenue.................  100.0% 100.0% 100.0%
     Cost of revenue.........   71.0   80.8   68.1
     Selling, general and ad-
      ministrative expenses..   30.9   49.7   59.4
     Research and development
      expenses...............    2.2   20.0    9.5
     Goodwill amortization...    1.9    1.0    --
     Total operating expenses
      (excluding cost of rev-
      enue)..................   35.0   70.7   68.9
     Operating loss..........   (6.0) (51.5) (37.0)
     Loss from Investment in
      Beacon Power Corpora-
      tion...................  (22.9)   --     --
     Interest income, net....    1.1    2.2    4.9
     Loss before income tax-
      es.....................  (27.8) (49.3) (32.1)
     Provision/(benefit) for
      income taxes...........    --     --    (1.5)
     Net loss................  (27.8) (49.3) (30.6)

 YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1997

  Revenue. The Company's revenue increased by approximately $3,020,000 or 24.2% from 1997 to 1998. The increase is due to the increase of revenue from the sale of manufactured products offset by a decrease in revenue on research and development contracts. During 1997, the Company acquired K&D MagMotor Corporation ("MagMotor") and Film Microelectronics, Inc. ("FMI") as wholly-owned subsidiaries which provided for additional revenue of approximately $476,000 and $3,316,000, respectively, for the year ended September 30, 1998. These increases in revenue were partially offset by a decrease in revenue of approximately $232,000 related to research and development contracts.

  Cost of revenue. Cost of revenue increased approximately $920,000 or 9.1% from 1997 to 1998. The increase is primarily due to the addition of cost of revenue associated with MagMotor and FMI of approximately $656,000 and $2,135,000, respectively. These increases in cost of revenue were offset by a decrease in cost of revenue on research and development contracts of approximately $961,000.

  Selling, general and administrative. Selling, general and administrative expenses decreased approximately $1,411,000 or 22.8% from 1997 to 1998. The decrease is the result of consolidating the Tucson Space Division into the Technology Center, the recapitalization of Beacon and the continued management of selling, general and administrative costs. During 1997, the Company established a reserve of approximately $498,000 for expenses, primarily lease cancellation costs relating to consolidating the Tucson Space Division into the Technology Center. At September 30, 1998, the Company had a reserve of $100,000, primarily relating to the lease cancellation costs. During 1997, the Company formed Beacon, a wholly-owned subsidiary, to continue the work of its Energy Systems Division. During a recapitalization of Beacon in December 1997, the Company converted a significant portion of its ownership of Beacon to convertible preferred stock. The Company retained approximately 19.9% of Beacon's outstanding voting stock. Although the Company owned less than 20% of the outstanding voting stock of Beacon, based on other factors, there was a presumption that the Company had the ability to exercise significant influence, and the equity method was required for the fair presentation subsequent to this recapitalization. The Company's share of losses from Beacon is shown as a single amount in the statement of operations, "Loss from Investment in Beacon Power Corporation." These decreases were partially offset by increases of approximately $225,000 and $813,000 of expenses related to MagMotor and FMI, respectively.

  Research and development. Internally funded research and development expenses decreased approximately $2,143,000 or 86.1% from 1997 to 1998. During 1997, the Company recognized certain capitalized product development costs, in the amount of approximately $2,593,000, rather than amortizing these costs over future years' revenue based on the uncertainty of future revenue. These costs related primarily to Beacon's 20C1000 Cable/Telecom Flywheel system development efforts and the ISAM product. This decrease was partially offset by an increase in cost due to the continued development of the flywheel energy storage system incurred by Beacon for the period from October 1, 1997 to December 24, 1997.

  Goodwill amortization. Goodwill amortization increased approximately $170,000 or 141.5% from 1997 to 1998. The increase is the result of a full year of goodwill amortization related to goodwill in connection with the acquisitions of MagMotor and FMI completed in 1997.

  Loss from Investment in Beacon Power Corporation. On May 20, 1997, the Company formed its subsidiary, Beacon, through a strategic partnership with Duquesne Enterprises, a subsidiary of DOE, Inc., to manufacture and distribute the Company's flywheel energy storage systems. Duquesne Enterprises made an initial investment totaling $5,000,000 in the Company to fund flywheel product development. Beacon assumed the activities of the Company's Energy Systems Division which was formed in October 1995 to focus on the product development and marketing of flywheel "Inertial Battery" systems for such markets as utilities, cable television and telecommunications, where uninterruptible power supplies (UPS) are critical to maintaining services. In December 1997, Beacon obtained equity financing from private investors and the Company converted a significant portion of its ownership of Beacon to convertible preferred stock. The Company retained approximately 19.9% of Beacon's outstanding voting stock. On October 23, 1998, Beacon completed a $4,750,000 private placement of equity securities with Perseus Capital L.L.C., Duquesne Enterprises and Micro

Generation Technology Fund, L.L.C. Beacon will utilize the proceeds from the private placement toward the completion of the commercialization of the 20C1000 Cable/Telecom Flywheel System. Beacon's focus is limited to providing flywheel energy storage products for stationary terrestrial applications.

  As set forth in Note J to the Company's audited consolidated financial statements for the year ended September 30, 1997, upon converting the majority of its equity ownership interest in Beacon to convertible preferred stock in December 1997, the Company believed that the appropriate accounting treatment for its investment in Beacon was to account for the investment on the cost basis and to treat Beacon as a non-consolidated entity. The Company has reported its financial results since the second quarter of 1998 without reflecting Beacon's losses in its results of operations and showing its investment in Beacon at cost on its balance sheet.

  In auditing the Company's financial statements for the year ended September 30, 1998, the Company's independent accountants advised the Company that the treatment of Beacon as a non-consolidated entity was inappropriate for the period subsequent to December 1997 and prior to the October 1998 financing. Consequently, the Company will be required to amend its financial results for the second and third quarters of fiscal year 1998 and has included approximately $3,542,000 of loss from its investment in Beacon since December 1997 in the financial statements for the year ended September 30, 1998. This resulted in a net loss of approximately $4,306,000 (or $.48 per share) for the year ended September 30, 1998. The balance sheet reflects a corresponding increase in retained earnings/(deficit). The loss reported in connection with Beacon has not affected the business prospects or cash position of either the Company or Beacon and the Company has no further funding commitments to Beacon.

  The Company has been advised by its independent accountants that they concur with the Company's view that the Company is neither required to consolidate nor reflect its pro-rata share of Beacon's losses for any period subsequent to the third-party financing Beacon obtained in October 1998. Consequently, during the fiscal year ended September 30, 1999, the Company will carry its investment in Beacon at its remaining cost of approximately $1,458,000 and will not be consolidating or otherwise reflecting Beacon's results of operations in its financial statements.

  The Company will continue to review its investment in Beacon. While the Company continues to be optimistic regarding the long term prospects for Beacon and the flywheel technology, Beacon has not yet successfully introduced a flywheel product and will need substantial additional financing to continue its operations. If in the future the Company determines that its investment in Beacon does not have any remaining value, the Company would take appropriate actions to write-off the remaining cost of its investment.

  Interest income, net. Interest income, net decreased approximately $100,000 or 37.0% from 1997 to 1998. The decrease is primarily the result of the decrease in marketable securities of approximately $1,319,000 or 66.7% from 1997 to 1998.

 YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1996

  Revenue. The Company's revenue increased approximately $3,082,000 or 32.8% from 1996 to 1997. The increase is due to the introduction of revenue from the sale of manufactured products as well as an increase in revenue on research and development contracts. During 1997, the Company acquired MagMotor and FMI as wholly-owned subsidiaries which provided for incremental revenue of approximately $1,135,000 and $2,595,000, respectively. Revenue from the Company's new ISAM product contributed approximately $540,000 of additional revenue. Approximately $1,295,000 of the increase in revenue related to an increase in revenue on research and development contracts. These increases were partially offset by a decrease in revenue of approximately $3,410,000 from contracts with Chrysler Corporation for the development of drive train components as part of the Patriot Hybrid Vehicle Program. During 1996, Chrysler Corporation announced the cancellation of the Patriot Hybrid Vehicle Program. Chrysler also announced that it intends to transition technologies utilized in the Patriot Program to their Hybrid-Electric Vehicle program being sponsored by the U.S. Government's Super Car Initiative.

  Cost of revenue. Cost of revenue increased approximately $3,676,000 or 57.5% from 1996 to 1997. The increase is primarily due to the addition of cost of revenue associated with MagMotor and FMI of approximately $797,000 and $1,886,000, respectively, and increased cost of revenue on research and development contracts accounting for an additional $696,000. In addition, the Company established a reserve of approximately $910,000 in connection with the cost to complete a number of commercial development contracts. These increases were partially offset by a decrease in cost of revenue on contracts with Chrysler Corporation.

  Selling, general and administrative. Selling, general and administrative expenses increased approximately $629,000 or 11.3% from 1996 to 1997. Approximately $250,000 and $570,000 of the increase is due to selling, general and administrative expenses related to MagMotor and FMI, respectively. In addition, the Company established a reserve of approximately $498,000 for expenses, primarily lease cancellation costs relating to consolidating the Tucson Space Division into the Technology Center. These increases are offset by a decrease of approximately $800,000 primarily due to the management of travel and other selling and administrative costs.

  Research and development. Internally funded research and development expenses increased approximately $1,596,000 or 178.6% from 1996 to 1997. Approximately $2,593,000 of the increase is related to the Company's decision to recognize certain capitalized product development costs in fiscal year 1997 rather than amortizing the costs over future years' revenue based on the uncertainty of future sales. These costs related primarily to Beacon's 20C1000 Cable/Telecom Flywheel system development efforts and the ISAM product. These costs are partially offset by the reversal of a reserve for a fiscal year 1996 dispute over contractual terms. Management believes that the reserve is no longer necessary and that the financial statements properly reflect the ultimate impact of this matter.

  Goodwill amortization. The Company recognized approximately $120,000 of goodwill amortization in 1997 related to goodwill in connection with the acquisition of MagMotor and FMI.

  Interest income, net. Interest income, net decreased approximately $195,000 or 37.0% from 1996 to 1997. The decrease is primarily the result of the decrease in marketable securities of approximately $1,459,000 or 42.5% from 1996 to 1997.

LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 1998, the Company's cash and cash equivalents were approximately $1,202,000, a decrease of approximately $3,055,000 from September 30, 1997. Cash used in operating activities during 1998 was approximately $2,383,000 as compared to cash used in operating activities of approximately $3,482,000 during fiscal year 1997. This was primarily the result of an increase in inventory related to the introduction of new standard products.

  Cash used in investing activities, as of September 30, 1998, was approximately $2,261,000. This relates primarily to the investment in Beacon and capital expenditures of manufacturing and inspection equipment. This was partially offset by the sale and maturity of approximately $1,341,000 of marketable securities.

  Cash provided by financing activities as of September 30, 1998, was approximately $1,590,000. This relates primarily to proceeds from the exercise of options and warrants to purchase common stock.

  On December 16, 1998, the Company obtained a $2,000,000 discretionary demand line of credit (the "Line of Credit"), bearing interest at the bank's prime rate of interest plus 1 1/2%. Available borrowings are based on a formula of eligible accounts receivable and inventory and will be used for capital expenditures, working capital and general corporate purposes.

  The Company anticipates that existing cash resources, cash flow from operations and the Line of Credit will be sufficient to fund its operations at least through September 30, 1999 and to repurchase up to 5 percent of the Company's outstanding shares under a stock repurchase program (the "Repurchase Program") provided that the Company meets its operating plan. Under the Repurchase Program, the Company plans to purchase shares of its Common Stock on the open market from time to time, depending on market conditions. To the extent cash flow from operations is insufficient to fund the Company's activities, it may be necessary to raise additional funds through equity or debt financing. The Company's ability to generate cash from operations depends upon, among other things, revenue growth, its credit and payment terms with vendors and collections of accounts receivable. If such sources of cash prove insufficient, the Company will be required to make changes in its operations or to seek additional debt or equity financing. There can be no assurances that cash generated from operations will be sufficient to meet its operating requirements or that additional debt or equity financing will be available on terms acceptable to the Company, or at all.

FACTORS AFFECTING FUTURE RESULTS

  The Company's future results remain difficult to predict and may be affected by a number of factors which could cause actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K and presented elsewhere by management from time to time. These factors include business conditions within the automotive, telecommunications, industrial machinery and semiconductor industries and the world economies as a whole and competitive pressures that may impact research and development spending. The Company's revenue growth is dependent on technology developments and contract research and development for both the government and commercial sectors and no assurance can be given that such investments will continue or that the Company can successfully obtain such funds. In addition, the Company's future growth opportunities are dependent on the introduction of new products that must penetrate automotive, telecommunications, industrial and computer market segments. No assurance can be given that new products can be developed, or if developed, will be successful, that competitors will not force prices to an unacceptably low level or take market share from the Company or that the Company can achieve or maintain profits in these markets. Because of these and other factors, past financial performances should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the Company's stock price frequently experiences significant volatility.

  On October 23, 1998, the Company entered into a Securities Purchase Agreement, by and among Beacon Power Corporation ("Beacon"), Perseus Capital L.L.C. ("Perseus"), Duquesne Enterprises ("Duquesne") Micro Generation Technology Fund, L.L.C. ("Micro", and together with Perseus and Duquesne the "Purchasers") and the Company. Pursuant to the terms of the agreement, (i) the Purchasers purchased from Beacon and Beacon issued, sold and delivered to the Purchasers 1,900,000 shares (the "Shares") of Beacon's Class D Preferred Stock, $.01 par value per share; (ii) the Purchasers have the right to receive certain warrants to purchase shares of Beacon's common stock, $.01 par value per share (Beacon's Common Stock"); (iii) the Company granted the Purchasers the right (the "Put Right") to cause the Company, in circumstances described below, to purchase all of the Shares and all of Beacon's Common Stock issuable upon conversion of the Shares; and (iv) upon exercise of the Put Right pursuant to the terms of the agreement, the Company must pay the consideration contemplated by the agreement in shares of the Company's Common Stock, valued at the average fair value for the fifteen trading days before and after notice of exercise of the Put Right. The aggregate consideration received by Beacon was $4,750,000. The Put Right is exercisable within sixty days of the second, third, forth and fifth anniversary of the closing date of the transaction, upon certain events of bankruptcy of Beacon and upon the occurrence of certain going private transactions involving the Company. If the Put Right were to be exercised, the Company would most likely recognize a loss equal to the value of the Company's shares issued upon exercise of the Put Right.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS 130 beginning in the first quarter of the fiscal year ending September 30, 1999.

  In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." SFAS is effective for fiscal years beginning after December 15, 1997 and establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products and services, geographical areas and major customers. The Company will adopt SFAS 131 beginning in the first quarter of the fiscal year ending September 30, 1999.

  In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 1999 and establishes a new model for accounting for derivatives and hedging activities. The Company will adopt SFAS 133 beginning in the first quarter of the fiscal year ending September 30, 2000.

  Adoption of SFAS 130, SFAS 131 and SFAS 133 are not expected to have a material impact to the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

EFFECTS OF INFLATION

  The Company believes that inflation over the past three years has not had a significant impact on the Company's revenue or operating results.

EFFECTS OF YEAR 2000

  The year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Certain computer programs that have date-sensitive software and use two digits only may recognize a date using "00" as the year 1900 rather than the year 2000.

  The Company recognizes the need to ensure its operations will not be adversely impacted by the Y2K software failures and has established a project team to address the Y2K risks. The project team has coordinated the identification of, and will coordinate the implementation of, changes to computer hardware and software applications that will attempt to ensure availability and integrity of the Company's information systems and the reliability of its operational systems and manufacturing processes. The Company is also assessing the potential overall impact of Y2K on its business, results of operations and financial position.

  The Company has reviewed its information and operational systems and manufacturing processes in order to identify those products, services or systems that are not Y2K compliant. As a result of this review, the Company has determined that it will be required to modify or replace certain information and operational systems so that they will be Y2K compliant. These modifications and replacements are being, and will continue to be, made in conjunction with the Company's overall system initiatives. The total cost of these Y2K compliance measures has not been, and is not anticipated to be, material to the Company's financial position or its results of operations. The Company expects to complete its Y2K project during fiscal year 1999. Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of Y2K compliance issues. Accordingly, the Company has not adopted any formal contingency plan in the event its Y2K project is not completed in a timely manner. These costs and the timing in which the Company plans to complete its Y2K modifications and testing processes are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Y2K problems, that remedial efforts will not involve significant time and expense or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

  The Company also faces risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business do not comply with the Y2K requirements. The Company is identifying significant suppliers and customers to determine the extent to which the Company is vulnerable to these third parties' failure to remediate their own Y2K issues. In the event any such third party cannot provide the Company the products, services or systems that meet the Y2K requirements on a timely basis, the Company's results of operations could be materially and adversely affected. To the extent Y2K issues cause significant delays in, or cancellation of, decisions to purchase the Company's products or services, the Company's business, results of operations or financial position would be materially adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

  The Company maintains an investment portfolio consisting of debt securities of various issuers, types and maturities. These securities are classified as available for sale, and consequently are recorded on the balance sheet at market value, with the unrealized gain or loss recorded through the equity section. These instruments are not leveraged, and are not held for purposes of trading.

  The following table summarizes derivative financial instruments included in marketable securities held by the Company at September 30, 1998, which are sensitive to changes in interest rates:

                         FOR THE YEARS ENDED SEPTEMBER 30,
                         ------------------------------------------
                                                                                  TOTAL    TOTAL
                                                                                   FACE     FAIR
DESCRIPTION               1999     2000     2001     2002     2003    THEREAFTER  VALUE    VALUE
-----------              ------   ------   ------   ------   ------   ---------- -------- --------
Floater.................                                               $350,000  $350,000 $325,500
  Average Interest Rate.    5.7%     5.7%     5.7%     5.7%     5.7%        5.7%
CMO.....................                                               $ 70,614  $ 70,614 $ 73,492
  Average Interest Rate.    5.4%     5.4%     5.4%     5.4%     5.4%        5.4%
Structured Notes........                                               $250,000  $250,000 $258,439
  Average Interest Rate.    6.0%     6.0%     6.0%     6.0%     6.0%        6.0%

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Report of Independent Accountants.........................................  19
Consolidated Financial Statements:
  Consolidated Balance Sheets as of September 30, 1998 and 1997...........  20
  Consolidated Statements of Operations for the Years Ended September 30,
   1998, 1997, and 1996...................................................  21
  Consolidated Statements of Changes in Stockholders' Equity for the Years
   Ended September 30, 1998, 1997, and 1996...............................  22
  Consolidated Statements of Cash Flows for the Years Ended September 30,
   1998, 1997, and 1996...................................................  23
  Notes to Consolidated Financial Statements..............................  24
  Schedule II; Valuation and Qualifying Accounts for the Years Ended Sep-
   tember 30, 1998, 1997, and 1996........................................  40

                       REPORT OF INDEPENDENT ACCOUNTANTS

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SatCon Technology Corporation and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                               PricewaterhouseCoopers LLP
Boston, Massachusetts
December 17, 1998 except as to the information in Note R, for which the date is January 4, 1999

                         SATCON TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                    SEPTEMBER 30, SEPTEMBER 30,
                                                        1998          1997
                                                    ------------- -------------
                                    ASSETS
Current assets:
  Cash and cash equivalents........................  $ 1,201,610   $ 4,256,504
  Marketable securities (Note B)...................      657,431     1,976,400
  Accounts receivable, net of allowance of $51,836
   in 1998 and $159,243
   in 1997.........................................    3,347,405     2,965,559
  Unbilled contract costs, net of allowance of
   $57,611 in 1998 and $1,130,468
   in 1997 (Note C)................................    1,196,318     1,709,826
  Inventory (Note D)...............................    3,678,067     1,577,483
  Prepaid expenses and other assets................      358,308       416,926
  Amounts due from related party (Note F)..........      596,453           --
                                                     -----------   -----------
    Total current assets...........................   11,035,592    12,902,698
Property and equipment, net (Note E)...............    2,677,786     4,784,355
Intangibles, net (Note P)..........................    2,967,988     2,992,659
Investment in Beacon Power Corporation (Note F)....    1,458,183           --
Other assets.......................................       27,041        29,726
                                                     -----------   -----------
    Total assets...................................  $18,166,590   $20,709,438
                                                     ===========   ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................  $ 1,447,897   $   850,208
  Accrued payroll and payroll related expenses.....      352,701       392,235
  Deferred revenue.................................      197,930       191,128
  Accrued costs for consolidation of facilities
   (Note H)........................................      100,000       498,000
  Other accrued expenses...........................      285,999       290,049
  Current portion of long-term debt (Note G).......      146,594        85,784
                                                     -----------   -----------
    Total current liabilities......................    2,531,121     2,307,404
Long-term liabilities:
  Note Payable.....................................          --          6,737
  Long-term debt (Note G)..........................      221,462       316,160
                                                     -----------   -----------
    Total long-term liabilities....................      221,462       322,897
Commitments and contingencies (Note H).............
Stockholders' equity:
  Preferred stock; $.01 par value, 1,000,000 shares
   authorized; none issued
   and outstanding (Note L)........................          --            --
  Common stock, $.01 par value, 15,000,000 shares
   authorized; 9,018,549 and 8,769,146 shares is-
   sued at September 30, 1998 and 1997, respec-
   tively
   (Note K)........................................       90,185        87,691
  Additional paid-in capital.......................   28,377,718    26,576,600
  Retained earnings/(deficit)......................  (12,870,440)   (8,564,939)
  Net unrealized losses on marketable securities,
   net of tax effect (Note B)......................      (10,380)      (20,215)
  Treasury stock, at cost; 28,300 and 0 shares at
   September 30, 1998 and 1997, respectively.......     (173,076)          --
                                                     -----------   -----------
    Total stockholders' equity.....................   15,414,007    18,079,137
                                                     -----------   -----------
      Total liabilities and stockholders' equity...  $18,166,590   $20,709,438
                                                     ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                          -------------------------------------
                                             1998         1997         1996
                                          -----------  -----------  -----------
Revenue.................................  $15,485,923  $12,466,335  $ 9,384,588
                                          -----------  -----------  -----------
Cost of revenue.........................   10,991,202   10,071,150    6,394,830
Selling, general and administrative ex-
 penses.................................    4,787,070    6,197,951    5,569,285
Research and development expenses.......      346,161    2,489,207      893,628
Goodwill amortization...................      290,957      120,467          --
                                          -----------  -----------  -----------
Total operating expenses................   16,415,390   18,878,775   12,857,743
Operating loss..........................     (929,467)  (6,412,440)  (3,473,155)
Loss from Investment in Beacon Power
 Corporation............................   (3,541,817)         --           --
Interest income, net....................      169,655      269,198      463,840
                                          -----------  -----------  -----------
Net loss before income taxes............   (4,301,629)  (6,143,242)  (3,009,315)
Provision/(benefit) for income taxes....        3,872          --      (144,479)
                                          -----------  -----------  -----------
Net loss................................  $(4,305,501) $(6,143,242) $(2,864,836)
                                          ===========  ===========  ===========
Net loss per weighted average share, ba-
 sic and diluted........................  $      (.48) $      (.77) $      (.39)
                                          ===========  ===========  ===========
Weighted average number of common
 shares, basic and diluted..............    8,956,671    7,959,309    7,285,756



   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                                         NET
                                                                      UNREALIZED
                                            ADDITIONAL    RETAINED     LOSS ON                           TOTAL
                           COMMON   COMMON    PAID-IN    EARNINGS /   MARKETABLE TREASURY TREASURY   STOCKHOLDERS'
                           SHARES    STOCK    CAPITAL    (DEFICIT)    SECURITIES  SHARES    STOCK       EQUITY
                          --------- ------- ----------- ------------  ---------- -------- ---------  -------------
Balance, September 30,
 1995...................  7,166,601 $71,666 $18,284,486 $    443,139   $(46,576)     --         --    $18,752,715
Net Loss................                                  (2,864,836)                                  (2,864,836)
Exercise of stock op-
 tions..................    192,473   1,925     202,723                                                   204,648
Change in net unrealized
 losses on marketable
 securities.............                                                  6,641                             6,641
                          --------- ------- ----------- ------------   --------   ------  ---------   -----------
Balance, September 30,
 1996...................  7,359,074 $73,591 $18,487,209 $ (2,421,697)  $(39,935)     --         --    $16,099,168
Net Loss................                                  (6,143,242)                                  (6,143,242)
Exercise of stock op-
 tions..................    161,934   1,619     408,390                                                   410,009
Change in net unrealized
 losses on marketable
 securities.............                                                 19,720                            19,720
Stock issued in acquisi-
 tion
 (Note P)...............    450,000   4,500   2,871,750                                                 2,876,250
Securities purchase
 agreement (Note F).....    798,138   7,981   4,809,251                                                 4,817,232
                          --------- ------- ----------- ------------   --------   ------  ---------   -----------
Balance, September 30,
 1997...................  8,769,146 $87,691 $26,576,600 $ (8,564,939)  $(20,215)     --         --    $18,079,137
Net loss................                                  (4,305,501)                                  (4,305,501)
Exercise of stock op-
 tions..................    100,266   1,003     580,736                                                   581,739
Exercise of warrants....    149,137   1,491   1,220,382                                                 1,221,873
Treasury stock pur-
 chased.................                                                          28,300  $(173,076)     (173,076)
Change in net unrealized
 losses on marketable
 securities.............                                                  9,835                             9,835
                          --------- ------- ----------- ------------   --------   ------  ---------   -----------
Balance, September 30,
 1998...................  9,018,549 $90,185 $28,377,718 $(12,870,440)  $(10,380)  28,300  $(173,076)  $15,414,007
                          ========= ======= =========== ============   ========   ======  =========   ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                          -------------------------------------
                                             1998         1997         1996
                                          -----------  -----------  -----------
Cash flows from operating activities:
  Net loss..............................  $(4,305,501) $(6,143,242) $(2,864,836)
    Adjustments to reconcile net loss to
     net cash used in operating
     activities:
      Depreciation and amortization.....      676,240      969,010      820,991
      Allowance for unbilled contract
       costs............................      (19,065)     697,968      366,000
      Allowance for doubtful accounts...      (94,424)      28,324          --
      Write off impaired assets.........       50,104    2,593,558          --
      Loss from Investment in Beacon
       Power
       Corporation......................    3,541,817          --           --
      Changes in operating assets and
       liabilities:
        Accounts receivable.............     (318,859)     535,797     (905,787)
        Prepaid expenses and other as-
         sets...........................      (11,860)      62,174      222,821
        Unbilled contract costs.........      532,573     (749,462)    (532,886)
        Inventory.......................   (2,117,372)    (403,302)         --
        Other assets....................     (607,245)     212,339     (221,772)
        Accounts payable................      597,689     (385,868)     (19,907)
        Accrued costs for consolidation
         of facilities..................     (398,000)     498,000          --
        Accrued expenses and payroll....       90,516   (1,396,970)     236,225
        Deferred income taxes...........          --           --      (173,283)
                                          -----------  -----------  -----------
    Total adjustments...................    1,922,114    2,661,568     (207,598)
                                          -----------  -----------  -----------
Net cash used in operating activities...   (2,383,387)  (3,481,674)  (3,072,434)
                                          -----------  -----------  -----------
Cash flows from investing activities:
  Purchases of marketable securities....          --      (600,000)  (1,450,000)
  Sales and maturities of marketable se-
   curities.............................    1,340,609    2,079,064    8,407,185
  Patent and intangible expenditures....     (522,483)    (150,534)    (156,843)
  Deferred financing fees...............          --        56,313      (56,313)
  Capital expenditures..................   (1,021,478)  (2,496,726)  (2,293,305)
  Acquisitions, net of cash acquired....          --      (112,986)         --
  Investment in Beacon Power Corpora-
   tion.................................   (2,058,066)         --           --
                                          -----------  -----------  -----------
Net cash (used in)/provided by investing
 activities.............................   (2,261,418)  (1,224,869)   4,450,724
                                          -----------  -----------  -----------
Cash flows from financing activities:
  Repayment of borrowings...............      (40,625)     (35,119)         --
  Proceeds from exercise of stock op-
   tions................................      581,739      410,009      204,648
  Proceeds from exercise of warrants....    1,221,873          --           --
  Proceeds from issuance of common
   stock................................          --     4,817,232          --
  Purchase of treasury stock............     (173,076)         --           --
                                          -----------  -----------  -----------
Net cash provided by financing activi-
 ties...................................    1,589,911    5,192,122      204,648
                                          -----------  -----------  -----------
Net (decrease)/increase in cash and cash
 equivalents............................   (3,054,894)     485,579    1,582,938
Cash and cash equivalents at beginning
 of year................................    4,256,504    3,770,925    2,187,987
                                          -----------  -----------  -----------
Cash and cash equivalents at end of
 year...................................  $ 1,201,610  $ 4,256,504  $ 3,770,925
                                          ===========  ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  SatCon Technology Corporation (the "Company" or "SatCon") was organized as a Massachusetts corporation in February 1985 and reincorporated in Delaware in 1992. SatCon itself and through its subsidiaries, designs, develops, manufacturers and sells hardware and software systems relating to energy storage, energy conservation and power management with an emphasis on environmentally friendly approaches.

  It is the Company's strategy to accelerate leading edge developments by continuing to expand its externally funded contract research and development from both government and commercial sources. SatCon can then leverage this funding to develop products that the Company believes can both be sold to government agencies and transition into high volume commercial products. Recent changes in the SBIR program provide a new mechanism to pursue government Phase III pre-production programs on a sole source non-competitive basis. In most instances, individual components have multiple applications across these markets.

 Basis of Consolidation

  The consolidated financial statements include the accounts of SatCon and its majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

 Revenue Recognition

  The Company performs research under cost-type, fixed-price, and time and material contracts and sells product prototypes. Revenue is recognized on the percentage-of-completion method based on the proportion of costs incurred to total estimated costs for each contract. Revenue recognized in excess of amounts billed are classified in current assets as unbilled contract costs. Certain contracts contain provisions for performance incentives. Such incentives are included in revenue when realization is assured. If a current contract estimate indicates a loss, a provision is made for the total anticipated loss. All payments to the Company for work performed on contracts with agencies of the U.S. Government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made.

  The Company also designs and manufactures standard products such as multi-chip modules and hybrids, custom electric motors, and integrated suspension and motor systems. Revenue from product sales is recognized upon shipment.

 Cash and Cash Equivalents

  Cash and cash equivalents include cash on hand, demand deposits and highly liquid investments with a maturity of three months or less when acquired. At September 30, 1997, $67,632 of cash and cash equivalents was reserved as collateral for a letter of credit drawn for the deposit on a facility lease.

 Marketable Securities

  The Company accounts for marketable securities in accordance with the Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

  Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale.

                         SATCON TECHNOLOGY CORPORATION

  Securities available for sale are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax effect, reported in a separate component of stockholders' equity except for unrealized losses determined to be permanent in nature. Such unrealized losses are included in the determination of net income in the period in which management determines the decline to be permanent. The Company is not actively involved in the purchase and sale of investments classified as trading. At September 30, 1998 and 1997, the Company had no investments that qualified as trading or held to maturity.

  The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method. At September 30, 1997, $600,000 of marketable securities was reserved as collateral for an operating lease.

 Inventory

  Inventories are stated at the lower of cost or market and costs are determined based on the first-in, first-out method of accounting.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the asset's estimated useful life. The estimated useful lives of property and equipment are as follows:

                                                     ESTIMATED LIVES
                                                     ---------------
     Computer equipment and software................ 3-5 Years
     Electronic laboratory and shop equipment....... 5 Years
     Mechanical laboratory and shop equipment....... 10 Years
     Sales and demonstration equipment.............. 3-10 Years
     Furniture and fixtures......................... 7-10 Years
     Leasehold improvements......................... Lesser of the life of the lease or the useful life of
                                                     the improvement

  When assets are retired or otherwise disposed of, the cost and related depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in other income.

 Long-Lived Assets

  The Company periodically evaluates the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the occurrence of a certain event or change in circumstances or at each balance sheet date, the Company evaluates the potential impairment of an asset based on future undiscounted cash flows. In the event impairment exists, the Company will measure the amount of such impairment based the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Factors which management considers in performing this assessment include current operating results, trends and prospects and, in addition, demand, competition and other economic factors.

  Intangibles, which consist primarily of patents and trademarks, goodwill and a non-compete agreement, are amortized on a straight-line basis over periods ranging from 5 to 15 years. At September 30, 1998 and 1997, accumulated amortization of intangibles amounted to $442,237 and $138,563, respectively.

                         SATCON TECHNOLOGY CORPORATION

 Deferred Revenue

  Deferred revenue consists of payments received from customers in advance of services performed.

 Treasury Stock

  The Company is authorized to repurchase up to 5 percent of the Company's outstanding shares through July 2000. Under the repurchase program, the Company plans to purchase shares on the open market from time-to-time, depending on market conditions. The Company's repurchase of shares of common stock are recorded as "Treasury stock" and result in a reduction of "Stockholders' equity."

 Use of Estimates

  The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period reported. Actual results could differ from these estimates.

 Income Taxes

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires a balance sheet approach for accounting and reporting for income taxes. Under SFAS 109, deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the basis of assets and liabilities using statutory rates. In addition, SFAS 109 requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company, as required under the Internal Revenue Code of 1986, as amended ("the Code"), has switched from the cash to accrual method for tax reporting purposes.

 Income/(Loss) per Basic and Diluted Common Share

  The Company reports net income/(loss) per basic and diluted common share in accordance with Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share," which establishes standards for computing and presenting earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

 Concentration of Credit Risk

  Financial instruments which subject the Company to concentrations of credit risk consist principally of cash equivalents, investments in marketable securities, trade accounts receivable and unbilled contract costs.

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

  The Company deposits its cash and invests in short-term investments and marketable securities primarily through two regional commercial banks and an investment company. Credit exposure to any one entity is limited by Company policy.

                         SATCON TECHNOLOGY CORPORATION

 Reclassifications

  Certain prior year balances have been reclassified to conform to current year presentations.

B. MARKETABLE SECURITIES

  At September 30, 1998 and 1997, marketable securities have been categorized as available for sale, and as a result, are stated at fair value.

  As of September 30, 1998 marketable securities consist of the following:

                                       AMORTIZED AGGREGATE   GROSS      GROSS
                                         COST      FAIR    UNREALIZED UNREALIZED
             SECURITY CATEGORY           BASIS     VALUE     GAINS      LOSSES
             -----------------         --------- --------- ---------- ----------
     Corporate debt securities........ $597,197  $583,939   $ 8,149    $(21,407)
     Mortgage-backed securities.......   70,614    73,492     2,878         --
                                       --------  --------   -------    --------
                                       $667,811  $657,431   $11,027    $(21,407)
                                       ========  ========   =======    ========

  As of September 30, 1997 marketable securities consist of the following:

                                                             GROSS      GROSS
                                     AMORTIZED  AGGREGATE  UNREALIZED UNREALIZED
           SECURITY CATEGORY         COST BASIS FAIR VALUE   GAINS      LOSSES
           -----------------         ---------- ---------- ---------- ----------
     Corporate debt securities.....  $  597,178 $  568,000     --      $(29,178)
     Debt securities issued by U.S.
      Government and its agencies..   1,301,396  1,296,063     --        (5,333)
     Mortgage-backed securities....     111,518    112,337    $819          --
                                     ---------- ----------    ----     --------
                                     $2,010,092 $1,976,400    $819     $(34,511)
                                     ========== ==========    ====     ========

  The contractual maturities of debt securities available for sale at September 30, 1998 are as follows:

                                                           AMORTIZED  AGGREGATE
                                                           COST BASIS FAIR VALUE
                                                           ---------- ----------
     Due within one year..................................       --         --
     Due after one year through five years................  $250,290   $258,439
     Due after five years through 10 years................    70,614     73,492
     Due after 10 years...................................   346,907    325,500
                                                            --------   --------
                                                            $667,811   $657,431
                                                            ========   ========

  The change in net unrealized holding losses during fiscal year 1998, 1997 and 1996 were $23,312, $32,866, and $66,558, respectively, and are included in the balance sheet in a separate component of stockholders' equity, net of tax effect.

  Proceeds from sales and maturities of marketable securities during fiscal year 1998, 1997 and 1996 were $1,340,609, $2,079,064, and $8,407,185, respectively. Gross realized losses from the sale of securities classified as available for sale during fiscal year 1998, 1997 and 1996 were $0, $0, and $1,461, respectively.

C. UNBILLED CONTRACT COSTS

  Unbilled contract costs represent revenue recognized in excess of amounts billed due to contractual provisions. These amounts include retained fee and un-liquidated costs totaling $363,087 and $493,565 at September 30, 1998 and 1997, respectively. It is anticipated that substantially all of these unbilled amounts will be collected during the fiscal year ending September 30, 1999.

                         SATCON TECHNOLOGY CORPORATION

D. INVENTORY

  Inventory consists of the following:

                                                               SEPTEMBER 30,
                                                           ---------------------
                                                              1998       1997
                                                           ---------- ----------
     Raw material......................................... $1,783,803 $  651,460
     Work-in-process......................................  1,788,241    637,657
     Finished goods.......................................    106,023    288,366
                                                           ---------- ----------
                                                           $3,678,067 $1,577,483
                                                           ========== ==========

E. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                               SEPTEMBER 30,
                                                           ---------------------
                                                              1998       1997
                                                           ---------- ----------
     Machinery and equipment.............................. $3,493,435 $3,251,193
     Sales and demonstration equipment....................     19,052  2,115,921
     Furniture and fixtures...............................    265,173    261,478
     Computer software....................................    556,876    529,788
     Leasehold improvements...............................    524,539    496,977
                                                           ---------- ----------
                                                            4,859,075  6,655,357
     Less accumulated depreciation and amortization.......  2,181,289  1,871,002
                                                           ---------- ----------
                                                           $2,677,786 $4,784,355
                                                           ========== ==========

  Depreciation expense for the fiscal years ended September 30, 1998, 1997, and 1996 was $540,213, $736,924, and $817,539, respectively.

  As of September 30, 1998, there was no equipment under capital leases. There was $29,650 of the $3,251,193 machinery and equipment related to a capital lease as of September 30, 1997. The associated accumulated depreciation was $13,837 at September 30, 1997.

  During 1997, the Company determined that certain of its machinery and equipment totaling $2,593,558 was impaired based on a change in the needs of its customers and such assets were written off during fiscal year 1997.

F. INVESTMENT IN BEACON POWER CORPORATION

  On May 28, 1997, SatCon Technology Corporation entered into a Securities Purchase Agreement (the "Agreement"), dated as of May 28, 1997, by and among the Company, Beacon Power Corporation ("Beacon"), a new wholly-owned subsidiary of the Company, and Duquesne Enterprises ("Duquesne"). Pursuant to the terms of the Agreement, Duquesne purchased from the Company and the Company issued, sold and delivered to Duquesne 798,138 shares (the "Shares") of the Company's Common Stock. Duquesne also received warrants (the "Beacon Warrant") to purchase 500,000 shares of Beacon's Common Stock, $.01 par value per share ("Beacon's Common Stock"), at a purchase price of $6.00 per share. The warrants expire on the earlier of May 28, 1999 and 30 days prior to the filing of a registration statement with respect to Beacon's Common Stock. The aggregate consideration received by the Company was $5,000,000. In exchange for certain fixed assets and a capital contribution, the Company received all of the capital stock of Beacon, consisting of 3,000,000 shares of Beacons' Common Stock and 1,000,000 shares of Beacon's preferred stock, par value $.01 per share ("Beacon's

                         SATCON TECHNOLOGY CORPORATION

Preferred Stock"). Beacon's Preferred Stock is convertible into shares of Beacon's Common Stock automatically upon the exercise of the Beacon Warrant by Duquesne. Duquesne also entered into agreements pursuant to which it will act as exclusive distributor of Beacon's products, subject to certain exceptions, in seven Mid-Atlantic States and the District of Columbia. Duquesne is also entitled to purchase sufficient securities in future Beacon equity financings to increase its ownership in Beacon to 20% of the voting securities of Beacon (assuming the Beacon Warrant is exercised). The foregoing purchase right expires (i) upon the expiration of the Beacon Warrant if the Beacon Warrant is not exercised in full; or (ii) if the Beacon Warrant is exercised in full, upon the closing of an initial public offering of Beacon's Common Stock. The consolidated financial statements included the accounts of Beacon and all wholly-owned subsidiaries.

  During a recapitalization of Beacon on December 24, 1997, Beacon obtained equity financing from private investors and the Company converted a significant portion of its ownership of Beacon to convertible preferred stock. The Company retained approximately 19.9% of Beacon's outstanding voting stock. Although the Company owned less than 20% of the outstanding voting stock of Beacon, based on other factors there was a presumption that the Company had the ability to exercise significant influence, and the equity method was required for the fair presentation subsequent to this recapitalization. The impact on the consolidated financial statements at December 24, 1997 was as follows:

     Accounts Receivable.......................................... $   (31,437)
     Inventory....................................................     (16,788)
     Prepaid expenses and other assets............................     (70,478)
     Property and Equipment, net..................................  (2,859,572)
     Intangibles, net.............................................     (90,957)
     Accrued payroll and payroll related expenses.................      32,298
     Deferred revenue.............................................      95,000
     Cash.........................................................  (2,058,066)
                                                                   -----------
     Investment in Beacon Power Corporation....................... $ 5,000,000
                                                                   ===========

  At September 30, 1998, the Company had amounts of $596,453 due from Beacon. These amounts arose from transactions after December 24, 1997, whereby the Company advanced money and made payments for certain expenses incurred by Beacon. Such amounts were subsequently repaid in connection with the October 23, 1998 financing.

  On October 23, 1998, the Company entered into a Securities Purchase Agreement, by and among Beacon, Perseus Capital, L.L.C. ("Perseus"), Duquesne, Micro Generation Technology Fund, L.L.C ("Micro", and together with Perseus and Duquesne the "Purchasers") and the Company. Pursuant to the terms of the Agreement, (i) the Purchasers purchased from Beacon and Beacon issued, sold and delivered to the Purchasers 1,900,000 shares (the "Shares") of Beacon's Class D Preferred Stock, $.01 par value per share; (ii) the Purchasers have the right to receive certain warrants to purchase shares of Beacon's common stock, $.01 par value per share ("Beacon's Common Stock"); (iii) the Company granted the Purchasers the right (the "Put Right") to cause the Company, in circumstances described below, to purchase all of the Shares and all of Beacon's Common Stock issuable upon conversion of the Shares; and (iv) upon exercise of the Put Right pursuant to the terms of the Agreement, the Company must pay the consideration contemplated by the Agreement in shares of the Company's common stock, $.01 par value per share, valued at the average fair value for the fifteen trading days before and after notice of exercise of the Put Right. The aggregate consideration received by Beacon was $4,750,000. The Put Right is exercisable within sixty days of the second, third, forth and fifth anniversary of the closing date of the transaction, upon certain events of bankruptcy of Beacon and upon the occurrence of certain going private transactions involving the Company. If the Put Right were to be exercised, the Company would most likely recognize a loss equal to the value of the Company's shares issued upon exercise

                         SATCON TECHNOLOGY CORPORATION
of the Put Right. The Company retained approximately 19.9% of Beacon's outstanding voting stock. Accordingly, as a result of the third-party financing obtained on October 23, 1998 the Company's remaining investment in Beacon from October 23, 1998 going forward will be accounted for on a cost basis.

  The Company will continue to review its investment in Beacon. While the Company continues to be optimistic regarding the long term prospects for Beacon and the flywheel technology, Beacon has not yet successfully introduced a flywheel product and will need substantial additional financing to continue its operations. If in the future the Company determines that its investment in Beacon does not have any remaining value, the Company would take appropriate actions to write-off the remaining cost of its investment.

G. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                            SEPTEMBER 30,
                                                          -------------------
                                                            1998       1997
                                                          ---------  --------
     Note payable due in 52 weekly payments. The total
      note of $443,804 commenced on April 16, 1997....... $ 368,056  $401,944
     Less: Current Portion...............................  (146,594)  (85,784)
                                                          ---------  --------
                                                          $ 221,462  $316,160
                                                          =========  ========

  Long-term debt maturities payable for the five years and thereafter subsequent to September 30, 1998 are as follows:

     1999.............................................................. $146,594
     2000..............................................................  221,462
     2001..............................................................      --
     2002..............................................................      --
     2003 and thereafter...............................................      --
                                                                        --------
                                                                        $368,056
                                                                        ========

H. COMMITMENTS AND CONTINGENCIES

 Operating Leases

  The Company leases 45,820 square feet of office and laboratory space at 161 First Street, Cambridge, Massachusetts under a primary lease expiring on October 31, 2003 and an additional 8,343 square feet located at 6245 East Broadway Boulevard, Suite 350, Tucson, Arizona under a primary lease expiring on March 31, 2001. The Company also leases approximately 14,757 square feet of office and manufacturing space at 530 Turnpike Street, North Andover, Massachusetts under a primary lease expiring on July 31, 2002 and approximately 17,000 square feet at 121 Higgins Street, Worcester, Massachusetts under a primary lease expiring on March 31, 2003.

  Effective November 5, 1997, the Company entered into an agreement to sub-lease 8,930 square feet at 161 First Street to a third party and effective July 15, 1998, the Company entered into an agreement to sub-lease an additional 3,952 square feet at 161 First Street to the same third party.

  The Company has also entered into a master leasing agreement to lease various items of equipment not to exceed $600,000. At September 30, 1998, approximately $428,000 of this facility has been utilized.

                         SATCON TECHNOLOGY CORPORATION

  Future minimum annual rentals under all lease agreements at September 30, 1998 are as follows:

     FISCAL YEAR
     -----------
     1999............................................................. $1,227,529
     2000.............................................................  1,253,658
     2001.............................................................  1,307,326
     2002.............................................................  1,233,922
     2003.............................................................  1,002,424
     Thereafter.......................................................     79,687
                                                                       ----------
       Total (not reduced by minimum sublease rentals of $448,657).... $6,104,546
                                                                       ==========

  Total rental expense including operating expenses and real estate taxes for operating leases amounted to $1,235,867, $1,245,238, and $1,000,802 for the years ended September 30, 1998, 1997 and 1996, respectively.

  In the fourth quarter of fiscal 1997, the Company decided to consolidate its operating facility in Tucson, AZ back to Cambridge, MA. As a result, the Company accrued approximately $498,000 primarily related to the buyout of the facility lease. At September 30, 1998, the Company had a reserve of $100,000, primarily related to the lease cancellation costs.

I. EMPLOYEE BENEFIT PLAN

  The Company offers a 401(k) Employee Benefit Plan (the "Plan"). Under the Plan, any regular employee, as defined by the Plan, who has completed six months of service and has attained the age of 21 years is eligible to participate. Under the terms of the Plan, an employee may defer up to 15% of his or her compensation through contributions to the Plan. The Company made matching contributions to the Plan of $86,883, $133,018 and $128,458 during fiscal year 1998, 1997 and 1996, respectively.

J. INCOME TAXES

  The provision for income taxes consists of the following:

                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                          -------------------------------------
                                             1998         1997         1996
                                          -----------  -----------  -----------
     Current payable:
       Federal...........................         --           --   $     9,775
       State............................. $     3,872          --           --
                                          -----------  -----------  -----------
                                                3,872          --         9,775
     Deferred tax expense/(benefit):
       Federal........................... $(1,349,519) $(1,823,584) $(1,853,352)
       State.............................    (404,950)    (680,530)      37,769
       Change in valuation allowance.....   1,754,469    2,504,114    1,661,329
                                          -----------  -----------  -----------
                                                  --           --      (154,254)
                                          -----------  -----------  -----------
                                          $     3,872          --   $  (144,479)
                                          ===========  ===========  ===========

                         SATCON TECHNOLOGY CORPORATION

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 1998 and 1997, the components of the net deferred tax assets/(liabilities) are as follows:

                                                         1998         1997
                                                      -----------  -----------
     Accrual to cash adjustment......................         --   $(1,175,626)
     Federal net operating loss...................... $ 3,563,810    3,176,307
     State net operating loss, net of federal bene-
      fit............................................     574,613      533,120
     Unrealized losses on marketable securities......       4,116       13,568
     Credits.........................................     455,982      183,728
     Depreciation....................................      15,318      407,537
     Loss on Investment in Beacon Power Corporation..   1,404,347          --
     Other...........................................     189,152      363,334
     Valuation allowance.............................  (6,207,338)  (3,501,968)
                                                      -----------  -----------
     Net deferred income taxes.......................         --           --
                                                      ===========  ===========

  A decrease in net deferred tax assets and a decrease in the valuation allowance in the amount of approximately $541,000 each has been made to account for the recapitalization of Beacon Power Corporation during fiscal year ended September 30, 1998.

  The provision for income taxes differs from the Federal statutory rate due to the following:

                                 FOR THE YEARS
                                     ENDED
                                 SEPTEMBER 30,
                               ---------------------
                               1998    1997    1996
                               -----   -----   -----
     Tax at statutory rate...  (34.0)% (34.0)% (34.0)%
     State taxes--net of fed-
      eral benefit...........   (6.2)   (7.3)   (0.8)
     Other...................   (0.5)     .6     2.1
     Change in valuation al-
      lowance................   40.8    40.7    27.9
                               -----   -----   -----
     Effective tax rate......    0.1 %   --  %  (4.8)%
                               =====   =====   =====

  At September 30, 1998, the Company had net operating loss carry-forwards of approximately $10,480,000 and $9,160,000 for federal and state income tax purposes, respectively, of which approximately $1,900,000 relates to deductions attributable to the exercise of non-qualified stock options and employees' early disposition of stock acquired through incentive stock options. The federal net operating losses expire beginning September 30, 2008 through 2018. The state net operating losses will expire beginning September 30, 1999 through 2003. The use of these losses may be limited due to ownership change limitations under Section 382 of the Code.

K. STOCKHOLDERS' EQUITY

 Stock Options

  Under the Company's 1986 Stock Option Plan, both qualified and non-qualified stock options may be granted to certain officers and key employees. Options under the 1986 Plan become exercisable as vested over four years, and expired December 31, 1996. At September 30, 1998 and 1997, all of the 553,196 stock options available for grant under the Company's 1986 Stock Option Plan have been granted.

                         SATCON TECHNOLOGY CORPORATION

  In June 1992, the Company adopted its 1992 Stock Option Plan that provides for the grant to employees, officers, directors and consultants of qualified and non-qualified stock options to purchase up to 450,000 shares of the Company's common stock. At September 30, 1998 and 1997, 449,699 and 449,199, respectively, of the 450,000 stock options available for grant under the Company's 1992 Stock Option Plan have been granted.

  In February 1994, the Company adopted its 1994 Stock Option Plan that was subsequently adopted by the Company's stockholders in June 1994. The Plan provides for the grant to employees, officers, directors, and consultants of qualified and non-qualified stock options to purchase up to 300,000 shares of the Company's common stock. At September 30, 1998 and 1997, 291,532 and 293,033, respectively, of the 300,000 stock options available for grant under the Company's 1994 Stock Option Plan have been granted.

  During fiscal year 1996, the Company adopted its 1996 Stock Option Plan that provides for the grant to employees, officers, directors, and consultants of qualified and non-qualified stock options to purchase up to 300,000 shares of the Company's common stock. At September 30, 1998 and 1997, 257,750 and 113,000 respectively, of the 300,000 stock options available for grant under the Company's 1996 Stock Option Plan have been granted.

  During fiscal year 1998, the Company adopted its 1998 Stock Option Plan that provides for the grant to employees, officers, directors and consultants for qualified and non-qualified stock options to purchase up to 500,000 shares of the Company's common stock. At September 30, 1998, 120,000 of the 500,000 stock options available for grant under the Company's 1998 Stock Option Plan have been granted.

  The 1986, 1992, 1994, 1996, and 1998 Stock Option Plans (collectively the "Plans") are subject to the following provisions:

  The aggregate fair market value (determined as of the date the option is granted) of the common stock that any employee may purchase in any calendar year pursuant to the exercise of qualified options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of a qualified option to him or her, more than 10% of the total combined voting power of all classes of stock of the Company shall be eligible to receive any qualified options under the Plans unless the option price is at least 110% of the fair market value of the common stock subject to the option, determined on the date of grant. Non-qualified options are not subject to this limitation.

  Qualified options are issued only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees of the Company. Options granted under the Stock Option Plans may not be granted with an exercise price less than 100% of fair value of the Company's common stock, as determined by the Board of Directors on the grant date.

  Options under the Plans must be granted within 10 years from the effective date of the Plan. Qualified options granted under the Plans cannot be exercised more than 10 years from the date of grant except that qualified options issued to 10% or greater stockholders are limited to five year terms. All options granted under the Plans provide for the payment of the Company's exercise price in cash, or by delivery to the Company of shares of common stock already owned by the optionee having fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Therefore, an optionee may be able to tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of his stock options with no additional investment other than his original shares.

  The Plans contain antidilutive provisions authorizing appropriate adjustments in certain circumstances. Shares of common stock subject to options which expire without being exercised or which are canceled as a result of the cessation of employment are available for further grants.

                         SATCON TECHNOLOGY CORPORATION

  A summary of the status of the Company's stock option plans as of September 30, 1998, 1997 and 1996 and changes for the years then ended are presented below.

                                      1998                1997                1996
                               ------------------- ------------------- -------------------
                                          WEIGHTED            WEIGHTED            WEIGHTED
                               NUMBER OF  AVERAGE  NUMBER OF  AVERAGE  NUMBER OF  AVERAGE
                                SHARES     PRICE    SHARES     PRICE    SHARES     PRICE
                               ---------  -------- ---------  -------- ---------  --------
     Outstanding at beginning
      of year................   700,427    $ 8.44   713,392    $ 7.08   904,503    $ 5.91
       Granted...............   319,000     11.20   144,000      8.97    20,000      7.00
       Exercised.............  (100,266)     5.80  (144,466)     2.25  (185,773)      .91
       Canceled..............   (98,251)    10.55   (12,499)    10.71   (25,338)    10.39
                               --------            --------            --------
     Outstanding at end of
      year...................   820,910    $ 9.58   700,427    $ 8.44   713,392    $ 7.08
                               ========            ========            ========
     Options exercisable at
      year-end...............   413,403    $ 8.48   503,660    $ 8.14   579,776    $ 6.49

  The following table summarizes information about stock options outstanding as of September 30, 1998.

                            OPTIONS OUTSTANDING       OPTIONS EXERCISABLE
                       ------------------------------ --------------------
                                   WEIGHTED  WEIGHTED             WEIGHTED
                                    AVERAGE  AVERAGE              AVERAGE
        RANGE OF         NUMBER    REMAINING EXERCISE   NUMBER    EXERCISE
     EXERCISE PRICES   OUTSTANDING   LIFE     PRICE   EXERCISABLE  PRICE
     ---------------   ----------- --------- -------- ----------- --------
      $5.00--$7.81       166,261      4.7     $5.84     159,761    $5.78
     $8.75--$10.50       304,899      6.9      9.49     198,642     9.56
     $11.00--$13.38      349,750      9.0     11.44      55,000    12.43
                         -------      ---     -----     -------    -----
     $5.00--$13.38       820,910      7.3     $9.58     413,403    $8.48
                         =======                        =======

  An additional 431,019 and 194,768 shares were available for future grants at September 30, 1998 and 1997, respectively.

  All outstanding options vest at various rates over periods up to four years and expire at various dates from November 30, 2002 to July 24, 2008.

  In addition to options granted pursuant to the Plans, the Company in March 1992 issued non-qualified options to purchase up to 33,500 shares of common stock to certain of its professional advisors. These options were exercisable at a price of $5.25 per share and expired in March 1997. At September 30, 1998, all 33,500 options have been exercised.

 Warrants

  In connection with its initial public offering in November 1992, the Company issued to the underwriter warrants to purchase up to (i) 150,000 shares of Common Stock at an exercise price of $8.25 per share and (ii) 150,000 shares of Common Stock at an exercise price of $11.55 per share. In November 1997, such warrants were exercised for a total of $1,221,873. The remainder of the warrants expired on November 11, 1997.

  On June 5, 1998, the Company issued to certain individuals, in settlement of a claim asserted against the Company, Common Stock Purchase Warrants to purchase up to 63,848 shares of common stock at an exercise price of $11.43 per share. These warrants expire on November 11, 1999. At September 30, 1998, none of these warrants have been exercised.

                         SATCON TECHNOLOGY CORPORATION

  On November 11, 1998, the Company issued to certain individuals, who formerly held warrants issued by the Company in connection with the Company's initial public offering in November 1992, Common Stock Purchase Warrants to purchase up to 67,125 shares of the Company's Common Stock at an exercise price of $11.43 per share. These warrants expire on November 11, 1999.

 Stock-Based Compensation

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 for year ended September 30, 1997 and has applied APB Opinion 25 and related interpretations in accounting for its plans. There were no compensation costs recognized in fiscal year ended September 30, 1998, 1997 and 1996.

  Had compensation cost for the Company's stock-based compensation plans been determined based on fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for fiscal years ended September 30, 1998, 1997 and 1996 would have been increased to the pro forma amounts indicated below:

                                      1998                   1997                   1996
                              ---------------------- ---------------------- ----------------------
                                             LOSS                   LOSS                   LOSS
                               NET LOSS    PER SHARE  NET LOSS    PER SHARE  NET LOSS    PER SHARE
                              -----------  --------- -----------  --------- -----------  ---------
     As reported............. $(4,305,501)   $(.48)  ($6,143,242)   $(.77)  ($2,864,836)   $(.39)
     Pro forma............... $(4,881,491)   $(.55)  ($6,215,049)   $(.78)  ($2,883,079)   $(.40)

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to fiscal year 1996 and additional awards in future years are anticipated.

  The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life of 7 years, expected volatility of 57.9%, no dividends, and risk-free interest rate of 5.76% for September 30, 1998. The weighted average price of the fair value of options granted for years ended September 30, 1998, 1997 and 1996 are $7.14, $5.80 and $4.53,
respectively.

L. PREFERRED STOCK

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

                         SATCON TECHNOLOGY CORPORATION

M. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS 130 beginning in the first quarter of the fiscal year ending September 30, 1999.

  In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 is effective for fiscal years beginning after December 15, 1997 and establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products and services, geographical areas and major customers. The Company will adopt SFAS 131 beginning in the first quarter of the fiscal year ending September 30, 1999.

  In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 1999 and establishes a new model for accounting for derivatives and hedging activities. The Company will adopt SFAS 133 beginning in the first quarter of the fiscal year ending September 30, 2000.

  Adoption of SFAS 130, SFAS 131 and SFAS 133 are not expected to have a material impact to the Company's consolidated financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures.

N. SIGNIFICANT CUSTOMERS

  Significant customers, defined as those customers whose gross revenue account for 10% or more of total gross revenue in a fiscal year, were as follows:

                                                              FOR THE YEARS
                                                             ENDED SEPTEMBER
                                                                   30,
                                                            -------------------
                                                            1998   1997   1996
                                                            -----  -----  -----
     U.S. Government:
       N.A.S.A.............................................   2.7%   2.9%  18.2%
       U.S. Department of Defense..........................  22.2   44.6   33.6
                                                            -----  -----  -----
                                                             24.9   47.5   51.8
     Commercial:
       Automotive..........................................   3.3    9.7   38.2
       Avionics............................................  38.2   20.8    --
                                                            -----  -----  -----
                                                             41.5   30.5   38.2
     Other:................................................  33.6   22.0   10.0
                                                            -----  -----  -----
                                                            100.0% 100.0% 100.0%
                                                            =====  =====  =====

                         SATCON TECHNOLOGY CORPORATION

O. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Interest and Income Taxes Paid

  Cash paid for interest and income taxes were as follows:

                                                           FOR THE YEARS ENDED
                                                              SEPTEMBER 30,
                                                         -----------------------
                                                          1998    1997    1996
                                                         ------- ------- -------
     Interest........................................... $10,206 $13,933 $   330
                                                         ======= ======= =======
     Income taxes....................................... $ 5,772 $ 5,800 $36,900
                                                         ======= ======= =======

 Acquisition of Subsidiaries

  Net cash paid for the acquisitions of K&D MagMotor Corporation and Film Microelectronics, Inc. was as follows:

                                                           FOR THE YEARS ENDED
                                                              SEPTEMBER 30,
                                                          ----------------------
                                                          1998    1997      1996
                                                          ---- -----------  ----
     Fair value of assets...............................  --   $ 4,723,408  --
     Cost in excess of net assets of companies acquired,
      net...............................................           987,678
     Liabilities assumed................................        (2,624,836)
     Stock issued.......................................        (2,876,250)
                                                          ---  -----------  ---
     Cash paid..........................................  --   $   210,000  --
     Less: Cash acquired................................           (97,014)
                                                          ---  -----------  ---
     Net cash paid for the acquisitions.................  --   $   112,986  --
                                                          ===  ===========  ===

 Non-Cash Transaction

  During fiscal year 1996, equipment with a fair market value of $100,000 was received in exchange for the relief of $100,000 of accounts receivable.

P. ACQUISITIONS

 K&D MagMotor Corporation

  On January 23, 1997, the Company acquired substantially all of the assets and assumed certain of the liabilities of K&D MagMotor Corporation ("MagMotor") pursuant to the terms of an Asset Purchase Agreement, dated as of January 2, 1997, by and among the Company, MagMotor and MagMotor's principal stockholder (the "Stockholder") (the "Asset Purchase Agreement"). The aggregate consideration paid by the Company for the acquired assets of MagMotor was approximately $210,000 in cash and 30,000 shares of the Company's common stock, par value $.01 per share valued at $6.625 per share or $198,750. MagMotor's assets, including machinery and equipment and inventory, were recorded at their estimated market value of $250,000 and $160,000, respectively.

  The terms of the Asset Purchase Agreement were determined on the basis of arms-length negotiations. Prior to the execution of the Asset Purchase Agreement, the Company did not have any material relationship with MagMotor or the Stockholder.

                         SATCON TECHNOLOGY CORPORATION

  MagMotor, headquartered in Worcester, Massachusetts, is a manufacturer of custom electric motors targeting the factory automation, medical, semi-conductor and packaging markets. The Company continues to use the assets in the same manner in which they were used by MagMotor immediately prior to the acquisition. The Company has included in its consolidated results of operations the acquisition of MagMotor under the purchase method of accounting.

 Film Microelectronics, Inc.

  On April 16, 1997, the Company acquired substantially all of the assets of Film Microelectronics, Inc. ("FMI") pursuant to the Asset Purchase Agreement, dated as of April 3, 1997, by and among the Company, FMI and FMI's principal stockholder. In addition, the Company assumed trade payables aggregating approximately $900,000 and the assumption of indebtedness of approximately $1 million. The aggregate consideration paid by the Company for the acquired assets of FMI was 420,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock") valued at $6.375 per share or $2,677,500.

  FMI, headquartered in North Andover Massachusetts, is a manufacturer of production and custom integrated circuits for the communications, industrial, military and aerospace markets. The Company continues to use the assets in the same manner in which they were used by FMI immediately prior to the acquisition. FMI's assets have been recorded at their estimated market values with the excess purchase price assigned to goodwill which is being amortized over 15 years.

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

                                                         FOR THE YEARS ENDED
                                                            SEPTEMBER 30,
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------
     Net revenue...................................... $14,974,765  $13,794,481
     Net operating loss............................... $(7,024,383) $(4,290,888)
     Net loss......................................... $(6,544,837) $(3,522,463)
     Net loss per share............................... $      (.82) $      (.45)

                         SATCON TECHNOLOGY CORPORATION

Q. EARNINGS PER SHARE

  The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:

                                                         FOR THE YEARS ENDED
                                                            SEPTEMBER 30,
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------
     Net loss........................................  $(4,305,501) $(6,143,242)
     BASIC:
     Common shares outstanding, beginning of year....    8,769,146    7,359,074
     Weighted average common shares issued during the
      year...........................................      190,163      600,235
     Weighted average shares repurchased during the
      year...........................................       (2,638)         --
                                                       -----------  -----------
     Weighted average shares outstanding--basic......    8,956,671    7,959,309
                                                       ===========  ===========
     Net loss per weighted average share, basic......  $      (.48) $      (.77)
                                                       ===========  ===========
     DILUTED:
     Weighted average shares outstanding--basic......    8,956,671    7,959,309
     Weighted average common stock equivalents (a)...          --           --
                                                       -----------  -----------
     Weighted average shares outstanding--diluted....    8,956,671    7,959,309
                                                       ===========  ===========
     Net loss per weighted average share, diluted....  $      (.48) $      (.77)
                                                       ===========  ===========

--------
(a) not included if antidilutive

R. SUBSEQUENT EVENTS

  On December 16, 1998, the Company obtained a $2,000,000 demand discretionary line of credit, bearing interest at the banks prime rate of interest plus 1 1/2% for an effective rate of 9 1/4% at December 16, 1998. Available borrowings are based on a formula of eligible accounts receivable and inventory.

  On January 4, 1999, the Company's MagMotor subsidiary acquired substantially all of the assets and assumed certain liabilities of Inductive Components, Inc. and Lighthouse Software, Inc. pursuant to the terms of an Asset Purchase Agreement, dated January 4, 1999, among MagMotor, the Company, Inductive Components, Inc, Lighthouse Software, Inc. and Thomas Glynn, the sole stockholder of Inductive and the majority stockholder of Lighthouse. The aggregate consideration paid by the Company for the acquired assets of Inductive Components, Inc. and Lighthouse Software, Inc. was 100,000 shares of the Company's Common Stock, valued at $5.6875 per share or $568,750. In addition, the Company assumed indebtedness of approximately $250,000.

                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                             ADDITIONS
                                  BALANCE AT CHARGED TO               BALANCE
                                  BEGINNING  COSTS AND                 AT END
                                  OF PERIOD   EXPENSES  DEDUCTIONS   OF PERIOD
                                  ---------- ---------- -----------  ----------
Year Ended September 30, 1996:
 Allowance for doubtful accounts. $  130,900                         $  130,900
 Allowance for unbilled contract
  costs.......................... $   66,500 $  390,500 $   (24,500) $  432,500
 Deferred tax valuation allow-
  ance...........................            $1,661,329              $1,661,329
Year Ended September 30, 1997:
 Allowance for doubtful accounts. $  130,900 $   30,750 $    (2,407) $  159,243
 Allowance for unbilled contract
  costs.......................... $  432,500 $  909,100 $ ( 211,132) $1,130,468
 Deferred tax valuation allow-
  ance........................... $1,661,329 $1,840,639              $3,501,968
 Allowance for obsolete invento-
  ry.............................            $  758,541              $  758,541
 Reserve for product warranty ex-
  pense..........................            $   16,511              $   16,511
 Accrued costs for consolidation
  of facilities..................            $  498,000              $  498,000
Year Ended September 30, 1998:
 Allowance for doubtful accounts. $  159,243 $   29,014 $  (136,421) $   51,836
 Allowance for unbilled contract
  costs.......................... $1,130,468            $(1,072,857) $   57,611
 Deferred tax valuation allow-
  ance........................... $3,501,968 $2,705,370              $6,207,338
 Allowance for obsolete invento-
  ry............................. $  758,541            $  (549,765) $  208,776
 Reserve for product warranty ex-
  pense.......................... $   16,511            $   (16,511)         -
 Accrued costs for consolidation
  of facilities.................. $  498,000            $  (398,000) $  100,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information with respect to directors required under this item is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held March 17, 1999 (the "1999 Proxy Statement"). Information relating to certain filings of Forms 3, 4, and 5 of the Company is contained in the 1999 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

  The information required under this item is incorporated by reference to the section entitled "Compensation of Executive Officers" in the 1999 Proxy Statement.

  The sections entitled "Compensation Committee Report on Executive Compensation" and "Comparative Stock Performance Graph" in the 1999 Proxy Statement are not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required under this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required under this item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the 1999 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) The following documents are filed as part of this Report:

  1.Consolidated Financial Statements:

    Consolidated Balance Sheets as of September 30, 1998 and 1997

    Consolidated Statements of Operations for the Years Ended September 30, 1998, 1997, and 1996

    Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1998, 1997, and 1996

    Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997, and 1996

    Notes to Consolidated Financial Statements

  2.Financial Statement Schedule:

    Schedule II; Valuation and Qualifying Accounts for the Years Ended September 30, 1998, 1997, and 1996

    All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the consolidated financial statements or notes thereto.

  3.Exhibits:

    The Exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K.

 (b) Reports on Form 8-K:

  No reports on Form 8-K were filed during the last quarter of the period covered by the Annual Report on Form 10-K.

  On October 30, 1998, the Company filed a Current Report on Form 8-K, dated October 23, 1998, in connection with the Securities Purchase Agreement, dated October 23, 1998, by and among Beacon Power Corporation, Perseus Capital, L.L.C., Duquesne Enterpises, Micro Generation Technology Fund, L.L.C. and the Company.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on January 13, 1999.

                                       SatCon Technology Corporation

                                               /s/ David B. Eisenhaure
                                       By: ___________________________________
                                             David B. Eisenhaure, President

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

           NAME                    CAPACITY
                                                                DATE

  /s/ David B. Eisenhaure   President, Chief Executive    January 13, 1999
--------------------------  Officer, and Chairman of the
   David B. Eisenhaure      Board of Directors (Principal
                            Executive Officer)

  /s/ Michael C. Turmelle   Vice President, Chief         January 13, 1999
--------------------------  Financial Officer,
   Michael C. Turmelle      Treasurer and Director
                            (Principal Financial and
                            Accounting Officer)

  /s/ James L. Kirtley,     Vice President, General       January 13, 1999
Jr.                         Manager and Director
--------------------------
  James L. Kirtley, Jr.

  /s/ John P. O'Sullivan    Director                      January 13, 1999
--------------------------
    John P. O'Sullivan

  /s/ Marshall J.           Director                      January 13, 1999
Armstrong
--------------------------
  Marshall J. Armstrong

  /s/ Anthony J. Villiotti  Director                      January 13, 1999
--------------------------
   Anthony J. Villiotti

                               INDEX TO EXHIBITS

 EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
 -----------                       ----------------------
 2.1(1)      --Amended and Restated Asset Purchase Agreement among SatCon Film
               Microelectronics, Inc., Film Microelectronics Inc., and Albert
               R. Snider, dated as of April 3, 1997
 3.1(2)      --Certificate of Incorporation of the Registrant
 3.2(2)      --Bylaws of the Registrant
 3.3(3)      --Certificate of Amendment of Certificate of Incorporation of the
               Registrant, as filed with the Secretary of State of the State of
               Delaware on May 12, 1997
 3.4(3)      --Bylaws Amendment of the Registrant
 4.1(2)      --Specimen Certificate of Common Stock, $.01 par value
 10.1(2)     --Employment Agreement, dated July 1, 1992, between the Registrant and David B. Eisenhaure
 10.2(2)     --Employment Agreement, dated July 1, 1992, between the Registrant and Michael C. Turmelle
 10.3(2)(*)  --1992 Stock Option Plan
 10.4(4)(*)  --1994 Stock Option Plan
 10.5(5)(*)  --1996 Stock Option Plan
 10.6(2)     --Lease, dated October 21, 1993, between the Registrant and
               Gunwyn/First Street Limited Partnership
 10.7        --First Amendment to Lease, dated June 22, 1998, by and between the Registrant and Gunwyn/First Street Limited Partnership
 10.8(3)     --Manufacturing Agreement between Applied Materials, Inc. and its wholly-owned subsidiaries and the Registrant, dated as of
               February 20, 1997
 10.9(6)     --Securities Purchase Agreement, dated as of May 28, 1997, by and among the Registrant, Beacon Power Corporation and Dusquene
               Enterprises
 10.10(7)    --Securities Purchase Agreement, dated as of October 23, 1998, by and among Beacon Power Corporation, Perseus Capital, L.L.C.,
               Dusquene Enterprises, Micro Generation Technology Fund, L.L.C.
               and the Registrant
 10.11(7)    --Amended and Restated License Agreement, dated as of October 23,
               1998, by and among the Registrant and Beacon Power Corporation
 10.12(7)    --Registration Right Statement, dated as of October 23, 1998, by and among Beacon Power Corporation, Perseus Capital, L.L.C.,
               Dusquene Enterprises, Micro Generation Technology Fund, L.L.C.
               and the Registrant, setting forth certain registration rights granted by the Registrant
 10.13(7)    --Registration Right Statement, dated as of October 23, 1998, by and among Beacon Power Corporation, Perseus Capital, L.L.C.,
               Dusquene Enterprises, Micro Generation Technology Fund, L.L.C.
               and the Registrant, setting forth certain registration rights granted by Beacon Power Corporation
 10.14       --Form of Common Stock Purchase Warrant issued to certain
               individuals and entities on June 15, 1998
 10.15       --Form of Common Stock Purchase Warrant issued to certain
               individuals and entities on November 11, 1998
 10.16       --Lease, dated February 27, 1996, by and between the Registrant and Diamond Management, Inc.
 10.17       --Lease, dated March 5, 1998, by and between the Registrant and
               Harold W. Slovin

 EXHIBIT NO.                        DESCRIPTION OF EXHIBIT
 -----------                        ----------------------
 10.18       --Discretionary Demand Line of Credit Letter Agreement, dated as of
               December 16, 1998, between the Registrant, SatCon Film
               Microelectronics, Inc., K&D MagMotor Corp. and BankBoston, N.A.,
               together with Promissory Note, dated as of December 16, 1998, made in favor of BankBoston, N.A. by the Registrant, SatCon Film
               Microelectronics, Inc. and K&D MagMotor Corp. and Security
               Agreement, dated as of December 16, 1998, between the Registrant and BankBoston N.A.
 10.19       --North America Distributor Agreement, dated June 4, 1998, by and between SatCon Film Microelectronics, Inc., a division of the
               Registrant, and Falcon Electronics, Inc.
 21.1        --Subsidiaries of the Registrant
 23.1        --Consent of PricewaterhouseCoopers LLP
 27          --Financial Data Schedule

--------
(1) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated April 16, 1997.
(2) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).
(3) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
(4) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1994.
(5) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
(6) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated May 28, 1997.
(7) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 23, 1998.
(*) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.