Form 10-Q/A
period 1998-03-31
SATCON TECHNOLOGY CORP
filed 1999-01-29
CIK 889423

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                             ______________________

                                  FORM 10-Q/A

                         AMENDMENT NO. 1 TO FORM 10-Q

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

  SatCon Technology Corporation hereby amends and restates its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 in its entirety to read as follows:


                               TABLE OF CONTENTS


                         PART 1: FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS                                Page
                                                                          ----

Consolidated Balance Sheets (Unaudited)................................     1
Consolidated Statements of Operations (Unaudited)......................     2
Consolidated Statements of Cash Flows (Unaudited)......................     3
Notes to Consolidated Financial Statements (Unaudited).................     4

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ..........................     6


                          PART II:  OTHER INFORMATION

Items No. 1 through 6 .................................................    10

Signatures ............................................................    11

                         SATCON TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                        March 31,    September 30,
                                                                          1998           1997
                                                                       (Unaudited)
                                                                   ---------------- ---------------
                                         ASSETS
Current assets:
      Cash and cash equivalents....................................     $2,529,150      $4,256,504
      Marketable securities........................................      1,415,654       1,976,400
      Accounts receivable, net of allowance of $172,730 at March
          31, 1998 and $159,243 at September 30, 1997..............      3,715,153       2,965,559
      Unbilled contract costs, net of allowance of $537,580 at
          March 31, 1998 and $1,130,468 at September 30, 1997......      1,381,992       1,709,826
      Inventory....................................................      2,222,364       1,577,483
      Prepaid expenses and other assets............................        343,475         416,926
                                                                      ------------   -------------
            Total current assets...................................     11,607,788      12,902,698

Property and equipment, net........................................      2,610,621       4,784,355
Intangibles,  net..................................................      2,796,698       2,992,659
Investment in Beacon Power Corporation.............................      4,030,016            -
Other assets.......................................................         34,660          29,726
                                                                      ------------   -------------
                 Total assets......................................    $21,079,783     $20,709,438
                                                                      ============   =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable.............................................     $  952,855      $  850,208
      Accrued payroll and payroll related expenses.................        363,506         392,235
      Deferred revenue.............................................        261,989         191,128
      Other accrued expenses.......................................        455,424         788,049
      Amounts due to related party.................................        331,526            -
      Current portion of long-term debt............................         91,919          85,784
                                                                      ------------   -------------
            Total current liabilities..............................      2,457,219       2,307,404
Long-term liabilities:
      Note Payable.................................................           -              6,737
      Long-term debt...............................................        273,920         316,160
                                                                      ------------   -------------
            Total long-term liabilities............................        273,920         322,897
Commitments and contingencies......................................

Stockholders' equity:
      Preferred stock; $.01 par value, 1,000,000 shares authorized;
         none issued...............................................           -               -
      Common stock, $.01 par value, 15,000,000 shares authorized;
         9,018,549 shares  at March 31, 1998 and 8,769,146 shares at
         September 30, 1997, issued and outstanding................         90,185          87,691
      Additional paid-in capital...................................     28,377,718      26,576,600
      Retained earnings/(deficit)..................................    (10,105,180)     (8,564,939)
      Unrealized losses on marketable securities, net of
         tax effect................................................        (14,079)        (20,215)
                                                                      ------------   -------------
            Total stockholders' equity.............................     18,348,644      18,079,137
                                                                      ------------   -------------
                Total liabilities and stockholders' equity.........    $21,079,783     $20,709,438
                                                                      ============   =============

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                         Three months ended                    Six months ended
                                                               March 31,                            March 31,
                                                    -----------------------------       ------------------------------
                                                       1998              1997               1998               1997
                                                    -----------      -----------        -----------        -----------
Revenue...........................................  $4,325,548        $2,908,114         $ 8,021,167       $ 5,041,672
                                                    ----------        ----------         -----------       -----------
Cost of revenue...................................   2,395,452         1,349,353           4,553,814         2,053,733
Selling, general and administrative expenses......   1,819,933         1,897,858           3,719,348         4,045,607
Research and development expenses.................      21,999            10,399             287,030            43,623
Goodwill amortization.............................      82,408              -                137,595              -
                                                    ----------        ----------         -----------       -----------
Total operating expenses..........................   4,319,792         3,257,610           8,697,787         6,142,963
Operating income/(loss)...........................       5,756          (349,496)           (676,620)       (1,101,291)
Loss from Investment in Beacon Power Corporation..    (969,984)             -               (969,984)             -
Interest income, net..............................      53,199            42,559             106,363           141,189
                                                    ----------        ----------         -----------       -----------
Net loss..........................................  $ (911,029)       $ (306,937)        $(1,540,241)      $  (960,102)
                                                    ==========        ==========         ===========       ===========
Net loss per weighted average share,
 basic and diluted................................  $    (0.10)           $(0.04)             $(0.17)           $(0.13)
                                                    ==========        ==========         ===========       ===========
Weighted average number of common shares,
  basic and diluted...............................   8,954,871         7,477,885           8,900,069         7,432,029



   The accompanying notes are an integral part of the consolidated financial statements.

                                            SATCON TECHNOLOGY CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                             Six months ended
                                                                                                 March 31,
                                                                                     --------------------------------
                                                                                           1998               1997
                                                                                     -------------      -------------
Cash flows from operating activities:
           Net loss..................................................................  $(1,540,241)        ($960,102)
                                                                                       -----------        ----------
           Adjustments to reconcile net loss to net
             cash used in operating activities:
               Depreciation and amortization.........................................      426,414           389,112
               Allowance for unbilled contract costs.................................       (7,175)             -
               Allowance for doubtful accounts.......................................       13,487              -
               Loss from Investment in Beacon Power Corporation......................      969,984              -
               Changes in operating assets and liabilities:
                   Accounts receivable...............................................     (794,518)        1,233,862
                   Prepaid expenses and other assets.................................       73,451            32,388
                   Unbilled contract costs...........................................      335,009        (1,692,629)
                   Inventory.........................................................     (661,669)          (90,090)
                   Other assets......................................................      (65,208)          219,108
                   Accounts payable..................................................      102,648          (384,251)
                   Accrued expenses and payroll......................................        3,569            63,687
                   Deferred revenue..................................................      165,862              -
                   Other accrued expenses............................................     (332,625)             -
                                                                                       -----------        ----------
           Total adjustments.........................................................      229,229          (228,813)
                                                                                       -----------        ----------
Net cash used in operating activities................................................   (1,311,012)       (1,188,915)
                                                                                       -----------        ----------
Cash flows from investing activities:
           Sales and maturities of marketable securities.............................      566,883         2,067,063
           Patent & intangible expenditures..........................................     (399,753)          (62,427)
           Deferred financing fees...................................................         -             (189,143)
           Capital expenditures......................................................     (667,702)         (597,916)
           Acquisitions..............................................................         -             (210,000)
           Investment in Beacon Power Corporation....................................   (1,676,540)             -
                                                                                       -----------        ----------
Net cash provided/(used) by investing activities.....................................   (2,177,112)        1,007,577
Cash flows from financing activities:
           Repayment of borrowings...................................................      (42,842)             -
           Proceeds from exercise of stock options...................................      581,739            86,700
           Proceeds from exercise of warrants........................................    1,221,873              -
                                                                                       -----------        ----------
Net cash provided by financing activities............................................    1,760,770            86,700
                                                                                       -----------        ----------
Net decrease in cash and cash equivalents............................................   (1,727,354)          (94,638)
Cash and cash equivalents at beginning of period.....................................    4,256,504         3,770,925
                                                                                       -----------        ----------
Cash and cash equivalents at end of period...........................................  $ 2,529,150        $3,676,287
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

SATCON TECHNOLOGY CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Note A.  Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its majority-owned subsidiaries (collectively, the "Company") as of March 31, 1998 and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended September 30, 1997. Operating results for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

Note B. Significant Events
--------------------------

Beacon Power Corporation

During a recapitalization of Beacon Power Corporation ("Beacon") on December 24, 1997, Beacon obtained equity financing from private investors and the Company converted a significant portion of its ownership of Beacon to convertible preferred stock. The Company retained approximately 19.9% of Beacon's outstanding voting stock. Although the Company owned less than 20% of the outstanding voting stock of Beacon, based on other factors there was a presumption that the Company had the ability to exercise significant influence, and the equity method was required for the fair presentation subsequent to this recapitalization. The impact on the consolidated financial statements at December 24, 1997 was as follows:

      Accounts Receivable..................................    $   (31,437)
      Inventory............................................        (16,788)
      Prepaid expenses and other assets....................        (70,478)
      Property and Equipment, net..........................     (2,859,572)
      Intangibles, net.....................................        (90,957)
      Accrued payroll and payroll related expenses.........         32,298
      Deferred revenue.....................................         95,000
      Cash.................................................     (2,058,066)
                                                               -----------
      Investment in Beacon Power Corporation...............    $ 5,000,000
                                                               ===========

On October 23, 1998, the Company entered into a Securities Purchase Agreement (the "Agreement"), by and among Beacon, Perseus Capital, L.L.C. ("Perseus"), Duquesne Enterprises ("Duquesne"), Micro Generation Technology Fund, L.L.C. ("Micro", and together with Perseus and Duquesne, the "Purchasers") and the Company. Pursuant to the terms of the Agreement, (i) the Purchasers purchased from Beacon and Beacon issued, sold and delivered to the Purchasers 1,900,000 shares (the "Shares") of Beacon's Class D Preferred Stock, $.01 par value per share; (ii) the Purchasers have the right to receive certain warrants to purchase shares of Beacon's common stock, $.01 par value per share ("Beacon's Common Stock"); (iii) the Company granted the Purchasers the right (the "Put Right") to cause the Company, in circumstances described below, to purchase all of the Shares and all of Beacon's Common Stock issuable upon conversion of the Shares; and (iv) upon exercise of the Put Right pursuant to the terms of the Agreement, the Company must pay the consideration contemplated by the Agreement in shares of the Company's common stock, $.01 par value per share, valued at the average fair value for the fifteen trading days before and after notice of exercise of the Put Right. The aggregate consideration received by Beacon was $4,750,000. The Put Right is exercisable within sixty days of the second, third, fourth and fifth anniversary of the closing date of the transaction, upon certain events of bankruptcy of Beacon and upon the occurrence of certain going private transactions involving the Company. If the Put Right were to be exercised, the Company would most likely recognize a loss equal to the value of the Company's shares issued upon exercise of the Put Right. The Company retained approximately 19.9% of Beacon's outstanding voting stock. Accordingly, as a result of the third-party financing obtained on October 23, 1998 the Company's remaining investment in Beacon from October 23, 1998 going forward will be accounted for on a cost basis.

The Company will continue to review its investment in Beacon. While the Company continues to be optimistic regarding the long term prospects for Beacon and the flywheel technology, Beacon has not yet successfully introduced a flywheel product and will need substantial additional financing to continue its operations. If in the future the Company determines that its investment in Beacon does not have any remaining value, the Company would take appropriate actions to write-off the remaining cost of the investment.

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


                                                                         Three months ended          Six months ended
                                                                             March 31,                   March 31,
                                                                   --------------------------------------------------------
                                                                       1998           1997         1998             1997
                                                                   ------------   ------------  ------------    ------------
Net loss.....................................................     $   (911,029)    $ (306,937) $ (1,540,241)     $ (960,102)
                                                                  ============   ============  ============    ============

BASIC:
Common shares outstanding,  beginning of period..............        8,918,844      7,447,695     8,769,146       7,359,074
Weighted average common shares issued during the period......           36,027         30,190       130,923          72,955
                                                                  ------------   ------------  ------------    ------------
Weighted average common shares outstanding-basic,
  end of period..............................................        8,954,871      7,477,885     8,900,069       7,432,029
                                                                  ============   ============  ============    ============

Net loss per weighted average share, basic...................     $      (0.10)  $    (  0.04) $      (0.17)   $      (0.13)
                                                                  ============   ============  ============    ============

DILUTED:
Common shares outstanding,  beginning of period..............        8,918,844      7,447,695     8,769,146       7,359,074
Weighted average common shares issued during the period......           36,027         30,190       130,923          72,955
Weighted average common stock equivalents (a)................             -              -             -               -
                                                                  ------------   ------------  ------------    ------------
Weighted average common shares outstanding-diluted,
  end of period..............................................        8,954,871      7,477,885     8,900,069       7,432,029
                                                                  ============   ============  ============    ============

Net loss per weighted average share, diluted.................     $      (0.10)  $      (0.04) $      (0.17)   $      (0.13)
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

Note D. Derivative Financial Instruments
----------------------------------------

The following table summarizes derivative financial instruments included in marketable securities held by the Company at March 31, 1998, which are sensitive to changes in interest rates:


                      For the years ended September 30,

                                                                         Total       Total
Description            1998   1999   2000   2001   2002   Thereafter   Face Value  Fair Value
-----------------      ----   ----   ----   ----   ----   ----------   ----------  ----------
Floater            $150,000                                 $350,000   $500,000    $474,938
  Average
   Interest Rate        5.8%   5.9%   5.9%   5.9%   5.9%         5.9%

CMO                                                         $ 93,338   $ 93,338    $ 92,443
  Average
   Interest Rate        6.9%   6.9%   6.9%   6.9%   6.9%         6.9%

Structured Notes                                            $250,000   $250,000    $246,875
  Average
   Interest Rate        6.0%   6.0%   6.0%   6.0%   6.0%         6.0%


The instruments held by the Company are not leveraged and are held for purposes other than trading.

Note E. Inventory
-----------------

Inventory consists of the following:

                                                  March 31,      September 30,
                                                    1998             1997
                                                 (Unaudited)
                                               -------------    -------------
            Raw material ...................     $  952,406        $  651,460
            Work-in-process.................        963,319           637,657
            Finished goods..................        306,639           288,366
                                              -------------     -------------
                                              $   2,222,364     $   1,577,483
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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenue for certain items in the Company's Statement of Operations for each period:

                                                                Three months ended                   Six months ended
                                                                    March 31,                           March 31,
                                                               1998                1997          1998               1997
                                                           ------------------------------    ------------------------------
Revenue...............................................         100.0%              100.0%         100.0%             100.0%
Cost of revenue.......................................          55.4                46.4           56.7               40.7
Selling, general and administrative...................          42.1                65.2           46.4               80.2
Research and development..............................           0.5                 0.4            3.6                0.9
Goodwill amortization.................................           1.9                 0.0            1.7                0.0
Total operating expenses
(excluding cost of sales).............................          44.5                65.6           51.7               81.1
Operating income/(loss)...............................           0.1               (12.0)          (8.4)             (21.8)
Loss from investment in Beacon Power Corporation......         (22.4)                 -           (12.1)                -
Interest income, net..................................           1.2                 1.5            1.3                2.8
Net loss..............................................         (21.1)              (10.5)         (19.2)             (19.0)


Three Months Ended March 31, 1998 ("Q2 1998") Compared to the Three Months Ended
--------------------------------- ----------- ----------------------------------
March 31, 1997 ("Q2 1997")
-------------- -----------

Revenue. The Company's revenue increased approximately $1,417,000 or 48.7%, from Q2 1997 to Q2 1998. The increase in revenue is primarily due to the acquisition of Film Microelectronics, Inc. ("FMI") which closed on April 16, 1997. The acquisition of FMI represents incremental revenue of approximately $1,423,000. The increase in revenue is also due to an increase in the sale of manufactured products at K&D Magmotor Corporation ("K&D") of approximately $193,000 offset by decreases in revenue of approximately $199,000 related to work on various research and development contracts.

Cost of Revenue. Cost of revenue increased approximately $1,046,000 or 77.5%, from Q2 1997 to Q2 1998. The increase is primarily due to the addition of cost of revenue associated with K&D and FMI of approximately $169,000 and $922,000, respectively. These increase were partially offset by a decrease in effort on research and development contracts.

Selling, General and Administrative. Selling, general and administrative expenses decreased approximately $78,000 or 4.1%, from Q2 1997 to Q2 1998. During 1997, the Company formed Beacon, a wholly-owned subsidiary, to continue the work of its Energy Systems Division. During a recapitalization of Beacon in December 1997, the Company converted a significant portion of its ownership of Beacon to convertible preferred stock. The Company retained approximately 19.9% of Beacon's outstanding voting stock. Although the Company owned less than 20% of the outstanding voting stock of Beacon, based on other factors, there was a presumption that the Company had the ability to exercise significant influence, and the equity method was required for the fair presentation subsequent to this recapitalization. The Company's share of losses from Beacon is shown as a single amount in the statement of operations, "Loss from Investment in Beacon Power Corporation."

Loss from Investment in Beacon Power Corporation. On May 20, 1997, the Company formed its subsidiary, Beacon, through a strategic partnership with Duquesne Enterprises, a subsidiary of DOE, Inc., to manufacture and distribute the Company's flywheel energy storage systems. Duquesne Enterprises made an initial investment totaling $5,000,000 in the Company to fund flywheel product development. Beacon assumed the activities of the Company's Energy Systems Division which was formed in October 1995 to focus on the product development and marketing of flywheel "Inertial Battery" systems for such markets as utilities, cable television and telecommunciations, where uninterruptible power supplies (UPS) are critical to maintaining services. In December 1997, Beacon obtained equity financing from private investors and the Company converted a significant portion of its ownership of Beacon to convertible preferred stock. The Company retained approximately 19.9% of Beacon's outstanding voting stock. On October 23, 1998, Beacon completed a $4,750,000 private placement of equity securities with Perseus Capital L.L.C., Duquesne Enterprises and Micro Generation Technology Fund, L.L.C. Beacon will utilize the proceeds from the private placement toward the completion of the commercialization of the 20C1000 Cale/Telecom Flywheel System. Beacon's focus is limited to providing flywheel energy storage products for stationary terrestrial applications.

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

In auditing the Company's financial statements for the year ended September 30, 1998, the Company's independent accountants advised the Company that the treatment of Beacon as a non-consolidated entity was inappropriate for the period subsequent to December 1997 and prior to the October 1998 financing. Consequently, the Company is amending its financial results for the second quarter of fiscal year 1998 and has included approximately $970,000 of loss from its investment in Beacon since December 1997 in the financial statements for the three months ended March 31, 1998. This resulted in a net loss of approximately $911,000 (or $.10 per share) for the three months ended March 31, 1998. The balance sheet reflects a corresponding increase in retained earnings/(deficit). The loss reported in connection with Beacon has not affected the business prospects or cash position of either the Company or Beacon and the Company has no further funding commitments to Beacon.

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



Six Months Ended March 31, 1998 ("Q2 1998 YTD") Compared to the Six Months Ended
------------------------------- --------------- --------------------------------
March 31, 1997 ("Q2 1997 YTD")
-------------- ---------------

Revenue. The Company's revenue increased approximately $2,979,000 or 59.1%, from Q2 1997 YTD to Q2 1998 YTD. The increase in revenue is primarily due to the two acquisitions closed in 1997, K&D and FMI. These two acquisitions represent incremental revenue of approximately $3,139,000. The increase in revenue is also due to an increase in the sale of manufactured products at K&D of approximately $193,000 offset by decreases in revenue of approximately $353,000 related to work on various research and development contracts.

Cost of Revenue. Cost of revenue increased approximately $2,500,000 or 121.7%, from Q2 1997 YTD to Q2 1998 YTD. The increase is primarily due to the addition of cost of revenue associated with K&D and FMI of approximately $497,000 and $1,917,000, respectively.

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

Loss from Investment in Beacon Power Corporation. On May 20, 1997, the Company formed its subsidiary, Beacon, through a strategic partnership with Duquesne Enterprises, a subsidiary of DOE, Inc., to manufacture and distribute the Company's flywheel energy storage systems. Duquesne Enterprises made an initial investment totaling $5,000,000 in the Company to fund flywheel product development. Beacon assumed the activities of the Company's Energy Systems Division which was formed in October 1995 to focus on the product development and marketing of flywheel "Inertial Battery" systems for such markets as utilities, cable television and telecommunciations, where uninterruptible power supplies (UPS) are critical to maintaining services. In December 1997, Beacon obtained equity financing from private investors and the Company converted a significant portion of its ownership of Beacon to convertible preferred stock. The Company retained approximately 19.9% of Beacon's outstanding voting stock. On October 23, 1998, Beacon completed a $4,750,000 private placement of equity securities with Perseus Capital L.L.C., Duquesne Enterprises and Micro Generation Technology Fund, L.L.C. Beacon will utilize the proceeds from the private placement toward the completion of the commercialization of the 20C1000 Cale/Telecom Flywheel System. Beacon's focus is limited to providing flywheel energy storage products for stationary terrestrial applications.

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

In auditing the Company's financial statements for the year ended September 30, 1998, the Company's independent accountants advised the Company that the treatment of Beacon as a non-consolidated entity was inappropriate for the period subsequent to December 1997 and prior to the October 1998 financing. Consequently, the Company is amending its financial results for the second quarter of fiscal year 1998 and has included approximately $970,000 of loss from its investment in Beacon since December 1997 in the financial statements for the six months ended March 31, 1998. This resulted in a net loss of approximately $911,000 (or $.17 per share) for the six months ended March 31, 1998. The balance sheet reflects a corresponding increase in retained earnings/(deficit). The loss reported in connection with Beacon has not affected the business prospects or cash position of either the Company or Beacon and the Company has no further funding commitments to Beacon.


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

The Company anticipates that its existing cash resources and cash flow from operations will be sufficient to fund its operations at least through March 31, 1999, provided it meets its operating plan. The Company's ability to finance its operations will be dependent on its ability to renegotiate its bank line of credit for a continued availability of borrowing thereunder. There can be no assurance that the Company will be successful in renegotiating its line of credit. The Company's ability to generate cash from operations depends upon, among other things, revenue growth, its credit and payment terms with vendors, and collections of accounts receivable. If such sources of cash prove insufficient, the Company will be required to make changes in its operations or to seek additional debt or equity financing. There can be no assurances that cash generated from operations will be sufficient to meet its operating requirements, or if required, that additional debt or equity financing will be available on terms acceptable to the Company.

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

On October 23, 1998, the Company entered into a Securities Purchase Agreement, by and among Beacon, Perseus Capital L.L.C. ("Perseus"), Duquesne, Micro Generation Technology Fund, L.L.C. ("Micro", and together with Perseus and Duquesne, the "Purchasers") and the Company. Pursuant to the terms of the agreement, (i) the Purchasers purchased from Beacon and Beacon issued, sold and delivered to the Purchasers 1,900,000 shares (the "Shares") of Beacon's Class D Preferred Stock, $.01 par value per share; (ii) the Purchasers have the right to receive certain warrants to purchase shares of Beacon's common stock, $.01 par value per share ("Beacon's Common Stock"); (iii) the Company granted the Purchasers the right (the "Put Right") to cause the Company, in circumstances described below, to purchase all of the Shares and all of Beacon's Common Stock issuable upon conversion of the Shares; and (iv) upon exercise of the Put Right pursuant to the terms of the agreement, the Company must pay the consideration contemplated by the agreement in shares of the Company's Common Stock, valued at the average fair value for the fifteen trading days before and after notice of exercise of the Put Right. The aggregate consideration received by Beacon was $4,750,000. The Put Right is exercisable within sixty days of the second, third fourth and fifth anniversary of the closing date of the transaction, upon certain events of bankruptcy of Beacon and upon the occurrence of certain going private transactions involving the Company. If the Put Right were to be exercised, the Company would most likely recognize a loss equal to the value of the Company's shares issued upon exercise of the Put Right.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS 130 beginning in the first quarter of the fiscal year ending September 30, 1999.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 is effective for fiscal years beginning after December 15, 1997 and establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products and services, geographical areas and major customers. The Company will adopt SFAS 131 beginning in the first quarter of the fiscal year ending September 30, 1999.

Adoption of SFAS 130 and SFAS 131 are not expected to have a material impact to the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

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


                                     SatCon Technology Corporation


Date:  January 29, 1999              By: /s/ David B. Eisenhaure
                                        ----------------------------------------
                                        David B. Eisenhaure, President and Chief
                                           Executive Officer


Date:  January 29, 1999              By: /s/ Michael C. Turmelle
                                        ----------------------------------------
                                        Michael C. Turmelle, Vice President,
                                           Chief Financial Officer and Treasurer