Form 10-Q/A
period 1998-06-30
SATCON TECHNOLOGY CORP
filed 1999-01-29
CIK 889423

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

     SatCon Technology Corporation hereby amends and restates its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 in its entirety to read as follows:

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


                          PART II:  OTHER INFORMATION

Items No. 1 through 6 ................................................. 10

Signatures ............................................................ 11


                         SATCON TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                        June 30,           September 30,
                                                                          1998                  1997
                                                                   ----------------      -----------------
                                                     ASSETS
Current assets:
      Cash and cash equivalents ..................................      $ 1,856,237            $ 4,256,504
      Marketable securities ......................................        1,405,216              1,976,400
      Accounts receivable, net of allowance of $88,436 at June 30,
         1998 and $159,243 at September 30, 1997 .................        2,941,955              2,965,559
      Unbilled contract costs, net of allowance of $518,514 at
         June 30, 1998 and $1,130,468 at September 30, 1997 ......        1,541,974              1,709,826
      Inventory ..................................................        3,586,613              1,577,483
      Prepaid expenses and other assets ..........................          368,336                416,926
                                                                   ----------------      -----------------
                Total current assets ..............................      11,700,331             12,902,698
Property and equipment, net .......................................       2,651,203              4,784,355
Intangibles, net ..................................................       2,730,666              2,992,659
Investment in Beacon Power Corporation ............................       2,760,787                   -
Other assets ......................................................          72,195                 29,726
                                                                   ----------------      -----------------
                     Total assets .................................     $19,915,182            $20,709,438
                                                                   ================      =================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ...........................................        1,544,171            $   850,208
      Accrued payroll and payroll related expenses ...............          365,508                392,235
      Deferred revenue ...........................................           80,142                191,128
      Other accrued expenses .....................................          410,381                788,049
      Amounts due to related party ...............................            8,285                   -
      Current portion of long-term debt ..........................          114,952                 85,784
                                                                   ----------------      -----------------
                 Total current liabilities........................        2,523,439              2,307,404
Long-term liabilities:
      Note Payable ...............................................             -                     6,737
      Long-term debt  ............................................          250,887                316,160
                                                                   ----------------      -----------------
                Total long-term liabilities.......................          250,887                322,897
Commitments and contingencies  ...................................


Stockholders' Equity:
      Preferred stock; $.01 par value, 1,000,000 shares authorized;
            none issued and outstanding ..........................             -                      -
      Common stock, $.01 par value, 15,000,000 shares authorized;
            9,018,549 shares at June 30, 1998 and 8,769,146 shares
            at September 30, 1997, issued and outstanding ........           90,185                 87,691
      Additional paid-in capital .................................       28,377,718             26,576,600
      Retained earnings/(deficit) ................................      (11,313,515)            (8,564,939)
      Unrealized losses on marketable securities, net of tax
            effect ...............................................          (13,532)               (20,215)
                                                                   ----------------      -----------------
                Total stockholders' equity .......................       17,140,856             18,079,137
                                                                   ----------------      -----------------
                      Total liabilities and stockholders' equity..      $19,915,182            $20,709,438
                                                                   ================      =================

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              Three Months Ended                       Nine Months Ended
                                                                   June 30,                                June 30,
                                                        -------------------------------        --------------------------------
                                                             1998            1997                   1998               1997
                                                        --------------   --------------        ---------------   --------------
Revenue...........................................       $ 3,643,681       $3,086,931            $11,664,848       $ 8,128,603
                                                        --------------   --------------        ---------------   --------------
Cost of revenue...................................         1,706,395        1,853,452              6,260,209         3,907,185
Selling, general and administrative expenses......         1,811,686        1,732,849              5,531,034         5,778,456
Research and development expenses.................            25,273         (154,474)               312,303          (110,851)
Goodwill amortization.............................            75,468           49,778                213,063            49,778
                                                        --------------   --------------        ---------------   --------------
Total operating expenses..........................         3,618,822        3,481,605             12,316,609         9,624,568
                                                        --------------   --------------        ---------------   --------------
Operating income/(loss)...........................            24,859         (394,674)              (651,761)       (1,495,965)
Loss from Investment in Beacon Power Corporation..        (1,269,229)               -             (2,239,213)                -
Interest income, net..............................            36,035           56,278                142,398           197,467
                                                        --------------   --------------        ---------------   --------------
Net loss..........................................       $(1,208,335)      $ (338,396)           $(2,748,576)      $(1,298,498)
Net loss per weighted average share, basic
 and diluted......................................       $     (0.13)     $     (0.04)           $     (0.31)      $     (0.17)
                                                        =============    =============         ==============    ==============
Weighted average number of common shares, basic
  and diluted.....................................         9,018,549        8,241,422              8,939,562         7,701,827




   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           Nine Months Ended
                                                                                               June 30,
                                                                                   --------------------------------
                                                                                        1998              1997
                                                                                   -------------    ---------------
Cash flows from operating activities:
    Net loss ..................................................................    $(2,748,576)       $(1,298,498)
                                                                                   -------------    ---------------
    Adjustments to reconcile net loss to net
     cash used in operating activities: .......................................
      Depreciation and amortization ...........................................        651,263            616,958
      Allowance for unbilled contract costs ...................................        (26,241)              -
      Allowance for doubtful accounts .........................................        (70,807)              -
      Loss from Investment in Beacon Power Corporation.........................      2,239,213               -
      Changes in operating assets and liabilities:
        Accounts receivable ...................................................         62,974            907,607
        Prepaid expenses and other assets......................................         48,590             67,798
        Unbilled contract costs ...............................................        194,093           (949,241)
        Inventory .............................................................     (2,025,918)          (486,130)
        Other assets ..........................................................       (101,406)           227,071
        Accounts payable ......................................................        693,963         (1,050,561)
        Accrued expenses and payroll ..........................................          5,571           (189,424)
        Deferred revenue ......................................................        (15,986)              -
        Other accrued expenses ................................................       (377,668)              -
                                                                                   -------------    ---------------
     Total adjustments ........................................................      1,277,641           (855,922)
                                                                                   -------------    ---------------
Net cash used in operating activities .........................................     (1,470,935)        (2,154,420)
                                                                                   -------------    ---------------

Cash flows from investing activities:
    Sales and maturities of marketable securities .............................        577,867          2,072,386
    Patent & intangible expenditures ..........................................       (415,867)           (96,431)
    Deferred financing fees ...................................................           -                37,254
    Capital expenditures ......................................................       (852,321)        (1,729,859)
    Acquisitions ..............................................................           -              (598,095)
    Investment in Beacon Power Corporation ....................................     (1,999,781)              -
                                                                                   -------------    ---------------
Net cash used by investing activities .........................................     (2,690,102)          (314,745)
                                                                                   -------------    ---------------

Cash flows from financing activities:
    Repayment of borrowings ...................................................        (42,842)           (11,881)
    Proceeds from issuance of common stock ....................................           -             4,817,232
    Proceeds from exercise of stock options ...................................        581,739            138,369
    Proceeds from exercise of warrants ........................................      1,221,873               -
                                                                                   -------------    ---------------
Net cash provided by financing activities .....................................      1,760,770          4,943,720
                                                                                   -------------    ---------------
Net increase/(decrease) in cash and cash equivalents ..........................     (2,400,267)         2,474,555
Cash and cash equivalents at beginning of period ..............................      4,256,504          3,770,925
                                                                                   -------------    ---------------
Cash and cash equivalents at end of period ....................................    $ 1,856,237        $ 6,245,480
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

Accounts Receivable.........................................................   $   (31,437)
Inventory...................................................................       (16,788)
Prepaid expenses and other assets...........................................       (70,478)
Property and Equipment, net.................................................    (2,859,572)
Intangibles, net............................................................       (90,957)
Accrued payroll and payroll related expenses................................        32,298
Deferred revenue............................................................        95,000
Cash........................................................................    (2,058,066)
                                                                               -------------
Investment in Beacon Power Corporation......................................   $ 5,000,000
                                                                               =============

On October 23, 1998, the Company entered into a Securities Purchase Agreement, (the "Agreement"), by and among Beacon, Perseus Capital, L.L.C. ("Perseus"), Duquesne Enterprises, ("Duquesne"), Micro Generation Technology Fund, L.L.C. ("Micro", and together with Perseus and Duquesne, the "Purchasers") and the Company. Pursuant to the terms of the Agreement, (i) the Purchasers purchased from Beacon and Beacon issued, sold and delivered to the Purchasers 1,900,000 shares (the "Shares") of Beacon's Class D Preferred Stock, $.01 par value per share; (ii) the Purchasers have the right to receive certain warrants to purchase shares of Beacon's common stock, $.01 par value per share ("Beacon's Common Stock"); (iii) the Company granted the Purchasers the right (the "Put Right") to cause the Company, in circumstances described below, to purchase all of the Shares and all of Beacon's Common Stock issuable upon conversion of the Shares; and (iv) upon exercise of the Put Right pursuant to the terms of the Agreement, the Company must pay the consideration contemplated by the Agreement in shares of the Company's common stock, $.01 par value per share, valued at the average fair value for the fifteen trading days before and after notice of exercise of the Put Right. The aggregate consideration received by Beacon was $4,750,000. The Put Right is exercisable within sixty days of the second, third, fourth and fifth anniversary of the closing date of the transaction, upon certain events of bankruptcy of Beacon and upon the occurrence of certain going private transactions involving the Company. If the Put Right were to be exercised, the Company would most likely recognize a loss equal to the value of the Company's shares issued upon exercise of the Put Right. The Company retained approximately 19.9% of Beacon's outstanding voting stock. Accordingly, as a result of the third-party financing obtained don October 23, 1998 the Company's remaining investment in Beacon from October 23, 1998 going forward will be accounted for on a cost basis.

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

                                                                       Three months ended                   Nine months ended
                                                                            June 30,                             June 30,
                                                                  --------------------------------------------------------------
                                                                      1998            1997             1998             1997
                                                                  ------------    ------------     ------------    -------------
Net loss....................................................      $(1,208,335)     $ (338,396)     $(2,748,576)     $(1,298,498)
                                                                  ============    ============     ============    =============
BASIC:
Common shares outstanding,  beginning of period.............        9,018,549       7,488,075        8,769,146        7,359,074
Weighted average common shares issued during the period.....             -            753,347          170,416          342,753
                                                                  ------------    ------------     ------------    -------------
Weighted average common shares outstanding-basic,
  end of period.............................................        9,018,549       8,241,422        8,939,562        7,701,827
                                                                  ============    ============     ============    =============
Net loss per weighted average share, basic..................      $     (0.13)     $     (0.04)    $     (0.31)      $     (0.17)
                                                                  ============    ============     ============    =============
DILUTED:
Common shares outstanding,  beginning of period..............        9,018,549       7,488,075        8,769,146        7,359,074
Weighted average common shares issued during the period......             -            753,347          170,416          342,753
Weighted average common stock equivalents (a)................             -               -                -                -
                                                                  ------------    ------------     ------------    -------------
Weighted average common shares outstanding-diluted,
 end of  period..............................................        9,018,549       8,241,422        8,939,562        7,701,827
                                                                  ============    ============     ============    =============
Net loss per weighted average share, diluted.................     $     (0.13)     $     (0.04)    $     (0.31)      $     (0.17)
                                                                  ============    ============     ============    =============

 (a)  not included if antidilutive

Note D. Derivative Financial Instruments
----------------------------------------

The following table summarizes derivative financial instruments included in marketable securities held by the Company at June 30, 1998, which are sensitive to changes in interest rates:

                    For the years ended September 30,                    Total         Total
Description        1998      1999   2000   2001   2002   Thereafter    Face Value    Fair Value
-----------------  ----      ----   ----   ----   ----   ----------    ----------    ----------
Floater            $150,000                              $350,000      $500,000      $475,313
  Average
   Interest Rate       5.8%  5.9%   5.9%   5.9%   5.9%   5.9%

CMO                                                      $ 79,838      $ 79,838      $ 82,715
  Average
   Interest Rate       5.9%  5.9%   5.9%   5.9%   5.9%   5.9%

Structured Notes                                         $250,000      $250,000      $247,188
  Average
   Interest Rate       6.0%  6.0%   6.0%   6.0%   6.0%   6.0%

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenue for certain items in the Company's Statement of Operations for each period:

                                                          Three Months Ended             Nine Months Ended
                                                                June 30,                       June 30,
                                                       --------------------------------------------------------
                                                           1998           1997           1998           1997
                                                       ------------    -----------    -----------    -----------
Revenue...............................................     100.0%         100.0%         100.0%         100.0%
Cost of revenue.......................................      46.8           60.0           53.7           48.1
Selling, general and administrative...................      49.7           56.1           47.4           71.1
Research and development..............................       0.7           (5.0)           2.7           (1.4)
Goodwill amortization.................................       2.1            1.6            1.8            0.6
Total operating expenses
(excluding cost of revenue)...........................      52.5           52.7           51.9           70.3
Operating income (loss)...............................       0.7          (12.7)          (5.6)         (18.4)
Loss from Investment in Beacon Power Corporation......     (34.8)             -          (19.2)             -
Interest income, net..................................       1.0            1.8            1.2            2.4
Net loss..............................................     (33.2)         (10.9)         (23.6)         (16.0)


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

In auditing the Company's financial statements for the year ended September 30, 1998, the Company's independent accountants advised the Company that the treatment of Beacon as a non-consolidated entity was inappropriate for the period subsequent to December 1997 and prior to the October 1998 financing. Consequently, the Company is amending its financial results for the third quarter of fiscal year 1998 and has included approximately 1,269,000 of loss from its investment in Beacon since December 1997 in the financial statements for the three months ended June 30, 1998. This resulted in a net loss of approximately $1,208,000 (or $.13 per share) for the three months ended June 30, 1998. The balance sheet reflects a corresponding increase in retained earnings/(deficit). The loss reported in connection with Beacon has not affected the business prospects or cash position of either the Company or Beacon and the Company has no further funding commitments to Beacon.

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

In auditing the Company's financial statements for the year ended September 30, 1998, the Company's independent accountants advised the Company that the treatment of Beacon as a non-consolidated entity was inappropriate for the period subsequent to December 1997 and prior to the October 1998 financing. Consequently, the Company is amending its financial results for the third quarter of fiscal year 1998 and has included approximately $2,239,000 of loss from its investment in Beacon since December 1997 in the financial statements for the nine months ended June 30, 1998. This resulted in a net loss of approximately $2,749,000 (or $.13 per share) for the nine months ended June 30, 1998. The balance sheet reflects a corresponding increase in retained earnings/(deficit). The loss reported in connection with Beacon has not affected the business prospects or cash position of either the Company or Beacon and the Company has no further funding commitments to Beacon.

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

The Company anticipates that its existing cash resources and cash flow from operations will be sufficient to fund its operations at least through June 30, 1999, as well as its ability to repurchase up to 5 percent of the Company's outstanding shares over the next 24 months under a stock repurchase program (the "Program"). Under the Program, the Company plans to purchase shares on the open market from time-to-time, depending on market conditions. The Company's ability to generate cash from operations depends upon, among other things, revenue growth, its credit and payment terms with vendors, and collection of accounts receivable. If such sources of cash prove insufficient, the Company will be required to seek addition debt or equity financing. There can be no assurance that cash generated from operations will be sufficient to meet its operating requirements, or if required, that additional debt or equity financing will be available on terms acceptable to the Company.

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

On October 23, 1998, the Company entered into a Securities Purchase Agreement, by and among Beacon, Perseus Capital L.L.C. ("Perseus"), Duquesne, Micro Generation Technology Fund, L.L.C. ("Micro", and together with Perseus and Duquesne, the "Purchasers") and the Company. Pursuant to the terms of the agreement, (i) the Purchasers purchased from Beacon and Beacon issued, sold and delivered to the Purchasers 1,900,000 shares (the "Shares") of Beacon's Class D Preferred Stock, $.01 par value per share; (ii) the Purchasers have the right to receive certain warrants to purchase shares of Beacon's common stock, $.01 par value per share ("Beacon's Common Stock"); (iii) the Company granted the Purchasers the right (the "Put Right") to cause the Company, in circumstances described below, to purchase all of the Shares and all of Beacon's Common Stock issuable upon conversion of the Shares; and (iv) upon exercise of the Put Right pursuant to the terms of the agreement, the Company must pay the consideration contemplated by the agreement in shares of the Company's Common Stock, valued at the average fair value for the fifteen trading days before and after notice of exercise of the Put Right. The aggregate consideration received by Beacon was $4,750,000. The Put Right is exercisable within sixty days of the second, third, fourth and fifth anniversary of the closing date of the transaction, upon certain events of bankruptcy of Beacon and upon the occurrence of certain going private transactions involving the Company. If the Put Right were to be exercised, the Company would most likely recognize a loss equal to the Company's shares issued upon exercise of the Put Right.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards
No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 1999 and establishes a new model for accounting for derivatives and hedging activities. The Company will adopt SFAS 133 beginning in the first quarter of the fiscal year ending September 30, 2000.

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