Form 10-Q
period 1998-12-31
SATCON TECHNOLOGY CORP
filed 1999-02-16
CIK 889423

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                            ______________________

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 1998

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  [X]     No  [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $0.01 Par Value, 9,118,549 shares outstanding as of January 31, 1999.


--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                         PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
                                                                           Page
                                                                           ----
Consolidated Balance Sheets (Unaudited)....................................  1
Consolidated Statements of Operations (Unaudited)..........................  2
Consolidated Statements of Cash Flows (Unaudited)..........................  3
Notes to Interim Consolidated Financial Statements (Unaudited).............  4

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ..............................  7

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISKS............................................................. 11

                          PART II:  OTHER INFORMATION

Items No. 1 through 6...................................................... 12

Signature.................................................................. 14

                         SATCON TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                           December 31,     September 30,
                                                                           ------------     -------------
                                                                               1998              1998
                                                                               ----              ----
                                    ASSETS
Current assets:
    Cash and cash equivalents...........................................   $    605,763     $  1,201,610
    Marketable securities...............................................        639,338          657,431
    Accounts receivable, net of allowance of $58,043
      at December 31, 1998 and $51,836 at September 30, 1998............      3,633,489        3,347,405
    Unbilled contract costs, net of allowance of $57,611
      at December 31, 1998 and September 30, 1998.......................      1,648,240        1,196,318
    Inventory ..........................................................      4,295,723        3,678,067
    Prepaid expenses and other assets...................................        213,206          358,308
    Amounts due from related party......................................          6,455          596,453
                                                                           ------------     ------------
       Total current assets.............................................     11,042,214       11,035,592
Property and equipment, net.............................................      2,885,582        2,677,786
Intangibles, net .......................................................      2,915,109        2,967,988
Investment in Beacon Power Corporation..................................      1,215,746        1,458,183
Other assets                                                                     71,551           27,041
                                                                           ------------     ------------
       Total assets.....................................................   $ 18,130,202     $ 18,166,590
                                                                           ============     ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Line of credit......................................................   $      5,000               --
    Accounts payable....................................................      1,599,650     $  1,447,897
    Accrued payroll and payroll related expenses........................        375,378          352,701
    Deferred revenue....................................................        342,116          197,930
    Other accrued expenses..............................................        348,424          385,999
    Current portion of long-term debt...................................        170,415          146,594
                                                                           ------------     ------------
       Total current liabilities........................................      2,840,983        2,531,121
Long-term liabilities:
    Long-term debt......................................................        197,641          221,462
                                                                           ------------     ------------
       Total long-term liabilities......................................        197,641          221,462
Commitments and contingencies...........................................

Stockholders' equity:
    Preferred stock; $.01 par value, 1,000,000 shares authorized;
      none issued and outstanding.......................................             --               --
    Common stock, $.01 par value, 15,000,000 shares authorized;
      9,018,549 shares issued at December 31, 1998 and
      September 30, 1998................................................         90,185           90,185
    Additional paid-in capital..........................................     28,377,718       28,377,718
    Retained earnings/(deficit).........................................    (13,131,968)     (12,870,440)
    Net unrealized losses on marketable securities, net of tax effect...        (16,046)         (10,380)
    Treasury stock, at cost; 40,300 shares at December 31, 1998
      and 28,300 shares at September 30, 1998...........................       (228,311)        (173,076)
                                                                           ------------     ------------
       Total stockholders' equity.......................................     15,091,578       15,414,007
                                                                           ------------     ------------
       Total liabilities and stockholders' equity.......................   $ 18,130,202     $ 18,166,590
                                                                           ============     ============

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              For the three months ended
                                                                   December 31,
                                                                1998              1997
                                                                ----              ----
Revenue...............................................       $3,747,432        $3,695,619
                                                             ----------        ----------
Cost of revenue.......................................        2,727,931         2,678,785
Selling, general and administrative expenses..........          850,218         1,378,992
Research and development expenses.....................          100,883           265,031
Goodwill amortization.................................           77,758            55,187
                                                             ----------        ----------
Total operating expenses..............................        3,756,790         4,377,995
                                                             ----------        ----------
Operating loss........................................           (9,358)         (682,376)
Loss from Investment in Beacon Power Corporation......         (272,437)               --
Interest income, net..................................           20,267            53,164
                                                             ----------        ----------
Net loss..............................................       $ (261,528)       $ (629,212)
                                                             ==========        ==========
Net loss per weighted average share,
  basic and diluted...................................       $     (.03)       $     (.07)
                                                             ==========        ==========
Weighted average number of common shares,
  basic and diluted...................................        8,980,249         8,845,266

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   For the three months ended
                                                                          December 31,
                                                                   1998                  1997
                                                                   ----                  ----
Cash flows from operating activities:
  Net loss ...............................................     $ (261,528)           $ (629,212)
     Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation and amortization.....................        218,347               203,618
        Allowance for unbilled contract costs.............             --                (7,175)
        Allowance for doubtful accounts...................          6,207                 6,377
        Loss from Investment in Beacon Power Corporation..        272,437                    --
        Changes in operating assets and liabilities:
           Accounts receivable............................       (292,291)             (498,364)
           Prepaid expenses and other assets..............        145,102               201,844
           Unbilled contract costs........................       (451,922)              301,919
           Inventory......................................       (617,656)             (120,466)
           Other assets...................................        545,488               (55,644)
           Accounts payable...............................        151,753               (31,693)
           Accrued expenses and payroll...................        (14,898)             (235,466)
           Deferred revenue...............................        144,186                 3,538
                                                               ----------            ----------
     Total adjustments....................................        106,753              (231,512)
                                                               ----------            ----------
Net cash used in operating activities.....................       (154,775)             (860,724)
                                                               ----------            ----------

Cash flows from investing activities:
  Sales and maturities of marketable securities...........         12,428                 9,288
  Patent and intangible expenditures......................        (30,360)             (118,622)
  Capital expenditures....................................       (342,905)             (575,487)
  Investment in Beacon Power Corporation..................        (30,000)                   --
                                                               ----------            ----------
Net cash used in investing activities.....................       (390,837)             (684,821)
                                                               ----------            ----------

Cash flows from financing activities:
  Repayment of  borrowings................................             --               (27,611)
  Proceeds from line of credit............................          5,000                    --
  Proceeds from exercise of stock options.................             --                 7,004
  Proceeds from exercise of warrants......................             --             1,231,650
  Purchase of treasury stock..............................        (55,235)                   --
                                                               ----------            ----------
Net cash (used in)/provided by financing activities.......        (50,235)            1,211,043
                                                               ----------            ----------

Net decrease in cash and cash equivalents.................       (595,847)             (334,502)
Cash and cash equivalents at beginning of period..........      1,201,610             4,256,504
                                                               ----------            ----------

Cash and cash equivalents at end of period................     $  605,763            $3,922,002
                                                               ==========            ==========

   The accompanying notes are an integral part of the consolidated financial statements.

SatCon Technology Corporation
Notes to Interim Consolidated Financial Statements (Unaudited)

Note A. Basis of Presentation
-----------------------------

  The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its majority-owned subsidiaries (collectively, the "Company") as of December 31, 1998 and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. Operating results for the three-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note B. Significant Events
--------------------------

Beacon Power Corporation

  On October 23, 1998, the Company entered into a Securities Purchase Agreement (the "Agreement") with Beacon Power Corporation ("Beacon"), Perseus Capital, L.L.C. ("Perseus"), Duquesne Enterprises ("Duquesne") and Micro Generation Technology Fund, L.L.C ("Micro", and together with Perseus and Duquesne the "Purchasers"). Pursuant to the terms of the Agreement, (i) the Purchasers purchased from Beacon and Beacon issued, sold and delivered to the Purchasers 1,900,000 shares (the "Shares") of Beacon's Class D Preferred Stock, $.01 par value per share; (ii) the Purchasers have the right to receive certain warrants to purchase shares of Beacon's common stock, $.01 par value per share ("Beacon's Common Stock"); (iii) the Company granted the Purchasers the right (the "Put Right") to cause the Company, in circumstances described below, to purchase all of the Shares and all of Beacon's Common Stock issuable upon conversion of the Shares; and (iv) upon exercise of the Put Right pursuant to the terms of the Agreement, the Company must pay the consideration contemplated by the Agreement in shares of the Company's common stock, $.01 par value per share (the "Common Stock"), valued at the average fair value for the fifteen trading days before and after notice of exercise of the Put Right. The aggregate consideration received by Beacon was $4,750,000. The Put Right is exercisable within sixty days of the second, third, forth and fifth anniversary of the closing date of the transaction, upon certain events of bankruptcy of Beacon and upon the occurrence of certain going private transactions involving the Company. If the Put Right were to be exercised, the Company would most likely recognize a loss equal to the value of the Company's shares issued upon exercise of the Put Right. The Company retained approximately 19.9% of Beacon's outstanding voting stock. Accordingly, as a result of the third-party financing obtained on October 23, 1998 the Company's remaining investment in Beacon from October 23, 1998 going forward will be accounted for on a cost basis.

  The Company will continue to review its investment in Beacon. While the Company continues to be optimistic regarding the long term prospects for Beacon and flywheel technology, Beacon has not yet successfully introduced a flywheel product and will need substantial additional financing to continue its operations. If in the future the Company determines that its investment in Beacon does not have any remaining value, the Company would take appropriate actions to write-off the remaining cost of its investment.

Issuance of Common Stock Purchase Warrants

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

Line of Credit

  On December 16, 1998, the Company obtained a $2,000,000 discretionary demand line of credit (the "Line of Credit"), bearing interest at the bank's prime rate of interest plus 1 1/2%. Available borrowings are based on a formula of eligible accounts receivable and inventory and will be used for capital expenditures, working capital and general corporate purposes.

  Note C. Income per Share
  ------------------------

  The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of loss:

                                                 For the three months ended
                                                         December 31,
                                                    1998               1997
                                                    ----               ----
     Net loss.................................. $ (261,528)        $ (629,212)
     Basic:
     Common shares outstanding, beginning
       of period...............................  8,990,249          8,769,146
     Weighted average common shares issued
       during the period.......................         --             76,120
     Weighted average shares repurchased
       during the period.......................    (10,000)                --
                                                ----------         ----------
     Weighted average shares outstanding
       --basic.................................  8,980,248          8,845,266
                                                ==========         ==========
     Net loss per weighted average share,
       basic................................... $    (0.03)        $     (.07)
                                                ==========         ==========
     Diluted:
     Weighted average shares outstanding
       --basic.................................  8,980,248          8,845,266
     Weighted average common stock
       equivalents (a).........................         --                 --
                                                ----------         ----------
     Weighted average shares outstanding
       --diluted...............................  8,980,248          8,845,266
                                                ==========         ==========
     Net loss per weighted average share,
       diluted................................. $    (0.03)        $     (.07)
                                                ==========         ==========

--------------
(a)    not included if antidilutive

  On January 15, 1999, the Company granted options to purchase up to 334,000 shares of the Company's Common Stock. These options are exercisable at a price of $5.688 and expire in January 2009. On January 26, 1999, the Company granted additional options to purchase up to 40,000 shares of the Company's Common Stock. These options are exercisable at a price of $5.875 and expire in January 2009. The shares of Common Stock or potential shares of Common Stock outstanding at the end of the period would not have changed materially if these transactions occurred before the end of the period.

Note D. Inventory
-----------------

  Inventory consists of the following:

                                 December 31,            September 30,
                                     1998                     1998
                                     ----                     ----
Raw material...................   $2,394,468             $1,783,803
Work-in-process................    1,780,424              1,788,241
Finished goods.................      120,831                106,023
                                  ----------             ----------
                                  $4,295,723             $3,678,067
                                  ==========             ==========

Note E. Comprehensive Income
----------------------------

  As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. Financial statements for prior periods must be restated.

  The Company's total comprehensive income is as follows:

                                                     For the three months ended
                                                             December 31,
Net loss...........................................  $  (261,528)    $ (629,212)
                                                     ===========     ==========
Other comprehensive income/(loss), net of tax:
  Unrealized gains/(losses) on securities..........  $    (5,666)    $    1,966
                                                     -----------     ----------
Other comprehensive income/(loss)..................  $    (5,666)    $    1,966
                                                     -----------     ----------
Comprehensive loss.................................  $  (267,194)    $ (627,246)
                                                     ===========     ==========

Note F. Subsequent Events
-------------------------

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, and Section 27A of the Securities Exchange Act of 1933, as amended (the "Securities Act"). For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Results".

Results of Operations

  The following table sets forth, for the periods indicated, the percentage of revenue for certain items in the Company's Statements of Operations for each period:

                                                                For the three
                                                                months ended
                                                                December 31,
                                                             -----------------
                                                             1998         1997
                                                             ----         ----
Revenue.................................................    100.0%       100.0%
Cost of revenue...........................                   72.8         72.5
Selling, general and administrative.....................     22.7         37.3
Research and development................................      2.7          7.2
Goodwill amortization...................................      2.0          1.5
Total operating expenses (excluding cost of revenue)....     27.4         46.0
Operating loss..........................................     (0.2)       (18.5)
Loss from Investment in Beacon Power Corporation........     (7.3)          --
Interest income, net....................................      0.5          1.5
Net loss................................................      7.0        (17.0)

Three Months Ended December 31, 1998 ("Q1 1999") Compared to the Three Months
-----------------------------------------------------------------------------
December 31, 1997 ("Q1 1998")
-----------------------------

  Revenue. The Company's revenue increased approximately $52,000 or 1.4%, from Q1 1998 to Q1 1999. The increase is attributable to increased sale of manufactured products of approximately $301,000. The Company began shipping production orders for the Company's Integrated Suspension and Motor system ("ISAM") during Q1 1999. This increase in revenue was partially offset by decreases in revenue related to research and development contracts.

  Cost of Revenue. Cost of revenue increased approximately $49,000 or 1.8%, from Q1 1998 to Q1 1999. The increase in cost of revenue is attributable to increased sale of manufactured products partially offset by a decrease in effort on research and development contracts.

  Selling, general and administrative expenses. Selling, general and administrative expenses decreased approximately $529,000 or 38.3% from Q1 1998 to Q1 1999. The decrease is primarily the result of the recapitalization of Beacon. During 1997, the Company formed Beacon, a wholly-owned subsidiary, to continue the work of the Company's Energy Systems Division. During a recapitalization of Beacon in December 1997, the Company converted a significant portion of its ownership of Beacon to convertible preferred stock. The Company retained approximately 19.9% of Beacon's outstanding voting stock. Although the Company owned less than 20% of the outstanding voting stock of Beacon, based on other factors, there was a presumption that the Company had the ability to exercise significant influence, and the equity method was required for the fair presentation subsequent to this recapitalization. The Company's share of losses from Beacon is shown as a single amount in the statement of operations, ''Loss from Investment in Beacon Power Corporation.'' On October 23, 1998, Beacon completed a $4,750,000 private placement of equity securities with Perseus, Duquesne and Micro. Beacon is utilizing the proceeds from the private placement to continue field trials and begin early production of the 20C1000 Cable/Telecom Flywheel System. Beacon's focus is limited to providing flywheel energy storage products for stationary terrestrial applications. The Company is neither required to consolidate nor reflect its pro-rata share of Beacon's losses for any period subsequent to the third-party financing Beacon obtained in October 1998. This decrease was partially offset by increases of expenses related to K&D MagMotor and SatCon Film Microelectronics, Inc. ("FMI").

  Research and development. Research and development expenses decreased approximately $164,000 or 61.9% from Q1 1998 to Q1 1999. The decrease is primarily the result of the recapitalization of Beacon. This decrease was partially offset by increases of expenses related to the continued development of magnetic bearings and suspension systems and electro-optic and sensor inspection systems.

  Goodwill amortization. Goodwill amortization increased approximately $23,000 or 40.9% from Q1 1998 to Q1 1999. This was primarily the result of the final installment of the non-compete agreement in connection with the acquisition of FMI in April 1997.

  Loss from Investment in Beacon Power Corporation. On May 20, 1997, the Company formed its subsidiary, Beacon, through a strategic partnership with Duquesne, a subsidiary of DOE, Inc., to manufacture and distribute the Company's flywheel energy storage systems. Duquesne made an initial investment totaling $5,000,000 in the Company to fund flywheel product development. Beacon assumed the activities of the Company's Energy Systems Division which was formed in October 1995 to focus on the product development and marketing of flywheel "Inertial Battery" systems for such markets as utilities, cable television and telecommunications, where uninterruptible power supplies (UPS) are critical to maintaining services. In December 1997, Beacon obtained equity financing from private investors and the Company converted a significant portion of its ownership of Beacon to convertible preferred stock. The Company retained approximately 19.9% of Beacon's outstanding voting stock. On October 23, 1998, Beacon completed a $4,750,000 private placement of equity securities with Perseus, Duquesne and Micro. Beacon is utilizing the proceeds from the private placement to continue field trials and began early production of the 20C1000 Cable/Telecom Flywheel System. Beacon's focus is limited to providing flywheel energy storage products for stationary terrestrial applications.

  The Company has been advised by its independent accountants that they concur with the Company's view that the Company is neither required to consolidate nor reflect its pro-rata share of Beacon's losses for any period subsequent to the third-party financing Beacon obtained in October 1998. Consequently, for the remainder of the fiscal year ending September 30, 1999, the Company will carry its investment in Beacon at its remaining cost of approximately $1,216,000 and will not be consolidating or otherwise reflecting Beacon's results of operations in the Company's financial statements.

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

  Interest income, net. Interest income, net decreased approximately $33,000 or 61.9% from Q1 1998 to Q1 1999. The decrease is primarily the result of the decrease in marketable securities of approximately $1,330,000 or 67.5% from December 31, 1997 to December 31, 1998.

Liquidity and Capital Resources

  The Company's cash and cash equivalents was approximately $606,000 as of December 31, 1998, a decrease of approximately $596,000 from September 30, 1998. Cash used in operating activities was approximately $155,000 for Q1 1999, compared to approximately $861,000 for Q1 1998. The cash used in operating activities is primarily the result of an increase in inventory related to the introduction of a new line of standard regulators.

  On December 16, 1998, the Company obtained a $2,000,000 discretionary demand line of credit (the "Line of Credit"), bearing interest at the bank's prime rate of interest plus 1 1/2%. Available borrowings are based on a formula of eligible accounts receivable and inventory and will be used for capital expenditures, working capital and general corporate purposes.

  The Company anticipates that its existing cash resources, cash flow from operations and the Line of Credit will be sufficient to fund its operations through at least December 31, 1999, and to repurchase up to 5 percent of the outstanding shares of the Company's Common Stock under a stock repurchase program (the "Repurchase Program") provided that the Company meets its operating plan. Under the Repurchase Program, the Company plans to purchase shares of the Company's Common Stock on the open market from time to time, depending on market conditions. To the extent cash flows from operations is insufficient to fund the Company's activities, it may be necessary to raise additional funds through equity or debt financing. The Company's ability to generate cash from operations depends upon, among other things, revenue growth, its credit and payment terms with vendors and collection of accounts receivable. If such sources of cash prove insufficient, the Company will be required to make changes in its operations or to seek additional debt or equity financing. There can be no assurance that cash generated from operations will be sufficient to meet its operating requirements or that additional debt or equity financing will be available on terms acceptable to the Company, or at all.

Effects of Inflation

  The Company believes that inflation and changing prices over the past three years have not had a significant impact on the Company's net sales and revenues or on income from continuing operations.

Factors Affecting Future Results

  The Company's future results remain difficult to predict and may be affected by a number of factors which could cause actual results to differ materially from forward-looking statements contained in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. These factors include business conditions within the automotive, telecommunications, industrial machinery, and semiconductor industries and the world economies as a whole, and competitive pressures that may impact research and development spending. The Company's revenue growth is dependent on technological developments and contract research and development for both the government and commercial sectors and no assurance can be given that such investments will continue or that the Company can successfully obtain such funds. In addition, the Company's future growth opportunities are dependent on the introduction of new products that must penetrate automotive, telecommunications, industrial, and computer market segments. No assurance can be given that new products can be developed, or if developed, will be successful; that competitors will not force prices to an unacceptably low level or take market share from the Company; or that the Company can achieve or maintain profits in these markets. Because of these and other factors, past financial performances should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the Company's stock price frequently experiences significant volatility.

  On October 23, 1998, the Company entered into the Agreement with Beacon, Perseus, Duquesne and Micro. Pursuant to the terms of the Agreement, (i) the Purchasers purchased from Beacon and Beacon issued, sold and delivered to the Purchasers the Shares of Beacon's Class D Preferred Stock, $.01 par value per share; (ii) the Purchasers have the right to receive certain warrants to purchase shares of Beacon's Common Stock; (iii) the Company granted the Purchasers the the Put Right; and (iv) upon exercise of the Put Right pursuant to the terms of the Agreement, the Company must pay the consideration contemplated by the agreement in shares of the Company's Common Stock, valued at the average fair value for the fifteen trading days before and after notice of exercise of the Put Right. The aggregate consideration received by Beacon was $4,750,000. The Put Right is exercisable within sixty days of the second, third, forth and fifth anniversary of the closing date of the transaction, upon certain events of bankruptcy of Beacon and upon the occurrence of certain going private transactions involving the Company. If the Put Right were to be exercised, the Company would most likely recognize a loss equal to the value of the Company's shares issued upon exercise of the Put Right.

Effect of Recent Accounting Pronouncements

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 is effective for fiscal years beginning after December 15, 1997 and establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products and services, geographical areas and major customers. The Company will adopt SFAS 131 in the fiscal year ending September 30, 1999. This Statement need not be applied to interim financial periods in the initial year of application, however, comparative information for interim financial statements in the year of application will be reported in financial statements for interim periods in the second year of application.

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

  Adoption of SFAS 131 and SFAS 133 are not expected to have a material impact to the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

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

  The Company has reviewed its information and operational systems and manufacturing processes in order to identify those products, services or systems that are not Y2K compliant. As a result of this review, the Company has determined that it will be required to modify or replace certain information and operational systems so that they will be Y2K compliant. These modifications and replacements are being, and will continue to be, made in conjunction with the Company's overall system initiatives. The total cost of these Y2K compliance measures has not been, and is not anticipated to be, material to the Company's financial position or its results of operations. The Company expects to complete its Y2K project during the fiscal year ending September 30, 1999. Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of Y2K compliance issues. Accordingly, the Company has not adopted any formal contingency plan in the event its Y2K project is not completed in a timely manner. These costs and the timing in which the Company plans to complete its Y2K modifications and testing processes are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Y2K problems, that remedial efforts will not involve significant time and expense or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  Interest Rate Risk

  The Company maintains an investment portfolio consisting of debt securities of various issuers, types and maturities. These securities are classified as available for sale, and consequently are recorded on the balance sheet at market value, with the unrecorded gain or loss recorded through the equity section. These instruments are not leveraged, and are not held for purposes of trading.

  The following table summarizes derivative financial instruments included in marketable securities held by the Company at December 31, 1998, which are sensitive to changes in interest rates:


                                                                                      Total           Total
                                 For the years ended September  30,                   Face            Fair
Description                1999   2000   2001   2002       2003   Thereafter          Value           Value
-----------------          ----   ----   ----   ----   --------   ----------          -----           -----
Floater                                                              $350,000         $350,000        $325,500
  Average Interest Rate     5.3%   5.3%   5.3%   5.3%       5.3%          5.3%

CMO                                                                  $ 57,590         $ 57,590        $ 64,463
  Average Interest Rate     5.6%   5.6%   5.6%   5.6%       5.6%          5.6%

Structured Notes                                       $250,000                       $250,000        $249,375
  Average Interest Rate     6.0%   6.0%   6.0%   6.0%       6.0%          6.0%

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings:

  On December 12, 1997, FMI filed suit against Albert R. Snider for breach of certain representations made by Mr. Snider, including statements of inventory balances, in the Asset Purchase Agreement, dated as of April 3, 1997, between FMI and Mr. Snider relating to the purchase by the Company of the business of FMI. The suit was filed in the United States District Court in Boston, Massachusetts. The parties dismissed the lawsuit because settlement discussions between the Company and Mr. Snider were ongoing. However, those settlement discussions were unsuccessful, and the lawsuit was reinstated on July 17, 1998. Mr. Snider filed a counterclaim seeking, among other things, payments allegedly due from the Company under a promissory note and unspecified damages under the Massachusetts unfair trade practices statute. Mr. Snider's motion for partial summary judgment on the promissory note counterclaim was denied by the District Court on October 15, 1998.

  On December 30, 1998, Mr. Snider filed a motion to amend his counterclaim, seeking to assert two additional claims against the Company for: (i) the Company's breach of an alleged promise to make Mr. Snider a member of the Company's Board of Directors; and (ii) alleged misrepresentations in the Company's financial statements. The proposed additional claims seek unspecified damages, and/or an order requiring the Company to offer Mr. Snider a seat on the Company's Board of Directors. On January 21, 1999, the District Court denied Mr. Snider's motion to amend his counterclaim. Mr. Snider has filed a motion asking the Court to reconsider its January 21, 1999 order. The Company has opposed this motion. The parties have initiated discovery. The Company believes it has sufficient reserves on the books of FMI for the overstatement in inventory balances.

Item 2.  Changes in Securities and Use of Proceeds:

Recent Sales of Unregistered Securities

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

  On January 4, 1999, the Company issued 100,000 shares of Common Stock to two individuals in connection with MagMotor's purchase of certain assets and assumption of certain liabilities of Inductive Components, Inc. and Lighthouse Software, Inc. These shares were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

Item 3.  Defaults upon Senior Securities:
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:
Not applicable.

Item 5.  Other Information:
Not applicable.


Item 6  Exhibits and Reports on Form 8-K:

(a) Exhibits

27      Financial Data Schedule

(b) Reports on Form 8-K

  On October 30, 1998, the Company filed a Current Report on Form 8-K, dated October 23, 1998, in connection with the Securities Purchase Agreement, dated October 23, 1998, by and among Beacon Power Corporation, Perseus Capital, L.L.C., Duquesne Enterprises, Micro Generation Technology Fund, L.L.C. and the Company.

  On January 14, 1999, the Company filed a Current Report on Form 8-K, dated January 4, 1999, in connection with the Asset Purchase Agreement, dated as of January 4, 1999, among K&D MagMotor Corp., the Company, Inductive Components, Inc.("Inductive"), Lighthouse Software, Inc. ("Lighthouse") and Thomas Glynn, the sole stockholder of Inductive and the majority stockholder of Lighthouse.