Form 10-Q
period 1999-03-31
SATCON TECHNOLOGY CORP
filed 1999-05-17
CIK 889423

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                             ______________________

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

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

          Common Stock, $0.01 Par Value, 9,161,409 shares outstanding as of April 30, 1999.


-------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                         PART I: FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
ITEM 1:    FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited).................................  1
Consolidated Statements of Operations (Unaudited).......................  2
Consolidated Statements of Cash Flows (Unaudited).......................  3
Notes to Interim Consolidated Financial Statements (Unaudited)..........  4

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..........................  8

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK..................................................  13


                          PART II:  OTHER INFORMATION

Items No. 1 through 6..................................................   14

Signature..............................................................   16

                         SATCON TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                          March 31,       September 30,
                                                                                       ----------------  ----------------
                                                                                             1999              1998
                                                                                       ----------------  ----------------

                                     ASSETS
Current assets:
     Cash and cash equivalents  ......................................................    $    233,861      $  1,201,610
     Marketable securities   ........................................................          381,078           657,431
     Accounts receivable, net of allowance of $20,000 at March 31, 1999 and
       $51,836 at September 30, 1998  ...............................................        3,182,711         3,347,405
     Unbilled contract costs, net of allowance of $57,611 at March 31, 1999 and
       September 30, 1998............................................................        2,654,094         1,196,318
     Inventory ......................................................................        5,270,640         3,678,067
     Prepaid expenses and other assets...............................................          357,918           358,308
     Amounts due from related party..................................................               --           596,453
                                                                                          ------------      ------------
          Total current assets.......................................................       12,080,302        11,035,592
Property and equipment, net..........................................................        3,019,149         2,677,786
Intangibles, net ....................................................................        3,345,485         2,967,988
Investment in Beacon Power Corporation...............................................        1,215,746         1,458,183
Other assets.........................................................................          259,554            27,041
                                                                                          ------------      ------------
          Total assets...............................................................     $ 19,920,236      $ 18,166,590
                                                                                          ============      ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit..................................................................     $  1,521,481                --
     Accounts payable................................................................        1,455,712      $  1,447,897
     Accrued payroll and payroll related expenses....................................          505,580           352,701
     Deferred revenue................................................................          177,408           197,930
     Other accrued expenses..........................................................          424,936           385,999
     Current portion of long-term debt...............................................               --           146,594
                                                                                          ------------      ------------
          Total current liabilities..................................................        4,085,117         2,531,121
Long-term liabilities:
     Long-term debt..................................................................               --           221,462
                                                                                          ------------      ------------
          Total long-term liabilities................................................               --           221,462
Commitments and contingencies........................................................

Stockholders' equity:
     Preferred stock; $.01 par value, 1,000,000 shares authorized; none issued
       and outstanding...............................................................               --                --
     Common stock, $.01 par value, 20,000,000 shares authorized; 9,161,409  shares
       issued at March 31, 1999 and 9,018,549 shares at September 30, 1998...........           91,614            90,185
     Additional paid-in capital......................................................       29,135,280        28,377,718
     Retained earnings/(deficit).....................................................      (13,134,686)      (12,870,440)
     Net unrealized losses on marketable securities, net of tax effect...............          (15,085)          (10,380)
     Treasury stock, at cost; 44,500 shares at March 31, 1999 and 28,300 shares
       at September 30, 1998.........................................................         (242,004)         (173,076)
                                                                                          ------------      ------------
          Total stockholders' equity.................................................       15,835,119        15,414,007
                                                                                          ------------      ------------
               Total liabilities and stockholders' equity............................     $ 19,920,236      $ 18,166,590
                                                                                          ============      ============

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 For the three months ended           For the six months ended
                                                                          March 31,                          March 31,
                                                                     1999             1998             1999              1998
                                                               ---------------  ---------------  ---------------  -----------------

Revenue......................................................      $3,784,553       $4,325,548       $7,531,985        $ 8,021,167
                                                                   ----------       ----------       ----------        -----------
Cost of revenue..............................................       2,590,014        3,052,082        5,317,945          5,730,867
Selling, general and administrative expenses.................       1,025,748        1,163,303        1,875,966          2,542,295
Research and development expenses............................          51,717           21,999          152,600            287,030
Goodwill amortization........................................          94,035           82,408          171,793            137,595
                                                                   ----------       ----------       ----------        -----------
Total operating expenses.....................................       3,761,514        4,319,792        7,518,304          8,697,787
                                                                   ----------       ----------       ----------        -----------
Operating income/(loss)......................................          23,039            5,756           13,681           (676,620)
Loss from Investment in Beacon Power Corporation.............              --         (969,984)        (272,437)          (969,984)
Other income/(loss)..........................................          (9,012)              --           (9,012)                --
Interest income/(expense), net...............................         (16,745)          53,199            3,522            106,363
                                                                   ----------       ----------       ----------        -----------
Net loss.....................................................      $   (2,718)      $ (911,029)      $ (264,246)       $(1,540,241)
                                                                   ==========       ==========       ==========        ===========

Net loss per weighted average share, basic and diluted.......            $.00            $(.10)           $(.03)             $(.17)
                                                                   ==========       ==========       ==========        ===========
Weighted average number of common shares, basic and diluted..       9,066,226        8,954,871        9,023,237          8,900,069



              The accompanying notes are an integral part of the
                      consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             For the six months ended
                                                                                      March 31,
                                                                              1999                  1998
                                                                      --------------------  --------------------

Cash flows from operating activities:
  Net loss .........................................................          $  (264,246)          $(1,540,241)
     Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation and amortization...............................              467,089               426,414
        Allowance for unbilled contract costs.......................                   --                (7,175)
        Allowance for doubtful accounts.............................              (31,836)               13,487
        Allowance for inventory.....................................             (208,776)                   --
        Loss from Investment in Beacon Power Corp...................              272,437               969,984
        Loss on sale of marketable securities.......................                9,012                    --
        Changes in operating assets and liabilities:
           Accounts receivable......................................               34,420              (794,518)
           Prepaid expenses and other assets........................             (189,801)               73,451
           Unbilled contract costs..................................           (1,457,776)              335,009
           Inventory................................................           (1,413,350)             (661,669)
           Other assets.............................................              744,322               (65,208)
           Accounts payable.........................................               14,115               102,648
           Accrued expenses and payroll.............................               59,123              (329,056)
           Deferred revenue.........................................              (20,522)              165,862
                                                                              -----------           -----------
     Total adjustments..............................................           (1,721,543)              229,229
                                                                              -----------           -----------
Net cash used in operating activities...............................           (1,985,789)           (1,311,012)
                                                                              -----------           -----------

Cash flows from investing activities:
  Sales and maturities of marketable securities.....................              262,504               566,883
  Patent and intangible expenditures................................              (40,167)             (399,753)
  Capital expenditures..............................................             (280,974)             (667,702)
  Acquisitions......................................................             (245,876)                   --
  Investment in Beacon Power Corporation............................              (30,000)           (1,676,540)
                                                                              -----------           -----------
Net cash used in investing activities...............................             (334,513)           (2,177,112)
                                                                              -----------           -----------

Cash flows from financing activities:
  Repayment of  borrowings..........................................             (100,000)              (42,842)
  Proceeds from line of credit......................................            1,521,481                    --
  Proceeds from exercise of stock options...........................                   --               581,739
  Proceeds from exercise of warrants................................                   --             1,221,873
  Purchase of treasury stock........................................              (68,928)                   --
                                                                              -----------           -----------
Net cash provided by financing activities...........................            1,352,553             1,760,770
                                                                              -----------           -----------

Net decrease in cash and cash equivalents...........................             (967,749)           (1,727,354)
Cash and cash equivalents at beginning of period....................            1,201,610             4,256,504
                                                                              -----------           -----------

Cash and cash equivalents at end of period..........................          $   233,861           $ 2,529,150
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

                         SATCON TECHNOLOGY CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note A. Basis of Presentation
-----------------------------

The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its majority-owned subsidiaries (collectively, the "Company") as of March 31, 1999 and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. Operating results for the three-month and six-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

Note B. Significant Events
--------------------------

Beacon Power Corporation

  On October 23, 1998, the Company entered into a Securities Purchase Agreement (the "Agreement") with Beacon Power Corporation ("Beacon"), Perseus Capital, L.L.C. ("Perseus"), Duquesne Enterprises ("Duquesne") and Micro Generation Technology Fund, L.L.C ("Micro", and together with Perseus and Duquesne the "Purchasers"). Pursuant to the terms of the Agreement, (i) the Purchasers purchased from Beacon and Beacon issued, sold and delivered to the Purchasers 1,900,000 shares (the "Shares") of Beacon's Class D Preferred Stock, $.01 par value per share; (ii) the Purchasers have the right to receive certain warrants to purchase shares of Beacon's common stock, $.01 par value per share
("Beacon's Common Stock"); (iii) the Company granted the Purchasers the right (the "Put Right") to cause the Company, in circumstances described below, to purchase all of the Shares and all of Beacon's Common Stock issuable upon conversion of the Shares; and (iv) upon exercise of the Put Right pursuant to the terms of the Agreement, the Company must pay the consideration contemplated by the Agreement in shares of the Company's common stock, $.01 par value per share (the "Common Stock"), valued at the average fair value for the fifteen trading days before and after notice of exercise of the Put Right. The aggregate consideration received by Beacon was $4,750,000. The Put Right is exercisable within sixty days of the second, third, forth and fifth anniversary of the closing date of the transaction, upon certain events of bankruptcy of Beacon and upon the occurrence of certain going private transactions involving the Company. If the Put Right were to be exercised, the Company would most likely recognize a loss equal to the value of the Company's shares issued upon exercise of the Put Right. The Company retained approximately 19.9% of Beacon's outstanding voting stock. Accordingly, as a result of the third-party financing obtained on October 23, 1998, the Company's remaining investment in Beacon from October 23, 1998 going forward will be accounted for on a cost basis.

  The Company will continue to review its investment in Beacon. While the Company continues to be optimistic regarding the long term prospects for Beacon and flywheel technology, Beacon has not yet successfully introduced a flywheel product and will need substantial additional financing to continue its operations. If, in the future, the Company determines that its investment in Beacon does not have any remaining value, the Company would take appropriate actions to write-off the remaining cost of its investment.

                         SATCON TECHNOLOGY CORPORATION
  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--(Continued)

Issuance of Common Stock

  On January 4, 1999, the Company issued 100,000 shares of Common Stock to two individuals in connection with the purchase by K&D MagMotor Corp., a wholly-owned subsidiary of the Company, of certain assets and assumption of certain liabilities of Inductive Components, Inc. ("Inductive") and Lighthouse Software, Inc. ("Lighthouse," and together with Inductive, the "Sellers"). These shares were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

  On March 9, 1999, the Company issued 42,860 shares of Common Stock to an escrow agent in connection with a consulting agreement entered into by the Company and Mr. Albert R. Snider pusuant to which Mr. Snider will perform such consulting, advisory and related services as the Company may reasonably request from time to time between October 1, 1999 and October 1, 2002. These shares were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

Line of Credit

  On December 16, 1998, the Company obtained a $2,000,000 discretionary demand line of credit (the "Line of Credit"), bearing interest at the bank's prime rate of interest plus 1 1/2%. Available borrowings are based on a formula of eligible accounts receivable and inventory and will be used for capital expenditures, working capital and general corporate purposes. On May 7, 1999, the Company increased the Line of Credit to $3,000,000.

Acquisitions

  On January 4, 1999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Inductive and Lighthouse pursuant to the terms of an Asset Purchase Agreement, dated as of January 4, 1999, among K&D, the Company, Inductive, Lighthouse and Thomas Glynn, the sole stockholder of Inductive and the majority stockholder of Lighthouse. The aggregate consideration paid by the Company for the acquired assets of the Sellers consisted of (i) 100,000 shares of the Company's Common Stock and (ii) the repayment of $245,876 of debt owed by the Sellers to a third-party bank.

   On March 31, 1999, the Company entered into an agreement to purchase substantially all of the assets and assume certain liabilities of HyComp, Inc. pursuant to the terms of an Asset Purchase Agreement dated March 31, 1999 by and between HyComp, Inc. and HyComp Acquisition Corp., a wholly-owned subsidiary of the Company (the "HyComp Asset Purchase Agreement").

                         SATCON TECHNOLOGY CORPORATION
  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--(Continued)



Note C. Income per Share
------------------------

  The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of loss:

                                                                        For the three months ended    For the six months ended
                                                                                 March 31,                    March 31,
                                                                           1999           1998           1999          1998
                                                                       -------------  -------------  ------------  ------------

     Net loss........................................................    $   (2,718)    $ (911,029)   $ (264,246)  $(1,540,241)
     Basic:
     Common shares outstanding, beginning of period..................     8,978,249      8,918,844     8,990,249     8,769,146
     Weighted average common shares issued during the period.........        90,477         36,027        45,238       130,923
     Weighted average shares repurchased during the period...........        (2,500)            --       (12,250)           --
                                                                         ----------     ----------    ----------   -----------
     Weighted average shares outstanding--basic......................     9,066,226      8,954,871     9,023,237     8,900,069
                                                                         ==========     ==========    ==========   ===========
     Net loss per weighted average share, basic......................    $     0.00     $    (0.10)   $     (.03)  $      (.17)
                                                                         ==========     ==========    ==========   ===========
     Diluted:
     Weighted average shares outstanding--basic......................     9,066,226      8,954,871     9,023,237     8,900,069
     Weighted average common stock equivalents (a)...................            --             --            --            --
                                                                         ----------     ----------    ----------   -----------
     Weighted average shares outstanding--diluted....................     9,066,226      8,954,871     9,023,237     8,900,069
                                                                         ==========     ==========    ==========   ===========
     Net loss per weighted average share, diluted....................    $     0.00     $    (0.10)   $     (.03)  $      (.17)
                                                                         ==========     ==========    ==========   ===========

(a)   not included if antidilutive

Note D. Inventory
-------------------

  Inventory consists of the following:

                                                                              March 31,                September 30,
                                                                                1999                        1998
                                                                         -------------------       -------------------
Raw material.............................................................         $2,297,687                $1,783,803
Work-in-process..........................................................          2,406,484                 1,788,241
Finished goods...........................................................            566,469                   106,023
                                                                         -------------------       -------------------
                                                                                  $5,270,640                $3,678,067
                                                                         ===================       ===================

                         SATCON TECHNOLOGY CORPORATION
  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--(Continued)


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


  The Company's total comprehensive income is as follows:

                                                                     For the three months ended    For the six months ended
                                                                              March 31,                    March 31,
                                                                        1999           1998           1999          1998
                                                                    ------------  --------------  ------------  ------------

Net loss..........................................................      $(2,718)      $(911,029)    $(264,246)  $(1,540,241)
                                                                        =======       =========     =========   ===========

Other comprehensive income/(loss), net of tax:
     Unrealized gains/(losses) on securities......................      $   961       $   4,170     $  (4,705)  $     6,136
                                                                        -------       ---------     ---------   -----------
Other comprehensive income/(loss).................................      $   961       $   4,170     $  (4,705)  $     6,136
                                                                        -------       ---------     ---------   -----------
Comprehensive loss................................................      $(1,757)      $(906,859)    $(268,951)  $(1,534,105)
                                                                        =======       =========     =========   ===========

Note F.  Subsequent Events
--------------------------

  On April 12, 1999, the Company completed the acquisition of HyComp, Inc. pursuant to the terms of the HyComp Asset Purchase Agreement. The aggregate consideration paid by the Company for the acquired assets of HyComp, Inc. was approximately $750,000. In addition, the Company assumed certain liabilities aggregating approximately $250,000.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, and Section 27A of the Securities Act of 1933. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. The factors include, without limitation, those set forth below under the caption "Factors Affecting Future Results."

Results of Operations

  The following table sets forth, for the periods indicated, the percentage of revenue for certain items in the Company's Statement of Operations for each period:

                                                                      For the three months           For the six months
                                                                        Ended  March 31,              Ended  March 31,
                                                                -----------------------------------------------------------
                                                                      1999           1998           1999           1998
                                                                -----------------------------------------------------------

Revenue.......................................................           100.0%         100.0%         100.0%         100.0%
Cost of revenue...............................................            68.4           70.6           70.6           71.4
Selling, general and administrative expenses..................            27.1           26.9           24.9           31.7
Research and development expenses.............................             1.4            0.5            2.0            3.6
Goodwill amortization.........................................             2.5            1.9            2.3            1.7
Total operating expenses (excluding cost of
  revenue)....................................................            31.0           29.3           29.2           37.0
Operating income/(loss).......................................             0.6            0.1            0.2           (8.4)
Loss from Investment in Beacon Power Corporation..............               -          (22.4)          (3.6)         (12.1)
Other income/(loss)...........................................            (0.2)             -           (0.1)             -
Interest income/(expense), net................................            (0.4)           1.2              -            1.3
Net loss......................................................            (0.1)         (21.1)          (3.5)         (19.2)

Three Months Ended March 31, 1999 ("Q2 1999") Compared to the Three Months
--------------------------------------------------------------------------
Ended March 31, 1998 ("Q2 1998")
--------------------------------

  Revenue. The Company's revenue decreased approximately $541,000 or 12.5%, from Q2 1998 to Q2 1999. The decrease is primarily attributable to a reduction in revenue related to research and development contracts.

  Cost of revenue. Cost of revenue decreased approximately $462,000 or 15.1%, from Q2 1998 to Q2 1999. The decrease in cost of revenue is primarily attributable to a decrease in effort on research and development contracts.

  Research and development expenses. Research and development expenses increased approximately $30,000 or 135.1% from Q2 1998 to Q2 1999. The increase is attributable to the continued development of magnetic bearings and suspension systems and electro-optic and sensor inspection systems.

  Goodwill amortization. Goodwill amortization increased approximately $12,000 or 14.1% from Q2 1998 to Q2 1999. This was primarily the result of goodwill recorded in connection with the acquisition of Inductive and Lighthouse in January 1999.

  Other income/(loss),net. Other income/(loss), net decreased approximately $9,000 from Q2 1998 to Q2 1999. The loss was the result of the sale of a marketable security.

  Interest income/(expense), net. Interest income/(expense), net decreased approximately $70,000 or 131.5% from Q2 1998 to Q2 1999. The decrease is the result of increased borrowings under the Line of Credit to approximately $1,521,000 at March 31, 1999 and the decrease in marketable securities of approximately $1,035,000 or 73.1% from March 31, 1998 to March 31, 1999.

Six Months Ended March 31, 1999 ("Q2 1999 YTD") Compared to the Six Months Ended
--------------------------------------------------------------------------------
March 31, 1998 ("Q2 1998 YTD")
------------------------------

  Revenue. The Company's revenue decreased approximately $489,000 or 6.1%, from Q2 1998 YTD to Q2 1999 YTD. The decrease is primarily attributable to a reduction in revenue related to research and development contracts. This decrease in revenue was partially offset by increases of sale of manufactured products. The Company began shipping production orders for Satcon's Integrated Suspension and Motor System ("ISAM") during 1999.

  Cost of revenue. Cost of revenue decreased approximately $413,000 or 7.2%, from Q2 1998 YTD to Q2 1999 YTD. The decrease in cost of revenue is primarily attributable to a decrease in effort on research and development contracts.

  Selling, general and administrative expenses. Selling, general and administrative expenses decreased approximately $666,000 or 26.2% from Q2 1998 YTD to Q2 1999 YTD. The decrease is primarily the result of the recapitalization of Beacon. During 1997, the Company formed Beacon, a wholly-owned subsidiary, to continue the work of the Company's Energy Systems Division. During a recapitalization of Beacon in December 1997, the Company converted a significant portion of its ownership of Beacon to convertible preferred stock. The Company retained approximately 19.9% of Beacon's outstanding voting stock. Although the Company owned less than 20% of the outstanding voting stock of Beacon, based on other factors, there was a presumption that the Company had the ability to exercise significant influence, and the equity method was required for the fair presentation subsequent to this recapitalization. The Company's share of losses from Beacon is shown as a single amount in the statement of operations, "Loss from Investment in Beacon Power Corporation." On October 23, 1998, Beacon completed a $4,750,000 private placement of equity securities with Perseus, Duquesne and Micro. Beacon is utilizing the proceeds from the private placement to continue field trials and begin early production of the 20C1000 Cable/Telecom Flywheel System. Beacon's focus is limited to providing flywheel energy storage products for stationary terrestrial applications. The Company is neither required to consolidate nor reflect its pro-rata share of Beacon's losses for any period subsequent to the third-party financing Beacon obtained in October 1998. This decrease was partially offset by increases of expenses related to K&D MagMotor and SatCon Film Microelectronics, Inc. ("FMI").

  Research and development. Research and development expenses decreased approximately $134,000 or 46.8% from Q2 1998 YTD to Q2 1999 YTD. The decrease is primarily the result of the recapitalization of Beacon. This decrease was partially offset by increases of expenses related to the continued development of magnetic bearings and suspension systems and electro-optic and sensor inspection systems.

  Goodwill amortization. Goodwill amortization increased approximately $34,000 or 24.9% from Q2 1998 YTD to Q2 1999 YTD. This was primarily the result of the acquisition of Inductive and Lighthouse by K&D Magmotor Corp.

  Loss from Investment in Beacon Power Corporation. On May 20, 1997, the Company formed its subsidiary, Beacon, through a strategic partnership with Duquesne, a subsidiary of DOE, Inc., to manufacture and distribute the Company's flywheel energy storage systems. Duquesne made an initial investment totaling $5,000,000 in the Company to fund flywheel product development. Beacon assumed the activities of the Company's Energy Systems Division which was formed in October 1995 to focus on the product development and marketing of flywheel "Inertial Battery" systems for such markets as utilities, cable television and telecommunications, where uninterruptible power supplies (UPS) are critical to maintaining services. In December 1997, Beacon obtained equity financing from private investors and the Company converted a significant portion of its ownership of Beacon to convertible preferred stock. The Company retained approximately 19.9% of Beacon's outstanding voting stock. On October 23, 1998, Beacon completed a $4,750,000 private placement of equity securities with Perseus, Duquesne and Micro Generation Technology Fund, L.L.C. Beacon is utilizing the proceeds from the private placement to continue field trials and begin early production of the 20C1000 Cable/Telecom Flywheel System. Beacon's focus is limited to providing flywheel energy storage products for stationary terrestrial applications.

  The Company is not required to consolidate or reflect its pro-rata share of Beacon's losses for any period subsequent to the third-party financing Beacon obtained in October 1998. Consequently, for the remainder of the fiscal year ended September 30, 1999, the Company will carry its investment in Beacon at its remaining cost of approximately $1,216,000 and will not be consolidating or otherwise reflecting Beacon's results of operations in its financial statements.

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

  Other income/(loss),net. Other income, net increased approximately $9,000 from Q2 1998 YTD to Q2 1999 YTD. The loss was the result of the sale of a marketable security.

  Interest income/(expense), net. Interest income, net decreased approximately $103,000 or 96.7% from Q2 1998 YTD to Q2 1999 YTD. The decrease is the result of increased borrowings under the Line of Credit to approximately $1,521,000 at March 31, 1999 and the decrease in marketable securities of approximately $1,035,000 or 73.1% from March 31, 1998 to March 31, 1999.

Liquidity and Capital Resources

  The Company's cash and cash equivalents was approximately $234,000 as of March 31, 1999, a decrease of approximately $968,000 from September 30, 1998. Cash used in operating activities was approximately $1,986,000 for Q2 1999 YTD, compared to approximately $1,311,000 for Q2 1998 YTD. The cash used in operating activities is primarily the result of an increase in inventory related to the introduction of a new line of standard regulators.

  On December 16, 1998, the Company obtained a $2,000,000 discretionary demand line of credit (the "Line of Credit"), bearing interest at the bank's prime rate of interest plus 1 1/2%. Available borrowings are based on a formula of eligible accounts receivable and inventory and will be used for capital expenditures, working capital and general corporate purposes. On May 7, 1999, the Company increased the Line of Credit to $3,000,000.

  The Company anticipates that its existing cash resources, cash flow from operations and the Line of Credit will be sufficient to fund its operations through at least March 31, 1999, and to repurchase up to 5 percent of the outstanding shares of the Company's Common Stock under a stock repurchase program (the "Repurchase Program") provided that the Company meets its operating
plan.   Under the Repurchase Program, the Company plans to purchase shares of the Company's Common Stock on the open market from time to time, depending on market conditions. To the extent cash flows from operations are insufficient to fund the Company's activities, it may be necessary to raise additional funds through equity or debt financing. The Company's ability to generate cash from operations depends upon, among other things, revenue growth, its credit and payment terms with vendors and collection of accounts receivable. If such sources of cash prove insufficient, the Company will be required to make changes in its operations or to seek additional debt or equity financing. There can be no assurance that cash generated from operations will be sufficient to meet its operating requirements or that additional debt or equity financing will be available on terms acceptable to the Company, or at all.

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

  On October 23, 1998, the Company entered into the Agreement with Beacon, Perseus, Duquesne and Micro. Pursuant to the terms of the agreement, (i) the Purchasers purchased from Beacon and Beacon issued, sold and delivered to the Purchasers the Shares) of Beacon's Class D Preferred Stock, $.01 par value per share; (ii) the Purchasers have the right to receive certain warrants to purchase shares of Beacon's Common Stock; (iii) the Company granted the Purchasers the Put Right to cause the Company, in circumstances described below, to purchase all of the Shares and all of Beacon's Common Stock issuable upon conversion of the Shares; and (iv) upon exercise of the Put Right pursuant to the terms of the agreement, the Company must pay the consideration contemplated by the agreement in shares of the Company's Common Stock, valued at the average fair value for the fifteen trading days before and after notice of exercise of the Put Right. The aggregate consideration received by Beacon was $4,750,000. The Put Right is exercisable within sixty days of the second, third, forth and fifth anniversary of the closing date of the transaction, upon certain events of bankruptcy of Beacon and upon the occurrence of certain going private transactions involving the Company. If the Put Right were to be exercised, the Company would most likely recognize a loss equal to the value of the Company's shares issued upon exercise of the Put Right.

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

  The following table summarizes derivative financial instruments included in marketable securities held by the Company at March 31, 1999, which are sensitive to changes in interest rates:

                         For the years ended September  30,
                                                                           Total Face     Total Fair
Description               1999   2000   2001   2002   2003   Thereafter       Value          Value
-----------               ----   ----   ----   ----   ----   ----------    ----------     ----------
Floater                                                        $350,000        $350,000       $325,500
  Average Interest Rate    5.3%   5.3%   5.3%   5.3%   5.3%         5.3%

CMO                                                            $ 48,695        $ 48,695       $ 55,578
  Average Interest Rate    5.6%   5.6%   5.6%   5.6%   5.6%         5.6%

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings:

  On December 12, 1997, FMI filed suit against Albert R. Snider for breach of certain representations made by Mr. Snider, including statements of inventory balances, in the Asset Purchase Agreement, dated as of April 3, 1997, between FMI and Mr. Snider relating to the purchase by the Company of the business of FMI. The suit was filed in the United States District Court in Boston, Massachusetts. The parties dismissed the lawsuit because settlement discussions between the Company and Mr. Snider were ongoing. However, those settlement discussions were unsuccessful, and the lawsuit was reinstated on July 17, 1998. Mr. Snider filed a counterclaim seeking, among other things, payments allegedly due from the Company under a promissory note and unspecified damages under the Massachusetts unfair trade practices statute. Mr. Snider's motion for partial summary judgement on the promissory note counterclaim was denied by the District Court on October 15, 1998.

  On December 30, 1998, Mr. Snider filed a motion to amend his counterclaim, seeking to assert two additional claims against the Company for: (i) the Company's breach of an alleged promise to make Mr. Snider a member of the Company's Board of Directors; and (ii) alleged misrepresentations in the Company's financial statements. The additional claims sought unspecified damages, and/or an order requiring the Company to offer Mr. Snider a seat on the Company's Board of Directors. On January 21, 1999, the District Court denied Mr. Snider's motion to amend his counterclaim. On January 28, 1999, Mr. Snider filed a motion asking the court to reconsider its January 21, 1999 order. On February 12, 1999, the District Court also denied the motion.

  Pursuant the the terms of the Agreement, dated March 1, 1999, by and between the Company, FMI and Mr. Snider (the "Settlement Agreement"), the parties reached a definitive settlement arangement regarding this litigation. On March 9, 1999, the parties filed a Stipulation of Dismissal With Prejudice with the District Court and no further action is required by either party with respect to this matter.

  Pursuant to the terms of the Settlement Agreement, the Company made a $100,000 cash payment to Mr. Snider on March 9, 1999 and the parties executed mutual general releases dismissing any and all claims between them. In addition, the Settlement Agreement provides a right of first refusal in favor of the Company with respect to certain shares of the Company's Common Stock, beneficially owned by Mr. Snider. Concurrently with the execution of the Settlement Agreement, the Company and Mr. Sneder entered into a consulting agreement pursuant to which Mr. Snider will perform such consulting, advisory and related services as the Company may reasonably request from time to time between October 1, 1999 and October 1, 2002. In exchange for these services, the Company issued 42,860 shares of its Common Stock to an escrow agent who will release such shares to Mr. Snider or his nominees on January 2, 2001.

  Disclosure relating to this litigation was previously set forth in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998.

Item 2.  Changes in Securities and Use of Proceeds:

  On January 4, 1999, the Company issued 100,000 shares of Common Stock to two individuals in connection with MagMotor's purchase of certain assets and assumption of certain liabilities of Inductive and Lighthouse. These shares were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

  On March 9, 1999, the Company issued 42,860 shares of Common Stock to an escrow agent in connection with a consulting agreement entered into by the Company and Mr. Snider pusuant to which Mr. Snider will perform such consulting, advisory and related services as the Company may reasonably request from time to time between October 1, 1999 and October 1, 2002. These shares were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.


Item 3.  Defaults upon Senior Securities:
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:

At the Company's Annual Meeting of Stockholders (the "Annual Meeting") held on March 17, 1999, the Company's stockholders approved the following:

PROPOSAL                         FOR           AGAINST/      ABSTAIN       BROKER
                                               WITHHELD                    NON-VOTES
(1) To elect the following
Class II Directors:
John P. O'Sullivan               8,398,584         0        323,960                0
Michael C. Turmelle.             8,394,846         0        327,698                0

The other directors of the Company, whose terms of office as directors continued after the Annual Meeting are Marshall J. Armstrong, Anthony J. Villiotti,
David B. Eisenhaure and James L. Kirtley, Jr., Ph.D.

(2)  To approve an amendment
to the Company's Certificate
of Incorporation increasing from
15,000,000 to 20,000,000 the
number of authorized shares of
Common Stock.                    8,465,834   201,266         55,444                0

(3)  To approve the Company's
1998 Stock Incentive Plan.       5,359,339   616,696         25,714        2,720,795

(4)  To ratify the selection of
PricewaterhouseCoopers LLP as
Independent auditors for the
fiscal year ending
September 30, 1999.              8,684,549    31,096          6,899                0


Item 5.  Other Information:
Not applicable.

Item 6  Exhibits and Reports on Form 8-K:
(a) Exhibits

27  Financial Data Schedule

(b) Reports on Form 8-K

  On January 11, 1999, the Company filed a Current Report on Form 8-K, dated January 4, 1999, in connection with the Asset Purchase Agreement, dated January 4, 1999, among K&D MagMotor Corp., a wholly-owned subsidiary of SatCon Technology Corporation, Inductive, Lighthouse and Thomas Glynn, the sole stockholder of Inductive and the majority stockholder of Lighthouse.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SATCON TECHNOLOGY CORPORATION


Date:  May 17, 1999           By: /S/ MICHAEL C. TURMELLE
                                  ------------------------------------
                                  Michael C. Turmelle, Vice President,
                                  Chief Financial Officer, Treasurer and
                                  Secretary
                                  (Principal Financial and Accounting Officer)