Form 10-Q
period 1999-06-30
SATCON TECHNOLOGY CORP
filed 1999-08-16
CIK 889423

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

                  For the Quarterly Period Ended June 30, 1999

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

Common Stock, $0.01 Par Value, 9,617,009 shares outstanding as of July 31, 1999.


 ______________________________________________________________________________

                               TABLE OF CONTENTS




                         PART I: FINANCIAL INFORMATION                                         Page
                         -----------------------------                                         ----
ITEM 1: FINANCIAL STATEMENTS

        Consolidated Balance Sheets (Unaudited)..................................................1
        Consolidated Statements of Operations (Unaudited)........................................2
        Consolidated Statements of Cash Flows (Unaudited)........................................3
        Notes to Interim Consolidated Financial Statements (Unaudited)...........................4

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.....................................................10

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................15


                           PART II: OTHER INFORMATION

Items No. 1 through 6...........................................................................16

Signature.......................................................................................17


                         SATCON TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                           June 30,       SEPTEMBER 30,
                                                                                       ----------------  ----------------
                                                                                             1999              1998
                                                                                       ----------------  ----------------
                                    ASSETS
Current assets:
   Cash and cash equivalents  .......................................................     $    516,610      $  1,201,610
   Marketable securities   ..........................................................               --           657,431
   Accounts receivable, net of allowance of $239,206 at June 30, 1999 and
     $51,836 at September 30, 1998  .................................................        2,984,371         3,347,405
   Unbilled contract costs, net of allowance of $688,510 at June 30, 1999 and
     $57,611 at September 30,1998                                                                851,767         1,196,318
   Inventory ........................................................................        3,851,679         3,678,067
   Prepaid expenses and other assets.................................................          442,057           358,308
   Amounts due from related party                                                                   --           596,453
                                                                                          ------------      ------------
      Total current assets...........................................................        8,646,484        11,035,592
   Property and equipment, net.......................................................        3,320,909         2,677,786
   Intangibles, net .................................................................        3,246,804         2,967,988
   Investment in Beacon Power Corporation............................................               --         1,458,183
   Other assets                                                                                 64,755            27,041
                                                                                          ------------      ------------
      Total assets...................................................................     $ 15,278,952      $ 18,166,590
                                                                                          ============      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit....................................................................     $  2,617,296                --
   Accounts payable..................................................................        1,847,655      $  1,447,897
   Accrued payroll and payroll related expenses......................................          635,431           352,701
   Deferred liabilities..............................................................          241,651           197,930
   Other accrued expenses............................................................          980,965           385,999
   Current portion of long-term debt.................................................               --           146,594
                                                                                          ------------      ------------
      Total current liabilities......................................................        6,322,998         2,531,121
                                                                                          ------------      ------------
Long-term liabilities:
      Long-term debt.................................................................               --           221,462
                                                                                          ------------      ------------
      Total long-term liabilities....................................................               --           221,462
                                                                                          ------------      ------------
Commitments and contingencies........................................................               --                --

Stockholders' equity:
   Preferred stock; $.01 par value, 1,000,000 shares authorized; none issued
     and outstanding.................................................................               --                --
   Common stock, $.01 par value, 20,000,000 shares authorized; 9,367,009  shares
     issued at June 30, 1999 and 9,018,549 shares at September 30, 1998..............           93,670            90,185
   Additional paid-in capital........................................................       32,886,571        28,377,718
   Shares held in escrow, at market; 42,860 shares at June 30, 1999..................         (332,165)               --
   Amounts receivable from exercise of stock options.................................         (750,000)               --
   Retained earnings/(deficit).......................................................      (22,692,418)      (12,870,440)
   Net unrealized losses on marketable securities, net of tax effect.................               --           (10,380)
   Treasury stock, at cost; 44,500 shares at June 30, 1999 and 28,300 shares
     at September 30, 1998...........................................................         (249,704)         (173,076)
                                                                                          ------------      ------------
      Total stockholders' equity.....................................................        8,955,954        15,414,007
                                                                                          ------------      ------------
         Total liabilities and stockholders' equity..................................     $ 15,278,952      $ 18,166,590
                                                                                          ============      ============


   The accompanying notes are an integral part of the consolidated financial statements.

                          SATCON TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                            JUNE 30,                          JUNE 30,
                                                                     1999             1998             1999             1998
                                                                ---------------  ---------------  ---------------  ---------------
Revenue.......................................................     $ 4,091,579      $ 3,643,681      $11,478,898      $11,664,848
                                                                   -----------      -----------      -----------      -----------
Cost of revenue...............................................       5,194,413        2,406,437       11,375,009        8,137,304
Selling, general and administrative expenses..................       5,176,010        1,111,644        7,194,338        3,653,939
Research and development expenses.............................         228,672           25,273          381,272          312,303
Amortization..................................................         101,047           75,468          272,840          213,063
                                                                   -----------      -----------      -----------      -----------
Total operating expenses......................................      10,700,142        3,618,822       19,223,459       12,316,609
                                                                   -----------      -----------      -----------      -----------
Operating income/(loss).......................................      (6,608,563)          24,859       (7,744,561)        (651,761)
Loss from Investment in Beacon Power Corporation..............        (396,620)      (1,269,229)      (1,884,803)      (2,239,213)
Other income/(loss)...........................................        (141,452)              --         (150,464)              --
Interest income/(expense), net................................         (45,672)          36,035          (42,150)         142,398
                                                                   -----------      -----------      -----------      -----------
Net loss......................................................     $(7,192,307)     $(1,208,335)     $(9,821,978)     $(2,748,576)
                                                                   ===========      ===========      ===========      ===========

Net loss per weighted average share, basic and diluted........          $(0.78)          $(0.13)          $(1.08)          $(0.31)
                                                                   ===========      ===========      ===========      ===========
Weighted average number of common shares, basic and diluted...       9,176,849        9,018,549        9,072,060        8,939,562



   The accompanying notes are an integral part of the consolidated financial statements.

                          SATCON TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  For the nine months ended
                                                                                         June 30,
                                                                                 1999                  1998
                                                                         --------------------  --------------------
Cash flows from operating activities:
 Net loss ..........................................................         $(9,821,978)          $(2,748,576)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
   Depreciation and amortization....................................             744,486               651,263
   Allowance for unbilled contract costs............................             630,299               (26,241)
   Allowance for doubtful accounts..................................             187,970               (70,807)
   Allowance for inventory..........................................             714,536                    --
   Loss from Investment in Beacon Power Corp........................           1,884,803             2,239,213
   Loss on sale of marketable securities............................              87,535                    --
   Write-off of impaired assets.....................................             260,790                    --
   Non-cash compensation expense related to issuance of
      common stock options to non-employees.........................           2,183,373                    --
   Changes in operating assets and liabilities, net
      of effects of acquisitions:
     Accounts receivable............................................              12,954                62,974
     Prepaid expenses and other assets..............................             (63,949)               48,590
     Unbilled contract costs........................................            (285,748)              194,093
     Inventory......................................................            (754,876)           (2,025,918)
     Other assets...................................................             558,739              (101,406)
     Accounts payable...............................................             284,122               693,963
     Accrued expenses and payroll...................................             322,194              (372,097)
     Deferred liabilities...........................................              43,721               (15,986)
                                                                             -----------           -----------
  Total adjustments.................................................           6,810,949             1,277,641
                                                                             -----------           -----------
Net cash used in operating activities...............................          (3,011,029)           (1,470,935)
                                                                             -----------           -----------

Cash flows from investing activities:
 Sales and maturities of marketable securities......................             580,144               577,867
 Patent and intangible expenditures.................................             (51,333)             (415,867)
 Capital expenditures...............................................            (170,574)             (852,321)
 Cash paid for acquisitions.........................................            (995,876)                   --
 Investment in Beacon Power Corporation.............................            (155,000)           (1,999,781)
                                                                             -----------           -----------
Net cash used in investing activities...............................            (792,639)           (2,690,102)
                                                                             -----------           -----------

Cash flows from financing activities:
 Repayment of  borrowings...........................................            (100,000)              (42,842)
 Proceeds from line of credit.......................................           2,617,296                    --
 Proceeds from exercise of stock options............................             678,000               581,739
 Proceeds from exercise of warrants.................................                  --             1,221,873
 Purchase of treasury stock.........................................             (76,628)                   --
                                                                             -----------           -----------
Net cash provided by financing activities...........................           3,118,668             1,760,770
                                                                             -----------           -----------

Net decrease in cash and cash equivalents...........................            (685,000)           (2,400,267)
Cash and cash equivalents at beginning of period....................           1,201,610             4,256,504
                                                                             -----------           -----------
Cash and cash equivalents at end of period..........................         $   516,610           $ 1,856,237
                                                                             ===========           ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                          SATCON TECHNOLOGY CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(UNAUDITED)


Note A. Basis of Presentation
-----------------------------

  The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its majority-owned subsidiaries (collectively, the "Company") as of June 30, 1999 and 1998 and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. Operating results for the three-month and nine-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

  In May 1999, the Company appointed Arthur Andersen LLP as the Company's independent public accountants. In connection with the finalization of the Company's financial results for the three and nine months ended June 30, 1999, the Company with the assistance of Arthur Andersen LLP, conducted a review of its accounting policies and assessed the realizability of certain assets. As a result of this effort, the Company has:

 .    changed the accounting method for its investment in Beacon Power
     Corporation from the cost method to the equity method, effective October 23, 1998. See Note B.


 .    provided the following additional valuation reserves and adjustments:


                                                                                 THREE MONTHS        NINE MONTHS
                                                                                    ENDED               ENDED
                                                                                JUNE 30, 1999       JUNE 30, 1999
                                                                              -------------------------------------
Accounts receivable......................................................        $  225,000         $  305,000
Unbilled contract costs..................................................         2,320,000          2,420,000
Inventory................................................................           725,000          1,425,000
Intangibles  Patents.....................................................           150,000            150,000
Warranty reserve.........................................................            12,000             36,000
Sales return reserve.....................................................            22,000             67,000
Other....................................................................            10,000             10,000
                                                                             -------------------------------------
                                                                                 $3,464,000         $4,413,000
                                                                             =====================================


 .    written off $196,000 of machinery and equipment, $84,000 of which relates to the first quarter ended December 31, 1998.

 .    accrued rent expense of $90,000, which was recorded ratably over the first three quarters of fiscal 1999.

 .    recorded the fair market value, $56,000, of a warrant granted to a non-
     employee in November 1998.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                          SATCON TECHNOLOGY CORPORATION
   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED)

Note B. Significant Events
--------------------------

BEACON POWER CORPORATION

  On October 23, 1998, the Company entered into a Securities Purchase Agreement (the "Agreement") with Beacon Power Corporation ("Beacon"), Perseus Capital, L.L.C. ("Perseus"), Duquesne Enterprises, Inc. ("Duquesne") and Micro Generation Technology Fund, L.L.C ("Micro", and together with Perseus and Duquesne the "Purchasers"). Pursuant to the terms of the Agreement, (i) the Purchasers purchased from Beacon and Beacon issued, sold and delivered to the Purchasers 1,900,000 shares (the "Shares") of Beacon's Class D Preferred Stock, $.01 par value per share; (ii) the Purchasers have the right to receive certain warrants to purchase shares of Beacon's common stock, $.01 par value per share
("Beacon's Common Stock"); (iii) the Company granted the Purchasers the right (the "Put Right") to cause the Company, in circumstances described below, to purchase all of the Shares and all of Beacon's Common Stock issuable upon conversion of the Shares; and (iv) upon exercise of the Put Right pursuant to the terms of the Agreement, the Company must pay the consideration contemplated by the Agreement in shares of the Company's common stock, $.01 par value per share (the "Common Stock"), valued at the average fair value for the fifteen trading days before and after notice of exercise of the Put Right. The aggregate consideration received by Beacon was $4,750,000. The Put Right is exercisable within sixty days of the second, third, fourth and fifth anniversary of the closing date of the transaction, upon certain events of bankruptcy of Beacon and upon the occurrence of certain going private transactions involving the Company. If the Put Right were to be exercised, the Company would most likely recognize a loss equal to the value of the Company's shares issued upon exercise of the Put Right. The Company retained approximately .1% of Beacon's outstanding voting stock. The Company owns shares of Series A Preferred stock of Beacon. Series A preferred stock is non-voting and is convertible at anytime into Beacon's Common Stock. On an as converted basis, the Company would own approximately 70% of Beacon's outstanding voting stock.

  On June 22, 1999, the Company purchased from Beacon a note (the "June 22, 1999 Note") with a principal amount of $125,000 due and payable on the earlier of
(i) September 22, 1999 ("Maturity Date") or (ii) upon the occurrence of an event of default, as defined therein. The note bears interest at 12 1/2% per annum; provided that if the note is not repaid in full on or prior to Maturity Date the interest rate would increase to 15% per annum. The June 22, 1999 Note was issued pursuant to the terms of a Note Purchase Agreement, dated as of June 22, 1999, by and among Beacon, the Purchasers named therein and the Company (the "Note Purchase Agreement"). Interest on the June 22, 1999 Note is payable on the Maturity Date.

  On July 6, 1999, the Company purchased from Beacon an additional note (the "July 6, 1999 Note") with a principal amount of $125,000 due and payable on the earlier of (i) Maturity Date or (ii) upon the occurrence of an event of default. The note bears interest at 12 1/2% per annum; provided that if the note is not repaid in full on or prior to Maturity Date the interest rate would increase to 15% per annum (the "July 6, 1999 Note" and together with with the June 22, 1999 Note, the "Notes"). The July 6, 1999 Note was also issued pursuant to the terms of the Note Purchase Agreement. Interest on the July 6, 1999 Note is payable at the Maturity Date.

  In early August 1999, the Company exchanged in full the Notes and $83,333.33 for a note with a principal amount of $333,333.33 ("Bridge Note") plus accrued interest due and payable on the earlier of (i) the date of conversion of the note as described below or (ii) upon the occurrence of an event of default. The Bridge Note bears interest at 12 1/2% per annum; provided that if the Funding Date (as defined below) does not occur within six months, such interest rate shall increase effective February 2, 2000 to 15% per annum. The Bridge Note was issued pursuant to the terms of a Note and Warrant Purchase Agreement, dated as of August 2, 1999, by and among Beacon, the Purchasers named therein and the Company (the "Note and Warrant Purchase Agreement"). Interest on the Bridge Note is payable on the Maturity Date.

  Pursuant to the terms of the Note and Warrant Purchase, the Company is required to purchase two (2) additional notes each with a principal amount of $333,333.33 no earlier than August 4, 1999 and October 1, 1999, respectively, and no later than the earliest of (a) October 15, 1999 and November 15, 1999, respectively, (b) two days after the Company closes on a new equity or debt securities financing or (c) at such other times as mutually agreeable to the Company and Beacon. The Bridge Note and the committed notes of $333,333.33 are collectively referred to as the "Bridge Securities."

                          SATCON TECHNOLOGY CORPORATION
   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED)


BEACON POWER CORPORATION)-(CONTINUED)

  In the event Beacon obtains a funding commitment for at least $5 million of external funds within four months of the issuance of the first Bridge Security and closes a funding pursuant to such commitment within six months of the first issuance of the first Bridge Security (the date of such funding, the "Funding Date"), all outstanding principal and interest on the Bridge Securities will convert into equity of Beacon at a price and on terms that are equivalent to the securities issued by Beacon pursuant to the funding commitment. If Beacon does not obtain a qualified financing commitment within the four month period referred to above, or close such funding within the six month period referred to above, the Bridge Securities will convert into securities of Beacon pursuant to terms to be agreed to with Beacon, or if no terms are agreed to, the Company has the right to demand payment of all principal and interest on the Bridge Securities.

  Warrants to purchase shares of Beacon Securities were and will be issued in connection with each issuance of the Bridge Securities. The warrants will be for the purchase of the type of securities to be issued upon conversion of the Bridge Securities or if such securities are not converted, Beacon common stock. The number of shares of Beacon securities that will be subject to the warrants will be determined by dividing (i) 25% of the principal amount of the Bridge Securities issued by (ii) the price per share of the Bridge Securities, or, if the Bridge Securities are not converted, $2.50.

  After consultation with its new independent public accountants, Arthur Andersen LLP, the Company retroactively changed its method of accounting for its investment in Beacon to the equity method, effective October 23, 1998. This change resulted in an additional $1,614,000 loss in the investment in Beacon. The effect of this change on the quarterly results for fiscal 1999 is as follows:

                                                                   AS REPORTED        AS ADJUSTED
                                                              --------------------------------------
Equity in the loss of Beacon:
     Quarter ended December 31, 1998........................        $272,437             $1,064,010
     Quarter ended March 31, 1999...........................           --                   424,173
     Quarter ended June 30, 1999............................          N/A                   396,620
                                                              --------------------------------------
     Nine months ended June 30, 1999........................          N/A                $1,884,803
                                                              ======================================

  At June 30, 1999, the Company has accrued losses of $271,620 which is included in accrued expenses, relating to its share of Beacon losses which it is required to fund pursuant to the terms of the Note and Warrant Purchase Agreement. In future periods, the Company will continue to record its share of Beacon's losses up to the amount of its actual and committed investment. It is anticipated that substantially all of the Company's $603,380 remaining and committed investment in Beacon will be recorded as a loss over the two quarters ending December 31, 1999.

ISSUANCE OF COMMON STOCK AND OPTIONS TO PURCHASE COMMON STOCK

  During the quarter ended quarter June 30, 1999, the Company granted options to purchase 750,000 shares of the Company's common stock to consultants at prices ranging from $5.75 to $10.00 per share. The options are fully vested. The Company has charged the fair market value of the options as determined by using the Black-Scholes option pricing model, of approximately $2,127,000, to selling, general and administrative expenses. Subsequent to these grants, a consultant exercised an option to purchase 200,000 shares at $7.00 per share. The Company received $650,000 of cash and the remaining amount due from the shareholder is classified within stockholders' equity as amounts receivable from exercise of stock options.

  On March 9, 1999, the Company issued 42,860 shares of Common Stock to an escrow agent in connection with a consulting agreement entered into by the Company and Mr. Albert R. Snider pursuant to which Mr. Snider will perform such consulting, advisory and related services as the Company may reasonably request from time to time between October 1, 1999 and October 1, 2002. These shares were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

                          SATCON TECHNOLOGY CORPORATION
   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED)


ISSUANCE OF COMMON STOCK AND OPTIONS TO PURCHASE COMMON STOCK-(Continued)

  At March 31, 1999, the Company accounted for the $190,191 initial fair market value of the shares issued to Mr. Snider as a prepaid expense with a corresponding increase to stockholders' equity. In the quarter ended June 30, 1999, the Company has (i) reclassified the prepaid expense to stockholders' equity, and (ii) marked the value of the shares placed in escrow to fair market value at June 30, 1999. As long as the shares remain in escrow, the Company will continue to mark the shares to their fair market value.

LINE OF CREDIT

  The Company has a $3,000,000 demand discretionary line of credit with a bank. The line of credit bears interest at the bank's prime rate plus 1 1/2% (9 1/4% as of June 30, 1999). Available borrowings are based on a formula of eligible accounts receivable and inventory (the "Borrowing Base"). The Company was also permitted to borrow up to $500,000 in excess of the Borrowing Base (such excess, "Over Advances"); provided the Over Advances were fully paid on August 6, 1999. On August 9, 1999, the Company was otherwise required to pay the Over Advances, in full, but received an extension to September 30, 1999 ("the Extension") from the bank in consideration of paying $250,000 of the Over Advances. Under the terms of the Extension, the Company is required to pay all of the remaining Over Advances in full by September 30, 1999. At June 30, 1999, the amount outstanding under this facility exceeded the eligible Borrowing Base, by approximately $500,000. As of August 16, 1999, the amount of the Over Advances is approximately $250,000.


Acquisitions

   On April 12, 1999, the Company executed an agreement to purchase substantially all of the assets and assume certain liabilities of HyComp, Inc. ("HyComp"). This agreement was dated as of March 31, 1999 and was by and between HyComp and HyComp Acquisition Corp., a wholly-owned subsidiary of the Company. On April 12, 1999 (the "Closing Date"), the Company completed the acquisition of HyComp. The aggregate consideration paid by the Company for the acquired assets of HyComp consisted of (i) $750,000 in cash; (ii) the assumption of certain liabilities and obligations of HyComp in the amount of approximately $250,000;
(iii) transaction costs of $73,000 and (iv) the Company agreed to pay a 5% royalty to HyComp on certain sales for 52 weeks subsequent to the Closing Date. At June 30, 1999, the Company had recorded $50,000 of accrued royalties. The purchase price has been allocated as follows:


Inventory...............................................................   $  162,825
Deposits................................................................       19,800
Property and equipment..................................................      940,500
                                                                         -------------
                                                                           $1,123,125
                                                                         =============

The pro forma financial information has not been presented as the results of HyComp are not material.

                          SATCON TECHNOLOGY CORPORATION
   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED)

Note C. Loss per Share
----------------------

  The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of loss:

                                                                        FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                                 JUNE 30,                      JUNE 30,
                                                                           1999           1998           1999           1998
                                                                       -------------  -------------  -------------  -------------

     Net loss........................................................   $(7,192,307)   $(1,208,335)   $(9,821,978)   $(2,748,576)
     BASIC:
     Common shares outstanding, beginning of period..................     9,074,049      9,018,549      8,990,249      8,769,146
     Weighted average common shares issued during the period.........       102,800             --         95,378        170,419
     Weighted average shares repurchased during the period...........            --             --        (13,567)            --
                                                                        -----------    -----------    -----------    -----------
     Weighted average shares outstanding--basic......................     9,176,849      9,018,549      9,072,060      8,939,562
                                                                        ===========    ===========    ===========    ===========
     Net loss per weighted average share, basic......................   $     (0.78)   $     (0.13)   $     (1.08)   $     (0.31)
                                                                        ===========    ===========    ===========    ===========
     DILUTED:
     Weighted average shares outstanding--basic......................     9,176,849      9,018,549      9,072,060      8,939,562
     Weighted average common stock equivalents (a)...................            --             --             --             --
                                                                        -----------    -----------    -----------    -----------
     Weighted average shares outstanding--diluted....................     9,176,849      9,018,549      9,072,060      8,939,562
                                                                        ===========    ===========    ===========    ===========
     Net loss per weighted average share, diluted....................   $     (0.78)   $     (0.13)   $     (1.08)   $     (0.31)
                                                                        ===========    ===========    ===========    ===========

(a)  not included if antidilutive

As of June 30, 1999 and 1998, 1,327,951 and 943,675 options and warrants, respectively, were excluded from the weighted average common shares outstanding as their effect would be anti-dilutive.

Note D. Inventory
-----------------

  Inventory consists of the following:

                                                                            JUNE 30,        SEPTEMBER 30,
                                                                              1999              1998
                                                                         ---------------   --------------
Raw material.........................................................       $1,519,934         $1,783,803
Work-in-process......................................................        1,933,986          1,788,241
Finished goods.......................................................          397,759            106,023
                                                                         ---------------   --------------
                                                                            $3,851,679         $3,678,067
                                                                         ===============   ==============

During the quarter ended June 30, 1999, the Company performed a review of the inventory valuation methodologies. The Company determined that $725,000 of additional reserves were required for potentially obsolete and excess inventory at June 30, 1999. In addition, the Company determined that adjustments totaling approximately $700,000 were required to reduce inventory and increase cost of revenues for the quarter ended March 31, 1999.

                          SATCON TECHNOLOGY CORPORATION
   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED)


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


  The Company's total comprehensive income is as follows:

                                                                     FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                        1999           1998           1999           1998
                                                                    -------------  -------------  -------------  -------------

Net loss..........................................................   $(7,192,307)   $(1,208,549)   $(9,821,978)   $(2,748,576)
                                                                     ===========    ===========    ===========    ===========

Other comprehensive income/(loss), net of tax:
     Unrealized gains/(losses) on securities......................   $    15,085    $       547    $    10,380    $     6,683
                                                                     -----------    -----------    -----------    -----------
Other comprehensive income/(loss).................................   $    15,085    $       547    $    10,380    $     6,683
                                                                     -----------    -----------    -----------    -----------
Comprehensive loss................................................   $(7,177,222)   $(1,208,002)   $(9,811,598)   $(2,741,893)
                                                                     ===========    ===========    ===========    ===========

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

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, the percentage of revenue for certain items in the Company's Statement of Operations for each period:

                                                                 FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                                    ENDED  JUNE 30,          ENDED  JUNE 30,
                                                                -------------------------------------------------
                                                                   1999        1998        1999         1998
                                                                -------------------------------------------------
Revenue........................................................   100.0%      100.0%       100.0%      100.0%
Cost of revenue................................................   127.0        66.0         99.1        69.8
Selling, general and administrative expenses...................   126.5        30.5         62.7        31.3
Research and development expenses..............................     5.6         0.7          3.3         2.7
Amortization...................................................     2.5         2.1          2.4         1.8
Total operating expenses (excluding cost of
 revenue)......................................................   134.6        33.3         68.4        35.8
Operating income/(loss)........................................  (161.5)        0.7        (67.5)       (5.6)
Loss from Investment in Beacon Power Corporation...............    (9.7)      (34.8)       (16.4)      (19.2)
Other income/(loss)............................................    (3.5)          -         (1.3)          -
Interest income/(expense), net.................................    (1.1)        1.0         (0.4)        1.2
Net loss.......................................................  (175.8%)     (33.2%)      (85.6%)     (23.6%)

Three Months Ended June 30, 1999 ("Q3 1999") Compared to the Three Months Ended
-------------------------------------------------------------------------------
June 30, 1998 ("Q3 1998")
-------------------------

  Revenue. The Company's revenue increased approximately $448,000 or 12%, from Q3 1998 to Q3 1999. The increase is primarily due to a significant increase in product revenues of approximately $1,000,000 offset by a reduction in product development revenues of $500,000.

  Cost of revenue. Cost of revenue increased approximately $2,788,000 or 115%, from Q3 1998 to Q3 1999. During the quarter ended June 30, 1999, the Company performed a review of its inventory valuation methodologies. The Company determined that $725,000 of additional reserves was required for potentially obsolete and excess inventory at June 30, 1999. In addition, the Company recorded $350,000 of additional reserve for unbilled contract costs and expensed $150,000 of abandoned patents. The remainder was the result of a change in product mix.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $4,064,000 or 366% from Q3 1998 to Q3 1999. During the quarter ended June 30, 1999, the Company granted options to purchase 750,000 shares of common stock to consultants at prices ranging from $5.75 to $10.00 per share, and accordingly, the Company has charged the fair market value of $2,127,000 to selling, general and administrative expenses.
The Company also recorded a reserve of $1,280,000 for unbilled contract costs and an additional reserve of $802,000 for accounts receivable.

  Research and development expenses. Research and development expenses increased approximately $203,000 or 805% from Q3 1998 to Q3 1999. The increase is attributable to the continued development of magnetic bearings and suspension systems and electro-optic and sensor inspection systems.

  Amortization. Amortization increased approximately $26,000 or 34% from Q3 1998 to Q3 1999. This was primarily the result of goodwill recorded in connection with the acquisition of Inductive and Lighthouse in January 1999.

  Loss from Investment in Beacon Power Corporation.   After consultation with
its new independent public accountants, Arthur Andersen LLP, the Company retroactively changed its method of accounting for its investment in Beacon to the equity method, effective October 23, 1998. This change resulted in an additional $1,614,000 loss in the investment in Beacon. The effect of this change on the quarterly results for fiscal 1999 is as follows:

                                                       AS REPORTED        AS ADJUSTED
                                                  --------------------------------------
Equity in the loss of Beacon:
     Quarter ended December 31, 1998...........         $272,437           $1,064,010
     Quarter ended March 31, 1999..............            --                 424,173
     Quarter ended June 30, 1999...............           N/A                 396,620
                                                  --------------------------------------
     Nine months ended June 30, 1999...........           N/A              $1,884,803
                                                  ======================================

  At June 30, 1999, the Company has accrued losses of $271,620 relating to its share of Beacon losses which it is required to fund pursuant to the terms of the Note Purchase and Warrant Agreement. In future periods, the Company will continue to record its share of Beacon's losses up to the amount of its actual and committed investment. It is anticipated that substantially all of the Company's $603,380 remaining and committed investment in Beacon will be recorded as a loss over the two quarters ending December 31, 1999.

  Other income/(loss),net. Other income/(loss), net increased approximately $141,000 from Q3 1998 to Q3 1999. The loss was primarily the result of the sale of marketable securities.

  Interest income/(expense), net. Interest income/(expense), net decreased approximately $82,000 or 227% from Q3 1998 to Q3 1999. The decrease is the result of increased borrowings under the Line of Credit to approximately $2,617,000 at June 30, 1999.



Nine Months Ended June 30, 1999 ("Q3 1999 YTD") Compared to the Nine Months
---------------------------------------------------------------------------
Ended June 30, 1998 ("Q3 1998 YTD")
-----------------------------------

  Revenue. The Company's revenue decreased approximately $186,000 or 1.6%, from Q3 1998 YTD to Q3 1999 YTD. The decrease is primarily attributable to a reduction in revenue related to research and development contracts of approximately $1,100,000. This decrease in revenue was partially offset by increases of sale of manufactured products of approximately $1,000,000.

  Cost of revenue. Cost of revenue increased approximately $3,238,000 or 40%, from Q3 1998 YTD to Q3 1999 YTD. During the nine months ended June 30, 1999, the Company performed a review of its inventory valuation methodologies. The Company determined that $725,000 of additional reserves was required for potentially obsolete and excess inventory. In addition, the Company determined that adjustments totaling approximately $700,000 were required to reduce inventory. The Company also recorded $350,000 of additional reserve for unbilled contract costs and expensed $150,000 of abandoned patents. The remainder was the result of a change in product mix.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $3,540,000 or 97% from Q3 1998 YTD to Q3 1999 YTD. The increase is primarily due to options granted to purchase 750,000 shares of common stock to consultants at prices ranging from $5.75 to $10.00 per share with a fair market value of $2,127,000. The Company also recorded a reserve of $1,280,000 for unbilled contract costs and an additional reserve of $802,000 for accounts receivable.

  Research and development. Research and development expenses increased approximately $69,000 or 22% from Q3 1998 YTD to Q3 1999 YTD. The increase is primarily the result of expenses related to the continued development of magnetic bearings and suspension systems and electro-optic and sensor inspection systems.

  Amortization. Amortization increased approximately $60,000 or 28% from Q3 1998 YTD to Q3 1999 YTD. This was primarily the result of the acquisition of Inductive and Lighthouse in January 1999.

  Loss from Investment in Beacon Power Corporation. After consultation with its new independent public accountants, Arthur Andersen LLP, the Company retroactively changed its method of accounting for its investment in Beacon to the equity method, effective October 23, 1998. This change resulted in an additional $1,614,000 loss in the investment in Beacon. The effect of this change on the quarterly results for fiscal 1999 is as follows:

                                                          AS REPORTED       AS ADJUSTED
                                                     -------------------------------------
Equity in the loss of Beacon:
     Quarter ended December 31, 1998...............        $272,437         $1,064,010
     Quarter ended March 31, 1999..................           --               424,173
     Quarter ended June 30, 1999...................          N/A               396,620
                                                    --------------------------------------
     Nine months ended June 30, 1999...............          N/A            $1,884,803
                                                    ======================================

  At June 30, 1999, the Company has accrued losses of $271,620 relating to its share of Beacon losses which it is required to fund pursuant to the terms of the Note and Warrant Purchase Agreement. In future periods, the Company will continue to record its share of Beacon's losses up to the amount of its actual and committed investment. It is anticipated that substantially all of the Company's $603,380 remaining and committed investment in Beacon will be recorded as a loss over the two quarters ending December 31, 1999.

  Other income/(loss),net. Other income, net decreased approximately $150,000 from Q3 1998 YTD to Q3 1999 YTD. The loss was the result of the sale of marketable securities.

  Interest income/(expense), net. Interest income, net decreased approximately $185,000 or 130% from Q3 1998 YTD to Q3 1999 YTD. The decrease is the result of increased borrowings under the line of credit to approximately $2,617,000 at June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash and cash equivalents was approximately $517,000 as of June 30, 1999, a decrease of approximately $685,000 from September 30, 1998. Cash used in operating activities was approximately $3,011,000 for Q3 1999 YTD, compared to approximately $1,471,000 for Q3 1998 YTD.

  On June 22, 1999, the Company purchased from Beacon a note with a principal amount of $125,000 due and payable on the earlier of (i) September 22, 1999 ("Maturity Date") or (ii) upon the occurrence of an event of default. The note bears interest at 12 1/2% per annum; provided that if the note is not repaid in full on or prior to Maturity Date the interest rate would increase to 15% per annum (the "June 22, 1999 Note "). The June 22, 1999 Note was issued pursuant to the terms of a Note Purchase Agreement, dated as of June 22, 1999, by and among Beacon, the Purchasers named therein and the Company (the "Note Purchase Agreement"). Interest on the June 22, 1999 Note is payable on the Maturity Date.

  On July 6, 1999, the Company purchased from Beacon an additional note with a principal amount of $125,000 due and payable on the earlier of (i) Maturity Date or (ii) upon the occurrence of an event of default. The note bears interest at 12 1/2% per annum; provided that if the note is not repaid in full on or prior to Maturity Date the interest rate would increase to 15% per annum (the "July 6, 1999 Note" and together with with the June 22, 1999 Note, the "Notes"). The July 6, 1999 Note was also issued pursuant to the terms of the Note Purchase Agreement. Interest on the July 6, 1999 Note is payable at Maturity Date.

  In early August 1999, the Company exchanged in full the Notes and $83,333.33 for a note with a principal amount of $333,333.33 ("Bridge Note") plus accrued interest due and payable on the earlier of (i) the date of conversion as described below or (ii) upon the occurrence of an event of default. The Bridge Note bears interest at 12 1/2% per annum; provided that if the Funding Date (defined below) does not occur within six months such interest rate shall increase effective February 2, 2000 to 15% per annum pursuant to the terms of a Note and Warrant Purchase Agreement, dated as of August 2, 1999, by and among Beacon, the Purchasers named therein and the Company (the "Note and Warrant Purchase Agreement"). Interest on the Bridge Note is payable on the Maturity Date.

  Pursuant to the terms of the Note and Warrant Purchase Agreement, the Company is required to purchase two (2) additional notes each with a principal amount of $333,333.33 and a warrant to purchase a number of shares of Beacon Class E Preferred Stock no earlier than August 4, 1999 and October 1, 1999, respectively, and no later than the earliest of (a) October 15, 1999 and November 15, 1999, respectively, (b) two days after the Company closes on a new equity or debt securities financing or (c) at such other times as mutually agreeable to the Company and Beacon.

  The Company has $3,000,000 demand discretionary line of credit with a bank. The line of credit bears interest at the bank's prime rate plus 1 1/2% (9 1/4% as of June 30, 1999). Available borrowings are based on a formula of eligible accounts receivable and inventory. At June 30, 1999, the amount outstanding under this facility exceeded the eligible borrowing base (such excess "Over Advances"). On August 9, 1999, the Company was otherwise required to pay the Over Advances, in full, but received an extension to September 30, 1999 ("the Extension") from the bank in consideration of paying $250,000 of the Over Advances. Under the terms of the Extension, the Company is required to pay all of the remaining Over Advances in full by September 30, 1999.

  The Company anticipates needing approximately $917,000 of external funding over the next 90 days to pay the remaining $250,000 of Over Advances to its bank on September 30, 1999 and to fulfill its commitment to Beacon Power Corporation to advance $333,333 by October 15, 1999 and $333,333 by November 15, 1999. After obtaining these funds, the Company believes that its existing cash resources, cash flow from operations and its line of credit will be sufficient to meet its operations through at least June 30, 2000. Although the Company believes that it will be able to obtain at least $917,000 of funding from external sources or through the exercise of currently outstanding options and warrants, there can be no assurance that the Company will be able to do so on acceptable terms or at all. The Company's ability to generate cash from operations depends upon, among other things, revenue growth, its credit and payment terms with vendors, the collection of accounts receivable and the availability of the Company's demand discretionary line of credit. If such sources of cash prove insufficient or it is otherwise unable to obtain necessary third party funding through the issuance of debt or equity securities or otherwise, the Company will be required to make changes in its operations, sell assets or otherwise seek protection from its creditors. Any of these actions will likely have a material adverse effect on the Company.

     The Company has currently outstanding a stock repurchase program which authorizes the Company to repurchase up to 5% of its outstanding common stock (the "Repurchase Program"). Under the Repurchase Program the Company is authorized to purchase shares of the Company's common stock on the open market from time to time, depending on market conditions.

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

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 1999 and establishes a new model for accounting for derivatives and hedging activities. The Company will adopt SFAS 133 beginning in the first quarter of the fiscal year ending September 30, 2001.

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


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings:
Not applicable.

Item 2.  Changes in Securities and Use of Proceeds:
Not applicable.

Item 3.  Defaults upon Senior Securities:
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:
Not applicable.

Item 5.  Other Information:
Not applicable.

Item 6  Exhibits and Reports on Form 8-K:
(a) Exhibits
10.21 Asset Purchase Agreement dated as of March 31, 1999 by and between HyComp, Inc. and HyComp Acquisition Corp., a wholly-owned subsidiary of the Registrant
10.22 Note Purchase Agreement dated as of June 22, 1999 by and among Beacon Power Corporation, Perseus Capital, L.L.C., Duquesne Enterprises, Inc., Micro Generation Technology Fund, L.L.C. and the Registrant
10.23 Note and Warrant Purchase Agreement dated as of August 2, 1999 by and among Beacon Power Corporation, Perseus Capital, L.L.C., Duquesne Enterprises, Inc., Micro Generation Technology Fund, L.L.C. and the Registrant

27    Financial Data Schedule

(b) Reports on Form 8-K

  On May 19, 1999, the Registrant filed a Current Report on Form 8-K, dated May 12, 1999, in connection with the dismissal of PricewaterhouseCoopers LLP from its position as the Registrant's independent auditors.

  On May 28, 1999, the Registrant filed a Current Report on Form 8-K, dated May 25, 1999, in connection with the engagement of Arthur Andersen LLP as the Registrant's independent auditors.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SATCON TECHNOLOGY CORPORATION


Date:  August 16, 1999      By:  /s/ Michael C. Turmelle
                                ----------------------------------------------
                                Michael C. Turmelle, Vice President,
                                Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)