Form 10-Q/A
period 1998-12-31
SATCON TECHNOLOGY CORP
filed 1999-08-23
CIK 889423

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

______________________________________________________________________________

                               TABLE OF CONTENTS


                         PART I: FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS
                                                                 Page
                                                                 ----
Consolidated Balance Sheets (Unaudited).........................  1
Consolidated Statements of Operations (Unaudited)...............  2
Consolidated Statements of Cash Flows (Unaudited)...............  3
Notes to Interim Consolidated Financial Statements (Unaudited)..  4

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS....................  8

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISKS........................................... 12


                          PART II:  OTHER INFORMATION

Items No. 1 through 6........................................... 13

Signature....................................................... 15

                         SATCON TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                                   December 31,      September 30,
                                                                                                   ------------      -------------
                                                                                                       1998              1998
                                                                                                       ----              ----
                                                                                                  (as Restated)
                                                                                                 --------------
                                                         ASSETS
Current assets:
     Cash and cash equivalents  .................................................................   $    605,763      $  1,201,610
     Marketable securities   ....................................................................        639,338           657,431
     Accounts receivable, net of allowance of $138,043 at December 31, 1998 and
       $51,836 at September 30, 1998  ...........................................................      3,553,489         3,347,405
     Unbilled contract costs, net of allowance of $57,611 at December 31, 1998 and
       September 30, 1998........................................................................      1,648,240         1,196,318
     Inventory ..................................................................................      4,295,723         3,678,067
     Prepaid expenses and other assets...........................................................        213,206           358,308
     Amounts due from related party..............................................................          6,455           596,453
                                                                                                    ------------      ------------
          Total current assets...................................................................     10,962,214        11,035,592
Property and equipment, net......................................................................      2,800,778         2,677,786
Intangibles, net ................................................................................      2,915,109         2,967,988
Investment in Beacon Power Corporation...........................................................        424,173         1,458,183
Other assets.....................................................................................         71,551            27,041
                                                                                                    ------------      ------------
          Total assets...........................................................................   $ 17,173,825      $ 18,166,590
                                                                                                    ============      ============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit..............................................................................   $      5,000      $         --
     Accounts payable............................................................................      1,599,650         1,447,897
     Accrued payroll and payroll related expenses................................................        375,378           352,701
     Deferred liabilities........................................................................        372,116           197,930
     Other accrued expenses......................................................................        382,757           385,999
     Current portion of long-term debt...........................................................        170,415           146,594
                                                                                                    ------------      ------------
          Total current liabilities..............................................................      2,905,316         2,531,121
Long-term liabilities:
     Long-term debt..............................................................................        197,641           221,462
                                                                                                    ------------      ------------
          Total long-term liabilities............................................................        197,641           221,462
Commitments and contingencies....................................................................

Stockholders' equity:
     Preferred stock; $.01 par value, 1,000,000 shares authorized; none issued
       and outstanding...........................................................................             --                --
     Common stock, $.01 par value, 15,000,000 shares authorized; 9,018,549  shares
       Issued at December 31, 1998 and September 30, 1998........................................         90,185            90,185
     Additional paid-in capital..................................................................     28,434,080        28,377,718
     Retained earnings/(deficit).................................................................    (14,209,040)      (12,870,440)
     Net unrealized losses on marketable securities, net of tax effect...........................        (16,046)          (10,380)
     Treasury stock, at cost; 40,300 shares at December 31, 1998 and 28,300 shares
       at September 30, 1998.....................................................................       (228,311)         (173,076)
                                                                                                    ------------      ------------
         Total stockholders' equity..............................................................     14,070,868        15,414,007
                                                                                                    ------------      ------------
          Total liabilities and stockholders' equity.............................................   $ 17,173,825      $ 18,166,590
                                                                                                    ============      ============

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                         For the three months ended
                                                                                 December 31,
                                                                            1998              1997
                                                                       -------------       ----------
                                                                       (as Restated)
Revenue...........................................................      $ 3,725,099        $3,695,619
                                                                        -----------        ----------
Cost of revenue...................................................        2,851,735         2,678,785
Selling, general and administrative expenses......................          989,580         1,378,992
Research and development expenses.................................          100,883           265,031
Amortization......................................................           77,758            55,187
                                                                        -----------        ----------
Total operating expenses..........................................        4,019,956         4,377,995
                                                                        -----------        ----------
Operating loss....................................................         (294,857)         (682,377)
Loss from Investment in Beacon Power Corporation..................       (1,064,010)               --
Interest income, net..............................................           20,267            53,164
                                                                        -----------        ----------
Net loss before income taxes......................................      $(1,338,600)       $ (629,213)
                                                                        -----------        ----------
Provision/(benefit) for income taxes..............................               --                --
Net loss..........................................................      $(1,338,600)       $ (629,213)
                                                                        ===========        ==========

Net loss per weighted average share, basic and diluted............      $      (.15)       $     (.07)
                                                                        ===========        ==========
Weighted average number of common shares, basic and diluted.......        8,980,249         8,845,266

  The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  For the three months ended
                                                                                          December 31,
                                                                                   1998                  1997
                                                                              -------------          -----------
                                                                              (as Restated)
Cash flows from operating activities:
  Net loss .............................................................      $(1,338,600)           $ (629,212)
     Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation and amortization...................................          218,347               203,618
        Allowance for unbilled contract costs...........................               --                (7,175)
        Allowance for doubtful accounts.................................           86,207                 6,377
        Loss from Investment in Beacon Power Corp.......................        1,064,010                    --
        Non-cash compensation expense related to issuance
         of common stock warrants to non-employees......................           56,362                    --
        Changes in operating assets and liabilities:
           Accounts receivable..........................................         (292,291)             (498,364)
           Prepaid expenses and other assets............................          145,102               201,844
           Unbilled contract costs......................................         (451,922)              301,919
           Inventory....................................................         (617,656)             (120,466)
           Other assets.................................................          545,488               (55,644)
           Accounts payable.............................................          151,753               (31,693)
           Accrued expenses and payroll.................................           19,435              (235,466)
           Deferred liabilities.........................................          174,186                 3,538
                                                                              -----------            ----------
     Total adjustments..................................................        1,099,021              (231,512)
                                                                              -----------            ----------
Net cash used in operating activities...................................         (239,579)             (860,724)
                                                                              -----------            ----------

Cash flows from investing activities:
  Sales and maturities of marketable securities.........................           12,428                 9,288
  Patent and intangible expenditures....................................          (30,360)             (118,622)
  Capital expenditures..................................................         (258,101)             (575,487)
  Investment in Beacon Power Corporation................................          (30,000)                   --
                                                                              -----------            ----------
Net cash used in investing activities...................................         (306,033)             (684,821)
                                                                              -----------            ----------

Cash flows from financing activities:
  Repayment of  borrowings..............................................               --               (27,611)
  Proceeds from line of credit..........................................            5,000                    --
  Proceeds from exercise of stock options...............................               --                 7,004
  Proceeds from exercise of warrants....................................               --             1,231,650
  Purchase of treasury stock............................................          (55,235)                   --
                                                                              -----------            ----------
Net cash (used in)/provided by financing activities.....................          (50,235)            1,211,043
                                                                              -----------            ----------

Net decrease in cash and cash equivalents...............................         (595,847)             (334,502)
Cash and cash equivalents at beginning of period........................        1,201,610             4,256,504
                                                                              -----------            ----------

Cash and cash equivalents at end of period..............................      $   605,763            $3,922,002
                                                                              ===========            ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note A. Basis of Presentation
-----------------------------

     The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its majority-owned subsidiaries (collectively, the "Company") as of December 31, 1998 and 1997 and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. Operating results for the three-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

     In May 1999, the Company appointed Arthur Andersen LLP as the Company's independent public accountants. In connection with the finalization of the Company's financial results for the three and nine months ended June 30, 1999, the Company, with the assistance of Arthur Andersen LLP, conducted a review of its accounting policies and assessed the realizability of certain assets. As a result of this effort, the Company has:

     . changed the accounting method for its investment in Beacon Power Corporation from the cost method to the equity method, effective October 23, 1998. See Note B.
     . provided the following additional valuation reserves and adjustments which impact the results through December 31, 1998:


                                                              Three months ended
                                                               December 31, 1998
                                                              ------------------
           Accounts receivable.........................             $ 80,000
           Warranty reserve............................               12,000
           Sales return reserve........................               22,000
                                                                    --------
                                                                    $114,000
                                                                    ========

     . written off $196,000 of machinery and equipment, $84,000 of which relates to the first quarter ended December 31, 1998.
     . accrued rent expense of $90,000 which was recorded ratably over the first three quarters of fiscal 1999.
     . recorded the fair market value, $56,000, of a warrant granted to a non-employee in November 1998.

          Based upon this review, the Company concluded that it was necessary to revise its previously disclosed unaudited results of operations for the three months ended December 31, 1998. A summary of the impact of such restatement on the consolidated financial statements for the unaudited three months ended December 31, 1998 is as follows:

                                                         Three Months Ended December 31, 1998
                                                                        (Unuadited)
                                                  As previously reported             As restated
Total operating expenses                                      $3,756,790             $ 4,019,956
Operating Loss                                                    (9,358)               (294,857)
Loss from Investment in Beacon Power Corporation                (272,437)             (1,064,010)
Net Loss                                                        (261,528)             (1,338,600)
Net loss per share, basic and diluted                         $     (.03)            $      (.15)

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                         SATCON TECHNOLOGY CORPORATION
 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)


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

     After consultation with its new independent public accountants, Arthur Andersen LLP, the Company retroactively changed its method of accounting for its investment in Beacon to the equity method, effective October 23, 1998. This change resulted in an additional $791,573 loss in the investment in Beacon during the three months ended December 31, 1998.

Issuance of Common Stock Purchase Warrants

     On November 11, 1998, the Company issued to certain individuals, who formerly held warrants issued by the Company in connection with the Company's initial public offering in November 1992, Common Stock Purchase Warrants to purchase up to 67,125 shares of the Company's Common Stock at an exercise price of $11.43 per share. These warrants expire on November 11, 1999 and were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering. The Company has charged the fair value of the options, as determined by using the Black-Scholes option pricing model, of approximately $56,000, to selling, general and administrative expenses during the three months ended December 31, 1998.

Line of Credit

     On December 16, 1998, the Company obtained a $2,000,000 discretionary demand line of credit (the "Line of Credit"), bearing interest at the bank's prime rate of interest plus 1 1/2%. Available borrowings are based on a formula of eligible accounts receivable and inventory and will be used for capital expenditures, working capital and general corporate purposes.

                         SATCON TECHNOLOGY CORPORATION
 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)


Note C. Income per Share
------------------------

     The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of loss:

                                                                               For the three months ended
                                                                                       December 31,
                                                                                   1998             1997
                                                                               -----------       ----------
                                                                              (as Restated)
          Net loss........................................................     $(1,338,600)      $ (629,212)
          Basic:
          Common shares outstanding, beginning of period..................       8,990,249        8,769,146
          Weighted average common shares issued during the period.........              --           76,120
          Weighted average shares repurchased during the period...........         (10,000)              --
                                                                               -----------       ----------
          Weighted average shares outstanding--basic......................       8,980,249        8,845,266
                                                                               ===========       ==========
          Net loss per weighted average share, basic......................     $     (0.15)      $     (.07)
                                                                               ===========       ==========
          Diluted:
          Weighted average shares outstanding--basic......................       8,980,249        8,845,266
          Weighted average common stock equivalents (a)...................              --               --
                                                                               -----------       ----------
          Weighted average shares outstanding--diluted....................       8,980,249        8,845,266
                                                                               ===========       ==========
          Net loss per weighted average share, diluted....................     $     (0.15)      $     (.07)
                                                                               ===========       ==========

(a)  not included if antidilutive

     As of December 31, 1998, 922,616 and 699,760 options and warrants, respectively, were excluded from the weighted average common shares outstanding as their effect would be anti-dilutive.

     On January 15, 1999, the Company granted options to purchase up to 334,000 shares of the Company's Common Stock. These options are exercisable at a price of $5.688 and expire in January 2009. On January 26, 1999, the Company granted additional options to purchase up to 40,000 shares of the Company's Common Stock. These options are exercisable at a price of $5.875 and expire in January 2009. The shares of Common Stock or potential shares of Common Stock outstanding at the end of the period would not have changed if this transaction occurred before the end of the period.

Note D. Inventory
-----------------

     Inventory consists of the following:


                                           December 31,         September 30,
                                               1998                 1998
                                           ------------         -------------
Raw material............................    $2,394,468           $1,783,803
Work-in-process.........................     1,780,424            1,788,241
Finished goods..........................       120,831              106,023
                                            ----------           ----------
                                            $4,295,723           $3,678,067
                                            ==========           ==========

                         SATCON TECHNOLOGY CORPORATION
 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)


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

     The Company's total comprehensive income is as follows:

                                                                       For the three months ended
                                                                               December 31,
                                                                          1998             1997
                                                                          ----             ----
                                                                      (as Restated)
Net loss..........................................................     $(1,338,600)       $(629,212)
                                                                       ===========        =========

Other comprehensive income/(loss), net of tax:
     Unrealized gains/(losses) on securities......................     $    (5,666)       $   1,966
                                                                       -----------        ---------
Other comprehensive income/(loss).................................     $    (5,666)       $   1,966
                                                                       -----------        ---------
Comprehensive loss................................................     $(1,338,600)       $(627,246)
                                                                       ===========        =========

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. The factors include, without limitation, those set forth below under the caption "Factors Affecting Future Results".

Results of Operations

  The following table sets forth, for the periods indicated, the percentage of revenue for certain items in the Company's Statement of Operations for each period:

                                                                         For the three months
                                                                          ended  December 31,
                                                                       -------------------------
                                                                          1998           1997
                                                                       -------------------------
Revenue..............................................................    100.0 %        100.0 %
Cost of revenue......................................................     76.6 %         72.5
Selling, general and administrative..................................     26.6 %         37.3
Research and development.............................................      2.7 %          7.2
Goodwill amortization................................................      2.1 %          1.5
Total operating expenses (excluding cost of revenue).................     31.4 %         46.0
Operating loss.......................................................     (7.9)%        (18.5)
Loss from Investment in Beacon Power Corporation.....................    (28.6)%            -
Interest income, net.................................................      0.5            1.4
Net loss before income taxes.........................................    (35.9)%        (17.0)%
Provision/(benefit) for income taxes.................................      0.0 %          0.0%
Net loss.............................................................    (35.9)%        (17.0)

Three Months Ended December 31, 1998 ("Q1 1999") Compared to the Three Months
-----------------------------------------------------------------------------
December 31, 1997("Q1 1998")
----------------------------

  Revenue. The Company's revenue increased approximately $29,000 or .1%, from Q1 1998 to Q1 1999. The increase is attributable to increased sale of manufactured products of approximately $279,000. The Company began shipping production orders for SatCon's Integrated Suspension and Motor system ("ISAM" ) during Q1 1999. This increase in revenue was partially offset by decreases in revenue related to research and development contracts.

  Cost of Revenue. Cost of revenue increased approximately $173,000 or 6.5%, from Q1 1998 to Q1 1999. The increase in cost of revenue is attributable to increased sale of manufactured products partially offset by a decrease in effort on research and development contracts.

  Selling, general and administrative expenses. Selling, general and administrative expenses decreased approximately $389,000 or 28.2% from Q1 1998 to Q1 1999. The decrease is primarily the result of the recapitalization of Beacon. During 1997, the Company formed Beacon, a wholly-owned subsidiary, to continue the work of the Company's Energy Systems Division. During a recapitalization of Beacon in December 1997, the Company converted a significant portion of its ownership of Beacon to convertible preferred stock. The Company retained approximately .1% of Beacon's outstanding voting stock. Although the Company owned less than 20% of the outstanding voting stock of Beacon, based on other factors, there was a presumption that the Company had the ability to exercise significant influence, and the equity method was required for the fair presentation subsequent to this recapitalization. The Company's share of losses from Beacon is shown as a single amount in the statement of operations, "Loss from Investment in Beacon Power Corporation." This decrease was partially offset by warrants granted to purchase 67,125 shares of common stock to consultants at a price of $11.43 per share with a fair market value of $56,000. In addition, the decrease was offset by increases of expenses related to K&D MagMotor and SatCon Film Microelectronics, Inc. ("FMI").

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

  Loss from Investment in Beacon Power Corporation. After consultation with its new independent public accountants, Arthur Andersen LLP, the Company retroactively changed its method of accounting for its investment in Beacon to the equity method, effective October 23, 1998. This change resulted in an additional $792,000 loss in the investment in Beacon. In future periods, the Company will continue to record its share of Beacon's losses up to the amount of its actual and committed investment.

  Interest income, net. Interest income, net decreased approximately $33,000 or 61.9% from Q1 1998 to Q1 1999. The decrease is primarily the result of the decrease in marketable securities of approximately $1,330,000 or 67.5% from December 31, 1997 to December 31, 1998.

Liquidity and Capital Resources

  The Company's cash and cash equivalents was approximately $606,000 as of December 31, 1998, a decrease of approximately $596,000 from September 30, 1998. Cash used in operating activities was approximately $240,000 for Q1 1999, compared to approximately $861,000 for Q1 1998. The cash used in operating activities is primarily the result of an increase in inventory related to the introduction of a new line of standard regulators.

  On December 16, 1998, the Company obtained a $2,000,000 discretionary demand line of credit (the "Line of Credit"), bearing interest at the bank's prime rate of interest plus 1 1/2%. Available borrowings are based on a formula of eligible accounts receivable and inventory and will be used for capital expenditures, working capital and general corporate purposes.

  The Company anticipates that its existing cash resources, cash flow from operations and the Line of Credit will be sufficient to fund its operations through at least December 31, 1999, provided that the Company meets its operating plan. To the extent cash flows from operations is insufficient to fund the Company's activities, it may be necessary to raise additional funds through equity or debt financing. The Company's ability to generate cash from operations depends upon, among other things, revenue growth, its credit and payment terms with vendors, the collection of accounts receivable, and the availability of the Company's Line of Credit. If such sources of cash prove insufficient or it is otherwise unable to obtain necessary third party funding through the issuance of debt or equity securities or otherwise, the Company will be required to make changes in its operations, sell assets or otherwise seek protection from its creditors. Any of these actions will likely have a material adverse effect on the Company.

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

Effect of Recent Accounting Pronouncements

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 is effective for fiscal years beginning after December 15, 1997 and establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products and services, geographical areas and major customers. The Company will adopt SFAS 131 in the fiscal year ending September 30, 1999. This Statement need not be applied to interim financial periods in the initial year of application, however, comparative information for interim financial statements in the year of application will be reported in financial statements for interim periods in the second year of application..

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

  The following table summarizes derivative financial instruments included in marketable securities held by the Company at December 31, 1998, which are sensitive to changes in interest rates:

                                For the years ended September  30, _
                                                                                    Total Face     Total Fair
Description               1999   2000   2001   2002          2003    Thereafter        Value          Value
-----------               ----   ----   ----   ----          ----    ----------        -----          -----
Floater                                                               $350,000        $350,000       $325,500
  Average Interest Rate    5.3%   5.3%   5.3%   5.3%          5.3%         5.3%

CMO                                                                   $ 57,590        $ 57,590       $ 64,463
  Average Interest Rate    5.6%   5.6%   5.6%   5.6%          5.6%         5.6%

Structured Notes                                                      $250,000        $250,000       $249,375
  Average Interest Rate    6.0%   6.0%   6.0%   6.0%          6.0%         6.0%

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings:

  On December 12, 1997, FMI filed suit against Albert R. Snider for breach of certain representations made by Mr. Snider, including statements of inventory balances, in the Asset Purchase Agreement, dated as of April 3, 1997, between FMI and Mr. Snider relating to the purchase of the business of FMI. The suit was filed in the United States District Court in Boston, Massachusetts. The parties dismissed the lawsuit because settlement discussions between the Company and Mr. Snider were ongoing. However, those settlement discussions were unsuccessful, and the lawsuit was reinstated on July 17, 1998. Mr. Snider filed a counterclaim seeking, among other things, payments allegedly due from the Company under a promissory note and unspecified damages under the Massachusetts unfair trade practices statute. Mr. Snider's motion for partial summary judgment on the promissory note counterclaim was denied by the District Court on October 15, 1998.

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

  On January 14, 1999, the Company filed a Current Report on Form 8-K, dated January 4, 1999, in connection with the Asset Purchase Agreement, dated as of January 4, 1999, among K&D MagMotor Corp., a wholly-owned subsidiary of SatCon Technology Corporation, Inductive Components, Inc. ("Inductive"), Lighthouse Software, Inc. ("Lighthouse") and Thomas Glynn, the sole stockholder of Inductive and the majority stockholder of Lighthouse.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            SATCON TECHNOLOGY CORPORATION


Date: August 20, 1999     By: /s/ Michael C. Turmelle
                              -------------------------------------------------
                              Michael C. Turmelle, Vice President,
                              Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)