Form 10-Q/A
period 1999-03-31
SATCON TECHNOLOGY CORP
filed 1999-08-23
CIK 889423

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

================================================================================

                               TABLE OF CONTENTS


                         PART I: FINANCIAL INFORMATION

                                                                                     Page
                                                                                     ----
ITEM 1: FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited)...........................................   1
Consolidated Statements of Operations (Unaudited).................................   2
Consolidated Statements of Cash Flows (Unaudited).................................   3
Notes to Interim Consolidated Financial Statements (Unaudited)....................   4

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.....................................   9

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.............................................................  14

                          PART II:  OTHER INFORMATION

Items No. 1 through 6.............................................................  15

Signature.........................................................................  18

                         SATCON TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                              March 31,          September 30,
                                                                                           ---------------     ----------------
                                                                                                1999                 1998
                                                                                           ---------------     ----------------
                                                                                            (as Restated)
                                                                                           ---------------
                                                              ASSETS
Current assets:
     Cash and cash equivalents..............................................................  $      226,161      $  1,201,610
     Marketable securities..................................................................         381,078           657,431
     Accounts receivable, net of allowance of $100,000 at March 31, 1999 and
       $51,836 at September 30, 1998........................................................       3,102,711         3,347,405
     Unbilled contract costs, net of allowance of $57,611 at March 31, 1999 and
       September 30, 1998...................................................................       2,554,094         1,196,318
     Inventory .............................................................................       4,570,793         3,678,067
     Prepaid expenses and other assets......................................................         357,918           358,308
     Amounts due from related party.........................................................              --           596,453
                                                                                              --------------      ------------
          Total current assets..............................................................      11,192,755        11,035,592
Property and equipment, net.................................................................       2,689,942         2,677,786
Intangibles, net ...........................................................................       3,489,888         2,967,988
Investment in Beacon Power Corporation......................................................              --         1,458,183
Other assets................................................................................          69,363            27,041
                                                                                              --------------      ------------
          Total assets......................................................................  $   17,441,948      $ 18,166,590
                                                                                              ==============      ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit.........................................................................  $    1,521,481      $         --
     Accounts payable.......................................................................       1,455,712         1,447,897
     Accrued payroll and payroll related expenses...........................................         505,580           352,701
     Deferred liabilities...................................................................         237,408           197,930
     Other accrued expenses.................................................................         393,602           385,999
     Current portion of long-term debt......................................................              --           146,594
                                                                                              --------------      ------------
          Total current liabilities.........................................................       4,113,783         2,531,121
Long-term liabilities:
     Long-term debt.........................................................................              --           221,462
                                                                                              --------------      ------------
          Total long-term liabilities.......................................................              --           221,462

Commitments and contingencies...............................................................

Stockholders' equity:
     Preferred stock; $.01 par value, 1,000,000 shares authorized; none issued
       outstanding..........................................................................              --                --
     Common stock, $.01 par value, 20,000,000 shares authorized; 9,161,409 shares
       issued at March 31, 1999 and 9,018,549 shares at September 30, 1998..................          91,614            90,185
     Additional paid-in capital.............................................................      29,213,072        28,377,718
     Shares held in escrow, at market; 42,860 shares at June 30, 1999.......................        (211,621)               --
     Retained earnings/(deficit)............................................................     (15,500,111)      (12,870,440)
     Net unrealized losses on marketable securities, net of tax effect......................         (15,085)          (10,380)
     Treasury stock, at cost; 44,500 shares at March 31, 1999 and 28,300 shares
       at September 30, 1998................................................................        (249,704)         (173,076)
                                                                                              --------------      ------------
          Total stockholders' equity........................................................      13,328,165        15,414,007
                                                                                              --------------      ------------
               Total liabilities and stockholders' equity...................................  $   17,441,948      $ 18,166,590
                                                                                              ==============      ============


  The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                     For the three months ended       For the six months ended
                                                                               March 31,                        March 31,
                                                                         1999             1998            1999             1998
                                                                    ---------------  --------------  --------------- ---------------
                                                                     (as Restated)                    (as Restated)
                                                                    ---------------                  ---------------
Revenue...........................................................     $ 3,662,220      $4,325,548      $ 7,387,319     $ 8,021,167
                                                                       -----------      ----------      -----------     -----------
Cost of revenue...................................................       3,328,861       3,052,082        6,180,596       5,730,867
Selling, general and administrative expenses......................       1,028,748       1,163,303        2,018,328       2,542,295
Research and development expenses.................................          51,717          21,999          152,600         287,030
Amortization......................................................          94,035          82,408          171,793         137,595
                                                                       -----------      ----------      -----------     -----------
Total operating expenses..........................................       4,503,361       4,319,792        8,523,317       8,697,787
                                                                       -----------      ----------      -----------     -----------
Operating income/(loss)...........................................        (841,141)          5,756       (1,135,998)       (676,620)
Loss from Investment in Beacon Power Corporation..................        (424,173)       (969,984)      (1,488,183)       (969,984)
Other income/(loss)...............................................          (9,012)             --           (9,012)             --
Interest income/(expense), net....................................         (16,745)         53,199            3,522         106,363
                                                                       -----------      ----------      -----------     -----------
Net loss..........................................................     $(1,291,071)     $ (911,029)     $(2,629,671)    $(1,540,241)
                                                                       ===========      ==========      ===========     ===========
Provision/(benefit) for income taxes..............................              --              --               --              --
Net loss..........................................................     $(1,291,071)     $ (911,029)     $(2,629,671)    $(1,540,241)
                                                                       ===========      ==========      ===========     ===========
Net loss per weighted average share, basic and diluted............     $     (0.14)     $    (0.10)     $     (0.29)    $     (0.17)
                                                                       ===========      ==========      ===========     ===========
Weighted average number of common shares, basic and diluted.......       9,059,082       8,954,871        9,019,666       8,900,069



   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    For the six months ended
                                                                                            March 31,
                                                                                     1999                 1998
                                                                                 ------------        ------------
                                                                                 (as Restated)
Cash flows from operating activities:
  Net loss ..........................................................          $(2,629,671)          $(1,540,241)
     Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation and amortization................................              467,089               426,414
        Allowance for unbilled contract costs........................                   --                (7,175)
        Allowance for doubtful accounts..............................               48,164                13,487
        Allowance for inventory......................................              491,071                    --
        Loss from Investment in Beacon Power Corp....................            1,488,183               969,984
        Loss on sale of marketable securities........................                9,012                    --
        Non-cash compensation expense related to issuance
           of common stock warrants to non-employees.................               56,362                    --
        Changes in operating assets and liabilities..................
            Accounts receivable......................................               34,420              (794,518)
            Prepaid expenses and other assets........................                  390                73,451
            Unbilled contract costs..................................           (1,357,776)              335,009
            Inventory................................................           (1,413,350)             (661,669)
            Other assets.............................................              554,131               (65,208)
            Accounts payable.........................................               14,115               102,648
            Accrued expenses and payroll.............................              127,789              (329,056)
            Deferred liabilities.....................................               39,478               165,862
                                                                               -----------           -----------
     Total adjustments...............................................              559,078               229,229
                                                                               -----------           -----------
Net cash used in operating activities................................           (2,070,593)           (1,311,012)
                                                                               -----------           -----------

Cash flows from investing activities:
  Sales and maturities of marketable securities......................              262,504               566,883
  Patent and intangible expenditures.................................              (40,167)             (399,753)
  Capital expenditures...............................................             (196,170)             (667,702)
  Acquisitions.......................................................             (245,876)                   --
  Accounts payable to affiliate......................................                   --            (1,676,540)
  Investment in Beacon Power Corporation.............................              (30,000)
                                                                               -----------           -----------
Net cash used in investing activities................................             (249,709)           (2,177,112)
                                                                               -----------           -----------

Cash flows from financing activities:
  Repayment of  borrowings...........................................             (100,000)              (42,842)
  Proceeds from line of credit.......................................            1,521,481                   --
  Proceeds from exercise of stock options............................                   --               581,739
  Proceeds from exercise of warrants.................................                   --             1,221,873
  Purchase of treasury stock.........................................              (76,628)                   --
                                                                               -----------           -----------
Net cash provided by financing activities............................            1,344,853             1,760,770
                                                                               -----------           -----------

Net decrease in cash and cash equivalents............................             (975,449)           (1,727,354)
Cash and cash equivalents at beginning of period.....................            1,201,610             4,256,504
                                                                               -----------           -----------
Cash and cash equivalents at end of period...........................          $   226,161           $ 2,529,150
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

                         SATCON TECHNOLOGY CORPORATION
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note A. Basis of Presentation
-----------------------------

  The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its majority-owned subsidiaries (collectively, the "Company") as of March 31, 1999 and 1998 and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. Operating results for the three-month and six-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

  In May 1999, the Company appointed Arthur Andersen LLP as the Company's independent public accountants. In connection with the finalization of the Company's financial results for the three and nine months ended June 30, 1999, the Company, with the assistance of Arthur Andersen LLP, conducted a review of its accounting policies and assessed the realizability of certain assets. As a result of this effort, the Company has:

  . changed the accounting method for its investment in Beacon Power Corporation from the cost method to the equity method, effective October 23, 1998. See Note B.
  . provided the following additional valuation reserves and adjustments which impact the results through March 31, 1999:


                                              Three months      Six months
                                                 ended            ended
                                               March 31,         March 31,
                                                 1999              1999
                                              ----------------------------
Accounts receivable.........................           --       $   80,000
Unbilled contract costs.....................  $   100,000          100,000
Inventory...................................      700,000          700,000
Warranty reserve............................       12,000           24,000
Sales return reserve........................       22,000           45,000
                                              ----------------------------
                                              $   834,000       $  949,000
                                              ============================


  . written off $196,000 of machinery and equipment, $84,000 of which relates to the first quarter ended December 31, 1998.
  . accrued rent expense of $90,000, which was recorded ratably over the first three quarters of fiscal 1999.
  . recorded the fair market value, $56,000, of a warrant granted to a non-employee in November 1998.

  Based upon this review, the Company concluded that it was necessary to revise its previsously disclosured unaudited results of operations for the three and six months ended March 31, 1999. A summary of the impact of such restatement on the consolidated financial statements for the unaudited three and six months ended March 31, 1999 is as follows:

                         SATCON TECHNOLOGY CORPORATION
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


                                                                          Three Months Ended March 31, 1999
                                                                                     (Unaudited)
                                                                       As Previously              As Restated
                                                                            Reported
     Total operating expenses                                       $      3,761,514        $       4,503,361
     Operating income (loss)                                                  23,039                 (841,141)
     Loss from Investment in Beacon Power Corporation                              -                 (424,173)
     Net Loss                                                                 (2,718)              (1,291,071)
     Net Loss per share, basic and diluted                          $           0.00        $           (0.14)

                                                                             Six Months Ended March 31, 1999
                                                                                       (Unaudited)
                                                                         As Previously             As Restated
                                                                              Reported
Total operating expenses                                            $       7,518,304       $       8,523,317
Operating income (loss)                                                        13,681              (1,135,998)
Loss from Investment in Beacon Power Corporation                             (272,437)             (1,488,183)
Net Loss                                                                     (264,246)             (2,629,671)
Net Loss per share, basic and diluted                               $           (0.03)      $           (0.29)

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

                         SATCON TECHNOLOGY CORPORATION
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


  After consultation with its new independent public accountants, Arthur Andersen LLP, the Company retroactively changed its method of accounting for its investment in Beacon to the equity method, effective October 23, 1998. This change resulted in an additional $1,216,000 loss in the investment in Beacon through March 31, 1999. The effect of this change on the quarterly results for fiscal 1999 is as follows:

                                                                    As Previously Reported     As Restated
                                                                    --------------------------------------
          Equity in the loss of Beacon:
             Quarter ended December 31, 1998...................          $    272,437        $   1,064,010
             Quarter ended March 31, 1999......................                    --              424,173
                                                                    --------------------------------------
             Six months ended March 31, 1999...................          $    272,437        $   1,488,183
                                                                    ======================================


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

  At March 31, 1999, as previously stated, the Company accounted for the $190,191 initial fair market value of the shares issued to Mr. Snider as a prepaid expense with a corresponding increase to stockholders' equity. The Company has (i) reclassified the prepaid expense to stockholders' equity, and
(ii) marked the value of the shares placed in escrow to fair market value at March 31, 1999. As long as the shares remain in escrow, the Company will continue to mark the shares to their fair market value.


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

                         SATCON TECHNOLOGY CORPORATION
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


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


Note C. Income per Share
------------------------

  The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of loss:

                                                                         For the three months ended     For the six months ended
                                                                                   March 31,                     March 31,
                                                                             1999            1998          1999            1998
                                                                        -------------    ------------  ------------    ------------
                                                                        (As Restated)                  (As Restated)
     Net loss........................................................   $ (1,291,071)    $  (911,029)  $  (2,629,671)  $ (1,540,241)
     Basic:
     Common shares outstanding, beginning of period..................      8,978,249       8,918,844       8,990,249      8,769,146
     Weighted average common shares issued during the period.........         83,333          36,027          41,667        130,923
     Weighted average shares repurchased during the period...........         (2,500)             --         (12,250)            --
                                                                        ------------     -----------   -------------   ------------
     Weighted average shares outstanding--basic......................      9,059,082       8,954,871       9,019,666      8,900,069
                                                                        ============     ===========   =============   ============
     Net loss per weighted average share, basic......................   $      (0.14)    $     (0.10)  $       (0.29)  $      (0.17)
                                                                        ============     ===========   =============   ============
     Diluted:
     Weighted average shares outstanding--basic......................      9,059,082       8,954,871       9,019,666      8,900,069
     Weighted average common stock equivalents (a)...................             --              --              --             --
                                                                        ------------     -----------   -------------   ------------
     Weighted average shares outstanding--diluted....................      9,059,082       8,954,871       9,019,666      8,900,069
                                                                        ============     ===========   =============   ============
     Net loss per weighted average share, diluted....................   $      (0.14)    $     (0.10)  $       (0.29)  $      (0.17)
                                                                        ============     ===========   =============   ============

(a)    not included if antidilutive

As of March 31, 1999 and 1998, 1,374,616 and 584,494 options and warrants, respectively, were excluded from the weighted average common shares outstanding as their effect would be anti-dilutive.

                         SATCON TECHNOLOGY CORPORATION
 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)


Note D. Inventory
-----------------

  Inventory consists of the following:

                                             March 31,        September 30,
                                               1999               1998
                                           ------------       -------------
Raw material.............................  $   1,774,375      $   1,783,803
Work-in-process..........................      2,229,949          1,788,241
Finished goods...........................        566,469            106,023
                                           -------------      -------------
                                           $  4,570,7930      $   3,678,067
                                           =============      =============

  During the quarter ended June 30, 1999, the Company performed a review of the inventory valuation methodologies. The Company determined that adjustments totalling approximately $700,000 were required to reduce inventory and increase cost of revenue for the quarter ended March 31, 1999.

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


  The Company's total comprehensive income is as follows:

                                                                     For the three months ended     For the six months ended
                                                                                March 31,                      March 31,
                                                                         1999             1998            1999            1998
                                                                    --------------   ------------    -------------    -------------
                                                                    (As Restated)                    (As Restated)
Net loss.........................................................  $   (1,291,071)   $   (911,029)   $  (2,629,671)   $  (1,540,241)
                                                                   ==============    ============    =============    =============

Other comprehensive income/(loss), net of tax:
     Unrealized gains/(losses) on securities.....................  $          961    $      4,170    $      (4,705)   $       6,136
                                                                   --------------    ------------    -------------    -------------
Other comprehensive income/(loss)................................  $          961    $      4,170    $      (4,705)   $       6,136
                                                                   --------------    ------------    -------------    -------------
Comprehensive loss...............................................  $   (1,290,110)   $   (906,859)   $  (2,634,376)   $  (1,534,105)
                                                                   ==============    ============    =============    =============

Note F.  Subsequent Events
--------------------------

  On April 12, 1999, the Company executed an agreement to purchase substantially all of the assets and assume certain liabilities of HyComp, Inc. ("HyComp"). This agreement was dated as of March 31, 1999 and was by and between HyComp and HyComp Acquisition Corp., a wholly-owned subsidiary of the Company. On April 12, 1999 (the "Closing Date"), the Company completed the acquisition of HyComp. The aggregate consideration paid by the Company for the acquired assets of HyComp consisted of (i) $750,000 in cash; (ii) the assumption of certain liabilities and obligations of HyComp in the amount of approximately $250,000; (iii) transaction costs of $73,000, and (iv) the Company agreed to pay a 5% royalty to HyComp on certain sales for 52 weeks subsequent to the Closing Date.

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

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of revenue for certain items in the Company's Statement of Operations for each period :


                                                                     For the three months           For the six months
                                                                        Ended  March 31,              Ended  March 31,
                                                                -----------------------------------------------------------
                                                                      1999           1998           1999           1998
                                                                -----------------------------------------------------------
Revenue......................................................         100.0%         100.0%         100.0%         100.0%
Cost of revenue..............................................          90.9%          70.6           83.7%          71.4
Selling, general and administrative expenses.................          28.1%          26.9           27.3%          31.7
Research and development expenses............................           1.4%           0.5            2.1%           3.6
Amortization.................................................           2.6%           1.9            2.3%           1.7
Total operating expenses (excluding cost of
   revenue)..................................................          32.1%          29.3           31.7%          37.0
Operating income/(loss)......................................         (23.0)%          0.1          (15.4)%         (8.4)
Loss from Investment in Beacon Power Corporation.............         (11.6)%        (22.4)         (20.1)%        (12.1)
Other income/(loss)..........................................          (0.2)%            -           (0.1)             -
Interest income/(expense), net...............................          (0.5)%          1.2            0.0%           1.3
Net loss before income taxes.................................         (35.3)%        (21.1)%        (35.6)%        (19.2)%
Provision/(benefit) for income taxes.........................           0.0%           0.0%           0.0%           0.0%
Net loss.....................................................         (35.3)%        (21.1)%        (35.6)%        (19.2)%




Three Months Ended March 31, 1999 ("Q2 1999") Compared to the Three Months Ended
--------------------------------------------------------------------------------
March 31, 1998 ("Q2 1998")
--------------------------

     Revenue. The Company's revenue decreased approximately $541,000 or 12.5%, from Q2 1998 to Q2 1999. The decrease is primarily attributable to a reduction in revenue related to research and development contracts.

     Cost of revenue. Cost of revenue increased approximately $277,000 or 9.1%, from Q2 1998 to Q2 1999. During the quarter ended June 30, 1999, the Company performed a review of the inventory valuation methodologies. The Company determined that adjustments totalling approximately $700,000 were required to reduce inventory and increase cost of revenue for the quarter ended March 31, 1999. These increases were partially offset by a decrease in effort on research and development contracts.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased approximately $135,000 or 11.6% from Q2 1998 to Q2 1999. The decrease is primarily the result of a reduction of professional fees and travel due to better management in these expenses.

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

     Loss from Investment in Beacon Power Corporation. After consultation with its new independent public accountants, Arthur Andersen LLP, the Company retroactively changed its method of accounting for its investment in Beacon to the equity method, effective October 23, 1998. This change resulted in an additional $1,216,000 loss in the investment in Beacon thru March 31, 1999. The effect of this change on the quarterly results for fiscal 1999 is as follows:

                                                      As Previously Reported      As Restated
                                                      ---------------------------------------
     Equity in the loss of Beacon:
       Quarter ended December 31, 1998..........             $ 272,437            $ 1,064,010
       Quarter ended March 31, 1999.............                    --                424,173
                                                      ---------------------------------------
       Six months ended March 31, 1999..........             $ 272,437            $ 1,488,183
                                                     ========================================

     In future periods, the Company will continue to record its share of Beacon's losses up to the amount of its actual and committed investment.

Other income/(loss), net. Other income/(loss), net decreased approximately $9,000 from Q2 1998 to Q2 1999. The loss was the result of the sale of a marketable security.

     Interest income/(expense), net. Interest income/(expense), net decreased approximately $70,000 or 131.5% from Q2 1998 to Q2 1999. The decrease is the result of increased borrowings under the Line of Credit to approximately $1,521,000 at March 31, 1999 and the decrease in marketable securities of approximately $1,035,000 or 73.1% from March 31, 1998 to March 31, 1999.

Six Months Ended March 31, 1999 ("Q2 1999 YTD") Compared to the Six Months Ended
--------------------------------------------------------------------------------
March 31, 1998 ("Q2 1998 YTD")
-----------------------------

     Revenue. The Company's revenue decreased approximately $634,000 or 7.9%, from Q2 1998 YTD to Q2 1999 YTD. The decrease is primarily attributable to a reduction in revenue related to research and development contracts. This decrease in revenue was partially offset by increases of sale of manufactured products. The Company began shipping production orders for SatCon's Integrated Suspension and Motor System ("ISAM") during 1999.

     Cost of revenue. Cost of revenue increased approximately $450,000 or 7.8%, from Q2 1998 YTD to Q2 1999 YTD. During the quarter ended June 30, 1999, the Company performed a review of the inventory valuation methodologies. The Company determined that adjustments totalling approximately $700,000 were required to reduce inventory and increase cost of revenue for the quarter ended March 31, 1999. These increases were partially offset by a decrease in effort on research and development contracts.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased approximately $524,000 or 20.6% from Q2 1998 YTD to Q2 1999 YTD. The decrease is primarily the result of the recapitalization of Beacon. During 1997, the Company formed Beacon, a wholly-owned subsidiary, to continue the work of the Company's Energy Systems Division. During a recapitalization of Beacon in December 1997, the Company converted a significant portion of its ownership of Beacon to convertible preferred stock. The Company retained approximately .1% of Beacon's outstanding voting stock. Although the Company owned less than 20% of the outstanding voting stock of Beacon, based on other factors, there was a presumption that the Company had the ability to exercise significant influence, and the equity method was required for the fair presentation subsequent to this recapitalization. The Company's share of losses from Beacon is shown as a single amount in the statement of operations, "Loss from Investment in Beacon Power Corporation." This decrease was partially offset by increases of expenses related to K&D MagMotor and SatCon Film Microelectronics, Inc. ("FMI").

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

     Loss from Investment in Beacon Power Corporation. After consultation with its new independent public accountants, Arthur Andersen LLP, the Company retroactively changed its method of accounting for its investment in Beacon to the equity method, effective October 23, 1998. This change resulted in an additional $1,216,000 loss in the investment in Beacon. The effect of this change on the quarterly results for fiscal 1999 is as follows:

                                                         As Previously Reported           As Restated
                                                         --------------------------------------------
Equity in the loss of Beacon:
  Quarter ended December 31, 1998.................                 $ 272,437              $ 1,064,010
  Quarter ended March 31, 1999....................                        --                  424,173
                                                         --------------------------------------------
  Six months ended March 31, 1999.................                 $ 272,437              $ 1,488,183
                                                         ============================================


In future periods, the Company will continue to record its share of Beacon's losses up to the amount of its actual and committed investment.

     Other income/(loss), net. Other income, net increased approximately $9,000 from Q2 1998 YTD to Q2 1999 YTD. The loss was the result of the sale of a marketable security.

     Interest income/(expense), net. Interest income, net decreased approximately $103,000 or 96.7% from Q2 1998 YTD to Q2 1999 YTD. The decrease is the result of increased borrowings under the Line of Credit to approximately $1,521,000 at March 31, 1999 and the decrease in marketable securities of approximately $1,035,000 or 73.1% from March 31, 1998 to March 31, 1999.

Liquidity and Capital Resources

     The Company's cash and cash equivalents was approximately $226,000 as of March 31, 1999, a decrease of approximately $975,000 from September 30, 1998. Cash used in operating activities was approximately $2,071,000 for Q2 1999, compared to approximately $1,311,000 for Q2 1998. The cash used in operating activities is primarily the result of an increase in inventory related to the introduction of a new line of standard regulators.

     On December 16, 1998, the Company obtained a $2,000,000 discretionary demand line of credit (the "Line of Credit"), bearing interest at the bank's prime rate of interest plus 1 1/2%. Available borrowings are based on a formula of eligible accounts receivable and inventory and will be used for capital expenditures, working capital and general corporate purposes.

     The Company anticipates that its existing cash resources, cash flow from operations and the Line of Credit will be sufficient to fund its operations through at least December 31, 1999, provided that the Company meets its operating plan. To the extent cash flows from operations is insufficient to fund the Company's activities, it may be necessary to raise additional funds through equity or debt financing. The Company's ability to generate cash from operations depends upon, among other things, revenue growth, its credit and payment terms with vendors, the collection of accounts receivable, and the availability of the Line of Credit. If such sources of cash prove insufficient or it is otherwise unable to obtain necessary third party funding through the issuance of debt or equity securities or otherwise, the Company will be required to make changes in its operations, sell assets or otherwise seek protection from its creditors. Any of these actions will likely have a material adverse effect on the Company.

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

                     For the years ended September  30,_

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

Item 3.  Defaults upon Senior Securities:
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:

At the Company's Annual Meeting of Stockholders (the "Annual Meeting") held on March 17, 1999, the Company's stockholders approved the following:

PROPOSAL                                                                                ABSTAIN
BROKER                                    NON-VOTES        FOR              AGAINST     WITHHELD
(1)  To elect the following
Class II Directors:
John P. O'Sullivan                             0           8,398,584              0      323,960

Michael C. Turmelle.                           0           8,394,846              0      327,698

The other directors of the Company, whose terms of office as directors continued after the Annual Meeting are Marshall J. Armstrong, Anthony J. Villiotti,
David B. Eisenhaure and James L. Kirtley, Jr., Ph.D.

(2)  To approve an amendment
to the Company's Certificate
of Incorporation increasing from
15,000,000 to 20,000,000 the
number of authorized shares of
Common Stock.                                  0           8,465,834        201,266       55,444

(3)  To approve the Company's
1998 Stock Incentive Plan.             2,720,795           5,359,339        616,696       25,714

(4)  To ratify the selection of
PricewaterhouseCoopers LLP as
Independent auditors for the fiscal
year ending September 30, 1999.                0           8,684,549         31,096        6,899

Item 5.  Other Information:
Not applicable.

Item 6   Exhibits and Reports on Form 8-K:

(a) Exhibits

10.24 License and Technical Assistance Agreement dated as of June 7, 1999 by and between Delco Remy America, Inc. and the Registrant.

27  Financial Data Schedule

(b) Reports on Form 8-K

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


                                    SATCON TECHNOLOGY CORPORATION


Date:  August 20, 1999       By:    /s/ Michael C. Turmelle
                                    -----------------------------------------
                                    Michael C. Turmelle, Vice President,
                                    Chief Financial Officer, Treasurer and
                                    Secretary
                                    (Principal Financial and Accounting Officer)