Form 10-K
period 1999-09-30
SATCON TECHNOLOGY CORP
filed 1999-12-29
CIK 889423

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                         COMMISSION FILE NUMBER 1-11512

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

                                 Title of Class

                               ----------------

                          COMMON STOCK, $.01 PAR VALUE

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Registrant's Common Stock, $.01 par value per share, held by non-affiliates of the Registrant was $61,487,116, based on the last reported sale price of the Registrant's Common Stock on the Nasdaq National Market as of the close of business on December 15, 1999 ($8.125). There were 11,376,570 shares of Common Stock outstanding as of December 15, 1999.

  DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

  We were organized as a Massachusetts corporation in February 1985 and reincorporated in Delaware in 1992. We design, develop and manufacture intelligent, electro-mechanical products for aerospace, transportation, industrial and utility applications. We also design, develop and manufacture power and energy management products for telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive applications. Our electro-mechanical products are being developed for a wide variety of U.S. government and commercial markets. For the government, our electro-mechanical systems provide for applications ranging from satellite attitude control to high speed drives for shipboard systems. In the transportation segment, we are developing electric and hybrid electric drive components, auxiliary power units and advanced steering, alternator and starter/generator systems. We are working with major equipment producers to develop process equipment drives, high speed and precision machine tools, manipulators and machinery isolation equipment. Our electro-mechanical systems may offer advantages to the utility industry in power generation, energy storage and power quality. In the consumer market, we are developing variable speed motors for refrigeration equipment and other long-life, high-efficiency machinery.

STRATEGY

  It is our strategy to continue to expand development of our technologies for use in commercial business applications and to seek the acquisition of businesses, products, assets and technologies that complement or augment our existing businesses, products, assets and technologies.

DEVELOPMENTS DURING 1999

  During 1999, our technology center made a concentrated effort toward building the power inverter for a fuel cell on-site power generation system. Using new technology, developed with government funding over the last seven years, we are developing new, smaller, high-efficiency, low-cost power inverters. Our power inverters are combined with fuel cell power generation systems, micro-turbines, or solar power generation systems for generating on-site power. Work also continued on the Department of Energy's contract with us to manufacture power electronics for use in hybrid-electric automobiles. With fuel cells and microturbines becoming more affordable, their use as alternative fuel drive trains is gaining interest from several perspectives. Our technology center also received funded research and development contracts for a modular drive for the U.S. Navy, miniature navigation systems, biological contamination detection systems, and a remote surveillance and targeting vehicle for DARPA.

  In January 1999, we acquired Lighthouse Software, Inc., which designs and develops software for the industrial machine tool industry.

  Over the past year, Magmotor, a manufacturer of custom electric motors targeting the factory automation, medical, semiconductor and packaging markets, introduced a new line of brushless DC servomotors for the machine tool industry. Within its first year with this product line, Magmotor was able to expand its customer base with the addition of orders from several machine tool manufacturers. These customers purchased servomotor for inclusion in such machines as Computer Numerical Control (CNC) machining centers, CNC lathes and milling machines and for small part precision turning. Magmotor also completed several delivery orders for its integrated suspension and motor (ISAM) product to Applied Materials. By having the encoder, brake, gearbox, tachometer and connectors that are required for each customer's unique application coupled with the appropriate motor, Magmotor can now provide its customers with an entire drive assembly. They have recently added brush and brushless motor amplifiers to their product line and are building small motors for a major automotive manufacturer to be used in fuel cell cars.

  In January 1999, we acquired Inductive Components, Inc., a value-added supplier selling systems in the machine tool and semi-conductor industry.

  During 1999, FMI, a manufacturer and producer of custom integrated circuits for the communications, industrial, military and aerospace markets, introduced several new products. The first was a package of uplink electronics for satellite telecommunications systems such as mobile telephone repeater stations. The second set of products were a series of power resistors manufactured with aluminum nitride, FMI's solution to eliminating environmentally hazardous beryllium oxide, the substrate commonly used in this past for these products. These resistors are used in several telecommunications products, including cellular telephones. FMI was also chosen to design the thin film circuits for new satellite television/internet system for residential and business use. The system is being manufactured and sold through a major electronics manufacturer that also markets a satellite television service. FMI also developed a new process for manufacturing radio frequency identification cards.

  In April 1999, we acquired Hycomp, Inc., a manufacturer of high performance, high quality multi-chip modules.

  During 1999, Beacon, an affiliate of SatCon, successfully completed the first phase field testing of its flywheel uninterruptible power supply systems for telephone and cable television applications. The systems have successfully operated for over 1,800 continuous hours. In both applications, Beacon's flywheels have maintained the power during loss of utility power with no degredation of service.

COMMERCIALIZATION

  We intend to continue directing our commercialization efforts in the following product areas:

 Power Electronics

  We have developed proprietary high-voltage hybrid modules based on advanced power semiconductor technology at a fraction of the weight of conventional packages. The high-density topology and innovative cooling schemes utilized allow for higher throughput in smaller, lighter weight packages. These electronics support our high-speed drive and flywheel product developments as well as our power inverters for fuel cell, microturbine and other alternative fuel on-site power generation systems..

  We have also developed a new hermetic amplifier product line that is manufactured without the use of hazardous beryllium oxide. In addition to the amplifiers, we are developing a new motor controller line based on the SAT-32 DSP motor control technology that is currently used in the Integrated Suspension and Motor product for semiconductor manufacturing.

 Motors and High Speed Drives

  We design and build high performance motors and drives that capitalize on advances in materials and semiconductor technology to achieve high power density. Through the use of high performance materials and design of the magnetic circuits, we have demonstrated electric motor prototypes that are lightweight and have provided efficiencies in excess of 97 percent. Our motor designs are being evaluated for a wide variety of applications including electric vehicles, shipboard motors and general industrial applications.

 Magnetic Bearings and Suspension Systems

  Improvements in magnetic materials and electronic control systems have led the way to advances in electromagnetic bearings and suspension systems. We have participated in the development of such systems for spacecraft and ground-based systems. Our magnetic bearing systems feature electromagnetic and permanent magnet actuators and advanced digital control systems. These systems have been developed for both commercial and military applications.

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

  We are also developing a high-temperature magnetic bearing for gas turbine engines.

 Flywheel Energy Storage Systems

  By integrating energy storing flywheels made of high strength materials with high power, permanent magnet motor/generators, we have developed electro-mechanical storage systems that we believe have the potential to offer practical solutions for mobile and stationary applications. Beacon's flywheel systems are anticipated to provide extremely high power output and energy storage in compact packages. They may be a long-lasting, lightweight, and an environmentally friendly alternative to conventional batteries. These systems can be used to provide backup for critical industrial processes and machines, as power supplies for satellites and as energy recovery systems for electric and hybrid-electric vehicle drive trains.

  Beacon is completing the commercialization of the 20C1000 cable/telecom flywheel system. Beacon's focus is limited to providing flywheel energy storage products for stationary terrestrial applications. Beacon's 20C1000 cable/telecom flywheel system is being developed to offer an alternative to lead acid batteries as an un-interruptible power supply for the telecommunications industry, including cable television and telephone service providers, which are required to maintain service during power outages.

 Electro-Optic and Sensor Inspection Systems

  We are developing a commercial real-time optical biosensor having extraordinary sensitivity for biological and chemical detection. The effort is focused initially on the detection of microbial pathogens of interest to the food industry. These pathogens include E. Coli 0157:H7 and Salmonella found in meat and poultry, vegetables, fruit, juices and milk. The detection technique is based on a novel technique using ultra-high resolution interferometry measurements and, if successful, will result in the first commercial sensor capable of the detection of small numbers of microbes without the need for initial biological amplification.

MARKETS

  Our objective is to capitalize on our technological developments from our internal and contract research and development projects to become a leading supplier of a new generation of intelligent, electro-mechanical and electro-optic products for aerospace, transportation, industrial, utility and food processing applications. These products, enabled by a revolution in the size, weight and efficiency of machines, are designed to provide competitive advantages in performance.

COMPETITION

  A variety of companies compete in each of the areas in which we are developing and selling products. To date, we have faced only limited competition in providing research services, prototype development and custom and limited quality manufacturing. We expect competition to intensify greatly as commercial applications increase for our products under development. Some of our competitors are well established and have substantial managerial, technical, financial, marketing and product development resources competitive with, and, in some instances, greater than ours. Additional companies, both large and small, are entering the markets in which we compete. There can be no assurance that we will be successful in such a competitive environment.

PATENTS AND PROPRIETARY INFORMATION

  We currently own 23 U.S. patents which expire between 2007 and 2017. We also have 8 patent applications pending with the U.S. patent and trademark office. As a qualifying small business, we have retained commercial ownership rights to proprietary technology developed under various U.S. government contracts and grants, including small business innovation research contracts. Our patent and trade secret rights are of material importance to us and future prospects. No assurance can be given to as to the issuance of additional patents or, if so issued, as to their scope. Patents granted may not provide meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by us, it would be costly for us to pursue our rights in an enforcement action and would divert funds and resources which otherwise could be used in our operations. Furthermore, there can be no assurance that we would be successful in enforcing intellectual property rights or that we may not infringe patent or intellectual of third parties. However, to date, we have not been required to defend our patents or proprietary information against claims by third parties.

  Since we intend to enforce our patent, trademarks and copyrights and protect our trade secrets, we may be involved from time to time in litigation to determine the enforceability, scope and validity of these rights. This litigation could result in substantial costs to us and divert efforts by our management and technical personnel.

  In addition to our patent rights, we also rely on treatment of our technology as trade secrets and upon confidentiality agreements, which our employees are required to sign, assigning to us all patent rights and technical or other information developed by employees during their employment with us. Our employees have also agreed not to disclose any trade secret or confidential information without our prior written consent. Notwithstanding these confidentiality agreements, there can be no assurance that other companies will not acquire information that we consider proprietary.

RESEARCH AND DEVELOPMENT

  Approximately $6,355,000 or 41% of our revenue during the year ended September 30, 1999 was attributable to research and development activities funded by commercial customers and U.S. government agency sponsors. Under the agreements funded by the U.S. Government, the government retains a royalty-free license to use the technology developed for government purposes and we retain exclusive rights to the technology for commercial and industrial applications. The rights to technology developed under contracts funded by commercial customers are negotiated on a case by case basis.

  We expended approximately $726,000, $346,000 and $2,489,000 on internally-funded research and development during our years ended September 30, 1999, 1998 and 1997, respectively. During the year ended September 30, 1999, our most concentrated effort was directed toward building the power inverter for a fuel cell on-site power generation system. We continued our development efforts in the electro-optics and sensor inspection systems. In addition, we successfully tested a new version of our "Powersmart" alternator electronics package for Delco Remy International. Beacon's 20C1000 cable/telecom flywheel system and the introduction of our ISAM product accounted for the majority of the 1998 and 1997 internally-funded costs.

GOVERNMENT REGULATION

  We have entered into contracts, subcontracts and grants with the U.S. government and its agencies which require compliance with applicable U.S. government regulations, including regulations with respect to bidding on proposals and billing practices. In the event that the U.S. government or its agencies conclude that we have not adhered to federal regulations, any contracts to which we are a party could be canceled. We could be prohibited from bidding on future contracts which could materially adversely affect our business. All payments for work performed on contracts with agencies of the U.S. government are subject to adjustment upon audit by the U.S. government defense contract audit agency, the general accounting office and other agencies. We could also be required to disgorge any payments received from U.S. government agencies if we are found to have violated federal regulations.

  The commercialization of our technologies for use in various industries may also be affected by federal and state legislative and regulatory changes affecting such industries.

MANUFACTURING AND SUPPLIERS

  If we are successful in obtaining market penetration of our products, we will be required to deliver large volumes of quality products or components to our customers on a timely basis at reasonable costs. When necessary, we intend to seek to supplement our manufacturing capabilities by establishing relationships with manufacturing organizations to deliver large volumes of our products until such time as we can develop our own manufacturing expertise and capacity. No assurance can be given that we will be able to successfully establish relationships with third party manufacturing organizations or, if such relationships are established, that they will be successful.

  The principal materials and supplies in our products are available from several commercial sources, and we do not depend on any single source for a significant portion of our materials or supplies.

BACKLOG

  Our backlog consists primarily of research and development contracts and orders for multi-chip modules, hybrid and motor products. At September 30, 1999, the backlog was approximately $7,300,000 for work to be performed and products to be shipped during the year ending September 30, 2000 and beyond. Many of our contracts and sales orders may be canceled at any time with limited or no penalty. In addition, contract awards may be subject to funding approval from the U.S. government and commercial entities, which involves political, budgetary and other considerations over which we have no control. Our backlog at September 30, 1998 was approximately $10,000,000.

SIGNIFICANT CUSTOMERS

  Although we have been developing applications of our technology for both commercial and government markets, a large percentage of our revenue is from the U.S. department of defense, department of energy and NASA contracts, subcontracts and grants. The majority of these contracts, subcontacts and grants were awarded through the small business innovation research program. Although we believe that the majority of our revenue in the future will result from commercial applications of our technologies, a significant portion of our business in the next few years will likely continue to involve research and development for the U.S government and its agencies. Consequently, a portion of future revenue may be subject to funding approval from Congress, which involves political, budgetary, and other considerations which we have no control. To date, we have not been adversely affected by reductions in defense spending. We believe that government funding for the areas of our research and development activities will continue without reduction. However, we cannot assure you that this funding will not be reduced in the future. Any reduction could materially adversely affect our business. In addition, many of our U.S. government contracts may be canceled at any time by the U.S. government with limited or no penalty.

EMPLOYEES

  At September 30, 1999, we employed a total of 177 people: 171 on a regular full-time basis, 4 on a regular part-time basis and 2 student interns. In addition, at September 30, 1999, Beacon employed a total of 27 people; 26 on a regular full-time basis and 1 on a regular part-time basis. Some of our employees are affiliated with large universities located in the greater Boston area. Approximately 59 persons are employed in engineering, 81 in manufacturing, 28 in administration and 9 in sales and marketing. None of these employees are represented by a union. We believe that our relations with our employees are satisfactory.

  Our success will depend, in large part, upon our ability to attract, motivate and retain highly qualified scientists and engineers, as well as highly skilled and experiences management and technical personnel. Competition for these personnel is intense, and there can be no assurance that we will be successful in attracting, motivating or retaining key personnel.

ITEM 2. PROPERTIES

  We lease 45,820 square feet of office and laboratory space at 161 First Street, Cambridge, Massachusetts under a primary lease expiring on October 31, 2003, an additional 8,719 square feet of office and laboratory space located at 6245 East Broadway Boulevard, Suite 350, Tucson, Arizona under a primary lease expiring on March 31, 2001 and an additional 1,561 square feet of laboratory space located at 984 Southford Road, Middlebury, Connecticut under a primary lease expiring on February 28, 2000. We also leases approximately 14,757 square feet of manufacturing space at 530 Turnpike Street, North Andover, Massachusetts under a primary lease expiring on July 31, 2002, approximately 17,000 square feet of manufacturing space at 121 Higgins Street, Worcester, Massachusetts under a primary lease expiring on March 31, 2003 and approximately 15,300 square feet of manufacturing space at 165 Cedar Hill Street, Marlborough, Massachusetts under a primary lease expiring on October 31, 2005 .

  Effective November 5, 1997, we entered into an agreement to sub-lease 8,930 square feet at 161 First Street to a third party, and effective July 15, 1998, we entered into an agreement to sub-lease an additional 3,952 square feet at 161 First Street to the same third party.

  Effective February 8, 1999, we entered into an agreement to sub-lease approximately 2,889 square feet at 6245 East Broadway Boulevard, Suite 350, Tucson, Arizona to a third party. Effective July 29, 1999, we entered into an agreement to sub-lease the remaining 5,830 square feet at the Tucson, Arizona location to another third party.

  We believe our facilities are adequate for our current needs and that adequate facilities for expansion, if required, are available.

ITEM 3. LEGAL PROCEEDINGS

  On October 15, 1997, we received a letter from the Department of the Air Force stating that it may terminate for default a contract between the Air Force and us for development of a satellite component, unless perceived performance problems were cured. In the event of an actual default, we could be liable for extra costs incurred by the United States government in developing the component. We have had several discussions with the Air Force in order to resolve the issue. We informed the Air Force contracting officer of our belief that a termination for default is not warranted.

  On December 15, 1997, the Air Force issued a "Show Cause Notice" to us requiring us to demonstrate to the Air Force why the contract should not be terminated "for cause." On December 31, 1997, we responded to the Air Force's "Show Cause Notice, explaining our view that we should not be terminated for cause.

  As a related matter to the Air Force contract issue, on December 15, 1997, we received a subpoena from the United States Attorney for the District of Arizona. The subpoena sought documents relating to USAF Program/Contract No. F290601-96-C-145. On January 30, 1998 and February 4, 1998, we produced the documents responsive to the subpoena. In addition, we have made several of our current and former employees available to interview with officials from the Air Force and the United States Attorney's office. We are currently awaiting the United States Attorney's decision whether to proceed with any further investigation.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the fourth quarter of the year covered by this report through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our common stock is traded on the Nasdaq national market under the trading symbol SATC. As of December 15, 1999 there were approximately 189 stockholders of record.

  For the periods reported below, the following table sets forth the range of high and low bid quotations for the common stock as reported by Nasdaq. Such quotations represent inter-dealer quotations without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions. As of December 15, 1999 the closing price for our common stock, as reported by Nasdaq, was $8.125.

                                                   FISCAL YEAR     FISCAL YEAR
                                                       1999           1998
                                                  -------------- ---------------
                                                       BID             BID
                                                  -------------- ---------------
                                                   HIGH    LOW    HIGH     LOW
                                                  ------- ------ ------- -------
     First Quarter............................... $ 7.500 $5.063 $14.375 $ 8.750
     Second Quarter..............................   5.688  4.750  14.250  10.875
     Third Quarter...............................   9.875  4.563  12.625   8.000
     Fourth Quarter..............................  10.125  7.563   9.188   5.000

DIVIDEND POLICY

  We have not paid dividends to our stockholders since our inception and do not anticipate paying cash dividends in the foreseeable future. We intend to reinvest earnings, if any, in the development and expansion of our business. Declaration of dividends on our common stock or preferred stock will depend upon, among other things, future earnings, our operating and financial condition, our capital requirements and general business conditions.

RECENT SALES OF UNREGISTERED SECURITIES

  On November 11, 1998, we issued to certain individuals, who formerly held warrants issued by us in connection with the our initial public offering in November 1992, warrants to purchase up to 67,125 shares of our common stock at an exercise price of $11.43 per share. These warrants expired on November 11, 1999 unexercised and were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

  On January 4, 1999, we issued 100,000 shares of our common stock to two individuals in connection with the purchase by K&D MagMotor Corp., a wholly owned subsidiary of us, of certain assets and the assumption of certain liabilities of Inductive Components, Inc. and Lighthouse Software, Inc. These shares were issued in reliance upon the exemptions from registration under
Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

  On March 9, 1999, we issued 42,860 shares of our common stock to an escrow agent in connection with a consulting agreement entered into by us and Mr. Albert R. Snider pursuant to which Mr. Snider will perform such consulting, advisory and related services as we may reasonably request from time to time between October 1, 1999 and October 1, 2002. These shares were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

  On April 7, 1999, we issued non-qualified stock options to Continental Capital & Equity Corporation to purchase in consideration of Continental Capital's consulting services rendered to us 50,000 shares of the our common stock at $5.75 per share and 50,000 shares of our common stock at an exercise price of $6.75 per share. As of December 20, 1999, Continental Capital has received 50,000 shares of our common stock at an exercise price of $5.75 per share and 10,000 shares of our common stock at an exercise price of $6.75 per share upon exercise of these options. The remaining options expire on April 7, 2000 and were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

  On August 25, 1999, we issued 8,000 shares of our series A redeemable convertible preferred stock, $0.01 par value per share, to Brown Simpson Strategic Growth Funds for an aggregate price of $8 million. The series A redeemable convertible preferred stock is initially convertible into 1,025,641 shares of our common stock at an initial conversion price of $7.80 per share. Under certain circumstances, we have the option to cause the series A preferred stock to convert into shares of common stock or otherwise be redeemed. At the end of seven years, we must redeem any remaining shares of the series A redeemable convertible preferred stock for cash or, at our option, common stock with a then fair market value equal to the original purchase price of the series A redeemable convertible preferred stock. The obligation at seven years to redeem any remaining shares of the series A redeemable convertible preferred stock accelerates to August 25, 2003 in the event the average bid price of our common stock for the 60 "trading day" period immediately preceding the fourth anniversary is $5.00 per share or less. In connection with the transaction, we also issued to Brown Simpson warrants to purchase up to 675,000 additional shares of common stock at an exercise price of $8.54 per share. These warrants expire on August 25, 2003. The series A preferred stock and these warrants were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

  On August 25, 1999, in connection with the Brown Simpson financing, we issued to H.C. Wainwright & Co., Inc., Matthew Balk and Scott Weisman warrants to purchase up to 18,000, 61,200 and 40,800 shares, respectively, of our common stock at an exercise price of $7.80 per share. These warrants have a call option value of $12.81 per share. These warrants expire on August 25, 2003 and were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

  On October 21, 1999, in connection with our acquisition of Ling Electronics, Inc. and Ling Electronics, Ltd., we issued 770,000 shares of our common stock to Mechanical Technology Incorporated, the parent entity of the two acquired entities. The common stock was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving a public offering.

  On October 21, 1999, in connection with an investment, we issued 370,800 shares of our common stock to Mechanical Technology, Inc. In addition, we issued to Mechanical Technology Incorporated a warrant to purchase 36,000 shares of our common stock at an exercise price of $8.80 per share. This warrant expires on October 21, 2003. In connection with this transaction, we also received a warrant to purchase 36,000 shares of the common stock of Mechanical Technology Incorporated at an exercise price of $37.66 per share and $2,570,000 in cash. This warrant expires on October 21, 2003. Both the common stock and the warrant were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

  On November 16, 1999, we issued 578,761 shares of our common stock to Northrop Grumman Corporation in exchange for certain intellectual property, equipment and other assets which were used by Northop Grumman Corporation in connection with its power electronics products business. In addition, we issued to Northrop Grumman Corporation a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $9.725 per share. This warrant expires on December 31, 2006. Both the common stock and the warrant were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data set forth below for the year ended September 30, 1999 has been derived from our financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data set forth below for the year ended September 30, 1998, 1997, 1996 and 1995 has been derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants. This information should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere in this Annual Report on Form 10-K.

STATEMENT OF OPERATIONS DATA:

                                         FOR THE YEARS ENDED SEPTEMBER 30,
                          -------------------------------------------------------------------
                              1999          1998          1997         1996          1995
                          ------------  ------------  ------------  -----------  ------------
Revenue.................  $ 15,477,881  $ 15,485,923  $ 12,466,335  $ 9,384,588  $ 11,475,427
                          ------------  ------------  ------------  -----------  ------------
Cost of revenue.........    15,339,218    10,991,202    10,071,150    6,394,830     9,493,963
Selling, general and ad-
 ministrative expenses..     8,818,706     4,787,070     6,197,951    5,569,285     2,511,999
Research and development
 expenses...............       726,187       346,161     2,489,207      893,628     1,937,241
Goodwill amortization...       371,087       290,957       120,467          --            --
                          ------------  ------------  ------------  -----------  ------------
  Total operating ex-
   penses...............    25,255,198    16,415,390    18,878,775   12,857,743    13,943,203
                          ------------  ------------  ------------  -----------  ------------
Operating loss..........    (9,777,317)     (929,467)   (6,412,440)  (3,473,155)   (2,467,776)
Loss from investment in
 Beacon Power Corpora-
 tion...................    (2,357,679)   (3,541,817)          --           --            --
Other losses............      (150,464)          --            --           --            --
Interest income.........        42,287       179,861       283,131      465,640       452,368
Interest expenses.......      (115,692)      (10,206)      (13,933)      (1,800)       (1,334)
                          ------------  ------------  ------------  -----------  ------------
Net loss before income
 taxes..................   (12,358,865)   (4,301,629)   (6,143,242)  (3,009,315)   (2,016,742)
Provision/(benefit) for
 income taxes...........           --          3,872           --      (144,479)     (806,697)
                          ------------  ------------  ------------  -----------  ------------
Net loss................  $(12,358,865) $ (4,305,501) $ (6,143,242) $(2,864,836) $ (1,210,045)
                          ------------  ------------  ------------  -----------  ------------
Accretion of redeemable
 preferred stock dis-
 count..................       (50,904)          --            --           --            --
                          ------------  ------------  ------------  -----------  ------------
Net loss attributable to
 common stockholders....  $(12,409,769) $ (4,305,501) $ (6,143,242) $(2,864,836) $ (1,210,045)
                          ============  ============  ============  ===========  ============
Net loss per share,
 basic and diluted......       $ (1.35)       $ (.48)       $ (.77)      $ (.39)       $ (.17)
                          ============  ============  ============  ===========  ============
Weighted average number
 of common shares, basic
 and diluted............     9,176,041     8,956,671     7,959,309    7,285,756     7,079,855
                          ============  ============  ============  ===========  ============

BALANCE SHEET DATA:

                                              AT SEPTEMBER 30,
                         -----------------------------------------------------------
                            1999        1998        1997        1996        1995
                         ----------- ----------- ----------- ----------- -----------
Total assets............ $17,400,374 $18,166,590 $20,709,438 $17,277,517 $19,792,966
Total long term obliga-
 tions, net of current
 portion................ $    63,606 $   239,209 $   322,897         --          --
Total liabilities....... $ 3,060,207 $ 2,752,583 $ 2,630,301 $ 1,178,349 $ 1,040,251
Working capital......... $ 7,844,857 $ 8,501,927 $10,595,294 $11,011,170 $15,615,645
Stockholders' equity.... $ 9,446,055 $15,414,007 $18,079,137 $16,099,168 $18,752,715
Dividends per share.....         --          --          --          --          --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   We were organized as a Massachusetts corporation in February 1985 and reincorporated in Delaware in 1992. We design, develop and manufacture intelligent, electro-mechanical products for aerospace, transportation, industrial and utility applications. We also design, develop and manufacture power and energy management products for telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive applications. Our electro-mechanical products are being developed for a wide variety of U.S. government and commercial markets. For the government, our electro-mechanical systems provide for applications ranging from satellite attitude control to high speed drives for shipboard systems. In the transportation segment, we are developing electric and hybrid electric drive components, auxiliary power units and advanced steering, alternator and starter/generator systems. We are working with major equipment producers to develop process equipment drives, high speed and precision machine tools, manipulators and machinery isolation equipment. Our electro-mechanical systems may offer advantages to the utility industry in power generation, energy storage and power quality. In the consumer market, we are developing variable speed motors for refrigeration equipment and other long-life, high-efficiency machinery.

  It is our strategy to continue to expand development of our technologies for use in commercial business applications and to seek the acquisition of businesses, products, assets and technologies that complement or augment our existing businesses, products, assets and technologies.

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

  This Annual Report on Form 10-K contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Act of 1934. You can identify these forward-looking statement by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates," and similar expressions, whether in the negative or in the affirmative. Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations. Our actual results could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements below (particularly under the heading "Factors Affecting Future Results") that we believe could cause our actual results to differ materially from the forward-looking statements that we make. We do not intend to update information contained in any forward-looking statement we make.

RESULTS OF OPERATIONS

  During 1999, we initiated several actions to advance the development and market introduction of new products, to establish a product manufacturing base capable of supplying key components of our products, and to improve our future profitability. The effects of these actions on our financial performance during 1999 are discussed below.

  The following table sets forth, for the periods indicated, the percentage of revenue for certain items in our Statement of Operations for each period:

                                                              FOR THE YEARS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                            -------------------
                                                            1999   1998   1997
                                                            -----  -----  -----
Revenue.................................................... 100.0% 100.0% 100.0%
Cost of revenue............................................  99.1   71.0   80.8
Selling, general and administrative expenses...............  57.0   30.9   49.7
Research and development expenses..........................   4.7    2.2   20.0
Goodwill amortization......................................   2.4    1.9    1.0
Total operating expenses (excluding cost of revenue).......  64.1   35.0   70.7
Operating loss............................................. (63.2)  (6.0) (51.5)
Loss from investment in Beacon Power Corporation........... (15.2) (22.9)   --
Other losses...............................................  (1.0)   --     --
Interest income............................................   0.3    1.2    2.3
Interest expense...........................................  (0.7)  (0.1)  (0.1)
Net loss before income taxes............................... (79.8) (27.8) (49.3)
Provision for income taxes.................................   --     --     --
Net loss................................................... (79.8) (27.8) (49.3)

 YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1998

  Revenue. Revenue decreased by approximately $8,000 or 0.1% from 1998 to 1999. The decrease is due to a decrease in revenue on research and development contracts of approximately $1,610,000 offset by an increase of revenue from the sale of manufactured products of approximately $1,602,000.

  Cost of revenue. Cost of revenue increased approximately $4,348,000 or 39.6% from 1998 to 1999. The increase is due to the increase of cost of revenue from the sale of manufactured products of approximately $4,037,000 and an increase in cost on research and development contracts of approximately $311,000. The Company determined that approximately $870,000 of additional reserves were required for potentially obsolete and excess inventory at September 30, 1999.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $4,032,000 or 84.2% from 1998 to 1999. The increase is primarily due to compensation expense related to the issuance of stock options and warrants to non-employees with a fair value, as determined by using the Black-Scholes option pricing model, of approximately $2,209,000. We also recorded additional reserves for unbilled contract costs and accounts receivable of approximately $689,000 and $345,000, respectively.

  Research and development expenses. Research and development expenses increased approximately $380,000 or 109.8% from 1998 to 1999. The increase is primarily the result of our effort toward building the power inverter for a fuel cell on-site power generation system. We also continued our development efforts in the electro-optics and sensor inspection systems. In addition, we successfully tested a new and improved version of its "Powersmart" alternator electronics package for Delco Remy International.

  Goodwill amortization. Goodwill amortization increased approximately $80,000 or 27.5% from 1998 to 1999. This was primarily the result of the acquisition of Inductive Components, Inc. and Lighthouse Software, Inc. in January 1999.

  Loss from Investment in Beacon Power Corporation. Loss from investment in Beacon Power Corporation decreased approximately $1,184,000 or 33.4% from 1998 to 1999. Effective October 23, 1998, our share of Beacon's losses was reduced from 100% to 50%. Effective April 1, 1999, our share of Beacon's losses was reduced from 50% to 33%.

  At September 30, 1999, we have accrued losses of approximately $203,000 relating to our share of Beacon losses incurred through September 30, 1999, which we are required to fund pursuant to the terms of a note and warrant purchase agreement. In future periods, we will continue to record our share of Beacon's losses up to the amount of our actual and committed investment. It is anticipated that substantially all of our remaining and committed investment of approximately $131,000 in Beacon will be recorded as a loss during the quarter ending December 31, 1999.

  Other losses. Other losses of approximately $150,000 during 1999 was primarily the result of the sale of marketable securities.

  Interest income. Interest income decreased approximately $138,000 or 76.5% from 1998 to 1999. The decrease is primarily the result of a decrease of interest income associated with marketable securities.

  Interest expense. Interest expense increased approximately $105,000 or 1033.6% from 1998 to 1999. The increase is primarily the result of interest expense associated with advances on the discretionary demand line of credit.

 YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1997

  Revenue. Revenue increased by approximately $3,020,000 or 24.2% from 1997 to 1998. The increase is due to the increase of revenue from the sale of manufactured products offset by a decrease in revenue on research and development contracts. During 1997, we acquired K&D MagMotor Corporation ("MagMotor") and Film Microelectronics, Inc. ("FMI") as wholly-owned subsidiaries which provided for additional revenue of approximately $476,000 and $3,316,000, respectively, for the year ended September 30, 1998. These increases in revenue were partially offset by a decrease in revenue of approximately $232,000 related to research and development contracts.

  Cost of revenue. Cost of revenue increased approximately $920,000 or 9.1% from 1997 to 1998. The increase is primarily due to the addition of cost of revenue associated with MagMotor and FMI of approximately $656,000 and $2,135,000, respectively. These increases in cost of revenue were offset by a decrease in cost of revenue on research and development contracts of approximately $961,000.

  Selling, general and administrative expenses. Selling, general and administrative expenses decreased approximately $1,411,000 or 22.8% from 1997 to 1998. The decrease is the result of consolidating the Tucson Space Division into the Technology Center, the recapitalization of Beacon and the continued management of selling, general and administrative costs. During 1997, we established a reserve of approximately $498,000 for expenses, primarily lease cancellation costs relating to consolidating the Tucson Space Division into the Technology Center. At September 30, 1998, we had a reserve of $100,000, primarily relating to the lease cancellation costs. During 1997, we formed Beacon, a wholly-owned subsidiary, to continue the work of its Energy Systems Division. During a recapitalization of Beacon in December 1997, we converted a significant portion of our ownership of Beacon to convertible preferred stock. We retained approximately 19.9% of Beacon's outstanding voting stock. Although we owned less than 20% of the outstanding voting stock of Beacon, based on other factors, there was a presumption that we had the ability to exercise significant influence, and the equity method was required for the fair presentation subsequent to this recapitalization. Our share of losses from Beacon is shown as a single amount in the statement of operations, "Loss from Investment in Beacon Power Corporation." These decreases were partially offset by increases of approximately $225,000 and $813,000 of expenses related to MagMotor and FMI, respectively.

  Research and development expenses. Internally funded research and development expenses decreased approximately $2,143,000 or 86.1% from 1997 to 1998. During 1997, we recognized certain capitalized product development costs, in the amount of approximately $2,593,000, rather than amortizing these costs over future years' revenue based on the uncertainty of future revenue. These costs related primarily to Beacon's 20C1000 Cable/Telecom Flywheel system development efforts and the ISAM product. This decrease was partially offset by an increase in cost due to the continued development of the flywheel energy storage system incurred by Beacon for the period from October 1, 1997 to December 24, 1997.

  Goodwill amortization. Goodwill amortization increased approximately $170,000 or 141.5% from 1997 to 1998. The increase is the result of a full year of goodwill amortization related to goodwill in connection with the acquisitions of MagMotor and FMI completed in 1997.

  Loss from Investment in Beacon Power Corporation. On May 20, 1997, we formed our subsidiary, Beacon, through a strategic partnership with Duquesne Enterprises, a subsidiary of DQE, Inc., to manufacture and distribute our flywheel energy storage systems. Duquesne Enterprises made an initial investment in us totaling $5,000,000 to fund flywheel product development. Beacon assumed the activities of our Energy Systems Division which was formed in October 1995 to focus on the product development and marketing of flywheel inertial battery systems for such markets as utilities, cable television and telecommunications, where uninterruptible power supplies (UPS) are critical to maintaining services. In December 1997, Beacon obtained equity financing from private investors and we converted a significant portion of our ownership of Beacon to convertible preferred stock. We retained approximately 19.9% of Beacon's outstanding voting stock. On October 23, 1998, Beacon completed a $4,750,000 private placement of equity securities with Perseus Capital L.L.C., Duquesne Enterprises and Micro Generation Technology Fund, L.L.C. Beacon will utilize the proceeds from the private placement toward the completion of the commercialization of the 20C1000 Cable/Telecom Flywheel System. Beacon's focus is limited to providing flywheel energy storage products for stationary terrestrial applications.

  Although we owned less than 20% of the outstanding voting stock of Beacon, based on other factors, there was a presumption that we had the ability to exercise significant influence, and the equity method of accounting for this investment was required for the fair presentation subsequent to this recapitalization. This method of accounting required us to show our share of losses from Beacon as a single amount in the statement of operations, "Loss from Investment in Beacon Power Corporation."

  Interest income. Interest income decreased approximately $103,000 or 36.5% from 1997 to 1998. The decrease is primarily the result of a decrease of interest income associated with marketable securities.

  Interest expense. Interest expense decreased approximately $4,000 or 26.7% from 1997 to 1998. The decrease is primarily the result of a reduction of outstanding debt during the year ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 1999, our cash and cash equivalents were approximately $2,533,000, an increase of approximately $1,331,000 from September 30, 1998. Cash used in operating activities during 1999 was approximately $5,631,000 as compared to cash used in operating activities of approximately $2,383,000 during 1998. This was primarily the result of an increase in operating expenses and inventory related to the introduction of new standard products.

  Cash used in investing activities, for the year ended September 30, 1999, was approximately $1,435,000. This relates primarily to the cash paid for the acquisition of the assets of Inductive Components, Inc., Lighthouse Software, Inc. and certain assets of HyComp of approximately $996,000, patent expenditures of approximately $102,000 and capital expenditures of approximately $220,000.

  In addition, we purchased from Beacon two notes each with a principal amount of $333,333.33 ("Bridge Notes") plus accrued interest due and payable on the earlier of (i) the date of conversion as defined, or (ii) upon the occurrence of an event of default. The notes bears interest at 12 1/2% per annum; provided that if a certain event does not occur within six months such interest rate shall increase effective February 2, 2000 to 15% per annum pursuant to the terms of a note and warrant purchase agreement. Interest on the Bridge Note is payable on the Maturity Date.

  Pursuant to the terms of the note and warrant purchase agreement, we purchased an additional note with a principal amount of $333,333.33 and a warrant to purchase a number of shares of Beacon Class E Preferred Stock on October 19, 1999.

  This cash used by investing activities was partially offset by the proceeds from the sale and maturity of marketable securities of approximately $580,000.

  Cash provided by financing activities as of September 30, 1999, was approximately $8,397,000. During August 1999, we completed an $8 million private placement of 8,000 shares of our series A redeemable convertible preferred stock, $0.01 par value per share, with Brown Simpson Strategic Growth Funds. The series A redeemable convertible preferred stock is initially convertible into 1,025,641 shares of our common stock, $0.01 par value per share, at an initial conversion price of $7.80 per share. The series A redeemable convertible preferred stock is also subject to certain dilution protection for a period of three years. Under certain circumstances, we have the option to cause the series A preferred stock to convert into shares of common stock or otherwise be redeemed. At the end of seven years, we must redeem any remaining shares of the series A redeemable convertible preferred stock for cash or, at our option, common stock with a then fair market value equal to the original purchase price of the series A redeemable convertible preferred stock. The obligation at seven years to redeem any remaining shares of the series A redeemable convertible preferred stock accelerates to the fourth anniversary of the closing in the event the average bid price of our common stock for the 60 "trading day" period immediately preceding the fourth anniversary is $5.00 per share or less. In the event of certain change in control events regarding us or our common stock is delisted, Brown Simpson has the right to cause the series A preferred stock to be redeemed. In connection with the transaction, Brown Simpson also received warrants to purchase up to 675,000 additional shares of common stock at $8.54 per share. The Brown Simpson Warrants expire on August 25, 2003. H.C. Wainwright & Co., Inc. served as placement agent for the transaction and received a commission of $560,000 and warrants to purchase 120,000 shares of our common stock at $7.80 per share. These warrants expire on August 25, 2003. H.C. Wainwright will also receive a future fee in the amount of 4% of any monies received by us upon the exercise of the Brown Simpson Warrants.

  During 1999, we granted options to purchase 755,000 shares of our common stock to consultants at prices ranging from $5.75 to $10.00 per share. As of December 20, 1999, the consultants exercised options to purchase 450,000, 50,000 and 10,000 shares at exercise prices of $7.00, $5.75 and $6.75 per share, respectively. As of September 30, 1999, we received approximately $1,333,000 of cash and the remaining amount due from the shareholder is classified within stockholders' equity as amounts receivable from exercise of stock options.

  We have a $3,000,000 demand discretionary line of credit with a bank. The line of credit bears interest at the bank's prime rate plus 1 1/2% (9 3/4% as of September 30, 1999). Available borrowings are based on a formula of eligible accounts receivable and inventory. During 1999, we borrowed approximately $2,657,000 against the line of credit. At September 30, 1999, there were no amounts outstanding under the line of credit.

  We anticipate that existing cash resources, cash flow from operations, proceeds from exercise of stock options, the availability of our demand discretionary line of credit and the outside funding by Mechanical Technology Incorporated will be sufficient to fund our operations at least through September 30, 2000. Our ability to generate cash from operations depends upon, among other things, revenue growth, our credit and payment terms with vendors, the collection of accounts receivable, and the availability of our demand discretionary line of credit. If such sources of cash prove insufficient or it is otherwise unable to obtain necessary third party funding through the issuance of debt or equity securities or otherwise, we will be required to make changes in its operations, sell assets or otherwise seek protection from its creditors. Any of these actions will likely have a material adverse effect on our business.

  We have currently in effect a stock repurchase program which authorizes us to repurchase up to 5% of our outstanding common stock. Under the repurchase program, we are authorized to purchase shares of our common stock on the open market from time to time, depending on market conditions. To date, 44,500 shares have been purchased by us under the repurchase program.

FACTORS AFFECTING FUTURE RESULTS

  Our future results remain difficult to predict and may be affected by a number of factors which could cause actual results to differ materially from forward-looking statements contained in this Annual Report on Form 10-K and presented elsewhere by management from time to time. These factors include business conditions within the aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive industries and the world economies as a whole, and competitive pressures that may impact research and development spending. Our revenue growth is dependent on technology developments and contract research and development for both the government and commercial sectors and no assurance can be given that such investments will continue or that we can successfully obtain such funds. In addition, our future growth opportunities are dependent on the introduction of new products that must penetrate aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive market segments. No assurance can be given that new products can be developed, or if developed, will be successful; that competitors will not force prices to an unacceptably low level or take market share from the us; or that we can achieve or maintain profits in these markets. Because of these and other factors, past financial performances should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that our stock price frequently experiences significant volatility.

  On October 23, 1998, we granted the purchasers of Beacon class D preferred stock the right to cause us, under circumstances described below, to purchase all of the Beacon's shares issued to those purchasers and, upon exercise of this "put right," we must pay $4,750,000 in our common stock, valued at the average fair value for the fifteen trading days before and after notice of exercise of the put right. The put right is exercisable within sixty days of the second, third, forth and fifth anniversary of the closing date of the transaction, upon certain events of bankruptcy of Beacon and upon the occurrence of certain going private transactions involving us. If the put right were to be exercised, we would most likely recognize a loss equal to the value of our common stock issued upon exercise of the put right.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 (SFAS No. 137), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. We will adopt SFAS No. 133 beginning in the first quarter of the fiscal year ending September 30, 2001.

  Adoption of SFAS No. 133 is not expected to have a material impact to our consolidated financial position, results of operations or cash flows.

EFFECTS OF INFLATION

  We believe that inflation and changing prices over the past three years have not had a significant impact on our net revenue or on income from continuing operations.

EFFECTS OF YEAR 2000

  We have assessed our software systems and internal operations. We believe that we have resolved all potential Year 2000 issues and problems and, to the best of our knowledge, our systems are Year 2000 compliant. However, if our systems do not operate properly with respect to date calculations involving the Year 2000 and subsequent dates, we could incur unanticipated expenses to remedy any problems, which could seriously harm our business. We may also experience reduced sales of our products as current or potential customers reduce their budgets due to increased expenditures on their own Year 2000 compliance efforts.

  Additionally, we rely on information technology supplied by third parties and our other business partners, including third-party distributors and consultants, who are also heavily dependent on information technology systems and on their own and third-party vendor systems. Year 2000 problems experienced by us or any of these third parties could materially adversely affect our business. Prior versions of our products may contain technology from third parties that is not Year 2000 compliant.

  Given the pervasive nature of the Year 2000 problem, we cannot guarantee that disruptions in other industries and market segments will not adversely affect our business. Moreover, our costs related to Year 2000 compliance, which thus far have not been material, could ultimately be significant. In the event that we experience unforeseen disruptions as a result of the Year 2000 problem, our business could be seriously affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

  We maintain an investment portfolio consisting of debt securities of various issuers, types and maturities. These securities are classified as available for sale, and consequently are recorded on the balance sheet at market value, with the unrealized gain or loss recorded through the equity section. These instruments are not leveraged, and are not held for purposes of trading.

  The following table summarizes derivative financial instruments included in marketable securities held by us at September 30, 1998, which are sensitive to changes in interest rates:

                            FOR THE YEARS ENDED
                               SEPTEMBER 30,
                          ----------------------------
                                                                    TOTAL    TOTAL
                                                                     FACE     FAIR
DESCRIPTION               1999  2000  2001  2002  2003  THEREAFTER  VALUE    VALUE
-----------               ----  ----  ----  ----  ----  ---------- -------- --------
Floater..................                                $350,000  $350,000 $325,500
  Average Interest Rate.. 5.7%  5.7%  5.7%  5.7%  5.7%        5.7%
CMO......................                                $ 70,614  $ 70,614 $ 73,492
  Average Interest Rate.. 5.4%  5.4%  5.4%  5.4%  5.4%        5.4%
Structured Notes.........                                $250,000  $250,000 $258,439
  Average Interest Rate.. 6.0%  6.0%  6.0%  6.0%  6.0%        6.0%

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants..................................  19
Consolidated Financial Statements:
  Consolidated Balance Sheets as of September 30, 1999 and 1998...........  21
  Consolidated Statements of Operations for the Years Ended September 30,
   1999, 1998, and
   1997...................................................................  22
  Consolidated Statements of Changes in Stockholders' Equity for the Years
   Ended September 30, 1999, 1998, and 1997...............................  23
  Consolidated Statements of Cash Flows for the Years Ended September 30,
   1999, 1998, and 1997...................................................  24
  Notes to Consolidated Financial Statements..............................  25
  Schedule II; Valuation and Qualifying Accounts for the Years Ended Sep-
   tember 30, 1999, 1998, and 1997........................................  47

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
SatCon Technology Corporation:

  We have audited the accompanying consolidated balance sheet of SatCon Technology Corporation and its subsidiaries (a Delaware corporation) as of September 30, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SatCon Technology Corporation and its subsidiaries as of September 30, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Boston, Massachusetts
December 27, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of SatCon Technology Corporation:

  In our opinion, the consolidated balance sheet as of September 30, 1998 and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows for each of the two years in the period ended September 30, 1998 present fairly, in all material respects, the financial position, results of operations and cash flows of SatCon Technology Corporation and its subsidiaries at September 30, 1998 and for each of the two years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule for the years ended September 30, 1998 and 1997 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of SatCon Technology Corporation for any period subsequent to September 30, 1998.

                                          PricewaterhouseCoopers LLP

Boston, Massachusetts
December 17, 1998

                         SATCON TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30,  SEPTEMBER 30,
                                                         1999           1998
                                                     -------------  -------------
                      ASSETS
Current assets:
 Cash and cash equivalents.........................  $  2,533,072   $  1,201,610
 Marketable securities.............................           --         657,431
 Accounts receivable, net of allowance of $386,686
  and $51,836 at September 30, 1999
  and 1998, respectively...........................     2,799,143      3,347,405
 Unbilled contract costs and fees, net of allow-
  ance of $746,121 and $57,611 at September 30,
  1999
  and 1998, respectively...........................     1,462,201      1,196,318
 Inventory.........................................     3,697,972      3,678,067
 Prepaid expenses and other current assets.........       346,653        338,017
 Amounts due from related party....................         2,417        596,453
                                                     ------------   ------------
   Total current assets............................    10,841,458     11,015,301
Property and equipment, net........................     3,260,632      2,677,786
Intangibles, net...................................     3,194,609      2,967,988
Investment in Beacon Power Corporation.............           --       1,458,183
Other long-term assets.............................       103,675         47,332
                                                     ------------   ------------
     Total assets..................................  $ 17,400,374   $ 18,166,590
                                                     ============   ============
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
              AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..................................  $  1,563,605   $  1,447,897
 Accrued payroll and payroll related expenses......       479,888        352,701
 Deferred revenue..................................       113,179        197,930
 Accrued losses from investment in Beacon Power
  Corporation......................................       202,829            --
 Other accrued expenses............................       620,874        368,252
 Current portion of long-term debt.................        16,226        146,594
                                                     ------------   ------------
   Total current liabilities.......................     2,996,601      2,513,374
Long-term liabilities:
 Long-term debt, net of current portion............        33,871        221,462
 Other long-term liabilities.......................        29,735         17,747
                                                     ------------   ------------
   Total long-term liabilities.....................        63,606        239,209
Commitments and contingencies (Note I)
Redeemable convertible preferred stock.............     4,894,112            --
Stockholders' equity:
 Preferred stock; $.01 par value, 1,000,000 shares
  authorized; 8,000 shares series A redeemable
  convertible preferred stock issued and outstand-
  ing at September 30, 1999 and none issued and
  outstanding at September 30, 1998................           --             --
 Common stock, $.01 par value, 20,000,000 shares
  authorized; 9,617,009 and
  9,018,549 shares issued at September 30, 1999
  and 1998, respectively...........................        96,170         90,185
 Additional paid-in capital........................    37,074,161     28,377,718
 Common stock held in escrow, at market value;
  42,860 and 0 shares at September 30, 1999
  and 1998, respectively...........................      (428,600)           --
 Amounts receivable from exercise of stock op-
  tions............................................    (1,816,667)           --
 Accumulated deficit...............................   (25,229,305)   (12,870,440)
 Net unrealized losses on marketable securities,
  net of tax effect................................           --         (10,380)
 Treasury stock, at cost; 44,500 and 28,300 shares
  at September 30, 1999 and 1998, respectively.....      (249,704)      (173,076)
                                                     ------------   ------------
   Total stockholders' equity......................     9,446,055     15,414,007
                                                     ------------   ------------
     Total liabilities, redeemable convertible pre-
      ferred stock and stockholders' equity........  $ 17,400,374   $ 18,166,590
                                                     ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED SEPTEMBER 30,
                                         --------------------------------------
                                             1999         1998         1997
                                         ------------  -----------  -----------
Revenue................................  $ 15,477,881  $15,485,923  $12,466,335
                                         ------------  -----------  -----------
Cost of revenue........................    15,339,218   10,991,202   10,071,150
Selling, general and administrative ex-
 penses................................     8,818,706    4,787,070    6,197,951
Research and development expenses......       726,187      346,161    2,489,207
Goodwill amortization..................       371,087      290,957      120,467
                                         ------------  -----------  -----------
Total operating expenses...............    25,255,198   16,415,390   18,878,775
                                         ------------  -----------  -----------
Operating loss.........................    (9,777,317)    (929,467)  (6,412,440)
Loss from investment in Beacon Power
 Corporation...........................    (2,357,679)  (3,541,817)         --
Other losses...........................      (150,464)         --           --
Interest income........................        42,287      179,861      283,131
Interest expense.......................      (115,692)     (10,206)     (13,933)
                                         ------------  -----------  -----------
Net loss before income taxes...........   (12,358,865)  (4,301,629)  (6,143,242)
Provision for income taxes.............           --         3,872          --
                                         ------------  -----------  -----------
Net loss...............................   (12,358,865)  (4,305,501)  (6,143,242)
                                         ------------  -----------  -----------
Accretion of redeemable convertible
 preferred stock discount..............       (50,904)         --           --
                                         ------------  -----------  -----------
Net loss attributable to common stock-
 holders...............................  $(12,409,769) $(4,305,501) $(6,143,242)
                                         ============  ===========  ===========
Net loss per share, basic and diluted..  $      (1.35) $      (.48) $      (.77)
                                         ============  ===========  ===========
Weighted average number of common
 shares, basic and diluted.............     9,176,041    8,956,671    7,959,309
                                         ============  ===========  ===========



   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                           CONSOLIDATED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                                     AMOUNTS
                                                 COMMON            RECEIVABLE                    NET
                                                 SHARES  COMMON       FROM                    UNREALIZED
                                    ADDITIONAL    HELD    STOCK    EXERCISE OF                 LOSS ON
                   COMMON   COMMON    PAID-IN      IN    HELD IN      STOCK     ACCUMULATED   MARKETABLE TREASURY TREASURY
                   SHARES    STOCK    CAPITAL    ESCROW  ESCROW      OPTIONS      DEFICIT     SECURITIES  SHARES    STOCK
                  --------- ------- -----------  ------ ---------  -----------  ------------  ---------- -------- ---------
Balance,
 September 30,
 1996...........  7,359,074 $73,591 $18,487,209     --        --           --   $ (2,421,697)  $(39,935)     --         --
Net loss........        --      --          --      --        --           --     (6,143,242)       --       --         --
Exercise of
 stock options..    161,934   1,619     408,390     --        --           --            --         --       --         --
Change in net
 unrealized
 losses on
 marketable
 securities.....        --      --          --      --        --           --            --      19,720      --         --
Stock issued in
 acquisition....    450,000   4,500   2,871,750     --        --           --            --         --       --         --
Securities
 purchase
 agreement......    798,138   7,981   4,809,251     --        --           --            --         --       --         --
                  --------- ------- -----------  ------ ---------  -----------  ------------   --------   ------  ---------
Balance,
 September 30,
 1997...........  8,769,146 $87,691 $26,576,600     --        --           --   $ (8,564,939)  $(20,215)     --         --
Net loss........        --      --          --      --        --           --     (4,305,501)       --       --         --
Exercise of
 stock options..    100,266   1,003     580,736     --        --           --            --         --       --         --
Exercise of
 warrants.......    149,137   1,491   1,220,382     --        --           --            --         --       --         --
Treasury stock
 purchased......        --      --          --      --        --           --            --         --    28,300  $(173,076)
Change in net
 unrealized
 losses on
 marketable
 securities.....        --      --          --      --        --           --            --       9,835      --         --
                  --------- ------- -----------  ------ ---------  -----------  ------------   --------   ------  ---------
Balance,
 September 30,
 1998...........  9,018,549 $90,185 $28,377,718     --        --           --   $(12,870,440)  $(10,380)  28,300  $(173,076)
Net loss........        --      --          --      --        --           --    (12,358,865)       --       --         --
Exercise of
 stock options..    455,600   4,556   3,173,445     --        --    (1,816,667)          --         --       --         --
Treasury stock
 purchased......        --      --          --      --        --           --            --         --    16,200    (76,628)
Common stock
 issued in
 acquisitions...    100,000   1,000     567,800     --        --           --            --         --       --         --
Common stock
 issued in
 connection with
 settlement
 agreement which
 is held in
 escrow.........     42,860     429     189,762  42,860  (190,191)         --            --         --       --         --
Compensation
 expense related
 to stock
 options and
 warrants issued
 to non-
 employees......        --      --    2,208,639     --        --           --            --         --       --         --
Valuation
 adjustment
 for common
 stock held in
 escrow.........        --      --      238,409     --   (238,409)         --            --         --       --         --
Warrants issued
 in connection
 with the sale
 of redeemable
 preferred
 stock..........        --      --    2,369,292     --        --           --            --         --       --         --
Change in net
 unrealized
 losses on
 marketable
 securities.....        --      --          --      --        --           --            --      10,380      --         --
Accretion of
 redeemable
 convertible
 preferred stock
 discount.......        --      --      (50,904)    --        --           --            --         --       --         --
                  --------- ------- -----------  ------ ---------  -----------  ------------   --------   ------  ---------
Balance,
 September 30,
 1999...........  9,617,009 $96,170 $37,074,161  42,860 $(428,600) $(1,816,667) $(25,229,305)       --    44,500  $(249,704)
                  ========= ======= ===========  ====== =========  ===========  ============   ========   ======  =========
                      TOTAL
                  STOCKHOLDERS'
                     EQUITY
                  -------------
Balance,
 September 30,
 1996...........   $16,099,168
Net loss........    (6,143,242)
Exercise of
 stock options..       410,009
Change in net
 unrealized
 losses on
 marketable
 securities.....        19,720
Stock issued in
 acquisition....     2,876,250
Securities
 purchase
 agreement......     4,817,232
                  -------------
Balance,
 September 30,
 1997...........   $18,079,137
Net loss........    (4,305,501)
Exercise of
 stock options..       581,739
Exercise of
 warrants.......     1,221,873
Treasury stock
 purchased......      (173,076)
Change in net
 unrealized
 losses on
 marketable
 securities.....         9,835
                  -------------
Balance,
 September 30,
 1998...........   $15,414,007
Net loss........   (12,358,865)
Exercise of
 stock options..     1,361,334
Treasury stock
 purchased......       (76,628)
Common stock
 issued in
 acquisitions...       568,800
Common stock
 issued in
 connection with
 settlement
 agreement which
 is held in
 escrow.........           --
Compensation
 expense related
 to stock
 options and
 warrants issued
 to non-
 employees......     2,208,639
Valuation
 adjustment
 for common
 stock held in
 escrow.........           --
Warrants issued
 in connection
 with the sale
 of redeemable
 preferred
 stock..........     2,369,292
Change in net
 unrealized
 losses on
 marketable
 securities.....        10,380
Accretion of
 redeemable
 convertible
 preferred stock
 discount.......       (50,904)
                  -------------
Balance,
 September 30,
 1999...........   $ 9,446,055
                  =============

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         FOR THE YEARS ENDED SEPTEMBER 30,
                                        --------------------------------------
                                            1999         1998         1997
                                        ------------  -----------  -----------
Cash flows from operating activities:
  Net loss............................. $(12,358,865) $(4,305,501) $(6,143,242)
    Adjustments to reconcile net loss
     to net cash used in operating
     activities:
      Depreciation and amortization....    1,013,037      676,240      969,010
      Allowance for unbilled contract
       costs and fees..................      688,510      (19,065)     697,968
      Allowance for doubtful accounts..      334,850      (94,424)      28,324
      Allowance for inventory..........      870,021     (549,765)     758,541
      Loss from investment in Beacon
       Power Corporation...............    2,357,679    3,541,817          --
      Loss on sale of marketable secu-
       rities..........................       87,535          --           --
      Write-off impaired assets........      255,544       50,104    2,593,558
      Compensation expense related to
       issuance of stock options and
       warrants to non-employees.......    2,208,639          --           --
      Changes in operating assets and
       liabilities, net of effects of
       acquisitions:
        Accounts receivable............       89,858     (318,859)     535,797
        Prepaid expenses and other as-
         sets..........................       31,455      (11,860)      62,174
        Unbilled contract costs and
         fees..........................     (954,393)     532,573     (749,462)
        Inventory......................     (601,120)  (1,567,607)  (1,161,843)
        Other assets...................      517,402     (607,245)     212,339
        Accounts payable...............           72      597,689     (385,868)
        Accrued costs for consolidation
         of facilities.................          --      (398,000)     498,000
        Accrued expenses and payroll...      (98,163)      83,714   (1,396,970)
        Other liabilities..............      (72,763)       6,802          --
                                        ------------  -----------  -----------
    Total adjustments..................    6,728,163    1,922,114    2,661,568
                                        ------------  -----------  -----------
Net cash used in operating activities..   (5,630,702)  (2,383,387)  (3,481,674)
                                        ------------  -----------  -----------
Cash flows from investing activities:
  Purchases of marketable securities...          --           --      (600,000)
  Sales and maturities of marketable
   securities..........................      580,144    1,340,609    2,079,064
  Patent and intangible expenditures...     (102,227)    (522,483)    (150,534)
  Deferred financing fees..............          --           --        56,313
  Capital expenditures.................     (220,416)  (1,021,478)  (2,496,726)
  Acquisitions, net of cash acquired...     (995,876)         --      (112,986)
  Investment in Beacon Power Corpora-
   tion................................     (696,667)  (2,058,066)         --
                                        ------------  -----------  -----------
Net cash used in investing activities..   (1,435,042)  (2,261,418)  (1,224,869)
                                        ------------  -----------  -----------
Cash flows from financing activities:
  Repayment of borrowings..............     (100,000)     (40,625)     (35,119)
  Borrowings under line of credit......    2,657,234          --           --
  Repayment of borrowings under line of
   credit..............................   (2,657,234)         --           --
  Proceeds from exercise of stock op-
   tions...............................    1,361,334      581,739      410,009
  Proceeds from exercise of warrants...          --     1,221,873          --
  Proceeds from issuance of common
   stock...............................          --           --     4,817,232
  Proceeds from issuance of redeemable
   convertible preferred stock.........    7,212,500          --           --
  Purchase of treasury stock...........      (76,628)    (173,076)         --
                                        ------------  -----------  -----------
Net cash provided by financing activi-
 ties..................................    8,397,206    1,589,911    5,192,122
                                        ------------  -----------  -----------
Net increase/(decrease) in cash and
 cash equivalents......................    1,331,462   (3,054,894)     485,579
Cash and cash equivalents at beginning
 of year...............................    1,201,610    4,256,504    3,770,925
                                        ------------  -----------  -----------
Cash and cash equivalents at end of
 year.................................. $  2,533,072  $ 1,201,610  $ 4,256,504
                                        ============  ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  SatCon Technology Corporation (the "Company" or "SatCon") was organized as a Massachusetts corporation in February 1985 and reincorporated in Delaware in 1992. SatCon designs, develops and manufactures intelligent, electro-mechanical products for aerospace, transportation, industrial and utility applications. SatCon also designs, develops and manufactures power and energy management products for telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive applications. The Company's electro-mechanical products are being developed for a wide variety of U.S. government and commercial markets. For the government, the electro-mechanical systems provide for applications ranging from satellite attitude control to high-speed drives for shipboard systems. In the transportation segment, SatCon is developing electric and hybrid electric drive components, auxiliary power units and advanced steering, alternator and starter/generator systems. The Company is working with major equipment producers to develop process equipment drives, high speed and precision machine tools, manipulators and machinery isolation equipment. The Company's electro-mechanical systems may offer advantages to the utility industry in power generation, energy storage and power quality. In the consumer market, SatCon is developing variable speed motors for refrigeration equipment and other long-life, high-efficiency machinery.

 Basis of Consolidation

  The consolidated financial statements include the accounts of SatCon and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

 Revenue Recognition

  The Company performs research under cost-type, fixed-price, and time-and-material contracts and sells product prototypes. On fixed-price contracts, revenue is recognized on the percentage-of-completion method based on the proportion of costs incurred to total estimated costs for each contract. Revenue recognized in excess of amounts billed are classified in current assets as unbilled contract costs. Certain contracts contain provisions for performance incentives. Such incentives are included in revenue when realization is assured. If a current contract estimate indicates a loss, a provision is made for the total anticipated loss. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. Revenue on time and material contracts is recognized as services are provided.

  The Company also designs and manufactures standard products such as multi-chip modules and hybrids, custom electric motors, and integrated suspension and motor systems. Revenue from product sales is recognized upon shipment. The Company provides for warranty reserves at the time product is shipped.

 Cash and Cash Equivalents

  Cash and cash equivalents include demand deposits and highly liquid investments with a maturity of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value.

 Marketable Securities

   The Company accounts for marketable securities in accordance with the Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                         SATCON TECHNOLOGY CORPORATION

  Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale.

  Securities available for sale are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax effect, reported in a separate component of stockholders' equity, except for unrealized losses determined to be permanent in nature. Such unrealized losses are included in the determination of net income in the period in which management determines the decline to be permanent. The Company is not actively involved in the purchase and sale of investments classified as trading. At September 30, 1999 and 1998, the Company had no investments that qualified as trading or held to maturity.

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

 Inventory

  Inventories are stated at the lower of cost or market and costs are determined based on the first-in, first-out method of accounting and include material, labor and manufacturing overhead costs.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the asset's estimated useful life. The estimated useful lives of property and equipment are as follows:

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

 Long-Lived Assets

   The Company periodically evaluates the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the occurrence of a certain event or change in circumstances or at each balance sheet date, the Company evaluates the potential impairment of an asset based on future undiscounted cash flows. In the event that impairment exists, the Company will measure the amount of such impairment based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Factors that management

                         SATCON TECHNOLOGY CORPORATION
considers in performing this assessment include current operating results, trends and prospects and, in addition, demand, competition and other economic factors. At September 30, 1999 and 1998, the Company determined that there had been no impairment of its long-lived assets, except as in Note E.

  Intangibles, which consist primarily of patents and trademarks, goodwill and a non-compete agreement, are amortized on a straight-line basis over periods ranging from 5 to 15 years. At September 30, 1999 and 1998, accumulated amortization of intangibles amounted to $831,922 and $442,237, respectively.

 Deferred Revenue

  Deferred revenue consists of payments received from customers in advance of services performed or product shipped.

 Treasury Stock

  The Company is authorized to repurchase up to 5% of the Company's outstanding shares of common stock through July 2000. Under the repurchase program, the Company plans to purchase shares of the Company's outstanding common stock on the open market from time-to-time, depending on market conditions.

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

 Income Taxes

  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which is the asset and liability method for accounting and reporting for income taxes. Under SFAS No. 109, deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the basis of assets and liabilities using statutory rates. In addition, SFAS No. 109 requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

 Stock-based Compensation

  The Company recognizes stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires that companies recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or, for grants to employees, provide pro forma disclosure of net income and earnings per share in the notes to the financial statements using the fair value method.

                         SATCON TECHNOLOGY CORPORATION

 Net Loss per Basic and Diluted Common Share

  The Company reports net loss per basic and diluted common share in accordance with SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

 Concentration of Credit Risk

  Financial instruments that subject the Company to concentrations of credit risk consist principally of cash equivalents, investments in marketable securities, trade accounts receivable, unbilled contract costs and amounts receivable from exercise of stock options.

  The Company's trade accounts receivable and unbilled contract costs and fees are primarily from sales to U.S. government agencies and several commercial customers. The Company does not require collateral and has not historically experienced significant credit losses related to receivables or unbilled contract costs and fees from individual customers or groups of customers in any particular industry or geographic area.

  The Company deposits its cash and invests in short-term investments and marketable securities primarily through two regional commercial banks and an investment company. Credit exposure to any one entity is limited by company policy.

 Research and Development Costs

  The Company expenses research and development costs as incurred.

 Comprehensive Loss

  Comprehensive loss includes net loss, as well as other changes in stockholders' equity, except stockholders' investments and distributions.

 Fair Value of Financial Instruments

  The Company's financial instruments consist of cash and cash equivalents, accounts receivable, unbilled contract costs and fees, accounts payable, debt instruments and amounts receivable from exercise of stock options. The book value of such financial instruments approximate their respective fair values due to their short-term maturities.

 Reclassifications

  Certain prior year balances have been reclassified to conform to current year presentations.

 Effect of Recent Accounting Pronouncements

  In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133,"

                         SATCON TECHNOLOGY CORPORATION
which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The Company will adopt SFAS No. 133 beginning in the first quarter of the fiscal year ending September 30, 2001.

  Adoption of SFAS No. 133 is not expected to have a material impact to the Company's consolidated financial position, results of operations or cash flows.

B. MARKETABLE SECURITIES

  At September 30, 1998, marketable securities have been categorized as available for sale, and as a result, are stated at fair value.

  As of September 30, 1998, marketable securities consisted of the following:

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
                                       ========  ========   =======    ========

  The change in net unrealized losses during 1999, 1998 and 1997 were $10,380, $23,312, and $32,866, respectively, and are included in the balance sheet in a separate component of stockholders' equity, net of tax effect.

  Proceeds from sales and maturities of marketable securities during 1999, 1998 and 1997 were $580,144, $1,340,609, and $2,079,064, respectively. Gross realized losses from the sale of securities classified as available for sale during 1999, 1998 and 1997 were $87,535, $0, and $0, respectively.

C. UNBILLED CONTRACT COSTS AND FEES

  Unbilled contract costs and fees represent revenue recognized in excess of amounts billed due to contractual provisions. These amounts included retained fee and unliquidated costs totaling $282,746 and $363,087 at September 30, 1999 and 1998, respectively.

D. INVENTORY

  Inventory consisted of the following:

                                                               SEPTEMBER 30,
                                                           ---------------------
                                                              1999       1998
                                                           ---------- ----------
     Raw material......................................... $1,139,064 $1,783,803
     Work-in-process......................................  2,199,199  1,788,241
     Finished goods.......................................    359,709    106,023
                                                           ---------- ----------
                                                           $3,697,972 $3,678,067
                                                           ========== ==========

                         SATCON TECHNOLOGY CORPORATION

E. PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following:

                                                               SEPTEMBER 30,
                                                           ---------------------
                                                              1999       1998
                                                           ---------- ----------
     Machinery and equipment.............................. $4,505,287 $3,391,758
     Sales and demonstration equipment....................        --      19,052
     Furniture and fixtures...............................    280,769    265,173
     Computer software....................................    621,583    556,876
     Leasehold improvements...............................    648,734    626,216
                                                           ---------- ----------
                                                            6,056,373  4,859,075
     Less accumulated depreciation and amortization.......  2,795,741  2,181,289
                                                           ---------- ----------
                                                           $3,260,632 $2,677,786
                                                           ========== ==========

  Depreciation expense for the years ended September 30, 1999, 1998, and 1997 was $633,964, $540,213, and $736,924, respectively.

  As of September 30, 1999, there was $19,903 and $29,910 of capital leases that were included in machinery and equipment and computer software, respectively. As of September 30, 1998, there was no equipment under capital lease.

  During 1999 and 1997, the Company determined that certain of its machinery and equipment totaling $105,544 and $2,593,558, respectively, was impaired based on a change in the needs of its customers and such assets were written-off during 1999 and 1997, respectively.

F. INVESTMENT IN BEACON POWER CORPORATION

  On May 28, 1997, SatCon Technology Corporation entered into a Securities Purchase Agreement (the "Agreement"), dated as of May 28, 1997, by and among the Company, Beacon Power Corporation ("Beacon"), a new wholly-owned subsidiary of the Company, and Duquesne Enterprises ("Duquesne"). Pursuant to the terms of the Agreement, Duquesne purchased from the Company and the Company issued, sold and delivered to Duquesne 798,138 shares (the "Shares") of the Company's Common Stock. The aggregate consideration received by the Company was $5,000,000. In exchange for certain fixed assets and a capital contribution, the Company received all of the capital stock of Beacon, consisting of 3,000,000 shares of Beacon's Common Stock and 1,000,000 shares of Beacon's preferred stock, par value $.01 per share. Duquesne also entered into agreements pursuant to which it will act as exclusive distributor of Beacon's products, subject to certain exceptions, in seven Mid-Atlantic States and the District of Columbia. The consolidated financial statements for the year ended September 30, 1997 included the accounts of Beacon and all wholly-owned subsidiaries.

  During a recapitalization of Beacon on December 24, 1997, Beacon obtained equity financing from private investors and the Company converted a significant portion of its ownership of Beacon to convertible preferred stock. The Company retained approximately 19.9% of Beacon's outstanding voting stock. Although the Company owned less than 20% of the outstanding voting stock of Beacon, based on other factors, there was a presumption that the Company had the ability to exercise significant influence, and the equity method of accounting for this investment was required for the fair presentation subsequent to this recapitalization. The consolidated financial statements include the recognition of 100% of Beacon's losses for the period

                         SATCON TECHNOLOGY CORPORATION

December 24, 1997 to September 30, 1998. The impact on the consolidated financial statements at December 24, 1997 was as follows:

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

  On October 23, 1998, the Company entered into a Securities Purchase Agreement, by and among Beacon, Perseus Capital, L.L.C. ("Perseus"), Duquesne, Micro Generation Technology Fund, L.L.C ("Micro", and together with Perseus and Duquesne, the "Purchasers") and the Company. Pursuant to the terms of the Agreement, (i) the Purchasers purchased from Beacon and Beacon issued, sold and delivered to the Purchasers 1,900,000 shares (the "Shares") of Beacon's Class D Preferred Stock, $.01 par value per share; (ii) the Purchasers have the right to receive certain warrants to purchase shares of Beacon's common stock, $.01 par value per share ("Beacon's Common Stock"); (iii) the Company granted the Purchasers the right (the "Put Right") to cause the Company, in circumstances described below, to purchase all of the Shares and all of Beacon's Common Stock issuable upon conversion of the Shares; and (iv) upon exercise of the Put Right pursuant to the terms of the Agreement, the Company must pay the consideration contemplated by the Agreement in shares of the Company's common stock, $.01 par value per share, valued at the average fair value for the 15 trading days before and after notice of exercise of the Put Right. The aggregate consideration received by Beacon was $4,750,000. The Put Right is exercisable within 60 days of the second, third, fourth and fifth anniversary of the closing date of the transaction, upon certain events of bankruptcy of Beacon and upon the occurrence of certain going private transactions involving the Company. If the Put Right were to be exercised, the Company would most likely recognize a loss equal to the value of the Company's shares issued upon exercise of the Put Right. The Company retained approximately 0.1% of Beacon's outstanding voting stock. Although the Company owned less than 20% of the outstanding voting stock of Beacon, based on other factors, there was a presumption that the Company had the ability to exercise significant influence, and the equity method was required for the fair presentation subsequent to this transaction.

  On June 22, 1999, the Company purchased from Beacon a note (the "June 22, 1999 Note ") with a principal amount of $125,000 due and payable on the earlier of (i) September 22, 1999 ("Maturity Date") or (ii) upon the occurrence of an event of default, as defined therein. The note bears interest at 12 % per annum; provided that, if the note is not repaid in full on or prior to Maturity Date, the interest rate would increase to 15% per annum. The June 22, 1999 Note was issued pursuant to the terms of a Note Purchase Agreement, dated as of June 22, 1999, by and among Beacon, the Purchasers named therein, and the Company (the "Note Purchase Agreement"). Interest on the June 22, 1999 Note is payable on the Maturity Date.

                         SATCON TECHNOLOGY CORPORATION

  On July 6, 1999, the Company purchased from Beacon an additional note (the "July 6, 1999 Note") with a principal amount of $125,000 due and payable on the earlier of (i) Maturity Date or (ii) upon the occurrence of an event of default. The note bears interest at 12 % per annum; provided, that if the note is not repaid in full on or prior to Maturity Date, the interest rate would increase to 15% per annum (the "July 6, 1999 Note" and together with the June 22, 1999 Note, the "Notes"). The July 6, 1999 Note was also issued pursuant to the terms of the Note Purchase Agreement. Interest on the July 6, 1999 Note is payable on the Maturity Date.

  In August 1999, the Company exchanged in full the Notes and $83,333.33 for a note with a principal amount of $333,333.33 ("Bridge Note") plus accrued interest due and payable on the earlier of (i) the date of conversion of the note as described below or (ii) upon the occurrence of an event of default. The Bridge Note bears interest at 12 % per annum; provided that if the Funding Date (as defined below) does not occur within six months, such interest rate shall increase effective February 2, 2000 to 15% per annum. The Bridge Note was issued pursuant to the terms of a Note and Warrant Purchase Agreement, dated as of August 2, 1999, by and among Beacon, the Purchasers named therein, and the Company (the "Note and Warrant Purchase Agreement"). Interest on the Bridge
Note is payable on the Maturity Date.

  Pursuant to the terms of the Note and Warrant Purchase, the Company purchased two (2) additional notes each with a principal amount of $333,333.33 on September 16, 1999 and October 19, 1999. The Bridge Note and the additional notes each with a principal amount of $333,333.33 are collectively referred to as the "Bridge Securities."

  In the event that Beacon obtains a funding commitment for at least $5 million of external funds within four months of the issuance of the first Bridge Security and closes a funding pursuant to such commitment within six months of the first issuance of the first Bridge Security (the date of such funding, the "Funding Date"), all outstanding principal and interest on the Bridge Securities will convert into equity of Beacon at a price and on terms that are equivalent to the securities issued by Beacon pursuant to the funding commitment. If Beacon does not obtain a qualified financing commitment within the four-month period referred to above, or close such funding within the six-month period referred to above, the Bridge Securities will convert into securities of Beacon pursuant to terms to be agreed to with Beacon, or if no terms are agreed to, the Company has the right to demand payment of all principal and interest on the Bridge Securities.

  Warrants to purchase shares of Beacon Securities were issued in connection with each issuance of the Bridge Securities. The warrants are for the purchase of the type of securities to be issued upon conversion of the Bridge Securities or if such securities are not converted, Beacon Common Stock. The number of shares of Beacon securities that will be subject to the warrants will be determined by dividing (i) 25% of the principal amount of the Bridge Securities issued by (ii) the price per share of the Bridge Securities, or, if the Bridge Securities are not converted, $2.50.

  The consolidated financial statements include under the equity method of accounting for investments the recognition of 100% of Beacon's losses for the period October 1, 1998 to October 22, 1998, 50% of Beacon's losses for the period October 23, 1998 to March 31, 1999 and 33% of Beacon's losses subsequent to March 31, 1999.

  At September 30, 1999, the Company has accrued losses of $202,829 relating to its share of Beacon losses, which it is required to fund pursuant to the terms of the Note and Warrant Purchase Agreement. In future periods, the Company will continue to record its share of Beacon's losses up to the amount of its actual and committed investment.

                         SATCON TECHNOLOGY CORPORATION

G. LINE OF CREDIT

  In December 1998, as modified, the Company obtained a $3,000,000 demand discretionary line of credit with a bank. The line of credit bears interest at the bank's prime rate plus 1 1/2 % (9 3/4 % as of September 30, 1999). Available borrowings are based on a formula of eligible accounts receivable and inventory. There were no amounts outstanding under the line of credit at September 30, 1999. During 1999, the maximum amount outstanding on the line of credit was $2,657,234. The Company has pledged all assets of the Company as collateral against this line of credit.

H. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                             SEPTEMBER 30,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
     Note payable due in 52 weekly payments. The total
      note of $443,804 commenced on April 16, 1997........ $    --   $368,056
     Capital lease obligations............................   50,097       --
     Less: Current Portion................................  (16,226) (146,594)
                                                           --------  --------
                                                           $ 33,871  $221,462
                                                           ========  ========

  At September 30, 1999, maturities of these obligations are as follows:

     FISCAL YEAR
     -----------
     2000............................................................. $ 16,226
     2001.............................................................   17,494
     2002.............................................................   10,778
     2003.............................................................    5,599
                                                                       --------
                                                                         50,097
     Less: Current Portion............................................  (16,226)
                                                                       --------
                                                                       $ 33,871
                                                                       ========

  On March 1, 1999, the Company reached a definitive settlement arrangement with Albert R. Snider (the "Settlement Agreement"), the holder of the note payable which commenced on April 16, 1997, regarding the suit filed against Mr. Snider for breach of certain representations made by him, including statements of inventory balances in the Asset Purchase Agreement, dated as of April 3, 1997, between FMI and Mr. Snider relating to the purchase of the business of FMI and a counterclaim filed by Mr. Snider seeking, among other things, payments allegedly due from the Company under a promissory note.

  Pursuant to the terms of the Settlement Agreement, the Company made a $100,000 cash payment to Mr. Snider on March 9, 1999 and the parties executed mutual general releases dismissing any and all claims between them. In addition, the Settlement Agreement provides a right of first refusal in favor of the Company with respect to certain shares of the Company's Common Stock, beneficially owned by Mr. Snider. Concurrently with the execution of the Settlement Agreement, the Company and Mr. Snider entered into a consulting agreement pursuant to which Mr. Snider will perform certain consulting, advisory and related services as the Company may reasonably request from time to time between October 1, 1999 and October 1, 2002. In exchange for these services, the Company issued 42,860 shares of its Common Stock to an escrow agent who will release such shares to Mr. Snider or his nominees on January 2, 2001. The Company has recorded these shares held in escrow at market value and as a reduction to stockholders' equity as of September 30, 1999. The Company will continue to mark-to-market these securities until such shares are released from escrow.

                         SATCON TECHNOLOGY CORPORATION

  The Company will amortize the market value of the common stock held in escrow as consulting, advisory and related services expense as services are provided between the period October 1, 1999 and October 1, 2002.

I. COMMITMENTS AND CONTINGENCIES

 Operating Leases

  The Company leases its facilities under various operating leases that expire through 2003. The Company has also entered into a master leasing agreement to lease various items of equipment not to exceed $600,000. At September 30, 1999, the availability under this facility has expired.

  Future minimum annual rentals under the lease agreements at September 30, 1999 are as follows:

     FISCAL YEAR
     -----------
     2000............................................................ $1,471,382
     2001............................................................  1,520,400
     2002............................................................  1,446,996
     2003............................................................  1,215,498
     2004............................................................    280,850
     Thereafter......................................................    218,829
                                                                      ----------
         Total (not reduced by minimum sublease rentals of
          $1,265,847)................................................ $6,153,955
                                                                      ==========

  Total rental expense including operating expenses and real estate taxes for operating leases amounted to $1,683,749, $1,235,867, and $1,245,238 for the years ended September 30, 1999, 1998 and 1997, respectively.

  Certain of the facility leases contain escalation clauses, effective October 1, 1998, rental expense has been recognized on a straight-line basis over the remaining lease term. At September 30, 1999, deferred rent expense amounted to $110,390.

  In the fourth quarter of 1997, the Company decided to consolidate its operating facility in Tucson, AZ with its facility in Cambridge, MA. As a result, the Company accrued approximately $498,000, primarily related to the buyout of the facility lease. At September 30, 1999 and 1998, the Company had a reserve of $100,000, primarily related to the lease cancellation costs.

J. EMPLOYEE BENEFIT PLAN

  The Company offers a 401(k) Employee Benefit Plan (the "Plan"). Under the Plan, any regular employee, as defined by the Plan, who has completed six months of service and has attained the age of 21 years is eligible to participate. Under the terms of the Plan, an employee may defer up to 15% of his or her compensation through contributions to the Plan. During 1999, the Company extended the Plan to its wholly-owned subsidiaries. The Company made matching contributions to the Plan of $218,729, $86,883 and $133,018 during 1999, 1998 and 1997, respectively.

                         SATCON TECHNOLOGY CORPORATION

K. INCOME TAXES

  The provision for income taxes consists of the following:

                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                          -------------------------------------
                                             1999         1998         1997
                                          -----------  -----------  -----------
     Current payable:
         Federal.........................         --           --           --
         State...........................         --   $     3,872          --
                                          -----------  -----------  -----------
                                                  --         3,872          --
                                          -----------  -----------  -----------
     Deferred tax expense/(benefit):
         Federal......................... $(3,888,031) $(1,349,519) $(1,823,584)
         State...........................  (1,167,905)    (404,950)    (680,530)
         Change in valuation allowance...   5,055,936    1,754,469    2,504,114
                                          -----------  -----------  -----------
                                                  --           --           --
                                          -----------  -----------  -----------
                                                  --       $ 3,872          --
                                          ===========  ===========  ===========

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 1999 and 1998, the components of the net deferred tax assets/(liabilities) are as follows:

                                  1999         1998
                               -----------  ----------
     Federal net operating
      loss...................  $ 5,048,719  $3,563,810
     State net operating
      loss, net of federal
      benefit................      404,540     574,613
     Unrealized losses on
      marketable securities..          --        4,116
     Credits.................      499,585     455,982
     Depreciation............      336,038      15,318
     Loss on investment in
      Beacon Power Corpora-
      tion...................    2,363,850   1,404,347
     Other...................    1,562,820     189,152
     Valuation allowance.....  (10,215,552) (6,207,338)
                               -----------  ----------
     Net deferred income tax-
      es.....................          --          --
                               ===========  ==========

  The Company has placed a full valuation allowance against its net deferred tax assets since the Company believes it is "more likely than not" that it will not be able to utilize its deferred tax asset.

  A decrease in net deferred tax assets and a decrease in the valuation allowance in the amount of approximately $541,000 each has been made to account for the recapitalization of Beacon Power Corporation during the year ended September 30, 1998.

  The provision for income taxes differs from the federal statutory rate due to the following:

                                                          FOR THE YEARS
                                                         ENDED SEPTEMBER
                                                               30,
                                                        ---------------------
                                                        1999    1998    1997
                                                        -----   -----   -----
     Tax at statutory rate............................. (34.0)% (34.0)% (34.0)%
     State taxes--net of federal benefit...............  (6.2)   (6.2)   (7.3)
     Other.............................................  (0.7)   (0.5)     .6
     Change in valuation allowance.....................  40.9    40.8    40.7
                                                        -----   -----   -----
     Effective tax rate................................   -- %    0.1%    -- %
                                                        =====   =====   =====

                         SATCON TECHNOLOGY CORPORATION

  At September 30, 1999, the Company had net operating loss carry-forwards of approximately $15,026,000 and $6,452,000 for federal and state income tax purposes, respectively. The federal net operating losses expire beginning September 30, 2008 through 2019. The state net operating losses will expire beginning September 30, 2000 through 2004. The use of these losses may be limited due to ownership change limitations under Section 382 of the Code.

L. STOCKHOLDERS' EQUITY

 Stock Options

  Under the Company's 1992, 1994, 1996 and 1998 Stock Option Plans, both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase up to 1,550,000 shares of the Company's common stock. At September 30, 1999, all of the 1,550,000 stock options available for grant under the Company's 1992, 1994, 1996 and 1998 Stock Option Plan have been granted.

  During 1999, the Company adopted its 1999 Stock Option Plan that provides for the grant to employees, officers, directors and consultants for qualified and non-qualified stock options to purchase up to 1,500,000 shares of the Company's common stock. At September 30, 1999, 816,898 of the 1,500,000 stock options available for grant under the Company's 1999 Stock Option Plan have been granted.

  The 1992, 1994, 1996, 1998, and 1999 Stock Option Plans (collectively the "Plans") are subject to the following provisions:

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

  Qualified options are issued only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees of the Company. Options granted under the Plans may not be granted with an exercise price less than 100% of fair value of the Company's common stock, as determined by the Board of Directors on the grant date.

  Options under the Plans must be granted within 10 years from the effective date of the Plan. Qualified options granted under the Plans cannot be exercised more than 10 years from the date of grant, except that qualified options issued to 10% or greater stockholders are limited to five-year terms. All options granted under the Plans provide for the payment of the Company's exercise price in cash, or by delivery to the Company of shares of common stock already owned by the optionee having fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment.

  The Plans contain antidilutive provisions authorizing appropriate adjustments in certain circumstances. Shares of common stock subject to options that expire without being exercised or that are canceled as a result of the cessation of employment are available for further grants.

                         SATCON TECHNOLOGY CORPORATION

  A summary of the status of the Company's stock option plans as of September 30, 1999, 1998 and 1997 and changes for the years then ended are presented below.

                                 1999                1998                1997
                          ------------------- ------------------- -------------------
                                     WEIGHTED            WEIGHTED            WEIGHTED
                          NUMBER OF  AVERAGE  NUMBER OF  AVERAGE  NUMBER OF  AVERAGE
                           SHARES     PRICE    SHARES     PRICE    SHARES     PRICE
                          ---------  -------- ---------  -------- ---------  --------
Outstanding at beginning
 of year................    820,910   $ 9.58   700,427    $ 8.44   713,392    $ 7.08
  Granted...............  1,404,000     7.09   319,000     11.20   144,000      8.97
  Exercised.............   (455,600)    6.98  (100,266)     5.80  (144,466)     2.25
  Canceled..............   (118,083)    8.84   (98,251)    10.55   (12,499)    10.71
                          ---------   ------  --------    ------  --------    ------
Outstanding at end of
 year                     1,651,227   $ 8.24   820,910    $ 9.58   700,427    $ 8.44
                          =========   ======  ========    ======  ========    ======
Options exercisable at
 year-end...............    640,560   $ 9.18   413,403    $ 8.48   503,660    $ 8.14
                          =========   ======  ========    ======  ========    ======

  The following table summarizes information about stock options outstanding as of September 30, 1999.

                      OPTIONS OUTSTANDING       OPTIONS EXERCISABLE
                 ------------------------------ --------------------
                             WEIGHTED  WEIGHTED             WEIGHTED
    RANGE OF                  AVERAGE  AVERAGE              AVERAGE
    EXERCISE       NUMBER    REMAINING EXERCISE   NUMBER    EXERCISE
     PRICES      OUTSTANDING   LIFE     PRICE   EXERCISABLE  PRICE
    --------     ----------- --------- -------- ----------- --------
  $5.00--$7.81      576,328     7.8     $5.75     159,328    $5.86
 $8.75--$10.50      773,399     8.4      8.84     345,732     9.72
 $11.00--$13.38     301,500     7.9     10.69     135,500    11.69
                  ---------     ---     -----     -------    -----
                  1,651,227     8.1     $8.24     640,560    $9.18
                  =========     ===     =====     =======    =====

  An additional 683,102 shares were available under the 1999 Stock Option Plan for future grants at September 30, 1999.

  During 1999, the Company granted fully vested options to purchase 755,000 shares of the Company's common stock to consultants at prices ranging from $5.75 to $10.00 per share. The Company has recorded the fair value of the options, as determined by the Black-Scholes option pricing model, of $2,152,277, to selling, general and administrative expenses during the year ended September 30, 1999. As of September 30, 1999, options to purchase 450,000 shares at $7.00 per share have been exercised. As of September 30, 1999, the Company received $1,333,333 of cash and the remaining amount due from the shareholders is classified within stockholders' equity as amounts receivable from exercise of stock options.

 Warrants

  On June 5, 1998, the Company issued to certain individuals, in settlement of a claim asserted against the Company, Common Stock Purchase Warrants to purchase up to 68,795 shares of common stock, as amended, at an exercise price of $11.43 per share. These warrants expired on November 11, 1999 unexercised.

  On November 11, 1998, the Company issued common stock warrants to purchase up to 67,125 shares of the Company's Common Stock at an exercise price of $11.43 per share. The Company has recorded the fair value of these warrants as determined by the Black-Scholes option pricing model, of $56,362, to selling, general and administrative expenses during the year ended September 30, 1999. These warrants expired on November 11, 1999 unexercised.

                         SATCON TECHNOLOGY CORPORATION

  On August 25, 1999, in connection with the $8 million private placement of 8,000 shares of the Company's Series A Convertible Preferred Stock, $0.01 par value per share with Brown Simpson Strategic Growth Funds (See Note M), the Company issued common stock warrants to purchase up to 120,000 and 675,000 shares of common stock at an exercise price of $7.80 and $8.54, respectively. These warrants expire on August 25, 2003. At September 30, 1999, none of these warrants have been exercised.

 Stock-Based Compensation

  Had compensation cost for the Company's stock-based compensation been determined based on fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss and loss per share for the years ended September 30, 1999, 1998 and 1997 would have been increased to the pro forma amounts indicated below:

                         1999                  1998                  1997
                  --------------------  --------------------  --------------------
                    NET LOSS     LOSS     NET LOSS     LOSS     NET LOSS     LOSS
                  ATTRIBUTABLE   PER    ATTRIBUTABLE   PER    ATTRIBUTABLE   PER
                   TO COMMON    COMMON   TO COMMON    COMMON   TO COMMON    COMMON
                  STOCKHOLDERS  SHARE   STOCKHOLDERS  SHARE   STOCKHOLDERS  SHARE
                  ------------  ------  ------------  ------  ------------  ------
As reported...... $(12,409,769) $(1.35) $(4,305,501)  $(.48)  ($6,143,242)  $(.77)
Pro forma........ $(13,614,221) $(1.48) $(4,881,491)  $(.55)  ($6,215,049)  $(.78)

  The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

  The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life of seven years, expected volatility of 80.0%, no dividends, and risk-free interest rate of 6.08% for September 30, 1999; an expected life of seven years, expected volatility of 57.9%, no dividends, and risk-free interest rate of 5.76% for September 30, 1998; and an expected life of seven years, expected volatility of 57.9%, no dividends, and risk-free interest rate of 6.125% for September 30, 1997. The weighted average price of the fair value of options granted for years ended September 30, 1999, 1998 and 1997 are $5.21, $7.14 and $5.80, respectively.

M. PREFERRED STOCK

  The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, $.01 par value. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions

  On August 25, 1999, the Company completed an $8 million private placement of 8,000 shares of its Series A Redeemable Convertible Preferred Stock, $0.01 par value per share (the "Series A Preferred Stock"), with Brown Simpson Strategic Growth Funds ("Brown Simpson"). The Series A Preferred Stock is initially convertible into 1,025,641 shares of the Company's common stock, $0.01 par value per share (the "Common Stock"), at an initial conversion price of $7.80 per share. The Series A Preferred Stock is also subject to certain dilution protection for a period of three years. Under certain circumstances, the Company has the option to cause the Series A Preferred Stock to convert into shares of Common Stock or otherwise be redeemed. At the end of seven years, the Company must redeem any remaining shares of the Series A Preferred Stock for cash or, at the Company's option, Common Stock with a then fair market value equal to the original purchase price of the Series A Preferred Stock. The obligation at seven years to redeem any remaining shares of the Series A Preferred Stock accelerates to the fourth anniversary of the closing in the event that the average bid

                         SATCON TECHNOLOGY CORPORATION
price of the Company's Common Stock for the 60 "trading day" period immediately preceeding the fourth anniversary is $5 per share or less. In the event of certain changes in control events regarding the Company or if the Common Stock is delisted, Brown Simpson has the right to cause the Series A Preferred Stock to be redeemed.

  In connection with the transaction, Brown Simpson also received warrants to purchase up to 675,000 additional shares of Common Stock at $8.54 per share (the "Brown Simpson Warrants"). The Brown Simpson Warrants expire on August 25, 2003. The Company has allocated $1,818,558 of the proceeds, net of $1,338,234 transaction costs, based on the fair value of these warrants, as determined by the Black-Scholes option pricing model.

  H.C. Wainwright & Co., Inc. ("H.C. Wainwright") served as placement agent for the transaction and received a commission of $560,000 and warrants to purchase 120,000 shares of the Company's Common Stock at $7.80 per share. These warrants expire on August 25, 2003. H.C. Wainwright will also receive a future fee in the amount of 4% of any monies received by the Company upon the exercise of the Brown Simpson Warrants. The Company has recorded the fair value of these warrants, as determined by the Black-Scholes option pricing model, of $550,734 as a transaction cost of this offering.

  The Company has valued the redeemable convertible preferred stock at issuance to be $4,843,208 based on the relative fair market values of the financial instruments issued in connection with this placement. The Company will accrete the carrying value of the redeemable convertible preferred stock to its redeemable value of $8,000,000 at August 25, 2003, in the event that the average bid price for the 60 trading days prior is $5.00 or less, using the effective interest method. As of September 30, 1999, the Company has accreted $50,904 and recorded this as a charge against additional paid-in capital.

N. SIGNIFICANT CUSTOMERS

  Significant customers, defined as net revenues from those customers that account for 10% or more of total net revenue in a fiscal year, were as follows:

                                                               PERCENTAGE OF
                                                                 TOTAL NET
                                                                  REVENUES
                                                               FOR THE YEARS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                               ----------------
   CUSTOMER                                                    1999  1998  1997
   --------                                                    ----  ----  ----
   U.S. government:
     U.S. Department of Defense............................... 20.6% 22.2% 44.6%
                                                               ====  ====  ====

O. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Non-Cash Investing and Financing Activities

                                                           FOR THE YEARS ENDED
                                                              SEPTEMBER 30,
                                                           -------------------
                                                            1999   1998  1997
                                                           ------- ----- -----
   Accretion of redeemable convertible preferred stock
    discount.............................................. $50,904 $ --  $ --
                                                           ======= ===== =====
   Acquisition of equipment under capital leases.......... $49,813 $ --  $ --
                                                           ======= ===== =====

                         SATCON TECHNOLOGY CORPORATION

 Interest and Income Taxes Paid

  Cash paid for interest and income taxes were as follows:

                                                          FOR THE YEARS ENDED
                                                             SEPTEMBER 30,
                                                        ------------------------
                                                          1999    1998    1997
                                                        -------- ------- -------
   Interest............................................ $115,692 $10,206 $13,933
                                                        ======== ======= =======
   Income taxes........................................      --  $ 5,772 $ 5,800
                                                        ======== ======= =======

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

  MagMotor is a manufacturer of custom electric motors targeting the factory automation, medical, semi-conductor and packaging markets. The Company continues to use the assets in the same manner in which they were used by MagMotor immediately prior to the acquisition. The Company has included in its consolidated results of operations the acquisition of MagMotor under the purchase method of accounting.

  The pro forma financial information has not been presented as the acquisition of Magmotor is not material.

 Film Microelectronics, Inc.

  On April 16, 1997, the Company acquired substantially all of the assets of Film Microelectronics, Inc. ("FMI"), pursuant to the Asset Purchase Agreement, dated as of April 3, 1997, by and among the Company, FMI and FMI's principal stockholder. In addition, the Company assumed trade payables aggregating approximately $900,000 and the assumption of indebtedness of approximately $1 million. The aggregate consideration paid by the Company for the acquired assets of FMI was 420,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), valued at $6.375 per share or $2,677,500.

  FMI is a manufacturer of production and custom integrated circuits for the communications, industrial, military and aerospace markets. The Company continues to use the assets in the same manner in which they were used by FMI immediately prior to the acquisition. FMI's assets have been recorded at their estimated market values with the excess purchase price assigned to goodwill, which is being amortized over 15 years.

  The Company has included in its consolidated results of operations the acquisition of FMI under the purchase method of accounting. The following unaudited pro forma financial information combines SatCon and FMI's results of operations as if the acquisition had taken place on October 1, 1996. The pro forma results are

                         SATCON TECHNOLOGY CORPORATION
not necessarily indicative of what the results of operations actually would have been if the transaction had occurred on the applicable dates indicated and are not intended to be indicative of future results of operations.

                                                                   FOR THE YEAR
                                                                      ENDED
                                                                    SEPTEMBER
                                                                     30, 1997
                                                                   ------------
      Net revenue................................................. $14,974,765
      Net operating loss.......................................... $(7,024,383)
      Net loss.................................................... $(6,544,837)
      Net loss per share.......................................... $      (.82)

 Inductive Components, Inc. and Lighthouse Software, Inc.

  On January 4, 1999, the Company's MagMotor subsidiary acquired substantially all of the assets and assumed certain liabilities of Inductive Components, Inc. and Lighthouse Software, Inc., pursuant to the terms of an Asset Purchase Agreement, dated January 4, 1999, among MagMotor, the Company, Inductive Components, Inc, Lighthouse Software, Inc. and Thomas Glynn, the sole stockholder of Inductive and the majority stockholder of Lighthouse. The aggregate consideration paid by the Company for the acquired assets of Inductive Components, Inc. and Lighthouse Software, Inc. was 100,000 shares of the Company's common stock, valued at $5.6875 per share or $568,750. In addition, the Company assumed indebtedness of approximately $246,000. The Company has included in its consolidated results of operations the acquisition of Inductive and Lighthouse under the purchase method of accounting. The purchase price has been allocated as follows:

      Inventory...................................................... $  50,000
      Property and equipment.........................................   100,597
      Intangibles....................................................   275,000
      Goodwill.......................................................   389,079
                                                                      ---------
                                                                      $ 814,676
                                                                      =========

  The pro forma financial information has not been presented, as the acquisitions of Inductive Components, Inc. and Lighthouse Software, Inc. are not material.

 HyComp, Inc.

  On April 12, 1999, the Company executed an agreement to purchase substantially all of the assets and assume certain liabilities of HyComp, Inc. ("HyComp"). This agreement was dated March 31, 1999 and was by and between HyComp and HyComp Acquisition Corp., a wholly-owned subsidiary of the Company. The aggregate consideration paid by the Company for the acquired assets of HyComp consisted of (i) $750,000 in cash; (ii) the assumption of certain liabilities and obligations of HyComp in the amount of approximately $422,000;
(iii) transaction costs of $95,000; and (iv) a 5% royalty to HyComp on certain sales through April 12, 2000. At September 30, 1999, the Company has recorded $50,000 of accrued royalties. The Company has included in its consolidated results of operations the acquisition of HyComp under the purchase method of accounting. The purchase price has been allocated as follows:

      Accounts receivable.......................................... $    38,556
      Inventory....................................................     318,359
      Deposits.....................................................      19,800
      Property and equipment.......................................     940,500
                                                                    -----------
                                                                    $ 1,317,215
                                                                    ===========

                         SATCON TECHNOLOGY CORPORATION

  The pro forma financial information has not been presented as the acquisition of HyComp is not material.

  Net cash paid for the acquisitions of K&D MagMotor Corporation, Film Microelectronics, Inc., Inductive Components Inc., Lighthouse Software, Inc. and HyComp, Inc. was as follows:

                                                      FOR THE YEARS ENDED
                                                         SEPTEMBER 30,
                                                 ------------------------------
                                                    1999      1998      1997
                                                 ----------  ------- ----------
      Fair value of assets.....................  $1,742,812      --  $4,723,408
      Cost in excess of net assets of companies
       acquired, net...........................     389,079      --     987,678
      Liabilities assumed, including transac-
       tion costs..............................    (567,215)     --  (2,624,836)
      Stock issued.............................    (568,800)     --  (2,876,250)
                                                 ----------  ------- ----------
      Cash paid................................  $  995,876      --  $  210,000
      Less: Cash acquired......................         --       --     (97,014)
                                                 ----------  ------- ----------
      Net cash paid for the acquisitions.......  $  995,876      --  $  112,986
                                                 ==========  ======= ==========

Q. EARNINGS PER SHARE

  The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:

                                                 FOR THE YEARS ENDED
                                                    SEPTEMBER 30,
                                         --------------------------------------
                                             1999         1998         1997
                                         ------------  -----------  -----------
Net loss attributable to common share-
 holders...............................  $(12,409,769) $(4,305,501) $(6,143,242)
BASIC:
Common shares outstanding, beginning of
 year..................................     8,990,249    8,769,146    7,359,074
Weighted average common shares issued
 during the year.......................       200,017      190,163      600,235
Weighted average shares repurchased
 during the year.......................       (14,225)      (2,638)         --
                                         ------------  -----------  -----------
Weighted average shares outstanding--
 basic.................................     9,176,041    8,956,671    7,959,309
                                         ============  ===========  ===========
Net loss per share, basic..............  $      (1.35) $      (.48) $      (.77)
                                         ============  ===========  ===========
DILUTED:
Weighted average shares outstanding--
 basic.................................     9,176,041    8,956,671    7,959,309
Weighted average common stock equiva-
 lents (a).............................           --           --           --
                                         ------------  -----------  -----------
Weighted average shares outstanding--
 diluted...............................     9,176,041    8,956,671    7,959,309
                                         ============  ===========  ===========
Net loss per share, diluted............  $      (1.35) $      (.48) $      (.77)
                                         ============  ===========  ===========

--------
(a)  At September 30, 1999, 1998 and 1997, 2,582,147, 884,758 and 1,000,427
     options and warrants, respectively, were excluded from the weighted average common shares outstanding as their effect would be antidilutive.

                         SATCON TECHNOLOGY CORPORATION

R. COMPREHENSIVE LOSS

  The Company's total comprehensive loss is as follows:

                                                FOR THE YEARS ENDED
                                                   SEPTEMBER 30,
                                        --------------------------------------
                                            1999         1998         1997
                                        ------------  -----------  -----------
Net loss..............................  $(12,358,865) $(4,305,501) $(6,143,242)
                                        ============  ===========  ===========
Other comprehensive income/(loss), net
 of tax:
Unrealized gains/(losses) on securi-
 ties.................................  $     10,380  $     9,835  $    19,720
                                        ------------  -----------  -----------
Other comprehensive income/(loss).....  $     10,380  $     9,835  $    19,720
                                        ------------  -----------  -----------
Comprehensive loss....................  $(12,348,485) $(4,295,666) $(6,123,522)
                                        ============  ===========  ===========

S. SEGMENT DISCLOSURES

  As of October 1, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products and services, geographical areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess their performance.

  The Company's organizational structure is based on strategic business units that offer various products to the principal markets in which the Company's products are sold. These business units equate to three reportable segments: contract engineering, power electronic products and motion-control products.

  SatCon Technolgy Corporation markets and provides contract engineering services. Film Microelectronics, Inc designs and manufactures power electronics products. The Magmotor Division specializes in the engineering and manufacturing of motion-control products. The Company's principal operations and markets are located in North America.

  The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations before income taxes, interest income, interest expense, other income and losses and loss from investment in Beacon Power Corporation, excluding the effects of amortization of intangible assets associated with acquisitions. Common costs not directly attributable to a particular segment are allocated among segments based on management's estimates.

                         SATCON TECHNOLOGY CORPORATION

  The following is a summary of the Company's operations by operating segment:

                                                 FOR THE YEARS ENDED
                                                    SEPTEMBER 30,
                                          ------------------------------------
                                             1999         1998        1997
                                          -----------  ----------  -----------
Contract engineering:
  Revenue................................ $ 6,355,383  $7,965,735  $ 8,738,293
                                          -----------  ----------  -----------
  Loss from operations, net of amortiza-
   tion.................................. $(6,577,012) $ (833,015) $(6,522,850)
                                          ===========  ==========  ===========
Power electronic products:
  Revenue................................ $ 6,306,085  $5,909,765  $ 2,594,023
                                          -----------  ----------  -----------
  (Loss)/income from operations, net of
   amortization.......................... $(2,073,946) $  504,528  $   137,268
                                          ===========  ==========  ===========
Motion-control products:
  Revenue................................ $ 2,816,413  $1,610,423  $ 1,134,019
                                          -----------  ----------  -----------
  (Loss)/income from operations, net of
   amortization.......................... $  (755,272) $ (310,023) $    93,609
                                          ===========  ==========  ===========

The following is a summary of the Company's long-lived assets, excluding the investment in Beacon Power Corporation, by operating segment:

                                                              SEPTEMBER 30,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
Contract engineering:
  Long-lived assets...................................... $1,717,228 $1,842,517
                                                          ---------- ----------
Power electronic products:
  Long-lived assets...................................... $3,978,027 $3,416,341
                                                          ---------- ----------
Motion-control products:
  Long-lived assets...................................... $  863,661 $  434,248
                                                          ---------- ----------

T. SUBSEQUENT EVENTS

  On October 21, 1999, the Company received an investment from Mechanical Technology, Inc. ("MTI") of $7,000,000 in the Company. In consideration for MTI's investment, MTI will receive 1,030,000 shares of the Company's common stock at a discounted price of approximately $6.80 per share, $.01 par value per share (the "Common Stock"), and warrants to purchase an additional 100,000 shares of the Company's Common Stock. MTI funded $2,570,000 of its investment in the Company on October 21, 1999 and received 370,800 shares of the Company's Common Stock and a warrant to purchase 36,000 shares of the Company's Common Stock, and it will make the remaining investment by the end of January 2000. In addition, the Company has received a warrant to purchase 36,000 shares of MTI's Common Stock and will receive the remaining warrant to purchase 64,000 shares of MTI's Common Stock by the end of January 2000.

  Additionally, the Company acquired Ling Electronics, Inc. and Ling Electronics, Ltd. (collectively, "Ling Electronics") from MTI. In consideration for the acquisition of Ling Electronics, MTI received $70,000 and 770,000 shares of the Company's common stock, $.01 par value per share (the "Common Stock") valued at $9.8438 per share or $7,579,726.

                         SATCON TECHNOLOGY CORPORATION

  The following unaudited pro forma financial information combines SatCon and Ling's results of operations as if the acquisition had taken place on October 1, 1997. The pro forma results are not necessarily indicative of what the results of operations actually would have been if the transaction had occurred on the applicable dates indicated and are not intended to be indicative of future results of operations.

                                                       FOR THE YEARS ENDED
                                                          SEPTEMBER 30,
                                                     -------------------------
                                                         1999         1998
                                                     ------------  -----------
                                                           (UNAUDITED)
   Net revenue...................................... $ 23,849,881  $27,719,923
   Operating loss................................... $(11,252,135) $(1,488,285)
   Net loss......................................... $(13,833,683) $(5,116,575)
   Net loss attributable to common stockholders..... $(13,884,587) $(5,116,575)
   Net loss per share, basic and diluted............ $      (1.51) $     (0.57)

  On November 16, 1999, the Company purchased certain intellectual property, equipment and other assets from Northrop Gruman Corporation ("NGC"). These assets were used by NGC in connection with its power electronics products business. The Company also entered into (i) a sublease with NGC pursuant it entered into a five-year sublease for approximately 14,863 square feet of rentable space in the Baltimore area and (ii) a three-year Transition Services Agreement providing the Company access to certain test facilities and personnel of NGC on a fee basis. In consideration for these foregoing acquisition and agreements, NGC received 578,761 shares of the Company's common stock, $.01 par value per share (the "Common Stock"), and warrants to purchase an additional 200,000 shares of the Company's Common Stock.

  The pro forma financial information has not been presented, as the Company views this transaction as the purchase of assets rather than as a business combination.

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE

To the Board of Directors of SatCon Technology Corporation:

  We have audited, in accordance with generally accepted auditing standards, the consolidated statements of SatCon Technology Corporation and its subsidiaries and have issued our report thereon dated December 27, 1999. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the financial statement schedule index is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                             Arthur Andersen LLP

Boston, Massachusetts
December 27, 1999

                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                            ADDITIONS
                                 BALANCE AT CHARGED TO                BALANCE
                                 BEGINNING  COSTS AND                 AT END
                                 OF PERIOD   EXPENSES  DEDUCTIONS    OF PERIOD
                                 ---------- ---------- -----------  -----------
Year Ended September 30, 1997:
 Allowance for doubtful ac-
  counts........................ $  130,900 $   30,750 $    (2,407) $   159,243
 Allowance for unbilled contract
  costs......................... $  432,500 $  909,100 $ ( 211,132) $ 1,130,468
 Deferred tax valuation allow-
  ance.......................... $1,661,329 $1,840,639         --   $ 3,501,968
 Allowance for obsolete invento-
  ry............................        --  $  758,541         --   $   758,541
 Reserve for product warranty
  expense.......................        --  $   16,511         --   $    16,511
 Accrued costs for consolidation
  of facilities.................        --  $  498,000         --   $   498,000
Year Ended September 30, 1998:
 Allowance for doubtful ac-
  counts........................ $  159,243 $   29,014 $  (136,421) $    51,836
 Allowance for unbilled contract
  costs......................... $1,130,468        --  $(1,072,857) $    57,611
 Deferred tax valuation allow-
  ance.......................... $3,501,968 $2,705,370         --   $ 6,207,338
 Allowance for obsolete invento-
  ry............................ $  758,541        --  $  (549,765) $   208,776
 Reserve for product warranty
  expense....................... $   16,511        --  $   (16,511)         --
 Accrued costs for consolidation
  of facilities................. $  498,000        --  $  (398,000) $   100,000
Year Ended September 30, 1999:
 Allowance for doubtful ac-
  counts........................ $   51,836 $  345,433 $   (10,583) $   386,686
 Allowance for unbilled contract
  costs......................... $   57,611 $  688,510         --   $   746,121
 Deferred tax valuation allow-
  ance.......................... $6,207,338 $4,008,214         --   $10,215,552
 Allowance for obsolete invento-
  ry............................ $  208,776 $  870,021         --   $ 1,078,797
 Reserve for product warranty
  expense.......................        --  $   36,000         --   $    36,000
 Accrued costs for consolidation
  of facilities................. $  100,000        --          --   $   100,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On May 12, 1999, we dismissed PricewaterhouseCoopers LLP from its position as our independent public accountants. The decision to change accountants was recommended by our Audit Committee and approved by our Board of Directors. None of the reports of PricewaterhouseCoopers LLP on our financial statements for the years ended September 30, 1998 and 1997 contained an adverse opinion or disclaimer of opinion, or was qualified or modified at to uncertainty, audit scope or accounting principles. During the years ended September 30, 1998 and 1997, and any subsequent interim period immediately preceding the date of dismissal of PricewaterhouseCoopers LLP, we had no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to such matter of disagreement(s) in connection with its report on our financial statements. None of the reportable events listed in Item 304 (a) (1) (v) of Regulation S-K under the Securities Act of 1934, as amended, occurred with respect to the years ended September 30, 1998 and 1997 or the subsequent interim period preceding the dismissal of PricewaterhouseCoopers LLP.

  On May 25, 1999, we engaged Arthur Andersen LLP as our independent public accountants. The decision to engage Arthur Andersen LLP was recommended by our Audit Committee and approved by our Board of Directors. During our two most recent fiscal years, and any subsequent interim period prior to engaging Arthur Andersen LLP, (i) neither we nor anyone on our behalf consulted Arthur Andersen LLP regarding the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements; and (ii) no written report or oral advice concerning the same was provided to us that Arthur Andersen LLP concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information with respect to directors required under this item is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held March 15, 2000 (the "2000 Proxy Statement"). Information relating to certain filings of Forms 3, 4, and 5 of the Company is contained in the 2000 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

  The information required under this item is incorporated by reference to the section entitled "Compensation of Executive Officers" in the 2000 Proxy Statement.

  The sections entitled "Compensation Committee Report on Executive Compensation" and "Comparative Stock Performance Graph" in the 2000 Proxy Statement are not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required under this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required under this item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Report:

  1.  Consolidated Financial Statements:

    Consolidated Balance Sheets as of September 30, 1999 and 1998

    Consolidated Statements of Operations for the Years Ended September 30, 1999 1998 and 1997

    Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1999 1998 and 1997

    Consolidated Statements of Cash Flows for the Years Ended September 30, 1999 1998 and 1997

    Notes to Consolidated Financial Statements

  2.  Financial Statement Schedule:

    Schedule II; Valuation and Qualifying Accounts for the Years Ended September 30, 1999 1998 and 1997

    All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the consolidated financial statements or notes thereto.

  3.  Exhibits:

    The Exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K.

    (b) Reports on Form 8-K:

    On August 26, 1999, we filed a Current Report on Form 8-K, dated August 25, 1999, in connection with our completion of an $8 million private placement of 8,000 shares of our Series A Convertible Preferred Stock, $0.01 par value per share, with Brown Simpson Strategic Growth Funds.

    On November 5, 1999, we filed a Current Report on Form 8-K, dated October 21, 1999, in connection with our acquisition of Ling
    Electronics, Inc. and Ling Electronics, Ltd. from Mechanical Technology Incorporated and an investment by Mechanical Technology Incorporated of approximately $7,000,000.

    On November 24, 1999, we filed a Current Report on Form 8-K, dated November 16, 1999, in connection with our purchase of certain intellectual property, equipment and other assets from Northrop Grumman Corporation.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on December 28, 1999.

                                          SatCon Technology Corporation

                                             /s/ David B. Eisenhaure
                                          By: _________________________________
                                             David B. Eisenhaure
                                             President, Chief Executive
                                             Officer and
                                              Chairman of the Board

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

        NAME                          CAPACITY                       DATE
        ----                          --------                       ----
    /s/ David B.      President, Chief Executive Officer and   December 28, 1999
     Eisenhaure       Chairman of the Board of Directors
____________________  (Principal Executive Officer)
David B. Eisenhaure
   /s/ Michael C.     Vice President, Chief Financial Officer, December 28, 1999
      Turmelle        Treasurer and Director (Principal
____________________  Financial and Accounting Officer)
Michael C. Turmelle
    /s/ James L.      Vice President, General Manager and      December 28, 1999
    Kirtley, Jr.      Director
____________________
 James L. Kirtley,
        Jr.
                      Director
____________________
  Marshall J. Arm-
       strong
                      Director
____________________
  Alan P. Goldberg
    /s/ John P.       Director                                 December 28, 1999
     O'Sullivan
____________________
 John P. O'Sullivan
   /s/ Anthony J.     Director                                 December 28, 1999
     Villiotti
____________________
Anthony J. Villiotti

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.                            DESCRIPTION OF EXHIBIT
  -------                          ----------------------
  2.1(1)    --Amended and Restated Asset Purchase Agreement among SatCon Film
              Microelectronics, Inc., Film Microelectronics Inc., and Albert R.
              Snider, dated as of April 3, 1997.
  2.2(2)    --Stock Purchase Agreement, dated as of October 21, 1999, by and among the Registrant, Mechanical Technology Incorporated, Ling
              Electronics, Inc. and Ling Electronics, Ltd.
  2.3(3)    --Asset Purchase Agreement, dated as of November 16, 1999, by and between the Registrant and Northrop Grumman Corporation.
  3.1(4)    --Certificate of Incorporation of the Registrant.
  3.2(4)    --Bylaws of the Registrant.
  3.3(5)    --Certificate of Amendment of Certificate of Incorporation of the
              Registrant, as filed with the Secretary of State of the State of
              Delaware on May 12, 1997.
  3.4(5)    --Bylaws Amendment of the Registrant.
  3.5(6)    --Certificate of Amendment of Certificate of Incorporation of the
              Registrant, as filed with the Secretary of State of the State of
              Delaware on March 17, 1999.
  3.6(6)    --Certificate of Designation of Series and Statement of Variations
              of Relative Rights, Preferences and Limitations of Preferred
              Stock, dated as of August 25, 1999, relating to the Series A
              Preferred Stock.
  4.1(4)     --Specimen Certificate of Common Stock, $.01 par value.
 10.1(4)(*)  --Employment Agreement, dated July 1, 1992, between the Registrant and David B. Eisenhaure.
 10.2(4)(*)  --Employment Agreement, dated July 1, 1992, between the Registrant and Michael C. Turmelle.
 10.3(4)(*)  --1992 Stock Option Plan.
 10.4(7)(*)  --1994 Stock Option Plan.
 10.5(8)(*)  --1996 Stock Option Plan.
 10.6(9)(*)  --1998 Stock Incentive Plan.
 10.7(*)     --1999 Stock Incentive Plan.
 10.8(4)    --Lease, dated October 21, 1993, between the Registrant and
              Gunwyn/First Street Limited Partnership.
 10.9(5)    --Manufacturing Agreement between Applied Materials, Inc. and its wholly-owned subsidiaries and the Registrant, dated as of
              February 20, 1997.
 10.10(10)  --Securities Purchase Agreement, dated as of May 28, 1997, by and among the Registrant, Beacon Power Corporation and Duquesne
              Enterprises.
 10.11(11)  --Securities Purchase Agreement, dated as of October 23, 1998, by and among Beacon Power Corporation, Perseus Capital, L.L.C.,
              Duquesne Enterprises, Micro Generation Technology Fund, L.L.C.
              and the Registrant.
 10.12(11)  --Amended and Restated License Agreement, dated as of October 23,
              1998, by and among the Registrant and Beacon Power Corporation.
 10.13(11)  --Registration Rights Statement, dated as of October 23, 1998, by and among Beacon Power Corporation, Perseus Capital, L.L.C.,
              Duquesne Enterprises, Micro Generation Technology Fund, L.L.C.,
              and the Registrant, setting forth certain registration rights granted by the Registrant.

 EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
 -----------                       ----------------------
 10.14(11)   --Registration Rights Statement, dated as of October 23, 1998, by and among Beacon Power Corporation, Perseus Capital, L.L.C.,
               Duquesne Enterprises, Micro Generation Technology Fund, L.L.C.
               and the Registrant, setting forth certain registration rights granted by Beacon Power Corporation.
 10.15(12)   --Form of Common Stock Purchase Warrant issued to certain
               individuals and entities on June 15, 1998.
 10.16(12)   --Form of Common Stock Purchase Warrant issued to certain
               individuals and entities on November 11, 1998.
 10.17(12)   --Lease, dated February 27, 1996, by and between the Registrant and Diamond Management, Inc.
 10.18(12)   --Lease, dated March 5, 1998, by and between the Registrant and
               Harold W. Slovin.
 10.19(12)   --Discretionary Demand Line of Credit Letter Agreement, dated as of December 16, 1998, between the Registrant, SatCon Film
               Microelectronics, Inc., K&D MagMotor Corp. and BankBoston, N.A.,
               together with Promissory Note, dated as of December 16, 1998, made in favor of BankBoston, N.A. by the Registrant, SatCon Film
               Microelectronics, Inc. and K&D MagMotor Corp. and Security
               Agreement, dated as of December 16, 1998, between the Registrant and BankBoston N.A.
 10.20       --Modification, dated April 9, 1999, to Discretionary Demand Line of Credit Letter Agreement, dated as of December 16, 1998, between the Registrant, SatCon Film Microelectronics, Inc., K&D
               MagMotor Corp. and BankBoston N.A. together with modification, dated May 7, 1999, to Discretionary Demand Line of Credit Letter
               Agreement, dated as of December 16, 1998, between the
               Registrant, SatCon Film Microelectronics, Inc., K&D MagMotor
               Corp. , HyComp Acquisition Corp. and BankBoston, N.A.
 10.21(12)   --North America Distributor Agreement, dated June 4, 1998, by and between SatCon Film Microelectronics, Inc., a division of the
               Registrant, and Falcon Electronics, Inc.
 10.22(13)   --Asset Purchase Agreement, dated as of January 4, 1999, among K&D
               MagMotor Corp., the Registrant, Inductive Components, Inc.,
               Lighthouse Software, Inc. and Thomas Glynn.
 10.23(14)   --Asset Purchase Agreement dated as of March 31, 1999 by and between HyComp, Inc. and HyComp Acquisition Corp., a wholly-
               owned subsidiary of the Registrant.
 10.24(14)   --Note Purchase Agreement dated as of June 22, 1999 by and among
               Beacon Power Corporation, Perseus Capital, L.L.C., Duquesne
               Enterprises, Inc., Micro Generation Technology Fund, L.L.C. and
               the Registrant.
 10.25(14)   --Note and Warrant Purchase Agreement dated as of August 2, 1999 by and among Beacon Power Corporation, Perseus Capital, L.L.C.,
               Duquesne Enterprises, Inc., Micro Generation Technology Fund,
               L.L.C. and the Registrant.
 10.26(15)   --License and Technical Assistant Agreement dated as of June 7,
               1999 by and between Delco Remy America, Inc. and the Registrant.
 10.27(6)    --Securities Purchase Agreement, dated as of August 25, 1999, among the Registrant and the purchasers listed on Schedule I thereto.
 10.28(6)    --Registration Rights Agreement, dated as of August 25, 1999, among the Registrant and the investors named on the signature pages thereof.
 10.29(6)    --Form of Warrants issued on August 25, 1999 in connection with the sale of the Series A Preferred Stock.
 10.30(2)    --Securities Purchase Agreement, dated as of October 21, 1999, between the Registrant and Mechanical Technology Incorporated.

 EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
 -----------                       ----------------------
 10.31(2)    --SatCon Registration Rights Agreement, dated as of October 21,
               1999, between the Registrant and Mechanical Technology
               Incorporated.
 10.32(2)    --MTI Registration Rights Agreement, dated as of October 21, 1999, between Mechanical Technology Incorporated and the Registrant.
 10.33(2)    --Form of Stock Purchase Warrant issued on October 21, 1999 by the
               Registrant to Mechanical Technology Incorporated.
 10.34(2)    --Form of Stock Purchase Warrant issued on October 21, 1999 by
               Mechanical Technology Incorporated to the Registrant.
 10.35(3)    --Sublease, dated November 16, 1999, between the Registrant and
               Northrop Grumman Corporation.
 10.36(3)    --Transition Services Agreement, dated as of November 16, 1999, between the Registrant and Northrop Grumman Corporation.
 10.37(3)    --Memorandum of Understanding, entered into on November 16, 1999, between the Registrant and Northrop Grumman Corporation.
 10.38(3)    --Registration Rights Agreement, dated as of November 16, 1999, between the Registrant and Northrop Grumman Corporation.
 10.39(3)    --Form of Stock Purchase Warrant issued on November 16, 1999 by the Registrant to Northrop Grumman Corporation.
 10.40(3)    --Form of Stock Purchase Warrant to be issued to Northrop Grumman
               Corporation upon the satisfaction of certain conditions.
 16(16)      --Letter Regarding Registrant's Change in Certifying Accountant.
 21.1        --Subsidiaries of the Registrant.
 23.1        --Consent of PricewaterhouseCoopers LLP.
 23.2        --Consent of Arthur Andersen LLP.
 27          --Financial Data Schedule.

--------
(1) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated April 16, 1997.

(2) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 21, 1999

(3) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 16, 1999.

(4) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).

(5) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

(6) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated August 25, 1999.

(7) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1994.

(8) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.

(9) Incorporated by reference to Exhibit B to the Registrant's Definitive
    Schedule 14A filed January 26, 1999.

(10) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated May 28, 1997.

(11) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 23, 1998.

(12) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the period ended September 30, 1998.

(13) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated January 4, 1999.

(14) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

(15) Incorporated by reference to Exhibits to the Registrant's Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(16) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated May 12, 1999.

(*) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.