Form 10-Q
period 1999-12-31
SATCON TECHNOLOGY CORP
filed 2000-02-14
CIK 889423

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

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

               Common Stock, $0.01 Par Value, 12,296,601 shares
                      outstanding as of January 31, 2000.

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                         PART I: FINANCIAL INFORMATION

                                                                 Page
                                                                 ----
ITEM 1: FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited).........................    1
Consolidated Statements of Operations (Unaudited)...............    2
Consolidated Statements of Cash Flows (Unaudited)...............    3
Notes to Interim Consolidated Financial Statements (Unaudited)..    4

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS......................   9

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK.....................................................  13


                          PART II:  OTHER INFORMATION

Items No. 1 through 6............................................. 14

Signature......................................................... 15

                         SATCON TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,       SEPTEMBER 30,
                                                                      ------------------  ------------------
                                                                             1999                1999
                                                                      ------------------  ------------------
                                                                         (UNAUDITED)

                               ASSETS
Current assets:
  Cash and cash equivalents  .......................................       $  3,173,619        $  2,533,072
  Accounts receivable, net of allowance of $469,119 at
    December 31, 1999 and $386,686 at September 30, 1999............          3,885,049           2,799,143
  Unbilled contract costs, net of allowance of $746,121 at
    December 31, 1999 and September 30, 1999........................          1,058,150           1,462,201
  Inventory ........................................................          8,187,440           3,697,972
  Prepaid expenses and other current assets.........................            502,250             349,070
                                                                           ------------        ------------
    Total current assets............................................         16,806,508          10,841,458
  Property and equipment, net.......................................          4,542,414           3,260,632
  Intangibles, net .................................................          9,793,710           3,194,609
  Other long-term assets............................................            184,557             103,675
                                                                           ------------        ------------
    Total assets.....................................................      $ 31,327,189        $ 17,400,374
                                                                           ============        ============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
    STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................     $  1,358,848        $  1,563,605
  Accrued payroll and payroll related expenses........................          833,999             479,888
  Deferred revenue....................................................          107,725             113,179
  Other accrued expenses..............................................        1,080,130             620,874
  Accrued loss in investment in Beacon Power Corporation..............               --             202,829
  Current portion of long-term debt...................................           16,535              16,226
                                                                           ------------        ------------
    Total current liabilities.........................................        3,397,237           2,996,601
Long-term liabilities:
  Long-term debt......................................................           29,619              33,871
  Other long-term liabilities.........................................           29,735              29,735
                                                                           ------------        ------------
    Total long-term liabilities.......................................           59,354              63,606
Commitments and contingencies.........................................               --                  --
Redeemable convertible preferred stock ...............................        5,050,056           4,894,112
Stockholders' equity:
  Preferred stock; $.01 par value, 1,000,000 shares authorized;
    8,000 shares Series A redeemable convertible preferred stock issued and outstanding at December 31, 1999 and
    September 30, 1999...............................................                --                  --
  Common stock, $.01 par value, 20,000,000 shares authorized;
    11,396,570 and 9,617,009 shares issued at December 31, 1999
    and September 30, 1999,  respectively............................           113,966              96,170
  Additional paid-in capital.........................................        52,915,521          37,074,161
  Shares held in escrow, at market; 42,860 shares at
    December 31, 1999 and September 30, 1999.........................          (357,615)           (428,600)
  Amounts receivable from exercise of stock options..................        (1,816,667)         (1,816,667)
  Accumulated deficit................................................       (27,772,487)        (25,229,305)
  Accumulated other comprehensive loss...............................           (12,472)                 --
  Treasury stock, at cost; 44,500 shares at December 31, 1999 and
    September 30, 1999...............................................          (249,704)           (249,704)
                                                                           ------------        ------------
    Total stockholders' equity.......................................        22,820,542           9,446,055
                                                                           ------------        ------------
    Total liabilities, redeemable convertible preferred
      stock and stockholders' equity.................................       $ 31,327,189        $ 17,400,378
                                                                           ============        ============


   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                            For the three months ended
                                                                                    December 31,
                                                                             1999                1998
                                                                      ------------------  ------------------

Revenue.............................................................        $ 4,556,407         $ 3,725,099
                                                                            -----------         -----------
Cost of revenue.....................................................          4,095,483           2,851,735
Selling, general and administrative expenses........................          2,032,536             989,580
Research and development expenses...................................            628,890             100,883
Goodwill amortization...............................................            242,608              77,758
                                                                            -----------         -----------
Total operating expenses............................................          6,999,517           4,019,956
                                                                            -----------         -----------
Operating loss......................................................         (2,443,110)           (294,857)
Loss from investment in Beacon Power Corporation....................           (130,504)         (1,064,010)
Interest income.....................................................             34,123              20,267
Interest expense....................................................             (3,691)                 --
                                                                            -----------         -----------
Net loss............................................................        $(2,543,182)        $(1,338,600)
                                                                            ===========         ===========
Accretion of redeemable convertible preferred stock discount........           (155,944)                 --
                                                                            -----------         -----------
Net loss attributable to common stockholders........................        $(2,699,126)        $(1,338,600)
                                                                            ===========         ===========
Net loss per share, basic and diluted...............................             $(0.25)             $(0.15)
                                                                            ===========         ===========
Weighted average number of common shares, basic and diluted.........         10,793,030           8,980,249
                                                                            ===========         ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            For the three months ended
                                                                                    December 31,
                                                                              1999                  1998
                                                                      --------------------  --------------------
Cash flows from operating activities:
 Net loss ..........................................................          $(2,543,182)          $(1,338,600)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
   Depreciation and amortization....................................              435,746               218,347
   Allowance for doubtful accounts..................................               82,433                86,207
   Loss from investment in Beacon Power Corporation.................              130,504             1,064,010
   Non-cash compensation expense related to issuance
     of common stock options to non-employees.......................                   --                56,362
   Non-cash compensation expense related to common
     stock held in escrow...........................................               29,801                    --
   Changes in operating assets and liabilities,
      net of effects of acquisitions:
     Accounts receivable............................................            1,022,084              (292,291)
     Prepaid expenses and other assets..............................              107,957               145,102
     Unbilled contract costs........................................              404,051              (451,922)
     Inventory......................................................             (381,366)             (617,656)
     Other assets...................................................              (81,780)              545,488
     Accounts payable...............................................             (846,444)              151,753
     Accrued expenses and payroll...................................              (18,361)               19,435
     Other liabilities..............................................              (18,954)              174,186
                                                                              -----------           -----------
  Total adjustments.................................................              865,671             1,099,021
                                                                              -----------           -----------
Net cash used in operating activities...............................           (1,677,511)             (239,579)
                                                                              -----------           -----------

Cash flows from investing activities:
 Sales and maturities of marketable securities......................                   --                12,428
 Patent and intangible expenditures.................................              (22,625)              (30,360)
 Capital expenditures...............................................             (130,515)             (258,101)
 Cash paid for acquisition, net of cash acquired....................              (24,054)                   --
 Investment in Beacon Power Corporation.............................             (333,333)              (30,000)
                                                                              -----------           -----------
Net cash used in investing activities...............................             (510,527)             (306,033)
                                                                              -----------           -----------

Cash flows from financing activities:
 Borrowing under line of credit.....................................                   --                 5,000
 Repayment of borrowings............................................               (3,943)                   --
 Proceeds from issuance of common stock.............................            2,490,000                    --
 Proceeds from exercise of stock options............................              355,000                    --
 Purchase of treasury stock.........................................                   --               (55,235)
                                                                              -----------           -----------
Net cash provided/(used) by financing activities....................            2,841,057               (50,235)
                                                                              -----------           -----------

Effect of exchange rates on cash and cash equivalents...............              (12,472)                   --
                                                                              -----------           -----------

Net increase/(decrease) in cash and cash equivalents................              640,547              (595,847)
Cash and cash equivalents at beginning of period....................            2,533,072             1,201,610
                                                                              -----------           -----------
Cash and cash equivalents at end of period..........................          $ 3,173,619           $   605,763
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

                         SATCON TECHNOLOGY CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note A. Basis of Presentation
-----------------------------

  The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its majority-owned subsidiaries (collectively, the "Company") as of December 31, 1999 and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note B. Significant Events
--------------------------

INVESTMENT IN BEACON POWER CORPORATION

  On January 7, 2000, the Company purchased from Beacon Power Corporation ("Beacon") a convertible promissory note with a principal amount of $200,000 due and payable on the earlier of (i) the maturity date, February 12, 2000 (the "Maturity Date"), or (ii) upon the occurrence of an event of default by Beacon. The note bears interest at 12 1/2% per annum; provided, that if the note is not repaid in full on or prior to the Maturity Date, the interest rate increases to 15% per annum (the "January 7, 2000 Note"). Interest on the January 7, 2000 Note is due and payable on the Maturity Date. At December 31, 1999, the Company has recognized its share of Beacon's losses up to the amount of its actual investment in Beacon. At December 31, 1999, the Company did not accrue losses of $200,000 relating to its share of Beacon's losses incurred through December 31, 1999, which the Company was required to fund pursuant to the terms of the January 7, 2000 Note, as those amounts, including interest, have been repaid as of February 14, 2000.

INVESTMENT FROM MECHANICAL TECHNOLOGY INCORPORATED

  On October 21, 1999, the Company received a $7,070,000 investment from Mechanical Technology Incorporated ("MTI"). In consideration for MTI's investment, MTI received 1,030,000 shares of the Company's common stock, $.01 par value per share (the "Common Stock"), at a discounted price of approximately $6.80 per share, and warrants to purchase an additional 100,000 shares of the Company's Common Stock at an exercise price of $8.80 per share. MTI funded $2,570,000 of its investment in the Company on October 21, 1999 and received 370,800 shares of the Company's Common Stock and a warrant to purchase 36,000 shares of the Company's Common Stock. The Company has recorded the fair market value of this warrant, as determined by the Black-Scholes option pricing model, of approximately $231,000 and approximately $80,000 of legal, accounting, consultation and filing fees as transaction costs. MTI made the remaining investment on January 31, 2000 of $4,500,000 and received 659,200 shares of the Company's Common Stock and a warrant to purchase 64,000 shares of the Company's Common Stock. The Company will record the fair market value of this warrant, as determined by the Black-Scholes option pricing model, of approximately $1,268,000 as a transaction cost. In addition, the Company received a warrant to purchase 36,000 shares of MTI's common stock on October 21, 1999 and a warrant to purchase 64,000 shares of MTI's common stock on January 31, 2000.

                         SATCON TECHNOLOGY CORPORATION
  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


ACQUISITIONS

  On October 21, 1999, the Company acquired Ling Electronics, Inc. and Ling Electronics, Ltd. (collectively, "Ling Electronics") from MTI. In consideration for the acquisition of Ling Electronics, MTI received $70,000 and 770,000 shares of the Company's Common Stock valued at $9.8438 per share or $7,579,726. In addition, the Company has incurred approximately $160,000 of legal, accounting, consultation and filing fees as a cost of this transaction. The purchase price of the acquisition has been allocated as follows:

  Cash and cash equivalents  .......................................          $   45,946
  Accounts receivable ..............................................           2,190,423
  Inventory ........................................................           2,902,102
  Prepaid expenses and other assets.................................             260,239
  Property and equipment............................................             250,000
  Intangibles ......................................................           3,540,423
  Accounts payable..................................................             641,687
  Accrued payroll and payroll related expenses......................             334,129
  Deferred revenue..................................................              13,500
  Other accrued expenses............................................             390.091

  The following unaudited pro forma financial information combines the Company and Ling Electronics' results of operations as if the acquisition had taken place on October 1, 1998. The pro forma results are not necessarily indicative of what the results of operations actually would have been if the transaction had occurred on the applicable dates indicated and are not intended to be indicative of future results of operations.


                                                          FOR THE THREE MONTHS ENDED
                                                       ---------------------------------
                                                                 DECEMBER 31,
                                                       ---------------------------------
                                                             1999             1998
                                                       ----------------  ---------------
  Revenue............................................      $ 4,695,996      $ 5,662,099
  Operating loss.....................................      $(2,761,604)     $  (542,301)
  Net loss...........................................      $(2,860,355)     $(1,579,044)
  Net loss attributable to common stockholders.......      $(3,016,299)     $(1,579,044)
  Net loss per share, basic and diluted..............      $     (0.30)     $     (0.18)

  On November 16, 1999, the Company purchased certain intellectual property, equipment and other assets from Northrop Grumman Corporation ("NGC"). These assets were used by NGC in connection with its power electronics products business. The Company also entered into (i) a sublease with NGC pursuant to which the Company agreed to a five-year sublease for approximately 14,863 square feet of rentable space in the Baltimore, Maryland area and (ii) a three-year Transition Services Agreement providing the Company access to certain test facilities and personnel of NGC on a fee basis. In consideration for these foregoing assets and agreements, NGC received 578,761 shares of the Company's Common Stock valued at $8.3438 per share or $4,829,066. In addition, the Company issued to NGC a warrant to purchase an additional 100,000 shares of the Company's Common Stock at an exercise price of $9.725 per share. The Company has recorded the fair market value of this warrant, as determined by the Black-Scholes option pricing model, of approximately $631,000 and approximately $119,000 of legal, accounting, consultation and filing fees as a cost of this transaction. On February 4, 2000, the Company issued to NGC an additional warrant to purchase 100,000 shares of the Company's Common Stock at an exercise price of $9.725 per share. This warrant is exercisable upon the occurrence of certain defined events. The purchase price of the asset purchase has been allocated as follows:

      Inventory.....................................................          1,206,000
      Property and equipment........................................          1,091,643
      Intangibles...................................................          3,281,423

  The pro forma financial information has not been presented, as the Company views this transaction as the purchase of assets rather than as a business combination.

                         SATCON TECHNOLOGY CORPORATION
  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note C. Loss per Share
----------------------

  The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of loss:

                                                                                            FOR THE THREE MONTHS ENDED
                                                                                                   DECEMBER 31,
                                                                                             1999                1998
                                                                                      ------------------  ------------------

     Net loss attributable to common shareholders...................................        $(2,699,126)        $(1,338,600)
     BASIC:
     Common shares outstanding, beginning of period.................................          9,529,649           8,990,249
     Weighted average common shares issued during the period........................          1,263,381                  --
     Weighted average shares repurchased during the period..........................                 --             (10,000)
                                                                                            -----------         -----------
     Weighted average shares outstanding--basic.....................................         10,793,030           8,980,249
                                                                                            ===========         ===========
     Net loss per share, basic......................................................        $     (0.25)        $     (0.15)
                                                                                            ===========         ===========
     DILUTED:
     Weighted average shares outstanding--basic.....................................         10,793,030           8,980,249
     Weighted average common stock equivalents (a)..................................                 --                  --
                                                                                            -----------         -----------
     Weighted average shares outstanding--diluted...................................         10,793,030           8,980,249
                                                                                            ===========         ===========
     Net loss per share, diluted....................................................        $     (0.25)        $     (0.15)
                                                                                            ===========         ===========

(a)    not included if antidilutive

  As of December 31, 1999 and 1998, 2,719,394 and 922,616 options and warrants, respectively, were excluded from the weighted average common shares outstanding as their effect would be antidilutive.

Note D. Inventory
-----------------

  Inventory consists of the following:

                                                                    DECEMBER 31,               SEPTEMBER 30,
                                                                        1999                       1999
                                                                   -------------             --------------
Raw material...................................................      $3,294,832                $1,139,064
Work-in-process................................................       3,092,421                 2,199,199
Finished goods.................................................       1,800,187                   359,709
                                                                  -------------             -------------
                                                                     $8,187,440                $3,697,972
                                                                  =============              =============

                         SATCON TECHNOLOGY CORPORATION
  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note E. Comprehensive Income
----------------------------


  The Company's total comprehensive income is as follows:

                                                                          FOR THE THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                           1999                 1998
                                                                    -------------------  ------------------

Net loss..........................................................         $(2,543,182)        $(1,338,600)
                                                                           ===========         ===========

Other comprehensive loss, net of tax:
     Unrealized losses on securities..............................         $        --         $    (5,666)
     Foreign currency translation adjustment......................         $   (12,472)        $        --
                                                                           ===========         ===========
Other comprehensive loss..........................................         $   (12,472)        $    (5,666)
                                                                           ===========         ===========
Comprehensive loss................................................         $(2,555,654)        $(1,344,266)
                                                                           ===========         ===========


Note F. Segment Disclosures
---------------------------

  As of October 1, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products and services, geographical areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess their performance.

  The Company's organizational structure is based on strategic business units that offer various products to the principal markets in which the Company's products are sold. These business units equate to four reportable segments: contract engineering, power electronic products, motion-control products and test system products.

  The Company markets and provides contract engineering services. Film Microelectronics, Inc designs and manufactures power electronics products. The MagMotor Division specializes in the engineering and manufacturing of motion-control products. Ling Electronics designs, manufactures and markets test system products.

  The Company evaluates performance based on revenue and profit and loss from operations before income taxes, interest income, interest expense, other income and losses and loss from investment in Beacon, excluding the effects of amortization of intangible assets associated with acquisitions. Common costs not directly attributable to a particular segment are allocated among segments based on management's estimates.

                         SATCON TECHNOLOGY CORPORATION
  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


  The following is a summary of the Company's operations by operating segment:

                                                                                            FOR THE THREE MONTHS ENDED
                                                                                            --------------------------
                                                                                                   DECEMBER 31,
                                                                                                   ------------
                                                                                             1999                1998
                                                                                      ------------------  ------------------

  Revenue...........................................................................        $ 1,394,902         $ 1,730,572
                                                                                            -----------         -----------
  Loss from operations, net of goodwill amortization................................        $(1,132,470)        $  (232,507)
                                                                                            ===========         ===========

Power electronic products:
  Revenue...........................................................................        $ 1,808,008         $ 1,218,382
                                                                                            -----------         -----------
  Loss from operations, net of goodwill amortization................................        $  (377,783)        $  (112,395)
                                                                                            ===========         ===========

Motion-control products:
  Revenue...........................................................................        $   553,631         $   776,145
                                                                                            -----------         -----------
  (Loss)/income from operations, net of goodwill amortization.......................        $  (488,101)        $   127,803
                                                                                            ===========         ===========

Test system products:
  Revenue...........................................................................        $   799,866         $        --
                                                                                            -----------         -----------
  Loss from operations, net of goodwill amortization................................        $  (202,148)        $        --
                                                                                            ===========         ===========

  The following is a summary of the Company's long-lived assets by operating segment:

                                  DECEMBER 31,       SEPTEMBER 30,
                                -----------------  -----------------
                                      1999               1999
                                -----------------  -----------------
Contract engineering:
  Long-lived assets...........         $6,101,163         $1,717,228
                                       ----------         ----------
Power electronic products:
  Long-lived assets...........         $3,875,105         $3,978,027
                                       ----------         ----------
Motion-control products:
  Long-lived assets...........         $  836,084         $  863,661
                                       ----------         ----------
Test system products:
  Long-lived assets...........         $3,708,329         $       --
                                       ----------         ----------

  The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

                                                                                           FOR THE THREE MONTHS ENDED
                                                                                           --------------------------
                                                                                                  DECEMBER 31,
                                                                                                  ------------
                                                                                            1999               1998
                                                                                      -----------------  -----------------
Geographic:
  United States.....................................................................         $4,259,643         $3,725,099
  Europe............................................................................            161,665                 --
  Rest of world.....................................................................            135,099                 --
                                                                                             ----------         ----------
       Total revenue................................................................         $4,556,407         $3,725,099
                                                                                             ==========         ==========

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the caption "Factors Affecting Future Results" below and those set forth under the caption "Risk Factors" of the Company's Registration Statement on Form S-3, as amended (File No. 333-94859), filed with the Securities and Exchange Commission on February 8, 2000, which are expressly incorporated by reference herein.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, the percentage of revenue for certain items in the Company's Statement of Operations for each period:

                                                                                               FOR THE THREE MONTHS
                                                                                               ENDED  DECEMBER 31,
                                                                                   ----------------------------------------
                                                                                            1999                 1998
                                                                                   ----------------------------------------

Revenue................................................................                      100.0%               100.0%
Cost of revenue........................................................                       89.9                 76.6
Selling, general and administrative expenses...........................                       44.6                 26.6
Research and development expenses......................................                       13.8                  2.7
Goodwill amortization..................................................                        5.3                  2.1
Total operating expenses (excluding cost of revenue)...................                       63.7                 31.4
Operating loss.........................................................                      (53.6)                (7.9)
Loss from investment in Beacon Power Corporation.......................                       (2.9)               (28.6)
Other income/(loss)....................................................                       (0.1)                   -
Interest income........................................................                        0.7                  0.5
Interest expense.......................................................                       (0.0)                (0.0)
Net loss...............................................................                      (55.8%)              (35.9%)
 .

Three Months Ended December 31, 1999 ("Q1 2000") Compared to the Three Months
-----------------------------------------------------------------------------
Ended December 31, 1998 ("Q1 1999")
-----------------------------------

  Revenue. The Company's revenue increased approximately $831,000 or 22.3%, from Q1 1999 to Q1 2000. This increase is primarily due to additional revenue from Ling Electronics, Inc. and Ling Electronics, Ltd. (collectively, "Ling Electronics") of approximately $800,000. During Q1 2000, the Company acquired Ling Electronics, which designs, manufactures and markets test system products. The increase in revenue is also due to increase in revenue of manufactured products at Film Microelectronics, Inc., which designs and manufactures power electronics products, of approximately $590,000. The Company's telecommunications, high-speed data and power management products are experiencing growing demand. These increases were partially offset by decreases in revenue at the Technology Center, which markets and provides contract engineering services, of approximately $336,000 and at the MagMotor Division, which specializes in the engineering and manufacturing of motion-control products, of approximately $223,000. The decrease in revenue at the Technology Center was primarily the result of a decrease in contract revenue as the Company's efforts are being focused on developing smaller and more efficient power converter products for the fuel cell and micro turbine products. At the MagMotor Division, the decrease was the result of no revenue from the Company's Integrated Suspension and Motor systems for semiconductor manufacturing equipment. During December 1998, the Company delivered the initial order.

  Cost of revenue. Cost of revenue increased approximately $1,243,000 or 43.6%, from Q1 1999 to Q1 2000. The increase is primarily due to the additional cost of revenue from Ling Electronics of approximately $523,000. The increase in cost of revenue is also due to an increase in cost of revenue of manufactured products at Film Microelectronics, Inc. and the MagMotor Division of approximately $673,000 and $281,000, respectively. These increases were primarily the result of costs incurred for facilities and staffing. These increases were partially offset by decreases in cost of revenue at the Technology Center of approximately $234,000

  Selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $1,043,000 or 105.4% from Q1 1999 to Q1 2000. The increase is primarily due to the additional selling, general and administrative expenses from Ling Electronics of approximately $484,000. In addition, the Company had incurred costs for facilities and staffing to better position itself to meet future manufacturing demands for the Company's DC to AC Power Converters for on-site power generation.

  Research and development expenses. Research and development expenses increased approximately $528,000 or 523.4% from Q1 1999 to Q1 2000. The increase is attributable to the Technology Center's continued development of smaller and more efficient power converter products for the fuel cell and micro turbine products at the Technology Center.

  Goodwill amortization. Goodwill amortization increased approximately $165,000 or 212.0% from Q1 1999 to Q1 2000. This was primarily the result of amortization of goodwill recorded in connection with the acquisitions of Inductive Components Inc. and Lighthouse Software, Inc. in January 1999, Ling Electronics in October 1999 and certain intellectual property, equipment and other assets from Northrop Grumman Corporation in November 1999.

  Loss from Investment in Beacon Power Corporation. Loss from investment in Beacon Power Corporation decreased approximately $934,000 or 87.7% from Q1 1999 to Q1 2000. At December 31, 1999, the Company has recognized its share of Beacon's losses up to the amount of its actual investment.

  Interest income. Interest income increased approximately $14,000 or 68.4% from Q1 1999 to Q1 2000. The increase is the result of an increase in cash and cash equivalents being maintained in interest bearing accounts

  Interest expense. Interest expense increased approximately $1,000 from Q1 1999 to Q1 2000. The increase is the result of interest expense associated with capital leases entered into during fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES

  As of December 31, 1999, the Company's cash and cash equivalents were approximately $3,174,000, an increase of approximately $641,000 from September 30, 1999. Cash used in operating activities during Q1 2000 was approximately $1,678,000 as compared to cash used in operating activities of approximately $240,000 during Q1 1999. This was primarily the result of a net loss of approximately $2,743,000 during Q1 2000 offset by a decrease in accounts receivable.

  Cash used in investing activities during Q1 2000 was approximately $511,000. This relates primarily to the purchase of a promissory note with a principal amount of $333,333 and a warrant to purchase a number of shares of Beacon Class E Preferred Stock pursuant to the terms of a note and warrant purchase agreement.

  Cash provided by financing activities during Q1 2000 was approximately $2,841,000. During October 1999, the Company received an investment from Mechanical Technology Incorporated ("MTI") of $7,070,000 in the

Company. In consideration for MTI's investment, MTI received 1,030,000 shares of the Company's common stock, $.01 par value per share (the "Common Stock"), at a discounted price of approximately $6.80 per share, and warrants to purchase an additional 100,000 shares of the Company's Common Stock. MTI funded $2,570,000 of its investment in the Company on October 21, 1999 and received 370,800 shares and a warrant for 36,000 shares of the Company's Common Stock. MTI made the remaining investment of $4,500,000 on January 31, 2000 and received 659,200 shares of the Company's Common Stock and a warrant for 64,000 shares.

  During 1999, the Company granted options to purchase 755,000 shares of its Common Stock to consultants at prices ranging from $5.75 to $10.00 per share. As of December 31, 1999, the consultants exercised options to purchase 450,000, 50,000 and 10,000 shares at exercise prices of $7.00, $5.75 and $6.75 per share, respectively. As of December 31, 1999, the Company received approximately $1,333,000 of cash and the remaining amount due from the consultants is classified within stockholders' equity as amounts receivable from exercise of stock options. As of February 14, 2000, the consultants exercised options to purchase 450,000, 50,000, 50,000 and 100,000 shares at exercise prices of $7.00, $5.75, $6.75 and $10.00 per share, respectively. As of February 14, 2000, the Company received all of the remaining amounts due from these consultants.

  The Company has a $3,000,000 demand discretionary line of credit with a bank. The line of credit bears interest at the bank's prime rate plus 1 1/2% (10% as of December 31, 1999). Available borrowings are based on a formula of eligible accounts receivable and inventory. At December 31, 1999, there were no amounts outstanding under the line of credit.

  The Company anticipates that existing cash resources, cash flow from operations, proceeds from exercise of stock options, the availability of the demand discretionary line of credit and the outside funding by MTI will be sufficient to fund its operations at least through December 31, 2000. The Company's ability to generate cash from operations depends upon, among other things, revenue growth, its credit and payment terms with vendors, the collection of accounts receivable, and the availability of its demand discretionary line of credit. For additional cash resources, the Company is seeking to capitalize on the current market interest in the energy and power sectors by raising money through an underwritten public offering of its common stock. To date, the Company has engaged in preliminary discussions with several underwriters and has received preliminary interest from the underwriters. There can be no assurance that the Company will be able to consummate an underwritten public offering of its common shares, in a manner, of a size and/or on terms that are acceptable to it, or at all. Attempting to consummate an underwritten public offering by the Company, whether or not successful, will be expensive and will require significant demands from the Company's management.

  The Company currently has in effect a stock repurchase program which authorizes it to repurchase up to 5% of its outstanding Common Stock. Under the repurchase program, the Company is authorized to purchase shares of its Common Stock on the open market from time to time, depending on market conditions. As of September 30, 1999, 44,500 shares had been purchased by the Company under the repurchase program. There were no shares repurchased during Q1 2000.

EFFECTS OF INFLATION

  The Company believes that inflation and changing prices over the past three years have not had a significant impact on the Company's net sales and revenues or on income from continuing operations.

FACTORS AFFECTING FUTURE RESULTS

  The Company's future results remain difficult to predict and may be affected by a number of factors which could cause actual results to differ materially from forward-looking statements contained in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. These factors include business conditions within the aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive industries and the world economies as a whole, and competitive pressures that may impact research and development spending. The Company's revenue growth is dependent on technology developments and contract research and development for both the government and commercial sectors and no assurance can be given that such investments will continue or that the Company can successfully obtain such funds. In addition, the Company's future growth opportunities are dependent on the introduction of new products that must penetrate aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive market segments. No assurance can be given that new products can be developed, or if developed, will be successful; that competitors will not force prices to an unacceptably low level or take market share from the Company; or that the Company can achieve or maintain profits in these markets. Because of these and other factors, past financial performances should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the Company's stock price frequently experiences significant volatility. These factors also include, without limitation, those set forth under the caption "Risk Factors" of the Company's Registration Statement on Form S-3, as amended (File No. 333-94859), filed with the Securities and Exchange Commission on February 8, 2000, which are expressly incorporated by reference herein.

  On October 23, 1998, the Company granted the purchasers of Beacon class D preferred stock the right to cause the Company, under the circumstances described below, to purchase all of Beacon's shares issued to those purchasers and, upon exercise of this "put right," the Company must pay $4,750,000 (plus interest accruing at 12 1/2% per annum from October 23, 1998) in its Common Stock, valued at the average fair value for the fifteen trading days before and after notice of exercise of the put right. The put right is exercisable within sixty days of the second, third, fourth and fifth anniversary of the closing date of the transaction, upon certain events of bankruptcy of Beacon and upon the occurrence of certain going private transactions involving the Company. If the put right were to be exercised, the Company would most likely recognize a loss equal to the value of its Common Stock issued upon exercise of the put right.

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

EFFECTS OF YEAR 2000

  The Company has assessed its software systems and internal operations. The Company believes that it has resolved all potential Year 2000 issues and problems and, to the best of its knowledge, its systems are Year 2000 compliant. However, if the Company's systems do not operate properly with respect to date calculations involving the Year 2000 and subsequent dates, the Company could incur unanticipated expenses to remedy any problems, which could seriously harm its business. The Company may also experience reduced sales of its products as current or potential customers reduce their budgets due to increased expenditures on their own Year 2000 compliance efforts.

  Additionally, the Company relies on information technology supplied by third parties and its other business partners, including third-party distributors and consultants, who are also heavily dependent on information technology systems and on their own and third-party vendor systems. Year 2000 problems experienced by the Company or any of these third parties could materially adversely affect the Company's business. Prior versions of the Company's products may contain technology from third parties that is not Year 2000 compliant.

  Given the pervasive nature of the Year 2000 problem, the Company cannot guarantee that disruptions in other industries and market segments will not adversely affect its business. Moreover, the Company's costs related to Year 2000 compliance, which thus far have not been material, could ultimately be significant. In the event that the Company experiences unforeseen disruptions as a result of the Year 2000 problem, the Company's business could be seriously affected.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings:
  On November 6, 1999, APACE, Inc. ("APACE") commenced an action against the Company in the Supreme Court of the State of New York claiming that the Company had been awarded a "Prime Contract" by the Department of Energy and that the Company had failed or refused to negotiate a subcontract with APACE. APACE is seeking $1,000,000 in damages. The Company denies the allegations, has moved to stay the action and has filed for arbitration with the American Arbitration Association in Boston, Massachusetts. The American Arbitration Association has decided that the arbitration will go forward in Boston and not New York. In the meantime, APACE has requested that the court permit the action to go forward and for the arbitration to be stayed. At this time, the arbitration is still going forward in Boston, and an arbitrator has been selected. It is anticipated that a preliminary hearing will be scheduled shortly.

Item 2.  Changes in Securities and Use of Proceeds:

RECENT SALES OF UNREGISTERED SECURITIES

  On October 21, 1999, in connection with its acquisition of Ling Electronics, Inc. and Ling Electronics, Ltd., the Company issued 770,000 shares of its Common Stock to MTI, the parent entity of the two acquired entities. The common stock was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving a public offering.

  On October 21, 1999, in connection with an investment, the Company issued 370,800 shares of its Common Stock to Mechanical Technology Incorporated. In addition, the Company issued to MTI a warrant to purchase 36,000 shares of its Common Stock at an exercise price of $8.80 per share. This warrant expires on October 21, 2003. On January 31, 2000, in connection with a second closing of this investment, the Company issued 659,200 shares of its Common Stock and a warrant to purchase 64,000 shares of its Common Stock at an exercise price of $8.80 per share. This warrant expires on January 31, 2004. Both the common stock and the warrants were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

  On November 16, 1999, the Company issued 578,761 shares of its Common Stock to NGC in exchange for certain intellectual property, equipment and other assets which were used by NGC in connection with its power electronics products business. In addition, the Company issued to NGC a warrant to purchase 100,000 shares of its Common Stock at an exercise price of $9.725 per share. In connection with this transaction, on February 4, 2000, the Company issued to NGC an additional warrant to purchase 100,000 shares of its Common Stock at an exercise price of $9.725 per share. These warrants expire on December 31, 2006. Both the Common Stock and the warrants were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

Item 3.  Defaults upon Senior Securities:
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:
Not applicable.

Item 5.  Other Information:
Not applicable.

Item 6  Exhibits and Reports on Form 8-K:
(a) Exhibits

10.41 Promissory Note, dated October 6, 1999, made in favor of the Registrant by Michael C. Turmelle in the amount of $10,000, together with Promissory Note, dated December 6, 1999, made in favor of the Registrant by Michael
       C. Turmelle in the amount of $75,000.
10.42 Senior Secured Convertible Promissory Note, dated January 7, 2000, made in favor of the Registrant by Beacon Power Corporation in the amount of $200,000.
10.43 Stock Purchase Warrant issued on February 4, 2000 by the Registrant to Northrop Grumman Corporation.
27     Financial Data Schedule
99     Risk Factors

(b) Reports on Form 8-K

  On November 5, 1999, the Registrant filed a Current Report on Form 8-K, dated October 21, 1999, in connection with its acquisition of Ling Electronics, Inc. and Ling Electronics, Ltd. from Mechanical Technology Incorporated and an investment by Mechanical Technology Incorporated of approximately $7,000,000.

  On November 24, 1999, the Registrant filed a Current Report on Form 8-K, dated November 16, 1999, in connection with its purchase of certain intellectual property, equipment and other assets from Northrop Grumman Corporation.

  On January 4, 2000, the Registrant filed a Current Report on Form 8-K/A, dated October 21, 1999, in connection with its acquisition of Ling Electronics, Inc. and Ling Electronics, Ltd. from Mechanical Technology Incorporated.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SATCON TECHNOLOGY CORPORATION


Date:  February 14, 2000                     By:  /s/ Sean Moran
                                                  ---------------------
                                                  Sean Moran, Chief Financial
                                                  Officer
                                                  (Principal Financial and
                                                  Accounting Officer)