Form 10-Q
period 2000-03-31
SATCON TECHNOLOGY CORP
filed 2000-05-15
CIK 889423

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                         COMMISSION FILE NUMBER 1-11512

                            ------------------------

                         SATCON TECHNOLOGY CORPORATION

             (Exact name of registrant as specified in its charter)

                            ------------------------

     State of Incorporation: DELAWARE    I.R.S. Employer ID. No.: 04-2857552

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

                         Common Stock, $0.01 Par Value,
                13,698,466 shares outstanding as of May 5, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                         PART I: FINANCIAL INFORMATION

                                                                PAGE
                                                              --------
ITEM 1: FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited).....................      1
Consolidated Statements of Operations (Unaudited)...........      2
Consolidated Statement of Changes in Stockholders' Equity
  (Unaudited)...............................................      3
Consolidated Statements of Cash Flows (Unaudited)...........      4
Notes to Interim Consolidated Financial Statements
  (Unaudited)...............................................      5

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................     11

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................     15

                      PART II: OTHER INFORMATION

Item 1. Legal Proceedings...................................     16
Item 2. Changes in Securities and Use of Proceeds...........     16
Item 3. Defaults Upon Senior Securities.....................     16
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     16
Item 5. Other Information...................................     17
Item 6. Exhibits and Reports on Form 8-K....................     17

Signature...................................................     18
Exhibit Index...............................................     19

                         SATCON TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,     SEPTEMBER 30,
                                                                  2000           1999
                                                              ------------   -------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  9,746,244   $  2,533,072
  Accounts receivable, net of allowance of $441,208 at
    March 31, 2000 and $386,686 at September 30, 1999.......     6,623,053      2,799,143
  Unbilled contract costs and fees, net of allowance of
    $746,121 at March 31, 2000 and September 30, 1999.......     1,255,581      1,462,201
  Inventory.................................................     7,613,256      3,697,972
  Loan to Beacon Power Corporation..........................       300,000             --
  Prepaid expenses and other current assets.................       535,771        349,070
                                                              ------------   ------------
  Total current assets......................................    26,073,905     10,841,458
  Property and equipment, net...............................     4,585,628      3,260,632
  Intangibles, net..........................................     9,732,692      3,194,609
  Other long-term assets....................................       219,771        103,675
                                                              ------------   ------------
    Total assets............................................  $ 40,611,996   $ 17,400,374
                                                              ============   ============
  LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                     STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,443,741   $  1,563,605
  Accrued payroll and payroll related expenses..............     1,015,331        479,888
  Deferred revenue..........................................       436,375        113,179
  Accrued loss in investment in Beacon Power Corporation....            --        202,829
  Other accrued expenses....................................     1,135,425        620,874
  Current portion of long-term debt.........................        16,848         16,226
                                                              ------------   ------------
    Total current liabilities...............................     4,047,720      2,996,601
Long-term liabilities:
  Long-term debt, net of current portion....................        25,602         33,871
  Other long-term liabilities...............................        29,735         29,735
                                                              ------------   ------------
    Total long-term liabilities.............................        55,337         63,606
Redeemable convertible preferred stock......................            --      4,894,112
Stockholders' equity:
  Preferred stock; $.01 par value, 1,000,000 shares
    authorized; none and 8,000 shares Series A redeemable
    convertible preferred stock issued and outstanding at
    March 31, 2000 and September 30, 1999, respectively.....            --             --
  Common stock, $.01 par value, 25,000,000 shares
    authorized; 13,663,382 and 9,617,009 shares issued at
    March 31, 2000 and September 30, 1999, respectively.....       136,634         96,170
  Additional paid-in capital................................    68,115,179     37,074,161
  Shares held in escrow, at market value; 42,860 shares at
    March 31, 2000 and September 30, 1999...................    (1,117,039)      (428,600)
  Amounts receivable from exercise of stock options.........      (700,001)    (1,816,667)
  Accumulated deficit.......................................   (29,656,796)   (25,229,305)
  Accumulated other comprehensive loss......................       (19,334)            --
  Treasury stock, at cost; 44,500 shares at March 31, 2000
    and September 30, 1999..................................      (249,704)      (249,704)
                                                              ------------   ------------
    Total stockholders' equity..............................    36,508,939      9,446,055
                                                              ------------   ------------
      Total liabilities, redeemable convertible preferred
        stock and stockholders' equity......................  $ 40,611,996   $ 17,400,374
                                                              ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     MARCH 31,                   MARCH 31,
                                             -------------------------   -------------------------
                                                2000          1999          2000          1999
                                             -----------   -----------   -----------   -----------
Product revenue............................  $ 5,648,570   $ 1,772,226   $ 8,810,075   $ 3,766,753
Funded research and development revenue....    1,895,857     1,889,994     3,290,759     3,620,566
                                             -----------   -----------   -----------   -----------
  Total revenue............................    7,544,427     3,662,220    12,100,834     7,387,319
Cost of product revenue....................    4,885,985     1,915,144     7,887,163     3,438,821
                                             -----------   -----------   -----------   -----------
Gross margin...............................    2,658,442     1,747,076     4,213,671     3,948,498
Selling, general and administrative
  expenses.................................    2,420,168     1,028,748     4,452,704     2,018,328
Research and development expenses..........    1,892,822     1,465,434     3,616,017     2,894,375
Amortization of intangibles................      328,955        94,035       571,563       171,793
                                             -----------   -----------   -----------   -----------
Total operating expenses...................    4,641,945     2,588,217     8,640,284     5,084,496
                                             -----------   -----------   -----------   -----------
Operating loss.............................   (1,983,503)     (841,141)   (4,426,613)   (1,135,998)
Loss from Investment in Beacon Power
  Corporation..............................           --      (424,173)     (130,504)   (1,488,183)
Other income/(loss)........................       14,308        (9,012)       11,525        (9,012)
Interest income............................       86,033        11,803       120,156        32,070
Interest expense...........................       (1,147)      (28,548)       (2,055)      (28,548)
                                             -----------   -----------   -----------   -----------
Net loss...................................   (1,884,309)   (1,291,071)   (4,427,491)   (2,629,671)
Accretion of redeemable convertible
  preferred stock discount.................   (2,949,944)           --    (3,105,888)           --
                                             -----------   -----------   -----------   -----------
Net loss attributable to common
  stockholders.............................  $(4,834,253)  $(1,291,071)  $(7,533,379)  $(2,629,671)
                                             ===========   ===========   ===========   ===========
Net loss per weighted average share, basic
  and diluted..............................  $     (0.39)  $     (0.14)  $     (0.65)  $     (0.29)
                                             ===========   ===========   ===========   ===========
Weighted average number of common shares,
  basic and diluted........................   12,398,497     9,059,082    11,595,763     9,019,666
                                             ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                   AMOUNTS
                                                                                                 RECEIVABLE
                                                                         COMMON      COMMON         FROM
                                                          ADDITIONAL     SHARES       STOCK      EXERCISE OF
                                    COMMON      COMMON      PAID-IN     HELD IN      HELD IN        STOCK      ACCUMULATED
                                    SHARES      STOCK       CAPITAL      ESCROW      ESCROW        OPTIONS       DEFICIT
                                  ----------   --------   -----------   --------   -----------   -----------   ------------
Balance, September 30, 1999.....   9,617,009   $96,170    $37,074,161    42,860    $  (428,600)  $(1,816,667)  $(25,229,305)
Net loss........................          --        --             --        --             --            --    (4,427,491)
Common stock issued in
  connection with Ling
  acquisition...................     770,000     7,700      7,748,656        --             --            --            --
Common stock issued in
  connection with MTI
  investment....................   1,030,000    10,300      6,964,926        --             --            --            --
Common stock issued in
  connection with NGC
  acquisition...................     578,761     5,788      5,465,770        --             --            --            --
Conversion of redeemable
  preferred stock into common
  stock.........................   1,025,641    10,256      7,989,744        --             --            --            --
Exercise of common stock
  options.......................     623,971     6,240      4,962,978        --             --     1,116,666            --
Exercise of common stock
  warrants......................      18,000       180        140,220        --             --            --            --
Valuation adjustment for common
  stock held in escrow..........          --        --        688,439        --       (688,439)           --            --
Amortization of deferred
  consulting expense related to
  shares held in escrow.........          --        --        186,173        --             --            --            --
Accretion of redeemable
  convertible preferred stock
  discount......................          --        --     (3,105,888)       --             --            --            --
Foreign currency translation
  adjustment....................          --        --             --        --             --            --            --
                                  ----------   --------   -----------    ------    -----------   -----------   ------------
Balance, March 31, 2000.........  13,663,382   $136,634   $68,115,179    42,860    $(1,117,039)  $  (700,001)  $(29,656,796)
                                  ==========   ========   ===========    ======    ===========   ===========   ============


                                   ACCUMULATED
                                      OTHER                                  TOTAL
                                  COMPREHENSIVE    TREASURY   TREASURY    STOCKHOLDERS
                                       LOSS         SHARES      STOCK        EQUITY
                                  --------------   --------   ---------   ------------
Balance, September 30, 1999.....           --       44,500    $(249,704)  $ 9,446,055
Net loss........................           --           --           --    (4,427,491)
Common stock issued in
  connection with Ling
  acquisition...................           --           --           --     7,756,356
Common stock issued in
  connection with MTI
  investment....................           --           --           --     6,975,226
Common stock issued in
  connection with NGC
  acquisition...................           --           --           --     5,471,558
Conversion of redeemable
  preferred stock into common
  stock.........................           --           --           --     8,000,000
Exercise of common stock
  options.......................           --           --           --     6,085,884
Exercise of common stock
  warrants......................           --           --           --       140,400
Valuation adjustment for common
  stock held in escrow..........           --           --           --            --
Amortization of deferred
  consulting expense related to
  shares held in escrow.........           --           --           --       186,173
Accretion of redeemable
  convertible preferred stock
  discount......................           --           --           --    (3,105,888)
Foreign currency translation
  adjustment....................      (19,334)          --           --       (19,334)
                                     --------       ------    ---------   -----------
Balance, March 31, 2000.........     $(19,334)      44,500    $(249,704)  $36,508,939
                                     ========       ======    =========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                              SIX MONTHS ENDED MARCH 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(4,427,491)   $(2,629,671)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization.........................      977,691        467,089
      Allowance for doubtful accounts.......................       54,522         48,164
      Allowance for inventory excess and obsolescence.......      150,000        491,071
      Loss from investment in Beacon Power Corporation......      130,504      1,488,183
      Loss on sale of marketable securities.................           --          9,012
      Non-cash compensation expense related to issuance of
        common stock options to non-employees...............           --         56,362
      Non-cash compensation expense related to common stock
        held in escrow......................................      186,173             --
    Changes in operating assets and liabilities, net of
      effects of acquisitions:
      Accounts receivable...................................   (1,941,409)        34,420
      Unbilled contract costs and fees......................      206,620     (1,357,776)
      Prepaid expenses and other current assets.............       73,538            390
      Inventory.............................................      268,707     (1,413,350)
      Other long-term assets................................      (76,281)       554,131
      Accounts payable......................................     (761,551)        14,115
      Accrued expenses and payroll..........................       47,920        127,789
      Other liabilities.....................................      309,696         39,478
                                                              -----------    -----------
    Total adjustments.......................................     (373,870)       559,078
                                                              -----------    -----------
Net cash used in operating activities.......................   (4,801,361)    (2,070,593)
                                                              -----------    -----------

Cash flows from investing activities:
  Sales and maturities of marketable securities.............           --        262,504
  Patent and intangible expenditures........................      (94,718)       (40,167)
  Purchase of property and equipment........................     (368,076)      (196,170)
  Cash used in acquisitions.................................      (24,054)      (245,876)
  Loan to Beacon Power Corporation..........................     (300,000)            --
  Investment in Beacon Power Corporation....................     (333,333)       (30,000)
                                                              -----------    -----------
Net cash used in investing activities.......................   (1,120,181)      (249,709)
                                                              -----------    -----------

Cash flows from financing activities:
  Borrowings under line of credit...........................           --      1,521,481
  Repayment of borrowings...................................       (7,647)      (100,000)
  Net proceeds from issuance of common stock................    6,975,226             --
  Proceeds from exercise of stock options and warrants......    6,226,284             --
  Purchase of treasury stock................................           --        (76,628)
  Deferred financing fees...................................      (39,815)            --
                                                              -----------    -----------
Net cash provided by financing activities...................   13,154,048      1,344,853
                                                              -----------    -----------
Effect of foreign currency exchange rates on cash and cash
  equivalents...............................................      (19,334)            --
                                                              -----------    -----------
Net increase/(decrease) in cash and cash equivalents........    7,213,172       (975,449)
Cash and cash equivalents at beginning of period............    2,533,072      1,201,610
                                                              -----------    -----------
Cash and cash equivalents at end of period..................  $ 9,746,244    $   226,161
                                                              ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its majority-owned subsidiaries (collectively, the "Company") as of March 31, 2000 and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. Operating results for the three-month and six-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

NOTE B.  SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

    Revenue from manufactured products is recognized upon shipment, or if the product requires installation, then revenue is recognized upon installation of the product. The Company provides for a warranty reserve at the time the product revenue is recognized.

    The Company performs funded research and development in collaboration with third parties under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each form of contract, the Company receives periodic progress payments or payment upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs indicate a loss, a provision for the entire loss on the contract is recorded.

    Deferred revenue consists of payments received from customers in advance of services performed, product shipped or installation completed.

    Unbilled contract costs and fees represent revenue recognized in excess of amounts billed due to contractual provisions or deferred costs that have not yet been recognized as revenue or billed to the customer. These amounts included retained fee and unliquidated costs totaling $163,689 and $282,746 at March 31, 2000 and September 30, 1999, respectively.

RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform to current year presentations. For all periods presented, expenses associated with funded research and development activities have been reclassified as research and development expenses from cost of revenue.

                         SATCON TECHNOLOGY CORPORATION

NOTE C.  SIGNIFICANT EVENTS

INVESTMENT IN BEACON POWER CORPORATION ("BEACON")

    During the six months ended March 31, 2000 and 1999, the Company recorded losses from its investment in Beacon of $130,504 and $1,488,183, respectively.

    At March 31, 2000, the Company's investment in Beacon had been reduced to zero. On January 7, 2000, the Company purchased from Beacon a convertible promissory note with a principal amount of $200,000. The note bore interest at 12 1/2% per annum and was repaid on February 14, 2000. On February 25, 2000, the Company purchased from Beacon a convertible promissory note with a principal amount of $300,000 due and payable on the earlier of (i) the maturity date, as defined (the "Maturity Date"), or (ii) upon the occurrence of an event of default by Beacon. The note bears interest at 12 1/2% per annum; provided, that if the note is not repaid in full on or prior to the Maturity Date, the interest rate increases to 15% per annum (the "February 25, 2000 Note"'). Interest on the February 25, 2000 Note is due and payable on the Maturity Date. At March 31, 2000 the Company did not accrue losses up to $300,000 relating to its share of Beacon's losses incurred through March 31, 2000, as those amounts, including interest, were repaid on April 27, 2000.

INVESTMENT FROM MECHANICAL TECHNOLOGY INCORPORATED

    On October 21, 1999, the Company received a $7,070,000 investment from Mechanical Technology Incorporated ("MTI"). In consideration for MTI's investment, MTI received 1,030,000 shares of the Company's common stock, $.01 par value per share (the "Common Stock"), at a discounted price of approximately $6.80 per share, and warrants to purchase an additional 100,000 shares of the Company's Common Stock at an exercise price of $8.80 per share. MTI funded $2,570,000 of its investment in the Company on October 21, 1999 and received 370,800 of the 1,030,000 shares of the Company's Common Stock and a warrant to purchase 36,000 of the 100,000 shares of the Company's Common Stock. MTI made the remaining investment on January 31, 2000 of $4,500,000 and received the remaining 659,200 shares of the Company's Common Stock and a warrant to purchase the remaining 64,000 shares of the Company's Common Stock. The Company incurred approximately $95,000 of legal, accounting, consultation and filing fees in connection with this transaction. In addition, the Company received a warrant to purchase 36,000 shares of MTI's Common Stock on October 21, 1999 and a warrant to purchase 64,000 shares of MTI's Common Stock on January 31, 2000 at exercise prices of $37.66 per share.

ACQUISITIONS

    On October 21, 1999, the Company acquired Ling Electronics, Inc. and Ling Electronics, Ltd. (collectively, "Ling Electronics") from MTI. In consideration for the acquisition of Ling Electronics, MTI received $70,000 and 770,000 shares of the Company's Common Stock valued at $9.8438 per share or

                         SATCON TECHNOLOGY CORPORATION

$7,579,726. In addition, the Company has incurred approximately $177,000 of legal, accounting, consultation and filing fees as a cost of this transaction. The purchase price of the acquisition has been allocated as follows:

Cash and cash equivalents...................................  $   45,946
Accounts receivable.........................................   1,937,023
Inventory...................................................   3,127,991
Prepaid expenses and other assets...........................     260,239
Property and equipment......................................     250,000
Intangibles.................................................   3,754,910
Accounts payable............................................     641,687
Accrued payroll and payroll related expenses................     334,129
Deferred revenue............................................      13,500
Other accrued expenses......................................     560,437

    The following unaudited pro forma financial information combines the Company's and Ling Electronics' results of operations as if the acquisition had taken place on October 1, 1998. The pro forma results are not necessarily indicative of what the results of operations actually would have been if the transaction had occurred on the applicable dates indicated and are not intended to be indicative of future results of operations.

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     MARCH 31,                   MARCH 31,
                                             -------------------------   -------------------------
                                                2000          1999          2000          1999
                                             -----------   -----------   -----------   -----------
Revenue....................................  $ 7,544,427   $ 5,837,220   $12,240,423   $11,499,319
Operating loss.............................  $(1,983,503)  $(1,160,905)  $(4,746,818)  $(1,703,206)
Net loss...................................  $(1,884,309)  $(1,620,835)  $(4,746,375)  $(3,199,879)
Net loss attributable to common
  stockholders.............................  $(4,834,253)  $(1,620,835)  $(7,852,263)  $(3,199,879)
Net loss per share, basic and diluted......       $(0.39)       $(0.18)       $(0.68)       $(0.35)

    On November 16, 1999, the Company purchased certain intellectual property, equipment and other assets from Northrop Grumman Corporation ("NGC"). These assets were used by NGC in connection with its power electronics product business. The Company also entered into (i) a sublease with NGC pursuant to which it agreed to a five-year sublease for approximately 14,863 square feet of rentable space in the Baltimore, Maryland area and (ii) a three-year Transition Services Agreement providing the Company access to certain test facilities and personnel of NGC on a fee basis. In consideration for these foregoing assets and agreements, NGC received 578,761 shares of the Company's Common Stock value at $8.3438 per share or $4,829,066. In addition, the Company issued to NGC a warrant to purchase an additional 100,000 shares of the Company's Common Stock at an exercise price of $9.725 per share. The Company has recorded the fair value of this warrant, as determined by the Black-Scholes option pricing model, of approximately $631,000 and approximately $119,000 of legal, accounting, consultation and filing fees as a cost of this transaction. On February 4, 2000, the Company issued to NGC an additional warrant to purchase 100,000 shares of the Company's Common Stock at an exercise price of $9.725 per share. This

                         SATCON TECHNOLOGY CORPORATION
warrant is exercisable upon the occurrence of certain defined events. The purchase price of the asset purchase has been allocated as follows:

Inventory...................................................  $1,206,000
Property and equipment......................................   1,091,643
Intangibles.................................................   3,281,423

    The pro forma financial information has not been presented, as the Company views this transaction as the purchase of assets rather than as a business combination.

PREFERRED STOCK CONVERSION

    On March 7, 2000, the preferred stockholders elected to convert all 8,000 shares of the redeemable preferred stock into 1,025,641 shares of the Company's Common Stock, which resulted in the accretion of an additional $2,789,031 of the discount on redeemable preferred stock during the three months ended March 31, 2000.

NOTE D.  LOSS PER SHARE

    The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    MARCH 31,                   MARCH 31,
                                            -------------------------   -------------------------
                                               2000          1999          2000          1999
                                            -----------   -----------   -----------   -----------
Net loss attributable to common
  stockholders............................  $(4,834,253)  $(1,291,071)  $(7,533,379)  $(2,629,671)
BASIC:
Common shares outstanding, beginning of
  period..................................   11,309,210     8,978,249     9,529,649     8,990,249
Weighted average common shares issued
  during the period.......................    1,089,287        83,333     2,066,114        41,667
Weighted average shares repurchased during
  the period..............................           --        (2,500)           --       (12,250)
                                            -----------   -----------   -----------   -----------
Weighted average shares
  outstanding--basic......................   12,398,497     9,059,082    11,595,763     9,019,666
                                            ===========   ===========   ===========   ===========
Net loss per weighted average share,
  basic...................................       $(0.39)       $(0.14)       $(0.65)       $(0.29)
                                            ===========   ===========   ===========   ===========
DILUTED:
Weighted average shares
  outstanding--basic......................   12,398,497     9,059,082    11,595,763     9,019,666
Weighted average common stock
  equivalents (a).........................           --            --            --            --
                                            -----------   -----------   -----------   -----------
Weighted average shares
  outstanding--diluted....................   12,398,497     9,059,082    11,595,763     9,019,666
                                            ===========   ===========   ===========   ===========
Net loss per weighted average share,
  diluted.................................       $(0.39)       $(0.14)       $(0.65)       $(0.29)
                                            ===========   ===========   ===========   ===========

------------------------

(a) As of March 31, 2000 and 1999, 2,646,624 and 1,374,616 common stock equivalents, respectively, were excluded from the weighted average common shares outstanding as their effect would be antidilutive.

                         SATCON TECHNOLOGY CORPORATION

NOTE E.  INVENTORY

    Inventory consists of the following:

                                                              MARCH 31,    SEPTEMBER 30,
                                                                 2000          1999
                                                              ----------   -------------
Raw material................................................  $3,133,147    $1,139,064
Work-in-process.............................................   2,796,395     2,199,199
Finished goods..............................................   1,683,714       359,709
                                                              ----------    ----------
                                                              $7,613,256    $3,697,972
                                                              ==========    ==========

NOTE F.  COMPREHENSIVE LOSS

    The Company's total comprehensive loss is as follows:

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     MARCH 31,                   MARCH 31,
                                             -------------------------   -------------------------
                                                2000          1999          2000          1999
                                             -----------   -----------   -----------   -----------
Net loss...................................  $(1,884,309)  $(1,291,071)  $(4,427,491)  $(2,629,671)
                                             ===========   ===========   ===========   ===========

Other comprehensive income/(loss), net of
  tax:
Unrealized gains/(losses) on securities....           --           961            --        (4,705)
Foreign currency translation adjustment....       (6,862)           --       (19,334)           --
                                             -----------   -----------   -----------   -----------
Other comprehensive income/(loss)..........       (6,862)          961       (19,334)       (4,705)
                                             -----------   -----------   -----------   -----------
Comprehensive loss.........................  $(1,891,171)  $(1,290,110)  $(4,446,825)  $(2,634,376)
                                             ===========   ===========   ===========   ===========

NOTE G.  SEGMENT DISCLOSURES

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

    The Company's organizational structure is based on strategic business units that offer various products to the principal markets in which the Company's products are sold. These business units equate to three reportable segments: research and development, power electronic products and motion control products.

    The Company provides research and development services in collaboration with third-parties. Film Microelectronics, Inc designs and manufactures power electronics products. The MagMotor Division and Ling Electronics specializes in the engineering and manufacturing of motion control products.

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

                         SATCON TECHNOLOGY CORPORATION

    The following is a summary of the Company's operations by operating segment:

                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      MARCH 31,                  MARCH 31,
                                               ------------------------   ------------------------
                                                  2000          1999         2000          1999
                                               -----------   ----------   -----------   ----------
Research and development:
  Product revenue............................  $    62,486   $       --   $    62,486   $       --
  Funded research and development revenue....    1,895,857    1,889,994     3,290,759    3,620,566
                                               -----------   ----------   -----------   ----------
    Total revenue............................  $ 1,958,343   $1,889,994   $ 3,353,245   $3,620,566
                                               -----------   ----------   -----------   ----------
  Loss/(income) from operations, net of
    goodwill amortization....................  $  (414,428)  $   28,652   $(1,546,898)  $ (203,855)
                                               ===========   ==========   ===========   ==========

Power electronic products:
  Product revenue............................  $ 1,701,393   $1,270,434   $ 3,509,401   $2,488,816
                                               -----------   ----------   -----------   ----------
  Loss from operations, net of goodwill
    amortization.............................  $(1,005,793)  $ (561,375)  $(1,383,576)  $ (673,770)
                                               ===========   ==========   ===========   ==========

Motion control products:
  Product revenue............................  $ 3,884,691   $  501,792   $ 5,238,188   $1,277,937
                                               -----------   ----------   -----------   ----------
  Loss from operations, net of goodwill
    amortization.............................  $  (234,327)  $ (214,383)  $  (924,576)  $  (86,580)
                                               ===========   ==========   ===========   ==========

    The following is a summary of the Company's long-lived assets by operating segment:

                                                      MARCH 31,    SEPTEMBER 30,
                                                         2000          1999
                                                      ----------   -------------
Research and development:
  Long-lived assets.................................  $6,164,623    $1,717,228
                                                      ----------    ----------
Power electronic products:
  Long-lived assets.................................  $3,738,747    $3,978,027
                                                      ----------    ----------
Motion control products:
  Long-lived assets.................................  $4,634,721    $  863,661
                                                      ----------    ----------

    The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      MARCH 31,                 MARCH 31,
                                               -----------------------   ------------------------
                                                  2000         1999         2000          1999
                                               ----------   ----------   -----------   ----------
Revenue by geographic region:
  United States..............................  $6,887,982   $3,662,220   $11,147,625   $7,387,319
  Europe.....................................     217,735           --       379,400           --
  Asia.......................................     395,324           --       426,241           --
  Rest of world..............................      43,386           --       147,568           --
                                               ----------   ----------   -----------   ----------
    Total revenue............................  $7,544,427   $3,662,220   $12,100,834   $7,387,319
                                               ==========   ==========   ===========   ==========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. The factors include, without limitation, those set forth under the caption "Risk Factors" of the Company's Registration on Form S-3, as amended (File
No. 333-94859), filed with the Securities and Exchange Commission on February 8, 2000, which are expressly incorporated by reference herein.

OVERVIEW

    SatCon Technology Corporation (the "Company" or "SatCon") develops enabling technologies for the emerging distributed power generation and power quality markets. SatCon also manufactures power and energy management products that convert, condition, store and manage electricity for businesses and consumers that require high-quality, uninterruptible power. SatCon is utilizing its engineering and manufacturing expertise to develop products to serve the distributed power generation and power quality markets, including products for fuel cell and microturbine power generation systems, hybrid-electric vehicles and flywheel energy storage systems. SatCon believes the family of products it is developing will be integral components of distributed power generation and power quality systems.

    In the past three years, SatCon has expanded its business and capabilities through the following acquisitions:

    - K&D MagMotor Corp.--a manufacturer of custom electric motors, acquired in January 1997.

    - Film Microelectronics, Inc.--a manufacturer of hybrid microelectronics, acquired in April 1997.

    - Inductive Components, Inc.--a value-added supplier of customized electric motors, acquired in January 1999.

    - Lighthouse Software, Inc.--a supplier of control software for machine tools, acquired in January 1999.

    - HyComp, Inc.--a manufacturer of electronic multi-chip modules, acquired in April 1999.

    - Ling Electronics, Inc.--a manufacturer of test equipment, power converters, amplifiers and converters, acquired in October 1999.

All of these acquisitions were accounted for using the purchase method of accounting. In addition, in November 1999, the Company acquired intellectual property, tooling and other assets from Northrop Grumman Corporation enabling the Company to manufacture and sell electric drivetrains.

    On May 20, 1997, the Company formed Beacon Power Corporation ("Beacon"). On October 23, 1998, Beacon completed a $4.8 million private placement of its class D preferred stock and warrants to third-party investors, and the Company relinquished significant control of Beacon. From June 1999 through March 31, 2000, Beacon was financed through the issuance of approximately $4.7 million of bridge notes and warrants to its investors, including $1.0 million from the Company. On April 7, 2000, Beacon issued 1,226,141 shares of its class E preferred stock and 306,535 class E warrants in exchange for the conversion of all of its outstanding bridge notes of which the Company received 347,407 shares of Beacon's class E preferred stock and 86,852 class E warrants. On April 21, 2000, Beacon raised an additional

$4.1 million through the sale of additional bridge notes that are convertible into Beacon's class F preferred stock. The Company did not participate in this financing.

    The results of the Company's operations include 100% of the results of Beacon from May 28, 1997 to October 23, 1998. As a result of the additional investment in Beacon by outside third parties on October 23, 1998, the Company began accounting for its investment in Beacon using the equity method. From the period from October 23, 1998 to March 31, 1999, the Company included 50% of Beacon's operating losses in its results. In June 1999, Beacon received $3.0 million of additional financing, including $1.0 million from the Company. As a result of this additional financing, the Company has included 33% of Beacon's operating losses in its results from June 1999 through December 31, 1999. As of December 31, 1999, the book value of the Company's investment in Beacon had been reduced to zero, and its share of Beacon's losses have exceeded its investment as of that date. As of March 31, 2000, the Company has no obligations to provide any additional funding to Beacon.

    The Company performs funded research and development in collaboration with third parties under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs, an in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in fees depending on how costs compare with a budget. On fixed-price contracts, revenue is recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. Revenue from manufactured products is recognized upon shipment, or, if the product requires installation, the revenue is recognized upon installation of the product.

    The Company has incurred significant costs to develop its technology and products. These cost have exceeded total revenue. As a result, the Company has incurred net losses in each of the past five fiscal years and for the six months ended March 31, 2000. As of March 31, 2000, the Company had an accumulated deficit of $29.7 million. The Company intends to significantly increase its capital expenditures and operating expenses to rapidly expand its manufacturing capabilities and for general corporate purposes, including product development activities, sales and marketing and administrative activities. Because the Company expects to continue to invest in its business ahead of anticipated future revenues, the Company expects to incur operating losses for at least the next two years.

RESULTS OF OPERATIONS

    COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

    PRODUCT REVENUE. Product revenue increased by $3.9 million or 219% from $1.8 million to $5.6 million. This increase was attributable to $2.7 million in revenue from Ling Electronics and a $1.1 million increase in revenue from the Company's microelectronics products, high performance motors and magnetic levitation products.

    FUNDED RESEARCH AND DEVELOPMENT REVENUE. Funded research and development revenue was substantially unchanged at $1.9 million for each period. During the three months ended March 31, 2000 the Company devoted more resources to internally funded research and development programs including development of power conversion products for the distributed power generation market.

    GROSS MARGIN. Gross margin increased by $911,000 or 52% from $1.7 million to $2.7 million. Gross margin from products increased by $906,000 and gross margin from product revenue as a percentage of product revenue increased to 14% from (8%). The improvement in gross margin from product revenue as a percentage of revenue is due to improved plant utilization at MagMotor due to higher revenue and gross margin from Ling Electronics.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.4 million or 135% from $1.0 million to $2.4 million. The increase was primarily due to the inclusion of $725,000 of costs from Ling Electronics, $300,000 of costs for facilities and staffing in an effort to meet expected growth and demand for our products and in 1999, the deferral of $400,000 of costs associated with a research and development contract.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $427,000 or 29% from $1.5 million to $1.9 million. The increase was attributable to the Company's increased focus on internally funded research and development projects including the development of power conversion products for the distributed power generation market.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased by $235,000 or 250% from $94,000 to $329,000. This increase was the result of amortization of intangibles recorded in connection with the acquisitions of Inductive and Lighthouse in January 1999, Ling Electronics in October 1999 and certain intellectual property and other intangible assets from Northrop Grumman Corporation in November 1999.

    LOSS FROM INVESTMENT IN BEACON POWER CORPORATION. For the three months ended March 31, 2000 the Company did not record a loss from its investment in Beacon Power Corporation. For the three months ended March 31, 1999, the Company recorded a loss of $424,000. As of December 31, 1999, the Company's investment in Beacon had been reduced to zero and no additional losses were recorded during the period from January 1, 2000 through March 31, 2000.

    OTHER INCOME (EXPENSE), NET. Other income, net increased to $99,000 from $26,000 of other expense, net. The increase was the result of an increase in cash and cash equivalents being maintained in interest bearing accounts, offset by interest expense associated with capital leases entered into during fiscal year 1999.

    COMPARISON OF SIX MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

    PRODUCT REVENUE. Product revenue increased by $5.0 million or 134% from $3.8 million to $8.8 million. This increase was attributable to $3.5 million in revenue from Ling Electronics and a $1.5 million increase in revenue from the Company's microelectronics products, high performance motors and magnetic levitation products.

    FUNDED RESEARCH AND DEVELOPMENT REVENUE. Funded research and development revenue decreased by $330,000 or 9% from $3.6 million to $3.3 million. During the six months ended March 31, 2000 the Company devoted more resources to internally funded research and development programs including the development of power conversion products for the distributed power generation market.

    GROSS MARGIN. Gross margin increased by $265,000 or 7% from $3.9 million to $4.2 million. Gross margin from products increased by $595,000 and gross margin from product revenue as a percentage of product revenue increased to 10% from 9%. The improvement in gross margin from product revenue as a percentage of product revenue is due to gross margin from Ling Electronics, offset by a decrease in gross margin from the Company's microelectronics products, high performance motors and magnetic levitation products.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.4 million or 121% from $2.0 million to $4.5 million. The increase was primarily due to $1.2 million of costs from Ling Electronics, $600,000 of costs for facilities and staffing in an effort to meet expected growth and demand for our products and in 1999, the deferral of $700,000 of costs associated with a research and development contract.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $722,000 or 25% from $2.9 million to $3.6 million. The increase was attributable to the Company's increased focus on internally funded research projects including the development of power conversion products for the distributed power generation market.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased $400,000 or 233% from $172,000 to $572,000. This increase was the result of amortization of intangibles recorded in connection with the acquisitions of Inductive and Lighthouse in January 1999, Ling Electronics in October 1999 and certain intellectual property and other intangible assets from Northrop Grumman Corporation in November 1999.

    LOSS FROM INVESTMENT IN BEACON POWER CORPORATION. Loss from investment in Beacon decreased $1.4 million or 91% from $1.5 million to $131,000. As of December 31, 1999, the Company's investment in Beacon had been reduced to zero and no additional losses were recorded during the period from January 1, 2000 to March 31, 2000.

    OTHER INCOME (EXPENSE), NET. Other income, net increased to $130,000 from $5,000 of other expense, net. The increase was the result of an increase in cash and cash equivalents being maintained in interest bearing accounts, offset by interest expense associated with capital leases entered into during fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations and met its capital expenditure requirements primarily through the sale of private equity securities, public security offerings, borrowings on its line of credit and capital equipment leases.

    As of March 31, 2000, the Company's cash and cash equivalents were $9.7 million, an increase of $7.2 million from September 30, 1999. Cash used in operating activities for the six months ended March 31, 2000 was $4.8 million as compared to $2.1 million in 1999. Cash used in operating activities during the six months ended March 31, 2000 was primarily attributable to the Company's net loss and an increase in accounts receivable partially offset by depreciation and amortization.

    Cash used in investing activities during the six months ended March 31, 2000 was $1.1 million as compared to $250,000 in 1999. Net cash used in investing activities during the six months ended March 31, 2000 included capital expenditures of $368,000, an investment in Beacon of $333,000 and a loan to Beacon for $300,000, which was repaid on April 27, 2000. The Company estimates that it will spend an additional $2.0 million on capital expenditures during the next 12 months primarily at its Advanced Fuel Cell Division to expand its capacity to manufacture its power conversion products. The Company expects these additions will be financed from cash on hand and from lease financing.

    Cash provided by financing activities for the six months ended March 31, 2000 was $13.2 million as compared to $1.3 million in 1999. Net cash provided by financing activities during the six months ended March 31, 2000 includes net proceeds of $7.0 million from the sale of the Company's Common Stock and $6.2 million from the exercise of Common Stock options and warrants.

    The Company has a $3,000,000 demand discretionary line of credit with a bank. The line of credit bears interest at the bank's prime rate plus 1 1/2% (10.5% as of March 31, 2000). At March 31, 2000, the Company had $2.7 million available under the line of credit. During 2000, there have been no amount borrowed under the line of credit

    The Company anticipates that the existing $9.7 million in cash and cash equivalents will be sufficient to fund operations for at least the next twelve months.

EFFECTS OF INFLATION

    The Company believes that inflation and changing prices over the past three years have not had a significant impact on its net revenue or on its income from continuing operations.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 (SFAS No. 137), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. We will adopt SFAS No. 133 beginning in the first quarter of the fiscal year ending
September 30, 2001. The Company does not expect that the adoption of SFAS
No. 133 will have a material impact on its financial condition or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Bulletin No. 101 (SAB No. 101), "Revenue Recognition." This bulletin, as amended, establishes guidelines for revenue recognition and is effective for all periods beginning after March 15, 2000. The Company does not expect that the adoption of the guidance required by SAB No. 101 will have a material impact on its financial condition or results of operations.

    In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion
No. 25." This interpretation clarifies the application of Opinion No. 25, including (a) the definition of employees for purposes of applying Opinion
No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000 and the effects of applying the Interpretation are recognized on a prospective basis. The Company does not expect that the adoption of this Interpretation will have a material impact on its financial condition or results of operations.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company develops products in the United States and sells them worldwide. As a result, the Company's financial results could be affected by factors such as changes in foreign exchange rates or weak economic conditions in foreign markets. Since the Company's sales are currently priced in U.S. dollars and are translated to local currency amounts, a strengthening of the dollar could make the Company's products less competitive in foreign markets. Interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since the Company's investments are in short-term instruments and the Company's available line of credit requires interest payments calculated at variable rates. Based on the nature and current levels of the Company's investments and debt, however, the Company has concluded that there is no material market risk exposure.

                          PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

    On November 6, 1999, APACE, Inc. commenced an action against the Company in the Supreme Court of the State of New York claiming the Company had been awarded a prime contract by the U.S. Department of Energy and that the Company had failed or refused to negotiate a subcontract with APACE. APACE is seeking $1,000,000 in damages. The Company denied the allegations, moved to stay the action and filed for arbitration with the American Arbitration Association in Boston, Massachusetts. The American Arbitration Association decided that the arbitration would go forward in Boston. In the meantime, APACE requested that the court permit the action to go forward and for the arbitration to be stayed. On March 21, 2000, the Supreme Court of the State of New York issued an order compelling arbitration and staying APACE's action pending arbitration to be conducted by the American Arbitration Association in Boston. At this time, the arbitration is still going forward in Boston, and an arbitrator has been selected. The arbitration is scheduled to commence on June 1, 2000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS:

RECENT SALES OF UNREGISTERED SECURITIES

    On October 21, 1999, in connection with an investment, the Company issued 370,800 shares of its Common Stock to Mechanical Technology Incorporated. In addition, the Company issued to Mechanical Technology Incorporated a warrant to purchase 36,000 shares of its Common Stock at an exercise price of $8.80 per share. This warrant expires on October 21, 2003. On January 31, 2000, in connection with a second closing of this investment, the Company issued 659,200 shares of its Common Stock and a warrant to purchase 64,000 shares of its Common Stock at an exercise price of $8.80 per share. This warrant expires on January 31, 2004. Both the Common Stock and the warrants were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

    At the Company's Annual Meeting of Stockholders (the "Annual Meeting") held on March 15, 2000, the Company's stockholders approved the following:

                                                               AGAINST/                 BROKER
PROPOSAL                                             FOR       WITHHELD    ABSTAIN    NON-VOTES
--------                                          ----------   ---------   --------   ----------
(1) To elect the following Class III Directors:
   Marshall J. Armstrong........................  10,210,787          0    310,190            0
   Thomas A. Hurkmans...........................  10,210,687          0    310,290            0

                                                               AGAINST/                 BROKER
PROPOSAL                                             FOR       WITHHELD    ABSTAIN    NON-VOTES
--------                                          ----------   ---------   --------   ----------

    The other directors of the Company, whose terms of office as directors continued after the Annual Meeting are David B. Eisenhaure, James L. Kirtley, Jr., Ph.D, Michael C. Turmelle and Alan P. Goldberg.

(2) To approve an amendment to the Company's
    Certificate of Incorporation increasing from
    20,000,000 to 25,000,000 the number of
    authorized shares of Common Stock...........  10,211,184    299,443     10,350        2,500
(3) To approve the Company's 1999 Stock
    Incentive Plan..............................   6,803,079    511,356     18,140    3,190,902
(4) To ratify the selection of Arthur Andersen
    LLP as independent auditors for the fiscal
    year ending September 30, 2000..............  10,416,874     94,255      9,848        2,500

ITEM 5.  OTHER INFORMATION:

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(A)  EXHIBITS

10.1 Change of Control Letter Agreement, dated March 22, 2000, between the Registrant and Sean F. Moran.
10.2 Demand Promissory Note, dated February 25, 2000, made in favor of the Registrant by Beacon Power Corporation in the amount of $300,000, together with First Amendment to Demand
             Promissory Note, dated March 16, 2000.

27           Financial Data Schedule.

99           Risk Factors are incorporated herein by reference to Exhibit
             99 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1999.

(B)  REPORTS ON FORM 8-K

    On January 4, 2000, the Company filed a Current Report on Form 8-K/A, dated October 21, 1999, in connection with the Company's acquisition of Ling Electronics, Inc. and Ling Electronics, Ltd. from Mechanical Technology Incorporated.

                                   SIGNATURE

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                       SATCON TECHNOLOGY CORPORATION

                                                       By:                /s/ SEAN MORAN
                                                            -----------------------------------------
                                                               SEAN MORAN, CHIEF FINANCIAL OFFICER
                                                               (PRINCIPAL FINANCIAL AND ACCOUNTING
Date: May 15, 2000                                                           OFFICER)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER       EXHIBIT
-------      ------------------------------------------------------------
10.1         Change of Control Letter Agreement, dated March 22, 2000,
             between the Registrant and Sean F. Moran.
10.2         Demand Promissory Note, dated February 25, 2000, made in
             favor of the Registrant by Beacon Power Corporation in the amount of $300,000, together with First Amendment to Demand
             Promissory Note, dated March 16, 2000.

27           Financial Data Schedule.

99           Risk Factors are incorporated herein by reference to Exhibit
             99 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1999.