Form 10-Q
period 2000-06-30
SATCON TECHNOLOGY CORP
filed 2000-08-14
CIK 889423

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                         COMMISSION FILE NUMBER 1-11512

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

                         Common Stock, $0.01 Par Value,
              13,707,549 shares outstanding as of August 4, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                         PART I: FINANCIAL INFORMATION

                                                                PAGE
                                                              --------
ITEM 1: FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited).....................      1
Consolidated Statements of Operations (Unaudited)...........      2
Consolidated Statement of Changes in Stockholders' Equity
  (Unaudited)...............................................      3
Consolidated Statements of Cash Flows (Unaudited)...........      4
Notes to Interim Consolidated Financial Statements
  (Unaudited)...............................................      5

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS..................     16

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................     21

                      PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...................................     22
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........     22
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................     22
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................     22
ITEM 5. OTHER INFORMATION...................................     22
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     22

SIGNATURE...................................................     24
EXHIBIT INDEX...............................................     25

                         PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                         SATCON TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,     SEPTEMBER 30,
                                                                  2000           1999
                                                              ------------   -------------
                                                              (UNAUDITED)    (AS RESTATED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  9,576,144   $  2,533,072
  Accounts receivable, net of allowance of $450,938, at
    June 30, 2000 and $386,686 at September 30, 1999........     6,245,472      2,799,143
  Unbilled contract costs and fees, net of allowance of
    $746,121 at June 30, 2000 and September 30, 1999........       428,809      1,462,201
  Inventory.................................................     8,038,428      3,697,972
  Prepaid expenses and other current assets.................       646,320        349,070
                                                              ------------   ------------
  Total current assets......................................    24,935,173     10,841,458
  Property and equipment, net...............................     5,040,888      3,260,632
  Intangibles, net..........................................     9,417,068      3,194,609
  Other long-term assets....................................       599,848        103,675
                                                              ------------   ------------
    Total assets............................................  $ 39,992,977   $ 17,400,374
                                                              ============   ============
  LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                     STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,914,230   $  1,563,605
  Accrued payroll and payroll related expenses..............     1,004,978        479,888
  Deferred revenue..........................................       965,757        113,179
  Accrued loss from investment in Beacon Power
    Corporation.............................................            --        333,333
  Other accrued expenses....................................     1,369,370        620,874
  Current portion of long-term debt.........................        17,168         16,226
                                                              ------------   ------------
    Total current liabilities...............................     5,271,503      3,127,105
Long-term liabilities:
  Long-term debt, net of current portion....................        20,874         33,871
  Other long-term liabilities...............................        29,735         29,735
                                                              ------------   ------------
    Total long-term liabilities.............................        50,609         63,606
Redeemable convertible preferred stock......................            --      4,894,112
Stockholders' equity:
  Preferred stock; $0.01 par value, 1,000,000 shares
    authorized; none and 8,000 shares Series A redeemable
    convertible preferred stock issued and outstanding at
    June 30, 2000 and September 30, 1999, respectively......            --             --
  Common stock, $0.01 par value, 25,000,000 shares
    authorized; 13,706,550 and 9,617,009 shares issued at
    June 30, 2000 and September 30, 1999, respectively......       137,065         96,170
  Additional paid-in capital................................    67,759,327     37,074,161
  Shares held in escrow, at market value; none and
    42,860 shares at June 30, 2000 and
    September 30, 1999, respectively........................            --       (428,600)
  Amounts receivable from exercise of stock options.........      (700,001)    (1,816,667)
  Accumulated deficit.......................................   (32,237,317)   (25,359,809)
  Accumulated other comprehensive loss......................       (38,505)            --
  Treasury stock, at cost; 44,500 shares at June 30, 2000
    and September 30, 1999..................................      (249,704)      (249,704)
                                                              ------------   ------------
    Total stockholders' equity..............................    34,670,865      9,315,551
                                                              ------------   ------------
      Total liabilities, redeemable convertible preferred
        stock and stockholders' equity......................  $ 39,992,977   $ 17,400,374
                                                              ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     JUNE 30,                      JUNE 30,
                                            ---------------------------   ---------------------------
                                               2000           1999           2000           1999
                                            -----------   -------------   -----------   -------------
                                                          (AS RESTATED)                 (AS RESTATED)
Product revenue...........................  $ 5,459,224    $ 2,622,440    $14,269,299    $ 6,389,193
Funded research and development revenue...    3,235,274      1,469,139      6,526,033      5,089,705
                                            -----------    -----------    -----------    -----------
  Total revenue...........................    8,694,498      4,091,579     20,795,332     11,478,898
Cost of product revenue...................    4,598,916      3,287,919     12,486,079      6,726,740
                                            -----------    -----------    -----------    -----------
Gross margin..............................    4,095,582        803,660      8,309,253      4,752,158
Research and development expenses.........    3,943,890      2,135,166      7,559,907      5,029,541
Selling, general and administrative
  expenses................................    2,555,302      5,176,010      7,008,006      7,194,338
Amortization of intangibles...............      323,192        101,047        894,755        272,840
                                            -----------    -----------    -----------    -----------
Total operating expenses..................    6,822,384      7,412,223     15,462,668     12,496,719
                                            -----------    -----------    -----------    -----------
Operating loss............................   (2,726,802)    (6,608,563)    (7,153,415)    (7,744,561)
Loss from investment in Beacon Power
  Corporation.............................           --     (1,000,000)            --     (1,030,000)
Other income/(loss).......................       (9,100)      (141,452)         2,425       (150,464)
Interest income...........................      155,823            596        275,979         32,666
Interest expense..........................         (442)       (46,268)        (2,497)       (74,816)
                                            -----------    -----------    -----------    -----------
Net loss..................................   (2,580,521)    (7,795,687)    (6,877,508)    (8,967,175)
Accretion of redeemable convertible
  preferred stock discount................           --             --     (3,105,888)            --
                                            -----------    -----------    -----------    -----------
Net loss attributable to common
  stockholders............................  $(2,580,521)   $(7,795,687)   $(9,983,396)   $(8,967,175)
                                            ===========    ===========    ===========    ===========
Net loss per weighted average share, basic
  and diluted.............................  $     (0.19)   $     (0.85)   $     (0.81)   $     (0.99)
                                            ===========    ===========    ===========    ===========
Weighted average number of common shares,
  basic and diluted.......................   13,642,323      9,176,849     12,277,950      9,072,060
                                            ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)

                                                                                                  AMOUNTS
                                                                                                RECEIVABLE
                                                                        COMMON      COMMON         FROM
                                                         ADDITIONAL     SHARES       STOCK      EXERCISE OF
                                   COMMON      COMMON      PAID-IN     HELD IN      HELD IN        STOCK      ACCUMULATED
                                   SHARES      STOCK       CAPITAL      ESCROW      ESCROW        OPTIONS       DEFICIT
                                 ----------   --------   -----------   --------   -----------   -----------   ------------
Balance, September 30, 1999
  (As restated)................   9,617,009   $96,170    $37,074,161    42,860    $  (428,600)  $(1,816,667)  $(25,359,809)
Net loss.......................          --        --             --        --             --            --    (6,877,508)
Common stock issued in
  connection with Ling
  acquisition..................     770,000     7,700      7,748,656        --             --            --            --
Common stock issued in
  connection with MTI
  investment...................   1,030,000    10,300      6,964,926        --             --            --            --
Common stock issued in
  connection with NGC
  acquisition of assets........     578,761     5,788      5,465,770        --             --            --            --
Conversion of redeemable
  preferred stock into common
  stock........................   1,025,641    10,256      7,989,744        --             --            --            --
Exercise of common stock
  options......................     667,139     6,671      5,224,578        --             --     1,116,666            --
Exercise of common stock
  warrants.....................      18,000       180        140,220        --             --            --            --
Valuation adjustment for common
  stock held in escrow.........          --        --        257,160        --       (257,160)           --            --
Common stock released from
  escrow.......................          --        --             --   (42,860)       685,760            --            --
Accretion of redeemable
  convertible preferred stock
  discount.....................          --        --     (3,105,888)       --             --            --            --
Foreign currency translation
  adjustment...................          --        --             --        --             --            --            --
                                 ----------   --------   -----------   -------    -----------   -----------   ------------
Balance, June 30, 2000.........  13,706,550   137,065     67,759,327        --             --   $  (700,001)  $(32,237,317)
                                 ==========   ========   ===========   =======    ===========   ===========   ============


                                  ACCUMULATED
                                     OTHER                                   TOTAL
                                 COMPREHENSIVE    TREASURY   TREASURY    STOCKHOLDERS'
                                      LOSS         SHARES      STOCK        EQUITY
                                 --------------   --------   ---------   -------------
Balance, September 30, 1999
  (As restated)................           --       44,500    $(249,704)   $ 9,315,551
Net loss.......................           --           --           --     (6,877,508)
Common stock issued in
  connection with Ling
  acquisition..................           --           --           --      7,756,356
Common stock issued in
  connection with MTI
  investment...................           --           --           --      6,975,226
Common stock issued in
  connection with NGC
  acquisition of assets........           --           --           --      5,471,558
Conversion of redeemable
  preferred stock into common
  stock........................           --           --           --      8,000,000
Exercise of common stock
  options......................           --           --           --      6,347,915
Exercise of common stock
  warrants.....................           --           --           --        140,400
Valuation adjustment for common
  stock held in escrow.........           --           --           --             --
Common stock released from
  escrow.......................           --           --           --        685,760
Accretion of redeemable
  convertible preferred stock
  discount.....................           --           --           --     (3,105,888)
Foreign currency translation
  adjustment...................      (38,505)          --           --        (38,505)
                                    --------       ------    ---------    -----------
Balance, June 30, 2000.........     $(38,505)      44,500    $(249,704)   $34,670,865
                                    ========       ======    =========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED JUNE 30,
                                                              ----------------------------
                                                                  2000           1999
                                                              ------------   -------------
                                                                             (AS RESTATED)
Cash flows from operating activities:
  Net loss..................................................  $(6,877,508)    $(8,967,175)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization.........................    1,499,041         744,486
      Allowance for unbilled contract costs and fees........           --         630,299
      Allowance for doubtful accounts.......................       64,252         187,970
      Allowance for inventory excess and obsolescence.......      300,000         714,536
      Loss from investment in Beacon Power Corporation......           --       1,030,000
      Loss on sale of marketable securities.................           --          87,535
      Write-off of impaired assets..........................           --         260,790
      Non-cash compensation expense related to issuance of
        common stock options to non-employees...............           --       2,183,373
      Non-cash compensation expense related to issuance of
        common stock in exchange for consulting services....      348,260              --
    Changes in operating assets and liabilities, net of
      effects of acquisitions:
      Accounts receivable...................................   (1,573,558)         12,954
      Unbilled contract costs and fees......................    1,033,392        (285,748)
      Prepaid expenses and other current assets.............      112,989         (63,949)
      Inventory.............................................     (306,465)       (754,876)
      Other long-term assets................................       10,485         558,739
      Accounts payable......................................     (291,062)        284,122
      Accrued expenses and payroll..........................      271,512         322,194
      Other liabilities.....................................      839,078          43,721
                                                              -----------     -----------
    Total adjustments.......................................    2,307,924       5,956,146
                                                              -----------     -----------
Net cash used in operating activities.......................   (4,569,584)     (3,011,029)
                                                              -----------     -----------

Cash flows from investing activities:
  Sales and maturities of marketable securities.............           --         580,144
  Patent and intangible expenditures........................      (90,123)        (51,333)
  Purchase of property and equipment........................   (1,033,657)       (170,574)
  Cash used in acquisitions.................................      (24,054)       (995,876)
  Investment in Beacon Power Corporation....................     (333,333)       (155,000)
                                                              -----------     -----------
Net cash used in investing activities.......................   (1,481,167)       (792,639)
                                                              -----------     -----------

Cash flows from financing activities:
  Borrowings under line of credit...........................           --       2,617,296
  Repayment of borrowings...................................      (12,055)       (100,000)
  Net proceeds from issuance of common stock................    6,975,226              --
  Proceeds from exercise of stock options and warrants......    6,488,315         678,000
  Purchase of treasury stock................................           --         (76,628)
  Deferred financing fees...................................     (319,158)             --
                                                              -----------     -----------
Net cash provided by financing activities...................   13,132,328       3,118,668
                                                              -----------     -----------
Effect of foreign currency exchange rates on cash and cash
  equivalents...............................................      (38,505)             --
Net increase/(decrease) in cash and cash equivalents........    7,043,072        (685,000)
Cash and cash equivalents at beginning of period............    2,533,072       1,201,610
                                                              -----------     -----------
Cash and cash equivalents at end of period..................  $ 9,576,144     $   516,610
                                                              ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its majority-owned subsidiaries (collectively, the "Company") as of June 30, 2000 and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999, as amended. Operating results for the three-month and nine-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

    The Company has restated its financial statements for the three-month and nine-month periods ended June 30, 1999. The restatement was prompted by the recently completed initial audit of the financial statements of its affiliate, Beacon Power Corporation ("Beacon Power"), and reflects treating certain costs as expenses rather than being included in the value of the net assets of Beacon Power at December 24, 1997. The Company previously had accounted for these costs either as fixed assets or as part of the net assets of Beacon Power. As a result, certain costs previously capitalized in 1996, 1997 and 1998 should have been expensed as incurred, therefore reducing the Company's investment in Beacon Power by $3.1 million as of December 24, 1997. The adjustments to the financial statements at December 24, 1997, the date which the Company began accounting for its investment in Beacon Power under the equity method of accounting, consisted of a reduction of $37,000 from current assets, a reduction of $3.0 million from property and equipment and intangible assets and an increase of $73,000 of accrued expenses. There is no cumulative effect of this change on the Company's stockholders' equity as of June 30, 2000, since the

                         SATCON TECHNOLOGY CORPORATION

Company had reduced its investment in Beacon Power to zero. The effect of this change on the reported results for each period is as follows:

CONSOLIDATED STATEMENTS OF OPERATIONS:

                                                                   THREE MONTHS ENDED
                                                                      JUNE 30, 1999
                                                              -----------------------------
                                                              (AS RESTATED)   (AS REPORTED)
                                                              -------------   -------------
Product revenue.............................................   $ 2,622,440     $ 2,622,440
Funded research and development revenue.....................     1,469,139       1,469,139
                                                               -----------     -----------
  Total revenue.............................................     4,091,579       4,091,579
Cost of product revenue.....................................     3,287,919       3,287,919
                                                               -----------     -----------
Gross margin................................................       803,660         803,660
Research and development expenses...........................     2,135,166       2,135,166
Selling, general and administrative expenses................     5,176,010       5,176,010
Amortization of intangibles.................................       101,047         101,047
                                                               -----------     -----------
Total operating expenses....................................     7,412,223       7,412,223
                                                               -----------     -----------
Operating loss..............................................    (6,608,563)     (6,608,563)
Loss from investment in Beacon Power Corporation............    (1,000,000)       (396,620)
Other income/(loss).........................................      (141,452)       (141,452)
Interest income.............................................           596             596
Interest expense............................................       (46,268)        (46,268)
                                                               -----------     -----------
Net loss attributable to common stockholders................   $(7,795,687)    $(7,192,307)
                                                               ===========     ===========
Net loss per weighted average share, basic and diluted......   $     (0.85)    $     (0.78)
                                                               ===========     ===========
Weighted average number of common shares, basic and
  diluted...................................................     9,176,849       9,176,849
                                                               ===========     ===========

                         SATCON TECHNOLOGY CORPORATION

                                                                    NINE MONTHS ENDED
                                                                      JUNE 30, 1999
                                                              -----------------------------
                                                              (AS RESTATED)   (AS REPORTED)
                                                              -------------   -------------
Product revenue.............................................   $ 6,389,193     $ 6,389,193
Funded research and development revenue.....................     5,089,705       5,089,705
                                                               -----------     -----------
  Total revenue.............................................    11,478,898      11,478,898
Cost of product revenue.....................................     6,726,740       6,726,740
                                                               -----------     -----------
Gross margin................................................     4,752,158       4,752,158
Research and development expenses...........................     5,029,541       5,029,541
Selling, general and administrative expenses................     7,194,338       7,194,338
Amortization of intangibles.................................       272,840         272,840
                                                               -----------     -----------
Total operating expenses....................................    12,496,719      12,496,719
                                                               -----------     -----------
Operating loss..............................................    (7,744,561)     (7,744,561)
Loss from investment in Beacon Power Corporation............    (1,030,000)     (1,884,803)
Other income/(loss).........................................      (150,464)       (150,464)
Interest income.............................................        32,666          32,666
Interest expense............................................       (74,816)        (74,816)
                                                               -----------     -----------
Net loss attributable to common stockholders................   $(8,967,175)    $(9,821,978)
                                                               ===========     ===========
Net loss per weighted average share, basic and diluted......   $     (0.99)    $     (1.08)
                                                               ===========     ===========
Weighted average number of common shares, basic and
  diluted...................................................     9,072,060       9,072,060
                                                               ===========     ===========

                         SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEET DATA:

                                                   SEPTEMBER 30, 1999               JUNE 30, 1999
                                               ---------------------------   ---------------------------
                                               AS RESTATED    AS REPORTED    AS RESTATED    AS REPORTED
                                               ------------   ------------   ------------   ------------
Investment in Beacon Power Corporation......             --             --             --             --
                                               ------------   ------------   ------------   ------------
Total assets................................   $ 17,400,374   $ 17,400,374   $ 15,278,952   $ 15,278,952
                                               ============   ============   ============   ============
Accrued losses from investment in
 Beacon Power Corporation...................   $    333,333   $    202,829   $    875,000   $    271,016
                                               ------------   ------------   ------------   ------------
Accumulated deficit.........................   $(25,359,809)  $(25,229,305)  $(23,296,402)  $(22,692,418)
                                               ------------   ------------   ------------   ------------
Total liabilities, redeemable convertible
 preferred stock and stockholders' equity...   $ 17,400,374   $ 17,400,374   $ 13,278,952   $ 15,278,952
                                               ============   ============   ============   ============

NOTE B.  SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

    Revenue from manufactured products is recognized upon shipment, or if the product requires installation, then revenue is recognized upon installation of the product. The Company provides for a warranty reserve at the time the product revenue is recognized.

    The Company performs funded research and development in collaboration with third parties under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each form of contract, the Company receives periodic progress payments or payment upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs indicate a loss, a provision for the entire loss on the contract is recorded. As of June 30, 2000, the Company has accrued $150,000 for anticipated contract losses.

    Deferred revenue consists of payments received from customers in advance of services performed, product shipped or installation completed.

    Unbilled contract costs and fees represent revenue recognized in excess of amounts billed due to contractual provisions or deferred costs that have not yet been recognized as revenue or billed to the customer. These amounts included retained fee and unliquidated costs totaling $191,049 and $282,746 at June 30, 2000 and September 30, 1999, respectively.

RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform to current year presentations. For all periods presented, expenses associated with funded research and development activities have been reclassified as research and development expenses from cost of revenue.

                         SATCON TECHNOLOGY CORPORATION

NOTE C.  SIGNIFICANT EVENTS

INVESTMENT IN BEACON POWER CORPORATION

    For the nine months ended June 30, 2000, the Company did not record a loss from its investment in Beacon Power Corporation. For the nine months ended
June 30, 1999, the Company recorded a loss of $1.0 million which represented the additional $1.0 million committed investment from June 1999 and the recognition of a portion of the suspended losses from Beacon Power. As of June 22, 1999, the Company's investment in Beacon Power had been reduced to zero, and no additional losses were recorded during the period October 1, 1999 through June 30, 2000.

    On January 7, 2000, the Company purchased from Beacon Power a convertible promissory note with a principal amount of $200,000. The note bore interest at 12% per annum and was repaid on February 14, 2000. On February 25, 2000, the Company purchased from Beacon Power a convertible promissory note with a principal amount of $300,000. The note bore interest at 12% per annum and was repaid on April 27, 2000.

INVESTMENT FROM MECHANICAL TECHNOLOGY INCORPORATED

    On October 21, 1999, the Company received a $7,070,000 investment from Mechanical Technology Incorporated ("MTI"). In consideration for MTI's investment, MTI received 1,030,000 shares of the Company's common stock, $0.01 par value per share (the "Common Stock"), at a discounted price of approximately $6.80 per share, and warrants to purchase an additional 100,000 shares of the Company's Common Stock at an exercise price of $8.80 per share. MTI funded $2,570,000 of its investment in the Company on October 21, 1999 and received 370,800 of the 1,030,000 shares of the Company's Common Stock and a warrant to purchase 36,000 of the 100,000 shares of the Company's Common Stock. MTI made the remaining investment on January 31, 2000 of $4,500,000 and received the remaining 659,200 shares of the Company's Common Stock and a warrant to purchase the remaining 64,000 shares of the Company's Common Stock. The Company incurred approximately $95,000 of legal, accounting, consultation and filing fees in connection with this transaction. In addition, the Company received a warrant to purchase 36,000 shares of MTI's common stock on October 21, 1999 and a warrant to purchase 64,000 shares of MTI's common stock on January 31, 2000 at exercise prices of $37.66 per share.

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

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    JUNE 30,                       JUNE 30,
                                           ---------------------------   ----------------------------
                                              2000           1999            2000           1999
                                           -----------   -------------   ------------   -------------
                                                         (AS RESTATED)                  (AS RESTATED)
Revenue..................................  $ 8,694,498    $ 5,881,579    $ 20,934,921   $ 17,380,898
Operating loss...........................  $(2,726,807)   $(7,006,563)   $ (7,473,620)  $ (8,709,769)
Net loss.................................  $(2,580,521)   $(8,193,687)   $ (7,196,392)  $ (9,935,383)
Net loss attributable to common
  stockholders...........................  $(2,580,521)   $(8,193,687)   $(10,302,280)  $ (9,935,383)
Net loss per share, basic and diluted....  $     (0.19)   $     (0.84)   $      (0.84)  $      (1.01)

    On November 16, 1999, the Company purchased certain intellectual property, equipment and other assets from Northrop Grumman Corporation ("NGC"). These assets were used by NGC in connection with its power electronics product business. The Company also entered into (i) a sublease with NGC pursuant to which it agreed to a five-year sublease for approximately 14,863 square feet of rentable space in the Baltimore, Maryland area and (ii) a three-year Transition Services Agreement providing the Company access to certain test facilities and personnel of NGC on a fee basis. In consideration for these foregoing assets and agreements, NGC received 578,761 shares of the Company's Common Stock valued at $8.3438 per share or $4,829,066. In addition, the Company issued to NGC a warrant to purchase an additional 100,000 shares of the Company's Common Stock at an exercise price of $9.725 per share. The Company has recorded the fair value of this warrant, as determined by the Black-Scholes option pricing model, of approximately $631,000 and approximately $119,000 of legal, accounting, consultation and filing fees as a cost of this transaction. On February 4, 2000, the Company issued to NGC an additional warrant to purchase 100,000 shares of the Company's Common Stock at an exercise price of $9.725 per share. This

                         SATCON TECHNOLOGY CORPORATION
warrant is exercisable upon the occurrence of certain defined events. As of June 30, 2000, this warrant is not yet exercisable. The purchase price of the asset purchase has been allocated as follows:

Inventory...................................................  $1,206,000
Property and equipment......................................   1,091,643
Intangibles.................................................   3,281,423

    The pro forma financial information has not been presented, as the Company views this transaction as the purchase of assets rather than as a business combination.

PREFERRED STOCK CONVERSION

    On March 7, 2000, the preferred stockholders elected to convert all 8,000 shares of the redeemable preferred stock into 1,025,641 shares of the Company's Common Stock, which resulted in the accretion of the remaining discount of $2,789,031 on redeemable preferred stock.

SHARES RELEASED FROM ESCROW

    On April 26, 2000, the Company released 42,860 shares of common stock that were held in escrow for Albert R. Snider that had been issued on March 9, 1999 in exchange for consulting, advisory and related services the Company may reasonably request from time to time between October 1, 1999 and September 30, 2002. The Company marked to-market these securities until they were released from escrow at a market price of $16.00 per share or $685,760. The Company determined that the fair market value of these securities exceeded the net realizable value of the underlying services to be received by $235,760. The Company has charged this amount to selling, general and administrative expenses during the three months ended June 30, 2000. The Company is amortizing the realizable asset of $450,000 over the period of service through September 30, 2002. At June 30, 2000, the unamortized value of this asset is $337,500.

                         SATCON TECHNOLOGY CORPORATION

NOTE D.  LOSS PER SHARE

    The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      JUNE 30,                      JUNE 30,
                                             ---------------------------   ---------------------------
                                                2000           1999           2000           1999
                                             -----------   -------------   -----------   -------------
                                                           (AS RESTATED)                 (AS RESTATED)
Net loss attributable to common
  stockholders.............................  $(2,580,521)   $(7,795,687)   $(9,983,396)   $(8,967,175)
BASIC:
Common shares outstanding, beginning of
  period...................................   13,578,022      9,074,049      9,529,649      8,990,249
Weighted average common shares issued
  during the period........................       64,301        102,800      2,748,301         95,378
Weighted average shares repurchased during
  the period...............................           --             --             --        (13,567)
                                             -----------    -----------    -----------    -----------
Weighted average shares
  outstanding--basic.......................   13,642,323      9,176,849     12,277,950      9,072,060
                                             ===========    ===========    ===========    ===========
Net loss per weighted average share,
  basic....................................       $(0.19)        $(0.85)        $(0.81)        $(0.99)
                                             ===========    ===========    ===========    ===========
DILUTED:
Weighted average shares
  outstanding--basic.......................   13,642,323      9,176,849     12,277,950      9,072,060
                                             -----------    -----------    -----------    -----------
Weighted average common stock
  equivalents (a)..........................           --             --             --             --
                                             -----------    -----------    -----------    -----------
Weighted average shares
  outstanding--diluted.....................   13,642,323      9,176,849     12,277,950      9,072,060
                                             ===========    ===========    ===========    ===========
Net loss per weighted average share,
  diluted..................................       $(0.19)        $(0.85)        $(0.81)        $(0.99)
                                             ===========    ===========    ===========    ===========

------------------------

(a) As of June 30, 2000 and 1999, 2,946,906 and 1,327,951 common stock equivalents, respectively, were excluded from the weighted average common shares outstanding as their effect would be antidilutive.

NOTE E.  INVENTORY

    Inventory consists of the following:

                                                               JUNE 30,    SEPTEMBER 30,
                                                                 2000          1999
                                                              ----------   -------------
Raw material................................................  $3,680,799    $1,139,064
Work-in-process.............................................   3,466,694     2,199,199
Finished goods..............................................     890,935       359,709
                                                              ----------    ----------
                                                              $8,038,428    $3,697,972
                                                              ==========    ==========

                         SATCON TECHNOLOGY CORPORATION

NOTE F.  COMPREHENSIVE LOSS

    The Company's total comprehensive loss is as follows:

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                              ---------------------------   ---------------------------
                                                 2000           1999           2000           1999
                                              -----------   -------------   -----------   -------------
                                                            (AS RESTATED)                 (AS RESTATED)
Net loss....................................  $(2,580,521)   $(7,795,687)   $(6,877,508)   $(8,967,175)
                                              ===========    ===========    ===========    ===========

Other comprehensive income/(loss), net of
  tax:
Unrealized gains/(losses) on securities.....           --         15,085             --         10.380
Foreign currency translation adjustment.....      (19,171)            --        (38,505)            --
                                              -----------    -----------    -----------    -----------
Other comprehensive income/(loss)...........      (19,171)        15,085        (38,505)        10,380
                                              -----------    -----------    -----------    -----------
Comprehensive loss..........................  $(2,561,356)   $(7,780,602)   $(6,916,013)   $(8,956,795)
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

    The Company provides research and development services in collaboration with third-parties. Film Microelectronics, Inc designs and manufactures power electronics products. The MagMotor Division and Ling Electronics specialize in the engineering and manufacturing of motion control products.

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

                         SATCON TECHNOLOGY CORPORATION

    The following is a summary of the Company's operations by operating segment:

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                              -------------------------   -------------------------
                                                 2000          1999          2000          1999
                                              -----------   -----------   -----------   -----------
Research and development:
  Product revenue...........................  $    14,000   $        --   $    76,486   $        --
  Funded research and development revenue...    3,235,274     1,469,139     6,526,033     5,089,705
                                              -----------   -----------   -----------   -----------
    Total revenue...........................    3,249,274   $ 1,469,139     6,602,519   $ 5,089,705
                                              -----------   -----------   -----------   -----------
  Loss from operations, net of amortization
    of intangibles..........................  $(1,287,250)  $(5,163,562)  $(2,834,148)  $(5,367,417)
                                              ===========   ===========   ===========   ===========

Power electronic products:
  Product revenue...........................    2,426,929   $ 2,058,987     5,936,330   $ 4,547,803
                                              -----------   -----------   -----------   -----------
  Loss from operations, net of amortization
    of intangibles..........................  $  (527,559)  $  (994,420)  $(1,911,135)  $(1,668,190)
                                              ===========   ===========   ===========   ===========

Motion control products:
  Product revenue...........................    3,018,295   $   563,453     8,256,483   $ 1,841,390
                                              -----------   -----------   -----------   -----------
  Loss from operations, net of amortization
    of intangibles..........................  $  (588,801)  $  (349,534)  $(1,513,377)  $  (436,114)
                                              ===========   ===========   ===========   ===========

    The following is a summary of the Company's long-lived assets by operating segment:

                                                       JUNE 30,    SEPTEMBER 30,
                                                         2000          1999
                                                      ----------   -------------
Research and development:
  Long-lived assets.................................  $6,234,921    $1,717,228
                                                      ----------    ----------
Power electronic products:
  Long-lived assets.................................  $4,338,258    $3,978,027
                                                      ----------    ----------
Motion control products:
  Long-lived assets.................................  $4,484,625    $  863,661
                                                      ----------    ----------

    The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     JUNE 30,                    JUNE 30,
                                             ------------------------   --------------------------
                                                2000          1999          2000          1999
                                             -----------   ----------   ------------   -----------
Revenue by geographic region:
  United States............................  $ 8,497,792   $4,091,579   $ 19,645,417   $11,478,898
  Asia.....................................      176,239           --        602,480            --
  Europe...................................       20,467           --        399,867            --
  Rest of world............................           --           --        147,568            --
                                             -----------   ----------   ------------   -----------
    Total revenue..........................  $ 8,694,498   $4,091,579   $ 20,795,332   $11,478,898
                                             ===========   ==========   ============   ===========

                         SATCON TECHNOLOGY CORPORATION

NOTE H.  LEGAL MATTERS

    On November 6, 1999, APACE, Inc. commenced an action against the Company in the Supreme Court of the State of New York claiming the Company had been awarded a prime contract by the U.S. Department of Energy and that the Company had failed or refused to negotiate a subcontract with APACE, allegedly in breach of a contract between the Company and APACE. APACE is seeking in excess of $1,000,000 in damages. The Company denied the allegations, moved to stay the action and filed for arbitration with the American Arbitration Association in Boston, Massachusetts. The American Arbitration Association decided that the arbitration would go forward in Boston. In the meantime, APACE requested that the court permit the action to go forward and for the arbitration to be stayed. On March 21, 2000, the Supreme Court of the State of New York issued an order compelling arbitration and staying APACE's action pending arbitration to be conducted by the American Arbitration Association in Boston.

    At this time, the arbitration is scheduled to go forward in Boston, and an arbitrator has been selected. The parties have exchanged discovery. The arbitration is scheduled to commence on September 18, 2000 and proceed for nine days during September and October 2000.

    On June 26, 2000, APACE served the Company with an amended answering statement and counterclaim, including additional allegations that the Company has engaged in unfair and deceptive trade practices and that the Company's actions were willful and knowing. Based on these allegations, APACE is seeking multiple damages, as well as attorneys' fees and expenses. On July 19, 2000, the Company filed an answer to APACE's amended answering statement and counterclaim, denying the allegations and asserting various defenses.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. The factors include, without limitation, those set forth in Exhibit 99 to this Quarterly Report on Form 10-Q, which are expressly incorporated by reference herein.

    The following discussion reflects restatement of our financial statements for the three-month and nine-month periods ended June 30, 1999. The restatement was prompted by the recently completed initial audit of the financial statements of our affiliate, Beacon Power Corporation, and reflects treating certain costs as expenses rather than being included in the value of the net assets of Beacon Power at December 24, 1997. SatCon Technology Corporation (the "Company" or "SatCon") previously had accounted for these costs either as fixed assets or as part of the net assets of Beacon Power. As a result, certain costs previously capitalized in 1996, 1997 and 1998 should have been expensed as incurred, therefore reducing SatCon's investment in Beacon Power by $3.1 million as of December 24, 1997. The adjustments to our financial statements at December 24, 1997, which represents the date in which we began accounting for our investment in Beacon Power under the equity method, consisted of a reduction of $37,000 from current assets, a reduction of $3.0 million from property and equipment and intangible assets and an increase of $73,000 of accrued expenses. There is no cumulative effect of this change on SatCon's stockholders' equity as of June 30, 2000, since SatCon had reduced its investment in Beacon Power to zero.

    In addition, for all periods presented, expenses associated with funded research and development activities have been reclassified as research and development expenses from cost of revenue.

OVERVIEW

    SatCon develops enabling technologies for the emerging distributed power generation and power quality markets. SatCon also manufactures power and energy management products that convert, condition, store and manage electricity for businesses and consumers that require high-quality, uninterruptible power. SatCon is utilizing its engineering and manufacturing expertise to develop products to serve the distributed power generation and power quality markets, including products for fuel cell and microturbine power generation systems, hybrid-electric vehicles and flywheel energy storage systems. SatCon believes the family of products it is developing will be integral components of distributed power generation and power quality systems.

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

    On May 20, 1997, the Company formed Beacon Power. On October 23, 1998, Beacon Power completed a $4.8 million private placement of its Series D preferred stock and warrants to third-party investors, and the Company relinquished significant control of Beacon Power. From June 1999 through March 31, 2000, Beacon Power was financed through the issuance of approximately $4.7 million of bridge notes and warrants to its investors, including
$1.0 million from the Company. On April 7, 2000, Beacon Power issued 1,226,141 shares of its class E preferred stock and 306,535 class E warrants in exchange for the conversion of all of its outstanding bridge notes of which the Company received 347,407 shares of Beacon Power's class E preferred stock and 86,852 class E warrants. On April 21, 2000, Beacon Power raised an additional
$4.1 million through the sale of additional bridge notes that are convertible into Beacon Power's class F preferred stock. The Company did not participate in this financing. On May 23, 2000, Beacon Power raised an additional
$28.5 million through the sale of Beacon Power's class F preferred stock. The Company did not participate in this financing.

    The results of the Company's operations include $3.1 million loss of Beacon Power from May 8, 1997 to December 24, 1997 under the consolidation method of accounting. As a result of a recapitalization of Beacon Power on December 24, 1997, the Company began accounting for its investment in Beacon Power using the equity method and has included $1.9 million loss of Beacon Power for the period from December 25, 1997 through June 1998, which equaled its initial investment in Beacon Power. In connection with the additional investment by outside third parties on October 23, 1998, the Company committed $30,000 to Beacon Power and, accordingly, recorded a $30,000 loss from its investment in Beacon Power representing a portion of the suspended losses as of October 23, 1998. For the period October 24, 1998 through June 21, 1999, the Company recorded no additional losses of Beacon Power as its investment in Beacon Power had been reduced to zero as of October 23, 1998. In June and August 1999, Beacon received $3.0 of additional financing commitments, including $1.0 million from the Company. As a result of this additional commitment, the Company has included $1.0 million loss from its investment in Beacon Power representing a portion of the suspended losses as of June 22, 1999. For the period June 23, 1999 through September 30, 1999, the Company recorded no additional losses of Beacon Power as its investment in Beacon Power had been reduced to zero as of June 22, 1999. As of June 30, 2000, the Company has no obligations to provide any additional funding to Beacon.

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

    The Company has incurred significant costs to develop its technology and products. These cost have exceeded total revenue. As a result, the Company has incurred net losses in each of the past five fiscal years and for the nine months ended June 30, 2000. As of June 30, 2000, the Company had an accumulated deficit of $32.2 million. The Company intends to significantly increase its capital expenditures and operating expenses to rapidly expand its manufacturing capabilities and for general corporate purposes, including product development activities, sales and marketing and administrative activities. Because the

Company expects to continue to invest in its business ahead of anticipated future revenues, the Company expects to incur operating losses for at least the next two years.

RESULTS OF OPERATIONS

    COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999 (AS
     RESTATED)

    PRODUCT REVENUE. Product revenue increased by $2.8 million or 108% from $2.6 million to $5.5 million. This increase was attributable to $1.7 million in revenue from Ling Electronics and a $1.1 million increase in revenue from the Company's microelectronics products, high performance motors and magnetic levitation products.

    FUNDED RESEARCH AND DEVELOPMENT REVENUE. Funded research and development revenue increased by $1.8 million or 120% from $1.5 million to $3.2 million. This increase was primarily attributable to $1.7 million funded research and development revenue from a Department of Energy program to develop low-cost power conversion modules for electric and hybrid-electric vehicles.

    GROSS MARGIN. Gross margin increased by $3.3 million or 410% from $804,000 to $4.1 million. Gross margin from products increased by $1.5 million and funded research and development increased by $1.8 million. Gross margin from product revenue as a percentage of product revenue increased to 16% from (25%). The improvement in gross margin from product revenue as a percentage of revenue is due to improved plant utilization at MagMotor and Film Microelectronics, due to higher revenue and gross margin from Ling Electronics.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $2.6 million or 51% from $5.2 million to $2.6 million. The decrease was primarily due to the recording of $2.2 million of non-cash stock-based compensation expense related to the issuance of stock options and warrants to consultants and $1.0 million of additional reserves for unbilled contract costs and accounts receivable in 1999. These decreases were offset by the inclusion of $728,000 of costs from Ling Electronics.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $1.8 million or 85% from $2.1 million to $3.9 million. The increase was attributable to the $1.9 million increase in funded research and development revenue as well as the Company's increased focus on internally funded research and development projects including the development of power conversion products for the distributed power generation market.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased by $222,000 or 220% from $101,000 to $323,000. This increase was the result of amortization of intangibles recorded in connection with the acquisitions of Ling Electronics in October 1999 and certain intellectual property and other intangible assets from Northrop Grumman Corporation in November 1999.

    LOSS FROM INVESTMENT IN BEACON POWER CORPORATION. For the three months ended June 30, 2000, the Company did not record a loss from its investment in Beacon Power. As of June 22, 1999, the Company's investment in Beacon Power had been reduced to zero, and no additional losses were recorded during the period from June 23, 1999 through June 30, 2000. During June 1999, we committed an additional $1.0 million in financing to Beacon Power and accordingly, recorded a $1.0 million loss from our investment in Beacon Power representing a portion of our suspended losses from Beacon Power.

    OTHER INCOME (EXPENSE), NET. Other income, net increased to $146,000 from $187,000 of other expense, net. The increase was the result of an increase in cash and cash equivalents being maintained in interest bearing accounts and a decrease of interest expense associated with the Company's line of credit.

    COMPARISON OF NINE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999 (AS
     RESTATED)

    PRODUCT REVENUE. Product revenue increased by $7.9 million or 123% from $6.4 million to $14.3 million. This increase was attributable to $5.2 million in revenue from Ling Electronics and a $2.7 million increase in revenue from the Company's microelectronics products, high performance motors and magnetic levitation products.

    FUNDED RESEARCH AND DEVELOPMENT REVENUE. Funded research and development revenue increased by $1.4 million or 28% from $5.1 million to $6.5 million. This increase was attributable to $3.2 million funded research and development revenue from a Department of Energy program to develop low-cost power conversion modules for electric and hybrid-electric vehicles partially offset by the Company's increased focus on internally funded research projects including the development of power conversion products for the distributed power generation market.

    GROSS MARGIN. Gross margin increased by $3.6 million or 75% from $4.8 million to $8.3 million. Gross margin from products increased by $2.1 million and funded research and development increased by $1.4 million. Gross margin from product revenue as a percentage of product revenue increased to 13% from (5%). The improvement in gross margin from product revenue as a percentage of product revenue is due to improved plant utilization at MagMotor and Film Microelectronics, Inc. due to higher revenue and gross margin from Ling Electronics.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $186,000 or 3% from $7.2 million to $7.0 million. The decrease was primarily due to the recording of $2.2 million of non-cash stock-based compensation expense related to the issuance of stock options and warrants to consultants and $1.0 million of additional reserves for unbilled contract costs and accounts receivable in 1999. These decreases were offset by the inclusion of $1.9 million of costs from Ling Electronics, and $900,000 of costs for facilities and staffing in an effort to meet expected growth and demand for our products.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $2.5 million or 50% from $5.0 million to $7.6 million. The increase was attributable to the $1.4 million increase in funded research and development revenue as well as the Company's increased focus on internally funded research projects including the development of power conversion products for the distributed power generation market.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased $622,000 or 228% from $273,000 to $895,000. This increase was the result of amortization of intangibles recorded in connection with the acquisitions of Inductive and Lighthouse in January 1999, Ling Electronics in October 1999 and certain intellectual property and other intangible assets from Northrop Grumman Corporation in November 1999.

    LOSS FROM INVESTMENT IN BEACON POWER CORPORATION. For the nine months ended June 30, 2000, the Company did not record a loss from its investment in Beacon Power. For the nine months ended June 30, 1999, the Company recorded a loss of $1.0 million. As of June 30, 1999, the Company's investment in Beacon Power had been reduced to zero and no additional losses were recorded during the period October 1, 1999 through June 30, 2000.

    OTHER INCOME (EXPENSE), NET. Other income, net increased to $276,000 from $193,000 of other expense, net. The increase was the result of an increase in cash and cash equivalents being maintained in interest bearing accounts and a decrease of interest expense associated with the Company's line of credit.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations and met its capital expenditure requirements primarily through the sale of private equity securities, public security offerings, borrowings on its line of credit and capital equipment leases.

    As of June 30, 2000, the Company's cash and cash equivalents were $9.6 million, an increase of $7.0 million from September 30, 1999. Cash used in operating activities for the nine months ended June 30, 2000 was $4.6 million as compared to $3.0 million in 1999. Cash used in operating activities during the nine months ended June 30, 2000 was primarily attributable to the Company's net loss and an increase in accounts receivable partially offset by depreciation and amortization.

    Cash used in investing activities during the nine months ended June 30, 2000 was $1.5 million as compared to $793,000 in 1999. Net cash used in investing activities during the nine months ended June 30, 2000 included capital expenditures of $1.0 million and an investment in Beacon of $333,000. The Company estimates that it will spend an additional $2.0 million on capital expenditures during the next 12 months primarily at its Advanced Fuel Cell Division to expand its capacity to manufacture its power conversion products. The Company expects these additions will be financed from cash on hand and from lease financing.

    Cash provided by financing activities for the nine months ended June 30, 2000 was $13.1 million as compared to $3.1 million in 1999. Net cash provided by financing activities during the nine months ended June 30, 2000 includes net proceeds of $7.0 million from the sale of the Company's common stock and $6.5 million from the exercise of common stock options and warrants.

    The Company anticipates that the existing $9.6 million in cash and cash equivalents will be sufficient to fund operations for at least the next twelve months. However, there can be no assurance that the Company will not require additional financings within this time frame or that any additional financing, if needed, will be available to the Company on terms acceptable to the Company, if at all.

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

    In December 1999, the Securities and Exchange Commission issued Staff Bulletin No. 101 (SAB No. 101), "Revenue Recognition." This bulletin, as amended, establishes guidelines for revenue recognition and is effective for fiscal 2000. The Company does not expect that the adoption of the guidance required by SAB No. 101 will have a material impact on its financial condition or results of operations.

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

                          PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

    On November 6, 1999, APACE, Inc. commenced an action against the Company in the Supreme Court of the State of New York claiming the Company had been awarded a prime contract by the U.S. Department of Energy and that the Company had failed or refused to negotiate a subcontract with APACE, allegedly in breach of a contract between the Company and APACE. APACE is seeking in excess of $1,000,000 in damages. The Company denied the allegations, moved to stay the action and filed for arbitration with the American Arbitration Association in Boston, Massachusetts. The American Arbitration Association decided that the arbitration would go forward in Boston. In the meantime, APACE requested that the court permit the action to go forward and for the arbitration to be stayed. On March 21, 2000, the Supreme Court of the State of New York issued an order compelling arbitration and staying APACE's action pending arbitration to be conducted by the American Arbitration Association in Boston.

    At this time, the arbitration is scheduled to go forward in Boston, and an arbitrator has been selected. The parties have exchanged discovery. The arbitration is scheduled to commence on September 18, 2000 and proceed for nine days during September and October 2000.

    On June 26, 2000, APACE served the Company with an amended answering statement and counterclaim, including additional allegations that the Company has engaged in unfair and deceptive trade practices and that the Company's actions were willful and knowing. Based on these allegations, APACE is seeking multiple damages, as well as attorneys' fees and expenses. On July 19, 2000, the Company filed an answer to APACE's amended answering statement and counterclaim, denying the allegations and asserting various defenses.

    Disclosure relating to this matter was previously set forth in the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999 and the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

    From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business. The Company is not aware of any current or pending litigation to which the Company is or may be a party that the Company believes could materially adversely affect its results of operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS:

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

    Not applicable.

ITEM 5.  OTHER INFORMATION:

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(A)  EXHIBITS

27           Financial Data Schedule.

10.1         Consulting Agreement, dated July 19, 2000, between the
             Registrant and Marshall J. Armstrong.

99           Risk Factors.

(B)  REPORTS ON FORM 8-K

    On June 7, 2000, the Company filed a Current Report on Form 8-K, dated
May 23, 2000, in connection with Beacon Power Corporation's completion of a $28.5 million private placement of Beacon Power's Class F Preferred Stock and warrants to purchase shares of Beacon Power's common stock with Perseus Capital L.L.C., DQE Enterprises, Inc., Micro-Generation Technology Fund L.L.C., GE Capital Equity Investments, Inc., Mechanical Technology Incorporated, Penske Corporation and The Beacon Group Energy Investment Fund II, L.P.

                                   SIGNATURE

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                       SATCON TECHNOLOGY CORPORATION

                                                       By:              /s/ SEAN F. MORAN
                                                            -----------------------------------------
                                                              SEAN F. MORAN, CHIEF FINANCIAL OFFICER
                                                               (PRINCIPAL FINANCIAL AND ACCOUNTING
Date: August 14, 2000                                                        OFFICER)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER       EXHIBIT
-------      ------------------------------------------------------------

27           Financial Data Schedule.

10.1         Consulting Agreement, dated July 19, 2000, between the
             Registrant and Marshall J. Armstrong.

99           Risk Factors.