Form 10-K/A
period 1999-09-30
SATCON TECHNOLOGY CORP
filed 2000-08-15
CIK 889423

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                         COMMISSION FILE NUMBER 1-11512

                         SATCON TECHNOLOGY CORPORATION

             (Exact name of Registrant as specified in its Charter)

                  DELAWARE                                      04-2857552
       (State or other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                     Identification Number)

              161 FIRST STREET,                                    02142
          CAMBRIDGE, MASSACHUSETTS
  (Address of principal executive offices)                      (ZIP CODE)

                                 (617) 661-0540
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act

                                 TITLE OF CLASS
                          COMMON STOCK, $.01 PAR VALUE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Registrant's Common Stock, $.01 par value per share, held by non-affiliates of the Registrant was $61,487,116, based on the last reported sale price of the Registrant's Common Stock on the Nasdaq National Market as of the close of business on December 15, 1999 ($8.125). There were 11,376,570 shares of Common Stock outstanding as of December 15, 1999.

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

    During 1999, Beacon Power Corporation, an affiliate of SatCon, successfully completed the first phase field testing of its flywheel uninterruptible power supply systems for telephone and cable television applications. The systems have successfully operated for over 1,800 continuous hours. In both applications, Beacon Power's flywheels have maintained the power during loss of utility power with no degredation of service.

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

    FLYWHEEL ENERGY STORAGE SYSTEMS

    By integrating energy storing flywheels made of high strength materials with high power, permanent magnet motor/generators, we have developed electro-mechanical storage systems that we believe have the potential to offer practical solutions for mobile and stationary applications. Beacon Power's flywheel systems are anticipated to provide extremely high power output and energy storage in compact packages. They may be a long-lasting, lightweight, and an environmentally friendly alternative to conventional batteries. These systems can be used to provide backup for critical industrial processes and machines, as power supplies for satellites and as energy recovery systems for electric and hybrid-electric vehicle drive trains.

    Beacon Power is completing the commercialization of the 20C1000 cable/telecom flywheel system. Beacon Power's focus is limited to providing flywheel energy storage products for stationary terrestrial applications. Beacon Power's 20C1000 cable/telecom flywheel system is being developed to offer an alternative to lead acid batteries as an un-interruptible power supply for the telecommunications industry, including cable television and telephone service providers, which are required to maintain service during power outages.

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

    We expended approximately $726,000, $1,276,000 (as restated) and $4,055,000 (as restated) on internally-funded research and development during our years ended September 30, 1999, 1998 and 1997, respectively. During the year ended September 30, 1999, our most concentrated effort was directed toward building the power inverter for a fuel cell on-site power generation system. We continued our development efforts in the electro-optics and sensor inspection systems. In addition, we successfully tested a new version of our "Powersmart" alternator electronics package for Delco Remy International. Beacon Power's 20C1000 cable/telecom flywheel system and the introduction of our ISAM product accounted for the majority of the 1998 and 1997 internally-funded costs.

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

SIGNIFICANT CUSTOMERS

    Although we have been developing applications of our technology for both commercial and government markets, a large percentage of our revenue is from the U.S. department of defense, department of energy and NASA contracts, subcontracts and grants. The majority of these contracts, subcontacts and grants were awarded through the small business innovation research program. Although we believe that the majority of our revenue in the future will result from commercial applications of our technologies, a significant portion of our business in the next few years will likely continue to involve research and development for the U.S government and its agencies. Consequently, a portion of future revenue may be subject to funding approval from Congress, which involves political, budgetary, and other considerations over which we have no control. To date, we have not been adversely affected by reductions in defense spending. We believe that government funding for the areas of our research and development activities will continue without reduction. However, we cannot assure you that this funding will not be reduced in the future. Any reduction could materially adversely affect our business. In addition, many of our U.S. government contracts may be canceled at any time by the U.S. government with limited or no penalty.

EMPLOYEES

    At September 30, 1999, we employed a total of 177 people: 171 on a regular full-time basis, 4 on a regular part-time basis and 2 student interns. In addition, at September 30, 1999, Beacon Power employed a total of 27 people; 26 on a regular full-time basis and 1 on a regular part-time basis. Some of our employees are affiliated with large universities located in the greater Boston area. Approximately 59 persons are employed in engineering, 81 in manufacturing, 28 in administration and 9 in sales and marketing. None of these employees are represented by a union. We believe that our relations with our employees are satisfactory.

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

                                               FISCAL YEAR           FISCAL YEAR
                                                1999 BID              1998 BID
                                           -------------------   -------------------
                                             HIGH       LOW        HIGH       LOW
                                           --------   --------   --------   --------
First Quarter............................  $ 7.500     $5.063    $14.375    $ 8.750
Second Quarter...........................    5.688      4.750     14.250     10.875
Third Quarter............................    9.875      4.563     12.625      8.000
Fourth Quarter...........................   10.125      7.563      9.188      5.000

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

    On October 21, 1999, in connection with an investment, we issued 370,800 shares of our common stock to Mechanical Technology Incorporated. In addition, we issued to Mechanical Technology Incorporated a warrant to purchase 36,000 shares of our common stock at an exercise price of $8.80 per share. This warrant expires on October 21, 2003. In connection with this transaction, we also received a warrant to purchase 36,000 shares of the common stock of Mechanical Technology Incorporated at an exercise price of $37.66 per share and $2,570,000 in cash. This warrant expires on October 21, 2003. Both the common stock and the warrant were issued in reliance upon the exemptions from registration under
Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below for the year ended September 30, 1999 has been derived from our restated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data set forth below for the year ended September 30, 1998, 1997 and 1996 has been derived from our restated financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected consolidated financial data set forth below for the year ended September 30, 1995 has been derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants. This information should be read in conjunction with the consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

                                                           FISCAL YEAR ENDED SEPTEMBER 30,
                                                 ----------------------------------------------------
                                                   1999       1998       1997       1996       1995
                                                 --------   --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                    (AS RESTATED)
STATEMENT OF OPERATIONS DATA
  Product revenue..............................  $  9,123   $ 7,520    $ 3,728    $    --    $    --
  Funded research and development revenue......     6,355     8,011      8,738      9,385     11,475
                                                 --------   -------    -------    -------    -------
  Total revenue................................    15,478    15,531     12,466      9,385     11,475
  Cost of product revenue......................     9,511     5,474      2,683         --         --
                                                 --------   -------    -------    -------    -------
  Gross margin.................................     5,967    10,057      9,783      9,385     11,475
                                                 --------   -------    -------    -------    -------
  Research and development expenses............     6,554     6,794     11,443      8,213     11,431
  Selling, general and administrative
    expenses...................................     8,819     4,523      6,198      5,569      2,512
  Amortization of intangibles..................       371       291        120         --         --
                                                 --------   -------    -------    -------    -------
  Total operating expenses.....................    15,744    11,608     17,761     13,782     13,943
                                                 --------   -------    -------    -------    -------
  Operating loss...............................    (9,777)   (1,551)    (7,978)    (4,397)    (2,468)
  Loss from investment in Beacon Power
    Corporation................................    (1,030)   (1,889)        --         --         --
  Other income (expense), net..................      (224)      170        269        464        451
                                                 --------   -------    -------    -------    -------
  Net loss before income taxes.................   (11,031)   (3,270)    (7,709)    (3,933)    (2,017)
  Provision/(benefit) for income taxes.........        --         4         --       (144)      (807)
                                                 --------   -------    -------    -------    -------
  Net loss.....................................   (11,031)   (3,274)    (7,709)    (3,789)    (1,210)
  Accretion of redeemable convertible preferred
    stock discount.............................       (51)       --         --         --         --
                                                 --------   -------    -------    -------    -------
  Net loss attributable to common
    stockholders...............................  $(11,082)  $(3,274)   $(7,709)   $(3,789)   $(1,210)
                                                 ========   =======    =======    =======    =======
  Net loss per share, basic and diluted........  $  (1.21)  $ (0.37)   $ (0.97)   $ (0.52)   $ (0.17)
                                                 ========   =======    =======    =======    =======
  Weighted average number of common shares,
    basic and diluted..........................     9,176     8,957      7,959      7,286      7,080
                                                 ========   =======    =======    =======    =======

                                                                      AS OF SEPTEMBER 30,
                                                      ----------------------------------------------------
                                                        1999       1998       1997       1996       1995
                                                      --------   --------   --------   --------   --------
                                                                         (IN THOUSANDS)
                                                                         (AS RESTATED)
BALANCE SHEET DATA
Cash and cash equivalents...........................   $2,533     $1,202     $4,257     $3,771     $2,188
Total assets........................................   17,400     16,708     18,219     16,354     19,793
Working capital.....................................    7,714      8,502     10,595     11,011     15,616
Long-term debt, net of current portion..............       34        221        323         --         --
Redeemable convertible preferred stock..............    4,894         --         --         --         --
Stockholders' equity................................    9,316     13,956     15,589     15,175     18,753

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)

    The following discussion reflects restatement of our financial statements for fiscal years 1997, 1998 and 1999. The restatement was prompted by the recently completed initial audit of the financial statements of our affiliate, Beacon Power Corporation, and reflects treating certain costs as expenses rather than being included in the value of the net assets of Beacon Power at December 24, 1997. We previously had accounted for these costs either as fixed assets or as part of the net assets of Beacon Power. As a result, certain costs previously capitalized in 1996, 1997 and 1998 should have been expensed as incurred, therefore reducing our investment in Beacon Power by $3.1 million as of December 24, 1997. The adjustments to our financial statements at December 24, 1997, the date which we began accounting for our investment in Beacon Power under the equity method of accounting, consisted of a reduction of $37,000 from current assets, a reduction of $3.0 million from property and equipment and intangible assets and an increase of $73,000 of accrued expenses. The cumulative effect of this change on our stockholders' equity as of September 30, 1999, was a reduction of $130,000. The effect of this change on the reported net loss attributable to common stockholders for each period is as follows:

                                                                           ($ IN THOUSANDS)
                                                            AS RESTATED   AS REPORTED   INCREASE/(DECREASE)
                                                            -----------   -----------   -------------------
Net loss attributable to common stockholders for year
  ended September 30, 1996................................    $ (3,789)     $ (2,865)         $  (924)
Net loss attributable to common stockholders for year
  ended September 30, 1997................................      (7,709)       (6,143)          (1,566)
Net loss attributable to common stockholders for year
  ended September 30, 1998................................      (3,274)       (4,306)           1,032
Net loss attributable to common stockholders for year
  ended September 30, 1999................................     (11,082)      (12,410)           1,328
                                                                                              -------
Cumulative effect of change...............................                                    $  (130)
                                                                                              =======

    We have adjusted the accumulated deficit as of September 30, 1996 for the effect of the 1996 restatement. The cumulative effect of this change on our stockholders' equity as of September 30, 1996 was a reduction of $924,000. See Notes A and F to our consolidated financial statements for additional discussion of this restatement.

    In addition, for all periods presented, expenses associated with funded research and development activities have been reclassified as research and development expenses from cost of revenue.

OVERVIEW

    We are developing enabling technologies for the emerging distributed power generation and power quality markets. We manufacture power and energy management products that convert, condition, store and manage electricity for businesses and consumers that require high-quality, uninterruptible power. We are utilizing our engineering and manufacturing expertise to develop products to serve the distributed power generation and power quality markets, including products for fuel cell and microturbine power generation systems, hybrid-electric vehicles and flywheel energy storage systems. We believe the family of products we are developing will be integral components of distributed power generation and power quality systems.

    In the past three years, we have expanded our business and capabilities through the following acquisitions:

    - K&D Magmotor Corp.--a manufacturer of custom and standard electric motors, acquired in January 1997.

    - Film Microelectronics, Inc.--a manufacturer of thin film substrates and hybrid microelectronics, acquired in April 1997.

    - Inductive Components, Inc.--a value-added supplier of customized electric motors, acquired in January 1999.

    - Lighthouse Software, Inc.--a supplier of control software for machine tools, acquired in January 1999.

    - HyComp, Inc.--a manufacturer of hybrid microelectronics, acquired in April 1999.

    - Ling Electronics, Inc.--a manufacturer of shaker vibration test systems, power converters, amplifiers and controllers, acquired in October 1999.

All of these acquisitions were accounted for using the purchase method of accounting. In addition, in November 1999, we acquired intellectual property, tooling and other assets from Northrop Grumman Corporation enabling us to manufacture and sell electric drivetrains. See Note P to our Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding our acquisitions.

    The results of our operations include $3.1 million loss of Beacon Power from May 8, 1997 to December 24, 1997 under the consolidation method of accounting. As a result of a recapitalization of Beacon Power on December 24, 1997, we began accounting for our investment in Beacon Power using the equity method and have included $1.9 million of losses of Beacon Power for the period from December 25, 1997 through June 1998, which equaled our initial investment in Beacon Power. In connection with the additional investment by outside third parties on October 23, 1998, we committed $30,000 to Beacon Power and accordingly, recorded a $30,000 loss from our investment in Beacon Power representing a portion of the suspended losses as of October 23, 1998. For the period from October 24, 1998 through June 21, 1999, we recorded no additional losses of Beacon Power as our investment in Beacon Power had been reduced to zero as of October 23, 1998. In June 1999, Beacon received $3.0 million of additional financing commitments, including $1.0 million from us. As a result of this additional commitment, we have included a $1.0 million loss from our investment in Beacon Power representing a portion of the suspended losses as of June 22, 1999. For the period from June 23, 1999 through September 30, 1999, we recorded no additional losses of Beacon Power as our investment in Beacon Power had been reduced to zero as of June 22, 1999.

    Revenue from manufactured products is recognized upon shipment. We provide for a warranty reserve at the time the product revenue is recognized.

    We perform funded research and development in collaboration with third parties under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each form of contract, we receive periodic progress payments or payment upon reaching interim milestones. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs indicate a loss, a provision for the entire loss on the contract is recorded.

    Cost of revenue includes cost of product revenue. Costs incurred in connection with funded research and development arrangements are included in research and development expenses.

    We have incurred significant costs to develop our technology and products. These costs have exceeded total revenues. As a result, we have incurred net losses in each of the past five fiscal years. As of

September 30, 1999, we had an accumulated deficit of $25.4 million (as restated). We intend to significantly increase our capital expenditures and operating expenses to rapidly expand our manufacturing capabilities and for general corporate purposes, including product development activities, sales and marketing and administrative activities. Because we expect to continue to invest in our business ahead of anticipated future revenues, we expect to incur operating losses for at least the next two years.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

    This Annual Report on Form 10-K/A contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Act of 1934. You can identify these forward-looking statement by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates," and similar expressions, whether in the negative or in the affirmative. Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, our actual results could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements below (particularly under the heading "Factors Affecting Future Results") that we believe could cause our actual results to differ materially from the forward-looking statements that we make. These factors also include, without limitation, those set forth in Exhibit 99 to this Form 10-K, which are expressly incorporated by reference herein. We do not intend to update information contained in any forward-looking statement we make.

RESULTS OF OPERATIONS

    FISCAL YEAR ENDED SEPTEMBER 30, 1999 (AS RESTATED) COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1998 (AS RESTATED)

    PRODUCT REVENUE. Product revenue increased $1.6 million or 21% from $7.5 million to $9.1 million. Product revenue increased by $396,000 for power electronics products and $1.2 million for motion control products.

    FUNDED RESEARCH AND DEVELOPMENT REVENUE. Funded research and development revenue decreased by $1.7 million or 21% from $8.0 million to $6.4 million. During the year ended September 30, 1999, we devoted more resources to internally funded research and development programs including the development of power conversion products for the distributed power generation market.

    GROSS MARGIN. Gross margin decreased by $4.1 million from $10.1 million to $6.0 million. Gross margin from products decreased by $2.4 million and funded research and development revenue decreased by $1.7 million. Gross margin from product revenue as a percentage of product revenue decreased to (4)% of product revenue in 1999 from 27% in the prior year. Gross margin from product sales as a percentage of product revenue decreased due to increased costs incurred in developing new products and for additional staffing and facility costs. In addition, we also recorded a $900,000 provision for obsolete and slow moving inventory.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased $240,000 or 4% from $6.8 million to $6.6 million. The decrease was the result of converting to the equity method of accounting for our investment in Beacon Power in 1998 and thus no longer including Beacon Power's research and development expenses in our results. In 1998, we included $1.2 million of Beacon Power's research and development expenses in our results through December 24, 1997, at which time we converted to the equity method of accounting for our investment in Beacon Power. This decrease was partially offset by an increase in our effort to develop distributed power conversion systems and other internal research and development programs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.3 million or 95% from $4.5 million to $8.8 million. This increase was primarily due to $2.2 million of non-cash, stock-based compensation expense related to the issuance of stock options and warrants to consultants in 1999, $1.0 million of additional reserves for unbilled contract costs and accounts receivable and $800,000 in costs for facilities and staffing in an effort to meet expected growth and demand for our products.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased $80,000 or 27% from $291,000 to $371,000. This was the result of the acquisition of Inductive and Lighthouse in January 1999.

    LOSS FROM INVESTMENT IN BEACON POWER CORPORATION. Loss from investment in Beacon Power decreased $859,000 or 45% from $1.9 million to $1.0 million. As of October 1, 1998, our remaining initial investment of $1.9 million in Beacon Power has been reduced to zero. During 1999, we committed an additional
$1.0 million in financing to Beacon Power and accordingly, recorded a $1.0 million loss from our investment in Beacon Power representing a portion of our suspended losses from Beacon Power. As of June 22, 1999, our investment in Beacon Power has been reduced to zero, and no additional losses were recorded during the period from June 23, 1999 to September 30, 1999.

    OTHER INCOME (EXPENSE), NET. Other expense, net increased to $224,000 from $170,000 of other income, net as a result of increased interest expense and decreased interest income.

    FISCAL YEAR ENDED SEPTEMBER 30, 1998 (AS RESTATED) COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1997 (AS RESTATED)

    PRODUCT REVENUE. Product revenue increased by $3.8 million or 102% from $3.7 million to $7.5 million. The increase in product revenue was primarily due to the impact of recording a full year of revenue in 1998 for Magmotor and FMI versus recording less than a full year of revenue during 1997.

    FUNDED RESEARCH AND DEVELOPMENT REVENUE. Funded research and development revenue decreased by $727,000 or 8% from $8.7 million to $8.0 million. During the year ended September 30, 1998, we devoted more resources to internally funded research and development programs including the development of power conversion products for the distributed power generation market.

    GROSS MARGIN. Gross margin increased by $274,000 from $9.8 million to $10.1 million. Gross margin from products increased by $1.0 million while funded research and development revenue decreased by $727,000. Gross margin from product revenue as a percentage of product revenue decreased to 27% of product revenue from 28% in the prior year. Gross margin from product revenue as a percentage of product revenue decreased due to increased costs incurred in developing new products and for additional staffing and facility costs.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased $4.6 million or 41% from $11.4 million to $6.8 million. During 1997, we expensed $4.3 million of product development costs related to Beacon Power's flywheel system and the Integrated Suspension and Motor System (ISAM) products. In December 1997, we converted to the equity method of accounting for our investment in Beacon Power and only included $1.2 million of Beacon Power's research and development expenses in our results.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $1.7 million or 27% from $6.2 million to $4.5 million. During 1997, we established a reserve of $500,000 for expenses, primarily lease cancellation costs relating to the consolidation of our Tucson Space division into our Technology Center. In 1997, we also included
$1.1 million of selling, general and administrative expense of Beacon Power in our results. In December 1997, we converted to the equity method of accounting for our investment in Beacon Power and only included $39,000 of Beacon Power's selling, general and administrative expenses in our results.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased $171,000 or 143% from $120,000 to $291,000. The increase was the result of a full year of goodwill amortization in connection with the acquisitions of Magmotor and FMI.

    LOSS FROM INVESTMENT IN BEACON POWER CORPORATION. For 1997, our investment in Beacon Power was accounted for under the consolidation method of accounting. On December 24, 1997, we converted to the equity method of accounting for our investment as a result of the recapitalization of Beacon Power, and Beacon Power's net loss for the period October 1, 1997 through December 24, 1997 of $1.1 million was included in our operating results. We have included
$1.9 million loss from our investment in Beacon Power for the period from December 25, 1997 through June 1998, which equaled our remaining initial investment in Beacon Power. As of June 30, 1998, our investment in Beacon Power had been reduced to zero, and no additional losses were recorded during the period from July 1, 1998 to September 30, 1998.

    OTHER INCOME (EXPENSE) NET. Other income, net decreased $99,000 or 37% from $269,000 to $170,000. The decrease was primarily the result of a decrease of interest income on marketable securities.

QUARTERLY RESULTS OF OPERATIONS (AS RESTATED)

    The following table presents restated unaudited quarterly statement of operations data for the eight quarters ended September 30, 1999. This data has been prepared on a basis consistent with our restated audited financial statements included elsewhere in this Annual Report on Form 10-K. This data includes all adjustments, consisting solely of normal recurring adjustments, that we believe necessary for a fair presentation of this information. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

                                                                         THREE MONTHS ENDED
                                       ---------------------------------------------------------------------------------------
                                       SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,
                                         1999        1999       1999       1998       1998        1998       1998       1997
                                       ---------   --------   --------   --------   ---------   --------   --------   --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                            (AS RESTATED)
STATEMENT OF OPERATIONS DATA
  Product revenue....................   $ 2,733    $ 2,623     $1,772     $1,995     $2,077      $1,787    $ 1,940    $ 1,716
  Funded research and development
    revenue..........................     1,266      1,469      1,890      1,730      1,743       1,857      2,386      2,025
                                        -------    -------     ------     ------     ------      ------    -------    -------
  Total revenue......................     3,999      4,092      3,662      3,725      3,820       3,644      4,326      3,741
  Cost of product revenue............     2,784      3,288      1,915      1,524      1,887         917      1,348      1,322
                                        -------    -------     ------     ------     ------      ------    -------    -------
  Gross margin.......................     1,215        804      1,747      2,201      1,933       2,727      2,978      2,419
                                        -------    -------     ------     ------     ------      ------    -------    -------
  Research and development
    expenses.........................     1,526      2,136      1,465      1,428      1,001       1,515      1,726      2,552
  Selling, general and administrative
    expenses.........................     1,624      5,176      1,029        990      1,133       1,112      1,163      1,115
  Amortization of intangibles........        98        101         94         78         78          75         83         55
                                        -------    -------     ------     ------     ------      ------    -------    -------
  Total operating expenses...........     3,248      7,413      2,588      2,496      2,212       2,702      2,972      3,722
                                        -------    -------     ------     ------     ------      ------    -------    -------
  Operating (loss) income............    (2,033)    (6,609)      (841)      (295)      (279)         25          6     (1,303)
  Loss from investment in Beacon
    Power Corporation................        --     (1,000)        --        (30)        --        (808)    (1,080)        --
  Other income (expense), net........       (31)      (186)       (26)        20         27          36         53         53
                                        -------    -------     ------     ------     ------      ------    -------    -------
  Net loss before income taxes.......    (2,064)    (7,795)      (867)      (305)      (252)       (747)    (1,021)    (1,250)
  Provision for income taxes.........        --         --         --         --          4          --         --         --
                                        -------    -------     ------     ------     ------      ------    -------    -------
  Net loss...........................    (2,064)    (7,795)      (867)      (305)      (256)       (747)    (1,021)    (1,250)
  Accretion of redeemable convertible
    preferred stock discount.........       (51)        --         --         --         --          --         --         --
                                        -------    -------     ------     ------     ------      ------    -------    -------
  Net loss attributable to common
    stockholders.....................   $(2,115)   $(7,795)    $ (867)    $ (305)    $ (256)     $ (747)   $(1,021)   $(1,250)
                                        =======    =======     ======     ======     ======      ======    =======    =======
  Net loss per share, basic and
    diluted..........................   $ (0.22)   $ (0.85)    $(0.10)    $(0.03)    $(0.03)     $(0.08)   $ (0.11)   $ (0.14)
                                        =======    =======     ======     ======     ======      ======    =======    =======
  Weighted average number of common
    shares, basic and diluted........     9,488      9,177      9,059      8,980      9,008       9,019      8,955      8,845
                                        =======    =======     ======     ======     ======      ======    =======    =======

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities, public security offerings, borrowings on our line of credit and capital equipment leases.

    As of September 30, 1999, our cash and cash equivalents were $2.5 million, an increase of $1.3 million from September 30, 1998. Cash used in operating activities for the year ended September 30, 1999 was $5.6 million as compared to $2.9 million in 1998. Cash used in operating activities during the year ended September 30, 1999 was primarily attributable to our net loss and an increase in unbilled contract costs and fees and inventory partially offset by non-cash items such as depreciation and amortization, loss from our investment in Beacon Power and compensation expense related to issuance of stock options and warrants to non-employees.

    Cash used in investing activities during the year ended September 30, 1999 was $1.4 million as compared to $1.7 million in 1998. Net cash used in investing activities during the year ended September 30, 1999 included the acquisitions of certain assets of Inductive, Lighthouse and HyComp of $996,000, capital and intellectual expenditures of $323,000 and an investment in Beacon Power of $697,000 partially offset from the proceeds from the sale of marketable securities of $580,000. We estimate that we will spend an additional
$2.0 million on capital expenditures during fiscal year 2000, primarily to expand our capacity to manufacture our power conversion products. We expect these additions will be financed by cash on hand and from lease financing.

    Cash provided by financing activities during the year ended September 30, 1999 was $8.4 million. During August 1999, we completed an $8.0 million private placement of 8,000 shares of our series A redeemable convertible preferred stock with Brown Simpson Strategic Growth Funds. The series A redeemable convertible preferred stock is initially convertible into 1,025,641 shares of our common stock, at an initial conversion price of $7.80 per share. The series A redeemable convertible preferred stock is also subject to certain dilution protection for a period of three years. Under certain circumstances, we have the option to cause the series A preferred stock to convert into shares of common stock or otherwise be redeemed. At the end of seven years, we must redeem any remaining shares of the series A redeemable convertible preferred stock for cash or, at our option, common stock with a then fair market value equal to the original purchase price of the series A redeemable convertible preferred stock. The obligation at seven years to redeem any remaining shares of the series A redeemable convertible preferred stock accelerates to the fourth anniversary of the closing in the event the average bid price of our common stock for the 60 "trading day" period immediately preceding the fourth anniversary is $5.00 per share or less. In the event of certain change in control events regarding us or our common stock is delisted, Brown Simpson has the right to cause the series A preferred stock to be redeemed. In connection with the transaction, Brown Simpson also received warrants to purchase up to 675,000 additional shares of common stock at $8.54 per share. The Brown Simpson warrants expire on August 25, 2003. H.C. Wainwright & Co., Inc. served as placement agent for the transaction and received a commission of $560,000 and warrants to purchase 120,000 shares of our common stock at $7.80 per share. These warrants expire on August 25, 2003. H.C. Wainwright will also receive a future fee in the amount of 4% of any monies received by us upon the exercise of the Brown Simpson warrants.

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

    We anticipate that the existing $2.5 million in cash and cash equivalents will be sufficient to fund operations for at least fiscal year 2000. However, there can be no assurance that we will not require additional financings within this time frame or that any additional financing, if needed, will be available to us on terms acceptable to us, if at all.

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

    On October 23, 1998, we granted the purchasers of Beacon Power's Series D redeemable preferred stock the right to cause us, under circumstances described below, to purchase all of Beacon Power's shares of Series D redeemable preferred stock issued to those purchasers and, upon exercise of this "put right," we must pay $4,750,000 in our common stock, valued at the average fair value for the fifteen trading days before and after notice of exercise of the put right. The put right is exercisable within sixty days of the second, third, forth and fifth anniversary of the closing date of the transaction, upon certain events of bankruptcy of Beacon Power and upon the occurrence of certain going private transactions involving us. If the put right is exercised, we would record the value of the shares repurchased as an additional investment in Beacon Power. If we determine that redemption of the put right is probable or the put right is exercised and the value we pay for the shares of Series D redeemable preferred stock exceeds the fair market value of Beacon Power's stock, such amount would be recorded as a loss in the period the judgement is made or the put right is exercised. The put right will terminate, if not previously exercised, on the earlier of (i) October 23, 2003, (ii) upon the listing of Beacon Power's common stock on the New York Stock Exchange or the Nasdaq National Market, or
(iii) with respect to put rights resulting from an event described above, 100 days after the purchasers receive written notice from us requesting that the purchasers either exercise or waive their put rights resulting from that event.

EFFECTS OF INFLATION

    We believe that inflation and changing prices over the past three years have not had a significant impact on our net revenue or on our income from continuing operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

    The following table summarizes derivative financial instruments included in marketable securities held by us at September 30, 1998, which are sensitive to changes in interest rates:

                                       FOR THE YEARS ENDED SEPTEMBER 30,                          TOTAL FACE   TOTAL FAIR
                              ----------------------------------------------------                ----------   ----------
DESCRIPTION                     1999       2000       2001       2002       2003     THEREAFTER     VALUE        VALUE
-----------                   --------   --------   --------   --------   --------   ----------   ----------   ----------
Floater.....................                                                          $350,000     $350,000     $325,500
  Average Interest Rate.....    5.7%       5.7%       5.7%       5.7%       5.7%          5.7%
CMO.........................                                                          $ 70,614     $ 70,614     $ 73,492
  Average Interest Rate.....    5.4%       5.4%       5.4%       5.4%       5.4%          5.4%
Structured Notes............                                                          $250,000     $250,000     $258,439
  Average Interest Rate.....    6.0%       6.0%       6.0%       6.0%       6.0%          6.0%

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I: RESTATED FINANCIAL STATEMENTS OF SATCON TECHNOLOGY
  CORPORATION AND ITS SUBSIDIARIES

Reports of Independent Accountants..........................     20

Consolidated Financial Statements:
  Consolidated Balance Sheets as of September 30, 1999 and
    1998....................................................     22
  Consolidated Statements of Operations for the Years Ended
    September 30, 1999, 1998,
    and 1997................................................     23
  Consolidated Statements of Changes in Stockholders' Equity
    for the Years Ended
    September 30, 1999, 1998, and 1997......................     24
  Consolidated Statements of Cash Flows for the Years Ended
    September 30, 1999, 1998,
    and 1997................................................     25
  Notes to Consolidated Financial Statements................     26

Schedule II; Valuation and Qualifying Accounts for the Years
  Ended
  September 30, 1999, 1998, and 1997........................     54

PART II: FINANCIAL STATEMENTS OF BEACON POWER CORPORATION

Unaudited Financial Statements:
  Balance Sheet as of December 31, 1999.....................     55
  Statements of Operations for the Year Ended December 31,
    1999 and for the Period May 8, 1997 (Date of Inception)
    to December 31, 1999....................................     56
  Statement of Stockholders' Deficiency for the Year Ended
    December 31, 1999.......................................     57
  Statements of Cash Flows for the Year Ended December 31,
    1999 and for the Period May 8, 1997 (Date of Inception)
    to December 31, 1999....................................     58
  Notes to Financial Statements.............................     59

Independent Auditor's Report................................     70
Financial Statements:
  Balance Sheets as of December 31, 1998....................     71
  Statements of Operations for the Years Ended December 31,
    1998 and for the Period from May 8, 1997 (Date of
    Inception) to December 31, 1998.........................     72
  Statements of Stockholders' Deficiency for the Years Ended
    December 31, 1998.......................................     73
  Statements of Cash Flows for the Years Ended December 31,
    1998 and for the Period from May 8, 1997 (Date of
    Inception) to December 31, 1998.........................     74
  Notes to Financial Statements.............................     75

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
SatCon Technology Corporation:

    We have audited the accompanying consolidated balance sheet of SatCon Technology Corporation and its subsidiaries (a Delaware corporation) as of September 30, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended as restated, see Note A. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                                          /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
December 27, 1999
(except with respect to the
matter discussed in Note A for which
the date is August 7, 2000)

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

    As discussed in Note A, the accompanying consolidated financial statements for the years ended September 30, 1997 and 1998 have been revised to expense certain assets which had previously been capitalized.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
December 17, 1998,
except as to Note A for
which the date is August 7, 2000

                         SATCON TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (AS RESTATED)

                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 2,533,072   $ 1,201,610
  Marketable securities.....................................           --       657,431
  Accounts receivable, net of allowance of $386,686 and
    $51,836 at September 30, 1999 and 1998, respectively....    2,799,143     3,347,405
  Unbilled contract costs and fees, net of allowance of
    $746,121 and $57,611 at September 30, 1999 and 1998,
    respectively............................................    1,462,201     1,196,318
  Inventory.................................................    3,697,972     3,678,067
  Prepaid expenses and other current assets.................      346,653       338,017
  Amounts due from related party............................        2,417       596,453
                                                              -----------   -----------
      Total current assets..................................   10,841,458    11,015,301
Property and equipment, net.................................    3,260,632     2,677,786
Intangibles, net............................................    3,194,609     2,967,988
Other long-term assets......................................      103,675        47,332
                                                              -----------   -----------
        Total assets........................................  $17,400,374   $16,708,407
                                                              ===========   ===========
  LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                    STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,563,605   $ 1,447,897
  Accrued payroll and payroll related expenses..............      479,888       352,701
  Deferred revenue..........................................      113,179       197,930
  Accrued losses from investment in Beacon Power
    Corporation.............................................      333,333            --
  Other accrued expenses....................................      620,874       368,252
  Current portion of long-term debt.........................       16,226       146,594
                                                              -----------   -----------
      Total current liabilities.............................    3,127,105     2,513,374
Long-term liabilities:
  Long-term debt, net of current portion....................       33,871       221,462
  Other long-term liabilities...............................       29,735        17,747
                                                              -----------   -----------

      Total long-term liabilities...........................       63,606       239,209
Commitments and contingencies (Note I)
Redeemable convertible preferred stock......................    4,894,112            --
Stockholders' equity:
  Preferred stock; $.01 par value, 1,000,000 shares
    authorized; 8,000 shares series A redeemable convertible
    preferred stock issued and outstanding at September 30,
    1999 and none issued and outstanding at September 30,
    1998....................................................           --            --
  Common stock, $.01 par value, 20,000,000 shares
    authorized; 9,617,009 and 9,018,549 shares issued at
    September 30, 1999 and 1998, respectively...............       96,170        90,185
  Additional paid-in capital................................   37,074,161    28,377,718
  Common stock held in escrow, at market value; 42,860 and 0
    shares at September 30, 1999 and 1998, respectively.....     (428,600)           --
  Amounts receivable from exercise of stock options.........   (1,816,667)           --
  Accumulated deficit.......................................  (25,359,809)  (14,328,623)
  Net unrealized losses on marketable securities, net of tax
    effect..................................................           --       (10,380)
  Treasury stock, at cost; 44,500 and 28,300 shares at
    September 30, 1999 and 1998, respectively...............     (249,704)     (173,076)
                                                              -----------   -----------
      Total stockholders' equity............................    9,315,551    13,955,824
                                                              -----------   -----------
        Total liabilities, redeemable convertible preferred
        stock and stockholders' equity......................  $17,400,374   $16,708,407
                                                              ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (AS RESTATED)

                                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                        ----------------------------------------
                                                            1999          1998          1997
                                                        ------------   -----------   -----------
Product revenue.......................................  $  9,122,498   $ 7,520,188   $ 3,728,042
Funded research and development revenue...............     6,355,383     8,010,735     8,738,293
                                                        ------------   -----------   -----------
Total revenue.........................................    15,477,881    15,530,923    12,466,335
                                                        ------------   -----------   -----------
Cost of product revenue...............................     9,510,941     5,474,067     2,683,389
                                                        ------------   -----------   -----------
Gross margin..........................................     5,966,940    10,056,856     9,782,946
Research and development expenses.....................     6,554,464     6,793,634    11,442,465
Selling, general and administrative expenses..........     8,818,706     4,523,424     6,197,951
Amortization of intangibles...........................       371,087       290,957       120,467
                                                        ------------   -----------   -----------
Total operating expenses..............................    15,744,257    11,608,015    17,760,883
                                                        ------------   -----------   -----------
Operating loss........................................    (9,777,317)   (1,551,159)   (7,977,937)
Loss from investment in Beacon Power Corporation......    (1,030,000)   (1,888,619)           --
Other losses..........................................      (150,464)           --            --
Interest income.......................................        42,287       179,861       283,131
Interest expense......................................      (115,692)      (10,206)      (13,933)
                                                        ------------   -----------   -----------
Net loss before income taxes..........................   (11,031,186)   (3,270,123)   (7,708,739)
Provision for income taxes............................            --         3,872            --
                                                        ------------   -----------   -----------
Net loss..............................................   (11,031,186)   (3,273,995)   (7,708,739)
Accretion of redeemable convertible preferred stock
  discount............................................       (50,904)           --            --
                                                        ------------   -----------   -----------
Net loss attributable to common stockholders..........  $(11,082,090)  $(3,273,995)  $(7,708,739)
                                                        ============   ===========   ===========
Net loss per share, basic and diluted.................  $      (1.21)  $      (.37)  $      (.97)
                                                        ============   ===========   ===========
Weighted average number of common shares, basic and
  diluted.............................................     9,176,041     8,956,671     7,959,309
                                                        ============   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                           CONSOLIDATED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                                 (AS RESTATED)

             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                                                                  AMOUNTS
                                                                                                 RECEIVABLE
                                                                        COMMON      COMMON          FROM
                                                         ADDITIONAL     SHARES       STOCK      EXERCISE OF
                                   COMMON      COMMON      PAID-IN     HELD IN      HELD IN        STOCK       ACCUMULATED
                                   SHARES      STOCK       CAPITAL      ESCROW      ESCROW        OPTIONS        DEFICIT
                                 ----------   --------   -----------   --------   -----------   ------------   ------------
Balance, September 30, 1996 (as
  restated)....................   7,359,074   $73,591    $18,487,209        --             --             --   $ (3,345,889)
Net loss.......................          --        --             --        --             --             --     (7,708,739)
Exercise of stock options......     161,934     1,619        408,390        --             --             --             --
Change in net unrealized losses
  on marketable securities.....          --        --             --        --             --             --             --
Stock issued in acquisition....     450,000     4,500      2,871,750        --             --             --             --
Securities purchase
  agreement....................     798,138     7,981      4,809,251        --             --             --             --
                                 ----------   -------    -----------    ------    -----------   ------------   ------------
Balance, September 30, 1997....   8,769,146   $87,691    $26,576,600        --             --             --   $(11,054,628)
Net loss.......................          --        --             --        --             --             --     (3,273,995)
Exercise of stock options......     100,266     1,003        580,736        --             --             --             --
Exercise of warrants...........     149,137     1,491      1,220,382        --             --             --             --
Treasury stock purchased.......          --        --             --        --             --             --             --
Change in net unrealized losses
  on marketable securities.....          --        --             --        --             --             --             --
                                 ----------   -------    -----------    ------    -----------   ------------   ------------
Balance, September 30, 1998....   9,018,549   $90,185    $28,377,718        --             --             --   $(14,328,623)
Net loss.......................          --        --             --        --             --             --    (11,031,186)
Exercise of stock options......     455,600     4,556      3,173,445        --             --     (1,816,667)            --
Treasury stock purchased.......          --        --             --        --             --             --             --
Common stock issued in
  acquisitions.................     100,000     1,000        567,800        --             --             --             --
Common stock issued in
  connection with settlement
  agreement which is held in
  escrow.......................      42,860       429        189,762    42,860       (190,191)            --             --
Compensation expense related to
  stock options and warrants
  issued to
  non-employees................          --        --      2,208,639        --             --             --             --
Valuation adjustment for common
  stock held in escrow.........          --        --        238,409        --       (238,409)            --             --
Warrants issued in connection
  with the
  sale of redeemable preferred
  stock........................          --        --      2,369,292        --             --             --             --
Change in net unrealized losses
  on marketable securities.....          --        --             --        --             --             --             --
Accretion of redeemable
  convertible
  preferred stock discount.....          --        --        (50,904)       --             --             --             --
                                 ----------   -------    -----------    ------    -----------   ------------   ------------
Balance, September 30, 1999....   9,617,009   $96,170    $37,074,161    42,860    $  (428,600)  $ (1,816,667)  $(25,359,809)
                                 ==========   =======    ===========    ======    ===========   ============   ============


                                    NET
                                 UNREALIZED
                                  LOSS ON                                TOTAL
                                 MARKETABLE   TREASURY   TREASURY    STOCKHOLDERS'
                                 SECURITIES    SHARES      STOCK        EQUITY
                                 ----------   --------   ---------   -------------
Balance, September 30, 1996 (as
  restated)....................   $(39,935)        --           --   $ 15,174,976
Net loss.......................         --         --           --     (7,708,739)
Exercise of stock options......         --         --           --        410,009
Change in net unrealized losses
  on marketable securities.....     19,720         --           --         19,720
Stock issued in acquisition....         --         --           --      2,876,250
Securities purchase
  agreement....................         --         --           --      4,817,232
                                  --------     ------    ---------   ------------
Balance, September 30, 1997....   $(20,215)        --           --   $ 15,589,448
Net loss.......................         --         --           --     (3,273,995)
Exercise of stock options......         --         --           --        581,739
Exercise of warrants...........         --         --           --      1,221,873
Treasury stock purchased.......         --     28,300    $(173,076)      (173,076)
Change in net unrealized losses
  on marketable securities.....      9,835         --           --          9,835
                                  --------     ------    ---------   ------------
Balance, September 30, 1998....   $(10,380)    28,300    $(173,076)  $ 13,955,824
Net loss.......................         --         --           --    (11,031,186)
Exercise of stock options......         --         --           --      1,361,334
Treasury stock purchased.......         --     16,200      (76,628)       (76,628)
Common stock issued in
  acquisitions.................         --         --           --        568,800
Common stock issued in
  connection with settlement
  agreement which is held in
  escrow.......................         --         --           --             --
Compensation expense related to
  stock options and warrants
  issued to
  non-employees................         --         --           --      2,208,639
Valuation adjustment for common
  stock held in escrow.........         --         --           --             --
Warrants issued in connection
  with the
  sale of redeemable preferred
  stock........................         --         --           --      2,369,292
Change in net unrealized losses
  on marketable securities.....     10,380         --           --         10,380
Accretion of redeemable
  convertible
  preferred stock discount.....         --         --           --        (50,904)
                                  --------     ------    ---------   ------------
Balance, September 30, 1999....         --     44,500     (249,704)  $  9,315,551
                                  ========     ======    =========   ============

    The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (AS RESTATED)

                                                                 FOR THE YEARS ENDED SEPTEMBER 30,
                                                              ----------------------------------------
                                                                  1999          1998          1997
                                                              ------------   -----------   -----------
Cash flows from operating activities:
  Net loss..................................................  $(11,031,186)  $(3,273,995)  $(7,708,739)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization.......................     1,013,037       625,976       969,010
        Allowance for unbilled contract costs and fees......       688,510       (19,065)      697,968
        Allowance for doubtful accounts.....................       334,850       (94,424)       28,324
        Allowance for inventory.............................       870,021      (549,765)      758,541
        Loss from investment in Beacon Power Corporation....     1,030,000     1,888,619            --
        Loss on sale of marketable securities...............        87,535            --            --
        Write-off impaired assets...........................       255,544        50,104     2,593,558
        Compensation expense related to issuance of stock
        options and warrants to non-employees...............     2,208,639            --            --
        Changes in operating assets and liabilities, net of
        effects of acquisitions:
          Accounts receivable...............................        89,858      (301,909)      535,797
          Prepaid expenses and other assets.................        31,455        (8,529)       62,174
          Unbilled contract costs and fees..................      (954,393)      532,573      (749,462)
          Inventory.........................................      (601,120)   (1,550,819)   (1,161,843)
          Other assets......................................       517,402      (607,245)      212,339
          Accounts payable..................................            72       647,689      (385,868)
          Accrued costs for consolidation of facilities.....            --      (398,000)      498,000
          Accrued expenses and payroll......................       (98,163)      106,939    (1,396,970)
          Other liabilities.................................       (72,763)        6,802            --
                                                              ------------   -----------   -----------
    Total adjustments.......................................     5,400,484       328,946     2,661,568
                                                              ------------   -----------   -----------
Net cash used in operating activities.......................    (5,630,702)   (2,945,049)   (5,047,171)
                                                              ------------   -----------   -----------
Cash flows from investing activities:
  Purchases of marketable securities........................            --            --      (600,000)
  Sales and maturities of marketable securities.............       580,144     1,340,609     2,079,064
  Patent and intangible expenditures........................      (102,227)     (431,526)     (150,534)
  Deferred financing fees...................................            --            --        56,313
  Capital expenditures......................................      (220,416)     (601,331)     (931,229)
  Acquisitions, net of cash acquired........................      (995,876)           --      (112,986)
  Investment in Beacon Power Corporation....................      (696,667)   (2,007,508)           --
                                                              ------------   -----------   -----------
Net cash (used in) provided by investing activities.........    (1,435,042)   (1,699,756)      340,628
                                                              ------------   -----------   -----------
Cash flows from financing activities:
  Repayment of borrowings...................................      (100,000)      (40,625)      (35,119)
  Borrowings under line of credit...........................     2,657,234            --            --
  Repayment of borrowings under line of credit..............    (2,657,234)           --            --
  Proceeds from exercise of stock options...................     1,361,334       581,739       410,009
  Proceeds from exercise of warrants........................            --     1,221,873            --
  Proceeds from issuance of common stock....................            --            --     4,817,232
  Proceeds from issuance of redeemable convertible preferred
    stock...................................................     7,212,500            --            --
  Purchase of treasury stock................................       (76,628)     (173,076)           --
                                                              ------------   -----------   -----------
Net cash provided by financing activities...................     8,397,206     1,589,911     5,192,122
                                                              ------------   -----------   -----------
Net increase/(decrease) in cash and cash equivalents........     1,331,462    (3,054,894)      485,579
Cash and cash equivalents at beginning of year..............     1,201,610     4,256,504     3,770,925
                                                              ------------   -----------   -----------
Cash and cash equivalents at end of year....................  $  2,533,072   $ 1,201,610   $ 4,256,504
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

RESTATEMENT

    The Company has restated its financial statements for fiscal 1997, 1998 and 1999. The restatement was prompted by the recently completed initial audit of the financial statements of its affiliate, Beacon Power Corporation and reflects treating certain costs as expenses rather than being included in the value of the net assets of Beacon Power at December 24, 1997. The Company previously had accounted for these costs either as fixed assets or as part of the net assets of Beacon Power. As a result, certain costs previously capitalized in 1996, 1997 and 1998 should have been expensed as incurred, therefore reducing the Company's investment in Beacon Power by $3.1 million as of December 24, 1997. The adjustments to the financial statements at December 24, 1997, the date which the Company began accounting for its investment in Beacon Power under the equity method of accounting, consisted of a reduction of $37,000 from current assets, a reduction of $3.0 million from property and equipment and intangible assets and an increase of $73,000 of accrued expenses. The Company has adjusted its accumulated deficit as of September 30, 1996 for the effect of the 1996 restatement. The cumulative effect of this change on the Company's stockholders' equity as of September 30, 1996, was a reduction of $924,192. The cumulative effect of this change on the Company's stockholders' equity as of September 30, 1999, was a reduction of $130,504. The effect of this change on the reported results for each period is as follows:

                         SATCON TECHNOLOGY CORPORATION

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONSOLIDATED STATEMENTS OF OPERATIONS:

                                                                  FOR THE YEAR ENDED
                                                                  SEPTEMBER 30, 1999
                                                              ---------------------------
                                                              AS RESTATED    AS REPORTED
                                                              ------------   ------------
Product revenue.............................................  $  9,122,498   $  9,122,498
Funded research and development revenue.....................     6,355,383      6,355,383
                                                              ------------   ------------
Total revenue...............................................    15,477,881     15,477,881
                                                              ------------   ------------
Cost of product revenue.....................................     9,510,941      9,510,941
                                                              ------------   ------------
Gross margin................................................     5,966,940      5,966,940
Research and development expenses...........................     6,554,464      6,554,464
Selling, general and administrative expenses................     8,818,706      8,818,706
Amortization of intangibles.................................       371,087        371,087
                                                              ------------   ------------
Total operating expenses....................................    15,744,257     15,744,257
                                                              ------------   ------------
Operating loss..............................................    (9,777,317)    (9,777,317)
Loss from investment in Beacon Power Corporation............    (1,030,000)    (2,357,679)
Other losses................................................      (150,464)      (150,464)
Interest income.............................................        42,287         42,287
Interest expense............................................      (115,692)      (115,692)
                                                              ------------   ------------
Net loss....................................................   (11,031,186)   (12,358,865)
Accretion of redeemable convertible preferred stock
  discount..................................................       (50,904)       (50,904)
                                                              ------------   ------------
Net loss attributable to common stockholders................  $(11,082,090)  $(12,409,769)
                                                              ============   ============
Net loss per share, basic and diluted.......................  $      (1.21)  $      (1.35)
                                                              ============   ============
Weighted average number of common shares, basic and
  diluted...................................................     9,176,041      9,176,041
                                                              ============   ============

                         SATCON TECHNOLOGY CORPORATION

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                  FOR THE YEAR ENDED
                                                                  SEPTEMBER 30, 1998
                                                              ---------------------------
                                                              AS RESTATED    AS REPORTED
                                                              ------------   ------------
Product revenue.............................................  $  7,520,188   $  7,520,188
Funded research and development revenue.....................     8,010,735      7,965,735
                                                              ------------   ------------
Total revenue...............................................    15,530,923     15,485,923
                                                              ------------   ------------
Cost of product revenue.....................................     5,474,067      5,474,067
                                                              ------------   ------------
Gross margin................................................    10,056,856     10,011,856
Research and development expenses...........................     6,793,634      5,863,296
Selling, general and administrative expenses................     4,523,424      4,787,070
Amortization of intangibles.................................       290,957        290,957
                                                              ------------   ------------
Total operating expenses....................................    11,608,015     10,941,323
                                                              ------------   ------------
Operating loss..............................................    (1,551,159)      (929,467)
Loss from investment in Beacon Power Corporation............    (1,888,619)    (3,541,817)
Interest income.............................................       179,861        179,861
Interest expense............................................       (10,206)       (10,206)
                                                              ------------   ------------
Net loss before income taxes................................    (3,270,123)    (4,301,629)
Provision for income taxes..................................         3,872          3,872
                                                              ------------   ------------
Net loss attributable to common stockholders................  $ (3,273,995)  $ (4,305,501)
                                                              ============   ============
Net loss per share, basic and diluted.......................  $       (.37)  $       (.48)
                                                              ============   ============
Weighted average number of common shares, basic and
  diluted...................................................     8,956,671      8,956,671
                                                              ============   ============

                         SATCON TECHNOLOGY CORPORATION

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                  FOR THE YEAR ENDED
                                                                  SEPTEMBER 30, 1997
                                                              ---------------------------
                                                              AS RESTATED    AS REPORTED
                                                              ------------   ------------
Product revenue.............................................  $  3,728,042   $  3,728,042
Funded research and development revenue.....................     8,738,293      8,738,293
                                                              ------------   ------------
Total revenue...............................................    12,466,335     12,466,335
                                                              ------------   ------------
Cost of product revenue.....................................     2,683,389      2,683,389
                                                              ------------   ------------
Gross margin................................................     9,782,946      9,782,946
Research and development expenses...........................    11,442,465      9,876,968
Selling, general and administrative expenses................     6,197,951      6,197,951
Amortization of intangibles.................................       120,467        120,467
                                                              ------------   ------------
Total operating expenses....................................    17,760,883     16,195,386
                                                              ------------   ------------
Operating loss..............................................    (7,977,937)    (6,412,440)
Interest income.............................................       283,131        283,131
Interest expense............................................       (13,933)       (13,933)
                                                              ------------   ------------
Net loss attributable to common stockholders................  $ (7,708,739)  $ (6,143,242)
                                                              ============   ============
Net loss per share, basic and diluted.......................  $       (.97)  $       (.77)
                                                              ============   ============
Weighted average number of common shares, basic and
  diluted...................................................     7,959,309      7,959,309
                                                              ============   ============

CONSOLIDATED BALANCE SHEET DATA:

                                                   SEPTEMBER 30, 1999            SEPTEMBER 30, 1998
                                               ---------------------------   ---------------------------
                                               AS RESTATED    AS REPORTED    AS RESTATED    AS REPORTED
                                               ------------   ------------   ------------   ------------
Investment in Beacon Power Corporation......             --             --             --   $  1,458,183
                                               ------------   ------------   ------------   ------------
Total assets................................   $ 17,400,374   $ 17,400,374   $ 16,708,407   $ 18,166,590
                                               ============   ============   ============   ============
Accrued losses from investment in
 Beacon Power Corporation...................   $    333,333   $    202,829             --             --
                                               ------------   ------------   ------------   ------------
Accumulated deficit.........................   $(25,359,809)  $(25,229,305)  $(14,328,623)  $(12,870,440)
                                               ------------   ------------   ------------   ------------
Total liabilities, redeemable convertible
 preferred stock and stockholders' equity...   $ 17,400,374   $ 17,400,374   $ 16,708,407   $ 18,166,590
                                               ============   ============   ============   ============

                         SATCON TECHNOLOGY CORPORATION

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

    The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and interest are included in interest income. Realized

                         SATCON TECHNOLOGY CORPORATION

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

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

                                                       ESTIMATED LIVES
                                                       ---------------
Computer equipment and software...........  3-5 years
Electronic laboratory and shop              5 years
  equipment...............................
Mechanical laboratory and shop              10 years
  equipment...............................
Sales and demonstration equipment.........  3-10 years
Furniture and fixtures....................  7-10 years
Leasehold improvements....................  Lesser of the life of the lease or the useful life of the improvement

    When assets are retired or otherwise disposed of, the cost and related depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in other income.

    LONG-LIVED ASSETS

    The Company periodically evaluates the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the occurrence of a certain event or change in circumstances or at each balance sheet date, the Company evaluates the potential impairment of an asset based on future undiscounted cash flows. In the event that impairment exists, the Company will measure the amount of such impairment based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Factors that management considers in performing this assessment include current operating results, trends and prospects and, in addition, demand, competition and other economic factors. At September 30, 1999 and 1998, the Company determined that there had been no impairment of its long-lived assets, except as in Note E.

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

                         SATCON TECHNOLOGY CORPORATION

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    TREASURY STOCK

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

                         SATCON TECHNOLOGY CORPORATION

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company's trade accounts receivable and unbilled contract costs and fees are primarily from sales to U.S. government agencies and several commercial customers. The Company does not require collateral and has not historically experienced significant credit losses related to receivables or unbilled contract costs and fees from individual customers or groups of customers in any particular industry or geographic area.

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

    EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The Company will adopt SFAS No. 133 beginning in the first quarter of the fiscal year ending September 30, 2001.

    Adoption of SFAS No. 133 is not expected to have a material impact to the Company's consolidated financial position, results of operations or cash flows.

                         SATCON TECHNOLOGY CORPORATION

B.  MARKETABLE SECURITIES

    At September 30, 1998, marketable securities have been categorized as available for sale, and as a result, are stated at fair value.

    As of September 30, 1998, marketable securities consisted of the following:

                                                                                  GROSS        GROSS
                                                      AMORTIZED    AGGREGATE    UNREALIZED   UNREALIZED
SECURITY CATEGORY                                     COST BASIS   FAIR VALUE     GAINS        LOSSES
-----------------                                     ----------   ----------   ----------   ----------
Corporate debt securities...........................   $597,197     $583,939      $ 8,149     $(21,407)
Mortgage-backed securities..........................     70,614       73,492        2,878           --
                                                       --------     --------      -------     --------
                                                       $667,811     $657,431      $11,027     $(21,407)
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

D.  INVENTORY

    Inventory consisted of the following:

                                                            SEPTEMBER 30,
                                                       -----------------------
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
                                                       ==========   ==========

                         SATCON TECHNOLOGY CORPORATION

E.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

                                                            SEPTEMBER 30,
                                                       -----------------------
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

F.  INVESTMENT IN BEACON POWER CORPORATION

    On May 28, 1997, SatCon Technology Corporation entered into a Securities Purchase Agreement (the "Agreement"), dated as of May 28, 1997, by and among the Company, Beacon Power Corporation ("Beacon Power"), a new wholly-owned subsidiary of the Company, and Duquesne Enterprises ("Duquesne"). Pursuant to the terms of the Agreement, Duquesne purchased from the Company and the Company issued, sold and delivered to Duquesne 798,138 shares (the "Shares") of the Company's Common Stock. The aggregate consideration received by the Company was $5,000,000. In exchange for a capital contribution, the Company received all of the capital stock of Beacon Power, consisting of 3,375,000 shares of Beacon Power's Common Stock and 1,125,000 shares of Beacon Power's preferred stock, par value $.01 per share, as adjusted to reflect a 1:1.125 stock split. Duquesne also entered into agreements pursuant to which it will act as exclusive distributor of Beacon Power's products, subject to certain exceptions, in seven Mid-Atlantic States and the District of Columbia.

    During a recapitalization of Beacon Power on December 24, 1997, Beacon Power obtained equity financing from private investors and the Company converted a significant portion of its ownership of Beacon Power to non-voting convertible preferred stock and the Company began accounting for its

                         SATCON TECHNOLOGY CORPORATION

F. INVESTMENT IN BEACON POWER CORPORATION (CONTINUED) investment under the equity method of accounting. The book value of assets and liabilities of Beacon Power at the time the Company applied the equity method of accounting was as follows:

                                                     (AS RESTATED)   (AS REPORTED)
                                                     -------------   -------------
Accounts receivable................................   $    14,487     $    31,437
Inventory..........................................            --          16,788
Prepaid expenses and other assets..................        67,147          70,478
Property and equipment, net........................            --       2,859,572
Intangibles, net...................................            --          90,957
Accounts payable...................................       (50,000)             --
Accrued payroll and payroll related expenses.......       (32,298)        (32,298)
Accrued expenses...................................      (118,225)        (95,000)
Subscriptions receivable...........................     2,007,508       2,058,066
                                                      -----------     -----------
Investment in Beacon Power Corporation.............   $ 1,888,619     $ 5,000,000
                                                      ===========     ===========

    The restated amounts reflects treating certain costs as expenses rather than being included in the value of the net assets of Beacon Power (See Note A).

    At September 30, 1998, the Company had amounts of $596,453 due from Beacon Power. These amounts arose from transactions after December 24, 1997, whereby the Company advanced money and made payments for certain expenses incurred by Beacon Power. Such amounts were subsequently repaid in connection with the October 23, 1998 financing.

    On October 23, 1998, the Company entered into a Securities Purchase Agreement, by and among Beacon Power, Perseus Capital, L.L.C. ("Perseus"), Duquesne, Micro Generation Technology Fund, L.L.C ("Micro", and together with Perseus and Duquesne, the "Purchasers") and the Company. Pursuant to the terms of the Agreement, (i) the Purchasers purchased from Beacon Power and Beacon Power issued, sold and delivered to the Purchasers 1,900,000 shares (the "Shares") of Beacon's Class D Redeemable Preferred Stock, $.01 par value per share; (ii) the Purchasers have the right to receive certain warrants to purchase shares of Beacon Power's common stock, $.01 par value per share ("Beacon Power's Common Stock"); (iii) the Company granted the Purchasers the right (the "Put Right") to cause the Company, in circumstances described below, to purchase all of the Shares and all of Beacon Power's Common Stock issuable upon conversion of the Shares; and (iv) upon exercise of the Put Right pursuant to the terms of the Agreement, the Company must pay the consideration contemplated by the Agreement in shares of the Company's common stock, $.01 par value per share, valued at the average fair value for the 15 trading days before and after notice of exercise of the Put Right. The aggregate consideration received by Beacon Power was $4,750,000. The Put Right is exercisable within 60 days of the second, third, fourth and fifth anniversary of the closing date of the transaction, upon certain events of bankruptcy of Beacon Power and upon the occurrence of certain going private transactions involving the Company. If the put right is exercised, the Company would record the value of the shares repurchased as an additional investment in Beacon Power. If management determines that redemption of the put right is probable or the put right is exercised and the value paid for the shares of Series D redeemable preferred stock exceeds the fair market value of Beacon Power's stock, such amount would be recorded as a loss in the period that the judgement is made or the put right is exercised. The put right will terminate, if not previously exercised, on the earlier of (i) October 23, 2003, (ii) upon the listing of Beacon Power's common stock on the New York Stock

                         SATCON TECHNOLOGY CORPORATION

F.  INVESTMENT IN BEACON POWER CORPORATION (CONTINUED)
Exchange or the Nasdaq National Market, or (iii) with respect to put rights resulting from an event described above, 100 days after the Purchasers receive written notice from the Company requesting that the Purchasers either exercise or waive their put rights resulting from that event. The Company retained approximately 0.1% of Beacon Power's outstanding voting stock; however, there was a presumption that the Company had the ability to exercise significant influence, and therefore, the Company continues to account for its investment using the equity method of accounting.

    On June 22, 1999, the Company purchased from Beacon Power a note (the "June 22, 1999 Note") with a principal amount of $125,000 due and payable on the earlier of (i) September 22, 1999 ("Maturity Date") or (ii) upon the occurrence of an event of default, as defined therein. The note bears interest at 12 % per annum; provided that, if the note is not repaid in full on or prior to Maturity Date, the interest rate would increase to 15% per annum. The June 22, 1999 Note was issued pursuant to the terms of a Note Purchase Agreement, dated as of June 22, 1999, by and among Beacon Power, the Purchasers named therein, and the Company (the "Note Purchase Agreement"). Interest on the June 22, 1999 Note is payable on the Maturity Date.

    On July 6, 1999, the Company purchased from Beacon Power an additional note (the "July 6, 1999 Note") with a principal amount of $125,000 due and payable on the earlier of (i) Maturity Date or (ii) upon the occurrence of an event of default. The note bears interest at 12 % per annum; provided, that if the note is not repaid in full on or prior to Maturity Date, the interest rate would increase to 15% per annum (the "July 6, 1999 Note" and together with the June 22, 1999 Note, the "Notes"). The July 6, 1999 Note was also issued pursuant to the terms of the Note Purchase Agreement. Interest on the July 6, 1999 Note is payable on the Maturity Date.

    In August 1999, the Company exchanged in full the Notes and $83,333.33 for a note with a principal amount of $333,333.33 ("Bridge Note") plus accrued interest due and payable on the earlier of (i) the date of conversion of the note as described below or (ii) upon the occurrence of an event of default. The Bridge Note bears interest at 12 % per annum; provided that if the Funding Date (as defined below) does not occur within six months, such interest rate shall increase effective February 2, 2000 to 15% per annum. The Bridge Note was issued pursuant to the terms of a Note and Warrant Purchase Agreement, dated as of August 2, 1999, by and among Beacon Power, the Purchasers named therein, and the Company (the "Note and Warrant Purchase Agreement"). Interest on the Bridge Note is payable on the Maturity Date.

    Pursuant to the terms of the Note and Warrant Purchase, the Company purchased two (2) additional notes each with a principal amount of $333,333.33 on September 16, 1999 and October 19, 1999. The Bridge Note and the additional notes each with a principal amount of $333,333.33 are collectively referred to as the "Bridge Securities."

    In the event that Beacon Power obtains a funding commitment for at least $5 million of external funds within four months of the issuance of the first Bridge Security and closes a funding pursuant to such commitment within six months of the first issuance of the first Bridge Security (the date of such funding, the "Funding Date"), all outstanding principal and interest on the Bridge Securities will convert into equity of Beacon Power at a price and on terms that are equivalent to the securities issued by Beacon Power pursuant to the funding commitment. If Beacon Power does not obtain a qualified financing commitment within the four-month period referred to above, or close such funding within the six-month period referred to above, the Bridge Securities will convert into securities of Beacon Power pursuant to terms to be agreed

                         SATCON TECHNOLOGY CORPORATION

F. INVESTMENT IN BEACON POWER CORPORATION (CONTINUED) to with Beacon Power, or if no terms are agreed to, the Company has the right to demand payment of all principal and interest on the Bridge Securities.

    Warrants to purchase shares of Beacon Power Securities were issued in connection with each issuance of the Bridge Securities. The warrants are for the purchase of the type of securities to be issued upon conversion of the Bridge Securities or if such securities are not converted, Beacon Power Common Stock. The number of shares of Beacon Power securities that will be subject to the warrants will be determined by dividing (i) 25% of the principal amount of the Bridge Securities issued by (ii) the price per share of the Bridge Securities, or, if the Bridge Securities are not converted, $2.50.

    At September 30, 1999, the Company has accrued losses of $333,333 relating to its share of Beacon Power losses, which it is required to fund pursuant to the terms of the Note and Warrant Purchase Agreement.

    Upon the conversion of Beacon Power's series D redeemable preferred stock into common stock, the Company's investment in Beacon Power and additional paid in capital would be written up to reflect its beneficial interest in the proceeds of the series D redeemable preferred stock financing, in accordance with Staff Accounting Bulletin 51. At the time of the conversion, the Company would record its share of suspended losses in Beacon Power.

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

H.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                            SEPTEMBER 30,
                                                         --------------------
                                                           1999       1998
                                                         --------   ---------
Note payable due in 52 weekly payments. The total note
  of $443,804 commenced on April 16, 1997..............  $     --   $ 368,056
Capital lease obligations..............................    50,097          --
Less: Current Portion..................................   (16,226)   (146,594)
                                                         --------   ---------
                                                         $ 33,871   $ 221,462
                                                         ========   =========

                         SATCON TECHNOLOGY CORPORATION

H.  LONG-TERM DEBT (CONTINUED)
    At September 30, 1999, maturities of these obligations are as follows:

FISCAL YEAR
-----------
2000........................................................  $ 16,226
2001........................................................    17,494
2002........................................................    10,778
2003........................................................     5,599
                                                              --------
                                                                50,097
Less: Current Portion.......................................   (16,226)
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

                         SATCON TECHNOLOGY CORPORATION

I.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum annual rentals under the lease agreements at September 30, 1999 are as follows:

FISCAL YEAR
-----------
2000........................................................  $1,471,382
2001........................................................   1,520,400
2002........................................................   1,446,996
2003........................................................   1,215,498
2004........................................................     280,850
Thereafter..................................................     218,829
                                                              ----------
Total (not reduced by minimum sublease rentals of
  $1,265,847)...............................................  $6,153,955
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

                         SATCON TECHNOLOGY CORPORATION

K.  INCOME TAXES

    The provision for income taxes consists of the following:

                                                            FOR THE YEARS ENDED SEPTEMBER 30,
                                                         ---------------------------------------
                                                            1999          1998          1997
                                                         -----------   -----------   -----------
Current payable:
  Federal..............................................           --            --            --
  State................................................           --   $     3,872            --
                                                         -----------   -----------   -----------
Deferred tax expense/(benefit):
  Federal..............................................  $(3,888,031)  $(1,349,519)  $(1,823,584)
  State................................................   (1,167,905)     (404,950)     (680,530)
  Change in valuation allowance........................    5,055,936     1,754,469     2,504,114
                                                         -----------   -----------   -----------
                                                                  --            --            --
                                                         -----------   -----------   -----------
                                                                  --   $     3,872            --
                                                         ===========   ===========   ===========

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 1999 and 1998, the components of the net deferred tax assets/(liabilities) are as follows:

                                               1999                            1998
                                   -----------------------------   -----------------------------
                                   (AS RESTATED)   (AS REPORTED)   (AS RESTATED)   (AS REPORTED)
                                   -------------   -------------   -------------   -------------
Federal net operating loss.......  $  5,566,879     $ 5,048,719    $  4,081,970     $ 3,563,810
State net operating loss, net of
  federal benefit................       495,980         404,540         666,053         574,613
Unrealized losses on marketable
  securities.....................            --              --           4,116           4,116
Credits..........................       499,585         499,585         455,982         455,982
Depreciation.....................       336,038         336,038          15,318          15,318
Loss on investment in Beacon
  Power Corporation..............     1,171,050       2,363,850         755,448       1,404,347
Other............................     1,562,820       1,562,820         189,152         189,152
Valuation allowance..............    (9,632,352)    (10,215,552)     (6,168,039)     (6,207,338)
                                   ------------     -----------    ------------     -----------
Net deferred income taxes........            --              --              --              --
                                   ============     ===========    ============     ===========

    The Company has placed a full valuation allowance against its net deferred tax assets since the Company believes it is "more likely than not" that it will not be able to utilize its deferred tax asset.

    A decrease in net deferred tax assets and a decrease in the valuation allowance in the amount of approximately $1,240,000 (as restated) each has been made to account for the recapitalization of Beacon Power Corporation during the year ended September 30, 1998.

                         SATCON TECHNOLOGY CORPORATION

K.  INCOME TAXES (CONTINUED)
    The provision for income taxes differs from the federal statutory rate due to the following:

                                                                  FOR THE YEARS ENDED
                                                                     SEPTEMBER 30,
                                                          ------------------------------------
                                                            1999          1998          1997
                                                          --------      --------      --------
Tax at statutory rate...............................       (34.0)%       (34.0)%       (34.0)%
State taxes--net of federal benefit.................        (6.2)         (6.2)         (7.3)
Other...............................................        (0.7)         (0.5)           .6
Change in valuation allowance.......................        40.9          40.8          40.7
                                                           -----         -----         -----
Effective tax rate..................................          -- %         0.1 %          -- %
                                                           =====         =====         =====

    At September 30, 1999, the Company had net operating loss carry-forwards of approximately $16,550,000 (as restated) and $7,976,000 (as restated) for federal and state income tax purposes, respectively. The federal net operating losses expire beginning September 30, 2008 through 2019. The state net operating losses will expire beginning September 30, 2000 through 2004. The use of these losses may be limited due to ownership change limitations under Section 382 of the Code.

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

                         SATCON TECHNOLOGY CORPORATION

L.  STOCKHOLDERS' EQUITY (CONTINUED)
    Options under the Plans must be granted within 10 years from the effective date of the Plan. Qualified options granted under the Plans cannot be exercised more than 10 years from the date of grant, except that qualified options issued to 10% or greater stockholders are limited to five-year terms. All options granted under the Plans provide for the payment of the Company's exercise price in cash, or by delivery to the Company of shares of common stock already owned by the optionee having fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment.

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

                                                    1999                   1998                   1997
                                            --------------------   --------------------   --------------------
                                                        WEIGHTED               WEIGHTED               WEIGHTED
                                            NUMBER OF   AVERAGE    NUMBER OF   AVERAGE    NUMBER OF   AVERAGE
                                             SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                            ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year..........    820,910    $9.58      700,427     $8.44      713,392     $7.08
  Granted.................................  1,404,000     7.09      319,000     11.20      144,000      8.97
  Exercised...............................   (455,600)    6.98     (100,266)     5.80     (144,466)     2.25
  Canceled................................   (118,083)    8.84      (98,251)    10.55      (12,499)    10.71
                                            ---------    -----     --------     -----     --------     -----
Outstanding at end of year................  1,651,227    $8.24      820,910     $9.58      700,427     $8.44
                                            =========    =====     ========     =====     ========     =====
Options exercisable at year-end...........    640,560    $9.18      413,403     $8.48      503,660     $8.14
                                            =========    =====     ========     =====     ========     =====

    The following table summarizes information about stock options outstanding as of September 30, 1999.

                               OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                        ----------------------------------   ----------------------
                                      WEIGHTED    WEIGHTED                 WEIGHTED
                                       AVERAGE    AVERAGE                  AVERAGE
      RANGE OF            NUMBER      REMAINING   EXERCISE     NUMBER      EXERCISE
   EXERCISE PRICES      OUTSTANDING     LIFE       PRICE     EXERCISABLE    PRICE
---------------------   -----------   ---------   --------   -----------   --------
$5.00--$ 7.81.......       576,328        7.8     $  5.75      159,328      $5.86
$8.75--$10.50.......       773,399        8.4        8.84      345,732       9.72
$11.00--$13.38.......      301,500        7.9       10.69      135,500      11.69
                         ---------      -----     -------      -------      -----
                         1,651,227        8.1     $  8.24      640,560      $9.18
                         =========      =====     =======      =======      =====

    An additional 683,102 shares were available under the 1999 Stock Option Plan for future grants at September 30, 1999.

    During 1999, the Company granted fully vested options to purchase 755,000 shares of the Company's common stock to consultants at prices ranging from $5.75 to $10.00 per share. The Company has recorded the fair value of the options, as determined by the Black-Scholes option pricing model, of $2,152,277, to

                         SATCON TECHNOLOGY CORPORATION

L.  STOCKHOLDERS' EQUITY (CONTINUED)
selling, general and administrative expenses during the year ended
September 30, 1999. As of September 30, 1999, options to purchase 450,000 shares at $7.00 per share have been exercised. As of September 30, 1999, the Company received $1,333,333 of cash and the remaining amount due from the shareholders is classified within stockholders' equity as amounts receivable from exercise of stock options.

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

    STOCK-BASED COMPENSATION

    Had compensation cost for the Company's stock-based compensation been determined based on fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss and loss per share for the years ended September 30, 1999, 1998 and 1997 would have been increased to the pro forma amounts indicated below:

                                              1999                      1998                      1997
                                     -----------------------   -----------------------   -----------------------
                                       NET LOSS                  NET LOSS                  NET LOSS
                                     ATTRIBUTABLE   LOSS PER   ATTRIBUTABLE   LOSS PER   ATTRIBUTABLE   LOSS PER
                                      TO COMMON      COMMON     TO COMMON      COMMON     TO COMMON      COMMON
                                     STOCKHOLDERS    SHARE     STOCKHOLDERS    SHARE     STOCKHOLDERS    SHARE
                                     ------------   --------   ------------   --------   ------------   --------
As restated........................  $(11,082,090)   $(1.21)   $(3,273,995)    $(.37)    ($7,708,739)    $ (.97)
Pro forma..........................  $(12,286,542)   $(1.34)   $(3,849,985)    $(.43)    ($7,780,546)    $ (.98)

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

    The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life of seven years, expected volatility of 80.0%, no dividends, and risk-free interest rate of 6.08% for September 30, 1999; an expected life of seven years, expected volatility of 57.9%, no dividends, and risk-free interest rate of 5.76% for September 30, 1998; and an expected life of seven years, expected volatility of 57.9%, no dividends, and risk-free interest rate of 6.125% for September 30, 1997. The weighted average price of the fair value of

                         SATCON TECHNOLOGY CORPORATION

L.  STOCKHOLDERS' EQUITY (CONTINUED)
options granted for years ended September 30, 1999, 1998 and 1997 are $5.21, $7.14 and $5.80, respectively.

M.  PREFERRED STOCK

    The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, $.01 par value. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions

    On August 25, 1999, the Company completed an $8 million private placement of 8,000 shares of its Series A Redeemable Convertible Preferred Stock, $0.01 par value per share (the "Series A Preferred Stock"), with Brown Simpson Strategic Growth Funds ("Brown Simpson"). The Series A Preferred Stock is initially convertible into 1,025,641 shares of the Company's common stock, $0.01 par value per share (the "Common Stock"), at an initial conversion price of $7.80 per share. The Series A Preferred Stock is also subject to certain dilution protection for a period of three years. Under certain circumstances, the Company has the option to cause the Series A Preferred Stock to convert into shares of Common Stock or otherwise be redeemed. At the end of seven years, the Company must redeem any remaining shares of the Series A Preferred Stock for cash or, at the Company's option, Common Stock with a then fair market value equal to the original purchase price of the Series A Preferred Stock. The obligation at seven years to redeem any remaining shares of the Series A Preferred Stock accelerates to the fourth anniversary of the closing in the event that the average bid price of the Company's Common Stock for the 60 "trading day" period immediately preceeding the fourth anniversary is $5 per share or less. In the event of certain changes in control events regarding the Company or if the Common Stock is delisted, Brown Simpson has the right to cause the Series A Preferred Stock to be redeemed.

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

                         SATCON TECHNOLOGY CORPORATION

N.  SIGNIFICANT CUSTOMERS

    Significant customers, defined as net revenues from those customers that account for 10% or more of total net revenue in a fiscal year, were as follows:

                                                                    PERCENTAGE OF
                                                                  TOTAL NET REVENUES
                                                                 FOR THE YEARS ENDED
                                                                    SEPTEMBER 30,
                                                            ------------------------------
CUSTOMER                                                      1999       1998       1997
--------                                                    --------   --------   --------
                                                                    (AS RESTATED)
U.S. government:
  U.S. Department of Defense..............................    20.6%      22.1%      44.6%

O.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                   FOR THE YEARS ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Accretion of redeemable convertible preferred stock
  discount..................................................  $50,904    $    --    $    --
Acquisition of equipment under capital leases...............  $49,813    $    --    $    --

    INTEREST AND INCOME TAXES PAID

    Cash paid for interest and income taxes were as follows:

                                                       FOR THE YEARS ENDED
                                                          SEPTEMBER 30,
                                                  ------------------------------
                                                    1999       1998       1997
                                                  --------   --------   --------
Interest........................................  $115,692   $10,206    $13,933
                                                  ========   =======    =======
Income taxes....................................        --   $ 5,772    $ 5,800
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

    MagMotor is a manufacturer of custom electric motors targeting the factory automation, medical, semi-conductor and packaging markets. The Company continues to use the assets in the same manner in

                         SATCON TECHNOLOGY CORPORATION

P.  ACQUISITIONS (CONTINUED)
which they were used by MagMotor immediately prior to the acquisition. The Company has included in its consolidated results of operations the acquisition of MagMotor under the purchase method of accounting.

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

                                                              FOR THE YEAR
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                                  1997
                                                              -------------
                                                              (AS RESTATED)
Revenue.....................................................   $14,974,765
Operating loss..............................................   $(8,589,880)
Net loss....................................................   $(8,110,334)
Net loss per share..........................................   $      (.99)

    INDUCTIVE COMPONENTS, INC. AND LIGHTHOUSE SOFTWARE, INC.

    On January 4, 1999, the Company's MagMotor subsidiary acquired substantially all of the assets and assumed certain liabilities of Inductive Components, Inc. and Lighthouse Software, Inc., pursuant to the terms of an Asset Purchase Agreement, dated January 4, 1999, among MagMotor, the Company, Inductive Components, Inc, Lighthouse Software, Inc. and Thomas Glynn, the sole stockholder of Inductive and the majority stockholder of Lighthouse. The aggregate consideration paid by the Company for the acquired assets of Inductive Components, Inc. and Lighthouse Software, Inc. was 100,000 shares of the Company's common stock, valued at $5.6875 per share or $568,750. In addition, the Company assumed indebtedness of approximately $246,000. The Company has included in its consolidated results of operations the

                         SATCON TECHNOLOGY CORPORATION

P.  ACQUISITIONS (CONTINUED)
acquisition of Inductive and Lighthouse under the purchase method of accounting. The purchase price has been allocated as follows:

Inventory...................................................  $ 50,000
Property and equipment......................................   100,597
Intangibles.................................................   275,000
Goodwill....................................................   389,079
                                                              --------
                                                              $814,676
                                                              ========

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

Accounts receivable.........................................  $   38,556
Inventory...................................................     318,359
Deposits....................................................      19,800
Property and equipment......................................     940,500
                                                              ----------
                                                              $1,317,215
                                                              ==========

    The pro forma financial information has not been presented as the acquisition of HyComp is not material.

                         SATCON TECHNOLOGY CORPORATION

P.  ACQUISITIONS (CONTINUED)
    Net cash paid for the acquisitions of K&D MagMotor Corporation, Film Microelectronics, Inc., Inductive Components Inc., Lighthouse Software, Inc. and HyComp, Inc. was as follows:

                                                     FOR THE YEARS ENDED
                                                        SEPTEMBER 30,
                                              ----------------------------------
                                                 1999        1998        1997
                                              ----------   --------   ----------
Fair value of assets........................  $1,742,812        --    $4,723,408
Cost in excess of net assets of companies
  acquired, net.............................     389,079        --       987,678
Liabilities assumed, including transaction
  costs.....................................    (567,215)       --    (2,624,836)
Stock issued................................    (568,800)       --    (2,876,250)
                                              ----------   -------    ----------
Cash paid...................................  $  995,876        --    $  210,000
Less: Cash acquired.........................          --        --       (97,014)
                                              ----------   -------    ----------
Net cash paid for the acquisitions..........  $  995,876        --    $  112,986
                                              ==========   =======    ==========

Q.  EARNINGS PER SHARE

    The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:

                                                                     FOR THE YEARS ENDED
                                                                        SEPTEMBER 30,
                                                        ---------------------------------------------
                                                            1999            1998            1997
                                                        -------------   -------------   -------------
                                                        (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
Net loss attributable to common shareholders..........  $(11,082,090)    $(3,273,995)    $(7,708,739)

BASIC:
  Common shares outstanding, beginning of year........     8,990,249       8,769,146       7,359,074
  Weighted average common shares issued during the
    year..............................................       200,017         190,163         600,235
  Weighted average shares repurchased during the
    year..............................................       (14,225)         (2,638)             --
                                                        ------------     -----------     -----------
  Weighted average shares outstanding--basic..........     9,176,041       8,956,671       7,959,309
                                                        ============     ===========     ===========
  Net loss per share, basic...........................  $      (1.21)    $      (.37)    $      (.97)
                                                        ============     ===========     ===========

DILUTED:
  Weighted average shares outstanding--basic..........     9,176,041       8,956,671       7,959,309
  Weighted average common stock equivalents (a).......            --              --              --
  Weighted average shares outstanding--diluted........     9,176,041       8,956,671       7,959,309
                                                        ============     ===========     ===========
  Net loss per share, diluted.........................  $      (1.21)    $      (.37)    $      (.97)
                                                        ============     ===========     ===========

(a) At September 30, 1999, 1998 and 1997, 2,582,147, 884,758 and 1,000,427
    options and warrants, respectively, were excluded from the weighted average common shares outstanding as their effect would be antidilutive.

                         SATCON TECHNOLOGY CORPORATION

R.  COMPREHENSIVE LOSS

    The Company's total comprehensive loss is as follows:

                                                                     FOR THE YEARS ENDED
                                                                        SEPTEMBER 30,
                                                        ---------------------------------------------
                                                            1999            1998            1997
                                                        -------------   -------------   -------------
                                                        (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
Net loss..............................................  $(11,031,186)    $(3,273,995)    $(7,708,739)
                                                        ============     ===========     ===========
Other comprehensive income/(loss), net of tax:
Unrealized gains/(losses) on securities...............  $     10,380     $     9,835     $    19,720
                                                        ------------     -----------     -----------
Other comprehensive income/(loss).....................  $     10,380     $     9,835     $    19,720
                                                        ------------     -----------     -----------
Comprehensive loss....................................  $(11,020,806)    $(3,264,160)    $(7,689,019)
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

    The Company's organizational structure is based on strategic business units that offer various products to the principal markets in which the Company's products are sold. These business units equate to three reportable segments: research and development, power electronic products and motion-control products.

    SatCon Technolgy Corporation provides research and development services in collaboration with third-parties. Film Microelectronics, Inc designs and manufactures power electronics products. The Magmotor Division specializes in the engineering and manufacturing of motion-control products. The Company's principal operations and markets are located in North America.

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

                         SATCON TECHNOLOGY CORPORATION

S.  SEGMENT DISCLOSURES (CONTINUED)
    The following is a summary of the Company's operations by operating segment:

                                                      FOR THE YEARS ENDED
                                                         SEPTEMBER 30,
                                         ---------------------------------------------
                                             1999            1998            1997
                                         -------------   -------------   -------------
                                         (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
Research and development:
  Funded research and development
    revenue............................   $ 6,355,383     $ 8,010,735     $ 8,738,293
                                          -----------     -----------     -----------
  Loss from operations, net of
    amortization.......................   $(6,577,012)    $(1,454,707)    $(8,088,347)
                                          ===========     ===========     ===========
Power electronic products:
  Revenue..............................   $ 6,306,085     $ 5,909,765     $ 2,594,023
                                          -----------     -----------     -----------
  (Loss)/income from operations, net of
    amortization.......................   $(2,073,946)    $   504,528     $   137,268
                                          ===========     ===========     ===========
Motion-control products:
  Revenue..............................   $ 2,816,413     $ 1,610,423     $ 1,134,019
                                          -----------     -----------     -----------
  (Loss)/income from operations, net of
    amortization.......................   $  (755,272)    $  (310,023)    $    93,609
                                          ===========     ===========     ===========

    The following is a summary of the Company's long-lived assets by operating segment:

                                                            SEPTEMBER 30,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Research and development:
  Long-lived assets..................................  $1,717,228   $1,842,517
                                                       ----------   ----------
Power electronic products:
  Long-lived assets..................................  $3,978,027   $3,416,341
                                                       ----------   ----------
Motion-control products:
  Long-lived assets..................................  $  863,661   $  434,248
                                                       ----------   ----------

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

                         SATCON TECHNOLOGY CORPORATION

T.  SUBSEQUENT EVENTS (CONTINUED)
    Additionally, the Company acquired Ling Electronics, Inc. and Ling Electronics, Ltd. (collectively, "Ling Electronics") from MTI. In consideration for the acquisition of Ling Electronics, MTI received $70,000 and 770,000 shares of the Company's common stock, $.01 par value per share (the "Common Stock") valued at $9.8438 per share or $7,579,726.

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

                                                       FOR THE YEARS ENDED
                                                          SEPTEMBER 30,
                                                    --------------------------
                                                        1999          1998
                                                    ------------   -----------
                                                          (AS RESTATED)
                                                           (UNAUDITED)
Revenue...........................................  $ 23,849,881   $27,764,923
Operating loss....................................  $(11,252,135)  $(2,109,977)
Net loss..........................................  $(12,506,004)  $(4,085,069)
Net loss attributable to common stockholders......  $(12,556,908)  $(4,085,069)
Net loss per share, basic and diluted.............  $      (1.26)  $     (0.42)

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

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE

To the Board of Directors of SatCon Technology Corporation:

    We have audited, in accordance with generally accepted auditing standards, the consolidated statements of SatCon Technology Corporation and its subsidiaries (as restated) and have issued our report thereon dated
December 27, 1999 (except with respect for the matter discussed in Note A for which the date is August 7, 2000). Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the financial statement schedule index is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
December 27, 1999

                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS
                                              BALANCE AT   CHARGED TO                   BALANCE
                                              BEGINNING    COSTS AND                    AT END
                                              OF PERIOD     EXPENSES    DEDUCTIONS     OF PERIOD
                                              ----------   ----------   -----------   -----------
YEAR ENDED SEPTEMBER 30, 1997:
  Allowance for doubtful accounts...........  $  130,900   $   30,750   $    (2,407)  $   159,243
  Allowance for unbilled contract costs.....  $  432,500   $  909,100   $  (211,132)  $ 1,130,468
  Deferred tax valuation allowance..........  $1,661,329   $1,840,639            --   $ 3,501,968
  Allowance for obsolete inventory..........          --   $  758,541            --   $   758,541
  Reserve for product warranty expense......          --   $   16,511            --   $    16,511
  Accrued costs for consolidation of
    facilities..............................          --   $  498,000            --   $   498,000

YEAR ENDED SEPTEMBER 30, 1998:
  Allowance for doubtful accounts...........  $  159,243   $   29,014   $  (136,421)  $    51,836
  Allowance for unbilled contract costs.....  $1,130,468           --   $(1,072,857)  $    57,611
  Deferred tax valuation allowance..........  $3,501,968   $2,705,370            --   $ 6,207,338
  Allowance for obsolete inventory..........  $  758,541           --   $  (549,765)  $   208,776
  Reserve for product warranty expense......  $   16,511           --   $   (16,511)           --
  Accrued costs for consolidation of
    facilities..............................  $  498,000           --   $  (398,000)  $   100,000

YEAR ENDED SEPTEMBER 30, 1999:
  Allowance for doubtful accounts...........  $   51,836   $  345,433   $   (10,583)  $   386,686
  Allowance for unbilled contract costs.....  $   57,611   $  688,510            --   $   746,121
  Deferred tax valuation allowance..........  $6,207,338   $4,008,214            --   $10,215,552
  Allowance for obsolete inventory..........  $  208,776   $  870,021            --   $ 1,078,797
  Reserve for product warranty expense......          --   $   36,000            --   $    36,000
  Accrued costs for consolidation of
    facilities..............................  $  100,000           --            --   $   100,000

                            BEACON POWER CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    234,350
  Prepaid expenses and other current assets.................        15,987
                                                              ------------
      Total current assets..................................       250,337
PROPERTY AND EQUIPMENT, Net.................................       566,013

DEFERRED FINANCING COSTS....................................        81,934

DEPOSITS....................................................        57,150

OTHER ASSETS................................................        18,066
                                                              ------------
TOTAL ASSETS................................................  $    973,500
                                                              ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Accounts payable..........................................  $    413,146
  Accrued compensation and benefits.........................       109,206
  Accrued interest..........................................       164,140
  Accrued loss on contracts.................................       325,000
  Other accrued expenses....................................        43,222
  Current portion of capital lease obligations..............        73,291
                                                              ------------
      Total current liabilities.............................     1,128,005
                                                              ------------
DIVIDENDS PAYABLE...........................................       749,005
                                                              ------------
NOTES PAYABLE TO INVESTORS..................................     3,150,000
                                                              ------------
CAPITAL LEASE OBLIGATIONS, Net of current portion...........         2,875
                                                              ------------
COMMITMENTS (Note 6)

CLASS D REDEEMABLE CONVERTIBLE
PREFERRED STOCK (Liquidation preference of $4,750,000)......     4,534,816
                                                              ------------
STOCKHOLDERS' (DEFICIENCY) EQUITY:
  Preferred stock:
    Class A Convertible, $.01 par value; 6,000,000, shares
     authorized 4,767,907 issued and outstanding
     (liquidation preference, $21,217,186...................     5,707,718
    Class B Convertible, $.01 par value; 1 share authorized;
     no shares issued and outstanding.......................            --
    Class C Convertible, $.01 par value; 6 shares
     authorized, issued and outstanding.....................        29,933
    Common stock, $.01 par value; 30,000,000 shares
     authorized; 8,424 shares issued and outstanding........            84
  Deferred consulting expense, net..........................      (100,000)
  Deferred stock compensation...............................       (56,648)
  Additional paid-in capital................................       515,318
  Accumulated deficit during the development stage..........   (14,687,606)
                                                              ------------
      Total stockholders' deficiency........................    (8,591,201)
                                                              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY..............  $    973,500
                                                              ============

SEE NOTES TO FINANCIAL STATEMENTS.

                            BEACON POWER CORPORATION

                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                              CUMULATIVE FROM
                                                                                MAY 8, 1997
                                                                                  (DATE OF
                                                               YEAR ENDED    INCEPTION) THROUGH
                                                              DECEMBER 31,      DECEMBER 31,
                                                                  1999              1999
                                                              ------------   ------------------
REVENUE.....................................................  $   268,868       $    501,184
                                                              -----------       ------------

OPERATING EXPENSES:
  Selling, general and administrative.......................    1,558,985          3,915,621
  Research and development..................................    3,506,031          9,321,477
  Loss on contracts.........................................      325,000            325,000
  Depreciation and amortization.............................      218,594            296,802
                                                              -----------       ------------
    Total operating expenses................................    5,608,610         13,858,900
                                                              -----------       ------------

LOSS FROM OPERATIONS........................................   (5,339,742)       (13,357,716)
                                                              -----------       ------------

OTHER INCOME (EXPENSE):
  Interest income...........................................       25,118            153,043
  Interest expense..........................................     (356,869)          (371,599)
                                                              -----------       ------------
    Total other income (expense), net.......................     (331,751)          (218,556)
                                                              -----------       ------------

NET LOSS....................................................   (5,671,493)       (13,576,272)

PREFERRED STOCK DIVIDENDS...................................     (916,852)        (1,029,005)

ACCRETION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK.........      (41,671)           (48,579)
                                                              -----------       ------------

LOSS TO COMMON SHAREHOLDERS.................................  $(6,630,016)      $(14,653,856)
                                                              ===========       ============

LOSS PER SHARE--BASIC AND DILUTED...........................  $   (787.04)      $  (1,739.54)
                                                              ===========       ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING..................        8,424              8,424
                                                              ===========       ============

                            BEACON POWER CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                     STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                  (UNAUDITED)

                                            CLASS A                  CLASS C                                   DEFERRED
                                        PREFERRED STOCK          PREFERRED STOCK          COMMON STOCK        CONSULTING
                                     ----------------------   ---------------------   ---------------------    EXPENSE,
                                      SHARES       AMOUNT       SHARES      AMOUNT      SHARES      AMOUNT       NET
                                     ---------   ----------   ----------   --------   ----------   --------   ----------
BALANCE, JANUARY 1, 1999...........  4,622,907   $5,345,218            6   $29,933         8,424     $84      $ (37,500)
  Issuance of Class A preferred
    stock for services.............    145,000      362,500           --        --            --      --       (125,000)
  Dividend on Class D preferred
    stock..........................         --           --           --        --            --      --             --
  Deferred stock compensation......         --           --           --        --            --      --             --
  Amortization of deferred stock
    compensation...................         --           --           --        --            --      --             --
  Amortization of deferred
    consulting expense, net........         --           --           --        --            --      --         62,500
  Issuance of warrants to holders
    of Class D shares..............         --           --           --        --            --      --             --
  Issuance of warrants for bridge
    loans..........................         --           --           --        --            --      --             --
  Accretion of redeemable preferred
    stock to redemption value......         --           --           --        --            --      --             --
  Net loss.........................         --           --           --        --            --      --             --
                                     ---------   ----------   ----------   -------    ----------     ---      ---------
BALANCE, DECEMBER 31, 1999.........  4,767,907   $5,707,718            6   $29,933         8,424     $84      $(100,000)
                                     =========   ==========   ==========   =======    ==========     ===      =========

                                                                    DEFICIT
                                                                  ACCUMULATED
                                       DEFERRED      ADDITIONAL    DURING THE        TOTAL
                                         STOCK        PAID-IN     DEVELOPMENT    STOCKHOLDERS'
                                     COMPENSATION     CAPITAL        STAGE        DEFICIENCY
                                     -------------   ----------   ------------   -------------
BALANCE, JANUARY 1, 1999...........    $     --      $      --    $(8,057,590)    $(2,719,855)
  Issuance of Class A preferred
    stock for services.............          --             --             --         237,500
  Dividend on Class D preferred
    stock..........................          --             --       (636,852)       (636,852)
  Deferred stock compensation......     (65,318)        65,318             --              --
  Amortization of deferred stock
    compensation...................       8,670             --             --           8,670
  Amortization of deferred
    consulting expense, net........          --             --             --          62,500
  Issuance of warrants to holders
    of Class D shares..............          --        280,000       (280,000)             --
  Issuance of warrants for bridge
    loans..........................          --        170,000             --         170,000
  Accretion of redeemable preferred
    stock to redemption value......          --             --        (41,671)        (41,671)
  Net loss.........................          --             --     (5,671,493)     (5,671,493)
                                       --------      ---------    ------------    -----------
BALANCE, DECEMBER 31, 1999.........    $(56,648)     $ 515,318    $(14,687,606)   $(8,591,201)
                                       ========      =========    ============    ===========

                            BEACON POWER CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              CUMULATIVE FROM
                                                                                MAY 8, 1997
                                                                                  (DATE OF
                                                               YEAR ENDED    INCEPTION) THROUGH
                                                              DECEMBER 31,      DECEMBER 31,
                                                                  1999              1999
                                                              ------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(5,671,493)      $(13,576,272)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      218,594            296,802
    Interest expense relating to issuance of warrants.......      170,000            170,000
    Amortization of deferred consulting expense, net........      300,000            562,500
    Services and interest expense paid in preferred stock...           --             11,485
    Accrued loss on contracts...............................      325,000            325,000
    Changes in operating assets and liabilities:
      Prepaid expenses and other current assets.............        4,320            (15,987)
      Accounts payable......................................     (409,577)           413,146
      Accrued compensation and benefits.....................       41,023            109,206
      Accrued interest......................................      164,140            164,140
      Due to related party..................................      (18,611)                --
      Other accrued expenses and current liabilities........       36,270             51,892
                                                              -----------       ------------
        Net cash used in operating activities...............   (4,840,334)       (11,488,088)
                                                              -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in other assets..................................     (110,180)          (157,150)
  Purchases of property and equipment.......................     (350,881)          (608,304)
                                                              -----------       ------------
        Net cash used in investing activities...............     (461,061)          (765,454)
                                                              -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of subscription receivable......................           --          5,000,000
  Issuance of Class C preferred stock.......................           --             30,000
  Issuance of Class D redeemable preferred stock............           --          4,486,237
  Repayment of capital leases...............................     (105,406)          (178,345)
  Proceeds from notes payable issued to investors...........    3,150,000          3,150,000
                                                              -----------       ------------
  Net cash provided by financing activities.................    3,044,594         12,487,892
                                                              -----------       ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............   (2,256,801)           234,350
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    2,491,151                 --
                                                              -----------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $   234,350       $    234,350
                                                              ===========       ============
SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of Class A Preferred Stock for subscription
    receivable..............................................  $        --       $  5,000,000
                                                              ===========       ============
  Acquisition of assets with capital leases.................  $        --       $    254,411
                                                              ===========       ============
  Issuance of warrants in conjunction with financing........  $   450,000       $    450,000
                                                              ===========       ============
  Issuance of non-qualified stock options to consultants....  $    65,318       $     65,318
                                                              ===========       ============

SEE NOTES TO FINANCIAL STATEMENTS.

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  NATURE OF BUSINESS AND OPERATIONS

    NATURE OF BUSINESS--Beacon Power Corporation (the "Company" or "Beacon") (a development stage company) was incorporated on May 8, 1997 as a wholly owned subsidiary of SatCon Technology Corporation ("SatCon"). Since its inception, Beacon has been engaged in the development of flywheel devices for storing and transmitting kinetic energy. As of December 31, 1999, the Company has not yet commenced its planned principal activities of marketing and manufacturing such devices and accordingly is accounted for as a development stage company under Statement of Financial Accounting Standards No. 7. As of December 31, 1999, a majority of the Company's outstanding shares is owned by SatCon. However, in conjunction with the October 1998 Class D preferred stock offering, the Company's minority investors were granted the right to appoint a majority of the members of the Company's Board of Directors.

    The Company has a single operating segment, manufacturing alternative power sources. The Company has no organizational structure dictated by product lines, geography or customer type.

    OPERATIONS--The Company has experienced net losses since its inception and, as of December 31, 1999, had an accumulated deficit of approximately
$14.7 million. The Company is currently facing the challenge of finalizing development of a viable commercial product and raising adequate capital to sustain operations. As discussed in Note 15, during the period during January 1, 2000 to May 25, 2000, the Company secured additional financing of approximately $32 million. Management believes that this funding is sufficient to continue its operations as a going concern through at least December 31, 2000.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    ACCOUNTING PRINCIPLES--The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America.

    RECAPITALIZATION--The accompanying financial statements reflect a recapitalization of the Company in 1997 when one shareholder exchanged shares of common stock for Class A preferred stock.

    STOCK SPLIT--The accompanying financial statements reflect a 1.125 for 1 split of the Company's preferred and common stock. All share and per share information herein has been retroactively restated to reflect this split.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    USE OF ESTIMATES--The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include demand deposits and highly liquid investments with a maturity of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value.

    PROPERTY AND EQUIPMENT--Property and equipment, including leasehold improvements, are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

                                  (UNAUDITED)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEFERRED FINANCING COSTS--Deferred financing costs consist of legal, administrative, financing and other related expenses incurred in connection with the Class E financing completed during the year ending December 31, 2000 and will be amortized over the terms of the obligations using the effective interest method.

    OTHER ASSETS--Other assets consist of unamortized legal expenses related to patents.

    CONTRACT LOSSES--Substantially all of the Company's sales commitments are firm fixed-price. Revenue and cost of revenue on such sales commitments are recorded as deliveries are made. Estimates of costs to complete are reviewed and revised periodically and accruals for estimated losses from such revisions are recorded in the accounting period in which the revisions are made. Losses on contracts are recorded in full as they are identified.

    LONG-LIVED ASSETS--At the occurrence of certain events or changes in circumstances, the Company reviews the carrying value of its long-lived assets to determine if impairment has occurred and, if necessary, adjusts the carrying value accordingly. No adjustments have been required to date.

    REVENUE RECOGNITION--Revenue relates to work performed under research and development contracts. Revenue is recognized as services are performed.

    STOCK-BASED COMPENSATION--Compensation expense associated with awards of stock or options to employees is measured using the intrinsic-value method. Compensation expense associated with awards to nonemployees is measured using the fair-value method and is amortized over the vesting period of three years.

    INCOME TAXES--Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and tax loss and credit carryforwards using the currently enacted tax rates and laws. A valuation allowance is provided to the extent realization of deferred tax assets is not considered more likely than not.

    RESEARCH AND DEVELOPMENT--Research and development costs are expensed as incurred.

    FINANCIAL INSTRUMENTS--The carrying amount of cash and cash equivalents, accounts payable, accrued expenses, notes payable to investors and capital lease obligations approximate their fair values.

    CONCENTRATION OF CREDIT RISK--Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. Substantially all of the Company's cash and cash equivalents are managed by one financial institution. At December 31, 1999, the Company had cash balances at a financial institution in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

    COMPREHENSIVE LOSS--Comprehensive loss is the same as net loss for all periods presented.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

                                  (UNAUDITED)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
activities. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. Management is currently evaluating the effect of adopting SFAS No. 133 on the financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101). SAB 101 established guidelines for revenue recognition and is effective for periods beginning no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management does not expect that the adoption of SAB 101 will have a material impact on the Company's financial condition or results of operations.

NET LOSS PER SHARE

    LOSS PER SHARE--Loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share was computed in the same manner. The impact of the Company's outstanding potential common shares, such as options and warrants (computed using the treasury stock method) and convertible preferred stock, were excluded from the calculation because such items were antidilutive.

    The weighted average number of shares of common stock issuable during the year ended December 31, 1999 and the period from May 8, 1997 (date of inception) to December 31, 1999 were 8,149,460 and 5,338,018, respectively, upon the exercise of options and warrants and the conversion of preferred stock outstanding.

3.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31 1999:

                                                        ESTIMATED
                                                          USEFUL
                                                          LIVES
                                                        ----------
Machinery and equipment...............................     5 years   $298,180
Furniture and fixtures................................     7 years     41,521
Office equipment......................................     3 years    159,894
Leasehold improvements................................  lease term    108,809
Equipment under capital lease obligations.............  lease term    254,411
                                                                     --------
  Total...............................................                862,815
Less accumulated depreciation and amortization........               (296,802)
                                                                     --------
  Property and equipment, net.........................               $566,013
                                                                     ========

4.  NOTES PAYABLE TO INVESTORS

    At December 31, 1999, notes payable to investors consists of Senior Secured Convertible Promissory Notes (the "Senior Notes") held by the Company's primary investors. The Senior Notes bear interest, which is payable upon conversion, at an annual rate of 12.5%, increasing to 15% after six months if the Class E redeemable convertible preferred stock ("Class E Stock") funding had not occurred at that time.

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

                                  (UNAUDITED)

4.  NOTES PAYABLE TO INVESTORS (CONTINUED)
The notes are secured by substantially all of the assets of the Company. In connection with the issuance of the Senior Notes, the investors received warrants to purchase shares of the Company's common stock (see Note 10).

    On April 7, 2000, the Senior Notes and accrued interest were converted into Class E Stock (see Note 15).

5.  CAPITAL LEASE OBLIGATIONS

    The Company leases equipment under capital lease agreements expiring through 2001. Future obligations under such capital leases as of December 31, 1999 are as follows:

2000........................................................  $77,530
2001........................................................    3,067
                                                              -------
                                                               80,597
Less amount representing interest...........................    4,431
                                                              -------
                                                               76,166
Less current portion of capital lease obligations...........   73,291
                                                              -------
Capital lease obligations, excluding current portion........  $ 2,875
                                                              =======

6.  COMMITMENTS

    The Company leases office and light manufacturing space under operating leases expiring through January 30, 2001 and an operating lease for office equipment expiring October 2001.

    Future minimum annual lease payments under noncancelable operating leases as of December 31, 1999 are as follows:

2000........................................................  $241,506
2001........................................................    25,449

    Total rent expense was $199,405 during 1999, and $345,660 for the period from May 8, 1997 (date of inception) to December 31, 1999.

7.  PREFERRED STOCK

    CLASS A CONVERTIBLE PREFERRED STOCK--Each share of Class A convertible preferred stock ("Class A Stock") is convertible into one share of common stock at the option of the holder. The Class A Stock is nonvoting. Upon liquidation, holders of Class A Stock are entitled to receive, out of funds then generally available prior to any payment with respect to the holders of common stock, $4.45 per share, plus any declared and unpaid dividends thereon. Holders of the Class A Stock have the right to receive the same dividends as declared by the Board of Directors on common shares on an "as-if-converted" basis. The Class A Stock will automatically be converted into shares of common stock upon the closing of a public offering of common stock of the Company, upon a vote of the Board of Directors or upon the automatic conversion of the Class D preferred stock (see Note 8). Class A Stock is subordinate to Class D, E and F preferred stock and has parity with Class B and C preferred stock. The Class A stock does not have redemption features.

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

                                  (UNAUDITED)

7.  PREFERRED STOCK (CONTINUED)

    CLASS B AND C CONVERTIBLE PREFERRED STOCK--Each share of Class B convertible preferred stock ("Class B Stock") and Class C convertible preferred stock ("Class C Stock") is convertible into one share of common stock at the option of the holder. The holders of the Class B and C Stock have voting rights equivalent to the number of shares of common stock into which their shares of Class B and C Stock convert. The Class B and C Stock have the right to receive the same dividends as declared by the Board of Directors on common shares on an "as-if-converted" basis. The Class B and C Stock will automatically be converted into shares of common stock upon the closing of a public offering of common stock of the Company, upon a vote of the Board of Directors, upon the automatic conversion of the Class D preferred Stock (see Note 8), or upon conversion of the Class A Stock. Class B and C Stock have parity with Class A in liquidation and are subordinate to Class D, E and F preferred stock. The Class B and C Stock do not have redemption features.

8.  REDEEMABLE PREFERRED STOCK

    CLASS D REDEEMABLE CONVERTIBLE PREFERRED STOCK--The Company has authorized 6,000,000 shares of Class D convertible preferred stock ("Class D Stock") with a par value of $.01 per share. On October 23, 1998, the Company issued 1,900,000 shares of Class D Stock and received net proceeds of approximately $4,486,000. Issuance costs totaled approximately $264,000 and are being accreted to the carrying value of the Class D Stock over the period to the stock's earliest redemption date. Each share of Class D Stock is convertible into one share of common stock at the option of the holder. The holders of the Class D Stock have voting rights equivalent to the number of shares of common stock into which their shares of Class D Stock convert. Holders of the Class D Stock are also entitled to appoint representatives to the Board of Directors. The Class D Stock earns cumulative dividends at an annual rate of 12.5% through May 23, 2000 and 6% on and after this date, payable quarterly. Dividends can be paid in shares of Class D Stock through May 23, 2000 and after this date, are payable only in cash. Cumulative dividends not paid on Class D Stock total $112,153 and $749,005 as of December 31, 1998 and 1999, respectively. Upon liquidation, holders of Class D Stock are entitled to receive, out of funds then generally available, unpaid dividends previously declared or accrued and a per share amount of $2.50. The Class D Stock is redeemable by the holder at any time after December 31, 2004 for the stated value of $2.50 per share plus accrued, but unpaid, dividends. The Class D Stock will automatically be converted into shares of common stock upon a change in ownership of 50% of the Company's outstanding voting stock, upon a merger or consolidation of the Company or upon the sale of significant assets of the Company, or upon the closing of a qualified public offering.

    Pursuant to the Stock Purchase Agreement related to the Class D Stock (the "Class D Agreement"), the Company is bound by certain covenants. The Class D Stock is senior to the Class A, B and C Stock, subordinate to Class F preferred stock and has parity with Class E preferred Stock (see Note 15).

9.  COMMON STOCK

    DIVIDENDS--Dividends may be declared and paid on the common stock as and when determined by the Board of Directors subject to any preferential dividend rights of any then outstanding shares of preferred stock.

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

                                  (UNAUDITED)

9.  COMMON STOCK (CONTINUED)
    RESERVED SHARES--At December 31, 1999, 9,130,420 shares of common stock were reserved for issuance under the Company's stock option plan, outstanding warrants and for the potential conversion of preferred stock.

10.  STOCK WARRANTS

    At its inception in 1997, the Company issued a warrant to purchase 562,500 shares of common stock to an investor at the price of $5.33 per share (the "1997 warrant"). The warrant expired unexercised on May 28, 1999. Value ascribed to this warrant was not material.

    Under the conditions of the Class D Stock offering, the Company issued warrants in October 1999 to three investors to purchase 386,250 shares of common stock at $3.33, 386,250 shares of common stock at $4.50, and 386,250 shares of common stock at $6 (the "October 1999 warrants"). The estimated fair value of the warrants at the date of their issuance was $280,000. This amount has been recorded as a dividend to the holders of the Class D Stock and credited to additional paid-in-capital. These warrants expire December 31, 2004. Additional warrants were issued under the Class D agreement during April 2000 (see
Note 15).

    In conjunction with the issuance of the Senior Notes in August 1999, the Company issued warrants to four investors to purchase 315,000 shares of Class E Stock (or common stock if the warrant was exercised prior to the Class E Stock financing (see Note 15)) at an exercise price of $2.50 per share (the "August 1999 warrants"). The estimated fair value of the warrants at the date of grant was $170,000. This amount has been recorded as a discount on the Senior Notes and was charged to interest expense in 1999 as the Senior Notes are demand notes. These warrants expire on August 2, 2004.

    In conjunction with the Class E conversion in April 2000 (see Note 15), the August 1999 warrants were cancelled.

    All warrants were valued on the date of grant using the Black-Scholes (common stock) or the Binary Option Pricing Model (preferred stock). The assumptions used to value these warrants were as follows:

                                                                            AUGUST      OCTOBER
                                                                 1997         1999         1999
                                                              WARRANT     WARRANTS     WARRANTS
                                                           ----------   ----------   ----------
Risk-free interest rate..................................      6.25%        5.62%        5.86%
Expected life of warrant.................................  24 months    30 months    27 months
Expected dividend payment rate, as a percentage of the
  stock price on the date of grant.......................         0%         0.0%           0%
Assumed volatility.......................................        48%          60%          60%

11.  STOCK OPTIONS

    The Company's option plans provide for the granting of stock options to purchase up to 4,500,000 shares of the Company's common stock. Options may be granted to employees, officers, directors and consultants of the Company with terms of up to 10 years. Under the terms of the option plans, incentive stock options ("ISOs") are to be granted at fair market value of the Company's stock at the date of grant, and nonqualified stock options ("NSOs") are to be granted at a price determined by the Board of

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

                                  (UNAUDITED)

11.  STOCK OPTIONS (CONTINUED)
Directors. ISOs and NSOs generally vest ratably over 36 months from the grant date and have contractual lives of up to 10 years.

    Stock option activity since inception is as follows:

                                                                           WEIGHTED-   WEIGHTED-
                                                                            AVERAGE     AVERAGE
                                                              NUMBER OF    EXERCISE      FAIR
                                                                SHARES       PRICE       VALUE
                                                              ----------   ---------   ---------
Outstanding, January 1, 1999................................     418,500      1.78
  Granted...................................................     733,500      1.78        0.80
  Canceled, forfeited or expired............................    (147,844)     1.78
                                                              ----------     -----
Outstanding, December 31, 1999..............................   1,004,156     $1.78
                                                              ==========     =====

    The following table summarized information about stock options outstanding at December 31, 1999:

                                                                                          VESTED
                                               WEIGHTED-                        --------------------------
                                                AVERAGE         WEIGHTED-                        WEIGHTED-
                              NUMBER           REMAINING         AVERAGE                          AVERAGE
                            OF OPTIONS        CONTRACTUAL       EXERCISE          NUMBER         EXERCISE
EXERCISE PRICE              OUTSTANDING          LIFE             PRICE         OF OPTIONS         PRICE
--------------              -----------       -----------       ---------       ----------       ---------
    1.7$8                   1,004,156           8.64             $1.78           189,122          $1.78
       ======                =========            ====           ======           =======         ======

    As described in Note 2, the Company uses the intrinsic-value method to measure compensation expense associated with grants of stock options to employees. If the Company had used the fair value method to measure compensation, reported net loss would have been as follows:

                                                                               CUMULATIVE FROM
                                                                                 MAY 8, 1997
                                                                             (DATE OF INCEPTION)
                                                               YEAR ENDED          THROUGH
                                                              DECEMBER 31,      DECEMBER 31,
                                                                  1999              1999
                                                              ------------   -------------------
Net loss to common shareholders as reported.................  $(6,630,016)       $(14,653,856)
Net loss pro forma..........................................   (7,154,362)        (15,478,335)
Loss per share--as reported.................................      (787.04)          (1,739.54)
Loss per share--pro forma...................................      (849.28)          (1,837.41)

    The fair value of the options on their grant date was measured using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

                                                                1999
                                                              --------
Risk-free interest rate.....................................     6.0%
Expected life of option.....................................  3 years
Expected dividend payment rate, as a percentage of the stock
  price on the date of grant................................       0%
Assumed volatility..........................................      60%

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

                                  (UNAUDITED)

11.  STOCK OPTIONS (CONTINUED)
    The option-pricing model used was designed to value readily tradable stock options with relatively short lives. However, management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances.

12.  INCOME TAXES

    The components of the provision (benefit) for income taxes consisted of the following:

                                                                               CUMULATIVE FROM
                                                                                 MAY 8, 1997
                                                                             (DATE OF INCEPTION)
                                                               YEAR ENDED            TO
                                                              DECEMBER 31,      DECEMBER 31,
                                                                  1999              1999
                                                              ------------   -------------------
Federal--deferred...........................................  $(1,995,158)       $(4,627,983)
State--deferred.............................................     (352,087)          (816,703)
Increase in valuation allowance.............................    2,347,245          5,444,686
                                                              -----------        -----------
Provision (benefit) for income taxes........................  $        --        $        --
                                                              ===========        ===========

    Taxes during interim periods are computed using the estimated rate effective for the entire year. Changes to the estimated rate are reflected in periods in which the estimated charge occurs.

    A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

Statutory federal rate benefit..............................    (34)%
State, net of federal effect................................     (6)
Valuation allowance provided................................     40
                                                                ---
Effective rate..............................................     --%
                                                                ===

    The components of the Company's deferred tax assets and liabilities consisted of the following at December 31, 1999:


Long-term assets:
  Net operating loss carryforwards..........................  $ 4,728,408
  Research and development credits..........................      524,958
  Loss on contracts.........................................      130,000
  Other.....................................................       61,320
                                                              -----------
Net deferred tax assets before valuation allowance..........    5,444,686
Less valuation allowance....................................   (5,444,686)
                                                              -----------
Net deferred tax assets.....................................  $        --
                                                              ===========

    The valuation allowance increased by $2,347,245 in 1999, primarily due to the generation of net operating loss carryforwards and credits for which realization is not reasonably assured.

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

                                  (UNAUDITED)

12.  INCOME TAXES (CONTINUED)
    The Company has available for future periods federal and state tax net operating loss carryforwards for federal and state purposes of approximately $11,850,000 and $11,616,000, respectively, as of December 31, 1999. In addition, the Company has business credits of approximately $524,958 as of December 31, 1999. The net operating loss carryforwards expire beginning in 2012 and 2002 for federal and state tax purposes, respectively. The federal research and development credits begin to expire in 2012. The Company did not pay any income taxes from inception to December 31, 1999.

    Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may have limited, or may limit in the future, the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income and income tax liabilities. The amount of any annual limitation is determined based upon the Company's value prior to an ownership change.

13.  BENEFIT PLAN

    In 1998, the Company created a 401(k) Profit Sharing Plan (the "Plan") for its full-time employees. Each participant in the Plan may elect to contribute a percentage of his or her annual compensation to the Plan on a pre-tax basis up to the annual limit established by the Internal Revenue Service ($10,200 for 1999). The Company matches employee contributions at a rate of 50% up to the first 6% of the employee's contributions. The Company may also elect to make a profit-sharing contribution based on the discretion of the Board of Directors. Employee contributions are fully vested. Company matching and profit sharing contributions vest 20% after two years of service consisting of at least
1,000 hours per calendar year and 20% annually thereafter. Company contributions were $41,963 and $61,339 during 1999, and the period from May 8, 1997 (date of inception) to December 31, 1999, respectively.

14.  RELATED-PARTY TRANSACTIONS

    CONSULTING AGREEMENTS--The Company entered into consulting agreements with three investors in 1998 and 1997. The contracts are seven-year agreements, renewable annually thereafter, for consulting services to be provided by the investors in exchange for annual issuances of shares of the Company's Class A Stock. During 1999 and the period from May 8, 1997 (date of inception), $300,000, and $562,500, respectively, was recorded as consulting expense relating to these agreements, and 145,000 and 265,000 shares of Class A Stock in 1999 and the period from May 8, 1997 (date of inception) to December 31, 1999, respectively, were issued or issuable as compensation under these contracts. Prepaid and accrued consulting expenses have been recorded annually, based on the terms and dates of the consulting agreements. The services provided by the investors were recorded based upon the value of the securities issued. These contracts all expire immediately upon an initial public offering of the Company's common stock.

    PATENTS--The Company has entered into an agreement with SatCon whereby SatCon granted the Company a perpetual license to use the technology patented by SatCon relating to the field of flywheel energy storage products, systems and processes for stationary terrestrial applications.

    SERVICES AGREEMENTS--SatCon performs certain research and development, administrative and other services for the Company. Amounts paid to SatCon for such services rendered amounted to approximately $59,000 and $1,853,000 during 1999 and the period from May 8, 1997 (date of inception) to December 31, 1999, respectively.

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

                                  (UNAUDITED)

14.  RELATED-PARTY TRANSACTIONS (CONTINUED)
    DISTRIBUTION AGREEMENT--In 1997, the Company signed a 20-year agreement which granted an investor (DQE Enterprises, Inc.) exclusive rights to distribute certain of the Company's products in a territory comprised of seven Mid-Atlantic states and the District of Columbia. However, the Company retained the right to distribute products directly to cable television and telephone companies.

15.  SUBSEQUENT EVENTS

    BRIDGE FINANCING--On January 7, 2000, the Company received $600,000 of bridge loans bearing annual interest at a rate of 12.5%; $200,000 of these loans were repaid in February 2000 and the remaining loans were converted into Class E redeemable convertible preferred stock (the "Class E Stock") in conjunction with the Class E conversion (see below).

    In February, March and April 2000, the Company received additional bridge financing of $1,400,000 from previous investors and $4,100,000 from new and previous investors (the "Class F Bridge Loans"). The Class F Bridge Loans bear annual interest at a rate of 6%. $5,200,000 of these loans were converted into Class F redeemable convertible preferred stock ("Class F Stock") in May 2000, (see below). The remaining $300,000 plus interest was repaid in April 2000.

    In conjunction with the April bridge loans, investors were granted warrants to purchase 41,000 shares of the Company's common stock at $4.20 per share. These warrants expire April 21, 2005. The estimated fair value of such warrants is $27,000 based on the Black-Scholes Pricing Model.

    WARRANTS ISSUED UNDER CLASS D AGREEMENT--Under the conditions of the
Class D Stock offering, the Company issued warrants in April 2000 to three investors to purchase 356,250 shares of common stock at $3.33, 356,250 shares of common stock at $4.50, and 356,250 shares of common stock at $6. Upon issuance of these warrants the Company recorded a dividend of approximately $1,300,000 for the fair market value of these warrants based on the Black-Scholes Pricing Model. These warrants expire December 31, 2004.

    CLASS E CONVERSION--During April 2000, the Company authorized 2,000,000 shares of $.01 par value per share Class E Stock. On April 7, 2000, the Company converted $3,550,000 of bridge loans plus interest of $275,559 into 1,226,141 shares of Class E Stock (the "Class E conversion"). Each share of Class E Stock is convertible into one share of common stock at the option of the holder. Holders of the Class E Stock have voting rights equivalent to the number of shares of common stock into which their shares of Class E Stock convert. Holders of the Class E Stock also share with the Class D Stock shareholders the right to appoint representatives to the Board of Directors. The Class E Stock earns cumulative dividends at an annual rate of 12.5% through May 23, 2000 and 6% on and after this date, payable quarterly. Dividends are payable in shares of Class E Stock through May 23, 2000 and after this date, are payable in cash. Upon liquidation, holders of Class E Stock are entitled to receive, out of funds then generally available unpaid dividends previously declared or accrued and a per share amount of $3.12. The Class E Stock is redeemable by the holder at any time after December 31, 2004 for the stated value of $3.12 per share plus accrued but unpaid dividends. The Class E Stock will automatically be converted into shares of common stock upon a change in ownership of 50% of the Company's outstanding voting stock, upon a merger or consolidation of the Company, upon the sale of significant assets of the Company, or upon consummation of a qualified public offering.

    Class E Stock is senior to Class A, B and C Stock, on parity with Class D Stock and subordinate to Class F Stock.

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

                                  (UNAUDITED)

15.  SUBSEQUENT EVENTS (CONTINUED)
    In conjunction with the Class E conversion, warrants totaling 315,000, issued in conjunction with the issuance of the Senior Notes in August 1999 (Note 10), were cancelled. In exchange, warrants to purchase 306,535 shares of Class E Stock at $2.50 per share were issued. These warrants expire April 7, 2005. The estimated fair market value of these warrants is approximately $344,000 based on the Binary Option Pricing Model.

    Pursuant to the stock purchase agreement related to the Class E Stock, the Company is bound by certain covenants.

    CLASS F ISSUANCE--During May 2000 the Company authorized 7,500,000 shares of $.01 par value Class F Stock. On May 23, 2000, the Company sold 6,785,711 shares of Class F Stock for a total of $28.5 million, and accordingly, the outstanding Class F Bridge Loans of $5,200,000 were converted to Class F Stock.

    Each share of Class F Stock is convertible into one share of common stock at the option of the holder. Holders of the Class F Stock have voting rights equivalent to the number of shares of common stock into which their shares of Class F Stock convert. The Class F Stock earns cumulative dividends at an annual rate of 6%, payable quarterly. Dividends are payable in cash. The Class F Stock will automatically be converted into shares of common stock immediately prior to a merger or consolidation of the Company or upon the sale of significant assets of the Company, or the consummation of a qualified public offering. The Class F shareholders are entitled to appoint representatives to the Board of Directors. The Class F stock is redeemable by the holder at any time after May 23, 2005 at a price per share equal to the sum of the Class F stated value, initially $4.20 per share, multiplied by the number of shares to be redeemed, plus all accrued but unpaid dividends.

    The Class F Stock is senior to all other classes of preferred stock.

    Upon liquidation, holders of the Class F stock are entitled to receive, out of funds then generally available, unpaid dividends previously paid or accrued and a per share amount equal to the Class F stated value.

    Pursuant to the Stock Purchase Agreement related to the Class F Stock (the "Class F Agreement"), the Company is bound by certain covenants.

    Under the conditions of the Class F Agreement, the Company will issue warrants for shares of common stock equal to $14,250,000 divided by the warrant price. The warrant price is defined as 75% of the lower of: (i) the effective price per share of common stock paid by the acquirer in a sale transaction as determined by a nationally recognized banking firm chosen by the Company and approved by a majority of the purchasers that hold a majority of the aggregate preferred shares and conversion shares (shares of common stock issuable upon conversion of the Class F Stock) as of the date of consummation of such sale transaction and (ii) the initial price in the first qualified offering of the Company's common stock. These warrants expire on May 23, 2005 and no warrants have been issued at this time.

                                  * * * * * *

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Beacon Power Corporation:

    We have audited the accompanying balance sheet of Beacon Power Corporation (the "Company")(a development stage company) as of December 31, 1998 and the related statements of operations, stockholders' deficiency and cash flows for the year then ended and for the period May 8, 1997 (date of inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beacon Power Corporation as of December 31, 1998, and the results of its operations and its cash flows for the year then ended and for the period May 8, 1997 (date of inception) through December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
May 25, 2000

                            BEACON POWER CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET

                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $2,491,151
  Prepaid expenses and other current assets.................       20,307
                                                               ----------
      Total current assets..................................    2,511,458
PROPERTY AND EQUIPMENT, Net.................................      433,726

DEPOSITS....................................................       42,595

OTHER ASSETS................................................        4,375
                                                               ----------
TOTAL ASSETS................................................   $2,992,154
                                                               ==========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Accounts payable..........................................   $  822,723
  Accrued compensation and benefits.........................       68,183
  Due to related party......................................       18,611
  Other accrued expenses....................................       15,622
  Current portion of capital lease obligations..............      105,406
                                                               ----------
      Total current liabilities.............................    1,030,545
                                                               ----------
DIVIDENDS PAYABLE...........................................      112,153
                                                               ----------
CAPITAL LEASE OBLIGATIONS, Net of current portion...........       76,166
                                                               ----------
COMMITMENTS (Note 5)

CLASS D REDEEMABLE CONVERTIBLE
PREFERRED STOCK (Liquidation preference of $4,750,000)......    4,493,145
                                                               ----------
STOCKHOLDERS' (DEFICIENCY) EQUITY:
  Preferred stock:
    Class A Convertible, $.01 par value; 6,000,000, shares
      authorized 4,622,907 shares issued and outstanding
      (liquidation preference, $20,571,936).................    5,345,218
    Class B Convertible, $.01 par value; 1 share authorized;
      no shares issued and outstanding......................           --
    Class C Convertible, $.01 par value; 6 shares
      authorized, issued and outstanding....................       29,933
    Common stock, $.01 par value; 30,000,000 shares
      authorized; 8,424 shares issued and outstanding.......           84
  Deferred consulting expense, net..........................      (37,500)
  Accumulated deficit during the development stage..........   (8,057,590)
                                                               ----------
      Total stockholders' deficiency........................   (2,719,855)
                                                               ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY..............   $2,992,154
                                                               ==========

SEE NOTES TO FINANCIAL STATEMENTS.

                            BEACON POWER CORPORATION

                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                              CUMULATIVE FROM
                                                                                MAY 8, 1997
                                                                                  (DATE OF
                                                               YEAR ENDED    INCEPTION) THROUGH
                                                              DECEMBER 31,      DECEMBER 31,
                                                                  1998              1998
                                                              ------------   ------------------
REVENUE.....................................................  $        --       $    232,316
                                                              -----------       ------------

OPERATING EXPENSES:
  Selling, general and administrative.......................    1,188,165          2,356,636
  Research and development..................................    3,523,572          5,815,446
  Depreciation and amortization.............................       78,208             78,208
                                                              -----------       ------------
    Total operating expenses................................    4,789,945          8,250,290
                                                              -----------       ------------

LOSS FROM OPERATIONS........................................   (4,789,945)        (8,017,974)
                                                              -----------       ------------

OTHER INCOME (EXPENSE):
  Interest income...........................................       11,277            127,925
  Interest expense..........................................      (14,730)           (14,730)
                                                              -----------       ------------
    Total other income (expense), net.......................       (3,453)           113,195
                                                              -----------       ------------

NET LOSS....................................................   (4,793,398)        (7,904,779)

PREFERRED STOCK DIVIDENDS...................................     (112,153)          (112,153)

ACCRETION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK.........       (6,908)            (6,908)
                                                              -----------       ------------

LOSS TO COMMON SHAREHOLDERS.................................  $(4,912,459)      $ (8,023,840)
                                                              ===========       ============

LOSS PER SHARE--BASIC AND DILUTED...........................  $   (583.15)      $    (952.50)
                                                              ===========       ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING..................        8,424              8,424
                                                              ===========       ============

                            BEACON POWER CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                     STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                            CLASS A                  CLASS C                                   DEFERRED
                                        PREFERRED STOCK          PREFERRED STOCK          COMMON STOCK        CONSULTING
                                     ----------------------   ---------------------   ---------------------    EXPENSE,
                                      SHARES       AMOUNT       SHARES      AMOUNT      SHARES      AMOUNT       NET
                                     ---------   ----------   ----------   --------   ----------   --------   ----------
BALANCE, JANUARY 1, 1998...........  4,498,313   $5,033,733            6   $29,933         8,424   $     84   $  87,500
  Issuance of Class A preferred
    stock for services.............    120,000      300,000           --        --            --         --    (150,000)
  Issuance of Series A preferred
    stock for services and interest
    on loans.......................      4,594       11,485           --        --            --         --          --
  Dividend on Class D preferred
    stock..........................         --           --           --        --            --         --          --
  Repayment of subscription
    receivable.....................         --           --           --        --            --         --          --
  Amortization of deferred
    consulting expense, net........         --           --           --        --            --         --      25,000
  Accretion of redeemable preferred
    stock to redemption value......         --           --           --        --            --         --          --
  Net loss.........................         --           --           --        --            --         --          --
                                     ---------   ----------   ----------   -------    ----------   --------   ---------
BALANCE, DECEMBER 31, 1998.........  4,622,907   $5,345,218            6   $29,933         8,424   $     84   $ (37,500)
                                     =========   ==========   ==========   =======    ==========   ========   =========

                                                      DEFICIT
                                                    ACCUMULATED
                                        STOCK        DURING THE        TOTAL
                                     SUBSCRIPTION   DEVELOPMENT    STOCKHOLDERS'
                                      RECEIVABLE       STAGE        DEFICIENCY
                                     ------------   ------------   -------------
BALANCE, JANUARY 1, 1998...........  $(2,007,508)   $(3,145,131)   $     (1,389)
  Issuance of Class A preferred
    stock for services.............           --             --         150,000
  Issuance of Series A preferred
    stock for services and interest
    on loans.......................           --             --          11,485
  Dividend on Class D preferred
    stock..........................           --       (112,153)       (112,153)
  Repayment of subscription
    receivable.....................    2,007,508             --       2,007,508
  Amortization of deferred
    consulting expense, net........           --             --          25,000
  Accretion of redeemable preferred
    stock to redemption value......           --         (6,908)         (6,908)
  Net loss.........................           --     (4,793,398)     (4,793,398)
                                     -----------    ------------   ------------
BALANCE, DECEMBER 31, 1998.........  $        --    $(8,057,590)   $ (2,719,855)
                                     ===========    ============   ============

                            BEACON POWER CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                              CUMULATIVE FROM
                                                                                MAY 8, 1997
                                                                                  (DATE OF
                                                               YEAR ENDED    INCEPTION) THROUGH
                                                              DECEMBER 31,      DECEMBER 31,
                                                                  1998              1998
                                                              ------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(4,793,398)      $(7,904,779)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       78,208            78,208
    Amortization of deferred consulting expense, net........      175,000           262,500
    Services and interest expense paid in preferred stock...       11,485            11,485
    Changes in operating assets and liabilities:
      Accounts receivable...................................       14,487                --
      Prepaid expenses and other current assets.............      (20,307)          (20,307)
      Accounts payable......................................      772,723           822,723
      Accrued compensation and benefits.....................       37,141            68,183
      Due to related party..................................       18,611            18,611
      Other accrued expenses and current liabilities........      (16,359)           15,622
                                                              -----------       -----------
        Net cash used in operating activities...............   (3,722,409)       (6,647,754)
                                                              -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in other assets..................................      (19,823)          (46,970)
  Repayment (issuance) of note receivable from officer......       40,000                --
  Purchases of property and equipment.......................     (257,423)         (257,423)
                                                              -----------       -----------
        Net cash used in investing activities...............     (237,246)         (304,393)
                                                              -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of subscription receivable......................    2,007,508         5,000,000
  Issuance of Class C preferred stock.......................           --            30,000
  Issuance of Class D redeemable preferred stock............    4,486,237         4,486,237
  Repayment of capital leases...............................      (72,939)          (72,939)
                                                              -----------       -----------
  Net cash provided by (used in) financing activities.......    6,420,806         9,443,298
                                                              -----------       -----------
INCREASE IN CASH AND CASH EQUIVALENTS.......................    2,461,151         2,491,151

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............       30,000                --
                                                              -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 2,491,151         2,491,151
                                                              ===========       ===========
SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of Class A preferred stock for subscription
    receivable..............................................  $        --       $ 5,000,000
                                                              ===========       ===========
  Acquisition of assets with capital leases.................  $   254,411       $   254,411
                                                              ===========       ===========

SEE NOTES TO FINANCIAL STATEMENTS.

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND OPERATIONS

    NATURE OF BUSINESS--Beacon Power Corporation (the "Company" or "Beacon") (a development stage company) was incorporated on May 8, 1997 as a wholly owned subsidiary of SatCon Technology Corporation ("SatCon"). Since its inception, Beacon has been engaged in the development of flywheel devices for storing and transmitting kinetic energy. As of December 31, 1998, the Company has not yet commenced its planned principal activities of marketing and manufacturing such devices and accordingly is accounted for as a development stage company under Statement of Financial Accounting Standards No. 7. As of December 31, 1998, a majority of the Company's outstanding shares is owned by SatCon. However, in conjunction with the October 1998 Class D preferred stock offering, the Company's minority investors were granted the right to appoint a majority of the members of the Company's Board of Directors.

    The Company has a single operating segment, manufacturing alternative power sources. The Company has no organizational structure dictated by product lines, geography or customer type.

    OPERATIONS--The Company has experienced net losses since its inception and, as of December 31, 1998, had an accumulated deficit of approximately
$8 million. The Company is currently facing the challenge of finalizing development of a viable commercial product and raising adequate capital to sustain operations. As discussed in Note 15, during the period during January 1, 1999 to May 25, 2000, the Company secured additional financing of approximately $32 million. Management believes that this funding is sufficient to continue its operations as a going concern through at least December 31, 2000.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    ACCOUNTING PRINCIPLES--The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America.

    RECAPITALIZATION--The accompanying financial statements reflect a recapitalization of the Company in 1997 when one shareholder exchanged shares of common stock for Class A preferred stock.

    STOCK SPLIT--The accompanying financial statements reflect a 1.125 for 1 split of the Company's preferred and common stock. All share and per share information herein has been retroactively restated to reflect this split.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    USE OF ESTIMATES--The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include demand deposits and highly liquid investments with a maturity of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value.

    PROPERTY AND EQUIPMENT--Property and equipment, including leasehold improvements, are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    LONG-LIVED ASSETS--At the occurrence of certain events or changes in circumstances, the Company reviews the carrying value of its long-lived assets to determine if impairment has occurred and, if necessary, adjusts the carrying value accordingly. No adjustments have been required to date.

    REVENUE RECOGNITION--Revenue relates to work performed under research and development contracts. Revenue is recognized as services are performed.

    STOCK-BASED COMPENSATION--Compensation expense associated with awards of stock or options to employees is measured using the intrinsic-value method. Compensation expense associated with awards to nonemployees is measured using the fair-value method and is amortized over the vesting period of three years.

    INCOME TAXES--Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and tax loss and credit carryforwards using the currently enacted tax rates and laws. A valuation allowance is provided to the extent realization of deferred tax assets is not considered more likely than not.

    RESEARCH AND DEVELOPMENT--Research and development costs are expensed as incurred.

    FINANCIAL INSTRUMENTS--The carrying amount of cash and cash equivalents, accounts payable, accrued expenses, notes payable to investors and capital lease obligations approximate their fair values.

    CONCENTRATION OF CREDIT RISK--Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. Substantially all of the Company's cash and cash equivalents are managed by one financial institution. At December 31, 1998, the Company had cash balances at a financial institution in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

    COMPREHENSIVE LOSS--Comprehensive loss is the same as net loss for all periods presented.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. Management is currently evaluating the effect of adopting SFAS No. 133 on the financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101). SAB 101 established guidelines for revenue recognition and is effective for periods beginning no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management does not expect that the adoption of SAB 101 will have a material impact on the Company's financial condition or results of operations.

NET LOSS PER SHARE

    LOSS PER SHARE--Loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share was computed in the same manner. The impact of the Company's outstanding potential common shares, such as options and warrants

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(computed using the treasury stock method) and convertible preferred stock, were excluded from the calculation because such items were antidilutive.

    The weighted average number of shares of common stock issuable during the year ended December 31, 1998 and the period from May 8, 1997 (date of inception) through December 31, 1998 aggregated 7,247,769 and 4,294,283, respectively, upon the exercise of options and warrants and the conversion of preferred stock outstanding.

3.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31 1998:

                                                        ESTIMATED
                                                          USEFUL
                                                          LIVES
                                                        ----------
Machinery and equipment...............................     5 years   $214,635
Furniture and fixtures................................     7 years     19,423
Office equipment......................................     3 years     10,904
Leasehold improvements................................  lease term     12,561
Equipment under capital lease obligations.............  lease term    254,411
                                                                     --------
  Total...............................................                511,934
Less accumulated depreciation and amortization........                (78,208)
                                                                     --------
  Property and equipment, net.........................               $433,726
                                                                     ========

4.  CAPITAL LEASE OBLIGATIONS

    The Company leases equipment under capital lease agreements expiring through 2001. Future obligations under such capital leases as of December 31, 1998 are as follows:

1999........................................................  $113,406
2000........................................................    77,530
2001........................................................     3,067
                                                              --------
                                                               194,003
Less amount representing interest...........................    12,431
                                                              --------
                                                               181,572
Less current portion of capital lease obligations...........   105,406
                                                              --------
Capital lease obligations, excluding current portion........  $ 76,166
                                                              ========

5.  COMMITMENTS

    The Company leases office and light manufacturing space under operating leases expiring through January 30, 2001 and an operating lease for office equipment expiring October 2001.

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

5.  COMMITMENTS (CONTINUED)
    Future minimum annual lease payments under noncancelable operating leases as of December 31, 1998 are as follows:

1999........................................................  $199,405
2000........................................................   241,506
2001........................................................    25,449

    Total rent expense was $146,255 for 1998 and the period from May 8, 1997 (date of inception) to December 31, 1998.

6.  PREFERRED STOCK

    CLASS A CONVERTIBLE PREFERRED STOCK--Each share of Class A convertible preferred stock ("Class A Stock") is convertible into one share of common stock at the option of the holder. The Class A Stock is nonvoting. Upon liquidation, holders of Class A Stock are entitled to receive, out of funds then generally available prior to any payment with respect to the holders of common stock, $4.45 per share, plus any declared and unpaid dividends thereon. Holders of the Class A Stock have the right to receive the same dividends as declared by the Board of Directors on common shares on an "as-if-converted" basis. The Class A Stock will automatically be converted into shares of common stock upon the closing of a public offering of common stock of the Company, upon a vote of the Board of Directors or upon the automatic conversion of the Class D preferred stock (see Note 7). Class A Stock is subordinate to Class D, E and F preferred stock and has parity with Class B and C preferred stock. The Class A stock does not have redemption features.

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

6.  PREFERRED STOCK (CONTINUED)

    CLASS B AND C CONVERTIBLE PREFERRED STOCK--Each share of Class B convertible preferred stock ("Class B Stock") and Class C convertible preferred stock ("Class C Stock") is convertible into one share of common stock at the option of the holder. The holders of the Class B and C Stock have voting rights equivalent to the number of shares of common stock into which their shares of Class B and C Stock convert. The Class B and C Stock have the right to receive the same dividends as declared by the Board of Directors on common shares on an "as-if-converted" basis. The Class B and C Stock will automatically be converted into shares of common stock upon the closing of a public offering of common stock of the Company, upon a vote of the Board of Directors, upon the automatic conversion of the Class D preferred Stock (see Note 7), or upon conversion of the Class A Stock. Class B and C Stock have parity with Class A in liquidation and are subordinate to Class D, E and F preferred stock. The Class B and C Stock do not have redemption features.

7.  REDEEMABLE PREFERRED STOCK

    CLASS D REDEEMABLE CONVERTIBLE PREFERRED STOCK--The Company has authorized 6,000,000 shares of Class D convertible preferred stock ("Class D Stock") with a par value of $.01 per share. On October 23, 1998, the Company issued 1,900,000 shares of Class D Stock and received net proceeds of approximately $4,486,000. Issuance costs totaled approximately $264,000 and are being accreted to the carrying value of the Class D Stock over the period to the stock's earliest redemption date. Each share of Class D Stock is convertible into one share of common stock at the option of the holder. The holders of the Class D Stock have voting rights equivalent to the number of shares of common stock into which their shares of Class D Stock convert. Holders of the Class D Stock are also entitled to appoint representatives to the Board of Directors. The Class D Stock earns cumulative dividends at an annual rate of 12.5% through May 23, 2000 and 6% on and after this date, payable quarterly. Dividends can be paid in shares of Class D Stock through May 23, 2000 and after this date, are payable only in cash. Cumulative dividends not paid on Class D Stock total $112,153 as of December 31, 1998. Upon liquidation, holders of Class D Stock are entitled to receive, out of funds then generally available, unpaid dividends previously declared or accrued and a per share amount of $2.50. The Class D Stock is redeemable by the holder at any time after December 31, 2004 for the stated value of $2.50 per share plus accrued, but unpaid, dividends. The Class D Stock will automatically be converted into shares of common stock upon a change in ownership of 50% of the Company's outstanding voting stock, upon a merger or consolidation of the Company or upon the sale of significant assets of the Company, or upon the closing of a qualified public offering.

    Pursuant to the Stock Purchase Agreement related to the Class D Stock (the "Class D Agreement"), the Company is bound by certain covenants. The Class D Stock is senior to the Class A, B and C Stock, subordinate to Class F preferred stock and has parity with Class E preferred Stock (see Note 14).

8.  COMMON STOCK

    DIVIDENDS--Dividends may be declared and paid on the common stock as and when determined by the Board of Directors subject to any preferential dividend rights of any then outstanding shares of preferred stock.

    RESERVED SHARES--At December 31, 1998, 7,548,772 shares of common stock were reserved for issuance under the Company's stock option plan, outstanding warrants and for the potential conversion of preferred stock.

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

9.  STOCK WARRANTS

    At its inception in 1997, the Company issued a warrant to purchase 562,500 shares of common stock to an investor at the price of $5.33 per share. The warrant expired unexercised on May 28, 1999. Value ascribed to this warrant was not material.

    The warrant was valued on the date of grant using the Black-Scholes Option Pricing Model. The assumptions used to value this warrant were as follows:

Risk-free interest rate.....................................      6.25%
Expected life of warrant....................................  24 months
Expected dividend payment rate, as a percentage of the stock
  price on the date of grant................................         0%
Assumed volatility..........................................        48%

10.  STOCK OPTIONS

    The Company's option plans provide for the granting of stock options to purchase up to 4,500,000 shares of the Company's common stock. Options may be granted to employees, officers, directors and consultants of the Company with terms of up to 10 years. Under the terms of the option plans, incentive stock options ("ISOs") are to be granted at fair market value of the Company's stock at the date of grant, and nonqualified stock options ("NSOs") are to be granted at a price determined by the Board of Directors. ISOs and NSOs generally vest ratably over 36 months from the grant date and have contractual lives of up to 10 years.

    Stock option activity since inception is as follows:

                                                                           WEIGHTED-   WEIGHTED-
                                                                            AVERAGE     AVERAGE
                                                              NUMBER OF    EXERCISE      FAIR
                                                                SHARES       PRICE       VALUE
                                                              ----------   ---------   ---------
Outstanding, January 1, 1998................................     323,937      1.78
  Granted...................................................      99,563      1.78        0.75
  Canceled, forfeited or expired............................      (5,000)     1.78
                                                              ----------
Outstanding, December 31, 1998..............................     418,500      1.78
                                                              ==========

    The following table summarized information about stock options outstanding at December 31, 1998:

                                                                                          VESTED
                                               WEIGHTED-                        --------------------------
                                                AVERAGE         WEIGHTED-                        WEIGHTED-
                              NUMBER           REMAINING         AVERAGE                          AVERAGE
                            OF OPTIONS        CONTRACTUAL       EXERCISE          NUMBER         EXERCISE
EXERCISE PRICE              OUTSTANDING          LIFE             PRICE         OF OPTIONS         PRICE
--------------              -----------       -----------       ---------       ----------       ---------
    1.7$8                    418,500            8.68             $1.78           108,188          $1.78
       ======                 =======             ====           ======           =======         ======

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

10.  STOCK OPTIONS (CONTINUED)
    As described in Note 2, the Company uses the intrinsic-value method to measure compensation expense associated with grants of stock options to employees. If the Company had used the fair value method to measure compensation, reported net loss would have been as follows:

                                                                               CUMULATIVE FROM
                                                                                 MAY 8, 1997
                                                                             (DATE OF INCEPTION)
                                                               YEAR ENDED          THROUGH
                                                              DECEMBER 31,      DECEMBER 31,
                                                                  1998              1998
                                                              ------------   -------------------
Net loss to common shareholders as reported.................  $(4,912,459)       $ (8,023,840)
Net loss pro forma..........................................   (4,987,251)         (8,323,973)
Loss per share--as reported.................................      (583.15)            (952.50)
Loss per share--pro forma...................................      (592.03)            (988.13)

    The fair value of the options on their grant date was measured using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:


Risk-free interest rate.....................................    5.75%
Expected life of option.....................................  3 years
Expected dividend payment rate, as a percentage of the stock
  price on the date of grant................................       0%
Assumed volatility..........................................      58%

    The option-pricing model used was designed to value readily tradable stock options with relatively short lives. However, management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances.

11.  INCOME TAXES

    The components of the provision (benefit) for income taxes consisted of the following:

                                                                               CUMULATIVE FROM
                                                                                 MAY 8, 1997
                                                                             (DATE OF INCEPTION)
                                                               YEAR ENDED            TO
                                                              DECEMBER 31,      DECEMBER 31,
                                                                  1998              1998
                                                              ------------   -------------------
Federal--deferred...........................................  $(1,594,955)       $(2,632,825)
State--deferred.............................................     (282,933)          (464,616)
Increase in valuation allowance.............................    1,877,888          3,097,441
                                                              -----------        -----------
Provision (benefit) for income taxes........................  $        --        $        --
                                                              ===========        ===========

    Taxes during interim periods are computed using the estimated rate effective for the entire year. Changes to the estimated rate are reflected in periods in which the estimated charge occurs.

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

11.  INCOME TAXES (CONTINUED)
    A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

Statutory federal rate benefit..............................    (34)%
State, net of federal effect................................     (6)
Valuation allowance provided................................     40
                                                                ---
Effective rate..............................................     --%
                                                                ===

    The components of the Company's deferred tax assets and liabilities consisted of the following at December 31, 1998:

Long-term assets:
  Net operating loss carryforwards..........................  $ 2,643,962
  Research and development credits..........................      444,513
  Loss on contracts.........................................           --
  Other.....................................................        8,966
                                                              -----------
Net deferred tax assets before valuation allowance..........    3,097,441
Less valuation allowance....................................   (3,097,441)
                                                              -----------
Net deferred tax assets.....................................  $        --
                                                              ===========

    The valuation allowance increased by $1,877,888 in 1998 primarily due to the generation of net operating loss carryforwards and credits for which realization is not reasonably assured.

    The Company has available for future periods federal and state tax net operating loss carryforwards for federal and state purposes of approximately $6,639,000 and $6,405,000, respectively, as of December 31, 1998. In addition, the Company has business credits of $444,513 as of December 31, 1998. The net operating loss carryforwards expire beginning in 2012 and 2002 for federal and state tax purposes, respectively. The federal research and development credits begin to expire in 2012. The Company did not pay any income taxes from inception to December 31, 1998.

    Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may have limited, or may limit in the future, the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income and income tax liabilities. The amount of any annual limitation is determined based upon the Company's value prior to an ownership change.

12.  BENEFIT PLAN

    In 1998, the Company created a 401(k) Profit Sharing Plan (the "Plan") for its full-time employees. Each participant in the Plan may elect to contribute a percentage of his or her annual compensation to the Plan on a pre-tax basis up to the annual limit established by the Internal Revenue Service. The Company matches employee contributions at a rate of 50% up to the first 6% of the employee's contributions. The Company may also elect to make a profit-sharing contribution based on the discretion of the Board of Directors. Employee contributions are fully vested. Company matching and profit sharing contributions vest 20% after two years of service consisting of at least
1,000 hours per calendar year and 20% annually thereafter. Company contributions were $19,376 during 1998 and the period from May 8, 1997 (date of inception) to December 31, 1998.

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

13.  RELATED-PARTY TRANSACTIONS

    CONSULTING AGREEMENTS--The Company entered into consulting agreements with three investors in 1998 and 1997. The contracts are seven-year agreements, renewable annually thereafter, for consulting services to be provided by the investors in exchange for annual issuances of shares of the Company's Class A Stock. During 1998 and the period from May 8, 1997 (date of inception) to December 31, 1998, $175,000, and $262,500, respectively, was recorded as consulting expense relating to these agreements, and 120,000 shares of Class A Stock were issued or issuable in 1998 as compensation under these contracts. Prepaid and accrued consulting expenses have been recorded annually, based on the terms and dates of the consulting agreements. The services provided by the investors were recorded based upon the value of the securities issued. These contracts all expire immediately upon an initial public offering of the Company's common stock.

    PATENTS--The Company has entered into an agreement with SatCon whereby SatCon granted the Company a perpetual license to use the technology patented by SatCon relating to the field of flywheel energy storage products, systems and processes for stationary terrestrial applications.

    SERVICES AGREEMENTS--SatCon performs certain research and development, administrative and other services for the Company. Amounts paid to SatCon for such services rendered amounted to approximately $443,000, and $1,794,000 during 1998 and the period from May 8, 1997 (date of inception) to December 31, 1998, respectively. As of December 31, 1998, there was $18,611 due to SatCon relating to such services.

    DISTRIBUTION AGREEMENT--In 1997, the Company signed a 20-year agreement which granted an investor (DQE Enterprises, Inc.) exclusive rights to distribute certain of the Company's products in a territory comprised of seven Mid-Atlantic states and the District of Columbia. However, the Company retained the right to distribute products directly to cable television and telephone companies.

14.  SUBSEQUENT EVENTS

    BRIDGE FINANCING--On August 2, 1999, the Company issued Senior Secured Convertible Promissory Notes (the "Senior Notes") to the Company's primary investors. The Senior Notes bear interest, which is payable upon conversion, at an annual rate of 12.5%, increasing to 15% after six months if the Class E redeemable convertible preferred stock ("Class E Stock") funding had not occurred at that time. The notes are secured by substantially all of the assets of the Company. In connection with the issuance of the Senior Notes, the investors received warrants to purchase shares of the Company's common stock.

    On April 7, 2000, the Senior Notes and accrued interest were converted into Class E Stock (see below).

    In conjunction with the issuance of the Senior Notes in August 1999, the Company issued warrants to four investors to purchase 315,000 shares of Class E Stock (or common stock if the warrant was exercised prior to the Class E Stock financing) at an exercise price of $2.50 per share (the "August 1999 warrants"). The estimated fair value of the warrants at the date of grant was $170,000. These warrants expire on August 2, 2004.

    In conjunction with the Class E conversion in April 2000, the August 1999 warrants were cancelled.

    WARRANTS ISSUED UNDER CLASS D AGREEMENT--Under the conditions of the
Class D Stock offering, the Company issued warrants in October 1999 to three investors to purchase 386,250 shares of common stock at $3.33, 386,250 shares of common stock at $4.50, and 386,250 shares of common stock at $6 (the

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

14.  SUBSEQUENT EVENTS (CONTINUED)
"October 1999 warrants"). The estimated fair value of the warrants at the date of their issuance was $280,000 based on the Black-Scholes Pricing Model. These warrants expire December 31, 2004.

    In April 2000, the Company issued additional warrants to three investors to purchase 356,250 shares of common stock at $3.33, 356,250 shares of common stock at $4.50, and 356,250 shares of common stock at $6. The fair market value of these warrants was approximately $1,300,000 based on the Black-Scholes Pricing Model. These warrants expire December 31, 2004.

    BRIDGE FINANCING--On January 7, 2000, the Company received $600,000 of bridge loans bearing annual interest at a rate of 12.5%; $200,000 of these loans were repaid in February 2000 and the remaining loans were converted into Class E redeemable convertible preferred stock (the "Class E Stock") in conjunction with the Class E conversion (see below).

    In February, March and April 2000, the Company received additional bridge financing of $1,400,000 from previous investors and $4,100,000 from new and previous investors (the "Class F Bridge Loans"). The Class F Bridge Loans bear annual interest at a rate of 6%. $5,200,000 of these loans were converted into Class F redeemable convertible preferred stock ("Class F Stock") in May 2000, (see below). The remaining $300,000 plus interest was repaid in April 2000.

    In conjunction with the April bridge loans, investors were granted warrants to purchase 41,000 shares of the Company's common stock at $4.20 per share. These warrants expire April 21, 2005. The estimated fair value of such warrants is $27,000 based on the Black-Scholes Pricing Model.

    CLASS E CONVERSION--During April 2000, the Company authorized 2,000,000 shares of $.01 par value per share Class E Stock. On April 7, 2000, the Company converted $3,550,000 of bridge loans plus interest of $275,559 into 1,226,141 shares of Class E Stock (the "Class E conversion"). Each share of Class E Stock is convertible into one share of common stock at the option of the holder. Holders of the Class E Stock have voting rights equivalent to the number of shares of common stock into which their shares of Class E Stock convert. Holders of the Class E Stock also share with the Class D Stock shareholders the right to appoint representatives to the Board of Directors. The Class E Stock earns cumulative dividends at an annual rate of 12.5% through May 23, 2000 and 6% on and after this date, payable quarterly. Dividends are payable in shares of Class E Stock through May 23, 2000 and after this date, are payable in cash. Upon liquidation, holders of Class E Stock are entitled to receive, out of funds then generally available unpaid dividends previously declared or accrued and a per share amount of $3.12. The Class E Stock is redeemable by the holder at any time after December 31, 2004 for the stated value of $3.12 per share plus accrued but unpaid dividends. The Class E Stock will automatically be converted into shares of common stock upon a change in ownership of 50% of the Company's outstanding voting stock, upon a merger or consolidation of the Company, upon the sale of significant assets of the Company, or upon consummation of a qualified public offering.

    Class E Stock is senior to Class A, B and C Stock, on parity with Class D Stock and subordinate to Class F Stock.

    In conjunction with the Class E conversion, warrants totaling 315,000, issued in conjunction with the issuance of the Senior Notes in August 1999 were cancelled. In exchange, warrants to purchase 306,535 shares of Class E Stock at $2.50 per share were issued. These warrants expire April 7, 2005. The estimated fair market value of these warrants is approximately $344,000 based on the Binary Option Pricing Model.

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

14.  SUBSEQUENT EVENTS (CONTINUED)
    Pursuant to the stock purchase agreement related to the Class E Stock, the Company is bound by certain covenants.

    CLASS F ISSUANCE--During May 2000 the Company authorized 7,500,000 shares of $.01 par value Class F Stock. On May 23, 2000, the Company sold 6,785,711 shares of Class F Stock for a total of $28.5 million, and accordingly, the outstanding Class F Bridge Loans of $5,200,000 were converted to Class F Stock.

    Each share of Class F Stock is convertible into one share of common stock at the option of the holder. Holders of the Class F Stock have voting rights equivalent to the number of shares of common stock into which their shares of Class F Stock convert. The Class F Stock earns cumulative dividends at an annual rate of 6%, payable quarterly. Dividends are payable in cash. The Class F Stock will automatically be converted into shares of common stock immediately prior to a merger or consolidation of the Company or upon the sale of significant assets of the Company, or the consummation of a qualified public offering. The Class F shareholders are entitled to appoint representatives to the Board of Directors. The Class F stock is redeemable by the holder at any time after May 23, 2005 at a price per share equal to the sum of the Class F stated value, initially $4.20 per share, multiplied by the number of shares to be redeemed, plus all accrued but unpaid dividends.

    The Class F Stock is senior to all other classes of preferred stock.

    Upon liquidation, holders of the Class F stock are entitled to receive, out of funds then generally available, unpaid dividends previously paid or accrued and a per share amount equal to the Class F stated value.

    Pursuant to the Stock Purchase Agreement related to the Class F Stock (the "Class F Agreement"), the Company is bound by certain covenants.

    Under the conditions of the Class F Agreement, the Company will issue warrants for shares of common stock equal to $14,250,000 divided by the warrant price. The warrant price is defined as 75% of the lower of: (i) the effective price per share of common stock paid by the acquirer in a sale transaction as determined by a nationally recognized banking firm chosen by the Company and approved by a majority of the purchasers that hold a majority of the aggregate preferred shares and conversion shares (shares of common stock issuable upon conversion of the Class F Stock) as of the date of consummation of such sale transaction and (ii) the initial price in the first qualified offering of the Company's common stock. These warrants expire on May 23, 2005 and no warrants have been issued at this time.

                                  * * * * * *

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information with respect to directors required under this item is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders which was held on March 15, 2000 (the "2000 Proxy Statement"). Information relating to certain filings of Forms 3, 4, and 5 of the Company is contained in the 2000 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

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

1.  CONSOLIDATED FINANCIAL STATEMENT OF SATCON TECHNOLOGY CORPORATION AND ITS
    SUBSIDIARIES:

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

2.  FINANCIAL STATEMENT SCHEDULE OF SATCON TECHNOLOGY CORPORATION AND ITS
    SUBSIDIARIES:

    Schedule II; Valuation and Qualifying Accounts for the Years Ended September 30, 1999 1998 and 1997

    All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the consolidated financial statements or notes thereto.

3.  FINANCIAL STATEMENTS OF BEACON POWER CORPORATION

    Balance Sheets at December 31, 1998 and 1999

    Statements of Operations for the Period May 8, 1997 (Date of Inception) to December 31, 1997 and for the Years Ended December 31, 1998 and 1999

    Statements of Stockholders' Equity (Deficiency) for the Period May 8, 1997 (Date of Inception) to December 31, 1997 and for the Years Ended
    December 31, 1998 and 1999

    Statement of Cash Flows for the Period May 8, 1997 (Date of Inception) to December 31, 1997 and for the Years Ended December 31, 1998 and 1999

    Notes to Financial Statements

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on August 14, 2000.

                                                       SATCON TECHNOLOGY CORPORATION

                                                       By:           /s/ DAVID B. EISENHAURE
                                                            -----------------------------------------
                                                                       David B. Eisenhaure
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                      CHAIRMAN OF THE BOARD

    Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed by the following persons in the capacities and on the dates indicated.

                       NAME                                    CAPACITY                    DATE
                       ----                                    --------                    ----
                                                     President, Chief Executive
              /s/ DAVID B. EISENHAURE                  Officer and Chairman of the
     ----------------------------------------          Board of Directors            August 14, 2000
                David B. Eisenhaure                    (Principal Executive
                                                       Officer)

                                                     Vice President, Chief
                 /s/ SEAN F. MORAN                     Financial Officer and
     ----------------------------------------          Treasurer (Principal          August 14, 2000
                   Sean F. Moran                       Financial and Principal
                                                       Accounting Officer)

              /s/ MICHAEL C. TURMELLE                Director, Vice President,
     ----------------------------------------          Chief Operating Officer and   August 14, 2000
                Michael C. Turmelle                    Secretary

             /s/ JAMES L. KIRTLEY, JR.
     ----------------------------------------        Director, Vice President, and   August 14, 2000
               James L. Kirtley, Jr.                   Chief Scientist

             /s/ MARSHALL J. ARMSTRONG
     ----------------------------------------        Director                        August 14, 2000
               Marshall J. Armstrong

               /s/ ALAN P. GOLDBERG
     ----------------------------------------        Director                        August 14, 2000
                 Alan P. Goldberg

              /s/ THOMAS A. HURKMANS
     ----------------------------------------        Director                        August 14, 2000
                Thomas A. Hurkmans

     ----------------------------------------        Director
                 Gerald L. Wilson

                               INDEX TO EXHIBITS

EXHIBIT NO.                                DESCRIPTION OF EXHIBIT
-----------             ------------------------------------------------------------
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

      4.1(4)            --Specimen Certificate of Common Stock, $.01 par value.

     10.1(4)(*)         --Employment Agreement, dated July 1, 1992, between the
                        Registrant and David B. Eisenhaure.

     10.2(4)(*)         --Employment Agreement, dated July 1, 1992, between the
                        Registrant and Michael C. Turmelle.

     10.3(4)(*)         --1992 Stock Option Plan.

     10.4(7)(*)         --1994 Stock Option Plan.

     10.5(8)(*)         --1996 Stock Option Plan.

     10.6(9)(*)         --1998 Stock Incentive Plan.

     10.7(*)(17)        --1999 Stock Incentive Plan.

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

     10.12(11)          --Amended and Restated License Agreement, dated as of
                        October 23, 1998, by and among the Registrant and Beacon
                        Power Corporation.

EXHIBIT NO.                                DESCRIPTION OF EXHIBIT
-----------             ------------------------------------------------------------
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

     10.20(17)          --Modification, dated April 9, 1999, to Discretionary Demand
                        Line of Credit Letter Agreement, dated as of December 16,
                        1998, between the Registrant, SatCon Film Microelectronics,
                        Inc., K&D MagMotor Corp. and BankBoston N.A. together with modification, dated May 7, 1999, to Discretionary Demand
                        Line of Credit Letter Agreement, dated as of December 16,
                        1998, between the Registrant, SatCon Film Microelectronics,
                        Inc., K&D MagMotor Corp. , HyComp Acquisition Corp. and
                        BankBoston, N.A.

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

     10.23(14)          --Asset Purchase Agreement dated as of March 31, 1999 by and between HyComp, Inc. and HyComp Acquisition Corp., a
                        wholly-owned subsidiary of the Registrant.

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

EXHIBIT NO.                                DESCRIPTION OF EXHIBIT
-----------             ------------------------------------------------------------
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

 16(16)                 --Letter Regarding Registrant's Change in Certifying
                        Accountant.

     21.1(17)           --Subsidiaries of the Registrant.

     23.1               --Consent of Arthur Andersen LLP.

     23.2               --Consent of PricewaterhouseCoopers LLP.

     23.3               --Consent of Deloitte & Touche LLP.

     27                 --Financial Data Schedule.

     99                 --Risk Factors.

------------------------

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

(16) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated May 12, 1999.

(17) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1999.

(*) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.