Form 10-Q/A
period 1999-12-31
SATCON TECHNOLOGY CORP
filed 2000-08-18
CIK 889423

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

                               TABLE OF CONTENTS


                         PART I: FINANCIAL INFORMATION



                                                                 Page
                                                                 ----
Item 1: Restated Financial Statements

Consolidated Balance Sheets (Unaudited)..........................   1
Consolidated Statements of Operations (As restated) (Unaudited)..   2
Consolidated Statements of Cash Flows (As restated) (Unaudited)..   3
Notes to Interim Consolidated Financial Statements (Unaudited)...   4

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations......................  11

Item 3: Quantitative and Qualitative Disclosures About Market
        Risk.....................................................  17


                          PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.......................................   18
Item 2. Changes in Securities and Use of Proceeds...............   18
Item 3. Defaults Upon Senior Securities.........................   18
Item 4. Submission of Matters to a Vote of Security
        Holders.................................................   18
Item 5. Other Information.......................................   18
Item 6. Exhibits and Reports on Form 8-K........................   18

Signature.......................................................   19
Exhibit Index...................................................   20

                         PART I: FINANCIAL INFORMATION


Item 1: Restated Financial Statements



                         SATCON TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS




                                                                         December 31,       September 30,
                                                                      ------------------  ------------------
                                                                             1999                1999
                                                                      ------------------  ------------------
                                                                         (Unaudited)          (As restated)

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
                                                                           ============        ============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
    STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................     $  1,358,848        $  1,563,605
  Accrued payroll and payroll related expenses........................          833,999             479,888
  Deferred revenue....................................................          107,725             113,179
  Other accrued expenses..............................................        1,080,130             620,874
  Accrued loss in investment in Beacon Power Corporation..............               --             333,333
  Current portion of long-term debt...................................           16,535              16,226
                                                                           ------------        ------------
    Total current liabilities.........................................        3,397,237           3,127,105
Long-term liabilities:
  Long-term debt......................................................           29,619              33,871
  Other long-term liabilities.........................................           29,735              29,735
                                                                           ------------        ------------
    Total long-term liabilities.......................................           59,354              63,606
Commitments and contingencies.........................................               --                  --
Redeemable convertible preferred stock ...............................        5,050,056           4,894,112
Stockholders' equity:
  Preferred stock; $.01 par value, 1,000,000 shares authorized;
    8,000 shares Series A redeemable convertible preferred stock issued and outstanding at December 31, 1999 and
    September 30, 1999...............................................                --                  --
  Common stock, $.01 par value, 20,000,000 shares authorized;
    11,396,570 and 9,617,009 shares issued at December 31, 1999
    and September 30, 1999,  respectively............................           113,966              96,170
  Additional paid-in capital.........................................        52,915,521          37,074,161
  Shares held in escrow, at market; 42,860 shares at
    December 31, 1999 and September 30, 1999.........................          (357,615)           (428,600)
  Amounts receivable from exercise of stock options..................        (1,816,667)         (1,816,667)
  Accumulated deficit................................................       (27,772,487)        (25,359,809)
  Accumulated other comprehensive loss...............................           (12,472)                 --
  Treasury stock, at cost; 44,500 shares at December 31, 1999 and
    September 30, 1999...............................................          (249,704)           (249,704)
                                                                           ------------        ------------
    Total stockholders' equity.......................................        22,820,542           9,315,551
                                                                           ------------        ------------
    Total liabilities, redeemable convertible preferred
      stock and stockholders' equity.................................       $31,327,189        $ 17,400,378
                                                                           ============        ============


   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (As restated)
                                  (Unaudited)




                                                                            For the three months ended
                                                                                    December 31,
                                                                             1999                1998
                                                                      ------------------  ------------------

Product revenue.....................................................        $ 3,161,505         $ 1,994,527
Funded research and development revenue.............................          1,394,902           1,730,572
                                                                            -----------         -----------
Total revenue.......................................................          4,556,407           3,725,099
Cost of product revenue.............................................          3,001,178           1,523,677
                                                                            -----------         -----------
Gross margin........................................................          1,555,229           2,201,422
Research and development expenses...................................          1,723,195           1,428,941
Selling, general and administrative expenses........................          2,032,536             989,580
Amortization of intangibles.........................................            242,608              77,758
                                                                            -----------         -----------
Total operating expenses............................................          3,998,339           2,496,279
                                                                            -----------         -----------
Operating loss......................................................         (2,443,110)           (294,857)
Loss from investment in Beacon Power Corporation....................                 --             (30,000)
Interest income.....................................................             34,123              20,267
Interest expense....................................................             (3,691)                 --
                                                                            -----------         -----------
Net loss............................................................         (2,412,678)           (304,590)
Accretion of redeemable convertible preferred stock discount........           (155,944)                 --
                                                                            -----------         -----------
Net loss attributable to common stockholders........................        $(2,568,622)        $  (304,590)
                                                                            ===========         ===========
Net loss per share, basic and diluted...............................             $(0.24)             $(0.03)
                                                                            ===========         ===========
Weighted average number of common shares, basic and diluted.........         10,793,030           8,980,249
                                                                            ===========         ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (As restated)
                                  (Unaudited)





                                                                            For the three months ended
                                                                                    December 31,
                                                                              1999                  1998
                                                                      --------------------  --------------------
Cash flows from operating activities:
 Net loss ..........................................................          $(2,412,678)          $(304,590)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
   Depreciation and amortization....................................              435,746               218,347
   Allowance for doubtful accounts..................................               82,433                86,207
   Loss from investment in Beacon Power Corporation.................                   --                30,000
   Non-cash compensation expense related to issuance
     of common stock options to non-employees.......................                   --                56,362
   Non-cash compensation expense related to common
     stock held in escrow...........................................               29,801                    --
   Changes in operating assets and liabilities,
      net of effects of acquisitions:
     Accounts receivable............................................            1,022,084              (292,291)
     Prepaid expenses and other assets..............................              107,957               145,102
     Unbilled contract costs........................................              404,051              (451,922)
     Inventory......................................................             (381,366)             (617,656)
     Other assets...................................................              (81,780)              545,488
     Accounts payable...............................................             (846,444)              151,753
     Accrued expenses and payroll...................................              (18,361)               19,435
     Other liabilities..............................................              (18,954)              174,186
                                                                              -----------           -----------
  Total adjustments.................................................              735,167                65,011
                                                                              -----------           -----------
Net cash used in operating activities...............................           (1,677,511)             (239,579)
                                                                              -----------           -----------

Cash flows from investing activities:
 Sales and maturities of marketable securities......................                   --                12,428
 Patent and intangible expenditures.................................              (22,625)              (30,360)
 Capital expenditures...............................................             (130,515)             (258,101)
 Cash paid for acquisition, net of cash acquired....................              (24,054)                   --
 Investment in Beacon Power Corporation.............................             (333,333)              (30,000)
                                                                              -----------           -----------
Net cash used in investing activities...............................             (510,527)             (306,033)
                                                                              -----------           -----------

Cash flows from financing activities:
 Borrowing under line of credit.....................................                   --                 5,000
 Repayment of borrowings............................................               (3,943)                   --
 Proceeds from issuance of common stock.............................            2,490,000                    --
 Proceeds from exercise of stock options............................              355,000                    --
 Purchase of treasury stock.........................................                   --               (55,235)
                                                                              -----------           -----------
Net cash provided/(used) by financing activities....................            2,841,057               (50,235)
                                                                              -----------           -----------

Effect of exchange rates on cash and cash equivalents...............              (12,472)                   --
                                                                              -----------           -----------

Net increase/(decrease) in cash and cash equivalents................              640,547              (595,847)
Cash and cash equivalents at beginning of period....................            2,533,072             1,201,610
                                                                              -----------           -----------
Cash and cash equivalents at end of period..........................          $ 3,173,619           $   605,763
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



    The Company has restated its financial statements for the three-month periods ended December 31, 1999 and 1998. The restatement was prompted by the recently completed initial audit of the financial statements of its affiliate, Beacon Power Corporation ("Beacon Power"), and reflects treating certain costs as expenses rather than being included in the value of the net assets of Beacon Power at December 24, 1997. The Company previously had accounted for these costs either as fixed assets or as part of the net assets of Beacon Power. As a result, certain costs previously capitalized in 1996, 1997 and 1998 should have been expensed as incurred, therefore reducing the Company's investment in Beacon Power by $3.1 million as of December 24, 1997. The adjustments to the financial statements at December 24, 1997, the date which the Company began accounting for its investment in Beacon Power under the equity method of accounting, consisted of a reduction of $37,000 from current assets, a reduction of $3.0 million from property and equipment and intangible assets and an increase of $73,000 of accrued expenses. There is no cumulative effect of this change on the Company's stockholders' equity as of December 31, 1999, since the Company had reduced its investment in Beacon Power to zero. The effect of this change on the reported results for each period is as follows:




CONSOLIDATED STATEMENTS OF OPERATIONS:
                                                                            For the three months ended
                                                                                 December 31, 1999
                                                                         --------------------------------
                                                                         (As restated)      (As reported)
                                                                      ------------------  ------------------
Product revenue.....................................................        $ 3,161,505         $ 3,161,505
Funded research and development revenue.............................          1,394,902           1,394,902
                                                                            -----------         -----------
Total revenue.......................................................          4,556,407           4,556,407
Cost of product revenue.............................................          3,001,178           3,001,178
                                                                            -----------         -----------
Gross margin........................................................          1,555,229           1,555,229
Research and development expenses...................................          1,723,195           1,723,195
Selling, general and administrative expenses........................          2,032,536           2,032,536
Amortization of intangibles.........................................            242,608             242,608
                                                                            -----------         -----------
Total operating expenses............................................          3,998,339           3,998,339
                                                                            -----------         -----------
Operating loss......................................................         (2,443,110)         (2,443,110)
Loss from investment in Beacon Power Corporation....................                 --            (130,504)
Interest income.....................................................             34,123              34,123
Interest expense....................................................             (3,691)             (3,691)
                                                                            -----------         -----------
Net loss............................................................         (2,412,678)         (2,543,182)
Accretion of redeemable convertible preferred stock discount........           (155,944)           (155,944)
                                                                            -----------         -----------
Net loss attributable to common stockholders........................        $(2,568,622)        $(2,699,126)
                                                                            ===========         ===========
Net loss per share, basic and diluted...............................             $(0.24)             $(0.25)
                                                                            ===========         ===========
Weighted average number of common shares, basic and diluted.........         10,793,030          10,793,030
                                                                            ===========         ===========

                         SATCON TECHNOLOGY CORPORATION
  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED):
                                                                            For the three months ended
                                                                                 December 31, 1998
                                                                         ---------------------------------
                                                                         (As restated)       (As reported)
                                                                      ------------------  ------------------
Product revenue.....................................................        $ 1,994,527         $ 1,994,527
Funded research and development revenue.............................          1,730,572           1,730,572
                                                                            -----------         -----------
Total revenue.......................................................          3,725,099           3,725,099
Cost of product revenue.............................................          1,523,677           1,523,677
                                                                            -----------         -----------
Gross margin........................................................          2,201,422           2,201,422
Research and development expenses...................................          1,723,195           1,428,941
Selling, general and administrative expenses........................            989,580             989,580
Amortization of intangibles.........................................             77,758              77,758
                                                                            -----------         -----------
Total operating expenses............................................          2,496,279           2,496,279
                                                                            -----------         -----------
Operating loss......................................................           (294,857)           (294,857)
Loss from investment in Beacon Power Corporation....................            (30,000)         (1,064,010)
Interest income.....................................................             20,267              20,267
Interest expense....................................................                 --                  --
                                                                            -----------         -----------
Net loss attributable to common stockholders........................        $  (304,590)        $(1,338,600)
                                                                            ===========         ===========
Net loss per share, basic and diluted...............................             $(0.03)             $(0.15)
                                                                            ===========         ===========
Weighted average number of common shares, basic and diluted.........          8,980,249           8,980,249
                                                                            ===========         ===========




CONSOLIDATED BALANCE SHEET DATA:
                                                    September 30, 1999
                                               ---------------------------
                                               As restated    As reported
                                               ------------   ------------
Investment in Beacon Power Corporation......             --             --
                                               ------------   ------------
Total assets................................   $ 17,400,374   $ 17,400,374
                                               ============   ============
Accrued losses from investment in
 Beacon Power Corporation...................   $    333,333   $    202,829
                                               ------------   ------------
Accumulated deficit.........................   $(25,359,809)  $(25,229,305)
                                               ------------   ------------
Total liabilities, redeemable convertible
 preferred stock and stockholders' equity...   $ 17,400,374   $ 17,400,374
                                               ============   ============

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



Note C. Significant Events
---------------------------


INVESTMENT IN BEACON POWER CORPORATION


  For the three months ended December 31, 1999, the Company did not record a loss from its investment in Beacon Power. For the three months ended December 31, 1998, the Company recorded a loss of $30,000 which represented the additional $30,000 committed investment from December 1998 and the recognition of a portion of the suspended losses from Beacon Power. As of June 22, 1999, the Company's investment in Beacon Power had been reduced to zero, and no additional losses were recorded during the period from June 23, 1999 through December 31, 1999.



  On January 7, 2000, the Company purchased from Beacon Power a convertible promissory note with a principal amount of $200,000 due and payable on the earlier of (i) the maturity date, February 12, 2000 (the "Maturity Date"), or
(ii) upon the occurrence of an event of default by Beacon Power. The note bears interest at 12 1/2% per annum; provided, that if the note is not repaid in full on or prior to the Maturity Date, the interest rate increases to 15% per annum (the "January 7, 2000 Note"). Interest on the January 7, 2000 Note is due and payable on the Maturity Date. At December 31, 1999, the Company has recognized its share of Beacon Power's losses up to the amount of its actual investment in Beacon Power. At December 31, 1999, the Company did not accrue losses of $200,000 relating to its share of Beacon Power's losses incurred through December 31, 1999, which the Company was required to fund pursuant to the terms of the January 7, 2000 Note, as those amounts, including interest, have been repaid as of February 14, 2000.


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



                                                          FOR THE THREE MONTHS ENDED
                                                       ---------------------------------
                                                                 DECEMBER 31,
                                                       ---------------------------------
                                                             1999             1998
                                                       ----------------  ---------------
  Revenue............................................      $ 4,695,996      $ 5,662,099
  Operating loss.....................................      $(2,761,604)     $  (542,301)
  Net loss...........................................      $(2,729,851)     $  (553,034)
  Net loss attributable to common stockholders.......      $(2,885,795)     $  (553,034)
  Net loss per share, basic and diluted..............      $     (0.26)     $     (0.06)



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

                         SATCON TECHNOLOGY CORPORATION
  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note D. Loss per Share
----------------------


  The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of loss:



                                                                                            FOR THE THREE MONTHS ENDED
                                                                                                   DECEMBER 31,
                                                                                             1999                1998
                                                                                      ------------------  ------------------
                                                                                                   (as restated)

     Net loss attributable to common shareholders...................................        $(2,568,622)        $  (304,590)
     BASIC:
     Common shares outstanding, beginning of period.................................          9,529,649           8,990,249
     Weighted average common shares issued during the period........................          1,263,381                  --
     Weighted average shares repurchased during the period..........................                 --             (10,000)
                                                                                            -----------         -----------
     Weighted average shares outstanding--basic.....................................         10,793,030           8,980,249
                                                                                            ===========         ===========
     Net loss per share, basic......................................................        $     (0.24)        $     (0.03)
                                                                                            ===========         ===========
     DILUTED:
     Weighted average shares outstanding--basic.....................................         10,793,030           8,980,249
     Weighted average common stock equivalents (a)..................................                 --                  --
                                                                                            -----------         -----------
     Weighted average shares outstanding--diluted...................................         10,793,030           8,980,249
                                                                                            ===========         ===========
     Net loss per share, diluted....................................................        $     (0.24)        $     (0.03)
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
                                                                  =============              =============

                         SATCON TECHNOLOGY CORPORATION
  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note F. Comprehensive Income
-----------------------------


  The Company's total comprehensive income is as follows:



                                                                          FOR THE THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                           1999                 1998
                                                                    -------------------  ------------------
                                                                                  (as restated)

Net loss..........................................................         $(2,412,678)        $  (304,590)
                                                                           ===========         ===========

Other comprehensive loss, net of tax:
     Unrealized losses on securities..............................         $        --         $    (5,666)
     Foreign currency translation adjustment......................         $   (12,472)        $        --
                                                                           ===========         ===========
Other comprehensive loss..........................................         $   (12,472)        $    (5,666)
                                                                           ===========         ===========
Comprehensive loss................................................         $(2,425,150)        $  (310,256)
                                                                           ===========         ===========




Note G. Segment Disclosures
----------------------------


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



  The Company markets and provides research and development services in collaboration with third-parties. Film Microelectronics, Inc designs and manufactures power electronics products. The MagMotor Division and Ling Electronics specializes in the engineering and manufacturing of motion-control products.


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

                         SATCON TECHNOLOGY CORPORATION
  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


  The following is a summary of the Company's operations by operating segment:


                                                                                            FOR THE THREE MONTHS ENDED
                                                                                            --------------------------
                                                                                                   DECEMBER 31,
                                                                                                   ------------
                                                                                             1999                1998
                                                                                      ------------------  ------------------

  Revenue...........................................................................        $ 1,394,902         $ 1,730,572
                                                                                            -----------         -----------
  Loss from operations, net of amortization of intangibles..........................        $(1,132,470)        $  (232,507)
                                                                                            ===========         ===========

Power electronic products:
  Revenue...........................................................................        $ 1,808,008         $ 1,218,382
                                                                                            -----------         -----------
  Loss from operations, net of amortization of intangibles..........................        $  (377,783)        $  (112,395)
                                                                                            ===========         ===========

Motion-control products:
  Revenue...........................................................................        $ 1,353,497         $   776,145
                                                                                            -----------         -----------
  (Loss)/income from operations, net of amortization of intangibles.................        $  (690,249)        $   127,803
                                                                                            ===========         ===========


  The following is a summary of the Company's long-lived assets by operating segment:


                                  DECEMBER 31,       SEPTEMBER 30,
                                -----------------  -----------------
                                      1999               1999
                                -----------------  -----------------
Contract engineering:
  Long-lived assets...........         $6,101,163         $1,717,228
                                       ----------         ----------
Power electronic products:
  Long-lived assets...........         $3,875,105         $3,978,027
                                       ----------         ----------
Motion-control products:
  Long-lived assets...........         $4,544,413         $  863,661
                                       ----------         ----------


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
                                                                                             ==========         ==========

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations




  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the caption "Factors Affecting Future Results" below and those set forth in Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000, which are expressly incorporated by reference herein.




    The following discussion reflects restatement of our financial statements for the three-month periods ended December 31, 1999 and 1998. The restatement was prompted by the recently completed initial audit of the financial statements of our affiliate, Beacon Power Corporation ("Beacon Power"), and reflects treating certain costs as expenses rather than being included in the value of the net assets of Beacon Power at December 24, 1997. SatCon Technology Corporation (the "Company" or "SatCon") previously had accounted for these costs either as fixed assets or as part of the net assets of Beacon Power. As a result, certain costs previously capitalized in 1996, 1997 and 1998 should have been expensed as incurred, therefore reducing SatCon's investment in Beacon Power by $3.1 million as of December 24, 1997. The adjustments to SatCon's financial statements at December 24, 1997, which represents the date in which the Company began accounting for its investment in Beacon Power under the equity method, consisted of a reduction of $37,000 from current assets, a reduction of $3.0 million from property and equipment and intangible assets and an increase of $73,000 of accrued expenses. There is no cumulative effect of this change on SatCon's stockholders' equity as of December 31, 1999, since SatCon had reduced its investment in Beacon Power to zero.



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



    On May 20, 1997, the Company formed Beacon Power. On October 23, 1998, Beacon Power completed a $4.8 million private placement of its class D preferred stock and warrants to third-party investors, and the Company relinquished significant control of Beacon Power. From June 1999 through March 31, 2000, Beacon Power was financed through the issuance of approximately $4.7 million of bridge notes and warrants to its investors, including $1.0 million from the Company. On April 7, 2000, Beacon Power issued 1,226,141 shares of its class E preferred stock and 306,535 class E warrants in exchange for the conversion of all of its outstanding bridge notes of which the Company received 347,407 shares of Beacon Power's class E preferred stock and 86,852 class E warrants. On April 21, 2000, Beacon Power raised an additional $4.1 million through the sale of additional bridge notes that are convertible into Beacon Power's class F preferred stock. The Company did not participate in this financing.



    The results of the Company's operations include $3.1 million loss of Beacon Power from May 8, 1997 to December 24, 1997 under the consolidation method of accounting. As a result of a recapitalization of Beacon Power on December 24, 1997, the Company began accounting for its investment in Beacon Power using the equity method and has included $1.9 million loss of Beacon Power for the period from December 25, 1997 through June 1998, which equaled its initial investment in Beacon Power. In connection with the additional investment by outside third parties on October 23, 1998, the Company committed $30,000 to Beacon Power and, accordingly, recorded a $30,000 loss from its investment in Beacon Power representing a portion of the suspended losses as of October 23, 1998. For the period October 24, 1998 through June 21, 1999, the Company recorded no additional losses of Beacon Power as its investment in Beacon Power had been reduced to zero as of October 23, 1998. In June and August 1999, Beacon Power received $3.0 million of additional financing commitments, including $1.0 million from the Company. As a result of this additional commitment, the Company has included $1.0 million loss from its investment in Beacon Power representing a portion of the suspended losses as of June 22, 1999. For the period June 23, 1999 through September 30, 1999, the Company recorded no additional losses of Beacon Power as its investment in Beacon Power had been reduced to zero as of June 22, 1999. As of December 31, 1999, the Company has no obligations to provide any additional funding to Beacon Power.



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

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1999 (AS RESTATED) AND DECEMBER 31, 1998 (AS RESTATED)

     PRODUCT REVENUE. Product revenue increased by $1.2 million or 59% from $2.0 million to $3.2 million. This increase was attributable to $800,000 in revenue from Ling Electronics and $590,000 increase in revenue from the Company's microelectronics products. These increases were partially offset by a $223,000 decrease in revenue from the Company's high performance motors and magnetic levitation products.



     FUNDED RESEARCH AND DEVELOPMENT REVENUE. Funded research and development revenue decreased by $336,000 or 19% from $1.7 million to $1.4 million. During the three months ended December 31, 1999, the Company devoted more resources to internally funded research and development programs including the development of power conversion products for the distributed power generation market.




     GROSS MARGIN. Gross margin decreased by $646,000 or 29% from $2.2 million to $1.6 million. Gross margin from products decreased by $311,000 and funded research and development decreased by $336,000. Gross margin from product revenue as a percentage of product revenue decreased to 5% from 24%. The decrease in gross margin from product revenue as a percentage of product revenue is due to higher costs for facilities and staffing.



     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $294,000 or 21% from $1.4 million to $1.7 million. The increase was attributable to the Company's increased focus on internally funded research and development programs including the development of power conversion products for the distributed power generation market offset by the decrease in funded research and development revenue.



     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.0 million or 105% from $990,000 to $2.0 million. The increase was primarily due to the inclusion of $484,000 of costs from Ling Electronics, $300,000 of costs for facilities and staffing in an effort to meet expected growth and demand for our products, and in 1999, the deferral of $300,000 of costs associated with a research and development contract.



     AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased by $165,000 or 212% from $78,000 to $243,000. The increase was the result of amortization of intangibles recorded in connection with the acquisition of Ling Electronics in 1999 and certain intellectual property and other intangible assets from Northrop Grumman Corporation in November 1999.



     LOSS FROM INVESTMENT IN BEACON POWER CORPORATION. For the three months ended December 31, 1999, the Company did not record a loss from its investment in Beacon Power. As of September 30, 1998, the Company's remaining initial investment of $1.9 million had been reduced to zero and as of June 22, 1999, the Company's additional $1.0 million investment in Beacon Power had been reduced to zero as a result of the recognition of a portion of the suspended losses in Beacon Power and no additional losses were recorded during the period from June 23, 1999 through December 31, 1999. During December 1998, the Company committed an additional $30,000 in financing to Beacon Power and, accordingly, recorded a $30,000 loss from its investment in Beacon Power representing a portion of its suspended losses from Beacon Power.



     OTHER INCOME (EXPENSE), NET. Other income, net increased to $30,000 from $20,000. The increase was the result of an increase of cash and cash equivalents being maintained in interest bearing accounts offset by interest expense associated with capital leases entered into during fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES


  As of December 31, 1999, the Company's cash and cash equivalents were $3.2 million, an increase of approximately $641,000 from September 30, 1999. Cash used in operating activities for the three months ended December 31, 1999 was $1.7 million as compared to $240,000 in 1998. Cash used in operating activities during the three months ended December 31, 1999 was primarily attributable to the Company's net loss of approximately offset by a decrease in accounts receivable, depreciation and amortization.



  Cash used in investing activities for the three months ended December 31, 1999 was $511,000 as compared to $306,000 in 1998. Net cash used in investing activities during the three months ended December 31, 1999, included capital and intellectual property expenditures of $153,000, an investment in Beacon Power of $333,000 and $24,000 for cash paid for Ling Electronics, net of cash acquired. The Company estimates that it will spend an additional $2.0 million on capital expenditures during the next 12 months primarily to expand its capacity to manufacture power conversion products. The Company expects these additions to be financed from cash on hand and from lease financing.



  Cash provided by financing activities for the three months ended December 31, 1999 was $2.8 million. Net cash provided by financing activities during the three months ended December 31, 1999 includes net proceeds of $2.5 million from the sale of the Company's Common Stock and $355,000 from the exercise of common stock options and warrants.

    The Company anticipates that the existing $3.2 million in cash and cash equivalents will be sufficient to fund operations for at least the next twelve months. However, there can be no assurance that the Company will not require additional financings within this time frame or that any additional financing, if needed, will be available to the Company on terms acceptable to the Company, if any.


EFFECTS OF INFLATION

  The Company believes that inflation and changing prices over the past three years have not had a significant impact on the Company's net sales and revenues or on income from continuing operations.

FACTORS AFFECTING FUTURE RESULTS

  The Company's future results remain difficult to predict and may be affected by a number of factors which could cause actual results to differ materially from forward-looking statements contained in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. These factors include business conditions within the aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive industries and the world economies as a whole, and competitive pressures that may impact research and development spending. The Company's revenue growth is dependent on technology developments and contract research and development for both the government and commercial sectors and no assurance can be given that such investments will continue or that the Company can successfully obtain such funds. In addition, the Company's future growth opportunities are dependent on the introduction of new products that must penetrate aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive market segments. No assurance can be given that new products can be developed, or if developed, will be successful; that competitors will not force prices to an unacceptably low level or take market share from the Company; or that the Company can achieve or maintain profits in these markets. Because of these and other factors, past financial performances should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the Company's stock price frequently experiences significant volatility. These factors also include, without limitation, those set forth in Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000, which are expressly incorporated by reference herein.


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

Item 3.  Defaults upon Senior Securities:
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:
Not applicable.

Item 5.  Other Information:
Not applicable.

Item 6  Exhibits and Reports on Form 8-K:
(a) Exhibits


10.41 Promissory Note, dated October 6, 1999, made in favor of the Registrant by Michael C. Turmelle in the amount of $10,000, together with Promissory Note, dated December 6, 1999, made in favor of the Registrant by Michael
       C. Turmelle in the amount of $75,000 is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form
       10-Q for the period ended December 31, 1999.

10.42 Senior Secured Convertible Promissory Note, dated January 7, 2000, made in favor of the Registrant by Beacon Power Corporation in the amount of $200,000 is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1999.

10.43 Stock Purchase Warrant issued on February 4, 2000 by the Registrant to Northrop Grumman Corporation is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1999.

27     Financial Data Schedule

99 Risk Factors are incorporated herein by reference to Exhibit 99 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000.


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


                                             SATCON TECHNOLOGY CORPORATION


Date:  August 18, 2000                       By:  /s/ Sean F. Moran
                                                  ---------------------
                                                  Sean F. Moran, Chief Financial
                                                  Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                   EXHIBIT INDEX

10.41 Promissory Note, dated October 6, 1999, made in favor of the Registrant by Michael C. Turmelle in the amount of $10,000, together with Promissory Note, dated December 6, 1999, made in favor of the Registrant by Michael
       C. Turmelle in the amount of $75,000 is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form
       10-Q for the period ended December 31, 1999.

10.42 Senior Secured Convertible Promissory Note, dated January 7, 2000, made in favor of the Registrant by Beacon Power Corporation in the amount of $200,000 is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1999.

10.43 Stock Purchase Warrant issued on February 4, 2000 by the Registrant to Northrop Grumman Corporation is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1999.

27     Financial Data Schedule

99 Risk Factors are incorporated herein by reference to Exhibit 99 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000.