Form 10-Q/A
period 2000-03-31
SATCON TECHNOLOGY CORP
filed 2000-08-18
CIK 889423

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


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

                               TABLE OF CONTENTS

                         PART I: FINANCIAL INFORMATION


                                                                PAGE
                                                              --------
ITEM 1: RESTATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited).....................      1
Consolidated Statements of Operations (Unaudited)...........      2
Consolidated Statement of Changes in Stockholders' Equity
  (As restated) (Unaudited).................................      3
Consolidated Statements of Cash Flows (As restated)
  (Unaudited)...............................................      4
Notes to Interim Consolidated Financial Statements
  (Unaudited)...............................................      5

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS..................     15

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................     19

                      PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...................................     20
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........     20
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................     20
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................     20
ITEM 5. OTHER INFORMATION...................................     21
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     21

SIGNATURE...................................................     22
EXHIBIT INDEX...............................................     23

                         PART I: FINANCIAL INFORMATION



ITEM 1: FINANCIAL STATEMENTS


                         SATCON TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                               MARCH 31,     SEPTEMBER 30,
                                                                  2000           1999
                                                              ------------   -------------
                                                              (UNAUDITED)    (AS RESTATED)
                                                              ------------   -------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 9,746,244    $  2,533,072
  Accounts receivable, net of allowance of $441,208 at
    March 31, 2000 and $386,686 at September 30, 1999.......    6,623,053       2,799,143
  Unbilled contract costs and fees, net of allowance of
    $746,121 at March 31, 2000 and September 30, 1999.......    1,255,581       1,462,201
  Inventory.................................................    7,613,256       3,697,972
  Loan to Beacon Power Corporation..........................      300,000              --
  Prepaid expenses and other current assets.................      535,771         349,070
                                                              ------------   ------------
  Total current assets......................................   26,073,905      10,841,458
  Property and equipment, net...............................    4,585,628       3,260,632
  Intangibles, net..........................................    9,732,692       3,194,609
  Other long-term assets....................................      219,771         103,675
                                                              ------------   ------------
    Total assets............................................  $40,611,996    $ 17,400,374
                                                              ============   ============
  LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                     STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,443,741    $  1,563,605
  Accrued payroll and payroll related expenses..............    1,015,331         479,888
  Deferred revenue..........................................      436,375         113,179
  Accrued loss in investment in Beacon Power Corporation....           --         333,333
  Other accrued expenses....................................    1,135,425         620,874
  Current portion of long-term debt.........................       16,848          16,226
                                                              ------------   ------------
    Total current liabilities...............................    4,047,720       3,127,105
Long-term liabilities:
  Long-term debt, net of current portion....................       25,602          33,871
  Other long-term liabilities...............................       29,735          29,735
                                                              ------------   ------------
    Total long-term liabilities.............................       55,337          63,606
Redeemable convertible preferred stock......................           --       4,894,112
Stockholders' equity:
  Preferred stock; $.01 par value, 1,000,000 shares
    authorized; none and 8,000 shares Series A redeemable
    convertible preferred stock issued and outstanding at
    March 31, 2000 and September 30, 1999, respectively.....           --              --
  Common stock, $.01 par value, 25,000,000 shares
    authorized; 13,663,382 and 9,617,009 shares issued at
    March 31, 2000 and September 30, 1999, respectively.....      136,634          96,170
  Additional paid-in capital................................   68,115,179      37,074,161
  Shares held in escrow, at market value; 42,860 shares at
    March 31, 2000 and September 30, 1999...................   (1,117,039)       (428,600)
  Amounts receivable from exercise of stock options.........     (700,001)     (1,816,667)
  Accumulated deficit.......................................  (29,656,796)    (25,359,809)
  Accumulated other comprehensive loss......................      (19,334)             --
  Treasury stock, at cost; 44,500 shares at March 31, 2000
    and September 30, 1999..................................     (249,704)       (249,704)
                                                              ------------   ------------
    Total stockholders' equity..............................   36,508,939       9,315,551
                                                              ------------   ------------
      Total liabilities, redeemable convertible preferred
       stock and stockholders' equity.......................  $40,611,996    $ 17,400,374
                                                              ============   ============


   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      MARCH 31,                      MARCH 31,
                                             ---------------------------   -----------------------------
                                                2000           1999            2000            1999
                                             -----------   -------------   -------------   -------------
                                                           (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
Product revenue............................  $ 5,648,570    $ 1,772,226     $ 8,810,075     $ 3,766,753
Funded research and development revenue....    1,895,857      1,889,994       3,290,759       3,620,566
                                             -----------    -----------     -----------     -----------
  Total revenue............................    7,544,427      3,662,220      12,100,834       7,387,319
Cost of product revenue....................    4,885,985      1,915,144       7,887,163       3,438,821
                                             -----------    -----------     -----------     -----------
Gross margin...............................    2,658,442      1,747,076       4,213,671       3,948,498
Research and development expenses..........    1,892,822      1,465,434       3,616,017       2,894,375
Selling, general and administrative
  expenses.................................    2,420,168      1,028,748       4,452,704       2,018,328
Amortization of intangibles................      328,955         94,035         571,563         171,793
                                             -----------    -----------     -----------     -----------
Total operating expenses...................    4,641,945      2,588,217       8,640,284       5,084,496
                                             -----------    -----------     -----------     -----------
Operating loss.............................   (1,983,503)      (841,141)     (4,426,613)     (1,135,998)
Loss from investment in Beacon Power
  Corporation..............................           --             --              --         (30,000)
Other income/(loss)........................       14,308         (9,012)         11,525          (9,012)
Interest income............................       86,033         11,803         120,156          32,070
Interest expense...........................       (1,147)       (28,548)         (2,055)        (28,548)
                                             -----------    -----------     -----------     -----------
Net loss...................................   (1,884,309)      (866,898)     (4,296,987)     (1,171,488)
Accretion of redeemable convertible
  preferred stock discount.................   (2,949,944)            --      (3,105,888)             --
                                             -----------    -----------     -----------     -----------
Net loss attributable to common
  stockholders.............................  $(4,834,253)   $  (866,898)    $(7,402,875)    $(1,171,488)
                                             ===========    ===========     ===========     ===========
Net loss per weighted average share, basic
  and diluted..............................  $     (0.39)   $     (0.10)    $     (0.64)    $     (0.13)
                                             ===========    ===========     ===========     ===========
Weighted average number of common shares,
  basic and diluted........................   12,398,497      9,059,082      11,595,763       9,019,666
                                             ===========    ===========     ===========     ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED MARCH 31, 2000
                                 (AS RESTATED)
                                  (UNAUDITED)


                                                                                                  AMOUNTS
                                                                                                RECEIVABLE
                                                                        COMMON      COMMON         FROM
                                                         ADDITIONAL     SHARES       STOCK      EXERCISE OF
                                   COMMON      COMMON      PAID-IN     HELD IN      HELD IN        STOCK      ACCUMULATED
                                   SHARES      STOCK       CAPITAL      ESCROW      ESCROW        OPTIONS       DEFICIT
                                 ----------   --------   -----------   --------   -----------   -----------   ------------
Balance, September 30, 1999 (as
  restated)....................   9,617,009   $96,170    $37,074,161    42,860    $  (428,600)  $(1,816,667)  $(25,359,809)
Net loss.......................          --        --             --        --             --            --    (4,296,987)
Common stock issued in
  connection with Ling
  acquisition..................     770,000     7,700      7,748,656        --             --            --            --
Common stock issued in
  connection with MTI
  investment...................   1,030,000    10,300      6,964,926        --             --            --            --
Common stock issued in
  connection with NGC
  acquisition..................     578,761     5,788      5,465,770        --             --            --            --
Conversion of redeemable
  preferred stock into common
  stock........................   1,025,641    10,256      7,989,744        --             --            --            --
Exercise of common stock
  options......................     623,971     6,240      4,962,978        --             --     1,116,666            --
Exercise of common stock
  warrants.....................      18,000       180        140,220        --             --            --            --
Valuation adjustment for common
  stock held in escrow.........          --        --        688,439        --       (688,439)           --            --
Amortization of deferred
  consulting expense related to
  shares held in escrow........          --        --        186,173        --             --            --            --
Accretion of redeemable
  convertible preferred stock
  discount.....................          --        --     (3,105,888)       --             --            --            --
Foreign currency translation
  adjustment...................          --        --             --        --             --            --            --
                                 ----------   --------   -----------    ------    -----------   -----------   ------------
Balance, March 31, 2000........  13,663,382   $136,634   $68,115,179    42,860    $(1,117,039)  $  (700,001)  $(29,656,796)
                                 ==========   ========   ===========    ======    ===========   ===========   ============


                                  ACCUMULATED
                                     OTHER                                   TOTAL
                                 COMPREHENSIVE    TREASURY   TREASURY    STOCKHOLDERS'
                                      LOSS         SHARES      STOCK        EQUITY
                                 --------------   --------   ---------   -------------
Balance, September 30, 1999 (as
  restated)....................           --       44,500    $(249,704)   $ 9,315,551
Net loss.......................           --           --           --     (4,296,987)
Common stock issued in
  connection with Ling
  acquisition..................           --           --           --      7,756,356
Common stock issued in
  connection with MTI
  investment...................           --           --           --      6,975,226
Common stock issued in
  connection with NGC
  acquisition..................           --           --           --      5,471,558
Conversion of redeemable
  preferred stock into common
  stock........................           --           --           --      8,000,000
Exercise of common stock
  options......................           --           --           --      6,085,884
Exercise of common stock
  warrants.....................           --           --           --        140,400
Valuation adjustment for common
  stock held in escrow.........           --           --           --             --
Amortization of deferred
  consulting expense related to
  shares held in escrow........           --           --           --        186,173
Accretion of redeemable
  convertible preferred stock
  discount.....................           --           --           --     (3,105,888)
Foreign currency translation
  adjustment...................      (19,334)          --           --        (19,334)
                                    --------       ------    ---------    -----------
Balance, March 31, 2000........     $(19,334)      44,500    $(249,704)   $36,508,939
                                    ========       ======    =========    ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (AS RESTATED)


                                  (UNAUDITED)


                                                              SIX MONTHS ENDED MARCH 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(4,296,987)   $(1,171,488)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization.........................      977,691        467,089
      Allowance for doubtful accounts.......................       54,522         48,164
      Allowance for inventory excess and obsolescence.......      150,000        491,071
      Loss from investment in Beacon Power Corporation......           --         30,000
      Loss on sale of marketable securities.................           --          9,012
      Non-cash compensation expense related to issuance of
        common stock options to non-employees...............           --         56,362
      Non-cash compensation expense related to common stock
        held in escrow......................................      186,173             --
    Changes in operating assets and liabilities, net of
      effects of acquisitions:
      Accounts receivable...................................   (1,941,409)        34,420
      Unbilled contract costs and fees......................      206,620     (1,357,776)
      Prepaid expenses and other current assets.............       73,538            390
      Inventory.............................................      268,707     (1,413,350)
      Other long-term assets................................      (76,281)       554,131
      Accounts payable......................................     (761,551)        14,115
      Accrued expenses and payroll..........................       47,920        127,789
      Other liabilities.....................................      309,696         39,478
                                                              -----------    -----------
    Total adjustments.......................................     (504,374)      (899,105)
                                                              -----------    -----------
Net cash used in operating activities.......................   (4,801,361)    (2,070,593)
                                                              -----------    -----------

Cash flows from investing activities:
  Sales and maturities of marketable securities.............           --        262,504
  Patent and intangible expenditures........................      (94,718)       (40,167)
  Purchase of property and equipment........................     (368,076)      (196,170)
  Cash used in acquisitions.................................      (24,054)      (245,876)
  Loan to Beacon Power Corporation..........................     (300,000)            --
  Investment in Beacon Power Corporation....................     (333,333)       (30,000)
                                                              -----------    -----------
Net cash used in investing activities.......................   (1,120,181)      (249,709)
                                                              -----------    -----------

Cash flows from financing activities:
  Borrowings under line of credit...........................           --      1,521,481
  Repayment of borrowings...................................       (7,647)      (100,000)
  Net proceeds from issuance of common stock................    6,975,226             --
  Proceeds from exercise of stock options and warrants......    6,226,284             --
  Purchase of treasury stock................................           --        (76,628)
  Deferred financing fees...................................      (39,815)            --
                                                              -----------    -----------
Net cash provided by financing activities...................   13,154,048      1,344,853
                                                              -----------    -----------
Effect of foreign currency exchange rates on cash and cash
  equivalents...............................................      (19,334)            --
                                                              -----------    -----------
Net increase/(decrease) in cash and cash equivalents........    7,213,172       (975,449)
Cash and cash equivalents at beginning of period............    2,533,072      1,201,610
                                                              -----------    -----------
Cash and cash equivalents at end of period..................  $ 9,746,244    $   226,161
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



    The Company has restated its financial statements for the three-month period ended March 31, 1999 and six-month periods ended March 31, 2000 and 1999. The restatement was prompted by the recently completed initial audit of the financial statements of its affiliate, Beacon Power Corporation ("Beacon Power"), and reflects treating certain costs as expenses rather than being included in the value of the net assets of Beacon Power at December 24, 1997. The Company previously had accounted for these costs either as fixed assets or as part of the net assets of Beacon Power. As a result, certain costs previously capitalized in 1996, 1997 and 1998 should have been expensed as incurred, therefore reducing the Company's investment in Beacon Power by $3.1 million as of December 24, 1997. The adjustments to the financial statements at December 24, 1997, the date which the Company began accounting for its investment in Beacon Power under the equity method of accounting, consisted of a reduction of $37,000 from current assets, a reduction of $3.0 million from property and equipment and intangible assets and an increase of $73,000 of accrued expenses. There is no cumulative effect of this change on the Company's stockholders' equity as of March 31, 2000, since the Company had reduced its investment in Beacon Power to zero. The effect of this change on the reported results for each period is as follows:

                         SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS:



                                                                    THREE MONTHS ENDED
                                                                      MARCH 31, 1999
                                                             --------------------------------
                                                              (AS RESTATED)    (AS REPORTED)
                                                             ---------------   --------------
Product revenue............................................    $ 1,772,226      $ 1,772,226
Funded research and development revenue....................      1,889,994        1,889,994
                                                               -----------      -----------
  Total revenue............................................      3,662,220        3,662,220
Cost of product revenue....................................      1,915,144        1,915,144
                                                               -----------      -----------
Gross margin...............................................      1,747,076        1,747,076
Research and development expenses..........................      1,465,434        1,465,434
Selling, general and administrative expenses...............      1,028,748        1,028,748
Amortization of intangibles................................         94,035           94,035
                                                               -----------      -----------
Total operating expenses...................................      2,588,217        2,588,217
                                                               -----------      -----------
Operating loss.............................................       (841,141)        (841,141)
Loss from investment in Beacon Power Corporation...........             --         (424,173)
Other income/(loss)........................................         (9,012)          (9,012)
Interest income............................................         11,803           11,803
Interest expense...........................................        (28,548)         (28,548)
                                                               -----------      -----------
Net loss attributable to common stockholders...............    $  (866,898)     $(1,291,071)
                                                               ===========      ===========
Net loss per weighted average share, basic and diluted.....    $     (0.10)     $     (0.14)
                                                               ===========      ===========
Weighted average number of common shares, basic and
  diluted..................................................      9,059,082        9,059,082
                                                               ===========      ===========

                         SATCON TECHNOLOGY CORPORATION

                                                     SIX MONTHS ENDED
                                                      MARCH 31, 2000
                                             --------------------------------
                                              (AS RESTATED)    (AS REPORTED)
                                             ---------------   --------------
Product revenue............................   $  8,810,075      $  8,810,075
Funded research and development revenue....      3,290,759         3,290,759
                                              ------------      ------------
  Total revenue............................     12,100,834        12,100,834
Cost of product revenue....................      7,887,163         7,887,163
                                              ------------      ------------
Gross margin...............................      4,213,671         4,213,671
Research and development expenses..........      3,616,017         3,616,017
Selling, general and administrative
  expenses.................................      4,452,704         4,452,704
Amortization of intangibles................        571,563           571,563
                                              ------------      ------------
Total operating expenses...................      8,640,284         8,640,284
                                              ------------      ------------
Operating loss.............................     (4,426,613)       (4,426,613)
Loss from investment in Beacon Power
  Corporation..............................             --          (130,504)
Other income/(loss)........................         11,525            11,525
Interest income............................        120,156           120,156
Interest expense...........................         (2,055)           (2,055)
                                              ------------      ------------
Net loss...................................     (4,296,987)       (4,427,491)
Accretion of redeemable convertible
  preferred stock discount.................     (3,105,888)       (3,105,888)
                                              ------------      ------------
Net loss attributable to common
  stockholders.............................   $ (7,402,875)     $ (7,533,379)
                                              ============      ============
Net loss per weighted average share, basic
  and diluted..............................   $      (0.64)     $      (0.65)
                                              ============      ============
Weighted average number of common shares,
  basic and diluted........................     11,595,763        11,595,763
                                              ============      ============

                         SATCON TECHNOLOGY CORPORATION

                                                     SIX MONTHS ENDED
                                                      MARCH 31, 1999
                                             --------------------------------
                                              (AS RESTATED)    (AS REPORTED)
                                             ---------------   --------------
Product revenue............................   $  3,766,753      $  3,766,753
Funded research and development revenue....      3,620,566         3,620,566
                                              ------------      ------------
  Total revenue............................      7,387,319         7,387,319
Cost of product revenue....................      3,438,821         3,438,821
                                              ------------      ------------
Gross margin...............................      3,948,498         3,948,498
Research and development expenses..........      2,894,375         2,894,375
Selling, general and administrative
  expenses.................................      2,018,328         2,018,328
Amortization of intangibles................        171,793           171,793
                                              ------------      ------------
Total operating expenses...................      5,084,496         5,084,496
                                              ------------      ------------
Operating loss.............................     (1,135,998)       (1,135,998)
Loss from investment in Beacon Power
  Corporation..............................        (30,000)       (1,488,183)
Other income/(loss)........................         (9,012)           (9,012)
Interest income............................         32,070            32,070
Interest expense...........................        (28,548)          (28,548)
                                              ------------      ------------
Net loss attributable to common
  stockholders.............................   $ (1,171,488)     $ (2,629,671)
                                              ============      ============
Net loss per weighted average share, basic
  and diluted..............................   $      (0.13)     $      (0.29)
                                              ============      ============
Weighted average number of common shares,
  basic and diluted........................      9,019,666         9,019,666
                                              ============      ============

                         SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEET DATA:



                                                                   SEPTEMBER 30, 1999
                                                               ---------------------------
                                                               AS RESTATED    AS REPORTED
                                                               ------------   ------------
Investment in Beacon Power Corporation......................             --             --
                                                               ------------   ------------
Total assets................................................   $ 17,400,374   $ 17,400,374
                                                               ============   ============
Accrued losses from investment in
 Beacon Power Corporation...................................   $    333,333   $    202,829
                                                               ------------   ------------
Accumulated deficit.........................................   $(25,359,809)  $(25,229,305)
                                                               ------------   ------------
Total liabilities, redeemable convertible
 preferred stock and stockholders' equity...................   $ 17,400,374   $ 17,400,374
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


    The Company performs funded research and development in collaboration with third parties under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each form of contract, the Company receives periodic progress payments or payment upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs indicate a loss, a provision for the entire loss on the contract is recorded. As of March 31, 2000, the Company has accrued $50,000 for anticipated contract losses.


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

                         SATCON TECHNOLOGY CORPORATION

NOTE C.  SIGNIFICANT EVENTS


INVESTMENT IN BEACON POWER CORPORATION



    For the six months ended March 31, 2000, the Company did not record a loss from its investment in Beacon Power. For the six months ended March 31, 1999, the Company recorded a loss of $30,000 which represented the additional $30,000 committed investment from December 1998 and the recognition of a portion of the suspended losses from Beacon Power. As of June 22, 1999, the Company's investment in Beacon Power had been reduced to zero, and no additional losses were recorded during the period from June 23, 1999 through March 31, 2000.



    On January 7, 2000, the Company purchased from Beacon Power a convertible promissory note with a principal amount of $200,000. The note bore interest at 12 1/2% per annum and was repaid on February 14, 2000. On February 25, 2000, the Company purchased from Beacon Power a convertible promissory note with a principal amount of $300,000 due and payable on the earlier of (i) the maturity date, as defined (the "Maturity Date"), or (ii) upon the occurrence of an event of default by Beacon Power. The note bears interest at 12 1/2% per annum; provided, that if the note is not repaid in full on or prior to the Maturity Date, the interest rate increases to 15% per annum (the "February 25, 2000 Note"'). Interest on the February 25, 2000 Note is due and payable on the Maturity Date. At March 31, 2000 the Company did not accrue losses up to $300,000 relating to its share of Beacon Power's losses incurred through March 31, 2000, as those amounts, including interest, were repaid on April 27, 2000.


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


                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      MARCH 31,                      MARCH 31,
                                             ---------------------------   -----------------------------
                                                2000           1999            2000            1999
                                             -----------   -------------   -------------   -------------
                                                           (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
Revenue....................................  $ 7,544,427    $ 5,837,220     $12,240,423     $11,499,319
Operating loss.............................  $(1,983,503)   $(1,160,905)    $(4,746,818)    $(1,703,206)
Net loss...................................  $(1,884,309)   $(1,196,622)    $(4,615,871)    $(1,741,696)
Net loss attributable to common
  stockholders.............................  $(4,834,253)   $(1,196,622)    $(7,721,759)    $(1,741,696)
Net loss per share, basic and diluted......       $(0.39)        $(0.12)         $(0.66)         $(0.18)


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

NOTE D.  LOSS PER SHARE

    The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:


                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     MARCH 31,                      MARCH 31,
                                            ---------------------------   -----------------------------
                                               2000           1999            2000            1999
                                            -----------   -------------   -------------   -------------
                                                          (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
Net loss attributable to common
  stockholders............................  $(4,834,253)   $  (866,898)    $(7,402,875)    $(1,171,488)
BASIC:
Common shares outstanding, beginning of
  period..................................   11,309,210      8,978,249       9,529,649       8,990,249
Weighted average common shares issued
  during the period.......................    1,089,287         83,333       2,066,114          41,667
Weighted average shares repurchased during
  the period..............................           --         (2,500)             --         (12,250)
                                            -----------    -----------     -----------     -----------
Weighted average shares
  outstanding--basic......................   12,398,497      9,059,082      11,595,763       9,019,666
                                            ===========    ===========     ===========     ===========
Net loss per weighted average share,
  basic...................................       $(0.39)        $(0.10)         $(0.64)         $(0.13)
                                            ===========    ===========     ===========     ===========
DILUTED:
Weighted average shares
  outstanding--basic......................   12,398,497      9,059,082      11,595,763       9,019,666
Weighted average common stock
  equivalents (a).........................           --             --              --              --
                                            -----------    -----------     -----------     -----------
Weighted average shares
  outstanding--diluted....................   12,398,497      9,059,082      11,595,763       9,019,666
                                            ===========    ===========     ===========     ===========
Net loss per weighted average share,
  diluted.................................       $(0.39)        $(0.10)         $(0.64)         $(0.13)
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
                                                              ==========    ==========

NOTE F.  COMPREHENSIVE LOSS

    The Company's total comprehensive loss is as follows:


                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      MARCH 31,                      MARCH 31,
                                             ---------------------------   -----------------------------
                                                2000           1999            2000            1999
                                             -----------   -------------   -------------   -------------
                                                           (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
Net loss...................................  $(1,884,309)   $  (866,898)    $(4,296,987)    $(1,171,488)
                                             ===========    ===========     ===========     ===========

Other comprehensive income/(loss), net of
  tax:
Unrealized gains/(losses) on securities....           --            961              --          (4,705)
Foreign currency translation adjustment....       (6,862)            --         (19,334)             --
                                             -----------    -----------     -----------     -----------
Other comprehensive income/(loss)..........       (6,862)           961         (19,334)         (4,705)
                                             -----------    -----------     -----------     -----------
Comprehensive loss.........................  $(1,891,171)   $  (865,937)    $(4,316,321)    $(1,176,193)
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

    The Company evaluates performance based on revenue and profit and loss from operations before income taxes, interest income, interest expense, other income and losses and loss from investment in Beacon Power Corporation, excluding the effects of amortization of intangible assets associated with

                         SATCON TECHNOLOGY CORPORATION
acquisitions. Common costs not directly attributable to a particular segment are allocated among segments based on management's estimates.

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
                                               ==========   ==========   ===========   ==========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. The factors include, without limitation, those set forth in Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000, which are expressly incorporated by reference herein.



    The following discussion reflects restatement of our financial statements for the three-month period ended March 31, 1999 and six-month periods ended March 31, 2000 and 1999. The restatement was prompted by the recently completed initial audit of the financial statements of our affiliate, Beacon Power Corporation ("Beacon Power"), and reflects treating certain costs as expenses rather than being included in the value of the net assets of Beacon Power at December 24, 1997. SatCon Technology Corporation (the "Company" or "SatCon") previously had accounted for these costs either as fixed assets or as part of the net assets of Beacon Power. As a result, certain costs previously capitalized in 1996, 1997 and 1998 should have been expensed as incurred, therefore reducing SatCon's investment in Beacon Power by $3.1 million as of December 24, 1997. The adjustments to SatCon's financial statements at December 24, 1997, which represents the date in which the Company began accounting for its investment in Beacon Power under the equity method, consisted of a reduction of $37,000 from current assets, a reduction of $3.0 million from property and equipment and intangible assets and an increase of $73,000 of accrued expenses. There is no cumulative effect of this change on SatCon's stockholders' equity as of March 31, 2000, since SatCon had reduced its investment in Beacon Power to zero.



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



    The results of the Company's operations include $3.1 million loss of Beacon Power from May 8, 1997 to December 24, 1997 under the consolidation method of accounting. As a result of a recapitalization of Beacon Power on December 24, 1997, the Company began accounting for its investment in Beacon Power using the equity method and has included $1.9 million loss of Beacon Power for the period from December 25, 1997 through June 1998, which equaled its initial investment in Beacon Power. In connection with the additional investment by outside third parties on October 23, 1998, the Company committed $30,000 to Beacon Power and, accordingly, recorded a $30,000 loss from its investment in Beacon Power representing a portion of the suspended losses as of October 23, 1998. For the period October 24, 1998 through June 21, 1999, the Company recorded no additional losses of Beacon Power as its investment in Beacon Power had been reduced to zero as of October 23, 1998. In June and August 1999, Beacon received $3.0 million of additional financing commitments, including $1.0 million from the Company. As a result of this additional commitment, the Company has included $1.0 million loss from its investment in Beacon Power representing a portion of the suspended losses as of June 22, 1999. For the period June 23, 1999 through September 30, 1999, the Company recorded no additional losses of Beacon Power as its investment in Beacon Power had been reduced to zero as of June 22, 1999. As of March 31, 2000, the Company has no obligations to provide any additional funding to Beacon.


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

RESULTS OF OPERATIONS


    COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999 (AS
     RESTATED)


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


    LOSS FROM INVESTMENT IN BEACON POWER CORPORATION. For the three months ended March 31, 2000 and 1999 the Company did not record a loss from its investment in Beacon Power. As of September 30, 1998, the Company's remaining initial investment of $1.9 million had been reduced to zero and as of June 22, 1999, the Company's additional $1.0 million investment in Beacon Power had been reduced to zero as a result of the recognition of a portion of the suspended losses in Beacon Power and no additional losses were recorded during the period from June 23, 1999 through March 31, 2000.


    OTHER INCOME (EXPENSE), NET. Other income, net increased to $99,000 from $26,000 of other expense, net. The increase was the result of an increase in cash and cash equivalents being maintained in interest bearing accounts, offset by interest expense associated with capital leases entered into during fiscal year 1999.


    COMPARISON OF SIX MONTHS ENDED MARCH 31, 2000 (AS RESTATED) AND MARCH 31,
     1999 (AS RESTATED)


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


    LOSS FROM INVESTMENT IN BEACON POWER CORPORATION. For the six months ended March 31, 2000, the Company did not record a loss from its investment in Beacon Power. As of September 30, 1998, the Company's remaining initial investment of $1.9 million had been reduced to zero and as of June 22, 1999, the Company's additional $1.0 million investment in Beacon Power had been reduced to zero, as a result of the recognition of a portion of the suspended losses in Beacon Power and no additional losses were recorded during the period from June 23, 1999 through March 31, 2000. During December 1998, the Company committed an additional $30,000 in financing to Beacon Power and accordingly, recorded a $30,000 loss from its investment in Beacon Power representing a portion of its suspended losses from Beacon Power.


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


    Cash used in investing activities during the six months ended March 31, 2000 was $1.1 million as compared to $250,000 in 1999. Net cash used in investing activities during the six months ended March 31, 2000 included capital expenditures of $368,000, an investment in Beacon Power of $333,000 and a loan to Beacon Power for $300,000, which was repaid on April 27, 2000. The Company estimates that it will spend an additional $2.0 million on capital expenditures during the next 12 months primarily at its Advanced Fuel Cell Division to expand its capacity to manufacture its power conversion products. The Company expects these additions will be financed from cash on hand and from lease financing.



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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(A)  EXHIBITS


10.1 Change of Control Letter Agreement, dated March 22, 2000, between the Registrant and Sean F. Moran is incorporated herein by reference to Exhibits to the Registrant's
             Quarterly Report on Form 10-Q for the period ended
             March 31, 2000.

10.2 Demand Promissory Note, dated February 25, 2000, made in favor of the Registrant by Beacon Power Corporation in the amount of $300,000, together with First Amendment to Demand
             Promissory Note, dated March 16, 2000 is incorporated herein by reference to Exhibits to the Registrant's Quarterly
             Report on Form 10-Q for the period ended March 31, 2000.

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


                                                       SATCON TECHNOLOGY CORPORATION

                                                       By:              /s/ SEAN F. MORAN
                                                            -----------------------------------------
                                                              SEAN F. MORAN, CHIEF FINANCIAL OFFICER
                                                               (PRINCIPAL FINANCIAL AND ACCOUNTING
Date: August 18, 2000                                                        OFFICER)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER       EXHIBIT
-------      ------------------------------------------------------------
10.1         Change of Control Letter Agreement, dated March 22, 2000,
             between the Registrant and Sean F. Moran is incorporated
             herein by reference to Exhibits to the Registrant's
             Quarterly Report on Form 10-Q for the period ended
             March 31, 2000.

10.2 Demand Promissory Note, dated February 25, 2000, made in favor of the Registrant by Beacon Power Corporation in the amount of $300,000, together with First Amendment to Demand
             Promissory Note, dated March 16, 2000 is incorporated herein by reference to Exhibits to the Registrant's Quarterly
             Report on Form 10-Q for the period ended March 31, 2000.

27           Financial Data Schedule.

99           Risk Factors are incorporated herein by reference to Exhibit
             99 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000.