Form 10-K/A
period 1999-09-30
SATCON TECHNOLOGY CORP
filed 2000-09-18
CIK 889423

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A


                          AMENDMENT NO. 2 TO FORM 10-K


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


    During 1999, Film Microelectronics, Inc., a manufacturer and producer of custom integrated circuits for the communications, industrial, military and aerospace markets, introduced several new products. The first was a package of uplink electronics for satellite telecommunications systems such as mobile telephone repeater stations. The second set of products were a series of power resistors manufactured with aluminum nitride, Film Microelectronics' solution to eliminating environmentally hazardous beryllium oxide, the substrate commonly used in this past for these products. These resistors are used in several telecommunications products, including cellular telephones. Film Microelectronics was also chosen to design the thin film circuits for new satellite television/internet system for residential and business use. The system is being manufactured and sold through a major electronics manufacturer that also markets a satellite television service. Film Microelectronics also developed a new process for manufacturing radio frequency identification cards.


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


    We expended approximately $726,000, $1,276,000 and $4,055,000 on internally-funded research and development during our years ended September 30, 1999, 1998 and 1997, respectively. During the year ended September 30, 1999, our most concentrated effort was directed toward building the power inverter for a fuel cell on-site power generation system. We continued our development efforts in the electro-optics and sensor inspection systems. In addition, we successfully tested a new version of our "Powersmart" alternator electronics package for Delco Remy International. Beacon Power's 20C1000 cable/telecom flywheel system and the introduction of our ISAM product accounted for the majority of the 1998 and 1997 internally-funded costs.


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


    On October 21, 1999, in connection with an investment, we issued 370,800 shares of our common stock to Mechanical Technology Incorporated. In addition, we issued to Mechanical Technology Incorporated a warrant to purchase 36,000 shares of our common stock at an exercise price of $8.80 per share. This warrant expires on October 21, 2003. In connection with this transaction, we also received a warrant to purchase 108,000 shares of the common stock of Mechanical Technology Incorporated at an exercise price of $12.56 per share, as adjusted to reflect a 3:1 stock split in April 2000, and $2,570,000 in cash. This warrant expires on October 21, 2003. Both the common stock and the warrant were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.


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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


    The selected consolidated financial data set forth below for the year ended September 30, 1999 has been derived from our restated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data set forth below for the year ended September 30, 1998, has been derived from our restated financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected consolidated financial data set forth below for the years ended September 30, 1997, 1996 and 1995 has been derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants. This information should be read in conjunction with the consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.



                                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                             --------------------------------------------------------------
                                                 1999            1998          1997       1996       1995
                                             -------------   -------------   --------   --------   --------
                                             (AS RESTATED)   (AS RESTATED)
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
  Product revenue..........................     $  9,123        $ 7,520      $ 3,728    $    --    $    --
  Funded research and development
    revenue................................        6,355          8,011        8,738      9,385     11,475
                                                --------        -------      -------    -------    -------
  Total revenue............................       15,478         15,531       12,466      9,385     11,475
  Cost of product revenue..................        9,511          5,474        2,683         --         --
                                                --------        -------      -------    -------    -------
  Gross margin.............................        5,967         10,057        9,783      9,385     11,475
                                                --------        -------      -------    -------    -------
  Research and development expenses........        6,554          6,794       11,443      8,213     11,431
  Selling, general and administrative
    expenses...............................        8,819          4,523        6,198      5,569      2,512
  Amortization of intangibles..............          371            291          120         --         --
                                                --------        -------      -------    -------    -------
  Total operating expenses.................       15,744         11,608       17,761     13,782     13,943
                                                --------        -------      -------    -------    -------
  Operating loss...........................       (9,777)        (1,551)      (7,978)    (4,397)    (2,468)
  Loss from Beacon Power Corporation.......       (4,341)        (3,473)          --         --         --
  Other income (expense), net..............         (224)           170          269        464        451
                                                --------        -------      -------    -------    -------
  Net loss before income taxes.............      (14,342)        (4,854)      (7,709)    (3,933)    (2,017)
  Provision/(benefit) for income taxes.....           --              4           --       (144)      (807)
                                                --------        -------      -------    -------    -------
  Net loss.................................      (14,342)        (4,858)      (7,709)    (3,789)    (1,210)
  Accretion of redeemable convertible
    preferred stock discount...............          (51)            --           --         --         --
                                                --------        -------      -------    -------    -------
  Net loss attributable to common
    stockholders...........................     $(14,393)       $(4,858)     $(7,709)   $(3,789)   $(1,210)
                                                ========        =======      =======    =======    =======
  Net loss per share, basic and diluted....     $  (1.57)       $ (0.54)     $ (0.97)   $ (0.52)   $ (0.17)
                                                ========        =======      =======    =======    =======
  Weighted average number of common shares,
    basic and diluted......................        9,176          8,957        7,959      7,286      7,080
                                                ========        =======      =======    =======    =======



                                                                    AS OF SEPTEMBER 30,
                                               --------------------------------------------------------------
                                                   1999            1998          1997       1996       1995
                                               -------------   -------------   --------   --------   --------
                                               (AS RESTATED)   (AS RESTATED)
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA
Cash and cash equivalents....................      $2,533          $1,202       $4,257     $3,771     $2,188
Total assets.................................      17,815          16,689       18,219     16,354     19,793
Working capital..............................       7,714           7,905       10,595     11,011     15,616
Liabilities transferred to Beacon Power
  Corporation................................          --           1,564           --         --         --
Long-term debt, net of current portion.......          34             221          323         --         --
Contingent obligation to Class D preferred
  stockholders of Beacon Power Corporation...       5,309              --           --         --         --
Redeemable convertible preferred stock.......       4,894              --           --         --         --
Stockholders' equity.........................       4,421          12,372       15,589     15,175     18,753

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)



    Our financial statements for fiscal years 1998 and 1999 have been restated. We have determined that the recapitalization of Beacon Power Corporation on December 24, 1997 did not qualify as a divestiture of a subsidiary for accounting purposes in accordance with SEC Staff Accounting Bulletin
No. 30/Topic 5E (SAB 30) "Accounting for Divestiture of a Subsidiary or Other Business Operation" as we have not transferred the risk and other incidents of ownership of Beacon Power with sufficient certainty. In accordance with SAB 30, we have included 100% of Beacon Power's net loss in our statement of operations from December 24, 1997 to May 1999 in a manner similar to the equity method of accounting and have included the assets and liabilities transferred to Beacon Power as separate components in our September 30, 1998 balance sheet. In June 1999 in connection with a bridge note financing at Beacon Power, the Company determined that risks and other incidents of ownership of Beacon Power had passed with sufficient certainty to other investors and we began accounting for our investment in Beacon Power under the equity method of accounting. We have recorded the face value of and cumulative dividends on Beacon Power's Class D preferred stock issued on October 23, 1998 as an additional investment in Beacon Power. Beacon Power's Class D preferred stockholders have the right to require us to purchase their shares of Class D preferred stock in certain events. While we currently believe that the Class D preferred stockholders will not exercise this right, we have recorded the face value and the cumulative dividends as a liability.



    The financial statements reflect the following changes:



    - Our share of Beacon Power's net loss for fiscal 1998 and 1999 increased by $1.6 million and $3.3 million, respectively.



    - As of September 30, 1998, we wrote off all of our advances to Beacon Power of $596,000 and recorded the assets and liabilities transferred to Beacon Power of $577,000 and $1.6 million, respectively.



    - As of September 30, 1999, we recorded our net investment balance in Beacon Power of $415,000 and our contingent obligation to the Class D preferred stockholders of Beacon Power of $5.3 million.



    The effect of these changes on the reported net loss attributable to common stockholders for each period is as follows:



                                                              AS RESTATED   AS REPORTED   INCREASE
                                                              -----------   -----------   --------
                                                                        ($ IN THOUSANDS)
Net loss attributable to common stockholders for the year
  ended September 30, 1998..................................   $ (4,858)      $ (3,274)    $1,584
Net loss attributable to common stockholders for the year
  ended September 30, 1999..................................    (14,393)       (11,082)     3,311
                                                                                           ------
Cumulative effect of change at September 30, 1999...........                               $4,895
                                                                                           ======



    The financial statements for fiscal 1997, 1998 and 1999 had previously been restated in connection with the initial audit of Beacon Power. For a discussion of that restatement, see Management's Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and notes thereto included in our Amendment No. 1 to the Annual Report on Form 10-K as filed on August 15, 2000. The as reported financial information presented here includes the effects of the August 15, 2000 restatement.



    See Note A to our consolidated financial statements for additional discussion of these restatements.

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


    The results of our operations include $3.1 million loss of Beacon Power from May 8, 1997 to December 24, 1997 under the consolidation method of accounting. On December 24, 1997, we began accounting for our investment in Beacon Power in accordance with SAB 30 and have included 100% of Beacon Power's $7.1 million loss for the period from December 25, 1997 through May 1999 in a manner similar to the equity method of accounting, at which time our initial investment of $1.9 million and the additional deemed investment of $4.8 million and accrued dividends of $410,000 had been written down to zero. In June 1999, we committed up to $1.0 million of additional financing to Beacon Power, representing a minority share of a funding commitment received by Beacon Power and we began accounting for our investment in Beacon Power under the equity method of accounting and have included in our results through September 30, 1999 our share of Beacon Power's losses of $734,000. At September 30, 1999, the carrying value of our investment in Beacon Power was $415,000, our funding commitment to Beacon Power was $333,000 and our contingent obligation to Beacon Power's Class D preferred stockholders was $5.3 million. We will continue to record additional losses from Beacon Power to the extent of additional dividends accrued on the contingent obligation to the Class D preferred stockholders of Beacon Power.


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


    We have incurred significant costs to develop our technology and products. These costs have exceeded total revenues. As a result, we have incurred net losses in each of the past five fiscal years. As of September 30, 1999, we had an accumulated deficit of $30.3 million (as restated). We intend to significantly increase our capital expenditures and operating expenses to rapidly expand our manufacturing capabilities and for general corporate purposes, including product development activities, sales and marketing and administrative activities. Because we expect to continue to invest in our business ahead of anticipated future revenues, we expect to incur operating losses for at least the next two years.


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


    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased $240,000 or 4% from $6.8 million to $6.6 million. The decrease was the result of accounting for our investment in Beacon Power as of December 24, 1997 in accordance with SAB 30 and thus no longer including Beacon Power's research and development expenses in our results. In 1998, we included $1.2 million of Beacon Power's research and development expenses in our results through December 24, 1997, at which time we began accounting for our investment in Beacon Power in accordance with SAB 30. This decrease was partially offset by an increase in our effort to develop distributed power conversion systems and other internal research and development programs.



    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.3 million or 95% from $4.5 million to $8.8 million. This increase was primarily due to $2.2 million of non-cash, stock-based compensation expense related to the issuance of stock options and warrants to consultants in 1999, $1.0 million of additional reserves for unbilled contract costs and fees and accounts receivable and $800,000 in costs for facilities and staffing in an effort to meet expected growth and demand for our products.



    AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased $80,000 or 27% from $291,000 to $371,000. This increase was the result of the acquisition of Inductive and Lighthouse in January 1999.



    LOSS FROM BEACON POWER CORPORATION. Loss from Beacon Power increased $868,000 or 25% from $3.5 million to $4.3 million. As of December 24, 1997, we began accounting for our investment in Beacon Power in accordance with SAB 30 and we have included 100% of Beacon Power's net loss of $3.5 million in our results during the year ended September 30, 1998 in a manner similar to the equity method of accounting. During 1999, we continued to account for our investment in Beacon Power in accordance with SAB 30 until May 1999 and have included $3.6 million of Beacon Power's net loss in our results during that period. In June 1999, we began accounting for our investment in Beacon Power under the equity method of accounting and have recorded an additional $734,000 of our share of losses from Beacon Power during 1999.


    OTHER INCOME (EXPENSE), NET. Other expense, net increased to $224,000 from $170,000 of other income, net as a result of increased interest expense and decreased interest income.


    FISCAL YEAR ENDED SEPTEMBER 30, 1998 (AS RESTATED) COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1997



    PRODUCT REVENUE. Product revenue increased by $3.8 million or 102% from $3.7 million to $7.5 million. The increase in product revenue was primarily due to the impact of recording a full year of revenue in 1998 for Magmotor and Film Microelectronics versus recording less than a full year of revenue during 1997.


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

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased $4.6 million or 41% from $11.4 million to $6.8 million. During 1997, we expensed $4.3 million of product development costs related to Beacon Power's flywheel system and the Integrated Suspension and Motor System (ISAM) products. In December 1997, we began accounting for our investment in Beacon Power in accordance with SAB 30 and only included $1.2 million of Beacon Power's research and development expenses in our fiscal year 1998 results.



    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $1.7 million or 27% from $6.2 million to $4.5 million. During 1997, we established a reserve of $500,000 for expenses, primarily lease cancellation costs relating to the consolidation of our Tucson Space division into our Technology Center. In 1997, we also included
$1.1 million of selling, general and administrative expense of Beacon Power in our results. In December 1997, we began accounting for our investment in Beacon Power in accordance with SAB 30 and only included $39,000 of Beacon Power's selling, general and administrative expenses in our fiscal year 1998 results.



    AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased $171,000 or 143% from $120,000 to $291,000. The increase was the result of a full year of goodwill amortization in connection with the acquisitions of Magmotor and Film Microelectronics.



    LOSS FROM BEACON POWER CORPORATION. As of December 24, 1997, we began accounting for our investment in Beacon Power in accordance with SAB 30 and we have included 100% of Beacon Power's net loss of $3.5 million in our results during the year ended September 30, 1998 in a manner similar to the equity method of accounting.


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

                                                 THREE MONTHS ENDED
                            -------------------------------------------------------------
                              SEPT. 30,       JUNE 30,        MAR. 31,        DEC. 31,
                                1999            1999            1999            1998
                            -------------   -------------   -------------   -------------
                            (AS RESTATED)   (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
  DATA
  Product revenue.........     $ 2,733         $ 2,623         $ 1,772         $ 1,995
  Funded research and
    development revenue...       1,266           1,469           1,890           1,730
                               -------         -------         -------         -------
  Total revenue...........       3,999           4,092           3,662           3,725
  Cost of product
    revenue...............       2,784           3,288           1,915           1,524
                               -------         -------         -------         -------
  Gross margin............       1,215             804           1,747           2,201
                               -------         -------         -------         -------
  Research and development
    expenses..............       1,526           2,136           1,465           1,428
  Selling, general and
    administrative
    expenses..............       1,624           5,176           1,029             990
  Amortization of
    intangibles...........          98             101              94              78
                               -------         -------         -------         -------
  Total operating
    expenses..............       3,248           7,413           2,588           2,496
                               -------         -------         -------         -------
  Operating (loss)
    income................      (2,033)         (6,609)           (841)           (295)
  Loss from Beacon Power
    Corporation...........        (512)         (1,006)         (1,383)         (1,440)
  Other income (expense),
    net...................         (31)           (186)            (26)             20
                               -------         -------         -------         -------
  Net loss before income
    taxes.................      (2,576)         (7,801)         (2,250)         (1,715)
  Provision for income
    taxes.................          --              --              --              --
                               -------         -------         -------         -------
  Net loss................      (2,576)         (7,801)         (2,250)         (1,715)
  Accretion of redeemable
    convertible preferred
    stock discount........         (51)             --              --              --
                               -------         -------         -------         -------
  Net loss attributable to
    common stockholders...     $(2,627)        $(7,801)        $(2,250)        $(1,715)
                               =======         =======         =======         =======
  Net loss per share,
    basic and diluted.....     $ (0.28)        $ (0.85)        $ (0.25)        $ (0.19)
                               =======         =======         =======         =======
  Weighted average number
    of common shares,
    basic and diluted.....       9,488           9,177           9,059           8,980
                               =======         =======         =======         =======

                                            THREE MONTHS ENDED
                            ---------------------------------------------------
                              SEPT. 30,       JUNE 30,      MAR. 31,   DEC. 31,
                                1998            1998          1998       1997
                            -------------   -------------   --------   --------
                            (AS RESTATED)   (AS RESTATED)
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
  DATA
  Product revenue.........     $ 2,077         $ 1,787      $ 1,940    $ 1,716
  Funded research and
    development revenue...       1,743           1,857        2,386      2,025
                               -------         -------      -------    -------
  Total revenue...........       3,820           3,644        4,326      3,741
  Cost of product
    revenue...............       1,887             917        1,348      1,322
                               -------         -------      -------    -------
  Gross margin............       1,933           2,727        2,978      2,419
                               -------         -------      -------    -------
  Research and development
    expenses..............       1,001           1,515        1,726      2,552
  Selling, general and
    administrative
    expenses..............       1,133           1,112        1,163      1,115
  Amortization of
    intangibles...........          78              75           83         55
                               -------         -------      -------    -------
  Total operating
    expenses..............       2,212           2,702        2,972      3,722
                               -------         -------      -------    -------
  Operating (loss)
    income................        (279)             25            6     (1,303)
  Loss from Beacon Power
    Corporation...........      (1,099)         (1,294)      (1,080)        --
  Other income (expense),
    net...................          27              37           53         53
                               -------         -------      -------    -------
  Net loss before income
    taxes.................      (1,351)         (1,232)      (1,021)    (1,250)
  Provision for income
    taxes.................           4              --           --         --
                               -------         -------      -------    -------
  Net loss................      (1,355)         (1,232)      (1,021)    (1,250)
  Accretion of redeemable
    convertible preferred
    stock discount........          --              --           --         --
                               -------         -------      -------    -------
  Net loss attributable to
    common stockholders...     $(1,355)        $(1,232)     $(1,021)   $(1,250)
                               =======         =======      =======    =======
  Net loss per share,
    basic and diluted.....     $ (0.15)        $ (0.14)     $ (0.11)   $ (0.14)
                               =======         =======      =======    =======
  Weighted average number
    of common shares,
    basic and diluted.....       9,008           9,019        8,955      8,845
                               =======         =======      =======    =======


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


    On October 23, 1998, we granted the purchasers of Beacon Power's Class D redeemable preferred stock the right to cause us under certain circumstances to purchase all of Beacon Power's shares of Class D redeemable preferred stock issued to those purchasers and upon exercise of this put right, we must pay $4.8 million plus cumulative dividends at 12.5% per year since October 23, 1998 through May 22, 2000 and 6% per year thereafter in our common stock. We have recorded as of September 30, 1999, the face value of the put right of $4.8 million plus cumulative dividends of $559,000 as a liability. If the put right is exercised, we would reclassify the value of the contingent obligation to Beacon Power's Class D preferred stockholders to common stock and additional paid in capital.


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


    On October 23, 1998, we granted the purchasers of Beacon Power's Class D redeemable preferred stock the right to cause us, under circumstances described below, to purchase all of Beacon Power's shares of Class D redeemable preferred stock issued to those purchasers and, upon exercise of this "put right," we must pay $4,750,000 plus cumulative dividends at 12.5% per year since October 23, 1998 through May 22, 2000 and 6% per year thereafter in our common stock, valued at the average fair value for the fifteen trading days before and after notice of exercise of the put right. The put right is exercisable within sixty days of the second, third, forth and fifth anniversary of the closing date of the transaction, upon certain events of bankruptcy of Beacon Power and upon the occurrence of certain going private transactions involving us. The put right will terminate, if not previously exercised, on the earlier of (i) October 23, 2003, (ii) upon the listing of Beacon Power's common stock on the New York Stock Exchange or the Nasdaq National Market, or (iii) with respect to put rights resulting from an event described above, 100 days after the purchasers receive written notice from us requesting that the purchasers either exercise or waive their put rights resulting from that event. If the put right is exercised, we would record the value of the contingent obligation to the Class D preferred stockholders as additional paid in capital.


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

RECENT ACCOUNTING PRONOUNCEMENTS


    In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 (SFAS No. 137), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. We will adopt SFAS No. 133 beginning in the first quarter of the fiscal year ending
September 30, 2001. Upon adoption of SFAS No. 133, we will be required to record any unrealized gains or losses on the fair value of our investment in derivatives in our results of operations. Adoption of SFAS No. 133 is not currently expected to have a material impact to our consolidated financial position, results of operations or cash flows.


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

    The following table summarizes derivative financial instruments included in marketable securities held by us at September 30, 1998, which are sensitive to changes in interest rates:

                                       FOR THE YEARS ENDED SEPTEMBER 30,
                              ----------------------------------------------------                TOTAL FACE   TOTAL FAIR
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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS


                                                                PAGE
                                                              --------
PART I: RESTATED FINANCIAL STATEMENTS OF SATCON TECHNOLOGY
  CORPORATION

Report of Independent Public Accountants....................     20

Report of Independent Accountants...........................     21

Consolidated Financial Statements:
  Consolidated Balance Sheets as of September 30, 1999 and
    1998....................................................     22
  Consolidated Statements of Operations for the Years Ended
    September 30, 1999, 1998,
    and 1997................................................     23
  Consolidated Statements of Changes in Stockholders' Equity
    for the Years Ended
    September 30, 1999, 1998, and 1997......................     24
  Consolidated Statements of Cash Flows for the Years Ended
    September 30, 1999, 1998,
    and 1997................................................     25
  Notes to Consolidated Financial Statements................     26

Schedule II: Valuation and Qualifying Accounts for the Years
  Ended
  September 30, 1999, 1998, and 1997........................     52

PART II: FINANCIAL STATEMENTS OF BEACON POWER CORPORATION

Independent Auditor's Report................................     53
Financial Statements:
  Balance Sheets as of December 31, 1999 and 1998...........     54
  Statements of Operations for the Years Ended December 31,
    1999 and 1998, for the Period from May 8, 1997 (Date of
    Inception) to December 31, 1997 and for the Period from
    May 8, 1997 (Date of Inception) to December 31, 1999....     55
  Statements of Stockholders' Deficiency for the Years Ended
    December 31, 1999 and 1998 and for the Period from
    May 8, 1997 (Date of Inception) to December 31, 1997....     56
  Statements of Cash Flows for the Years Ended December 31,
    1999 and 1998, for the Period from May 8, 1997 (Date of
    Inception) to December 31, 1997 and for the Period from
    May 8, 1997 (Date of Inception) to December 31, 1999....     57
  Notes to Financial Statements.............................     58

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

                                          /s/ ARTHUR ANDERSEN LLP


Boston, Massachusetts
December 27, 1999
(except with respect to the
matter discussed in Note A, for which
the date is September 11, 2000)

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Of SatCon Technology Corporation:



    In our opinion, the consolidated balance sheet as of September 30, 1998 and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows for each of the two years in the period ended September 30, 1998 present fairly, in all material respects, the financial position, results of operations and cash flows of SatCon Technology Corporation and its subsidiaries at September 30, 1998 and for each of the two years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule for the years ended September 30, 1998 and 1997 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of SatCon Technology Corporation for any period subsequent to September 30, 1998.



    As discussed in Note A, the accompanying consolidated financial statements for the year ended September 30, 1998 reflect revised accounting for the recapitalization of Beacon Power Corporation.


                                          /s/ PRICEWATERHOUSECOOPERS LLP


Boston, Massachusetts
December 17, 1998,
except to the restatement described in Note A, as to which the date is September 11, 2000

                         SATCON TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                 (AS RESTATED)



                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 2,533,072   $ 1,201,610
  Marketable securities.....................................           --       657,431
  Accounts receivable, net of allowance of $386,686 and
    $51,836 at September 30, 1999 and 1998, respectively....    2,799,143     3,347,405
  Unbilled contract costs and fees, net of allowance of
    $746,121 and $57,611 at September 30, 1999 and 1998,
    respectively............................................    1,462,201     1,196,318
  Inventory.................................................    3,697,972     3,678,067
  Prepaid expenses and other current assets.................      349,070       338,017
                                                              -----------   -----------
      Total current assets..................................   10,841,458    10,418,848
Assets transferred to Beacon Power Corporation..............           --       576,786
Investment in Beacon Power Corporation......................      414,729            --
Property and equipment, net.................................    3,260,632     2,677,786
Intangibles, net............................................    3,194,609     2,967,988
Other long-term assets......................................      103,675        47,332
                                                              -----------   -----------
        Total assets........................................  $17,815,103   $16,688,740
                                                              ===========   ===========
  LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                    STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,563,605   $ 1,447,897
  Accrued payroll and payroll related expenses..............      479,888       352,701
  Deferred revenue..........................................      113,179       197,930
  Funding commitment to Beacon Power Corporation............      333,333            --
  Other accrued expenses....................................      620,874       368,252
  Current portion of long-term debt.........................       16,226       146,594
                                                              -----------   -----------
      Total current liabilities.............................    3,127,105     2,513,374
Liabilities transferred to Beacon Power Corporation.........           --     1,564,152
Long-term debt, net of current portion......................       33,871       221,462
Other long-term liabilities.................................       29,735        17,747
Commitments and contingencies (Note I)
Contingent obligation to Class D preferred stockholders of
  Beacon Power Corporation..................................    5,309,115            --
Redeemable convertible preferred stock......................    4,894,112            --
Stockholders' equity:
  Preferred stock; $.01 par value, 1,000,000 shares
    authorized; 8,000 shares series A redeemable convertible
    preferred stock issued and outstanding at September 30,
    1999 and none issued and outstanding at September 30,
    1998....................................................           --            --
  Common stock, $.01 par value, 20,000,000 shares
    authorized; 9,617,009 and 9,018,549 shares issued at
    September 30, 1999 and 1998, respectively...............       96,170        90,185
  Additional paid-in capital................................   37,074,161    28,377,718
  Common stock held in escrow, at market value; 42,860 and 0
    shares at September 30, 1999 and 1998, respectively.....     (428,600)           --
  Amounts receivable from exercise of stock options.........   (1,816,667)           --
  Accumulated deficit.......................................  (30,254,195)  (15,912,442)
  Net unrealized losses on marketable securities, net of tax
    effect..................................................           --       (10,380)
  Treasury stock, at cost; 44,500 and 28,300 shares at
    September 30, 1999 and 1998, respectively...............     (249,704)     (173,076)
                                                              -----------   -----------
      Total stockholders' equity............................    4,421,165    12,372,005
                                                              -----------   -----------
        Total liabilities, redeemable convertible preferred
        stock and stockholders' equity......................  $17,815,103   $16,688,740
                                                              ===========   ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION


                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             FOR THE YEARS ENDED SEPTEMBER 30,
                                                        -------------------------------------------
                                                            1999            1998
                                                        (AS RESTATED)   (AS RESTATED)      1997
                                                        -------------   -------------   -----------
Product revenue.......................................  $  9,122,498     $ 7,520,188    $ 3,728,042
Funded research and development revenue...............     6,355,383       8,010,735      8,738,293
                                                        ------------     -----------    -----------
Total revenue.........................................    15,477,881      15,530,923     12,466,335
Cost of product revenue...............................     9,510,941       5,474,067      2,683,389
                                                        ------------     -----------    -----------
Gross margin..........................................     5,966,940      10,056,856      9,782,946
                                                        ------------     -----------    -----------
Research and development expenses.....................     6,554,464       6,793,634     11,442,465
Selling, general and administrative expenses..........     8,818,706       4,523,424      6,197,951
Amortization of intangibles...........................       371,087         290,957        120,467
                                                        ------------     -----------    -----------
Total operating expenses..............................    15,744,257      11,608,015     17,760,883
                                                        ------------     -----------    -----------
Operating loss........................................    (9,777,317)     (1,551,159)    (7,977,937)
Loss from Beacon Power Corporation....................    (4,340,567)     (3,472,438)            --
Other losses..........................................      (150,464)             --             --
Interest income.......................................        42,287         179,861        283,131
Interest expense......................................      (115,692)        (10,206)       (13,933)
                                                        ------------     -----------    -----------
Net loss before income taxes..........................   (14,341,753)     (4,853,942)    (7,708,739)
Provision for income taxes............................            --           3,872             --
                                                        ------------     -----------    -----------
Net loss..............................................   (14,341,753)     (4,857,814)    (7,708,739)
Accretion of redeemable convertible preferred stock
  discount............................................       (50,904)             --             --
                                                        ------------     -----------    -----------
Net loss attributable to common stockholders..........  $(14,392,657)    $(4,857,814)   $(7,708,739)
                                                        ============     ===========    ===========
Net loss per share, basic and diluted.................  $      (1.57)    $      (.54)   $      (.97)
                                                        ============     ===========    ===========
Weighted average number of common shares, basic and
  diluted.............................................     9,176,041       8,956,671      7,959,309
                                                        ============     ===========    ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION


                           CONSOLIDATED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY



  FOR THE YEARS ENDED SEPTEMBER 30, 1999 (AS RESTATED), 1998 (AS RESTATED) AND
                                      1997


                                                                                                  AMOUNTS
                                                                                                 RECEIVABLE
                                                                        COMMON      COMMON          FROM
                                                         ADDITIONAL     SHARES       STOCK      EXERCISE OF
                                   COMMON      COMMON      PAID-IN     HELD IN      HELD IN        STOCK       ACCUMULATED
                                   SHARES      STOCK       CAPITAL      ESCROW      ESCROW        OPTIONS        DEFICIT
                                 ----------   --------   -----------   --------   -----------   ------------   ------------
Balance, September 30, 1996....   7,359,074   $73,591    $18,487,209        --             --             --   $ (3,345,889)
Net loss.......................          --        --             --        --             --             --     (7,708,739)
Exercise of stock options......     161,934     1,619        408,390        --             --             --             --
Change in net unrealized losses
  on marketable securities.....          --        --             --        --             --             --             --
Stock issued in acquisition....     450,000     4,500      2,871,750        --             --             --             --
Securities purchase
  agreement....................     798,138     7,981      4,809,251        --             --             --             --
                                 ----------   -------    -----------    ------    -----------   ------------   ------------
Balance, September 30, 1997....   8,769,146   $87,691    $26,576,600        --             --             --   $(11,054,628)
Net loss.......................          --        --             --        --             --             --     (4,857,814)
Exercise of stock options......     100,266     1,003        580,736        --             --             --             --
Exercise of warrants...........     149,137     1,491      1,220,382        --             --             --             --
Treasury stock purchased.......          --        --             --        --             --             --             --
Change in net unrealized losses
  on marketable securities.....          --        --             --        --             --             --             --
                                 ----------   -------    -----------    ------    -----------   ------------   ------------
Balance, September 30, 1998....   9,018,549   $90,185    $28,377,718        --             --             --   $(15,912,442)
Net loss.......................          --        --             --        --             --             --    (14,341,753)
Exercise of stock options......     455,600     4,556      3,173,445        --             --     (1,816,667)            --
Treasury stock purchased.......          --        --             --        --             --             --             --
Common stock issued in
  acquisitions.................     100,000     1,000        567,800        --             --             --             --
Common stock issued in
  connection with settlement
  agreement which is held in
  escrow.......................      42,860       429        189,762    42,860       (190,191)            --             --
Compensation expense related to
  stock options and warrants
  issued to
  non-employees................          --        --      2,208,639        --             --             --             --
Valuation adjustment for common
  stock held in escrow.........          --        --        238,409        --       (238,409)            --             --
Warrants issued in connection
  with the
  sale of redeemable preferred
  stock........................          --        --      2,369,292        --             --             --             --
Change in net unrealized losses
  on marketable securities.....          --        --             --        --             --             --             --
Accretion of redeemable
  convertible
  preferred stock discount.....          --        --        (50,904)       --             --             --             --
                                 ----------   -------    -----------    ------    -----------   ------------   ------------
Balance, September 30, 1999....   9,617,009   $96,170    $37,074,161    42,860    $  (428,600)  $ (1,816,667)  $(30,254,195)
                                 ==========   =======    ===========    ======    ===========   ============   ============


                                    NET
                                 UNREALIZED
                                  LOSS ON                                TOTAL
                                 MARKETABLE   TREASURY   TREASURY    STOCKHOLDERS'
                                 SECURITIES    SHARES      STOCK        EQUITY
                                 ----------   --------   ---------   -------------
Balance, September 30, 1996....   $(39,935)        --           --   $ 15,174,976
Net loss.......................         --         --           --     (7,708,739)
Exercise of stock options......         --         --           --        410,009
Change in net unrealized losses
  on marketable securities.....     19,720         --           --         19,720
Stock issued in acquisition....         --         --           --      2,876,250
Securities purchase
  agreement....................         --         --           --      4,817,232
                                  --------     ------    ---------   ------------
Balance, September 30, 1997....   $(20,215)        --           --   $ 15,589,448
Net loss.......................         --         --           --     (4,857,814)
Exercise of stock options......         --         --           --        581,739
Exercise of warrants...........         --         --           --      1,221,873
Treasury stock purchased.......         --     28,300    $(173,076)      (173,076)
Change in net unrealized losses
  on marketable securities.....      9,835         --           --          9,835
                                  --------     ------    ---------   ------------
Balance, September 30, 1998....   $(10,380)    28,300    $(173,076)  $ 12,372,005
Net loss.......................         --         --           --    (14,341,753)
Exercise of stock options......         --         --           --      1,361,334
Treasury stock purchased.......         --     16,200      (76,628)       (76,628)
Common stock issued in
  acquisitions.................         --         --           --        568,800
Common stock issued in
  connection with settlement
  agreement which is held in
  escrow.......................         --         --           --             --
Compensation expense related to
  stock options and warrants
  issued to
  non-employees................         --         --           --      2,208,639
Valuation adjustment for common
  stock held in escrow.........         --         --           --             --
Warrants issued in connection
  with the
  sale of redeemable preferred
  stock........................         --         --           --      2,369,292
Change in net unrealized losses
  on marketable securities.....     10,380         --           --         10,380
Accretion of redeemable
  convertible
  preferred stock discount.....         --         --           --        (50,904)
                                  --------     ------    ---------   ------------
Balance, September 30, 1999....         --     44,500     (249,704)  $  4,421,165
                                  ========     ======    =========   ============


    The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION


                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                   FOR THE YEARS ENDED SEPTEMBER 30,
                                                              -------------------------------------------
                                                                  1999            1998
                                                              (AS RESTATED)   (AS RESTATED)      1997
                                                              -------------   -------------   -----------
Cash flows from operating activities:
  Net loss..................................................  $(14,341,753)    $(4,857,814)   $(7,708,739)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization.......................     1,013,037         625,976        969,010
        Allowance for unbilled contract costs and fees......       688,510         (19,065)       697,968
        Allowance for doubtful accounts.....................       334,850         (94,424)        28,324
        Allowance for inventory.............................       870,021        (549,765)       758,541
        Loss from Beacon Power Corporation..................     4,340,567       3,472,438             --
        Loss on sale of marketable securities...............        87,535              --             --
        Write-off impaired assets...........................       255,544          50,104      2,593,558
        Compensation expense related to issuance of stock
        options and warrants to non-employees...............     2,208,639              --             --
        Changes in operating assets and liabilities, net of
        effects of acquisitions:
          Accounts receivable...............................        89,858        (301,909)       535,797
          Unbilled contract costs and fees..................      (954,393)        532,573       (749,462)
          Prepaid expenses and other assets.................        31,455          (8,529)        62,174
          Inventory.........................................      (601,120)     (1,550,819)    (1,161,843)
          Other assets......................................       517,402        (607,245)       212,339
          Accounts payable..................................            72         647,689       (385,868)
          Accrued costs for consolidation of facilities.....            --        (398,000)       498,000
          Accrued expenses and payroll......................       (98,163)        106,939     (1,396,970)
          Other liabilities.................................       (72,763)          6,802             --
                                                              ------------     -----------    -----------
    Total adjustments.......................................     8,711,051       1,912,765      2,661,568
                                                              ------------     -----------    -----------
Net cash used in operating activities.......................    (5,630,702)     (2,945,049)    (5,047,171)
                                                              ------------     -----------    -----------
Cash flows from investing activities:
  Purchases of marketable securities........................            --              --       (600,000)
  Sales and maturities of marketable securities.............       580,144       1,340,609      2,079,064
  Patent and intangible expenditures........................      (102,227)       (431,526)      (150,534)
  Deferred financing fees...................................            --              --         56,313
  Capital expenditures......................................      (220,416)       (601,331)      (931,229)
  Acquisitions, net of cash acquired........................      (995,876)             --       (112,986)
  Investment in Beacon Power Corporation....................      (696,667)     (2,007,508)            --
                                                              ------------     -----------    -----------
Net cash (used in) provided by investing activities.........    (1,435,042)     (1,699,756)       340,628
                                                              ------------     -----------    -----------
Cash flows from financing activities:
  Repayment of borrowings...................................      (100,000)        (40,625)       (35,119)
  Borrowings under line of credit...........................     2,657,234              --             --
  Repayment of borrowings under line of credit..............    (2,657,234)             --             --
  Proceeds from issuance of redeemable convertible preferred
    stock...................................................     7,212,500              --             --
  Proceeds from issuance of common stock....................            --              --      4,817,232
  Proceeds from exercise of stock options...................     1,361,334         581,739        410,009
  Proceeds from exercise of warrants........................            --       1,221,873             --
  Purchase of treasury stock................................       (76,628)       (173,076)            --
                                                              ------------     -----------    -----------
Net cash provided by financing activities...................     8,397,206       1,589,911      5,192,122
                                                              ------------     -----------    -----------
Net increase/(decrease) in cash and cash equivalents........     1,331,462      (3,054,894)       485,579
Cash and cash equivalents at beginning of year..............     1,201,610       4,256,504      3,770,925
                                                              ------------     -----------    -----------
Cash and cash equivalents at end of year....................  $  2,533,072     $ 1,201,610    $ 4,256,504
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



    RESTATEMENT



    The financial statements for fiscal years 1998 and 1999 have been restated. The Company has determined that the recapitalization of Beacon Power Corporation on December 24, 1997 did not qualify as a divestiture of a subsidiary for accounting purposes in accordance with SEC Staff Accounting Bulletin
No. 30/Topic 5E (SAB 30) "Accounting for Divestiture of a Subsidiary or Other Business Operation" as the Company had not transferred the risk and other incidents of ownership of Beacon Power with sufficient certainty. In accordance with SAB 30, the Company has included 100% of Beacon Power's net loss in its statements of operations from December 24, 1997 to May 1999 in a manner similar to the equity method of accounting and has included the assets and liabilities transferred to Beacon Power as separate components in its September 30, 1998 balance sheet. In June 1999 in connection with a bridge note financing at Beacon Power, the Company determined that the risks and other incidents of ownership of Beacon Power had passed with sufficient certainty to other investors and the Company began accounting for its investment in Beacon Power under the equity method of accounting. The Company has recorded the face value of and cumulative dividends on Beacon Power's Class D preferred stock issued on October 23, 1998 as an additional investment in Beacon Power. As more fully discussed in Note F, the Class D preferred stockholders have the right to require the Company to purchase their shares of Class D preferred stock in certain events. While the Company currently believes that the Class D preferred stockholders will not exercise this right, the Company has recorded the face value and the cumulative dividends as a liability.



    The accompanying financial statements reflect the following changes:



    - The Company's share of Beacon Power's net loss for fiscal 1998 and 1999 increased by $1,583,819 and $3,310,567, respectively.



    - As of September 30, 1998, the Company wrote off all of its advances to Beacon Power of $596,453 and recorded the assets and liabilities transferred to Beacon Power of $576,786 and $1,564,152, respectively.

                         SATCON TECHNOLOGY CORPORATION

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    - As of September 30, 1999, the Company recorded its net investment balance in Beacon Power of $414,729 and its contingent obligation to the Class D preferred stockholders of Beacon Power of $5,309,115.



    The as restated and as reported consolidated statements of operations data and consolidated balance sheet data follows:



CONSOLIDATED STATEMENTS OF OPERATIONS DATA:



                                                                  FOR THE YEAR ENDED
                                                                  SEPTEMBER 30, 1999
                                                              ---------------------------
                                                              AS RESTATED    AS REPORTED
                                                              ------------   ------------
Loss from Beacon Power Corporation..........................  $ (4,340,567)  $ (1,030,000)
Net loss....................................................   (14,341,753)   (11,031,186)
Net loss attributable to common stockholders................   (14,392,657)   (11,082,090)
Net loss per share, basic and diluted.......................         (1.57)         (1.21)



                                                                  FOR THE YEAR ENDED
                                                                  SEPTEMBER 30, 1998
                                                              ---------------------------
                                                              AS RESTATED    AS REPORTED
                                                              ------------   ------------
Loss from Beacon Power Corporation..........................  $ (3,472,438)  $ (1,888,619)
Net loss before income taxes................................    (4,853,942)    (3,270,123)
Net loss attributable to common stockholders................    (4,857,814)    (3,273,995)
Net loss per share, basic and diluted.......................          (.54)          (.37)


CONSOLIDATED BALANCE SHEET DATA:


                                                   SEPTEMBER 30, 1999            SEPTEMBER 30, 1998
                                               ---------------------------   ---------------------------
                                               AS RESTATED    AS REPORTED    AS RESTATED    AS REPORTED
                                               ------------   ------------   ------------   ------------
Amount due from Beacon Power Corporation....   $         --   $         --   $         --   $    596,453
Investment in Beacon Power Corporation......        414,729             --             --             --
Assets transferred to Beacon Power
 Corporation................................             --             --        576,786             --
Total assets................................     17,815,103     17,400,374     16,688,740     16,708,407
Funding commitment to Beacon Power
 Corporation................................        333,333        333,333             --             --
Liabilities transferred to Beacon Power
 Corporation................................             --             --      1,564,152             --
Contingent obligation to Class D preferred
 stockholders of Beacon Power Corporation...      5,309,115             --             --             --
Accumulated deficit.........................    (30,254,195)   (25,359,809)   (15,912,442)   (14,328,623)
Total liabilities, redeemable convertible
 preferred stock and stockholders' equity...     17,815,103     17,400,374     16,688,740     16,708,407



    The financial statements for fiscal 1997, 1998 and 1999 had previously been restated in connection with the initial audit of Beacon Power. For a discussion of that restatement, see Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's financial statements and notes thereto included in the Amendment No. 1 to the Annual Report on Form 10-K as filed on

                         SATCON TECHNOLOGY CORPORATION

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

August 15, 2000. The as reported financial information presented here includes the effects of the August 15, 2000 restatement. The effect of this previous restatement on net loss attributable to common stockholders was a decrease of $1,327,679 or $0.14 per share and $1,031,506 or $0.11 per share in 1999 and
1998, respectively, and an increase of $1,565,497 or $0.20 per share in 1997.


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

                         SATCON TECHNOLOGY CORPORATION

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

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

    The Company's trade accounts receivable and unbilled contract costs and fees are primarily from sales to U.S. government agencies and several commercial customers. The Company does not require collateral

                         SATCON TECHNOLOGY CORPORATION

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and has not historically experienced significant credit losses related to receivables or unbilled contract costs and fees from individual customers or groups of customers in any particular industry or geographic area.

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

    EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS


    In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The Company will adopt SFAS No. 133 beginning in the first quarter of the fiscal year ending September 30, 2001. Upon adoption of SFAS No. 133, the Company will be required to record any unrealized gains or losses on the fair value of its investment in derivatives in its results of operations. Adoption of SFAS No. 133 is not currently expected to have a material impact to the Company's consolidated financial position, results of operations or cash flows.


B.  MARKETABLE SECURITIES

    At September 30, 1998, marketable securities have been categorized as available for sale, and as a result, are stated at fair value.

                         SATCON TECHNOLOGY CORPORATION

B.  MARKETABLE SECURITIES (CONTINUED)
    As of September 30, 1998, marketable securities consisted of the following:

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


    During 1999 and 1997, the Company determined that certain of its machinery and equipment with a net book value totaling $105,544 and $2,593,558, respectively, was impaired based on a change in the needs of its customers and such assets were written-off during 1999 and 1997, respectively.


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


    During a recapitalization of Beacon Power on December 24, 1997, Beacon Power obtained equity financing from private investors and the Company converted a significant portion of its ownership of Beacon Power to non-voting convertible preferred stock and transferred certain assets and liabilities to Beacon Power. The Company has determined that the recapitalization of Beacon Power on December 24, 1997 did not qualify as a divestiture of a subsidiary for accounting purposes as described in SAB 30 as the Company had not transferred the risk and other incidents of ownership of Beacon Power with sufficient certainty. In accordance with SAB 30, the Company has included 100% of Beacon Power's net loss in its statements of operations from December 24, 1997 to May 1999 in a manner similar to the equity method of

                         SATCON TECHNOLOGY CORPORATION

F.  INVESTMENT IN BEACON POWER CORPORATION (CONTINUED)

accounting and has included the assets and liabilities transferred to Beacon Power as separate components in its September 30, 1998 balance sheet. The book value of assets and liabilities transferred to Beacon Power on December 24, 1997 was as follows:



Accounts receivable.........................................  $    14,487
Prepaid expenses and other assets...........................       67,147
Subscriptions receivable....................................    2,007,508
Accounts payable............................................      (50,000)
Accrued payroll and payroll related expenses................      (32,298)
Accrued expenses............................................     (118,225)
                                                              -----------
Investment in Beacon Power Corporation......................  $ 1,888,619
                                                              ===========



    At September 30, 1998, the Company had amounts of $596,453 due from Beacon Power. These amounts arose from transactions after December 24, 1997, whereby the Company advanced money and made payments for certain expenses incurred by Beacon Power. These advances have been written off as of September 30, 1998. These advances were subsequently repaid in connection with the October 23, 1998 financing.



    On October 23, 1998, the Company entered into a Securities Purchase Agreement, by and among Beacon Power, Perseus Capital, L.L.C. ("Perseus"), Duquesne, Micro Generation Technology Fund, L.L.C ("Micro", and together with Perseus and Duquesne, the "Purchasers") and the Company. Pursuant to the terms of the Agreement, (i) the Purchasers purchased from Beacon Power and Beacon Power issued, sold and delivered to the Purchasers 1,900,000 shares (the "Shares") of Beacon Power's Class D Redeemable Preferred Stock, $.01 par value per share; (ii) the Class D redeemable preferred stock earns cumulative dividends at an annual rate of 12.5%; (iii) the Purchasers have the right to receive certain warrants to purchase shares of Beacon Power's common stock, $.01 par value per share ("Beacon Power's Common Stock"); (iv) the Company granted the Purchasers the right (the "Put Right") to cause the Company, in circumstances described below, to purchase all of the Shares and all of Beacon Power's Common Stock issuable upon conversion of the Shares; and (v) upon exercise of the Put Right pursuant to the terms of the Agreement, the Company must pay the consideration contemplated by the Agreement in shares of the Company's common stock, $.01 par value per share, valued at the average fair value for the 15 trading days before and after notice of exercise of the Put Right. The aggregate consideration received by Beacon Power was $4,750,000. The Put Right is exercisable within 60 days of the second, third, fourth and fifth anniversary of the closing date of the transaction, upon certain events of bankruptcy of Beacon Power and upon the occurrence of certain going private transactions involving the Company. The put right will terminate, if not previously exercised, on the earlier of (i) October 23, 2003, (ii) upon the listing of Beacon Power's common stock on the New York Stock Exchange or the Nasdaq National Market, or (iii) with respect to put rights resulting from an event described above, 100 days after the Purchasers receive written notice from the Company requesting that the Purchasers either exercise or waive their put rights resulting from that event. The Company has recorded the face value of and cumulative dividends on Beacon Power's Class D preferred stock as an additional investment in Beacon Power. While the Company currently believes that the Class D preferred stockholders will not exercise the put right, the Company has recorded the face value and the cumulative dividends as a liability. As of September 30, 1999, the contingent obligation to the Class D preferred stockholders is $5,309,115 consisting of $4,750,000 face value and $559,115 of cumulative dividends. If the put right is exercised, the Company would reclassify the value of

                         SATCON TECHNOLOGY CORPORATION

F.  INVESTMENT IN BEACON POWER CORPORATION (CONTINUED)

the contingent obligation to the Class D preferred stockholders as common stock and additional paid in capital.



    Upon the conversion of Beacon Power's Class D redeemable preferred stock into common stock, the Company's additional paid in capital will be written up to reflect its beneficial interest in the proceeds of the Class D redeemable preferred stock financing, in accordance with SEC Staff Accounting
Bulletin No. 51 "Accounting for Sales of Stock by a Subsidiary".



    In June 1999, the Company committed to provide up to $1,000,000 of additional financing to Beacon Power representing a minority share of a funding commitment received by Beacon Power and therefore increased its investment in Beacon Power and accrued the funding commitment of $1,000,000. As a result of this financing, the Company determined that risks and other incidents of ownership of Beacon Power had passed with sufficient certainty to other investors and therefore, began accounting for its investment in Beacon Power under the equity method. On June 22, 1999, the Company purchased from Beacon Power a note (the "June 22, 1999 Note") with a principal amount of $125,000 due and payable on the earlier of (i) September 22, 1999 ("Maturity Date") or
(ii) upon the occurrence of an event of default, as defined therein. The note bears interest at 12 % per annum; provided that, if the note is not repaid in full on or prior to Maturity Date, the interest rate would increase to 15% per annum. The June 22, 1999 Note was issued pursuant to the terms of a Note Purchase Agreement, dated as of June 22, 1999, by and among Beacon Power, the Purchasers named therein, and the Company (the "Note Purchase Agreement"). Interest on the June 22, 1999 Note is payable on the Maturity Date.


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


    Pursuant to the terms of the Note and Warrant Purchase, the Company purchased two (2) additional notes each with a principal amount of $333,333.33 on September 16, 1999 and October 19, 1999. The Bridge Note and the additional notes each with a principal amount of $333,333.33 are collectively referred to as the "Bridge Securities." At September 30, 1999, the Company has $333,333 payable under this commitment to Beacon Power.


    In the event that Beacon Power obtains a funding commitment for at least $5 million of external funds within four months of the issuance of the first Bridge Security and closes a funding pursuant to such commitment within six months of the first issuance of the first Bridge Security (the date of such funding,

                         SATCON TECHNOLOGY CORPORATION

F. INVESTMENT IN BEACON POWER CORPORATION (CONTINUED) the "Funding Date"), all outstanding principal and interest on the Bridge Securities will convert into equity of Beacon Power at a price and on terms that are equivalent to the securities issued by Beacon Power pursuant to the funding commitment. If Beacon Power does not obtain a qualified financing commitment within the four-month period referred to above, or close such funding within the six-month period referred to above, the Bridge Securities will convert into securities of Beacon Power pursuant to terms to be agreed to with Beacon Power, or if no terms are agreed to, the Company has the right to demand payment of all principal and interest on the Bridge Securities.


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
                                                         ===========   ===========   ===========

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 1999 and 1998, the components of the net deferred tax assets/(liabilities) are as follows:


                                               1999                            1998
                                   -----------------------------   -----------------------------
                                   (AS RESTATED)   (AS REPORTED)   (AS RESTATED)   (AS REPORTED)
                                   -------------   -------------   -------------   -------------
Federal net operating loss.......  $  5,566,879     $ 5,566,879    $  4,081,970     $ 4,081,970
State net operating loss, net of
  federal benefit................       495,980         495,980         666,053         666,053
Unrealized losses on marketable
  securities.....................            --              --           4,116           4,116
Credits..........................       499,585         499,585         455,982         455,982
Depreciation.....................       336,038         336,038          15,318          15,318
Loss from Beacon Power
  Corporation....................     3,128,804       1,171,050       1,388,976         755,448
Other............................     1,562,820       1,562,820         189,152         189,152
Valuation allowance..............   (11,590,106)     (9,632,352)     (6,801,567)     (6,168,039)
                                   ------------     -----------    ------------     -----------
Net deferred income taxes........            --              --              --              --
                                   ============     ===========    ============     ===========


    The Company has placed a full valuation allowance against its net deferred tax assets since the Company believes it is "more likely than not" that it will not be able to utilize its deferred tax asset.


    A decrease in net deferred tax assets and a decrease in the valuation allowance in the amount of approximately $1,240,000 each has been made to account for the recapitalization of Beacon Power Corporation during the year ended September 30, 1998.

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
                                                           =====         =====         =====


    At September 30, 1999, the Company had net operating loss carry-forwards of approximately $16,550,000 and $7,976,000 for federal and state income tax purposes, respectively. The federal net operating losses expire beginning September 30, 2008 through 2019. The state net operating losses will expire beginning September 30, 2000 through 2004. The use of these losses may be limited due to ownership change limitations under Section 382 of the Code.


L.  STOCKHOLDERS' EQUITY

    STOCK OPTIONS


    Under the Company's 1992, 1994, 1996 and 1998 Stock Option Plans, both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase up to 1,550,000 shares of the Company's common stock. At September 30, 1999, 1,450,000 of the 1,550,000 stock options available for grant under the Company's 1992, 1994, 1996 and 1998 Stock Option Plan have been granted.


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


    During 1999, the Company granted 755,000 non-qualified stock options to consultants at exercise prices ranging from $5.75 to $10.00 per share of which 300,000 stock options were granted outside of the Plans.



    A summary of the status of the Company's stock options as of September 30, 1999, 1998 and 1997 and changes for the years then ended are presented below.



                                                    1999                   1998                   1997
                                            --------------------   --------------------   --------------------
                                                        WEIGHTED               WEIGHTED               WEIGHTED
                                            NUMBER OF   AVERAGE    NUMBER OF   AVERAGE    NUMBER OF   AVERAGE
                                             SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                            ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year..........    820,910    $9.58      700,427     $8.44      713,392     $7.08
  Granted.................................  1,604,000     7.03      319,000     11.20      144,000      8.97
  Exercised...............................   (455,600)    6.98     (100,266)     5.80     (144,466)     2.25
  Canceled................................   (118,083)    8.84      (98,251)    10.55      (12,499)    10.71
                                            ---------    -----     --------     -----     --------     -----
Outstanding at end of year................  1,851,227    $8.06      820,910     $9.58      700,427     $8.44
                                            =========    =====     ========     =====     ========     =====
Options exercisable at year-end...........    840,560    $8.57      413,403     $8.48      503,660     $8.14
                                            =========    =====     ========     =====     ========     =====


    The following table summarizes information about stock options outstanding as of September 30, 1999.


                               OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                        ----------------------------------   ----------------------
                                      WEIGHTED    WEIGHTED                 WEIGHTED
                                       AVERAGE    AVERAGE                  AVERAGE
      RANGE OF            NUMBER      REMAINING   EXERCISE     NUMBER      EXERCISE
   EXERCISE PRICES      OUTSTANDING     LIFE       PRICE     EXERCISABLE    PRICE
---------------------   -----------   ---------   --------   -----------   --------
$5.00--$ 7.81.......       776,328        7.0     $  5.97      359,328      $6.29
$8.75--$10.50.......       773,399        7.8        8.84      345,732       9.72
$11.00--$13.38.......      301,500        7.9       11.45      135,500      11.69
                         ---------      -----     -------      -------      -----
                         1,851,227        7.5     $  8.06      840,560      $8.57
                         =========      =====     =======      =======      =====


    An additional 683,102 shares were available under the 1999 Stock Option Plan for future grants at September 30, 1999.

    During 1999, the Company granted fully vested options to purchase 755,000 shares of the Company's common stock to consultants at prices ranging from $5.75 to $10.00 per share. The Company has recorded

                         SATCON TECHNOLOGY CORPORATION

L.  STOCKHOLDERS' EQUITY (CONTINUED)
the fair value of the options, as determined by the Black-Scholes option pricing model, of $2,152,277, to selling, general and administrative expenses during the year ended September 30, 1999. As of September 30, 1999, options to purchase 450,000 shares at $7.00 per share have been exercised. As of September 30, 1999, the Company received $1,333,333 of cash and the remaining amount due from the shareholders is classified within stockholders' equity as amounts receivable from exercise of stock options.

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

    STOCK-BASED COMPENSATION

    Had compensation cost for the Company's stock-based compensation been determined based on fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss and loss per share for the years ended September 30, 1999, 1998 and 1997 would have been increased to the pro forma amounts indicated below:


                                              1999                      1998                      1997
                                     -----------------------   -----------------------   -----------------------
                                       NET LOSS                  NET LOSS                  NET LOSS
                                     ATTRIBUTABLE   LOSS PER   ATTRIBUTABLE   LOSS PER   ATTRIBUTABLE   LOSS PER
                                      TO COMMON      COMMON     TO COMMON      COMMON     TO COMMON      COMMON
                                     STOCKHOLDERS    SHARE     STOCKHOLDERS    SHARE     STOCKHOLDERS    SHARE
                                     ------------   --------   ------------   --------   ------------   --------
As restated in 1999 and 1998 and as
  reported in 1997.................  $(14,392,657)   $(1.57)   $(4,857,814)    $(.54)    ($7,708,739)    $ (.97)
Pro forma..........................  $(15,597,109)   $(1.70)   $(5,433,804)    $(.61)    ($7,780,546)    $ (.98)


    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

    The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life of seven years, expected volatility of 80.0%, no dividends, and risk-free interest rate of 6.08% for September 30, 1999; an expected life of seven years, expected volatility of 57.9%, no dividends, and risk-free interest rate of 5.76%

                         SATCON TECHNOLOGY CORPORATION

L.  STOCKHOLDERS' EQUITY (CONTINUED)
for September 30, 1998; and an expected life of seven years, expected volatility of 57.9%, no dividends, and risk-free interest rate of 6.125% for September 30, 1997. The weighted average price of the fair value of options granted for years ended September 30, 1999, 1998 and 1997 are $5.21, $7.14 and $5.80,
respectively.

M.  PREFERRED STOCK


    The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, $.01 par value per share ("Preferred Stock"). The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions


    On August 25, 1999, the Company completed an $8 million private placement of 8,000 shares of its Series A Redeemable Convertible Preferred Stock, $0.01 par value per share (the "Series A Preferred Stock"), with Brown Simpson Strategic Growth Funds ("Brown Simpson"). The Series A Preferred Stock is initially convertible into 1,025,641 shares of the Company's common stock, $0.01 par value per share (the "Common Stock"), at an initial conversion price of $7.80 per share. The Series A Preferred Stock is also subject to certain dilution protection for a period of three years. Under certain circumstances, the Company has the option to cause the Series A Preferred Stock to convert into shares of Common Stock or otherwise be redeemed. At the end of seven years, the Company must redeem any remaining shares of the Series A Preferred Stock for cash or, at the Company's option, Common Stock with a then fair market value equal to the original purchase price of the Series A Preferred Stock. The obligation at seven years to redeem any remaining shares of the Series A Preferred Stock accelerates to the fourth anniversary of the closing in the event that the average bid price of the Company's Common Stock for the 60 "trading day" period immediately preceeding the fourth anniversary is $5 per share or less. In the event of certain changes in control events regarding the Company or if the Common Stock is delisted, Brown Simpson has the right to cause the Series A Preferred Stock to be redeemed.


    In connection with the transaction, Brown Simpson also received warrants to purchase up to 675,000 additional shares of Common Stock at $8.54 per share (the "Brown Simpson Warrants"). The Brown Simpson Warrants expire on August 25, 2003. The Company has valued these warrants at $1,818,558, based on the fair value of these warrants, as determined by the Black-Scholes option pricing model and has recorded this amount in addition to direct costs of $1,338,234 as transaction costs of this preferred stock offering.



    H.C. Wainwright & Co., Inc. ("H.C. Wainwright") served as placement agent for the transaction and received a commission of $560,000 and warrants to purchase 120,000 shares of the Company's Common Stock at $7.80 per share. These warrants expire on August 25, 2003. H.C. Wainwright will also receive a future fee in the amount of 4% of any monies received by the Company upon the exercise of the Brown Simpson Warrants. The Company has recorded the fair value of these warrants, as determined by the Black-Scholes option pricing model, of $550,734 as a transaction cost of this preferred stock offering.


    The Company has valued the redeemable convertible preferred stock at issuance to be $4,843,208 based on the relative fair market values of the financial instruments issued in connection with this placement. The Company will accrete the carrying value of the redeemable convertible preferred stock to its redeemable value of $8,000,000 at August 25, 2003, in the event that the average bid price for the 60

                         SATCON TECHNOLOGY CORPORATION

M.  PREFERRED STOCK (CONTINUED)
trading days prior is $5.00 or less, using the effective interest method. As of September 30, 1999, the Company has accreted $50,904 and recorded this as a charge against additional paid-in capital.

N.  SIGNIFICANT CUSTOMERS

    Significant customers, defined as net revenues from those customers that account for 10% or more of total net revenue in a fiscal year, were as follows:

                                                                    PERCENTAGE OF
                                                                  TOTAL NET REVENUES
                                                                 FOR THE YEARS ENDED
                                                                    SEPTEMBER 30,
                                                            ------------------------------
CUSTOMER                                                      1999       1998       1997
--------                                                    --------   --------   --------
U.S. government:
  U.S. Department of Defense..............................    20.6%      22.1%      44.6%

O.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   NON-CASH INVESTING AND FINANCING ACTIVITIES


                                                                    FOR THE YEARS ENDED
                                                                       SEPTEMBER 30,
                                                              --------------------------------
                                                                 1999        1998       1997
                                                              ----------   --------   --------
Accretion of redeemable convertible preferred stock
  discount..................................................  $   50,904   $    --    $    --
Acquisition of equipment under capital leases...............  $   49,813   $    --    $    --
Contingent obligation to Class D preferred stockholders of
  Beacon Power Corporation (as restated)....................  $5,309,115   $    --    $    --


    INTEREST AND INCOME TAXES PAID


    Cash paid for interest and income taxes was as follows:


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

                         SATCON TECHNOLOGY CORPORATION

P.  ACQUISITIONS (CONTINUED)
MagMotor's assets, including machinery and equipment and inventory, were recorded at their estimated market value of $250,000 and $160,000, respectively.

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

                                                              FOR THE YEAR
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                                  1997
                                                              -------------
Revenue.....................................................   $14,974,765
Operating loss..............................................   $(8,589,880)
Net loss....................................................   $(8,110,334)
Net loss per share..........................................   $      (.99)

    INDUCTIVE COMPONENTS, INC. AND LIGHTHOUSE SOFTWARE, INC.

    On January 4, 1999, the Company's MagMotor subsidiary acquired substantially all of the assets and assumed certain liabilities of Inductive Components, Inc. and Lighthouse Software, Inc., pursuant to the terms of an Asset Purchase Agreement, dated January 4, 1999, among MagMotor, the Company, Inductive Components, Inc, Lighthouse Software, Inc. and Thomas Glynn, the sole stockholder of Inductive and the

                         SATCON TECHNOLOGY CORPORATION

P.  ACQUISITIONS (CONTINUED)
majority stockholder of Lighthouse. The aggregate consideration paid by the Company for the acquired assets of Inductive Components, Inc. and Lighthouse Software, Inc. was 100,000 shares of the Company's common stock, valued at $5.6875 per share or $568,750. In addition, the Company assumed indebtedness of approximately $246,000. The Company has included in its consolidated results of operations the acquisition of Inductive and Lighthouse under the purchase method of accounting. The purchase price has been allocated as follows:

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
                                              ==========   =======    ==========

Q.  EARNINGS PER SHARE

    The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:


                                                                    FOR THE YEARS ENDED
                                                                       SEPTEMBER 30,
                                                        -------------------------------------------
                                                            1999            1998           1997
                                                        -------------   -------------   -----------
                                                        (AS RESTATED)   (AS RESTATED)
Net loss attributable to common shareholders..........  $(14,392,657)    $(4,857,814)   $(7,708,739)
                                                        ============     ===========    ===========

BASIC AND DILUTED:
  Common shares outstanding, beginning of year........     8,990,249       8,769,146      7,359,074
  Weighted average common shares issued during the
    year..............................................       200,017         190,163        600,235
  Weighted average shares repurchased during the
    year..............................................       (14,225)         (2,638)            --
                                                        ------------     -----------    -----------
  Weighted average shares outstanding--basic and
    diluted...........................................     9,176,041       8,956,671      7,959,309
                                                        ============     ===========    ===========
  Net loss per share, basic and diluted...............  $      (1.57)    $      (.54)   $      (.97)
                                                        ============     ===========    ===========



    At September 30, 1999, 1998 and 1997, 2,782,147, 884,758 and 1,000,427
options and warrants, respectively, were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive.

                         SATCON TECHNOLOGY CORPORATION

R.  COMPREHENSIVE LOSS

    The Company's total comprehensive loss is as follows:


                                                                    FOR THE YEARS ENDED
                                                                       SEPTEMBER 30,
                                                        -------------------------------------------
                                                            1999            1998           1997
                                                        -------------   -------------   -----------
                                                        (AS RESTATED)   (AS RESTATED)
Net loss..............................................  $(14,341,753)    $(4,857,814)   $(7,708,739)
                                                        ============     ===========    ===========
Other comprehensive income, net of tax:
    Unrealized gains on securities....................  $     10,380     $     9,835    $    19,720
                                                        ------------     -----------    -----------
    Other comprehensive income........................  $     10,380     $     9,835    $    19,720
                                                        ------------     -----------    -----------
Comprehensive loss....................................  $(14,331,373)    $(4,847,979)   $(7,689,019)
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

                         SATCON TECHNOLOGY CORPORATION

S.  SEGMENT DISCLOSURES (CONTINUED)
    The following is a summary of the Company's operations by operating segment:

                                                   FOR THE YEARS ENDED
                                                      SEPTEMBER 30,
                                         ---------------------------------------
                                            1999          1998          1997
                                         -----------   -----------   -----------
Research and development:
  Funded research and development
    revenue............................  $ 6,355,383   $ 8,010,735   $ 8,738,293
                                         -----------   -----------   -----------
  Loss from operations, net of
    amortization.......................  $(6,577,012)  $(1,454,707)  $(8,088,347)
                                         ===========   ===========   ===========
Power electronic products:
  Revenue..............................  $ 6,306,085   $ 5,909,765   $ 2,594,023
                                         -----------   -----------   -----------
  (Loss)/income from operations, net of
    amortization.......................  $(2,073,946)  $   504,528   $   137,268
                                         ===========   ===========   ===========
Motion-control products:
  Revenue..............................  $ 2,816,413   $ 1,610,423   $ 1,134,019
                                         -----------   -----------   -----------
  (Loss)/income from operations, net of
    amortization.......................  $  (755,272)  $  (310,023)  $    93,609
                                         ===========   ===========   ===========


    The following is a summary of the Company's long-lived assets excluding assets transferred to Beacon Power Corporation and investment in Beacon Power Corporation by operating segment:


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

T.  SUBSEQUENT EVENTS


    On October 21, 1999, the Company received an investment from Mechanical Technology, Inc. ("MTI") of $7,000,000 in the Company. In consideration for MTI's investment, MTI will receive 1,030,000 shares of the Company's common stock at a discounted price of approximately $6.80 per share, $.01 par value per share (the "Common Stock"), and warrants to purchase an additional 100,000 shares of the Company's Common Stock. MTI funded $2,570,000 of its investment in the Company on October 21, 1999 and received 370,800 shares of the Company's Common Stock and a warrant to purchase 36,000 shares of the Company's Common Stock, and it will make the remaining investment by the end of January 2000. In addition, the Company has received a warrant to purchase 36,000 shares of MTI's Common Stock and will receive the remaining warrant to purchase 64,000 shares of MTI's Common Stock by the end of

                         SATCON TECHNOLOGY CORPORATION

T.  SUBSEQUENT EVENTS (CONTINUED)

January 2000. The Company will record the fair value of the warrants received as an asset and as additional paid in capital.


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


                                                       FOR THE YEARS ENDED
                                                          SEPTEMBER 30,
                                                    --------------------------
                                                        1999          1998
                                                    ------------   -----------
                                                           (UNAUDITED)
Revenue...........................................  $ 23,849,881   $27,764,923
Operating loss (as restated)......................  $(11,316,689)  $(2,433,575)
Net loss (as restated)............................  $(15,881,125)  $(5,740,230)
Net loss attributable to common stockholders
  (as restated)...................................  $(15,932,029)  $(5,740,230)
Net loss per share, basic and diluted (as
  restated).......................................  $      (1.60)  $     (0.59)


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

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE

To the Board of Directors of SatCon Technology Corporation:


    We have audited, in accordance with generally accepted auditing standards, the consolidated statements of SatCon Technology Corporation and its subsidiaries (as restated) and have issued our report thereon dated
December 27, 1999 (except with respect for the matter discussed in Note A for which the date is September 11, 2000). Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the financial statement schedule index is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                          /S/ ARTHUR ANDERSEN LLP


Boston, Massachusetts
December 27, 1999

                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS


                                                           ADDITIONS
                                              BALANCE AT   CHARGED TO                   BALANCE
                                              BEGINNING    COSTS AND                    AT END
                                              OF PERIOD     EXPENSES    DEDUCTIONS     OF PERIOD
                                              ----------   ----------   -----------   -----------
YEAR ENDED SEPTEMBER 30, 1997:
  Allowance for doubtful accounts...........  $  130,900   $   30,750   $    (2,407)  $   159,243
  Allowance for unbilled contract costs.....  $  432,500   $  909,100   $  (211,132)  $ 1,130,468
  Deferred tax valuation allowance..........  $2,030,929   $2,080,639            --   $ 4,111,568
  Allowance for obsolete inventory..........          --   $  758,541            --   $   758,541
  Reserve for product warranty expense......          --   $   16,511            --   $    16,511
  Accrued costs for consolidation of
    facilities..............................          --   $  498,000            --   $   498,000

YEAR ENDED SEPTEMBER 30, 1998:
  Allowance for doubtful accounts...........  $  159,243   $   29,014   $  (136,421)  $    51,836
  Allowance for unbilled contract costs.....  $1,130,468           --   $(1,072,857)  $    57,611
  Deferred tax valuation allowance..........  $4,111,568   $2,689,999            --   $ 6,801,567
  Allowance for obsolete inventory..........  $  758,541           --   $  (549,765)  $   208,776
  Reserve for product warranty expense......  $   16,511           --   $   (16,511)           --
  Accrued costs for consolidation of
    facilities..............................  $  498,000           --   $  (398,000)  $   100,000

YEAR ENDED SEPTEMBER 30, 1999:
  Allowance for doubtful accounts...........  $   51,836   $  345,433   $   (10,583)  $   386,686
  Allowance for unbilled contract costs.....  $   57,611   $  688,510            --   $   746,121
  Deferred tax valuation allowance..........  $6,801,567   $4,788,539            --   $11,590,106
  Allowance for obsolete inventory..........  $  208,776   $  870,021            --   $ 1,078,797
  Reserve for product warranty expense......          --   $   36,000            --   $    36,000
  Accrued costs for consolidation of
    facilities..............................  $  100,000           --            --   $   100,000

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of Beacon Power Corporation:



    We have audited the accompanying balance sheets of Beacon Power Corporation (the "Company")(a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended and for the period from May 8, 1997 (date of inception) through December 31, 1997 and the period from May 8, 1997 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beacon Power Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended and the period from May 8, 1997 (date of inception) through December 31, 1997 and the period from May 8, 1997 (date of inception) through December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP
Boston, Massachusetts
May 25, 2000

                            BEACON POWER CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)



                                 BALANCE SHEETS



                                                                    DECEMBER 31,
                                                              -------------------------
                                                                  1999          1998
                                                              ------------   ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    234,350   $2,491,151
  Prepaid expenses and other current assets.................        15,987       20,307
                                                              ------------   ----------
      Total current assets..................................       250,337    2,511,458
PROPERTY AND EQUIPMENT, Net.................................       566,013      433,726

DEFERRED FINANCING COSTS....................................        81,934           --

DEPOSITS....................................................        57,150       42,595

OTHER ASSETS................................................        18,066        4,375
                                                              ------------   ----------
TOTAL ASSETS................................................  $    973,500   $2,992,154
                                                              ============   ==========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Accounts payable..........................................  $    413,146   $  822,723
  Accrued compensation and benefits.........................       109,206       68,183
  Accrued interest..........................................       164,140           --
  Accrued loss on contracts.................................       325,000           --
  Due to related party......................................            --       18,611
  Other accrued expenses....................................        43,222       15,622
  Current portion of capital lease obligations..............        73,291      105,406
                                                              ------------   ----------
      Total current liabilities.............................     1,128,005    1,030,545
                                                              ------------   ----------
DIVIDENDS PAYABLE...........................................       749,005      112,153
                                                              ------------   ----------
NOTES PAYABLE TO INVESTORS..................................     3,150,000           --
                                                              ------------   ----------
CAPITAL LEASE OBLIGATIONS, Net of current portion...........         2,875       76,166
                                                              ------------   ----------
COMMITMENTS (Note 6)

CLASS D REDEEMABLE CONVERTIBLE
PREFERRED STOCK (Liquidation preference of $4,750,000)......     4,534,816    4,493,145
                                                              ------------   ----------
STOCKHOLDERS' (DEFICIENCY) EQUITY:
  Preferred stock:
    Class A Convertible, $.01 par value; 6,000,000, shares
     authorized 4,767,907 and 4,622,907 shares issued and
     outstanding in 1999 and 1998 respectively, (liquidation
     preference, $21,217,186 and $20,571,936,
     respectively)..........................................     5,707,718    5,345,218
    Class B Convertible, $.01 par value; 1 share authorized;
     no shares issued and outstanding.......................            --           --
    Class C Convertible, $.01 par value; 6 shares
     authorized, issued and outstanding.....................        29,933       29,933
    Common stock, $.01 par value; 30,000,000 shares
     authorized; 8,424 shares issued and outstanding........            84           84
  Deferred consulting expense, net..........................      (100,000)     (37,500)
  Deferred stock compensation...............................       (56,648)          --
  Additional paid-in capital................................       515,318           --
  Accumulated deficit during the development stage..........   (14,687,606)  (8,057,590)
                                                              ------------   ----------
      Total stockholders' deficiency........................    (8,591,201)  (2,719,855)
                                                              ------------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY..............  $    973,500   $2,992,154
                                                              ============   ==========



SEE NOTES TO FINANCIAL STATEMENTS.

                            BEACON POWER CORPORATION



                         (A DEVELOPMENT STAGE COMPANY)



                            STATEMENTS OF OPERATIONS



                                                                                          PERIOD FROM     CUMULATIVE FROM
                                                                                          MAY 8, 1997       MAY 8, 1997
                                                                                           (DATE OF           (DATE OF
                                                            YEAR ENDED     YEAR ENDED    INCEPTION) TO   INCEPTION) THROUGH
                                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,       DECEMBER 31,
                                                               1999           1998           1997               1999
                                                           ------------   ------------   -------------   ------------------
REVENUE..................................................  $   268,868    $        --     $   232,316       $    501,184
                                                           -----------    -----------     -----------       ------------

OPERATING EXPENSES:
  Selling, general and administrative....................    1,558,985      1,188,165       1,168,471          3,915,621
  Research and development...............................    3,506,031      3,523,572       2,291,874          9,321,477
  Loss on contracts......................................      325,000             --              --            325,000
  Depreciation and amortization..........................      218,594         78,208              --            296,802
                                                           -----------    -----------     -----------       ------------
    Total operating expenses.............................    5,608,610      4,789,945       3,460,345         13,858,900
                                                           -----------    -----------     -----------       ------------

LOSS FROM OPERATIONS.....................................   (5,339,742)    (4,789,945)     (3,228,029)       (13,357,716)
                                                           -----------    -----------     -----------       ------------

OTHER INCOME (EXPENSE):
  Interest income........................................       25,118         11,277         116,648            153,043
  Interest expense.......................................     (356,869)       (14,730)             --           (371,599)
                                                           -----------    -----------     -----------       ------------
    Total other income (expense), net....................     (331,751)        (3,453)        116,648           (218,556)
                                                           -----------    -----------     -----------       ------------

NET LOSS.................................................   (5,671,493)    (4,793,398)     (3,111,381)       (13,576,272)

PREFERRED STOCK DIVIDENDS................................     (916,852)      (112,153)             --         (1,029,005)

ACCRETION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK......      (41,671)        (6,908)             --            (48,579)
                                                           -----------    -----------     -----------       ------------

LOSS TO COMMON SHAREHOLDERS..............................  $(6,630,016)   $(4,912,459)    $(3,111,381)      $(14,653,856)
                                                           ===========    ===========     ===========       ============

LOSS PER SHARE--BASIC AND DILUTED........................  $   (787.04)   $   (583.15)    $   (369.35)      $  (1,739.54)
                                                           ===========    ===========     ===========       ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING...............        8,424          8,424           8,424              8,424
                                                           ===========    ===========     ===========       ============

                            BEACON POWER CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)



                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY



                                                                CLASS A                  CLASS C
                                                            PREFERRED STOCK          PREFERRED STOCK          COMMON STOCK
                                                        -----------------------   ---------------------   ---------------------
                                                          SHARES       AMOUNT       SHARES      AMOUNT      SHARES      AMOUNT
                                                        ----------   ----------   ----------   --------   ----------   --------
BALANCE AT MAY 8, 1997 (DATE OF INCEPTION)............          --   $       --           --   $    --            --   $     --
  Issuance of founder's shares........................          --           --           --        --     3,375,000     33,750
  Issuance of Class A preferred stock.................   1,125,000    5,000,000           --        --            --         --
  Recapitalization....................................   3,373,313       33,733           --        --    (3,373,314)   (33,733)
  Issuance of Class C preferred and common stock......          --           --            6    29,933         6,738         67
  Repayment of subscription receivable................
  Accrual of consulting expense.......................          --           --           --        --            --         --
  Net loss............................................          --           --           --        --            --         --
                                                        ----------   ----------   ----------   -------    ----------   --------
BALANCE, DECEMBER 31, 1997............................   4,498,313    5,033,733            6    29,933         8,424         84
  Issuance of Class A preferred stock for services....     120,000      300,000           --        --            --         --
  Issuance of Class A preferred stock for services and
    interest on loans.................................       4,594       11,485           --        --            --         --
  Dividend on Class D preferred stock.................          --           --           --        --            --         --
  Repayment of subscription receivable................          --           --           --        --            --         --
  Amortization of deferred consulting expense, net....          --           --           --        --            --         --
  Accretion of redeemable preferred stock to
    redemption value..................................          --           --           --        --            --         --
  Net loss............................................          --           --           --        --            --         --
                                                        ----------   ----------   ----------   -------    ----------   --------
BALANCE, DECEMBER 31, 1998............................   4,622,907    5,345,218            6    29,933         8,424         84
  Issuance of Class A preferred stock for services....     145,000      362,500           --        --            --         --
  Dividend on Class D preferred stock.................          --           --           --        --            --         --
  Deferred stock compensation.........................          --           --           --        --            --         --
  Amortization of deferred stock compensation.........          --           --           --        --            --         --
  Amortization of deferred consulting expense, net....          --           --           --        --            --         --
  Issuance of warrants to holders of Class D shares...          --           --           --        --            --         --
  Issuance of warrants for bridge loans...............          --           --           --        --            --         --
  Accretion of redeemable preferred stock to
    redemption value..................................          --           --           --        --            --         --
  Net loss............................................          --           --           --        --            --         --
                                                        ----------   ----------   ----------   -------    ----------   --------
BALANCE, DECEMBER 31, 1999............................  $4,767,907   $5,707,718            6   $29,933         8,424   $     84
                                                        ==========   ==========   ==========   =======    ==========   ========

                                                                                                                   DEFICIT
                                                         DEFERRED                                                ACCUMULATED
                                                        CONSULTING     DEFERRED      ADDITIONAL      STOCK        DURING THE
                                                         EXPENSE,        STOCK        PAID-IN     SUBSCRIPTION   DEVELOPMENT
                                                           NET       COMPENSATION     CAPITAL      RECEIVABLE       STAGE
                                                        ----------   -------------   ----------   ------------   ------------
BALANCE AT MAY 8, 1997 (DATE OF INCEPTION)............         --      $     --      $      --    $        --             --
  Issuance of founder's shares........................         --            --             --             --        (33,750)
  Issuance of Class A preferred stock.................         --            --             --     (5,000,000)            --
  Recapitalization....................................         --            --             --             --             --
  Issuance of Class C preferred and common stock......         --            --             --             --             --
  Repayment of subscription receivable................                                              2,992,492             --
  Accrual of consulting expense.......................     87,500            --             --             --             --
  Net loss............................................         --            --             --             --     (3,111,381)
                                                        ---------      --------      ----------   -----------    ------------
BALANCE, DECEMBER 31, 1997............................     87,500            --             --     (2,007,508)    (3,145,131)
  Issuance of Class A preferred stock for services....   (150,000)           --             --             --             --
  Issuance of Class A preferred stock for services and
    interest on loans.................................         --            --             --             --             --
  Dividend on Class D preferred stock.................         --            --             --             --       (112,153)
  Repayment of subscription receivable................         --            --             --      2,007,508             --
  Amortization of deferred consulting expense, net....     25,000            --             --             --             --
  Accretion of redeemable preferred stock to
    redemption value..................................         --            --             --             --         (6,908)
  Net loss............................................         --            --             --             --     (4,793,398)
                                                        ---------      --------      ----------   -----------    ------------
BALANCE, DECEMBER 31, 1998............................    (37,500)           --             --             --     (8,057,590)
  Issuance of Class A preferred stock for services....   (125,000)           --             --             --             --
  Dividend on Class D preferred stock.................         --            --             --             --       (636,852)
  Deferred stock compensation.........................         --       (65,318)        65,318             --             --
  Amortization of deferred stock compensation.........         --         8,670             --             --             --
  Amortization of deferred consulting expense, net....     62,500            --             --             --             --
  Issuance of warrants to holders of Class D shares...         --            --        280,000             --       (280,000)
  Issuance of warrants for bridge loans...............         --            --        170,000             --             --
  Accretion of redeemable preferred stock to
    redemption value..................................         --            --             --             --        (41,671)
  Net loss............................................         --            --             --             --     (5,671,493)
                                                        ---------      --------      ----------   -----------    ------------
BALANCE, DECEMBER 31, 1999............................  $(100,000)     $(56,648)     $ 515,318    $        --    $(14,687,606)
                                                        =========      ========      ==========   ===========    ============


                                                            TOTAL
                                                        STOCKHOLDERS'
                                                         DEFICIENCY
                                                        -------------
BALANCE AT MAY 8, 1997 (DATE OF INCEPTION)............  $         --
  Issuance of founder's shares........................            --
  Issuance of Class A preferred stock.................            --
  Recapitalization....................................            --
  Issuance of Class C preferred and common stock......        30,000
  Repayment of subscription receivable................     2,992,492
  Accrual of consulting expense.......................        87,500
  Net loss............................................    (3,111,381)
                                                        ------------
BALANCE, DECEMBER 31, 1997............................        (1,389)
  Issuance of Class A preferred stock for services....       150,000
  Issuance of Class A preferred stock for services and
    interest on loans.................................        11,485
  Dividend on Class D preferred stock.................      (112,153)
  Repayment of subscription receivable................     2,007,508
  Amortization of deferred consulting expense, net....        25,000
  Accretion of redeemable preferred stock to
    redemption value..................................        (6,908)
  Net loss............................................    (4,793,398)
                                                        ------------
BALANCE, DECEMBER 31, 1998............................    (2,719,855)
  Issuance of Class A preferred stock for services....       237,500
  Dividend on Class D preferred stock.................      (636,852)
  Deferred stock compensation.........................            --
  Amortization of deferred stock compensation.........         8,670
  Amortization of deferred consulting expense, net....        62,500
  Issuance of warrants to holders of Class D shares...            --
  Issuance of warrants for bridge loans...............       170,000
  Accretion of redeemable preferred stock to
    redemption value..................................       (41,671)
  Net loss............................................    (5,671,493)
                                                        ------------
BALANCE, DECEMBER 31, 1999............................  $ (8,591,201)
                                                        ============

                            BEACON POWER CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                                                   PERIOD FROM     CUMULATIVE FROM
                                                                                   MAY 8, 1997       MAY 8, 1997
                                                                                    (DATE OF           (DATE OF
                                                     YEAR ENDED     YEAR ENDED    INCEPTION) TO   INCEPTION) THROUGH
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,       DECEMBER 31,
                                                        1999           1998           1997               1999
                                                    ------------   ------------   -------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss........................................  $(5,671,493)   $(4,793,398)    $(3,111,381)      $(13,576,272)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization.................      218,594         78,208              --            296,802
    Interest expense relating to issuance of
      warrants....................................      170,000             --              --            170,000
    Amortization of deferred consulting expense,
      net.........................................      300,000        175,000          87,500            562,500
    Services and interest expense paid in
      preferred stock.............................           --         11,485              --             11,485
    Accrued loss on contracts.....................      325,000             --              --            325,000
    Changes in operating assets and liabilities:
      Accounts receivable.........................           --         14,487         (14,487)                --
      Prepaid expenses and other current assets...        4,320        (20,307)             --            (15,987)
      Accounts payable............................     (409,577)       772,723          50,000            413,146
      Accrued compensation and benefits...........       41,023         37,141          31,042            109,206)
      Accrued interest............................      164,140             --              --            164,140
                                                    -----------    -----------     -----------       ------------
        Net cash used in operating activities.....   (4,840,334)    (3,722,409)     (2,925,345)       (11,488,088)
                                                    -----------    -----------     -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in other assets........................     (110,180)       (19,823)        (27,147)          (157,150)
  Repayment (issuance) of note receivable from
    officer.......................................           --         40,000         (40,000)                --
  Purchases of property and equipment.............     (350,881)      (257,423)             --           (608,304)
                                                    -----------    -----------     -----------       ------------
        Net cash used in investing activities.....     (461,061)      (237,246)        (67,147)          (765,454)
                                                    -----------    -----------     -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of subscription receivable............           --      2,007,508       2,992,492          5,000,000
  Issuance of Class C preferred stock.............           --             --          30,000             30,000
  Issuance of Class D redeemable preferred
    stock.........................................           --      4,486,237              --          4,486,237
  Repayment of capital leases.....................     (105,406)       (72,939)             --           (178,345)
  Proceeds from notes payable issued to
    investors.....................................    3,150,000             --              --          3,150,000
                                                    -----------    -----------     -----------       ------------
  Net cash provided by (used in) financing
    activities....................................    3,044,594      6,420,806       3,022,492         12,487,892
                                                    -----------    -----------     -----------       ------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.....................................   (2,256,801)     2,461,151          30,000            234,350

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....    2,491,151         30,000              --                 --
                                                    -----------    -----------     -----------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..........  $   234,350    $ 2,491,151     $    30,000       $    234,350
                                                    ===========    ===========     ===========       ============
SUMMARY OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Issuance of Class A Preferred Stock for
    subscription receivable.......................  $        --    $        --     $ 5,000,000       $  5,000,000
                                                    ===========    ===========     ===========       ============
  Acquisition of assets with capital leases.......  $        --    $   254,411     $        --       $    254,411
                                                    ===========    ===========     ===========       ============
  Issuance of warrants in conjunction with
    financing.....................................  $   450,000    $        --     $        --       $    450,000
                                                    ===========    ===========     ===========       ============
  Issuance of non-qualified stock options to
    consultants...................................  $    65,318    $        --     $        --       $     65,318
                                                    ===========    ===========     ===========       ============



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



    CONCENTRATION OF CREDIT RISK--Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. Substantially all of the Company's cash and cash equivalents are managed by one financial institution. At December 31, 1999 and 1998, the Company had cash balances at a financial institution in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.



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



NET LOSS PER SHARE



    HISTORICAL LOSS PER SHARE--Historical loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share was computed in the same manner. The impact of the Company's outstanding potential common shares, such as options and warrants (computed using the treasury stock method) and convertible preferred stock, were excluded from the calculation because such items were antidilutive.



    The weighted average number of shares of common stock issuable during the years ended December 31, 1999, and 1998, the period from May 8, 1997 to December 31, 1997 and the period from May 8, 1997 through December 31, 1999 aggregated 8,149,460, 7,247,769, and 1,850,478, and 5,338,018, respectively, upon the exercise of options and warrants and the conversion of preferred stock outstanding.



3.  PROPERTY AND EQUIPMENT



    Property and equipment consisted of the following at December 31:



                                              ESTIMATED
                                                USEFUL
                                                LIVES        1999       1998
                                              ----------   --------   --------
Machinery and equipment.....................     5 years   $298,180   $214,635
Furniture and fixtures......................     7 years     41,521     19,423
Office equipment............................     3 years    159,894     10,904
Leasehold improvements......................  lease term    108,809     12,561
Equipment under capital lease obligations...  lease term    254,411    254,411
                                                           --------   --------
  Total.....................................                862,815    511,934
Less accumulated depreciation and
  amortization..............................               (296,802)   (78,208)
                                                           --------   --------
  Property and equipment, net...............               $566,013   $433,726
                                                           ========   ========



4.  NOTES PAYABLE TO INVESTORS



    At December 31, 1999, notes payable to investors consists of Senior Secured Convertible Promissory Notes (the "Senior Notes") held by the Company's primary investors. The Senior Notes bear interest, which is payable upon conversion, at an annual rate of 12.5%, increasing to 15% after six months if the Class E redeemable convertible preferred stock ("Class E Stock") funding had not occurred at that time. The notes are secured by substantially all of the assets of the Company. In connection with the issuance of

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

4.  NOTES PAYABLE TO INVESTORS (CONTINUED)


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



    Total rent expense was $146,255 and $199,405, during 1998 and 1999, and $345,660 for the period from inception to December 31, 1999.



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



    In conjunction with the Class E conversion in April 2000 (see Note 15), the August 1999 warrants were cancelled.



    All warrants were valued on the date of grant using the Black-Scholes (common stock) or the Binary Option Pricing Model (preferred stock). The assumptions used to value these warrants were as follows:



                                                              OCTOBER       AUGUST
                                                                 1999         1999         1997
                                                             WARRANTS     WARRANTS      WARRANT
                                                           ----------   ----------   ----------
Risk-free interest rate..................................      5.86%        5.62%        6.25%
Expected life of warrant.................................  27 months    30 months    24 months
Expected dividend payment rate, as a percentage of the
  stock price on the date of grant.......................         0%         0.0%           0%
Assumed volatility.......................................        60%          60%          48%



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

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

11.  STOCK OPTIONS (CONTINUED)


    Stock option activity since inception is as follows:



                                                                           WEIGHTED-   WEIGHTED-
                                                                            AVERAGE     AVERAGE
                                                              NUMBER OF    EXERCISE      FAIR
                                                                SHARES       PRICE       VALUE
                                                              ----------   ---------   ---------
Outstanding at inception....................................          --
  Granted...................................................     323,937     $1.78       $0.69
                                                              ----------
Outstanding, December 31, 1997..............................     323,937      1.78
  Granted...................................................      99,563      1.78        0.75
  Canceled, forfeited or expired............................      (5,000)     1.78
                                                              ----------
Outstanding, December 31, 1998..............................     418,500      1.78
  Granted...................................................     733,500      1.78        0.80
  Canceled, forfeited or expired............................    (147,844)     1.78
                                                              ----------     -----
Outstanding, December 31, 1999..............................   1,004,156     $1.78
                                                              ==========     =====



    The following table summarized information about stock options outstanding at December 31, 1999:



                                                            VESTED
                              WEIGHTED-              ---------------------
                               AVERAGE    WEIGHTED-              WEIGHTED-
                  NUMBER      REMAINING    AVERAGE                AVERAGE
                OF OPTIONS   CONTRACTUAL  EXERCISE     NUMBER    EXERCISE
EXERCISE PRICE  OUTSTANDING     LIFE        PRICE    OF OPTIONS    PRICE
--------------  -----------  -----------  ---------  ----------  ---------
     $1.78       1,004,156      8.64       $1.78     189,122      $1.78
    ======       =========      ====       ======     =======     ======



    As described in Note 2, the Company uses the intrinsic-value method to measure compensation expense associated with grants of stock options to employees. If the Company had used the fair value method to measure compensation, reported net loss would have been as follows:



                                                                        PERIOD FROM         CUMULATIVE FROM
                                                                        MAY 8, 1997           MAY 8, 1997
                                                                    (DATE OF INCEPTION)   (DATE OF INCEPTION)
                                       YEAR ENDED     YEAR ENDED            TO                  THROUGH
                                      DECEMBER 31,   DECEMBER 31,      DECEMBER 31,          DECEMBER 31,
                                          1999           1998              1997                  1999
                                      ------------   ------------   -------------------   -------------------
Net loss to common shareholders as
  reported..........................  $(6,630,016)   $(4,912,459)       $(3,111,381)          $(14,653,856)
Net loss pro forma..................   (7,154,362)    (4,987,251)        (3,336,722)           (15,478,335)
Loss per share--as reported.........      (787.04)       (583.15)           (369.35)             (1,739.54)
Loss per share--pro forma...........      (849.28)       (592.03)           (396.10)             (1,837.41)

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

11.  STOCK OPTIONS (CONTINUED)


    The fair value of the options on their grant date was measured using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:



                                                                1999       1998       1997
                                                              --------   --------   --------
Risk-free interest rate.....................................     6.0%      5.75%       5.5%
Expected life of option.....................................  3 years    3 years    3 years
Expected dividend payment rate, as a percentage of the stock
  price on the date of grant................................       0%         0%         0%
Assumed volatility..........................................      60%        58%        50%



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



12.  INCOME TAXES



    The components of the provision (benefit) for income taxes consisted of the following:



                                                                        PERIOD FROM         CUMULATIVE FROM
                                                                        MAY 8, 1997           MAY 8, 1997
                                                                    (DATE OF INCEPTION)   (DATE OF INCEPTION)
                                       YEAR ENDED     YEAR ENDED          THROUGH                 TO
                                      DECEMBER 31,   DECEMBER 31,      DECEMBER 31,          DECEMBER 31,
                                          1999           1998              1997                  1999
                                      ------------   ------------   -------------------   -------------------
Federal--deferred...................  $(1,995,158)   $(1,594,955)       $(1,037,870)          $(4,627,983)
State--deferred.....................     (352,087)      (282,933)          (181,683)             (816,703)
Increase in valuation allowance.....    2,347,245      1,877,888          1,219,553             5,444,686
                                      -----------    -----------        -----------           -----------
Provision (benefit) for income
  taxes.............................  $        --    $        --        $        --           $        --
                                      ===========    ===========        ===========           ===========



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
                                                                ===

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

12.  INCOME TAXES (CONTINUED)


    The components of the Company's deferred tax assets and liabilities consisted of the following at December 31:



                                                        1999          1998
                                                     -----------   -----------
Long-term assets:
  Net operating loss carryforwards.................  $ 4,728,408   $ 2,643,962
  Research and development credits.................      524,958       444,513
  Loss on contracts................................      130,000            --
  Other............................................       61,320         8,966
                                                     -----------   -----------
Net deferred tax assets before valuation
  allowance........................................    5,444,686     3,097,441
Less valuation allowance...........................   (5,444,686)   (3,097,441)
                                                     -----------   -----------
Net deferred tax assets............................  $        --   $        --
                                                     ===========   ===========



    The valuation allowance increased by $2,347,245 in 1999 and $1,877,888 in 1998, primarily due to the generation of net operating loss carryforwards and credits for which realization is not reasonably assured.



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



13.  BENEFIT PLAN



    In 1998, the Company created a 401(k) Profit Sharing Plan (the "Plan") for its full-time employees. Each participant in the Plan may elect to contribute a percentage of his or her annual compensation to the Plan on a pre-tax basis up to the annual limit established by the Internal Revenue Service ($10,200 for 1999). The Company matches employee contributions at a rate of 50% up to the first 6% of the employee's contributions. The Company may also elect to make a profit-sharing contribution based on the discretion of the Board of Directors. Employee contributions are fully vested. Company matching and profit sharing contributions vest 20% after two years of service consisting of at least
1,000 hours per calendar year and 20% annually thereafter. Company contributions were $41,963, $19,376 and $61,339 during 1999, 1998, and the Period from
Inception to December 31, 1999, respectively.



14.  RELATED-PARTY TRANSACTIONS



    CONSULTING AGREEMENTS--The Company entered into consulting agreements with three investors in 1998 and 1997. The contracts are seven-year agreements, renewable annually thereafter, for consulting services to be provided by the investors in exchange for annual issuances of shares of the Company's Class A Stock. During 1999, 1998, 1997 and the period from inception, $300,000, $175,000, $87,500, and $562,500,

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

14.  RELATED-PARTY TRANSACTIONS (CONTINUED)


respectively, was recorded as consulting expense relating to these agreements, and 145,000 and 120,000 shares of Class A Stock in 1999 and 1998, respectively, were issued or issuable as compensation under these contracts. Prepaid and accrued consulting expenses have been recorded annually, based on the terms and dates of the consulting agreements. The services provided by the investors were recorded based upon the value of the securities issued. These contracts all expire immediately upon an initial public offering of the Company's common stock.



    PATENTS--The Company has entered into an agreement with SatCon whereby SatCon granted the Company a perpetual license to use the technology patented by SatCon relating to the field of flywheel energy storage products, systems and processes for stationary terrestrial applications.



    SERVICES AGREEMENTS--SatCon performs certain research and development, administrative and other services for the Company. Amounts paid to SatCon for such services rendered amounted to approximately $59,000, $443,000, $1,351,000 and $1,853,000 during 1999, 1998, 1997 and the period from inception to December 31, 1999, respectively. As of December 31, 1998, there was $18,611 due to SatCon relating to such services.



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



    CLASS E CONVERSION--During April 2000, the Company authorized 2,000,000 shares of $.01 par value per share Class E Stock. On April 7, 2000, the Company converted $3,550,000 of bridge loans plus interest of $275,559 into 1,226,141 shares of Class E Stock (the "Class E conversion"). Each share of Class E Stock is convertible into one share of common stock at the option of the holder. Holders of the Class E Stock have

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

15.  SUBSEQUENT EVENTS (CONTINUED)


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



    Pursuant to the Stock Purchase Agreement related to the Class F Stock (the "Class F Agreement"), the Company is bound by certain covenants.

             BEACON POWER CORPORATION (A DEVELOPMENT STAGE COMPANY)

15.  SUBSEQUENT EVENTS (CONTINUED)


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

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on September 15, 2000.


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


                       NAME                                    CAPACITY                    DATE
                       ----                                    --------                    ----
                                                     President, Chief Executive
              /s/ DAVID B. EISENHAURE                  Officer and Chairman of the
     ----------------------------------------          Board of Directors           September 15, 2000
                David B. Eisenhaure                    (Principal Executive
                                                       Officer)

                                                     Vice President, Chief
                 /s/ SEAN F. MORAN                     Financial Officer and
     ----------------------------------------          Treasurer (Principal         September 15, 2000
                   Sean F. Moran                       Financial and Principal
                                                       Accounting Officer)

              /s/ MICHAEL C. TURMELLE                Director, Vice President,
     ----------------------------------------          Chief Operating Officer and  September 15, 2000
                Michael C. Turmelle                    Secretary

             /s/ JAMES L. KIRTLEY, JR.
     ----------------------------------------        Director, Vice President, and  September 15, 2000
               James L. Kirtley, Jr.                   Chief Scientist

             /s/ MARSHALL J. ARMSTRONG
     ----------------------------------------        Director                       September 15, 2000
               Marshall J. Armstrong

               /s/ ALAN P. GOLDBERG
     ----------------------------------------        Director                       September 15, 2000
                 Alan P. Goldberg

              /s/ THOMAS A. HURKMANS
     ----------------------------------------        Director                       September 15, 2000
                Thomas A. Hurkmans

               /s/ GERALD L. WILSON
     ----------------------------------------        Director                       September 15, 2000
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

 99(18)                 --Risk Factors.


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

(16) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated May 12, 1999.

(17) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1999.


(18) Incorporated by reference to Exhibits to the Registrant's Amendment No. 1 to the Annual Report on Form 10-K/A for the period ended September 30, 1999.


(*) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.