Form 10-Q/A
period 1999-12-31
SATCON TECHNOLOGY CORP
filed 2000-09-19
CIK 889423

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                            ______________________

                                   FORM 10-Q/A
                         AMENDMENT NO. 2 TO FORM 10-Q

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

                               TABLE OF CONTENTS


                         PART I: FINANCIAL INFORMATION



                                                                 Page
                                                                 ----
Item 1: Restated Financial Statements

Consolidated Balance Sheets (As restated) (Unaudited)............   1
Consolidated Statements of Operations (As restated) (Unaudited)..   2
Consolidated Statement of Changes in Stockholders' Equity
  (As restated) (Unaudited)......................................   3
Consolidated Statements of Cash Flows (As restated) (Unaudited)..   4
Notes to Interim Consolidated Financial Statements (Unaudited)...   5

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations......................  12

Item 3: Quantitative and Qualitative Disclosures About Market
        Risk.....................................................  18


                          PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.......................................   19
Item 2. Changes in Securities and Use of Proceeds...............   19
Item 3. Defaults Upon Senior Securities.........................   19
Item 4. Submission of Matters to a Vote of Security
        Holders.................................................   19
Item 5. Other Information.......................................   19
Item 6. Exhibits and Reports on Form 8-K........................   19

Signature.......................................................   20
Exhibit Index...................................................   21

                         PART I: FINANCIAL INFORMATION


Item 1: Restated Financial Statements



                         SATCON TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (As Restated)




                                                                         December 31,       September 30,
                                                                      ------------------  ------------------
                                                                             1999                1999
                                                                      ------------------  ------------------
                                                                         (Unaudited)

                               ASSETS
Current assets:
  Cash and cash equivalents  .......................................       $  3,173,619        $  2,533,072
  Accounts receivable, net of allowance of $469,119 at
    December 31, 1999 and $386,686 at September 30, 1999............          3,885,049           2,799,143
  Unbilled contract costs, net of allowance of $746,121 at
    December 31, 1999 and September 30, 1999........................          1,058,150           1,462,201
  Inventory ........................................................          8,187,440           3,697,972
  Prepaid expenses and other current assets.........................            502,250             349,070
                                                                           ------------        ------------
    Total current assets............................................         16,806,508          10,841,458
Investment in Beacon Power Corporation..............................                 --             414,729
Warrant to purchase Mechanical Technology Incorporated
    common stock....................................................            516,624                  --
Property and equipment, net.........................................          4,542,414           3,260,632
Intangibles, net ...................................................          9,793,710           3,194,609
Other long-term assets .............................................            184,557             103,675
                                                                           ------------        ------------
    Total assets.....................................................      $ 31,843,813        $ 17,815,103
                                                                           ============        ============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
    STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................     $  1,358,848        $  1,563,605
  Accrued payroll and payroll related expenses........................          833,999             479,888
  Deferred revenue....................................................          107,725             113,179
  Other accrued expenses..............................................        1,080,130             620,874
  Funding commitment to Beacon Power Corporation......................               --             333,333
  Current portion of long-term debt...................................           16,535              16,226
                                                                           ------------        ------------
    Total current liabilities.........................................        3,397,237           3,127,105
Long-term debt........................................................           29,619              33,871
Other long-term liabilities...........................................           29,735              29,735
Contingent obligation to Class D preferred stockholders of Beacon
 Power Corporation....................................................        5,457,552           5,309,115
Redeemable convertible preferred stock ...............................        5,050,056           4,894,112
Stockholders' equity:
  Preferred stock; $.01 par value, 1,000,000 shares authorized;
    8,000 shares Series A redeemable convertible preferred stock issued and outstanding at December 31, 1999 and
    September 30, 1999...............................................                --                  --
  Common stock, $.01 par value, 20,000,000 shares authorized;
    11,396,570 and 9,617,009 shares issued at December 31, 1999
    and September 30, 1999,  respectively............................           113,966              96,170
  Additional paid-in capital.........................................        53,484,074          37,074,161
  Shares held in escrow, at market; 42,860 shares at
    December 31, 1999 and September 30, 1999.........................          (357,615)           (428,600)
  Amounts receivable from exercise of stock options..................        (1,816,667)         (1,816,667)
  Accumulated deficit................................................       (33,230,039)        (30,254,195)
  Accumulated other comprehensive loss...............................           (64,401)                 --
  Treasury stock, at cost; 44,500 shares at December 31, 1999 and
    September 30, 1999...............................................          (249,704)           (249,704)
                                                                           ------------        ------------
    Total stockholders' equity.......................................        17,879,614           4,421,165
                                                                           ------------        ------------
    Total liabilities, redeemable convertible preferred
      stock and stockholders' equity.................................       $31,843,813        $ 17,815,103
                                                                           ============        ============


   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (As Restated)
                                  (Unaudited)




                                                                            For the three months ended
                                                                                    December 31,
                                                                             1999                1998
                                                                      ------------------  ------------------

Product revenue.....................................................        $ 3,161,505         $ 1,994,527
Funded research and development revenue.............................          1,394,902           1,730,572
                                                                            -----------         -----------
Total revenue.......................................................          4,556,407           3,725,099
Cost of product revenue.............................................          3,001,178           1,523,677
                                                                            -----------         -----------
Gross margin........................................................          1,555,229           2,201,422
                                                                            -----------         -----------
Research and development expenses...................................          1,723,195           1,428,941
Selling, general and administrative expenses........................          2,032,536             989,580
Amortization of intangibles.........................................            242,608              77,758
                                                                            -----------         -----------
Total operating expenses............................................          3,998,339           2,496,279
                                                                            -----------         -----------
Operating loss......................................................         (2,443,110)           (294,857)
Loss from Beacon Power Corporation..................................           (563,166)         (1,440,021)
Interest income.....................................................             34,123              20,267
Interest expense....................................................             (3,691)                 --
                                                                            -----------         -----------
Net loss............................................................         (2,975,844)         (1,714,611)
Accretion of redeemable convertible preferred stock discount........           (155,944)                 --
                                                                            -----------         -----------
Net loss attributable to common stockholders........................        $(3,131,788)        $(1,714,611)
                                                                            ===========         ===========
Net loss per share, basic and diluted...............................             $(0.29)             $(0.19)
                                                                            ===========         ===========
Weighted average number of common shares, basic and diluted.........         10,793,030           8,980,249
                                                                            ===========         ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   For the three months ended December 31, 1999
                                 (As Restated)
                                  (Unaudited)

                                                                                                  AMOUNTS
                                                                                                RECEIVABLE
                                                                        COMMON      COMMON         FROM
                                                         ADDITIONAL     SHARES       STOCK      EXERCISE OF
                                   COMMON      COMMON      PAID-IN     HELD IN      HELD IN        STOCK      ACCUMULATED
                                   SHARES      STOCK       CAPITAL      ESCROW      ESCROW        OPTIONS       DEFICIT
                                 ----------   --------   -----------   --------   -----------   -----------   ------------
Balance, September 30, 1999 (as
  restated)....................   9,617,009   $96,170    $37,074,161    42,860    $  (428,600)  $(1,816,667)  $(30,254,195)
Net loss.......................          --        --             --        --             --            --     (2,975,844)
Common stock issued in
  connection with Ling
  acquisition..................     770,000     7,700      7,732,026        --             --            --            --
Common stock issued in
  connection with MTI
  investment...................     370,800     3,708      2,486,292        --             --            --            --
MTI warrant received in
  connection with MTI
  investment...................          --        --        568,553        --             --            --            --
Valuation adjustment for MTI
  warrant......................          --        --             --        --             --            --            --
Common stock issued in
  connection with NGC
  acquisition..................     578,761     5,788      5,465,770        --             --            --            --
Exercise of common stock
  options......................      60,000       600        354,400        --             --            --            --
Valuation adjustment for common
  stock held in escrow.........          --        --        (70,985)       --         70,985            --            --
Amortization of deferred
  consulting expense related to
  shares held in escrow........          --        --         29,801        --             --            --            --
Accretion of redeemable
  convertible preferred stock
  discount.....................          --        --       (155,944)       --             --            --            --
Foreign currency translation
  adjustment...................          --        --             --        --             --            --            --
                                 ----------  --------    -----------    ------    -----------   -----------  ------------
Balance, December 31, 1999.....  11,396,570  $113,966    $53,484,074    42,860    $  (357,615)  $(1,816,667) $(33,230,039)
                                 ==========  ========    ===========    ======    ===========   ===========  ============


                                  ACCUMULATED
                                     OTHER                                   TOTAL
                                 COMPREHENSIVE    TREASURY   TREASURY    STOCKHOLDERS'
                                 INCOME/(LOSS)     SHARES      STOCK        EQUITY
                                 --------------   --------   ---------   -------------
Balance, September 30, 1999 (as
  restated)....................            --      44,500    $(249,704)   $ 4,421,165
Net loss.......................            --          --           --     (2,975,844)
Common stock issued in
  connection with Ling
  acquisition..................            --          --           --      7,739,726
Common stock issued in
  connection with MTI
  investment...................            --          --           --      2,490,000
MTI warrant received in
  connection with MTI
  investment...................            --          --           --        568,553
Valuation adjustment for MTI
  warrant......................       (51,929)         --           --        (51,929)
Common stock issued in
  connection with NGC
  acquisition..................            --          --           --      5,471,558
Exercise of common stock
  options......................            --          --           --        355,000
Valuation adjustment for common
  stock held in escrow.........            --          --           --             --
Amortization of deferred
  consulting expense related to
  shares held in escrow........            --          --           --         29,801
Accretion of redeemable
  convertible preferred stock
  discount.....................            --          --           --       (155,944)
Foreign currency translation
  adjustment...................       (12,472)         --           --        (12,472)
                                  ------------     -------   -----------   ------------
Balance, December 31, 1999.....   $   (64,401)      44,500    $(249,704)   $17,879,614
                                  ============     -======   ===========   ============


   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (As Restated)
                                  (Unaudited)





                                                                            For the three months ended
                                                                                    December 31,
                                                                              1999                  1998
                                                                      --------------------  --------------------
Cash flows from operating activities:
 Net loss ..........................................................          $(2,975,844)          $(1,714,611)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
   Depreciation and amortization....................................              435,746               218,347
   Allowance for doubtful accounts..................................               82,433                86,207
   Loss from Beacon Power Corporation...............................              563,166             1,440,021
   Non-cash compensation expense related to issuance
     of common stock options to non-employees.......................                   --                56,362
   Non-cash compensation expense related to common
     stock held in escrow...........................................               29,801                    --
   Changes in operating assets and liabilities,
      net of effects of acquisitions:
     Accounts receivable............................................            1,022,084              (292,291)
     Unbilled contract costs........................................              404,051              (451,922)
     Prepaid expenses and other assets..............................              107,957               145,102
     Inventory......................................................             (381,366)             (617,656)
     Other assets...................................................              (81,780)              545,488
     Accounts payable...............................................             (846,444)              151,753
     Accrued expenses and payroll...................................              (18,361)               19,435
     Other liabilities..............................................              (18,954)              174,186
                                                                              -----------           -----------
  Total adjustments.................................................            1,298,333             1,475,032
                                                                              -----------           -----------
Net cash used in operating activities...............................           (1,677,511)             (239,579)
                                                                              -----------           -----------

Cash flows from investing activities:
 Sales and maturities of marketable securities......................                   --                12,428
 Patent and intangible expenditures.................................              (22,625)              (30,360)
 Capital expenditures...............................................             (130,515)             (258,101)
 Cash paid for acquisition, net of cash acquired....................              (24,054)                   --
 Investment in Beacon Power Corporation.............................             (333,333)              (30,000)
                                                                              -----------           -----------
Net cash used in investing activities...............................             (510,527)             (306,033)
                                                                              -----------           -----------

Cash flows from financing activities:
 Borrowing under line of credit.....................................                   --                 5,000
 Repayment of borrowings............................................               (3,943)                   --
 Proceeds from issuance of common stock.............................            2,490,000                    --
 Proceeds from exercise of stock options............................              355,000                    --
 Purchase of treasury stock.........................................                   --               (55,235)
                                                                              -----------           -----------
Net cash provided/(used) by financing activities....................            2,841,057               (50,235)
                                                                              -----------           -----------

Effect of exchange rates on cash and cash equivalents...............              (12,472)                   --
                                                                              -----------           -----------

Net increase/(decrease) in cash and cash equivalents................              640,547              (595,847)
Cash and cash equivalents at beginning of period....................            2,533,072             1,201,610
                                                                              -----------           -----------
Cash and cash equivalents at end of period..........................          $ 3,173,619           $   605,763
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

                         SATCON TECHNOLOGY CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note A. Basis of Presentation
-----------------------------


  The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its majority-owned subsidiaries (collectively, the "Company") as of December 31, 1999 and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Amendment No. 2 to its Annual Report on Form 10-K for the year ended September 30, 1999. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.







  The financial statements as of September 30, 1999 and for the three month periods ended December 31, 1999 and 1998 have been restated. The Company has determined that the recapitalization of Beacon Power Corporation on December 24, 1997 did not qualify as a divestiture of a subsidiary for accounting purposes in accordance with SEC Staff Accounting Bulletin No. 30/Topic 5E (SAB 30) "Accounting for Divestiture of a Subsidiary or Other Business Operation" as the Company had not transferred risks and other incidents of ownership of Beacon Power with sufficient certainty. In accordance with SAB 30, the Company has included 100% of Beacon Power's net loss in its statements of operations from December 24, 1997 to May 1999 in a manner similar to the equity method of accounting and has included the assets and liabilities transferred to Beacon Power as separate components in its September 30, 1998 balance sheet. In June 1999, in connection with a bridge note financing at Beacon Power, the Company determined that risks and other incidents of ownership of Beacon Power had passed with sufficient certainty to other investors and the Company began accounting for its investment in Beacon Power under the equity method of accounting. The Company has recorded the face value of and cumulative dividends on Beacon Power's Class D preferred stock issued on October 23, 1998 as an additional investment in Beacon Power as of October 23, 1998. The Class D preferred stockholders of Beacon Power have the right to require the Company to purchase their shares of Class D preferred stock in certain events. While the Company currently believes that the Class D preferred stockholders will not exercise this right, the Company has recorded the face value and the cumulative dividends as a liability.




  In addition as of December 31, 1999, the Company has restated its balance sheet to record the fair value of a warrant received from Mechanical Technology Incorporated in connection with the Company's October 1999 issuance of common stock to Mechanical Technology Incorporated. See Note C for additional discussion.



The financial statements reflect the following changes:






- As of September 30, 1999, the Company recorded its net investment balance in Beacon Power of $414,729 and its contingent obligation to the Class D preferred stockholders of Beacon Power of $5,309,115.



- The Company's share of Beacon Power's net loss for the three months ended December 31, 1999 and 1998 increased by $563,166 and $1,410,021, respectively.



- As of December 31, 1999, the Company has recorded the contingent obligation to the Class D preferred stockholders of Beacon Power of $5,457,552.



         As of December 31, 1999, the Company has recorded the fair value of the warrant to purchase Mechanical Technology Incorporated common stock of $516,624 and has recorded an unrealized loss of $51,929.

  The as restated and as reported consolidated statements of operations data and consolidated balance sheet date follows:






CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
                                                                            For the three months ended
                                                                                 December 31, 1999
                                                                         --------------------------------
                                                                          As Restated        As Reported
                                                                      ------------------  ------------------
Loss from Beacon Power Corporation..................................        $  (563,166)        $        --
Net loss............................................................         (2,975,844)         (2,412,678)
Net loss attributable to common stockholders........................         (3,131,788)         (2,568,622)
Net loss per share, basic and diluted...............................              (0.29)              (0.24)

                         SATCON TECHNOLOGY CORPORATION
  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



                                                                            For the three months ended
                                                                                 December 31, 1998
                                                                         ---------------------------------
                                                                          As Restated         As Reported
                                                                      ------------------  ------------------
Loss from Beacon Power Corporation..................................        $(1,440,021)        $   (30,000)
Net loss attributable to common stockholders........................         (1,714,611)           (304,590)
Net loss per share, basic and diluted...............................              (0.19)              (0.03)




CONSOLIDATED BALANCE SHEET DATA:
                                                    December 31, 1999             September 30, 1999
                                               --------------------------    ---------------------------
                                               As Restated    As Reported    As Restated    As Reported
                                               ------------   ------------   ------------   ------------
Investment in Beacon Power Corporation......   $         --   $         --   $    414,729             --
Warrant to purchase Mechanical Technology
 Incorporated common stock..................        516,624             --             --             --
Total assets................................     31,843,813     31,327,189     17,815,103     17,400,374

Funding commitment to
 Beacon Power Corporation...................             --             --        333,333        333,333
Contingent obligation to Class D preferred
 stockholders of Beacon Power Corporation...      5,457,552             --      5,309,115             --
Additional paid-in-capital..................     53,484,074     52,915,521     37,074,161     37,074,161
Accumulated deficit.........................    (33,230,039)   (27,772,487)   (30,254,195)   (25,359,809)
Accumulated other comprehensive loss........        (64,401)       (12,472)            --             --
Total liabilities, redeemable convertible
 preferred stock and stockholders' equity...     31,843,813     31,327,189     17,815,103     17,400,374







  The financial statements for fiscal 1997, 1998 and 1999 had previously been restated in connection with the initial audit of Beacon Power. For a discussion of that restatement, see Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Amendment No. 1 to the Annual Report on Form 10-K as filed on August 15, 2000. The financial statements for the three months ended December 31, 1998 and 1999 have also been previously restated. For a discussion of that restatement, see Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Amendment No. 1 to Form 10-Q for the quarterly period ended December 31, 1999 as filed on August 18, 2000. The as reported financial information presented here includes the effects of the August 15 and 18, 2000 restatements.

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

  The Company performs funded research and development in collaboration with third parties under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each form of contract, the Company receives periodic progress payments or payment upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs indicate a loss, a provision for the entire loss on the contract is recorded. At December 31, 1999 and September 31, 1999, there was no anticipated contract losses.

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



Note C. Significant Events
---------------------------


INVESTMENT IN BEACON POWER CORPORATION


  The Company accounts for its investment in Beacon Power under the equity method of accounting. During the three months ended December 31, 1999, the Company recorded its share of Beacon Power's losses of $563,166 and its investment in Beacon Power was reduced to zero. The Company will continue to record additional losses from Beacon Power to the extent of additional dividends accrued on the contingent obligation to the Class D preferred stockholders of Beacon Power. At December 31, 1999, the contingent obligation to the Class D preferred stockholders is $5,457,552 consisting of $4,750,000 face value and $707,552 of cumulative dividends. During the three months ended December 31, 1998, the Company accounted for its investment in accordance with SAB 30 and included 100% of Beacon Power's losses in its results of operations in a manner similar to the equity method of accounting. In June 1999 in connection with a bridge note financing at Beacon Power, the Company began to account for its investment in Beacon Power under the equity method of accounting.




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



INVESTMENT FROM MECHANICAL TECHNOLOGY INCORPORATED


  On October 21, 1999, the Company received a $7,070,000 investment from Mechanical Technology Incorporated ("MTI"). In consideration for MTI's investment, MTI received 1,030,000 shares of the Company's common stock, $.01 par value per share (the "Common Stock"), at a discounted price of approximately $6.80 per share, and warrants to purchase an additional 100,000 shares of the Company's Common Stock at an exercise price of $8.80 per share and an expiration date four years from the date of issuance. MTI funded $2,570,000 of its investment in the Company on October 21, 1999 and received 370,800 shares of the Company's Common Stock and a warrant to purchase 36,000 shares of the Company's Common Stock. MTI made the remaining investment on January 31, 2000 of $4,500,000 and received 659,200 shares of the Company's Common Stock and a warrant to purchase 64,000 shares of the Company's Common Stock. The Company has recorded approximately $80,000 of legal, accounting, consultation and filing fees as transaction costs. The Company has determined the value of the warrants issued to MTI on October 21, 1999 and January 31, 2000 to be $231,912 and $1,273,509, respectively using the Black-Scholes option pricing model.



  In addition, the Company received a warrant to purchase 108,000 shares of MTI's common stock on October 21, 1999 and a warrant to purchase 192,000 shares of MTI's common stock on January 31, 2000 at exercise prices of $12.56 per share, as adjusted to reflect a 3:1 stock split in April 2000, and expiration dates four years from the date of issuance. The Company has valued the warrant received on October 21, 1999 and January 31, 2000 at $568,553 and $2,926,885, respectively, using the Black-Scholes option pricing model and has recorded the warrants as an asset and additional paid in capital.
In accordance with EITF 96-11 "Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by FASB Statement No. 115", the Company has marked to market the fair value of the warrant at each reporting period date and has recorded any unrealized gains and losses as a component of other comprehensive income/(loss) included in stockholders equity. At December 31, 1999, the warrant issued on October 21, 1999 has an unrealized loss of $51,929, which is included in other comprehensive income/(loss). Upon the adoption of SFAS No 133, the warrants will be considered derivatives and the Company will be required to record unrealized gains or losses in its statement of operations.

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



                                                          FOR THE THREE MONTHS ENDED
                                                       ---------------------------------
                                                                 DECEMBER 31,
                                                       ---------------------------------
                                                             1999             1998
                                                       ----------------  ---------------
  Revenue............................................      $ 4,695,996      $ 5,662,099
  Operating loss (as restated).......................      $(2,763,315)     $  (549,961)
  Net loss (as restated).............................      $(3,294,728)     $(1,962,714)
  Net loss attributable to common stockholders.
   (as restated).....................................      $(3,450,672)     $(1,962,714)
  Net loss per share, basic and diluted.
   (as restated).....................................      $     (0.32)     $     (0.20)


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

                         SATCON TECHNOLOGY CORPORATION
  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note D. Loss per Share
----------------------


  The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of loss:



                                                                                            FOR THE THREE MONTHS ENDED
                                                                                                   DECEMBER 31,
                                                                                             1999                1998
                                                                                      ------------------  ------------------
                                                                                                   (as restated)

     Net loss attributable to common shareholders...................................        $(3,131,788)        $(1,714,611)
                                                                                            ===========         ===========
     BASIC AND DILUTED:
     Common shares outstanding, beginning of period.................................          9,529,649           8,990,249
     Weighted average common shares issued during the period........................          1,263,381                  --
     Weighted average shares repurchased during the period..........................                 --             (10,000)
                                                                                            -----------         -----------
     Weighted average shares outstanding--basic and diluted.........................         10,793,030           8,980,249
                                                                                            ===========         ===========
     Net loss per share, basic and diluted..........................................        $     (0.29)        $     (0.19)
                                                                                            ===========         ===========






  As of December 31, 1999 and 1998, 2,859,394 and 922,616 options and warrants, respectively, were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive.



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
                                                                  =============              =============

                         SATCON TECHNOLOGY CORPORATION
  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note F. Comprehensive income/(loss)
-----------------------------



  The Company's total comprehensive income/(loss) is as follows:



                                                                          FOR THE THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                           1999                 1998
                                                                    -------------------  ------------------
                                                                                  (as restated)

Net loss..........................................................         $(2,975,844)        $(1,714,611)
                                                                           ===========         ===========

Other comprehensive loss, net of tax:
     Unrealized losses on securities..............................                  --         $    (5,666)
     Valuation adjustment for MTI warrants........................         $   (51,929)                 --
     Foreign currency translation adjustment......................             (12,472)                 --
                                                                           -----------         -----------
Other comprehensive loss..........................................         $   (64,401)        $    (5,666)
                                                                           -----------         -----------
Comprehensive loss................................................         $(3,040,245)        $(1,720,277)
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



  The Company provides research and development services in collaboration with third-parties. Film Microelectronics, Inc designs and manufactures power electronics products. The MagMotor Division and Ling Electronics specialize in the engineering and manufacturing of motion-control products.



  The Company evaluates performance based on revenue and profit and loss from operations before income taxes, interest income, interest expense, other income and losses and loss from Beacon Power Corporation, excluding the effects of amortization of intangible assets associated with acquisitions. Common costs not directly attributable to a particular segment are allocated among segments based on management's estimates.

                         SATCON TECHNOLOGY CORPORATION
  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


  The following is a summary of the Company's operations by operating segment:


                                                                                            FOR THE THREE MONTHS ENDED
                                                                                            --------------------------
                                                                                                   DECEMBER 31,
                                                                                                   ------------
                                                                                             1999                1998
                                                                                      ------------------  ------------------
Research and development:
  Funded research and development revenue...........................................        $ 1,394,902         $ 1,730,572
                                                                                            -----------         -----------
  Loss from operations, net of amortization of intangibles..........................        $(1,132,470)        $  (232,507)
                                                                                            ===========         ===========

Power electronic products:
  Product revenue...................................................................        $ 1,808,008         $ 1,218,382
                                                                                            -----------         -----------
  Loss from operations, net of amortization of intangibles..........................        $  (377,783)        $  (112,395)
                                                                                            ===========         ===========

Motion-control products:
  Product revenue...................................................................        $ 1,353,497         $   776,145
                                                                                            -----------         -----------
  (Loss)/income from operations, net of amortization of intangibles.................        $  (690,249)        $   127,803
                                                                                            ===========         ===========



  The following is a summary of the Company's long-lived assets excluding investment in Beacon Power Corporation and a warrant to purchase Mechanical Technology Incorporated common stock, by operating segment:



                                  DECEMBER 31,       SEPTEMBER 30,
                                -----------------  -----------------
                                      1999               1999
                                -----------------  -----------------
Research and development:
  Long-lived assets...........         $6,101,163         $1,717,228
                                       ----------         ----------
Power electronic products:
  Long-lived assets...........         $3,875,105         $3,978,027
                                       ----------         ----------
Motion-control products:
  Long-lived assets...........         $4,544,413         $  863,661
                                       ----------         ----------


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






  The financial statements as of September 30, 1999 and for the three month periods ended December 31, 1999 and 1998 have been restated. The Company determined that the recapitalization of Beacon Power Corporation on December 24, 1997 did not qualify as a divestiture of a subsidiary for accounting purposes in accordance with SEC Staff Accounting Bulletin No. 30/Topic 5E (SAB 30) "Accounting for Divestiture of a Subsidiary or Other Business Operation" as the Company had not transferred risks and other incidents of ownership of Beacon Power with sufficient certainty. In accordance with SAB 30, the Company has included 100% of Beacon Power's net loss in its statements of operations from December 24, 1997 to May 1999 in a manner similar to the equity method of accounting and has included the assets and liabilities transferred to Beacon Power as separate components in its September 30, 1998 balance sheet. In June 1999, in connection with a bridge note financing at Beacon Power, the Company determined that risks and other incidents of ownership of Beacon Power had passed with sufficient certainty to other investors and the Company began accounting for its investment in Beacon Power under the equity method of accounting. The Company has recorded the face value of and cumulative dividends on Beacon Power's Class D preferred stock issued on October 23, 1998 as an additional investment in Beacon Power. The Class D preferred stockholders have the right to require the Company to purchase their shares of Class D preferred stock in certain events. While the Company currently believes that the Class D preferred stockholders will not exercise this right, the Company has recorded the face value and the cumulative dividends as a liability.



    In addition as of December 31, 1999, the Company has restated its balance sheet to record the fair value of warrants received from Mechanical Technology Incorporated in connection with the Company's October 1999 issuance of common stock to Mechanical Technology Incorporated. See Note C to the financial statements for additional discussion.



The financial statements reflect the following changes:









- As of September 30, 1999, the Company recorded its net investment balance in Beacon Power of $415,000 and its contingent obligation to the Class D preferred stockholders of Beacon Power of $5.3 million.



- The Company's share of Beacon Power's net loss for the three months ended December 31, 1999 and 1998 increased by $563,000 and $1,410,000, respectively.



- As of December 31, 1999, the Company has recorded the contingent obligation to the Class D preferred stockholders of Beacon Power of $5.5 million.



         As of December 31, 1999, the Company has recorded the fair value of the warrant to purchase Mechanical Technology Incorporated common stock of $517,000 and has recorded an unrealized loss of $52,000.







    The financial statements for fiscal 1997, 1998 and 1999 had previously been restated in connection with the initial audit of Beacon Power. For a discussion of that restatement see Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Amendment No. 1 to its Annual Report on Form 10-K as filed on August 15, 2000. The financial statements for the three months ended December 31, 1998 and 1999 have also been previously restated. For a discussion of that restatement, see Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Amendment No 1 to Form 10-Q for the quarterly period ended December 31, 1999 as filed on August 18, 2000. The financial information presented here includes the effects of the August 15 and 18, 2000 restatements.






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



    The results of the Company's operations include $3.1 million loss of Beacon Power from May 8, 1997 to December 24, 1997 under the consolidation method of accounting. On December 24, 1997, the Company began accounting for its investment in Beacon Power in accordance with SAB 30 and has included 100% of Beacon Power's $7.1 million loss for the period from December 25, 1997 through May 1999, in a manner similar to the equity method of accounting at which time the Company's initial investment of $1.9 million and the additional investment of $4.8 million and accrued dividends of $410,000 had been written down to zero. In June 1999, the Company committed up to $1.0 million of additional financing to Beacon Power, representing a minority share of a funding commitment received by Beacon Power and the Company began accounting for its investment in Beacon Power under the equity method of accounting and has included in its results through December 31, 1999 its share of Beacon Power's losses of $1.3 million. As of December 31, 1999, the Company's investment in Beacon Power had been reduced to zero and the Company's contingent obligation to Beacon Power's Class D preferred stockholders was $5.5 million. The Company will continue to record additional losses from Beacon Power to the extent of additional dividends accrued on the contingent obligation to the Class D preferred stockholders of Beacon Power.



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



    The Company has incurred significant costs to develop its technology and products. These cost have exceeded total revenue. As a result, the Company has incurred net losses in each of the past five fiscal years and for the three months ended December 31, 1999. As of December 31, 1999, the Company had an accumulated deficit of $33.2 million. The Company intends to significantly increase its capital expenditures and operating expenses to rapidly expand its manufacturing capabilities and for general corporate purposes, including product development activities, sales and marketing and administrative activities. Because the Company expects to continue to invest in its business ahead of anticipated future revenues, the Company expects to incur operating losses for at least the next two years.

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



     AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased by $165,000 or 212% from $78,000 to $243,000. The increase was the result of amortization of intangibles recorded in connection with the acquisition of Ling Electronics in 1999 and certain intellectual property and other intangible assets from Northrop Grumman in November 1999.



    LOSS FROM BEACON POWER CORPORATION. Loss from Beacon Power decreased by $877,000 or 61% from $1.4 million to $563,000. For the three months ended December 31, 1999, the Company recorded $563,000 of its share of Beacon Power's losses under the equity method of accounting as its investment has been reduced to zero as of December 31, 1999. For the three months ended December 31, 1998, the Company recorded 100% of Beacon Power's losses of $1.4 million and in accordance with SAB 30, in a manner similar to equity method accounting.



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



  On October 23, 1998, the Company granted the purchasers of Beacon Power's Class D redeemable preferred stock the right to cause us under certain circumstances to purchase all of Beacon Power's shares of Class D redeemable preferred stock issued to those purchasers and upon exercise of this put right, the Company must pay $4.8 million plus cumulative dividends at 12.5% per year since October 23, 1998 through May 22, 2000 and 6% per year thereafter in its common stock. The Company has recorded as of December 31, 1999, the face value of the put right of $4.8 million plus cumulative dividends of $708,000 as a liability. If the put right is exercised, the Company would reclassify the value of the contingent obligation to the Class D preferred stockholders of Beacon Power to common stock and additional paid in capital.

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



  On October 23, 1998, the Company granted the purchasers of Beacon Power Class D preferred stock the right to cause the Company, under the circumstances described below, to purchase all of Beacon Power's shares issued to those purchasers and, upon exercise of this "put right," the Company must pay $4,750,000 plus cumulative dividends at 12 1/2% per year from October 23, 1998 through May 22, 2000 and 6% per year thereafter in its common stock, valued at the average fair value for the fifteen trading days before and after notice of exercise of the put right. The put right is exercisable within sixty days of the second, third, fourth and fifth anniversary of the closing date of the transaction, upon certain events of bankruptcy of Beacon Power and upon the occurrence of certain going private transactions involving the Company. If the put right is exercised, the Company will reclassify the contingent obligation to the Class D stockholders to common stock and additional paid in capital.


EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS


  In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 (SFAS No. 137), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The Company will adopt SFAS No. 133 beginning in the first quarter of the fiscal year ending September 30, 2001. Upon adoption of SFAS No. 133, the Company will be required to record any unrealized gains or losses on the fair value of its investment in derivatives in its results of operations and the Company will record a cumulative adjustment to reflect the impact of adopting this accounting standard.



  The Company currently does not expect that the adaption of SFAS No. 133 will have a material impact on its financial condition or results of operations.


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


                                             SATCON TECHNOLOGY CORPORATION


Date:  September 18, 2000                    By:  /s/ Sean F. Moran
                                                  ---------------------
                                                  Sean F. Moran, Chief Financial
                                                  Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

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