Form 10-Q/A
period 2000-03-31
SATCON TECHNOLOGY CORP
filed 2000-09-19
CIK 889423

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

                               TABLE OF CONTENTS

                         PART I: FINANCIAL INFORMATION


                                                                PAGE
                                                              --------
ITEM 1: RESTATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (As restated) (Unaudited).......      1
Consolidated Statements of Operations (As restated)
  (Unaudited)...............................................      2
Consolidated Statement of Changes in Stockholders' Equity
  (As restated) (Unaudited).................................      3
Consolidated Statements of Cash Flows (As restated)
  (Unaudited)...............................................      4
Notes to Interim Consolidated Financial Statements
  (Unaudited)...............................................      5

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS..................     14

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................     19

                      PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...................................     20
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........     20
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................     20
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................     20
ITEM 5. OTHER INFORMATION...................................     21
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     21

SIGNATURE...................................................     22
EXHIBIT INDEX...............................................     23

                         PART I: FINANCIAL INFORMATION


ITEM 1: RESTATED FINANCIAL STATEMENTS



                         SATCON TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (AS RESTATED)



                                                               MARCH 31,     SEPTEMBER 30,
                                                                  2000           1999
                                                              ------------   -------------
                                                              (UNAUDITED)
                                                              ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 9,746,244    $  2,533,072
  Accounts receivable, net of allowance of $441,208 at
    March 31, 2000 and $386,686 at September 30, 1999.......    6,623,053       2,799,143
  Unbilled contract costs and fees, net of allowance of
    $746,121 at March 31, 2000 and September 30, 1999.......    1,255,581       1,462,201
  Inventory.................................................    7,613,256       3,697,972
  Loan to Beacon Power Corporation..........................      300,000              --
  Prepaid expenses and other current assets.................      535,771         349,070
                                                              ------------   ------------
    Total current assets....................................   26,073,905      10,841,458
Investment in Beacon Power Corporation......................           --         414,729
Warrants to purchase Mechanical Technology Incorporated
  common stock..............................................    5,708,949              --
Property and equipment, net.................................    4,585,628       3,260,632
Intangibles, net............................................    9,732,692       3,194,609
Other long-term assets......................................      219,771         103,675
                                                              ------------   ------------
    Total assets............................................  $46,320,945    $ 17,815,103
                                                              ============   ============
  LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                     STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,443,741    $  1,563,605
  Accrued payroll and payroll related expenses..............    1,015,331         479,888
  Deferred revenue..........................................      436,375         113,179
  Funding commitment to Beacon Power Corporation............           --         333,333
  Other accrued expenses....................................    1,135,425         620,874
  Current portion of long-term debt.........................       16,848          16,226
                                                              ------------   ------------
    Total current liabilities...............................    4,047,720       3,127,105
Long-term debt, net of current portion......................       25,602          33,871
Other long-term liabilities.................................       29,735          29,735
Contingent obligation to Class D preferred stockholders of
  Beacon Power Corporation..................................    5,605,990       5,309,115
Redeemable convertible preferred stock......................           --       4,894,112
Stockholders' equity:
  Preferred stock; $.01 par value, 1,000,000 shares
    authorized; none and 8,000 shares Series A redeemable
    convertible preferred stock issued and outstanding at
    March 31, 2000 and September 30, 1999, respectively.....           --              --
  Common stock, $.01 par value, 25,000,000 shares
    authorized; 13,663,382 and 9,617,009 shares issued at
    March 31, 2000 and September 30, 1999, respectively.....      136,634          96,170
  Additional paid-in capital................................   71,610,617      37,074,161
  Shares held in escrow, at market value; 42,860 shares at
    March 31, 2000 and September 30, 1999...................   (1,117,039)       (428,600)
  Amounts receivable from exercise of stock options.........     (700,001)     (1,816,667)
  Accumulated deficit.......................................  (35,262,786)    (30,254,195)
  Accumulated other comprehensive income....................    2,194,177              --
  Treasury stock, at cost; 44,500 shares at March 31, 2000
    and September 30, 1999..................................     (249,704)       (249,704)
                                                              ------------   ------------
    Total stockholders' equity..............................   36,611,898       4,421,165
                                                              ------------   ------------
      Total liabilities, redeemable convertible preferred
       stock and stockholders' equity.......................  $46,320,945    $ 17,815,103
                                                              ============   ============


   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                 (AS RESTATED)


                                  (UNAUDITED)


                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     MARCH 31,                   MARCH 31,
                                             -------------------------   -------------------------
                                                2000          1999          2000          1999
                                             -----------   -----------   -----------   -----------
Product revenue............................  $ 5,648,570   $ 1,772,226   $ 8,810,075   $ 3,766,753
Funded research and development revenue....    1,895,857     1,889,994     3,290,759     3,620,566
                                             -----------   -----------   -----------   -----------
  Total revenue............................    7,544,427     3,662,220    12,100,834     7,387,319
Cost of product revenue....................    4,885,985     1,915,144     7,887,163     3,438,821
                                             -----------   -----------   -----------   -----------
Gross margin...............................    2,658,442     1,747,076     4,213,671     3,948,498
                                             -----------   -----------   -----------   -----------
Research and development expenses..........    1,892,822     1,465,434     3,616,017     2,894,375
Selling, general and administrative
  expenses.................................    2,420,168     1,028,748     4,452,704     2,018,328
Amortization of intangibles................      328,955        94,035       571,563       171,793
                                             -----------   -----------   -----------   -----------
Total operating expenses...................    4,641,945     2,588,217     8,640,284     5,084,496
                                             -----------   -----------   -----------   -----------
Operating loss.............................   (1,983,503)     (841,141)   (4,426,613)   (1,135,998)
Loss from Beacon Power Corporation.........     (148,438)   (1,382,942)     (711,604)   (2,822,963)
Other income/(loss)........................       14,308        (9,012)       11,525        (9,012)
Interest income............................       86,033        11,803       120,156        32,070
Interest expense...........................       (1,147)      (28,548)       (2,055)      (28,548)
                                             -----------   -----------   -----------   -----------
Net loss...................................   (2,032,747)   (2,249,840)   (5,008,591)   (3,964,451)
Accretion of redeemable convertible
  preferred stock discount.................   (2,949,944)           --    (3,105,888)           --
                                             -----------   -----------   -----------   -----------
Net loss attributable to common
  stockholders.............................  $(4,982,691)  $(2,249,840)  $(8,114,479)  $(3,964,451)
                                             ===========   ===========   ===========   ===========
Net loss per weighted average share, basic
  and diluted..............................  $     (0.40)  $     (0.25)  $     (0.70)  $     (0.44)
                                             ===========   ===========   ===========   ===========
Weighted average number of common shares,
  basic and diluted........................   12,398,497     9,059,082    11,595,763     9,019,666
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

                                                                                                  AMOUNTS
                                                                                                RECEIVABLE
                                                                        COMMON      COMMON         FROM
                                                         ADDITIONAL     SHARES       STOCK      EXERCISE OF
                                   COMMON      COMMON      PAID-IN     HELD IN      HELD IN        STOCK      ACCUMULATED
                                   SHARES      STOCK       CAPITAL      ESCROW      ESCROW        OPTIONS       DEFICIT
                                 ----------   --------   -----------   --------   -----------   -----------   ------------
Balance, September 30, 1999 (as
  restated)....................   9,617,009   $96,170    $37,074,161    42,860    $  (428,600)  $(1,816,667)  $(30,254,195)
Net loss.......................          --        --             --        --             --            --    (5,008,591)
Common stock issued in
  connection with Ling
  acquisition..................     770,000     7,700      7,748,656        --             --            --            --
Common stock issued in
  connection with MTI
  investment...................   1,030,000    10,300      6,964,926        --             --            --            --
MTI warrants received in
  connection with MTI
  investment...................          --        --      3,495,438        --             --            --            --
Valuation adjustment for MTI
  warrants.....................          --        --             --        --             --            --            --
Common stock issued in
  connection with NGC
  acquisition..................     578,761     5,788      5,465,770        --             --            --            --
Conversion of redeemable
  preferred stock into common
  stock........................   1,025,641    10,256      7,989,744        --             --            --            --
Exercise of common stock
  options......................     623,971     6,240      4,962,978        --             --     1,116,666            --
Exercise of common stock
  warrants.....................      18,000       180        140,220        --             --            --            --
Valuation adjustment for common
  stock held in escrow.........          --        --        688,439        --       (688,439)           --            --
Amortization of deferred
  consulting expense related to
  shares held in escrow........          --        --        186,173        --             --            --            --
Accretion of redeemable
  convertible preferred stock
  discount.....................          --        --     (3,105,888)       --             --            --            --
Foreign currency translation
  adjustment...................          --        --             --        --             --            --            --
                                 ----------   --------   -----------    ------    -----------   -----------   ------------
Balance, March 31, 2000........  13,663,382   $136,634   $71,610,617    42,860    $(1,117,039)  $  (700,001)  $(35,262,786)
                                 ==========   ========   ===========    ======    ===========   ===========   ============


                                  ACCUMULATED
                                     OTHER                                   TOTAL
                                 COMPREHENSIVE    TREASURY   TREASURY    STOCKHOLDERS'
                                 INCOME/(LOSS)     SHARES      STOCK        EQUITY
                                 --------------   --------   ---------   -------------
Balance, September 30, 1999 (as
  restated)....................            --      44,500    $(249,704)   $ 4,421,165
Net loss.......................            --          --           --     (5,008,591)
Common stock issued in
  connection with Ling
  acquisition..................            --          --           --      7,756,356
Common stock issued in
  connection with MTI
  investment...................            --          --           --      6,975,226
MTI warrants received in
  connection with MTI
  investment...................            --          --           --      3,495,438
Valuation adjustment for MTI
  warrants.....................     2,213,511          --           --      2,213,511
Common stock issued in
  connection with NGC
  acquisition..................            --          --           --      5,471,558
Conversion of redeemable
  preferred stock into common
  stock........................            --          --           --      8,000,000
Exercise of common stock
  options......................            --          --           --      6,085,884
Exercise of common stock
  warrants.....................            --          --           --        140,400
Valuation adjustment for common
  stock held in escrow.........            --          --           --             --
Amortization of deferred
  consulting expense related to
  shares held in escrow........            --          --           --        186,173
Accretion of redeemable
  convertible preferred stock
  discount.....................            --          --           --     (3,105,888)
Foreign currency translation
  adjustment...................       (19,334)         --           --        (19,334)
                                  -----------      ------    ---------    -----------
Balance, March 31, 2000........   $ 2,194,177      44,500    $(249,704)   $36,611,898
                                  ===========      ======    =========    ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (AS RESTATED)


                                  (UNAUDITED)


                                                              SIX MONTHS ENDED MARCH 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(5,008,591)   $(3,964,451)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization.........................      977,691        467,089
      Allowance for doubtful accounts.......................       54,522         48,164
      Allowance for inventory excess and obsolescence.......      150,000        491,071
      Loss from Beacon Power Corporation....................      711,604      2,822,963
      Loss on sale of marketable securities.................           --          9,012
      Non-cash compensation expense related to issuance of
        common stock options to non-employees...............           --         56,362
      Non-cash compensation expense related to common stock
        held in escrow......................................      186,173             --
    Changes in operating assets and liabilities, net of
      effects of acquisitions:
      Accounts receivable...................................   (1,941,409)        34,420
      Unbilled contract costs and fees......................      206,620     (1,357,776)
      Prepaid expenses and other current assets.............       73,538            390
      Inventory.............................................      268,707     (1,413,350)
      Other long-term assets................................      (76,281)       554,131
      Accounts payable......................................     (761,551)        14,115
      Accrued expenses and payroll..........................       47,920        127,789
      Other liabilities.....................................      309,696         39,478
                                                              -----------    -----------
    Total adjustments.......................................      207,230      1,893,858
                                                              -----------    -----------
Net cash used in operating activities.......................   (4,801,361)    (2,070,593)
                                                              -----------    -----------

Cash flows from investing activities:
  Sales and maturities of marketable securities.............           --        262,504
  Patent and intangible expenditures........................      (94,718)       (40,167)
  Purchase of property and equipment........................     (368,076)      (196,170)
  Cash used in acquisitions.................................      (24,054)      (245,876)
  Loan to Beacon Power Corporation..........................     (300,000)            --
  Investment in Beacon Power Corporation....................     (333,333)       (30,000)
                                                              -----------    -----------
Net cash used in investing activities.......................   (1,120,181)      (249,709)
                                                              -----------    -----------

Cash flows from financing activities:
  Borrowings under line of credit...........................           --      1,521,481
  Repayment of borrowings...................................       (7,647)      (100,000)
  Net proceeds from issuance of common stock................    6,975,226             --
  Proceeds from exercise of stock options and warrants......    6,226,284             --
  Purchase of treasury stock................................           --        (76,628)
  Deferred financing fees...................................      (39,815)            --
                                                              -----------    -----------
Net cash provided by financing activities...................   13,154,048      1,344,853
                                                              -----------    -----------
Effect of foreign currency exchange rates on cash and cash
  equivalents...............................................      (19,334)            --
                                                              -----------    -----------
Net increase/(decrease) in cash and cash equivalents........    7,213,172       (975,449)
Cash and cash equivalents at beginning of period............    2,533,072      1,201,610
                                                              -----------    -----------
Cash and cash equivalents at end of period..................  $ 9,746,244    $   226,161
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



    The financial statements as of September 30, 1999 and for the three and six month periods ended March 31, 1999 and 2000 have been restated. The Company has determined that the recapitalization of Beacon Power Corporation on December 24, 1997 did not qualify as a divestiture of a subsidiary for accounting purposes in accordance with SEC Staff Accounting Bulletin
No. 30/Topic 5E (SAB 30) "Accounting for Divestiture of a Subsidiary or Other Business Operation" as the Company had not transferred risks and other incidents of ownership of Beacon Power with sufficient certainty. In accordance with SAB 30, the Company has included 100% of Beacon Power's net loss in its statements of operations from December 24, 1997 to May 1999 in a manner similar to the equity method of accounting and has included the assets and liabilities transferred to Beacon Power as separate components in its September 30, 1998 balance sheet. In June 1999, in connection with a bridge note financing at Beacon Power, the Company determined that risks and other incidents of ownership of Beacon Power had passed with sufficient certainty to other investors and the Company began accounting for its investment in Beacon Power under the equity method of accounting. The Company has recorded the face value of and cumulative dividends on Beacon Power's Class D preferred stock issued on October 23, 1998 as an additional investment in Beacon Power. The Class D preferred stockholders of Beacon Power have the right to require the Company to purchase their shares of Class D preferred stock in certain events. While the Company currently believes that the Class D preferred stockholders will not exercise this right, the Company has recorded the face value and the cumulative dividends as a liability.



    In addition as of March 31, 2000, the Company has restated its balance sheet to record the fair value of warrants received from Mechanical Technology Incorporated in connection with the Company's October 1999 and January 2000 issuance of common stock to Mechanical Technology Incorporated. See Note C for additional discussion.



    The financial statements reflect the following changes:



    - As of September 30, 1999, the Company recorded its net investment balance in Beacon Power of $414,729 and its contingent obligation to the Class D preferred stockholders of Beacon Power of $5,309,115.



    - The Company's share of Beacon Power's net loss for the three and six months ended March 31, 2000 and 1999 increased by $148,438, $711,604, $1,382,942, and $2,792,963, respectively.



    - As of March 31, 2000, the Company has recorded the contingent obligation to the Class D preferred stockholders of Beacon Power of $5,605,990.

                         SATCON TECHNOLOGY CORPORATION

    - As of March 31, 2000, the Company has recorded the fair value of the warrants to purchase Mechanical Technology Incorporated common stock of $5,708,949 and has recorded an unrealized gain of $2,213,511.



    The as restated and as reported consolidated statements of operations data and consolidated balance sheet data follows:



CONSOLIDATED STATEMENTS OF OPERATIONS DATA:



                                                                    THREE MONTHS ENDED
                                                                      MARCH 31, 2000
                                                             --------------------------------
                                                               AS RESTATED      AS REPORTED
                                                             ---------------   --------------
Loss from Beacon Power Corporation.........................    $  (148,438)     $        --
Net loss...................................................     (2,032,747)      (1,884,309)
Net loss attributable to common stockholders...............     (4,982,691)      (4,834,253)
Net loss per weighted average share, basic and diluted.....          (0.40)           (0.39)



                                                                    THREE MONTHS ENDED
                                                                      MARCH 31, 1999
                                                             --------------------------------
                                                               AS RESTATED      AS REPORTED
                                                             ---------------   --------------
Loss from Beacon Power Corporation.........................    $(1,382,942)     $        --
Net loss attributable to common stockholders...............     (2,249,840)        (866,898)
Net loss per weighted average share, basic and diluted.....          (0.25)           (0.10)



                                                                     SIX MONTHS ENDED
                                                                      MARCH 31, 2000
                                                             --------------------------------
                                                               AS RESTATED      AS REPORTED
                                                             ---------------   --------------
Loss from Beacon Power Corporation.........................   $   (711,604)     $         --
Net loss...................................................     (5,008,591)       (4,296,987)
Net loss attributable to common stockholders...............     (8,114,479)       (7,402,875)
Net loss per weighted average share, basic and diluted.....          (0.70)            (0.64)



                                                                     SIX MONTHS ENDED
                                                                      MARCH 31, 1999
                                                             --------------------------------
                                                               AS RESTATED      AS REPORTED
                                                             ---------------   --------------
Loss from Beacon Power Corporation.........................   $ (2,822,963)     $    (30,000)
Net loss attributable to common stockholders...............     (3,964,451)       (1,171,488)
Net loss per weighted average share, basic and diluted.....          (0.44)            (0.13)

                         SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEET DATA:


                                                     MARCH 31, 2000              SEPTEMBER 30, 1999
                                               ---------------------------   ---------------------------
                                               AS RESTATED    AS REPORTED    AS RESTATED    AS REPORTED
                                               ------------   ------------   ------------   ------------
Investment in Beacon Power Corporation......   $         --   $         --   $    414,729   $         --
Warrants to purchase Mechanical Technology
 Incorporated common stock..................      5,708,949             --             --             --
Total assets................................     46,320,945     40,611,996     17,815,103     17,400,374
Funding commitment to Beacon Power
 Corporation................................             --             --        333,333        333,333
Contingent obligation to Class D preferred
 stockholders of Beacon Power Corporation...      5,605,990             --      5,309,115             --
Additional paid-in-capital..................     71,610,617     68,115,179     37,074,161     37,074,161
Accumulated deficit.........................    (35,262,786)   (29,656,796)   (30,254,195)   (25,359,809)
Accumulated other comprehensive
 income/(loss)..............................      2,194,177        (19,334)            --             --
Total liabilities, redeemable convertible
 preferred stock and stockholders' equity...     46,320,945     40,611,996     17,815,103     17,400,374



    The financial statements for fiscal 1997, 1998 and 1999 had previously been restated in connection with the initial audit of Beacon Power. For a discussion of that restatement, see Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Amendment No. 1 to the Annual Report on Form 10-K as filed on August 15, 2000. The financial statements for the three and six months ended March 31, 1999 and six months ended March 31, 2000 have also been previously restated. For a discussion of that restatement, see Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Amendment No. 1 to Form 10-Q for the quarterly period ended March 31, 2000 as filed on August 18, 2000. The as reported financial information presented here includes the effects of the August 15 and 18, 2000 restatements.


NOTE B.  SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

    Revenue from manufactured products is recognized upon shipment, or if the product requires installation, then revenue is recognized upon installation of the product. The Company provides for a warranty reserve at the time the product revenue is recognized.


    The Company performs funded research and development in collaboration with third parties under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, the Company receives periodic progress payments or payment upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs indicate a loss, a provision for the entire loss on the contract is recorded. As of March 31, 2000, the Company has accrued $50,000 for anticipated contract losses. There were no anticipated contract losses at September 30, 1999.

                         SATCON TECHNOLOGY CORPORATION

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

NOTE C.  SIGNIFICANT EVENTS

INVESTMENT IN BEACON POWER CORPORATION


    The Company accounts for its investment in Beacon Power under the equity method of accounting. During the three and six months ended March 31, 2000, the Company recorded its share of Beacon Power's losses of $148,438 and $711,604, respectively. The Company's investment in Beacon Power was reduced to zero as of December 31, 1999. The Company will continue to record additional losses from Beacon Power to the extent of additional dividends accrued on the contingent obligation to the Class D preferred stockholders of Beacon Power. At March 31, 2000, the contingent obligation to the Class D preferred stockholders is $5,405,990 consisting of $4,750,000 face value and $855,990 of cumulative dividends. During the three and six months ended March 31, 1999, the Company accounted for its investment in accordance with SAB 30 and included 100% of Beacon Power's losses in its results of operations in a manner similar to the equity method of accounting. In June 1999, in connection with a bridge note financing at Beacon Power, the Company determined that risks and other incidents of ownership of Beacon Power had passed with sufficient certainty to other investors and the Company began to account for its investment in Beacon Power under the equity method of accounting.


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

                         SATCON TECHNOLOGY CORPORATION

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



    In addition, the Company received a warrant to purchase 108,000 shares of MTI's common stock on October 21, 1999 and a warrant to purchase 192,000 shares of MTI's common stock on January 31, 2000 at exercise prices of $12.56 per share, as adjusted to reflect a 3:1 stock split in April 2000, and expiration dates four years from the date of issuance. The Company has valued the warrant received on October 21, 1999 and January 31, 2000 at $568,553 and $2,926,885,
respectively, using the Black-Scholes option pricing model and has recorded the warrants as an asset and additional paid in capital. In accordance with EITF 96-11 "Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by FASB Statement No. 115", the Company has marked to market the fair value of the warrant at each reporting period date and has recorded any unrealized gains and losses as a component of other comprehensive income/(loss) included in stockholders' equity. At March 31, 2000, the warrants have an unrealized gain of $2,213,511 which is included in other comprehensive income/loss. Upon the adoption of SFAS No. 133, the warrants will be considered derivatives and the Company will be required to record unrealized gains or losses in its statement of operations.


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

    The following unaudited pro forma financial information combines the Company's and Ling Electronics' results of operations as if the acquisition had taken place on October 1, 1998. The pro forma results are not necessarily indicative of what the results of operations actually would have been if the transaction had

                         SATCON TECHNOLOGY CORPORATION
occurred on the applicable dates indicated and are not intended to be indicative of future results of operations.


                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     MARCH 31,                   MARCH 31,
                                             -------------------------   -------------------------
                                                2000          1999          2000          1999
                                             -----------   -----------   -----------   -----------
Revenue....................................  $ 7,544,427   $ 5,837,220   $12,240,423   $11,499,319
Operating loss.............................  $(1,983,503)  $(1,160,905)  $(4,746,818)  $(1,703,206)
Net loss (as restated).....................  $(2,032,747)  $(2,571,945)  $(5,327,475)  $(4,534,659)
Net loss attributable to common
  stockholders (as restated)...............  $(4,982,691)  $(2,571,945)  $(8,433,363)  $(4,534,659)
Net loss per share, basic and diluted (as
  restated)................................       $(0.40)       $(0.26)       $(0.72)       $(0.46)


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

PREFERRED STOCK CONVERSION


    On March 7, 2000, the preferred stockholders elected to convert all 8,000 shares of the redeemable preferred stock into 1,025,641 shares of the Company's Common Stock, which resulted in the accretion of an additional $2,789,031 of the discount on redeemable preferred stock.

                         SATCON TECHNOLOGY CORPORATION

NOTE D.  LOSS PER SHARE

    The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:


                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      MARCH 31,                       MARCH 31,
                                            -----------------------------   -----------------------------
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
                                            (AS RESTATED)   (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
Net loss attributable to common
  stockholders............................   $(4,982,691)    $(2,249,840)    $(8,114,479)    $(3,964,451)
                                             ===========     ===========     ===========     ===========
BASIC AND DILUTED:
Common shares outstanding, beginning of
  period..................................    11,309,210       8,978,249       9,529,649       8,990,249
Weighted average common shares issued
  during the period.......................     1,089,287          83,333       2,066,114          41,667
Weighted average shares repurchased during
  the period..............................            --          (2,500)             --         (12,250)
                                             -----------     -----------     -----------     -----------
Weighted average shares outstanding--basic
  and diluted.............................    12,398,497       9,059,082      11,595,763       9,019,666
                                             ===========     ===========     ===========     ===========
Net loss per weighted average share, basic
  and diluted.............................        $(0.40)         $(0.25)         $(0.70)         $(0.44)
                                             ===========     ===========     ===========     ===========


------------------------


    As of March 31, 2000 and 1999, 2,646,624 and 1,374,616 common stock equivalents, respectively, were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive.


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
                                                              ==========    ==========

                         SATCON TECHNOLOGY CORPORATION

NOTE F.  COMPREHENSIVE INCOME/(LOSS)



    The Company's total comprehensive income/(loss) is as follows:



                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       MARCH 31,                       MARCH 31,
                                             -----------------------------   -----------------------------
                                                 2000            1999            2000            1999
                                             -------------   -------------   -------------   -------------
                                             (AS RESTATED)   (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
Net loss...................................   $(2,032,747)    $(2,249,840)    $(5,008,591)    $(3,964,451)
                                              ===========     ===========     ===========     ===========

Other comprehensive income/(loss), net of
  tax:
  Unrealized gains/(losses) on
    securities.............................            --             961              --          (4,705)
  Valuation adjustment for MTI warrants....     2,265,440              --       2,213,511              --
  Foreign currency translation
    adjustment.............................        (6,862)             --         (19,334)             --
                                              -----------     -----------     -----------     -----------
Other comprehensive income/(loss)..........     2,258,578             961       2,194,177          (4,705)
                                              -----------     -----------     -----------     -----------
Comprehensive income/(loss)................   $   225,831     $(2,248,879)    $(2,814,414)    $(3,969,156)
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
                                               ===========   ==========   ===========   ==========


    The following is a summary of the Company's long-lived assets excluding investment in Beacon Power Corporation and warrants to purchase Mechanical Technology Incorporated common stock, by operating segment:


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



    The financial statements as of September 30, 1999 and for the three and six month periods ended March 31, 1999 and 2000 have been restated. The Company has determined that the recapitalization of Beacon Power Corporation on December 24, 1997 did not qualify as a divestiture of a subsidiary for accounting purposes in accordance with SEC Staff Accounting Bulletin
No. 30/Topic 5E (SAB 30) "Accounting for Divestiture of a Subsidiary or Other Business Operation" as the Company had not transferred risks and other incidents of ownership of Beacon Power with sufficient certainty. In accordance with SAB 30, the Company has included 100% of Beacon Power's net loss in its statements of operations from December 24, 1997 to May 1999 in a manner similar to the equity method of accounting and has included the assets and liabilities transferred to Beacon Power as separate components in its September 30, 1998 balance sheet. In June 1999, in connection with a bridge note financing at Beacon Power, the Company determined that risks and other incidents of ownership of Beacon Power had passed with sufficient certainty to other investors and the Company began accounting for its investment in Beacon Power under the equity method of accounting. The Company has recorded the face value of and cumulative dividends on Beacon Power's Class D preferred stock issued on October 23, 1998 as an additional investment in Beacon Power. The Class D preferred stockholders of Beacon Power have the right to require the Company to purchase their shares of Class D preferred stock in certain events. While the Company currently believes that the Class D preferred stockholders will not exercise this right, the Company has recorded the face value and the cumulative dividends as a liability.



    In addition as of March 31, 2000, the Company has restated its balance sheet to record the fair value of warrants received from Mechanical Technology Incorporated in connection with the Company's October 1999 and January 2000 issuance of common stock to Mechanical Technology Incorporated. See Note C to the financial statements for additional discussion.



    The financial statements reflect the following changes:



    - As of September 30, 1999, the Company recorded its net investment balance in Beacon Power of $415,000 and its contingent obligation to the Class D preferred stockholders of Beacon Power of $5.3 million.



    - The Company's share of Beacon Power's net loss for the three and six months ended March 31, 2000 and 1999 increased by $148,000, $712,000, $1,383,000, and $2,793,000, respectively.



    - As of March 31, 2000, the Company has recorded the contingent obligation to the Class D preferred stockholders of Beacon Power of $5.6 million.



    - As of March 31, 2000, the Company has recorded the fair value of the warrants to purchase Mechanical Technology Incorporated common stock of $5.7 million and has recorded an unrealized gain of $2.2 million.



    The financial statements for fiscal 1997, 1998 and 1999 had previously been restated in connection with the initial audit of Beacon Power. For a discussion of that restatement, see Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Amendment No. 1 to its Annual Report on Form 10-K as filed on August 15, 2000. The financial statements for the three and six months ended March 31, 1999 and six months ended March 31, 2000 have also been previously restated. For a discussion of that restatement, see Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Amendment No. 1 to Form 10-Q for the quarterly period ended March 31, 2000, as filed on August 18, 2000. The financial information presented here includes the effects of the August 15 and 18, 2000 restatements.


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



    The results of the Company's operations include $3.1 million loss of Beacon Power from May 8, 1997 to December 24, 1997 under the consolidation method of accounting. On December 24, 1997, the Company began accounting for its investment in Beacon Power in accordance with SAB 30 and has included 100% of Beacon Power's $7.1 million loss for the period from December 25, 1997 through May 1999 in a manner similar to the equity method of accounting, at which time, the Company's initial investment of $1.9 million and the additional deemed investment of $4.8 million and accrued dividends of $410,000 had been written down to zero. In June 1999, the Company committed up to $1.0 million of additional financing to Beacon Power, representing a minority share of a funding commitment received by Beacon Power and the Company began accounting for its investment in Beacon Power under the equity method of accounting and has included in its results through March 31, 2000 its share of Beacon Power's losses of $2.1 million. As of December 31, 1999, the Company's additional investment in Beacon Power had been reduced to zero and the Company's contingent obligation to Beacon Power's Class D preferred stockholders at March 31, 2000 was $5.6 million. The Company will continue to record additional losses from Beacon Power to the extent of additional dividends accrued on the contingent obligation to the Class D preferred stockholders of Beacon Power.


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


    The Company has incurred significant costs to develop its technology and products. These cost have exceeded total revenue. As a result, the Company has incurred net losses in each of the past five fiscal years and for the six months ended March 31, 2000. As of March 31, 2000, the Company had an accumulated deficit of $35.2 million. The Company intends to significantly increase its capital expenditures and operating expenses to rapidly expand its manufacturing capabilities and for general corporate purposes, including product development activities, sales and marketing and administrative activities. Because the Company expects to continue to invest in its business ahead of anticipated future revenues, the Company expects to incur operating losses for at least the next two years.


RESULTS OF OPERATIONS


    COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 (AS RESTATED) AND MARCH 31,
     1999 (AS RESTATED)


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


    GROSS MARGIN. Gross margin increased by $911,000 or 52% from $1.7 million to $2.7 million. Gross margin from products increased by $906,000 and gross margin from product revenue as a percentage of product revenue increased to 14% from (8%). The improvement in gross margin from product revenue as a percentage of revenue is due to improved plant utilization at MagMotor and also to higher revenue and gross margin from Ling Electronics.


    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $427,000 or 29% from $1.5 million to $1.9 million. The increase was attributable to the Company's increased focus on internally funded research and development projects including the development of power conversion products for the distributed power generation market.


    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.4 million or 135% from $1.0 million to $2.4 million. The increase was primarily due to the inclusion of $725,000 of costs from Ling Electronics, $300,000 of costs for facilities and staffing in an effort to meet expected growth and demand for our products and in 1999 and the deferral of $400,000 of costs associated with a research and development contract.



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

    LOSS FROM BEACON POWER CORPORATION. Loss from Beacon Power decreased by $1.2 million or 89% from $1.4 million to $148,000. During the three months ended March 31, 2000, the Company recorded $148,000 of its share of Beacon Power's losses under the equity method of accounting. As of December 31, 1999, the Company's investment in Beacon Power had been reduced to zero, however, the Company continues to record losses from Beacon Power to the extent of additional dividends accrued on the contingent obligation of the Class D preferred stockholders of Beacon Power. During the three months ended March 31, 1999, the Company recorded 100% of Beacon Power's losses of $1.4 million in accordance with SAB 30, in a manner similar to the equity method of accounting.


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



    LOSS FROM BEACON POWER CORPORATION. Loss from Beacon Power decreased by $2.1 million or 75% from $2.8 million to $711,000. During the six months ended March 31, 2000, the Company recorded $711,000 of Beacon Power's losses under the equity method of accounting. As of December 31, 1999, the Company's investment in Beacon Power had been reduced to zero, however, the Company continues to record losses from Beacon Power to the extent of additional dividends accrued on the contingent obligation of the Class D preferred stockholders of Beacon Power. During the six months ended March 31, 1999, the Company recorded 100% of Beacon Power's losses of $2.8 million in accordance with SAB 30, in a manner similar to the equity method of accounting.

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


    On October 23, 1998, the Company granted the purchasers of Beacon Power's Class D redeemable preferred stock the right to cause the Company under certain circumstances to purchase all of Beacon Power's shares of Class D redeemable preferred stock issued to those purchasers and upon exercise of this put right, the Company must pay $4.8 million plus cumulative dividends at 12.5% per year since October 23, 1998 through May 22, 2000 and 6% per year thereafter, in its common stock. The Company has recorded as of March 31, 2000, the face value of the put right of $4.8 million plus cumulative dividends of $856,000 as a liability. If the put right is exercised, the Company would reclassify the value of the contingent obligation to the Class D preferred stockholders of Beacon Power to common stock and additional paid in capital.


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

RECENT ACCOUNTING PRONOUNCEMENTS


    In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 (SFAS No. 137), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The Company will adopt SFAS No. 133 beginning in the first quarter of the fiscal year ending September 30, 2001. Upon adoption of SFAS No. 133, the Company will be required to record any unrealized gains or losses on the fair value of its investments in derivatives in its results of operations and the Company will record a cumulative adjustment to reflect the impact of adopting this accounting standard. The Company currently does not expect that the adoption of SFAS
No. 133 will have a material impact on its financial condition or results of operations.


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


                                                       SATCON TECHNOLOGY CORPORATION

                                                       By:              /s/ SEAN F. MORAN
                                                            -----------------------------------------
                                                              SEAN F. MORAN, CHIEF FINANCIAL OFFICER
                                                               (PRINCIPAL FINANCIAL AND ACCOUNTING
Date: September 18, 2000                                                     OFFICER)

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