Form 10-Q/A
period 2000-06-30
SATCON TECHNOLOGY CORP
filed 2000-09-19
CIK 889423

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

                         PART I: FINANCIAL INFORMATION


ITEM 1: RESTATED FINANCIAL STATEMENTS


                         SATCON TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                 (AS RESTATED)



                                                                JUNE 30,     SEPTEMBER 30,
                                                                  2000           1999
                                                              ------------   -------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  9,576,144   $  2,533,072
  Accounts receivable, net of allowance of $450,938, at
    June 30, 2000 and $386,686 at September 30, 1999........     6,245,472      2,799,143
  Unbilled contract costs and fees, net of allowance of
    $746,121 at June 30, 2000 and September 30, 1999........       428,809      1,462,201
  Inventory.................................................     8,038,428      3,697,972
  Prepaid expenses and other current assets.................       646,320        349,070
                                                              ------------   ------------
    Total current assets....................................    24,935,173     10,841,458
Investment in Beacon Power Corporation......................            --        414,729
Warrants to purchase Mechanical Technology Incorporated
  common stock..............................................     3,502,423             --
Property and equipment, net.................................     5,040,888      3,260,632
Intangibles, net............................................     9,417,068      3,194,609
Other long-term assets......................................       599,848        103,675
                                                              ------------   ------------
    Total assets............................................  $ 43,495,400   $ 17,815,103
                                                              ============   ============
  LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                     STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,914,230   $  1,563,605
  Accrued payroll and payroll related expenses..............     1,004,978        479,888
  Deferred revenue..........................................       965,757        113,179
  Funding commitment to Beacon Power Corporation............            --        333,333
  Other accrued expenses....................................     1,369,370        620,874
  Current portion of long-term debt.........................        17,168         16,226
                                                              ------------   ------------
    Total current liabilities...............................     5,271,503      3,127,105
Long-term debt, net of current portion......................        20,874         33,871
Other long-term liabilities.................................        29,735         29,735
Contingent obligation to Class D preferred stockholders of
  Beacon Power Corporation..................................     5,722,629      5,309,115
Redeemable convertible preferred stock......................            --      4,894,112
Stockholders' equity:
  Preferred stock; $0.01 par value, 1,000,000 shares
    authorized; none and 8,000 shares Series A redeemable
    convertible preferred stock issued and outstanding at
    June 30, 2000 and September 30, 1999, respectively......            --             --
  Common stock, $0.01 par value, 25,000,000 shares
    authorized; 13,706,550 and 9,617,009 shares issued at
    June 30, 2000 and September 30, 1999, respectively......       137,065         96,170
  Additional paid-in capital................................    71,254,765     37,074,161
  Shares held in escrow, at market value; none and
    42,860 shares at June 30, 2000 and
    September 30, 1999, respectively........................            --       (428,600)
  Amounts receivable from exercise of stock options.........      (700,001)    (1,816,667)
  Accumulated deficit.......................................   (37,959,946)   (30,254,195)
  Accumulated other comprehensive loss......................       (31,520)            --
  Treasury stock, at cost; 44,500 shares at June 30, 2000
    and September 30, 1999..................................      (249,704)      (249,704)
                                                              ------------   ------------
    Total stockholders' equity..............................    32,450,659      4,421,165
                                                              ------------   ------------
      Total liabilities, redeemable convertible preferred
        stock and stockholders' equity......................  $ 43,495,400   $ 17,815,103
                                                              ============   ============


   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                 (AS RESTATED)


                                  (UNAUDITED)


                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   JUNE 30,                     JUNE 30,
                                           -------------------------   ---------------------------
                                              2000          1999           2000           1999
                                           -----------   -----------   ------------   ------------
Product revenue..........................  $ 5,459,224   $ 2,622,440   $ 14,269,299   $  6,389,193
Funded research and development
  revenue................................    3,235,274     1,469,139      6,526,033      5,089,705
                                           -----------   -----------   ------------   ------------
  Total revenue..........................    8,694,498     4,091,579     20,795,332     11,478,898
Cost of product revenue..................    4,598,916     3,287,919     12,486,079      6,726,740
                                           -----------   -----------   ------------   ------------
Gross margin.............................    4,095,582       803,660      8,309,253      4,752,158
                                           -----------   -----------   ------------   ------------
Research and development expenses........    3,943,890     2,135,166      7,559,907      5,029,541
Selling, general and administrative
  expenses...............................    2,555,302     5,176,010      7,008,006      7,194,338
Amortization of intangibles..............      323,192       101,047        894,755        272,840
                                           -----------   -----------   ------------   ------------
Total operating expenses.................    6,822,384     7,412,223     15,462,668     12,496,719
                                           -----------   -----------   ------------   ------------
Operating loss...........................   (2,726,802)   (6,608,563)    (7,153,415)    (7,744,561)
Loss from Beacon Power Corporation.......     (116,639)   (1,005,578)      (828,243)    (3,828,541)
Other income/(loss)......................       (9,100)     (141,452)         2,425       (150,464)
Interest income..........................      155,823           596        275,979         32,666
Interest expense.........................         (442)      (46,268)        (2,497)       (74,816)
                                           -----------   -----------   ------------   ------------
Net loss.................................   (2,697,160)   (7,801,265)    (7,705,751)   (11,765,716)
Accretion of redeemable convertible
  preferred stock discount...............           --            --     (3,105,888)            --
                                           -----------   -----------   ------------   ------------
Net loss attributable to common
  stockholders...........................  $(2,697,160)  $(7,801,265)  $(10,811,639)  $(11,765,716)
                                           ===========   ===========   ============   ============
Net loss per weighted average share,
  basic and diluted......................  $     (0.20)  $     (0.85)  $      (0.88)  $      (1.30)
                                           ===========   ===========   ============   ============
Weighted average number of common shares,
  basic and diluted......................   13,642,323     9,176,849     12,277,950      9,072,060
                                           ===========   ===========   ============   ============


   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED JUNE 30, 2000
                                 (AS RESTATED)
                                  (UNAUDITED)


                                                                                                  AMOUNTS
                                                                                                RECEIVABLE
                                                                        COMMON      COMMON         FROM
                                                         ADDITIONAL     SHARES       STOCK      EXERCISE OF
                                   COMMON      COMMON      PAID-IN     HELD IN      HELD IN        STOCK      ACCUMULATED
                                   SHARES      STOCK       CAPITAL      ESCROW      ESCROW        OPTIONS       DEFICIT
                                 ----------   --------   -----------   --------   -----------   -----------   ------------
Balance, September 30, 1999
  (As restated)................   9,617,009   $96,170    $37,074,161    42,860    $  (428,600)  $(1,816,667)  $(30,254,195)
Net loss.......................          --        --             --        --             --            --    (7,705,751)
Common stock issued in
  connection with Ling
  acquisition..................     770,000     7,700      7,748,656        --             --            --            --
Common stock issued in
  connection with MTI
  investment...................   1,030,000    10,300      6,964,926        --             --            --            --
MTI warrant received in
  connection with MTI
  investment...................          --        --      3,495,438        --             --            --            --
Valuation adjustment for MTI
  warrant......................          --        --             --        --             --            --            --
Common stock issued in
  connection with NGC
  acquisition of assets........     578,761     5,788      5,465,770        --             --            --            --
Conversion of redeemable
  preferred stock into common
  stock........................   1,025,641    10,256      7,989,744        --             --            --            --
Exercise of common stock
  options......................     667,139     6,671      5,224,578        --             --     1,116,666            --
Exercise of common stock
  warrants.....................      18,000       180        140,220        --             --            --            --
Valuation adjustment for common
  stock held in escrow.........          --        --        257,160        --       (257,160)           --            --
Common stock released from
  escrow.......................          --        --             --   (42,860)       685,760            --            --
Accretion of redeemable
  convertible preferred stock
  discount.....................          --        --     (3,105,888)       --             --            --            --
Foreign currency translation
  adjustment...................          --        --             --        --             --            --            --
                                 ----------   --------   -----------   -------    -----------   -----------   ------------
Balance, June 30, 2000.........  13,706,550   $137,065   $71,254,765        --             --   $  (700,001)  $(37,959,946)
                                 ==========   ========   ===========   =======    ===========   ===========   ============


                                  ACCUMULATED
                                     OTHER                                   TOTAL
                                 COMPREHENSIVE    TREASURY   TREASURY    STOCKHOLDERS'
                                 INCOME/(LOSS)     SHARES      STOCK        EQUITY
                                 --------------   --------   ---------   -------------
Balance, September 30, 1999
  (As restated)................           --       44,500    $(249,704)   $ 4,421,165
Net loss.......................           --           --           --     (7,705,751)
Common stock issued in
  connection with Ling
  acquisition..................           --           --           --      7,756,356
Common stock issued in
  connection with MTI
  investment...................           --           --           --      6,975,226
MTI warrant received in
  connection with MTI
  investment...................           --           --           --      3,495,438
Valuation adjustment for MTI
  warrant......................        6,985           --           --          6,985
Common stock issued in
  connection with NGC
  acquisition of assets........           --           --           --      5,471,558
Conversion of redeemable
  preferred stock into common
  stock........................           --           --           --      8,000,000
Exercise of common stock
  options......................           --           --           --      6,347,915
Exercise of common stock
  warrants.....................           --           --           --        140,400
Valuation adjustment for common
  stock held in escrow.........           --           --           --             --
Common stock released from
  escrow.......................           --           --           --        685,760
Accretion of redeemable
  convertible preferred stock
  discount.....................           --           --           --     (3,105,888)
Foreign currency translation
  adjustment...................      (38,505)          --           --        (38,505)
                                    --------       ------    ---------    -----------
Balance, June 30, 2000.........     $(31,520)      44,500    $(249,704)   $32,450,659
                                    ========       ======    =========    ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (AS RESTATED)


                                  (UNAUDITED)


                                                              NINE MONTHS ENDED JUNE 30,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(7,705,751)   $(11,765,716)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization.........................    1,499,041         744,486
      Allowance for unbilled contract costs and fees........           --         630,299
      Allowance for doubtful accounts.......................       64,252         187,970
      Allowance for inventory excess and obsolescence.......      300,000         714,536
      Loss from Beacon Power Corporation....................      828,243       3,828,541
      Loss on sale of marketable securities.................           --          87,535
      Write-off of impaired assets..........................           --         260,790
      Non-cash compensation expense related to issuance of
        common stock options to non-employees...............           --       2,183,373
      Non-cash compensation expense related to issuance of
        common stock in exchange for consulting services....      348,260              --
    Changes in operating assets and liabilities, net of
      effects of acquisitions:
      Accounts receivable...................................   (1,573,558)         12,954
      Unbilled contract costs and fees......................    1,033,392        (285,748)
      Prepaid expenses and other current assets.............      112,989         (63,949)
      Inventory.............................................     (306,465)       (754,876)
      Other long-term assets................................       10,485         558,739
      Accounts payable......................................     (291,062)        284,122
      Accrued expenses and payroll..........................      271,512         322,194
      Other liabilities.....................................      839,078          43,721
                                                              ------------   ------------
    Total adjustments.......................................    3,136,167       8,754,687
                                                              ------------   ------------
Net cash used in operating activities.......................   (4,569,584)     (3,011,029)
                                                              ------------   ------------

Cash flows from investing activities:
  Sales and maturities of marketable securities.............           --         580,144
  Patent and intangible expenditures........................      (90,123)        (51,333)
  Purchase of property and equipment........................   (1,033,657)       (170,574)
  Cash used in acquisitions.................................      (24,054)       (995,876)
  Investment in Beacon Power Corporation....................     (333,333)       (155,000)
                                                              ------------   ------------
Net cash used in investing activities.......................   (1,481,167)       (792,639)
                                                              ------------   ------------

Cash flows from financing activities:
  Borrowings under line of credit...........................           --       2,617,296
  Repayment of borrowings...................................      (12,055)       (100,000)
  Net proceeds from issuance of common stock................    6,975,226              --
  Proceeds from exercise of stock options and warrants......    6,488,315         678,000
  Purchase of treasury stock................................           --         (76,628)
  Deferred financing fees...................................     (319,158)             --
                                                              ------------   ------------
Net cash provided by financing activities...................   13,132,328       3,118,668
                                                              ------------   ------------
Effect of foreign currency exchange rates on cash and cash
  equivalents...............................................      (38,505)             --
Net increase/(decrease) in cash and cash equivalents........    7,043,072        (685,000)
Cash and cash equivalents at beginning of period............    2,533,072       1,201,610
                                                              ------------   ------------
Cash and cash equivalents at end of period..................  $ 9,576,144    $    516,610
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



    The financial statements as of September 30, 1999 and for the three and nine month periods ended June 30, 1999 and 2000 have been restated. The Company has determined that the recapitalization of Beacon Power Corporation on December 24, 1997 did not qualify as a divestiture of a subsidiary for accounting purposes in accordance with SEC Staff Accounting Bulletin
No. 30/Topic 5E (SAB 30) "Accounting for Divestiture of a Subsidiary or Other Business Operation" as the Company had not transferred risks and other incidents of ownership of Beacon Power with sufficient certainty. In accordance with SAB 30, the Company has included 100% of Beacon Power's net loss in its statements of operations from December 24, 1997 to May 1999 in a manner similar to the equity method of accounting and has included the assets and liabilities transferred to Beacon Power as separate components in its September 30, 1998 balance sheet. In June 1999, in connection with a bridge note financing at Beacon Power, the Company determined that risks and other incidents of ownership of Beacon Power had passed with sufficient certainty to other investors and the Company began accounting for its investment in Beacon Power under the equity method of accounting. The Company has recorded the face value of and cumulative dividends on Beacon Power's Class D preferred stock issued on October 23, 1998 as an additional investment in Beacon Power. The Class D preferred stockholders of Beacon Power have the right to require the Company to purchase their shares of Class D preferred stock in certain events. While the Company currently believes that the Class D preferred stockholders will not exercise this right, the Company has recorded the face value and the cumulative dividends as a liability.



    In addition as of June 30, 2000, the Company has restated its balance sheet to record the fair value of warrants received from Mechanical Technology Incorporated in connection with the Company's October 1999 and January 2000 issuance of common stock to Mechanical Technology Incorporated. See Note C for additional discussion.



    The financial statements reflect the following changes:



    - As of September 30, 1999, the Company recorded its net investment balance in Beacon Power of $414,729 and its contingent obligation to the Class D preferred stockholders of Beacon Power of $5,309,115.



    - The Company's share of Beacon Power's net loss for the three and nine months ended June 30, 2000 and 1999 increased by $116,639, $5,578, $828,243 and $2,798,541, respectively.



    - As of June 30, 2000, the Company has recorded the contingent obligation to the Class D preferred stockholders of Beacon Power of $5,722,629.

                         SATCON TECHNOLOGY CORPORATION

    - As of June 30, 2000, the Company has recorded the fair value of the warrants to purchase Mechanical Technology Incorporated common stock of $3,502,423 and has recorded an unrealized gain of $6,985.



    The as restated and as reported consolidated statements of operations data and consolidated balance sheet data follows:



CONSOLIDATED STATEMENTS OF OPERATIONS DATA:



                                                                 THREE MONTHS ENDED
                                                                    JUNE 30, 2000
                                                              -------------------------
                                                              AS RESTATED   AS REPORTED
                                                              -----------   -----------
Loss from Beacon Power Corporation..........................  $  (116,639)  $        --
Net loss attributable to common stockholders................   (2,697,160)   (2,580,521)
Net loss per weighted average share, basic and diluted......        (0.20)        (0.19)



                                                                  THREE MONTHS ENDED
                                                                    JUNE 30, 1999
                                                              --------------------------
                                                              AS RESTATED    AS REPORTED
                                                              ------------   -----------
Loss from Beacon Power Corporation..........................  $ (1,005,578)  $(1,000,000)
Net loss attributable to common stockholders................    (7,801,265)   (7,795,687)
Net loss per weighted average share, basic and diluted......         (0.85)        (0.85)



                                                                  NINE MONTHS ENDED
                                                                    JUNE 30, 2000
                                                              --------------------------
                                                              AS RESTATED    AS REPORTED
                                                              ------------   -----------
Loss from Beacon Power Corporation..........................  $   (828,243)  $        --
Net loss....................................................    (7,705,751)   (6,877,508)
Net loss attributable to common stockholders................   (10,811,639)   (9,983,396)
Net loss per weighted average share, basic and diluted......         (0.88)        (0.81)



                                                                  NINE MONTHS ENDED
                                                                    JUNE 30, 1999
                                                              --------------------------
                                                              AS RESTATED    AS REPORTED
                                                              ------------   -----------
Loss from Beacon Power Corporation..........................  $ (3,828,541)  $(1,030,000)
Net loss attributable to common stockholders................   (11,765,716)   (8,967,175)
Net loss per weighted average share, basic and diluted......         (1.30)        (0.99)

                         SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEET DATA:


                                                     JUNE 30, 2000              SEPTEMBER 30, 1999
                                              ---------------------------   ---------------------------
                                              AS RESTATED    AS REPORTED    AS RESTATED    AS REPORTED
                                              ------------   ------------   ------------   ------------
Investment in Beacon Power Corporation.....   $         --   $         --   $    414,729   $         --
Warrants to purchase Mechanical Technology
 Incorporated common stock.................      3,502,423             --             --             --
Total assets...............................     43,495,400     39,992,977     17,815,103     17,400,374
Funding commitment to Beacon Power
 Corporation...............................             --             --        333,333        333,333
Contingent obligation to Class D preferred
 stockholders of Beacon Power
 Corporation...............................      5,722,629             --      5,309,115             --
Additional paid-in capital.................     71,254,765     67,759,327     37,074,161     37,074,161
Accumulated deficit........................    (37,959,946)   (32,237,317)   (30,254,195)   (25,359,809)
                                              ------------   ------------   ------------   ------------
Accumulated other comprehensive loss.......        (31,520)       (38,505)            --             --
Total liabilities, redeemable convertible
 preferred stock and stockholders'
 equity....................................     43,495,400     39,992,977     17,815,103     17,400,374



    The financial statements for fiscal 1997, 1998 and 1999 had previously been restated in connection with the initial audit of Beacon Power. For a discussion of that restatement, see Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Amendment No. 1 to the Annual Report on Form 10-K as filed on August 15, 2000. The financial statements for the three and nine months ended June 30, 1999 have also been previously restated. For a discussion of that restatement, see Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Form 10-Q for the quarterly period ended June 30, 2000 as filed on August 14, 2000. The as reported financial information presented here includes the effects of the August 14 and 15, 2000 restatements.


NOTE B.  SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

    Revenue from manufactured products is recognized upon shipment, or if the product requires installation, then revenue is recognized upon installation of the product. The Company provides for a warranty reserve at the time the product revenue is recognized.


    The Company performs funded research and development in collaboration with third parties under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, the Company receives periodic progress payments or payment upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs indicate a loss, a provision for the entire

                         SATCON TECHNOLOGY CORPORATION
loss on the contract is recorded. As of June 30, 2000, the Company has accrued $150,000 for anticipated contract losses. There were no anticipated contract losses at September 30, 1999.


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

NOTE C.  SIGNIFICANT EVENTS

INVESTMENT IN BEACON POWER CORPORATION


    The Company accounts for its investment in Beacon Power under the equity method of accounting. During the three and nine months ended June 30, 2000, the Company recorded its share of Beacon Power's losses of $116,639 and $828,243, respectively. The Company's investment in Beacon Power was reduced to zero as of December 31, 1999. The Company will continue to record additional losses from Beacon Power to the extent of additional dividends accrued on the contingent obligation to the Class D preferred stockholders of Beacon Power. At June 30, 2000, the contingent obligation to the Class D preferred stockholders is $5,722,629 consisting of $4,750,000 face value and $972,629 of cumulative dividends. During the three and nine months ended June 30, 1999, the Company accounted for its investment in accordance with SAB 30 and included 100% of Beacon Power's losses in its results of operations in a manner similar to the equity method of accounting through May 1999. In June 1999, in connection with a bridge note financing at Beacon Power, the Company determined that risks and other incidents of ownership of Beacon Power had passed with sufficient certainty to other investors and the Company began to account for its investment in Beacon Power under the equity method of accounting.


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

                         SATCON TECHNOLOGY CORPORATION

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



    In addition, the Company received a warrant to purchase 108,000 shares of MTI's common stock on October 21, 1999 and a warrant to purchase 192,000 shares of MTI's common stock on January 31, 2000 at exercise prices of $12.56 per share, as adjusted to reflect a 3:1 stock split in April 2000, and expiration dates four years from the date of issuance. The Company has valued the warrant received on October 21, 1999 and January 31, 2000 at $568,553 and $2,926,885,
respectively, using the Black-Scholes option pricing model and has recorded the warrants as an asset and additional paid in capital. In accordance with EITF 96-11 "Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by FASB Statement No. 115", the Company has marked to market the fair value of the warrant at each reporting period date and has recorded any unrealized gains and losses as a component of other comprehensive income/(loss) included in stockholders' equity. At June 30, 2000, the warrants have an unrealized gain of $6,985 which is included in other comprehensive income/(loss). Upon the adoption of SFAS No 133, the warrants will be considered derivatives and the Company will be required to record unrealized gains or losses in its statement of operations.


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


                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   JUNE 30,                     JUNE 30,
                                           -------------------------   ---------------------------
                                              2000          1999           2000           1999
                                           -----------   -----------   ------------   ------------
Revenue..................................  $ 8,694,498   $ 5,881,579   $ 20,934,921   $ 17,380,898
Operating loss...........................  $(2,726,807)  $(7,006,563)  $ (7,473,620)  $ (8,709,769)
Net loss (as restated)...................  $(2,697,160)  $(8,802,645)  $ (8,024,635)  $(11,879,121)
Net loss attributable to common
  stockholders (as restated).............  $(2,697,160)  $(8,802,645)  $(11,130,523)  $(11,879,121)
Net loss per share, basic and diluted
  (as restated)..........................  $     (0.20)  $     (0.88)  $      (0.90)  $      (1.21)


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

SHARES RELEASED FROM ESCROW


    On April 26, 2000, the Company released 42,860 shares of common stock that were held in escrow for Albert R. Snider that had been issued on March 9, 1999 in exchange for consulting, advisory and related services the Company may reasonably request from time to time between October 1, 1999 and September 30, 2002. The Company marked to market these securities until they were released from escrow at a

                         SATCON TECHNOLOGY CORPORATION
market price of $16.00 per share or $685,760. The Company determined that the fair market value of these securities exceeded the net realizable value of the underlying services to be received by $235,760. The Company has charged this amount to selling, general and administrative expenses during the three months ended June 30, 2000. The Company is amortizing the realizable asset of $450,000 over the period of service through September 30, 2002. At June 30, 2000, the unamortized value of this asset is $337,500.


NOTE D.  LOSS PER SHARE

    The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:


                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     JUNE 30,                        JUNE 30,
                                           -----------------------------   -----------------------------
                                               2000            1999            2000            1999
                                           -------------   -------------   -------------   -------------
                                           (AS RESTATED)   (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
Net loss attributable to common
  stockholders...........................   $(2,697,160)    $(7,801,265)   $(10,811,639)   $(11,765,716)
                                            ===========     ===========    ============    ============
BASIC AND DILUTED:
Common shares outstanding, beginning of
  period.................................    13,578,022       9,074,049       9,529,649       8,990,249
Weighted average common shares issued
  during the period......................        64,301         102,800       2,748,301          95,378
Weighted average shares repurchased
  during the period......................            --              --              --         (13,567)
                                            -----------     -----------    ------------    ------------
Weighted average shares
  outstanding--basic and diluted.........    13,642,323       9,176,849      12,277,950       9,072,060
                                            ===========     ===========    ============    ============
Net loss per weighted average share,
  basic and diluted......................        $(0.20)         $(0.85)         $(0.88)         $(1.30)
                                            ===========     ===========    ============    ============



    As of June 30, 2000 and 1999, 2,946,906 and 1,327,951 common stock equivalents, respectively, were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive.


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
                                                              ==========    ==========

                         SATCON TECHNOLOGY CORPORATION

NOTE F.  COMPREHENSIVE INCOME/(LOSS)



    The Company's total comprehensive income/(loss) is as follows:



                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                             -----------------------------   -----------------------------
                                                 2000            1999            2000            1999
                                             -------------   -------------   -------------   -------------
                                             (AS RESTATED)   (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
Net loss...................................   $(2,697,160)    $(7,801,265)    $(7,705,751)   $(11,765,716)

Other comprehensive income/(loss), net of
  tax:
  Unrealized gains on securities...........            --          15,085              --          10,380
  Valuation adjustment for MTI warrants....    (2,206,526)             --           6,985              --
  Foreign currency translation
    adjustment.............................       (19,171)             --         (38,505)             --
                                              -----------     -----------     -----------    ------------
Other comprehensive income/(loss)..........    (2,225,697)         15,085         (31,520)         10,380
                                              -----------     -----------     -----------    ------------
Comprehensive loss.........................   $(4,922,857)    $(7,786,180)    $(7,737,271)   $(11,755,336)
                                              ===========     ===========     ===========    ============


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

                         SATCON TECHNOLOGY CORPORATION

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



    The final outcome of this matter is not presently determinable and therefore, no provision for any liability that may result has been recorded in the Company's financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. The factors include, without limitation, those set forth in Exhibit 99 to the Quarterly Report on Form 10-Q for the period ended June 30, 2000, which are expressly incorporated by reference herein.



    The financial statements as of September 30, 1999 and for the three and nine month periods ended June 30, 1999 and 2000 have been restated. The Company has determined that the recapitalization of Beacon Power Corporation on December 24, 1997 did not qualify as a divestiture of a subsidiary for accounting purposes in accordance with SEC Staff Accounting Bulletin
No. 30/Topic 5E (SAB 30) "Accounting for Divestiture of a Subsidiary or Other Business Operation" as the Company had not transferred risks and other incidents of ownership of Beacon Power with sufficient certainty. In accordance with SAB 30, the Company has included 100% of Beacon Power's net loss in its statements of operations from December 24, 1997 to May 1999 in a manner similar to the equity method of accounting and has included the assets and liabilities transferred to Beacon Power as separate components in its September 30, 1998 balance sheet. In June 1999, in connection with a bridge note financing at Beacon Power, the Company determined that risks and other incidents of ownership of Beacon Power has passed with sufficient certainty to other investors and the Company began accounting for its investment in Beacon Power under the equity method of accounting. The Company has recorded the face value of and cumulative dividends on Beacon Power's Class D preferred stock issued on October 23, 1998 as an additional investment in Beacon Power. The Class D preferred stockholders of Beacon Power have the right to require the Company to purchase their shares of Class D preferred stock in certain events. While the Company currently believes that the Class D preferred stockholders will not exercise this right, the Company has recorded the face value and the cumulative dividends as a liability.



    In addition as of June 30, 2000, the Company has restated its balance sheet to record the fair value of warrants received from Mechanical Technology Incorporated in connection with the Company's October 1999 and January 2000 issuance of common stock to Mechanical Technology Incorporated. See Note C to the financial statements for additional discussion.



    The financial statements reflect the following changes:



    - As of September 30, 1999, the Company recorded its net investment balance of Beacon Power of $415,000 and its contingent obligation to the Class D preferred stockholders of Beacon Power of $5.3 million.



    - The Company's share of Beacon Power's net loss for the three and nine months ended June 30, 2000 and 1999 increased by $117,000, $6,000, $828,000 and $2.8 million, respectively.



    - As of June 30, 2000, the Company has recorded the contingent obligation to the Class D preferred stockholders of Beacon Power of $5.7 million.



    - As of June 30, 2000, the Company has recorded the fair value of the warrants to purchase Mechanical Technology Incorporated common stock of $3.5 million and has recorded an unrealized gain of $7,000.



    The financial statements for fiscal 1997, 1998 and 1999 had previously been restated in connection with the initial audit of Beacon Power. For a discussion of that restatement, see Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Amendment No. 1 to its Annual Report on Form 10-K as filed on

August 15, 2000. The financial statements for the three and nine months ended June 30, 1999 have also been previously restated. For a discussion of that restatement, see Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Form 10-Q for the quarterly period ended June 30, 2000 as filed on August 14, 2000. The financial information presented here includes the effects of the August 14 and 15, 2000 restatements.


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


    On May 20, 1997, the Company formed Beacon Power. On October 23, 1998, Beacon Power completed a $4.8 million private placement of its Class D preferred stock and warrants to third-party investors, and the Company relinquished significant control of Beacon Power. From June 1999 through March 31, 2000, Beacon Power was financed through the issuance of approximately $4.7 million of bridge notes and warrants to its investors, including $1.0 million from the Company. On April 7, 2000, Beacon Power issued 1,226,141 shares of its Class E preferred stock and 306,535 Class E warrants in exchange for the conversion of all of its outstanding bridge notes of which the Company received 347,407 shares of Beacon Power's Class E preferred stock and 86,852 Class E warrants. On
April 21, 2000, Beacon Power raised an additional $4.1 million through the sale of additional bridge notes that are convertible into Beacon Power's Class F preferred stock. The Company did not participate in this financing. On May 23, 2000, Beacon Power raised $28.5 million through the sale of Beacon Power's
Class F preferred stock. The Company did not participate in this financing.



    The results of the Company's operations include $3.1 million loss of Beacon Power from May 8, 1997 to December 24, 1997 under the consolidation method of accounting. On December 24, 1997, the Company began accounting for its investment in Beacon Power in accordance with SAB 30 and has included 100% of Beacon Power's $7.1 million loss for the period from December 25, 1997 through May 1999 in a manner similar to the equity method of accounting, at which time, the Company's initial investment of $1.9 million and the additional deemed investment of $4.8 million and accrued dividends of $410,000 had been written down to zero. In June 1999 the Company committed up to $1.0 million of additional financing to Beacon Power, representing a minority share of a funding commitment received by Beacon Power and the Company began accounting for its investment in Beacon Power under the equity method of accounting and has included in its results through June 30, 2000 its share of Beacon Power's losses of $1.6 million. As of December 31, 1999, the Company's additional investment in Beacon Power had been reduced to zero and the Company's contingent obligation to Beacon Power's
Class D preferred stockholders at June 30, 2000 was $5.7 million. The Company will continue to record additional losses from Beacon Power to the extent of additional dividends accrued on the contingent obligation to the Class D preferred stockholders of Beacon Power.


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


    The Company has incurred significant costs to develop its technology and products. These cost have exceeded total revenue. As a result, the Company has incurred net losses in each of the past five fiscal years and for the nine months ended June 30, 2000. As of June 30, 2000, the Company had an accumulated deficit of $38.0 million. The Company intends to significantly increase its capital expenditures and operating expenses to rapidly expand its manufacturing capabilities and for general corporate purposes, including product development activities, sales and marketing and administrative activities. Because the Company expects to continue to invest in its business ahead of anticipated future revenues, the Company expects to incur operating losses for at least the next two years.


RESULTS OF OPERATIONS


    COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 (AS RESTATED) AND JUNE 30,
     1999 (AS RESTATED)


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


    GROSS MARGIN. Gross margin increased by $3.3 million or 410% from $804,000 to $4.1 million. Gross margin from products increased by $1.5 million and funded research and development increased by $1.8 million. Gross margin from product revenue as a percentage of product revenue increased to 16% from (25%). The improvement in gross margin from product revenue as a percentage of revenue is due to improved plant utilization at MagMotor and Film Microelectronics and also to higher revenue and gross margin from Ling Electronics.



    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $2.6 million or 51% from $5.2 million to $2.6 million. The decrease was primarily due to the recording of $2.2 million of non-cash stock-based compensation expense related to the issuance of stock options and warrants to consultants and $1.0 million of additional reserves for unbilled contract costs and fees and accounts receivable in 1999. These decreases were offset by the inclusion of $728,000 of costs from Ling Electronics.


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



    LOSS FROM BEACON POWER CORPORATION. Loss from Beacon Power decreased by $889,000 or 88% from $1.0 million to $117,000. During the three months ended June 30, 2000, the Company recorded $117,000 of its share of Beacon Power's losses under the equity method of accounting. As of December 31, 1999, the Company's investment in Beacon Power had been reduced to zero, however, the Company continues to record losses from Beacon Power to the extent of additional dividends accrued on the contingent obligation of the Class D preferred stockholders of Beacon Power. During April and May 1999, the Company recorded 100% of Beacon Power's losses of $734,000 in accordance with SAB 30, in a manner similar to the equity method of accounting. Beginning in June 1999, the Company began accounting for its investment in Beacon Power under the equity method and recorded its share of Beacon Power's losses of $272,000 in its statement of operations during June 1999.


    OTHER INCOME (EXPENSE), NET. Other income, net increased to $146,000 from $187,000 of other expense, net. The increase was the result of an increase in cash and cash equivalents being maintained in interest bearing accounts and a decrease of interest expense associated with the Company's line of credit.


    COMPARISON OF NINE MONTHS ENDED JUNE 30, 2000 (AS RESTATED) AND JUNE 30,
     1999 (AS RESTATED)


    PRODUCT REVENUE. Product revenue increased by $7.9 million or 123% from $6.4 million to $14.3 million. This increase was attributable to $5.2 million in revenue from Ling Electronics and a $2.7 million increase in revenue from the Company's microelectronics products, high performance motors and magnetic levitation products.


    FUNDED RESEARCH AND DEVELOPMENT REVENUE. Funded research and development revenue increased by $1.4 million or 28% from $5.1 million to $6.5 million. This increase was attributable to $3.2 million funded research and development revenue from a Department of Energy program to develop low-cost power conversion modules for electric and hybrid-electric vehicles and was partially offset by the Company's increased focus on internally funded research projects including the development of power conversion products for the distributed power generation market.



    GROSS MARGIN. Gross margin increased by $3.6 million or 75% from $4.8 million to $8.3 million. Gross margin from products increased by $2.1 million and funded research and development increased by $1.4 million. Gross margin from product revenue as a percentage of product revenue increased to 13% from (5%). The improvement in gross margin from product revenue as a percentage of product revenue is due to improved plant utilization at MagMotor and Film Microelectronics and also to higher revenue and gross margin from Ling Electronics.



    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $186,000 or 3% from $7.2 million to $7.0 million. The decrease was primarily due to the recording of $2.2 million of non-cash stock-based compensation expense related to the issuance of stock options and warrants to consultants and $1.0 million of additional reserves for unbilled contract costs and fees and accounts receivable in 1999. These decreases were offset by the inclusion of $1.9 million of costs from Ling Electronics and $900,000 of costs for facilities and staffing in an effort to meet expected growth and demand for our products.


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



    LOSS FROM BEACON POWER CORPORATION. Loss from Beacon Power decreased by $3.0 million or 78% from $3.8 million to $828,000. During the nine months ended June 30, 2000, the Company recorded $828,000 of its share of Beacon Power's losses under the equity method of accounting. As of December 31, 1999, the Company's investment in Beacon Power had been reduced to zero, however, the Company continues to record losses from Beacon Power to the extent of additional dividends accrued on the contingent obligation of the Class D preferred stockholders of Beacon Power. During the nine months ended June 30, 1999, the Company recorded 100% of Beacon Power's losses of $3.6 million in accordance with SAB 30, in a manner similar to the equity method of accounting through May 1999 and in June 1999, the Company began accounting for its investment in Beacon Power under the equity method and recorded its share of Beacon Power's losses of $272,000.


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


    Cash used in investing activities during the nine months ended June 30, 2000 was $1.5 million as compared to $793,000 in 1999. Net cash used in investing activities during the nine months ended June 30, 2000 included capital expenditures of $1.0 million and an investment in Beacon Power of $333,000. The Company estimates that it will spend an additional $2.0 million on capital expenditures during the next 12 months primarily at its Advanced Fuel Cell Division to expand its capacity to manufacture its power conversion products. The Company expects these additions will be financed from cash on hand and from lease financing.


    Cash provided by financing activities for the nine months ended June 30, 2000 was $13.1 million as compared to $3.1 million in 1999. Net cash provided by financing activities during the nine months ended June 30, 2000 includes net proceeds of $7.0 million from the sale of the Company's common stock and $6.5 million from the exercise of common stock options and warrants.

    On October 23, 1998, the Company granted the purchasers of Beacon Power's Class D redeemable preferred stock the right to cause the Company under certain circumstances to purchase all of Beacon Power's shares of Class D redeemable preferred stock issued to those purchasers and upon exercise of this put right, the Company must pay $4.8 million plus cumulative dividends at 12.5% per year since October 23, 1998 through May 22, 2000, and 6% per year thereafter, in its common stock. The Company has recorded as of June 30, 2000, the face value of the put right of $4.8 million plus cumulative dividends of $973,000 as a liability. If the put right is exercised, the Company would reclassify the value of the contingent obligation to the Class D preferred stockholders of Beacon Power to common stock and additional paid in capital.


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

RECENT ACCOUNTING PRONOUNCEMENTS


    In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 (SFAS No. 137), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The Company will adopt SFAS No. 133 beginning in the first quarter of the fiscal year ending September 30, 2001. Upon adoption of SFAS No. 133, the Company will be required to record any unrealized gains or losses on the fair value of its investment in derivatives in its results of operations and will record a cumulative adjustment to reflect the impact of adopting this accounting standard. The Company currently does not expect that the adoption of SFAS No. 133 will have a material impact on its financial condition or results of operations.



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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(A)  EXHIBITS


27           Financial Data Schedule.

10.1         Consulting Agreement, dated July 19, 2000, between the
             Registrant and Marshall J. Armstrong is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly
             Report on Form 10-Q for the period ended June 30, 2000.

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

                                 EXHIBIT INDEX


EXHIBIT
NUMBER       EXHIBIT
-------      ------------------------------------------------------------

27           Financial Data Schedule.

10.1         Consulting Agreement, dated July 19, 2000, between the
             Registrant and Marshall J. Armstrong is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly
             Report on Form 10-Q for the period ended June 30, 2000.

99 Risk Factors are incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000.