Form 10-K
period 2000-09-30
SATCON TECHNOLOGY CORP
filed 2000-12-22
CIK 889423

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Registrant's Common Stock, $.01 par value per share, held by non-affiliates of the Registrant was $106,871,599 based on the last reported sale price of the Registrant's Common Stock on the Nasdaq National Market as of the close of business on December 12, 2000 ($13.125). There were 13,877,185 shares of Common Stock outstanding as of December 12, 2000.

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    SatCon was organized as a Massachusetts corporation in 1985 and reincorporated as a Delaware corporation in 1992. We are developing enabling technologies for the emerging distributed power generation and power quality markets. We design, develop and manufacture high-efficiency, reliable and long-lived electronics products and a variety of standard and custom high-performance motors to suit specific applications. Our power and energy management products convert, condition, store and manage electricity for businesses and consumers that require high-quality, uninterruptible power. We are utilizing our engineering and manufacturing expertise to develop products we believe will be integral components of distributed power generation and power quality systems. Our specialty motors are typically designed and manufactured for unique customer requirements such as high power-to-size requirements or high efficiency.

    We have been developing technology in power and energy management since our inception. Power and energy management is the combination of products and technology to improve the efficiency of machines and systems in the generation, storage or usage of energy. Over the past 15 years, we have been pursuing a dual approach for growth in these markets. The first objective is to develop technology that meets a market demand and then transition that technology into commercial products. The second objective is to expand our manufacturing capabilities and product base through acquisitions.

    Prior to 1993, we were primarily funded through research and development contracts with the U.S. government. These contracts were directed at developing new technologies in motion control, control software and electronics. Through this work, we built an engineering base in magnetics, motor/drive technology, digital signal processing and high-speed electronics. From 1993 to 1996, we expanded that base through commercially-funded research and development to include high-power electronics, high-density packaging and advanced materials. Together, these engineering skills formed the foundation for our power and energy management technology. Since 1996, we have concentrated on employing that technology to solving market needs and transitioning from technology development to product development and manufacturing.

    Beginning in 1996 we introduced our first two commercial products, the "Inertial Battery 20C1000" and the "Century 1 ISAM", which were transitioning from the laboratory to the marketplace. Today the "Inertial Battery 20C1000" has evolved into the 2kWh (kilowatt hour) flywheel energy storage device of our affiliate, Beacon Power Corporation. Our second product, the "Century 1 ISAM," or integrated suspension and motor system, now called MagLev-TM-, is used in Applied Materials' rapid thermal processing equipment, and represents a large portion of the revenue generated by our MagMotor division which manufactures motors.

    Over the past five years, we have continued to transition our technology into new products that are sold commercially, including our RF, or radio frequency, satellite uplinks, aluminum nitride power resistors for cellular telephones, and high efficiency motors for industrial automation. Since 1996, our revenue has increased from $9.4 million, primarily from funded research and development, to $31.1 million in 2000, of which $22.4 million, or 72%, was derived from product sales. We are also introducing new products, which we expect to transition into commercial production over the next few years, products such as our PowerGate-TM- power conversion system, GridLink-TM- utility grid interface and our six-degree-of-freedom shaker test system for vibration testing of electronic components.

    Since 1996, we have expanded our business and capabilities through several acquisitions. In January 1997, we acquired K&D MagMotor Corp., a manufacturer of custom and standard electric motors, which is now our MagMotor division. In April 1997, we acquired Film Microelectronics, Inc., a manufacturer of thin film substrates and hybrid microelectronics. In January 1999, we acquired Inductive

Components, Inc., a value-added supplier of customized electric motors, and Lighthouse Software, Inc., a supplier of control software for machine tools. We acquired HyComp, Inc., a manufacturer of hybrid microelectronics in April 1999 followed by Ling Electronics, Inc., a manufacturer of shaker vibration test systems, power converters, amplifiers and controllers, which we acquired in October 1999. In November 1999, we acquired intellectual property, tooling and other assets from Northrop Grumman Corporation enabling us to manufacture and sell electric drivetrains.

    These acquisitions have provided us with increased revenues, a manufacturing capability to transition our technology into commercial products, and a market presence from which we can derive the need for new products based on our technology. Over the past five years, we have sought to expand our markets in power and energy management to include telecommunications, industrial automation, semiconductor manufacturing, aircraft, satellites, electric and hybrid-electric vehicles and distributed power generation.

    In fiscal year 2000, we organized SatCon into three operating segments: motion control products, electronics products and funded research and development. In our motion control products segment, our MagMotor division's annual revenue increased by 128% from fiscal year 1999 to fiscal year 2000. Of the $3.6 million increase in our MagMotor division's sales, a large proportion was due to sales of our MagLev-TM- systems to Applied Materials. There was also an increase in sales of our value-added motor product lines. We sell these motors into the semiconductor and factory automation markets such as those sold into the machine tool markets. We also realized the benefits of a national sales representative network that has increased our overall sales efforts.

    In October 1999, we completed the acquisition of Ling Electronics. This acquisition has brought $7.4 million in increased revenue to our motion control products segment. Ling Electronics also offers us opportunities to introduce new products based on our technology. Earlier in fiscal year 2000, we commenced the development of a new six-degree-of-freedom magnetic levitation shaker system that tests electronics components.

    In our electronics products segment, annual revenue increased by 36% from fiscal year 1999 to fiscal year 2000. The increase was primarily driven by new product sales of Film Microelectronics' RF product lines, which include satellite uplink amplifiers, communications uplinks and power resistors for cellular telephones.

    During fiscal year 2000, we introduced our new PowerGate-TM- power conversion system, our GridLink-TM- utility grid interface system that allows distributed power systems to operate in either grid-parallel (connected to the grid) and/or grid-independent (disconnected from the grid) modes, and our MegaVerter-TM- modular power inverter for higher power commercial and industrial range distributed power generation systems.

    We also successfully installed a new automated assembly line in our Marlborough, Massachusetts facility. We anticipate having the initial capability of manufacturing 25,000 PowerGate-TM- power converter systems per year by the end of fiscal year 2001 and to be able to expand our capacity as demand increases. The assembly line is already producing electronic circuits for other applications, including RF amplifier circuits.

    At our Technology Center, revenue from funded research and development increased by $2.3 million from fiscal year 1999 to fiscal year 2000, primarily as a result of work performed under the Department of Energy's AIPM, automotive integrated power module, program to develop low-cost power conversion modules for electric and hybrid-electric automobiles. The work builds on and further develops our hybrid-electric automotive power conversion technology and products.

    Also, at the beginning of fiscal year 2000, we acquired the power electronics products assets of Northrop Grumman. These assets, previously developed as part of the electric vehicle group of Westinghouse, include power electronics, controllers, and motors for electric and hybrid-electric vehicles, micro-turbine power generation and energy storage products. In addition to their power electronics product base, we received extensive intellectual property, including all product development and designs and patents for several power electronics products and system designs.

    We and our affiliate, Beacon Power Corporation, are focusing our development and manufacturing efforts on products for high-growth markets in the following categories:

PRODUCT CATEGORY               PRODUCTS                       MARKETS
----------------               --------                       -------
Electronics and power          Controllers, inverters,        Distributed power generation
electronics                    hybrid microcircuits, thin     (including fuel cells and
                               film substrates, and           microturbines),
                               amplifiers                     telecommunications, aircraft,
                                                              satellites and medical
                                                              instruments

High-performance motors        Industrial automation motors,  Hybrid-electric vehicles,
                               shaker systems, and electric   industrial automation,
                               drivetrains                    machine tools, semiconductor
                                                              manufacturers

Beacon Power's flywheel and    Flywheels                      Uninterruptible power
energy storage                                                supplies

    We are working with companies in the distributed power generation and power quality markets to develop products that we believe will establish industry standards. Plug Power, Inc., H Power Corp. and IdaTech LLC, formerly Northwest Power Systems LLC, are currently evaluating our PowerGate-TM- power electronics and control software for use in residential fuel cell power generation systems. In addition, we have received an order from Nuvera Fuel Cells for two of our PowerGate-TM- power converters. We are also working with FuelCell Energy, Inc. to develop our MegaVerter-TM- power electronics and control software for use in industrial fuel cell power generation systems. A major automotive manufacturer is evaluating our high-performance motors for auxiliary uses in fuel cell hybrid-electric vehicles. Beacon Power has received an order for 100 flywheel energy storage systems from TLER Associates Ltd. and an initial order for flywheels from Cox Communications, Inc. In addition, Beacon Power is conducting field tests of its flywheel energy storage systems with Bell Atlantic Network Services, Inc., now part of Verizon Communications, Century Communications Corporation, now part of Adelphia Communications Corporation, and WinDBreak Cable. Beacon Power is developing flywheel energy storage systems using technology developed by us and licensed to Beacon Power. As of November 30, 2000, we beneficially owned approximately 25.3% of Beacon Power's common stock.

    We have specialized engineering expertise in the areas of power electronics, electromechanics, mechanical and thermal dynamics, system controls and microelectronic design. We have leveraged research and development funding from industry and government sources to design, develop and manufacture electronics for power conversion, amplification and storage, high-performance electric motors, electric drivetrains, flywheel energy storage systems and system controls software. We continue to pursue industry and government funding to supplement the on-going development of our products.

INDUSTRY BACKGROUND

    Distributed power, or on-site power independent of the electric utility grid, locates power-generating capability closer to the end user, while power quality systems maintain high quality electricity despite power surges and shortages. These systems include fuel cell and microturbine power generation systems, hybrid-electric vehicles and flywheel energy storage systems that store electricity in mechanical form and are an alternative to traditional lead-acid batteries.

    The distributed power generation and power quality industries are entering a period of rapid expansion as products approach commercialization and mass production. In the United States, this expansion is being driven by several factors, including:

    - INCREASING DEMAND FOR ELECTRICITY, DRIVEN BY THE PROLIFERATION OF COMPUTERS AND E-COMMERCE. The demand for electricity has increased rapidly in recent years due in large part to the use of computers, the Internet, e-commerce and telecommunications products. According to the Energy Information Administration, or EIA, over the past two decades, the percentage of energy provided by electricity to U.S. housing units increased from 23% of all energy consumed in 1978 to 35% in 1997. In a 1999 report, Greening Earth Society science advisor Mark Mills estimated that the share of all U.S. electricity currently consumed by computer-based microprocessors was 13% and that within two decades, 30% to 50% of the nation's electric supply may be required to meet the direct and indirect needs of the Internet. This growth continues a long-term trend toward electrification of energy use throughout the developed world.

    - GROWING DEMAND FOR HIGH-QUALITY POWER, AS MORE MISSION-CRITICAL AND SENSITIVE ELECTRONICS ARE CONNECTED TO THE ELECTRIC UTILITY GRID. The growing importance of e-commerce and the proliferation of electronics and computer networks that are power-quality sensitive has heightened the awareness of the importance of the quality and reliability of electricity. Power-quality problems such as power outages, voltage instability and low voltage in the power delivery network are significant problems for modern computers and telecommunications equipment. As the Internet economy grows, avoiding downtime and damaged equipment due to power-related problems will become increasingly important. According to the Electric Power Research Institute, or EPRI, power disruptions cost the economy approximately
      $30 billion each year.

    - CAPACITY CONSTRAINTS ON THE ELECTRIC UTILITY GRID THAT HAVE RESULTED IN DECREASED RELIABILITY IN CERTAIN POWER MARKETS. Historically, the growth in the demand for electricity has met the expansion of the existing infrastructure, including additional investments in centralized generating plants, high-voltage transmission lines and distribution wires. Reliance upon this infrastructure has been and continues to be problematic for a number of reasons. First, according to the Department of Energy, capacity reserve margins have shown a declining trend since 1982, indicating the increased potential for power outages during peak periods. Second, some areas of the country have experienced capacity constraints and weather-related outages due to the nature of the existing transmission and distribution system. Finally, there is difficulty in finding suitable locations for additional generating plants and transmission towers, due to environmental concerns and local zoning laws.

    - HEIGHTENING ENVIRONMENTAL CONCERNS REGARDING TRANSPORTATION VEHICLES AND CONVENTIONAL POWER GENERATION. Among the most significant environmental effects of energy production and consumption is the emission of greenhouse gases, such as carbon dioxide, methane and nitrous oxide. The United States, as one of the world's largest producers and consumers of fossil fuels, is responsible for a major portion of the global energy-related emissions. Utilities, due to their reliance on coal-burning power plants, and automobiles are two of the largest sources of air pollution. Environmental concerns, such as those that prompted the Kyoto Protocol, are emphasizing the need to find cleaner forms of transportation and power generation.

    As a result of these market dynamics, power generation and environmental concerns, business and residential consumers are seeking more reliable, cleaner and cost-effective alternatives to traditional power generation. We believe that distributed power generation and power quality products will meet these demands. We are focused on selling our enabling products into the distributed power generation, hybrid-electric vehicle and uninterruptible power supply markets.

    DISTRIBUTED POWER GENERATION

    With the deregulation of the electric utility industry, the ability to offer new forms of electrical power generation such as distributed power generation is creating new markets, products and opportunities. Distributed power, or on-site power independent of the electric utility grid, locates power generating capability closer to the end user. The distributed generation of electrical power from fuel cells or microturbine systems is potentially an environmentally cleaner, more efficient and more reliable means of producing electricity compared to conventional generation and distribution methods. Distributed power generation systems can also alleviate congestion on highly loaded utility distribution networks and offer an alternative to power line extensions in remote regions. In response to the many power outages in 1999, the U.S. Department of Energy's Power Outage Study Team recommended the increased use of distributed power. Fuel cells and microturbines are two technologies that are being developed to address the distributed power generation market.

    Fuel cells are power generation devices that combine hydrogen, derived from a source such as natural gas or propane, with oxygen to create electricity through an electrochemical reaction rather than through internal combustion. As a result, fuel cells release only a minimal amount of carbon dioxide into the atmosphere. The only other by-products of fuel cell power generation systems are water and heat, which can be used as a supplemental source of heat for homes and buildings. Fuel cells typically generate a varying level of low-voltage direct current, or DC, electricity which is then converted to useable alternating current, or AC, electricity using power electronics and control software.

    Microturbines are small turbines that generate electricity. Microturbines operate on the same principle as a jet engine but can use a variety of commercially available fuels, such as natural gas, diesel, kerosene and propane. Microturbines generate a high-frequency AC electricity, which is then converted to useable household or industrial current through power electronics and control software.

    HYBRID-ELECTRIC VEHICLES

    Prices of oil and refined products will strongly influence the demand for hybrid-electric vehicles. In the last year, significant increases in crude oil and gasoline prices have renewed a national public policy debate regarding substitute fuel sources. We believe these higher prices, if sustained, will increase demand for substitute fuel sources and may result in regulatory incentives to develop and commercialize vehicles powered by alternative fuel sources.

    In addition, automobiles are a major contributor to air pollution, and we believe that new hybrid-electric vehicles can help to solve this problem. The Clean Air Act Amendments of 1990 and the National Energy Policy Act of 1992 have caused automobile manufacturers to concentrate on the development of low-emission vehicles and zero-emission vehicles such as hybrid-electric or electric vehicles. The California Air Resource Board also has adopted regulations that require 10% of a manufacturer's new car sales in California be zero-emission vehicles by 2003.

    While electric cars offer the promise of zero emissions, they are unable to provide the driving range and performance demanded by consumers due to performance limitations of existing battery power technology. Hybrid-electric vehicles can reduce air pollution while offering greater driving range and performance than electric vehicles. Hybrid-electric vehicles function by creating mechanical energy from a source such as an internal combustion engine or fuel cell. The mechanical energy is then transformed into electricity by a generator and transferred to an electric drivetrain which propels the vehicle. Excess electricity is stored in an energy storage system consisting of a battery or flywheel. All hybrid-electric vehicles require complex power and control electronics to convert, condition and manage electricity, as well as high-performance motors, electric drivetrains and energy storage systems.

    We believe that fuel cell hybrid-electric vehicles have the potential to be the leading alternative to internal combustion engines in meeting clean air initiatives while offering greater driving range and performance than electric vehicles. The U.S. government has formed the Partnership for a New Generation of Vehicles with Ford Motor Co., General Motors Corp. and DaimlerChrysler AG to develop hybrid-electric vehicles that will be capable of achieving 80 miles per gallon by 2004, and we believe that each of these automakers has made significant progress in developing hybrid-electric vehicles.

    UNINTERRUPTIBLE POWER SUPPLIES

    Uninterruptible power supply, or UPS, systems maintain a predictable quality of electricity during power outages or periods of low power quality. As a result, UPS systems are used to support the operation of computers, manufacturing facilities and communication and other electronic networks in the event of power losses. Of these applications, we believe the communications market will be among the earliest adopters of UPS systems. Low power quality represents problems for industries where equipment can lose synchronization and shut down during brief power disruptions. The growth of the Internet, e-commerce and automated manufacturing is driving the demand for UPS systems. As technology further impacts all segments of the economy, a larger group of businesses and individuals are demanding more reliable, high-quality power.

    A leading market for UPS systems is voice, data and cable networks since these networks must maintain operation in the event of power loss. Currently, when power is lost or its quality drops, lead-acid batteries provide back-up electricity until a generator can be engaged. Batteries are typically stored in central locations in easily maintained, climate-controlled rooms. However, the increased demand for communication bandwidth, the growth of fiber-optic technology and the desire to locate telephone switching equipment closer to end users is driving the trend to locate back-up battery systems in remote storage cabinets throughout communication networks. Because these remote storage cabinets are not climate-controlled, batteries have poor reliability and reduced life expectancy. The dangers of explosion and acid spills are additional environmental concerns associated with lead-acid batteries.

    We believe that flywheel energy storage systems present an attractive alternative to lead-acid batteries due to their long life and ability to operate effectively in remote locations. An electric motor spins a flywheel to its operating speed. The flywheel spins on magnetic bearings in a vacuum. Magnetic bearings use magnetic fields instead of mechanical bearings and lubricants to "float" rotating objects such as a flywheel so that there is no surface contact and minimal friction. While the flywheel spins, it stores kinetic energy, or energy created by motion. During power outages or periods of low power quality, the flywheel motor converts to a generator and, like a battery, transfers the stored electricity to the end user.

    OUR OPPORTUNITY

    The increased demand for reliable, high-quality, cleaner power is creating a growing market for distributed power generation and power quality systems. All of these systems require power and energy management products to convert, condition, store and manage electricity. In order to be commercially viable and operate effectively, these power and energy management products must be highly reliable, efficient, low-cost and compact. Many of these products must be highly customized to meet the evolving needs of the distributed power generation and power quality marketplace. We believe that a significant opportunity exists to manufacture and supply power and energy management products that meet these criteria.

OUR SOLUTION

    Our solution is to provide critical power products and systems necessary for the successful commercialization of distributed power generation and power quality systems. Our products and systems include our PowerGate-TM- and MegaVerter-TM- power electronics, our control software, our GridLink-TM- utility interface, high-performance motors and electric drivetrains and a flywheel energy storage system being developed by Beacon Power. We believe our solution encompasses the following key attributes demanded by the emerging distributed power and power quality markets:

    - PERFORMANCE. At a minimum, distributed power generation and power quality systems must provide the same degree of quality power that is provided by the traditional electric utility system that supplies electric power for commercial, industrial and residential usage. Our products use proprietary designs to ensure that high-quality power is produced during peak as well as steady-state operations.

    - RELIABILITY. We design our products to support the long-life, always-on requirements of the distributed power generation and power quality markets. We have experience designing and manufacturing high-reliability, long-life electronics for applications such as aircraft navigation systems and satellite uplink electronics. We design, manufacture and test our electronics to last at least fifteen years.

    - EFFICIENCY. The overall efficiency of a distributed power generation system, or its ability to deliver power with minimum energy loss, is vital to its effective commercialization and depends on the efficiency of all of its component parts. We apply our power electronics expertise to design and manufacture our products to meet the efficiency needs of our customers as defined by their specifications and the end use of the product.

    - LOW-COST. The widespread commercial acceptance of distributed power systems is dependent upon the reduction in cost of key components. We design our products to be low-cost by making them as compact and as easy to manufacture as possible. During 2000, we installed equipment for a semi-automated production line in our Marlborough, Massachusetts facility which will further automate the manufacturing process for fuel cell power conversion products thereby reducing the cost of these systems. This production line became operational in late November 2000 at which point we commenced production of RF satellite uplink electronics as well as components for our power converters. We expect the production line to be capable of producing 25,000 power conversion systems by the end of 2001 but will employ the line to build products for which we have orders in order to expedite the development of low-cost manufacturing processes using this capability.

    - HIGH POWER DENSITY. High power density, or the ability to convert, condition and manage large amounts of energy within a compact design, is required for cost reduction and is critical in applications such as automobiles where weight and space requirements are stringent. We design our products to meet the distributed power market's demands for high power density.

    - FLEXIBILITY. Due to the rapidly evolving nature of the distributed power and power quality industries, our engineers work closely with our customers to address overall systems design issues as well as to ensure that our products meet their system specifications. We develop and manufacture our products for use in various distributed power generation and power quality systems such as fuel cells, microturbines, cogeneration systems and UPS systems that are modular and scalable to meet a wide range of power requirements.

STRATEGY

    Our objective is to be a leading provider of the power and energy management products necessary for the successful commercialization of distributed power generation systems, such as fuel cells and microturbines, hybrid-electric vehicles and power quality products, such as flywheel energy storage systems. We believe that by designing and developing our products across multiple markets and multiple applications, our success should be less dependent upon the adoption of a specific application or on the business of a single market participant. To accomplish our objective, we are pursuing the following key strategies:

    - DESIGN AND DEVELOP INNOVATIVE POWER AND ENERGY MANAGEMENT PRODUCTS. We are developing proprietary products that are integral components in distributed power generation and power quality systems such as our PowerGate-TM- converter, GridLink-TM- utility interface and MegaVerter-TM-converter. We believe that we have a competitive advantage resulting from our engineering expertise in the areas of power electronics, electromagnetics, mechanical and thermal dynamics, system controls and microelectronic design that we have been working on since 1985. We have leveraged research and development funding from government and industry sources to build a technology base within these areas that has resulted in 59 U.S. patents and 13 patent applications pending with the U.S. patent and trademark office. In addition, 36 other patents have been issued to our employees and assigned to DaimlerChrysler in connection with the Chrysler Patriot racecar project.

    - ESTABLISH OUR PRODUCTS AS INDUSTRY STANDARDS. We seek to establish our power conversion products as industry standards and become a major supplier to the distributed power generation and power quality markets by working with our customers to determine cost and performance requirements as we design and build our products to meet those requirements. Since we are establishing these requirements early in the product life cycle while we are one of the few suppliers, we hope that our products will set the industry standard. We believe that our engineering expertise, experience in manufacturing highly reliable products and relationships with current power generation system manufacturers such as Plug Power, H Power, Nuvera Fuel Cells and FuelCell Energy is positioning us to establish standards for our distributed power generation and power quality products. We will continue to focus on establishing strategic relationships with leading companies in the distributed power generation industry such as our relationship with FuelCell Energy for the development of our MegaVerter-TM- power electronic and control software for use in their industrial fuel cell power generation system.

    - INSTALL LOW-COST, HIGH-VOLUME MANUFACTURING CAPABILITIES. We seek to establish low-cost, high-volume manufacturing capabilities to give us a competitive advantage in our markets. We are developing semi-automated manufacturing processes and expanding our manufacturing capacity in order to reduce costs as production volumes increase. During 2000, we installed equipment for a semi-automated production line in our Marlborough, Massachusetts facility that we expect to be capable of producing up to 25,000 of our residential fuel cell power conversion systems annually. This production line became operational in late November 2000 at which point we commenced production of RF satellite uplink electronics as well as components for our power converters. We expect the production line to be capable of producing 25,000 power conversion systems by the end of 2001 but will employ the line to build products for which we have orders in order to expedite the development of low-cost manufacturing processes using this capability. In the future, we expect to add additional production lines for fuel cell power conversion systems as demand dictates.

    - ACQUIRE NEW PRODUCTS, MANUFACTURING CAPABILITIES AND TECHNOLOGIES. We believe that the acquisition of new products, manufacturing capabilities and technologies will enhance our competitive position and growth opportunities. Historically, the acquisition of products or companies has been a key element of our business strategy. The acquisition of MagMotor provided us with revenue in the industrial automation market, a manufacturing capability with which to build our new MagLev systems for Applied Materials and opportunities for expansion of MagMotor's product line into new markets and with new customers as we did with the machine tool market. We had similar experiences with Film Microelectronics and Ling Electronics, and we anticipate that acquisitions will continue to play a role in our strategy.

PRODUCTS

    We design, develop and manufacture high-efficiency, high-reliability and long-lived power and energy management products that convert, condition, store and manage electricity. We are using our electronics and manufacturing expertise to develop products that meet the high-reliability, high-efficiency, low-cost and compact-size requirements of the distributed power generation and power quality markets. Our products are sold through our operating divisions in the following segments:

    ELECTRONICS SEGMENT. The electronics segment includes power electronics and control software such as controllers, fuel cell power conversion systems, hybrid microcircuits, thin film substrates and amplifiers. Revenues for fiscal year 2000 within this category totaled $8.6 million, $8.3 million of which was generated in hybrid microcircuits, thin film substrates and amplifiers. Approximately $300,000 of revenue was generated by fuel cell power conversion systems, which are still in the development and test stage. The following are descriptions of our product categories within the electronics segment.

    POWER ELECTRONICS AND CONTROL SOFTWARE

    - CONTROLLERS. We sell controllers, which are a combination of electronics and software, that monitor and regulate power flow from various system components to ensure that end-use power requirements are satisfied. Our controllers include proprietary digital signal processing software that allows them to control a wide range of power sources, including batteries, flywheels, fuel cells and microturbines. We sell controllers for a variety of applications including distributed power generation and power quality systems, motors and magnetic levitation systems. Our controller regulates the flow of electricity to and from the various components of the fuel cell power generation system.

    - FUEL CELL POWER CONVERSION SYSTEM. We have developed a PowerGate-TM-residential fuel cell power conversion system that combines DC to DC converters, a DC to AC inverter and a controller with control software. We have also developed our GridLink-TM- utility interface which is designed to allow distributed power generation systems such as fuel cells, microturbines, UPS systems and others to operate in either grid-parallel (connected to the grid) or grid-independent (disconnected from the grid) modes. The following diagram outlines the various components of a typical fuel cell power generation system and identifies our products that have been developed for use in the system:

Within a box, there is a diagram entitled "PowerGate-TM- Power Conversion System." Preceding the diagram is the following text: "In a typical residential fuel cell power generation system, a fuel processor separates hydrogen from a hydrocarbon source, such as natural gas. The fuel cell stack then creates low voltage DC electricity through an electrochemical reaction. By-products from the fuel cell stack are heat and hot water which can be used in the home. Since the fuel cell stack generates the average amount of electricity needed, the energy storage device, such as a lead-acid battery or Beacon Power's flywheel, stores electricity to handle peak loads created when several appliances call for more than the average amount of power. Our power conversion system, shown below, transitions the power into useable AC electricity while transferring the power between the fuel cell power generation system."

The diagram follows, which is a graphic portrayal of the different components of the PowerGate-TM- Power Conversion System, with arrows flowing from and to numbered boxes, and a graphical representation of a power utility transmission tower and a residential dwelling. The boxes are shaded to denote which products are manufactured by SatCon and which products are manufactured by SatCon's Beacon Power affiliate, with a corresponding legend.

Beneath the diagram, is the following text, numbered to correspond to the numbers in the boxes in the diagram above:

"1. Motors and motor controllers are used for auxiliary functions, such as pumps that provide compressed air for the fuel cell.

2. The power converter controller and software determines where the DC electricity needs to be routed--either to the home or to the energy storage device.

3. The DC to DC converters transfers DC power between the fuel cell stack, the energy storage device and the DC to AC inverter.

4.  The DC to AC inverter provides high-quality AC electricity to the home.

5. The GridLink-TM- utility interface allows the power generation system to operate in either grid-parallel (connected to the electric utility grid) or grid-independent (disconnected from the electric utility grid) modes.

6. An energy storage device, such as a lead-acid battery or Beacon Power's flywheel, can be used to provide power to support higher load requirements when operating independent from the electric utility grid."

The entire PowerGate-TM- Power Conversion System graphic and explanatory text is surrounded by a box.

    Our products have been developed for use in both residential and larger industrial fuel cell power generation systems. Plug Power, H Power and IdaTech are currently evaluating our PowerGate-TM- power electronics and control software for use in their residential fuel cell power generation systems, and we have received orders for 30 of our residential fuel cell power conversion systems from Plug Power, orders for three systems from H Power, orders for two systems from Nuvera Fuel Cells and an order for one system from IdaTech.

    We have also developed a technology to make modular inverter units that can be combined and scaled to handle high-power requirements. Using this technology, we developed the MegaVerter-TM- for use in connection with large, commercial sized, fuel cell or microturbine power generation systems that produce power ranging from 200 kilowatts to 5 megawatts. We have a collaborative arrangement with FuelCell Energy to develop power electronics and control software for use in their industrial fuel cell power generation system. Under this agreement, we plan to install a MegaVerter-TM- in a 250 kilowatt fuel cell power generation system that is currently powering FuelCell Energy's facility in Danbury, Connecticut.

    - HYBRID MICROCIRCUITS. We manufacture standard and custom hybrid microcircuits, which are a combination of several electronic components imbedded in a miniature printed circuit board. Due to their size, versatility and high reliability, these hybrid microcircuits are used in a broad spectrum of applications including communications, industrial, medical, military and aerospace. Some of our microcircuit products have been employed by our customers as follows:

       - Radio frequency amplifiers that are currently used in satellite uplink systems such as the Mobil SpeedPass, satellite television and wireless Internet service,

       - Motor controllers, such as high reliability motor controllers for helicopter hoist systems, and

       - Video amplifiers, such as those used for a cruise missile video camera system.

    - THIN FILM SUBSTRATES. Thin film substrates are miniature printed circuits onto which small electronic components are mounted, such as those used in hybrid microcircuits. Our thin film products are integrated into electronic devices that require small, high-reliability components such as cellular telephones and other wireless communications devices. We manufacture power resistors for cellular telephones using aluminum nitride as the thin film substrate instead of beryllium oxide. Beryllium oxide is hazardous, and its use in manufacturing is restricted in the United States and banned in Europe. In addition to producing thin film substrates for other manufacturers, we use our thin film substrates in our own hybrid microcircuit products.

    - AMPLIFIERS. We sell amplifiers which take an input signal and replicate it using amplified power to boost the signal. We sell amplifiers for a variety of applications, including telecommunications uplinks, power amplifiers for aircraft applications and video amplifiers for cruise missiles.

    MOTION CONTROL SEGMENT. The motion control segment includes high-performance motors and electric drivetrains such as motors for fuel cells, magnetic levitation systems, shaker vibration test systems, electric drivetrains, industrial automation and machine tool motors. Revenues for fiscal year 2000 within this category totaled $13.8 million. The majority of the revenues, $7.4 million, were generated by the sale of Ling Electronics' shaker vibration test systems. Revenues of $3.3 million were generated by the sale of magnetic levitation systems to Applied Materials. Industrial automation and machine tool motors generated $3.1 million in revenues. Motors for fuel cell automobiles generated little revenue as these motors are in the development and test phase. Electric drivetrains also contributed little revenue as we are just beginning to re-market these products that were acquired as part of the asset purchase of the electronics products group of Northrop Grumman.

    HIGH-PERFORMANCE MOTORS AND ELECTRIC DRIVETRAINS

    We design and manufacture a variety of standard and custom high-performance motors to suit specific applications. Our specialty motors are typically designed and manufactured for unique customer requirements such as high power-to-size requirements or high efficiency. We believe that our technical and design expertise enables us to shorten the time between receiving customer specifications and designing and building motors that meet these specifications. Some of our products include:

    - FUEL CELL MOTORS. We are currently developing a line of high-performance motors for auxiliary uses, such as fuel pumps, in fuel cell hybrid-electric vehicles. We are also developing these high-performance motors for use in commercial and residential fuel cell power generation systems.

    - MAGNETIC LEVITATION SYSTEMS. We manufacture magnetic levitation, or MagLev-TM-, systems that enable machinery to rotate or move without contacting other machine parts. Our MagLev-TM- systems use electro-magnetic fields to lift mechanical components without any surface contact. Sensors within the system determine the actual position of the levitated object and send signals to a high-speed digital controller, which commands electricity to activate the electro-magnets thereby making the object move away from any surface it is about to contact. This is done at extremely high speeds in order to maintain the stability of the levitated object and can be accomplished with objects that spin, such as motors, or objects that move in one direction, like pistons or push rods. Our largest selling MagLev-TM- system is the integrated suspension and motor, or ISAM, system that is sold to Applied Materials, Inc. for silicon wafer manufacturing. Because none of the rotating parts contact any other parts, the ISAM system does not require lubrication and is ideal for applications such as silicon wafer production where a contaminant-free environment is critical. Applied Materials has the exclusive right to use this product in rapid thermal processing equipment for silicon wafers, and we are Applied Materials' sole source provider. MagLev-TM- technology is also used in the manufacture of magnetic bearings for Beacon Power's flywheel. We have also developed MagLev-TM- systems for applications such as vibration isolators and magnetic bearings for jet engines and turbines. We are currently developing new applications for use in silicon wafer manufacturing, laser printing, equipment testing and other manufacturing applications.

    - SHAKER VIBRATION TEST SYSTEMS. We sell shaker vibration test systems that enable manufacturers to understand how their mechanical and electronic products will perform after exposure to vibrations. Our shaker vibration test systems are designed to replicate vibrations ranging from continuous shaking to high impact forces such as those arising from dropping a product on the floor or landing a plane. Our shaker vibration test systems are used for testing a variety of products, including small electronic components, computer hardware, consumer electronics, automobiles and aerospace and satellite structures. In addition, since our acquisition of Ling Electronics in October 1999, we have begun to sell a line of digitally modulated power amplifiers. We sell these amplifiers individually and as components of our shaker vibration test systems.

    - ELECTRIC DRIVETRAINS. In November 1999, we acquired certain intellectual property and assets from Northrop Grumman Corporation to give us the ability to manufacture and sell electric drivetrains which convert electricity into mechanical energy for propulsion of automobiles. Northrop Grumman developed this intellectual property while designing a 100-horsepower electric drivetrain for DaimlerChrysler for light duty, high-power electric vans and utility vehicles and a 230-horsepower electric drivetrain for a 33,000 pound vehicle such as a bus or truck. Prior to November 1999, over 300 of the 100-horsepower motors were installed in DaimlerChrysler's electric powered interurban commuter minivans, and a 230-horsepower electric drivetrain was installed in a Blue Bird Corporation bus as part of the Cedar Rapids Electric Transportation Coalition. We are currently pursuing opportunities to sell these products in the electric drivetrain marketplace.

    - INDUSTRIAL AUTOMATION MOTORS. We manufacture brush and brushless DC motors for the industrial automation market. These small, high-efficiency motors are available with a variety of options including optical encoders, tachometers, brakes, custom cables and connectors. Our industrial automation motors are typically used in semiconductor equipment manufacturing, medical device assembly and other automated assembly processes.

    - MACHINE TOOL MOTORS. We manufacture a line of precise positioning motors for use with machine tools such as computer numerical controlled machines. These include machining centers, lathes and milling machines.

ENERGY STORAGE SYSTEMS.

    FLYWHEEL ENERGY STORAGE SYSTEMS

    We have been developing flywheels for energy storage and other applications since 1985. Our flywheel development programs included the development of flywheel energy storage systems for the Chrysler Patriot hybrid-electric vehicle, for a U.S. Marine Corps field communications system and for a combined satellite control and energy storage system. In 1995, we began development of a stationary flywheel energy storage system to provide uninterruptible back-up power. In 1997, after we formed Beacon Power, we contributed this technology to Beacon Power pursuant to an exclusive license, enabling Beacon Power to pursue the development of a stationary, terrestrial flywheel energy storage system. Currently, we do not have revenues generated by flywheel energy storage systems. This business currently resides within our affiliate, Beacon Power. However, we retain the right to market flywheels for such applications as space vehicles. As a result, the primary value of this category is our beneficial ownership, as of November 30, 2000, of 25.3% of Beacon Power's common stock. See "Beacon Power Corporation."

    FUNDED RESEARCH AND DEVELOPMENT SEGMENT

    We perform funded research and development in connection with government programs and for third parties. We pursue funded research and development in areas where we have technical expertise and where we believe there is significant commercial application for the developed technology. We have performed funded research and development in connection with the development of each of our product areas. Funded research and development accounted for $8.6 million in revenues in fiscal year 2000.

    In 1999, we entered into an agreement with the U.S. Department of Energy, or DOE, for the research, development and demonstration of a power conversion system for a new generation of hybrid-electric vehicles. Under this government contract, we expect to design a power conversion system that can be manufactured at high volume and low cost. We believe that the resulting design will enable us to enhance our manufacturing capabilities to produce our power conversion products for distributed power generation systems. This program will be funded half by us and half by DOE. The total DOE approved budget for this program is $10.0 million through September 29, 2002. As of November 30, 2000, DOE has funded $5.4 million of this budget. Revenues in fiscal year 2000 and 1999 for this program totaled $3.4 million and $1.0 million, respectively. The additional DOE funding of $4.6 million is subject to congressional appropriation and DOE approval.

BEACON POWER CORPORATION

    BUSINESS. Since its formation, Beacon Power has been developing stationary flywheel energy storage systems to offer customers an environmentally cleaner, more reliable alternative to lead-acid batteries for energy storage and power quality management. Lead-acid batteries have three primary deficiencies. Weather extremes and frequent discharging and recharging limit their reliability and useful lives, they cannot be remotely monitored currently, and they represent an environmental risk due to the threat of explosion and battery acid spills.

    Beacon Power is developing its flywheel energy storage system to operate in all weather conditions, to offer remote monitoring, to have no limitations on charge and discharge cycles and to have a longer useful life than batteries. Beacon Power's flywheel energy storage system consists of a rotating, composite rim that spins on magnetic bearings in a vacuum. The flywheel is powered up to its operational speed by an internal motor. Because of negligible friction, little power is required to maintain the flywheel's operating speed. During power outages or periods of low power quality, the flywheel motor converts to a generator and, like a battery, transfers the stored electricity to the end user. The following is a diagram of a flywheel energy storage system:

Graphic of a flywheel (cutaway to reveal internal components inside protective casing), with arrows pointing on the left hand side from the following text descriptions to the diagram: "Vacuum Housing," "Motor/Generator," "Magnetic Bearings" and "Composite Rim." On the right hand side of the diagram, there are four bullets with the following text, descending from top to bottom:

  -  "Motor/generator draws power from a power source to spin up the flywheel.
  -  Flywheel spins in a vacuum on magnetic bearings with negligible friction.
  -  Energy is stored in the flywheel.
  -  To provide power, the motor transitions into a generator."

The entire flywheel cutaway graphic and explanatory text is surrounded by a box.

    Because of its advantages over lead-acid batteries, Beacon Power's flywheel energy storage system may be a viable alternative for use in applications where the loss or disruption of electricity could have potentially significant economic impacts. Beacon Power's current market focus is to provide flywheel energy storage systems to telecommunication service providers who must maintain service during power outages. We believe that the lifetime costs and functionality of a flywheel energy storage system will compare favorably to lead-acid batteries in many applications. Over the long-term, if the cost of manufacturing flywheel energy storage systems is significantly lowered, these systems could potentially replace batteries that are planned for use in fuel cell power generation systems.

    In January 2000, Beacon Power received a sales commitment for 100 flywheel energy storage systems for $15,000 per system from TLER. These systems will be used for back-up power for a residential telephone system in Mexico. These systems are required to be delivered by June 2001. In June 2000, Beacon Power received an initial order for flywheels from Cox Communications. In addition, Beacon Power has conducted field tests of its flywheel energy storage systems with Bell Atlantic Network Services, Inc., now part of Verizon Communications, Century Communications Corporation, now part of Adelphia Communications Corporation, and WinDBreak Cable. Beacon Power is located in Woburn, Massachusetts, where it occupies an approximately 20,000 square foot facility. Beacon Power has signed a lease and expects to move into an approximately 52,000 square foot facility in the Wilmington, Massachusetts area in the first quarter of 2001. As of September 30, 2000, Beacon Power had a total of 80 full-time employees and one independent contractor, of which approximately 60 were engineers, scientists and other degreed professionals.

    FORMATION AND FINANCING HISTORY. In May 1997, we formed Beacon Power to develop stationary, terrestrial flywheel energy storage systems for commercial applications. At that time, DQE Enterprises, Inc., who is currently one of our investors, made a $5 million investment in SatCon, and we were required to contribute the $5 million to the capital of Beacon Power to fund its development efforts. As a condition of DQE Enterprises' investment in us, we granted Beacon Power a perpetual, worldwide, royalty-free, exclusive right and license to our flywheel technology for stationary, terrestrial applications.

    On October 23, 1998, Beacon Power completed a $4.8 million private placement of its class D preferred stock and warrants to Perseus Capital L.L.C., DQE Enterprises and Micro-Generation Technology Fund, L.L.C. At that time, we relinquished significant control of Beacon Power and Beacon Power came under the control of its third-party investors. From June 1999 through March 31, 2000, Beacon Power was financed through the issuance of approximately $4.7 million of bridge notes and warrants to its investors, including approximately
$1.0 million from us. On April 7, 2000, Beacon Power issued 1,226,141 shares of its class E preferred stock and warrants to purchase 306,535 shares of its class E preferred stock in exchange for the conversion of all of its outstanding bridge notes of which we received 347,407 shares of Beacon Power's class E preferred stock and a warrant to purchase 86,852 shares of its class E preferred stock.

    On April 21, 2000, Beacon Power raised an additional $4.1 million through the sale of additional bridge notes and warrants to purchase 82,000 shares of Beacon Power's common stock. We did not participate in this financing. On
May 23, 2000, Beacon Power issued 6,785,711 shares of its class F preferred stock and additional warrants to purchase shares of Beacon Power's common stock. The exercise price and the number of shares subject to these additional warrants were based on the initial public offering price of Beacon Power's common stock. The shares of class F preferred stock and the additional warrants were issued in consideration for the cancellation of $5.2 million in bridge notes and an additional $23.3 million cash investment by existing and new investors. We did not participate in this financing either.

    Beacon Power's class D preferred stock, class E preferred stock and class F preferred stock accrue quarterly dividends in arrears at a rate of 12.5% through May 23, 2000 and 6% thereafter. Beacon Power also has consulting arrangements with Perseus, DQE Enterprises and Micro pursuant to which Beacon Power must pay consulting fees in shares of its class A preferred stock.

    In November 2000, Beacon Power completed an initial public offering of its common stock and issued 8,000,000 shares of its common stock at $6.00 per share. As of November 30, 2000, we beneficially owned approximately 25.3% of Beacon Power's common stock.

    BOARD COMPOSITION. Beacon Power's board of directors currently consists of seven members. By agreement of Beacon Power's stockholders, two members are currently designated by Perseus Capital, one member is designated by DQE Enterprises, one member is designated by Mechanical Technology Incorporated, one member is designated by GE Capital Equity Investments, Inc. and one member is designated by us, which is currently David B. Eisenhaure, our chairman of the board, president and chief executive officer. The seventh member of Beacon Power's board of directors is William E. Stanton, Beacon Power's president and chief executive officer.

OUR OPERATING DIVISIONS

    We currently develop and market our products and services through the following three operating segments:

    ELECTRONICS PRODUCTS. Our electronics products segment consists of the following two divisions:

      ADVANCED FUEL CELL POWER PRODUCTS. Our Advanced Fuel Cell Power Products division is establishing manufacturing facilities and processes for the production of power electronics for the distributed power generation and power quality markets. It also manufactures various multi-chip modules. We acquired our Advanced Fuel Cell Power Products division's Marlborough, Massachusetts facility in April 1999. As of September 30, 2000, we had 22 employees working in our Advanced Fuel Cell Power Products division.

      FILM MICROELECTRONICS. Our Film Microelectronics division, or FMI, designs and manufactures standard and custom microelectronic circuits for telecommunications, commercial and government aerospace, industrial, medical and automotive markets. We acquired FMI in April 1997. FMI is located in North Andover, Massachusetts and, as of September 30, 2000, had 75 employees.

    MOTION CONTROL PRODUCTS. Our motion control products segment consists of the following two divisions:

      MAGMOTOR. Our MagMotor division designs and manufactures standard and custom high-performance motors for the industrial machinery, factory automation and automotive markets. We acquired MagMotor in January 1997. In January 1999, we acquired Inductive Components which we integrated into our MagMotor division. MagMotor is located in Worcester, Massachusetts and, as of September 30, 2000, had 61 employees.

      LING ELECTRONICS. Our Ling Electronics division manufactures shaker vibration test systems, power converters, amplifiers and controllers. We acquired Ling in October 1999 from Mechanical Technology Incorporated. Ling is located in Anaheim, California and, as of September 30, 2000, had 57 employees.

    FUNDED RESEARCH AND DEVELOPMENT. Our funded research and development segment consists of the following two divisions:

      TECHNOLOGY CENTER. Our Technology Center, located in Cambridge, Massachusetts, focuses on funded research and development. It also supports the product development efforts of our other operating divisions. The business of Lighthouse Software that we acquired in January 1999 has been integrated into our Technology Center. As of September 30, 2000, our Technology Center had 80 employees of which 31 were engineers. Our engineers have 19 advanced degrees including 8 doctorates.

      ELECTRONIC POWER PRODUCTS. Our Electronic Power Products division was formed in connection with the acquisition of certain intellectual property and other assets from Northrop Grumman in

      November 1999. Through this acquisition, we acquired expertise in power electronics and the design and development of electric drivetrains for use in electric and hybrid-electric vehicles. This division is engaged primarily in contract research and development. The Electronic Power Products division is located in Baltimore, Maryland and, as of September 30, 2000, had 10 employees.

SIGNIFICANT CUSTOMERS

    The U.S. Department of Defense accounted for 9.8%, 20.6% and 22.1% of our total revenue for our fiscal years ended September 30, 2000, 1999 and 1998, respectively. For the fiscal year ended September 30, 2000, revenue from the U.S. Department of Energy and Applied Materials accounted for 11.5% and 10.6% of our total revenue, respectively.

RESEARCH AND DEVELOPMENT

    We believe that the continued and timely development of new products and enhancements to our existing products are necessary to maintain our competitive position. We use technologies developed by our Technology Center and our Electronic Power Products division, together with information supplied by our distributors and customers, to design and develop new products and product enhancements and to reduce the time-to-market for our products.

    $8.6 million, or 27.8%, of our revenue during the year ended September 30, 2000 was attributable to research and development activities funded by commercial customers and U.S. government agency sponsors. Under the agreements funded by the U.S. government, the government retains a royalty-free license to use the technology developed for government purposes and we retain exclusive rights to the technology for commercial and industrial applications. The rights to technology developed under contracts funded by commercial customers are negotiated on a case-by-case basis. We expended $3.5 million, $726,000 and $346,000 on internally-funded research and development during our years ended September 30, 2000, 1999 and 1998, respectively. During the year ended September 30, 2000, our most concentrated effort was directed toward building the power inverter for a fuel cell on-site power generation system.

SALES AND MARKETING

    We sell our products and services both domestically and internationally through our direct sales force and through independent distributors and representatives. Our direct sales staff manages our key customer accounts, provides customer support and identifies significant market opportunities in their respective markets.

    Each of our divisions manages its own marketing organization and is responsible for developing sales and advertising literature, such as product announcements, catalogs, brochures and magazine articles in trade and other publications. Publication of significant events or material information is handled through our corporate office.

    We maintain close contact with our customers' design and engineering staffs in order to provide the appropriate products for our customers' applications. We maintain this close working relationship with our customers throughout the life of a product, and we believe that it has been a key component of our customers' satisfaction.

    We compete for and market our research and development contracts through several methods, including pursuing new and existing customer relationships in the commercial and government sectors, responding to Small Business Innovative Research calls for proposals and calls for proposals listed in the daily publication, COMMERCE BUSINESS DAILY, seeking to maintain a strong technical reputation within the community, responding to unsolicited requests for proposals and through our Internet site.

BACKLOG

    Our backlog consists primarily of research and development contracts and orders for power electronic and motion control products. At September 30, 2000, the backlog was $23.3 million for work to be performed and products to be shipped during the year ending September 30, 2001 and beyond. Many of our contracts and sales orders may be canceled at any time with limited or no penalty. In addition, contract awards may be subject to funding approval from the U.S. government and commercial entities, which involves political, budgetary and other considerations over which we have no control. Our backlog at September 30, 1999 was $7.3 million.

COMPETITION

    The market for our products is competitive and subject to rapid technological change. The market is significantly affected by new product introductions and other market activities of industry participants. We currently or potentially compete with:

    - manufacturers of converters and inverters for fuel cells such as Trace Engineering, a division of Xantrex Technology, Inc., Asea Brown
      Boveri Ltd., Siemens Corporation and Alstom S.A.,

    - manufacturers of hybrid microcircuits such as Omnirel L.L.C., Aeroflex Inc., Teledyne Inc. and DDC & R, Inc.,

    - manufacturers of thin film substrates such as MIC Technology, an Aeroflex Company and Ultrasource, Inc.,

    - manufacturers of electric vehicle drivetrains such as Lockheed Martin Corp., Solectria Corporation, Delphi Automotive Systems, Corp., Siemens Corporation and Visteon Corporation,

    - manufacturers of motors such as MCG Inc., Reliance Electric CO/DE, CMC Industries, Inc. and other regional and specialty motor manufacturers,

    - manufacturers of shaker vibration test systems such as Ling Dynamics Systems, Ltd. and Unholtz-Dickie, Corp., and

    - developers of flywheel technology such as Active Power, Inc., Trinity Flywheel Power and U.S. Flywheel Systems.

    Many of our competitors have significantly greater financial resources than we do and are able to devote greater resources to the development, promotion, sale and support of their products and may have more manufacturing expertise and capacity. In addition, many of our competitors have more extensive customer bases and broader customer relationships than we do.

    We believe that competitive factors for our products include:

    - performance

    - reliability

    - efficiency

    - pricing

    - functionality

    - reputation of the vendor

    - service

    - ease of use

    - flexibility

    - manufacturing capacity

    - customization capabilities

    We believe that we are positioned to compete favorably on the basis of each of these factors in each of our markets.

MANUFACTURING

    We manufacture our products in approximately 80,000 square feet of manufacturing space at four facilities in Marlborough, Massachusetts; Worcester, Massachusetts; North Andover, Massachusetts and Anaheim, California. We have existing manufacturing capacity to meet our current needs. Our goal is to mass manufacture high volume, low-cost products. We have a semi-automated production line in our

Marlborough, Massachusetts facility that we expect to be capable of producing up to 25,000 of our residential fuel cell power conversion systems annually. We intend to add additional production lines for our products in the future as demand dictates. We have made and expect to continue to make technological improvements that reduce the costs to manufacture our products.

    We believe that most of the raw materials used in our products are readily available from a variety of vendors. Additionally, we design and develop our products to use commodity parts in order to simplify the manufacturing process.

INTELLECTUAL PROPERTY

    Our success and competitiveness depend on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law and contract restrictions to protect the proprietary aspects of our technology. We seek to limit disclosure of our intellectual property by requiring employees, consultants, and any third parties with access to our proprietary information to execute confidentiality agreements and by restricting access to that information. These legal protections afford only limited protection for our technology.

    We currently own 59 U.S. patents and have 13 patent applications pending with the U.S. patent and trademark office. In addition, 36 other patents have been issued to our employees and assigned to DaimlerChrysler in connection with the Chrysler Patriot racecar project. DaimlerChrysler granted us a non-exclusive, royalty-free license to these patents for non-automotive applications. Our 59 U.S. patents and the 36 patents assigned to DaimlerChrysler are distributed among the following five application areas:

    - motor related applications,

    - magnetic levitation and magnetic bearings,

    - flywheels,

    - distributed power generation and hybrid-electric vehicles, and

    - power electronics and controls.

    The expiration dates of these patents range from 2007 to 2018. With the exception of two patents, most of our patents expire in or after 2012, with the majority expiring in 2014 and 2016.

    In 1997, we granted Beacon Power a perpetual, worldwide, royalty-free, exclusive right and license to our flywheel technology for stationary, terrestrial applications. As a qualifying small business, we have retained commercial ownership rights to proprietary technology developed under various U.S. government contracts and grants, including small business innovation research contracts. Our patent and trade secret rights are of material importance to us and to our future prospects.

    Most of the 59 U.S. patents described above are the result of retaining ownership of inventions made under U.S. government-funded research and development programs. With respect to any invention made with government assistance, the government has a nonexclusive, nontransferable, irrevocable, paid-up license to use the technology or have the technology employed for or on behalf of the U.S. government throughout the world. Under certain conditions, the U.S. government also has "march-in rights." These rights enable the U.S. government to require us to grant a nonexclusive, partially exclusive, or exclusive license in any field of use to responsible applicants, upon terms that are reasonable under the circumstances. If we refuse, the government can grant the license itself, provided that it determines that such action is necessary because we have not achieved practical application of the invention, or to alleviate health or safety needs, or to meet requirements for public use specified by federal regulations, or because products using such inventions are not being produced substantially in the United States. The exercise of these rights by the government could create potential competitors for us if we later determine to further develop the technologies and utilize the inventions in which the government has exercised these rights.

    Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products or technologies is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition.

    We cannot assure you that third parties will not claim infringement with respect to our current or future products. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of intellectual property infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, results of operations and financial condition.

    We depend upon intellectual property developments which sometimes derive in whole or in part from U.S. government contracts and subcontracts. Our rights to these intellectual property developments vary by contract, depending upon such factors as whether the government wholly or only partly funded the contract, and the terms of the negotiation between us and the government department. Some contracts may give us exclusive rights to commercialize the invention, reserving to the government only those rights which it needs for government functions. Other contracts may give broader rights to the government. At the least, most of these contracts provide us with a non-exclusive, non-assignable license to use a development for commercial purposes, however most of our technology developed through government-funded contracts is protected through patents and exclusive rights.

GOVERNMENT REGULATION

    We presently are subject to various federal, state and local laws and regulations relating to, among other things, safe working conditions, handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. To date, we believe that we have obtained all necessary government permits and have been in substantial compliance with all of these applicable laws and regulations.

GOVERNMENT CONTRACTS

    We act as a prime contractor or major subcontractor for many different U.S. government programs, including those that involve the development of electro-mechanical transportation, navigation and energy-related products. Over its lifetime, a program may be implemented by the award of many individual contracts and subcontracts, or contracts with option years, or partially funded contracts.

    U.S. government contracts include provisions permitting termination, in whole or in part, without prior notice, at the U.S. government's discretion. The U.S. government pays compensation for work actually done and commitments made at the time of termination, and some allowance for profit on the work performed. The U.S. government may also terminate for default in performance and pay only the value delivered to the U.S. government. It can also hold the contractor responsible for reprocurement costs.

    Our government contract business is also subject to specific procurement statutes and regulations and a variety of socioeconomic and other requirements. Failure to comply with these regulations and requirements could lead to loss of contract or suspension or debarment from U.S. government contracting or subcontracting for a period of time. Examples of these statutes and regulations are those related to procurement integrity, export control, employment practices, the accuracy of records and the recording of costs.

    Sales to the U.S. government may be affected by changes in research interests in the areas in which we engage, changing government department budgets, and changing procurement policies.

EMPLOYEES

    At September 30, 2000, we had a total of 278 full-time employees, three part-time employees and 24 contract employees. Of the total, 110 persons were employed in engineering, 127 in manufacturing, 45 in administration and 23 in sales and marketing. None of our employees are represented by a union. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

    We lease office, manufacturing and research and development space in the following locations:

                                                                   APPROXIMATE NUMBER   EXPIRATION
          LOCATION                        PRIMARY USE                OF SQUARE FEET      OF LEASE
----------------------------  -----------------------------------  ------------------   ----------
Cambridge, Massachusetts      Corporate headquarters and research
                              and development                            33,000            2003
North Andover, Massachusetts  Manufacturing                              15,000            2002
Worcester, Massachusetts      Manufacturing                              17,000            2003
Marlborough, Massachusetts    Manufacturing                              20,000            2005
Baltimore, Maryland           Research and development                   16,000            2002
Anaheim, California           Manufacturing                              60,000            2003

    Our Cambridge, Massachusetts lease contains an additional 13,000 square feet of space which is subleased to a third party until December 31, 2002. Our Anaheim, California lease contains an additional 25,000 square feet of manufacturing space for a total of 85,000 square feet. The additional space is subleased to a third party until May 31, 2001. We also lease 8,800 square feet in Tucson, Arizona until March 31, 2001, which we have subleased to a third party through that lease term.

    We believe our facilities are adequate for our current needs and that adequate facilities for expansion, if required, are available. See also "Business--Our Operating Divisions."

ITEM 3. LEGAL PROCEEDINGS

    On October 15, 1997, we received a letter from the Department of the Air Force stating that it may terminate for default an approximately $1.6 million contract between the Air Force and us for development of a satellite component, unless perceived performance problems were cured. As of that date, we received payments of approximately $1.4 million in connection with this contract. In the event of an actual default, we could be liable for extra costs incurred by the U.S. government in developing the component and could be required to return a portion of the monies we received for this contract. On December 15, 1997, the Air Force issued a "Show Cause Notice" to us requiring us to demonstrate to the Air Force why the contract should not be terminated "for cause." On
December 31, 1997, we responded to the Air Force's "Show Cause Notice," explaining our view that we should not be terminated for cause. On May 11, 2000, we contacted the Air Force again to offer to settle our differences and to explore obtaining additional settlement amounts. On August 3, 2000, we sent a memorandum to the Air Force explaining the basis of a settlement request of $353,248. Also on August 3, 2000, we received from the Air Force a proposed settlement offer. On September 15, 2000, we entered into a settlement agreement in which the contract was to be closed and considered completed through a contract modification with no additional payment, but without termination for cause. The contract is still subject to normal audit and accounting of final cost.

    On November 6, 1999, APACE, Inc. commenced an action against us in the Supreme Court of the State of New York claiming that we had been awarded a prime contract by the U.S. Department of Energy and that we had failed or refused to negotiate a subcontract with APACE, allegedly in breach of a contract between us and APACE. APACE is seeking in excess of $1,000,000 in damages. We denied the allegations, moved to stay the action and filed for arbitration with the American Arbitration Association in Boston, Massachusetts. The American Arbitration Association decided that the arbitration would go forward in Boston. In the meantime, APACE requested that the court permit the action to go forward and for the arbitration to be stayed. On March 21, 2000, the Supreme Court of the State of New York issued an order compelling arbitration and staying APACE's action pending arbitration to be conducted by the American Arbitration Association in Boston.

    On June 26, 2000, APACE served us with an amended answering statement and counterclaim, including additional allegations that we have engaged in unfair and deceptive trade practices and that our actions were willful and knowing. Based on these allegations, APACE is seeking multiple damages, as well as attorneys' fees and expenses. On July 19, 2000, we filed an answer to APACE's amended answering statement and counterclaim, denying the allegations and asserting various affirmative defenses.

    An arbitrator has been selected and the arbitration is scheduled to go forward in Boston for nine days in February, March and April of 2001. The parties have exchanged some discovery, and expect to make a further exchange early in 2001.

    Sean F. Moran, our Chief Financial Officer, is named as a defendant in three shareholder class action complaints filed in the United States District Court for the District of Massachusetts. The complaints, captioned RO NEMETH-COSLETT
V. ANIKA THERAPEUTICS, INC., J. MELVILLE ENGLE AND SEAN MORAN (filed on or about June 8, 2000), MARK CASAZZA V. ANIKA THERAPEUTICS, INC., J. MELVILLE ENGLE AND SEAN MORAN (filed on or about June 26, 2000), and RODNEY M. ROCKEFELLER AND LARA LEE ROCKEFELLER V. ANIKA THERAPEUTICS, INC., J. MELVILLE ENGLE AND SEAN MORAN (filed on or about August 2, 2000), allege violations of the federal securities laws by Anika Therapeutics, Inc., J. Melville Engle, who serves as Anika's Chief Executive Officer, and Sean F. Moran, who served as Anika's Chief Financial Officer from February 1993 to January 2000. The complaints allege a two-year putative class period through May 30, 2000, and allege that Anika and the individual defendants violated the federal securities laws by making material misrepresentations and omissions that relate to Anika's press releases and historical financial statements for 1998 and the first three quarters of 1999.

    Anika has previously reported publicly that it was the subject of an informal investigation by the SEC as disclosed by Anika in March 2000, which later became a formal investigation by the SEC as disclosed by Anika in May 2000. Anika has reported that in connection with the formal investigation, the SEC has required Anika to provide information in connection with certain revenue recognition matters. Anika has reported that these matters related to Anika's historical accounting for sales of its product under a long-term supply and distribution agreement. In March 2000, Anika restated its financial results for 1998 and the first three quarters of 1999 to change its revenue recognition policy under this long-term supply contract.

    From time to time, we are a party to routine litigation and proceedings in the ordinary course of business. We are not aware of any current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the year covered by this report through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is publicly traded on the Nasdaq National Market under the symbol "SATC."

    The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq National Market for fiscal years 1999 and 2000:

                                                                       HIGH       LOW
                                                                     --------   --------
       YEAR ENDED SEPTEMBER 30, 1999
       First Quarter...............................................   $ 7.75     $ 3.69
       Second Quarter..............................................     6.56       3.63
       Third Quarter...............................................     9.88       4.50
       Fourth Quarter..............................................    10.44       7.06
       YEAR ENDED SEPTEMBER 30, 2000
       First Quarter...............................................   $10.44     $ 7.31
       Second Quarter..............................................    44.75       8.00
       Third Quarter...............................................    28.81      10.50
       Fourth Quarter..............................................    41.00      23.50

    On December 20, 2000, the last reported sale price of our common stock as reported on the Nasdaq National Market was $9.3438 per share. As of December 12, 2000, there were 13,877,185 shares of our common stock outstanding held by approximately 190 holders of record.

DIVIDEND POLICY

    We have never paid dividends on our common stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

RECENT SALES OF UNREGISTERED SECURITIES

    On September 27, 2000, we issued 100,000 shares of our common stock to Northrop Grumman Corporation in connection with the exercise by Northrop Grumman Corporation of a warrant we issued to Northrop Grumman Corporation at an exercise price of $9.75 per share. The common stock was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    Our financial statements for the years ended September 30, 1999, 1998, 1997 and 1996 have been restated. All financial information included in this Annual Report on Form 10-K reflect the restatements. For a discussion of the restatements, see our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

    You should read the data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below for the fiscal years ended September 30, 2000, 1999 and 1998 and the consolidated balance sheet data as of September 30, 2000 and 1999 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the fiscal years ended September 30, 1997 and 1996 and the consolidated balance sheet data as of September 30, 1998, 1997 and 1996 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The statement of operations for the fiscal year ended September 30, 2000 includes the results of Ling Electronics beginning from October 21, 1999, the date on which we acquired Ling Electronics.

                                                                  FISCAL YEAR ENDED SEPTEMBER 30,
                                                        ----------------------------------------------------
                                                          2000       1999       1998       1997       1996
                                                        --------   --------   --------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
  Product revenue.....................................  $ 22,427   $  9,123   $ 7,520    $ 3,728    $    --
  Funded research and development revenue.............     8,628      6,355     8,011      8,738      9,385
                                                        --------   --------   -------    -------    -------
  Total revenue.......................................    31,055     15,478    15,531     12,466      9,385
  Cost of product revenue.............................    19,069      9,511     5,474      2,683         --
                                                        --------   --------   -------    -------    -------
  Gross margin........................................    11,986      5,967    10,057      9,783      9,385
                                                        --------   --------   -------    -------    -------
  Research and development expenses...................    10,301      6,554     6,794     11,443      8,213
  Selling, general and administrative expenses........     9,970      8,819     4,523      6,198      5,569
  Amortization of intangibles.........................     1,217        371       291        120         --
                                                        --------   --------   -------    -------    -------
  Total operating expenses............................    21,488     15,744    11,608     17,761     13,782
                                                        --------   --------   -------    -------    -------
  Operating loss......................................    (9,502)    (9,777)   (1,551)    (7,978)    (4,397)
  Other income (expense), net.........................       460       (224)      170        269        464
                                                        --------   --------   -------    -------    -------
  Net loss before income taxes and loss from Beacon
    Power.............................................    (9,042)   (10,001)   (1,381)    (7,709)    (3,933)
  Benefit/(provision) for income taxes................        --         --        (4)        --        144
  Loss from Beacon Power Corporation..................      (899)    (4,341)   (3,473)        --         --
                                                        --------   --------   -------    -------    -------
  Net loss............................................    (9,941)   (14,342)   (4,858)    (7,709)    (3,789)
  Accretion of redeemable convertible preferred stock
    discount..........................................    (3,106)       (51)       --         --         --
                                                        --------   --------   -------    -------    -------
  Net loss attributable to common stockholders........  $(13,047)  $(14,393)  $(4,858)   $(7,709)   $(3,789)
                                                        ========   ========   =======    =======    =======
  Net loss per share, basic and diluted...............  $  (1.03)  $  (1.57)  $ (0.54)   $ (0.97)   $ (0.52)
                                                        ========   ========   =======    =======    =======
  Weighted average number of common shares, basic and
    diluted...........................................    12,630      9,176     8,957      7,959      7,286
                                                        ========   ========   =======    =======    =======

                                                                          AS OF SEPTEMBER 30,
                                                          ----------------------------------------------------
                                                            2000       1999       1998       1997       1996
                                                          --------   --------   --------   --------   --------
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA
Cash and cash equivalents...............................  $ 8,814    $ 2,533    $ 1,202    $ 4,257    $ 3,771
Assets transferred to Beacon Power Corporation..........       --         --        577         --         --
Total assets............................................   44,487     17,815     16,689     18,219     16,354
Working capital.........................................   18,390      7,714      7,905     10,595     11,011
Liabilities transferred to Beacon Power Corporation.....       --         --      1,564         --         --
Total long-term liabilities, net of current portion.....      214         64        239        323         --
Contingent obligation to Class D preferred stockholders
  of Beacon Power Corporation...........................    5,794      5,309         --         --         --
Redeemable convertible preferred stock..................       --      4,894         --         --         --
Stockholders' equity....................................   31,118      4,421     12,372     15,589     15,175

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    On four separate occasions since January 1, 1999, we have restated our financial results. These restatements, announced on January 13, 1999, August 16, 1999, August 8, 2000 and September 12, 2000, affected various reporting periods during our fiscal years ended September 30, 1996 through 1999 and our nine-month period ended June 30, 2000. The restatements primarily related to the accounting for our investment in Beacon Power, and other various accounting matters including accounting for stock options and warrants, providing additional reserves for accounts receivable, inventory, warranty and sales returns and writing off certain property and equipment. On September 18, 2000, the SEC's enforcement division requested that we meet with them to explain the circumstances surrounding the restatements announced on August 8, 2000 and September 12, 2000. On September 22, 2000, David B. Eisenhaure and Sean F. Moran, our President and Chief Financial Officer, respectively, along with our independent public accountants and outside counsel, met with various representatives of the SEC in response to their inquiry. We explained the circumstances surrounding our August 2000 and September 2000 restatements and responded to the SEC's questions. We expect that the SEC will have additional questions. The SEC may seek to meet with individuals, which may include our employees as well as representatives of Beacon Power and our former and current independent accountants. We will cooperate fully with any further SEC inquiry.

    The following discussion reflects the restatement of our financial statements for fiscal years 1998 and 1999. For a discussion of the restatements, see our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

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

All of these acquisitions were accounted for using the purchase method of accounting. In addition, in November 1999, we acquired intellectual property, tooling and other assets from Northrop Grumman

Corporation enabling us to manufacture and sell electric drivetrains. See Note O to our Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding our acquisitions.

    In May 1997, we formed Beacon Power Corporation to develop stationary, terrestrial flywheel energy storage systems for commercial applications. On October 23, 1998, Beacon Power completed a $4.8 million private placement of its class D redeemable preferred stock and warrants to third-party investors, and we relinquished significant control of Beacon Power. As of October 23, 1998, we owned 0.1% of Beacon Power's voting stock and 67.0% of Beacon Power's outstanding capital stock. From June 1999 through March 31, 2000, Beacon Power was financed through the issuance of approximately $4.7 million of bridge notes and warrants to its investors, including $1.0 million from us. On April 7, 2000, Beacon Power issued 1,226,141 shares of its class E redeemable preferred stock and warrants to purchase 306,535 shares of its class E preferred stock in exchange for the conversion of all of its outstanding bridge notes of which we received 347,407 shares of Beacon Power's class E redeemable preferred stock and a warrant to purchase 86,852 shares of its class E preferred stock. As of April 7, 2000, we owned 11.0% of Beacon Power's voting stock and 61.0% of Beacon Power's outstanding capital stock. On April 21, 2000, Beacon Power raised an additional $4.1 million through the sale of additional bridge notes and warrants to purchase 41,000 shares of Beacon Power's common stock. We did not participate in this financing. On May 23, 2000, Beacon Power issued 6,785,711 shares of its class F preferred stock and additional warrants to purchase shares of Beacon Power's common stock. The shares of class F preferred stock and the additional warrants were issued in consideration for the cancellation of $5.2 million in bridge notes and an additional $23.3 million cash investment by existing and new investors. We did not participate in this financing either. As of May 23, 2000, we owned 3.5% of Beacon Power's voting stock and 33.0% of Beacon Power's outstanding capital stock. As of September 30, 2000, we owned approximately 3.5% of the outstanding voting stock of Beacon Power and 32.1% of the capital stock of Beacon Power on a common equivalent basis after taking all dividend accruals into account.

    The results of our operations include a $3.1 million loss of Beacon Power from May 8, 1997 to December 24, 1997 under the consolidation method of accounting. On December 24, 1997, we began accounting for our investment in Beacon Power in accordance with SEC Staff Accounting Bulletin No. 30/Topic 5.E.
(SAB) "Accounting for Divesture of a Subsidiary or Other Business Operation" and have included 100% of Beacon Power's $7.1 million loss for the period from December 25, 1997 through May 1999 in a manner similar to the equity method of accounting, at which time, our initial investment of $1.9 million, the $30,000 additional investment and the additional deemed investment of $4.8 million and accrued dividends of $410,000 had been written down to zero. In June 1999, we committed up to $1.0 million of additional financing to Beacon Power, representing a minority share of a funding commitment received by Beacon Power and we began accounting for our investment in Beacon Power under the equity method of accounting and have included in our results through September 30, 2000 our share of Beacon Power's losses of $1.9 million. As of September 30, 2000, our additional investment in Beacon Power had been reduced to zero and our contingent obligation to Beacon Power's class D preferred stockholders was $5.8 million. We will continue to record additional losses from Beacon Power to the extent of additional dividends accrued on the contingent obligation to the class D preferred stockholders of Beacon Power.

    In November 2000, Beacon Power completed an initial public offering of its common stock and issued 8,000,000 shares of common stock at $6.00 per share. Upon the closing of Beacon Power's initial public offering, we owned approximately 25% of Beacon Power's voting stock. In connection with the closing of the initial public offering, the put right, as described in Note E to our financial statements, was terminated and the contingent obligation to class D preferred stockholders of Beacon Power will be reclassified as additional paid in capital. In addition, our preferred stock in Beacon Power was converted into 9,694,812 shares of Beacon Power's common stock. In accordance with SEC Staff Accounting Bulletin No. 51, our investment and additional paid in capital will be written up during the first quarter of fiscal 2001 to reflect our beneficial interest in the book value of the stockholders' equity of Beacon Power, which we estimate to be approximately $15.0 million. After the write-up of our investment in Beacon Power, we will continue to account for our investment in Beacon Power under the equity method of accounting and record our share of losses from Beacon Power on a one-quarter trailing basis until our investment in Beacon Power has been reduced to zero. If in the future, our ownership interest in Beacon Power's outstanding capital stock is reduced to below 20% and we determine that we do not have the ability to exercise significant influence over the operating and financial policies of Beacon Power, our investment in Beacon Power will be accounted for using the fair value method as set forth in SFAS No. 115 based upon the carrying value of our investment in Beacon Power at the time our interest is reduced to below 20%. At that time, we will no longer be required to record our share of any losses from Beacon Power. Under the fair value method, the value of the investment will be carried at fair market value with any unrealized holding gains or losses to be included in stockholders' equity as a component of other accumulated comprehensive income.

    We recognize revenue from product sales in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition." Product revenue is recognized when there is persuasive evidence of an arrangement, delivery of the product to the customer has occurred, at which time title generally is passed to the customer, and we have determined that collection of a fixed fee is probable, all of which occur upon shipment of the product. If the product requires installation to be performed by us, all revenue related to the product is deferred and recognized upon the completion of the installation. We provide for a warranty reserve at the time the product revenue is recognized.

    We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as research and development expense as incurred.

    Cost of revenue includes cost of product revenue, including materials, labor and overhead. Costs incurred in connection with funded research and development arrangements are included in research and development expenses.

    We have incurred significant costs to develop our technology and products. These costs have exceeded total revenues. As a result, we have incurred net losses for the fiscal years ended 2000, 1999, 1998, 1997 and 1996. As of September 30, 2000, we had an accumulated deficit of $40.2 million. We intend to significantly increase our capital expenditures and operating expenses to rapidly expand our manufacturing capabilities and for general corporate purposes, including product development activities, sales and marketing and administrative activities. Because we expect to continue to invest in our business ahead of anticipated future revenues, we expect to incur operating losses at least through the next two years.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

    This Annual Report on Form 10-K contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Act of 1934. You can identify these forward-looking statement by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates," and similar expressions, whether in the negative or in the affirmative. Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, our actual results could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements below under the heading "Factors Affecting Future Results" that we believe could cause our actual results to differ materially from the forward-looking statements that we make. These factors also include, without limitation, those set forth in Exhibit 99 to this Form 10-K, which are expressly incorporated by reference herein. We do not intend to update information contained in any forward-looking statements we make.

RESULTS OF OPERATIONS

    FISCAL YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1999

    PRODUCT REVENUE. Product revenue increased by $13.3 million or 146% from $9.1 million to $22.4 million. This increase was attributable to $7.4 million in revenue from Ling Electronics, $2.3 million from increased volume in our microelectronics products, primarily from radio frequency amplifiers that are currently used in satellite uplink systems, satellite television and wireless Internet service, $2.3 million from increased volume in our magnetic levitation products and $1.3 million from increased volume from high performance motors.

    FUNDED RESEARCH AND DEVELOPMENT REVENUE. Funded research and development revenue increased by $2.3 million or 36% from $6.4 million to $8.6 million. This increase was attributable to an additional $2.4 million in funded research and development revenue from a Department of Energy program to develop low-cost power conversion modules for electric and hybrid-electric vehicles and was partially offset by our increased focus on internally funded research projects including the development of power conversion products for the distributed power generation market.

    GROSS MARGIN. Gross margin increased by $6.0 million or 101% from $6.0 million to $12.0 million. Gross margin from products increased by $3.7 million and funded research and development increased by $2.3 million. Gross margin from product revenue as a percentage of product revenue increased to 15% from (4%). The improvement in gross margin from product revenue as a percentage of product revenue is due to improved plant utilization at MagMotor and Film Microelectronics and the inclusion of revenue and gross margin from Ling Electronics.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $3.7 million or 57% from $6.6 million to $10.3 million. The increase was primarily attributable to an additional $2.9 million in funded research and development expenses related to the Department of Energy contract as well as our increased focus on internally funded research projects including the development of power conversion products for the distributed power generation market.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.2 million or 13% from $8.8 million to $10.0 million. The increase was primarily due to the inclusion of $2.9 million of costs from Ling Electronics, $800,000 of costs for facilities and staffing in an effort to meet expected growth and demand for our products and the inclusion of a full year of expenses related to Inductive Components and Lighthouse Software which were acquired in January 1999 and HyComp which was acquired in April 1999. These increases were offset by the recording of $2.2 million of non-cash stock-based compensation expense related to the issuance of stock options and warrants to consultants and $1.0 million of additional reserves for unbilled contract costs and fees and accounts receivable in 1999. Based on the facts and circumstances during 1999, we established a reserve of $521,000 for unbilled contract costs and fees related to a contract with the Department of the Air Force which was terminable by the Department of the Air Force if it determined that we were in default under the contract. In addition, we provided $513,000 in reserve for unbilled contract costs and fees and accounts receivable to properly reflect the reserve requirements.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased $846,000 or 228% from $371,000 to $1.2 million. This increase was the result of amortization of intangibles recorded in connection with the acquisitions of Inductive Components and Lighthouse Software in January 1999, Ling Electronics in October 1999 and certain intellectual property and other intangible assets from Northrop Grumman in November 1999.

    OTHER INCOME (EXPENSE), NET. Other income, net increased to $460,000 from $224,000 of other expense, net. The increase was the result of an increase in cash and cash equivalents being maintained in interest-bearing accounts and a decrease of interest expense associated with our line of credit.

    LOSS FROM BEACON POWER CORPORATION. Loss from Beacon Power decreased by $3.4 million or 79% from $4.3 million to $899,000. During the year ended September 30, 2000, we recorded our share of Beacon Power's losses of $899,000, under the equity method of accounting. As of December 31, 1999, our investment in Beacon Power had been reduced to zero, however, we continued to record losses from Beacon Power to the extent of additional interest accrued on the contingent obligation to the class D preferred stockholders of Beacon Power. During the year ended September 30, 1999, we recorded 100% of Beacon Power's losses of $3.6 million in accordance with SAB Topic 5.E., in a manner similar to the equity method of accounting through May 1999 and in June 1999, we began accounting for our investment in Beacon Power under the equity method of accounting and recorded our share of Beacon Power's losses of $734,000 from June 1999 to September 1999.

    FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1998

    PRODUCT REVENUE. Product revenue increased $1.6 million or 21% from $7.5 million to $9.1 million. This increase was attributable to $1.0 million from the introduction of our magnetic levitation products and $396,000 from increased volume in our microelectronics products, primarily from radio frequency amplifiers that are currently used in satellite uplink systems, satellite television and wireless Internet service and $202,000 from increased volume from high performance motors.

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

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.3 million or 95% from $4.5 million to $8.8 million. This increase was primarily due to $2.2 million of non-cash stock-based compensation expense related to the issuance of stock options and warrants to consultants in 1999, $1.0 million of additional reserves for unbilled contract costs and fees and accounts receivable and $800,000 in costs for facilities and staffing in an effort to meet expected growth and demand for our products. Based on the facts and circumstances during 1999, we established a reserve against $521,000 of unbilled contract costs and fees related to a contract with the Department of the Air Force which was terminable by the Department of the Air Force if it determined that we were in default under the contract. In addition, we provided $513,000 in reserves for unbilled contract costs and fees and accounts receivable to properly reflect the reserve requirements.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased $80,000 or 27% from $291,000 to $371,000. This increase was the result of the acquisition of Inductive Components and Lighthouse Software in January 1999.

    OTHER INCOME (EXPENSE), NET. Other expense, net increased to $224,000 from $170,000 of other income, net as a result of increased interest expense and decreased interest income.

    LOSS FROM BEACON POWER CORPORATION. Loss from Beacon Power increased $868,000 or 25% from $3.5 million to $4.3 million. As of December 24, 1997, we began accounting for our investment in Beacon Power in accordance with SAB
Topic 5.E. and we have included 100% of Beacon Power's net loss of $3.5 million in our results during the year ended September 30, 1998 in a manner similar to the equity method of accounting. During 1999, we continued to account for our investment in Beacon Power in accordance with SAB Topic 5.E. until May 1999 and have included $3.6 million of Beacon Power's net loss in our results during that period. In June 1999, we began accounting for our investment in Beacon Power under the equity method of accounting and have recorded an additional $734,000 of our share of losses from Beacon Power during June 1999 to September 1999.

QUARTERLY RESULTS OF OPERATIONS

    The following table presents unaudited quarterly statement of operations data for the eight quarters ended September 30, 2000. This data has been prepared on a basis consistent with our audited financial statements included elsewhere in this Annual Report on Form 10-K. This data includes all adjustments, consisting solely of normal recurring adjustments, that we believe necessary for a fair presentation of this information. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

                                                                            THREE MONTHS ENDED
                                          ---------------------------------------------------------------------------------------
                                          SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,
                                            2000        2000       2000       1999       1999        1999       1999       1998
                                          ---------   --------   --------   --------   ---------   --------   --------   --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
  Product revenue.......................   $ 8,159    $ 5,459    $ 5,648    $ 3,161     $ 2,733    $ 2,623    $ 1,772    $ 1,995
  Funded research and development
    revenue.............................     2,102      3,235      1,896      1,395       1,266      1,469      1,890      1,730
                                           -------    -------    -------    -------     -------    -------    -------    -------
  Total revenue.........................    10,261      8,694      7,544      4,556       3,999      4,092      3,662      3,725
  Cost of product revenue...............     6,583      4,599      4,886      3,001       2,784      3,288      1,915      1,524
                                           -------    -------    -------    -------     -------    -------    -------    -------
  Gross margin..........................     3,678      4,095      2,658      1,555       1,215        804      1,747      2,201
                                           -------    -------    -------    -------     -------    -------    -------    -------
  Research and development expenses.....     2,741      3,944      1,893      1,723       1,526      2,136      1,465      1,428
  Selling, general and administrative
    expenses............................     2,963      2,555      2,420      2,032       1,624      5,176      1,029        990
  Amortization of intangibles...........       322        323        329        243          98        101         94         78
                                           -------    -------    -------    -------     -------    -------    -------    -------
  Total operating expenses..............     6,026      6,822      4,642      3,998       3,248      7,413      2,588      2,496
                                           -------    -------    -------    -------     -------    -------    -------    -------
  Operating loss........................    (2,348)    (2,727)    (1,984)    (2,443)     (2,033)    (6,609)      (841)      (295)
  Other income (expense), net...........       185        146         99         30         (31)      (186)       (26)        20
                                           -------    -------    -------    -------     -------    -------    -------    -------
  Net loss before loss from Beacon Power
    Corporation.........................    (2,163)    (2,581)    (1,855)    (2,413)     (2,064)    (6,795)      (867)      (275)
  Loss from Beacon Power Corporation....       (72)      (116)      (148)      (563)       (512)    (1,006)    (1,383)    (1,440)
                                           -------    -------    -------    -------     -------    -------    -------    -------
  Net loss..............................    (2,235)    (2,697)    (2,033)    (2,976)     (2,576)    (7,801)    (2,250)    (1,715)
  Accretion of redeemable convertible
    preferred stock discount............        --         --     (2,950)      (156)        (51)        --         --         --
                                           -------    -------    -------    -------     -------    -------    -------    -------
  Net loss attributable to common
    stockholders........................   $(2,235)   $(2,697)   $(4,983)   $(3,132)    $(2,627)   $(7,801)   $(2,250)   $(1,715)
                                           =======    =======    =======    =======     =======    =======    =======    =======
  Net loss per share, basic and
    diluted.............................   $ (0.16)   $ (0.20)   $ (0.40)   $ (0.29)    $ (0.28)   $ (0.85)   $ (0.25)   $ (0.19)
                                           =======    =======    =======    =======     =======    =======    =======    =======
  Weighted average number of common
    shares, basic and diluted...........    13,685     13,642     12,398     10,793       9,488      9,177      9,059      8,980
                                           =======    =======    =======    =======     =======    =======    =======    =======

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities, public security offerings, borrowings on our line of credit and capital equipment leases.

    As of September 30, 2000, our cash and cash equivalents were $8.8 million, an increase of $6.3 million from September 30, 1999. Cash used in operating activities for the year ended September 30, 2000 was $5.5 million as compared to $5.6 million in 1999. Cash used in operating activities during the year ended September 30, 2000 was primarily attributable to our net loss and an increase in accounts receivable and inventory partially offset by non-cash items such as depreciation and amortization, loss from Beacon Power and compensation expense related to issuance of stock options and warrants to non-employees.

    Cash used in investing activities during the year ended September 30, 2000 was $2.9 million as compared to $1.4 million in 1999. Net cash used in investing activities during the year ended September 30, 2000 included capital expenditures of $2.5 million and an investment in Beacon Power of $333,000. We estimate that we will spend an additional $9.6 million on capital expenditures through fiscal year 2001 primarily at our Advanced Fuel Cell Power Products division to expand our capacity to manufacture our power conversion products. We expect these additions will be financed principally from lease financing and, to a lesser extent, cash on hand. If we are unable to obtain lease financing, our capital expenditures would be expected to be approximately $1.0 million.

    Cash provided by financing activities for the year ended September 30, 2000 was $14.7 million as compared to $8.4 million in 1999. Net cash provided by financing activities during the year ended

September 30, 2000 includes net proceeds of $7.0 million from the sale of our common stock and $8.4 million from the exercise of common stock options and warrants.

    On October 23, 1998, we granted the purchasers of Beacon Power's class D redeemable preferred stock the right to cause us under certain circumstances to purchase all of Beacon Power's shares of class D redeemable preferred stock issued to those purchasers and upon exercise of this put right, we must pay
$4.8 million plus cumulative dividends at 12.5% per year since October 23, 1998 through May 22, 2000, and 6% per year thereafter, in our common stock. We have recorded as of September 30, 2000, the face value of the put right of $4.8 million plus cumulative dividends of $1.0 million as a liability. If the put right is exercised, we would reclassify the value of the contingent obligation to the class D preferred stockholders of Beacon Power to common stock and additional paid-in capital.

    In November 2000, Beacon Power completed an initial public offering of its common stock and issued 8,000,000 shares of common stock at $6.00 per share. In connection with the initial public offering, the put right was terminated and the contingent obligation to class D preferred stockholders of Beacon Power will be reclassified as additional paid in capital. In addition, our preferred stock in Beacon Power was converted into 9,694,812 shares of Beacon Power's common stock. In accordance with SEC Staff Accounting Bulletin No. 51, our investment and additional paid in capital will be written up during the first quarter of fiscal 2001 to reflect our beneficial interest in the book value of the stockholders' equity of Beacon Power, which we estimate to be approximately $15.0 million.

    We anticipate that the existing $8.8 million in cash and cash equivalents at September 30, 2000 will be sufficient to fund operations for at least the next twelve months. However, there can be no assurance that we will not require additional financings within this time frame or that any additional financing, if needed, will be available to us on terms acceptable to us, if at all.

FACTORS AFFECTING FUTURE RESULTS

    Our future results remain difficult to predict and may be affected by a number of factors which could cause actual results to differ materially from forward-looking statements contained in this Annual Report on Form 10-K and presented elsewhere by management from time to time. These factors include business conditions within the distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive industries and the world economies as a whole, and competitive pressures that may impact research and development spending. Our revenue growth is dependent on technology developments and contract research and development for both the government and commercial sectors and no assurance can be given that these investments will continue or that we will be able to obtain such funds. In addition, our growth opportunities are dependent on the introduction of new products that must penetrate distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive markets. No assurance can be given that new products can be developed, or if developed, will be successful; that competitors will not force prices to an unacceptably low level or take market share from us; or that we can achieve or maintain profits in these or any new markets. Because of these and other factors, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the market price of our common stock experiences significant volatility.

EFFECTS OF INFLATION

    We believe that inflation and changing prices over the past three years have not had a significant impact on our net revenue or on our income from continuing operations.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 (SFAS No. 137), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. We will adopt SFAS No. 133 beginning in the first quarter of the fiscal year ending
September 30, 2001. Upon adoption of SFAS No. 133, we will be required to record an unrealized loss on the fair value of the warrants to purchase shares of Mechanical Technology Incorporated's common stock, of $1.0 million in our results of operations as a cumulative effect of change in accounting principle, and we will record future unrealized gains and losses on the fair value of these warrants in our results of operations.

    In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 (SFAS 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS
No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for certain transactions occurring after March 31, 2001 and certain disclosures for the fiscal year ending September 30, 2001. We are currently evaluating the impact of SFAS No. 140 on our financial statements and related disclosures, but do not expect that any impact will be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and are translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income is sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments. Based on the nature and current levels of our investments, however, we have concluded that there is no material market risk exposure.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I: FINANCIAL STATEMENTS OF SATCON TECHNOLOGY
  CORPORATION

Report of Independent Public Accountants....................     36

Report of Independent Accountants...........................     37

Consolidated Financial Statements:
  Consolidated Balance Sheets as of September 30, 2000 and
    1999....................................................     38
  Consolidated Statements of Operations for the Years Ended
    September 30, 2000, 1999
    and 1998................................................     39
  Consolidated Statements of Changes in Stockholders' Equity
    for the Years Ended
    September 30, 2000, 1999 and 1998.......................     40
  Consolidated Statements of Cash Flows for the Years Ended
    September 30, 2000, 1999
    and 1998................................................     41
  Notes to Consolidated Financial Statements................     42

Schedule II: Valuation and Qualifying Accounts for the Years
  Ended
  September 30, 2000, 1999 and 1998.........................     78

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
SatCon Technology Corporation:

    We have audited the accompanying consolidated balance sheet of SatCon Technology Corporation and its subsidiaries (a Delaware corporation) as of September 30, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of SatCon Technology Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SatCon Technology Corporation and its subsidiaries as of September 30, 2000 and 1999 and the results of their operations and their cash flows for each of the years then ended in conformity with auditing standards generally accepted in the United States.

                                          /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
November 28, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

SatCon Technology Corporation:

    In our opinion, the consolidated statements of operations, of changes in stockholders' equity and of cash flows for the year ended September 30, 1998 present fairly, in all material respects, the results of operations and cash flows of SatCon Technology Corporation and its subsidiaries for the year ended September 30, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule for the year ended September 30, 1998 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of SatCon Technology Corporation for any period subsequent to September 30, 1998.

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

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
December 17, 1998,
except to the restatement described
in Note A, as to which the date is
September 11, 2000

                         SATCON TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                  2000          1999
                                                              ------------   -----------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  8,814,324   $ 2,533,072
  Accounts receivable, net of allowance of $320,222 and
    $386,686 at September 30, 2000 and 1999, respectively...     7,495,942     2,799,143
  Unbilled contract costs and fees, net of allowance of $0
    and $746,121 at September 30, 2000 and 1999,
    respectively............................................       824,829     1,462,201
  Inventory.................................................     8,001,661     3,697,972
  Prepaid expenses and other current assets.................       614,622       349,070
                                                              ------------   -----------
      Total current assets..................................    25,751,378    10,841,458
Investment in Beacon Power Corporation......................            --       414,729
Warrants to purchase Mechanical Technology Incorporated
  common stock..............................................     2,473,713            --
Property and equipment, net.................................     6,257,476     3,260,632
Intangibles, net............................................     9,080,089     3,194,609
Other long-term assets......................................       924,583       103,675
                                                              ------------   -----------
        Total assets........................................  $ 44,487,239   $17,815,103
                                                              ============   ===========
  LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                    STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,074,517   $ 1,563,605
  Accrued payroll and payroll-related expenses..............     1,284,884       479,888
  Deferred revenue..........................................     1,525,116       113,179
  Funding commitment to Beacon Power Corporation............            --       333,333
  Other accrued expenses....................................     1,459,218       620,874
  Current portion of long-term debt.........................        17,494        16,226
                                                              ------------   -----------
      Total current liabilities.............................     7,361,229     3,127,105
Long-term debt, net of current portion......................        16,377        33,871
Other long-term liabilities.................................       197,349        29,735
Commitments and contingencies (Note H)
Contingent obligation to Class D preferred stockholders of
  Beacon Power Corporation..................................     5,793,879     5,309,115
Series A redeemable convertible preferred stock.............            --     4,894,112
Stockholders' equity:
  Preferred stock; $0.01 par value, 1,000,000 shares
    authorized no shares issued and outstanding at September
    30, 2000; 8,000 shares series A redeemable convertible
    preferred stock issued and outstanding at September 30,
    1999....................................................                          --
  Common stock, $0.01 par value, 25,000,000 shares
    authorized; 13,841,185 and 9,617,009 shares issued at
    September 30, 2000 and 1999, respectively...............       138,412        96,170
  Additional paid-in capital................................    72,498,540    37,074,161
  Common stock held in escrow, at market value; 0 and 42,860
    shares at September 30, 2000 and 1999, respectively.....            --      (428,600)
  Amounts receivable from exercise of stock options.........            --    (1,816,667)
  Accumulated deficit.......................................   (40,195,340)  (30,254,195)
  Accumulated other comprehensive loss......................    (1,073,503)           --
  Treasury stock, at cost; 44,500 shares at September 30,
    2000 and 1999...........................................      (249,704)     (249,704)
                                                              ------------   -----------
      Total stockholders' equity............................    31,118,405     4,421,165
                                                              ------------   -----------
        Total liabilities, redeemable convertible preferred
        stock and stockholders' equity......................  $ 44,487,239   $17,815,103
                                                              ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                       -----------------------------------------
                                                           2000           1999          1998
                                                       ------------   ------------   -----------
Product revenue......................................  $ 22,427,428   $  9,122,498   $ 7,520,188
Funded research and development revenue..............     8,627,601      6,355,383     8,010,735
                                                       ------------   ------------   -----------
Total revenue........................................    31,055,029     15,477,881    15,530,923
Cost of product revenue..............................    19,069,192      9,510,941     5,474,067
                                                       ------------   ------------   -----------
Gross margin.........................................    11,985,837      5,966,940    10,056,856
                                                       ------------   ------------   -----------
Research and development expenses....................    10,300,765      6,554,464     6,793,634
Selling, general and administrative expenses.........     9,969,580      8,818,706     4,523,424
Amortization of intangibles..........................     1,217,490        371,087       290,957
                                                       ------------   ------------   -----------
Total operating expenses.............................    21,487,835     15,744,257    11,608,015
                                                       ------------   ------------   -----------
Operating loss.......................................    (9,501,998)    (9,777,317)   (1,551,159)
Other income (loss)..................................         9,891       (150,464)           --
Interest income......................................       453,631         42,287       179,861
Interest expense.....................................        (3,176)      (115,692)      (10,206)
                                                       ------------   ------------   -----------
Net loss before income taxes and loss from Beacon
  Power Corporation..................................    (9,041,652)   (10,001,186)   (1,381,504)
Provision for income taxes...........................            --             --        (3,872)
Loss from Beacon Power Corporation...................      (899,493)    (4,340,567)   (3,472,438)
                                                       ------------   ------------   -----------
Net loss.............................................    (9,941,145)   (14,341,753)   (4,857,814)
Accretion of redeemable convertible preferred stock
  discount...........................................    (3,105,888)       (50,904)           --
                                                       ------------   ------------   -----------
Net loss attributable to common stockholders.........  $(13,047,033)  $(14,392,657)  $(4,857,814)
                                                       ============   ============   ===========
Net loss per share, basic and diluted................  $      (1.03)  $      (1.57)  $      (.54)
                                                       ============   ============   ===========
Weighted average number of common shares, basic and
  diluted............................................    12,629,822      9,176,041     8,956,671
                                                       ============   ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                           CONSOLIDATED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                                                                                   AMOUNTS
                                                                                                                 RECEIVABLE
                                                                                           COMMON     COMMON        FROM
                                                                            ADDITIONAL     SHARES      STOCK     EXERCISE OF
                                                      COMMON      COMMON      PAID-IN     HELD IN     HELD IN       STOCK
                                                      SHARES      STOCK       CAPITAL      ESCROW     ESCROW       OPTIONS
                                                    ----------   --------   -----------   --------   ---------   -----------
Balance, September 30, 1997.......................   8,769,146   $ 87,691   $26,576,600        --           --            --
Net loss..........................................          --         --            --        --           --            --
Exercise of stock options.........................     100,266      1,003       580,736        --           --            --
Exercise of warrants..............................     149,137      1,491     1,220,382        --           --            --
Treasury stock purchased..........................          --         --            --        --           --            --
Change in net unrealized losses on marketable
  securities......................................          --         --            --        --           --            --
                                                    ----------   --------   -----------   -------    ---------   -----------
Balance, September 30, 1998.......................   9,018,549   $ 90,185   $28,377,718        --           --            --
Net loss..........................................          --         --            --        --           --            --
Exercise of stock options.........................     455,600      4,556     3,173,445        --           --    (1,816,667)
Treasury stock purchased..........................          --         --            --        --           --            --
Common stock issued in acquisitions...............     100,000      1,000       567,800        --           --            --
Common stock issued in connection with settlement
  agreement which is held in escrow...............      42,860        429       189,762    42,860     (190,191)           --
Compensation expense related to stock options and
  warrants issued to non-employees................          --         --     2,208,639        --           --            --
Valuation adjustment for common stock held in
  escrow..........................................          --         --       238,409        --     (238,409)           --
Warrants issued in connection with the sale of
  redeemable preferred stock......................          --         --     2,369,292        --           --            --
Change in net unrealized losses on marketable
  securities......................................          --         --            --        --           --            --
Accretion of redeemable convertible preferred
  stock discount..................................          --         --       (50,904)       --           --            --
                                                    ----------   --------   -----------   -------    ---------   -----------
Balance, September 30, 1999.......................   9,617,009   $ 96,170   $37,074,161    42,860    $(428,600)  $(1,816,667)
Net loss..........................................          --         --            --        --           --            --
Common stock issued in connection with Ling
  acquisition.....................................     770,000      7,700     7,748,656        --           --            --
Common stock issued in connection with MTI
  investment......................................   1,030,000     10,300     6,964,926        --           --            --
MTI warrants received in connection with MTI
  investment......................................          --         --     3,495,438        --           --            --
Valuation adjustment for MTI warrants.............          --         --            --        --           --            --
Common stock issued in connection with NGC asset
  acquisition.....................................     578,761      5,788     5,465,770        --           --            --
Conversion of redeemable convertible preferred
  stock into common stock.........................   1,025,641     10,256     7,989,744        --           --            --
Exercise of common stock options..................     701,774      7,018     5,496,853        --           --
Exercise of common stock warrants.................     118,000      1,180     1,111,720        --           --            --
Payments on amounts receivable from exercise of
  stock options...................................          --         --            --        --           --     1,816,667
Valuation adjustment for common stock held in
  escrow..........................................          --         --       257,160        --     (257,160)           --
Common stock released from escrow.................          --         --            --   (42,860)     685,760            --
Accretion of redeemable convertible preferred
  stock discount..................................          --         --    (3,105,888)       --           --            --
Foreign currency translation adjustment...........          --         --            --        --           --            --
                                                    ----------   --------   -----------   -------    ---------   -----------
Balance, September 30, 2000.......................  13,841,185   $138,412   $72,498,540        --    $      --   $        --
                                                    ==========   ========   ===========   =======    =========   ===========


                                                                    ACCUMULATED
                                                                       OTHER
                                                    ACCUMULATED    COMPREHENSIVE   TREASURY   TREASURY
                                                      DEFICIT          LOSS         SHARES      STOCK
                                                    ------------   -------------   --------   ---------
Balance, September 30, 1997.......................  $(11,054,628)   $   (20,215)        --           --
Net loss..........................................    (4,857,814)            --         --           --
Exercise of stock options.........................            --             --         --           --
Exercise of warrants..............................            --             --         --           --
Treasury stock purchased..........................            --             --     28,300    $(173,076)
Change in net unrealized losses on marketable
  securities......................................            --          9,835         --           --
                                                    ------------    -----------     ------    ---------
Balance, September 30, 1998.......................  $(15,912,442)   $   (10,380)    28,300    $(173,076)
Net loss..........................................   (14,341,753)            --         --           --
Exercise of stock options.........................            --             --         --           --
Treasury stock purchased..........................            --             --     16,200      (76,628)
Common stock issued in acquisitions...............            --             --         --           --
Common stock issued in connection with settlement
  agreement which is held in escrow...............            --             --         --           --
Compensation expense related to stock options and
  warrants issued to non-employees................            --             --         --           --
Valuation adjustment for common stock held in
  escrow..........................................            --             --         --           --
Warrants issued in connection with the sale of
  redeemable preferred stock......................            --             --         --           --
Change in net unrealized losses on marketable
  securities......................................            --         10,380         --           --
Accretion of redeemable convertible preferred
  stock discount..................................            --             --         --           --
                                                    ------------    -----------     ------    ---------
Balance, September 30, 1999.......................  $(30,254,195)            --     44,500     (249,704)
Net loss..........................................    (9,941,145)            --         --           --
Common stock issued in connection with Ling
  acquisition.....................................            --             --         --           --
Common stock issued in connection with MTI
  investment......................................            --             --         --           --
MTI warrants received in connection with MTI
  investment......................................            --             --         --           --
Valuation adjustment for MTI warrants.............            --     (1,021,725)        --           --
Common stock issued in connection with NGC asset
  acquisition.....................................            --             --         --           --
Conversion of redeemable convertible preferred
  stock into common stock.........................            --             --         --           --
Exercise of common stock options..................            --             --         --           --
Exercise of common stock warrants.................            --             --         --           --
Payments on amounts receivable from exercise of
  stock options...................................            --             --                      --
Valuation adjustment for common stock held in
  escrow..........................................            --             --         --           --
Common stock released from escrow.................            --             --         --           --
Accretion of redeemable convertible preferred
  stock discount..................................            --             --         --           --
Foreign currency translation adjustment...........            --        (51,778)        --           --
                                                    ------------    -----------     ------    ---------
Balance, September 30, 2000.......................  $(40,195,340)   $(1,073,503)    44,500    $(249,704)
                                                    ============    ===========     ======    =========


                                                               TOTAL
                                                           STOCKHOLDERS'
                                                              EQUITY
                                                    ---------------------------
Balance, September 30, 1997.......................  $                15,589,448
Net loss..........................................                   (4,857,814)
Exercise of stock options.........................                      581,739
Exercise of warrants..............................                    1,221,873
Treasury stock purchased..........................                     (173,076)
Change in net unrealized losses on marketable
  securities......................................                        9,835
                                                    ---------------------------
Balance, September 30, 1998.......................  $                12,372,005
Net loss..........................................                  (14,341,753)
Exercise of stock options.........................                    1,361,334
Treasury stock purchased..........................                      (76,628)
Common stock issued in acquisitions...............                      568,800
Common stock issued in connection with settlement
  agreement which is held in escrow...............                           --
Compensation expense related to stock options and
  warrants issued to non-employees................                    2,208,639
Valuation adjustment for common stock held in
  escrow..........................................                           --
Warrants issued in connection with the sale of
  redeemable preferred stock......................                    2,369,292
Change in net unrealized losses on marketable
  securities......................................                       10,380
Accretion of redeemable convertible preferred
  stock discount..................................                      (50,904)
                                                    ---------------------------
Balance, September 30, 1999.......................  $                 4,421,165
Net loss..........................................                   (9,941,145)
Common stock issued in connection with Ling
  acquisition.....................................                    7,756,356
Common stock issued in connection with MTI
  investment......................................                    6,975,226
MTI warrants received in connection with MTI
  investment......................................                    3,495,438
Valuation adjustment for MTI warrants.............                   (1,021,725)
Common stock issued in connection with NGC asset
  acquisition.....................................                    5,471,558
Conversion of redeemable convertible preferred
  stock into common stock.........................                    8,000,000
Exercise of common stock options..................                    5,503,871
Exercise of common stock warrants.................                    1,112,900
Payments on amounts receivable from exercise of
  stock options...................................                    1,816,667
Valuation adjustment for common stock held in
  escrow..........................................                           --
Common stock released from escrow.................                      685,760
Accretion of redeemable convertible preferred
  stock discount..................................                   (3,105,888)
Foreign currency translation adjustment...........                      (51,778)
                                                    ---------------------------
Balance, September 30, 2000.......................  $                31,118,405
                                                    ===========================

  The accompanying notes are an integral part of these consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS ENDED SEPTEMBER 30,
                                                              -----------------------------------------
                                                                  2000           1999          1998
                                                              ------------   ------------   -----------
Cash flows from operating activities:
  Net loss..................................................  $ (9,941,145)  $(14,341,753)  $(4,857,814)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization.......................     2,038,391      1,013,037       625,976
        Allowance for unbilled contract costs and fees......            --        688,510       (19,065)
        Allowance for doubtful accounts.....................       265,744        334,850       (94,424)
        Allowance for inventory.............................       658,774        870,021      (549,765)
        Loss from Beacon Power Corporation..................       899,493      4,340,567     3,472,438
        Loss on sale of marketable securities...............            --         87,535            --
        Write-off impaired assets...........................            --        255,544        50,104
        Compensation expense related to release of stock
          from escrow, issuance of stock options and
          warrants to non-employees.........................       385,760      2,208,639            --
        Changes in operating assets and liabilities, net of
        effects of acquisitions:
          Accounts receivable...............................    (3,025,520)        89,858      (301,909)
          Unbilled contract costs and fees..................       637,372       (954,393)      532,573
          Prepaid expenses and other assets.................       144,687         31,455        (8,529)
          Inventory.........................................      (628,472)      (601,120)   (1,550,819)
          Other long-term assets............................         8,072        517,402      (607,245)
          Accounts payable..................................       869,225             72       647,689
          Accrued expenses and payroll......................       641,266        (98,163)     (291,061)
          Other liabilities.................................     1,566,051        (72,763)        6,802
                                                              ------------   ------------   -----------
    Total adjustments.......................................     4,460,843      8,711,051     1,912,765
                                                              ------------   ------------   -----------
Net cash used in operating activities.......................    (5,480,302)    (5,630,702)   (2,945,049)
                                                              ------------   ------------   -----------
Cash flows from investing activities:
  Sales and maturities of marketable securities.............            --        580,144     1,340,609
  Patent and intangible expenditures........................       (78,962)      (102,227)     (431,526)
  Purchases of property and equipment.......................    (2,463,777)      (220,416)     (601,331)
  Acquisitions, net of cash acquired........................       (24,054)      (995,876)           --
  Investment in Beacon Power Corporation....................      (333,333)      (696,667)   (2,007,508)
                                                              ------------   ------------   -----------
Net cash used in by investing activities....................    (2,900,126)    (1,435,042)   (1,699,756)
                                                              ------------   ------------   -----------
Cash flows from financing activities:
  Repayment of capital lease obligations....................       (16,226)      (100,000)      (40,625)
  Borrowings under line of credit...........................            --      2,657,234            --
  Repayment of borrowings under line of credit..............            --     (2,657,234)           --
  Net proceeds from issuance of redeemable convertible
    preferred stock.........................................            --      7,212,500            --
  Net proceeds from issuance of common stock................     6,975,226             --            --
  Proceeds from exercise of stock options and payment of
    amounts receivable from exercise of stock options.......     7,320,538      1,361,334       581,739
  Proceeds from exercise of warrants........................     1,112,900             --     1,221,873
  Purchase of treasury stock................................            --        (76,628)     (173,076)
  Deferred equity financing costs...........................      (678,980)            --            --
                                                              ------------   ------------   -----------
                                                                        --
Net cash provided by financing activities...................    14,713,458      8,397,206     1,589,911
                                                              ------------   ------------   -----------
Effect of foreign currency exchange rates on cash and cash
  equivalents...............................................       (51,778)            --            --
                                                              ------------   ------------   -----------
Net increase (decrease) in cash and cash equivalents........     6,281,252      1,331,462    (3,054,894)
Cash and cash equivalents at beginning of year..............     2,533,072      1,201,610     4,256,504
                                                              ------------   ------------   -----------
Cash and cash equivalents at end of year....................  $  8,814,324   $  2,533,072   $ 1,201,610
                                                              ============   ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  ORGANIZATION, RESTATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

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

    - Film Microelectronics, Inc. ("FMI")--a manufacturer of hybrid microelectronics, acquired in April 1997.

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

    All of these acquisitions were accounted for using the purchase method of accounting. In addition, in November 1999, the Company acquired intellectual property, tooling and other assets from Northrop Grumman Corporation enabling the Company to manufacture and sell electric drivetrains. See Note O.

RESTATEMENTS

    During fiscal 2000, the Company has restated its financial statements on two separate occasions. A description of each restatement is as follows:

AUGUST 2000 RESTATEMENT

    In August 2000, the Company restated its financial statements for fiscal 1997, 1998 and 1999. The restatement was prompted by the initial audit of the financial statements of its affiliate, Beacon Power Corporation ("Beacon Power") and reflects treating certain costs as expenses rather than being included in the value of the net assets of Beacon Power at December 24, 1997 (see Note E). The Company previously had accounted for these costs either as fixed assets or as part of the net assets of Beacon Power. The Company had capitalized
$2.9 million of costs incurred during 1996, 1997 and 1998 in developing design documentation, tooling and test fixtures for Beacon Power's flywheel energy storage system. At the time

                         SATCON TECHNOLOGY CORPORATION

A.  ORGANIZATION, RESTATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES (CONTINUED)
these costs were capitalized, the Company believed that it had a fully functional design that could meet customer performance requirements and that the product could be manufactured and sold at a profit so that the capitalized costs would be recovered. The Company believed that its flywheel energy storage product was beyond the research and development stage. As part of the initial audit of Beacon Power during 2000 for the period from inception (May 1997) through December 31, 1999, the Company reviewed the audit evidence supporting the capitalized costs and determined that these costs had not been properly capitalized. Accordingly, the Company has expensed these costs as incurred. In addition, as a result of the initial audit of the financial statements of Beacon Power, additional immaterial adjustments were made to the historical financial statements of Beacon Power. A summary of the additional adjustments is as follows:

Record additional revenue during 1997.......................  $ 45,000
Reclassification of certain SG&A expenses to R&D during
  1997......................................................  $264,000
Write-off certain current assets including inventory and
  accounts receivable.......................................  $ 37,000
Write-off certain intangibles...............................  $ 91,000
Record additional accrued expenses..........................  $ 73,000

As a result, the Company's investment in Beacon Power was reduced by $3.1 million as of December 24, 1997. The adjustments to the financial statements at December 24, 1997, the date on which the Company initially began accounting for its investment in Beacon Power under the equity method of accounting, consisted of a reduction of $37,000 from current assets, a reduction of $3.0 million from property and equipment and intangible assets and an increase of $73,000 of accrued expenses. The Company has adjusted its accumulated deficit as of September 30, 1996 for the effect of the 1996 restatement. The cumulative effect of this change on the Company's stockholders' equity as of September 30, 1996 was a reduction of $924,192. The cumulative effect of this change on the Company's stockholders' equity as of September 30, 1999 was a reduction of $130,504. The effect of this change on the reported results for each period is as follows:

                         SATCON TECHNOLOGY CORPORATION

A. ORGANIZATION, RESTATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONSOLIDATED STATEMENTS OF OPERATIONS:

                                                                  FOR THE YEAR ENDED
                                                                  SEPTEMBER 30, 1999
                                                              ---------------------------
                                                              AS RESTATED    AS REPORTED
                                                              ------------   ------------
Product revenue.............................................  $  9,122,498   $  9,122,498
Funded research and development revenue.....................     6,355,383      6,355,383
                                                              ------------   ------------
Total revenue...............................................    15,477,881     15,477,881
Cost of product revenue.....................................     9,510,941      9,510,941
                                                              ------------   ------------
Gross margin................................................     5,966,940      5,966,940
                                                              ------------   ------------
Research and development expenses...........................     6,554,464      6,554,464
Selling, general and administrative expenses................     8,818,706      8,818,706
Amortization of intangibles.................................       371,087        371,087
                                                              ------------   ------------
Total operating expenses....................................    15,744,257     15,744,257
                                                              ------------   ------------
Operating loss..............................................    (9,777,317)    (9,777,317)
Other losses................................................      (150,464)      (150,464)
Interest income.............................................        42,287         42,287
Interest expense............................................      (115,692)      (115,692)
                                                              ------------   ------------
Net loss before loss from Beacon Power Corporation..........   (10,001,186)   (10,001,186)
Loss from Beacon Power Corporation..........................    (1,030,000)    (2,357,679)
                                                              ------------   ------------
Net loss....................................................   (11,031,186)   (12,358,865)
Accretion of redeemable convertible preferred stock
  discount..................................................       (50,904)       (50,904)
                                                              ------------   ------------
Net loss attributable to common stockholders................  $(11,082,090)  $(12,409,769)
                                                              ============   ============
Net loss per share, basic and diluted.......................  $      (1.21)  $      (1.35)
                                                              ============   ============
Weighted average number of common shares, basic and
  diluted...................................................     9,176,041      9,176,041
                                                              ============   ============

                         SATCON TECHNOLOGY CORPORATION

A. ORGANIZATION, RESTATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                 FOR THE YEAR ENDED
                                                                 SEPTEMBER 30, 1998
                                                              -------------------------
                                                              AS RESTATED   AS REPORTED
                                                              -----------   -----------
Product revenue.............................................  $ 7,520,188   $ 7,520,188
Funded research and development revenue.....................    8,010,735     7,965,735
                                                              -----------   -----------
Total revenue...............................................   15,530,923    15,485,923
Cost of product revenue.....................................    5,474,067     5,474,067
                                                              -----------   -----------
Gross margin................................................   10,056,856    10,011,856
                                                              -----------   -----------
Research and development expenses...........................    6,793,634     5,863,296
Selling, general and administrative expenses................    4,523,424     4,787,070
Amortization of intangibles.................................      290,957       290,957
                                                              -----------   -----------
Total operating expenses....................................   11,608,015    10,941,323
                                                              -----------   -----------
Operating loss..............................................   (1,551,159)     (929,467)
Interest income.............................................      179,861       179,861
Interest expense............................................      (10,206)      (10,206)
                                                              -----------   -----------
Net loss before income taxes and loss from Beacon Power
  Corporation...............................................   (1,381,504)     (759,812)
Loss from Beacon Power Corporation..........................   (1,888,619)   (3,541,817)
Provision for income taxes..................................       (3,872)       (3,872)
                                                              -----------   -----------
Net loss attributable to common stockholders................  $(3,273,995)  $(4,305,501)
                                                              ===========   ===========
Net loss per share, basic and diluted.......................  $      (.37)  $      (.48)
                                                              ===========   ===========
Weighted average number of common shares, basic and
  diluted...................................................    8,956,671     8,956,671
                                                              ===========   ===========

                                                                  FOR THE YEAR ENDED
                                                                  SEPTEMBER 30, 1997
                                                              ---------------------------
                                                              AS RESTATED    AS REPORTED
                                                              ------------   ------------
Product revenue.............................................  $  3,728,042   $  3,728,042
Funded research and development revenue.....................     8,738,293      8,738,293
                                                              ------------   ------------
Total revenue...............................................    12,466,335     12,466,335
Cost of product revenue.....................................     2,683,389      2,683,389
                                                              ------------   ------------
Gross margin................................................     9,782,946      9,782,946
                                                              ------------   ------------
Research and development expenses...........................    11,442,465      9,876,968
Selling, general and administrative expenses................     6,197,951      6,197,951
Amortization of intangibles.................................       120,467        120,467
                                                              ------------   ------------
Total operating expenses....................................    17,760,883     16,195,386
                                                              ------------   ------------
Operating loss..............................................    (7,977,937)    (6,412,440)
Interest income.............................................       283,131        283,131
Interest expense............................................       (13,933)       (13,933)
                                                              ------------   ------------
Net loss attributable to common stockholders................  $ (7,708,739)  $ (6,143,242)
                                                              ============   ============
Net loss per share, basic and diluted.......................  $       (.97)  $       (.77)
                                                              ============   ============
Weighted average number of common shares, basic and
  diluted...................................................     7,959,309      7,959,309
                                                              ============   ============

                         SATCON TECHNOLOGY CORPORATION

A. ORGANIZATION, RESTATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONSOLIDATED BALANCE SHEET DATA:

                                             SEPTEMBER 30, 1999            SEPTEMBER 30, 1998
                                         ---------------------------   ---------------------------
                                         AS RESTATED    AS REPORTED    AS RESTATED    AS REPORTED
                                         ------------   ------------   ------------   ------------
Investment in Beacon Power
  Corporation..........................            --             --             --   $  1,458,183
Total assets...........................  $ 17,400,374   $ 17,400,374   $ 16,708,407   $ 18,166,590
Accrued losses from investment in
  Beacon Power Corporation.............  $    333,333   $    202,829             --             --
Accumulated deficit....................  $(25,359,809)  $(25,229,305)  $(14,328,623)  $(12,870,440)
Total liabilities, redeemable
  convertible
  preferred stock and stockholders'
  equity...............................  $ 17,400,374   $ 17,400,374   $ 16,708,407   $ 18,166,590

SEPTEMBER 2000 RESTATEMENT

    In September 2000, the Company restated the financial statements for fiscal years 1998 and 1999. The Company determined that the recapitalization of Beacon Power Corporation on December 24, 1997 did not qualify as a divestiture of a subsidiary for accounting purposes in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 30/Topic 5E (SAB Topic 5.E.) "Accounting for Divestiture of a Subsidiary or Other Business Operation," as the Company had not transferred the risk and other incidents of ownership of Beacon Power with sufficient certainty. In accordance with SAB Topic 5.E., the Company has included 100% of Beacon Power's net loss in its statements of operations from December 24, 1997 to May 1999 in a manner similar to the equity method of accounting and has included the assets and liabilities transferred to Beacon Power as separate components in its September 30, 1998 balance sheet. In June 1999, in connection with a bridge note financing at Beacon Power, the Company determined that the risks and other incidents of ownership of Beacon Power had passed with sufficient certainty to other investors and the Company began accounting for its investment in Beacon Power under the equity method of accounting. The Company has recorded the face value of and cumulative dividends on Beacon Power's Class D preferred stock issued on October 23, 1998 as an additional investment in Beacon Power. As more fully discussed in Note E, the Class D preferred stockholders have the right to require the Company to purchase their shares of Class D preferred stock in certain events. The Company has recorded the face value and the cumulative dividends as a liability.

    The accompanying financial data reflect the following changes:

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

    - The as restated and as reported consolidated statements of operations data and consolidated balance sheet data follows (the as reported financial information presented here includes the effects of the August 2000 restatement discussed above):

                         SATCON TECHNOLOGY CORPORATION

A. ORGANIZATION, RESTATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                                       FOR THE YEAR ENDED
                                                       SEPTEMBER 30, 1999
                                                   ---------------------------
                                                   AS RESTATED    AS REPORTED
                                                   ------------   ------------
Loss from Beacon Power Corporation...............  $ (4,340,567)  $ (1,030,000)
Net loss.........................................   (14,341,753)   (11,031,186)
Net loss attributable to common stockholders.....   (14,392,657)   (11,082,090)
Net loss per share, basic and diluted............         (1.57)         (1.21)

                                                       FOR THE YEAR ENDED
                                                       SEPTEMBER 30, 1998
                                                   ---------------------------
                                                   AS RESTATED    AS REPORTED
                                                   ------------   ------------
Loss from Beacon Power Corporation...............  $ (3,472,438)  $ (1,888,619)
Net loss attributable to common stockholders.....    (4,857,814)    (3,273,995)
Net loss per share, basic and diluted............          (.54)          (.37)

CONSOLIDATED BALANCE SHEET DATA:

                                             SEPTEMBER 30, 1999            SEPTEMBER 30, 1998
                                         ---------------------------   ---------------------------
                                         AS RESTATED    AS REPORTED    AS RESTATED    AS REPORTED
                                         ------------   ------------   ------------   ------------
Amount due from Beacon Power
  Corporation..........................  $         --   $         --   $         --   $    596,453
Investment in Beacon Power
  Corporation..........................       414,729             --             --             --
Assets transferred to Beacon Power
  Corporation..........................            --             --        576,786             --
Total assets...........................    17,815,103     17,400,374     16,688,740     16,708,407
Funding commitment to Beacon Power
  Corporation..........................       333,333        333,333             --             --
Liabilities transferred to Beacon Power
  Corporation..........................            --             --      1,564,152             --
Contingent obligation to Class D
  preferred stockholders of Beacon
  Power Corporation....................     5,309,115             --             --             --
Accumulated deficit....................   (30,254,195)   (25,359,809)   (15,912,442)   (14,328,623)
Total liabilities, redeemable
  convertible preferred stock and
  stockholders' equity.................    17,815,103     17,400,374     16,688,740     16,708,407

    The Company's financial statements as of September 30, 1999 and 2000 and for the years ended September 30, 1998, 1999 and 2000 include the effects of the August 2000 and September 2000 restatements.

    BASIS OF CONSOLIDATION

    The consolidated financial statements include the accounts of SatCon and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

                         SATCON TECHNOLOGY CORPORATION

A. ORGANIZATION, RESTATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FOREIGN CURRENCY TRANSLATION

    The functional currency of the Company's foreign subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders' equity (deficit) is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions are reflected in the loss from operations and were not significant during the year ended
September 30, 2000.

    REVENUE RECOGNITION

    The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." Product revenue is recognized when there is persuasive evidence of an arrangement, delivery of the product to the customer has occurred, at which time title generally is passed to the customer, and the Company has determined that collection of a fixed fee is probable, all of which occur upon shipment of the product. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. The Company provides for a warranty reserve at the time the product revenue is recognized.

    The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as research and development expense as incurred. As of September 30, 2000, the Company has accrued $150,000 for anticipated contract losses on commercial contracts. There were no anticipated contract losses at September 30, 1999.

    Cost of revenue includes cost of product revenue including material, labor and overhead and costs associated with product development contracts. Costs incurred in connection with funded research and development arrangements are included in research and development expenses.

    Deferred revenue consists of payments received from customers in advance of services performed, product shipped or installation completed.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include demand deposits and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value.

                         SATCON TECHNOLOGY CORPORATION

A. ORGANIZATION, RESTATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORY

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

    LONG-LIVED ASSETS

    The Company periodically evaluates the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the occurrence of a certain event or change in circumstances or at each balance sheet date, the Company evaluates the potential impairment of an asset based on future undiscounted cash flows. In the event that impairment exists, the Company will measure the amount of such impairment based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Factors that management considers in performing this assessment include current operating results, trends and prospects and, in addition, demand, competition and other economic factors. At September 30, 2000 and 1999, the Company determined that there had been no impairment of its long-lived assets, except as in Notes D and G.

                         SATCON TECHNOLOGY CORPORATION

A. ORGANIZATION, RESTATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Intangibles consisted of the following:

                                                             SEPTEMBER 30,
                                           ESTIMATED    ------------------------
                                             LIVES         2000          1999
                                          -----------   -----------   ----------
Patents.................................  15-20 years   $   755,748   $  676,786
Identifiable intangible assets from
  MagMotor acquisition..................  5 years            44,250       44,250
Goodwill from MagMotor acquisition......  7 years            65,198       65,198
Identifiable intangible assets from FMI
  acquisition...........................  5-10 years      1,750,000    1,750,000
Goodwill from FMI acquisition...........  15 years          826,218      826,218
Identifiable intangible assets from
  Inductive/ Lighthouse acquisition.....  5 years           275,000      275,000
Goodwill from Inductive/Lighthouse
  acquisition...........................  10 years          389,079      389,079
Goodwill from Ling acquisition..........  7 years         3,754,910           --
Identifiable intangible assets from NGC
  acquisition...........................  3-10 years      3,281,423           --
                                                        -----------   ----------
                                                         11,141,826    4,026,531
Less: accumulated amortization..........                  2,061,737      831,922
                                                        -----------   ----------
                                                        $ 9,080,089   $3,194,609
                                                        ===========   ==========

    Amortization expense related to intangibles for the years ended September 30, 2000, 1999 and 1998 was $1,229,815, $389,685 and $303,674,
respectively.

    TREASURY STOCK

    The Company was authorized to repurchase up to 5% of the Company's outstanding shares of common stock through July 2000. Under the repurchase program, the Company purchased 44,500 shares of the Company's outstanding common stock at a cost of $249,704.

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

    INCOME TAXES

    The Company accounts for income taxes in accordance with Statements of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which is the asset and liability method for accounting and reporting for income taxes. Under SFAS No. 109, deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. In addition, SFAS No. 109 requires a valuation allowance

                         SATCON TECHNOLOGY CORPORATION

A. ORGANIZATION, RESTATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

    STOCK-BASED COMPENSATION

    SFAS No. 123, "Accounting for stock-based Compensation," requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company has determined that it will account for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and elect the disclosure-only alternative under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to non-employees in exchange for services in accordance with Emerging Issues Task Force (EITF) No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," in the consolidated statement of operations.

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

    CONCENTRATION OF CREDIT RISK

    Financial instruments that subject the Company to concentrations of credit risk principally consist of cash equivalents, trade accounts receivable, unbilled contract costs and amounts receivable from exercise of stock options.

    The Company's trade accounts receivable and unbilled contract costs and fees are primarily from sales to U.S. government agencies and commercial customers. The Company does not require collateral and has not historically experienced significant credit losses related to receivables or unbilled contract costs and fees from individual customers or groups of customers in any particular industry or geographic area.

    The Company deposits its cash and invests in short-term investments primarily through a regional commercial bank and an investment company. Credit exposure to any one entity is limited by Company policy.

    RESEARCH AND DEVELOPMENT COSTS

    The Company expenses research and development costs as incurred. Research and development expense includes costs incurred in connection with funded research and development arrangements.

    COMPREHENSIVE LOSS

    Comprehensive loss includes net loss, unrealized gains and losses on marketable securities, valuation adjustment for warrants to purchase shares of Mechanical Technology Incorporated's common stock and foreign currency translation adjustments.

                         SATCON TECHNOLOGY CORPORATION

A. ORGANIZATION, RESTATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash and cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of Mechanical Technology Incorporated's common stock, accounts payable, debt instruments, contigent obligation to Class D preferred stockholders of Beacon Power Corporation and amounts receivable from exercise of stock options. The estimated fair values of these financial instruments approximate their carrying values at September 30, 2000 and 1999. The estimated fair values have been determined through information obtained from market sources and management estimates.

    RECLASSIFICATIONS

    Certain prior-year balances have been reclassified to conform to current-year presentations. For all periods presented, expenses associated with funded research and development activities have been reclassified as research and development expenses from cost of revenue.

    EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The Company will adopt SFAS No. 133 beginning in the first quarter of the fiscal year ending
September 30, 2001. Upon adoption of SFAS No. 133, the Company will be required to record an unrealized loss on the fair value of the warrants to purchase shares of Mechanical Technology Incorporated's common stock in its results of operations as a cumulative effect of a change in accounting principle of $1.0 million reflecting the impact of adopting this accounting standard. The Company will be required to record future unrealized gains and losses on the fair value of the warrants in its results of operations.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS
No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for certain transactions occurring after March 31, 2001 and certain disclosures for the fiscal year ending September 30, 2001. The Company is currently evaluating the impact of SFAS No. 140 on its financial statements and related disclosures, but does not expect that adoption of SFAS No. 140 will have a material impact on its financial statements.

B.  UNBILLED CONTRACT COSTS AND FEES

    Unbilled contract costs and fees represent revenue recognized in excess of amounts billed due to contractual provisions or deferred costs that have not yet been recognized as revenue or billed to the

                         SATCON TECHNOLOGY CORPORATION

B. UNBILLED CONTRACT COSTS AND FEES (CONTINUED) customer. These amounts included retained fee and unliquidated costs totaling $209,832 and $282,746 at September 30, 2000 and 1999, respectively.

C.  INVENTORY

    Inventory includes material, labor and overhead and consisted of the following:

                                                            SEPTEMBER 30,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Raw material.........................................  $3,081,265   $1,139,064
Work-in-process......................................   2,932,965    2,199,199
Finished goods.......................................   1,987,431      359,709
                                                       ----------   ----------
                                                       $8,001,661   $3,697,972
                                                       ==========   ==========

D.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

                                                           SEPTEMBER 30,
                                                      ------------------------
                                                         2000          1999
                                                      -----------   ----------
Machinery and equipment.............................  $ 8,059,916   $4,505,287
Furniture and fixtures..............................      305,777      280,769
Computer software...................................      744,308      621,583
Leasehold improvements..............................      751,793      648,734
                                                      -----------   ----------
                                                        9,861,794    6,056,373
Less: accumulated depreciation and amortization.....    3,604,318    2,795,741
                                                      -----------   ----------
                                                      $ 6,257,476   $3,260,632
                                                      ===========   ==========

    Depreciation and amortization expense relating to property and equipment for the years ended September 30, 2000, 1999 and 1998 was $808,577, $633,964 and
$540,213, respectively.

    As of September 30, 2000 and 1999, there was $19,903 and $29,910 of capital leases that were included in machinery and equipment and computer software, respectively.

    During 1999, the Company determined that certain of its machinery and equipment with a net book value totaling $105,544 was impaired based on a significant change in the manner in which the asset was used, and such assets were written-off during 1999. These assets included $86,492 of tooling costs associated with the introduction of brushless motor products at the Company's MagMotor Division that were impaired based on design changes in the product and $19,052 of optics equipment at the Company's Technology Center that were abandoned. These impairment losses have been included in cost of product revenue and research and development expenses, respectively.

                         SATCON TECHNOLOGY CORPORATION

E.  INVESTMENT IN BEACON POWER CORPORATION

    On May 28, 1997, SatCon Technology Corporation entered into a Securities Purchase Agreement, dated as of May 28, 1997, by and among the Company, Beacon Power, ("Beacon Power"), a new wholly-owned subsidiary of the Company and Duquesne Enterprises ("Duquesne"). Pursuant to the terms of the Agreement, Duquesne purchased from the Company and the Company issued, sold and delivered to Duquesne 798,138 shares of the Company's Common Stock. The aggregate consideration received by the Company was $5,000,000. In exchange for a capital contribution, the Company received all of the capital stock of Beacon Power, consisting of 3,375,000 shares of Beacon Power's Common Stock and 1,125,000 shares of Beacon Power's preferred stock, par value $0.01 per share, as adjusted to reflect a 1:1.125 stock split. Duquesne also entered into agreements pursuant to which it will act as exclusive distributor of Beacon Power's products, subject to certain exceptions, in seven Mid-Atlantic States and the District of Columbia.

    During a recapitalization of Beacon Power on December 24, 1997, Beacon Power obtained equity financing of $30,000 from private investors and the Company converted approximately 80% of its ownership of Beacon Power to nonvoting
Class A convertible preferred stock ("Class A Stock") and transferred certain assets and liabilities to Beacon Power. Upon completion of this recapitalization, the Company owned 20% of the voting stock of Beacon Power and 99.9% of the capital stock of Beacon Power. Each share of Class A Stock that the Company held was convertible into two shares of common stock at the option of the Company. The Class A Stock was nonvoting and upon liquidation, the Company was entitled to receive, out of funds then generally available prior to any payment with respect to the holders of common stock, $4.45 per share, plus any declared and unpaid dividends thereon. The Company had the right to receive the same dividends as declared by the Board of Directors of Beacon Power on common shares on an "as-if-converted" basis. The Class A Stock would automatically be converted into shares of common stock upon the closing of a public offering of common stock of Beacon Power, upon a vote of the Board of Directors of Beacon Power or upon the automatic conversion of the Class D preferred stock of Beacon Power. Class A Stock was subordinate to Class D, E and F preferred stock of Beacon Power and had parity with Class B and C preferred stock. The Class A Stock did not have redemption features.

    The Company has determined that the recapitalization of Beacon Power on December 24, 1997 did not qualify as a divestiture of a subsidiary for accounting purposes as described in SAB Topic 5.E. "Accounting for Divestiture of a Subsidiary or Other Business Operation," as the Company had not transferred risks and other incidents of ownership of Beacon Power with sufficient certainty as the Company was the only stockholder of Beacon Power at risk of loss of its investment. In accordance with SAB Topic 5.E., the Company has included 100% of Beacon Power's net loss in its statements of operations as of December 24, 1997, in a manner similar to the equity method of accounting and has included the assets and liabilities transferred to Beacon Power as separate components in its September 30,

                         SATCON TECHNOLOGY CORPORATION

E.  INVESTMENT IN BEACON POWER CORPORATION (CONTINUED)
1998 balance sheet. The book value of assets and liabilities transferred to Beacon Power on December 24, 1997 was as follows:


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
                                                              ===========

    At September 30, 1998, prior to the 1:1.25 stock split, the Company owned 19.9% of the voting stock of Beacon Power, 99.9% of the outstanding capital stock of Beacon Power and had amounts of $596,453 due from Beacon Power. These amounts arose from transactions after December 24, 1997, whereby the Company advanced money and made payments for certain expenses incurred by Beacon Power. These advances have been written off as of September 30, 1998. These advances were subsequently repaid in connection with the October 23, 1998 financing.

    On October 23, 1998, the Company entered into a Securities Purchase Agreement, by and among Beacon Power, Perseus Capital, L.L.C. ("Perseus"), DQE Enterprises, Inc., Micro Generation Technology Fund, L.L.C ("Micro", and together with Perseus and DQE Enterprises, the "Purchasers") and the Company. Pursuant to the terms of the Agreement: (i) the Purchasers purchased from Beacon Power and Beacon Power issued, sold and delivered to the Purchasers 1,900,000 shares (the "Shares") of Beacon Power's Class D Redeemable Preferred Stock, $0.01 par value per share; (ii) the Class D Redeemable Preferred Stock earns cumulative dividends at an annual rate of 12.5% through May 23, 2000 and 6% on and after this date; (iii) the Purchasers have the right to receive certain warrants to purchase shares of Beacon Power's common stock, $0.01 par value per share ("Beacon Power's Common Stock"); (iv) the Company granted the Purchasers the right (the "Put Right") to cause the Company, in circumstances described below, to purchase all of the Shares and all of Beacon Power's Common Stock issuable upon conversion of the Shares; and (v) upon exercise of the Put Right pursuant to the terms of the Agreement, the Company must pay the consideration contemplated by the Agreement in shares of the Company's common stock, $0.01 par value per share. The aggregate consideration received by Beacon Power was $4,750,000. The Put Right is exercisable within 60 days of the second, third, fourth and fifth anniversary of the closing date of the transaction, upon certain events of bankruptcy of Beacon Power and upon the occurrence of certain going private transactions involving the Company. The Put Right will terminate, if not previously exercised, on the earlier of (i) October 23, 2003, (ii) upon the listing of Beacon Power's Common Stock on the New York Stock Exchange or the Nasdaq National Market, or (iii) with respect to put rights resulting from an event described above, 100 days after the Purchasers receive written notice from the Company requesting that the Purchasers either exercise or waive their put rights resulting from that event. The Company has recorded the face value of and cumulative dividends on Beacon Power's Class D Preferred Stock as a liability. As of September 30, 1999, the contingent obligation to the Class D preferred stockholders is $5,309,115, consisting of $4,750,000 face value and $559,115 of cumulative dividends.

                         SATCON TECHNOLOGY CORPORATION

E.  INVESTMENT IN BEACON POWER CORPORATION (CONTINUED)
    Upon completion of the issuance of the Class D preferred stock of Beacon Power and at September 30, 1999, the Company owned .1% of Beacon Power's voting stock and 67% of Beacon Power's outstanding capital stock.

    In June 1999, the Company committed to provide up to $1,000,000 of additional financing to Beacon Power representing a minority share, 33%, of a funding commitment received by Beacon Power and, therefore, increased its investment in Beacon Power and accrued the funding commitment of $1,000,000. As a result of this financing, the Company determined that risks and other incidents of ownership of Beacon Power had passed with sufficient certainty to other investors and, therefore, began accounting for its investment in Beacon Power under the equity method.

    On June 22, 1999, the Company entered into a note with Beacon Power (the "June 22, 1999 Note") with a principal amount of $125,000 due and payable on the earlier of (i) September 22, 1999 ("Maturity Date") or (ii) upon the occurrence of an event of default, as defined therein. The note bore interest at 12% per annum. The June 22, 1999 Note was issued pursuant to the terms of a Note Purchase Agreement, dated as of June 22, 1999, by and among Beacon Power, the Purchasers named therein, and the Company (the "Note Purchase Agreement"). Interest on the June 22, 1999 Note was payable on the Maturity Date.

    On July 6, 1999, the Company entered into an additional note with Beacon Power (the "July 6, 1999 Note") with a principal amount of $125,000 due and payable on the earlier of (i) Maturity Date or (ii) upon the occurrence of an event of default. The note bore interest at 12% per annum (the "July 6, 1999 Note" and, together with the June 22, 1999 Note, the "Notes"). The July 6, 1999 Note was also issued pursuant to the terms of the Note Purchase Agreement. Interest on the July 6, 1999 Note was payable on the Maturity Date.

    In August 1999, the Company exchanged in full the Notes and $83,333.33 for a note with a principal amount of $333,333.33 ("Bridge Note") plus accrued interest due and payable on the earlier of (i) the date of conversion of the note as described below or (ii) upon the occurrence of an event of default. The Bridge Note bore interest at 12% per annum. The Bridge Note was issued pursuant to the terms of a Note and Warrant Purchase Agreement, dated as of August 2, 1999, by and among Beacon Power, the Purchasers named therein, and the Company (the "Note and Warrant Purchase Agreement"). Interest on the Bridge Note was payable on the Maturity Date.

    Pursuant to the terms of the Note and Warrant Purchase, the Company entered into two additional notes, each with a principal amount of $333,333.33 on September 16, 1999 and October 19, 1999. The Bridge Note and the additional notes each with a principal amount of $333,333.33 are collectively referred to as the "Bridge Securities." At September 30, 1999, the Company has $333,333 payable under this $1,000,000 commitment to Beacon Power.

    On January 7, 2000, the Company entered into a $200,000 convertible promissory note with Beacon Power. This convertible promissory note is due and payable on the earlier of (i) the maturity date, as defined, or (ii) upon the occurrence of an event of default by Beacon Power. The note bears interest at 12 1/2% per annum. Interest on the January 7, 2000 Note is due and payable on the maturity date. The Company did not accrue losses of $200,000 relating to its share of Beacon Power's losses incurred through December 31, 1999, as those amounts, including interest, were repaid on February 14, 2000.

    On February 25, 2000, the Company entered into a $300,000 convertible promissory note with Beacon Power. This convertible promissory note is due and payable on the earlier of (i) the maturity date, as defined, or (ii) upon the occurrence of an event of default by Beacon Power. The note bears interest at

                         SATCON TECHNOLOGY CORPORATION

E.  INVESTMENT IN BEACON POWER CORPORATION (CONTINUED)
12 1/2% per annum. Interest on the February 25, 2000 Note is due and payable on the maturity date. The Company did not accrue losses up to $300,000 relating to its share of Beacon Power's losses incurred through March 31, 2000, as those amounts, including interest, were repaid on April 27, 2000.

    On April 7, 2000, Beacon Power issued 1,226,141 shares of its class E redeemable preferred stock and warrants to purchase 306,535 shares of its class E preferred stock in exchange for the conversion of all of its outstanding bridge notes of which the Company received 347,407 shares of Beacon Power's class E redeemable preferred stock and a warrant to purchase 86,852 shares of Beacon Power's class E redeemable preferred stock. As of April 7, 2000, the Company owned 11.0% of Beacon Power's voting stock and 61.0% of Beacon Power's outstanding capital stock. On April 21, 2000, Beacon Power raised an additional $4.1 million through the sale of additional bridge notes and warrants to purchase 41,000 shares of Beacon Power's common stock. The Company did not participate in this financing. On May 23, 2000, Beacon Power issued 6,785,711 shares of its class F preferred stock and additional warrants to purchase shares of Beacon Power's common stock. The shares of class F preferred stock and the additional warrants were issued in consideration for the cancellation of $5.2 million in bridge notes and an additional $23.3 million cash investment by existing and new investors. The Company did not participate in this financing either. As of May 23, 2000, the Company owned 3.5% of Beacon Power's voting stock and 33.0% of Beacon Power's outstanding capital stock.

    As of September 30, 2000, the Company owned approximately 3% of the outstanding voting stock of Beacon Power and 32% of the capital stock of Beacon Power. On November 22, 2000, Beacon Power completed an initial public offering
(IPO) of its common stock and issued 8,000,000 shares of common stock at $6.00 per share. Upon completion of the initial public offering, the Company owned approximately 25% of Beacon Power's voting and capital stock.

    The results of the Company's operations included $3,111,381 loss of Beacon Power from May 8, 1997 to December 24, 1997 under the consolidation method of accounting. On December 24, 1997, the Company began accounting for its investment in Beacon Power in accordance with SAB Topic 5.E. and has included 100% of Beacon Power's $7,079,297 loss for the period from December 25, 1997 through May 1999 in a manner similar to the equity method of accounting, at which time, the Company's initial investment of $1,888,619, the $30,000 additional investment and the additional deemed investment of $4,750,000 and accrued dividends of $410,678 had been written down to zero. In June 1999, the Company committed up to $1,000,000 of additional financing to Beacon Power, representing a minority share, 33%, of a funding commitment received by Beacon Power, and the Company began accounting for its investment in Beacon Power under the equity method. As of June 30, 1999, the Company owned approximately 0.1% of the voting stock of Beacon Power; however, as the Company was providing 33% of the current funding to Beacon Power, the Company has included 33% of Beacon Power's losses in its results of operation until the $1,000,000 investment was reduced to zero in December 1999. The Company continued to record losses from Beacon Power after December 31, 1999 to the extent of the additional dividends that accrued on the contingent obligation to class D preferred stockholders of Beacon Power. From June 1999 through September 30, 2000, the Company has included in its results from operations its share of Beacon Power's losses of $1,633,201. At September 30, 2000, the Company's investment in Beacon Power had been reduced to zero and the contingent obligation to Beacon Power's Class D preferred stockholders was $5,722,629. The Company continues to record additional losses from Beacon Power to the extent of additional interest accrued on the contingent obligation to the Class D preferred stockholders of Beacon Power.

                         SATCON TECHNOLOGY CORPORATION

E.  INVESTMENT IN BEACON POWER CORPORATION (CONTINUED)
    In connection with Beacon Power's initial public offering, the Put Right was terminated and the contingent obligation to class D preferred stockholders of Beacon Power will be reclassified as additional paid in capital. In addition, the Company's preferred stock holdings in Beacon Power were converted into 9,694,812 shares of Beacon Power common stock. In accordance with SEC SAB
No. 51, the Company's investment and additional paid in capital will be written up during the first quarter of fiscal 2001 to reflect its beneficial interest in the book value of the stockholders' equity of Beacon Power, which the Company estimates to be approximately $15.0 million. After the write-up of the Company's investment in Beacon Power, the Company will continue to account for its investment in Beacon Power under the equity method of accounting and will record its share of future losses from Beacon Power on a one-quarter trailing basis until its investment in Beacon Power has been reduced to zero.

    If in the future, the Company's ownership interest in Beacon Power's outstanding capital stock is reduced to below 20% and the Company determines that it does not have the ability to exercise significant influence over the operating and financial policies over Beacon Power, the Company's investment in Beacon Power will be accounted for using the fair value method as set forth in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based upon the carrying value of the Company's investment in Beacon Power at the time the Company's interest is reduced to below 20%. At that time, the Company will no longer be required to record its share of any losses from Beacon Power. The value of the investment will be carried at fair market value with any unrealized holding gains or losses to be included in stockholders' equity as a component of other comprehensive income.

    Beacon Power accounted for $470,996, $72,644 and $424,418 of the Company's total revenue for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. At September 30, 2000 and 1999, the Company had $346,066 and $5,390, respectively, of accounts receivable and unbilled contract costs and fees from Beacon Power.

F.  LINE OF CREDIT

    In December 1998, as modified, the Company obtained a $3,000,000 demand discretionary line of credit with a bank. The line of credit bears interest at the bank's prime rate plus 1 1/2%. Available borrowings were based on a formula of eligible accounts receivable and inventory. There were no amounts outstanding under the line of credit at September 30, 1999. During 1999, the maximum amount outstanding on the line of credit was $2,657,234. The Company has pledged all assets of the Company as collateral against this line of credit. On August 29, 2000, the Company terminated the line of credit.

G.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                            SEPTEMBER 30,
                                                         --------------------
                                                           2000        1999
                                                         ---------   --------
Capital lease obligations..............................  $  33,871   $ 50,097
Less: Current portion..................................    (17,494)   (16,226)
                                                         ---------   --------
                                                         $  16,377   $ 33,871
                                                         =========   ========

                         SATCON TECHNOLOGY CORPORATION

G.  LONG-TERM DEBT (CONTINUED)
    At September 30, 2000, maturities of these obligations are as follows:

FISCAL YEAR
-----------
2001........................................................  $ 17,494
2002........................................................    10,778
2003........................................................     5,599
                                                              --------
                                                                33,871
Less: Current Portion.......................................   (17,494)
                                                              --------
                                                              $ 16,377
                                                              ========

    On March 1, 1999, the Company reached a definitive settlement arrangement with Albert R. Snider (the "Settlement Agreement"), the holder of a note payable that commenced on April 16, 1997, regarding a suit filed against Mr. Snider for breach of certain representations made by him, including statements of inventory balances in the Asset Purchase Agreement dated as of April 3, 1997 between FMI and Mr. Snider relating to the purchase of the business of FMI and a counterclaim filed by Mr. Snider seeking, among other things, payments allegedly due from the Company under a promissory note.

    Pursuant to the terms of the Settlement Agreement, the Company made a $100,000 cash payment to Mr. Snider on March 9, 1999 and the parties executed mutual general releases dismissing any and all claims between them. In addition, the Settlement Agreement provides a right of first refusal in favor of the Company with respect to certain shares of the Company's Common Stock, beneficially owned by Mr. Snider. Concurrently with the execution of the Settlement Agreement, the Company and Mr. Snider entered into a consulting agreement pursuant to which Mr. Snider will perform certain consulting, advisory and related services as the Company may reasonably request from time to time between October 1, 1999 and October 1, 2002. In exchange for these services, the Company issued 42,860 shares of its Common Stock to Mr. Snider, which were held by an escrow agent. The Company has recorded these shares held in escrow at market value and as a reduction to stockholders' equity as of September 30, 1999.

    On April 26, 2000, the escrow agent, as authorized by the Company released the 42,860 shares of common stock that were held in escrow to Mr. Snider. The Company recorded these securities at fair value until they were released from escrow at a market price of $16.00 per share or $685,760. The Company determined that the value of these securities exceeded the net realizable value of the underlying services to be received by $235,760. The Company has charged this excess amount to selling, general and administrative expenses during the fiscal year ended September 30, 2000. The Company is amortizing the realizable asset of $450,000 over the three-year period of service through September 30, 2002. At September 30, 2000, the unamortized value of this asset is $300,000.

H.  COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    The Company leases its facilities under various operating leases that expire through October 2005. The Company has also entered into a master leasing agreement to lease various items of equipment not to exceed $600,000. The availability under this facility has expired as of September 30, 1999.

                         SATCON TECHNOLOGY CORPORATION

H.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum annual rentals under lease agreements at September 30, 2000 are as follows:

FISCAL YEAR
-----------
2001........................................................  $2,015,395
2002........................................................   1,916,712
2003........................................................   1,545,762
2004........................................................     280,850
2005........................................................     201,996
Thereafter..................................................      16,833
                                                              ----------
Total (not reduced by minimum sublease rentals of
  $889,872).................................................  $5,977,548
                                                              ==========

    Total rental expense including operating expenses and real estate taxes for operating leases amounted to $2,157,506, $1,683,749 and $1,235,867 for the years ended September 30, 2000, 1999 and 1998, respectively.

    Certain of the facility leases contain escalation clauses, effective October 1, 1998, rental expense has been recognized on a straight-line basis over the remaining lease term. At September 30, 2000 and 1999, deferred rent expense amounted to $207,739 and $110,390, respectively.

LITIGATION

    On October 15, 1997, the Company received a letter from the Department of the Air Force ("the Air Force") stating that it may terminate for default an approximately $1.6 million contract between the Air Force and the Company for development of a satellite component, unless perceived performance problems were cured. As of that date, the Company had received payments of approximately $1.4 million in connection with this contract. In the event of an actual default, the Company could be liable for extra costs incurred by the U.S. government in developing the component and could be required to return a portion of the monies the Company received on this contract. On December 15, 1997, the Air Force issued a "Show Cause Notice" to the Company requiring the Company to demonstrate to the Air Force why the contract should not be terminated "for cause." On December 31, 1997, the Company responded to the Air Force's "Show Cause Notice," explaining the Company's view that the Company should not be terminated for cause. On May 11, 2000, the Company contacted the Air Force again to offer to settle these differences and to explore obtaining additional settlement amounts. On August 3, 2000, the Company sent a memorandum to the Air Force explaining the basis of a settlement request of $353,248. Also on August 3, 2000, the Company received from the Air Force a proposed settlement offer in which the contract would be concluded through a contract modification with no additional payment, but without termination for cause. As of September 30, 1999, the Company had provided a full reserve of $521,000 against the unbilled contract costs and fees to the Department of the Air Force. As of September 30, 2000, all of the $521,000 unbilled contract costs and fees had been written off. The contract is still subject to normal audit and accounting of final cost.

    On November 6, 1999, APACE, Inc. ("APACE") commenced an action against the Company to the Supreme Court of the State of New York claiming the Company had been awarded a prime contract by the U.S. Department of Energy ("DOE") and that the Company had failed or refused to negotiate a subcontract with APACE, allegedly in breach of a contract between the Company and APACE. APACE is seeking in excess of $1,000,000 in damages. The Company denied the allegations, moved to stay the action

                         SATCON TECHNOLOGY CORPORATION

H. COMMITMENTS AND CONTINGENCIES (CONTINUED) and filed for arbitration with the American Arbitration Association in Boston, Massachusettes. The American Arbitration Association decided that the arbitration would go forward in Boston. In the meantime, APACE requested that the court permit the action to go forward and for the arbitration to compelling arbitration and staying APACE's action pending arbitration to be conducted by the American Arbitration Association in Boston.

    On June 26, 2000, APACE served the Company with an amended answering statement and counterciaim, including additional allegations that the Company has engaged in unfair and deceptive trade practices and that the Company's actins were willful and knowing. Based on these allegations, APACE is seeking multiple damages, as well as attorneys' fees and expenses. On July 19, 2000, the Company filed an answer to APACE's amended answering statement and counterclaim, denying the allegations and asserting various defenses.

    An arbitrator has been selected and the arbitration is scheduled to go forward in Boston for nine days in February, March and April 2001. The parties have exchanged some discovery, and expect to make a further exchange early in 2001.

    The final outcome of this matter is not presently determinable and, therefore, no provision for any liability that may result has been recorded in the Company's financial statements.

    From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business. The Company is not aware of any current or pending litigation to which the Company is or may be a party that the Company believes could materially adversely affect the Company's results of operations or financial condition.

I.  EMPLOYEE BENEFIT PLAN

    The Company offers a 401(k) Employee Benefit Plan (the "Plan"). Under the Plan, any regular employee, as defined by the Plan, who has completed six months of service and has attained the age of 21 years is eligible to participate. Under the terms of the Plan, an employee may defer up to 15% of his or her compensation through contributions to the Plan. During 1999, the Company extended the Plan to its wholly-owned subsidiaries. The Company made matching contributions to the Plan of $366,264, $218,729 and $86,883 during 2000, 1999 and 1998, respectively.

                         SATCON TECHNOLOGY CORPORATION

J.  INCOME TAXES

    The provision for income taxes consists of the following:

                                                            FOR THE YEARS ENDED SEPTEMBER 30,
                                                         ---------------------------------------
                                                            2000          1999          1998
                                                         -----------   -----------   -----------
Current payable:
  Federal..............................................      (14,699)           --            --
  State................................................           --            --   $     3,872
  Foreign..............................................       14,699            --            --
                                                         -----------   -----------   -----------
                                                                  --            --   $     3,872
                                                         -----------   -----------   -----------

Deferred tax expense/(benefit):
  Federal..............................................  $(2,962,183)  $(3,888,031)  $(1,349,519)
  State................................................     (890,122)   (1,167,905)     (404,950)
  Change in valuation allowance........................    3,852,305     5,055,936     1,754,469
                                                         -----------   -----------   -----------
                                                                  --            --            --
                                                         -----------   -----------   -----------
                                                                  --            --   $     3,872
                                                         ===========   ===========   ===========

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 2000 and 1999, the components of the net deferred tax assets/(liabilities) are as follows:

                                                               2000           1999
                                                           ------------   ------------
Federal net operating loss...............................  $ 13,385,851   $  5,566,879
State net operating loss, net of federal benefit.........     1,912,496        495,980
Credits..................................................       421,035        499,585
Depreciation.............................................      (227,657)       336,038
Loss from Beacon Power Corporation.......................     4,932,397      3,128,804
Other....................................................       834,326      1,562,820
Valuation allowance......................................   (21,258,448)   (11,590,106)
                                                           ------------   ------------
Net deferred income taxes................................            --             --
                                                           ============   ============

    The Company has placed a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that it will not be able to utilize its deferred tax asset.

                         SATCON TECHNOLOGY CORPORATION

J.  INCOME TAXES (CONTINUED)

    The provision for income taxes differs from the federal statutory rate due to the following:

                                                                  FOR THE YEARS ENDED
                                                                     SEPTEMBER 30,
                                                          ------------------------------------
                                                            2000          1999          1998
                                                          --------      --------      --------
Tax at statutory rate...............................       (34.0)%       (34.0)%       (34.0)%
State taxes--net of federal benefit.................        (6.2)         (6.2)         (6.2)
Other...............................................         1.6          (0.7)         (0.5)
Change in valuation allowance.......................        38.6          40.9          40.8
                                                           -----         -----         -----
Effective tax rate..................................          -- %          -- %         0.1 %
                                                           =====         =====         =====

    At September 30, 2000, the Company had net operating loss carry-forwards of approximately $39,370,000 and $30,590,000 for federal and state income tax purposes, respectively. The federal net operating losses expire beginning September 30, 2008 through 2020. The state net operating losses will expire beginning September 30, 2000 through 2005. The use of these losses may be limited due to ownership change limitations under Section 382 of the Internal Revenue Code.

K.  STOCKHOLDERS' EQUITY

INVESTMENT FROM MECHANICAL TECHNOLOGY INCORPORATED

    On October 21, 1999, the Company received a $7,070,000 investment from Mechanical Technology Incorporated ("MTI"). In consideration for MTI's investment, MTI received 1,030,000 shares of the Company's Common Stock at a discounted price of approximately $6.80 per share, and warrants to purchase an additional 100,000 shares of the Company's Common Stock at an exercise price of $8.80 per share and an expiration date four years from the date of issuance. MTI funded $2,570,000 of its investment in the Company on October 21, 1999 and received 370,800 of the 1,030,000 shares of the Company's Common Stock and a warrant to purchase 36,000 of the 100,000 shares of the Company's Common Stock. MTI made the remaining investment on January 31, 2000 of $4,500,000 and received the remaining 659,200 shares of the Company's Common Stock and a warrant to purchase the remaining 64,000 shares of the Company's Common Stock. The Company incurred approximately $95,000 of legal, accounting, consultation and filing fees in connection with this transaction. The Company has valued the warrants issued to MTI on October 21, 1999 and January 31, 2000, at $231,912 and $1,273,509, respectively using the Black-Scholes option pricing model.

    In addition, the Company received a warrant to purchase 108,000 shares of MTI's common stock on October 21, 1999 and a warrant to purchase 192,000 shares of MTI's common stock on January 31, 2000 at exercise prices of $12.56 per share, as adjusted to reflect a 3:1 stock split in April 2000, and expiration dates four years from the date of issuance. The Company has valued the warrant received on October 21, 1999 and January 31, 2000 at $568,553 and $2,926,885,
respectively, using the Black-Scholes option pricing model, and has recorded the warrants as an asset and additional paid in capital. In accordance with EITF
No. 96-11, "Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by FASB Statement No. 115," options that are entered into to purchase securities that will be accounted for under SFAS 115 should, at inception, be designated as held-to-maturity, available-for-sale, or trading and accounted for in a manner consistent with the accounting prescribed by SFAS No. 115 for that category of securities. The Company has designated that the securities to be purchased under the warrant agreement

                         SATCON TECHNOLOGY CORPORATION

K.  STOCKHOLDERS' EQUITY (CONTINUED)
will be available-for-sale securities and, therefore, the Company has marked to market the fair value of the warrants at each reporting period dated and has recorded any unrealized gains and losses as a component of accumulated other comprehensive loss included in stockholders' equity. At September 30, 2000, the warrants have an unrealized loss of $1,021,725, which is included in accumulated other comprehensive loss included in stockholders' equity.

    STOCK OPTIONS

    Under the Company's 1992, 1994, 1996, 1998 and 1999 Stock Option Plans (collectively, the "Plans"), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase up to 3,050,000 shares of the Company's Common Stock. At September 30, 2000, 2,773,550 of the 3,050,000 stock options available for grant under the Plans have been granted.

    The Plans are subject to the following provisions:

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

    Qualified options are issued only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees of the Company. Options granted under the Plans may not be granted with an exercise price less than 100% of fair value of the Company's common stock, as determined by the Board of Directors on the grant date.

    Options under the Plans must be granted within 10 years from the effective date of the Plan. Qualified options granted under the Plans cannot be exercised more than 10 years from the date of grant, except that qualified options issued to 10% or greater stockholders are limited to five-year terms. All options granted under the Plans provide for the payment of the Company's exercise price in cash, or by delivery to the Company of shares of common stock already owned by the optionee having fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Generally, the options vest and become exercisable ratably over a four-year period.

    The Plans contain antidilutive provisions authorizing appropriate adjustments in certain circumstances. Shares of common stock subject to options that expire without being exercised or that are canceled as a result of the cessation of employment are available for further grants.

                         SATCON TECHNOLOGY CORPORATION

K.  STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of the status of the Company's stock options as of September 30, 2000, 1999 and 1998 and changes for the years then ended are presented below.

                                                   2000                   1999                    1998
                                           --------------------   ---------------------   --------------------
                                                       WEIGHTED                WEIGHTED               WEIGHTED
                                           NUMBER OF   AVERAGE    NUMBER OF    AVERAGE    NUMBER OF   AVERAGE
                                            SHARES      PRICE       SHARES      PRICE      SHARES      PRICE
                                           ---------   --------   ----------   --------   ---------   --------
Outstanding at beginning of year.........  1,851,227    $ 8.06       820,910    $9.58      700,427     $8.44
  Granted................................    820,050     16.62     1,604,000     7.03      319,000     11.20
  Exercised..............................   (701,774)     7.84      (455,600)    6.98     (100,266)     5.80
  Canceled...............................    (92,398)     7.83      (118,083)    8.84      (98,251)    10.55
                                           ---------    ------    ----------    -----     --------     -----
Outstanding at end of year...............  1,877,105    $11.89     1,851,227    $8.06      820,910     $9.58
                                           =========    ======    ==========    =====     ========     =====
Options exercisable at year-end..........    463,764    $ 9.26       840,560    $8.57      413,403     $8.48
                                           =========    ======    ==========    =====     ========     =====

    The following table summarizes information about stock options outstanding as of September 30, 2000.

                               OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                        ----------------------------------   ----------------------
                                      WEIGHTED    WEIGHTED                 WEIGHTED
                                       AVERAGE    AVERAGE                  AVERAGE
      RANGE OF            NUMBER      REMAINING   EXERCISE     NUMBER      EXERCISE
   EXERCISE PRICES      OUTSTANDING     LIFE       PRICE     EXERCISABLE    PRICE
---------------------   -----------   ---------   --------   -----------   --------
$       5.00--$ 7.81       311,456        7.9     $  5.67       70,509      $ 5.53
$       8.05--$10.50       708,548        8.0        8.43      253,673        9.02
$      11.00--$13.38       240,751        7.3       11.67      139,582       11.57
$      16.13--$20.63       546,350        9.4       17.55           --          --
$      31.25--$37.25        70,000        9.8       31.30           --          --
                         ---------      -----     -------      -------      ------
                         1,877,105        8.4     $ 11.89      463,764      $ 9.26
                         =========      =====     =======      =======      ======

    At September 30, 2000, an additional 276,450 shares were available under the Plans for future grants.

    During 1999, the Company granted fully vested and immediately exercisable options to purchase 755,000 shares of the Company's common stock to consultants at exercise prices ranging from $5.75 to $10.00 per share, of which 300,000 stock options were granted outside of the Plans. The Company has recorded the fair value of the options, as determined by the Black-Scholes option pricing model, of $2,152,277, to selling, general and administrative expenses during the year ended September 30, 1999. As of September 30, 1999, options to purchase 450,000 shares at an exercise price of $7.00 per share were exercised. As of September 30, 1999, the Company received $1,333,333 of cash on these exercises and the remaining amount due from the stockholders is classified within stockholders' equity as amounts receivable from exercise of stock options. As of September 30, 2000, options to purchase 750,000 shares at exercise prices ranging from $5.75 to $10.00 per share have been exercised. As of September 30, 2000, the Company has received full payment on these exercises.

    During 2000, the Company granted 216,000 non-qualified stock options to employees at an exercise price of $17.56 per share outside of the Board approved Plans, which are included in the above table.

                         SATCON TECHNOLOGY CORPORATION

K.  STOCKHOLDERS' EQUITY (CONTINUED)
WARRANTS

    On June 5, 1998, the Company issued to certain individuals, in settlement of a claim asserted against the Company, Common Stock Purchase Warrants to purchase up to 68,795 shares of common stock, as amended, at an exercise price of $11.43 per share. The value of these warrants was not material to the financial statements. These warrants expired on November 11, 1999, unexercised.

    On November 11, 1998, the Company issued common stock warrants to purchase up to 67,125 shares of the Company's Common Stock at an exercise price of $11.43 per share. The Company has recorded the fair value of these warrants, as determined by the Black-Scholes option-pricing model, of $56,362, to selling, general and administrative expenses during the year ended September 30, 1999. These warrants expired on November 11, 1999 unexercised.

    On August 25, 1999, in connection with the $8 million private placement of 8,000 shares of the Company's Series A Convertible Preferred Stock, $0.01 par value per share, with Brown Simpson Strategic Growth Funds (see Note L), the Company issued common stock warrants to purchase up to 120,000 and 675,000 shares of common stock at an exercise price of $7.80 and $8.54, respectively. These warrants expire on August 25, 2003. The Company has valued these warrants at $2,369,292, using the Black-Scholes option pricing model. At September 30, 1999, none of these warrants were exercised. At September 30, 2000, 18,000 shares of common stock had been purchased at an exercise price of $7.80 per share.

    On October 21, 1999, in connection with an investment by MTI, the Company issued a warrant to purchase up to 36,000 shares of the Company's Common Stock at an exercise price of $8.80 per share. This warrant expires on October 21, 2003. On January 31, 2000, in connection with a second closing of this investment, the Company issued an additional warrant to purchase up to 64,000 shares of the Company's Common Stock at an exercise price of $8.80 per share. This warrant expires on January 31, 2004. The Company valued the warrants issued to MTI on October 12, 1999 and January 31, 2000 at $231,912 and $1,273,509,
respectively, using the Black-Scholes option pricing model. At September 30, 2000, none of these warrants had been exercised.

    On November 16, 1999, in connection with the acquisition of certain intellectual property, equipment and other assets from Northrop Grumman Corporation, the Company issued a warrant to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $9.725 per share. The Company has valued this warrant at $631,000 using the Black-Scholes option pricing model. As of September 30, 2000, all of these warrants had been exercised.

    On February 4, 2000, the Company issued to Northrop Grumman Corporation an additional warrant to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $9.725 per share. This warrant is exercisable upon the occurrence of certain defined events. As of September 30, 2000, this warrant is not yet exercisable. This warrant expires on December 31, 2006. As of September 30, 2000, the fair value of this warrant, using the Black-Scholes option pricing model, was $936,485, which will be added to the purchase price of the assets acquired from Northrop Grumman Corporation when it becomes exerciseable.

    STOCK-BASED COMPENSATION

    Had compensation cost for the Company's stock-based compensation been determined based on fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss and loss

                         SATCON TECHNOLOGY CORPORATION

K.  STOCKHOLDERS' EQUITY (CONTINUED)
per share for the years ended September 30, 2000, 1999 and 1998 would have been increased to the pro forma amounts indicated below:

                                             2000                      1999                      1998
                                    -----------------------   -----------------------   -----------------------
                                      NET LOSS                  NET LOSS                  NET LOSS
                                    ATTRIBUTABLE   LOSS PER   ATTRIBUTABLE   LOSS PER   ATTRIBUTABLE   LOSS PER
                                     TO COMMON      COMMON     TO COMMON      COMMON     TO COMMON      COMMON
                                    STOCKHOLDERS    SHARE     STOCKHOLDERS    SHARE     STOCKHOLDERS    SHARE
                                    ------------   --------   ------------   --------   ------------   --------
As reported.......................  $(13,047,033)   $(1.03)   $(14,392,657)   $(1.57)   $(4,857,814)    $(.54)
Pro forma.........................  $(17,092,280)   $(1.35)   $(15,597,109)   $(1.70)   $(5,433,804)    $(.61)

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

    The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: an expected life of seven years, expected volatility ranging from 80.1% to 112.3%, no dividends, and risk-free interest rate of 6.17% for September 30, 2000; an expected life of seven years, expected volatility of 80.0%, no dividends, and risk-free interest rate of 6.08% for September 30, 1999; and an expected life of seven years, expected volatility of 57.9%, no dividends, and risk-free interest rate of 5.76% for September 30, 1998. The weighted average price of the fair value of options granted for years ended September 30, 2000, 1999 and 1998 are $14.05, $5.21 and $7.14, respectively.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." This interpretation clarifies the application of APB Opinion No. 25, including (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000, and the effects of applying the Interpretation are recognized on a prospective basis. The adoption of this Interpretation did not have a material impact on the Company's financial condition or results of operations.

COMMON STOCK OFFERING

    On October 30, 2000, the Company filed for a public offering of its Common Stock. In connection with this offering, the Company has incurred $678,980 of deferred equity financing costs that are included in other long-term assets at September 30, 2000.

                         SATCON TECHNOLOGY CORPORATION

L.  PREFERRED STOCK

    The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value per share ("Preferred Stock"). The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.

    On August 25, 1999, the Company completed an $8 million private placement of 8,000 shares of its Series A Redeemable Convertible Preferred Stock, $0.01 par value per share (the "Series A Preferred Stock"), with Brown Simpson Strategic Growth Funds ("Brown Simpson"). The Series A Preferred Stock is initially convertible into 1,025,641 shares of the Company's common stock, $0.01 par value per share (the "Common Stock").

    In connection with the transaction, Brown Simpson also received warrants to purchase up to 675,000 fully vested and immediately exercisable additional shares of Common Stock at $8.54 per share (the "Brown Simpson Warrants"). The Brown Simpson Warrants expire on August 25, 2003. The Company has valued these warrants at $1,818,558 based on the fair value of these warrants, as determined by the Black-Scholes option pricing model, and has recorded this amount as a discount to the Preferred Stock. In addition, the Company incurred direct costs of $1,338,234 in connection with this preferred stock offering which have also been recorded as a discount to the Series A Preferred Stock.

    H.C. Wainwright & Co., Inc. ("H.C. Wainwright") served as placement agent for the transaction and received a commission of $560,000 and warrants to purchase 120,000 shares of the Company's Common Stock at $7.80 per share. These warrants expire on August 25, 2003. H.C. Wainwright will also receive a future fee in the amount of 4% of any monies received by the Company upon the exercise of the Brown Simpson Warrants. The Company has recorded the fair value of these warrants, as determined by the Black-Scholes option pricing model, of $550,734 as a discount to the Series A Preferred Stock.

    The Company has valued the Series A Preferred Stock at issuance to be $4,843,208 based on the relative fair market values of the financial instruments issued in connection with this placement and net of offering costs. The Company is accreting the carrying value of the preferred stock to its redemption value of $8,000,000 at August 25, 2003, using the effective interest method. As of September 30, 1999, the Company accreted $50,904 and recorded this as a charge against additional paid-in capital.

    On March 7, 2000, the preferred stockholders elected to convert all 8,000 shares of the Series A Preferred Stock into 1,025,641 shares of the Company's Common Stock, which resulted in the accretion of an additional $3,105,888 of the discount on the redeemable preferred stock during the year ended September 30, 2000.

                         SATCON TECHNOLOGY CORPORATION

M.  SIGNIFICANT CUSTOMERS

    Significant customers, defined as those customers that account for 10% or more of total net revenue in a fiscal year or 10% or more of accounts receivable and unbilled contract costs and fees at the end of a fiscal year, were as follows:

                                                                                       PERCENTAGE OF
                                                                                    ACCOUNTS RECEIVABLE
                                                                                       AND UNBILLED
                                                                                    CONTRACT COSTS AND
                                                    PERCENTAGE OF TOTAL REVENUE           FEES AT
                                                      YEAR ENDED SEPTEMBER 30,         SEPTEMBER 30,
                                                   ------------------------------   -------------------
CUSTOMER                                             2000       1999       1998       2000       1999
--------                                           --------   --------   --------   --------   --------
U.S. government:
  U.S. Department of Defense.....................    *          20.6%      22.1%      10.3%      20.4%
  U.S. Department of Energy......................    11.5%      *          *          *          20.0%
Applied Materials................................    10.6%      *          *          22.3%      *

------------------------

*   Less than 10%

N.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                 YEAR ENDED SEPTEMBER 30,
                                                          --------------------------------------
                                                             2000          1999         1998
                                                          -----------   ----------   -----------
Accretion of redeemable convertible preferred stock
  discount..............................................  $ 3,105,888   $   50,904   $        --
                                                          ===========   ==========   ===========
Acquisition of equipment under capital leases...........  $        --   $   49,813   $        --
                                                          ===========   ==========   ===========
Contingent obligation to Class D preferred stockholders
  of Beacon Power Corporation...........................  $   484,764   $5,309,115   $        --
                                                          ===========   ==========   ===========
Conversion of redeemable convertible preferred stock to
  common stock..........................................  $ 8,000,000   $       --   $        --
                                                          ===========   ==========   ===========
Common stock held in escrow issued in connection with
  settlement agreement..................................  $        --   $  190,191   $        --
                                                          ===========   ==========   ===========
Valuation adjustment for common stock held in escrow....  $   257,160   $  238,409   $        --
                                                          ===========   ==========   ===========
Warrants issued in connection with MTI investment.......  $ 1,505,421   $       --   $        --
                                                          ===========   ==========   ===========
MTI warrant received in connection with MTI
  investment............................................  $ 3,495,438   $       --   $        --
                                                          ===========   ==========   ===========
Valuation adjustment for MTI warrants...................  $(1,021,725)  $       --   $        --
                                                          ===========   ==========   ===========

                         SATCON TECHNOLOGY CORPORATION

N.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (CONTINUED)
    Net cash paid for the acquisitions of Inductive Components Inc., Lighthouse Software, Inc., HyComp, Inc., Ling Electronics, Inc. and certain intellectual property, equipment and other assets from Northrop Grumman Corporation was as follows:

                                                               YEAR ENDED SEPTEMBER 30,
                                                      ------------------------------------------
                                                          2000           1999           1998
                                                      ------------   ------------   ------------
Fair value of assets................................  $ 11,200,265   $  1,742,812             --
Cost in excess of net assets of companies acquired,
  net...............................................     3,754,910        389,079             --
Liabilities assumed, including transaction costs....    (2,476,383)      (567,215)            --
Fair value of common stock issued...................   (12,408,792)      (568,800)            --
                                                      ------------   ------------   ------------
Cash paid...........................................  $     70,000   $    995,876             --
Less: Cash acquired.................................       (45,946)            --             --
                                                      ------------   ------------   ------------
Net cash paid for the acquisitions..................  $     24,054   $    995,876             --
                                                      ============   ============   ============

    INTEREST AND INCOME TAXES PAID

    Cash paid for interest and income taxes was as follows:

                                                      FOR THE YEARS ENDED
                                                         SEPTEMBER 30,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------
Interest.......................................  $  3,176   $115,692   $10,206
                                                 ========   ========   =======
Income taxes...................................        --         --   $ 5,772
                                                 ========   ========   =======

O.  ACQUISITIONS

    INDUCTIVE COMPONENTS, INC. AND LIGHTHOUSE SOFTWARE, INC.

    On January 4, 1999, the Company's MagMotor subsidiary acquired substantially all of the assets and assumed certain liabilities of Inductive Components, Inc. and Lighthouse Software, Inc., pursuant to the terms of an Asset Purchase Agreement, dated January 4, 1999, among MagMotor, the Company, Inductive Components, Inc, Lighthouse Software, Inc. and Thomas Glynn, the sole stockholder of Inductive Components, Inc. and the majority stockholder of Lighthouse Software, Inc. The aggregate consideration paid by the Company for the acquired assets of Inductive Components, Inc. and Lighthouse Software, Inc. was 100,000 shares of the Company's common stock, valued at $5.6875 per share or $568,750. In addition, the Company assumed indebtedness of approximately $246,000. The Company has included in its consolidated results of operations the acquisition of Inductive Components, Inc. and Lighthouse Software, Inc. under the purchase method of accounting. The purchase price has been allocated as follows:

Inventory...................................................  $ 50,000
Property and equipment......................................   100,597
Intangibles.................................................   275,000
Goodwill....................................................   389,079
                                                              --------
                                                              $814,676
                                                              ========

                         SATCON TECHNOLOGY CORPORATION

O.  ACQUISITIONS (CONTINUED)
    The pro forma financial information has not been presented, as the acquisitions of Inductive Components, Inc. and Lighthouse Software, Inc. are not material.

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

LING ELECTRONICS, INC.

    On October 21, 1999, the Company acquired Ling Electronics, Inc. and Ling Electronics, Ltd. (collectively, "Ling Electronics") from MTI. In consideration for the acquisition of Ling Electronics, MTI received $70,000 and 770,000 shares of the Company's Common Stock valued at $9.8438 per share or $7,579,726. In addition, the Company incurred approximately $177,000 of legal, accounting, consultation and filing fees as a cost of this transaction. The purchase price of the acquisition has been allocated as follows:

Cash and cash equivalents...................................  $   45,946
Accounts receivable.........................................   1,937,023
Inventory...................................................   3,127,991
Prepaid expenses and other assets...........................     260,239
Property and equipment......................................     250,000
Goodwill....................................................   3,754,910
Accounts payable............................................    (641,687)
Accrued payroll and payroll related expenses................    (334,129)
Deferred revenues...........................................     (13,500)
Other accrued expenses......................................    (560,437)
                                                              ----------
                                                              $7,826,356
                                                              ==========

                         SATCON TECHNOLOGY CORPORATION

O.  ACQUISITIONS (CONTINUED)
    The following unaudited pro forma financial information combines SatCon and Ling's results of operations as if the acquisition had taken place on October 1, 1998. The pro forma results are not necessarily indicative of what the results of operations actually would have been if the transaction had occurred on the applicable dates indicated and are not intended to be indicative of future results of operations.

                                                  YEAR ENDED SEPTEMBER 30,
                                         ------------------------------------------
                                             2000           1999           1998
                                         ------------   ------------   ------------
                                                        (UNAUDITED)
Revenue................................  $ 31,194,618   $ 23,849,881   $ 27,764,923
Operating loss.........................  $ (9,822,203)  $(11,316,689)  $ (2,433,575)
Net loss...............................  $(10,260,029)  $(15,881,125)  $ (5,740,230)
Net loss attributable to common
  stockholders.........................  $(13,365,917)  $(15,932,029)  $ (5,740,230)
Net loss per share, basic and
  diluted..............................  $      (1.06)  $      (1.60)  $      (0.59)

NORTHROP GRUMMAN CORPORATION

    On November 16, 1999, the Company purchased certain intellectual property, equipment and other assets from Northrop Grumman Corporation ("NGC"). These assets were used by NGC in connection with its power electronics product business. The Company is amortizing the purchase price allocated to completed technology on a straight-line basis over a 10-year period. The Company is depreciating the purchase price allocated to property and equipment on a straight-line basis over a 10-year period. The Company also entered into (i) a sublease with NGC pursuant to which it agreed to a five-year sublease for approximately 14,863 square feet of rentable space in the Baltimore, Maryland area and (ii) a three-year Transition Services Agreement providing the Company access to certain test facilities and personnel of NGC on a fee basis. In consideration for these foregoing assets and agreements, NGC received 578,761 shares of the Company's Common Stock valued at $8.3438 per share or $4,829,066. In addition, the Company issued to NGC a warrant to purchase an additional 100,000 shares of the Company's Common Stock at an exercise price of $9.725 per share. The Company has recorded the fair value of this warrant, as determined by the Black-Scholes option pricing model, of approximately $631,000 and approximately $119,000 of legal, accounting, consultation and filing fees as a cost of this transaction. On February 4, 2000, the Company issued to NGC an additional warrant to purchase 100,000 shares of the Company's Common Stock at an exercise price of $9.725 per share. This warrant is exercisable upon the occurrence of certain

                         SATCON TECHNOLOGY CORPORATION

O.  ACQUISITIONS (CONTINUED)
defined events, none of which had occurred as of September 30, 2000. The purchase price of the asset purchase has been allocated as follows:

Inventory...................................................               $1,206,000
Property and equipment......................................                1,091,643
Intangibles:
  Completed technology......................................  $3,142,882
  Transition services agreement.............................     101,542
  Favorable lease...........................................      36,999
                                                              ----------
      Total intangibles.....................................                3,281,423
                                                                           ----------
                                                                           $5,579,066
                                                                           ==========

    The pro forma financial information has not been presented, as this transaction is the purchase of assets rather than as a business combination. The Company has determined that this transaction was the acquisition of assets and not the acquisition of a business as this business ceased operations more than 12 months prior to this acquisition of assets, the Company did not acquire facilities, employees or customer base and there is not sufficient continuity of the acquired entity's operations prior to and after the transaction.

    For the fiscal year ended September 30, 2000, the Company recognized $413,991 of revenue, primarily related to funded research and development arrangements, from NGC. At September 30, 2000, the Company had $62,492 of accounts receivable and unbilled contract costs and fees from NGC.

P.  LOSS PER SHARE

    The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                                                  FOR THE YEARS ENDED
                                                                     SEPTEMBER 30,
                                                       -----------------------------------------
                                                           2000           1999          1998
                                                       ------------   ------------   -----------
Net loss attributable to common shareholders.........  $(13,047,033)  $(14,392,657)  $(4,857,814)
                                                       ============   ============   ===========

BASIC AND DILUTED:
  Common shares outstanding, beginning of year.......     9,529,649      8,990,249     8,769,146
  Weighted average common shares issued during the
    year.............................................     3,100,173        200,017       190,163
  Weighted average shares repurchased during the
    year.............................................            --        (14,225)       (2,638)
                                                       ------------   ------------   -----------
  Weighted average shares outstanding--basic and
    diluted..........................................    12,629,822      9,176,041     8,956,671
                                                       ============   ============   ===========
  Net loss per share, basic and diluted..............  $      (1.03)  $      (1.57)  $      (.54)
                                                       ============   ============   ===========

    At September 30, 2000, 1999 and 1998, 44,500, 44,500 and 28,300 common shares, respectively, were excluded from common shares outstanding as they were held in treasury. At September 30, 2000 and 1999, 42,860 common shares were excluded from common shares outstanding as they were held in escrow.

                         SATCON TECHNOLOGY CORPORATION

P.  LOSS PER SHARE (CONTINUED)
    At September 30, 2000, 1999 and 1998, options and warrants to purchase 2,854,105, 2,782,147, and 884,758 shares of common stock, respectively, were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive.

Q.  COMPREHENSIVE LOSS

    The Company's total comprehensive loss is as follows:

                                                                  FOR THE YEARS ENDED
                                                                     SEPTEMBER 30,
                                                       -----------------------------------------
                                                           2000           1999          1998
                                                       ------------   ------------   -----------
Net loss.............................................  $ (9,941,145)  $(14,341,753)  $(4,857,814)
                                                       ============   ============   ===========
Other comprehensive income/(loss), net of tax:
    Unrealized gains on securities...................  $         --   $     10,380   $     9,835
    Valuation adjustment for MTI warrants............    (1,021,725)            --            --
    Foreign currency translation adjustment..........       (51,778)            --            --
                                                       ------------   ------------   -----------
    Other comprehensive (loss)/income................  $ (1,073,503)  $     10,380   $     9,835
                                                       ------------   ------------   -----------
Comprehensive loss...................................  $(11,014,648)  $(14,331,373)  $(4,847,979)
                                                       ============   ============   ===========

R.  SEGMENT DISCLOSURES

    As of October 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products and services, geographical areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess their performance.

    The Company's organizational structure is based on strategic business units that perform services and offer various products to the principal markets in which the Company's products are sold. These business units equate to three reportable segments: research and development, power electronic products and motion-control products.

    The Company performs research and development services in collaboration with third parties. Film Microelectronics, Inc. designs and manufactures power electronics products. The Magmotor and Ling Divisions specialize in the engineering and manufacturing of motion-control products. The Company's principal operations and markets are located in North America.

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

                         SATCON TECHNOLOGY CORPORATION

R.  SEGMENT DISCLOSURES (CONTINUED)
    The following is a summary of the Company's operations by operating segment:

                                                                  YEAR ENDED SEPTEMBER 30,
                                                      ------------------------------------------------
                                                         2000              1999              1998
                                                      -----------      ------------      -------------
Research and development:
Product revenue.................................      $    31,486                --                 --
Funded research and development revenue.........      $ 8,627,601      $  6,355,383      $   8,010,735
                                                      -----------      ------------      -------------
  Total revenue.................................      $ 8,659,087      $  6,355,383      $   8,010,735
                                                      -----------      ------------      -------------
  Loss from operations, net of amortization of
    intangibles.................................      $(3,838,907)     $ (6,577,012)     $  (1,454,707)
                                                      ===========      ============      =============
Electronics products:
  Product revenue...............................      $ 8,584,446      $  6,306,085      $   5,909,765
                                                      -----------      ------------      -------------
  (Loss) income from operations, net of
    amortization of intangibles.................      $(3,128,643)     $ (2,073,946)     $     504,528
                                                      ===========      ============      =============
Motion-control products:
  Product revenue...............................      $13,811,496      $  2,816,413      $   1,610,423
                                                      -----------      ------------      -------------
  Loss from operations, net of amortization of
    intangibles.................................      $(1,316,958)     $   (755,272)     $    (310,023)
                                                      ===========      ============      =============

Consolidated:
  Product revenue...............................      $22,427,428      $  9,122,499      $   7,520,188
  Funded research and development revenue.......      $ 8,627,601      $  6,355,383      $   8,010,735
                                                      -----------      ------------      -------------
  Total revenue.................................      $31,055,029      $ 15,477,882      $  15,530,923
                                                      ===========      ============      =============
  Loss from operations, net of amortization.....      $(8,284,508)     $ (9,406,230)     $  (1,260,202)
  Amortization of intangibles...................      $(1,217,490)     $   (371,087)     $    (290,957)
                                                      -----------      ------------      -------------
  Operating loss................................      $(9,501,998)     $ (9,777,317)     $  (1,551,159)
  Other income (loss)...........................      $     9,891      $   (150,464)     $          --
  Interest income...............................      $   453,631      $     42,287      $     179,861
  Interest expense..............................      $    (3,176)     $   (115,692)     $     (10,206)
                                                      -----------      ------------      -------------
  Net loss before income taxes and loss from
    Beacon Power Corporation....................      $(9,041,652)     $(10,001,186)     $  (1,381,504)
                                                      ===========      ============      =============

                         SATCON TECHNOLOGY CORPORATION

R.  SEGMENT DISCLOSURES (CONTINUED)
    The following is a summary of the Company's total segment assets by operating segment:

                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Research and development:
  Segment assets............................................  $18,464,754   $ 6,283,773
Electronics products:
  Segment assets............................................  $10,132,575   $ 8,643,258
Motion-control products:
  Segment assets............................................  $13,416,197   $ 2,473,343
Consolidated:
  Segment assets............................................  $42,013,526   $17,400,374
  Investment in Beacon Power Corporation....................  $        --   $   414,729
  Warrants to purchase Mechanical Technology
  Incorporated common stock.................................  $ 2,473,713   $        --
                                                              -----------   -----------
Total assets................................................  $44,487,239   $17,815,103
                                                              ===========   ===========

    The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

                                                               YEAR ENDED SEPTEMBER 30,
                                                       ----------------------------------------
                                                          2000           1999          1998
                                                       -----------   ------------   -----------
Revenue by geographic region:
  United States......................................  $27,701,844   $ 14,627,000   $15,333,525
  Rest of world......................................    3,353,185        850,981       197,398
                                                       -----------   ------------   -----------
    Total revenue....................................  $31,055,029   $ 15,477,981   $15,530,923
                                                       ===========   ============   ===========

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE

To the Board of Directors of SatCon Technology Corporation:

    We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated statements of SatCon Technology Corporation and its subsidiaries for each of the years ended September 30, 2000 and 1999 and have issued our report thereon dated November 28, 2000. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the financial statement schedule index is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements for each of the years ended September 30, 2000 and 1999 taken as a whole.

                                          /S/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
November 28, 2000

                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                               ADDITIONS
                                 BALANCE AT    CHARGED TO    ADDITIONS                      BALANCE
                                  BEGINNING    COSTS AND        FROM                        AT END
                                  OF PERIOD     EXPENSES    ACQUISITIONS    DEDUCTIONS     OF PERIOD
                                 -----------   ----------   ------------   ------------   -----------
YEAR ENDED SEPTEMBER 30, 1998:
  Allowance for doubtful
    accounts...................  $   159,243   $   29,014           --     $   (136,421)  $    51,836
  Allowance for unbilled
    contract costs.............  $ 1,130,468           --           --     $ (1,072,857)  $    57,611
  Deferred tax valuation
    allowance..................  $ 4,111,568   $2,689,999           --               --   $ 6,801,567
  Allowance for obsolete
    inventory..................  $   758,541           --           --     $   (549,765)  $   208,776
  Reserve for product warranty
    expense....................  $    16,511           --           --     $    (16,511)           --
  Accrued costs for
    consolidation of
    facilities.................  $   498,000           --           --     $   (398,000)  $   100,000

YEAR ENDED SEPTEMBER 30, 1999:
  Allowance for doubtful
    accounts...................  $    51,836   $  345,433           --     $    (10,583)  $   386,686
  Allowance for unbilled
    contract costs.............  $    57,611   $  688,510           --               --   $   746,121
  Deferred tax valuation
    allowance..................  $ 6,801,567   $4,788,539           --               --   $11,590,106
  Allowance for obsolete
    inventory..................  $   208,776   $  870,021           --               --   $ 1,078,797
  Reserve for product warranty
    expense....................           --   $   36,000           --               --   $    36,000
  Accrued costs for
    consolidation of
    facilities.................  $   100,000           --           --               --   $   100,000

YEAR ENDED SEPTEMBER 30, 2000:
  Allowance for doubtful
    accounts...................  $   386,686   $  265,742           --     $   (332,208)  $   320,220
  Allowance for unbilled
    contract costs.............  $   746,121           --           --     $   (746,121)           --
  Deferred tax valuation
    allowance..................  $11,590,106   $9,668,342           --               --   $21,258,448
  Allowance for obsolete
    inventory..................  $ 1,078,797   $  658,774           --     $   (543,621)  $ 1,193,950
  Reserve for product warranty
    expense....................  $    36,000   $  264,096     $195,384     $    (30,365)  $   465,115
  Accrued costs for
    consolidation of
    facilities.................  $   100,000           --           --               --   $   100,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On May 12, 1999, we dismissed PricewaterhouseCoopers LLP from its position as our independent public accountants. The decision to change accountants was recommended by our Audit Committee and approved by our Board of Directors. None of the reports of PricewaterhouseCoopers LLP on our financial statements for the years ended September 30, 1998 and 1997 contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended September 30, 1998 and 1997, and any subsequent interim period immediately preceding the date of dismissal of PricewaterhouseCoopers LLP, we had no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to such matter of disagreement(s) in connection with its report on our financial statements. None of the reportable events listed in Item 304 (a) (1) (v) of Regulation S-K under the Securities Act of 1934, as amended, occurred with respect to the years ended September 30, 1998 and 1997 or the subsequent interim period preceding the dismissal of PricewaterhouseCoopers LLP.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information with respect to directors required under this item is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" in our proxy statement for our 2001 Annual Meeting of Stockholders to be held on February 21, 2001. Information relating to certain filings of Forms 3, 4 and 5 is contained in our 2001 proxy statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

    The information required under this item is incorporated by reference to the section entitled "Compensation of Executive Officers" in our 2001 proxy statement.

    The sections entitled "Compensation Committee Report on Executive Compensation" and "Comparative Stock Performance Graph" in our 2001 proxy statement are not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required under this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our 2001 proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required under this item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in our 2001 proxy statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
    10-K:

1.  CONSOLIDATED FINANCIAL STATEMENT OF SATCON TECHNOLOGY CORPORATION AND ITS
    SUBSIDIARIES:

    Consolidated Balance Sheets as of September 30, 2000 and 1999

    Consolidated Statements of Operations for the Years Ended September 30, 2000, 1999 and 1998

    Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2000, 1999 and 1998

    Consolidated Statements of Cash Flows for the Years Ended September 30, 2000, 1999 and 1998

    Notes to Consolidated Financial Statements

2.  FINANCIAL STATEMENT SCHEDULE OF SATCON TECHNOLOGY CORPORATION AND ITS
    SUBSIDIARIES:

    Schedule II; Valuation and Qualifying Accounts for the Years Ended September 30, 2000, 1999 and 1998

    All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the consolidated financial statements or notes thereto.

3.  EXHIBITS:

    The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K:

    We did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on December 22, 2000.

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

                       NAME                                    CAPACITY                    DATE
                       ----                                    --------                    ----
                                                     Chairman of the Board of
              /s/ DAVID B. EISENHAURE                  Directors, President and
     ----------------------------------------          Chief Executive Officer      December 22, 2000
                David B. Eisenhaure                    (Principal Executive
                                                       Officer)

                                                     Vice President, Chief
                 /s/ SEAN F. MORAN                     Financial Officer and
     ----------------------------------------          Treasurer (Principal         December 22, 2000
                   Sean F. Moran                       Financial and Principal
                                                       Accounting Officer)

              /s/ MICHAEL C. TURMELLE                Director, Vice President,
     ----------------------------------------          Chief Operating Officer and  December 22, 2000
                Michael C. Turmelle                    Secretary

             /s/ JAMES L. KIRTLEY, JR.
     ----------------------------------------        Director, Vice President, and  December 22, 2000
               James L. Kirtley, Jr.                   Chief Scientist

             /s/ MARSHALL J. ARMSTRONG
     ----------------------------------------        Director                       December 22, 2000
               Marshall J. Armstrong

               /s/ ALAN P. GOLDBERG
     ----------------------------------------        Director                       December 22, 2000
                 Alan P. Goldberg

              /s/ THOMAS A. HURKMANS
     ----------------------------------------        Director                       December 22, 2000
                Thomas A. Hurkmans

               /s/ GERALD L. WILSON
     ----------------------------------------        Director                       December 22, 2000
                 Gerald L. Wilson

                                 EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
2.1          Amended and Restated Asset Purchase Agreement among SatCon
             Film Microelectronics, Inc., Film Microelectronics Inc., and
             Albert R. Snider, dated as of April 3, 1997, is incorporated herein by reference to Exhibits to the Registrant's Current
             Report on Form 8-K dated April 16, 1997.
2.2          Stock Purchase Agreement, dated as of October 21, 1999, by and among the Registrant, Mechanical Technology
             Incorporated, Ling Electronics, Inc. and Ling Electronics,
             Ltd. is incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated October 21,
             1999.
2.3          Asset Purchase Agreement, dated as of November 16, 1999, by and between the Registrant and Northrop Grumman Corporation is incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated November 16,
             1999.
3.1          Certificate of Incorporation of the Registrant is
             incorporated herein by reference to Exhibits to the
             Registrant's Registration Statement on Form S-1 (File No.
             33-49286).
3.2          Bylaws of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on
             Form S-1 (File No. 33-49286).
3.3          Certificate of Amendment of Certificate of Incorporation of
             the Registrant, as filed with the Secretary of State of the
             State of Delaware on May 12, 1997, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
3.4          Bylaws Amendment of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
3.5          Certificate of Amendment of Certificate of Incorporation of
             the Registrant, as filed with the Secretary of State of the
             State of Delaware on March 17, 1999, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated August 25, 1999.
3.6          Certificate of Designation of Series and Statement of
             Variations of Relative Rights, Preferences and Limitations
             of Preferred Stock, dated as of August 25, 1999, relating to the Series A Preferred Stock is incorporated herein by
             reference to Exhibits to the Registrant's Current Report on
             Form 8-K dated August 25, 1999.
3.7          Certificate of Amendment of Certificate of Incorporation of
             the Registrant, as filed with the Secretary of State of the
             State of Delaware on March 15, 2000.
4.1          Specimen Certificate of Common Stock, $.01 par value, is
             incorporated herein by reference to Exhibits to the
             Registrant's Registration Statement on Form S-1 (File
             No. 33-49286).
10.1(*)      Employment Agreement, dated July 1, 1992, between the
             Registrant and David B. Eisenhaure is incorporated herein by reference to Exhibits to the Registrant's Registration
             Statement on Form S-1 (File No. 33-49286).
10.2(*)      Employment Agreement, dated July 1, 1992, between the
             Registrant and Michael C. Turmelle is incorporated herein by reference to Exhibits to the Registrant's Registration
             Statement on Form S-1 (File No. 33-49286).
10.3         Change of Control Letter Agreement, dated March 22, 2000,
             between the Registrant and Sean F. Moran is incorporated
             herein by reference to Exhibits to the Registrant's
             Quarterly Report on Form 10-Q for the period ended March 31,
             2000.
10.4(*)      1992 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on
             Form S-1 (File No. 33-49286).
10.5(*)      1994 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K
             for the year ended September 30, 1994.
10.6(*)      1996 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K
             for the year ended September 30, 1996.
10.7(*)      1998 Stock Incentive Plan is incorporated herein by
             reference to Exhibit B to the Registrant's Definitive
             Schedule 14A filed January 26, 1999.
10.8(*)      1999 Stock Incentive Plan is incorporated herein by
             reference to Exhibits to the Registrant's Annual Report on
             Form 10-K for the year ended September 30, 1999.

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
10.9         Lease, dated October 21, 1993, between the Registrant and
             Gunwyn/First Street Limited Partnership is incorporated
             herein by reference to Exhibits to the Registrant's
             Registration Statement on Form S-1 (File No. 33-49286) and
             First Amendment to Lease, dated June 22, 1998, by and
             between the Registrant and Gunwyn/First Street Limited
             Partnership is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the
             period ended September 30, 1998.
10.10        Manufacturing Agreement between Applied Materials, Inc. and its wholly-owned subsidiaries and the Registrant, dated as of February 20, 1997, is incorporated herein by reference to
             Exhibits to the Registrant's Quarterly Report on Form 10-Q
             for the period ended March 31, 1997.
10.11        Securities Purchase Agreement, dated as of May 28, 1997, by and among the Registrant, Beacon Power Corporation and DQE
             Enterprises, Inc. is incorporated herein by reference to
             Exhibits to the Registrant's Current Report on Form 8-K
             dated May 28, 1997.
10.12        Securities Purchase Agreement, dated as of October 23, 1998, by and among Beacon Power Corporation, Perseus Capital,
             L.L.C., DQE Enterprises, Inc., Micro Generation Technology
             Fund, L.L.C. and the Registrant is incorporated herein by
             reference to Exhibits to the Registrant's Current Report on
             Form 8-K dated October 23, 1998.
10.13        Amended and Restated License Agreement, dated as of October
             23, 1998, by and between the Registrant and Beacon Power
             Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October
             23, 1998.
10.14        Registration Rights Statement, dated as of October 23, 1998, by and among Beacon Power Corporation, Perseus Capital,
             L.L.C., DQE Enterprises, Inc., Micro Generation Technology
             Fund, L.L.C., and the Registrant, setting forth certain
             registration rights granted by the Registrant is
             incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated October 23,
             1998.
10.15        Registration Rights Statement, dated as of October 23, 1998, by and among Beacon Power Corporation, Perseus Capital,
             L.L.C., DQE Enterprises, Inc., Micro Generation Technology
             Fund, L.L.C. and the Registrant, setting forth certain
             registration rights granted by Beacon Power Corporation is incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated October 23,
             1998.
10.16        Lease, dated February 27, 1996, by and between the
             Registrant and Diamond Management, Inc. is incorporated
             herein by reference to Exhibits to the Registrant's Annual
             Report on Form 10-K for the year ended September 30, 1998.
10.17        Lease, dated March 5, 1998, by and between the Registrant
             and Harold W. Slovin is incorporated herein by reference to
             Exhibits to the Registrant's Annual Report on Form 10-K for
             the year ended September 30, 1998.
10.18        North America Distributor Agreement, dated June 4, 1998, by and between SatCon Film Microelectronics, Inc., a division of the Registrant, and Falcon Electronics, Inc. is
             incorporated herein by reference to Exhibits to the
             Registrant's Annual Report on Form 10-K for the year ended
             September 30, 1998.
10.19        Asset Purchase Agreement, dated as of January 4, 1999, among
             K&D MagMotor Corp., the Registrant, Inductive Components,
             Inc., Lighthouse Software, Inc. and Thomas Glynn is
             incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated January 4,
             1999.
10.20        Asset Purchase Agreement, dated as of March 31, 1999, by and between HyComp, Inc. and HyComp Acquisition Corp., a
             wholly-owned subsidiary of the Registrant, is incorporated herein by reference to Exhibits to the Registrant's
             Quarterly Report on Form 10-Q for the period ended June 30,
             1999.

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
10.21        Note Purchase Agreement, dated as of June 22, 1999, by and among Beacon Power Corporation, Perseus Capital, L.L.C., DQE
             Enterprises, Inc., Micro Generation Technology Fund, L.L.C.
             and the Registrant is incorporated herein by reference to
             Exhibits to the Registrant's Quarterly Report on Form 10-Q
             for the period ended June 30, 1999.
10.22        Note and Warrant Purchase Agreement, dated as of August 2,
             1999, by and among Beacon Power Corporation, Perseus
             Capital, L.L.C., DQE Enterprises, Inc., Micro Generation
             Technology Fund, L.L.C. and the Registrant is incorporated herein by reference to Exhibits to the Registrant's
             Quarterly Report on Form 10-Q for the period ended June 30,
             1999.
10.23        License and Technical Assistant Agreement, dated as of June
             7, 1999, by and between Delco Remy America, Inc. and the
             Registrant is incorporated herein by reference to Exhibits to the Registrant's Amendment No. 1 to the Quarterly Report
             on Form 10-Q for the period ended March 31, 1999.
10.24        Securities Purchase Agreement, dated as of August 25, 1999, among the Registrant and the purchasers listed on Schedule I thereto is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated August 25,
             1999.
10.25        Registration Rights Agreement, dated as of August 25, 1999, among the Registrant and the investors named on the
             signature pages thereof is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K
             dated August 25, 1999.
10.26        Form of Warrants issued on August 25, 1999 in connection
             with the sale of the Series A Preferred Stock is
             incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated August 25,
             1999.
10.27        Securities Purchase Agreement, dated as of October 21, 1999, between the Registrant and Mechanical Technology
             Incorporated is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October
             21, 1999.
10.28        SatCon Registration Rights Agreement, dated as of October
             21, 1999, between the Registrant and Mechanical Technology
             Incorporated is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October
             21, 1999.
10.29        MTI Registration Rights Agreement, dated as of October 21,
             1999, between Mechanical Technology Incorporated and the
             Registrant is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October
             21, 1999.
10.30        Form of Stock Purchase Warrant issued on October 21, 1999 by the Registrant to Mechanical Technology Incorporated is
             incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated October 21,
             1999.
10.31        Form of Stock Purchase Warrant issued on October 21, 1999 by
             Mechanical Technology Incorporated to the Registrant is
             incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated October 21,
             1999.
10.32        Sublease, dated November 16, 1999, between the Registrant
             and Northrop Grumman Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on
             Form 8-K dated November 16, 1999.
10.33        Transition Services Agreement, dated as of November 16,
             1999, between the Registrant and Northrop Grumman
             Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated
             November 16, 1999.
10.34        Memorandum of Understanding, entered into on November 16,
             1999, between the Registrant and Northrop Grumman
             Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated
             November 16, 1999.
10.35        Registration Rights Agreement, dated as of November 16,
             1999, between the Registrant and Northrop Grumman
             Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated
             November 16, 1999.
10.36        Stock Purchase Warrant issued on February 4, 2000 by the
             Registrant to Northrop Grumman Corporation is incorporated herein by reference to the Registrant's Quarterly Report on
             Form 10-Q for the period ended December 31, 1999.

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
10.37        Promissory Note, dated October 6, 1999, made in favor of the
             Registrant by Michael C. Turmelle in the amount of $10,000, together with Promissory Note, dated December 6, 1999, made in favor of the Registrant by Michael C. Turmelle in the
             amount of $75,000, is incorporated herein by reference to
             the Registrant's Quarterly Report on Form 10-Q for the
             period ended December 31, 1999.
10.38        Demand Promissory Note, dated February 25, 2000, made in
             favor of the Registrant by Beacon Power Corporation in the amount of $300,000, together with First Amendment to Demand
             Promissory Note, dated March 16, 2000 is incorporated by
             reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
10.39        Consulting Agreement, dated July 19, 2000, between the
             Registrant and Marshall J. Armstrong is incorporated herein by reference to the Registrant's Quarterly Report on Form
             10-Q for the period ended June 30, 2000.
10.40        Agreement between the Department of Energy and the
             Registrant.
16           Letter Regarding Registrant's Change in Certifying
             Accountant is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated May 12,
             1999.
21.1         Subsidiaries of the Registrant.
23.1         Consent of Arthur Andersen LLP.
23.2         Consent of PricewaterhouseCoopers LLP.
27           Financial Data Schedule.
99           Risk Factors.

------------------------

(*) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K for the year ended
    September 30, 1999.