Form 10-Q
period 2000-12-31
SATCON TECHNOLOGY CORP
filed 2001-02-14
CIK 889423

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER 1-11512

                            ------------------------

                         SATCON TECHNOLOGY CORPORATION

             (Exact name of registrant as specified in its charter)

                 DELAWARE                                      04-2857552
         (State of incorporation)                  (IRS Employer Identification No.)

                                   161 FIRST STREET
                               CAMBRIDGE, MA 02142-1221
                       (Address of principal executive offices)

                                 (617) 661-0540
              (Registrant's telephone number, including area code)

                            ------------------------

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

                         Common Stock, $0.01 Par Value,
             13,908,686 shares outstanding as of February 6, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

                                                                PAGE
                                                              --------
ITEM 1: FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited).....................      1
Consolidated Statements of Operations (Unaudited)...........      2
Consolidated Statement of Changes in Stockholders' Equity
  (Unaudited)...............................................      3
Consolidated Statements of Cash Flows (Unaudited)...........      4
Notes to Interim Consolidated Financial Statements
  (Unaudited)...............................................      5
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................     14
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................     19

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS...................................     20
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........     21
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................     21
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................     21
ITEM 5. OTHER INFORMATION...................................     21
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     21
SIGNATURE...................................................     22
EXHIBIT INDEX...............................................     23

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                         SATCON TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2000
                                                              ------------   -------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 8,847,063     $ 8,814,324
  Accounts receivable, net of allowance of $428,014 at
    December 31, 2000 and $320,222 at September 30, 2000....    6,738,441       7,495,942
  Unbilled contract costs and fees..........................      616,223         824,829
  Inventory.................................................    8,609,230       8,001,661
  Prepaid expenses and other current assets.................      525,936         614,622
                                                              -----------     -----------
    Total current assets....................................   25,336,893      25,751,378
Investment in Beacon Power Corporation......................   10,268,427              --
Warrants to purchase common stock...........................    2,268,093       2,473,713
Property and equipment, net.................................    6,703,356       6,257,476
Intangibles, net............................................    8,773,473       9,080,089
Other long-term assets......................................    1,197,866         924,583
                                                              -----------     -----------
    Total assets............................................  $54,548,108     $44,487,239
                                                              ===========     ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $   468,549     $    17,494
  Accounts payable..........................................    3,442,988       3,074,517
  Accrued payroll and payroll related expenses..............    1,125,612       1,284,884
  Other accrued expenses....................................    1,262,530       1,459,218
  Deferred revenue..........................................    1,999,645       1,525,116
                                                              -----------     -----------
    Total current liabilities...............................    8,299,324       7,361,229
Long-term debt, net of current portion......................      960,821          16,377
Other long-term liabilities.................................      164,156         197,349
Contingent obligation to Class D preferred stockholders of
  Beacon Power Corporation..................................           --       5,793,879
Contingent obligation to common stock warrant holders
  (Note B)..................................................    1,220,275              --
Stockholders' equity:
  Preferred stock; $0.01 par value, 1,000,000 shares
    authorized; no shares issued and outstanding at December
    31, 2000 and September 30, 2000.........................           --              --
  Common stock; $0.01 par value, 25,000,000 shares
    authorized; 13,892,185 and 13,841,185 shares issued at
    December 31, 2000 and September 30, 2000,
    respectively............................................      138,922         138,412
Additional paid-in capital..................................   88,271,935      72,498,540
Accumulated deficit.........................................  (44,207,171)    (40,195,340)
Accumulated other comprehensive loss........................      (50,450)     (1,073,503)
Treasury stock, at cost; 44,500 shares at December 31, 2000
  and
  September 30, 2000........................................     (249,704)       (249,704)
                                                              -----------     -----------
  Total stockholders' equity................................   43,903,532      31,118,405
                                                              -----------     -----------
    Total liabilities and stockholders' equity..............  $54,548,108     $44,487,239
                                                              ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                   2000            1999
                                                              ---------------   -----------
Revenue:
Product revenue.............................................    $ 7,422,668     $ 3,161,505
Funded research and development and other revenue...........      2,071,212       1,394,902
                                                                -----------     -----------
  Total revenue.............................................      9,493,880       4,556,407
                                                                -----------     -----------
Operating costs and expenses:
Cost of product revenue.....................................      6,098,271       3,001,178
Research and development and other revenue expenses:
    Funded research and development and other revenue
      expenses..............................................      1,439,546       1,094,305
    Unfunded research and development expenses..............      1,238,694         628,890
                                                                -----------     -----------
      Total research and development and other revenue
        expenses............................................      2,678,240       1,723,195
Selling, general and administrative expenses................      2,743,754       2,032,536
Amortization of intangibles.................................        322,734         242,608
                                                                -----------     -----------
  Total operating costs and expenses........................     11,842,999       6,999,517
                                                                -----------     -----------
Operating loss..............................................     (2,349,119)     (2,443,110)
Net unrealized loss on warrants to purchase common stock....       (205,620)             --
Interest income.............................................        114,033          34,123
Interest expense............................................           (603)         (3,691)
                                                                -----------     -----------
Net loss before loss from Beacon Power Corporation and
  cumulative effect of change in accounting principle.......     (2,441,309)     (2,412,678)
Loss from Beacon Power Corporation..........................       (548,797)       (563,166)
                                                                -----------     -----------
Net loss before cumulative effect of change in accounting
  principle.................................................     (2,990,106)     (2,975,844)
Cumulative effect of change in accounting principle
  (Note B)..................................................     (1,021,725)             --
                                                                -----------     -----------
Net loss....................................................     (4,011,831)     (2,975,844)
Accretion of redeemable convertible preferred stock
  discount..................................................             --        (155,944)
                                                                -----------     -----------
Net loss attributable to common stockholders................    $(4,011,831)    $(3,131,788)
                                                                ===========     ===========
Net loss before cumulative effect of change in accounting
  principle per weighted average share, basic and diluted...    $     (0.22)    $     (0.29)
                                                                -----------     -----------
Cumulative effect of change in accounting principle per
  weighted average share, basic and diluted.................    $     (0.07)             --
                                                                -----------     -----------
Net loss attributable to common stockholders per weighted
  average share, basic and diluted..........................    $     (0.29)    $     (0.29)
                                                                ===========     ===========
Weighted average number of common shares, basic and
  diluted...................................................     13,827,518      10,793,030
                                                                ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
                                  (UNAUDITED)

                                                                                                 ACCUMULATED
                                                                   ADDITIONAL                       OTHER
                                             COMMON      COMMON      PAID-IN     ACCUMULATED    COMPREHENSIVE   TREASURY
                                             SHARES      STOCK       CAPITAL       DEFICIT      INCOME/(LOSS)    SHARES
                                           ----------   --------   -----------   ------------   -------------   --------
Balance, September 30, 2000..............  13,841,185   $138,412   $72,498,540   $(40,195,340)   $(1,073,503)    44,500
Net loss.................................          --         --            --     (4,011,831)            --
Exercise of common stock options.........      51,000        510       382,567             --             --
Termination of contingent put right
  granted to class D preferred
  stockholders of Beacon Power
  Corporation............................          --         --     5,831,879             --             --
Net gain on investment in Beacon Power
  Corporation............................          --         --    10,779,224             --             --
Cumulative effect of accounting change
  for Mechanical Technology Incorporated
  warrant................................          --         --            --             --      1,021,725
Reclassification of common stock warrants
  to temporary equity (Note B)...........                           (1,220,275)
Foreign currency translation
  adjustment.............................          --         --            --             --          1,328
                                           ----------   --------   -----------   ------------    -----------     ------
Balance, December 31, 2000...............  13,892,185   $138,922   $88,271,935   $(44,207,171)   $   (50,450)    44,500
                                           ==========   ========   ===========   ============    ===========     ======


                                                           TOTAL
                                           TREASURY    STOCKHOLDERS'
                                             STOCK        EQUITY
                                           ---------   -------------
Balance, September 30, 2000..............  $(249,704)   $31,118,405
Net loss.................................                (4,011,831)
Exercise of common stock options.........                   383,077
Termination of contingent put right
  granted to class D preferred
  stockholders of Beacon Power
  Corporation............................                 5,831,879
Net gain on investment in Beacon Power
  Corporation............................                10,779,224
Cumulative effect of accounting change
  for Mechanical Technology Incorporated
  warrant................................                 1,021,725
Reclassification of common stock warrants
  to temporary equity (Note B)...........                (1,220,275)
Foreign currency translation
  adjustment.............................                     1,328
                                           ---------    -----------
Balance, December 31, 2000...............  $(249,704)   $43,903,532
                                           =========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Cash flows from operating activities:
  Net loss..................................................  $(4,011,831)  $(2,975,844)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization.........................      553,694       435,746
      Allowance for doubtful accounts.......................      107,792        82,433
      Allowance for excess and obsolete inventory...........      381,929            --
      Loss from Beacon Power Corporation....................      548,797       563,166
      Net unrealized loss on warrants to purchase common
        stock...............................................    1,227,345            --
      Amortization of prepaid consulting expense............       37,500        29,801
    Changes in operating assets and liabilities, net of
      effects of acquisitions:
      Accounts receivable...................................      649,709     1,022,084
      Unbilled contract costs and fees......................      208,606       404,051
      Prepaid expenses and other current assets.............       51,186       107,957
      Inventory.............................................     (989,498)     (381,366)
      Other long-term assets................................       39,440       (81,780)
      Accounts payable......................................      368,471      (846,444)
      Accrued expenses and payroll..........................     (355,960)      (18,361)
      Other current liabilities.............................      441,336       (18,954)
                                                              -----------   -----------
    Total adjustments.......................................    3,270,347     1,298,333
                                                              -----------   -----------
Net cash used in operating activities.......................     (741,484)   (1,677,511)
Cash flows from investing activities:
  Patent and intangible expenditures........................      (19,199)      (22,625)
  Purchases of property and equipment.......................     (673,759)     (130,515)
  Acquisitions, net of cash acquired........................           --       (24,054)
  Investment in Beacon Power Corporation....................           --      (333,333)
                                                              -----------   -----------
Net cash used in investing activities.......................     (692,958)     (510,527)
                                                              -----------   -----------
Cash flows from financing activities:
  Proceeds from long-term debt..............................    1,459,750            --
  Repayment of long-term debt...............................      (64,251)       (3,943)
  Net proceeds from issuance of common stock................           --     2,490,000
  Proceeds from exercise of stock options...................      383,077       355,000
  Deferred equity financing costs...........................     (312,723)           --
                                                              -----------   -----------
Net cash provided by financing activities...................    1,465,853     2,841,057
                                                              -----------   -----------
Effect of foreign currency exchange rates on cash and cash
  equivalents...............................................        1,328       (12,472)
                                                              -----------   -----------
Net increase in cash and cash equivalents...................       32,739       640,547
Cash and cash equivalents at beginning of period............    8,814,324     2,533,072
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $ 8,847,063   $ 3,173,619
                                                              ===========   ===========

                                                                 2000          1999
                                                              -----------   -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock
  discount..................................................  $        --   $   155,944
                                                              ===========   ===========
Contingent obligation to Class D preferred stockholders of
  Beacon Power Corporation..................................  $(5,793,879)  $   148,437
                                                              ===========   ===========
Valuation adjustment for common stock held in escrow........  $        --   $    70,985
                                                              ===========   ===========
Warrant issued in connection with MTI investment............  $        --   $   231,912
                                                              ===========   ===========
MTI warrant received in connection with MTI investment......  $        --   $   568,553
                                                              ===========   ===========
Valuation adjustment for common stock warrants..............  $   205,620   $    51,929
                                                              ===========   ===========
Net gain on investment in Beacon Power Corporation..........  $10,779,224   $        --
                                                              ===========   ===========
Contingent obligation to common stock warrant holders.......  $ 1,220,275            --
                                                              ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE A.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its majority-owned subsidiaries (collectively, the "Company") as of December 31, 2000 and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. Operating results for the three-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

NOTE B.  SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS

    On October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Upon adoption of SFAS
No. 133, the Company recorded an unrealized loss on its investment in derivatives, consisting of warrants to purchase Mechanical Technology Incorporated common stock, in its results of operations and recorded a cumulative adjustment of $1,021,725 to reflect the impact of adopting this accounting standard on October 1, 2000. For the three months ended December 31, 2000, the Company recorded an additional unrealized loss on the fair value of warrants to purchase Mechanical Technology Incorporated common stock of $1,830,505. At December 31, 2000, the warrants to purchase Mechanical Technology Incorporated common stock had a fair value of $643,208 using the Black Scholes option-pricing model.

    In connection with the initial public offering of Beacon Power Corporation ("Beacon Power"), the warrant held by the Company to purchase common stock of Beacon Power became a derivative instrument. The Beacon Power warrant has been recorded at its fair value of $1,624,885 using the Black Scholes option-pricing model as of December 31, 2000 and the Company has recorded an unrealized gain on warrants to purchase common stock of $1,624,885 during the three month ended December 31, 2000.

    In September 2000, the Emerging Issues Task Force issued EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument, must be included within equity and no fair value adjustments are required. In accordance with EITF 00-19, the Company has determined that outstanding warrants as of December 31, 2000 to purchase 877,000 shares of the Company's Common Stock should be designated as temporary equity and warrants to purchase 100,000 shares of the Company's Common Stock should continue to be classified as an equity instrument.

                         SATCON TECHNOLOGY CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE B.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Under the transition rules of EITF 00-19, the Company is required to record, as temporary equity as of December 31, 2000, the intrinsic value of the warrants outside of stockholders' equity. Effective June 30, 2001, the Company will be required to record these warrants as a liability at fair value with any required adjustment to be included as a cumulative adjustment in its results of operations. After June 30, 2001, the outstanding warrants will be required to be recorded at fair value with any changes in the fair value included in the results of operations. As of December 31, 2000, the Company has reclassified the intrinsic value of the warrants of $1,220,275 to temporary equity from additional paid-in capital. As of December 31, 2000, these warrants had a fair value of approximately $6.4 million.

REVENUE RECOGNITION

    The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." Product revenue is recognized when there is persuasive evidence of an arrangement, delivery of the product to the customer has occurred, the Company has determined that collection of a fixed fee is probable and title to the product generally occurs upon shipment of the product as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. The Company provides for a warranty reserve at the time the product revenue is recognized.

    The Company performs funded research and development and product development for commercial companies and government agencies under cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, the Company receives periodic progress payments or payment upon reaching interim milestones and retains the rights to the intellectual property developed in government contracts. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of December 31, 2000 and September 30, 2000, the Company has accrued $50,000 and $150,000 for anticipated contract losses on commercial contracts, respectively. For the three months ended December 31, 2000 and 1999, revenue from commercial contracts that is included in funded research and development and other revenue amounted to $134,349 and $16,045, respectively.

    Cost of product revenue includes cost of product revenue including material, labor and overhead costs. Costs incurred in connection with funded research and development arrangements and other revenue are included in funded research and development and other revenue expenses.

    For the three months ended December 31, 2000 and 1999, costs and expenses from commercial contracts that is included in funded research and development and other revenue expenses amounted to $37,642 and $38,250, respectively.

                         SATCON TECHNOLOGY CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE B.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Deferred revenue consists of payments received from customers in advance of services performed, product shipped or installation completed.

    Unbilled contract costs and fees represent revenue recognized in excess of amounts billed due to contractual provisions or deferred costs that have not yet been recognized as revenue or billed to the customer. These amounts included retained fee and unliquidated costs totaling $223,266 and $209,832 at December 31, 2000 and September 30, 2000, respectively.

RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform to current year presentations.

NOTE C.  SIGNIFICANT EVENTS

INVESTMENT IN BEACON POWER CORPORATION

    The Company accounts for its investment in Beacon Power under the equity method of accounting. As of December 1999, the Company's investment in Beacon Power had been reduced to zero. The Company continued to record additional losses to the extent of additional dividends accrued on the contingent obligation to the Class D preferred stockholders of Beacon Power. During the period October 1, 2000 to November 16, 2000, the Company recorded its share of Beacon Power's losses of $38,000. As of November 16, 2000, the contingent obligation to the Class D preferred stockholders of Beacon Power was $5,831,879 consisting of $4,750,000 face value and $1,081,879 of cumulative dividends.

    On November 17, 2000, Beacon Power listed its common stock on the Nasdaq National Market. In connection with the listing, the put right granted to the Class D preferred stockholders of Beacon Power was terminated and the contingent obligation to Class D preferred stockholders of Beacon was reclassified to additional paid-in capital.

    On November 22, 2000, Beacon Power completed an initial public offering of its common stock and issued 8,000,000 shares of its common stock at $6.00 per share. Upon the closing of Beacon Power's initial public offering, the Company owned approximately 25.0% of Beacon Power's outstanding voting stock. In accordance with SEC Staff Accounting Bulletin (SAB) No. 51, in connection with the initial public offering, the Company's investment in Beacon Power and additional paid-in capital was written up to reflect its beneficial interest in the book value of the stockholders' equity of Beacon Power at November 22, 2000, which was $14,988,382, less losses previously recorded in connection with the put right obligation in the amount of $5,831,879 for a net gain of $9,156,503.

    On December 16, 2000, Beacon Power issued an additional 1,200,000 shares of its common stock at $6.00 per share to cover over-allotments. Upon the issuance of the additional 1,200,000 shares, the Company owned approximately 24.2% of Beacon Power's outstanding voting stock. The Company's investment in Beacon Power and additional paid-in capital was written up in accordance with SAB
No. 51 to reflect its beneficial interest in the increase in book value of the stockholders' equity of Beacon Power at December 16, 2000, which was $1,622,721.

    On December 20, 2000, Beacon Power issued 1,333,333 shares of its common stock in connection with the cashless exercise of warrants to purchase shares of Beacon Power's common stock. Upon the

                         SATCON TECHNOLOGY CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE C.  SIGNIFICANT EVENTS (CONTINUED)
issuance of the additional 1,333,333 shares, the Company owned approximately 23.5% of Beacon Power's outstanding voting stock.

    On December 22, 2000, Beacon Power issued 1,446,842 shares of its common stock in connection with the cashless exercise of warrants to purchase shares of Beacon Power's common stock. Upon the issuance of the additional 1,446,842 shares, the Company owned approximately 22.7% of Beacon Power's outstanding voting stock. As of December 31, 2000, the Company owned approximately 22.7% of the outstanding capital stock of Beacon Power, or 9,705,910 shares of common stock, which had a fair market value of approximately $97.1 million.

    After the write-up of its investment in Beacon Power, the Company continues to account for its investment in Beacon Power under the equity method of accounting and record its share of losses from Beacon Power on a one fiscal quarter trailing basis.

    Additionally, the Company has a warrant to purchase 173,704 shares of Beacon Power's common stock that has an exercise price of $1.25 per share and expires in 2005. The Company accounts for this warrant in accordance with SFAS No. 133 and therefore, records the warrant at its fair value. As of December 31, 2000, the warrant to purchase Beacon Power common stock had a fair value of $1,624,885 and is included in warrants to purchase common stock on the accompanying balance sheet.

    If in the future, the Company's ownership interest in Beacon Power's outstanding capital stock is reduced to below 20% and the Company determines that it does not have the ability to exercise significant influence over the operating and financial policies of Beacon Power, the Company's investment in Beacon Power will be accounted for using the fair value method as set forth in SFAS No. 115, "Accounting for Certain Debt and Equity Securities," based upon the carrying value of the Company's investment in Beacon Power at the time the Company's interest is reduced to below 20%. At that time, the Company will no longer be required to record its share of any losses from Beacon Power. The value of the investment will be carried at fair value with any unrealized holding gains or losses to be included in stockholders' equity as a component of other comprehensive income.

CAPITAL LEASE FINANCING

    In December 2000, the Company entered into an agreement for the lease of certain production equipment in the amount of $1,459,750. The lease is classified as a capital lease in accordance with SFAS No. 13, "Accounting for Leases." Payments are due in monthly installments of $60,000 from December 2000 through May 2001, $40,000 from June 2001 through January 2002 and $19,705 from February 2002 through November 2005.

COMMON STOCK OFFERING

    On October 30, 2000, the Company filed for a public offering of its common stock. In connection with this offering, the Company has incurred $991,703 of deferred equity financing costs that are included in other long-term assets at December 31, 2000.

                         SATCON TECHNOLOGY CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE D.  LOSS PER SHARE

    The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss before cumulative effect of change in accounting principles, the cumulative effect of change in accounting principles and net loss attributable to common stockholders:

                                                                   THREE MONTHS ENDED
                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                   2000            1999
                                                              ---------------   -----------
Net loss before cumulative effect of change in accounting
  principle.................................................    $(2,990,106)    $(3,131,788)
Cumulative effect of change in accounting principle.........     (1,021,725)             --
                                                                -----------     -----------
Net loss attributable to common stockholders................    $(4,011,831)    $(3,131,788)
                                                                ===========     ===========
BASIC AND DILUTED:
Common shares outstanding, beginning of period..............     13,796,685       9,529,649
Weighted average common shares issued during the period.....         30,833       1,263,381
                                                                -----------     -----------
Weighted average shares outstanding--basic and diluted......     13,827,518      10,793,030
                                                                ===========     ===========
Net loss before cumulative effect of change in accounting
  principle per weighted average share, basic and diluted...    $     (0.22)    $     (0.29)
                                                                -----------     -----------
Cumulative effect of change in accounting principle per
  weighted average share, basic and diluted.................    $     (0.07)             --
                                                                -----------     -----------
Net loss attributable to common stockholders per weighted
  average share, basic and diluted..........................    $     (0.29)    $     (0.29)
                                                                ===========     ===========

    For the three months ended December 31, 2000 and 1999, 44,500 common shares were excluded from common shares outstanding as they were held in treasury. For the three months ended December 31, 1999, 42,860 common shares were excluded from common shares outstanding as they were held in escrow.

    As of December 31, 2000 and 1999, 2,890,605 and 2,859,394 common stock equivalents, respectively, were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive.

                         SATCON TECHNOLOGY CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE E.  INVENTORY

    Inventory consists of the following:

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2000
                                                              ------------   -------------
Raw material................................................   $3,833,914     $3,081,265
Work-in-process.............................................    2,783,009      2,932,965
Finished goods..............................................    1,992,307      1,987,431
                                                               ----------     ----------
                                                               $8,609,230     $8,001,661
                                                               ==========     ==========

NOTE F.  COMPREHENSIVE LOSS

    The Company's total comprehensive loss is as follows:

                                                     THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                -----------------------------
                                                     2000            1999
                                                ---------------   -----------
Net loss......................................    $(4,011,831)    $(2,975,844)
                                                  ===========     ===========
Other comprehensive income (loss), net of tax:
  Valuation adjustment for Mechanical
    Technology Incorporated warrants..........             --     $   (51,929)
  Unrealized loss on Mechanical Technology
    Incorporated warrants upon adoption of
    SFAS No. 133..............................    $ 1,021,725              --
  Foreign currency translation adjustment.....          1,328         (12,472)
                                                  -----------     -----------
Other comprehensive income (loss), net of
  tax.........................................    $ 1,023,053     $   (64,401)
                                                  -----------     -----------
Comprehensive loss............................    $(2,988,778)    $(3,040,245)
                                                  ===========     ===========

NOTE G.  SEGMENT DISCLOSURES

    The Company's organizational structure is based on strategic business units that perform services and offer various products to the principal markets in which the Company's products are sold. These business units equate to three reportable segments: research and development, power electronic products and motion control products.

    The Company provides research and development services in collaboration with third-parties. Film Microelectronics, Inc designs and manufactures power electronics products. The MagMotor Division and Ling Electronics specialize in the engineering and manufacturing of motion control products. The Company's principal operations and markets are located in the United States.

    The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations before income taxes, interest income, interest expense, other income and loss and loss from Beacon Power Corporation, excluding the effects of amortization of intangible assets

                         SATCON TECHNOLOGY CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE G. SEGMENT DISCLOSURES (CONTINUED) associated with acquisitions. Common costs not directly attributable to a particular segment are allocated among segments based on management's estimates.

    The following is a summary of the Company's operations by operating segment:

                                                     THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                -----------------------------
                                                     2000            1999
                                                ---------------   -----------
Research and development:
  Funded research and development and other
    revenue...................................    $ 2,071,212     $ 1,394,902
                                                  -----------     -----------
  Loss from operations, net of amortization of
    intangibles...............................    $  (703,268)    $(1,132,470)
                                                  ===========     ===========
Electronics products:
  Product revenue.............................    $ 2,595,015     $ 1,808,008
                                                  -----------     -----------
  Loss from operations, net of amortization of
    intangibles...............................    $(1,450,290)    $  (377,783)
                                                  ===========     ===========
Motion control products:
  Product revenue.............................    $ 4,827,653     $ 1,353,497
                                                  -----------     -----------
  Loss from operations, net of amortization of
    intangibles...............................    $   127,173     $  (690,249)
                                                  ===========     ===========
Consolidated:
  Product revenue.............................    $ 7,422,668     $ 3,161,505
  Funded research and development and other
    revenue...................................      2,071,212       1,394,902
                                                  -----------     -----------
    Total revenue.............................    $ 9,493,880     $ 4,556,407
                                                  ===========     ===========
  Loss from operations, net of amortization of
    intangibles...............................    $(2,026,385)    $(2,200,502)
  Amortization of intangibles.................       (322,734)       (242,608)
                                                  -----------     -----------
  Operating loss..............................    $(2,349,119)    $(2,443,110)
  Net unrealized loss on warrants to purchase
    common stock..............................       (205,620)             --
  Interest income.............................        114,033          34,123
  Interest expense............................           (603)         (3,691)
                                                  -----------     -----------
  Net loss before loss from Beacon Power
    Corporation and cumulative effect of
    change in accounting principal............    $(2,441,309)    $(2,412,678)
                                                  ===========     ===========

                         SATCON TECHNOLOGY CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

The following is a summary of the Company's long-lived assets excluding investment in Beacon Power Corporation and warrants to purchase common stock, by operating segment:

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2000
                                                              ------------   -------------
Research and development:
  Segment assets............................................  $18,174,558     $18,464,754
Electronic products:
  Segment assets............................................   10,452,694      10,132,575
Motion control products:
  Segment assets............................................   13,384,336      13,416,197
                                                              -----------     -----------
Consolidated:
  Segment assets............................................   42,011,588      42,013,526
  Investment in Beacon Power Corporation....................   10,268,427              --
  Warrants to purchase common stock.........................    2,268,093       2,473,713
                                                              -----------     -----------
  Total assets..............................................  $54,548,108     $44,487,239
                                                              ===========     ===========

    The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

                                                                THREE MONTHS ENDED
                                                                   DECEMBER 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Revenue by geographic region:
  United States.............................................  $8,415,508   $3,890,185
  Rest of world.............................................  $1,078,372   $  666,222
                                                              ----------   ----------
    Total revenue...........................................  $9,493,880   $4,556,407
                                                              ==========   ==========

NOTE H.  LEGAL MATTERS

    On October 15, 1997, the Company received a letter from the Department of the Air Force stating that it may terminate for default an approximately
$1.6 million contract between the Air Force and the Company for development of a satellite component, unless perceived performance problems were cured. As of that date, the Company received payments of approximately $1.4 million in connection with this contract. In the event of an actual default, the Company could be liable for extra costs incurred by the U.S. government in developing the component and could be required to return a portion of the monies the Company received for this contract. On December 15, 1997, the Air Force issued a "Show Cause Notice" to the Company requiring the Company to demonstrate to the Air Force why the contract should not be terminated "for cause." On
December 31, 1997, the Company responded to the Air Force's "Show Cause Notice," explaining the Company's view that the Company should not be terminated for cause. On May 11, 2000, the Company contacted the Air Force again to offer to settle the parties' differences and to explore obtaining additional settlement amounts. On August 3, 2000, the Company sent a memorandum to the Air Force explaining the basis of a settlement request of $353,248. Also on August 3, 2000, the Company received from the Air Force a proposed settlement offer.

                         SATCON TECHNOLOGY CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE H.  LEGAL MATTERS (CONTINUED)
    On September 15, 2000, the Company and the Air Force entered into a settlement agreement in which the contract was to be closed and considered completed through a contract modification with no additional payment, but without termination for cause. Pursuant to the settlement agreement, the Company accepted the amount already paid by the Air Force, $1,220,156, in full settlement and final payment. The Company and the Air Force agreed that the settlement constituted full accord and satisfaction of all of the Company's claims against the Air Force arising under or relating to the contract and released the Air Force from any further request for equitable adjustment.

    As of September 30, 2000, all of the $521,000 unbilled contract costs and fees relating to this contract had been written off.

    On November 6, 1999, APACE, Inc. ("APACE") commenced an action against the Company in the Supreme Court of the State of New York claiming that the Company had been awarded a prime contract by the U.S. Department of Energy and that the Company had failed or refused to negotiate a subcontract with APACE, allegedly in breach of a contract between the Company and APACE. APACE was seeking in excess of $1,000,000 in damages. The Company denied the allegations, moved to stay the action and filed for arbitration with the American Arbitration Association (the "AAA") in Boston, Massachusetts. The AAA decided that the arbitration would go forward in Boston. In the meantime, APACE requested that the court permit the action to go forward and for the arbitration to be stayed. On March 21, 2000, the Supreme Court of the State of New York issued an order compelling arbitration and staying APACE's action pending arbitration to be conducted by the AAA in Boston.

    On June 26, 2000, APACE served the Company with an amended answering statement and counterclaim, including additional allegations that the Company had engaged in unfair and deceptive trade practices and that its actions were willful and knowing. Based on these allegations, APACE was seeking multiple damages, as well as attorneys' fees and expenses. On July 19, 2000, the Company filed an answer to APACE's amended answering statement and counterclaim, denying the allegations and asserting various affirmative defenses.

    An arbitrator was selected and the arbitration was scheduled to go forward in Boston for nine days in February, March and April of 2001. The parties had exchanged some discovery and expected to make a further exchange early in 2001.

    On February 7, 2001, the Company, APACE, Roger M. Slotkin and Jeffrey Waxweiler entered into a settlement agreement with respect to all claims concerning, in connection with or arising from the APACE litigation and arbitration. Pursuant to the settlement agreement, the Company paid and delivered to APACE $60,000 and is obligated to issue 12,500 shares of the Company's Common Stock, valued at $13.00 per share or $162,500, to APACE. The Company is not obligated to register these shares under the Securities Act of 1933, as amended. Within seven days following the execution of the settlement agreement by all parties, counsel for the parties are required to execute and file a Stipulation of Dismissal With Prejudice in the Supreme Court for the State of New York and notify the AAA that the arbitration proceeding will be dismissed without any recovery by any party. The settlement agreement also contained mutual releases of the parties relating to all claims.

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

    In the past four years, SatCon has expanded its business and capabilities through the following acquisitions:

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

    In May 1997, the Company formed Beacon Power Corporation ("Beacon Power") to develop stationary, terrestrial flywheel energy storage systems for commercial applications. On October 23, 1998, Beacon Power completed a $4.8 million private placement of its class D preferred stock and warrants to third-party investors, and the Company relinquished significant control of Beacon Power. As of October 23, 1998, the Company owned 0.1% of Beacon Power's voting stock and 67.0% of Beacon Power's outstanding capital stock. From June 1999 through
March 31, 2000, Beacon Power was financed through the issuance of approximately $4.7 million of bridge notes and warrants to its investors, including
$1.0 million from the Company. On April 7, 2000, Beacon Power issued 2,452,282 shares of its class E redeemable preferred stock and warrants to purchase 510,672 shares of its class class E preferred stock in exchange for the conversion of all of its outstanding bridge notes of which the Company received 694,814 shares of Beacon Power's Class E preferred stock and a warrant to purchase 173,704 shares of its class E preferred stock. As of April 7, 2000, the Company owned 11.0% of Beacon Power's voting stock and 61.0% of Beacon Power's outstanding capital stock. On April 21, 2000, Beacon Power raised an additional $4.1 million through the sale of additional bridge notes and warrants to purchase 82,000 shares of Beacon Power's common stock. The Company did not participate in this financing. On May 23, 2000, Beacon Power issued 13,571,422 shares of its class F preferred stock and additional warrants to purchase shares of Beacon Power's common stock. The shares of class F preferred stock and the additional warrants were issued in consideration for the cancellation of $5.2 million in bridge notes and an additional $23.3 million cash investment by existing and new investors. The Company did not participate in this financing either. As of May 23, 2000, the Company owned 3.5% of Beacon Power's voting stock and 33.0% of Beacon Power's outstanding capital stock. As of September 30, 2000, the Company owned 3.5% of Beacon Power's voting stock and 32.1% of Beacon Power's outstanding capital stock on a common equivalent basis after taking all dividend accruals into account. On November 22, 2000, Beacon Power completed an initial public offering of its common stock and issued
8.0 million shares of its common stock at $6.00 per share. Upon the closing of Beacon Power's initial public offering, the Company owned approximately 25.0% of Beacon Power's outstanding voting stock. On December 16, 2000, Beacon Power issued an additional 1.2 million shares of its common stock at $6.00 per share to cover over-allotments. As of December 16, 2000, the Company owned approximately 24.2% of Beacon Power's outstanding voting stock. On December 20, 2000, Beacon Power issued 1.3 million shares of Beacon Power's common stock in connection with the cashless exercise of warrants to purchase common stock. As of December 20, 2000, the Company owned approximately 23.5% of Beacon Power's outstanding voting stock. On December 22, 2000, Beacon Power issued 1.4 million shares of Beacon Power's common stock in connection with the cashless exercise of warrants to purchase common stock. As of December 22, 2000, the Company owned approximately 22.7% of Beacon Power's outstanding voting stock. As of December 31, 2000, the Company owned approximately 22.7% of Beacon Power's outstanding voting stock, or 9,705,910 shares of common stock, which had a fair market value of approximately $97.1 million. Additionally, the Company has a warrant to purchase 173,704 shares of Beacon Power common stock at an exercise price of $1.25 per share. This warrant is accounted for in accordance with SFAS No. 133 and therefore, it is recorded at its fair value. As of December 31, 2000, the warrant to purchase shares of Beacon Power's common stock had a fair value of $1,624,885 and is included in warrants to purchase common stock on the accompanying balance sheet.

    The results of the Company's operations include $3.1 million loss of Beacon Power from May 8, 1997 to December 24, 1997 under the consolidation method of accounting. On December 24, 1997, the Company began accounting for its investment in Beacon Power in accordance with SEC Staff Accounting Bulletin
(SAB) No. 30/Topic 5.E. "Accounting for Divestiture of a Subsidiary or Other Business Operation" and have included 100% of Beacon Power's $7.1 million loss for the period from December 25, 1997 through May 1999 in a manner similar to the equity method of accounting, at which time, the Company's initial investment of $1.9 million and the additional deemed investment of $4.8 million and accrued dividends of $410,000 had been written down to zero. In June 1999, the Company committed up to $1.0 million of additional financing to Beacon Power, representing a minority share of a funding commitment received by Beacon Power and the Company began accounting for its investment in Beacon Power under the equity method of accounting and have included in its results through November 16, 2000 its share of Beacon Power's losses of $1.9 million. As of November 16, 2000, the Company's additional investment in Beacon Power had been reduced to zero and the Company's contingent obligation to Beacon Power's
Class D preferred stockholders was $5.8 million. On November 17, 2000, Beacon Power listed its common stock on the Nasdaq National Market. In connection with the listing, the put right granted to the Class D preferred stockholders of Beacon Power was terminated and the contingent obligation to Class D preferred stockholders of Beacon was reclassified to additional paid-in capital. On November 22, 2000, Beacon Power completed an initial public offering of its common stock. In accordance with SEC Staff Accounting Bulletin

No. 51, the Company's investment in Beacon Power and additional paid-in capital was written up to reflect its beneficial interest in the book value of the stockholders' equity of Beacon Power at November 22, 2000, which was approximately $15.0 million, less losses previously recorded in connection with the put right obligation in the amount of $5.8 million for a net gain of $9.1 million. On December 16, 2000, Beacon Power issued an additional
1.2 million shares of its common stock at $6.00 per share to cover over-allotments. The Company's investment and additional paid-in capital was written up in accordance with SAB No. 51 to reflect its beneficial interest in the increase in book value of the stockholders' equity of Beacon Power at December 16, 2000, which was $1.6 million. After the write-up of its investment in Beacon Power, the Company continues to account for its investment in Beacon Power through December 31, 2000 under the equity method of accounting and recorded its share of losses of $511,000 from Beacon Power.

    If in the future, the Company's ownership interest in Beacon Power's outstanding capital stock is reduced to below 20% and the Company determines that it does not have the ability to exercise significant influence over the operating and financial policies of Beacon Power, the Company's investment in Beacon Power will be accounted for using the fair value method as set forth in SFAS No. 115, "Accounting for Certain Debt and Equity Securities," based upon the carrying value of the Company's investment in Beacon Power at the time the Company's interest is reduced to below 20%. At that time, the Company will no longer be required to record its share of any losses from Beacon Power. The value of the investment will be carried at fair value with any unrealized holding gains or losses to be included in stockholders' equity as a component of other comprehensive income.

    The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition." Product revenue is recognized when there is persuasive evidence of an arrangement, delivery of the product to the customer has occurred, the Company has determined that collection of a fixed fee is probable and title to the product generally occurs upon shipment of the product as the products are generally shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. The Company provides for a warranty reserve at the time the product revenue is recognized.

    The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, the Company receives periodic progress payments or payment upon reaching interim milestones and retains the rights to the intellectual property developed in government contracts. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred.

    Cost of product revenue includes cost of product revenue including material, labor and overhead costs. Costs incurred in connection with funded research and development arrangements and other revenue are included in funded research and development and other revenue expenses.

    The Company has incurred significant costs to develop its technology and products. These costs have exceeded total revenue. As a result, the Company has incurred net losses in each of the past five fiscal years and for the three months ended December 31, 2000. As of December 31, 2000, the Company had an accumulated deficit of $44.2 million. The Company intends to significantly increase its capital expenditures and operating expenses to rapidly expand its manufacturing capabilities and for general corporate purposes, including product development activities, sales and marketing and administrative activities. Because the Company expects to continue to invest in its business ahead of anticipated future revenues, the Company expects to incur operating losses for at least through the next two years.

RESULTS OF OPERATIONS

    COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

PRODUCT REVENUE. Product revenue increased by $4.3 million or 135% from $3.2 million to $7.4 million. This increase was attributable to $1.7 million from increased volume in the Company's magnetic levitation products and high-performance motors, $1.7 million in increased revenue from Ling Electronics, $708,000 in increased volume in the Company's microelectronics products and $80,000 from the introduction of the Company's power conversion product line during the forth quarter of fiscal year 2000.

FUNDED RESEARCH AND DEVELOPMENT AND OTHER REVENUE. Funded research and development and other revenue increased by $676,000 or 48% from $1.4 million to $2.1 million. This increase was primarily attributable to an additional $575,000 in funded research and development revenue from a Department of Energy program to develop low-cost power conversion modules for electric and hybrid-electric vehicles. For the three months ended December 31, 2000 and 1999, revenue from commercial contracts that is included in funded research and development and other revenue amounted to $134,349 and $16,045, respectively.

COST OF PRODUCT REVENUE. Cost of product revenue increased by $3.1 million or 103% from $3.0 million to $6.1 million. This increase was primarily attributable to the increase in product revenue offset by improved plant utilization at MagMotor and Ling Electronics. Gross margin from product revenue as a percentage of product revenue increase from 5% to 18%.

FUNDED RESEARCH AND DEVELOPMENT AND OTHER REVENUE EXPENSES. Funded research and development and other revenue expenses increased by $345,000 or 31.5% from $1.1 million to $1.4 million. The increase was primarily attributable to the additional $429,000 of funded research and development expenses related to the Department of Energy contract. For the three months ended December 31, 2000 and 1999, costs and expenses from commercial contracts that is included in funded research and development and other revenue expenses amounted to $37,642 and $38,250, respectively.

UNFUNDED RESEARCH AND DEVELOPMENT EXPENSES. Unfunded research and development expenses increased by $610,000 or 97.0% from $629,000 to $1.2 million. The increase is due to the Company's increased focus on internally funded research and development projects including the development of power conversion products for the distributed power generation market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $711,000 or 35.0% from $2.0 million to $2.7 million. The increase was primarily due to an increase in selling expenses associated with the $4.9 million increase in revenue and the inclusion of Ling Electronics for the entire three months ended December 31, 2000. In addition, the Company provided an additional $109,000 in reserves for accounts receivable.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased by $80,000 or 33% from $243,000 to $323,000. This increase was the result of amortization of intangibles recorded in connection with the acquisitions of Ling Electronics in October 1999 and certain intellectual property and other intangible assets from Northrop Grumman in November 1999.

NET UNREALIZED LOSS ON WARRANTS TO PURCHASE COMMON STOCK. During the three months ended December 31, 2000, the Company began accounting for its warrants to purchase Beacon Power and Mechanical Technology Incorporated common stock in accordance with Statement of Financial Accounting Standards No. 133 (SFAS
No. 133), "Accounting for Derivative Instruments and Hedging Activities" and therefore the Company has recorded the warrants at their fair value at December 31, 2000 and recorded an unrealized loss of $206,000 during the quarter ended December 31, 2000.

INTEREST INCOME (EXPENSE), NET. Interest income, net increased to $113,000 from $30,000. The increase was the result of an increase in cash and cash equivalents being maintained in interest bearing accounts.

LOSS FROM BEACON POWER CORPORATION. Loss from Beacon Power decreased by $14,000 or 3% from $563,000 to $549,000. As of December 31, 1999, the Company's investment in Beacon Power had been reduced to zero, however, the Company continued to record losses from Beacon Power to the extent of additional dividends accrued on the contingent obligation of the Class D preferred stockholders of Beacon Power. During the period October 1, 2000 to November 16, 2000, the Company recorded its share of Beacon Power's losses of $38,000. In accordance with SEC Staff Accounting Bulletin (SAB) No. 51, in connection with Beacon Power's initial public offering, the Company's investment in Beacon Power and additional paid-in capital was written up to reflect its beneficial interest in the book value of the stockholders' equity of Beacon Power at November 22, 2000, which was approximately $15.0 million, less losses previously recorded in connection with the put right obligation in the amount of $5.8 million for a net gain of $9.1 million. On December 16, 2000, the Company's investment and additional paid-in capital was written up to reflect its beneficial interest in the increase in book value of the stockholders' equity of Beacon Power at December 16, 2000, which was $1.6 million. After the write-up of its investment in Beacon Power, the Company continues to account for its investment in Beacon Power under the equity method of accounting and recorded its share of losses of $511,000 from Beacon Power through December 31, 2000.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. On October 1, 2000, the Company began accounting for its warrants to purchase Mechanical Technology Incorporated common stock in accordance with SFAS No. 133 and therefore recorded a cumulative unrealized loss of $1.0 million as of October 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations and met its capital expenditure requirements primarily through the sale of private equity securities, public security offerings, borrowings on a line of credit and capital equipment leases.

    As of December 31, 2000, the Company's cash and cash equivalents were $8.8 million, an increase of $33,000 from September 30, 2000. Cash used in operating activities for the three months ended December 31, 2000 was $741,000 million as compared to $1.7 million in 1999. Cash used in operating activities during the three months ended December 31, 2000 was primarily attributable to the Company's net loss offset by non-cash items such as depreciation and amortization, increases in allowances for doubtful accounts and excess and obsolete inventory, loss from Beacon Power and unrealized loss from warrants to purchase Mechanical Technology Incorporated common stock.

    Cash used in investing activities during the three months ended
December 31, 2000 was $693,000 as compared to $511,000 in 1999. Net cash used in investing activities during the three months ended December 31, 2000 included capital expenditures of $674,000. The Company estimates that it will spend an additional $4.3 million on capital expenditures through fiscal year 2001 primarily at its Advanced

Fuel Cell Division to expand its capacity to manufacture its power conversion products. The Company expects these additions will be financed principally from lease financing and, to a lesser extent, cash on hand. If the Company is unable to obtain lease financing, its capital expenditures would be expected to be approximately $1.0 million during fiscal year 2001.

    Cash provided by financing activities for the three months ended
December 31, 2000 was $1.5 million as compared to $2.8 million in 1999. Net cash provided by financing activities during the three months ended December 31, 2000 includes $1.5 million of proceeds from lease financing and $383,000 from the exercise of common stock options offset by $313,000 of equity financing costs. In December 2000, the Company entered into an agreement for the lease of certain production equipment in the amount of $1.5 million. Payments are due in monthly installments of $60,000 from December 2000 through May 2001, $40,000 from June 2001 through January 2002 and $19,705 from February 2002 through November 2005.

    The Company anticipates that the existing $8.8 million in cash and cash equivalents will be sufficient to fund operations for at least the next twelve months. However, there can be no assurance that the Company will not require additional financings within this time frame or that any additional financing, if needed, will be available to the Company on terms acceptable to the Company, if at all.

EFFECTS OF INFLATION

    The Company believes that inflation and changing prices over the past three years have not had a significant impact on its net revenue or on its income from continuing operations.

RECENT ACCOUNTING PRONOUNCEMENTS

    In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 (SFAS No. 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under SFAS
No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS No. 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for certain transactions occurring after March 31, 2001 and certain disclosures for the fiscal year ending September 30, 2001. The Company is currently evaluating the impact of SFAS No. 140 on its financial statements and related disclosures, but does not expect that any impact will be material.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company develops products in the United States and sells them worldwide. As a result, the Company's financial results could be affected by factors such as changes in foreign exchange rates or weak economic conditions in foreign markets. Since the Company's sales are currently priced in U.S. dollars and are translated to local currency amounts, a strengthening of the dollar could make the Company's products less competitive in foreign markets. Interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since the Company's investments are in short-term instruments. Based on the nature and current levels of the Company's investments and debt, however, the Company believes that there is no material market risk exposure.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

    On October 15, 1997, the Company received a letter from the Department of the Air Force stating that it may terminate for default an approximately
$1.6 million contract between the Air Force and the Company for development of a satellite component, unless perceived performance problems were cured. As of that date, the Company received payments of approximately $1.4 million in connection with this contract. In the event of an actual default, the Company could be liable for extra costs incurred by the U.S. government in developing the component and could be required to return a portion of the monies the Company received for this contract. On December 15, 1997, the Air Force issued a "Show Cause Notice" to the Company requiring the Company to demonstrate to the Air Force why the contract should not be terminated "for cause." On
December 31, 1997, the Company responded to the Air Force's "Show Cause Notice," explaining the Company's view that the Company should not be terminated for cause. On May 11, 2000, the Company contacted the Air Force again to offer to settle the parties' differences and to explore obtaining additional settlement amounts. On August 3, 2000, the Company sent a memorandum to the Air Force explaining the basis of a settlement request of $353,248. Also on August 3, 2000, the Company received from the Air Force a proposed settlement offer.

    On September 15, 2000, the Company and the Air Force entered into a settlement agreement in which the contract was to be closed and considered completed through a contract modification with no additional payment, but without termination for cause. Pursuant to the settlement agreement, the Company accepted the amount already paid by the Air Force, $1,220,156, in full settlement and final payment. The Company and the Air Force agreed that the settlement constituted full accord and satisfaction of all of the Company's claims against the Air Force arising under or relating to the contract and released the Air Force from any further request for equitable adjustment.

    On November 6, 1999, APACE, Inc. ("APACE") commenced an action against the Company in the Supreme Court of the State of New York claiming that the Company had been awarded a prime contract by the U.S. Department of Energy and that the Company had failed or refused to negotiate a subcontract with APACE, allegedly in breach of a contract between the Company and APACE. APACE was seeking in excess of $1,000,000 in damages. The Company denied the allegations, moved to stay the action and filed for arbitration with the American Arbitration Association (the "AAA") in Boston, Massachusetts. The AAA decided that the arbitration would go forward in Boston. In the meantime, APACE requested that the court permit the action to go forward and for the arbitration to be stayed. On March 21, 2000, the Supreme Court of the State of New York issued an order compelling arbitration and staying APACE's action pending arbitration to be conducted by the AAA in Boston.

    On June 26, 2000, APACE served the Company with an amended answering statement and counterclaim, including additional allegations that the Company had engaged in unfair and deceptive trade practices and that its actions were willful and knowing. Based on these allegations, APACE was seeking multiple damages, as well as attorneys' fees and expenses. On July 19, 2000, the Company filed an answer to APACE's amended answering statement and counterclaim, denying the allegations and asserting various affirmative defenses.

    An arbitrator was selected and the arbitration was scheduled to go forward in Boston for nine days in February, March and April of 2001. The parties had exchanged some discovery and expected to make a further exchange early in 2001.

    On February 7, 2001, the Company, APACE, Roger M. Slotkin and Jeffrey Waxweiler entered into a settlement agreement with respect to all claims concerning, in connection with or arising from the APACE litigation and arbitration. Pursuant to the settlement agreement, the Company paid and delivered to APACE $60,000 and is obligated to issue 12,500 shares of the Company's Common Stock to APACE. The Company is not obligated to register these shares under the Securities Act of 1933, as amended. Within seven days following the execution of the settlement agreement by all parties, counsel for the parties are required to execute and file a Stipulation of Dismissal With Prejudice in the Supreme Court for the State of New York and notify the AAA that the arbitration proceeding will be dismissed without any recovery by any party. The settlement agreement also contained mutual releases of the parties relating to all claims.

    Disclosure relating to these matters was previously set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

    (A) EXHIBITS

        The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

    (B) REPORTS ON FORM 8-K

        The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       SATCON TECHNOLOGY CORPORATION

Date: February 14, 2001                                By:              /s/ SEAN F. MORAN
                                                            -----------------------------------------
                                                              Sean F. Moran, Chief Financial Officer
                                                               (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                             OFFICER)

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER           EXHIBIT
---------------------   -------
        10.1            Master Lease Agreement, dated as of August 31, 2000, by and between General Electric Capital Corporation and the
                          Registrant.
        99              Risk Factors.