Form 10-K/A
period 2000-09-30
SATCON TECHNOLOGY CORP
filed 2001-03-07
CIK 889423

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ NO / /


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. /X/



    The aggregate market value of the Registrant's Common Stock, $.01 par value per share, held by non-affiliates of the Registrant was $106,871,599 based on the last reported sale price of the Registrant's Common Stock on the Nasdaq National Market as of the close of business on December 12, 2000 ($13.125). There were 13,877,185 shares of Common Stock outstanding as of December 12, 2000.


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

Beacon Power's flywheel and    Flywheels                      Uninterruptible power
energy storage                                                supplies


    We are working with companies in the distributed power generation and power quality markets to develop products that we believe will establish industry standards. Plug Power, Inc., H Power Corp. and IdaTech LLC, formerly Northwest Power Systems LLC, are currently evaluating our PowerGate-TM- power electronics and control software for use in residential fuel cell power generation systems. In addition, we have received an order from Nuvera Fuel Cells for two of our PowerGate-TM- power converters. We are also working with FuelCell Energy, Inc. to develop our MegaVerter-TM- power electronics and control software for use in industrial fuel cell power generation systems. A major automotive manufacturer is evaluating our high-performance motors for auxiliary uses in fuel cell hybrid-electric vehicles. Beacon Power has received an order for 100 flywheel energy storage systems from TLER Associates Ltd. and an initial order for flywheels from Cox Communications, Inc. In addition, Beacon Power is conducting field tests of its flywheel energy storage systems with Bell Atlantic Network Services, Inc., now part of Verizon Communications, Century Communications Corporation, now part of Adelphia Communications Corporation, and WinDBreak Cable. Beacon Power is developing flywheel energy storage systems using technology developed by us and licensed to Beacon Power. As of December 31, 2000, we beneficially owned approximately 23.4% of Beacon Power's common stock.


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


    - LOW-COST. The widespread commercial acceptance of distributed power systems is dependent upon the reduction in cost of key components. We design our products to be low-cost by making them as compact and as easy to manufacture as possible. During 2000, we installed equipment for a semi-automated production line in our Marlborough, Massachusetts facility which will further automate the manufacturing process for fuel cell power conversion products thereby reducing the cost of these systems. This production line became operational in December 2000 at which point we commenced production of RF satellite uplink electronics as well as components for our power converters. We expect the production line to be capable of producing 25,000 power conversion systems by the end of 2001 but will employ the line to build products for which we have orders in order to expedite the development of low-cost manufacturing processes using this capability.


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


    - INSTALL LOW-COST, HIGH-VOLUME MANUFACTURING CAPABILITIES. We seek to establish low-cost, high-volume manufacturing capabilities to give us a competitive advantage in our markets. We are developing semi-automated manufacturing processes and expanding our manufacturing capacity in order to reduce costs as production volumes increase. During 2000, we installed equipment for a semi-automated production line in our Marlborough, Massachusetts facility that we expect to be capable of producing up to 25,000 of our residential fuel cell power conversion systems annually. This production line became operational in December 2000 at which point we commenced production of RF satellite uplink electronics as well as components for our power converters. We expect the production line to be capable of producing 25,000 power conversion systems by the end of 2001 but will employ the line to build products for which we have orders in order to expedite the development of low-cost manufacturing processes using this capability. In the future, we expect to add additional production lines for fuel cell power conversion systems as demand dictates.


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


3. The DC to DC converter transfers DC power between the fuel cell stack, the energy storage device and the DC to AC inverter.


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


    In January 2000, Beacon Power received a sales commitment for 100 flywheel energy storage systems for $15,000 per system from TLER. These systems are designed to be used for back-up power for a residential telephone system in Mexico. In June 2000, Beacon Power received an initial order for flywheels from Cox Communications. In addition, Beacon Power has conducted field tests of its flywheel energy storage systems with Bell Atlantic Network Services, Inc., now part of Verizon Communications, Century Communications Corporation, now part of Adelphia Communications Corporation, and WinDBreak Cable. Beacon Power is located in Wilmington, Massachusetts, where it occupies a 52,000 square foot facility. As of September 30, 2000, Beacon Power had a total of 80 full-time employees and one independent contractor, of which approximately 60 were engineers, scientists and other degreed professionals.


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



    On November 22, 2000, Beacon Power completed an initial public offering of its common stock and issued 8,000,000 shares of its common stock at $6.00 per share. Upon the closing of Beacon Power's initial public offering, each share of Beacon Power's class A, C, D, E and F preferred stock was converted into two shares of Beacon Power's common stock or 29,359,530 shares of common stock. In addition, upon the closing of Beacon Power's initial public offering, Beacon Power issued 873,794 shares of common stock in payment for consulting fees and accrued dividends on Beacon Power's class D and E preferred stock. On December 19, 2000, Beacon Power issued an additional 1,200,000 shares of its common stock at $6.00 per share to cover over-allotments. On December 20, 2000, Beacon Power issued 985,507 shares of its common stock in connection with the cashless exercise of warrants to purchase shares of Beacon Power's common stock. On December 22, 2000, Beacon Power issued 997,369 shares of its common stock in connection with the cashless exercise of warrants to purchase shares of Beacon Power's common stock. As of December 22, 2000, we beneficially owned approximately 23.4% of Beacon Power's common stock.


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


    We currently own 59 U.S. patents and have 15 patent applications pending with the U.S. patent and trademark office. In addition, 36 other patents have been issued to our employees and assigned to DaimlerChrysler in connection with the Chrysler Patriot racecar project. DaimlerChrysler granted us a non-exclusive, royalty-free license to these patents for non-automotive applications. Our 59 U.S. patents and the 36 patents assigned to DaimlerChrysler are distributed among the following five application areas:


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

ITEM 2. PROPERTIES

    We lease office, manufacturing and research and development space in the following locations:


                                                                   APPROXIMATE NUMBER   EXPIRATION
          LOCATION                        PRIMARY USE                OF SQUARE FEET      OF LEASE
----------------------------  -----------------------------------  ------------------   ----------
Cambridge, Massachusetts      Corporate headquarters and research
                              and development                            33,000            2003
North Andover, Massachusetts  Manufacturing                              15,000            2002
Worcester, Massachusetts      Manufacturing                              17,000            2003
Marlborough, Massachusetts    Manufacturing                              24,000            2005
Baltimore, Maryland           Research and development                   16,000            2002
Anaheim, California           Manufacturing                              60,000            2003


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


    On September 15, 2000, we entered into a settlement agreement with the Air Force in which the contract was to be closed and considered completed through a contract modification with no additional payment, but without termination for cause. Pursuant to the settlement agreement, we accepted the amount already paid by the Air Force, $1,220,156, in full settlement and final payment. The Air Force and we agreed that the settlement constituted full accord and satisfaction of all of our claims against the Air Force arising under or relating to the contract and released the Air Force from any further request for equitable adjustment.


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


    An arbitrator was selected and the arbitration was scheduled to go forward in Boston for nine days in February, March and April of 2001. The parties had exchanged some discovery, and expected to make a further exchange early in 2001.



    On February 7, 2001, APACE, Roger M. Slotkin, Jeffrey Waxweiler and we entered into a settlement agreement with respect to all claims concerning, in connection with or arising from the APACE litigation and arbitration. Pursuant to the settlement agreement, we paid and delivered to APACE $60,000 and issued 12,500 shares of our common stock to APACE. We are not obligated to register these shares under the Securities Act of 1933, as amended. The American Arbitration Association has been notified that the arbitration proceeding will be dismissed without any recovery by any party, and APACE's counsel will be filing a voluntary notice of dismissal in the Supreme Court for the State of New York shortly. The settlement agreement also contained mutual releases of the parties relating to all claims.


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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


    Our financial statements for the years ended September 30, 1999, 1998, 1997 and 1996 have been restated. All financial information included in this Annual Report on Form 10-K/A reflect the restatements. For a discussion of the restatements, see our financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A.



    You should read the data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K/A. The selected consolidated financial data set forth below for the fiscal years ended September 30, 2000, 1999 and 1998 and the consolidated balance sheet data as of September 30, 2000 and 1999 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K/A. The selected consolidated statement of operations data for the fiscal years ended September 30, 1997 and 1996 and the consolidated balance sheet data as of September 30, 1998, 1997 and 1996 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K/A. The statement of operations for the fiscal year ended September 30, 2000 includes the results of Ling Electronics beginning from October 21, 1999, the date on which we acquired Ling Electronics and the acquisition of assets from Northrop Grumman Corporation beginning from November 16, 1999, the date which we acquired assets from Northrop Grumman Corporation.



                                                                  FISCAL YEAR ENDED SEPTEMBER 30,
                                                        ----------------------------------------------------
                                                          2000       1999       1998       1997       1996
                                                        --------   --------   --------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Revenue:
Product revenue.......................................  $ 22,427   $  9,123   $ 7,520    $ 3,728    $    --
Funded research and development and other revenue.....     8,628      6,355     8,011      8,738      9,385
                                                        --------   --------   -------    -------    -------
      Total revenue...................................    31,055     15,478    15,531     12,466      9,385
                                                        --------   --------   -------    -------    -------
Operating costs and expenses:
Cost of product revenue...............................    19,069      9,511     5,474      2,683         --
Research and development and other revenue expenses:
  Funded research and development and other revenue
    expenses..........................................     6,848      5,828     5,517      7,388      6,395
  Unfunded research and development expenses..........     3,453        726     1,277      4,055      1,818
                                                        --------   --------   -------    -------    -------
      Total research and development and other revenue
        expenses......................................    10,301      6,554     6,794     11,443      8,213
Selling, general and administrative expenses..........     9,970      8,819     4,523      6,198      5,569
Amortization of intangibles...........................     1,217        371       291        120         --
                                                        --------   --------   -------    -------    -------
  Total operating costs and expenses..................    40,557     25,255    17,082     20,444     13,782
                                                        --------   --------   -------    -------    -------
Operating loss........................................    (9,502)    (9,777)   (1,551)    (7,978)    (4,397)
Other income (loss)...................................       460       (224)      170        269        464
                                                        --------   --------   -------    -------    -------
Net loss before income taxes and loss from Beacon
  Power Corporation...................................    (9,042)   (10,001)   (1,381)    (7,709)    (3,933)
Benefit/(provision) for income taxes..................        --         --        (4)        --        144
Loss from Beacon Power Corporation....................      (899)    (4,341)   (3,473)        --         --
                                                        --------   --------   -------    -------    -------
Net loss..............................................    (9,941)   (14,342)   (4,858)    (7,709)    (3,789)
Accretion of redeemable convertible preferred stock
  discount............................................    (3,106)       (51)       --         --         --
                                                        --------   --------   -------    -------    -------
Net loss attributable to common stockholders..........  $(13,047)  $(14,393)  $(4,858)   $(7,709)   $(3,789)
                                                        ========   ========   =======    =======    =======
Net loss per share, basic and diluted.................  $  (1.03)  $  (1.57)  $ (0.54)   $ (0.97)   $ (0.52)
                                                        ========   ========   =======    =======    =======
Weighted average number of common shares, basic and
  diluted.............................................    12,630      9,176     8,957      7,959      7,286
                                                        ========   ========   =======    =======    =======

                                                                          AS OF SEPTEMBER 30,
                                                          ----------------------------------------------------
                                                            2000       1999       1998       1997       1996
                                                          --------   --------   --------   --------   --------
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA
Cash and cash equivalents...............................  $ 8,814    $ 2,533    $ 1,202    $ 4,257    $ 3,771
Assets transferred to Beacon Power Corporation..........       --         --        577         --         --
Total assets............................................   44,487     17,815     16,689     18,219     16,354
Working capital.........................................   18,390      7,714      7,905     10,595     11,011
Liabilities transferred to Beacon Power Corporation.....       --         --      1,564         --         --
Total long-term liabilities, net of current portion.....      214         64        239        323         --
Contingent obligation to Class D preferred stockholders
  of Beacon Power Corporation...........................    5,794      5,309         --         --         --
Redeemable convertible preferred stock..................       --      4,894         --         --         --
Stockholders' equity....................................   31,118      4,421     12,372     15,589     15,175

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


    The following discussion reflects the restatement of our financial statements for fiscal years 1998 and 1999. For a discussion of the restatements, see our financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A.


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


All of these acquisitions were accounted for using the purchase method of accounting. In addition, in November 1999, we acquired intellectual property, tooling and other assets from Northrop Grumman Corporation enabling us to manufacture and sell electric drivetrains. See Note O to our Consolidated

Financial Statements in this Annual Report on Form 10-K/A for more information regarding our acquisitions.



    In May 1997, we formed Beacon Power Corporation to develop stationary, terrestrial flywheel energy storage systems for commercial applications. On October 23, 1998, Beacon Power completed a $4.8 million private placement of its class D redeemable preferred stock and warrants to third-party investors, and we relinquished significant control of Beacon Power. As of October 23, 1998, we owned 0.1% of Beacon Power's voting stock and 67.0% of Beacon Power's outstanding capital stock. From June 1999 through March 31, 2000, Beacon Power was financed through the issuance of approximately $4.7 million of bridge notes and warrants to its investors, including $1.0 million from us. On April 7, 2000, Beacon Power issued 1,226,141 shares of its class E redeemable preferred stock and warrants to purchase 306,535 shares of its class E preferred stock in exchange for the conversion of all of its outstanding bridge notes of which we received 347,407 shares of Beacon Power's class E redeemable preferred stock and a warrant to purchase 86,852 shares of its class E preferred stock. As of April 7, 2000, we owned 11.0% of Beacon Power's voting stock and 61.0% of Beacon Power's outstanding capital stock. On April 21, 2000, Beacon Power raised an additional $4.1 million through the sale of additional bridge notes and warrants to purchase 41,000 shares of Beacon Power's common stock. We did not participate in this financing. On May 23, 2000, Beacon Power issued 6,785,711 shares of its class F preferred stock and additional warrants to purchase shares of Beacon Power's common stock. The shares of class F preferred stock and the additional warrants were issued in consideration for the cancellation of $5.2 million in bridge notes and an additional $23.3 million cash investment by existing and new investors. We did not participate in this financing either. As of May 23, 2000, we owned 3.5% of Beacon Power's voting stock and 33.0% of Beacon Power's outstanding capital stock. As of September 30, 2000, we owned approximately 3.5% of the outstanding voting stock of Beacon Power and 32.1% of the capital stock of Beacon Power on a common equivalent basis after taking all dividend accruals into account. On November 22, 2000, Beacon Power completed an initial public offering of its common stock and issued 8,000,000 shares of its common stock at $6.00 per share. Upon the closing of Beacon Power's initial public offering, each share of Beacon Power's class A, C, D, E and F preferred stock was converted into two shares of Beacon Power's common stock, or 29,359,530 shares of common stock, of which we received 9,691,440 shares of Beacon Power's common stock. In addition, upon the closing of Beacon Power's initial public offering, Beacon Power issued 873,794 shares of common stock in payment for consulting fees and accrued dividends on Beacon Power's class D and E preferred stock, of which we received 11,098 shares of Beacon Power's common stock. After these events, we owned approximately 25.0% of Beacon Power's outstanding voting stock. On December 19, 2000, Beacon Power issued an additional 1,200,000 shares of its common stock at $6.00 per share to cover over-allotments. As of December 19, 2000, we owned approximately 24.2% of Beacon Power's outstanding voting stock. On December 20, 2000, Beacon Power issued 985,507 shares of Beacon Power's common stock in connection with the cashless exercise of warrants to purchase common stock. As of December 20, 2000, we owned approximately 23.7% of Beacon Power's outstanding voting stock. On December 22, 2000, Beacon Power issued 997,369 shares of Beacon Power's common stock in connection with the cashless exercise of warrants to purchase common stock. As of December 22, 2000, we owned approximately 23.1% of Beacon Power's outstanding voting stock. As of December 31, 2000, we owned approximately 23.1% of Beacon Power's outstanding voting stock, or 9,705,910 shares of common stock, which had a fair market value of approximately $97.1 million. Additionally, we have a warrant to purchase 173,704 shares of Beacon Power's common stock at an exercise price of $1.25 per share.



    The results of our operations include a $3.1 million loss of Beacon Power from May 8, 1997 to December 24, 1997 under the consolidation method of accounting. On December 24, 1997, we began accounting for our investment in Beacon Power in accordance with SEC Staff Accounting Bulletin No. 30/Topic 5.E. (SAB 30) "Accounting for Divesture of a Subsidiary or Other Business Operation" and have included 100% of Beacon Power's $7.1 million loss for the period from December 25, 1997 through May 1999 in a manner similar to the equity method of accounting, at which time, our initial investment of $1.9 million, the $30,000 additional investment and the additional deemed investment of $4.8 million and accrued dividends of $410,000 had been written down to zero. In June 1999, we committed up to $1.0 million of additional financing to Beacon Power, representing a minority share of a funding commitment received by Beacon Power and we began accounting for our investment in Beacon Power under the equity method of accounting and have included in our results through September 30, 2000 our share of Beacon Power's losses of $1.6 million. As of September 30, 2000, our additional investment in Beacon Power had been reduced to zero and our contingent obligation to Beacon Power's class D preferred stockholders was $5.8 million. We will continue to record additional losses from Beacon Power to the extent of additional dividends accrued on the contingent obligation to the class D preferred stockholders of Beacon Power.



    On November 17, 2000, Beacon Power listed its common stock on the Nasdaq National Market. In connection with the listing, the put right granted to the class D preferred stockholders of Beacon Power was terminated and the contingent obligation to class D preferred stockholders of Beacon Power was reclassified to additional paid-in capital. On November 22, 2000, Beacon Power completed an initial public offering of its common stock. In accordance with SEC Staff Accounting Bulletin No. 51, our investment in Beacon Power and additional paid-in capital was written up to reflect our beneficial interest in the book value of the stockholders' equity of Beacon Power at November 22, 2000, which was approximately $15.0 million, less losses previously recorded in connection with the put right obligation in the amount of $5.8 million, for a net gain of $9.1 million. On December 19, 2000, Beacon Power issued an additional 1,200,000 shares of its common stock at $6.00 per share to cover over-allotments. Our investment and additional paid-in capital was written up by $1.6 million in accordance with SAB No. 51 to reflect our beneficial interest in the increase in book value of the stockholders' equity of Beacon Power at December 19, 2000. After the write-up of our investment in Beacon Power, we will continue to account for our investment in Beacon Power under the equity method of accounting and record our share of losses from Beacon Power.



    If in the future, our ownership interest in Beacon Power's outstanding capital stock is reduced to below 20% and we determine that we do not have the ability to exercise significant influence over the operating and financial policies of Beacon Power, our investment in Beacon Power will be accounted for using the fair value method as set forth in SFAS No. 115 based upon the carrying value of our investment in Beacon Power. At that time, we will no longer be required to record our share of any losses from Beacon Power. Under the fair value method, the value of the investment will be carried at fair market value with any unrealized holding gains or losses to be included in stockholders' equity as a component of other comprehensive income.



    We recognize revenue from product sales in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition." Product revenue is recognized when there is persuasive evidence of an arrangement, delivery of the product to the customer has occurred and we have determined that collection of a fixed fee is probable. Title to the product generally passes upon shipment of the product as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by us, all revenue related to the product is deferred and recognized upon the completion of the installation. We provide for a warranty reserve at the time the product revenue is recognized.


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


    Cost of product revenue includes cost of product revenue, including material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in research and development and other revenue expenses.



    We have incurred significant costs to develop our technology and products. These costs have exceeded total revenue. As a result, we have incurred net losses for the fiscal years ended 2000, 1999, 1998, 1997 and 1996. As of September 30, 2000, we had an accumulated deficit of $40.2 million. We intend to significantly increase our capital expenditures and operating expenses to rapidly expand our manufacturing capabilities and for general corporate purposes, including product development activities, sales and marketing and administrative activities. Because we expect to continue to invest in our business ahead of anticipated future revenues, we expect to incur operating losses at least through the next two years.


SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION


    This Annual Report on Form 10-K/A contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Act of 1934. You can identify these forward-looking statement by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates," and similar expressions, whether in the negative or in the affirmative. Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, our actual results could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements below under the heading "Factors Affecting Future Results" that we believe could cause our actual results to differ materially from the forward-looking statements that we make. These factors also include, without limitation, those set forth in Exhibit 99 to this Form 10-K/A, which are expressly incorporated by reference herein. We do not intend to update information contained in any forward-looking statements we make.


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


    FUNDED RESEARCH AND DEVELOPMENT AND OTHER REVENUE. Funded research and development and other revenue increased by $2.3 million or 36% from $6.4 million to $8.6 million. This increase was attributable to an additional $2.4 million in funded research and development revenue from a Department of Energy program to develop low-cost power conversion modules for electric and hybrid-electric vehicles and was partially offset by our increased focus on internally funded research projects including the development of power conversion products for the distributed power generation market. For the fiscal year ended September 30, 2000 and 1999, revenue from commercial contracts, which represents other revenue, is included in funded research and development and other revenue and amounted to $763,000 and $768,000, respectively.



    COST OF PRODUCT REVENUE. Cost of product revenue increased $9.6 million or 100.5% from $9.5 million to $19.1 million. The increase was primarily attributable to the increase in product revenue offset by improved plant utilization at MagMotor and Film Microelectronics. Gross margin from product revenue as percentage of product revenue increased to 15% from (4%).



    FUNDED RESEARCH AND DEVELOPMENT AND OTHER REVENUE EXPENSES. Funded research and development and other revenue expenses increased by $1.0 million or 17.5% from $5.8 million to $6.8 million. The increase was primarily attributable to an additional $1.8 million in funded research and development expenses related to the Department of Energy program. For the fiscal year ended September 30, 2000 and 1999, costs and expenses from commercial contracts, which represents other revenue expenses, are included in funded research and development and other revenue expenses and amounted to $398,000 and $704,000, respectively.



    UNFUNDED RESEARCH AND DEVELOPMENT EXPENSES. Unfunded research and development expenses increased by $2.7 million or 375.5% from $726,000 to $3.5 million. The increase was primarily attributable to an additional $1.1 million in unfunded research and development expenses related to the Department of Energy program.



    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.2 million or 13% from $8.8 million to $10.0 million. The increase was primarily due to the inclusion of $2.9 million of costs from Ling Electronics, $800,000 of costs for facilities and staffing in an effort to meet expected growth and demand for our products and the inclusion of a full year of expenses related to Inductive Components and Lighthouse Software which were acquired in January 1999 and HyComp which was acquired in April 1999. These increases were offset by the recording of $2.2 million of non-cash stock-based compensation expense related to the issuance of stock options and warrants to consultants and $1.0 million of additional reserves for unbilled contract costs and fees and accounts receivable in 1999. Based on the facts and circumstances during 1999, we established a reserve of $521,000 for unbilled contract costs and fees related to a contract with the Department of the Air Force which was terminable by the Department of the Air Force if it determined that we were in default under the contract as discussed in Note H to our financial statements. In addition during 1999, we provided $513,000 in reserve for unbilled contract costs and fees and accounts receivable to properly reflect the reserve requirements.


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


    OTHER INCOME (LOSS). Other income increased to $460,000 from $224,000 of other loss. The increase was the result of an increase in cash and cash equivalents being maintained in interest-bearing accounts and a decrease of interest expense associated with our line of credit.


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


    FUNDED RESEARCH AND DEVELOPMENT AND OTHER REVENUE. Funded research and development and other revenue decreased by $1.7 million or 21% from $8.0 million to $6.4 million. During the year ended September 30, 1999, we devoted more resources to internally funded research and development programs including the development of power conversion products for the distributed power generation market. For the fiscal year ended September 30, 1999 and 1998, revenue from commercial contracts, which represents other revenue, is included in funded research and development and other revenue and amounted to $768,000 and $25,000, respectively.



    COST OF PRODUCT REVENUE. Cost of product revenue increased $4.0 million or 73.7% from $5.5 million to $9.5 million. The increase was due to increased costs incurred in developing new products and for additional staffing and facility costs. In addition, we also recorded a $870,000 provision for obsolete and slow moving inventory. Gross margin from product revenue as a percentage of product revenue decreased to (4%) from 27%.



    FUNDED RESEARCH AND DEVELOPMENT AND OTHER REVENUE EXPENSES. Funded research and development and other revenue expenses increased by $311,000 or 5.6% from $5.5 million to $5.8 million. For the fiscal year ended September 30, 1999 and 1998, costs and expenses from commercial contracts, which represents other revenue expenses, are included in funded research and development and other revenue expenses and amounted to $704,000 and $15,000, respectively.



    UNFUNDED RESEARCH AND DEVELOPMENT EXPENSES. Unfunded research and development expenses decreased by $550,000 or 43.1% from $1.3 million to $726,000. The decrease was the result of accounting for our investment in Beacon Power as of December 24, 1997, in accordance with SAB 30 and thus no longer including Beacon Power's unfunded research and development expenses in our results. In 1998, we included $1.2 million of Beacon Power's unfunded research and development expenses in our results through December 24, 1997, at which time we began accounting for our investment in Beacon Power in accordance with SAB 30. This decrease was partially offset by an increase in our effort to develop distributed power conversion systems and other internal research and development programs.


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


    OTHER INCOME (LOSS). Other loss increased to $224,000 from $170,000 of other income as a result of increased interest expense and decreased interest income.


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

QUARTERLY RESULTS OF OPERATIONS


    The following table presents unaudited quarterly statement of operations data for the eight quarters ended September 30, 2000. This data has been prepared on a basis consistent with our audited financial statements included elsewhere in this Annual Report on Form 10-K/A. This data includes all adjustments, consisting solely of normal recurring adjustments, that we believe necessary for a fair presentation of this information. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.



                                                                            THREE MONTHS ENDED
                                          ---------------------------------------------------------------------------------------
                                          SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,
                                            2000        2000       2000       1999       1999        1999       1999       1998
                                          ---------   --------   --------   --------   ---------   --------   --------   --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Revenue:
Product revenue.........................   $ 8,159    $ 5,459    $ 5,648    $ 3,161     $ 2,733    $ 2,623    $ 1,772    $ 1,995
Funded research and development and
  other revenue.........................     2,102      3,235      1,896      1,395       1,266      1,469      1,890      1,730
                                           -------    -------    -------    -------     -------    -------    -------    -------
      Total revenue.....................    10,261      8,694      7,544      4,556       3,999      4,092      3,662      3,725
                                           -------    -------    -------    -------     -------    -------    -------    -------
Operating costs and expenses:
Cost of product revenue.................     6,583      4,599      4,886      3,001       2,784      3,288      1,915      1,524
Research and development and other
  revenue expenses:
  Funded research and development and
    other revenue expenses..............     1,415      2,741      1,598      1,094       1,181      1,907      1,413      1,326
  Unfunded research and development
    expenses............................     1,326      1,203        295        629         345        229         52        101
                                           -------    -------    -------    -------     -------    -------    -------    -------
      Total research and development and
        other revenue expenses..........     2,741      3,944      1,893      1,723       1,526      2,136      1,465      1,427
Selling, general and administrative
  expenses..............................     2,963      2,555      2,420      2,032       1,624      5,176      1,029        990
Amortization of intangibles.............       322        323        329        243          98        101         94         78
                                           -------    -------    -------    -------     -------    -------    -------    -------
  Total operating costs and expenses....    12,609     11,421      9,528      6,999       6,032     10,701      4,503      4,019
                                           -------    -------    -------    -------     -------    -------    -------    -------
Operating loss..........................    (2,348)    (2,727)    (1,984)    (2,443)     (2,033)    (6,609)      (841)      (294)
Other income (loss).....................       185        146         99         30         (31)      (186)       (26)        19
                                           -------    -------    -------    -------     -------    -------    -------    -------
Net loss before loss from Beacon Power
  Corporation...........................    (2,163)    (2,581)    (1,855)    (2,413)     (2,064)    (6,795)      (867)      (275)
Loss from Beacon Power Corporation......       (72)      (116)      (148)      (563)       (512)    (1,006)    (1,383)    (1,440)
                                           -------    -------    -------    -------     -------    -------    -------    -------
Net loss................................    (2,235)    (2,697)    (2,033)    (2,976)     (2,576)    (7,801)    (2,250)    (1,715)
Accretion of redeemable convertible
  preferred stock discount..............        --         --     (2,950)      (156)        (51)        --         --         --
                                           -------    -------    -------    -------     -------    -------    -------    -------
Net loss attributable to common
  stockholders..........................   $(2,235)   $(2,697)   $(4,983)   $(3,132)    $(2,627)   $(7,801)   $(2,250)   $(1,715)
                                           =======    =======    =======    =======     =======    =======    =======    =======
Net loss per share, basic and diluted...   $ (0.16)   $ (0.20)   $ (0.40)   $ (0.29)    $ (0.28)   $ (0.85)   $ (0.25)   $ (0.19)
                                           =======    =======    =======    =======     =======    =======    =======    =======
Weighted average number of common
  shares, basic and diluted.............    13,685     13,642     12,398     10,793       9,488      9,177      9,059      8,980
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

FACTORS AFFECTING FUTURE RESULTS


    Our future results remain difficult to predict and may be affected by a number of factors which could cause actual results to differ materially from forward-looking statements contained in this Annual Report on Form 10-K/A and presented elsewhere by management from time to time. These factors include business conditions within the distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive industries and the world economies as a whole, and competitive pressures that may impact research and development spending. Our revenue growth is dependent on technology developments and contract research and development for both the government and commercial sectors and no assurance can be given that these investments will continue or that we will be able to obtain such funds. In addition, our growth opportunities are dependent on the introduction of new products that must penetrate distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive markets. No assurance can be given that new products can be developed, or if developed, will be successful; that competitors will not force prices to an unacceptably low level or take market share from us; or that we can achieve or maintain profits in these or any new markets. Because of these and other factors, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the market price of our common stock experiences significant volatility.


EFFECTS OF INFLATION

    We believe that inflation and changing prices over the past three years have not had a significant impact on our net revenue or on our income from continuing operations.

RECENT ACCOUNTING PRONOUNCEMENTS


    In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 (SFAS No. 137), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. We will adopt SFAS No. 133 beginning in the first quarter of the fiscal year ending
September 30, 2001. Upon adoption of SFAS No. 133, we will be required to record an unrealized loss on the fair value of the warrants to purchase shares of Mechanical Technology Incorporated's common stock, of $1.0 million in our results of operations as a cumulative effect of change in accounting principle, and we will record future unrealized gains and losses on the fair value of the warrants to purchase shares of Mechanical Technology Incorporated's common stock and the warrant to purchase shares of Beacon Power's common stock in our results of operations.



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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS


                                                                PAGE
                                                              --------
PART I: FINANCIAL STATEMENTS OF SATCON TECHNOLOGY
  CORPORATION

Report of Independent Public Accountants....................     38

Report of Independent Accountants...........................     39

Consolidated Financial Statements:
  Consolidated Balance Sheets as of September 30, 2000 and
    1999....................................................     40
  Consolidated Statements of Operations for the Years Ended
    September 30, 2000, 1999
    and 1998................................................     41
  Consolidated Statements of Changes in Stockholders' Equity
    for the Years Ended
    September 30, 2000, 1999 and 1998.......................     42
  Consolidated Statements of Cash Flows for the Years Ended
    September 30, 2000, 1999
    and 1998................................................     43
  Notes to Consolidated Financial Statements................     44

Schedule II: Valuation and Qualifying Accounts for the Years
  Ended
  September 30, 2000, 1999 and 1998.........................     81

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

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
December 17, 1998,
except to the restatement described
in Note A, as to which the date is
September 11, 2000

                         SATCON TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                  2000          1999
                                                              ------------   -----------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  8,814,324   $ 2,533,072
  Accounts receivable, net of allowance of $320,222 and
    $386,686 at September 30, 2000 and 1999, respectively...     7,495,942     2,799,143
  Unbilled contract costs and fees, net of allowance of $0
    and $746,121 at September 30, 2000 and 1999,
    respectively............................................       824,829     1,462,201
  Inventory.................................................     8,001,661     3,697,972
  Prepaid expenses and other current assets.................       614,622       349,070
                                                              ------------   -----------
      Total current assets..................................    25,751,378    10,841,458
Investment in Beacon Power Corporation......................            --       414,729
Warrants to purchase Mechanical Technology Incorporated
  common stock..............................................     2,473,713            --
Property and equipment, net.................................     6,257,476     3,260,632
Intangibles, net............................................     9,080,089     3,194,609
Other long-term assets......................................       924,583       103,675
                                                              ------------   -----------
        Total assets........................................  $ 44,487,239   $17,815,103
                                                              ============   ===========
  LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                    STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $     17,494   $    16,226
  Accounts payable..........................................     3,074,517     1,563,605
  Accrued payroll and payroll-related expenses..............     1,284,884       479,888
  Other accrued expenses....................................     1,459,218       620,874
  Deferred revenue..........................................     1,525,116       113,179
  Funding commitment to Beacon Power Corporation............            --       333,333
                                                              ------------   -----------
      Total current liabilities.............................     7,361,229     3,127,105
Long-term debt, net of current portion......................        16,377        33,871
Other long-term liabilities.................................       197,349        29,735
Commitments and contingencies (Note H)
Contingent obligation to Class D preferred stockholders of
  Beacon Power Corporation..................................     5,793,879     5,309,115
Series A redeemable convertible preferred stock.............            --     4,894,112
Stockholders' equity:
  Preferred stock; $0.01 par value, 1,000,000 shares
    authorized no shares issued and outstanding at September
    30, 2000; 8,000 shares series A redeemable convertible
    preferred stock issued and outstanding at September 30,
    1999....................................................                          --
  Common stock; $0.01 par value, 25,000,000 shares
    authorized; 13,841,185 and 9,617,009 shares issued at
    September 30, 2000 and 1999, respectively...............       138,412        96,170
  Additional paid-in capital................................    72,498,540    37,074,161
  Common stock held in escrow, at market value; none and
    42,860 shares at September 30, 2000 and 1999,
    respectively............................................            --      (428,600)
  Amounts receivable from exercise of stock options.........            --    (1,816,667)
  Accumulated deficit.......................................   (40,195,340)  (30,254,195)
  Accumulated other comprehensive loss......................    (1,073,503)           --
  Treasury stock, at cost; 44,500 shares at September 30,
    2000 and 1999...........................................      (249,704)     (249,704)
                                                              ------------   -----------
      Total stockholders' equity............................    31,118,405     4,421,165
                                                              ------------   -----------
        Total liabilities, redeemable convertible preferred
        stock and stockholders' equity......................  $ 44,487,239   $17,815,103
                                                              ============   ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                       -----------------------------------------
                                                           2000           1999          1998
                                                       ------------   ------------   -----------
Revenue:
Product revenue......................................  $ 22,427,428   $  9,122,498   $ 7,520,188
Funded research and development and other revenue....     8,627,601      6,355,383     8,010,735
                                                       ------------   ------------   -----------
    Total revenue....................................    31,055,029     15,477,881    15,530,923
                                                       ------------   ------------   -----------
Operating costs and expenses:
Cost of product revenue..............................    19,069,192      9,510,941     5,474,067
Research and development and other revenue expenses:
  Funded research and development and other revenue
    expenses.........................................     6,847,439      5,828,277     5,517,135
  Unfunded research and development expenses.........     3,453,326        726,187     1,276,499
                                                       ------------   ------------   -----------
    Total research and development and other revenue
      expenses.......................................    10,300,765      6,554,464     6,793,634
Selling, general and administrative expenses.........     9,969,580      8,818,706     4,523,424
Amortization of intangibles..........................     1,217,490        371,087       290,957
                                                       ------------   ------------   -----------
    Total operating costs and expenses...............    40,557,027     25,255,198    17,082,082
                                                       ------------   ------------   -----------
Operating loss.......................................    (9,501,998)    (9,777,317)   (1,551,159)
Other income (loss)..................................         9,891       (150,464)           --
Interest income......................................       453,631         42,287       179,861
Interest expense.....................................        (3,176)      (115,692)      (10,206)
                                                       ------------   ------------   -----------
Net loss before income taxes and loss from Beacon
  Power Corporation..................................    (9,041,652)   (10,001,186)   (1,381,504)
Provision for income taxes...........................            --             --        (3,872)
Loss from Beacon Power Corporation...................      (899,493)    (4,340,567)   (3,472,438)
                                                       ------------   ------------   -----------
Net loss.............................................    (9,941,145)   (14,341,753)   (4,857,814)
Accretion of redeemable convertible preferred stock
  discount...........................................    (3,105,888)       (50,904)           --
                                                       ------------   ------------   -----------
Net loss attributable to common stockholders.........  $(13,047,033)  $(14,392,657)  $(4,857,814)
                                                       ============   ============   ===========
Net loss per share, basic and diluted................  $      (1.03)  $      (1.57)  $      (.54)
                                                       ============   ============   ===========
Weighted average number of common shares, basic and
  diluted............................................    12,629,822      9,176,041     8,956,671
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

                         SATCON TECHNOLOGY CORPORATION

                           CONSOLIDATED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                                                                                   AMOUNTS
                                                                                                                 RECEIVABLE
                                                                                           COMMON     COMMON        FROM
                                                                            ADDITIONAL     SHARES      STOCK     EXERCISE OF
                                                      COMMON      COMMON      PAID-IN     HELD IN     HELD IN       STOCK
                                                      SHARES      STOCK       CAPITAL      ESCROW     ESCROW       OPTIONS
                                                    ----------   --------   -----------   --------   ---------   -----------
BALANCE, SEPTEMBER 30, 1997.......................   8,769,146   $ 87,691   $26,576,600        --           --            --
Net loss..........................................          --         --            --        --           --            --
Exercise of stock options.........................     100,266      1,003       580,736        --           --            --
Exercise of warrants..............................     149,137      1,491     1,220,382        --           --            --
Treasury stock purchased..........................          --         --            --        --           --            --
Change in net unrealized losses on marketable
  securities......................................          --         --            --        --           --            --
                                                    ----------   --------   -----------   -------    ---------   -----------
BALANCE, SEPTEMBER 30, 1998.......................   9,018,549   $ 90,185   $28,377,718        --           --            --
Net loss..........................................          --         --            --        --           --            --
Exercise of stock options.........................     455,600      4,556     3,173,445        --           --    (1,816,667)
Treasury stock purchased..........................          --         --            --        --           --            --
Common stock issued in acquisitions...............     100,000      1,000       567,800        --           --            --
Common stock issued in connection with settlement
  agreement which is held in escrow...............      42,860        429       189,762    42,860     (190,191)           --
Compensation expense related to stock options and
  warrants issued to non-employees................          --         --     2,208,639        --           --            --
Valuation adjustment for common stock held in
  escrow..........................................          --         --       238,409        --     (238,409)           --
Warrants issued in connection with the sale of
  redeemable preferred stock......................          --         --     2,369,292        --           --            --
Change in net unrealized losses on marketable
  securities......................................          --         --            --        --           --            --
Accretion of redeemable convertible preferred
  stock discount..................................          --         --       (50,904)       --           --            --
                                                    ----------   --------   -----------   -------    ---------   -----------
BALANCE, SEPTEMBER 30, 1999.......................   9,617,009   $ 96,170   $37,074,161    42,860    $(428,600)  $(1,816,667)
Net loss..........................................          --         --            --        --           --            --
Common stock issued in connection with Ling
  acquisition.....................................     770,000      7,700     7,748,656        --           --            --
Common stock issued in connection with MTI
  investment......................................   1,030,000     10,300     6,964,926        --           --            --
MTI warrants received in connection with MTI
  investment......................................          --         --     3,495,438        --           --            --
Valuation adjustment for MTI warrants.............          --         --            --        --           --            --
Common stock issued in connection with NGC asset
  acquisition.....................................     578,761      5,788     5,465,770        --           --            --
Conversion of redeemable convertible preferred
  stock into common stock.........................   1,025,641     10,256     7,989,744        --           --            --
Exercise of common stock options..................     701,774      7,018     5,496,853        --           --
Exercise of common stock warrants.................     118,000      1,180     1,111,720        --           --            --
Payments on amounts receivable from exercise of
  stock options...................................          --         --            --        --           --     1,816,667
Valuation adjustment for common stock held in
  escrow..........................................          --         --       257,160        --     (257,160)           --
Common stock released from escrow.................          --         --            --   (42,860)     685,760            --
Accretion of redeemable convertible preferred
  stock discount..................................          --         --    (3,105,888)       --           --            --
Foreign currency translation adjustment...........          --         --            --        --           --            --
                                                    ----------   --------   -----------   -------    ---------   -----------
BALANCE, SEPTEMBER 30, 2000.......................  13,841,185   $138,412   $72,498,540        --           --            --
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

                         SATCON TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  FOR THE YEARS ENDED SEPTEMBER 30,
                                                              -----------------------------------------
                                                                  2000           1999          1998
                                                              ------------   ------------   -----------
Cash flows from operating activities:
  Net loss..................................................  $ (9,941,145)  $(14,341,753)  $(4,857,814)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization.......................     2,038,391      1,013,037       625,976
        Allowance for unbilled contract costs and fees......            --        688,510       (19,065)
        Allowance for doubtful accounts.....................       265,744        334,850       (94,424)
        Allowance for excess and obsolete inventory.........       658,774        870,021      (549,765)
        Loss from Beacon Power Corporation..................       899,493      4,340,567     3,472,438
        Loss on sale of marketable securities...............            --         87,535            --
        Write-off impaired assets...........................            --        255,544        50,104
        Compensation expense related to release of stock
          from escrow, issuance of stock options and
          warrants to non-employees.........................       385,760      2,208,639            --
        Changes in operating assets and liabilities, net of
        effects of acquisitions:
          Accounts receivable...............................    (3,025,520)        89,858      (301,909)
          Unbilled contract costs and fees..................       637,372       (954,393)      532,573
          Prepaid expenses and other assets.................       144,687         31,455        (8,529)
          Inventory.........................................      (628,472)      (601,120)   (1,550,819)
          Other long-term assets............................         8,072        517,402      (607,245)
          Accounts payable..................................       869,225             72       647,689
          Accrued expenses and payroll......................       641,266        (98,163)     (291,061)
          Other current liabilities.........................     1,566,051        (72,763)        6,802
                                                              ------------   ------------   -----------
    Total adjustments.......................................     4,460,843      8,711,051     1,912,765
                                                              ------------   ------------   -----------
Net cash used in operating activities.......................    (5,480,302)    (5,630,702)   (2,945,049)
                                                              ------------   ------------   -----------
Cash flows from investing activities:
  Sales and maturities of marketable securities.............            --        580,144     1,340,609
  Patent and intangible expenditures........................       (78,962)      (102,227)     (431,526)
  Purchases of property and equipment.......................    (2,463,777)      (220,416)     (601,331)
  Acquisitions, net of cash acquired........................       (24,054)      (995,876)           --
  Investment in Beacon Power Corporation....................      (333,333)      (696,667)   (2,007,508)
                                                              ------------   ------------   -----------
Net cash used in investing activities.......................    (2,900,126)    (1,435,042)   (1,699,756)
                                                              ------------   ------------   -----------
Cash flows from financing activities:
  Repayment of long-term debt...............................       (16,226)      (100,000)      (40,625)
  Borrowings under line of credit...........................            --      2,657,234            --
  Repayment of borrowings under line of credit..............            --     (2,657,234)           --
  Net proceeds from issuance of redeemable convertible
    preferred stock.........................................            --      7,212,500            --
  Net proceeds from issuance of common stock................     6,975,226             --            --
  Proceeds from exercise of stock options and payment of
    amounts receivable from exercise of stock options.......     7,320,538      1,361,334       581,739
  Proceeds from exercise of warrants........................     1,112,900             --     1,221,873
  Purchase of treasury stock................................            --        (76,628)     (173,076)
  Deferred equity financing costs...........................      (678,980)            --            --
                                                              ------------   ------------   -----------
                                                                        --
Net cash provided by financing activities...................    14,713,458      8,397,206     1,589,911
                                                              ------------   ------------   -----------
Effect of foreign currency exchange rates on cash and cash
  equivalents...............................................       (51,778)            --            --
                                                              ------------   ------------   -----------
Net increase (decrease) in cash and cash equivalents........     6,281,252      1,331,462    (3,054,894)
Cash and cash equivalents at beginning of year..............     2,533,072      1,201,610     4,256,504
                                                              ------------   ------------   -----------
Cash and cash equivalents at end of year....................  $  8,814,324   $  2,533,072   $ 1,201,610
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

                         SATCON TECHNOLOGY CORPORATION

A. ORGANIZATION, RESTATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONSOLIDATED STATEMENTS OF OPERATIONS:


                                                                  FOR THE YEAR ENDED
                                                                  SEPTEMBER 30, 1999
                                                              ---------------------------
                                                              AS RESTATED    AS REPORTED
                                                              ------------   ------------
Revenue:
Product revenue.............................................  $  9,122,498   $  9,122,498
Funded research and development and other revenue...........     6,355,383      6,355,383
                                                              ------------   ------------
    Total revenue...........................................    15,477,881     15,477,881
                                                              ------------   ------------
Operating costs and expenses:
Cost of product revenue.....................................     9,510,941      9,510,941
Research and development and other revenue expenses:
  Funded research and development and other revenue
    expenses................................................     5,828,277      5,828,277
  Unfunded research and development expenses................       726,187        726,187
                                                              ------------   ------------
    Total research and development and other revenue
      expenses..............................................     6,554,464      6,554,464
Selling, general and administrative expenses................     8,818,706      8,818,706
Amortization of intangibles.................................       371,087        371,087
                                                              ------------   ------------
Total operating costs and expenses..........................    25,255,198     25,255,198
                                                              ------------   ------------
Operating loss..............................................    (9,777,317)    (9,777,317)
Other losses................................................      (150,464)      (150,464)
Interest income.............................................        42,287         42,287
Interest expense............................................      (115,692)      (115,692)
                                                              ------------   ------------
Net loss before loss from Beacon Power Corporation..........   (10,001,186)   (10,001,186)
Loss from Beacon Power Corporation..........................    (1,030,000)    (2,357,679)
                                                              ------------   ------------
Net loss....................................................   (11,031,186)   (12,358,865)
Accretion of redeemable convertible preferred stock
  discount..................................................       (50,904)       (50,904)
                                                              ------------   ------------
Net loss attributable to common stockholders................  $(11,082,090)  $(12,409,769)
                                                              ============   ============
Net loss per share, basic and diluted.......................  $      (1.21)  $      (1.35)
                                                              ============   ============
Weighted average number of common shares, basic and
  diluted...................................................     9,176,041      9,176,041
                                                              ============   ============

                         SATCON TECHNOLOGY CORPORATION

A. ORGANIZATION, RESTATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


                                                                 FOR THE YEAR ENDED
                                                                 SEPTEMBER 30, 1998
                                                              -------------------------
                                                              AS RESTATED   AS REPORTED
                                                              -----------   -----------
Revenue:
Product revenue.............................................  $ 7,520,188   $ 7,520,188
Funded research and development and other revenue...........    8,010,735     7,965,735
                                                              -----------   -----------
Total revenue...............................................   15,530,923    15,485,923
                                                              -----------   -----------
Operating costs and expenses:
Cost of product revenue.....................................    5,474,067     5,474,067
Research and development and other revenue expenses:
  Funded research and development and other revenue.........    5,517,135     5,517,135
  Unfunded research and development expenses................    1,276,499       346,161
                                                              -----------   -----------
    Total research and development and other revenue
      expenses..............................................    6,793,634     5,863,296
Selling, general and administrative expenses................    4,523,424     4,787,070
Amortization of intangibles.................................      290,957       290,957
                                                              -----------   -----------
Total operating costs and expenses..........................   17,082,082    16,415,790
                                                              -----------   -----------
Operating loss..............................................   (1,551,159)     (929,467)
Interest income.............................................      179,861       179,861
Interest expense............................................      (10,206)      (10,206)
                                                              -----------   -----------
Net loss before income taxes and loss from Beacon Power
  Corporation...............................................   (1,381,504)     (759,812)
Loss from Beacon Power Corporation..........................   (1,888,619)   (3,541,817)
Provision for income taxes..................................       (3,872)       (3,872)
                                                              -----------   -----------
Net loss attributable to common stockholders................  $(3,273,995)  $(4,305,501)
                                                              ===========   ===========
Net loss per share, basic and diluted.......................  $      (.37)  $      (.48)
                                                              ===========   ===========
Weighted average number of common shares, basic and
  diluted...................................................    8,956,671     8,956,671
                                                              ===========   ===========



                                                                  FOR THE YEAR ENDED
                                                                  SEPTEMBER 30, 1997
                                                              ---------------------------
                                                              AS RESTATED    AS REPORTED
                                                              ------------   ------------
Revenue:
Product revenue.............................................  $  3,728,042   $  3,728,042
Funded research and development and other revenue...........     8,738,293      8,738,293
                                                              ------------   ------------
  Total revenue.............................................    12,466,335     12,466,335
                                                              ------------   ------------
Operating costs and expenses:
Cost of product revenue.....................................     2,683,389      2,683,389
Research and development and other revenue expenses:
  Funded research and development and other revenue
    expenses................................................     7,387,761      7,387,761
  Unfunded research and development expenses................     4,054,704      2,489,207
                                                              ------------   ------------
    Total research and development and other revenue
      expenses..............................................    11,442,465      9,876,968
Selling, general and administrative expenses................     6,197,951      6,197,951
Amortization of intangibles.................................       120,467        120,467
                                                              ------------   ------------
Total operating costs and expenses..........................    20,444,272     18,878,775
                                                              ------------   ------------
Operating loss..............................................    (7,977,937)    (6,412,440)
Interest income.............................................       283,131        283,131
Interest expense............................................       (13,933)       (13,933)
                                                              ------------   ------------
Net loss attributable to common stockholders................  $ (7,708,739)  $ (6,143,242)
                                                              ============   ============

                         SATCON TECHNOLOGY CORPORATION

A. ORGANIZATION, RESTATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                  FOR THE YEAR ENDED
                                                                  SEPTEMBER 30, 1997
                                                              ---------------------------
                                                              AS RESTATED    AS REPORTED
                                                              ------------   ------------
Net loss per share, basic and diluted.......................  $       (.97)  $       (.77)
                                                              ============   ============
Weighted average number of common shares, basic and
  diluted...................................................     7,959,309      7,959,309
                                                              ============   ============

CONSOLIDATED BALANCE SHEET DATA:

                                             SEPTEMBER 30, 1999            SEPTEMBER 30, 1998
                                         ---------------------------   ---------------------------
                                         AS RESTATED    AS REPORTED    AS RESTATED    AS REPORTED
                                         ------------   ------------   ------------   ------------
Investment in Beacon Power
  Corporation..........................            --             --             --   $  1,458,183
Total assets...........................  $ 17,400,374   $ 17,400,374   $ 16,708,407   $ 18,166,590
Accrued losses from investment in
  Beacon Power Corporation.............  $    333,333   $    202,829             --             --
Accumulated deficit....................  $(25,359,809)  $(25,229,305)  $(14,328,623)  $(12,870,440)
Total liabilities, redeemable
  convertible
  preferred stock and stockholders'
  equity...............................  $ 17,400,374   $ 17,400,374   $ 16,708,407   $ 18,166,590

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

                         SATCON TECHNOLOGY CORPORATION

A.  ORGANIZATION, RESTATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES (CONTINUED)
    - As of September 30, 1999, the Company recorded its net investment balance in Beacon Power of $414,729 and its contingent obligation to the Class D preferred stockholders of Beacon Power of $5,309,115.

    - The as restated and as reported consolidated statements of operations data and consolidated balance sheet data follows (the as reported financial information presented here includes the effects of the August 2000 restatement discussed above):

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:


                                                       FOR THE YEAR ENDED
                                                       SEPTEMBER 30, 1999
                                                   ---------------------------
                                                   AS RESTATED    AS REPORTED
                                                   ------------   ------------
Loss from Beacon Power Corporation...............  $ (4,340,567)  $ (1,030,000)
Net loss.........................................  $(14,341,753)  $(11,031,186)
Net loss attributable to common stockholders.....  $(14,392,657)  $(11,082,090)
Net loss per share, basic and diluted............  $      (1.57)  $      (1.21)



                                                       FOR THE YEAR ENDED
                                                       SEPTEMBER 30, 1998
                                                   ---------------------------
                                                   AS RESTATED    AS REPORTED
                                                   ------------   ------------
Loss from Beacon Power Corporation...............  $ (3,472,438)  $ (1,888,619)
Net loss attributable to common stockholders.....  $ (4,857,814)  $ (3,273,995)
Net loss per share, basic and diluted............  $       (.54)  $       (.37)


CONSOLIDATED BALANCE SHEET DATA:


                                             SEPTEMBER 30, 1999            SEPTEMBER 30, 1998
                                         ---------------------------   ---------------------------
                                         AS RESTATED    AS REPORTED    AS RESTATED    AS REPORTED
                                         ------------   ------------   ------------   ------------
Amount due from Beacon Power
  Corporation..........................            --             --             --   $    596,453
Investment in Beacon Power
  Corporation..........................  $    414,729             --             --             --
Assets transferred to Beacon Power
  Corporation..........................            --             --   $    576,786             --
Total assets...........................  $ 17,815,103   $ 17,400,374   $ 16,688,740   $ 16,708,407
Funding commitment to Beacon Power
  Corporation..........................  $    333,333   $    333,333             --             --
Liabilities transferred to Beacon Power
  Corporation..........................            --             --   $  1,564,152             --
Contingent obligation to Class D
  preferred stockholders of Beacon
  Power Corporation....................  $  5,309,115             --             --             --
Accumulated deficit....................  $(30,254,195)  $(25,359,809)  $(15,912,442)  $(14,328,623)
Total liabilities, redeemable
  convertible preferred stock and
  stockholders' equity.................  $ 17,815,103   $ 17,400,374   $ 16,688,740   $ 16,708,407

                         SATCON TECHNOLOGY CORPORATION

A.  ORGANIZATION, RESTATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES (CONTINUED)
    The Company's financial statements as of September 30, 1999 and 2000 and for the years ended September 30, 1998, 1999 and 2000 include the effects of the August 2000 and September 2000 restatements.

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


    The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." Product revenue is recognized when there is persuasive evidence of an arrangement, delivery of the product to the customer has occurred and the Company has determined that collection of a fixed fee is probable. Title to the product generally passes upon shipment of the product as the products are shipped FOB shipping point except for certain foreign shipments. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. The Company provides for a warranty reserve at the time the product revenue is recognized.



    The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as research and development expense as incurred. As of September 30, 2000, the Company has accrued $150,000 for anticipated contract losses on commercial contracts. There were no anticipated contract losses at September 30, 1999. For the

                         SATCON TECHNOLOGY CORPORATION

A. ORGANIZATION, RESTATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

fiscal years ended September 30, 2000, 1999 and 1998, revenue from commercial contracts, which represents other revenue, is included in funded research and development and other revenue and amounted to $763,023, $767,954 and $24,655, respectively.



    Cost of product revenue includes cost of product revenue including material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in research and development and other revenue expenses.



    For the fiscal years ended September 30, 2000, 1999 and 1998, costs and expenses from commercial contracts, which represents other revenue expenses, are included in funded research and development and other revenue expenses and amounted to $397,527, $704,347 and $14,987, respectively.


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

    LONG-LIVED ASSETS

    The Company periodically evaluates the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the occurrence of a certain event or change in circumstances or at each balance sheet date, the Company

                         SATCON TECHNOLOGY CORPORATION

A.  ORGANIZATION, RESTATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES (CONTINUED)
evaluates the potential impairment of an asset based on future undiscounted cash flows. In the event that impairment exists, the Company will measure the amount of such impairment based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Factors that management considers in performing this assessment include current operating results, trends and prospects and, in addition, demand, competition and other economic factors. At September 30, 2000 and 1999, the Company determined that there had been no impairment of its long-lived assets, except as in Notes D and G.

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

    USE OF ESTIMATES

    The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                         SATCON TECHNOLOGY CORPORATION

A. ORGANIZATION, RESTATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
reported amounts of revenue and expenses during the period reported. Actual results could differ from these estimates.

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

                         SATCON TECHNOLOGY CORPORATION

A.  ORGANIZATION, RESTATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES (CONTINUED)
    The Company deposits its cash and invests in short-term investments primarily through a regional commercial bank and an investment company. Credit exposure to any one entity is limited by Company policy.

    RESEARCH AND DEVELOPMENT COSTS


    The Company expenses research and development costs as incurred. Research and development and other revenue expenses include costs incurred in connection with both funded research and development and other revenue arrangements and unfunded research and development activities.


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

    RECLASSIFICATIONS


    Certain prior-year balances have been reclassified to conform to current-year presentations. For all periods presented, expenses associated with funded research and development and other revenue activities have been reclassified to funded research and development and other revenue expenses from cost of revenue.



    RECENT ACCOUNTING PRONOUNCEMENTS



    In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The Company will adopt SFAS No. 133 beginning in the first quarter of the fiscal year ending
September 30, 2001. Upon adoption of SFAS No. 133, the Company will be required to record an unrealized loss on the fair value of the warrants to purchase shares of Mechanical Technology Incorporated's common stock in its results of operations as a cumulative effect of a change in accounting principle of $1.0 million reflecting the impact of adopting this accounting standard. The Company will be required to record future unrealized gains and losses on the fair value of the warrants to purchase shares of

                         SATCON TECHNOLOGY CORPORATION

A. ORGANIZATION, RESTATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mechanical Technology Incorporated's common stock and the warrant to purchase shares of Beacon Power's common stock in its results of operations.


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

                         SATCON TECHNOLOGY CORPORATION

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


    During 1999, the Company determined that certain of its machinery and equipment with a net book value totaling $105,544 was impaired based on a significant change in the manner in which the asset was used, and such assets were written-off during 1999. These assets included $86,492 of tooling costs associated with the introduction of brushless motor products at the Company's MagMotor Division that were impaired based on design changes in the product and $19,052 of optics equipment at the Company's Technology Center that were abandoned. These impairment losses have been included in cost of product revenue and unfunded research and development expenses, respectively.

                         SATCON TECHNOLOGY CORPORATION

E.  INVESTMENT IN BEACON POWER CORPORATION


    On May 8, 1997, the Company incorporated Beacon Power Corporation ("Beacon Power") as a wholly-owned subsidiary of the Company and received 6,750,000 shares of Beacon Power's common stock and 1,125,000 shares of Beacon Power's Class A convertible preferred stock ("Class A Stock").



    On May 28, 1997, SatCon Technology Corporation entered into a Securities Purchase Agreement, dated as of May 28, 1997, by and among the Company, Beacon Power and Duquesne Enterprises ("Duquesne"). Pursuant to the terms of the Agreement, Duquesne purchased from the Company and the Company issued, sold and delivered to Duquesne 798,138 shares of the Company's Common Stock. The aggregate consideration received by the Company was $5,000,000. As part of the Company's agreement with Duquesne, on May 28, 1997, the Company committed to provide $5.0 million of funding to Beacon Power. This $5.0 million commitment was contributed to the capital of Beacon Power during fiscal 1997 and 1998. Additionally, as of May 28, 1997, the Company also contributed certain flywheel assets and technology to the capital of Beacon Power. Duquesne also entered into agreements pursuant to which it will act as exclusive distributor of Beacon Power's products, subject to certain exceptions, in seven mid-atlantic states and the District of Columbia.



    During a recapitalization of Beacon Power on December 24, 1997, Beacon Power obtained equity financing of $30,000 from private investors and the Company converted 6,746,628 shares of Beacon Power's common stock for 3,373,313 shares of Beacon Power's nonvoting Class A stock, which represented approximately 80% of its ownership of Beacon Power and transferred certain assets and liabilities to Beacon Power. Upon completion of this recapitalization, the Company owned 20% of the voting stock of Beacon Power and 99.9% of the capital stock of Beacon Power. Each share of Class A Stock that the Company held was convertible into two shares of common stock at the option of the Company. The Class A Stock was nonvoting and upon liquidation, the Company was entitled to receive, out of funds then generally available prior to any payment with respect to the holders of common stock, $4.45 per share, plus any declared and unpaid dividends thereon. The Company had the right to receive the same dividends as declared by the Board of Directors of Beacon Power on common shares on an "as-if-converted" basis. The Class A Stock would automatically be converted into shares of common stock upon the closing of a public offering of common stock of Beacon Power, upon a vote of the Board of Directors of Beacon Power or upon the automatic conversion of the Class D preferred stock of Beacon Power. Class A Stock was subordinate to Class D, E and F preferred stock of Beacon Power and had parity with Class B and C preferred stock. The Class A Stock did not have redemption features.


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
                                                              ===========


    At September 30, 1998, the Company owned 19.9% of the voting stock of Beacon Power, 99.9% of the outstanding capital stock of Beacon Power and had amounts of $596,453 due from Beacon Power. These amounts arose from transactions after December 24, 1997, whereby the Company advanced money and made payments for certain expenses incurred by Beacon Power. These advances have been written off as of September 30, 1998. These advances were subsequently repaid in connection with the October 23, 1998 financing.



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


    On July 6, 1999, the Company entered into an additional note with Beacon Power (the "July 6, 1999 Note") with a principal amount of $125,000 due and payable on the earlier of (i) Maturity Date or (ii) upon the occurrence of an event of default. The July 6, 1999 Note bore interest at 12% per annum (the "July 6, 1999 Note" and, together with the June 22, 1999 Note, the "Notes"). The July 6, 1999 Note was also issued pursuant to the terms of the Note Purchase Agreement. Interest on the July 6, 1999 Note was payable on the Maturity Date.


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



    The results of the Company's operations included $3,111,381 loss of Beacon Power from May 8, 1997 to December 24, 1997 under the consolidation method of accounting. On December 24, 1997, the Company began accounting for its investment in Beacon Power in accordance with SAB Topic 5.E. and has included 100% of Beacon Power's $7,079,297 loss for the period from December 25, 1997 through May 1999 in a manner similar to the equity method of accounting, at which time, the Company's initial investment of $1,888,619, the $30,000 additional investment and the additional deemed investment of $4,750,000 and accrued dividends of $410,678 had been written down to zero. In June 1999, the Company committed up to $1,000,000 of additional financing to Beacon Power, representing a minority share, 33%, of a funding commitment received by Beacon Power, and the Company began accounting for its investment in Beacon Power under the equity method. As of June 30, 1999, the Company owned approximately 0.1% of the voting stock of Beacon Power; however, as the Company was providing 33% of the current funding to Beacon Power, the Company has included 33% of Beacon Power's losses in its results of operation until the $1,000,000 investment was reduced to zero in December 1999. The Company continued to record losses from Beacon Power after December 31, 1999 to the extent of the additional dividends that accrued on the contingent obligation to class D preferred stockholders of Beacon Power. From June 1999 through September 30, 2000, the Company has included in its results from operations its share of Beacon Power's losses of $1,633,201. At September 30, 2000, the Company's investment in Beacon Power had been reduced to zero and the contingent obligation to Beacon Power's Class D preferred stockholders was $5,793,879. The Company continues to record additional losses from Beacon Power to the extent of additional interest accrued on the contingent obligation to the Class D preferred stockholders of Beacon Power.



    On November 17, 2000, Beacon Power listed its common stock on the Nasdaq National Market. In connection with the listing, the put right granted to the Class D preferred stockholders of Beacon Power

                         SATCON TECHNOLOGY CORPORATION

E.  INVESTMENT IN BEACON POWER CORPORATION (CONTINUED)

was terminated and the contingent obligation to Class D preferred stockholders of Beacon Power was reclassified to additional paid-in capital.



    On November 22, 2000, Beacon Power completed an initial public offering of its common stock and issued 8,000,000 shares of its common stock at $6.00 per share. Upon the closing of Beacon Power's initial public offering, each share of Beacon Power's Class A, C, D, E and F preferred stock was converted into two shares of Beacon Power's common stock, or 29,359,530 shares of common stock, of which the Company received 9,691,440 shares of Beacon Power's common stock. In addition, upon the closing of Beacon Power's initial public offering, Beacon Power issued 873,794 shares of common stock in payment for consulting fees and accrued dividends on Beacon Power's class D and E preferred stock, of which the Company received 11,098 shares of Beacon Power's common stock. After these events, the Company owned approximately 25.0% of Beacon Power's outstanding voting stock. In accordance with SEC Staff Accounting Bulletin (SAB) No. 51, in connection with the initial public offering, the Company's investment in Beacon Power and additional paid-in capital was written up to reflect its beneficial interest in the book value of the stockholders' equity of Beacon Power at November 22, 2000, which was $14,988,382, less losses previously recorded in connection with the put right obligation in the amount of $5,831,879 for a net gain of $9,156,503.



    If in the future, the Company's ownership interest in Beacon Power's outstanding capital stock is reduced to below 20% and the Company determines that it does not have the ability to exercise significant influence over the operating and financial policies of Beacon Power, the Company's investment in Beacon Power will be accounted for using the fair value method as set forth in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based upon the carrying value of the Company's investment in Beacon Power. At that time, the Company will no longer be required to record its share of any losses from Beacon Power. The value of the investment will be carried at fair market value with any unrealized holding gains or losses to be included in stockholders' equity as a component of other comprehensive income.


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

                         SATCON TECHNOLOGY CORPORATION

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

                         SATCON TECHNOLOGY CORPORATION

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



    On September 15, 2000, the Company and the Air Force entered into a settlement agreement in which the contract was to be closed and considered completed through a contract modification with no additional payment, but without termination for cause. Pursuant to the settlement agreement, the Company accepted the amount already paid by the Air Force, $1,220,156, in full settlement and final payment. The Company and the Air Force agreed that the settlement constituted full accord and satisfaction of all of the

                         SATCON TECHNOLOGY CORPORATION

H.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Company's claims against the Air Force arising under or relating to the contract and released the Air Force from any further request for equitable adjustment.



    As of September 30, 2000, all of the $521,000 unbilled contract costs and fees relating to this contract had been written off.


    On November 6, 1999, APACE, Inc. ("APACE") commenced an action against the Company to the Supreme Court of the State of New York claiming the Company had been awarded a prime contract by the U.S. Department of Energy ("DOE") and that the Company had failed or refused to negotiate a subcontract with APACE, allegedly in breach of a contract between the Company and APACE. APACE is seeking in excess of $1,000,000 in damages. The Company denied the allegations, moved to stay the action and filed for arbitration with the American Arbitration Association in Boston, Massachusettes. The American Arbitration Association decided that the arbitration would go forward in Boston. In the meantime, APACE requested that the court permit the action to go forward and for the arbitration to compelling arbitration and staying APACE's action pending arbitration to be conducted by the American Arbitration Association in Boston.

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


    An arbitrator has been selected and the arbitration is scheduled to go forward in Boston for nine days in February, March and April 2001. The parties have exchanged some discovery and expect to make a further exchange early in 2001.



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

K.  STOCKHOLDERS' EQUITY

INVESTMENT FROM MECHANICAL TECHNOLOGY INCORPORATED


    On October 21, 1999, the Company received a $7,070,000 investment from Mechanical Technology Incorporated ("MTI"). In consideration for MTI's investment, MTI received 1,030,000 shares of the Company's Common Stock at a discounted price of approximately $6.80 per share, and warrants to purchase an additional 100,000 shares of the Company's Common Stock at an exercise price of $8.80 per share and an expiration date four years from the date of issuance. MTI funded $2,570,000 of its investment in the Company on October 21, 1999 and received 370,800 of the 1,030,000 shares of the Company's Common Stock and a warrant to purchase 36,000 of the 100,000 shares of the Company's Common Stock. MTI made the remaining investment on January 31, 2000 of $4,500,000 and received the remaining 659,200 shares of the Company's Common Stock and a warrant to purchase the remaining 64,000 shares of the Company's Common Stock. The Company incurred approximately $95,000 of legal, accounting, consultation and filing fees in connection with this transaction. The Company has valued the warrants issued to MTI on October 21, 1999 and January 31, 2000, at $231,912 and $1,273,509, respectively, using the Black-Scholes option-pricing model.



    In addition, the Company received a warrant to purchase 108,000 shares of MTI's common stock on October 21, 1999 and a warrant to purchase 192,000 shares of MTI's common stock on January 31, 2000 at exercise prices of $12.56 per share, as adjusted to reflect a 3:1 stock split in April 2000, and expiration dates four years from the date of issuance. The Company has valued the warrant received on October 21, 1999 and January 31, 2000 at $568,553 and $2,926,885,
respectively, using the Black-Scholes option-pricing model, and has recorded the warrants as an asset and additional paid in capital. In accordance with EITF
No. 96-11, "Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by FASB Statement No. 115," options that are entered into to purchase securities that will be accounted for under SFAS 115 should, at inception, be designated as held-to-maturity, available-for-sale, or trading and accounted for in a manner consistent with the accounting prescribed by SFAS No. 115 for that category of securities. The Company has designated that the securities to be purchased under the warrant agreement

                         SATCON TECHNOLOGY CORPORATION

K.  STOCKHOLDERS' EQUITY (CONTINUED)
will be available-for-sale securities and, therefore, the Company has marked to market the fair value of the warrants at each reporting period dated and has recorded any unrealized gains and losses as a component of accumulated other comprehensive loss included in stockholders' equity. At September 30, 2000, the warrants have an unrealized loss of $1,021,725, which is included in accumulated other comprehensive loss included in stockholders' equity.

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


    On August 25, 1999, in connection with the $8 million private placement of 8,000 shares of the Company's Series A Convertible Preferred Stock, $0.01 par value per share, with Brown Simpson Strategic Growth Funds (see Note L), the Company issued common stock warrants to purchase up to 120,000 and 675,000 shares of common stock at an exercise price of $7.80 and $8.54, respectively. These warrants expire on August 25, 2003. The Company has valued these warrants at $2,369,292, using the Black-Scholes option-pricing model. At September 30, 1999, none of these warrants were exercised. At September 30, 2000, 18,000 shares of common stock had been purchased at an exercise price of $7.80 per share.



    On October 21, 1999, in connection with an investment by MTI, the Company issued a warrant to purchase up to 36,000 shares of the Company's Common Stock at an exercise price of $8.80 per share. This warrant expires on October 21, 2003. On January 31, 2000, in connection with a second closing of this investment, the Company issued an additional warrant to purchase up to 64,000 shares of the Company's Common Stock at an exercise price of $8.80 per share. This warrant expires on January 31, 2004. The Company valued the warrants issued to MTI on October 12, 1999 and January 31, 2000 at $231,912 and $1,273,509,
respectively, using the Black-Scholes option-pricing model. At September 30, 2000, none of these warrants had been exercised.



    On November 16, 1999, in connection with the acquisition of certain intellectual property, equipment and other assets from Northrop Grumman Corporation, the Company issued a warrant to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $9.725 per share. The Company has valued this warrant at $631,000 using the Black-Scholes option-pricing model. As of September 30, 2000, all of these warrants had been exercised.



    On February 4, 2000, the Company issued to Northrop Grumman Corporation an additional warrant to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $9.725 per share. This warrant is exercisable upon the occurrence of certain defined events. As of September 30, 2000, this warrant is not yet exercisable. This warrant expires on December 31, 2006. As of September 30, 2000, the fair value of this warrant, using the Black-Scholes option-pricing model, was $936,485, which will be added to the purchase price of the assets acquired from Northrop Grumman Corporation when it becomes exerciseable.


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


    In connection with the transaction, Brown Simpson also received warrants to purchase up to 675,000 fully vested and immediately exercisable additional shares of Common Stock at $8.54 per share (the "Brown Simpson Warrants"). The Brown Simpson Warrants expire on August 25, 2003. The Company has valued these warrants at $1,818,558 based on the fair value of these warrants, as determined by the Black-Scholes option-pricing model, and has recorded this amount as a discount to the Preferred Stock. In addition, the Company incurred direct costs of $1,338,234 in connection with this preferred stock offering which have also been recorded as a discount to the Series A Preferred Stock.



    H.C. Wainwright & Co., Inc. ("H.C. Wainwright") served as placement agent for the transaction and received a commission of $560,000 and warrants to purchase 120,000 shares of the Company's Common Stock at $7.80 per share. These warrants expire on August 25, 2003. H.C. Wainwright will also receive a future fee in the amount of 4% of any monies received by the Company upon the exercise of the Brown Simpson Warrants. The Company has recorded the fair value of these warrants, as determined by the Black-Scholes option-pricing model, of $550,734 as a discount to the Series A Preferred Stock.


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
  U.S. Department of Energy......................    11.5%      *          *          *          20.0%
Applied Materials................................    10.6%      *          *          22.3%      *

------------------------

*   Less than 10%

N.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NON-CASH INVESTING AND FINANCING ACTIVITIES


                                                                 YEAR ENDED SEPTEMBER 30,
                                                          --------------------------------------
                                                             2000          1999         1998
                                                          -----------   ----------   -----------
Accretion of redeemable convertible preferred stock
  discount..............................................  $ 3,105,888   $   50,904            --
                                                          ===========   ==========   ===========
Acquisition of equipment under capital leases...........           --   $   49,813            --
                                                          ===========   ==========   ===========
Contingent obligation to Class D preferred stockholders
  of Beacon Power Corporation...........................  $   484,764   $5,309,115            --
                                                          ===========   ==========   ===========
Conversion of redeemable convertible preferred stock to
  common stock..........................................  $ 8,000,000           --            --
                                                          ===========   ==========   ===========
Common stock held in escrow issued in connection with
  settlement agreement..................................           --   $  190,191            --
                                                          ===========   ==========   ===========
Valuation adjustment for common stock held in escrow....  $   257,160   $  238,409            --
                                                          ===========   ==========   ===========
Warrants issued in connection with MTI investment.......  $ 1,505,421           --            --
                                                          ===========   ==========   ===========
MTI warrant received in connection with MTI
  investment............................................  $ 3,495,438           --            --
                                                          ===========   ==========   ===========
Valuation adjustment for MTI warrants...................  $(1,021,725)          --            --
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
                                                 ========   ========   =======

O.  ACQUISITIONS

    INDUCTIVE COMPONENTS, INC. AND LIGHTHOUSE SOFTWARE, INC.


    On January 4, 1999, the Company's MagMotor subsidiary acquired substantially all of the assets and assumed certain liabilities of Inductive Components, Inc. and Lighthouse Software, Inc., pursuant to the terms of an Asset Purchase Agreement, dated January 4, 1999, among MagMotor, the Company, Inductive Components, Inc., Lighthouse Software, Inc. and Thomas Glynn, the sole stockholder of Inductive Components, Inc. and the majority stockholder of Lighthouse Software, Inc. The aggregate consideration paid by the Company for the acquired assets of Inductive Components, Inc. and Lighthouse Software, Inc. was 100,000 shares of the Company's common stock, valued at $5.6875 per share or $568,750. In addition, the Company assumed indebtedness of approximately $246,000. The Company has included in its consolidated results of operations the acquisition of Inductive Components, Inc. and Lighthouse Software, Inc. under the purchase method of accounting. The purchase price has been allocated as follows:


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
                                                       ============   ============   ===========


    For the fiscal years ended September 30, 2000, 1999 and 1998, 44,500, 44,500 and 28,300 common shares, respectively, were excluded from common shares outstanding as they were held in treasury. For the fiscal year ended
September 30, 1999, 42,860 common shares were excluded from common shares outstanding as they were held in escrow.

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

Q.  COMPREHENSIVE LOSS

    The Company's total comprehensive loss is as follows:


                                                                  FOR THE YEARS ENDED
                                                                     SEPTEMBER 30,
                                                       -----------------------------------------
                                                           2000           1999          1998
                                                       ------------   ------------   -----------
Net loss.............................................  $ (9,941,145)  $(14,341,753)  $(4,857,814)
                                                       ============   ============   ===========
Other comprehensive income/(loss), net of tax:
    Unrealized gains on securities...................            --   $     10,380   $     9,835
    Valuation adjustment for MTI warrants............  $ (1,021,725)            --            --
    Foreign currency translation adjustment..........       (51,778)            --            --
                                                       ------------   ------------   -----------
    Other comprehensive (loss)/income................  $ (1,073,503)  $     10,380   $     9,835
                                                       ------------   ------------   -----------
Comprehensive loss...................................  $(11,014,648)  $(14,331,373)  $(4,847,979)
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


    The Company's organizational structure is based on strategic business units that perform services and offer various products to the principal markets in which the Company's products are sold. These business units equate to three reportable segments: research and development, electronic products and motion-control products.


    The Company performs research and development services in collaboration with third parties. Film Microelectronics, Inc. designs and manufactures power electronics products. The Magmotor and Ling Divisions specialize in the engineering and manufacturing of motion-control products. The Company's principal operations and markets are located in North America.


    The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations before income taxes, interest income, interest expense, other income and loss and loss from investment in Beacon Power Corporation, excluding the effects of amortization of intangible assets associated with acquisitions. Common costs not directly attributable to a particular segment are allocated among segments based on management's estimates.

                         SATCON TECHNOLOGY CORPORATION

R.  SEGMENT DISCLOSURES (CONTINUED)
    The following is a summary of the Company's operations by operating segment:


                                                                  YEAR ENDED SEPTEMBER 30,
                                                      ------------------------------------------------
                                                         2000              1999              1998
                                                      -----------      ------------      -------------
Research and development:
Product revenue.................................      $    31,486                --                 --
Funded research and development and other
  revenue.......................................        8,627,601      $  6,355,383      $   8,010,735
                                                      -----------      ------------      -------------
  Total revenue.................................      $ 8,659,087      $  6,355,383      $   8,010,735
                                                      -----------      ------------      -------------
  Loss from operations, net of amortization of
    intangibles.................................      $(3,838,907)     $ (6,577,012)     $  (1,454,707)
                                                      ===========      ============      =============
Electronics products:
  Product revenue...............................      $ 8,584,446      $  6,306,085      $   5,909,765
                                                      -----------      ------------      -------------
  (Loss) income from operations, net of
    amortization of intangibles.................      $(3,128,643)     $ (2,073,946)     $     504,528
                                                      ===========      ============      =============
Motion-control products:
  Product revenue...............................      $13,811,496      $  2,816,413      $   1,610,423
                                                      -----------      ------------      -------------
  Loss from operations, net of amortization of
    intangibles.................................      $(1,316,958)     $   (755,272)     $    (310,023)
                                                      ===========      ============      =============

Consolidated:
  Product revenue...............................      $22,427,428      $  9,122,499      $   7,520,188
  Funded research and development and other
    revenue.....................................        8,627,601         6,355,383      $   8,010,735
                                                      -----------      ------------      -------------
  Total revenue.................................      $31,055,029      $ 15,477,882      $  15,530,923
                                                      ===========      ============      =============
  Loss from operations, net of amortization.....      $(8,284,508)     $ (9,406,230)     $  (1,260,202)
  Amortization of intangibles...................       (1,217,490)         (371,087)          (290,957)
                                                      -----------      ------------      -------------
  Operating loss................................       (9,501,998)       (9,777,317)        (1,551,159)
  Other income (loss)...........................            9,891          (150,464)                --
  Interest income...............................          453,631            42,287            179,861
  Interest expense..............................           (3,176)         (115,692)           (10,206)
                                                      -----------      ------------      -------------
  Net loss before income taxes and loss from
    Beacon Power Corporation....................      $(9,041,652)     $(10,001,186)     $  (1,381,504)
                                                      ===========      ============      =============

                         SATCON TECHNOLOGY CORPORATION

R.  SEGMENT DISCLOSURES (CONTINUED)
    The following is a summary of the Company's total segment assets by operating segment:

                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Research and development:
  Segment assets............................................  $18,464,754   $ 6,283,773
Electronics products:
  Segment assets............................................  $10,132,575   $ 8,643,258
Motion-control products:
  Segment assets............................................  $13,416,197   $ 2,473,343
Consolidated:
  Segment assets............................................  $42,013,526   $17,400,374
  Investment in Beacon Power Corporation....................  $        --   $   414,729
  Warrants to purchase Mechanical Technology
    Incorporated common stock...............................  $ 2,473,713   $        --
                                                              -----------   -----------
Total assets................................................  $44,487,239   $17,815,103
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

                                          /S/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
November 28, 2000

                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS


                                               ADDITIONS
                                 BALANCE AT    CHARGED TO    ADDITIONS                      BALANCE
                                  BEGINNING    COSTS AND        FROM                        AT END
                                  OF PERIOD     EXPENSES    ACQUISITIONS    DEDUCTIONS     OF PERIOD
                                 -----------   ----------   ------------   ------------   -----------
YEAR ENDED SEPTEMBER 30, 1998:
  Allowance for doubtful
    accounts...................  $   159,243   $   29,014           --     $   (136,421)  $    51,836
  Allowance for unbilled
    contract costs.............  $ 1,130,468           --           --     $ (1,072,857)  $    57,611
  Deferred tax valuation
    allowance..................  $ 4,111,568   $2,689,999           --               --   $ 6,801,567
  Allowance for excess and
    obsolete inventory.........  $   758,541           --           --     $   (549,765)  $   208,776
  Reserve for product warranty
    expense....................  $    16,511           --           --     $    (16,511)           --
  Accrued costs for
    consolidation of
    facilities.................  $   498,000           --           --     $   (398,000)  $   100,000

YEAR ENDED SEPTEMBER 30, 1999:
  Allowance for doubtful
    accounts...................  $    51,836   $  345,433           --     $    (10,583)  $   386,686
  Allowance for unbilled
    contract costs.............  $    57,611   $  688,510           --               --   $   746,121
  Deferred tax valuation
    allowance..................  $ 6,801,567   $4,788,539           --               --   $11,590,106
  Allowance for excess and
    obsolete inventory.........  $   208,776   $  870,021           --               --   $ 1,078,797
  Reserve for product warranty
    expense....................           --   $   36,000           --               --   $    36,000
  Accrued costs for
    consolidation of
    facilities.................  $   100,000           --           --               --   $   100,000

YEAR ENDED SEPTEMBER 30, 2000:
  Allowance for doubtful
    accounts...................  $   386,686   $  265,742           --     $   (332,208)  $   320,220
  Allowance for unbilled
    contract costs.............  $   746,121           --           --     $   (746,121)           --
  Deferred tax valuation
    allowance..................  $11,590,106   $9,668,342           --               --   $21,258,448
  Allowance for excess and
    obsolete inventory.........  $ 1,078,797   $  658,774           --     $   (543,621)  $ 1,193,950
  Reserve for product warranty
    expense....................  $    36,000   $  264,096     $195,384     $    (30,365)  $   465,115
  Accrued costs for
    consolidation of
    facilities.................  $   100,000           --           --               --   $   100,000

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

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



DIRECTORS OF SATCON



    For each member of our board of directors, there follows information given by each concerning his principal occupation and business experience for the past five years, the name of other publicly held companies on which he serves as a director and his age and length of service as a director of SatCon.



    No director or executive officer is related by blood, marriage or adoption to any other director or executive officer.



    Pursuant to a securities purchase agreement, dated as of May 28, 1997, by and among SatCon, Beacon Power and DQE Enterprises, Inc., Anthony J. Villiotti was elected to SatCon's board of directors on June 30, 1997. On January 13, 2000, Mr. Villiotti resigned from his position as a director of SatCon, and the board of directors appointed Thomas A. Hurkmans, as the representative of DQE Enterprises, to fill the vacancy resulting from the resignation of Mr. Villiotti. Mr. Hurkmans was elected to SatCon's board of directors by the stockholders on March 15, 2000. Pursuant to the terms of this agreement, as long as DQE Enterprises owns five percent of our common stock, we must recommend that our stockholders vote for DQE Enterprises' representative and cause to be voted for such representative the shares of common stock for which our management or board of directors holds proxies or are otherwise entitled to vote.



    Pursuant to a securities purchase agreement, dated as of October 21, 1999, between SatCon and Mechanical Technology Incorporated, Alan P. Goldberg was elected to SatCon's board of directors as of November 15, 1999. Pursuant to the terms of this agreement, as long as Mechanical Technology Incorporated owns five percent of our common stock, we must recommend that our stockholders vote for Mechanical Technology Incorporated's representative. We have also agreed to appoint an additional member to our board of directors based on recommendations by Mechanical Technology Incorporated.



CURRENT DIRECTORS--TERMS EXPIRING IN 2004 (CLASS I DIRECTORS)



DAVID B. EISENHAURE, age 55, became a director in 1985.



    DAVID B. EISENHAURE joined SatCon as President, Chief Executive Officer and Chairman of the Board of Directors in 1985. Prior to founding SatCon, Mr. Eisenhaure was associated with the Charles Stark Draper Laboratory, Incorporated from 1974 to 1985, and with its predecessor, the Massachusetts Institute of Technology's Instrumentation Laboratory, from 1967 to 1974.
Mr. Eisenhaure holds S.B., S.M. and an Engineer's Degree in Mechanical Engineering from the Massachusetts Institute of Technology. In addition to his duties at SatCon, Mr. Eisenhaure holds an academic position at M.I.T., serving as a lecturer in the Department of Mechanical Engineering. Mr. Eisenhaure also serves on the board of directors of Mechanical Technology Incorporated and Beacon Power.



ALAN P. GOLDBERG, age 55, became a director in 1999.



    ALAN P. GOLDBERG joined SatCon as a director in 1999. Mr. Goldberg has served as President and Co-Chief Executive Officer and as a Director of First Albany Companies Inc., an investment bank, since 1993. Mr. Goldberg also serves on the board of directors of Mechanical Technology Incorporated and Beacon Power. Mr. Goldberg is active in industry and civic organizations and serves on the board of several non-profit institutions. He received a B.A. degree in Government from Tufts University.



JAMES L. KIRTLEY, JR., PH.D., age 55, became a director in 1992.



    JAMES L. KIRTLEY, JR., PH.D., joined SatCon as a consultant in 1985 and became a director in 1992. On March 1, 1998, Dr. Kirtley commenced employment with SatCon on a full-time basis as the Vice President and General Manager of SatCon's Technology Center. In February 2000, Dr. Kirtley was promoted to Vice

President and Chief Scientist at SatCon. Dr. Kirtley is also a Professor of Electrical Engineering at M.I.T. and became a member of the M.I.T. faculty in 1971. Dr. Kirtley received his S.B., S.M., E.E. and Ph.D. degrees in Electrical Engineering from M.I.T.



CURRENT DIRECTORS--TERMS EXPIRING IN 2002 (CLASS II DIRECTORS)



MICHAEL C. TURMELLE, age 41, became a director in 1993.



    MICHAEL C. TURMELLE joined SatCon in September 1987, where he served as Controller from September 1987 until November 1991, as Secretary since
June 1993 and as Vice President, Chief Financial Officer and Treasurer from November 1991 until January 2000. Mr. Turmelle became a director in June 1993. In January 2000, Mr. Turmelle was promoted from Chief Financial Officer to Chief Operating Officer. From July 1984 to August 1987, Mr. Turmelle held several positions with HADCO Corporation, a manufacturer of circuit boards. From February 1982 to June 1984, Mr. Turmelle was employed by the aerospace division of General Electric Corporation and held several positions, including internal auditor. Mr. Turmelle holds a B.A. degree in Economics from Amherst College.



GERALD L. WILSON, age 61, became a director in 2000.



    GERALD L. WILSON joined SatCon as a director in July 2000. Dr. Wilson is the former Dean of the School of Engineering at M.I.T. and the Vannevar Bush Professor of Engineering at M.I.T. Dr. Wilson has served on M.I.T.'s faculty since 1965 and currently serves as a Professor of Electrical and Mechanical Engineering. Dr. Wilson also serves as the Chairman of the Science Advisory Boards of General Motors Corporation and Pratt and Whitney, a division of United Technologies Corporation, and as a member of the science advisory board for Cummins Engine Company, Inc. He is a director of Analogic Corporation and NSTAR, a company formed by the merger of BEC Energy and Commonwealth Energy System.
Dr. Wilson received his S.B. and S.M. in Electrical Engineering and his Sc.D. in Mechanical Engineering from M.I.T.



CURRENT DIRECTORS--TERMS EXPIRING IN 2003 (CLASS III DIRECTORS)



MARSHALL J. ARMSTRONG, age 65, became a director in 1994.



    MARSHALL J. ARMSTRONG joined SatCon as a director in 1994. Mr. Armstrong previously served as Chief Executive Officer and Chairman of the Board of Thermo Power Corporation from 1992 through 1997. Thermo Power provided research and development relating to engines, cogeneration and refrigeration equipment to the marine, food processing, transportation, power generating, petrochemical and pharmaceutical industries. From January 1998 to September 1999, Mr. Armstrong served as Senior Vice President of Thermo Electron Corporation, where he has been employed since 1968 in various capacities including management of Thermo Electron's government affairs. Mr. Armstrong also served as a Director of Thermo Sentron, Inc. Mr. Armstrong holds an M.S. degree from George Washington University and a B.S. degree in Mechanical Engineering from the University of Vermont.



THOMAS A. HURKMANS, age 35, became a director in 2000.



    THOMAS A. HURKMANS joined SatCon as a director in January 2000. Since 1995, Mr. Hurkmans has served as the President of DQE Enterprises, Inc., a wholly-owned subsidiary of DQE, Inc. which acquires and develops businesses involved in energy-services and technologies, communications and electronic commerce. From 1991 through 1995, Mr. Hurkmans served as a Vice President of DQE Enterprises. Prior to joining DQE Enterprises, Mr. Hurkmans founded and served as the President of Organization Technologies Group, a computer software company. In addition, he was employed as an investment banker with Merrill
Lynch & Co., Inc., where he advised energy and communications companies on strategic and financial matters including acquisitions, divestitures and capital formation. Mr. Hurkmans received a B.A. degree in Economics from Bates College.

EXECUTIVE OFFICERS OF SATCON



SEAN F. MORAN, age 43, became an executive officer in 2000.



    SEAN F. MORAN joined SatCon in January 2000 and has served as Vice President of Finance, Chief Financial Officer and Treasurer since February 2000. Prior to joining SatCon, Mr. Moran served as Vice President of Finance, Chief Financial Officer and Treasurer of Anika Therapeutics, Inc., a biotechnology company, since February 1993. He served as Treasurer of MedChem Products, Inc., a manufacturer of medical devices, from May 1991 to February 1993. Mr. Moran also served as Controller of MedChem Products, Inc. from September 1990 to May 1991. Mr. Moran received a B.S. in Business Administration and an M.B.A. from Babson College.



    For additional information relating to our executive officers, see disclosure regarding Messrs. Eisenhaure and Turmelle and Dr. Kirtley set forth under the heading "Directors of SatCon."



    For information relating to shares of common stock owned by each of our directors and executive officers, see "Security Ownership of Certain Beneficial Owners and Management."



SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



    Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of our records and written representations by the persons required to file such reports, all filing requirements of
Section 16(a) were satisfied with respect to our most recent fiscal year.



ITEM 11. EXECUTIVE COMPENSATION



COMPENSATION OF EXECUTIVE OFFICERS



    SUMMARY COMPENSATION TABLE. The following table sets forth information concerning the annual and long-term compensation for services rendered to SatCon for the fiscal years ended September 30, 2000, 1999 and 1998, of those persons who were at September 30, 2000 (i) the chief executive officer of SatCon and
(ii) each other executive officer of SatCon whose annual compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE



                                                                                           LONG-TERM
                                                            ANNUAL COMPENSATION           COMPENSATION
                                                    -----------------------------------   ------------
                                                                                             AWARDS
                                                                                          ------------
                                                                           OTHER ANNUAL    SECURITIES     ALL OTHER
                                          FISCAL                           COMPENSATION    UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION                YEAR     SALARY($)   BONUS($)       ($)        OPTIONS (#)        ($)
---------------------------              --------   ---------   --------   ------------   ------------   ------------
David B. Eisenhaure....................    2000     $225,500        --        $3,900(3)      100,000        $9,787(4)
  President, Chief Executive               1999     $225,500        --        $5,400(3)       40,000        $9,787(4)
  Officer and Chairman                     1998     $215,254        --        $4,400(3)       40,000        $9,787(4)
  of the Board

Michael C. Turmelle(1).................    2000     $148,500        --        $3,900(3)       81,750        $7,995(4)
  Vice President, Chief                    1999     $148,500        --        $5,400(3)       40,000        $7,995(4)
  Operating Officer,                       1998     $141,750        --        $4,400(3)       40,000        $7,995(4)
  Secretary and Director

Sean F. Moran(2).......................    2000     $111,457        --            --         150,000            --
  Vice President, Chief
  Financial Officer and
  Treasurer


------------------------


(1) In January 2000, Mr. Turmelle was promoted from Chief Financial Officer to Chief Operating Officer.



(2) Mr. Moran joined SatCon in January 2000 and has served as Vice President of Finance, Chief Financial Officer and Treasurer since February 2000.



(3) Amounts consist of board of director fees paid to Messrs. Eisenhaure and Turmelle in their capacity as directors of SatCon of $900 per quarter and $200 per board of directors meeting attended.



(4) Amounts include the dollar value of term life insurance premiums paid by SatCon on a $1,000,000 term life insurance policy of which members of the executive officers' families are the beneficiaries.



    OPTION GRANTS TABLE. The following table sets forth information concerning individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table during the fiscal year ended September 30, 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR



                                                                                             POTENTIAL REALIZABLE
                                                                                               VALUE AT ASSUMED
                                                                                                ANNUAL RATES OF
                                                                                                  STOCK PRICE
                                                                                               APPRECIATION FOR
                                                   INDIVIDUAL GRANTS                            OPTION TERM(3)
                               ----------------------------------------------------------   -----------------------
                                  NUMBER OF
                                 SECURITIES        % OF TOTAL
                                 UNDERLYING      OPTIONS GRANTED   EXERCISE
                               OPTIONS GRANTED   TO EMPLOYEES IN     PRICE     EXPIRATION
NAME                               (#)(1)        FISCAL YEAR(2)    ($/SHARE)      DATE        5% ($)      10% ($)
----                           ---------------   ---------------   ---------   ----------   ----------   ----------
David B. Eisenhaure..........      100,000            12.19%        $17.56       4/14/10    $1,104,528   $2,799,090
Michael C. Turmelle..........       81,750             9.97%        $17.56       4/14/10    $  902,951   $2,288,256
Sean F. Moran................      150,000            18.29%        $17.56       1/19/10    $1,656,791   $4,198,635


------------------------


(1) Mr. Eisenhaure's and Mr. Turmelle's stock options were granted on April 14, 2000 and vest over four-year periods. Mr. Moran's stock option was granted on January 19, 2000 and vests in equal annual increments over a five-year period.



(2) In the fiscal year ended September 30, 2000, we granted stock options to purchase an aggregate of 826,350 shares of our common stock to our employees, including executive officers.



(3) Amounts reported in these columns represent amounts that may be realized upon exercise of the stock options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on our common stock over the term of the stock options. These numbers are calculated based on rules promulgated by the SEC and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of our common stock.



    AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE. The following table sets forth certain information regarding stock options exercised during the fiscal year ended September 30, 2000 and held as of September 30, 2000 by the executive officers named in the Summary Compensation Table.



                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES



                                                                       NUMBER OF
                                                                      SECURITIES             VALUE OF
                                                                      UNDERLYING            UNEXERCISED
                                                                      UNEXERCISED          IN-THE-MONEY
                                                                   OPTIONS AT FISCAL     OPTIONS AT FISCAL
                                                                      YEAR-END(#)         YEAR-END($)(2)
                             SHARES ACQUIRED ON   VALUE REALIZED     EXERCISABLE/          EXERCISABLE/
NAME                            EXERCISE (#)          ($)(1)         UNEXERCISABLE         UNEXERCISABLE
----                         ------------------   --------------   -----------------   ---------------------
David B. Eisenhaure........            --                  --       72,501/139,999     $1,883,650/$2,942,005
Michael C. Turmelle........        30,750            $580,560       69,566/115,884     $1,797,922/$2,438,770
Sean F. Moran..............            --                  --          -- /150,000     $      -- /$2,728,050


------------------------


(1) Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise.



(2) Value is based on the closing sale price of our common stock on September 29, 2000, the last trading day of the fiscal year ended September 30, 2000 ($35.75), less the applicable option exercise price.

COMPENSATION OF DIRECTORS



    Since November 1992, each of our directors has received a fee of $200 for each board of directors meeting attended, as well as a retainer of $900 per quarter.



    During the fiscal year ended September 30, 2000, we granted stock options to purchase shares of our common stock to the members of the board of directors as follows: Mr. Armstrong: 26,000; Mr. Eisenhaure: 100,000; Mr. Goldberg: 15,000; Mr. Hurkmans: 15,000; Dr. Kirtley: 76,600; Mr. Turmelle: 81,750; and
Dr. Wilson: 15,000. The stock option exercise price for Messrs. Armstrong, Goldberg and Hurkmans is $17.563 per share, and these stock options were immediately exercisable upon grant. The stock option exercise price for Dr. Wilson is $31.25 per share, and this stock option was immediately exercisable upon grant. The stock option exercise price for Messrs. Eisenhaure and Turmelle and Dr. Kirtley is $17.563 per share, and these stock options vest over four years.



    In addition, on November 8, 2000, our board of directors adopted a director stock option program, pursuant to which (i) each individual who first becomes a non-employee director of SatCon will receive a nonstatutory stock option to purchase 15,000 shares of our common stock on the date of his or her initial election to the board of directors; and (ii) on the date of each annual meeting of stockholders of SatCon commencing with the annual meeting of stockholders in 2001 (other than a director who is initially elected to our board of directors at any such annual meeting of stockholders or, if previously, at any time after the prior year's annual meeting of stockholders), provided that he or she is serving as a director immediately following the date of such annual meeting of stockholders, (a) each non-employee director will be granted a nonstatutory stock option to purchase 5,000 shares of our common stock and (b) each non-employee director who is serving as chairman of our audit committee or compensation committee will be granted a nonstatutory stock option to purchase an additional 1,000 shares of our common stock. These nonstatutory stock options will be immediately exercisable and will have exercise prices equal to the closing price of our common stock on the Nasdaq National Market on the date of grant.



EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
  ARRANGEMENTS



    We have entered into key employee agreements with Messrs. Eisenhaure and Turmelle which expire on June 30, 2001. The employee agreements provide for automatic renewal for three-year periods unless written notice of termination is given by either party not less than three months prior to the expiration date. In addition, pursuant to the employee agreements, each of Messrs. Eisenhaure and Turmelle is entitled to receive benefits offered to our employees generally as well as a severance payment equal to 100% of his annual salary, payable in twelve equal monthly installments if:



    - SatCon or a substantial portion of SatCon is acquired without the approval of our board of directors,



    - his employment is terminated without cause, or



    - without his consent, his salary is reduced, there is a substantial change in his position, there is a change in his principal place of employment from the greater Boston, Massachusetts area or the employee agreement is not renewed following the expiration of its term.



    The employee agreements also contain provisions prohibiting
Messrs. Eisenhaure and Turmelle from competing with SatCon for a one-year period following termination of employment.



    In addition, on March 22, 2000, we entered into a change in control letter agreement with Mr. Moran pursuant to which Mr. Moran is entitled to receive severance payments equal to 100% of his annual salary in the event of the termination of Mr. Moran's employment (including a material adverse change in his authority, duties or compensation without his prior consent or the relocation of his place of work more than 100 miles from our executive offices) within one year of the occurrence of a "change in control event"

(as defined in the change in control agreement). As a condition to receiving these severance payments, Mr. Moran must deliver a general release to SatCon within 60 days of his termination.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION



    During the fiscal year ended September 30, 2000, Messrs. Armstrong, Goldberg, Hurkmans, John P. O'Sullivan, Jr. and Villiotti served as members of our compensation committee. For information regarding Mr. Goldberg's relationship with Mechanical Technology Incorporated and Mr. Hurkmans' relationship with DQE Enterprises see "Certain Relationships and Related Transactions."



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



    The following table sets forth, as of December 31, 2000, information concerning the beneficial ownership of our common stock by:



    - each person known by us to own beneficially five percent or more of the outstanding shares of our common stock,



    - each of our executive officers and directors, and



    - all executive officers and directors as a group.



    The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire on or before March 1, 2001 through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.



                                                       NUMBER OF SHARES
                                                         BENEFICIALLY     PERCENTAGE OF COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                    OWNED(2)           BENEFICIALLY OWNED
---------------------------------------                ----------------   --------------------------
5% STOCKHOLDERS
Brown Simpson Partners I, Ltd.(3)....................        1,246,900                8.6%
  152 West 57th Street, 40th Floor
  New York, NY 10019
DQE Enterprises, Inc.(4).............................          813,138                5.8
  One Northshore Center, Suite 100
  12 Federal Street
  Pittsburgh, PA 15212
Mechanical Technology Incorporated(5)................        1,900,000               13.6
  325 Washington Avenue Extension
  Albany, NY 12205
Zesiger Capital Group LLC(6).........................          743,600                5.4
  320 Park Avenue, 30th Floor
  New York, NY 10022
DIRECTORS AND NAMED EXECUTIVE OFFICERS
Marshall J. Armstrong................................           26,000                  *
David B. Eisenhaure(7)...............................        4,562,588               32.4

                                                       NUMBER OF SHARES
                                                         BENEFICIALLY     PERCENTAGE OF COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                    OWNED(2)           BENEFICIALLY OWNED
---------------------------------------                ----------------   --------------------------
Alan P. Goldberg(8)..................................        1,915,000               13.7
  c/o Mechanical Technology Incorporated
  325 Washington Avenue Extension
  Albany, NY 12205
Thomas A. Hurkmans(9)................................          813,138                5.8
  c/o DQE Enterprises, Inc.
  One Northshore Center, Suite 100
  12 Federal Street
  Pittsburgh, PA 15212
James L. Kirtley, Jr.................................           59,933                  *
Sean F. Moran........................................           33,000                  *
Michael C. Turmelle..................................          114,861                  *
Gerald L. Wilson.....................................           15,000                  *
All executive officers and directors as a group              5,639,520               39.4%
(eight persons)(7)(8)(9).............................


------------------------


*   Less than 1%



(1) The address for all executive officers and directors, other than Mr. Goldberg and Mr. Hurkmans, is c/o SatCon Technology Corporation, 161 First Street, Cambridge, Massachusetts 02142.



(2) Includes the following number of shares of common stock issuable upon the exercise of outstanding stock options which may be exercised on or before March 1, 2001: Mr. Armstrong: 26,000; Mr. Eisenhaure: 85,834; Mr. Goldberg:
    15,000; Mr. Hurkmans: 15,000; Dr. Kirtley: 56,733; Mr. Moran: 30,000;
    Mr. Turmelle: 79,966; Dr. Wilson: 15,000; all executive officers and directors as a group: 323,533.



(3) Consists of 520,800 shares of common stock held by Brown Simpson Partners I, Ltd. and 675,000 shares of common stock issuable upon exercise of a warrant held by Brown Simpson Partners I, Ltd.



(4) Includes 15,000 shares of common stock issuable upon exercise of a stock option held by Mr. Hurkmans. DQE Enterprises and Mr. Hurkmans have entered into an arrangement by which DQE Enterprises will receive the financial benefits of such option. Mr. Hurkmans disclaims beneficial ownership of these shares.



(5) Includes 100,000 shares of common stock issuable upon exercise of warrants held by Mechanical Technology Incorporated.



(6) This information is taken from a Schedule 13G filed with the SEC on February 12, 2001. Zesiger Capital Group LLC is a registered investment advisor registered under Section 203 of the Investment Advisors Act of 1940. Zesiger Capital Group reports dispositive power over 743,600 shares of our common stock. These shares are held in discretionary accounts which Zesiger Capital Group manages, and no single client account owns more than 5% of the shares. Zesiger Capital Group disclaims beneficial ownership of these shares.



(7) Includes 1,800,000 shares of common stock held by Mechanical Technology Incorporated and 100,000 shares of common stock issuable upon exercise of warrants held by Mechanical Technology Incorporated. Mr. Eisenhaure is a director of Mechanical Technology Incorporated and disclaims beneficial ownership of these shares.



(8) Includes 1,800,000 shares of common stock held by Mechanical Technology Incorporated and 100,000 shares of common stock issuable upon exercise of warrants held by Mechanical Technology

    Incorporated. Mr. Goldberg is a director of Mechanical Technology Incorporated and disclaims beneficial ownership of these shares.



(9) Includes 798,138 shares of common stock held by DQE Enterprises of which Mr. Hurkmans is the President. Also includes 15,000 shares of common stock issuable upon exercise of a stock option held by Mr. Hurkmans. DQE Enterprises and Mr. Hurkmans have entered into an arrangement by which DQE Enterprises will receive the financial benefits of such option.
    Mr. Hurkmans disclaims beneficial ownership of these shares.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



    BEACON POWER AND DQE ENTERPRISES



    Pursuant to the terms of a securities purchase agreement, dated October 23, 1998, between Beacon Power, Perseus Capital, L.L.C., DQE Enterprises, Inc., Micro Generation Technology Fund, L.L.C. and SatCon:



    - Beacon Power sold to these investors 1,900,000 shares of Beacon Power's class D preferred stock,



    - the investors received warrants to purchase an aggregate of 2,227,500 shares of Beacon Power's common stock, and



    - we granted the investors the right to cause us, in the circumstances and for the consideration described below, to purchase all of their shares of Beacon Power's class D preferred stock and all of their shares of Beacon Power's common stock issuable upon conversion of their shares of class D preferred stock.



    Upon exercise of this "put right" by a class D preferred stock investor, we would have been required to pay the stated value of the shares of Beacon Power's class D preferred stock acquired by that investor plus accrued and unpaid dividends, in shares of our common stock. For this purpose, our common stock would have been valued at the average fair market value for the 15 trading days before and after notice of exercise of the put right. The put right was exercisable within 60 days of the second, third, fourth and fifth anniversary of the closing date of the transaction, upon events relating to the bankruptcy of Beacon Power, upon the occurrence of going private transactions involving SatCon and upon the deregistration of our common stock by the SEC or the delisting or other removal of our common stock from trading on the Nasdaq National Market. The put right terminated on November 17, 2000, the date of the listing of Beacon Power's common stock on the Nasdaq National Market.



    The shares of Beacon Power's class D preferred stock were not registered under the Securities Act of 1933, as amended, but the investors entered into registration rights agreements with Beacon Power and SatCon. The aggregate consideration received by Beacon Power was $4,750,000. Of the 1,900,000 shares of Beacon Power's class D preferred stock issued pursuant to this securities purchase agreement, DQE Enterprises purchased 400,000 shares of Beacon Power's class D preferred stock for an aggregate purchase price of $1,000,000. DQE Enterprises also received warrants to purchase 450,000 shares of Beacon Power's common stock.



    From June 1999 through March 31, 2000, Beacon Power was financed through the issuance of approximately $4.7 million of bridge notes and warrants to the investors, including $890,000 from DQE Enterprises. On April 7, 2000, pursuant to the terms of a second securities purchase agreement, Beacon Power issued 1,226,141 shares of its class E preferred stock and warrants to purchase 306,535 shares of its class E preferred stock in exchange for the conversion of all of its outstanding bridge notes. In this transaction, DQE Enterprises received 204,797 shares of Beacon Power's class E preferred stock and a warrant to purchase 51,199 shares of its class E preferred stock.



    On April 21, 2000, Beacon Power raised an additional $4.1 million through the sale of additional bridge notes and warrants to purchase shares of Beacon Power's common stock. On May 23, 2000, pursuant to the terms of a third securities purchase agreement, Beacon Power issued 6,785,711 shares of its class F preferred stock and additional warrants to purchase shares of Beacon Power's common stock. The exercise price and the number of shares subject to these additional warrants were based on the initial public offering price of Beacon Power's common stock. The shares of class F preferred stock and the additional warrants were issued in consideration for the cancellation of $5.2 million in bridge notes and an additional $23.3 million cash investment by existing and new investors. DQE Enterprises received 476,190 shares of Beacon Power's class F preferred stock and a warrant to purchase shares of Beacon Power's common stock in exchange for the cancellation of a $300,000 bridge note and an additional cash investment of $1.7 million.



    Pursuant to the terms of a letter agreement, dated October 23, 1998, Mr. Eisenhaure agreed with the purchasers that, in the event that at any time on or prior to the full exercise or expiration of the put right, the number of authorized shares of our common stock that were legally available for issuance in satisfaction of the put right was less than 1,000,000 more than the total number of shares of our common stock required to satisfy our obligations under the put right, then Mr. Eisenhaure would take all action under his control to increase the number of authorized shares of our common stock.



    The terms of the securities purchase agreements were determined on the basis of arms-length negotiations. Prior to the execution of the 1998 securities purchase agreement, neither SatCon nor Beacon Power had any material relationship with Perseus Capital, L.L.C. or Micro Generation Technology Fund, L.L.C. In May 1997, DQE Enterprises made an investment in us and received warrants to purchase shares of Beacon Power's common stock. In connection with that transaction, DQE Enterprises entered into agreements with SatCon and Beacon Power pursuant to which, among other things, DQE Enterprises acts as exclusive distributor of Beacon Power's products, subject to certain exceptions, in seven Mid-Atlantic States and the District of Columbia. Beacon Power also entered into a consulting agreement with DQE Enterprises pursuant to which DQE Enterprises was compensated by Beacon Power in the amount of $150,000 per annum in exchange for consulting services provided by DQE Enterprises to Beacon Power. On
October 23, 1998, Beacon Power and DQE Enterprises modified this consulting arrangement so that Beacon Power was obligated to pay for DQE Enterprises' consulting services in shares of Beacon Power's common stock. On November 1, 1999, this agreement was further modified to provide for payment by Beacon Power to DQE Enterprises in shares of Beacon Power's class A preferred stock. In addition, the shares of Beacon Power's common stock that had been issued to DQE Enterprises under the consulting agreement were cancelled and shares of Beacon Power's class A preferred stock were issued to DQE Enterprises. On October 31, 2000, the consulting agreement was terminated, and Beacon Power issued 60,000 shares of its class A preferred stock to DQE Enterprises as a final payment.



    Beacon Power was organized by SatCon in May 1997 to continue the development and distribution of the stationary, terrestrial applications of our flywheel energy storage technology. DQE Enterprises owns of record more than five percent of our common stock, and Mr. Hurkmans, the President of DQE Enterprises, serves on our board of directors.



    BEACON POWER AND MECHANICAL TECHNOLOGY INCORPORATED



    On April 21, 2000, in connection with Beacon Power's bridge note and warrant financing, Mechanical Technology Incorporated loaned $1.2 million to Beacon Power and received a warrant to purchase 12,000 shares of Beacon Power's common stock. On May 23, 2000, pursuant to the terms of the third securities purchase agreement described above, Beacon Power issued 1,428,571 shares of its class F preferred stock and an additional warrant to purchase shares of Beacon Power's common stock to Mechanical Technology Incorporated. The exercise price of $2.25 and the number of shares subject to this additional warrant (1,333,333) were based on the initial public offering price of Beacon Power's common stock. In December 2000, Mechanical Technology Incorporated exercised this additional warrant pursuant to a cashless exercise provision contained in the warrant and received 985,507 shares of Beacon Power's common stock. The shares of class F preferred stock and the additional warrant were issued in consideration for the cancellation of the $1.2 million represented by the bridge note and an additional $4.8 million cash investment by Mechanical Technology Incorporated. On August 25, 2000, Mechanical Technology Incorporated exercised its warrant for 12,000 shares of Beacon Power's common stock in full for an aggregate exercise price of $50,400. Mechanical Technology Incorporated owns of record more than five percent of our common stock, and Mr. Goldberg, a director of Mechanical Technology Incorporated and co-chief executive officer of First Albany Companies Inc., serves on our board of directors. Mr. Goldberg also serves on Beacon Power's board of directors.



    ACQUISITION OF LING ELECTRONICS AND INVESTMENT BY MECHANICAL TECHNOLOGY
     INCORPORATED



    In October 1999, we acquired Ling Electronics, Inc. and Ling
Electronics, Ltd. from Mechanical Technology Incorporated. In consideration for the acquisition of Ling Electronics and an investment by Mechanical Technology Incorporated in SatCon, Mechanical Technology Incorporated received a total of 1,800,000 shares of our common stock and warrants to purchase an additional 100,000 shares of our common stock at an exercise price of $8.80 per share. On October 21, 1999, Mechanical Technology Incorporated funded $2,570,000 of its investment in us and received 370,800 shares of our common stock and issued a warrant to us to purchase 108,000 shares of Mechanical Technology Incorporated's common stock at an exercise price of $12.56 per share. At a second closing of Mechanical Technology Incorporated's investment, on January 31, 2000, we issued to Mechanical Technology Incorporated 659,200 shares of our common stock and a warrant to purchase an additional 64,000 shares of our common stock at an exercise price of $8.80 per share in exchange for $4,500,000 in cash and a warrant to purchase 192,000 shares of Mechanical Technology Incorporated's common stock at an exercise price of $12.56 per share. In connection with these transactions, Alan P. Goldberg, a director of Mechanical Technology Incorporated and co-chief executive officer of First Albany Companies Inc., was elected a member of our board of directors on November 15, 1999. We have also agreed to appoint an additional member to our board of directors based on recommendations by Mechanical Technology Incorporated, and Mechanical Technology Incorporated agreed to appoint Mr. Eisenhaure to its board of directors. Mr. Eisenhaure currently serves on the board of directors of Mechanical Technology Incorporated.



    PLUG POWER AND BEACON POWER



    As of December 31, 2000, Mechanical Technology Incorporated owned 1,800,000 shares of our common stock and warrants to purchase 100,000 shares of our common stock. As of December 31, 2000, Mechanical Technology Incorporated owned 13,704,315 shares, or 31.4%, of Plug Power's common stock. We sell electronic components to Plug Power, and we believe these transactions are on an arms-length basis. Sales transactions with Plug Power accounted for $53,000 and $34,000 in revenues in fiscal years 1999 and 2000, respectively. In addition, we perform funded research and development and sell power electronic boards and components to Beacon Power, and we believe these transactions are also on an arms-length basis. Sales transactions with Beacon Power accounted for $424,000, $73,000 and $471,000 in revenues in fiscal years 1998, 1999 and 2000, respectively.



    LOANS TO MICHAEL C. TURMELLE



    In October 1999 and December 1999, we loaned an aggregate of $85,000 to Mr. Turmelle. The loans were represented by two promissory notes for $10,000 and $75,000, respectively. Under the terms of the promissory notes, the loans bore interest at 5.74% per annum, and principal and interest was due and payable in full on December 15, 2000. On April 1, 2000, Mr. Turmelle repaid to SatCon $86,569, the entire principal amount of the loans plus all outstanding accrued interest. Mr. Turmelle is our Vice President, Chief Operating Officer and Secretary and is one of our directors.

    CONSULTING AGREEMENT WITH MARSHALL J. ARMSTRONG



    On July 19, 2000, we entered into a consulting agreement with Marshall J. Armstrong, one of our directors. In consideration for Mr. Armstrong providing consulting, advisory and related services under the consulting agreement, we have agreed to pay Mr. Armstrong $2,000 per day (which amount will be proportionately less for partial days) for services performed as well as reimbursement of reasonable and necessary expenses incurred by Mr. Armstrong in connection with the consulting agreement. As of December 31, 2000, we have paid Mr. Armstrong $3,000 under the terms of the consulting agreement.



    We believe that each of the transactions described above, other than the loan to Mr. Turmelle, was carried out on terms that were no less favorable to us than those that would have been obtained from unaffiliated third parties. We believe that the loan to Mr. Turmelle was a reasonable employee benefit based on Mr. Turmelle's tenure and position with SatCon.



    For executive officer compensation and option exercise information, see "Compensation of Executive Officers."


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) The following documents are filed as part of this Annual Report on Form 10-K/A:


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

3.  EXHIBITS:


    The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K/A.


(b) Reports on Form 8-K:

    We did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on March 5, 2001.


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


                       NAME                                    CAPACITY                    DATE
                       ----                                    --------                    ----
                                                     Chairman of the Board of
              /s/ DAVID B. EISENHAURE                  Directors, President and
     ----------------------------------------          Chief Executive Officer        March 5, 2001
                David B. Eisenhaure                    (Principal Executive
                                                       Officer)

                                                     Vice President, Chief
                 /s/ SEAN F. MORAN                     Financial Officer and
     ----------------------------------------          Treasurer (Principal           March 5, 2001
                   Sean F. Moran                       Financial and Principal
                                                       Accounting Officer)

              /s/ MICHAEL C. TURMELLE                Director, Vice President,
     ----------------------------------------          Chief Operating Officer and    March 5, 2001
                Michael C. Turmelle                    Secretary

             /s/ JAMES L. KIRTLEY, JR.
     ----------------------------------------        Director, Vice President, and    March 5, 2001
               James L. Kirtley, Jr.                   Chief Scientist

             /s/ MARSHALL J. ARMSTRONG
     ----------------------------------------        Director                         March 5, 2001
               Marshall J. Armstrong

               /s/ ALAN P. GOLDBERG
     ----------------------------------------        Director                         March 5, 2001
                 Alan P. Goldberg

              /s/ THOMAS A. HURKMANS
     ----------------------------------------        Director                         March 5, 2001
                Thomas A. Hurkmans

               /s/ GERALD L. WILSON
     ----------------------------------------        Director                         March 5, 2001
                 Gerald L. Wilson

                                 EXHIBIT INDEX


EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
2.1          Amended and Restated Asset Purchase Agreement among SatCon
             Film Microelectronics, Inc., Film Microelectronics Inc., and
             Albert R. Snider, dated as of April 3, 1997, is incorporated herein by reference to Exhibits to the Registrant's Current
             Report on Form 8-K dated April 16, 1997.
2.2          Stock Purchase Agreement, dated as of October 21, 1999, by and among the Registrant, Mechanical Technology
             Incorporated, Ling Electronics, Inc. and Ling Electronics,
             Ltd. is incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated October 21,
             1999.
2.3          Asset Purchase Agreement, dated as of November 16, 1999, by and between the Registrant and Northrop Grumman Corporation is incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated November 16,
             1999.
3.1          Certificate of Incorporation of the Registrant is
             incorporated herein by reference to Exhibits to the
             Registrant's Registration Statement on Form S-1 (File No.
             33-49286).
3.2          Bylaws of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on
             Form S-1 (File No. 33-49286).
3.3          Certificate of Amendment of Certificate of Incorporation of
             the Registrant, as filed with the Secretary of State of the
             State of Delaware on May 12, 1997, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
3.4          Bylaws Amendment of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
3.5          Certificate of Amendment of Certificate of Incorporation of
             the Registrant, as filed with the Secretary of State of the
             State of Delaware on March 17, 1999, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated August 25, 1999.
3.6          Certificate of Designation of Series and Statement of
             Variations of Relative Rights, Preferences and Limitations
             of Preferred Stock, dated as of August 25, 1999, relating to the Series A Preferred Stock is incorporated herein by
             reference to Exhibits to the Registrant's Current Report on
             Form 8-K dated August 25, 1999.
3.7          Certificate of Amendment of Certificate of Incorporation of
             the Registrant, as filed with the Secretary of State of the
             State of Delaware on March 15, 2000 is incorporated by
             reference to Exhibits to the Registrant's Annual Report on
             Form 10-K for the year ended September 30, 2000.
4.1          Specimen Certificate of Common Stock, $.01 par value, is
             incorporated herein by reference to Exhibits to the
             Registrant's Registration Statement on Form S-1 (File
             No. 33-49286).
10.1(*)      Employment Agreement, dated July 1, 1992, between the
             Registrant and David B. Eisenhaure is incorporated herein by reference to Exhibits to the Registrant's Registration
             Statement on Form S-1 (File No. 33-49286).
10.2(*)      Employment Agreement, dated July 1, 1992, between the
             Registrant and Michael C. Turmelle is incorporated herein by reference to Exhibits to the Registrant's Registration
             Statement on Form S-1 (File No. 33-49286).
10.3         Change of Control Letter Agreement, dated March 22, 2000,
             between the Registrant and Sean F. Moran is incorporated
             herein by reference to Exhibits to the Registrant's
             Quarterly Report on Form 10-Q for the period ended March 31,
             2000.
10.4(*)      1992 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on
             Form S-1 (File No. 33-49286).
10.5(*)      1994 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K
             for the year ended September 30, 1994.
10.6(*)      1996 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K
             for the year ended September 30, 1996.
10.7(*)      1998 Stock Incentive Plan is incorporated herein by
             reference to Exhibit B to the Registrant's Definitive
             Schedule 14A filed January 26, 1999.

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
10.8(*)      1999 Stock Incentive Plan is incorporated herein by
             reference to Exhibits to the Registrant's Annual Report on
             Form 10-K for the year ended September 30, 1999.
10.9         Lease, dated October 21, 1993, between the Registrant and
             Gunwyn/First Street Limited Partnership is incorporated
             herein by reference to Exhibits to the Registrant's
             Registration Statement on Form S-1 (File No. 33-49286) and
             First Amendment to Lease, dated June 22, 1998, by and
             between the Registrant and Gunwyn/First Street Limited
             Partnership is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the
             period ended September 30, 1998.
10.10        Manufacturing Agreement between Applied Materials, Inc. and its wholly-owned subsidiaries and the Registrant, dated as of February 20, 1997, is incorporated herein by reference to
             Exhibits to the Registrant's Quarterly Report on Form 10-Q
             for the period ended March 31, 1997.
10.11        Securities Purchase Agreement, dated as of May 28, 1997, by and among the Registrant, Beacon Power Corporation and DQE
             Enterprises, Inc. is incorporated herein by reference to
             Exhibits to the Registrant's Current Report on Form 8-K
             dated May 28, 1997.
10.12        Securities Purchase Agreement, dated as of October 23, 1998, by and among Beacon Power Corporation, Perseus Capital,
             L.L.C., DQE Enterprises, Inc., Micro Generation Technology
             Fund, L.L.C. and the Registrant is incorporated herein by
             reference to Exhibits to the Registrant's Current Report on
             Form 8-K dated October 23, 1998.
10.13        Amended and Restated License Agreement, dated as of October
             23, 1998, by and between the Registrant and Beacon Power
             Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October
             23, 1998.
10.14        Registration Rights Statement, dated as of October 23, 1998, by and among Beacon Power Corporation, Perseus Capital,
             L.L.C., DQE Enterprises, Inc., Micro Generation Technology
             Fund, L.L.C., and the Registrant, setting forth certain
             registration rights granted by the Registrant is
             incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated October 23,
             1998.
10.15        Registration Rights Statement, dated as of October 23, 1998, by and among Beacon Power Corporation, Perseus Capital,
             L.L.C., DQE Enterprises, Inc., Micro Generation Technology
             Fund, L.L.C. and the Registrant, setting forth certain
             registration rights granted by Beacon Power Corporation is incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated October 23,
             1998.
10.16        Lease, dated February 27, 1996, by and between the
             Registrant and Diamond Management, Inc. is incorporated
             herein by reference to Exhibits to the Registrant's Annual
             Report on Form 10-K for the year ended September 30, 1998.
10.17        Lease, dated March 5, 1998, by and between the Registrant
             and Harold W. Slovin is incorporated herein by reference to
             Exhibits to the Registrant's Annual Report on Form 10-K for
             the year ended September 30, 1998.
10.18        North America Distributor Agreement, dated June 4, 1998, by and between SatCon Film Microelectronics, Inc., a division of the Registrant, and Falcon Electronics, Inc. is
             incorporated herein by reference to Exhibits to the
             Registrant's Annual Report on Form 10-K for the year ended
             September 30, 1998.
10.19        Asset Purchase Agreement, dated as of January 4, 1999, among
             K&D MagMotor Corp., the Registrant, Inductive Components,
             Inc., Lighthouse Software, Inc. and Thomas Glynn is
             incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated January 4,
             1999.
10.20        Asset Purchase Agreement, dated as of March 31, 1999, by and between HyComp, Inc. and HyComp Acquisition Corp., a
             wholly-owned subsidiary of the Registrant, is incorporated herein by reference to Exhibits to the Registrant's
             Quarterly Report on Form 10-Q for the period ended June 30,
             1999.

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
10.21        Note Purchase Agreement, dated as of June 22, 1999, by and among Beacon Power Corporation, Perseus Capital, L.L.C., DQE
             Enterprises, Inc., Micro Generation Technology Fund, L.L.C.
             and the Registrant is incorporated herein by reference to
             Exhibits to the Registrant's Quarterly Report on Form 10-Q
             for the period ended June 30, 1999.
10.22        Note and Warrant Purchase Agreement, dated as of August 2,
             1999, by and among Beacon Power Corporation, Perseus
             Capital, L.L.C., DQE Enterprises, Inc., Micro Generation
             Technology Fund, L.L.C. and the Registrant is incorporated herein by reference to Exhibits to the Registrant's
             Quarterly Report on Form 10-Q for the period ended June 30,
             1999.
10.23        License and Technical Assistance Agreement, dated as of June
             7, 1999, by and between Delco Remy America, Inc. and the
             Registrant is incorporated herein by reference to Exhibits to the Registrant's Amendment No. 1 to the Quarterly Report
             on Form 10-Q for the period ended March 31, 1999.
10.24        Securities Purchase Agreement, dated as of August 25, 1999, among the Registrant and the purchasers listed on Schedule I thereto is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated August 25,
             1999.
10.25        Registration Rights Agreement, dated as of August 25, 1999, among the Registrant and the investors named on the
             signature pages thereof is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K
             dated August 25, 1999.
10.26        Form of Warrants issued on August 25, 1999 in connection
             with the sale of the Series A Preferred Stock is
             incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated August 25,
             1999.
10.27        Securities Purchase Agreement, dated as of October 21, 1999, between the Registrant and Mechanical Technology
             Incorporated is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October
             21, 1999.
10.28        SatCon Registration Rights Agreement, dated as of October
             21, 1999, between the Registrant and Mechanical Technology
             Incorporated is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October
             21, 1999.
10.29        MTI Registration Rights Agreement, dated as of October 21,
             1999, between Mechanical Technology Incorporated and the
             Registrant is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October
             21, 1999.
10.30        Form of Stock Purchase Warrant issued on October 21, 1999 by the Registrant to Mechanical Technology Incorporated is
             incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated October 21,
             1999.
10.31        Form of Stock Purchase Warrant issued on October 21, 1999 by
             Mechanical Technology Incorporated to the Registrant is
             incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated October 21,
             1999.
10.32        Sublease, dated November 16, 1999, between the Registrant
             and Northrop Grumman Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on
             Form 8-K dated November 16, 1999.
10.33        Transition Services Agreement, dated as of November 16,
             1999, between the Registrant and Northrop Grumman
             Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated
             November 16, 1999.
10.34        Memorandum of Understanding, entered into on November 16,
             1999, between the Registrant and Northrop Grumman
             Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated
             November 16, 1999.
10.35        Registration Rights Agreement, dated as of November 16,
             1999, between the Registrant and Northrop Grumman
             Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated
             November 16, 1999.
10.36        Stock Purchase Warrant issued on February 4, 2000 by the
             Registrant to Northrop Grumman Corporation is incorporated herein by reference to the Registrant's Quarterly Report on
             Form 10-Q for the period ended December 31, 1999.

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
10.37        Promissory Note, dated October 6, 1999, made in favor of the
             Registrant by Michael C. Turmelle in the amount of $10,000, together with Promissory Note, dated December 6, 1999, made in favor of the Registrant by Michael C. Turmelle in the
             amount of $75,000, is incorporated herein by reference to
             the Registrant's Quarterly Report on Form 10-Q for the
             period ended December 31, 1999.
10.38        Demand Promissory Note, dated February 25, 2000, made in
             favor of the Registrant by Beacon Power Corporation in the amount of $300,000, together with First Amendment to Demand
             Promissory Note, dated March 16, 2000 is incorporated by
             reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
10.39        Consulting Agreement, dated July 19, 2000, between the
             Registrant and Marshall J. Armstrong is incorporated herein by reference to the Registrant's Quarterly Report on Form
             10-Q for the period ended June 30, 2000.
10.40        Agreement between the Department of Energy and the
             Registrant is incorporated by reference to Exhibits to the
             Registrant's Annual Report on Form 10-K for the year ended
             September 30, 2000.
10.41        Master Lease Agreement, dated as of August 31, 2000, by and between General Electric Corporation and the Registrant is incorporated by reference to Exhibits to the Registrant's
             Quarterly Report on Form 10-Q for the period ended
             December 31, 2000.
16           Letter Regarding Registrant's Change in Certifying
             Accountant is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated May 12,
             1999.
21.1         Subsidiaries of the Registrant.
23.1         Consent of Arthur Andersen LLP.
23.2         Consent of PricewaterhouseCoopers LLP.
99           Risk Factors.


------------------------

(*) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K for the year ended
    September 30, 1999.