Form 10-K/A
period 2000-09-30
SATCON TECHNOLOGY CORP
filed 2001-04-02
CIK 889423

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    This Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 is being filed solely for the purspose of filing financial statements of Beacon Power Corporation in accordance with the requirements of Rule 3-09 of Regulation S-X.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART II: FINANCIAL STATEMENTS OF BEACON POWER CORPORATION

Independent Auditors' Report................................      2

Consolidated Balance Sheets at December 31, 2000 and 1999...      3

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998 and for the Period May 8,
  1997 (date of inception) to December 31, 2000.............      4

Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 2000, 1999 and 1998 and
  for the Period May 8, 1997 (date of inception) to December
  31, 2000..................................................      5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998 and for the Period May 8,
  1997 (date of inception) to December 31, 2000.............      8

Notes to Consolidated Financial Statements..................      9

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of

Beacon Power Corporation:

    We have audited the accompanying consolidated balance sheets of Beacon Power Corporation and subsidiary (the "Company") (a development stage company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the three years ended December 31, 2000 and for the period from May 8, 1997 (date of inception) through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beacon Power Corporation and subsidiary as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years ended December 31, 2000 and the period from May 8, 1997 (date of inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 9, 2001

                    BEACON POWER CORPORATION AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
Assets
Current assets:
  Cash and cash equivalents.................................  $ 62,497,102   $    234,350
  Inventory.................................................       207,613             --
  Prepaid expenses and other current assets.................       857,137         15,987
                                                              ------------   ------------
    Total current assets....................................    63,561,852        250,337
Property and equipment, Net (Note 3)........................     3,417,884        566,013
Prepaid financing costs.....................................            --         81,934
Deposits....................................................       673,278         57,150
Other assets................................................        84,992         18,066
                                                              ------------   ------------
Total assets................................................  $ 67,738,006   $    973,500
                                                              ============   ============
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
  Accounts payable..........................................  $  1,728,330   $    413,146
  Accrued compensation and benefits.........................       277,086        109,206
  Accrued interest..........................................            --        164,140
  Accrued loss on sales commitments.........................            --        325,000
Due to related party (Note 15)..............................        52,725             --
  Dividends payable (Note 10)...............................     1,159,373             --
  Other accrued expenses....................................       981,671         43,222
  Current portion of capital lease obligations (Note 5).....       138,648         73,291
                                                              ------------   ------------
    Total current liabilities...............................     4,337,833      1,128,005
Dividends payable (Notes 7, 8 and 16).......................            --        749,005
Notes payable to investors (Note 4).........................            --      3,150,000
Capital lease obligations, net of current portion (Note
  5)........................................................        92,245          2,875
Commitments (Note 6)
Class D redeemable convertible preferred stock (liquidation
  preference of $4,750,000).................................            --      4,534,816
Stockholders' equity (deficiency):
  Preferred stock:
    Class A Convertible, $.01 par value; 6,000,000 shares
      authorized, 4,767,907 shares issued and outstanding in
      1999 (liquidation preference $21,217,186).............            --      5,741,451
    Class B Convertible, $.01 par value; 1 share authorized;
      no shares issued and outstanding......................            --             --
    Class C Convertible, $.01 par value; 6 shares
      authorized, issued and outstanding in 1999............            --         29,866
    Preferred stock, par value $.01; 10,000,000 authorized;
      no shares issued or outstanding.......................            --             --
  Common stock, $.01 par value; 110,000,000 shares
    authorized; 42,033,314 and 16,848 shares issued and
    outstanding in 2000 and 1999, respectively..............       420,333            168
  Deferred consulting expense, net..........................            --       (100,000)
  Deferred stock compensation...............................    (2,070,659)       (56,648)
  Additional paid-in capital................................   132,958,758        515,318
  Deficit accumulated during the development stage..........   (68,000,504)   (14,721,356)
                                                              ------------   ------------
    Total stockholders' equity (deficiency).................    63,307,928     (8,591,201)
                                                              ------------   ------------
Total liabilities and stockholders' equity (deficiency).....  $ 67,738,006   $    973,500
                                                              ============   ============

                See notes to consolidated financial statements.

                    BEACON POWER CORPORATION AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       CUMULATIVE
                                                                                          FROM
                                                                                      MAY 8, 1997
                                                                                        (DATE OF
                                                                                       INCEPTION)
                                            YEAR ENDED    YEAR ENDED    YEAR ENDED      THROUGH
                                           DECEMBER 31    DECEMBER 31   DECEMBER 31   DECEMBER 31
                                               2000          1999          1998           2000
                                           ------------   -----------   -----------   ------------
Revenue..................................  $     50,000   $   268,868   $        --   $    551,184

Operating expenses:
  Selling, general and administrative....     4,630,915     1,558,985     1,188,165      8,546,536
  Research and development...............    12,714,823     3,506,031     3,523,572     22,036,300
  Loss on sales commitments..............        50,974       325,000            --        375,974
  Depreciation and amortization..........       401,013       218,594        78,208        697,815
                                           ------------   -----------   -----------   ------------
    Total operating expenses.............    17,797,725     5,608,610     4,789,945     31,656,625
                                           ------------   -----------   -----------   ------------
Loss from operations.....................   (17,747,725)   (5,339,742)   (4,789,945)   (31,105,441)

Other income (expense):
  Interest income........................       747,202        25,118        11,277        900,245
  Interest expense.......................      (370,299)     (356,869)      (14,730)      (741,898)
  Other income (expense).................       (47,216)           --            --        (47,216)
                                           ------------   -----------   -----------   ------------
    Total other income (expense), net....       329,687      (331,751)       (3,453)       111,131
                                           ------------   -----------   -----------   ------------

Net loss.................................   (17,418,038)   (5,671,493)   (4,793,398)   (30,994,310)

Preferred stock dividends (Note 10)......   (35,796,675)     (916,852)     (112,153)   (36,825,680)

Accretion of redeemable convertible
  preferred stock........................       (64,435)      (41,671)       (6,908)      (113,014)
                                           ------------   -----------   -----------   ------------

Loss to common shareholders..............  $(53,279,148)  $(6,630,016)  $(4,912,459)  $(67,933,004)
                                           ============   ===========   ===========   ============

Loss per share--basic and diluted........  $     (10.77)  $   (393.52)  $   (291.58)
                                           ============   ===========   ===========

Weighted-average common shares
  outstanding............................     4,946,411        16,848        16,848
                                           ============   ===========   ===========

                See notes to consolidated financial statements.

                    BEACON POWER CORPORATION AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                                   CLASS A                  CLASS C
                                                               PREFERRED STOCK          PREFERRED STOCK         COMMON STOCK
                                                           ------------------------   -------------------   ---------------------
                                                             SHARES       AMOUNT       SHARES     AMOUNT      SHARES      AMOUNT
                                                           ----------   -----------   --------   --------   ----------   --------
Balance at May 8, 1997 (Date of Inception)...............          --   $        --        --    $     --           --   $     --
Issuance of founder's shares.............................                                                    6,750,000     67,500
Issuance of Class A preferred stock......................   1,125,000     5,000,000
Recapitalization.........................................   3,373,313        67,466                         (6,746,626)   (67,466)
Rounding for fractional shares...........................                                                           (2)
Issuance of Class C preferred and common stock...........                                   6      29,866       13,476        134
Accrual of consulting expense............................
Repayment of subscription receivable.....................
Net loss.................................................
                                                           ----------   -----------   --------   --------   ----------   --------
Balance, December 31, 1997...............................   4,498,313     5,067,466         6      29,866       16,848        168

Issuance of Class A preferred stock for services.........     120,000       300,000
Issuance of Class A preferred stock for services and
  interest on loans......................................       4,594        11,485
Dividend on Class D redeemable convertible preferred
  stock..................................................
Repayment of subscription receivable.....................
Amortization of deferred consulting expense, net.........
Accretion of redeemable preferred stock to redemption
  value..................................................
Net loss.................................................
                                                           ----------   -----------   --------   --------   ----------   --------
Balance, December 31, 1998...............................   4,622,907     5,378,951         6      29,866       16,848        168

Issuance of Class A preferred stock for services.........     145,000       362,500
Dividend on Class D redeemable convertible preferred
  stock..................................................
Deferred stock compensation..............................
Amortization of deferred stock compensation..............
Amortization of deferred consulting expense, net.........
Issuance of warrants to holders of Class D redeemable
  convertible preferred stock............................
Issuance of warrants for bridge loans....................
Accretion of redeemable preferred stock to redemption
  value..................................................
Net loss.................................................
                                                           ----------   -----------   --------   --------   ----------   --------
Balance, December 31, 1999...............................   4,767,907     5,741,451         6      29,866       16,848        168
                                                           ==========   ===========   ========   ========   ==========   ========

Dividends on redeemable convertible preferred stock......
Issuance of warrants.....................................
Deferred stock compensation..............................
Amortization of deferred stock compensation..............
Accretion of redeemable preferred stock to redemption
  value..................................................
Proceeds from stock offering.............................                                                    9,200,000     92,000
Conversion of Class A preferred stock....................  (4,767,907)   (5,741,451)                         9,535,814     95,358
Conversion of Class C preferred stock....................                                  (6)    (29,866)          12
Conversion of redeemable convertible preferred stock.....                                                   19,823,704    198,237
Deferred consulting......................................
Common stock issuance for consulting.....................                                                      134,464      1,345
Payment of accrued dividend..............................                                                      859,330      8,593
Cashless warrant exercise................................                                                    1,982,876     19,829
Exercise of stock options................................                                                      480,266      4,803
Net loss.................................................
                                                           ----------   -----------   --------   --------   ----------   --------
Balance, December 31, 2000...............................          --   $        --        --    $     --   42,033,314   $420,333
                                                           ==========   ===========   ========   ========   ==========   ========

                See notes to consolidated financial statements.

                    BEACON POWER CORPORATION AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)

                                               DEFERRED      DEFERRED      ADDITIONAL       STOCK
                                              CONSULTING      STOCK         PAID-IN      SUBSCRIPTION   ACCUMULATED
                                               EXPENSE     COMPENSATION     CAPITAL       RECEIVABLE      DEFICIT
                                              ----------   ------------   ------------   ------------   ------------
Balance at May 8, 1997 (Date of
  Inception)................................  $      --    $        --    $         --   $        --    $         --
Issuance of founder's shares................                                                                 (67,500)
Issuance of Class A preferred stock for
  services..................................                                              (5,000,000)
Recapitalization............................
Rounding for fractional shares..............
Issuance of Class C preferred and common
  stock.....................................
Accrual of consulting expense...............     87,500
Repayment of subscription receivable........                                               2,992,492
Net loss....................................                                                              (3,111,381)
                                              ---------    -----------    ------------   -----------    ------------
Balance, December 31, 1997..................     87,500             --              --    (2,007,508)     (3,178,881)

Issuance of Class A preferred stock for
  services..................................   (150,000)
Issuance of Class A preferred stock for
  services and interest on loans............
Dividend on Class D redeemable convertible
  preferred stock...........................                                                                (112,153)
Repayment of subscription receivable........                                               2,007,508
Amortization of deferred consulting expense,
  net.......................................     25,000
Accretion of redeemable preferred stock to
  redemption value..........................                                                                  (6,908)
Net loss....................................                                                              (4,793,398)
                                              ---------    -----------    ------------   -----------    ------------
Balance, December 31, 1998..................    (37,500)            --              --            --      (8,091,340)

Issuance of Class A preferred stock.........   (125,000)
Dividend on Class D redeemable convertible
  preferred stock...........................                                                                (636,852)
Deferred stock compensation.................                   (65,318)         65,318
Amortization of deferred stock
  compensation..............................                     8,670
Amortization of deferred consulting expense,
  net.......................................     62,500
Issuance of warrants to holders of Class D
  redeemable convertible preferred stock....                                   280,000                      (280,000)
Issuance of warrants for bridge loans.......                                   170,000
Accretion of redeemable preferred stock to
  redemption value..........................                                                                 (41,671)
Net loss....................................                                                              (5,671,493)
                                              ---------    -----------    ------------   -----------    ------------
Balance, December 31, 1999..................   (100,000)       (56,648)        515,318            --     (14,721,356)
                                              =========    ===========    ============   ===========    ============

Dividends on redeemable convertible
  preferred stock...........................                                                              (1,496,675)
Issuance of warrants........................                                36,070,366                   (34,300,000)
Deferred stock compensation.................                (2,944,649)      2,944,649
Amortization of deferred stock
  compensation..............................                   930,638
Accretion of redeemable preferred stock to
  redemption value..........................                                                                 (64,435)
Proceeds from stock offering, net of
  expenses..................................                                49,249,537
Conversion of Class A preferred stock.......                                 5,646,093
Conversion of Class C preferred stock.......                                    29,866
Conversion of redeemable convertible
  preferred stock...........................                                36,496,431
Deferred consulting.........................    598,284
Common stock issuance for consulting........   (498,284)                       496,939
Payment of accrued dividend.................                                 1,077,714
Cashless warrant exercise...................                                   (19,829)
Exercise of stock options...................                                   451,674
Net loss....................................                                                             (17,418,038)
                                              ---------    -----------    ------------   -----------    ------------
Balance, December 31, 2000..................  $      --    $(2,070,659)   $132,958,758   $         0    $(68,000,504)
                                              =========    ===========    ============   ===========    ============

                See notes to consolidated financial statements.

                    BEACON POWER CORPORATION AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)

                                                                  TOTAL
                                                              STOCKHOLDERS'
                                                              (DEFICIENCY)
                                                                 EQUITY
                                                              -------------
Balance at May 8, 1997 (Date of Inception)..................            --
Issuance of founder's shares................................            --
Issuance of Class A preferred stock for services............            --
Recapitalization............................................            --
Rounding for fractional shares..............................            --
Issuance of Class C preferred and common stock..............        30,000
Accrual of consulting expense...............................        87,500
Repayment of subscription receivable........................     2,992,492
Net loss....................................................    (3,111,381)
                                                              ------------
Balance, December 31, 1997..................................        (1,389)

Issuance of Class A preferred stock for services............       150,000
Issuance of Class A preferred stock for services and
  interest on loans.........................................        11,485
Dividend on Class D redeemable convertible preferred
  stock.....................................................      (112,153)
Repayment of subscription receivable........................     2,007,508
Amortization of deferred consulting expense, net............        25,000
Accretion of redeemable preferred stock to redemption
  value.....................................................        (6,908)
Net loss....................................................    (4,793,398)
                                                              ------------
Balance, December 31, 1998..................................    (2,719,855)

Issuance of Class A preferred stock.........................       237,500
Dividend on Class D redeemable convertible preferred
  stock.....................................................      (636,852)
Deferred stock compensation.................................            --
Amortization of deferred stock compensation.................         8,670
Amortization of deferred consulting expense, net............        62,500
Issuance of warrants to holders of Class D redeemable
  convertible preferred stock...............................            --
Issuance of warrants for bridge loans.......................       170,000
Accretion of redeemable preferred stock to redemption
  value.....................................................       (41,671)
Net loss....................................................    (5,671,493)
                                                              ------------
Balance, December 31, 1999..................................    (8,591,201)
                                                              ============

Dividends on redeemable convertible preferred stock.........    (1,496,675)
Issuance of warrants........................................     1,770,366
Deferred stock compensation.................................            --
Amortization of deferred stock compensation.................       930,638
Accretion of redeemable preferred stock to redemption
  value.....................................................       (64,435)
Proceeds from stock offering................................    49,341,537
Conversion of Class A preferred stock.......................            --
Conversion of Class C preferred stock.......................            --
Conversion of redeemable convertible preferred stock........    36,694,668
Deferred consulting.........................................       598,284
Common stock issuance for consulting........................            --
Payment of accrued dividend.................................     1,086,307
Cashless warrant exercise...................................            --
Exercise of stock options...................................       456,477
Net loss....................................................   (17,418,038)
                                                              ------------
Balance, December 31, 2000..................................  $ 63,307,928
                                                              ============

                See notes to consolidated financial statements.

                    BEACON POWER CORPORATION AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                CUMULATIVE
                                                                                                   FROM
                                                                                               MAY 8, 1997
                                                                                                 (DATE OF
                                                                                                INCEPTION)
                                                     YEAR ENDED    YEAR ENDED    YEAR ENDED      THROUGH
                                                    DECEMBER 31    DECEMBER 31   DECEMBER 31   DECEMBER 31
                                                        2000          1999          1998           2000
                                                    ------------   -----------   -----------   ------------
Cash flows from operating activities:
  Net loss........................................  $(17,418,038)  $(5,671,493)  $(4,793,398)  $(30,994,310)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization.................       401,013      218,594        78,208         697,815
    Loss on sale of fixed assets..................        47,416           --            --          47,416
    Interest expense relating to issuance of
      warrants....................................       201,000      170,000            --         371,000
    Amortization of deferred consulting expense,
      net.........................................       598,284      300,000       175,000       1,160,784
    Amortization of deferred stock compensation...       930,638           --            --         930,638
    Warrants issued for consulting services.......     1,569,366           --            --       1,569,366
    Accrued loss on sales commitments.............        50,974      325,000            --         375,974
    Services and interest expense paid in
      preferred stock.............................            --           --        11,485          11,485
  Changes in operating assets and liabilities:
    Inventory.....................................      (207,613)          --            --        (207,613)
    Prepaid expenses and other current assets.....      (841,150)       4,320         4,320        (857,137)
    Accounts payable..............................     1,315,184     (409,577)      772,723       1,728,330
    Accrued compensation and benefits.............       167,880       41,023        37,141         277,086
    Accrued interest..............................       111,420      164,140            --         275,560
    Due to related party..........................        52,725      (18,611)       18,611          52,725
    Accrued loss on sales commitments.............      (375,974)          --            --        (375,974)
    Other accrued expenses and current
      liabilities.................................       938,449       36,270       (16,359)        990,341
                                                    ------------   -----------   -----------   ------------
    Net cash used in operating activities.........   (12,458,426)  (4,840,334)   (3,722,409)    (23,946,514)

Cash flows from investing activities:
  Increase in other assets........................      (683,054)    (110,180)      (19,823)       (840,204)
  Repayment of note receivable from officer.......            --           --        40,000              --
  Purchases of property and equipment.............    (3,019,266)    (350,881)     (257,423)     (3,627,570)
                                                    ------------   -----------   -----------   ------------
    Net cash used in investing activities.........    (3,702,320)    (461,061)     (237,246)     (4,467,774)

Cash flows from financing activities:
  Initial public stock offering, net of
    expenses......................................    49,341,537           --            --      49,341,537
  Exercise of employee stock options..............       456,477           --            --         456,477
  Issuance of preferred stock.....................    28,351,792           --     4,486,237      32,868,028
  Repayment of subscription receivable............            --           --     2,007,508       5,000,000
  Repayment of capital leases.....................      (126,307)    (105,406)      (72,939)       (304,652)
  Proceeds from notes payable issued to
    investors.....................................       400,000    3,150,000            --       3,550,000
                                                    ------------   -----------   -----------   ------------
    Net cash provided by financing activities.....    78,423,498    3,044,594     6,420,806      90,911,390

Increase (decrease) in cash and cash
  equivalents.....................................    62,262,752   (2,256,801)    2,461,151      62,497,102

Cash and cash equivalents, beginning of period....       234,350    2,491,151        30,000              --
                                                    ------------   -----------   -----------   ------------

Cash and cash equivalents, end of period..........  $ 62,497,102   $  234,350    $2,491,151    $ 62,497,102
                                                    ============   ===========   ===========   ============

                See notes to consolidated financial statements.

                    BEACON POWER CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND OPERATIONS

    NATURE OF BUSINESS. Beacon Power Corporation (the "Company" or "Beacon") (a development stage company) was incorporated on May 8, 1997 as a wholly owned subsidiary of SatCon Technology Corporation ("SatCon"). Since its inception, Beacon has been engaged in the development of flywheel devices for storing and transmitting kinetic energy. During the fourth quarter of 2000, the Company shipped its first seven units. Because the Company has not yet generated a significant amount of revenue from its principal operations, it is continuing to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7. The Company has a single operating segment, manufacturing alternative power sources. The Company has no organizational structure dictated by product lines, geography or customer type.

    OPERATIONS. The Company has experienced net losses since its inception and, as of December 31, 2000, had an accumulated deficit of approximately
$68.0 million. The Company is currently facing the challenge of ongoing development and refinement of its commercial product. This ongoing research and development is expected to require significant outlays of capital. As discussed in Note 10, during the fourth quarter of 2000, the Company completed an initial public offering of its common stock and raised approximately $49.3 million net of offering expenses. Management believes that this funding is sufficient to continue its operations as a going concern through at least December 31, 2001.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    ACCOUNTING PRINCIPLES. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America.

    CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and its subsidiary Beacon Power Securities Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

    RECAPITALIZATION. The accompanying financial statements reflect a recapitalization of the Company in 1997 when one shareholder exchanged shares of common stock for Class A preferred stock.

    STOCK SPLIT. The accompanying financial statements reflect a 2-for-1 split of the Company's common stock, which occurred immediately prior to the effectiveness of the Company's initial public stock offering. All share and per share information herein has been retroactively restated to reflect this split.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    USE OF ESTIMATES. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS. Cash and cash equivalents include demand deposits and highly liquid investments with maturity of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value.

    INVENTORY. Inventory consists of raw materials at December 31, 2000 and is carried at the lower of cost or market utilizing the first-in first-out ("FIFO") method.

    PROPERTY AND EQUIPMENT. Property and equipment, including leasehold improvements, are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

    PREPAID FINANCING COSTS. Prepaid financing costs consist of legal, financing and other related expenses incurred in connection with the Class E financing and the initial public offering of the Company's common stock completed during the year ending December 31, 2000. Prepaid financing costs are netted against the proceeds of the offering.

    OTHER ASSETS. Other assets consist of unamortized legal expenses related to patents.

    LOSS ON SALES COMMITMENTS. Substantially all of the Company's sales commitments are firm and have fixed-prices. Revenue and cost of revenue on such sales commitments are recorded as deliveries are made. The direct costs to manufacture products covered by the Company's firm sales commitments are in excess of the fixed selling prices. Direct costs consist of materials and direct labor costs. These excess costs have been estimated and accrued as losses on sales commitments in the period in which the sales commitment is made. Estimates of costs to manufacture products are reviewed and revised periodically and changes in estimated losses from such revisions are recorded in the accounting period in which the revisions are made. At December 31, 2000, no estimated losses on sales commitments are anticipated.

    LONG-LIVED ASSETS. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The conditions considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable. The Company recognizes a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows. The Company's analyses indicate that there has been no impairment of long-lived assets.

    REVENUE RECOGNITION. Revenue relates to work performed under research and development contracts and delivery of units. Revenue is recognized as services are performed or when products are shipped and all related costs are estimable.

    STOCK-BASED COMPENSATION. Compensation expense associated with awards of stock or options to employees is measured using the intrinsic-value method. Deferred compensation expense associated with awards to non-employees is measured using the fair-value method and is amortized over the vesting period of three years using an accelerated calculation under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

    INCOME TAXES. Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and tax loss and credit carryforwards using the currently enacted tax rates and laws. A valuation allowance is provided to the extent realization of deferred tax assets is not considered more likely than not.

    RESEARCH AND DEVELOPMENT. Research and development costs are expensed as incurred.

    FINANCIAL INSTRUMENTS. The carrying amount of cash and cash equivalents, accounts payable, accrued expenses, notes payable to investors and capital lease obligations approximate their fair values.

    CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. Substantially all of the Company's cash and cash equivalents are managed by one financial institution. At December 31, 2000 and 1999, the Company had cash balances at a financial institution in excess of federally insured limits.

However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

    COMPREHENSIVE LOSS. Comprehensive loss is the same as net loss for all periods presented.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement, as amended, is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on January 1, 2000, did not have a material impact on the Company's financial condition or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 established guidelines for revenue recognition and was implemented by the Company in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company's financial condition or results of operations.

    LOSS PER SHARE--BASIC AND DILUTED. Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share was computed in the same manner. At December 31, 2000 the impact of the Company's outstanding potential common shares, including options and warrants (computed using the treasury stock method) totaling 9,084,625 shares, were excluded from the calculation because such items were antidilutive.

3.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31:

                                           ESTIMATED
                                             USEFUL
                                             LIVES         2000        1999
                                           ----------   ----------   ---------
Machinery and equipment..................   5 years     $  694,486   $ 298,180
Furniture and fixtures...................   7 years         54,433      41,521
Office equipment.........................   3 years      1,217,263     159,894
Leasehold improvements...................  Lease term    1,489,569     108,809
Equipment under capital lease
  obligations............................  Lease term      535,450     254,411
                                                        ----------   ---------
    Total................................                3,991,201     862,815
Less accumulated depreciation and
  amortization...........................                 (573,317)   (296,802)
                                                        ----------   ---------
Property and equipment, net..............               $3,417,884   $ 566,013
                                                        ==========   =========

4.  NOTES PAYABLE TO INVESTORS

    At December 31, 1999, notes payable to investors consisted of Senior Secured Convertible Promissory Notes (the "Senior Notes") held by the Company's primary investors. The Senior Notes called for interest to be payable at an annual rate of 12.5%, increasing to 15% after six months if the Class E redeemable convertible preferred stock ("Class E Stock") funding had not occurred at that time. In connection with the issuance of the Senior Notes, the investors received warrants to purchase shares of the Company's common stock (see Note
10). On April 7, 2000, the Senior Notes and accrued interest were converted into Class E Stock. The Class E Stock was later converted into common stock as a result of the Company's initial public stock offering during the fourth quarter of 2000.

5.  CAPITAL LEASE OBLIGATIONS

    The Company leases equipment under capital lease agreements expiring through January 2003. Future obligations under such capital leases as of December 31, 2000 are as follows:

2001........................................................  $ 159,043
2002........................................................     94,392
2003........................................................      2,580
                                                              ---------
                                                                256,014
Less amount representing interest...........................    (25,121)
                                                              ---------
                                                                230,893
Less current portion of capital lease obligations...........   (138,648)
                                                              ---------
Capital lease obligations, excluding current portion........  $  92,245
                                                              =========

6.  COMMITMENTS

    The Company leases office and light manufacturing space under an operating lease through September 30, 2007 and has an operating lease for certain office equipment expiring October 2001. At December 31, 2000, the Company has provided the lessor with an irrevocable letter of credit in the amount of $450,000. This letter of credit is secured by a cash deposit. The Company is also obligated under leases for its former office and light manufacturing space which expired January 30, 2001

    Future minimum annual lease payments under non-cancelable operating leases as of December 31, 2000 are as follows:

2001........................................................  $477,387
2002........................................................   461,622
2003........................................................   490,675
2004........................................................   490,675
2005........................................................   500,359
Thereafter..................................................  $926,472

    Total rent expense was $473,576, $199,405 and $146,255, during 2000, 1999 and 1998, respectively.

7.  PREFERRED STOCK

    CLASS A CONVERTIBLE PREFERRED STOCK. Each share of Class A convertible preferred stock ("Class A Stock") was convertible into two shares of common stock at the option of the holder. The Class A Stock was nonvoting. The Class A Stock plus accrued dividends automatically converted into shares of common stock as a result of the public offering of common stock of the Company during the fourth quarter of 2000.

    CLASS B AND C CONVERTIBLE PREFERRED STOCK. The Company authorized both Class B and C convertible preferred stock of which only Class C shares were outstanding at December 31, 1999. Class B shares were never issued. Class C convertible preferred stock ("Class C Stock") was convertible into two shares of common stock at the option of the holder. The holders of the Class C Stock had voting rights equivalent to the number of shares of common stock into which their shares of Class C Stock converted. The Class C Stock plus accrued dividends automatically converted into shares of common stock as a result of the public offering of common stock of the Company during the fourth quarter of 2000.

8.  REDEEMABLE PREFERRED STOCK

    CLASS D REDEEMABLE CONVERTIBLE PREFERRED STOCK. The Company authorized 6,000,000 shares of Class D redeemable convertible preferred stock ("Class D Stock") with a par value of $.01 per share. On October 23, 1998, the Company issued 1,900,000 shares of Class D Stock and received net proceeds of approximately $4,486,000. Issuance costs totaled approximately $264,000 and were being accreted to the carrying value of the Class D Stock over the period to the stock's earliest redemption date. Each share of Class D Stock was convertible into two shares of common stock at the option of the holder. The Class D Stock earned cumulative dividends at an annual rate of 12.5% through May 23, 2000 and 6% on and after this date, payable quarterly. Dividends could be paid in shares of Class D Stock through May 23, 2000 after which they could be paid only in cash. The Class D Stock plus dividends totaling $1,025,204 were automatically converted into 4,620,164 shares of common stock as a result of the public offering of common stock of the Company during the fourth quarter of 2000. Cumulative dividends from May 23, 2000 to November 22, 2000 not paid on Class D Stock total $174,216 as of December 31, 2000. These dividends were paid in full in February 2001.

    CLASS E REDEEMABLE CONVERTIBLE PREFERRED STOCK. During April 2000, the Company authorized 2,000,000 shares of $.01 par value per share Class E redeemable convertible preferred Stock (Class E Stock). On April 7, 2000, the Company converted $3,550,000 of bridge loans plus interest of $275,559 into 1,226,141 shares of Class E Stock (the "Class E conversion"). Each share of Class E Stock was convertible into two shares of common stock at the option of the holder. The Class E Stock earned cumulative dividends at an annual rate of 12.5% through May 23, 2000 and 6% on and after this date, payable quarterly. Dividends could be paid in shares of Class E Stock through May 23, 2000 and after which they could be paid only in cash. The Class E Stock plus dividends totaling $61,103 were automatically converted into 2,491,448 shares of common stock as a result of the public offering of common stock of the Company during the fourth quarter of 2000. Cumulative dividends from May 23, 2000 to November 22, 2000 not paid on Class E Stock total $117,304 as of December 31, 2000. These dividends were paid in full in February 2001.

    CLASS F REDEEMABLE CONVERTIBLE PREFERRED STOCK. During May 2000 the Company authorized 7,500,000 shares of $.01 par value Class F redeemable convertible preferred Stock (Class F Stock). On May 23, 2000, the Company sold 6,785,711 shares of Class F Stock for a total of $28,500,000, and simultaneously, outstanding Class F Bridge Loans of $5,200,000 were converted to Class F Stock at the rate of $4.20 per share. Each share of Class F Stock was convertible into two shares of common stock at the option of the holder. The Class F Stock earns cumulative dividends at an annual rate of 6%, payable quarterly. Dividends are payable in cash. The Class F Stock was automatically converted into 13,571,422 shares of common stock as a result of the public offering of common stock of the Company during the fourth quarter of 2000. Cumulative dividends from May 23, 2000 to November 22, 2000 total $867,853 as of December 31, 2000. These dividends were paid in full in February 2001.

    As a result of the initial public offering of the Company's common stock and the conversion of all outstanding shares of all classes of the preferred stock, the Company amended its charter and cancelled all its classes of preferred stock. The Company then added a new class of preferred stock that can be issued in the future by filing a Certificate of Designations with the specific terms as set by its Board of Directors. At December 31, 2000, there are 10 million shares of preferred stock authorized with none outstanding.

9.  COMMON STOCK

    INITIAL PUBLIC OFFERING. During the fourth quarter of 2000, the Company sold 9,200,000 shares of its common stock, inclusive of the underwriters' over allotment, at an initial public offering price of $6 per share. Net proceeds to the Company as a result of the stock offering totaled approximately
$49.3 million reflecting gross proceeds of $55.2 million net of underwriter commissions of approximately $3.9 million and other estimated offering costs of approximately $2.0 million.

    RESERVED SHARES. At December 31, 2000, 13,722,268 shares of common stock were reserved for issuance under the Company's stock option plan and outstanding warrants.

10. STOCK WARRANTS

    At its inception in 1997, the Company issued a warrant to purchase 1,125,000 shares of common stock to an investor at the price of $2.67 per share (the "1997 warrant"). The warrant expired unexercised on May 28, 1999. Value ascribed to this warrant was not material.

    CLASS D STOCK WARRANTS. Under the conditions of the Class D Stock offering, the Company issued warrants in October 1999 to three investors to purchase 772,500 shares of common stock at $1.67, 772,500 shares of common stock at $2.25, and 772,500 shares of common stock at $3.00 (the "October 1999 warrants"). The estimated fair value of the warrants at the date of their issuance was $280,000. This amount has been recorded as a dividend to the holders of the Class D Stock and credited to additional paid-in-capital. These warrants expire December 31, 2004.

    Additional warrants were issued under the Class D Stock agreement during April 2000 to three investors to purchase 712,500 shares of common stock at $1.67 per share, 712,500 shares of common stock at $2.25 per share, and 712,500 shares of common stock at $3.00 per share. Upon issuance of these warrants, the Company recorded a dividend of approximately $1,300,000 for the fair market value of these warrants based on the Black-Scholes option pricing model. These warrants expire December 31, 2004.

    In December 2000, an investor exercised a portion of its warrants, in a cashless transaction, to purchase 300,000 shares of the Company's common stock at $1.67, 300,000 shares of the Company's common stock at $2.25 and 300,000 shares of the Company's common stock at $3.00 per share. Net shares issued totaled 608,843.

    CLASS E STOCK WARRANTS. In conjunction with the issuance of the Senior Notes in August 1999, the Company issued warrants to four investors to purchase 315,000 shares of Class E Stock at an exercise price of $2.50 per share (the "August 1999 warrants"). The estimated fair value of these warrants at the date of grant was $170,000. This amount was recorded as a discount on the Senior Notes and was charged to interest expense in 1999, as the Senior Notes were demand notes. These warrants were to expire on August 2, 2004.

    In conjunction with the Class E Stock conversion (See Note 8), warrants totaling 315,000, issued in conjunction with the issuance of the Senior Notes in August 1999, were cancelled. In exchange, warrants to purchase 306,535 shares of Class E Stock at $2.50 per share were issued. These warrants expire April 7, 2005. The estimated fair market value of these warrants is approximately $344,000. Since these warrants replace the August 2, 1999 warrants, the amount allocated to the August 2, 1999 warrants have been reallocated to Class E Redeemable Preferred Warrants and the remaining $174,000 has been charged to interest expense in the year ended December 31, 2000. As a result of the initial public stock offering by the Company in the fourth quarter of 2000, the holders of the warrants are now entitled to purchase 613,070 shares of the Company's common stock instead of the Class E Stock.

    In December 2000, an investor exercised its warrants, in a cashless transaction, to purchase 84,433 shares of the Company's common stock.

    CLASS F STOCK WARRANTS. In conjunction with the issuance of the Class F Stock, the Company issued warrants to seven investors to purchase 6,333,333 shares of its common stock at an exercise price of $2.25. The estimated fair value of the warrants at the date of their issuance was $33,000,000. This amount has been recorded as a dividend to the holders of the Class F Stock and credited to additional paid-in-capital. These warrants expire on May 23, 2005. During December 2000, two investors exercised their warrants, in a cashless transaction, to purchase 1,289,600 shares of the Company's common stock.

    CONSULTANT WARRANTS. The Company issued warrants to two consultants that are exercisable for an aggregate of 70,000 shares of its common stock at an exercise price of $6.00 per share. The holder of one of these warrants exercisable for 50,000 shares of common stock may exercise its warrant at any time prior to January 31, 2002. The holder of the other warrant exercisable for 20,000 shares of common stock may exercise its warrant at any time prior to August 2, 2005. Upon the issuance of these warrants, the Company recorded a charge to consulting expense of $213,861.

    On October 24, 2000, the Company issued 240,000 warrants to an investor at an exercise price of $2.10 per share in conjunction with an agreement by an affiliate of that investor to provide the Company with technical expertise. One half of the warrants vest immediately, the remainder vest as services are utilized. During the fourth quarter of 2000, the company recorded a charge to consulting expense for $1,355,505 to recognize the fair market value of the vested warrants. The Company has deferred the remaining warrants and will revalue the amount and record additional expense as necessary in future quarters as the remaining services are provided. Deferred compensation relating to these warrants at December 31, 2000, is approximately $1,100,000. The agreement terminates and any unvested options are forfeited on November 1, 2003.

    All warrants were valued on the date of grant using the Black-Scholes (common stock) or the Binary Option Pricing Model (preferred stock). The assumptions used to value these warrants were as follows:

                                         APRIL                   AUGUST      OCTOBER
                                          2000        2000        1999         1999         1997
                                        WARRANTS    WARRANTS    WARRANTS     WARRANTS     WARRANTS
                                       ----------   --------   ----------   ----------   ----------
Risk-free interest rate..............    6.15%        6.5%       5.62%        5.86%        6.25%
Expected life of warrant.............  12 months    Various    30 months    27 months    24 months
Expected dividend payment rate, as a
  percentage of the stock price on
  the date of grant..................      0%          0%          0%           0%           0%
Assumed volatility...................     73%         100%        60%          60%          48%

11. STOCK OPTIONS

    The Company's option plans provide for the granting of stock options to purchase up to 9,000,000 shares of the Company's common stock. Options may be granted to employees, officers, directors and consultants of the Company with terms of up to 10 years. Under the terms of the option plans, incentive stock options ("ISOs") are to be granted at fair market value of the Company's stock at the date of grant, and nonqualified stock options ("NSOs") are to be granted at a price determined by the Board of Directors. ISOs and NSOs generally vest ratably over 36 months from the grant date and have contractual lives of up to 10 years.

    Stock option activity since inception is as follows:

                                                             WEIGHTED-   WEIGHTED-
                                                              AVERAGE     AVERAGE
                                                 NUMBER OF   EXERCISE      FAIR
                                                  SHARES       PRICE       VALUE
                                                 ---------   ---------   ---------
Outstanding at inception.......................         --
  Granted......................................    647,874     $0.89       $0.35
                                                 ---------     -----       -----
Outstanding, December 31, 1997.................    647,874      0.89
  Granted......................................    199,126      0.89        0.38
  Canceled, forfeited or expired...............    (10,000)     0.89
                                                 ---------     -----       -----
Outstanding, December 31, 1998.................    837,000      0.89
  Granted......................................  1,467,000      0.89        0.40
  Canceled, forfeited or expired...............   (295,688)     0.89
                                                 ---------     -----       -----
Outstanding, December 31, 1999.................  2,008,312      0.89
  Granted......................................  3,343,688      3.15        1.78
  Exercised....................................   (480,266)     0.89
  Canceled, forfeited or expired...............   (238,694)     2.37
                                                 ---------     -----       -----
Outstanding, December 31, 2000.................  4,733,040     $2.50
                                                 =========     =====       =====

    The following table summarizes information about stock options outstanding at December 31, 2000:

                                                                          VESTED
                                         WEIGHTED-                ----------------------
                                          AVERAGE     WEIGHTED-                WEIGHTED-
                            NUMBER       REMAINING     AVERAGE                  AVERAGE
                          OF OPTIONS    CONTRACTUAL   EXERCISE      NUMBER     EXERCISE
EXERCISE PRICE            OUTSTANDING      LIFE         PRICE     OF OPTIONS     PRICE
- --------------            -----------   -----------   ---------   ----------   ---------
$0.89...................   1,771,352        8.74      $    0.89     612,960      $0.89
$1.78-$2.50.............   1,548,188        9.20      $    2.23      66,667      $1.78
$3.10-$4.10.............     640,000        9.49      $    3.49      80,000      $4.10
$5.10-$6.00.............     498,000        9.52      $    5.64          --      $  --
$6.10-$7.12.............     275,500        9.84      $    6.34      60,000      $6.00

    Included in the above schedules are grants of 160,000 and 162,000 options made to non-employee consultants in 2000 and 1999, respectively.

    As described in Note 2, the Company uses the intrinsic-value method to measure compensation expense associated with grants of stock options to employees. If the Company had used the fair value method to measure compensation, reported net loss would have been as follows:

                                                                                     CUMULATIVE FROM
                                                                                       MAY 8, 1997
                                                                                        (DATE OF
                                           YEAR ENDED    YEAR ENDED    YEAR ENDED     INCEPTION) TO
                                          DECEMBER 31    DECEMBER 31   DECEMBER 31     DECEMBER 31
                                              2000          1999          1998            2000
                                          ------------   -----------   -----------   ---------------
Net loss to common shareholders as
  reported..............................  $(53,279,148)  $(6,630,016)  $(4,912,459)   $(67,933,004)
Net loss--pro forma.....................   (54,175,173)   (7,154,362)   (4,987,251)    (69,653,514)
Loss per share--as reported.............  $     (10.77)  $   (393.52)  $   (291.58)
Loss per share--pro forma...............  $     (10.95)  $   (424.64)  $   (296.01)

    The fair value of the options on their grant date was measured using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

                                                      2000                  1999       1998
                                          -----------------------------   --------   --------
Risk-free interest rate.................         6.5% and 6.25%             6.0%      5.75%
Expected life of option.................             3 years              3 years    3 years
Expected dividend payment rate, as a
  percentage of the stock price on the
  date of grant.........................               0%                    0%         0%
Assumed volatility......................              100%                  60%        58%

    The option-pricing model used was designed to value readily tradable stock options with relatively short lives. However, management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances (see also
Note 15).

12. EMPLOYEE STOCK PURCHASE PLAN

    On October 15, 2000 the Company adopted an Employee Stock Purchase Plan (the "Plan") under which eligible employees are able to purchase shares of the Company's Common Stock at 85% of the market value at the date of the start of each six month option period or the end of such period, whichever is lower. Under the provisions of the Plan up to 1,000,000 shares are authorized. No shares have been issued under this Plan at December 31, 2000.

13. INCOME TAXES

    The components of the provision (benefit) for income taxes consisted of the following:

                                                                                        CUMULATIVE FROM
                                                                                          MAY 8, 1997
                                                                                           (DATE OF
                                            YEAR ENDED     YEAR ENDED     YEAR ENDED     INCEPTION) TO
                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                               2000           1999           1998            2000
                                           ------------   ------------   ------------   ---------------
Federal--deferred........................  $(5,115,236)   $(1,995,158)   $(1,594,955)     $(9,743,219)
State--deferred..........................     (993,055)      (352,087)      (282,933)      (1,809,758)
Increase in valuation allowance..........    6,108,291      2,347,245      1,877,888       11,552,977
                                           -----------    -----------    -----------      -----------
Provision (benefit) for income taxes.....  $        --    $        --    $        --      $        --
                                           ===========    ===========    ===========      ===========

    A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

Statutory federal rate benefit..............................    (34)%
State, net of federal effect................................     (6)
Valuation allowance provided................................     40
                                                                ---
Effective rate..............................................     --%
                                                                ===

    The components of the Company's deferred tax assets and liabilities consisted of the following at December 31:

                                                         2000          1999
                                                      -----------   ----------
Long-term assets:
  Net operating loss carryforwards..................  $10,403,206   $4,728,408
  Research and development credits..................    1,017,264      524,958
  Loss on sales commitments.........................           --      130,000
  Other.............................................      132,506       61,320
                                                      -----------   ----------
Net deferred tax assets before valuation
  allowance.........................................   11,552,977    5,444,686
Less valuation allowance............................  (11,552,977)  (5,444,686)
                                                      -----------   ----------
Net deferred tax assets.............................  $        --   $       --
                                                      ===========   ==========

    The valuation allowance increased by $6,108,291 in 2000 and $2,347,245 in 1999, primarily due to the generation of net operating loss carryforwards and credits for which realization is not reasonably assured.

    The Company has available for future periods federal and state tax net operating loss carryforwards for federal and state purposes of approximately $23,564,000 and $23,330,000, respectively, as of December 31, 2000. In addition, the Company has business credits of approximately $539,000 and 47,000 for federal and state purposes, respectively as of December 31, 2000. The net operating loss carryforwards expire beginning in 2012 and 2002 for federal and state tax purposes, respectively. The federal research and development credits begin to expire in 2012. The Company did not pay any income taxes from inception to December 31, 2000.

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

14. BENEFIT PLAN

    In 1998, the Company created a 401(k) Profit Sharing Plan (the "Plan") for its full-time employees. Each participant in the Plan may elect to contribute a percentage of his or her annual compensation to the Plan on a pre-tax basis up to the annual limit established by the Internal Revenue Service. The Company matches employee contributions at a rate of 50% up to the first 6% of the employee's contributions. The Company may also elect to make a profit-sharing contribution based on the discretion of the Board of Directors. Employee contributions are fully vested. Company matching and profit sharing contributions vest 20% after two years of service consisting of at least 1,000 hours per calendar year and 20% annually thereafter. Company contributions were $102,085, $41,963, and $19,376 during 2000, 1999 and 1998, respectively.

15. RELATED PARTY TRANSACTIONS

    CONSULTING AGREEMENTS. The Company entered into consulting agreements with three investors. The contracts were seven-year agreements, renewable annually thereafter, for consulting services to be provided by the investors in exchange for annual issuances of shares of the Company's Class A Stock. During 2000, 1999 and 1998, $586,000, $300,000 and $175,000, respectively, was recorded as consulting expense relating to these agreements, and 67,232 (ultimately 134,464 shares of common stock), 145,000 and 120,000 shares of Class A Stock in 2000, 1999 and 1998, respectively, were issued as compensation under these contracts. Prepaid and accrued consulting expenses have been recorded annually, based on the terms and dates of the consulting agreements. The services provided by the investors were recorded based upon the value of the securities issued. These contracts all expired upon the completion of the initial public offering of the Company's common stock in November 2000.

    PATENTS. The Company has entered into an agreement with SatCon whereby SatCon granted the Company a perpetual license to use the technology patented by SatCon relating to the field of flywheel energy storage products, systems and processes for stationary terrestrial applications.

    SERVICES AGREEMENTS. Prior to 2000, SatCon performed certain research and development, administrative and other services for the Company. Amounts paid to SatCon for such services rendered amounted to approximately $551,000, $59,000, $443,000 and $2,404,000 during 2000, 1999, 1998 and the period from inception to December 31, 2000, respectively. No amounts were payable to SatCon relating to such services at either December 31, 2000 or 1999.

    INVENTORY. The Company uses Satcon to perform certain engineering and other processing tasks on certain of the electrical components of its product. At December 31, 2000, the Company had $153,500 of its inventory at Satcon for processing.

    DISTRIBUTION AGREEMENT. In 1997, the Company signed a 20-year agreement which granted an investor exclusive rights to distribute certain of the Company's products in a territory comprised of seven Mid-Atlantic states and the District of Columbia. However, the Company retained the right to distribute products directly to cable television and telephone companies.

16. SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    During 2000, the Company converted its bridge notes of $3,550,000 and accrued interest on those notes totaling $275,560 into Class E redeemable convertible preferred stock.

    As indicated in Note 11 above, in April 2000, the Company cancelled certain warrants that were issued in conjunction with the Class E Preferred stock. This resulted in a charge to Additional Paid in Capital of $170,000.

    As a result of its initial public stock offering during the fourth quarter of 2000, the Company converted 4,767,907 shares of its Class A Preferred Stock into 9,535,814 shares of its common stock.

    As a result of its initial public stock offering during the fourth quarter of 2000, the Company converted 6 shares of its Class C preferred stock into 12 shares of its common stock.

    As a result of its initial public stock offering during the fourth quarter of 2000, the Company converted all of its outstanding shares of its Class D, E and F redeemable convertible preferred stock into 19,823,704 shares of its common stock.

    During 2000, the company paid dividends on its redeemable convertible preferred stock totaling $1,086,307 through the issuance of 859,330 shares of its common stock.

    As a result of its initial public stock offering during the fourth quarter of 2000, the Company paid accrued consulting dividends totaling $498,284 with 134,464 shares of its common stock.

    During 2000, the Company recorded an increase in deferred compensation from the issuance of non-qualified stock options to third parties of $1,844,649. This is offset by a credit to additional paid in capital.

    In December 2000, the Company issued 1,982,876 shares of its common stock as a result of two holders of the Company's warrants exercising a portion of their warrants in a cashless exercise transaction.

    During 2000, 1999 and 1998, the Company acquired assets totaling $281,034, $0 and $254,411 of assets with capital leases.

    During 1999 the Company issued warrants valued at $450,000 in conjunction with certain financing arrangements.

    During 1999 the Company issued non-qualified stock options valued at $65,318 for certain consulting agreements.

17. QUARTERLY RESULTS (UNAUDITED)

    In management's opinion, this unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

                                                                     2000
                                            ------------------------------------------------------
                                               FIRST        SECOND         THIRD         FOURTH
                                              QUARTER       QUARTER       QUARTER       QUARTER
                                            -----------   -----------   -----------   ------------
Revenue...................................  $        --   $        --   $        --   $     50,000
Loss from operations......................   (2,893,697)   (2,295,054)   (4,582,851)    (7,976,123)
Net loss..................................  $(3,018,735)  $(2,526,898)  $(4,247,082)  $ (7,625,323)
Loss per share--basic and diluted.........  $   (179.17)  $    (73.39)  $    (34.74)  $      (0.39)
Weighted-average common shares
  outstanding.............................       16,848        34,430       122,269     19,504,373

                                                                     1999
                                             -----------------------------------------------------
                                                FIRST        SECOND         THIRD        FOURTH
                                               QUARTER       QUARTER       QUARTER       QUARTER
                                             -----------   -----------   -----------   -----------
Revenue....................................  $    32,931   $    32,931   $        --   $   203,006
Loss from operations.......................   (1,191,017)   (1,379,035)     (989,270)   (1,780,420)
Net loss...................................  $(1,183,719)  $(1,382,435)  $(1,221,338)  $(1,884,001)
Loss per share--basic and diluted..........  $    (70.26)  $    (82.05)  $    (72.49)  $   (111.82)
Weighted-average common shares
  outstanding..............................       16,848        16,848        16,848        16,848

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K/A:

1.  FINANCIAL STATEMENT OF BEACON POWER CORPORATION:

    Consolidated Balance Sheets at December 31, 2000 and 1999

    Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998 and for the Period May 8, 1997 (date of inception) to December 31, 2000

    Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998 and for the Period May 8, 1997 (date of inception) to December 31, 2000

    Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 and for the Period May 8, 1997 (date of inception) to December 31, 2000

    Notes to Consolidated Financial Statements

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on April 2, 2001.

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

                       NAME                                    CAPACITY                    DATE
                       ----                                    --------                    ----
                                                     Chairman of the Board of
              /s/ DAVID B. EISENHAURE                  Directors, President and
     ----------------------------------------          Chief Executive Officer        April 2, 2001
                David B. Eisenhaure                    (Principal Executive
                                                       Officer)

                                                     Vice President, Chief
                 /s/ SEAN F. MORAN                     Financial Officer and
     ----------------------------------------          Treasurer (Principal           April 2, 2001
                   Sean F. Moran                       Financial and Principal
                                                       Accounting Officer)

              /s/ MICHAEL C. TURMELLE                Director, Vice President,
     ----------------------------------------          Chief Operating Officer and    April 2, 2001
                Michael C. Turmelle                    Secretary

             /s/ JAMES L. KIRTLEY, JR.
     ----------------------------------------        Director, Vice President, and    April 2, 2001
               James L. Kirtley, Jr.                   Chief Scientist

             /s/ MARSHALL J. ARMSTRONG
     ----------------------------------------        Director                         April 2, 2001
               Marshall J. Armstrong

               /s/ ALAN P. GOLDBERG
     ----------------------------------------        Director                         April 2, 2001
                 Alan P. Goldberg

              /s/ THOMAS A. HURKMANS
     ----------------------------------------        Director                         April 2, 2001
                Thomas A. Hurkmans

               /s/ GERALD L. WILSON
     ----------------------------------------        Director                         April 2, 2001
                 Gerald L. Wilson

                                 EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
- -----------                          -----------
2.1          Amended and Restated Asset Purchase Agreement among SatCon
             Film Microelectronics, Inc., Film Microelectronics Inc., and
             Albert R. Snider, dated as of April 3, 1997, is incorporated herein by reference to Exhibits to the Registrant's Current
             Report on Form 8-K dated April 16, 1997.
2.2          Stock Purchase Agreement, dated as of October 21, 1999, by and among the Registrant, Mechanical Technology
             Incorporated, Ling Electronics, Inc. and Ling Electronics,
             Ltd. is incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated October 21,
             1999.
2.3          Asset Purchase Agreement, dated as of November 16, 1999, by and between the Registrant and Northrop Grumman Corporation is incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated November 16,
             1999.
3.1          Certificate of Incorporation of the Registrant is
             incorporated herein by reference to Exhibits to the
             Registrant's Registration Statement on Form S-1 (File No.
             33-49286).
3.2          Bylaws of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on
             Form S-1 (File No. 33-49286).
3.3          Certificate of Amendment of Certificate of Incorporation of
             the Registrant, as filed with the Secretary of State of the
             State of Delaware on May 12, 1997, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
3.4          Bylaws Amendment of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
3.5          Certificate of Amendment of Certificate of Incorporation of
             the Registrant, as filed with the Secretary of State of the
             State of Delaware on March 17, 1999, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated August 25, 1999.
3.6          Certificate of Designation of Series and Statement of
             Variations of Relative Rights, Preferences and Limitations
             of Preferred Stock, dated as of August 25, 1999, relating to the Series A Preferred Stock is incorporated herein by
             reference to Exhibits to the Registrant's Current Report on
             Form 8-K dated August 25, 1999.
3.7          Certificate of Amendment of Certificate of Incorporation of
             the Registrant, as filed with the Secretary of State of the
             State of Delaware on March 15, 2000 is incorporated by
             reference to Exhibits to the Registrant's Annual Report on
             Form 10-K for the year ended September 30, 2000.
4.1          Specimen Certificate of Common Stock, $.01 par value, is
             incorporated herein by reference to Exhibits to the
             Registrant's Registration Statement on Form S-1 (File
             No. 33-49286).
10.1(*)      Employment Agreement, dated July 1, 1992, between the
             Registrant and David B. Eisenhaure is incorporated herein by reference to Exhibits to the Registrant's Registration
             Statement on Form S-1 (File No. 33-49286).
10.2(*)      Employment Agreement, dated July 1, 1992, between the
             Registrant and Michael C. Turmelle is incorporated herein by reference to Exhibits to the Registrant's Registration
             Statement on Form S-1 (File No. 33-49286).
10.3         Change of Control Letter Agreement, dated March 22, 2000,
             between the Registrant and Sean F. Moran is incorporated
             herein by reference to Exhibits to the Registrant's
             Quarterly Report on Form 10-Q for the period ended March 31,
             2000.
10.4(*)      1992 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on
             Form S-1 (File No. 33-49286).
10.5(*)      1994 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K
             for the year ended September 30, 1994.
10.6(*)      1996 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K
             for the year ended September 30, 1996.
10.7(*)      1998 Stock Incentive Plan is incorporated herein by
             reference to Exhibit B to the Registrant's Definitive
             Schedule 14A filed January 26, 1999.

EXHIBIT NO.                          DESCRIPTION
- -----------                          -----------
10.8(*)      1999 Stock Incentive Plan is incorporated herein by
             reference to Exhibits to the Registrant's Annual Report on
             Form 10-K for the year ended September 30, 1999.
10.9         Lease, dated October 21, 1993, between the Registrant and
             Gunwyn/First Street Limited Partnership is incorporated
             herein by reference to Exhibits to the Registrant's
             Registration Statement on Form S-1 (File No. 33-49286) and
             First Amendment to Lease, dated June 22, 1998, by and
             between the Registrant and Gunwyn/First Street Limited
             Partnership is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the
             period ended September 30, 1998.
10.10        Manufacturing Agreement between Applied Materials, Inc. and its wholly-owned subsidiaries and the Registrant, dated as of February 20, 1997, is incorporated herein by reference to
             Exhibits to the Registrant's Quarterly Report on Form 10-Q
             for the period ended March 31, 1997.
10.11        Securities Purchase Agreement, dated as of May 28, 1997, by and among the Registrant, Beacon Power Corporation and DQE
             Enterprises, Inc. is incorporated herein by reference to
             Exhibits to the Registrant's Current Report on Form 8-K
             dated May 28, 1997.
10.12        Securities Purchase Agreement, dated as of October 23, 1998, by and among Beacon Power Corporation, Perseus Capital,
             L.L.C., DQE Enterprises, Inc., Micro Generation Technology
             Fund, L.L.C. and the Registrant is incorporated herein by
             reference to Exhibits to the Registrant's Current Report on
             Form 8-K dated October 23, 1998.
10.13        Amended and Restated License Agreement, dated as of October
             23, 1998, by and between the Registrant and Beacon Power
             Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October
             23, 1998.
10.14        Registration Rights Statement, dated as of October 23, 1998, by and among Beacon Power Corporation, Perseus Capital,
             L.L.C., DQE Enterprises, Inc., Micro Generation Technology
             Fund, L.L.C., and the Registrant, setting forth certain
             registration rights granted by the Registrant is
             incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated October 23,
             1998.
10.15        Registration Rights Statement, dated as of October 23, 1998, by and among Beacon Power Corporation, Perseus Capital,
             L.L.C., DQE Enterprises, Inc., Micro Generation Technology
             Fund, L.L.C. and the Registrant, setting forth certain
             registration rights granted by Beacon Power Corporation is incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated October 23,
             1998.
10.16        Lease, dated February 27, 1996, by and between the
             Registrant and Diamond Management, Inc. is incorporated
             herein by reference to Exhibits to the Registrant's Annual
             Report on Form 10-K for the year ended September 30, 1998.
10.17        Lease, dated March 5, 1998, by and between the Registrant
             and Harold W. Slovin is incorporated herein by reference to
             Exhibits to the Registrant's Annual Report on Form 10-K for
             the year ended September 30, 1998.
10.18        North America Distributor Agreement, dated June 4, 1998, by and between SatCon Film Microelectronics, Inc., a division of the Registrant, and Falcon Electronics, Inc. is
             incorporated herein by reference to Exhibits to the
             Registrant's Annual Report on Form 10-K for the year ended
             September 30, 1998.
10.19        Asset Purchase Agreement, dated as of January 4, 1999, among
             K&D MagMotor Corp., the Registrant, Inductive Components,
             Inc., Lighthouse Software, Inc. and Thomas Glynn is
             incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated January 4,
             1999.
10.20        Asset Purchase Agreement, dated as of March 31, 1999, by and between HyComp, Inc. and HyComp Acquisition Corp., a
             wholly-owned subsidiary of the Registrant, is incorporated herein by reference to Exhibits to the Registrant's
             Quarterly Report on Form 10-Q for the period ended June 30,
             1999.

EXHIBIT NO.                          DESCRIPTION
- -----------                          -----------
10.21        Note Purchase Agreement, dated as of June 22, 1999, by and among Beacon Power Corporation, Perseus Capital, L.L.C., DQE
             Enterprises, Inc., Micro Generation Technology Fund, L.L.C.
             and the Registrant is incorporated herein by reference to
             Exhibits to the Registrant's Quarterly Report on Form 10-Q
             for the period ended June 30, 1999.
10.22        Note and Warrant Purchase Agreement, dated as of August 2,
             1999, by and among Beacon Power Corporation, Perseus
             Capital, L.L.C., DQE Enterprises, Inc., Micro Generation
             Technology Fund, L.L.C. and the Registrant is incorporated herein by reference to Exhibits to the Registrant's
             Quarterly Report on Form 10-Q for the period ended June 30,
             1999.
10.23        License and Technical Assistance Agreement, dated as of June
             7, 1999, by and between Delco Remy America, Inc. and the
             Registrant is incorporated herein by reference to Exhibits to the Registrant's Amendment No. 1 to the Quarterly Report
             on Form 10-Q for the period ended March 31, 1999.
10.24        Securities Purchase Agreement, dated as of August 25, 1999, among the Registrant and the purchasers listed on Schedule I thereto is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated August 25,
             1999.
10.25        Registration Rights Agreement, dated as of August 25, 1999, among the Registrant and the investors named on the
             signature pages thereof is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K
             dated August 25, 1999.
10.26        Form of Warrants issued on August 25, 1999 in connection
             with the sale of the Series A Preferred Stock is
             incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated August 25,
             1999.
10.27        Securities Purchase Agreement, dated as of October 21, 1999, between the Registrant and Mechanical Technology
             Incorporated is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October
             21, 1999.
10.28        SatCon Registration Rights Agreement, dated as of October
             21, 1999, between the Registrant and Mechanical Technology
             Incorporated is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October
             21, 1999.
10.29        MTI Registration Rights Agreement, dated as of October 21,
             1999, between Mechanical Technology Incorporated and the
             Registrant is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October
             21, 1999.
10.30        Form of Stock Purchase Warrant issued on October 21, 1999 by the Registrant to Mechanical Technology Incorporated is
             incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated October 21,
             1999.
10.31        Form of Stock Purchase Warrant issued on October 21, 1999 by
             Mechanical Technology Incorporated to the Registrant is
             incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated October 21,
             1999.
10.32        Sublease, dated November 16, 1999, between the Registrant
             and Northrop Grumman Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on
             Form 8-K dated November 16, 1999.
10.33        Transition Services Agreement, dated as of November 16,
             1999, between the Registrant and Northrop Grumman
             Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated
             November 16, 1999.
10.34        Memorandum of Understanding, entered into on November 16,
             1999, between the Registrant and Northrop Grumman
             Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated
             November 16, 1999.
10.35        Registration Rights Agreement, dated as of November 16,
             1999, between the Registrant and Northrop Grumman
             Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated
             November 16, 1999.
10.36        Stock Purchase Warrant issued on February 4, 2000 by the
             Registrant to Northrop Grumman Corporation is incorporated herein by reference to the Registrant's Quarterly Report on
             Form 10-Q for the period ended December 31, 1999.

EXHIBIT NO.                          DESCRIPTION
- -----------                          -----------
10.37        Promissory Note, dated October 6, 1999, made in favor of the
             Registrant by Michael C. Turmelle in the amount of $10,000, together with Promissory Note, dated December 6, 1999, made in favor of the Registrant by Michael C. Turmelle in the
             amount of $75,000, is incorporated herein by reference to
             the Registrant's Quarterly Report on Form 10-Q for the
             period ended December 31, 1999.
10.38        Demand Promissory Note, dated February 25, 2000, made in
             favor of the Registrant by Beacon Power Corporation in the amount of $300,000, together with First Amendment to Demand
             Promissory Note, dated March 16, 2000 is incorporated by
             reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
10.39        Consulting Agreement, dated July 19, 2000, between the
             Registrant and Marshall J. Armstrong is incorporated herein by reference to the Registrant's Quarterly Report on Form
             10-Q for the period ended June 30, 2000.
10.40        Agreement between the Department of Energy and the
             Registrant is incorporated by reference to Exhibits to the
             Registrant's Annual Report on Form 10-K for the year ended
             September 30, 2000.
10.41        Master Lease Agreement, dated as of August 31, 2000, by and between General Electric Corporation and the Registrant is incorporated by reference to Exhibits to the Registrant's
             Quarterly Report on Form 10-Q for the period ended
             December 31, 2000.
16           Letter Regarding Registrant's Change in Certifying
             Accountant is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated May 12,
             1999.
21.1(**)     Subsidiaries of the Registrant.
23.1(**)     Consent of Arthur Andersen LLP.
23.2(**)     Consent of PricewaterhouseCoopers LLP.
23.3         Consent of Deloitte & Touche LLP.
99(**)       Risk Factors.

- ------------------------

(*) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K for the year ended
    September 30, 1999.

(**) Previously filed.