Form 10-Q
period 2001-03-31
SATCON TECHNOLOGY CORP
filed 2001-05-14
CIK 889423

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                         Common Stock, $0.01 Par Value,
              13,889,836 shares outstanding as of April 30, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I:  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited).....................      1
Consolidated Statements of Operations (Unaudited)...........      2
Consolidated Statement of Changes in Stockholders' Equity
  (Unaudited)...............................................      3
Consolidated Statements of Cash Flows (Unaudited)...........      4
Notes to Interim Consolidated Financial Statements
  (Unaudited)...............................................      5
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................     14
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................     20

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS...................................     21
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........     21
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................     22
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................     22
ITEM 5. OTHER INFORMATION...................................     22
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     22
SIGNATURE...................................................     23
EXHIBIT INDEX...............................................     24

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                         SATCON TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    SEPTEMBER 30,
                                                                 2001           2000
                                                              -----------   -------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 7,173,004    $ 8,814,324
  Accounts receivable, net of allowance of $356,053 at March
    31, 2001 and $320,222 at September 30, 2000.............    7,938,361      7,495,942
  Unbilled contract costs and fees..........................      353,596        824,829
  Inventory.................................................    9,519,342      8,001,661
  Prepaid expenses and other current assets.................      563,162        614,622
                                                              -----------    -----------
    Total current assets....................................   25,547,465     25,751,378
Investment in Beacon Power Corporation......................    8,423,018             --
Warrants to purchase common stock...........................    1,481,292      2,473,713
Property and equipment, net.................................    6,746,382      6,257,476
Intangibles, net............................................    8,447,657      9,080,089
Other long-term assets......................................      191,732        924,583
                                                              -----------    -----------
    Total assets............................................  $50,837,546    $44,487,239
                                                              ===========    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $   379,801    $    17,494
  Accounts payable..........................................    5,373,901      3,074,517
  Accrued payroll and payroll related expenses..............    1,434,921      1,284,884
  Other accrued expenses....................................    1,368,941      1,459,218
  Deferred revenue..........................................    2,068,928      1,525,116
                                                              -----------    -----------
    Total current liabilities...............................   10,626,492      7,361,229
Long-term debt, net of current portion......................      902,657         16,377
Other long-term liabilities.................................      176,553        197,349
Contingent obligation to Class D preferred stockholders of
  Beacon Power Corporation..................................           --      5,793,879
Contingent obligation to common stock warrant holders
  (Note B)..................................................    1,439,525             --
Stockholders' equity:
  Preferred stock; $0.01 par value, 1,000,000 shares
    authorized; no shares issued and outstanding at March
    31, 2001 and September 30, 2000.........................           --             --
  Common stock; $0.01 par value, 25,000,000 shares
    authorized; 13,889,836 and 13,841,185 shares issued at
    March 31, 2001 and September 30, 2000, respectively.....      138,899        138,412
Additional paid-in capital..................................   88,185,939     72,498,540
Accumulated deficit.........................................  (50,577,941)   (40,195,340)
Accumulated other comprehensive loss........................      (54,578)    (1,073,503)
Treasury stock, at cost; no shares and 44,500 shares at
  March 31, 2001 and
  September 30, 2000, respectively..........................           --       (249,704)
                                                              -----------    -----------
  Total stockholders' equity................................   37,692,319     31,118,405
                                                              -----------    -----------
    Total liabilities and stockholders' equity..............  $50,837,546    $44,487,239
                                                              ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         MARCH 31,                      MARCH 31,
                                              -------------------------------   --------------------------
                                                    2001             2000          2001           2000
                                              -----------------   -----------   -----------   ------------
Revenue:
Product revenue.............................     $ 8,504,479      $ 5,648,570   $15,927,147   $  8,810,075
Funded research and development and other
  revenue...................................       3,031,784        1,895,857     5,102,996      3,290,759
                                                 -----------      -----------   -----------   ------------
  Total revenue.............................      11,536,263        7,544,427    21,030,143     12,100,834
                                                 -----------      -----------   -----------   ------------
Operating costs and expenses:
Cost of product revenue.....................       6,772,864        4,885,985    12,858,417      7,887,163
Research and development and other revenue
  expenses:
    Funded research and development and
      other revenue expenses................       2,281,975        1,598,208     3,721,521      2,692,513
    Unfunded research and development
      expenses..............................       1,519,554          294,614     2,832,876        923,504
                                                 -----------      -----------   -----------   ------------
      Total research and development and
        other revenue expenses..............       3,801,529        1,892,822     6,554,397      3,616,017
Selling, general and administrative
  expenses..................................       3,165,425        2,420,168     5,847,269      4,452,704
Write-off of public offering costs..........       1,325,606               --     1,325,606             --
Amortization of intangibles.................         322,736          328,955       645,470        571,563
                                                 -----------      -----------   -----------   ------------
  Total operating costs and expenses........      15,388,160        9,527,930    27,231,159     16,527,447
                                                 -----------      -----------   -----------   ------------
Operating loss..............................      (3,851,897)      (1,983,503)   (6,201,016)    (4,426,613)
Net unrealized loss on warrants to purchase
  common stock..............................        (786,801)              --      (992,421)            --
Other income (loss).........................              --           14,308            --         11,525
Interest income.............................         151,276           86,033       265,309        120,156
Interest expense............................         (37,939)          (1,147)      (38,542)        (2,055)
                                                 -----------      -----------   -----------   ------------
Net loss before loss from Beacon Power
  Corporation and cumulative effect of
  change in accounting principle............      (4,525,361)      (1,884,309)   (6,966,670)    (4,296,987)
Loss from Beacon Power Corporation..........      (1,845,409)        (148,438)   (2,394,206)      (711,604)
                                                 -----------      -----------   -----------   ------------
Net loss before cumulative effect of change
  in accounting principle...................      (6,370,770)      (2,032,747)   (9,360,876)    (5,008,591)
Cumulative effect of change in accounting
  principle (Note B)........................              --               --    (1,021,725)            --
                                                 -----------      -----------   -----------   ------------
Net loss....................................      (6,370,770)      (2,032,747)  (10,382,601)    (5,008,591)
Accretion of redeemable convertible
  preferred stock discount..................              --       (2,949,944)           --     (3,105,888)
                                                 -----------      -----------   -----------   ------------
Net loss attributable to common
  stockholders..............................     $(6,370,770)     $(4,982,691)  $(10,382,601) $ (8,114,479)
                                                 ===========      ===========   ===========   ============
Net loss before cumulative effect of change
  in accounting principle per weighted
  average share, basic and diluted..........     $     (0.46)     $     (0.40)  $     (0.68)  $      (0.70)
                                                 -----------      -----------   -----------   ------------
Cumulative effect of change in accounting
  principle per weighted average share,
  basic and diluted.........................              --               --   $     (0.07)            --
                                                 -----------      -----------   -----------   ------------
Net loss attributable to common stockholders
  per weighted average share, basic and
  diluted...................................     $     (0.46)     $     (0.40)  $     (0.75)  $      (0.70)
                                                 ===========      ===========   ===========   ============
Weighted average number of common shares,
  basic and diluted.........................      13,869,878       12,398,497    13,848,698     11,595,763
                                                 ===========      ===========   ===========   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED MARCH 31, 2001
                                  (UNAUDITED)

                                                                                                 ACCUMULATED
                                                                   ADDITIONAL                       OTHER
                                             COMMON      COMMON      PAID-IN     ACCUMULATED    COMPREHENSIVE   TREASURY
                                             SHARES      STOCK       CAPITAL       DEFICIT      INCOME/(LOSS)    SHARES
                                           ----------   --------   -----------   ------------   -------------   --------
Balance, September 30, 2000..............  13,841,185   $138,412   $72,498,540   $(40,195,340)   $(1,073,503)    44,500
Net loss.................................          --         --            --    (10,382,601)            --         --
Exercise of common stock options.........      80,651        807       602,705             --             --         --
Termination of contingent put right
  granted to class D preferred
  stockholders of Beacon Power
  Corporation............................          --         --     5,831,879             --             --         --
Net gain on investment in Beacon Power
  Corporation............................          --         --    10,779,224             --             --         --
Cumulative effect of accounting change
  for Mechanical Technology Incorporated
  warrants...............................          --         --            --             --      1,021,725         --
Reclassification of common stock warrants
  to temporary equity (Note B)...........                           (1,439,525)                                      --
Common stock issued in connection with
  settlement agreement...................      12,500        125       162,375             --             --         --
Retirement of treasury shares............     (44,500)      (445)     (249,259)                                 (44,500)
Foreign currency translation
  adjustment.............................          --         --            --             --         (2,800)        --
                                           ----------   --------   -----------   ------------    -----------    -------
Balance, March 31, 2001..................  13,889,836   $138,899   $88,185,939   $(50,577,941)   $   (54,578)        --
                                           ==========   ========   ===========   ============    ===========    =======


                                                           TOTAL
                                           TREASURY    STOCKHOLDERS'
                                             STOCK        EQUITY
                                           ---------   -------------
Balance, September 30, 2000..............  $(249,704)   $31,118,405
Net loss.................................         --    (10,382,601)
Exercise of common stock options.........         --        603,512
Termination of contingent put right
  granted to class D preferred
  stockholders of Beacon Power
  Corporation............................         --      5,831,879
Net gain on investment in Beacon Power
  Corporation............................         --     10,779,224
Cumulative effect of accounting change
  for Mechanical Technology Incorporated
  warrants...............................         --      1,021,725
Reclassification of common stock warrants
  to temporary equity (Note B)...........         --     (1,439,525)
Common stock issued in connection with
  settlement agreement...................         --        162,500
Retirement of treasury shares............    249,704             --
Foreign currency translation
  adjustment.............................         --         (2,800)
                                           ---------    -----------
Balance, March 31, 2001..................         --    $37,692,319
                                           =========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                  2001          2000
                                                              ------------   -----------
Cash flows from operating activities:
  Net loss..................................................  $(10,382,601)  $(5,008,591)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation and amortization.........................     1,168,141       977,691
      Allowance for doubtful accounts.......................        35,831        54,522
      Allowance for excess and obsolete inventory...........       626,165       150,000
      Loss from Beacon Power Corporation....................     2,394,206       711,604
      Net unrealized loss on warrants to purchase common
       stock................................................     2,014,146            --
      Amortization of prepaid consulting expense............       237,500       186,173
      Write-off of public offering costs....................     1,325,606            --
    Changes in operating assets and liabilities, net of
     effects of acquisitions:
      Accounts receivable...................................      (478,250)   (1,941,409)
      Unbilled contract costs and fees......................       471,233       206,620
      Prepaid expenses and other current assets.............       (23,540)       73,538
      Inventory.............................................    (2,143,846)      268,707
      Other long-term assets................................        53,871       (76,281)
      Accounts payable......................................     2,299,384      (761,551)
      Accrued expenses and payroll..........................        59,760        47,920
      Other liabilities.....................................       523,016       309,696
                                                              ------------   -----------
    Total adjustments.......................................     8,563,223       207,230
                                                              ------------   -----------
Net cash used in operating activities.......................    (1,819,378)   (4,801,361)
                                                              ------------   -----------
Cash flows from investing activities:
  Patent and intangible expenditures........................       (19,200)      (94,718)
  Purchases of property and equipment.......................    (1,005,415)     (368,076)
  Acquisitions, net of cash acquired........................            --       (24,054)
  Loan to Beacon Power Corporation..........................            --      (300,000)
  Investment in Beacon Power Corporation....................            --      (333,333)
                                                              ------------   -----------
Net cash used in investing activities.......................    (1,024,615)   (1,120,181)
                                                              ------------   -----------
Cash flows from financing activities:
  Proceeds from long-term debt..............................     1,459,750            --
  Repayment of long-term debt...............................      (211,163)       (7,647)
  Net proceeds from issuance of common stock................            --     6,975,226
  Proceeds from exercise of stock options...................       603,512     6,226,284
  Deferred equity financing costs...........................      (646,626)      (39,815)
                                                              ------------   -----------
Net cash provided by financing activities...................     1,205,473    13,154,048
                                                              ------------   -----------
Effect of foreign currency exchange rates on cash and cash
  equivalents...............................................        (2,800)      (19,334)
                                                              ------------   -----------
Net increase in cash and cash equivalents...................    (1,641,320)    7,213,172
Cash and cash equivalents at beginning of period............     8,814,324     2,533,072
                                                              ------------   -----------
Cash and cash equivalents at end of period..................  $  7,173,004   $ 9,746,244
                                                              ============   ===========

                                                                 2001          2000
                                                              -----------   -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock
  discount..................................................  $        --   $ 3,105,888
                                                              ===========   ===========
Contingent obligation to Class D preferred stockholders of
  Beacon Power Corporation..................................  $(5,793,879)  $   296,875
                                                              ===========   ===========
Valuation adjustment for common stock held in escrow........  $        --   $    70,985
                                                              ===========   ===========
Warrant issued in connection with MTI investment............  $        --   $ 1,505,421
                                                              ===========   ===========
MTI warrant received in connection with MTI investment......  $        --   $ 3,495,438
                                                              ===========   ===========
Valuation adjustment for common stock warrants..............  $   992,421   $ 2,213,511
                                                              ===========   ===========
Net gain on investment in Beacon Power Corporation..........  $10,779,224   $        --
                                                              ===========   ===========
Contingent obligation to common stock warrant holders.......  $ 1,439,525   $        --
                                                              ===========   ===========
Retirement of treasury shares...............................  $  (249,704)  $        --
                                                              ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         SATCON TECHNOLOGY CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE A.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its majority-owned subsidiaries (collectively, the "Company") as of March 31, 2001 and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended September 30, 2000. Operating results for the three months and six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

NOTE B.  SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS

    On October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Upon adoption of SFAS
No. 133, the Company recorded an unrealized loss on its investment in derivatives, consisting of warrants to purchase Mechanical Technology Incorporated common stock in its results of operations as a cumulative effect of a change in accounting principle of $1,021,725 to reflect the impact of adopting this accounting standard on October 1, 2000. As of March 31, 2001, the Company's derivative instruments consist of the warrants to purchase Mechanical Technology Incorporated's common stock and the warrant to purchase Beacon Power's common stock, which have a fair value of $723,610 and $757,682, respectively, using the Black-Scholes option-pricing model. During the three months and six months ended March 31, 2001, the Company recorded an unrealized loss on warrants to purchase common stock of $786,801 and $992,421, respectively.

    In September 2000, the Emerging Issues Task Force issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, the Company has determined that outstanding warrants as of March 31, 2001 to purchase 877,000 shares of the Company's Common Stock should be designated as temporary equity and warrants to purchase 100,000 shares of the Company's Common Stock should continue to be classified as an equity instrument. Under the transition rules of EITF 00-19, the Company is required to record, as temporary equity as of March 31, 2001, the intrinsic value of the warrants outside of stockholders' equity. Effective June 30, 2001, the Company will be required to record these warrants as a liability at fair value with any required adjustment to be included as a cumulative adjustment in its results of operations. After

                         SATCON TECHNOLOGY CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE B.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
June 30, 2001, the outstanding warrants will be required to be recorded at fair value with any changes in the fair value included in the results of operations. As of March 31, 2001, the Company has reclassified the intrinsic value of the warrants of $1,439,525 to temporary equity from additional paid-in capital. As of March 31, 2001, these warrants had a fair value of approximately
$6.4 million and a book value of approximately $3.8 million.

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

    The Company performs funded research and development and product development for commercial companies and government agencies under cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, the Company receives periodic progress payments or payment upon reaching interim milestones and retains the rights to the intellectual property developed in government contracts. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of March 31, 2001 and September 30, 2000, the Company has accrued $50,000 and $150,000 for anticipated contract losses on commercial contracts, respectively. For the three months and six months ended March 31, 2001 and 2000, revenue from commercial contracts, which represents other revenue, is included in funded research and development and other revenue and amounted to $150,873, $135,870, $285,222 and $151,915, respectively.

    Cost of product revenue includes cost of product revenue including material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in funded research and development and other revenue expenses.

    For the three months and six months ended March 31, 2001 and 2000, costs and expenses from commercial contracts, which represents other revenue expenses, are included in funded research and development and other revenue expenses and amounted to $175,868, $107,905, $213,510 and $146,155, respectively.

                         SATCON TECHNOLOGY CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE B.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Deferred revenue consists of payments received from customers in advance of services performed, product shipped or installation completed.

    Unbilled contract costs and fees represent revenue recognized in excess of amounts billed due to contractual provisions or deferred costs that have not yet been recognized as revenue or billed to the customer. These amounts included retained fee and unliquidated costs totaling $146,956 and $209,832 at March 31, 2001 and September 30, 2000, respectively.

RECLASSIFICATIONS

    Certain prior period balances have been reclassified to conform to current period presentations.

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

    On November 22, 2000, Beacon Power completed an initial public offering of its common stock and issued 8,000,000 shares of its common stock at $6.00 per share. Upon the closing of Beacon Power's initial public offering, the Company owned approximately 25.0% of Beacon Power's outstanding voting stock. In accordance with SEC Staff Accounting Bulletin (SAB) No. 51, in connection with the initial public offering each share of Beacon Power's class A, C, D, E and F preferred stock was converted into two shares of Beacon Power's common stock, or 29,359,530 shares of common stock, of which the Company received 9,691,440 shares of Beacon Power's common stock. In addition, upon the closing of Beacon Power's initial public offering, Beacon Power issued 873,794 shares of common stock in payment for consulting fees and accrued dividends on Beacon Power's class D and E preferred stock, of which the Company received 11,098 shares of Beacon Power's common stock. After these events, the Company's investment in Beacon Power and additional paid-in capital was written up to reflect its beneficial interest in the book value of the stockholders' equity of Beacon Power at November 22, 2000, which was $14,988,382, less losses previously recorded in connection with the put right obligation in the amount of $5,831,879 for a net gain of $9,156,503.

    On December 19, 2000, Beacon Power issued an additional 1,200,000 shares of its common stock at $6.00 per share to cover over-allotments. Upon the issuance of the additional 1,200,000 shares, the Company owned approximately 24.2% of Beacon Power's outstanding voting stock. The Company's investment in Beacon Power and additional paid-in capital was written up in accordance with SAB

                         SATCON TECHNOLOGY CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE C.  SIGNIFICANT EVENTS (CONTINUED)
No. 51 to reflect its beneficial interest in the increase in book value of the stockholders' equity of Beacon Power at December 19, 2000, which was $1,622,721.

    On December 20, 2000, Beacon Power issued 985,507 shares of its common stock in connection with the cashless exercise of warrants to purchase shares of Beacon Power's common stock. Upon the issuance of the additional 985,507 shares, the Company owned approximately 23.7% of Beacon Power's outstanding voting stock.

    On December 22, 2000, Beacon Power issued 997,369 shares of its common stock in connection with the cashless exercise of warrants to purchase shares of Beacon Power's common stock. Upon the issuance of the additional 997,369 shares, the Company owned approximately 23.1% of Beacon Power's outstanding voting stock. As of March 31, 2001, the Company owned approximately 22.9% of the outstanding capital stock of Beacon Power, or 9,705,910 shares of common stock, which had a fair market value of approximately $51.0 million.

    After the write-up of its investment in Beacon Power, the Company continues to account for its investment in Beacon Power under the equity method of accounting and record its share of losses from Beacon Power on a one fiscal quarter trailing basis.

    Additionally, the Company has a warrant to purchase 173,704 shares of Beacon Power's common stock that has an exercise price of $1.25 per share and expires in 2005. The Company accounts for this warrant in accordance with SFAS No. 133 and, therefore, records the warrant at its fair value. As of March 31, 2001, the warrant to purchase Beacon Power common stock had a fair value of $757,682 and is included in warrants to purchase common stock on the accompanying balance sheet.

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

CAPITAL LEASE FINANCING

    In December 2000, the Company completed financing under an agreement for the lease of certain production equipment in the amount of $1,459,750 previously entered into in August 2000. The lease is classified as a capital lease in accordance with SFAS No. 13, "Accounting for Leases." As of March 31, 2001, the capital lease obligation was $1,257,170. Payments are due in monthly installments of $60,000 from April 2001 through May 2001, $40,000 from
June 2001 through January 2002 and $19,705 from February 2002 through
November 2005.

COMMON STOCK OFFERING

    On October 30, 2000, the Company filed for a public offering of its common stock. In connection with this offering, the Company has incurred $1,325,606 of equity financing costs as of March 31, 2001. On April 25, 2001, the Company announced that it would not proceed with this public offering and the

                         SATCON TECHNOLOGY CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE C.  SIGNIFICANT EVENTS (CONTINUED)
Company filed an amendment to the registration statement it initially filed, converting the filing to a shelf registration statement. Accordingly, the Company has expensed the $1,325,606 costs incurred associated with the initial registration statement.

NOTE D.  LOSS PER SHARE

    The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss before cumulative effect of change in accounting principles, the cumulative effect of change in accounting principles and net loss attributable to common stockholders:

                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   MARCH 31,                    MARCH 31,
                                           -------------------------   ---------------------------
                                              2001          2000           2001           2000
                                           -----------   -----------   ------------   ------------
Net loss before cumulative effect of
  change in accounting principle.........  $(6,370,770)  $(4,982,691)  $ (9,360,876)  $ (8,114,479)
Cumulative effect of change in accounting
  principle..............................           --            --     (1,021,725)            --
                                           -----------   -----------   ------------   ------------
Net loss attributable to common
  stockholders...........................  $(6,370,770)  $(4,982,691)  $(10,382,601)  $ (8,114,479)
                                           ===========   ===========   ============   ============
BASIC AND DILUTED:
Common shares outstanding, beginning of
  period.................................   13,847,685    11,309,210     13,796,685      9,529,649
Weighted average common shares issued
  during the period......................       22,193     1,089,287         52,013      2,066,114
                                           -----------   -----------   ------------   ------------
Weighted average shares
  outstanding--basic and diluted.........   13,869,878    12,398,497     13,848,698     11,595,763
                                           ===========   ===========   ============   ============
Net loss before cumulative effect of
  change in accounting principle per
  weighted average share, basic and
  diluted................................  $     (0.46)  $     (0.40)  $      (0.68)  $      (0.70)
                                           -----------   -----------   ------------   ------------
Cumulative effect of change in accounting
  principle per weighted average share,
  basic and diluted......................  $        --   $        --   $      (0.07)  $         --
                                           -----------   -----------   ------------   ------------
Net loss attributable to common
  stockholders per weighted average
  share, basic and diluted...............  $     (0.46)  $     (0.40)  $      (0.75)  $      (0.70)
                                           ===========   ===========   ============   ============

    For the three months ended March 31, 2000, 44,500 common shares were excluded from common shares outstanding as they were held in treasury and 42,860 common shares were excluded from common shares outstanding as they were held in escrow.

    As of March 31, 2001 and 2000, 3,285,770 and 2,646,624 common stock equivalents, respectively, were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive.

                         SATCON TECHNOLOGY CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE E.  INVENTORY

    Inventory consists of the following:

                                                              MARCH 31,    SEPTEMBER 30,
                                                                 2001          2000
                                                              ----------   -------------
Raw material................................................  $4,321,623    $3,081,265
Work-in-process.............................................   3,427,763     2,932,965
Finished goods..............................................   1,769,956     1,987,431
                                                              ----------    ----------
                                                              $9,519,342    $8,001,661
                                                              ==========    ==========

NOTE F.  COMPREHENSIVE LOSS

    The Company's total comprehensive loss is as follows:

                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    MARCH 31,                   MARCH 31,
                                            -------------------------   --------------------------
                                               2001          2000           2001          2000
                                            -----------   -----------   ------------   -----------
Net loss..................................  $(6,370,770)  $(2,032,747)  $(10,382,601)  $(5,008,591)
                                            ===========   ===========   ============   ===========
Other comprehensive income (loss), net of
  tax:
  Valuation adjustment for Mechanical
    Technology Incorporated warrants......  $        --   $ 2,265,440   $         --   $ 2,213,511
  Unrealized loss on Mechanical Technology
    Incorporated warrants upon adoption of
    SFAS No. 133..........................  $        --   $        --   $  1,021,725   $        --
  Foreign currency translation
    adjustment............................  $    (4,128)  $    (6,862)  $     (2,800)  $   (19,334)
                                            -----------   -----------   ------------   -----------
Other comprehensive income (loss), net of
  tax.....................................  $    (4,128)  $ 2,258,578   $  1,018,925   $ 2,194,177
                                            -----------   -----------   ------------   -----------
Comprehensive income (loss)...............  $(6,374,898)  $   225,831   $ (9,363,676)  $(2,814,414)
                                            ===========   ===========   ============   ===========

NOTE G.  SEGMENT DISCLOSURES

    The Company's organizational structure is based on strategic business units that perform services and offer various products to the principal markets in which the Company's products are sold. These business units equate to three reportable segments: research and development, electronics products and motion control products.

    The Company performs research and development services in collaboration with third parties. Film Microelectronics, Inc designs and manufactures electronics products. The MagMotor Division and Ling Electronics specialize in the engineering and manufacturing of motion control products. The Company's principal operations and markets are located in the United States.

    The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations before income taxes, interest income, interest expense, other income and loss, loss from Beacon Power Corporation, unrealized loss on warrants to purchase common stock and cumulative effect of change in accounting principle, excluding the effects of the write-off of the public

                         SATCON TECHNOLOGY CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE G. SEGMENT DISCLOSURES (CONTINUED) offering costs and amortization of intangible assets associated with acquisitions. Common costs not directly attributable to a particular segment are allocated among segments based on management's estimates.

    The following is a summary of the Company's operations by operating segment:

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           MARCH 31,                     MARCH 31,
                                                  ---------------------------   ---------------------------
                                                      2001           2000           2001           2000
                                                  ------------   ------------   ------------   ------------
Research and development:
  Product revenue...............................  $         --   $     62,486   $         --   $     62,486
  Funded research and development and other
    revenue.....................................  $  3,031,784   $  1,895,857   $  5,102,996   $  3,290,759
                                                  ------------   ------------   ------------   ------------
  Total revenue.................................  $  3,031,784   $  1,958,343   $  5,102,996   $  3,353,245
                                                  ------------   ------------   ------------   ------------
  Loss from operations, net of write-off of
    public offering costs and amortization of
    intangibles.................................  $   (895,872)  $   (414,428)  $ (1,599,140)  $ (1,546,898)
                                                  ============   ============   ============   ============
Electronics products:
  Product revenue...............................  $  3,346,532   $  1,701,393   $  5,941,547   $  3,509,401
                                                  ------------   ------------   ------------   ------------
  Loss from operations, net of write-off of
    public offering costs and amortization of
    intangibles.................................  $ (1,295,722)  $ (1,005,793)  $ (2,746,012)  $ (1,383,576)
                                                  ============   ============   ============   ============
Motion control products:
  Product revenue...............................  $  5,157,947   $  3,884,691   $  9,985,600   $  5,238,188
                                                  ------------   ------------   ------------   ------------
  Income (loss) from operations, net of
    write-off of public offering costs
    amortization of intangibles.................  $    (11,961)  $   (234,327)  $    115,212   $   (924,576)
                                                  ============   ============   ============   ============
Consolidated:
  Product revenue...............................  $  8,504,479   $  5,648,570   $ 15,927,147   $  8,810,075
  Funded research and development and other
    revenue.....................................     3,031,784      1,895,857      5,102,996      3,290,759
                                                  ------------   ------------   ------------   ------------
    Total revenue...............................  $ 11,536,263   $  7,544,427   $ 21,030,143   $ 12,100,834
                                                  ============   ============   ============   ============
  Loss from operations, net of write-off of
    public offering costs amortization of
    intangibles.................................  $ (2,203,555)  $ (1,654,548)  $ (4,229,940)  $ (3,855,050)
  Write-off of public offering costs............    (1,325,606)            --     (1,325,606)            --
  Amortization of intangibles...................      (322,736)      (328,955)      (645,470)      (571,563)
                                                  ------------   ------------   ------------   ------------
  Operating loss................................    (3,851,897)    (1,983,503)    (6,201,016)    (4,426,613)
  Net unrealized loss on warrants to purchase
    common stock................................      (786,801)            --       (992,421)            --
  Other income (loss)...........................            --         14,308             --         11,525
  Interest income...............................       151,276         86,033        265,309        120,156
  Interest expense..............................       (37,939)        (1,147)       (38,542)        (2,055)
                                                  ------------   ------------   ------------   ------------
  Net loss before loss from Beacon Power
    Corporation and cumulative effect of change
    in accounting principle.....................  $ (4,525,361)  $ (1,884,309)  $ (6,966,670)  $ (4,296,987)
                                                  ============   ============   ============   ============

                         SATCON TECHNOLOGY CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

The following is a summary of the Company's total assets by operating segment:

                                                               MARCH 31,    SEPTEMBER 30,
                                                                 2001           2000
                                                              -----------   -------------
Research and development:
  Segment assets............................................  $15,465,309    $18,464,754
Electronics products:
  Segment assets............................................   11,520,679     10,132,575
Motion control products:
  Segment assets............................................   13,947,248     13,416,197
                                                              -----------    -----------
Consolidated:
  Segment assets............................................   40,933,236     42,013,526
  Investment in Beacon Power Corporation....................    8,423,018             --
  Warrants to purchase common stock.........................    1,481,292      2,473,713
                                                              -----------    -----------
  Total assets..............................................  $50,837,546    $44,487,239
                                                              ===========    ===========

    The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    MARCH 31,                   MARCH 31,
                                             ------------------------   -------------------------
                                                2001          2000         2001          2000
                                             -----------   ----------   -----------   -----------
Revenue by geographic region:
  United States............................  $ 9,991,845   $6,718,867   $18,407,353   $10,609,052
  Rest of world............................    1,544,418      825,560     2,622,790     1,491,782
                                             -----------   ----------   -----------   -----------
    Total revenue..........................  $11,536,263   $7,544,427   $21,030,143   $12,100,834
                                             ===========   ==========   ===========   ===========

NOTE H.  LEGAL MATTERS

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

                         SATCON TECHNOLOGY CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE H.  LEGAL MATTERS (CONTINUED)
    An arbitrator was selected and the arbitration was scheduled to go forward in Boston for nine days in February, March and April of 2001. The parties had exchanged some discovery and expected to make a further exchange early in 2001.

    On February 7, 2001, the Company, APACE, Roger M. Slotkin and Jeffrey Waxweiler entered into a settlement agreement with respect to all claims concerning, in connection with or arising from the APACE litigation and arbitration. Pursuant to the settlement agreement, the Company paid and delivered to APACE $60,000 and issued 12,500 shares of the Company's Common Stock, valued at $13.00 per share or $162,500, to APACE. The Company is not obligated to register these shares under the Securities Act of 1933, as amended. The AAA has been notified that the arbitration proceeding has been dismissed without any recovery by any party, and APACE's counsel will be filing a voluntary notice of dismissal in the Supreme Court for the State of New York shortly. The settlement agreement also contains mutual releases of the parties relating to all claims. The Company has included in selling, general and administrative expenses of $222,500 related to this settlement.

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

    In May 1997, the Company formed Beacon Power Corporation ("Beacon Power") to develop stationary, terrestrial flywheel energy storage systems for commercial applications. On October 23, 1998, Beacon Power completed a $4.8 million private placement of its class D preferred stock and warrants to third-party investors, and the Company relinquished significant control of Beacon Power. As of October 23, 1998, the Company owned 0.1% of Beacon Power's voting stock and 67.0% of Beacon Power's outstanding capital stock. From June 1999 through
March 31, 2000, Beacon Power was financed through the issuance of approximately $4.7 million of bridge notes and warrants to its investors, including
$1.0 million from the Company. On April 7, 2000, Beacon Power issued 1,226,141 shares of its class E redeemable preferred stock and warrants to purchase 306,535 shares of its class class E preferred stock in exchange for the conversion of all of its outstanding bridge notes of which the Company received 347,407 shares of Beacon Power's Class E preferred stock and a warrant to purchase 86,852 shares of its class E preferred stock. As of April 7, 2000, the Company owned 11.0% of Beacon Power's voting stock and 61.0% of Beacon Power's outstanding capital stock. On April 21, 2000, Beacon Power raised an additional $4.1 million through the sale of additional bridge notes and warrants to purchase 82,000 shares of Beacon Power's common stock. The Company did not participate in this financing. On May 23, 2000, Beacon Power issued
6,785,711 shares of its class F preferred stock and additional warrants to purchase shares of Beacon Power's common stock. The shares of class F preferred stock and the additional warrants were issued in consideration for the cancellation of $5.2 million in bridge notes and an additional $23.3 million cash investment by existing and new investors. The Company did not participate in this financing either. As of May 23, 2000, the Company owned 3.5% of Beacon Power's voting stock and 33.0% of Beacon Power's outstanding capital stock. As of September 30, 2000, the Company owned 3.5% of Beacon Power's voting stock and 32.1% of Beacon Power's outstanding capital stock on a common equivalent basis after taking all dividend accruals into account. On November 22, 2000, Beacon Power completed an initial public offering of its common stock and issued 8,000,000 shares of its common stock at $6.00 per share. Upon the closing of Beacon Power's initial public offering, each share of Beacon Power's class A, C, D, E and F preferred stock was converted into two shares of Beacon Power's common stock, or 29,359,530 shares of common stock, of which the Company received 9,691,440 shares of Beacon Power's common stock. In addition, upon the closing of Beacon Power's initial public offering, Beacon Power issued 873,794 shares of common stock in payment for consulting fees and accrued dividends on Beacon Power's class D and E preferred stock, of which the Company received 11,098 shares of Beacon Power's common stock. After these events, the Company owned approximately 25.0% of Beacon Power's outstanding voting stock. On December 19, 2000, Beacon Power issued an additional 1,200,000 shares of its common stock at $6.00 per share to cover over-allotments. As of December 19, 2000, the Company owned approximately 24.2% of Beacon Power's outstanding voting stock. On December 20, 2000, Beacon Power issued 985,507 shares of Beacon Power's common stock in connection with the cashless exercise of warrants to purchase common stock. As of December 20, 2000, the Company owned approximately 23.7% of Beacon Power's outstanding voting stock. On December 22, 2000, Beacon Power issued 997,369 shares of Beacon Power's common stock in connection with the cashless exercise of warrants to purchase common stock. As of December 22, 2000, the Company owned approximately 23.1% of Beacon Power's outstanding voting stock. As of March 31, 2001, the Company owned approximately 22.9% of Beacon Power's outstanding voting stock, or 9,705,910 shares of common stock, which had a fair market value of approximately $51.0 million. Additionally, the Company has a warrant to purchase 173,704 shares of Beacon Power common stock at an exercise price of $1.25 per share. This warrant is accounted for in accordance with SFAS No. 133 and, therefore, it is recorded at its fair value. As of March 31, 2001, the warrant to purchase shares of Beacon Power's common stock had a fair value of $758,000 and is included in warrants to purchase common stock on the Company's balance sheet.

    The results of the Company's operations include $3.1 million loss of Beacon Power from May 8, 1997 to December 24, 1997 under the consolidation method of accounting. On December 24, 1997, the Company began accounting for its investment in Beacon Power in accordance with SEC Staff Accounting Bulletin
No. 30/Topic 5.E (SAB 30), "Accounting for Divestiture of a Subsidiary or Other Business Operation," and have included 100% of Beacon Power's $7.1 million loss for the period from December 25, 1997 through May 1999 in a manner similar to the equity method of accounting, at which time, the Company's initial investment of $1.9 million, the $30,000 additional investment and the additional deemed investment of $4.8 million and accrued dividends of $410,000 had been written down to zero. In June 1999, the Company committed up to $1.0 million of additional financing to Beacon Power, representing a minority share of a funding commitment received by Beacon Power, and the Company began accounting for its investment in Beacon Power under the equity method of accounting and has included in its results through November 16, 2000 its share of Beacon Power's losses of $1.7 million. As of November 16, 2000, the Company's additional investment in Beacon Power had been reduced to zero and the Company's contingent obligation to Beacon Power's Class D preferred stockholders was $5.8 million. On November 17, 2000, Beacon Power listed its common stock on the Nasdaq National Market. In connection with the listing, the put right granted to the Class D preferred stockholders of Beacon Power was terminated and the contingent obligation to Class D preferred stockholders of Beacon Power was reclassified to additional paid-in capital. On November 22, 2000, Beacon Power completed an initial public offering of its common stock. In accordance with SEC Staff Accounting Bulletin No. 51, the Company's investment in Beacon Power and additional paid-in capital was written up to reflect its beneficial interest in the book value of the stockholders' equity of Beacon Power at November 22, 2000, which was approximately $15.0 million, less losses previously recorded in connection with the put right obligation in the amount of $5.8 million, for a net gain of $9.1 million. On December 19, 2000, Beacon Power issued an additional 1,200,000 shares of its common stock at $6.00 per share to cover over-allotments. The Company's investment and additional paid-in capital was written up by $1.6 million in accordance with SAB No. 51 to reflect its beneficial interest in the increase in book value of the stockholders' equity of Beacon Power at December 19, 2000. After the write-up of its investment in Beacon Power, the Company continues to account for its investment in Beacon Power through March 31, 2001 under the equity method of accounting and recorded its share of losses of $2.4 million from Beacon Power.

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

    Cost of product revenue includes cost of product revenue including material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements and other revenue are included in funded research and development and other revenue expenses.

    The Company has incurred significant costs to develop its technology and products. These costs have exceeded total revenue. As a result, the Company has incurred net losses in each of the past five fiscal years and for the six months ended March 31, 2001. As of March 31, 2001, the Company had an accumulated deficit of $49.2 million. The Company intends to increase its capital expenditures and operating expenses to expand its manufacturing capabilities and for general corporate purposes, including product development activities, sales and marketing and administrative activities. Because the Company expects to continue to invest in its business ahead of anticipated future revenue, the Company expects to incur operating losses for at least through the next two years.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO MARCH 31, 2000

PRODUCT REVENUE. Product revenue increased by $2.9 million or 51% from $5.6 million to $8.5 million. This increase was attributable to $1.5 million in increased volume in the Company's microelectronics products, $1.1 million from increased volume in the Company's magnetic levitation products and high-performance motors, $188,000 in increased revenue from Ling Electronics, and $117,000 from the introduction of the Company's power conversion product line during the fourth quarter of fiscal year 2000.

FUNDED RESEARCH AND DEVELOPMENT AND OTHER REVENUE. Funded research and development and other revenue increased by $1.1 million or 60% from $1.9 million to $3.0 million. This increase was primarily attributable to $487,000 in funded research and development revenue from a new program to develop high power converter assemblies for the U.S. Navy's next generation of modern "all-electric" ships and an additional $190,000 in funded research and development revenue from a Department of Energy program to develop low-cost power conversion modules for electric and hybrid-electric vehicles. For the three months ended March 31, 2001 and 2000, revenue from commercial contracts, which represents other revenue, is included in funded research and development and other revenue and amounted to $151,000 and $136,000, respectively.

COST OF PRODUCT REVENUE. Cost of product revenue increased by $1.9 million or 39% from $4.9 million to $6.8 million. The increase was primarily attributable to the increase in product revenue offset by improved plant utilization. Gross margin from product revenue as a percentage of product revenue increased from 14% to 20%.

FUNDED RESEARCH AND DEVELOPMENT AND OTHER REVENUE EXPENSES. Funded research and development and other revenue expenses increased by $684,000 or 43% from $1.6 million to $2.3 million. The increase was primarily attributable to $339,000 in funded research and development expenses from the U.S. Navy program and the additional $142,000 of funded research and development expenses related to the Department of Energy program. For the three months ended March 31, 2001 and 2000, costs and expenses from commercial contracts, which represents other revenue expenses, are included in funded research and development and other revenue and amounted to $176,000 and $108,000, respectively.

UNFUNDED RESEARCH AND DEVELOPMENT EXPENSES. Unfunded research and development expenses increased by $1.2 million or 416% from $295,000 to $1.5 million. The increase is due to the Company's increased focus on internally funded research and development projects including the development of power conversion products for the distributed power generation market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $745,000 or 31% from $2.4 million to $3.2 million. The increase was primarily due to an increase in selling expenses associated with the $4.0 million increase in total revenue. In addition, the Company recorded a charge of $223,000 in settlement of litigation during the three months ended March 31, 2001.

WRITE-OFF OF PUBLIC OFFERING COSTS. On April 25, 2001, the Company converted its registration statement it initially filed with the Securities and Exchange Commission on October 30, 2000 to a shelf registration statement. The Company has expensed $1.3 million of equity financing costs incurred in connection with the initial registration statement.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased by $6,000 or 2% from $329,000 to $323,000.

NET UNREALIZED LOSS ON WARRANTS TO PURCHASE COMMON STOCK. The Company accounts for its warrants to purchase Mechanical Technology Incorporated's common stock and the warrant to purchase Beacon Power's common stock in accordance with Statement of Financial Accounting Standard (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," and, therefore, the Company has recorded these warrants at their fair value at March 31, 2001 and recorded an unrealized loss of $787,000 during the three months ended March 31, 2001.

OTHER INCOME (LOSS). Other income increased to $113,000 or 14% from $99,000. The increase is the result of cash and cash equivalents being maintained in interest bearing accounts offset by an increase in interest expense associated with the increase in debt.

LOSS FROM BEACON POWER CORPORATION. Loss from Beacon Power Corporation increased by $1.7 million from $148,000 to $1.8 million. In connection with Beacon Power's initial public offering, the Company's investment in Beacon Power and additional paid-in-capital was written up to reflect its beneficial interest in the book value of the stockholders' equity of Beacon Power, which was approximately $16.6 million, less losses previously recorded in connection with the put right obligation in the amount of $5.8 million for a net gain of $10.7 million. After the write-up of its investment in Beacon Power, the Company continues to account for its investment in Beacon Power under the equity method of accounting and recorded its share of losses of $1.8 million from Beacon Power for the three months ended March 31, 2001.

    SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO MARCH 31, 2000

PRODUCT REVENUE. Product revenue increased by $7.1 million or 81% from $8.8 million to $15.9 million. This increase was attributable to $2.8 million from increased volume in the Company's magnetic levitation products and high-performance motors, $2.2 million in increased volume in the Company's microelectronics products, $1.9 million in increased revenue from Ling Electronics, and $197,000 from the introduction of the Company's power conversion product line during the fourth quarter of fiscal year 2000.

FUNDED RESEARCH AND DEVELOPMENT AND OTHER REVENUE. Funded research and development and other revenue increased by $1.8 million or 55% from $3.3 million to $5.1 million. This increase was primarily attributable to an additional $766,000 in funded research and development revenue from a Department of Energy program to develop low-cost power conversion modules for electric and hybrid-electric vehicles and $487,000 in funded research and development revenue from a new program to develop high power converter assemblies for the U.S. Navy's next generation of modern "all-electric" ships. For the six months ended March 31, 2001 and 2000, revenue from commercial contracts, which represents other revenue, is included in funded research and development and other revenue and amounted to $285,000 and $152,000, respectively.

COST OF PRODUCT REVENUE. Cost of product revenue increased by $5.0 million or 63% from $7.9 million to $12.9 million. The increase was primarily attributable to the increase in product revenue offset by improved plant utilization. Gross margin from product revenue as a percentage of product revenue increased from 10% to 19%.

FUNDED RESEARCH AND DEVELOPMENT AND OTHER REVENUE EXPENSES. Funded research and development and other revenue expenses increased by $1.0 million or 38% from $2.7 million to $3.7 million. The increase was primarily attributable to the additional $571,000 of funded research and development expenses related to the Department of Energy program and $339,000 in funded research and development expenses from the U.S. Navy program. For the six months ended March 31, 2001 and 2000, costs and expenses from commercial contracts, which represents other revenue expenses, are included in funded research and development and other revenue and amounted to $214,000 and $146,000, respectively.

UNFUNDED RESEARCH AND DEVELOPMENT EXPENSES. Unfunded research and development expenses increased by $1.9 million or 207% from $924,000 to $2.8 million. The increase is due to the Company's increased focus on internally funded research and development projects including the development of power conversion products for the distributed power generation market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.4 million or 31% from $4.5 million to $5.8 million. The increase was primarily due to an increase in selling expenses associated with the $8.9 million increase in total revenue and the inclusion of Ling Electronics for the entire six months ended March 31, 2001. In addition, the Company recorded a charge of $223,000 in settlement of litigation during the six months ended March 31, 2001.

WRITE-OFF OF PUBLIC OFFERING COSTS. On April 25, 2001, the Company converted its registration statement it initially filed with the Securities and Exchange Commission on October 30, 2000 to a shelf registration statement. The Company has expensed $1.3 million of equity financing costs incurred in connection with the initial registration statement.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased by $74,000 or 13% from $572,000 to $645,000. The increase was the result of amortization of intangibles recorded in connection with the acquisitions of Ling Electronics in October 1999 and certain intellectual property and other intangible assets from Northrop Grumman in November 1999.

NET UNREALIZED LOSS ON WARRANTS TO PURCHASE COMMON STOCK. During the six months ended March 31, 2001, the Company began accounting for its warrants to purchase Mechanical Technology Incorporated's common stock and the warrant to purchase Beacon Power's common stock in accordance with SFAS No. 133, and, therefore, the Company has recorded these warrants at their fair value at March 31, 2001 and recorded an unrealized loss of $992,000 during the six months ended March 31, 2001.

OTHER INCOME (LOSS). Other income increased to $227,000 or 75% from $130,000. The increase is the result of cash and cash equivalents being maintained in interest bearing accounts offset by an increase in interest expense associated with the increase in debt.

LOSS FROM BEACON POWER CORPORATION. Loss from Beacon Power Corporation increased by $1.7 million from $711,000 to $2.4 million. In connection with Beacon Power's initial public offering, the Company's investment in Beacon Power and additional paid-in-capital was written up to reflect its beneficial interest in the book value of the stockholders' equity of Beacon Power, which was approximately $16.6 million, less losses previously recorded in connection with the put right obligation in the amount of $5.8 million for a net gain of $10.7 million. After the write-up of its investment in Beacon Power, the Company continues to account for its investment in Beacon Power under the equity method of accounting and recorded its share of losses of $2.4 million from Beacon Power for the six months ended March 31, 2001.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. On October 1, 2000, the Company began accounting for its warrants to purchase Mechanical Technology Incorporated common stock in accordance with SFAS No. 133 and, therefore, recorded a cumulative unrealized loss of $1.0 million as of October 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations and met its capital expenditure requirements primarily through the sale of private equity securities, public security offerings, borrowings on a line of credit and capital equipment leases.

    As of March 31, 2001, the Company's cash and cash equivalents were $7.2 million, a decrease of $1.6 million from September 30, 2000. Cash used in operating activities for the six months ended March 31, 2001 was $1.8 million as compared to $4.8 million in 2000. Cash used in operating activities during the six months ended March 31, 2001 was primarily attributable to the Company's net loss offset by non-cash items such as depreciation and amortization, increases in allowances for doubtful accounts and excess and obsolete inventory, loss from Beacon Power and unrealized loss from warrants to purchase common stock.

    Cash used in investing activities during the six months ended March 31, 2001 was $1.0 million as compared to $1.1 million in 2000. Net cash used in investing activities during the six months ended March 31, 2001 included capital expenditures of $1.0 million. The Company estimates that it will spend an additional $4.0 million on capital expenditures through fiscal year 2001 primarily at its Advanced Fuel Cell Division to expand its capacity to manufacture its power conversion products. The Company expects these additions will be financed principally from lease financing and, to a lesser extent, cash on hand. If the Company is unable to obtain lease financing, its capital expenditures would be expected to be approximately $1.0 million during fiscal year 2001.

    Cash provided by financing activities for the six months ended March 31, 2001 was $1.2 million as compared to $13.2 million in 2000. Net cash provided by financing activities during the six months ended March 31, 2001 includes
$1.5 million of proceeds from lease financing and $604,000 from the exercise of common stock options offset by $647,000 of equity financing costs. In December 2000, the Company entered into an agreement for the lease of certain production equipment in the amount of $1.5 million. Payments are due in monthly installments of $60,000 from December 2000 through May 2001, $40,000 from June 2001 through January 2002 and $19,705 from February 2002 through November 2005.

    The Company anticipates that the existing $7.2 million in cash and cash equivalents will be sufficient to fund operations for at least the next twelve months. However, there can be no assurance that the Company will not require additional financings within this time frame or that any additional financing, if needed, will be available to the Company on terms acceptable to the Company, if at all.

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

    On February 7, 2001, the Company, APACE, Roger M. Slotkin and Jeffrey Waxweiler entered into a settlement agreement with respect to all claims concerning, in connection with or arising from the APACE litigation and arbitration. Pursuant to the settlement agreement, the Company paid and delivered to APACE $60,000 and issued 12,500 shares of the Company's Common Stock to APACE. The Company is not obligated to register these shares under the Securities Act of 1933, as amended. The AAA has been notified that the arbitration proceeding has been dismissed without any recovery by any party, and APACE's counsel will be filing a voluntary notice of dismissal in the Supreme Court for the State of New York shortly. The settlement agreement also contains mutual releases of the parties relating to all claims.

    Disclosure relating to this matter was previously set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and the Quarterly Report on Form 10-Q for the period ended December 31, 2000.

    From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business. The Company is not aware of any current or pending litigation to which the Company is or may be a party that the Company believes could materially adversely affect its results of operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS:

RECENT SALES OF UNREGISTERED SECURITIES

    On February 15, 2001, in connection with the settlement of a claim asserted against the Company (as discussed in Part II, Item 1 above), the Company issued 12,500 shares of the Company's Common Stock to Atlantic Consulting Group, Ltd. These shares were issued in reliance upon the exemptions from registration under
Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

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

    (B) REPORTS ON FORM 8-K

        The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       SATCON TECHNOLOGY CORPORATION

Date: May 14, 2001                                     By:              /s/ SEAN F. MORAN
                                                            -----------------------------------------
                                                              Sean F. Moran, Chief Financial Officer
                                                               (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                             OFFICER)

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER           EXHIBIT
---------------------   -------
         3.1            Certificate of Amendment of Certificate of Incorporation of
                          the Registrant, as filed with the Secretary of State of
                          the State of Delaware on May 4, 2001.
        10.1            Cooperation Agreement by and between the Registrant and
                          Beacon Power Corporation, dated April 25, 2001.
        99              Risk Factors.