Form 10-K/A
period 2000-09-30
SATCON TECHNOLOGY CORP
filed 2001-05-29
CIK 889423

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

                          AMENDMENT NO. 3 TO FORM 10-K

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    SatCon was organized as a Massachusetts corporation in 1985 and reincorporated as a Delaware corporation in 1992. We are developing enabling technologies for the emerging distributed power generation and power quality markets. We design, develop and manufacture high-efficiency products and a variety of standard and custom high-performance motors to suit specific applications. Our power and energy management products convert, store and manage electricity for businesses and consumers that require high-quality, uninterruptible power. We are utilizing our engineering and manufacturing expertise to develop products we believe will be integral components of distributed power generation and power quality systems. Our specialty motors are typically designed and manufactured for unique customer requirements such as high power-to-size requirements or high efficiency.

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

    We and our affiliate, Beacon Power Corporation, are focusing our development and manufacturing efforts on products for high-growth markets in the following categories:

PRODUCT CATEGORY               PRODUCTS                       MARKETS
----------------               --------                       -------
Electronics and power          Inverters, hybrid              Distributed power generation
electronics                    microcircuits, thin film       (including fuel cells and
                               substrates, and amplifiers     microturbines),
                                                              telecommunications, aircraft,
                                                              satellites and medical
                                                              instruments

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

Beacon Power's flywheel and    Flywheels                      Uninterruptible power
energy storage                                                supplies

    We are developing products for the distributed power generation and power quality markets that we believe will establish industry standards. Our products have been developed for use in both residential and larger industrial fuel cell power generation systems. Plug Power, Inc., H Power Corp. and IdaTech LLC, formerly Northwest Power Systems LLC, are currently evaluating our PowerGate-TM-power electronics and control software for use in their residential fuel cell power generation systems, and we have received orders for 30 of our residential fuel cell power conversion systems from Plug Power, orders for three systems from H Power, orders for two systems from Nuvera Fuel Cells and an order for one system from IdaTech. Beacon Power has received a sales commitment for 100 flywheel energy storage systems from TLER Associates Ltd., a company that develops housing in Mexico, and a sales commitment for flywheels from Cox Communications, Inc. In addition, Beacon Power is conducting field tests of its flywheel energy storage systems with Bell Atlantic Network Services, Inc., now part of Verizon Communications, Century Communications Corporation, now part of Adelphia Communications Corporation, and WinDBreak Cable. Beacon Power is developing flywheel energy storage systems using technology developed by us and licensed to Beacon Power. As of December 31, 2000, we beneficially owned approximately 23.4% of Beacon Power's common stock.

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

    OUR OPPORTUNITY

    The increased demand for reliable, high-quality, cleaner power is creating a growing market for distributed power generation and power quality systems. All of these systems require power and energy management products to convert, store and manage electricity. In order to be commercially viable and operate effectively, these power and energy management products must be highly reliable, efficient, low-cost and compact. Many of these products must be highly customized to meet the evolving needs of the distributed power generation and power quality marketplace. We believe that a significant opportunity exists to manufacture and supply power and energy management products that meet these criteria.

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

STRATEGY

    Our objective is to be a leading provider of the power and energy management products necessary for the successful commercialization of distributed power generation systems, such as fuel cells and microturbines, hybrid-electric vehicles and power quality products, such as flywheel energy storage systems. We believe that by designing and developing our products across multiple markets and multiple applications, our success should be less dependent upon the adoption of a specific application or on the business of a single market participant. To accomplish our objective, we are pursuing the following key strategies:

    - DESIGN AND DEVELOP INNOVATIVE POWER AND ENERGY MANAGEMENT PRODUCTS. We are developing proprietary products that are integral components in distributed power generation and power quality systems such as our PowerGate-TM- converter, GridLink-TM- utility interface and MegaVerter-TM-converter. We believe that we have a competitive advantage resulting from our engineering expertise in the areas of power electronics, electromagnetics, mechanical and thermal dynamics, system controls and microelectronic design that we have been working on since 1985. We have leveraged research and development funding from government and industry sources to build a technology base within these areas that has resulted in 59 U.S. patents and 17 patent applications pending with the U.S. patent and trademark office. In addition, 36 other patents have been issued to our employees and assigned to DaimlerChrysler in connection with the Chrysler Patriot racecar project.

    - ESTABLISH OUR PRODUCTS AS INDUSTRY STANDARDS. We seek to establish our power conversion products as industry standards and become a major supplier to the distributed power generation and power quality markets by working with our customers to determine cost and performance requirements as we design and build our products to meet those requirements. Since we are establishing these requirements early in the product life cycle while we are one of the few suppliers, we hope that our products will set the industry standard. We believe that our engineering expertise and experience in manufacturing highly reliable products is positioning us to establish standards for our distributed power generation and power quality products.

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

PRODUCTS

    We design, develop and manufacture high-efficiency, high-reliability and long-lived power and energy management products that convert, store and manage electricity. We are using our electronics and manufacturing expertise to develop products that meet the high-reliability, high-efficiency, low-cost and compact-size requirements of the distributed power generation and power quality markets. Our products are sold through our operating divisions in the following segments:

    ELECTRONICS SEGMENT. The electronics segment includes power electronics, fuel cell power conversion systems, hybrid microcircuits, thin film substrates and amplifiers. Revenues for fiscal year 2000 within this category totaled $8.6 million, $8.3 million of which was generated in hybrid microcircuits, thin film substrates and amplifiers. Approximately $300,000 of revenue was generated by fuel cell power conversion systems, which are still in the development and test stage. The following are descriptions of our product categories within the electronics segment.

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

    We have also developed a technology to make modular inverter units that can be combined and scaled to handle high-power requirements. Using this technology, we developed the MegaVerter-TM- for use in connection with large, commercial sized, fuel cell or microturbine power generation systems that produce power ranging from 200 kilowatts to 5 megawatts. We have agreed to develop power electronics and control software for FuelCell Energy, Inc. at our own cost for evaluation by FuelCell Energy for use in their industrial fuel cell power generation system. Under this agreement, we plan to install a MegaVerter-TM- in a 250 kilowatt fuel cell power generation system that is currently powering FuelCell Energy's facility in Danbury, Connecticut. Revenue for our fiscal years ended September 30, 2000, 1999 and 1998 from our fuel cell power conversion systems was approximately $300,000, $0 and $0, respectively.

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

    Revenue for our fiscal years ended September 30, 2000, 1999 and 1998 from our microelectronic products, which consist of our hybrid microcircuits, thin film substrates and amplifiers, was approximately $8.3 million, $6.3 million and $5.9 million, respectively.

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

    HIGH-PERFORMANCE MOTORS AND ELECTRIC DRIVETRAINS

    We design and manufacture a variety of standard and custom high-performance motors to suit specific applications. Our specialty motors are typically designed and manufactured for unique customer requirements such as high power-to-size requirements or high efficiency. We believe that our technical and design expertise enables us to shorten the time between receiving customer specifications and designing and building motors that meet these specifications. Some of our products include:

    - MAGNETIC LEVITATION SYSTEMS. We manufacture magnetic levitation, or MagLev-TM-, systems that enable machinery to rotate or move without contacting other machine parts. Our MagLev-TM- systems use electro-magnetic fields to lift mechanical components without any surface contact. Sensors within the system determine the actual position of the levitated object and send signals to a high-speed digital controller, which commands electricity to activate the electro-magnets thereby making the object move away from any surface it is about to contact. This is done at extremely high speeds in order to maintain the stability of the levitated object and can be accomplished with objects that spin, such as motors, or objects that move in one direction, like pistons or push rods. Our largest selling MagLev-TM- system is the integrated suspension and motor, or ISAM, system that is sold to Applied Materials, Inc. for silicon wafer manufacturing. Because none of the rotating parts contact any other parts, the ISAM system does not require lubrication and is ideal for applications such as silicon wafer production where a contaminant-free environment is critical. Applied Materials has the exclusive right to use this product in rapid thermal processing equipment for silicon wafers, and we are Applied Materials' sole source provider. MagLev-TM- technology is also used in the manufacture of magnetic bearings for Beacon Power's flywheel. We have also developed MagLev-TM- systems for applications such as vibration isolators and magnetic bearings for jet engines and turbines. We are currently developing new applications for use in silicon wafer manufacturing, laser printing, equipment testing and other manufacturing applications. Revenue for our fiscal years ended September 30, 2000, 1999 and 1998 from our MagLev-TM- systems was approximately $3.3 million, $1.0 million and $1,000, respectively.

    - SHAKER VIBRATION TEST SYSTEMS. We sell shaker vibration test systems that enable manufacturers to understand how their mechanical and electronic products will perform after exposure to vibrations. Our shaker vibration test systems are designed to replicate vibrations ranging from continuous shaking to high impact forces such as those arising from dropping a product on the floor or landing a plane. Our shaker vibration test systems are used for testing a variety of products, including small electronic components, computer hardware, consumer electronics, automobiles and aerospace and satellite structures. In addition, since our acquisition of Ling Electronics in October 1999, we have begun to sell a line of digitally modulated power amplifiers. We sell these amplifiers individually and as components of our shaker vibration test systems. Revenue for our fiscal years ended

      September 30, 2000, 1999 and 1998 from our shaker vibration test systems was approximately $7.4 million, $0 and $0, respectively.

    - ELECTRIC DRIVETRAINS. In November 1999, we acquired certain intellectual property and assets from Northrop Grumman Corporation to give us the ability to manufacture and sell electric drivetrains which convert electricity into mechanical energy for propulsion of automobiles. Northrop Grumman developed this intellectual property while designing a 100-horsepower electric drivetrain for DaimlerChrysler for light duty, high-power electric vans and utility vehicles and a 230-horsepower electric drivetrain for a 33,000 pound vehicle such as a bus or truck. Prior to November 1999, over 300 of the 100-horsepower motors were installed in DaimlerChrysler's electric powered interurban commuter minivans, and a 230-horsepower electric drivetrain was installed in a Blue Bird Corporation bus as part of the Cedar Rapids Electric Transportation Coalition. We are currently pursuing opportunities to sell these products in the electric drivetrain marketplace. To date, we have not received any revenue from the sale of electric drivetrains.

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

    Revenue for our fiscal years ended September 30, 2000, 1999 and 1998 from our high-performance motors, which consist of fuel cell motors, industrial automation motors and machine tool motors, was approximately $3.1 million, $1.8 million and $1.6 million, respectively.

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

    FUNDED RESEARCH AND DEVELOPMENT SEGMENT

    We perform funded research and development in connection with government programs and for third parties. We pursue funded research and development in areas where we have technical expertise and where we believe there is significant commercial application for the developed technology. We have performed funded research and development in connection with the development of each of our product areas. Revenue for our fiscal years ended September 30, 2000, 1999 and 1998 from funded research and development was approximately $8.7 million, $6.4 million and $8.0 million, respectively.

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

    We currently own 59 U.S. patents and have 17 patent applications pending with the U.S. patent and trademark office. In addition, 36 other patents have been issued to our employees and assigned to DaimlerChrysler in connection with the Chrysler Patriot racecar project. DaimlerChrysler granted us a non-exclusive, royalty-free license to these patents for non-automotive applications. Our 59 U.S. patents and the 36 patents assigned to DaimlerChrysler are distributed among the following five application areas:

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

DIVIDEND POLICY

    We have never paid dividends on our common stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends for the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

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

OVERVIEW

    We are developing enabling technologies for the emerging distributed power generation and power quality markets. We manufacture power and energy management products that convert, store and manage electricity for businesses and consumers that require high-quality, uninterruptible power. We are utilizing our engineering and manufacturing expertise to develop products to serve the distributed power generation and power quality markets, including products for fuel cell and microturbine power generation systems, hybrid-electric vehicles and flywheel energy storage systems. We believe the family of products we are developing will be integral components of distributed power generation and power quality systems.

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

                                                                            THREE MONTHS ENDED
                                          ---------------------------------------------------------------------------------------
                                          SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,
                                            2000        2000       2000       1999       1999        1999       1999       1998
                                          ---------   --------   --------   --------   ---------   --------   --------   --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Revenue:
Product revenue.........................   $ 8,159    $ 5,459    $ 5,648    $ 3,161     $ 2,733    $ 2,623    $ 1,772    $ 1,995
Funded research and development and
  other revenue.........................     2,102      3,235      1,896      1,395       1,266      1,469      1,890      1,730
                                           -------    -------    -------    -------     -------    -------    -------    -------
      Total revenue.....................    10,261      8,694      7,544      4,556       3,999      4,092      3,662      3,725
                                           -------    -------    -------    -------     -------    -------    -------    -------
Operating costs and expenses:
Cost of product revenue.................     6,583      4,599      4,886      3,001       2,784      3,288      1,915      1,524
Research and development and other
  revenue expenses:
  Funded research and development and
    other revenue expenses..............     1,415      2,741      1,598      1,094       1,181      1,907      1,413      1,326
  Unfunded research and development
    expenses............................     1,326      1,203        295        629         345        229         52        101
                                           -------    -------    -------    -------     -------    -------    -------    -------
      Total research and development and
        other revenue expenses..........     2,741      3,944      1,893      1,723       1,526      2,136      1,465      1,427
Selling, general and administrative
  expenses..............................     2,963      2,555      2,420      2,032       1,624      5,176      1,029        990
Amortization of intangibles.............       322        323        329        243          98        101         94         78
                                           -------    -------    -------    -------     -------    -------    -------    -------
  Total operating costs and expenses....    12,609     11,421      9,528      6,999       6,032     10,701      4,503      4,019
                                           -------    -------    -------    -------     -------    -------    -------    -------
Operating loss..........................    (2,348)    (2,727)    (1,984)    (2,443)     (2,033)    (6,609)      (841)      (294)
Other income (loss).....................       185        146         99         30         (31)      (186)       (26)        19
                                           -------    -------    -------    -------     -------    -------    -------    -------
Net loss before loss from Beacon Power
  Corporation...........................    (2,163)    (2,581)    (1,885)    (2,413)     (2,064)    (6,795)      (867)      (275)
Loss from Beacon Power Corporation......       (72)      (116)      (148)      (563)       (512)    (1,006)    (1,383)    (1,440)
                                           -------    -------    -------    -------     -------    -------    -------    -------
Net loss................................    (2,235)    (2,697)    (2,033)    (2,976)     (2,576)    (7,801)    (2,250)    (1,715)
Accretion of redeemable convertible
  preferred stock discount..............        --         --     (2,950)      (156)        (51)        --         --         --
                                           -------    -------    -------    -------     -------    -------    -------    -------
Net loss attributable to common
  stockholders..........................   $(2,235)   $(2,697)   $(4,983)   $(3,132)    $(2,627)   $(7,801)   $(2,250)   $(1,715)
                                           =======    =======    =======    =======     =======    =======    =======    =======
Net loss per share, basic and diluted...   $ (0.16)   $ (0.20)   $ (0.40)   $ (0.29)    $ (0.28)   $ (0.85)   $ (0.25)   $ (0.19)
                                           =======    =======    =======    =======     =======    =======    =======    =======
Weighted average number of common
  shares, basic and diluted.............    13,685     13,642     12,398     10,793       9,488      9,177      9,059      8,980
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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I: FINANCIAL STATEMENTS OF SATCON TECHNOLOGY
  CORPORATION

Report of Independent Public Accountants....................     38

Report of Independent Accountants...........................     39

Consolidated Financial Statements:
  Consolidated Balance Sheets as of September 30, 2000 and
    1999....................................................     40
  Consolidated Statements of Operations for the Years Ended
    September 30, 2000, 1999
    and 1998................................................     41
  Consolidated Statements of Changes in Stockholders' Equity
    for the Years Ended
    September 30, 2000, 1999 and 1998.......................     42
  Consolidated Statements of Cash Flows for the Years Ended
    September 30, 2000, 1999
    and 1998................................................     43
  Notes to Consolidated Financial Statements................     44

Schedule II: Valuation and Qualifying Accounts for the Years
  Ended
  September 30, 2000, 1999 and 1998.........................     81

PART II: FINANCIAL STATEMENTS OF BEACON POWER CORPORATION

Independent Auditors' Report................................     82

Consolidated Balance Sheets at December 31, 2000 and 1999...     83

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998 and for the Period May 8,
  1997 (date of inception) to December 31, 2000.............     84

Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 2000, 1999 and 1998 and
  for the Period May 8, 1997 (date of inception) to December
  31, 2000..................................................     85

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998 and for the Period May 8,
  1997 (date of inception) to December 31, 2000.............     88

Notes to Consolidated Financial Statements..................     89

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

                         SATCON TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  ORGANIZATION, RESTATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

    ORGANIZATION

    SatCon Technology Corporation (the "Company" or "SatCon") was organized as a Massachusetts corporation in February 1985 and reincorporated in Delaware in 1992. SatCon develops enabling technologies for the emerging distributed power generation and power quality markets. SatCon also manufactures power and energy management products that convert, store and manage electricity for businesses and consumers that require high-quality, uninterruptible power. SatCon is utilizing its engineering and manufacturing expertise to develop products to serve the distributed power generation and power quality markets, including products for fuel cell and microturbine power generation systems, hybrid-electric vehicles and flywheel energy storage systems. SatCon believes the family of products it is developing will be integral components of distributed power generation and power quality systems.

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

RESTATEMENTS

    During fiscal 2000, the Company has restated its financial statements on two separate occasions. A description of each restatement is as follows:

AUGUST 2000 RESTATEMENT

    In August 2000, the Company restated its financial statements for fiscal 1997, 1998 and 1999. The restatement was prompted by the initial audit of the financial statements of its affiliate, Beacon Power Corporation ("Beacon Power") and reflects treating certain costs as expenses rather than being included in the value of the net assets of Beacon Power at December 24, 1997 (see Note E). The Company previously had accounted for these costs either as fixed assets or as part of the net assets of Beacon Power. The Company had capitalized
$2.9 million of costs incurred during 1996, 1997 and 1998 in developing design documentation, tooling and test fixtures for Beacon Power's flywheel energy storage system. At the time these costs were capitalized, the Company believed that it had a fully functional design that could meet

                         SATCON TECHNOLOGY CORPORATION

A.  ORGANIZATION, RESTATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES (CONTINUED)
customer performance requirements and that the product could be manufactured and sold at a profit so that the capitalized costs would be recovered. The Company believed that its flywheel energy storage product was beyond the research and development stage. As part of the initial audit of Beacon Power during 2000 for the period from inception (May 1997) through December 31, 1999, the Company reviewed the audit evidence supporting the capitalized costs and determined that these costs had not been properly capitalized. Accordingly, the Company has expensed these costs as incurred. In addition, as a result of the initial audit of the financial statements of Beacon Power, additional immaterial adjustments were made to the historical financial statements of Beacon Power. A summary of the additional adjustments is as follows:

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
                                                              ============   ============

                         SATCON TECHNOLOGY CORPORATION

A. ORGANIZATION, RESTATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                 FOR THE YEAR ENDED
                                                                 SEPTEMBER 30, 1998
                                                              -------------------------
                                                              AS RESTATED   AS REPORTED
                                                              -----------   -----------
Revenue:
Product revenue.............................................  $ 7,520,188   $ 7,520,188
Funded research and development and other revenue...........    8,010,735     7,965,735
                                                              -----------   -----------
Total revenue...............................................   15,530,923    15,485,923
                                                              -----------   -----------
Operating costs and expenses:
Cost of product revenue.....................................    5,474,067     5,474,067
Research and development and other revenue expenses:
  Funded research and development and other revenue.........    5,517,135     5,517,135
  Unfunded research and development expenses................    1,276,499       346,161
                                                              -----------   -----------
    Total research and development and other revenue
      expenses..............................................    6,793,634     5,863,296
Selling, general and administrative expenses................    4,523,424     4,787,070
Amortization of intangibles.................................      290,957       290,957
                                                              -----------   -----------
Total operating costs and expenses..........................   17,082,082    16,415,390
                                                              -----------   -----------
Operating loss..............................................   (1,551,159)     (929,467)
Interest income.............................................      179,861       179,861
Interest expense............................................      (10,206)      (10,206)
                                                              -----------   -----------
Net loss before income taxes and loss from Beacon Power
  Corporation...............................................   (1,381,504)     (759,812)
Loss from Beacon Power Corporation..........................   (1,888,619)   (3,541,817)
Provision for income taxes..................................       (3,872)       (3,872)
                                                              -----------   -----------
Net loss attributable to common stockholders................  $(3,273,995)  $(4,305,501)
                                                              ===========   ===========
Net loss per share, basic and diluted.......................  $      (.37)  $      (.48)
                                                              ===========   ===========
Weighted average number of common shares, basic and
  diluted...................................................    8,956,671     8,956,671
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

                    BEACON POWER CORPORATION AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                                   CLASS A                  CLASS C
                                                               PREFERRED STOCK          PREFERRED STOCK         COMMON STOCK
                                                           ------------------------   -------------------   ---------------------
                                                             SHARES       AMOUNT       SHARES     AMOUNT      SHARES      AMOUNT
                                                           ----------   -----------   --------   --------   ----------   --------
Balance at May 8, 1997 (Date of Inception)...............          --   $        --        --    $     --           --   $     --
Issuance of founder's shares.............................          --            --        --          --    6,750,000     67,500
Issuance of Class A preferred stock......................   1,125,000     5,000,000        --          --           --         --
Recapitalization.........................................   3,373,313        67,466        --          --   (6,746,626)   (67,466)
Rounding for fractional shares...........................          --            --        --          --           (2)        --
Issuance of Class C preferred and common stock...........          --            --         6      29,866       13,476        134
Accrual of consulting expense............................          --            --        --          --           --         --
Repayment of subscription receivable.....................          --            --        --          --           --         --
Net loss.................................................          --            --        --          --           --         --
                                                           ----------   -----------   --------   --------   ----------   --------
Balance, December 31, 1997...............................   4,498,313     5,067,466         6      29,866       16,848        168

Issuance of Class A preferred stock for services.........     120,000       300,000        --          --           --         --
Issuance of Class A preferred stock for services and
  interest on loans......................................       4,594        11,485        --          --           --         --
Dividend on Class D redeemable convertible preferred
  stock..................................................          --            --        --          --           --         --
Repayment of subscription receivable.....................          --            --        --          --           --         --
Amortization of deferred consulting expense, net.........          --            --        --          --           --         --
Accretion of redeemable preferred stock to redemption
  value..................................................          --            --        --          --           --         --
Net loss.................................................          --            --        --          --           --         --
                                                           ----------   -----------   --------   --------   ----------   --------
Balance, December 31, 1998...............................   4,622,907     5,378,951         6      29,866       16,848        168

Issuance of Class A preferred stock for services.........     145,000       362,500        --          --           --         --
Dividend on Class D redeemable convertible preferred
  stock..................................................          --            --        --          --           --         --
Deferred stock compensation..............................          --            --        --          --           --         --
Amortization of deferred stock compensation..............          --            --        --          --           --         --
Amortization of deferred consulting expense, net.........          --            --        --          --           --         --
Issuance of warrants to holders of Class D redeemable
  convertible preferred stock............................          --            --        --          --           --         --
Issuance of warrants for bridge loans....................          --            --        --          --           --         --
Accretion of redeemable preferred stock to redemption
  value..................................................          --            --        --          --           --         --
Net loss.................................................          --            --        --          --           --         --
                                                           ----------   -----------   --------   --------   ----------   --------
Balance, December 31, 1999...............................   4,767,907     5,741,451         6      29,866       16,848        168

Dividends on redeemable convertible preferred stock......          --            --        --          --           --         --
Issuance of warrants.....................................          --            --        --          --           --         --
Deferred stock compensation..............................          --            --        --          --           --         --
Amortization of deferred stock compensation..............          --            --        --          --           --         --
Accretion of redeemable preferred stock to redemption
  value..................................................          --            --        --          --           --         --
Proceeds from stock offering.............................          --            --        --          --    9,200,000     92,000
Conversion of Class A preferred stock....................  (4,767,907)   (5,741,451)       --          --    9,535,814     95,358
Conversion of Class C preferred stock....................          --            --        (6)    (29,866)          12         --
Conversion of redeemable convertible preferred stock.....          --            --        --          --   19,823,704    198,237
Deferred consulting......................................          --            --        --          --           --         --
Common stock issuance for consulting.....................          --            --        --          --      134,464      1,345
Payment of accrued dividend..............................          --            --        --          --      859,330      8,593
Cashless warrant exercise................................          --            --        --          --    1,982,876     19,829
Exercise of stock options................................          --            --        --          --      480,266      4,803
Net loss.................................................          --            --        --          --           --         --
                                                           ----------   -----------   --------   --------   ----------   --------
Balance, December 31, 2000...............................          --   $        --        --    $     --   42,033,314   $420,333
                                                           ==========   ===========   ========   ========   ==========   ========

                See notes to consolidated financial statements.

                    BEACON POWER CORPORATION AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)

                                               DEFERRED      DEFERRED      ADDITIONAL       STOCK
                                              CONSULTING      STOCK         PAID-IN      SUBSCRIPTION   ACCUMULATED
                                               EXPENSE     COMPENSATION     CAPITAL       RECEIVABLE      DEFICIT
                                              ----------   ------------   ------------   ------------   ------------
Balance at May 8, 1997 (Date of
  Inception)................................  $      --    $        --    $         --   $        --    $         --
Issuance of founder's shares................         --             --              --            --         (67,500)
Issuance of Class A preferred stock.........         --             --              --    (5,000,000)             --
Recapitalization............................         --             --              --            --              --
Rounding for fractional shares..............         --             --              --            --              --
Issuance of Class C preferred and common
  stock.....................................         --             --              --            --              --
Accrual of consulting expense...............     87,500             --              --            --              --
Repayment of subscription receivable........         --             --              --     2,992,492              --
Net loss....................................         --             --              --            --      (3,111,381)
                                              ---------    -----------    ------------   -----------    ------------
Balance, December 31, 1997..................     87,500             --              --    (2,007,508)     (3,178,881)

Issuance of Class A preferred stock for
  services..................................   (150,000)            --              --            --              --
Issuance of Class A preferred stock for
  services and interest on loans............         --             --              --            --              --
Dividend on Class D redeemable convertible
  preferred stock...........................         --             --              --            --        (112,153)
Repayment of subscription receivable........         --             --              --     2,007,508              --
Amortization of deferred consulting expense,
  net.......................................     25,000             --              --            --              --
Accretion of redeemable preferred stock to
  redemption value..........................         --             --              --            --          (6,908)
Net loss....................................         --             --              --            --      (4,793,398)
                                              ---------    -----------    ------------   -----------    ------------
Balance, December 31, 1998..................    (37,500)            --              --            --      (8,091,340)

Issuance of Class A preferred stock for
  services..................................   (125,000)            --              --            --              --
Dividend on Class D redeemable convertible
  preferred stock...........................         --             --              --            --        (636,852)
Deferred stock compensation.................         --        (65,318)         65,318            --              --
Amortization of deferred stock
  compensation..............................         --          8,670              --            --              --
Amortization of deferred consulting expense,
  net.......................................     62,500             --              --            --              --
Issuance of warrants to holders of Class D
  redeemable convertible preferred stock....         --             --         280,000            --        (280,000)
Issuance of warrants for bridge loans.......         --             --         170,000            --              --
Accretion of redeemable preferred stock to
  redemption value..........................         --             --              --            --         (41,671)
Net loss....................................         --             --              --            --      (5,671,493)
                                              ---------    -----------    ------------   -----------    ------------
Balance, December 31, 1999..................   (100,000)       (56,648)        515,318            --     (14,721,356)

Dividends on redeemable convertible
  preferred stock...........................         --             --              --            --      (1,496,675)
Issuance of warrants........................         --             --      36,070,366            --     (34,300,000)
Deferred stock compensation.................         --     (2,944,649)      2,944,649            --              --
Amortization of deferred stock
  compensation..............................         --        930,638              --            --              --
Accretion of redeemable preferred stock to
  redemption value..........................         --             --              --            --         (64,435)
Proceeds from stock offering, net of
  expenses..................................         --             --      49,249,537            --              --
Conversion of Class A preferred stock.......         --             --       5,646,093            --              --
Conversion of Class C preferred stock.......         --             --          29,866            --              --
Conversion of redeemable convertible
  preferred stock...........................         --             --      36,496,431            --              --
Deferred consulting.........................    598,284             --              --            --              --
Common stock issuance for consulting........   (498,284)            --         496,939            --              --
Payment of accrued dividend.................         --             --       1,077,714            --              --
Cashless warrant exercise...................         --             --         (19,829)           --              --
Exercise of stock options...................         --             --         451,674            --              --
Net loss....................................         --             --              --            --     (17,418,038)
                                              ---------    -----------    ------------   -----------    ------------
Balance, December 31, 2000..................  $      --    $(2,070,659)   $132,958,758   $         0    $(68,000,504)
                                              =========    ===========    ============   ===========    ============

                See notes to consolidated financial statements.

                    BEACON POWER CORPORATION AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)

                                                                  TOTAL
                                                              STOCKHOLDERS'
                                                              (DEFICIENCY)
                                                                 EQUITY
                                                              -------------
Balance at May 8, 1997 (Date of Inception)..................            --
Issuance of founder's shares................................            --
Issuance of Class A preferred stock.........................            --
Recapitalization............................................            --
Rounding for fractional shares..............................            --
Issuance of Class C preferred and common stock..............        30,000
Accrual of consulting expense...............................        87,500
Repayment of subscription receivable........................     2,992,492
Net loss....................................................    (3,111,381)
                                                              ------------
Balance, December 31, 1997..................................        (1,389)

Issuance of Class A preferred stock for services............       150,000
Issuance of Class A preferred stock for services and
  interest on loans.........................................        11,485
Dividend on Class D redeemable convertible preferred
  stock.....................................................      (112,153)
Repayment of subscription receivable........................     2,007,508
Amortization of deferred consulting expense, net............        25,000
Accretion of redeemable preferred stock to redemption
  value.....................................................        (6,908)
Net loss....................................................    (4,793,398)
                                                              ------------
Balance, December 31, 1998..................................    (2,719,855)

Issuance of Class A preferred stock for services............       237,500
Dividend on Class D redeemable convertible preferred
  stock.....................................................      (636,852)
Deferred stock compensation.................................            --
Amortization of deferred stock compensation.................         8,670
Amortization of deferred consulting expense, net............        62,500
Issuance of warrants to holders of Class D redeemable
  convertible preferred stock...............................            --
Issuance of warrants for bridge loans.......................       170,000
Accretion of redeemable preferred stock to redemption
  value.....................................................       (41,671)
Net loss....................................................    (5,671,493)
                                                              ------------
Balance, December 31, 1999..................................    (8,591,201)

Dividends on redeemable convertible preferred stock.........    (1,496,675)
Issuance of warrants........................................     1,770,366
Deferred stock compensation.................................            --
Amortization of deferred stock compensation.................       930,638
Accretion of redeemable preferred stock to redemption
  value.....................................................       (64,435)
Proceeds from stock offering................................    49,341,537
Conversion of Class A preferred stock.......................            --
Conversion of Class C preferred stock.......................            --
Conversion of redeemable convertible preferred stock........    36,694,668
Deferred consulting.........................................       598,284
Common stock issuance for consulting........................            --
Payment of accrued dividend.................................     1,086,307
Cashless warrant exercise...................................            --
Exercise of stock options...................................       456,477
Net loss....................................................   (17,418,038)
                                                              ------------
Balance, December 31, 2000..................................  $ 63,307,928
                                                              ============

                See notes to consolidated financial statements.

                    BEACON POWER CORPORATION AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                CUMULATIVE
                                                                                                   FROM
                                                                                               MAY 8, 1997
                                                                                                 (DATE OF
                                                                                                INCEPTION)
                                                     YEAR ENDED    YEAR ENDED    YEAR ENDED      THROUGH
                                                    DECEMBER 31    DECEMBER 31   DECEMBER 31   DECEMBER 31
                                                        2000          1999          1998           2000
                                                    ------------   -----------   -----------   ------------
Cash flows from operating activities:
  Net loss........................................  $(17,418,038)  $(5,671,493)  $(4,793,398)  $(30,994,310)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization.................       401,013      218,594        78,208         697,815
    Loss on sale of fixed assets..................        47,416           --            --          47,416
    Interest expense relating to issuance of
      warrants....................................       201,000      170,000            --         371,000
    Amortization of deferred consulting expense,
      net.........................................       598,284      300,000       175,000       1,160,784
    Amortization of deferred stock compensation...       930,638           --            --         930,638
    Warrants issued for consulting services.......     1,569,366           --            --       1,569,366
    Accrued loss on sales commitments.............        50,974      325,000            --         375,974
    Services and interest expense paid in
      preferred stock.............................            --           --        11,485          11,485
  Changes in operating assets and liabilities:
    Inventory.....................................      (207,613)          --            --        (207,613)
    Prepaid expenses and other current assets.....      (841,150)       4,320        (5,820)       (857,137)
    Accounts payable..............................     1,315,184     (409,577)      772,723       1,728,330
    Accrued compensation and benefits.............       167,880       41,023        37,141         277,086
    Accrued interest..............................       111,420      164,140            --         275,560
    Due to related party..........................        52,725      (18,611)       18,611          52,725
    Accrued loss on sales commitments.............      (375,974)          --            --        (375,974)
    Other accrued expenses and current
      liabilities.................................       938,449       36,270       (16,359)        990,341
                                                    ------------   -----------   -----------   ------------
    Net cash used in operating activities.........   (12,458,426)  (4,840,334)   (3,722,409)    (23,946,514)

Cash flows from investing activities:
  Increase in other assets........................      (683,054)    (110,180)      (19,823)       (840,204)
  Repayment of note receivable from officer.......            --           --        40,000              --
  Purchases of property and equipment.............    (3,019,266)    (350,881)     (257,423)     (3,627,570)
                                                    ------------   -----------   -----------   ------------
    Net cash used in investing activities.........    (3,702,320)    (461,061)     (237,246)     (4,467,774)

Cash flows from financing activities:
  Initial public stock offering, net of
    expenses......................................    49,341,537           --            --      49,341,537
  Exercise of employee stock options..............       456,477           --            --         456,477
  Issuance of preferred stock.....................    28,351,791           --     4,486,237      32,868,028
  Repayment of subscription receivable............            --           --     2,007,508       5,000,000
  Repayment of capital leases.....................      (126,307)    (105,406)      (72,939)       (304,652)
  Proceeds from notes payable issued to
    investors.....................................       400,000    3,150,000            --       3,550,000
                                                    ------------   -----------   -----------   ------------
    Net cash provided by financing activities.....    78,423,498    3,044,594     6,420,806      90,911,390

Increase (decrease) in cash and cash
  equivalents.....................................    62,262,752   (2,256,801)    2,461,151      62,497,102

Cash and cash equivalents, beginning of period....       234,350    2,491,151        30,000              --
                                                    ------------   -----------   -----------   ------------

Cash and cash equivalents, end of period..........  $ 62,497,102   $  234,350    $2,491,151    $ 62,497,102
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
EXERCISE PRICE            OUTSTANDING      LIFE         PRICE     OF OPTIONS     PRICE
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

MICHAEL C. TURMELLE, age 42, became a director in 1993.

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

4.  EXHIBITS:

    The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K/A.

(b) Reports on Form 8-K:

    We did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on May 29, 2001.

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

                       NAME                                    CAPACITY                    DATE
                       ----                                    --------                    ----
                                                     Chairman of the Board of
              /s/ DAVID B. EISENHAURE                  Directors, President and
     ----------------------------------------          Chief Executive Officer         May 29, 2001
                David B. Eisenhaure                    (Principal Executive
                                                       Officer)

                                                     Vice President, Chief
                 /s/ SEAN F. MORAN                     Financial Officer and
     ----------------------------------------          Treasurer (Principal            May 29, 2001
                   Sean F. Moran                       Financial and Principal
                                                       Accounting Officer)

              /s/ MICHAEL C. TURMELLE                Director, Vice President,
     ----------------------------------------          Chief Operating Officer and     May 29, 2001
                Michael C. Turmelle                    Secretary

             /s/ JAMES L. KIRTLEY, JR.
     ----------------------------------------        Director, Vice President, and     May 29, 2001
               James L. Kirtley, Jr.                   Chief Scientist

             /s/ MARSHALL J. ARMSTRONG
     ----------------------------------------        Director                          May 29, 2001
               Marshall J. Armstrong

               /s/ ALAN P. GOLDBERG
     ----------------------------------------        Director                          May 29, 2001
                 Alan P. Goldberg

              /s/ THOMAS A. HURKMANS
     ----------------------------------------        Director                          May 29, 2001
                Thomas A. Hurkmans

               /s/ GERALD L. WILSON
     ----------------------------------------        Director                          May 29, 2001
                 Gerald L. Wilson

                                 EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
2.1          Amended and Restated Asset Purchase Agreement among SatCon
             Film Microelectronics, Inc., Film Microelectronics Inc., and
             Albert R. Snider, dated as of April 3, 1997, is incorporated herein by reference to Exhibits to the Registrant's Current
             Report on Form 8-K dated April 16, 1997.
2.2          Stock Purchase Agreement, dated as of October 21, 1999, by and among the Registrant, Mechanical Technology
             Incorporated, Ling Electronics, Inc. and Ling Electronics,
             Ltd. is incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated October 21,
             1999.
2.3          Asset Purchase Agreement, dated as of November 16, 1999, by and between the Registrant and Northrop Grumman Corporation is incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated November 16,
             1999.
3.1          Certificate of Incorporation of the Registrant is
             incorporated herein by reference to Exhibits to the
             Registrant's Registration Statement on Form S-1 (File No.
             33-49286).
3.2          Bylaws of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on
             Form S-1 (File No. 33-49286).
3.3          Certificate of Amendment of Certificate of Incorporation of
             the Registrant, as filed with the Secretary of State of the
             State of Delaware on May 12, 1997, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
3.4          Bylaws Amendment of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
3.5          Certificate of Amendment of Certificate of Incorporation of
             the Registrant, as filed with the Secretary of State of the
             State of Delaware on March 17, 1999, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated August 25, 1999.
3.6          Certificate of Designation of Series and Statement of
             Variations of Relative Rights, Preferences and Limitations
             of Preferred Stock, dated as of August 25, 1999, relating to the Series A Preferred Stock is incorporated herein by
             reference to Exhibits to the Registrant's Current Report on
             Form 8-K dated August 25, 1999.
3.7          Certificate of Amendment of Certificate of Incorporation of
             the Registrant, as filed with the Secretary of State of the
             State of Delaware on March 15, 2000 is incorporated by
             reference to Exhibits to the Registrant's Annual Report on
             Form 10-K for the year ended September 30, 2000.
3.8          Certificate of Amendment of Certificate of Incorporation of
             the Registrant, as filed with the Secretary of State of the
             State of Delaware on May 4, 2001, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001.
4.1          Specimen Certificate of Common Stock, $.01 par value, is
             incorporated herein by reference to Exhibits to the
             Registrant's Registration Statement on Form S-1 (File
             No. 33-49286).
10.1(*)      Employment Agreement, dated July 1, 1992, between the
             Registrant and David B. Eisenhaure is incorporated herein by reference to Exhibits to the Registrant's Registration
             Statement on Form S-1 (File No. 33-49286).
10.2(*)      Employment Agreement, dated July 1, 1992, between the
             Registrant and Michael C. Turmelle is incorporated herein by reference to Exhibits to the Registrant's Registration
             Statement on Form S-1 (File No. 33-49286).
10.3         Change of Control Letter Agreement, dated March 22, 2000,
             between the Registrant and Sean F. Moran is incorporated
             herein by reference to Exhibits to the Registrant's
             Quarterly Report on Form 10-Q for the period ended March 31,
             2000.
10.4(*)      1992 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on
             Form S-1 (File No. 33-49286).

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
10.5(*)      1994 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K
             for the year ended September 30, 1994.
10.6(*)      1996 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K
             for the year ended September 30, 1996.
10.7(*)      1998 Stock Incentive Plan is incorporated herein by
             reference to Exhibit B to the Registrant's Definitive
             Schedule 14A filed January 26, 1999.
10.8(*)      1999 Stock Incentive Plan is incorporated herein by
             reference to Exhibits to the Registrant's Annual Report on
             Form 10-K for the year ended September 30, 1999.
10.9         Lease, dated October 21, 1993, between the Registrant and
             Gunwyn/First Street Limited Partnership is incorporated
             herein by reference to Exhibits to the Registrant's
             Registration Statement on Form S-1 (File No. 33-49286) and
             First Amendment to Lease, dated June 22, 1998, by and
             between the Registrant and Gunwyn/First Street Limited
             Partnership is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the
             period ended September 30, 1998.
10.10(+)     Manufacturing Agreement between Applied Materials, Inc. and its wholly-owned subsidiaries and the Registrant, dated as of February 20, 1997, is incorporated herein by reference to
             Exhibits to the Registrant's Quarterly Report on Form 10-Q
             for the period ended March 31, 1997.
10.11        Securities Purchase Agreement, dated as of May 28, 1997, by and among the Registrant, Beacon Power Corporation and DQE
             Enterprises, Inc. is incorporated herein by reference to
             Exhibits to the Registrant's Current Report on Form 8-K
             dated May 28, 1997.
10.12        Securities Purchase Agreement, dated as of October 23, 1998, by and among Beacon Power Corporation, Perseus Capital,
             L.L.C., DQE Enterprises, Inc., Micro Generation Technology
             Fund, L.L.C. and the Registrant is incorporated herein by
             reference to Exhibits to the Registrant's Current Report on
             Form 8-K dated October 23, 1998.
10.13        Amended and Restated License Agreement, dated as of October
             23, 1998, by and between the Registrant and Beacon Power
             Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October
             23, 1998.
10.14        Registration Rights Statement, dated as of October 23, 1998, by and among Beacon Power Corporation, Perseus Capital,
             L.L.C., DQE Enterprises, Inc., Micro Generation Technology
             Fund, L.L.C., and the Registrant, setting forth certain
             registration rights granted by the Registrant is
             incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated October 23,
             1998.
10.15        Registration Rights Statement, dated as of October 23, 1998, by and among Beacon Power Corporation, Perseus Capital,
             L.L.C., DQE Enterprises, Inc., Micro Generation Technology
             Fund, L.L.C. and the Registrant, setting forth certain
             registration rights granted by Beacon Power Corporation is incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated October 23,
             1998.
10.16        Lease, dated February 27, 1996, by and between the
             Registrant and Diamond Management, Inc. is incorporated
             herein by reference to Exhibits to the Registrant's Annual
             Report on Form 10-K for the year ended September 30, 1998.
10.17        Lease, dated March 5, 1998, by and between the Registrant
             and Harold W. Slovin is incorporated herein by reference to
             Exhibits to the Registrant's Annual Report on Form 10-K for
             the year ended September 30, 1998.
10.18        North America Distributor Agreement, dated June 4, 1998, by and between SatCon Film Microelectronics, Inc., a division of the Registrant, and Falcon Electronics, Inc. is
             incorporated herein by reference to Exhibits to the
             Registrant's Annual Report on Form 10-K for the year ended
             September 30, 1998.
10.19        Asset Purchase Agreement, dated as of January 4, 1999, among
             K&D MagMotor Corp., the Registrant, Inductive Components,
             Inc., Lighthouse Software, Inc. and Thomas Glynn is
             incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated January 4,
             1999.

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
10.20        Asset Purchase Agreement, dated as of March 31, 1999, by and between HyComp, Inc. and HyComp Acquisition Corp., a
             wholly-owned subsidiary of the Registrant, is incorporated herein by reference to Exhibits to the Registrant's
             Quarterly Report on Form 10-Q for the period ended June 30,
             1999.
10.21        Note Purchase Agreement, dated as of June 22, 1999, by and among Beacon Power Corporation, Perseus Capital, L.L.C., DQE
             Enterprises, Inc., Micro Generation Technology Fund, L.L.C.
             and the Registrant is incorporated herein by reference to
             Exhibits to the Registrant's Quarterly Report on Form 10-Q
             for the period ended June 30, 1999.
10.22        Note and Warrant Purchase Agreement, dated as of August 2,
             1999, by and among Beacon Power Corporation, Perseus
             Capital, L.L.C., DQE Enterprises, Inc., Micro Generation
             Technology Fund, L.L.C. and the Registrant is incorporated herein by reference to Exhibits to the Registrant's
             Quarterly Report on Form 10-Q for the period ended June 30,
             1999.
10.23        License and Technical Assistance Agreement, dated as of June
             7, 1999, by and between Delco Remy America, Inc. and the
             Registrant is incorporated herein by reference to Exhibits to the Registrant's Amendment No. 1 to the Quarterly Report
             on Form 10-Q for the period ended March 31, 1999.
10.24        Securities Purchase Agreement, dated as of August 25, 1999, among the Registrant and the purchasers listed on Schedule I thereto is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated August 25,
             1999.
10.25        Registration Rights Agreement, dated as of August 25, 1999, among the Registrant and the investors named on the
             signature pages thereof is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K
             dated August 25, 1999.
10.26        Form of Warrants issued on August 25, 1999 in connection
             with the sale of the Series A Preferred Stock is
             incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated August 25,
             1999.
10.27        Securities Purchase Agreement, dated as of October 21, 1999, between the Registrant and Mechanical Technology
             Incorporated is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October
             21, 1999.
10.28        SatCon Registration Rights Agreement, dated as of October
             21, 1999, between the Registrant and Mechanical Technology
             Incorporated is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October
             21, 1999.
10.29        MTI Registration Rights Agreement, dated as of October 21,
             1999, between Mechanical Technology Incorporated and the
             Registrant is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October
             21, 1999.
10.30        Form of Stock Purchase Warrant issued on October 21, 1999 by the Registrant to Mechanical Technology Incorporated is
             incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated October 21,
             1999.
10.31        Form of Stock Purchase Warrant issued on October 21, 1999 by
             Mechanical Technology Incorporated to the Registrant is
             incorporated herein by reference to Exhibits to the
             Registrant's Current Report on Form 8-K dated October 21,
             1999.
10.32        Sublease, dated November 16, 1999, between the Registrant
             and Northrop Grumman Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on
             Form 8-K dated November 16, 1999.
10.33        Transition Services Agreement, dated as of November 16,
             1999, between the Registrant and Northrop Grumman
             Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated
             November 16, 1999.
10.34        Memorandum of Understanding, entered into on November 16,
             1999, between the Registrant and Northrop Grumman
             Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated
             November 16, 1999.
10.35        Registration Rights Agreement, dated as of November 16,
             1999, between the Registrant and Northrop Grumman
             Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated
             November 16, 1999.

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
10.36        Stock Purchase Warrant issued on February 4, 2000 by the
             Registrant to Northrop Grumman Corporation is incorporated herein by reference to the Registrant's Quarterly Report on
             Form 10-Q for the period ended December 31, 1999.
10.37        Promissory Note, dated October 6, 1999, made in favor of the
             Registrant by Michael C. Turmelle in the amount of $10,000, together with Promissory Note, dated December 6, 1999, made in favor of the Registrant by Michael C. Turmelle in the
             amount of $75,000, is incorporated herein by reference to
             the Registrant's Quarterly Report on Form 10-Q for the
             period ended December 31, 1999.
10.38        Demand Promissory Note, dated February 25, 2000, made in
             favor of the Registrant by Beacon Power Corporation in the amount of $300,000, together with First Amendment to Demand
             Promissory Note, dated March 16, 2000 is incorporated by
             reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
10.39        Consulting Agreement, dated July 19, 2000, between the
             Registrant and Marshall J. Armstrong is incorporated herein by reference to the Registrant's Quarterly Report on Form
             10-Q for the period ended June 30, 2000.
10.40        Agreement between the Department of Energy and the
             Registrant is incorporated by reference to Exhibits to the
             Registrant's Annual Report on Form 10-K for the year ended
             September 30, 2000.
10.41        Master Lease Agreement, dated as of August 31, 2000, by and between General Electric Corporation and the Registrant is incorporated by reference to Exhibits to the Registrant's
             Quarterly Report on Form 10-Q for the period ended
             December 31, 2000.
10.42        Cooperation Agreement by and between the Registrant and
             Beacon Power Corporation, dated April 25, 2001, is
             incorporated herein by reference to Exhibits to the
             Registrant's Quarterly Report on Form 10-Q for the period
             ended March 31, 2001.
10.43        Warrant, dated May 25, 2001, issued to Brown Simpson
             Partners I, Ltd. is incorporated herein by reference to
             Exhibits to the Registrant's Current Report on Form 8-K
             dated May 25, 2001.
10.44        Amendment No. 1 to Registration Rights Agreement, dated as of May 25, 2001, among the Registrant and the parties whose names appear on Schedule I thereto is incorporated herein by reference to the Registrant's Current Report on Form 8-K
             dated May 25, 2001.
16           Letter Regarding Registrant's Change in Certifying
             Accountant is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated May 12,
             1999.
21.1(**)     Subsidiaries of the Registrant.
23.1         Consent of Arthur Andersen LLP.
23.2         Consent of PricewaterhouseCoopers LLP.
23.3         Consent of Deloitte & Touche LLP.
99           Risk Factors.

------------------------

(*) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K for the year ended
    September 30, 1999.

(**) Previously filed.

(+) Confidential treatment has been granted with respect to certain portions of this Exhibit.