Form 10-Q
period 2001-06-30
SATCON TECHNOLOGY CORP
filed 2001-08-14
CIK 889423

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

Commission File Number 1-11512

SATCON TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	04–2857552 (IRS Employer Identification No.)

161 First Street Cambridge, MA 02142-1221 (Address of principal executive offices)

(617) 661-0540
(Registrant's telephone number, including area code)

             Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value,
16,539,597 shares outstanding as of August 9, 2001.

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2001	September 30, 2000

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$16,156,956	$8,814,324
Marketable securities	9,808,622	—
Accounts receivable, net of allowance of $473,613 at June 30, 2001 and $320,222 at September 30, 2000	7,664,116	7,495,942
Unbilled contract costs and fees	329,858	824,829
Inventory	10,049,902	8,001,661
Prepaid expenses and other current assets	792,368	614,622

Total current assets	44,801,822	25,751,378
Investment in Beacon Power Corporation	7,119,712	—
Warrants to purchase common stock	2,248,936	2,473,713
Property and equipment, net	6,783,915	6,257,476
Intangibles, net	8,121,840	9,080,089
Other long–term assets	346,697	924,583

Total assets	$69,422,922	$44,487,239

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long–term debt	$297,939	$17,494
Accounts payable	4,705,812	3,074,517
Accrued payroll and payroll related expenses	1,530,938	1,284,884
Other accrued expenses	1,482,106	1,459,218
Deferred revenue	1,284,988	1,525,116

Total current liabilities	9,301,783	7,361,229
Long–term debt, net of current portion	898,976	16,377
Contingent obligation to common stock warrant holders (Note B)	651,308	—
Other long–term liabilities	172,862	197,349
Contingent obligation to Class D preferred stockholders of Beacon Power Corporation	—	5,793,879
Stockholders' equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2001 and September 30, 2000	—	—
Common stock; $0.01 par value, 50,000,000 shares authorized; 16,139,597 and 13,841,185 shares issued at June 30, 2001 and September 30, 2000, respectively	161,396	138,412
Additional paid–in capital	113,532,002	72,498,540
Accumulated deficit	(55,203,110)	(40,195,340)
Accumulated other comprehensive loss	(92,295)	(1,073,503)
Treasury stock, at cost; no shares and 44,500 shares at June 30, 2001 and September 30, 2000, respectively	—	(249,704)

Total stockholders' equity	58,397,993	31,118,405

Total liabilities and stockholders' equity	$69,422,922	$44,487,239

The accompanying notes are an integral part of the consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2001	2000	2001	2000

Revenue:
Product revenue	$7,562,978	$5,459,224	$23,490,125	$14,269,299
Funded research and development and other revenue	3,076,851	3,235,274	8,179,847	6,526,033

Total revenue	10,639,829	8,694,498	31,669,972	20,795,332

Operating costs and expenses:
Cost of product revenue	6,225,769	4,598,916	19,084,186	12,486,079
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	2,076,568	2,740,322	5,798,089	5,432,835
Unfunded research and development expenses	1,478,212	1,203,568	4,311,088	2,127,072

Total research and development and other revenue expenses	3,554,780	3,943,890	10,109,177	7,559,907
Selling, general and administrative expenses	3,560,648	2,555,302	9,407,917	7,008,006
Write–off of public offering costs	95,021	—	1,420,627	—
Amortization of intangibles	322,735	323,192	968,205	894,755

Total operating costs and expenses	13,758,953	11,421,300	40,990,112	27,948,747

Operating loss	(3,119,124)	(2,726,802)	(9,320,140)	(7,153,415)
Net unrealized gain/(loss) on warrants to purchase common stock	767,644	—	(224,777)	—
Other income (loss)	—	(9,100)	—	2,425
Interest income	150,245	155,823	415,554	275,979
Interest expense	(33,943)	(442)	(72,485)	(2,497)

Net loss before loss from Beacon Power Corporation and cumulative effect of change in accounting principle	(2,235,178)	(2,580,521)	(9,201,848)	(6,877,508)
Loss from Beacon Power Corporation	(1,303,306)	(116,639)	(3,697,512)	(828,243)

Net loss before cumulative effect of change in accounting principle	(3,538,484)	(2,697,160)	(12,899,360)	(7,705,751)
Cumulative effect of change in accounting principle (Note B)	854,113	—	(167,612)	—

Net loss	(2,684,371)	(2,697,160)	(13,066,972)	(7,705,751)
Accretion of redeemable convertible preferred stock discount	—	—	—	(3,105,888)
Cumulative effect of change in accounting principle (Note B)	(1,940,798)	—	(1,940,798)	—

Net loss attributable to common stockholders	$(4,625,169)	$(2,697,160)	$(15,007,770)	$(10,811,639)

Net loss before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(0.24)	$(0.20)	$(0.92)	$(0.88)

Cumulative effect of changes in accounting principles per weighted average share, basic and diluted	(0.08)	—	(0.15)	—

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.32)	$(0.20)	$(1.07)	$(0.88)

Weighted average number of common shares, basic and diluted	14,492,407	13,642,323	14,063,268	12,277,950

The accompanying notes are an integral part of the consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine months ended June 30, 2001
(Unaudited)

	Common Shares	Common Stock	Additional Paid–in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss)	Treasury Shares	Treasury Stock	Total Stockholders' Equity

Balance, September 30, 2000	13,841,185	$138,412	$72,498,540	$(40,195,340)	$(1,073,503)	44,500	$(249,704)	$31,118,405
Net loss	—	—	—	(13,066,972)	—	—	—	(13,066,972)
Exercise of common stock options	88,484	885	676,192	—	—	—	—	677,077
Exercise of common stock warrants, net of issuance costs of $230,580	777,000	7,770	6,321,750	—	—	—	—	6,329,520
Termination of contingent put right granted to class D preferred stockholders of Beacon Power Corporation	—	—	5,831,879	—	—	—	—	5,831,879
Net gain on investment in Beacon Power Corporation	—	—	10,779,224	—	—	—	—	10,779,224
Cumulative effect of accounting change for Mechanical Technology Incorporated warrants	—	—	—	—	1,021,725	—	—	1,021,725
Reclassification of common stock warrants from equity to liablility	—	—	(1,505,421)	—	—	—	—	(1,505,421)
Common stock issued in connection with settlement agreement	12,500	125	162,375	—	—	—	—	162,500
Retirement of treasury shares	(44,500)	(445)	(249,259)			(44,500)	249,704	—
Sale of common stocks, net of offering costs of $671,679	1,464,928	14,649	17,075,924	—	—	—	—	17,090,573
Record beneficial conversion feature of redeemable preferred stock	—	—	1,940,798	(1,940,798)		—	—	—
Change in unrealized gain(loss) on marketable securities	—	—	—	—	(37,328)	—	—	(37,328)
Foreign currency translation adjustment	—	—	—	—	(3,189)	—	—	(3,189)

Balance, June 30, 2001	16,139,597	$161,396	$113,532,002	$(55,203,110)	$(92,295)	—	—	$58,397,993

The accompanying notes are an integral part of the consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(13,066,972)	$(7,705,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,794,157	1,499,041
Allowance for doubtful accounts	153,391	64,252
Allowance for excess and obsolete inventory	1,000,399	300,000
Loss from Beacon Power Corporation	3,697,512	828,243
Net unrealized loss on warrants to purchase common stock	1,246,502	—
Amortization of prepaid consulting expense	112,500	348,260
Common stock issued in connection with settlement agreement	162,500	—
Write–off of public offering costs	1,420,627	—
Change in contingent obligation to common stock warrant holders	(854,113)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(321,565)	(1,573,558)
Unbilled contract costs and fees	494,971	1,033,392
Prepaid expenses and other current assets	(290,246)	112,989
Inventory	(3,048,640)	(306,465)
Other long–term assets	68,270	10,485
Accounts payable	1,631,295	(291,062)
Accrued expenses and payroll	268,942	271,512
Other liabilities	(264,615)	839,078

Total adjustments	7,271,887	3,136,167

Net cash used in operating activities	(5,795,085)	(4,569,584)

Cash flows from investing activities:
Purchases of marketable securities	(9,845,950)	—
Patent and intangible expenditures	(19,200)	(90,123)
Purchases of property and equipment	(1,343,147)	(1,033,657)
Acquisitions, net of cash acquired	(169,364)	(24,054)
Investment in Beacon Power Corporation	—	(333,333)

Net cash used in investing activities	(11,377,661)	(1,481,167)

Cash flows from financing activities:
Proceeds from long–term debt	1,505,182	—
Repayment of long–term debt	(342,138)	(12,055)
Net proceeds from issuance of common stock	17,090,573	6,975,226
Proceeds from exercise of stock options	677,077	6,488,315
Proceeds from exercise of stock warrants	6,329,520	—
Deferred equity financing costs	(741,647)	(319,158)

Net cash provided by financing activities	24,518,567	13,132,328

Effect of foreign currency exchange rates on cash and cash equivalents	(3,189)	(38,505)

Net increase in cash and cash equivalents	7,342,632	7,043,072
Cash and cash equivalents at beginning of period	8,814,324	2,533,072

Cash and cash equivalents at end of period	$16,156,956	$9,576,144

	Nine Months Ended June 30,
	2001	2000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non–Cash Investing and Financing Activities:
Accretion of redeemable convertible preferred stock discount	$1,940,798	$3,105,888

Contingent obligation to Class D preferred stockholders of Beacon Power Corporation	$(5,793,879)	$413,514

Valuation adjustment for common stock held in escrow	$—	$257,160

Warrant issued in connection with MTI investment	$—	$1,505,421

MTI warrant received in connection with MTI investment	$—	$3,495,438

Valuation adjustment for warrants to purchase common stock	$224,777	$6,985

Net gain on investment in Beacon Power Corporation	$10,779,224	$—

Contingent obligation to common stock warrant holders	$651,308	$—

Retirement of treasury shares	$(249,704)	$—

The accompanying notes are an integral part of the consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A.  Basis of Presentation

             The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its majority–owned subsidiaries (collectively, the "Company") as of June 30, 2001 and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended September 30, 2000. Operating results for the three months and nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note B.  Significant Accounting Policies

Accounting for Derivative Instruments

             On October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Upon adoption of SFAS No. 133, the Company recorded an unrealized loss on its investment in derivatives, consisting of warrants to purchase Mechanical Technology Incorporated common stock in its results of operations as a cumulative effect of a change in accounting principle of $1,021,725 to reflect the impact of adopting this accounting standard on October 1, 2000. As of June 30, 2001, the Company's derivative instruments consist of the warrants to purchase Mechanical Technology Incorporated's common stock and a warrant to purchase Beacon Power's common stock, which have a fair value of $1,171,947 and $1,076,989, respectively, using the Black–Scholes option–pricing model. During the three months ended June 30, 2001, the Company recorded an unrealized gain on warrants to purchase common stock of $767,644. During the nine months ended June 30, 2001, the Company recorded an unrealized loss on warrants to purchase common stock of $224,777.

             In September 2000, the Emerging Issues Task Force issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, the Company has determined that outstanding warrants as of June 30, 2001 to purchase 100,000 shares of the Company's Common Stock issued to Mechanical Technology Incorporated should be designated as a liability and warrants to purchase 605,050 shares of the Company's Common Stock are designated as an equity instrument. Effective June 30, 2001, all warrants designated as a liability must be recorded as a liability and therefore, the Company reclassified the warrants designated as a liability from equity to liabilities, which had a fair value on the issuance date of $1,505,421, using the Black–Scholes option–pricing model.  Additionally, on June 30, 2001, the Company recorded the warrants at the current fair value of $651,308, using the Black–Scholes option–pricing model, and recorded a $854,113 gain in its results of operations as a cumulative effect of a change in accounting principle.  After June 30, 2001, the outstanding warrants designated as a liability will continue to be recorded at fair value with any changes in the fair value included in the results of operations.

Accounting for Beneficial Conversion Feature

             In November 2000, the Emerging Issues Task Force issued EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument.  Based upon the guidance provided in EITF 00-27, the Company has determined that the redeemable preferred stock issued in August 1999 had a beneficial conversion feature of $1,940,798.  Under the guidance of EITF 00-27, the Company is required to record the beneficial conversion feature of $1,940,798 as a cumulative effect of a change in accounting principle.  The redeemable preferred stock was converted into common stock in March 2000 and, therefore, the Company was required to record the additional $1,940,798 accretion of redeemable preferred stock discount.

Recent Accounting Pronouncements

             In July 2001, the Financial Accounting Standards Board issued Statement No. 141, “Accounting for Business Combinations”, and Statement No. 142, “Goodwill and Other Intangible Assets.”  These statements modify accounting for business combinations after June 30, 2001 and will affect the Company’s treatment of goodwill and other intangible assets at the start of the fiscal year 2002; however, business combinations completed after June 30, 2001 should apply the new accounting guidelines. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value.  Additionally, existing goodwill and intangible assets must be assessed and classified within the Statement’s criteria.  Intangible assets with estimated useful lives will continue to be amortized over those periods.  Amortization of goodwill and intangible assets with indeterminable lives will cease.  At this time, the Company has not determined the complete impact of these Statements.

             As of June 30, 2001, the Company has goodwill with a net book value of $3,770,890.  Effective October 1, 2001, this goodwill will no longer be amortized.  During the three and nine months ended June 30, 2001 and 2000, the Company recorded $159,716, $159,716, $479,148 and $453,458, respectively, of amortization expense related to this goodwill.

SATCON TECHNOLOGY CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue Recognition

             The Company recognizes revenue from product sales in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." Product revenue is recognized when there is persuasive evidence of an arrangement, delivery of the product to the customer has occurred and the Company has determined that collection of a fixed fee is probable. Title to the product generally passes upon shipment of the product as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. The Company provides for a warranty reserve at the time the product revenue is recognized.

             The Company performs funded research and development and product development for commercial companies and government agencies under cost reimbursement and fixed–price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed–price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, the Company receives periodic progress payments or payment upon reaching interim milestones and retains the rights to the intellectual property developed in government contracts. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of June 30, 2001 and September 30, 2000, the Company has accrued $50,000 and $150,000 for anticipated contract losses on commercial contracts, respectively. For the three months and nine months ended June 30, 2001 and 2000, revenue from commercial contracts, which represents other revenue, is included in funded research and development and other revenue and amounted to $116,722, $251,594, $401,944 and $403,509, respectively.

             Cost of product revenue includes cost of product revenue including material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in funded research and development and other revenue expenses. For the three months and nine months ended June 30, 2001 and 2000, costs and expenses from commercial contracts, which represents other revenue expenses, are included in funded research and development and other revenue expenses and amounted to $31,892, $130,045, $245,403 and $276,200, respectively.

             Deferred revenue consists of payments received from customers in advance of services performed, product shipped or installation completed.

             Unbilled contract costs and fees represent revenue recognized in excess of amounts billed due to contractual provisions or deferred costs that have not yet been recognized as revenue or billed to the customer. These amounts included retained fee and unliquidated costs totaling $254,609 and $209,832 at June 30, 2001 and September 30, 2000, respectively.

Reclassifications

             Certain prior period balances have been reclassified to conform to current period presentations.

SATCON TECHNOLOGY CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

             On November 22, 2000, Beacon Power completed an initial public offering of its common stock and issued 8,000,000 shares of its common stock at $6.00 per share. Upon the closing of Beacon Power’s initial public offering, each share of Beacon Power's class A, C, D, E and F preferred stock was converted into two shares of Beacon Power's common stock, or 29,359,530 shares of common stock, of which the Company received 9,691,440 shares of Beacon Power's common stock. In addition, upon the closing of Beacon Power's initial public offering, Beacon Power issued 873,794 shares of common stock in payment for consulting fees and accrued dividends on Beacon Power's class D and E preferred stock, of which the Company received 11,098 shares of Beacon Power's common stock. After these events, the Company owned approximately 25.0% of Beacon Power's outstanding voting stock. In accordance with SAB No. 51, the Company's investment in Beacon Power and additional paid-in capital was written up to reflect its beneficial interest in the book value of the stockholders' equity of Beacon Power at November 22, 2000, which was $14,988,382, less losses previously recorded in connection with the put right obligation in the amount of $5,831,879 for a net gain of $9,156,503.  On December 19, 2000, Beacon Power issued an additional 1,200,000 shares of its common stock at $6.00 per share to cover over-allotments. Upon the issuance of the additional 1,200,000 shares, the Company owned approximately 24.2% of Beacon Power's outstanding voting stock. The Company's investment in Beacon Power and additional paid-in capital was written up in accordance with SAB No. 51 to reflect its beneficial interest in the increase in book value of the stockholders' equity of Beacon Power at December 19, 2000, which was $1,622,721.  On December 20, 2000, Beacon Power issued 985,507 shares of its common stock in connection with the cashless exercise of warrants to purchase shares of Beacon Power's common stock. Upon the issuance of the additional 985,507 shares, the Company owned approximately 23.7% of Beacon Power's outstanding voting stock.  On December 22, 2000, Beacon Power issued 997,369 shares of its common stock in connection with the cashless exercise of warrants to purchase shares of Beacon Power's common stock. Upon the issuance of the additional 997,369 shares, the Company owned approximately 23.1% of Beacon Power's outstanding voting stock.

             After the write-up of its investment in Beacon Power, the Company continues to account for its investment in Beacon Power under the equity method of accounting and record its share of losses from Beacon Power on a one fiscal quarter trailing basis.

             As of June 30, 2001, the Company owned approximately 22.7% of the outstanding common stock of Beacon Power, or 9,705,910 shares of common stock, which had a fair market value of approximately $67.0 million.

             Additionally, the Company has a warrant to purchase 173,704 shares of Beacon Power's common stock that has an exercise price of $1.25 per share and expires in 2005. The Company accounts for this warrant in accordance with SFAS No. 133 and, therefore, records the warrant at its fair value. As of June 30, 2001, the warrant to purchase Beacon Power common stock had a fair value of $1,076,989 and is included in warrants to purchase common stock on the accompanying balance sheet.

SATCON TECHNOLOGY CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

             If in the future, the Company's ownership interest in Beacon Power's outstanding capital stock is reduced to below 20% and the Company determines that it does not have the ability to exercise significant influence over the operating and financial policies of Beacon Power, the Company's investment in Beacon Power will be accounted for using the fair value method as set forth in SFAS No. 115, "Accounting for Certain Debt and Equity Securities". At that time, the Company will no longer be required to record its share of any losses from Beacon Power. The investment will be carried at fair value and designated as available for sale and any unrealized holding gains or losses to be included in stockholders' equity as a component of accumulated other comprehensive income/(loss).

Capital Lease Financing

             In December 2000, the Company completed financing under an agreement for the lease of certain production equipment in the amount of $1,459,750 previously entered into in August 2000. The lease is classified as a capital lease in accordance with SFAS No. 13, "Accounting for Leases" (SFAS No. 13). As of June 30, 2001, the capital lease obligation was $1,130,609. Payments are due in monthly installments of $40,000 from July 2001 through January 2002 and $19,705 from February 2002 through November 2005.

             In June 30, 2001, the Company financed equipment of $45,432 under an agreement.  The lease is classified as a capital lease in accordance with SFAS No. 13. As of June 30, 2001, the capital lease obligation was $45,432.  Payments are due in monthly installments of $1,454 from July 2001 through June 2004.

Common Stock Offering

             On October 30, 2000, the Company filed for a public offering of its common stock. In connection with this offering, the Company had incurred $1,325,606 of equity financing costs as of March 31, 2001. On April 25, 2001, the Company announced that it would not proceed with this public offering and the Company filed an amendment to the registration statement it initially filed, converting the filing to a shelf registration statement. Accordingly, the Company has expensed the $1,325,606 costs incurred associated with the initial registration statement.   On June 1, 2001, the Company completed its shelf registration statement and incurred an additional $95,021 in expenses  in connection with the shelf registration statement and has expensed these costs as incurred during the three months ended June 30, 2001.

             On June 6, 2001, the Company issued 1,464,928 shares of its common stock at a price of $12 1/8 per share for gross proceeds of $17,762,252.  The Company incurred issuance costs of $671,679 related to this transaction.

Exercise of Warrants

             On May 25, 2001, the Company issued 675,000 shares of its common stock in connection with the exercise of a warrant to purchase 675,000 shares of common stock at an exercise price of $8.54 per share.  The aggregate gross proceeds to the Company as a result of the warrant exercised was $5,764,500.  H.C. Wainwright & Co., Inc. received a commission of $230,580 upon the exercise of these warrants.  In connection with the warrant exercise, the Company issued a new warrant to purchase 438,750 shares of the Company’s common stock at an exercise price of $16.70 per share.  The new warrant has a term of three years.  The Company has valued this new warrant at $4,942,508 using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19.  At June 30, 2001, none of these warrants were exercised.

             On June 1, 2001, the Company issued 102,000 shares of its common stock in connection with the exercise of a warrants to purchase 102,000 shares of common stock at an exercise price of $7.80 per share.  The aggregate gross proceeds to the Company as a result of the warrants exercised was $795,600.   In connection with the warrant exercises, the Company issued new warrants to purchase 66,300 shares of the Company’s common stock at an exercise price of $16.70 per share.  The new warrants have a term of three years.  The Company has valued these new warrants at $707,036 using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19.  At June 30, 2001, none of these warrants were exercised.

SATCON TECHNOLOGY CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note D.  Loss per Share

             The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss attributable to common stockholders before cumulative effect of change in accounting principle, the cumulative effect of change in accounting principle and net loss attributable to common stockholders:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2001	2000	2001	2000

Net loss attributable to common stockholders before cumulative effect of changes in accounting principles	$(3,538,484)	$(2,697,160)	$(12,899,360)	$(10,811,639)
Cumulative effect of changes in accounting principles	(1,086,685)	—	(2,108,410)	—

Net loss attributable to common stockholders	$(4,625,169)	$(2,697,160)	$(15,007,770)	$(10,811,639)

Basic and diluted:
Common shares outstanding, beginning of period	13,889,836	13,578,022	13,796,685	9,529,649
Weighted average common shares issued during the period	602,571	64,301	266,583	2,748,301

Weighted average shares outstanding—basic and diluted	14,492,407	13,642,323	14,063,268	12,277,950

Net loss attributable to common stockholders before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(0.24)	$(0.20)	$(0.92)	$(0.88)

Cumulative effect of changes in accounting principles per weighted average share, basic and diluted	(0.08)	—	(0.15)	—

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.32)	$(0.20)	$(1.07)	$(0.88)

             For the three months and nine months ended June 30, 2000, 44,500 common shares were excluded from common shares outstanding as they were held in treasury.

             As of June 30, 2001 and 2000, 3,337,121 and 2,946,906 common stock equivalents, respectively, were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive.

SATCON TECHNOLOGY CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note E.  Inventory

             Inventory consists of the following:

	June 30, 2001	September 30, 2000

Raw material	$4,918,791	$3,081,265
Work–in–process	3,365,700	2,932,965
Finished goods	1,765,411	1,987,431

	$10,049,902	$8,001,661

Note F.  Comprehensive loss

             The Company's total comprehensive loss is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2001	2000	2001	2000

Net loss	$(2,684,371)	$(2,697,160)	$(13,066,972)	$(7,705,751)

Other comprehensive income (loss), net of tax:
Valuation adjustment for Mechanical Technology Incorporated warrants	—	$(2,206,526)	—	$6,985
Unrealized loss on Mechanical Technology Incorporated warrants upon adoption of SFAS No. 133	—	—	$1,021,725	—
Change in net unrealized gain/(loss) on marketable securities	$(37,328)	—	(37,328)	—
Foreign currency translation adjustment	(389)	$(19,171)	(3,189)	$(38,505)

Other comprehensive income (loss), net of tax	$(37,717)	$(2,225,697)	$981,208	$(31,520)

Comprehensive income (loss)	$(2,722,088)	$(4,922,857)	$(12,085,764)	$(7,737,271)

Note G.  Segment Disclosures

             The Company's organizational structure is based on strategic business units that perform services and offer various products to the principal markets in which the Company's products are sold. These business units equate to three reportable segments: Applied Technology, Power Systems and Semiconductor Products.

             The Company’s Technology Center and its Electronic Power Products operation in Maryland perform research and development services in collaboration with third parties. The MagMotor Division, Ling Electronics and Advanced Fuel Cell Power products operations specialize in the engineering and manufacturing of power systems. Film Microelectronics, Inc designs and manufactures semiconductor products. The Company's principal operations and markets are located in the United States.

SATCON TECHNOLOGY CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

             The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations before income taxes, interest income, interest expense, other income and loss, loss from Beacon Power Corporation, unrealized loss on warrants to purchase common stock and cumulative effect of change in accounting principle, excluding the effects of the write–off of the public offering costs and amortization of intangible assets associated with acquisitions. Common costs not directly attributable to a particular segment are allocated among segments based on management's estimates.

             The following is a summary of the Company's operations by operating segment:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2001	2000	2001	2000

Applied Technology:
Product revenue	—	$14,000	—	$76,486
Funded research and development and other revenue	$3,076,851	3,235,274	$8,179,847	6,526,033

Total revenue	$3,076,851	$3,249,274	$8,179,847	$6,602,519

Loss from operations, net of write–off of public offering costs and amortization of intangibles	$(707,421)	$(1,287,250)	$(2,306,561)	$(2,834,148)

Power Systems:
Product revenue	$4,437,416	$3,018,295	$14,620,353	$8,256,483

Loss from operations, net of write–off of public offering costs amortization of intangibles	$(2,150,574)	$(829,808)	$(1,233,574)	$(1,952,158)

Semiconductor Products:
Product revenue	$3,125,562	$2,426,929	$8,869,772	$5,936,330

Income/(loss) from operations, net of write–off of public offering costs and amortization of intangibles	$156,627	$(286,552)	$(3,391,173)	$(1,472,354)

Consolidated:
Product revenue	$7,562,978	$5,459,224	$23,490,125	$14,269,299
Funded research and development and other revenue	3,076,851	3,235,274	8,179,847	6,526,033

Total revenue	$10,639,829	$8,694,498	$31,669,972	$20,795,332

Loss from operations, net of write–off of public offering costs amortization of intangibles	$(2,701,368)	$(2,403,610)	$(6,931,308)	$(6,258,660)
Write–off of public offering costs	(95,021)	—	(1,420,627)	—
Amortization of intangibles	(322,735)	(323,192)	(968,205)	(894,755)

Operating loss	(3,119,124)	(2,726,802)	(9,320,140)	(7,153,415)
Net unrealized gain/(loss) on warrants to purchase common stock	767,644	—	(224,777)	—
Other income (loss)	—	(9,100)	—	2,425
Interest income	150,245	155,823	415,554	275,979
Interest expense	(33,943)	(442)	(72,485)	(2,497)

Net loss before loss from Beacon Power Corporation and cumulative effect of change in accounting principle	$(2,235,178)	$(2,580,521)	$(9,201,848)	$(6,877,508)

SATCON TECHNOLOGY CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of the Company's total assets by operating segment:

	June 30, 2001	September 30, 2000

Applied Technology:
Segment assets	$34,727,600	$18,464,754
Power Systems:
Segment assets	14,899,567	13,783,418
Semiconductor Products:
Segment assets	10,427,107	9,765,354

Consolidated:
Segment assets	60,054,274	42,013,526
Investment in Beacon Power Corporation	7,119,712	—
Warrants to purchase common stock	2,248,936	2,473,713

Total assets	$69,422,922	$44,487,239

             The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2001	2000	2001	2000

Revenue by geographic region:
United States	$9,147,911	$8,213,103	$27,555,264	$18,822,155
Rest of world	1,491,918	481,395	4,114,708	1,973,177

Total revenue	$10,639,829	$8,694,498	$31,669,972	$20,795,332

Note H.  Legal Matters

             From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business. The Company is not aware of any current or pending litigation to which the Company is or may be a party that the Company believes could materially adversely affect its results of operations or financial condition.

Unaudited Pro Forma Combined Consolidated Financial Statements

             On July 13, 2001, the Company acquired substantially all of the assets and assumed certain certain liabilities of Inverpower Controls Ltd., a corporation based in Burlington, Ontario, Canada (“Inverpower”).  Inverpower is a manufacturer of power electronics modules and advanced high-speed digital controls for use in industrial power-supply, power conversion and power quality systems.  The acquired assets, including plant, equipment and other physical property, were used by Inverpower in connection with its power electronics and controls business.

             In consideration for the acquisition of Inverpower, SatCon paid $100,000 in cash and issued 400,000 shares of its common stock, $0.01 par value per share (the “Common Stock”).

             The unaudited pro forma information combines the (1) historical balance sheet of SatCon as of June 30, 2001 and the historical balance sheet of Inverpower as of April 29, 2001 (2) the historical statement of operations of SatCon for the nine months ended June 30, 2001 and the historical statement of operations of Inverpower for the nine months ended April 29, 2001 and (3) the historical statement of operations of SatCon for the nine months ended June 30, 2000 and the historical statement of operations of Inverpower for the nine months ended April 30, 2001.  All financial information for Inverpower is presented in U.S. dollars and is presented in accordance with accounting principles generally accepted in the United States.

             The following unaudited pro forma combined consolidated balance sheet assumes that the acquisition, which was accounted for under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations”, was consummated on June 30, 2001 and the unaudited pro forma combined consolidated statement of operations for the nine months ended June 30, 2001 and 2000 assumes the acquisition was consummated on October 1, 1999.

             The aggregate purchase price of $4,242,600 consists of $100,000 of cash, Common Stock valued at $3,917,600 and transaction costs of $225,000 and has been allocated as follows:

	As of June 30, 2001	As of July 13, 2001

Current assets	$2,957,157	$2,378,186
Fixed assets and other long term assets	496,431	440,773
Developed technology	260,000	260,000
Goodwill	1,856,952	2,635,111
Liabilities assumed	(1,327,940)	(1,471,470)

Total	$4,242,600	$4,242,600

SATCON TECHNOLOGY CORPORATION
UNAUDITED PRO FORMA COMBINED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2001

	SatCon	Inverpower	Pro Forma		Pro Forma
	Historical	Historical	Adjustments		Combined

ASSETS

Current assets:
Cash and cash equivalents	$16,156,956	$414,252			$16,571,208
Marketable securities	9,808,622	-			9,808,622
Accounts receivable	7,664,116	443,819			8,107,935
Unbilled contract costs	329,858	36,728			366,586
Inventory	10,049,902	1,821,854			11,871,756
Prepaid expenses and other current assets	792,368	323,503	(82,999	)(2)	1,032,872

Total current assets	44,801,822	3,040,156	(82,999)		47,758,979
Property and equipment, net	6,783,915	281,097			7,065,012
Intangibles, net	8,121,840	241,831	1,875,121	(3)	10,238,792
Investment in Beacon Power Corporation	7,119,712	-			7,119,712
Warrant to purchase common stock	2,248,936	-			2,248,936
Other long-term assets	346,697	215,334	(169,364	)(1)	392,667

Total assets	$69,422,922	$3,778,418	$1,622,758		$74,824,098

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long term debt	$297,939	$8,790,479	$(8,790,479	)(4)	$297,939
Accounts payable	4,705,812	534,476	(8,808	)(2)	5,231,480
Accrued payroll and payroll related expenses	1,530,938	174,956	(28,511	)(2)	1,677,383
Deferred revenue	1,284,988	-			1,284,988
Other accrued expenses	1,482,106	997,949	(186,486	)(2)	2,293,569
Accrued interest expense	-	781,475	(781,475	)(4)	-

Total current liabilities	9,301,783	11,279,335	(9,795,759)		10,785,359
Long-term debt, net of current portion	898,976	-			898,976
Contingent obligation to common stock warrant holders	651,308	-			651,308
Other long-term liabilities	172,862	-			172,862

STOCKHOLDERS' EQUITY

Common stock	161,396	-	4,000	(5)	165,396
Additional paid-in capital	113,532,002	15,538,382	(11,624,782	)(5)	117,445,602
Accumulated deficit	(55,203,110)	(23,039,299)	23,039,299	(5)	(55,203,110)
Accumulated other comprehensive loss	(92,295)	-			(92,295)

Total stockholders' equity	58,397,993	(7,500,917)	11,418,517		62,315,593

Total liabilities and stockholders' equity	$69,422,922	$3,778,418	$1,622,758		$74,824,098

The following is a summary of adjustments reflected in the unaudited pro forma combined consolidated balance sheets as of June 30, 2001:

(1)	Represents the elimination of SatCon’s prepaid acquisition costs.
(2)	Represents the elimination of Inverpower’s assets and liabilities not assumed in the acquisition.
(3)	Represents the adjustment required to record goodwill of $1,856,952 and developed technology of $260,000.
(4)	Represents the elimination of Inverpower’s debt and related accrued interest expense not being assumed.
(5)	Represents the elimination of Inverpower’s historical shareholders’ deficit of $6,476,161 and the issuance of 400,000 shares of SatCon’s Common Stock valued at $3,917,600.

SATCON TECHNOLOGY CORPORATION
UNAUDITED PRO FORMA COMBINED CONSOLIDATED STATEMENT OF OPERATIONS

	Nine Months Ended June 30, 2001

	SatCon	Inverpower	Pro Forma	Pro Forma
	Historical	Historical	Adjustments	Combined

Revenue:
Product revenue	$23,490,125	$3,153,000		$26,643,125
Funded research and development and other revenue	8,179,847	-		8,179,847

Total revenue	31,669,972	3,153,000	-	34,822,972

Operating costs and expenses:
Cost of product revenue	19,084,186	3,001,000		22,085,186
Research and development and other revenue expenses:
Funded research and development revenue	5,798,089	-		5,798,089
Unfunded research and development expenses	4,311,088	1,144,000		5,455,088

Total research and development and other revenue expenses	10,109,177	1,144,000	-	11,253,177
Selling, general and administrative expenses	9,407,917	1,407,000		10,814,917
Write-off of public offering costs	1,420,627	-		1,420,627
Amortization of intangibles	968,205	27,000	12,000 (1)	1,007,205

Total operating expenses	40,990,112	5,579,000	12,000	46,581,112

Operating loss	(9,320,140)	(2,426,000)	(12,000)	(11,758,140)
Other income/(losses), net	(224,777)	24,000		(200,777)
Interest income	415,554	18,000		433,554
Interest expense	(72,485)	(720,000)		(792,485)

Net loss before loss fron Beacon Power Corporation and cumulative effect of change in accounting principle	(9,201,848)	(3,104,000)	(12,000)	(12,317,848)
Loss from Beacon Power Corporation	(3,697,512)	-		(3,697,512)

Net loss before cumulative effect of change in accounting principle	(12,899,360)	(3,104,000)	(12,000)	(16,015,360)
Cumulative effect of change in accounting principle	(167,612)	-		(167,612)

Net loss	$(13,066,972)	$(3,104,000)	$(12,000)	$(16,182,972)

Cumulative effect of change in accounting principle	(1,940,798)	-		(1,940,798)

Net loss attributable to common stockholders	$(15,007,770)	$(3,104,000)	$(12,000)	$(18,123,770)

Net loss before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(0.92)			$(1.11)

Cumulative effect of changes in accounting principles per weighted average share, basic and diluted	(0.15)			(0.14)

Net loss per weighted average share, basic and diluted	$(1.07)			$(1.25)

Weighted average number of common shares, basic and diluted	14,063,268		400,000	14,463,268

SATCON TECHNOLOGY CORPORATION
UNAUDITED PRO FORMA COMBINED CONSOLIDATED STATEMENT OF OPERATIONS

	Nine Months Ended June 30, 2000

	SatCon	Inverpower	Pro Forma	Pro Forma
	Historical	Historical	Adjustments	Combined

Revenue:
Product revenue	$14,269,299	$5,605,000		$19,874,299
Funded research and development and other revenue	6,526,033	-		6,526,033

Total revenue	20,795,332	5,605,000	-	26,400,332

Operating costs and expenses:
Cost of product revenue	12,486,079	5,997,000		18,483,079
Research and development and other revenue expenses:
Funded research and development expense	5,432,835	-		5,432,835
Unfunded research and development and other revenue expenses	2,127,072	660,000		2,787,072

Total research and development and other revenue expenses	7,559,907	660,000	-	8,219,907
Selling, general and administrative expenses	7,008,006	1,989,000		8,997,006
Write-off of public offering costs	-	-		-
Amortization of intangibles	894,755	34,000	5,000 (1)	933,754

Total operating costs and expenses	27,948,747	8,680,000	5,000	36,633,746

Operating loss	(7,153,415)	(3,075,000)	(5,000)	(10,233,414)
Other income, net	2,425	560,000		562,425
Interest income	275,979	37,000		312,979
Interest expense	(2,497)	(556,000)		(558,497)

Net loss before loss fron Beacon Power Corporation	(6,877,508)	(3,034,000)	(5,000)	(9,916,507)
Loss from Beacon Power Corporation	(828,243)	-		(828,243)

Net loss	(7,705,751)	(3,034,000)	(5,000)	(10,744,750)
Accretion of redeemable convertible preferred stock discount	(3,105,888)	-		(3,105,888)

Net loss attributable to common stockholders	$(10,811,639)	$(3,034,000)	$(5,000)	$(13,850,638)

Net loss per weighted average share, basic and diluted	$(0.88)			$(1.09)

Weighted average number of common shares, basic and diluted	12,277,849		400,000 (2)	12,677,849

The following is a summary of adjustments reflected in the unaudited pro forma combined consolidated statements of operations for the nine months ended June 30, 2001 and 2000:

(1)	Represents amortization of developed technology associated with the acquisition of Inverpower, which is being amortized on a straight-line basis over a 5-year period, of $39,000 for the nine months ended June 30, 2001 and 2000, net of the elimination of amortization expense related to certain assets not assumed in the acquisition. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, goodwill is not being amortized.
(2)	Pro forma loss per share has been computed using the weighted average shares of Common Stock outstanding adjusted for the issuance of 400,000 shares in connection with the acquisition.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

             This Quarterly Report on Form 10-Q contains forward–looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward–looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward–looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward–looking statements. The factors include, without limitation, those set forth in Exhibit 99 to this Quarterly Report on Form 10-Q, which are expressly incorporated by reference herein.

Overview

             SatCon develops enabling technologies for the emerging distributed power generation and power quality markets. SatCon also manufactures power and energy management products that convert, condition, store and manage electricity for businesses and consumers that require high-quality, uninterruptible power. SatCon is utilizing its engineering and manufacturing expertise to develop products to serve the distributed power generation and power quality markets, including products for fuel cell and microturbine power generation systems, hybrid–electric vehicles and flywheel energy storage systems. SatCon believes the family of products it is developing will be integral components of distributed power generation and power quality systems.

             In the past four years, SatCon has expanded its business and capabilities through the following acquisitions:

             •            K&D MagMotor Corp.—a manufacturer of custom electric motors, acquired in January 1997.

             •            Film Microelectronics, Inc.—a manufacturer of hybrid microelectronics, acquired in April 1997.

             •            Inductive Components, Inc.—a value–added supplier of customized electric motors, acquired in January 1999.

             •            Lighthouse Software, Inc.—a supplier of control software for machine tools, acquired in January 1999.

             •            HyComp, Inc.—a manufacturer of electronic multi-chip modules, acquired in April 1999.

             •            Ling Electronics, Inc.—a manufacturer of test equipment, power converters, amplifiers and converters, acquired in                                       October 1999.

             •            Inverpower Controls Ltd.—a manufacturer of power electronics modules and advanced high-speed digital controls,                                    acquired in July 2001.

All of these acquisitions were accounted for using the purchase method of accounting. In addition, in November 1999, the Company acquired intellectual property, tooling and other assets from Northrop Grumman Corporation enabling the Company to manufacture and sell electric drivetrains.

             In May 1997, the Company formed Beacon Power Corporation ("Beacon Power") to develop stationary, terrestrial flywheel energy storage systems for commercial applications. On October 23, 1998, Beacon Power completed a $4.8 million private placement of its class D preferred stock and warrants to third–party investors, and the Company relinquished significant control of Beacon Power. As of October 23, 1998, the Company owned 0.1% of Beacon Power's voting stock and 67.0% of Beacon Power's outstanding capital stock. From June 1999 through March 31, 2000, Beacon Power was financed through the issuance of approximately $4.7 million of bridge notes and warrants to its investors, including $1.0 million from the Company. On April 7, 2000, Beacon Power issued 1,226,141 shares of its class E redeemable preferred stock and warrants to purchase 306,535 shares of its class class E preferred stock in exchange for the conversion of all of its outstanding bridge notes of which the Company received 347,407 shares of Beacon Power's Class E preferred stock and a warrant to purchase 86,852 shares of its class E preferred stock. As of April 7, 2000, the Company owned 11.0% of Beacon Power's voting stock and 61.0% of Beacon Power's outstanding capital stock. On April 21, 2000, Beacon Power raised an additional $4.1 million through the sale of additional bridge notes and warrants to purchase 82,000 shares of Beacon Power's common stock. The Company did not participate in this financing. On May 23, 2000, Beacon Power issued 6,785,711 shares of its class F preferred stock and additional warrants to purchase shares of Beacon Power's common stock. The shares of class F preferred stock and the additional warrants were issued in consideration for the cancellation of $5.2 million in bridge notes and an additional $23.3 million cash investment by existing and new investors. The Company did not participate in this financing either. As of May 23, 2000, the Company owned 3.5% of Beacon Power's voting stock and 33.0% of Beacon Power's outstanding capital stock. As of September 30, 2000, the Company owned 3.5% of Beacon Power's voting stock and 32.1% of Beacon Power's outstanding capital stock on a common equivalent basis after taking all dividend accruals into account. On November 22, 2000, Beacon Power completed an initial public offering of its common stock and issued 8,000,000 shares of its common stock at $6.00 per share. Upon the closing of Beacon Power's initial public offering, each share of Beacon Power's class A, C, D, E and F preferred stock was converted into two shares of Beacon Power's common stock, or 29,359,530 shares of common stock, of which the Company received 9,691,440 shares of Beacon Power's common stock. In addition, upon the closing of Beacon Power's initial public offering, Beacon Power issued 873,794 shares of common stock in payment for consulting fees and accrued dividends on Beacon Power's class D and E preferred stock, of which the Company received 11,098 shares of Beacon Power's common stock. After these events, the Company owned approximately 25.0% of Beacon Power's outstanding voting stock. On December 19, 2000, Beacon Power issued an additional 1,200,000 shares of its common stock at $6.00 per share to cover over-allotments. As of December 19, 2000, the Company owned approximately 24.2% of Beacon Power's outstanding voting stock. On December 20, 2000, Beacon Power issued 985,507 shares of Beacon Power's common stock in connection with the cashless exercise of warrants to purchase common stock. As of December 20, 2000, the Company owned approximately 23.7% of Beacon Power's outstanding voting stock. On December 22, 2000, Beacon Power issued 997,369 shares of Beacon Power's common stock in connection with the cashless exercise of warrants to purchase common stock. As of December 22, 2000, the Company owned approximately 23.1% of Beacon Power's outstanding voting stock. As of June 30, 2001, the Company owned approximately 22.7% of Beacon Power's outstanding voting stock, or 9,705,910 shares of common stock, which had a fair market value of approximately $67.0 million. Additionally, the Company has a warrant to purchase 173,704 shares of Beacon Power common stock at an exercise price of $1.25 per share. This warrant is accounted for in accordance with SFAS No. 133 and, therefore, it is recorded at its fair value. As of June 30, 2001, the warrant to purchase shares of Beacon Power's common stock had a fair value of $1.1 million and is included in warrants to purchase common stock on the Company's balance sheet.

             The results of the Company's operations include $3.1 million loss of Beacon Power from May 8, 1997 to December 24, 1997 under the consolidation method of accounting. On December 24, 1997, the Company began accounting for its investment in Beacon Power in accordance with SEC Staff Accounting Bulletin No. 30/Topic 5.E (SAB 30), "Accounting for Divestiture of a Subsidiary or Other Business Operation," and have included 100% of Beacon Power's $7.1 million loss for the period from December 25, 1997 through May 1999 in a manner similar to the equity method of accounting, at which time, the Company's initial investment of $1.9 million, the $30,000 additional investment and the additional deemed investment of $4.8 million and accrued dividends of $410,000 had been written down to zero. In June 1999, the Company committed up to $1.0 million of additional financing to Beacon Power, representing a minority share of a funding commitment received by Beacon Power, and the Company began accounting for its investment in Beacon Power under the equity method of accounting and has included in its results through November 16, 2000 its share of Beacon Power's losses of $1.7 million. As of November 16, 2000, the Company's additional investment in Beacon Power had been reduced to zero and the Company's contingent obligation to Beacon Power's Class D preferred stockholders was $5.8 million. On November 17, 2000, Beacon Power listed its common stock on the Nasdaq National Market. In connection with the listing, the put right granted to the Class D preferred stockholders of Beacon Power was terminated and the contingent obligation to Class D preferred stockholders of Beacon Power was reclassified to additional paid-in capital. On November 22, 2000, Beacon Power completed an initial public offering of its common stock. In accordance with SEC Staff Accounting Bulletin No. 51, the Company's investment in Beacon Power and additional paid-in capital was written up to reflect its beneficial interest in the book value of the stockholders' equity of Beacon Power at November 22, 2000, which was approximately $15.0 million, less losses previously recorded in connection with the put right obligation in the amount of $5.8 million, for a net gain of $9.1 million. On December 19, 2000, Beacon Power issued an additional 1,200,000 shares of its common stock at $6.00 per share to cover over-allotments. The Company's investment and additional paid-in capital was written up by $1.6 million in accordance with SAB No. 51 to reflect its beneficial interest in the increase in book value of the stockholders' equity of Beacon Power at December 19, 2000. After the write-up of its investment in Beacon Power, the Company continues to account for its investment in Beacon Power through June 30, 2001 under the equity method of accounting and recorded its share of losses of $3.7 million from Beacon Power.

             If in the future, the Company's ownership interest in Beacon Power's outstanding capital stock is reduced to below 20% and the Company determines that it does not have the ability to exercise significant influence over the operating and financial policies of Beacon Power, the Company's investment in Beacon Power will be accounted for using the fair value method as set forth in SFAS No. 115, "Accounting for Certain Debt and Equity Securities."  At that time, the Company will no longer be required to record its share of any losses from Beacon Power. The investment will be carried at fair value and any unrealized holding gains or losses to be included in stockholders' equity as a component of accumulated other comprehensive income/(loss).

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

             The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed–price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed–price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, the Company receives periodic progress payments or payment upon reaching interim milestones and retains the rights to the intellectual property developed in government contracts. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred.

             Cost of product revenue includes cost of product revenue including material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements and other revenue are included in funded research and development and other revenue expenses.

             The Company has incurred significant costs to develop its technology and products. These costs have exceeded total revenue. As a result, the Company has incurred net losses in each of the past five fiscal years and for the nine months ended June 30, 2001. As of June 30, 2001, the Company had an accumulated deficit of $55.2 million. The Company intends to increase its capital expenditures and operating expenses to expand its manufacturing capabilities and for general corporate purposes, including product development activities, sales and marketing and administrative activities. Because the Company expects to continue to invest in its business ahead of anticipated future revenue, the Company expects to incur operating losses for at least through the next two years.

Results of Operations

             Three Months Ended June 30, 2001 Compared to June 30, 2000

Product Revenue.  Product revenue increased by $2.1 million or 39% from $5.5 million to $7.6 million. This increase was attributable to $1.2 million in increased revenue from Ling Electronics, $699,000 in increased revenue in the Company's microelectronics products, $120,000 from increased revenue in the Company's magnetic levitation products and high–performance motors and $100,000 from the introduction of the Company's power conversion product line during the fourth quarter of fiscal year 2000.

Funded research and development and other revenue.  Funded research and development and other revenue decreased by $158,000 or 5% from $3.2 million to $3.1 million. This decrease was primarily attributable to a reduction of $1.2 million in funded research and development revenue from a Department of Energy program to develop low–cost power conversion modules for electric and hybrid–electric vehicles offset by $1.1 million from a new program to develop high power converter assemblies for the U.S. Navy's next generation of modern "all-electric" ships.  For the three months ended June 30, 2001 and 2000, revenue from commercial contracts, which represents other revenue, is included in funded research and development and other revenue and amounted to $117,000 and $252,000, respectively.

Cost of product revenue.  Cost of product revenue increased by $1.6 million or 35% from $4.6 million to $6.2 million. The increase was primarily attributable to the increase in product revenue. Gross margin from product revenue as a percentage of product revenue increased from 16% to 18%.

Funded research and development and other revenue expenses.  Funded research and development and other revenue expenses decreased by $664,000 or 24% from $2.7 million to $2.1 million. The decrease was primarily attributable to the reduction of  $1.0 million of funded research and development expenses related to the Department of Energy program offset by $738,000 in funded research and development expenses from the U.S. Navy program.  For the three months ended June 30, 2001 and 2000, costs and expenses from commercial contracts, which represents other revenue expenses, are included in funded research and development and other revenue and amounted to $32,000 and $130,000, respectively.

Unfunded research and development expenses.  Unfunded research and development expenses increased by $275,000 or 23% from $1.2 million to $1.5 million. The increase is due to the Company's increased focus on internally funded research and development projects including the development of power conversion products for the distributed power generation market.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $1.0 million or 39% from $2.6 million to $3.6 million. The increase was primarily due to an increase in selling expenses associated with the $1.9 million increase in total revenue.  For the three months ended June 30, 2001, the Company provided $118,000 reserve for doubtful accounts compared to $10,000 for the three months ended June 30, 2000.

Write-off of public offering costs.  On April 25, 2001, the Company converted its registration statement it initially filed with the Securities and Exchange Commission on October 30, 2000 to a shelf registration statement. The Company expensed $95,000 of costs incurred in connection with the shelf registration statement during the three months ended June 30, 2001.

Amortization of intangibles.  Amortization of intangibles remained unchanged at $323,000.

Net unrealized loss on warrants to purchase common stock.  The Company accounts for its warrants to purchase Mechanical Technology Incorporated's common stock and to purchase Beacon Power's common stock in accordance with Statement of Financial Accounting Standard (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," and, therefore, the Company has recorded these warrants at their fair value at June 30, 2001 and recorded an unrealized gain of $768,000 during the three months ended June 30, 2001.

Other income (loss).  Other income decreased to $116,000 or 25% from $155,000. The decrease is the result of increased interest expense associated with the increase in debt.

Loss from Beacon Power Corporation.  Loss from Beacon Power Corporation increased by $1.2 million from $117,000 to $1.3 million. In connection with Beacon Power's initial public offering in November 2000, the Company's investment in Beacon Power and additional paid–in–capital was written up to reflect its beneficial interest in the book value of the stockholders' equity of Beacon Power, which was approximately $16.6 million, less losses previously recorded in connection with the put right obligation in the amount of $5.8 million for a net gain of $10.7 million. After the write–up of its investment in Beacon Power, the Company continues to account for its investment in Beacon Power under the equity method of accounting and recorded its share of losses of $1.3 million from Beacon Power for the three months ended June 30, 2001.

Cumulative effect of change in accounting principle.  On June 30, 2001, the Company began accounting for warrants to purchase the Company’s common stock designated as a liability in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, and, therefore, recorded a cumulative unrealized gain of $854,000 as of June 30, 2001.

             Nine Months Ended June 30, 2001 Compared to June 30, 2000

Product Revenue.  Product revenue increased by $9.2 million or 65% from $14.3 million to $23.5 million. This increase was attributable to $3.1 million in increased revenue from Ling Electronics, $3.0 million from increased revenue in the Company's magnetic levitation products and high–performance motors, $2.9 million in increased revenue in the Company's microelectronics products and $297,000 from the introduction of the Company's power conversion product line during the fourth quarter of fiscal year 2000.

Funded research and development and other revenue.  Funded research and development and other revenue increased by $1.7 million or 25% from $6.5 million to $8.2 million. This increase was primarily attributable to $1.5 million in funded research and development revenue from a new program to develop high power converter assemblies for the U.S. Navy's next generation of modern "all-electric" ships. For the nine months ended June 30, 2001 and 2000, revenue from commercial contracts, which represents other revenue, is included in funded research and development and other revenue and amounted to $402,000 and $404,000, respectively.

Cost of product revenue.  Cost of product revenue increased by $6.6 million or 53% from $12.5 million to $19.1 million. The increase was primarily attributable to the increase in product revenue offset by improved plant utilization. Gross margin from product revenue as a percentage of product revenue increased from 12% to 19%.

Funded research and development and other revenue expenses.  Funded research and development and other revenue expenses increased by $365,000 or 7% from $5.4 million to $5.8 million. The increase was primarily attributable to $1.1 million in funded research and development expenses from the U.S. Navy program offset by the reduction of  $388,000 of funded research and development expenses related to the Department of Energy program. For the nine months ended June 30, 2001 and 2000, costs and expenses from commercial contracts, which represents other revenue expenses, are included in funded research and development and other revenue and amounted to $245,000 and $276,000, respectively.

Unfunded research and development expenses.  Unfunded research and development expenses increased by $2.2 million or 103% from $2.1 million to $4.3 million. The increase is due to the Company's increased focus on internally funded research and development projects including the development of power conversion products for the distributed power generation market.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $2.4 million or 34% from $7.0 million to $9.4 million. The increase was primarily due to an increase in selling expenses associated with the $10.9 million increase in total revenue and the inclusion of Ling Electronics for the entire nine months ended June 30, 2001. For the nine months ended June 30, 2001, the Company provided $153,000 reserve for doubtful accounts as compared to $64,000 for the nine months ended June 30, 2000. In addition, the Company recorded a charge of $223,000 in settlement of litigation during the nine months ended June 30, 2001.

Write-off of public offering costs.  On April 25, 2001, the Company converted its registration statement it initially filed with the Securities and Exchange Commission on October 30, 2000 to a shelf registration statement. The Company has expensed $1.4 million of equity financing costs incurred in connection with the registration statements.

Amortization of intangibles.  Amortization of intangibles increased by $73,000 or 8% from $895,000 to $968,000. The increase was the result of amortization of intangibles recorded in connection with the acquisitions of Ling Electronics in October 1999 and certain intellectual property and other intangible assets from Northrop Grumman in November 1999.

Net unrealized loss on warrants to purchase common stock.  During the nine months ended June 30, 2001, the Company began accounting for its warrants to purchase Mechanical Technology Incorporated's common stock and the warrant to purchase Beacon Power's common stock in accordance with SFAS No. 133, and, therefore, the Company has recorded these warrants at their fair value at June 30, 2001 and recorded an unrealized loss of $225,000 during the nine months ended June 30, 2001.

Other income (loss).  Other income increased to $343,000 or 24% from $276,000. The increase is the result of cash and cash equivalents being maintained in interest bearing accounts offset by an increase in interest expense associated with the increase in debt.

Loss from Beacon Power Corporation.  Loss from Beacon Power Corporation increased by $2.9 million from $828,000 to $3.7 million. In connection with Beacon Power's initial public offering in November 2000, the Company's investment in Beacon Power and additional paid–in–capital was written up to reflect its beneficial interest in the book value of the stockholders' equity of Beacon Power, which was approximately $16.6 million, less losses previously recorded in connection with the put right obligation in the amount of $5.8 million for a net gain of $10.7 million. After the write–up of its investment in Beacon Power, the Company continues to account for its investment in Beacon Power under the equity method of accounting and recorded its share of losses of $3.7 million from Beacon Power for the nine months ended June 30, 2001.

Cumulative effect of change in accounting principle.  On October 1, 2000, the Company began accounting for its warrants to purchase Mechanical Technology Incorporated common stock in accordance with SFAS No. 133 and, therefore, recorded a cumulative unrealized loss of $1.0 million as of October 1, 2000.  On June 30, 2001, the Company began accounting for warrants to purchase the Company’s common stock that are designated as a liability in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, and, therefore, recorded a cumulative unrealized gain of $854,000 as of June 30, 2001 to record the warrants at fair value. Liquidity and Capital Resources

             Since inception, the Company has financed its operations and met its capital expenditure requirements primarily through the sale of private equity securities, public security offerings, borrowings on a line of credit and capital equipment leases.

             As of June 30, 2001, the Company's cash and cash equivalents were $16.2 million, an increase of $7.3 million from September 30, 2000. Cash used in operating activities for the nine months ended June 30, 2001 was $5.8 million as compared to $4.6 million in 2000. Cash used in operating activities during the nine months ended June 30, 2001 was primarily attributable to the Company's net loss offset by non–cash items such as depreciation and amortization, increases in allowances for doubtful accounts and excess and obsolete inventory, loss from Beacon Power, unrealized loss from warrants to purchase common stock, amortization of prepaid consulting costs, common stock issued in connection with settlement agreement, write-off of public offering costs and change in contingent obligation to common stock warrant holders.

             Cash used in investing activities during the nine months ended June 30, 2001 was $11.4 million as compared to $1.5 million in 2000. Net cash used in investing activities during the nine months ended June 30, 2001 included purchases of marketable securities of $9.8 million, capital expenditures of $1.3 million and prepaid acquisition costs of $169,000. The Company estimates that it will spend an additional $3.0 million on capital expenditures through fiscal year 2001 primarily at its Power Systems Division to expand its capacity to manufacture its power conversion products. The Company expects these additions will be financed principally from lease financing and, to a lesser extent, cash on hand.

             Cash provided by financing activities for the nine months ended June 30, 2001 was $24.5 million as compared to $13.1 million in 2000. Net cash provided by financing activities during the nine months ended June 30, 2001 includes $17.1 million of proceeds from the sale of common stock, $7.0 million from the exercise of common stock options and warrants and $1.5 million of proceeds from lease financing offset by $342,000 of repayment of long-term debt and $741,000 of equity financing costs. In December 2000, the Company completed financing under an agreement for the lease of certain production equipment in the amount of $1.5 million previously entered into in August 2000. Payments are due in monthly installments of $40,000 from July 2001 through January 2002 and $19,705 from February 2002 through November 2005.

             The Company anticipates that the existing $16.2 million in cash and cash equivalents will be sufficient to fund operations for at least the next twelve months. However, there can be no assurance that the Company will not require additional financings within this time frame or that any additional financing, if needed, will be available to the Company on terms acceptable to the Company, if at all.

Effects of Inflation

             The Company believes that inflation and changing prices over the past three years have not had a significant impact on its net revenue or on its income from continuing operations.

Recent Accounting Pronouncements

             In July 2001, the Financial Accounting Standards Board issued Statement No. 141, “Accounting for Business Combinations”, and Statement No. 142, “Goodwill and Other Intangible Assets.”  These statements modify accounting for business combinations after June 30, 2001 and will affect the Company’s treatment of goodwill and other intangible assets at the start of the fiscal year 2002; however, business combinations completed after June 30, 2001 should apply the new accounting guidelines. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value.  Additionally, existing goodwill and intangible assets must be assessed and classified within the Statement’s criteria.  Intangible assets with estimated useful lives will continue to be amortized over those periods.  Amortization of goodwill and intangible assets with indeterminable lives will cease.  At this time, the Company has not determined the complete impact of these Statements.

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

Item 2.  Changes in Securities and Use of Proceeds:

Recent Sales of Unregistered Securities

             On May 25, 2001, in connection with the exercise of a warrant to purchase 675,000 shares of the Company’s common stock, with aggregate gross proceeds to the Company of approximately $5.8 million, the Company issued to Brown Simpson Partners I, Ltd. a warrant to purchase 438,750 shares of the Company’s common stock at an exercise price of $16.70 per share.  This warrant expires on May 25, 2004 and was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

             On June 1, 2001, in connection with the exercises of warrants to purchase 61,200 and 40,800 shares, respectively, of the Company’s common stock, with aggregate gross proceeds to the Company of $795,600, the Company issued to Matthew Balk and Scott Weisman warrants to purchase 39,780 and 26,520 shares, respectively, of the Company’s common stock at an exercise price of $16.70 per share.  These warrants expire on June 1, 2004 and were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

             On July 13, 2001, in consideration for the acquisition of substantially all of the assets of Inverpower Controls Ltd., a corporation based in Burlington, Ontario, Canada, the Company paid $100,000 in cash and issued 400,000 shares of the Company’s common stock.  The agreed upon consideration was determined as a result of arms length negotiations.  The Company agreed to register for resale under the Securities Act the shares of common stock issued in connection with the acquisition.  The common stock was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

Item 3.  Defaults Upon Senior Securities:

             Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:

At the Company's Annual Meeting of Stockholders (the "Annual Meeting") held on May 4, 2001, the Company's stockholders approved the following:

PROPOSAL	FOR	AGAINST/WITHHELD	ABSTAIN	BROKER NON-VOTES

(1) To elect the following Class I Directors:
David B. Eisenhaure	11,888,745	788,197	0	0
Alan P. Goldberg	11,902,213	774,729	0	0
James L. Kirtley, Jr., Ph.D	11,838,715	793,227	0	0
The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Michael C. Turmelle, Gerald L. Wilson, Marshall J. Armstrong and Thomas A. Hurkmans.

(2) To approve an amendment to the Company's Certificate of Incorporation increasing from 25,000,000 to 50,000,000 the number of authorized shares of Common Stock	11,868,638	779,518	28,786	0

(3) To approve the Company's 2000 Stock Incentive Plan	6,230,575	1,203,270	49,194	5,193,903

(4) To ratify the selection of Arthur Andersen LLP as independent auditors for the fiscal year ending September 30, 2001	12,603,061	56,469	17,412	0

Item 5. Other Information:

             Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

Exhibits

             The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K

             On May 29, 2001, the Company filed a Current Report on Form 8-K, dated May 25, 2001, in connection with the exercise of a warrant held by Brown Simpson Partners I, Ltd. to purchase 675,000 shares of common stock at an exercise price of $8.54 per share and the issuance to Brown Simpson of a new warrant to purchase 438,750 shares of common stock at an exercise price of $16.70 per share.

             On June 7, 2001, the Company filed a Current Report on Form 8-K, dated June 6, 2001, in connection with the sale of 1,464,928 shares of its common stock at a price to the public of $12 1/8 per share pursuant to the Company's Registration Statement on Form S-3 (File No. 333-48936).

             On July 17, 2001, the Company filed a Current Report on Form 8-K, dated July 13, 2001, in connection with its acquisition of substantially all of the assets of Inverpower Controls Ltd., a corporation based in Burlington, Ontario, Canada.

             On August 10, 2001, the Company filed Amendment No. 1 to Current Report on Form 8-K, dated July 13, 2001.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SatCon Technology Corporation

Date: August 14, 2001	By:	/s/ Sean F. Moran

Sean F. Moran, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

99	Risk Factors.