Form 10-K
period 2001-09-30
SATCON TECHNOLOGY CORP
filed 2001-12-21
CIK 889423

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2001

Commission file number 1-11512

SATCON TECHNOLOGY CORPORATION
(Exact name of Registrant as specified in its Charter)

DELAWARE (State or other Jurisdiction of Incorporation or Organization)	04-2857552 (I.R.S. Employer Identification Number)
161 FIRST STREET, CAMBRIDGE, MASSACHUSETTS (Address of principal executive offices)	02142 (ZIP CODE)

(617) 661-0540
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act

Title of Class
Common Stock, $.01 Par Value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Registrant's Common Stock, $.01 par value per share, held by non-affiliates of the Registrant was $84,587,222 based on the last reported sale price of the Registrant's Common Stock on the Nasdaq National Market as of the close of business on October 25, 2001 ($7.19). There were 16,539,597 shares of Common Stock outstanding as of December 19, 2001.

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. BUSINESS

Overview

    SatCon was organized as a Massachusetts corporation in 1985 and reincorporated as a Delaware corporation in 1992. SatCon's strategic goal is to leverage its expertise in power electronics, software and controls to establish SatCon as a leading provider of technology, power electronics products and power systems to support the emerging global need for "digital" power. Digital power is the fast growing, high-quality, high-reliability, environmentally clean electrical power required by today's digital economy. Digital power uses new silicon powerchips and control networks in the switching, control, storage and generation of electricity. It is used in automobiles, wireless telecommunications, hospitals, factory floors, routers, data centers and even in our living rooms. Digital power is electricity the way we need it today and the way it will be generated tomorrow. It is digital, distributed, clean, reliable and smart electricity. Products for the digital power market have been made possible by faster and more powerful digital power chips—the semiconductors that drive everything from high-speed computers and communications to industrial automation to new distributed power generation systems. At SatCon, we have been working on these power systems and their component groups since our inception. Today we offer a variety of digital power products from power electronics and control components to complete power systems that meet the needs of digital power markets.

    Since our inception, we have been pursuing a dual approach for growth in these digital power markets. The first strategy is to develop technology that meets a market demand and then transition that technology into commercial products. The second strategy is to expand our manufacturing capabilities and product base through acquisitions.

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

    Beginning in 1996 we introduced our first two commercial products, the "Inertial Battery 20C1000" and the "Century 1 ISAM", which were transitioning from the laboratory to the marketplace. The "Inertial Battery 20C1000" evolved into the 2kWh (kilowatt hour) flywheel energy storage device upon which we spun out our affiliate, Beacon Power Corporation. In November 2000, Beacon Power became a publicly traded company. In September 2001 we made a 5,000,000 share distribution of our Beacon Power ownership to our stockholders and currently own approximately 11% of Beacon Power following that distribution. Our second product, the "Century 1 ISAM," or integrated suspension and motor system, now called MagLev™, is used in Applied Materials' rapid thermal processing equipment, and represents a significant source of product revenue for our Power Systems business unit which manufactures the MagLev™ under the MagMotor brand name.

    Since 1996, we have continued to transition our technology into new products that are sold commercially, including our RF, or radio frequency, satellite uplinks, aluminum nitride power resistors for cellular telephones, high efficiency motors for industrial automation, StarSine power electronics and amplifiers and Ling brand vibration test equipment. Since 1996, our revenue has increased from $9.4 million, primarily from funded research and development, to $41.7 million in 2001, of which $30.8 million, or 74%, was derived from product sales. We are also introducing new products, which we expect to transition into commercial production over the next few years, products such as our PowerGate™ and MegaVerter™ power conversion systems, GridLink™ utility grid interface, and our 250 kilowatt and 2.0 megawatt StarSine™ MegaPower™ UPS (uninterruptible power supply), which was introduced in January 2001.

    Since 1996, we have expanded our business and capabilities through several acquisitions. In January 1997, we acquired K&D MagMotor Corp., a manufacturer of custom and standard, high performance, electric motors. In April 1997, we acquired Film Microelectronics, Inc., a manufacturer of thin film substrates and hybrid microelectronics. In January 1999, we acquired Inductive Components, Inc., a value-added supplier of customized electric motors, and Lighthouse Software, Inc., a supplier of control software for machine tools. We acquired HyComp, Inc., a manufacturer of hybrid microelectronics, in April 1999, followed by Ling Electronics, Inc., a manufacturer of shaker vibration test systems, power converters, amplifiers and controllers, which we acquired in October 1999. In November 1999, we acquired intellectual property, tooling and other assets from Northrop Grumman Corporation, enabling us to manufacture and sell electric drivetrains. In July 2001, we acquired substantially all of the assets of Inverpower Controls Ltd., a manufacturer of power electronics and high-speed digital controls for use in industrial power and power quality systems. Inverpower also has UL and CE certification capability.

    These acquisitions have provided us with increased revenues, a manufacturing capability to transition our technology into commercial products, and a market presence from which we can derive the need for new products based on our technology. Since 1996, we have sought to expand our markets in power and energy management to include UPS and power quality, distributed power generation, wireless telecommunications, industrial automation, semiconductor manufacturing, aircraft, satellites, electric and hybrid-electric vehicles. The acquisition of Inverpower provided us with immediate product offerings in higher range UPS and power quality products including new customers such as Siemens Westinghouse.

    In fiscal year 2001, we organized SatCon into three business units: SatCon Power Systems, SatCon Semiconductor Products, and SatCon Applied Technology. We combined MagMotor, Ling Electronics and Inverpower into the Power Systems business unit. We combined our FMI and HyComp divisions into the Semiconductor Products business unit. We combined our Technology Center in Cambridge and Electronic Power Products in Baltimore into the Applied Technology business unit.

    We are focusing our development and manufacturing efforts on power and energy management products with high-growth potential in the following categories:

PRODUCT CATEGORY	PRODUCTS	MARKETS
Power Systems	Power conversion systems, power electronics systems, digital control software, high performance motors, and vibration test systems	UPS and power quality, distributed power generation, hybrid-electric vehicles, industrial automation, machine tools, semiconductor manufacturers
Semiconductor Products	Hybrid microcircuits, RF components, thin film substrates, and amplifiers	Wireless telecommunications, aircraft, satellites, defense systems and medical instruments
Applied Technology	Funded commercial and government research and product development	UPS and power quality, distributed power generation, hybrid-electric vehicles, wireless telecommunications and industrial automation

    We have specialized engineering expertise in the areas of power electronics, electromechanics, mechanical and thermal dynamics, power system controls and microelectronic and semiconductor design. We have leveraged research and development funding from industry and government sources to design, develop and manufacture electronics for power conversion, amplification and storage, high-performance electric motors, electric drivetrains, flywheel energy storage systems and system controls software. We continue to pursue industry and government funding to supplement the on-going development of our products.

Industry Background

    Digital power is the high-quality, high-reliability electrical power required by today's digital technology. It is the use of new silicon powerchips and control networks in the switching, control, storage and generation of electricity. It is used in automobiles, wireless base stations, routers, factory floors and data centers. It is electricity the way we are using it today and the way it will be generated tomorrow. It is digital, distributed and smart electricity. Products for the digital power market have been made possible by faster and more powerful digital power chips—the semiconductors that drive everything from high-speed computers and communications to industrial automation to new distributed power generation systems.

    The digital power markets are entering a period of rapid expansion, as products in distributed power generation and power quality industries, hybrid-electric vehicles and RF telecommunications have approached or realized commercialization and mass production. In the United States, this expansion is being driven by several factors, including:

  •
  Increasing demand for electricity, driven by the proliferation of computers and electronics technology. The demand for electricity has increased rapidly in recent years due in large part to the use of personal and desktop computers, computer based manufacturing equipment, the Internet, e-commerce and telecommunications products. According to the Energy Information Administration, or EIA, over the past two decades, the percentage of energy provided by electricity to U.S. housing units increased from 23% of all energy consumed in 1978 to 35% in 1997. In a 1999 report, Greening Earth Society science advisor Mark Mills estimated that the share of all U.S. electricity currently consumed by computer-based microprocessors was 13% and that within two decades, 30% to 50% of the nation's electric supply may be required to meet the direct and indirect needs of the Internet. This growth continues a long-term trend toward electrification of energy use throughout the developed world.

  •
  Growing demand for high-quality power, as more mission-critical and sensitive electronics are connected to the electric utility grid. The growing importance of, and the proliferation of, electronics and computer networks that are power-quality sensitive has heightened the awareness of the importance of the quality and reliability of electricity. Power-quality problems such as power outages, voltage instability and low voltage in the power delivery network are significant problems for modern computers and telecommunications equipment. As the digital power based economy grows, avoiding downtime and damaged equipment due to power-related problems will become increasingly important. For example, the Department of Energy Plan for Distributed Energy Resources cites the average cost of downtime to a stock brokerage operation to be $6.5 million per hour. According to the Electric Power Research Institute, or EPRI, power disruptions cost the economy approximately $30 billion each year.

  •
  Capacity constraints on the electric utility grid that have resulted in decreased reliability in certain power markets. Historically, the growth in the demand for electricity has met the expansion of the existing infrastructure, including additional investments in centralized generating plants, high-voltage transmission lines and distribution wires. Reliance upon this infrastructure has been and continues to be problematic for a number of reasons. First, according to the Department of

    Energy, capacity reserve margins have shown a declining trend since 1982, indicating the increased potential for power outages during peak periods. Second, in recent years, some areas of the country have experienced capacity constraints and weather-related outages due to the nature of the existing transmission and distribution system. Finally, there is difficulty in finding suitable locations for additional generating plants and transmission towers, due to environmental concerns and local zoning laws. Again, the DOE Plan for Distributed Energy Resources estimates that "domestically the demand for electricity is projected to increase more than one trillion kilo-watts over the next twenty years" and that "worldwide demand for electricity is expected to double" in the same period.

  •
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

    As a result of these market dynamics, power generation uncertainty and environmental concerns, business and residential consumers are seeking more reliable, cleaner and cost-effective solutions to the breadth of their digital power needs. We believe that our UPS and power quality, distributed power generation, industrial automation, advanced wireless telecommunications and hybrid-electric vehicle products will meet these demands.

Uninterruptible Power Supplies and Power Quality

    Uninterruptible power supply, or UPS, systems maintain a predictable quality of electricity during power outages or periods of low power quality. These systems can be used to as a replacement to the grid for an unlimited time, needing only to be refueled. In addition to their primary role of providing uninterruptible power in the absence of the grid, the UPS system also works in conjunction with the grid to provide high quality power, absent of the fluctuations caused by power surges, sags and brownouts. These troublesome disturbances can also cause system malfunctions within automated industrial processes, data centers or other industries with computer driven systems.

    As a result, UPS systems are used to support the operation of computers, manufacturing facilities and communication and other electronic networks in the event of power losses. A UPS system consists of power electronics and switches combined with an energy storage device and, for long duration outages, a power generation source. These systems are connected to the utility grid and can operate both independently and in parallel with the grid. Low power quality presents problems for industries where equipment can lose synchronization and shut down during brief power disruptions. Estimates place the UPS market in excess of $5 billion. We believe large UPS systems (2 megawatts and greater), for industrial and manufacturing operations represent the most significant market potential for our UPS and power quality systems. The growth of the computer based economy and automated manufacturing is driving the demand for large UPS systems. We estimate the market potential for this size UPS systems to be approximately $500 million annually.

Distributed Power Generation

    With the deregulation of the electric utility industry, the ability to offer new forms of electrical power generation such as distributed power generation is creating new markets, products and opportunities. Distributed power, or on-site power independent of the electric utility grid, locates power-generating capability closer to the end user. The distributed generation of electrical power from clean diesels, microturbines, solar arrays, wind turbines or fuel cell systems is potentially an environmentally cleaner, more efficient and more reliable means of producing electricity compared to conventional generation and distribution methods. Distributed power generation systems can also alleviate congestion on highly loaded utility distribution networks and offer an alternative to power line extensions in remote regions. In response to the many power outages in 1999, the U.S. Department of Energy's Power Outage Study Team recommended the increased use of distributed power. Fuel cells, microturbines and photovoltaics are technologies that are being developed to address the distributed power generation market.

Industrial Automation

    Global competition and the need for increased throughput and decreased downtime has required companies to become more efficient in their manufacturing processes and automated systems. Touch labor is being replaced by robotics and complex mechanical systems that can perform routines precisely, efficiently and repeatedly without failure. With the introduction of computer based automation systems, processes have become smart. However, these smart processes need smart mechanical systems to perform the ever more complex routines required by today's manufacturing systems. Digital controls and software are being combined with older technologies such as motors, actuators and positioning systems to create smart manufacturing centers. These centers represent the basic foundation of industrial automation. According to National Manufacturing Week, industrial automation today represents a $150 billion market.

    Industrial automation spans the breadth of manufacturing systems and markets, from simple pick and place machines to semiconductor manufacturing equipment. These systems provide opportunities for high reliability motors and actuators, magnetic suspension systems and compact digital drives and controls. The industrial automation market also represents another opportunity for high reliability uninterruptible power supplies and power quality systems to protect the automated systems installed in today's factories. We believe that the systems that require the protection are also the basic system components that will provide the protection. Factories using complex motors, computers and software controls will need UPS systems that are built with complex motors, computers and controls, providing suppliers of these systems with multiple revenue opportunities.

Wireless Telecommunications

    Wireless telecommunications is a fast-growing market that spans applications from personal cellular telephones to high-speed satellite uplinks. The National Telecommunications and Information Administration of the Department of Commerce estimates the telecommunications industry at $300 billion per year. According to a Galluadet University report, industry trends indicate steady progress "toward the goal of being able to communicate anywhere, anytime, and in any mode—voice, data, image, or video. Although there are daunting challenges associated with operations in the technically hostile mobile environment, it appears (1) that these capabilities will eventually include multimedia and even broadband capabilities as well and (2) that radio communications devices will increasingly be embedded in all types of equipment, just as computer chips have become pervasive today."

    Today wireless telecommunications includes not only cellular mobile radio but high-speed uplinks for secure military communications, wireless LANs, data links, a substitute for building wiring, personal communications, remote control of lighting and other functions. According to the IGI Group Wireless Telecommunications Newsletter website, "The FCC is considering opening new regions of the spectrum or shifting users to new frequency bands. New technology, such as digital and spread spectrum will allow users to co-exist in existing bands allowing greater frequency efficiency." We believe these trends will provide significant market opportunities in high-speed, high-reliability RF (radio frequency) uplinks, embedded microcircuits, amplifiers, and other semiconductor products.

Hybrid-Electric Vehicles

    Prices of oil and refined products will strongly influence the demand for hybrid-electric vehicles. We believe high prices, if sustained, will increase demand for substitute fuel sources and may result in regulatory incentives to develop and commercialize vehicles powered by alternative fuel sources. In addition, automobiles are a major contributor to air pollution, and we believe that new hybrid-electric vehicles can help to solve this problem. The Clean Air Act Amendments of 1990 and the National Energy Policy Act of 1992 have caused automobile manufacturers to concentrate on the development of low-emission vehicles and zero-emission vehicles such as hybrid-electric or electric vehicles. The California Air Resource Board also has adopted regulations that require 10% of a manufacturer's new car sales in California be zero-emission vehicles by 2003.

    Hybrid-electric vehicles can reduce air pollution while offering greater driving range and performance than electric vehicles. Hybrid-electric vehicles function by creating energy from a source, such as an internal combustion engine or fuel cell. The mechanical energy is then transformed into electricity by a generator and transferred to an electric drivetrain that propels the vehicle. All hybrid-electric vehicles require complex power and control electronics to convert, condition and manage electricity, as well as high-performance motors, electric drivetrains and energy storage systems.

Our Opportunity

    The increased demand for reliable, high-quality, cleaner power has created a growing market for high performance power electronics, power quality systems and distributed power generation. All of these systems require power and energy management products to convert, store and manage electricity. In order to be commercially viable and operate effectively, these power and energy management products must be highly reliable, efficient, low-cost and compact. Many of these products must be highly customized to meet the evolving needs of the distributed power generation and power quality marketplace. We believe that a significant opportunity exists to manufacture and supply power and energy management products that meet these criteria.

    We believe that the ideal system to produce this digital power is one that is highly distributed with power generation, energy storage, and control systems located near the user load, with capabilities for overall management, reconfiguration and system optimization. This evolving system will use a new generation of power semiconductors, software and machine-based control systems to seamlessly combine power from the traditional utility grid with power generated on-site from sources such as natural gas engines, fuel cells and micro turbines and from energy storage devices such as flywheels and advanced batteries. We believe that the control systems that manage the flow of electrical power, which includes electronics, software and system controls, are the key enablers to the successful commercialization of this technology. Our strategy is to use our expertise and proprietary technologies in this area to leverage us into a position of leadership as a global provider of digital power systems.

Our Solution

    Our solution is to provide critical power products and systems necessary to meet the growing demands of the digital power marketplace, including high performance power electronics, power quality products and distributed power generation systems. Our products and systems include our StarSine MegaPower UPS™; PowerGate™ and MegaVerter™ power electronics; our control software; our GridLink™ utility interface; high-performance motors; and high-speed telecommunications electronics. We believe our solution encompasses the following key attributes demanded by the emerging digital power marketplace:

  •
  Performance. At a minimum, UPS, power quality and distributed power generation systems must provide the same degree of quality power that is provided by the traditional electric utility system that supplies electric power for commercial, industrial and residential usage. Our products use proprietary designs to ensure that high-quality power is produced during peak as well as steady-state operations.

  •
  Reliability. We design our products to support the long-life, always-on requirements of the digital power marketplace. We have experience designing and manufacturing high-reliability, long-life electronics for applications such as aircraft navigation systems and satellite uplink electronics. We design, manufacture and test our electronics to last at least fifteen years.

  •
  Efficiency. The overall efficiency of a UPS or distributed power generation system, as well as high performance motors and an RF device is its ability to deliver power with minimum energy loss. Efficiency is vital to effective commercialization and depends on the efficiency of all of the component parts. We apply our electronics expertise to design and manufacture our products to meet the efficiency needs of our customers, as defined by their specifications and the end use of the product.

  •
  Low-Cost. The widespread commercial acceptance of our distributed and digital power systems is dependent upon the reduction in cost of key components. We design our products to be low-cost by making them as compact and as easy to manufacture as possible. We have installed equipment for a semi-automated production line in our Marlborough, Massachusetts facility that will further automate the manufacturing process for power electronics components, thereby reducing the cost of these systems. We have also made acquisitions of established manufacturing facilities, such as Ling Electronics and Inverpower, to ensure manufacturability in our designs as well as manufacturing capacity to ensure low-cost.

  •
  High Power Density. High power density, or the ability to convert, condition and manage large amounts of energy within a compact design, is required for cost reduction and is critical in applications such as automobiles and wireless telecommunications where weight and space requirements are stringent. We design our products to meet the market and our customer's demands for high power density.

  •
  Flexibility. Due to the rapidly evolving nature of the digital power marketplace, UPS, power quality, and distributed industries, our engineers work closely with our customers to address overall systems design issues as well as to ensure that our products meet their system specifications. We develop and manufacture our products for use in various power quality and distributed power generation systems such as cogeneration systems, UPS systems fuel cells, and microturbines that are modular and scalable to meet a wide range of power requirements.

Strategy

    Our objective is to be a leading provider of power and energy management products necessary for digital power systems, power quality and UPS systems, and distributed power generation systems, including cogeneration systems, natural gas engines, fuel cells and microturbines. Our strategy to leverage ourselves into this leadership position is two-fold. First, since the power control system is the key enabler for these digital power products, we are in a position to be a key supplier to several competing power generation manufacturers, such as fuel cells, microturbines, flywheels and advanced battery systems. In addition, possessing the enabling technology in power electronics, magnetics and software controls, positions SatCon to be a strong competitor and integrator of power systems. Developing innovative power systems based on our power electronics and control software and the integration of third party "best of breed" power generation and energy storage is a key strategy. Second, most of the markets that SatCon is addressing today, while important, are niche opportunities below the radar screens of larger companies. However, many of these market opportunities have substantial growth potential. If we carefully choose, we can both grow and become firmly established in these markets in the early stages. The early adopters of digital power include semiconductor fabrication, industrial automation, financial institutions, transportation systems, communication systems and the military. We have already established supplier relationships with many of these early adopters and have substantial sales and backlog within these markets. We believe that by designing and developing our products across multiple markets and multiple applications, our success should be less dependent upon the adoption of a specific application or on the business of a single market participant. To accomplish our objective, we are pursuing the following key strategies:

  •
  Design and develop innovative power and energy management products. We are developing proprietary products that are integral components in UPS, power quality and distributed power generation systems such as our PowerGate™ converter, GridLink™ utility interface and MegaVerter™ power electronics and StarSine™ MegaPower™ UPS. We believe that we have a competitive advantage resulting from our engineering expertise in the areas of power electronics, electromagnetics, mechanical and thermal dynamics, system controls and microelectronic design that we have been working on since 1985. We have leveraged research and development funding from government and industry sources to build a technology base within these areas that has resulted in 75 U.S. patents and 13 patent applications pending with the U.S. Patent and Trademark Office. In addition, 38 other patents have been issued to our employees and assigned to DaimlerChrysler in connection with the completed Chrysler Patriot racecar project.

  •
  Establish our products as industry standards. We seek to establish our digital power products as industry standards and become a major supplier to the UPS and power quality, distributed power generation, hybrid-electric vehicle, wireless telecommunication and industrial automation markets by working with our customers to determine cost and performance requirements as we design and build our products to meet those requirements. Since we are establishing these requirements early in the product life cycle while we are one of the few suppliers, we hope that our products will set the industry standard. We believe that our engineering expertise and experience in manufacturing highly reliable products is positioning us to establish standards for our distributed power generation and power quality products.

  •
  Install low-cost, high-volume manufacturing capabilities. We seek to establish low-cost, high-volume manufacturing capabilities to give us a competitive advantage in our markets. We are developing semi-automated manufacturing processes and expanding our manufacturing capacity in order to reduce costs as production volumes increase. In addition to installing low-cost, high-volume manufacturing capacity at existing facilities, we will continue to pursue our strategy of enhancing our manufacturing capabilities through successful acquisitions.

  •
  Acquire new products, manufacturing capabilities and technologies. We believe that the acquisition of new products, manufacturing capabilities and technologies will enhance our competitive position and growth opportunities. Historically, the acquisition of products or companies has been a key element of our business strategy. The acquisition of MagMotor provided us with revenue in the industrial automation market, a manufacturing capability with which to build our new MagLev™ systems for Applied Materials and opportunities for expansion of MagMotor's product line into new markets and with new customers as we did with the machine tool market. We had similar experiences with Film Microelectronics and Ling Electronics, and most recently with Inverpower Controls. Inverpower and Ling brought SatCon critical technology, products and capacity to SatCon that has enabled us to offer UPS and power quality products such as our StarSine™ MegaPower™ UPS and Smart Predictive Line Controllers®. We anticipate that acquisitions will continue to play a role in our strategy.

Our Operating Divisions

    We have positioned ourselves as a leader in power electronics and controls for both distributed energy and high reliability components for the aerospace, medical and industrial automation sectors. To successfully implement this strategy, we have established and maintained a high quality design engineering, marketing, manufacturing and service capability through both internal corporate development and acquisitions. We currently develop and market our products and services through the following three operating segments, which were established in our June 2001, reorganization:

SatCon Power Systems

    SatCon's MagMotor, Ling and Advanced Fuel Cell Power Products operations were grouped together with the Inverpower acquisition to form SatCon Power Systems.

    SatCon Power Systems manufactures and sells SatCon's line of commercial StarSine™ MegaPower™ UPS Systems for back-up power and power quality; MegaVerter and PowerGate™100 power conversion systems for distributed power generation; StarSine™ amplifiers; MagLev™ integrated suspension and motor systems; Inverpower's industrial and commercial power conversion and conditioning products; MagMotor high-performance motors for the industrial machinery, factory automation and automotive markets; and Ling Electronics shaker vibration test systems and amplifiers.

SatCon Semiconductor Products

    SatCon's Film Microelectronics, Inc. and HyComp operations were combined to form SatCon Semiconductor Products in Marlborough, Massachusetts.

    SatCon Semiconductor Products manufactures and sells power chip components; power switches; RF devices, including SatCon's satellite uplink amplifiers; aluminum nitride power resistors for telecommunications; and standard and custom hybrid microcircuits for commercial and government aerospace, industrial, medical and automotive markets. SatCon Semiconductor Products also manufactures various multi-chip modules and the power switches for the power electronics products sold through the Power Systems business unit.

SatCon Applied Technology

    SatCon's Technology Center in Cambridge, Massachusetts and its Electronic Power Products operations in Maryland were grouped together to form SatCon Applied Technology.

    SatCon Applied Technology develops advanced technologies in digital power electronics, motors and controls, and seeks to transition those technologies into products to be manufactured and sold through SatCon's manufacturing divisions. It will also continue to pursue revenue producing development contracts from both government and commercial sources. Emphasis will be placed on contracts that lead to products that can be manufactured and sold by SatCon's two manufacturing business units.

Products

    We design, develop and manufacture high-efficiency, high-reliability and long-lived power and energy management products that convert, store and manage electricity. We are using our electronics and manufacturing expertise to develop products that meet the high-reliability, high-efficiency, low-cost and compact-size requirements of the digital power marketplace. The following chart details the basic elements of digital power systems.

    Our digital power products are sold through our business units in the following segments:

SatCon Power Systems

    The Power Systems business unit includes high-performance motors, magnetic levitation systems, vibration test equipment, industrial automation and machine tool motors, AC and DC power supplies, static transfer switches and voltage regulators and a Smart Predictive Line Controller. These products are used in several markets and applications including, but not limited to, UPS and power quality systems, for distributed power generation, industrial automation and hybrid electric vehicles. Revenue for our fiscal years ended September 30, 2001, 2000 and 1999 from our Power Systems business unit was approximately $20.2 million, $14.1 million and $2.8 million, respectively.

UPS and Power Quality

    Currently, when electrical power is lost or its quality drops, lead-acid batteries provide back-up electricity until a generator can be engaged. Batteries have poor reliability and reduced life expectancy. The dangers of explosion and acid spills are additional environmental concerns associated with lead-acid batteries. Our StarSine™ MegaPower™ UPS product combines a diesel generator with a flywheel energy storage system, our StarSine electronics and a proprietary control system into an uninterruptible power supply (UPS) which we believe is an attractive alternative to lead-acid battery based UPS systems due to increased reliability, longer life and the ability to operate effectively in remote locations. An electric motor spins a flywheel to its operating speed. While the flywheel spins, it stores kinetic energy, or energy created by motion. During power outages or periods of low power quality, the flywheel motor converts to a generator and, like a battery, transfers the stored electricity to the end user. While the flywheel maintains the power to the end user, the diesel generator turns on and replaces the flywheel and the grid as the prime power source until the utility grid is restored. SatCon's StarSine® MegaPower™ systems can provide both power quality and UPS functions in power ranges from 250 kilowatts to 2.0 megawatts and beyond.

Distributed Power Generation

    We have developed a PowerGate™ residential fuel cell power conversion system that combines DC to DC converters, a DC to AC inverter and a controller with control software. We have also developed our GridLink™ utility interface which is designed to allow distributed power generation systems such as fuel cells, microturbines, UPS systems and others to operate in either grid-parallel (connected to the grid) or grid-independent (disconnected from the grid) modes. Our products have been developed for use in both residential and larger industrial fuel cell power generation systems. Several fuel cell manufacturers are evaluating our PowerGate™ power electronics and control software for use in their residential fuel cell power generation systems.

    We have also developed a technology to make modular inverter units that can be combined and scaled to handle high-power requirements. Using this technology, we developed the MegaVerter™ for use in connection with large, commercial sized, fuel cell or microturbine power generation systems that produce power ranging from 200 kilowatts to 5 megawatts. We recently delivered a 250 kilowatt system to Siemens Westinghouse for use in a solid oxide fuel cell system and have supplied FuelCell Energy with a demonstration unit for a molten carbonate fuel cell to power their Danbury, CT facility.

Industrial Automation

    We design and manufacture a variety of standard and custom high-performance motors to suit specific applications. Our specialty motors are typically designed and manufactured for unique customer requirements such as high power-to-size requirements or high efficiency. We believe that our technical and design expertise enables us to shorten the time between receiving customer specifications and designing and building motors that meet these specifications. Some of our products include:

  •
  Magnetic Levitation Systems. We manufacture magnetic levitation, or MagLev™, systems that enable machinery to rotate or move without contacting other machine parts. Our MagLev™ systems use electro-magnetic fields to lift mechanical components without any surface contact. Sensors within the system determine the actual position of the levitated object and send signals to a high-speed digital controller, which commands electricity to activate the electro-magnets, thereby making the object move away from any surface it is about to contact. Our largest selling MagLev™ system is the integrated suspension and motor, or ISAM, system that is sold to Applied Materials, Inc. for silicon wafer manufacturing. We are currently developing new applications for our MagLev™ technology in other manufacturing applications.

  •
  High Performance Motors. We manufacture brush and brushless motors for the industrial automation and machine tool market. These small, high-efficiency motors are available with a variety of options including optical encoders, tachometers, brakes, custom cables and connectors. Our industrial automation motors are typically used in semiconductor equipment manufacturing, medical device assembly and other automated assembly processes. We also manufacture a line of precise positioning motors for use with machine tools, such as computer numerical controlled machines. These include machining centers, lathes and milling machines.

  •
  Vibration Test Equipment. We sell shaker vibration test systems that enable manufacturers to understand how their mechanical and electronic products will perform after exposure to vibrations. Our shaker vibration test systems are designed to replicate vibrations ranging from continuous shaking to high impact forces such as those arising from dropping a product on the floor or landing a plane. Our shaker vibration test systems are used for testing a variety of products, including small electronic components, computer hardware, consumer electronics, automobiles and aerospace and satellite structures.

SatCon Semiconductor Products

    The semiconductor products business unit includes RF or radio frequency components, hybrid microcircuits, thin film substrates and amplifiers. Revenue for our fiscal years ended September 30, 2001, 2000 and 1999 from our Semiconductor Products business unit was approximately $10.6 million, $8.3 million and $6.3 million, respectively. The following are descriptions of our product categories within the Semiconductor Products segment.

    RF or Radio Frequency.  RF components including amplifiers that are currently used in satellite uplink systems such as the Mobil SpeedPass, satellite television, wireless Internet service and secure commercial and military communications. In September 2001 we introduced a new line of high-power aluminum nitride RF (radio frequency) termination products. Capitalizing on our aluminum nitride processing, RF design and high volume assembly capabilities, the devices will be available in a variety of form factors and, we believe, will take power terminations to a new level of sophistication and versatility. Our in house RF designers can also tailor the devices to accommodate specific frequencies and applications. We manufacture a variety of RF products for secure military communications and satellite uplink electronics.

    Aluminum Nitride Power Resistors.  We manufacture power resistors for cellular telephones using aluminum nitride as the thin film substrate instead of beryllium oxide. Beryllium oxide is hazardous, and its use in manufacturing is restricted in the United States and banned in Europe.

    Amplifiers.  We sell amplifiers that take an input signal and replicate it using amplified power to boost the signal. We sell amplifiers for a variety of applications, including telecommunications uplinks, power amplifiers for aircraft applications and video amplifiers for cruise missiles.

    Hybrid Microcircuits.  We manufacture standard and custom hybrid microcircuits, which are a combination of several electronic components imbedded in a miniature printed circuit board. Due to their size, versatility and high reliability, these hybrid microcircuits are used in a broad spectrum of applications including communications, industrial, medical, military and aerospace. Our customers have employed some of our microcircuit products as follows:

  •
  Radio frequency amplifiers that are currently used in satellite uplink systems such as the Mobil SpeedPass, satellite television and wireless Internet service,

  •
  Motor controllers, such as high reliability motor controllers for helicopter hoist systems, and

  •
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

SatCon Applied Technology

    We perform funded research and development in connection with government programs and for third parties. We pursue funded research and development in areas where we have technical expertise and where we believe there is significant commercial application for the developed technology. Through the integration of diverse technologies, SatCon Applied Technology offers dedicated multidisciplinary teams, focused on providing effective solutions to challenging problems. Technical disciplines represented include electromechanics, digital and analog electronics, power electronics and electronic packaging, thermal control, motor dynamics, materials, software development and control technology, electro-optics and system integration. Areas of product development include distributed power generation, energy storage and power quality, high performance electric machinery, special purpose electric machinery, transportation systems, "all electric" ships and aircraft.

    We have performed funded research and development in connection with the development of each of our product areas. Revenue for our fiscal years ended September 30, 2001, 2000 and 1999 from funded research and development was approximately $10.9 million, $8.7 million and $6.4 million, respectively.

    We have a contract with the U.S. Department of Energy (DOE) for the research, development and demonstration of a power conversion system for a new generation of hybrid-electric vehicles. Under this government contract, we expect to design a power conversion system that can be manufactured at high volume and low cost. We believe that the resulting design will enable us to enhance our manufacturing capabilities to produce our power conversion products for hybrid-electric vehicles and distributed power generation systems. This program has been funded half by us and half by DOE. The total DOE approved budget for this program is $10.0 million through September 29, 2002. As of September 30, 2001, DOE has funded $7.5 million of this budget. Revenue for our fiscal years ended September 30, 2001, 2000 and 1999 for this program totaled $3.1, $3.4 million and $1.0 million, respectively. The additional DOE funding of $2.5 million is subject to congressional appropriation and DOE approval. Our Semiconductor Products business unit will manufacture these electronics in production quantities when they become commercialized.

    In 2001, we worked on the development of a line of high-performance motors for auxiliary uses, such as fuel pumps, in fuel cell hybrid-electric vehicles. We are also developing these high-performance motors for use in commercial and residential fuel cell power generation systems. Our Power Systems business unit will manufacture these motors in production quantities when they become commercialized. We also received $3.0 million in development revenue for high performance motors, as well as electronics and control systems, for the DD21 "all electric" ship, and, in September, delivered a power conversion and control system for a military hybrid-electric vehicle.

Significant Customers

    The U.S. Department of Defense accounted for 6.8%, 9.8% and 20.6% of our total revenue for our fiscal years ended September 30, 2001, 2000 and 1999, respectively. For our fiscal years ended September 30, 2001 and 2000, revenue from the U.S. Department of Energy accounted for 7.4% and 11.5% of our total revenue, respectively. For our fiscal years ended September 30, 2001 and 2000, revenue from Applied Materials accounted for 8.3% and 10.6% of our total revenue, respectively.

Research and Development

    We believe that the continued and timely development of new products and enhancements to our existing products are necessary to maintain our competitive position. We use technologies developed by our Applied Technology business unit and our other divisions, together with information supplied by our distributors and customers, to design and develop new products and product enhancements and to reduce the time-to-market for our products.

    $10.9 million, or 26%, of our revenue during the fiscal year ended September 30, 2001 was attributable to research and development activities funded by commercial customers and U.S. government agency sponsors. Under the agreements funded by the U.S. government, the government retains a royalty-free license to use the technology developed for government purposes and we retain exclusive rights to the technology for commercial and industrial applications. The rights to technology developed under contracts funded by commercial customers are negotiated on a case-by-case basis. We expended $6.2 million, $3.5 million and $726,000 on internally-funded research and development during our fiscal years ended September 30, 2001, 2000 and 1999, respectively. During our fiscal year ended

September 30, 2001, our most concentrated effort was directed toward building the power inverter for an on-site power generation system and our 250kW and 2.0MW UPS and power quality systems.

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

Backlog

    Our backlog consists primarily of research and development contracts and orders for power electronic and motion control products. At September 30, 2001, the backlog was $21.0 million for work to be performed and products to be shipped during our fiscal year ending September 30, 2002 and beyond. Many of our contracts and sales orders may be canceled at any time with limited or no penalty. In addition, contract awards may be subject to funding approval from the U.S. government and commercial entities, which involves political, budgetary and other considerations over which we have no control. Our backlog at September 30, 2000 was $23.3 million.

Competition

    The market for our products is competitive and subject to rapid technological change. The market is significantly affected by new product introductions and other market activities of industry participants. We currently or potentially compete with:

  •
  Manufacturers of converters and inverters for fuel cells such as Trace Engineering, a division of Xantrex Technology, Inc., Asea Brown Boveri Ltd., Siemens Corporation and Alstom S.A.,

  •
  Manufacturers of hybrid microcircuits such as Omnirel L.L.C., Aeroflex Inc., Teledyne Inc. and DDC & R, Inc.,

  •
  Manufacturers of thin film substrates such as MIC Technology, an Aeroflex Company and Ultrasource, Inc.,

  •
  Manufacturers of electric vehicle drivetrains such as Lockheed Martin Corp., Solectria Corporation, Delphi Automotive Systems, Corp., Siemens Corporation and Visteon Corporation,

  •
  Manufacturers of motors such as MCG Inc., Reliance Electric CO/DE, CMC Industries, Inc. and other regional and specialty motor manufacturers, and

  •
  Manufacturers of shaker vibration test systems such as Ling Dynamics Systems, Ltd. and Unholtz-Dickie, Corp.

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

    We believe that competitive factors for our products include:

  •
  Innovative design

  •
  Performance

  •
  Reliability

  •
  Efficiency

  •
  Pricing

  •
  Functionality

  •
  Reputation of the vendor

  •
  Service

  •
  Ease of use

  •
  Flexibility

  •
  Manufacturing capacity

  •
  Customization capabilities

    We believe that we are positioned to compete favorably on the basis of each of these factors in each of our markets.

Manufacturing

    We manufacture our products at four facilities located in Marlborough, Massachusetts; Worcester, Massachusetts; Anaheim, California and Burlington, Ontario, Canada. We have existing manufacturing capacity to meet our current needs. Our goal is to mass manufacture high volume, low-cost products. We believe that most of the raw materials used in our products are readily available from a variety of vendors. Additionally, we design and develop our products to use commodity parts in order to simplify the manufacturing process. We have a semi-automated production line in our Marlborough, Massachusetts facility. We intend to add additional production lines for our products in the future as demand dictates. We have made and expect to continue to make technological improvements that reduce the costs to manufacture our products.

Intellectual Property

    Our success and competitiveness depend on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law and contract restrictions to protect the proprietary aspects of our technologies. We seek to limit disclosure of our intellectual property by requiring employees, consultants, and any third parties with access to our proprietary information to execute confidentiality agreements and by restricting access to that information. These legal protections afford only limited protection for our technology.

    We currently own 75 U.S. patents and have 13 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained 88 corresponding patents in Europe and Asia. In addition, we have a non-exclusive, royalty-free license for non-automotive applications for 38 other patents that were issued to our employees and assigned to DaimlerChrysler in connection with the completed Chrysler Patriot racecar project. Our patents are distributed among the following six application areas:

  •
  Power electronics and controls,

  •
  Distributed power generation and hybrid-electric vehicles,

  •
  Flywheels,

  •
  Motor related applications,

  •
  Magnetic levitation and magnetic bearings and

  •
  Chemical and biological detection systems.

    The expiration dates of these patents range from 2007 to 2021, with the majority expiring after 2016.

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

    Many of the U.S. patents described above are the result of retaining ownership of inventions made under U.S. government-funded research and development programs. With respect to any invention made with government assistance, the government has a nonexclusive, nontransferable, irrevocable, paid-up license to use the technology or have the technology employed for or on behalf of the U.S. government throughout the world. Under certain conditions, the U.S. government also has "march-in rights." These rights enable the U.S. government to require us to grant a nonexclusive, partially exclusive, or exclusive license in any field of use to responsible applicants, upon terms that are reasonable under the circumstances. If we refuse, the government can grant the license itself, provided that it determines that such action is necessary because we have not achieved practical application of the invention, or to alleviate health or safety needs, or to meet requirements for public use specified by federal regulations, or because products using such inventions are not being produced substantially in the United States. The exercise of these rights by the government could create potential competitors for us if we later determine to further develop the technologies and utilize the inventions in which the government has exercised these rights.

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

    We depend upon intellectual property developments that sometimes derive in whole or in part from U.S. government contracts and subcontracts. Our rights to these intellectual property developments vary by contract, depending upon such factors as whether the government wholly or only partly funded the contract, and the terms of the negotiation between the government department and us. Some contracts may give us exclusive rights to commercialize the invention, reserving to the government only those rights which it needs for government functions. Other contracts may give broader rights to the government. At the least, most of these contracts provide us with a non-exclusive, non-assignable license to use a development for commercial purposes, however most of our technology developed through government-funded contracts is protected through patents and exclusive rights.

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

    Our government contract business is also subject to specific procurement statutes and regulations and a variety of socio-economic and other requirements. Failure to comply with these regulations and requirements could lead to loss of contract or suspension or debarment from U.S. government contracting or subcontracting for a period of time. Examples of these statutes and regulations are those related to procurement integrity, export control, employment practices, the accuracy of records and the recording of costs.

    Sales to the U.S. government may be affected by changes in research interests in the areas in which we engage, changing government department budgets, and changing procurement policies.

Employees

    At September 30, 2001, we had a total of 364 full-time employees, 8 part-time employees and 19 contract employees. Of the total, 126 persons were employed in engineering, 185 in manufacturing, 53 in administration and 27 in sales and marketing. None of our employees are represented by a union. We believe that our relations with our employees are good.

Beacon Power Corporation

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

    On September 28, 2001 we distributed 5,000,000 shares of SatCon's ownership in Beacon Power to our stockholders. As of September 30, 2001, we continued to beneficially own 4,705,910 shares, or approximately 11%, of Beacon Power's common stock. We also own a warrant to purchase 173,704 shares of Beacon Power's common stock at an exercise price of $1.25 per share. David B. Eisenhaure, our chairman of the board, president and chief executive officer serves on the Board of Directors of Beacon Power.

Item 2. PROPERTIES

    We lease office, manufacturing and research and development space in the following locations:

Location	Primary Use	Approximate Number of Square Feet	Expiration of Lease
Cambridge, MA	Corporate headquarters and research and development	33,000	2003
Worcester, MA	Manufacturing	65,000	2005
Marlborough, MA	Manufacturing	24,000	2005
Baltimore, MD	Research and development	16,000	2005
Anaheim, CA	Manufacturing	85,000	2003
Burlington, Ontario, Canada	Manufacturing	62,500	2002

    Our Cambridge, Massachusetts lease contains an additional 13,000 square feet of space, which is subleased to a third party until December 31, 2002. We also lease 15,000 square feet in North Andover, Massachusetts which were vacated in July 2001 when we consolidated operations into the Marlborough, Massachusetts facility. We are seeking a sublet tenant for the remainder of the lease term through July 2002. We also lease 17,000 square feet in Worcester, Massachusetts which has been vacated and operations relocated to the newly leased Coppage Drive Worcester, Massachusetts facility in July 2001. We are seeking a sublet tenant for January 1, 2002 through the remainder of the lease term of March 2003.

    We believe our facilities are adequate for our current needs and that adequate facilities for expansion, if required, are available. See also "Business—Our Operating Divisions."

Item 3. LEGAL PROCEEDINGS

    Sean Moran, our Chief Financial Officer, served as Chief Financial Officer for Anika Therapeutics, Inc. from February 1993 to January 2000. Anika reported, in May 2000, that it was the subject of a formal investigation by the SEC. Anika reported that in connection with the formal investigation, the SEC required Anika to provide information in connection with certain revenue recognition matters. Anika reported that these matters related to Anika's historical accounting for sales of its product under a long-term supply and distribution agreement. In March 2000, Anika restated its financial results for 1998 and the first three quarters of 1999 to change its revenue recognition policy under this long-term supply contract. In August 2001, Anika again restated its financial results for the fourth quarter of 1998 and the first quarter of 1999.

    From time to time, we are a party to routine litigation and proceedings in the ordinary course of business. We are not aware of any current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year covered by this report through the solicitation of proxies or otherwise.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is publicly traded on the Nasdaq National Market under the symbol "SATC."

    The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq National Market for our fiscal years ended September 30, 2000 and 2001:

	High	Low
Year Ended September 30, 2000
First Quarter	$10.44	$7.31
Second Quarter	44.75	8.00
Third Quarter	28.81	10.50
Fourth Quarter	41.00	23.50
Year Ended September 30, 2001
First Quarter	$36.75	$8.00
Second Quarter	15.50	8.69
Third Quarter	18.50	8.51
Fourth Quarter	10.90	4.70

    On December 19, 2001, the last reported sale price of our common stock as reported on the Nasdaq National Market was $4.95 per share. As of December 19, 2001, there were 16,539,597 shares of our common stock outstanding held by approximately 205 holders of record.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

    You should read the data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below for our fiscal years ended September 30, 2001, 2000 and 1999 and the consolidated balance sheet data as of September 30, 2001 and 2000 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for our fiscal years ended September 30, 1998 and 1997 and the consolidated balance sheet data as of September 30, 1999, 1998 and 1997 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The statement of operations for our fiscal year ended September 30, 2001 includes the results of the acquisition of assets from Inverpower Controls Ltd. beginning from July 13, 2001, the date which we acquired assets from Inverpower Controls Ltd.

	Fiscal Year Ended September 30,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statement of Operations Data
Revenue:
Product revenue	$30,780	$22,427	$9,123	$7,520	$3,728
Funded research and development and other revenue	10,904	8,628	6,355	8,011	8,738

Total revenue	41,684	31,055	15,478	15,531	12,466

Operating costs and expenses:
Cost of product revenue	27,828	19,069	9,511	5,474	2,683
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	7,446	6,848	5,828	5,517	7,388
Unfunded research and development expenses	6,229	3,453	726	1,277	4,055

Total research and development and other revenue expenses	13,675	10,301	6,554	6,794	11,443
Selling, general and administrative expenses	13,593	9,970	8,819	4,523	6,198
Write-off of public offering costs	1,421	—	—	—	—
Amortization of intangibles	1,362	1,217	371	291	120

Total operating costs and expenses	57,879	40,557	25,255	17,082	20,444

Operating loss	(16,195)	(9,502)	(9,777)	(1,551)	(7,978)
Net unrealized loss on warrants to purchase common stock	(1,480)	—	—	—	—
Other income (loss)	584	460	(224)	170	269

Net loss before income taxes, equity loss from Beacon Power Corporation and cumulative effect of changes in accounting principles	(17,091)	(9,042)	(10,001)	(1,381)	(7,709)
Provision for income taxes	—	—	—	(4)	—
Equity loss from Beacon Power Corporation	(5,064)	(899)	(4,341)	(3,473)	—

Net loss before cumulative effect of changes in accounting principles	(22,155)	(9,941)	(14,342)	(4,858)	(7,709)
Cumulative effect of changes in accounting principles	(168)	—	—	—	—

Net loss	(22,323)	(9,941)	(14,342)	(4,858)	(7,709)
Accretion of redeemable convertible preferred stock discount	—	(3,106)	(51)	—	—
Cumulative effect of change in accounting principle	(1,941)	—	—	—	—

Net loss attributable to common stockholders	$(24,264)	$(13,047)	$(14,393)	$(4,858)	$(7,709)

Net loss before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(1.51)	$(1.03)	$(1.57)	$(0.54)	$(0.97)
Cumulative effect of changes in accounting principles per weighted average share, basic and diluted	(0.14)	—	—	—	—

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(1.65)	$(1.03)	$(1.57)	$(0.54)	$(0.97)

Weighted average number of common shares, basic and diluted	14,666	12,630	9,176	8,957	7,959

	As of September 30,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$11,052	$8,814	$2,533	$1,202	$4,257
Marketable securities	9,872	—	—	657	1,976
Assets transferred to Beacon Power Corporation	—	—	—	577	—
Total assets	68,776	44,487	17,815	16,689	18,219
Working capital	29,624	18,390	7,714	7,905	10,595
Liabilities transferred to Beacon Power Corporation	—	—	—	1,564	—
Total long-term liabilities, net of current portion	1,189	214	64	239	323
Contingent obligation to Class D preferred stockholders of Beacon Power Corporation	—	5,794	5,309	—	—
Contingent obligation to common stock warrant holders	234	—	—	—	—
Redeemable convertible preferred stock	—	—	4,894	—	—
Stockholders' equity	54,511	31,118	4,421	12,372	15,589

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    We are developing enabling technologies for the emerging digital power marketplace which includes UPS systems, distributed power generation and power quality products. We manufacture power and energy management products that convert, store and manage electricity for businesses and consumers that require high-quality, uninterruptible power. We are utilizing our engineering and manufacturing expertise to develop products that serve the digital power marketplace, including UPS systems, power generation and power quantity products, industrial automation motors and controls, power electronics and controls, components for fuel cell and microturbine power generation systems, hybrid-electric vehicles and flywheel energy storage systems. We believe the family of products we are developing will be integral components of distributed power generation and power quality systems.

    We have expanded our business and capabilities through the following acquisitions:

  •
  K&D Magmotor Corp.—a manufacturer of custom and standard electric motors, acquired in January 1997.

  •
  Film Microelectronics, Inc.—a manufacturer of thin film substrates and hybrid microelectronics, acquired in April 1997.

  •
  Inductive Components, Inc.—a value-added supplier of customized electric motors, acquired in January 1999.

  •
  Lighthouse Software, Inc.—a supplier of control software for machine tools, acquired in January 1999.

  •
  HyComp, Inc.—a manufacturer of hybrid microelectronics, acquired in April 1999.

  •
  Ling Electronics, Inc.—a manufacturer of shaker vibration test systems, power converters, amplifiers and controllers, acquired in October 1999.

  •
  Inverpower Controls Ltd.—a manufacturer of power electronics modules and advanced high-speed digital controls, acquired in July 2001.

    All of these acquisitions were accounted for using the purchase method of accounting. In addition, in November 1999, we acquired intellectual property, tooling and other assets from Northrop Grumman Corporation. See Note O to our Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding our acquisitions.

    In May 1997, we formed Beacon Power Corporation ("Beacon Power") to develop stationary, terrestrial flywheel energy storage systems for commercial applications. On October 23, 1998, Beacon Power completed a $4.8 million private placement of its class D preferred stock and warrants to third-party investors, and we relinquished significant control of Beacon Power. As of October 23, 1998, we owned 0.1% of Beacon Power's voting stock and 67.0% of Beacon Power's outstanding capital stock. From June 1999 through March 31, 2000, Beacon Power was financed through the issuance of approximately $4.7 million of bridge notes and warrants to its investors, including $1.0 million from us. On April 7, 2000, Beacon Power issued 1,226,141 shares of its class E redeemable preferred stock and warrants to purchase 306,535 shares of its class class E preferred stock in exchange for the conversion of all of its outstanding bridge notes of which we received 347,407 shares of Beacon Power's Class E preferred stock and a warrant to purchase 86,852 shares of its class E preferred stock. As of April 7, 2000, we owned 11.0% of Beacon Power's voting stock and 61.0% of Beacon Power's outstanding capital stock. On April 21, 2000, Beacon Power raised an additional $4.1 million through the sale of additional bridge notes and warrants to purchase 82,000 shares of Beacon Power's common stock. We did not participate in this financing. On May 23, 2000, Beacon Power issued 6,785,711 shares of its class F preferred stock and additional warrants to purchase shares of Beacon Power's common stock. The shares of class F preferred stock and the additional warrants were issued in consideration for the cancellation of $5.2 million in bridge notes and an additional $23.3 million cash investment by existing and new investors. We did not participate in this financing either. As of May 23, 2000, we owned 3.5% of Beacon Power's voting stock and 33.0% of Beacon Power's outstanding capital stock. As of September 30, 2000, we owned 3.5% of Beacon Power's voting stock and 32.1% of Beacon Power's outstanding capital stock on a common equivalent basis after taking all dividend accruals into account. On November 22, 2000, Beacon Power completed an initial public offering of its common stock and issued 8,000,000 shares of its common stock at $6.00 per share. Upon the closing of Beacon Power's initial public offering, each share of Beacon Power's class A, C, D, E and F preferred stock was converted into two shares of Beacon Power's common stock, or 29,359,530 shares of common stock, of which we received 9,691,440 shares of Beacon Power's common stock. In addition, upon the closing of Beacon Power's initial public offering, Beacon Power issued 873,794 shares of common stock in payment for consulting fees and accrued dividends on Beacon Power's class D and E preferred stock, of which we received 11,098 shares of Beacon Power's common stock. After these events, we owned approximately 25.0% of Beacon Power's outstanding voting stock. On December 19, 2000, Beacon Power issued an additional 1,200,000 shares of its common stock at $6.00 per share to cover over-allotments. As of December 19, 2000, we owned approximately 24.2% of Beacon Power's outstanding voting stock. On December 20, 2000, Beacon Power issued 985,507 shares of Beacon Power's common stock in connection with the cashless exercise of warrants to purchase common stock. As of December 20, 2000, we owned approximately 23.7% of Beacon Power's outstanding voting stock. On December 22, 2000, Beacon Power issued 997,369 shares of Beacon Power's common stock in connection with the cashless exercise of warrants to purchase common stock. As of December 22, 2000, we owned approximately 23.1% of Beacon Power's outstanding voting stock. On September 28, 2001, we distributed 5,000,000 shares of Beacon Power common stock to our stockholders. After the distribution, we owned approximately 11.0% of Beacon Power's outstanding voting stock. As of September 30, 2001, the Beacon Power common stock held by us had a fair value of $7,152,983.

    The results of our operations include a $3.1 million loss of Beacon Power from May 8, 1997 to December 24, 1997 under the consolidation method of accounting. On December 24, 1997, we began accounting for our investment in Beacon Power in accordance with SEC Staff Accounting Bulletin No. 30/Topic 5.E (SAB 30), "Accounting for Divestiture of a Subsidiary or Other Business Operation," and have included 100% of Beacon Power's $7.1 million loss for the period from December 25, 1997 through May 1999 in a manner similar to the equity method of accounting, at which time, our initial investment of $1.9 million, the $30,000 additional investment and the additional deemed investment of $4.8 million and accrued dividends of $410,000 had been written down to zero. In June 1999, we committed up to $1.0 million of additional financing to Beacon Power, representing a minority share of a funding commitment received by Beacon Power, and we began accounting for our investment in Beacon Power under the equity method of accounting and have included in our results through November 16, 2000 our share of Beacon Power's losses of $1.7 million. As of November 16, 2000, our additional investment in Beacon Power had been reduced to zero and our contingent obligation to Beacon Power's Class D preferred stockholders was $5.8 million. On November 17, 2000, Beacon Power listed its common stock on the Nasdaq National Market. In connection with the listing, the put right granted to the Class D preferred stockholders of Beacon Power was terminated and the contingent obligation to Class D preferred stockholders of Beacon Power was reclassified to additional paid-in capital. On November 22, 2000, Beacon Power completed an initial public offering of its common stock. In accordance with SEC Staff Accounting Bulletin No. 51, our investment in Beacon Power and additional paid-in capital was written up to reflect our beneficial interest in the book value of the stockholders' equity of Beacon Power on November 22, 2000, which was approximately $15.0 million, less losses previously recorded in connection with the put right obligation in the amount of $5.8 million, for a net gain of $9.1 million. On December 19, 2000, Beacon Power issued an additional 1,200,000 shares of its common stock at $6.00 per share to cover over-allotments. Our investment and additional paid-in capital was written up by $1.6 million in accordance with SAB No. 51 to reflect our beneficial interest in the increase in book value of the stockholders' equity of Beacon Power at December 19, 2000. After the write-up of our investment in Beacon Power, we continued to account for our investment in Beacon Power through September 28, 2001 under the equity method of accounting and recorded our share of losses of $5.1 million from Beacon Power.

    Upon the distribution of the 5,000,000 shares, we recorded the distribution of the 5,000,000 shares as a reduction of additional paid-in-capital based on the book value per share prior to the distribution, or $0.59 per share. After the distribution, we owned approximately 11.0% of Beacon Power's outstanding voting stock. Additionally, we have determined that we do not have the ability to exercise significant influence over the operating and financial policies of Beacon Power and, therefore, now account for our investment in Beacon Power using the fair value method as set forth in SFAS No. 115, "Accounting for Certain Debt and Equity Securities". We are no longer required to record our share of any losses from Beacon Power and the investment is carried at fair value and designated as available for sale and any unrealized holding gains or losses to be included in stockholders' equity as a component of accumulated other comprehensive income/(loss). As of September 30, 2001, the Beacon Power common stock had a fair value of $7,152,983 and we recorded an unrealized gain of $4,364,035 in stockholders' equity as a component of accumulated other comprehensive income/(loss). Additionally, we have a warrant to purchase 173,704 shares of Beacon Power's common stock that has an exercise price of $1.25 per share and expires in 2005. We account for this warrant in accordance with SFAS No. 133 and, therefore, record the warrant at its fair value. As of September 30, 2001, the warrant to purchase Beacon Power common stock had a fair value of $201,436 and is included in warrants to purchase common stock on the accompanying balance sheet.

    We recognize revenue from product sales in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition." Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by us, all revenue related to the product is deferred and recognized upon the completion of the installation. We provide for a warranty reserve at the time the product revenue is recognized.

    We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred.

    Cost of product revenue includes cost of product revenue including material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements and other revenue are included in funded research and development and other revenue expenses.

    We have incurred significant costs to develop our technology and products. These costs have exceeded total revenue. As a result, we have incurred net losses in each of the past five years. As of September 30, 2001, we had an accumulated deficit of $64.5 million. We intend to increase our capital expenditures and operating expenses to expand our manufacturing capabilities and for general corporate purposes, including product development activities, sales and marketing and administrative activities. Because we expect to continue to invest in our business ahead of anticipated future revenue, we expect to incur operating losses for at least the next two years.

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

Results of Operations

  Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

    Product Revenue.  Product revenue increased by $8.4 million or 37% from $22.4 million to $30.8 million. The increase was attributable to $6.1 million of increased revenue from Power Systems, of which Ling Electronics accounted for $4.9 million, magnetic levitation products and high-performance motors accounted for $666,000 and power products accounted for $521,000, primarily as a result of our acquisition of Inverpower. $2.3 million of increased revenue was attributable to Semiconductor Products.

    Funded research and development and other revenue.  Funded research and development and other revenue increased by $2.3 million or 26% from $8.6 million to $10.9 million. This increase was primarily attributable to $2.7 million in funded research and development revenue from a new program to develop high power converter assemblies for the U.S. Navy's next generation of modern "all-electric" ships offset by a reduction of $400,000 in funded research and development revenue from a Department of Energy program to develop low-cost power conversion modules for electric and hybrid-electric vehicles. For the fiscal years ended September 30, 2001 and 2000, revenue from commercial contracts, which represents other revenue, is included in funded research and development and other revenue and amounted to $663,000 and $763,000, respectively.

    Cost of product revenue.  Cost of product revenue increased by $8.8 million or 46% from $19.1 million to $27.8 million. The increase was primarily attributable to the increase in product revenue. In addition, for the fiscal year ended September 30, 2001, we provided a $1.2 million reserve for excess and obsolete inventory as compared to $659,000 for the fiscal year ended September 30, 2000. Gross margin from product revenue as a percentage of product revenue decreased from 15% to 10%.

    Funded research and development and other revenue expenses.  Funded research and development and other revenue expenses increased by $598,000 or 9% from $6.8 million to $7.4 million. The increase was primarily attributable to $1.9 million in funded research and development expenses from the U.S. Navy program offset by the reduction of $1.0 million of research and development expenses related to the Department of Energy program. For the fiscal years ended September 30, 2001 and 2000, costs and expenses from commercial contracts, which represents other revenue expenses, are included in funded research and development and other revenue and amounted to $485,000 and $398,000, respectively.

    Unfunded research and development expenses.  Unfunded research and development expenses increased by $2.8 million or 80% from $3.5 million to $6.2 million. The increase is due to increased focus on internally funded research and development projects including the power inverter for an on-site power generation system and our 250 kilowatt and 2.0 megawatt UPS and power quality systems.

    Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $3.6 million or 36% from $10.0 million to $13.6 million. The increase was primarily due to an increase in selling expenses associated with the $10.6 million increase in total revenue and the inclusion of Ling Electronics for the entire fiscal year ended September 30, 2001 and Inverpower from July 13, 2001 to September 30, 2001. For the fiscal year ended September 30, 2001, we provided a $541,000 reserve for doubtful accounts as compared to $266,000 for the fiscal year ended September 30, 2000. In addition, we recorded charges of $223,000, $175,000, $150,000 and $111,000 in settlement of litigation, consolidation of facilities, write-off of impaired assets and for acceleration of a stock option award vesting schedule, respectively, during the fiscal year ended September 30, 2001.

    Write-off of public offering costs.  On April 25, 2001, we converted our registration statement we initially filed with the Securities and Exchange Commission on October 30, 2000 to a shelf registration statement. We have expensed $1.4 million of equity financing costs incurred in connection with the registration statements.

    Amortization of intangibles.  Amortization of intangibles increased by $145,000 or 12% from $1.2 million to $1.4 million. The increase was the result of amortization of intangibles recorded in connection with the acquisitions of Ling Electronics in October 1999, certain intellectual property and other intangible assets from Northrop Grumman in November 1999 and certain intangible assets from Inverpower Controls Ltd. in July 2001. In addition, during 2001, we wrote-off an impaired intangible asset with a net book value of $61,000.

    Net unrealized loss on warrants to purchase common stock.  During the fiscal year ended September 30, 2001, we began accounting for our warrants to purchase Mechanical Technology Incorporated's common stock and the warrant to purchase Beacon Power's common stock in accordance with SFAS No. 133, and, therefore, we have recorded these warrants at their fair value at September 30, 2001 and recorded an unrealized loss of $1.5 million during the fiscal year ended September 30, 2001.

    Other income (loss).  Other income increased to $584,000 or 27% from $460,000. The increase is the result of cash and cash equivalents being maintained in interest bearing accounts offset by an increase in interest expense associated with the increase in debt.

    Loss from Beacon Power Corporation.  Loss from Beacon Power Corporation increased by $4.2 million from $899,000 to $5.1 million. In connection with Beacon Power's initial public offering in November 2000, our investment in Beacon Power and additional paid-in-capital was written up to reflect our beneficial interest in the book value of the stockholders' equity of Beacon Power, which was approximately $16.6 million, less losses previously recorded in connection with the put right obligation in the amount of $5.8 million for a net gain of $10.7 million. After the write-up of our investment in Beacon Power, we continued to account for our investment in Beacon Power under the equity method of accounting and recorded our share of losses of $5.1 million from Beacon Power for the fiscal year ended September 30, 2001.

    Cumulative effect of change in accounting principle.  On October 1, 2000, we began accounting for our warrants to purchase Mechanical Technology Incorporated common stock in accordance with SFAS No. 133 and, therefore, recorded a cumulative unrealized loss of $1.0 million as of October 1, 2000. On June 30, 2001, we began accounting for warrants to purchase our common stock that are designated as a liability in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", and, therefore, recorded a cumulative unrealized gain of $854,000 as of June 30, 2001 to record the warrants at fair value.

  Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

    Product revenue.  Product revenue increased by $13.3 million or 146% from $9.1 million to $22.4 million. The increase was attributable to $11.3 million of increased revenue from Power Systems, of which Ling Electronics accounted for $7.4 million, magnetic levitation products accounted for $2.3 million, high-performance motors accounted for $1.3 million and power products accounted for $287,000. $2.0 million of increased revenue was attributable to Semiconductor Products.

    Funded research and development and other revenue.  Funded research and development and other revenue increased by $2.3 million or 36% from $6.4 million to $8.6 million. This increase was attributable to an additional $2.4 million in funded research and development revenue from a Department of Energy program to develop low-cost power conversion modules for electric and hybrid-electric vehicles and was partially offset by our increased focus on internally funded research projects including the development of power conversion products for the distributed power generation market. For the fiscal years ended September 30, 2000 and 1999, revenue from commercial contracts, which represents other revenue, is included in funded research and development and other revenue and amounted to $763,000 and $768,000, respectively.

    Cost of product revenue.  Cost of product revenue increased by $9.6 million or 100.5% from $9.5 million to $19.1 million. The increase was primarily attributable to the increase in product revenue offset by improved plant utilization at MagMotor and Film Microelectronics. Gross margin from product revenue as a percentage of product revenue increased to 15% from (4%).

    Funded research and development and other revenue expenses.  Funded research and development and other revenue expenses increased by $1.0 million or 17.5% from $5.8 million to $6.8 million. The increase was primarily attributable to an additional $1.8 million in funded research and development expenses related to the Department of Energy program. For the fiscal years ended September 30, 2000 and 1999, costs and expenses from commercial contracts, which represents other revenue expenses, are included in funded research and development and other revenue expenses and amounted to $398,000 and $704,000, respectively.

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

    Loss from Beacon Power Corporation.  Loss from Beacon Power decreased by $3.4 million or 79% from $4.3 million to $899,000. During the fiscal year ended September 30, 2000, we recorded our share of Beacon Power's losses of $899,000, under the equity method of accounting. As of December 31, 1999, our investment in Beacon Power had been reduced to zero, however, we continued to record losses from Beacon Power to the extent of additional interest accrued on the contingent obligation to the class D preferred stockholders of Beacon Power. During the fiscal year ended September 30, 1999, we recorded 100% of Beacon Power's losses of $3.6 million in accordance with SAB Topic 5.E., in a manner similar to the equity method of accounting through May 1999 and in June 1999, we began accounting for our investment in Beacon Power under the equity method of accounting and recorded our share of Beacon Power's losses of $734,000 from June 1999 to September 1999.

Quarterly Results of Operations

    The following table presents unaudited quarterly statement of operations data for the eight quarters ended September 30, 2001. This data has been prepared on a basis consistent with our audited financial statements included elsewhere in this Annual Report on Form 10-K. This data includes all adjustments, consisting solely of normal recurring adjustments, that we believe necessary for a fair presentation of this information. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Three Months Ended
	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sept. 30, 2000	June 30, 2000	Mar. 31, 2000	Dec. 31, 1999
	(in thousands, except per share data)
Statement of Operations Data
Revenue:
Product revenue	$7,290	$7,563	$8,504	$7,423	$8,159	$5,459	$5,648	$3,161
Funded research and development and other revenue	2,725	3,077	3,032	2,071	2,102	3,235	1,896	1,395

Total revenue	10,015	10,640	11,536	9,494	10,261	8,694	7,544	4,556

Operating costs and expenses:
Cost of product revenue	8,744	6,226	6,773	6,098	6,583	4,599	4,886	3,001
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	1,648	2,077	2,282	1,439	1,415	2,741	1,598	1,094
Unfunded research and development expenses	1,918	1,478	1,520	1,239	1,326	1,203	295	629

Total research and development and other revenue expenses	3,566	3,555	3,802	2,678	2,741	3,944	1,893	1,723
Selling, general and administrative expenses	4,185	3,560	3,165	2,744	2,963	2,555	2,420	2,032
Write-off of public offering costs	—	95	1,325	—	—	—	—	—
Amortization of intangibles	394	323	323	323	322	323	329	243

Total operating costs and expenses	16,889	13,759	15,388	11,843	12,609	11,421	9,528	6,999

Operating loss	(6,874)	(3,119)	(3,852)	(2,349)	(2,348)	(2,727)	(1,984)	(2,443)
Net unrealized gain (loss) on warrants to purchase common stock	(1,255)	768	(787)	(205)	—	—	—	—
Other income	241	116	113	113	185	146	99	30

Net loss before equity loss from Beacon Power Corporation and cumulative effect of changes in accounting principles	(7,888)	(2,235)	(4,526)	(2,441)	(2,163)	(2,581)	(1,885)	(2,413)
Equity loss from Beacon Power Corporation	(1,368)	(1,303)	(1,845)	(549)	(72)	(116)	(148)	(563)

Net loss before cumulative effect of changes in accounting principles	(9,256)	(3,538)	(6,371)	(2,990)	(2,235)	(2,697)	(2,033)	(2,976)
Cumulative effect of changes in accounting principles	—	854	—	(1,022)	—	—	—	—

Net loss	(9,256)	(2,684)	(6,371)	(4,012)	(2,235)	(2,697)	(2,033)	(2,976)
Accretion of redeemable convertible preferred stock discount	—	—	—	—	—	—	(2,950)	(156)
Cumulative effect of change in accounting principle	—	(1,941)	—	—	—	—	—	—

Net loss attributable to common stockholders	$(9,256)	$(4,625)	$(6,371)	$(4,012)	$(2,235)	$(2,697)	$(4,983)	$(3,132)

Net loss before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(0.56)	$(0.24)	$(0.46)	$(0.22)	$(0.16)	$(0.20)	$(0.40)	$(0.29)
Cumulative effect of changes in accounting principles per weighted average share, basic and diluted	—	(0.08)	—	(0.07)	—	—	—	—

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.56)	$(0.32)	$(0.46)	$(0.29)	$(0.16)	$(0.20)	$(0.40)	$(0.29)

Weighted average number of common shares, basic and diluted	16,473	14,492	13,870	13,828	13,685	13,642	12,398	10,793

Liquidity and Capital Resources

    Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities, public security offerings, borrowings on our expired line of credit and capital equipment leases.

    As of September 30, 2001, our cash, cash equivalents and marketable securities were $20.9 million, an increase of $12.1 million from September 30, 2000. Cash used in operating activities for the fiscal year ended September 30, 2001 was $11.0 million as compared to $5.5 million in 2000. Cash used in operating activities during the fiscal year ended September 30, 2001 was primarily attributable to our net loss offset by non-cash items such as depreciation and amortization, increases in allowances for uncollectible accounts and excess and obsolete inventory, loss from Beacon Power, net unrealized loss from warrants to purchase common stock, write-off of impaired assets, amortization of prepaid consulting costs, non-cash compensation expense, common stock issued in connection with a settlement agreement, cumulative effect of changes in accounting principles and changes in working capital.

    Cash used in investing activities during the fiscal year ended September 30, 2001 was $11.8 million as compared to $2.9 million in 2000. Net cash used in investing activities during the fiscal year ended September 30, 2001 included purchases of marketable securities of $9.8 million and capital expenditures of $2.2 million. We estimate that we will spend an additional $2.0 million on capital expenditures through fiscal year 2002 primarily at our Power Systems Division to expand our capacity to manufacture our power conversion products. We expect these additions will be financed principally from lease financing and, to a lesser extent, cash on hand.

    Cash provided by financing activities for the fiscal year ended September 30, 2001 was $25.1 million as compared to $14.7 million in 2000. Net cash provided by financing activities during the fiscal year ended September 30, 2001 includes $17.1 million of proceeds from the sale of common stock, $7.0 million from the exercise of common stock options and warrants and $1.5 million of proceeds from lease financing offset by $446,000 of repayment of long-term debt. In December 2000, we completed financing under an agreement for the lease of certain production equipment in the amount of $1.5 million previously entered into in August 2000. Payments are due in monthly installments of $40,000 from October 2001 through January 2002 and $19,705 from February 2002 through November 2005.

    We anticipate that the existing $20.9 million in cash, cash equivalents and marketable securities will be sufficient to fund operations for at least the next twelve months. However, there can be no assurance that we will not require additional financings within this time frame or that any additional financing, if needed, will be available to us on terms acceptable to us, if at all.

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

Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Accounting for Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets." These statements modify accounting for business combinations after June 30, 2001 and will affect our treatment of goodwill and other intangible assets at the start of the fiscal year ending September 30, 2002; however, business combinations completed after June 30, 2001 should apply the new accounting guidelines. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the Statement's criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease. At this time, we have not determined the complete impact of SFAS No. 142.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30, SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We are currently reviewing this statement to determine its effect on our financial statements.

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

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
SatCon Technology Corporation:

    We have audited the accompanying consolidated balance sheets of SatCon Technology Corporation and its subsidiaries (the Company) (a Delaware corporation) as of September 30, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SatCon Technology Corporation and its subsidiaries as of September 30, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with auditing standards generally accepted in the United States.

                      /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
December 4, 2001

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2001	September 30, 2000
ASSETS
Current assets:
Cash and cash equivalents	$11,051,465	$8,814,324
Marketable securities	9,872,317	—
Accounts receivable, net of allowance of $775,706 and $320,222 at September 30, 2001 and 2000, respectively	8,636,740	7,495,942
Unbilled contract costs and fees	578,098	824,829
Inventory	11,413,616	8,001,661
Prepaid expenses and other current assets	913,860	614,622

Total current assets	42,466,096	25,751,378
Investment in Beacon Power Corporation	7,152,984	—
Warrants to purchase common stock	576,915	2,473,713
Property and equipment, net	7,778,904	6,257,476
Intangibles, net	10,582,254	9,080,089
Other long-term assets	219,306	924,583

Total assets	$68,776,459	$44,487,239

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$331,824	$17,494
Accounts payable	7,419,898	3,074,517
Accrued payroll and payroll related expenses	1,437,665	1,284,884
Other accrued expenses	2,271,502	1,459,218
Deferred revenue	1,381,040	1,525,116

Total current liabilities	12,841,929	7,361,229
Long-term debt, net of current portion	1,039,487	16,377
Other long-term liabilities	149,274	197,349
Contingent obligation to common stock warrant holders	234,699	—
Contingent obligation to Class D preferred stockholders of Beacon Power Corporation	—	5,793,879
Commitments and contingencies (Note H)
Stockholders' equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock; $0.01 par value, 50,000,000 shares authorized; 16,539,597 and 13,841,185 shares issued at September 30, 2001 and 2000, respectively	165,396	138,412
Additional paid-in capital	114,593,612	72,498,540
Accumulated deficit	(64,459,763)	(40,195,340)
Accumulated other comprehensive income (loss)	4,211,825	(1,073,503)
Treasury stock, at cost; 44,500 shares at September 30, 2000	—	(249,704)

Total stockholders' equity	54,511,070	31,118,405

Total liabilities and stockholders' equity	$68,776,459	$44,487,239

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2001	2000	1999
Revenue:
Product revenue	$30,779,861	$22,427,428	$9,122,498
Funded research and development and other revenue	10,904,375	8,627,601	6,355,383

Total revenue	41,684,236	31,055,029	15,477,881

Operating costs and expenses:
Cost of product revenue	27,827,909	19,069,192	9,510,941
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	7,445,625	6,847,439	5,828,277
Unfunded research and development expenses	6,228,901	3,453,326	726,187

Total research and development and other revenue expenses	13,674,526	10,300,765	6,554,464
Selling, general and administrative expenses	13,593,197	9,969,580	8,818,706
Write-off of public offering costs	1,420,627	—	—
Amortization of intangibles	1,362,365	1,217,490	371,087

Total operating costs and expenses	57,878,624	40,557,027	25,255,198

Operating loss	(16,194,388)	(9,501,998)	(9,777,317)
Net unrealized loss on warrants to purchase common stock	(1,480,190)	—	—
Other income (loss)	—	9,891	(150,464)
Interest income	688,593	453,631	42,287
Interest expense	(104,994)	(3,176)	(115,692)

Net loss before equity loss from Beacon Power Corporation and cumulative effect of changes in accounting principles	(17,090,979)	(9,041,652)	(10,001,186)
Equity loss from Beacon Power Corporation	(5,065,034)	(899,493)	(4,340,567)

Net loss before cumulative effect of changes in accounting principles	(22,156,013)	(9,941,145)	(14,341,753)
Cumulative effect of changes in accounting principles	(167,612)	—	—

Net loss	(22,323,625)	(9,941,145)	(14,341,753)
Accretion of redeemable convertible preferred stock discount	—	(3,105,888)	(50,904)
Cumulative effect of change in accounting principle	(1,940,798)	—	—

Net loss attributable to common stockholders	$(24,264,423)	$(13,047,033)	$(14,392,657)

Net loss before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(1.51)	$(1.03)	$(1.57)
Cumulative effect of changes in accounting principles per weighted average share, basic and diluted	(0.14)	—	—

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(1.65)	$(1.03)	$(1.57)

Weighted average number of common shares, basic and diluted	14,665,683	12,629,822	9,176,041

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
For the Years Ended September 30, 2001, 2000 and 1999

	Common Shares	Common Stock	Additional Paid-in Capital	Common Shares Held in Escrow	Common Stock Held in Escrow	Amounts Receivable From Exercise of Stock Options	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Treasury Stock	Total Stockholders' Equity	Comprehensive Loss
Balance, September 30, 1998	9,018,549	$90,185	$28,377,718	—	$—	$—	$(15,912,442)	$(10,380)	28,300	$(173,076)	$12,372,005
Net loss	—	—	—	—	—	—	(14,341,753)	—	—	—	(14,341,753)	(14,341,753)
Exercise of stock options	455,600	4,556	3,173,445	—	—	(1,816,667)	—	—	—	—	1,361,334	—
Treasury stock purchased	—	—	—	—	—	—	—	—	16,200	(76,628)	(76,628)	—
Common stock issued in acquisitions	100,000	1,000	567,800	—	—	—	—	—	—	—	568,800	—
Common stock issued in connection with settlement agreement which is held in escrow	42,860	429	189,762	42,860	(190,191)	—	—	—	—	—	—	—
Compensation expense related to stock options and warrants issued to non-employees	—	—	2,208,639	—	—	—	—	—	—	—	2,208,639	—
Valuation adjustment for common stock held in escrow	—	—	238,409	—	(238,409)	—	—	—	—	—	—	—
Warrants issued in connection with the sale of redeemable preferred stock	—	—	2,369,292	—	—	—	—	—	—	—	2,369,292	—
Change in net unrealized losses on marketable securities	—	—	—	—	—	—	—	10,380	—	—	10,380	10,380
Accretion of redeemable convertible preferred stock discount	—	—	(50,904)	—	—	—	—	—	—	—	(50,904)	—

Comprehensive loss												(14,331,373)

Balance, September 30, 1999	9,617,009	$96,170	$37,074,161	42,860	$(428,600)	$(1,816,667)	$(30,254,195)	—	44,500	$(249,704)	$4,421,165
Net loss	—	—	—	—	—	—	(9,941,145)	—	—	—	(9,941,145)	(9,941,145)
Common stock issued in connection with Ling acquisition	770,000	7,700	7,748,656	—	—	—	—	—	—	—	7,756,356	—
Common stock issued in connection with MTI investment	1,030,000	10,300	6,964,926	—	—	—	—	—	—	—	6,975,226	—
MTI warrants received in connection with MTI investment	—	—	3,495,438	—	—	—	—	—	—	—	3,495,438	—
Valuation adjustment for MTI warrants	—	—	—	—	—	—	—	(1,021,725)	—	—	(1,021,725)	(1,021,725)
Common stock issued in connection with NGC asset acquisition	578,761	5,788	5,465,770	—	—	—	—	—	—	—	5,471,558	—
Conversion of redeemable convertible preferred stock into common stock	1,025,641	10,256	7,989,744	—	—	—	—	—	—	—	8,000,000	—
Exercise of common stock options	701,774	7,018	5,496,853	—	—	—	—	—	—	—	5,503,871	—
Exercise of common stock warrants	118,000	1,180	1,111,720	—	—	—	—	—	—	—	1,112,900	—
Payments on amounts receivable from exercise of stock options	—	—	—	—	—	1,816,667	—	—	—	—	1,816,667	—
Valuation adjustment for common stock held in escrow	—	—	257,160	—	(257,160)	—	—	—	—	—	—	—
Common stock released from escrow	—	—	—	(42,860)	685,760	—	—	—	—	—	685,760	—
Accretion of redeemable convertible preferred stock discount	—	—	(3,105,888)	—	—	—	—	—	—	—	(3,105,888)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(51,778)	—	—	(51,778)	(51,778)

Comprehensive loss												(11,014,648)

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
For the Years Ended September 30, 2001, 2000 and 1999

	Common Shares	Common Stock	Additional Paid-in Capital	Common Shares Held in Escrow	Common Stock Held in Escrow	Amounts Receivable From Exercise of Stock Options	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Treasury Stock	Total Stockholders' Equity	Comprehensive Loss
Balance, September 30, 2000	13,841,185	$138,412	$72,498,540	—	—	—	$(40,195,340)	$(1,073,503)	44,500	$(249,704)	$31,118,405
Net loss	—	—	—	—	—	—	(22,323,625)	—	—	—	(22,323,625)	(22,323,625)
Exercise of common stock options	88,484	885	676,192	—	—	—	—	—	—	—	677,077	—
Exercise of common stock warrants, net of issuance costs of $230,580	777,000	7,770	6,321,750	—	—	—	—	—	—	—	6,329,520	—
Termination of contingent put right granted to Class D preferred stockholders of Beacon Power Corporation	—	—	5,831,879	—	—	—	—	—	—	—	5,831,879	—
Net gain on investment in Beacon Power Corporation	—	—	10,779,224	—	—	—	—	—	—	—	10,779,224	—
Distribution of Beacon Power Corporation common stock	—	—	(2,963,240)	—	—	—	—	—	—	—	(2,963,240)	—
Cumulative effect of accounting change for Mechanical Technology Incorporated warrants	—	—	—	—	—	—	—	1,021,725	—	—	1,021,725	—
Reclassification of common stock warrants from equity to liability	—	—	(1,505,421)	—	—	—	—	—	—	—	(1,505,421)	—
Common stock issued in connection with settlement agreement	12,500	125	162,375	—	—	—	—	—	—	—	162,500	—
Retirement of treasury shares	(44,500)	(445)	(249,259)	—	—	—	—	—	(44,500)	249,704	—	—
Sale of common stock, net of offering costs of $671,679	1,464,928	14,649	17,075,924	—	—	—	—	—	—	—	17,090,573	—
Common stock issued in connection with Inverpower Controls Ltd. acquisition	400,000	4,000	3,913,600	—	—	—	—	—	—	—	3,917,600	—
Cumulative effect of accounting change to record beneficial conversion feature of redeemable preferred stock	—	—	1,940,798	—	—	—	(1,940,798)	—	—	—	—	—
Record charge for acceleration of stock option vesting schedule	—	—	111,250	—	—	—	—	—	—	—	111,250	—
Change in unrealized gain on marketable securities	—	—	—	—	—	—	—	26,367	—	—	26,367	26,367
Change in unrealized gain on Beacon Power Corporation common stock	—	—	—	—	—	—	—	4,364,035	—	—	4,364,035	4,364,035
Foreign currency translation adjustment	—	—	—	—	—	—	—	(126,799)	—	—	(126,799)	(126,799)

Comprehensive loss												(18,060,022)

Balance, September 30, 2001	16,539,597	$165,396	$114,593,612	—	—	—	$(64,459,763)	$4,211,825	—	—	$54,511,070

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(22,323,625)	$(9,941,145)	$(14,341,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,514,102	2,038,391	1,013,037
Allowance for unbilled contract costs and fees	—	—	688,510
Allowance for uncollectible accounts	540,975	265,744	334,850
Allowance for excess and obsolete inventory	1,153,564	658,774	870,021
Loss from Beacon Power Corporation	5,065,034	899,493	4,340,567
Net unrealized loss on warrants to purchase common stock	1,480,190	—	—
Loss on sale of marketable securities	—	—	87,535
Write-off of impaired assets	243,504	—	255,544
Compensation expense related to release of stock from escrow and issuance of stock options and warrants to non-employees	150,000	385,760	2,208,639
Common stock issued in connection with settlement agreement	162,500	—	—
Compensation expense related to acceleration of stock option vesting schedule	111,250	—	—
Cumulative effect of changes in accounting principles	167,612	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,307,675)	(3,025,520)	89,858
Unbilled contract costs and fees	290,024	637,372	(954,393)
Prepaid expenses and other assets	(599,238)	144,687	31,455
Inventory	(3,216,367)	(628,472)	(601,120)
Other long-term assets	1,082,145	8,072	517,402
Accounts payable	3,864,325	869,225	72
Accrued expenses and payroll	583,606	641,266	(98,163)
Other current liabilities	(946,507)	1,566,051	(72,763)

Total adjustments	11,339,044	4,460,843	8,711,051

Net cash used in operating activities	(10,984,581)	(5,480,302)	(5,630,702)

Cash flows from investing activities:
Purchases of marketable securities	(9,845,950)	—	—
Sales and maturities of marketable securities	—	—	580,144
Patent and intangible expenditures	—	(78,962)	(102,227)
Purchases of property and equipment	(2,205,917)	(2,463,777)	(220,416)
Acquisitions, net of cash acquired	210,427	(24,054)	(995,876)
Investment in Beacon Power Corporation	—	(333,333)	(696,667)

Net cash used in investing activities	(11,841,440)	(2,900,126)	(1,435,042)

Cash flows from financing activities:
Proceeds from long-term debt	1,459,750	—	—
Repayment of long-term debt	(446,453)	(16,226)	(100,000)
Borrowings under line of credit	—	—	2,657,234
Repayment of borrowings under line of credit	—	—	(2,657,234)
Net proceeds from issuance of redeemable convertible preferred stock	—	—	7,212,500
Net proceeds from issuance of common stock	17,090,573	6,975,226	—
Proceeds from exercise of stock options and payment of amounts receivable from exercise of stock options	677,077	7,320,538	1,361,334
Proceeds from exercise of warrants	6,329,520	1,112,900	—
Purchase of treasury stock	—	—	(76,628)
Deferred equity financing costs	—	(678,980)	—

Net cash provided by financing activities	25,110,467	14,713,458	8,397,206

Effect of foreign currency exchange rates on cash and cash equivalents	(47,305)	(51,778)	—

Net increase in cash and cash equivalents	2,237,141	6,281,252	1,331,462
Cash and cash equivalents at beginning of year	8,814,324	2,533,072	1,201,610

Cash and cash equivalents at end of year	$11,051,465	$8,814,324	$2,533,072

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

    SatCon Technology Corporation (the "Company" or "SatCon") was organized as a Massachusetts corporation in February 1985 and reincorporated in Delaware in 1992. SatCon develops enabling technologies for the emerging digital power marketplace which includes UPS systems, distributed power generation and power quality markets. SatCon also manufactures power and energy management products that convert, store and manage electricity for businesses and consumers that require high-quality, uninterruptible power. SatCon is utilizing its engineering and manufacturing expertise to develop products that serve the digital power marketplace, including UPS systems, power generation and power quality products, industrial automation motors and controls, power electronics and controls, components for fuel cell and microturbine power generation systems, hybrid-electric vehicles and flywheel energy storage systems. SatCon believes the family of products it is developing will be integral components of distributed power generation and power quality systems.

    SatCon has expanded its business and capabilities through the following acquisitions:

  •
  K&D Magmotor Corp.—a manufacturer of custom electric motors, acquired in January 1997.

  •
  Film Microelectronics, Inc. ("FMI")—a manufacturer of hybrid microelectronics, acquired in April 1997.

  •
  Inductive Components, Inc.—a value-added supplier of customized electric motors, acquired in January 1999.

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

    All of these acquisitions were accounted for using the purchase method of accounting. In addition, in November 1999, the Company acquired intellectual property, tooling and other assets from Northrop Grumman Corporation. See Note O.

Basis of Consolidation

    The consolidated financial statements include the accounts of SatCon and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

    The functional currency of the Company's foreign subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders' equity (deficit) is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions are reflected in the loss from operations and were not significant during the fiscal years ended September 30, 2001 and 2000.

Revenue Recognition

    The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product as the products are shipped FOB shipping point except for certain foreign shipments. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. The Company provides for a warranty reserve at the time the product revenue is recognized.

    The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as research and development expense as incurred. As of September 30, 2001 and 2000, the Company has accrued $75,000 and $150,000, respectively, for anticipated contract losses on commercial contracts. For the fiscal years ended September 30, 2001, 2000 and 1999, revenue from commercial contracts, which represents other revenue, is included in funded research and development and other revenue and amounted to $662,614, $763,023 and $767,954, respectively.

    Cost of product revenue includes cost of product revenue including material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in research and development and other revenue expenses. For the fiscal years ended September 30, 2001, 2000 and 1999, costs and expenses from commercial contracts, which represents other revenue expenses, are included in funded research and development and other revenue expenses and amounted to $484,982, $397,527 and $704,347, respectively.

    Deferred revenue consists of payments received from customers in advance of services performed, product shipped or installation completed.

Cash and Cash Equivalents

    Cash and cash equivalents include demand deposits and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value.

Marketable Securities

    The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115. "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, investments are classified as held to maturity, available for sale or trading.

    Management determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale.

    Securities available for sale are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity except for unrealized losses determined to be permanent in nature. Such unrealized losses are included in the determination of net income in the period in which management determines the decline to be permanent. The Company is not actively involved in the purchase and sale of investments classified as trading. At September 30, 2001, the Company had no investments that qualified as trading or held to maturity.

    The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or loss. The cost of securities sold is based on the specific identification method.

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

Property and Equipment

    Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the asset's estimated useful life. The estimated useful lives of property and equipment are as follows:

Estimated Lives
Computer equipment and software	3–5 years
Electronic laboratory and shop equipment	5 years
Mechanical laboratory and shop equipment	10 years
Sales and demonstration equipment	3–10 years
Furniture and fixtures	7–10 years
Leasehold improvements	Lesser of the life of the lease or the useful life of the improvement

    When assets are retired or otherwise disposed of, the cost and related depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in other income.

Long-lived Assets

    The Company periodically evaluates the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the occurrence of a certain event or change in circumstances or at each balance sheet date, the Company evaluates the potential impairment of an asset based on future undiscounted cash flows. In the event that impairment exists, the Company will measure the amount of such impairment based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Factors that management considers in performing this assessment include current operating results, trends and prospects and, in addition, demand, competition and other economic factors. At September 30, 2001, the Company determined that the unamortized non-compete agreement component of identifiable intangible assets from the FMI acquisition of $60,737 was no longer recoverable and, accordingly, has written this asset off and charged amortization expense. At September 30, 2000, the Company determined that there had been no impairment of its long-lived assets, except as disclosed in Notes E and G.

    Intangibles consisted of the following:

		September 30,
	Estimated Lives	2001	2000
Patents	15–20 years	$755,748	$755,748
Identifiable intangible assets from MagMotor acquisition	5 years	44,250	44,250
Goodwill from MagMotor acquisition	7 years	65,198	65,198
Identifiable intangible assets from FMI acquisition	5–10 years	1,250,000	1,750,000
Goodwill from FMI acquisition	15 years	826,218	826,218
Identifiable intangible assets from Inductive/Lighthouse acquisition	5 years	275,000	275,000
Goodwill from Inductive/Lighthouse acquisition	10 years	389,079	389,079
Goodwill from Ling acquisition	7 years	3,754,910	3,754,910
Identifiable intangible assets from NGC acquisition	3–10 years	3,281,423	3,281,423
Identifiable intangible asset from Inverpower acquisition	5 years	253,018	—
Goodwill from Inverpower acquisition	Indefinite	2,623,480	—

		13,518,324	11,141,826
Less: accumulated amortization		2,936,070	2,061,737

		$10,582,254	$9,080,089

    Amortization expense related to intangibles for the fiscal years ended September 30, 2001, 2000 and 1999 was $1,374,333, $1,229,815 and $389,685, respectively.

Treasury Stock

    The Company was authorized to repurchase up to 5% of the Company's outstanding shares of common stock through July 2000. Under the repurchase program, the Company purchased 44,500 shares of the Company's outstanding common stock at a cost of $249,704. During the fiscal year ended September 30, 2001, the Company retired the 44,500 shares purchased under the repurchase program.

Use of Estimates

    The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period reported. Actual results could differ from these estimates.

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

Stock-based Compensation

    SFAS No. 123, "Accounting for Stock-Based Compensation," requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected the disclosure-only alternative under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to non-employees in exchange for services in accordance with Emerging Issues Task Force (EITF) No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," in the consolidated statement of operations.

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

Concentration of Credit Risk

    Financial instruments that subject the Company to concentrations of credit risk principally consist of cash equivalents, marketable securities trade accounts receivable, unbilled contract costs and amounts receivable from exercise of stock options.

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

Comprehensive Income (Loss)

    Comprehensive income (loss) includes net loss, unrealized gains and losses on marketable securities, valuation adjustment for warrants to purchase shares of Mechanical Technology Incorporated's common stock and foreign currency translation adjustments.

Fair Value of Financial Instruments

    The Company's financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock,

accounts payable, debt instruments and contingent obligation to Class D preferred stockholders of Beacon Power Corporation. The estimated fair values of these financial instruments approximate their carrying values at September 30, 2001 and 2000. The estimated fair values have been determined through information obtained from market sources and management estimates.

Accounting for Derivative Instruments

    On October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Upon adoption of SFAS No. 133, the Company recorded an unrealized loss on its investment in derivatives, consisting of warrants to purchase Mechanical Technology Incorporated common stock in its results of operations as a cumulative effect of a change in accounting principle of $1,021,725 to reflect the impact of adopting this accounting standard on October 1, 2000.

    In September 2000, the Emerging Issues Task Force issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, the Company has determined that outstanding warrants as of September 30, 2001 to purchase 100,000 shares of the Company's Common Stock issued to Mechanical Technology Incorporated should be designated as a liability and warrants to purchase 605,050 shares of the Company's Common Stock are designated as an equity instrument. Effective June 30, 2001, all warrants designated as a liability must be recorded as a liability and therefore, the Company reclassified the warrants designated as a liability from equity to liabilities, which had a fair value on the issuance date of $1,505,421, using the Black-Scholes option-pricing model. At September 30, 2001, the outstanding warrants designated as a liability, as a result of the warrant holders having rights that rank higher than those of common stockholders, have been recorded at a fair value of $234,699 through a reduction of $1,270,722 in the fair value included in the results of operations.

Accounting for Beneficial Conversion Feature

    In November 2000, the Emerging Issues Task Force issued EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument. Based upon the guidance provided in EITF 00-27, the Company has determined that the redeemable preferred stock issued in August 1999 and converted into the Company's Common Stock in March 2000 had a beneficial conversion feature of $1,940,798. Under the guidance of EITF 00-27, the Company was required to record the beneficial conversion feature of $1,940,798 as a cumulative effect of a change in accounting principle upon adoption during the fiscal year ended September 30, 2001.

Reclassifications

    Certain prior-year balances have been reclassified to conform to current-year presentations.

Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Accounting for Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." These statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of the fiscal year 2002; however, business combinations completed after June 30, 2001 should apply the new accounting guidelines. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the Statement's criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease. At this time, the Company has not determined the complete impact of SFAS No. 142.

    As of September 30, 2001, the Company has goodwill with a net book value of $6,234,653. The Company has decided to early adopt SFAS No. 142 as of October 1, 2001 and therefore, this goodwill will no longer be amortized. During the fiscal years ended September 30, 2001, 2000 and 1999, the Company recorded $638,864, $609,855 and $93,576, respectively, of amortization expense related to this goodwill.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

B.  MARKETABLE SECURITIES

    At September 30, 2001, marketable securities have been categorized as available for sale, and as a result, are stated at fair value.

    As of September 30, 2001, marketable securities consisted of the following:

Security Category	Contracted Maturities	Amortized Cost Basis	Aggregate Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)
Corporate Debt Securities	May 2004 through October 2004	$9,845,950	$9,872,317	$26,367	—

Total		$9,845,950	$9,872,317	$26,367	—

    The change in net unrealized gains during the fiscal year ended September 30, 2001 was $26,367 and is included in the balance sheet in a separate component of stockholders' equity, net of tax effect. There were no realized gains or losses for the sale of securities classified as available for sale during the fiscal years ended September 30, 2001, 2000 and 1999.

C.  UNBILLED CONTRACT COSTS AND FEES

    Unbilled contract costs and fees represent revenue recognized in excess of amounts billed due to contractual provisions or deferred costs that have not yet been recognized as revenue or billed to the customer. These amounts included retained fee and unliquidated costs totaling $173,685 and $209,832 at September 30, 2001 and 2000, respectively.

D.  INVENTORY

    Inventory includes material, labor and overhead and consisted of the following:

	September 30,
	2001	2000
Raw material	$6,146,102	$3,081,265
Work-in-process	3,297,713	2,932,965
Finished goods	1,969,801	1,987,431

	$11,413,616	$8,001,661

E.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

	September 30,
	2001	2000
Machinery and equipment	$9,506,275	$8,059,916
Furniture and fixtures	475,457	305,777
Computer software	1,094,840	744,308
Leasehold improvements	1,340,463	751,793

	12,417,035	9,861,794
Less: accumulated depreciation and amortization	4,638,131	3,604,318

	$7,778,904	$6,257,476

    Depreciation and amortization expense relating to property and equipment for the fiscal years ended September 30, 2001, 2000 and 1999 was $1,233,273, $808,577 and $633,964, respectively.

    As of September 30, 2001 and 2000, there was $1,810,503 and $19,903 of property under capital leases included in machinery and equipment, respectively. Of these capital leases, $1,459,750 relates to asset purchases made during the fiscal year ended September 30, 2000 for which the Company entered into a sale leaseback transaction during the fiscal year ended September 30, 2001. As of September 30, 2001 and 2000, there was $29,910 of property under capital leases that were included in computer software.

    During the fiscal year ended September 30, 2001, the Company consolidated its FMI manufacturing facilities, and as a result, has written-off the net book value of the leasehold improvements of the vacated premise of $32,767, which has been included in cost of product revenue. During the fiscal year ended September 30, 1999, the Company determined that certain of its machinery and equipment with a net book value totaling $105,544 was impaired based on a significant change in the manner in which the asset was used, and such assets were written-off during the fiscal year ended September 30, 1999. These assets included $86,492 of tooling costs associated with the introduction of brushless motor products at the Company's MagMotor Division that were impaired based on design changes in the product and $19,052 of optics equipment at the Company's Technology Center that were abandoned. These impairment losses have been included in cost of product revenue and unfunded research and development expenses, respectively.

F.  INVESTMENT IN BEACON POWER CORPORATION

    During the fiscal years ended September 30, 1999 and 2000 and substantially all of the fiscal year ended September 30, 2001, the Company accounted for its investment in Beacon Power under the equity method of accounting. During the fiscal years ended September 30, 2001, 2000 and 1999, the Company recorded $5,065,034, $899,493 and $4,340,567, respectively, of losses from Beacon Power, representing the Company's share of losses up to the extent of committed capital.

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

    After the write-up of its investment in Beacon Power, the Company continued to account for its investment in Beacon Power under the equity method of accounting and recorded its share of losses from Beacon Power on a one fiscal quarter trailing basis.

    On September 28, 2001, the Company distributed 5,000,000 shares of Beacon Power common stock to its stockholders. Upon the distribution of the 5,000,000 shares, the Company recorded the distribution of the 5,000,000 shares as a reduction of additional paid-in-capital based on the book value per share prior to the distribution, or $0.59 per share. After the distribution, the Company owned approximately 11.0% of Beacon Power's outstanding voting stock. Additionally, the Company has determined that it does not have the ability to exercise significant influence over the operating and financial policies of Beacon Power and, therefore, now accounts for its investment in Beacon Power using the fair value method as set forth in SFAS No. 115, "Accounting for Certain Debt and Equity Securities." The Company is no longer required to record its share of any losses from Beacon Power and the investment is carried at fair value and designated as available for sale and any unrealized holding gains or losses to be included in stockholders' equity as a component of accumulated other comprehensive income/(loss). As of September 30, 2001, the Beacon Power common stock had a fair value of $7,152,983 and the Company recorded an unrealized gain of $4,364,035 in stockholders' equity as a component of accumulated other comprehensive income/(loss).

    Additionally, the Company has a warrant to purchase 173,704 shares of Beacon Power's common stock that has an exercise price of $1.25 per share and expires in 2005. The Company accounts for this warrant in accordance with SFAS No. 133 and, therefore, records the warrant at its fair value. As of September 30, 2001, the warrant to purchase Beacon Power common stock had a fair value of $201,436 and is included in warrants to purchase common stock on the accompanying balance sheet.

    Beacon Power accounted for $242,460, $470,996 and $72,644 of the Company's total revenue for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. At September 30, 2001 and 2000, the Company had $172,598 and $346,066, respectively, of accounts receivable and unbilled contract costs and fees from Beacon Power.

G.  LONG-TERM DEBT

    Long-term debt consists of the following:

	September 30,
	2001	1999
Capital lease obligations	$1,371,311	$33,871
Less: Current portion	(331,824)	(17,494)

	$1,039,487	$16,377

    At September 30, 2001, maturities of these obligations are as follows:

Fiscal Year
2002	$331,824
2003	266,808
2004	271,090
2005	190,412
2006	311,177

$1,371,311

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

    On April 26, 2000, the escrow agent, as authorized by the Company released the 42,860 shares of the Company's Common Stock that were held in escrow to Mr. Snider. The Company recorded these securities at fair value until they were released from escrow at a market price of $16.00 per share or $685,760. The Company determined that the value of these securities exceeded the net realizable value of the underlying services to be received by $235,760. The Company has charged this excess amount to selling, general and administrative expenses during the fiscal year ended September 30, 2000. The Company is amortizing the realizable asset of $450,000 over the three-year period of service through September 30, 2002. At September 30, 2001, the Company determined that the services provided under the consulting agreement will no longer be requested and has written off the unamortized asset of $150,000 to selling, general and administrative expenses during the fiscal year ended September 30, 2001.

H.  COMMITMENTS AND CONTINGENCIES

Operating Leases

    The Company leases its facilities under various operating leases that expire through October 2005. The Company has also entered into leasing agreements to lease various items of equipment.

    Future minimum annual rentals under lease agreements at September 30, 2001 are as follows:

Fiscal Year
2002	$2,590,607
2003	2,188,052
2004	739,570
2005	501,108
2006	262,367
Thereafter	1,168,000

Total (not reduced by minimum sublease rentals of $401,828)	$7,449,704

    Total rental expense including operating expenses and real estate taxes for operating leases amounted to $2,727,286, $2,157,506 and $1,683,749 for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

    Certain of the facility leases contain escalation clauses, effective October 1, 1998 and rental expense has been recognized on a straight-line basis over the remaining lease term. At September 30, 2001 and 2000, deferred rent expense amounted to $175,700 and $207,739, respectively.

Litigation

    On November 6, 1999, APACE, Inc. ("APACE") an action was commenced against the Company in the Supreme Court of the State of New York claiming that the Company had been awarded a prime contract by the U.S. Department of Energy and that the Company had failed or refused to negotiate a subcontract with APACE, allegedly in breach of a contract between the Company and APACE. APACE sought in excess of $1,000,000 in damages. The Company denied the allegations, moved to stay the action and filed for arbitration with the American Arbitration Association (the "AAA") in Boston, Massachusetts. The AAA decided that the arbitration would go forward in Boston. In the meantime APACE requested that the court permit the action to go forward and for the arbitration to be stayed. On March 21, 2000, the Supreme Court of the State of New York issued an order compelling arbitration and staying APACE's action pending arbitration to be conducted by the AAA in Boston.

    On June 26, 2000, APACE served the Company with an amended answering statement and counterclaim, including additional allegations that the Company had engaged in unfair and deceptive trade practices and that its actions were willful and knowing. Based on these allegations, APACE sought multiple damages, as well as attorneys' fees and expenses. On July 19, 2000, the Company filed an answer to APACE's amended answering statement and counterclaim, denying the allegations and asserting various affirmative defenses.

    An arbitrator was selected and the arbitration was scheduled to go forward in Boston for nine days in February, March and April of 2001. The parties had exchanged some discovery and expected to make a further exchange early in 2001.

    On February 7, 2001, the Company, APACE, Roger M. Slotkin and Jeffrey Waxweiler entered into a settlement agreement with respect to all claims concerning, in connection with or arising from the APACE litigation and arbitration. The settlement agreement also contained mutual releases of the parties relating to all claims. Pursuant to the settlement agreement, the Company paid and delivered to APACE $60,000 and issued 12,500 shares of the Company's Common Stock, valued at $13.00 per share or $162,500, to APACE. The Company was not obligated to register these shares under the Securities Act of 1933, as amended. The AAA was notified that the arbitration proceeding would be dismissed without any recovery by any party, and APACE's counsel filed a voluntary Stipulation of Dismissal With Prejudice in the Supreme Court for the State of New York on March 9, 2001.

    From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business. The Company is not aware of any current or pending litigation to which the Company is or may be a party that the Company believes could materially adversely affect the Company's results of operations or financial condition.

I. EMPLOYEE BENEFIT PLAN

    The Company offers a 401(k) Employee Benefit Plan (the "Plan"). Under the Plan, any regular employee, as defined by the Plan, who has completed six months of service and has attained the age of 21 years is eligible to participate. Under the terms of the Plan, an employee may defer up to 15% of his or her compensation through contributions to the Plan. During 1999, the Company extended the Plan to its wholly-owned subsidiaries. The Company made matching contributions to the Plan of $398,281, $366,264 and $218,729 during the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

J.  INCOME TAXES

    The provision for income taxes consists of the following:

	For the Years Ended September 30,
	2001	2000	1999
Current payable:
Federal	—	$(14,699)	—
State	—	—	—
Foreign	—	14,699	—

	—	—	—

Deferred tax expense/(benefit):
Federal	$(4,748,257)	$(2,962,183)	$(3,888,031)
Foreign	(250,953)	—	—
State	(1,465,988)	(890,122)	(1,167,905)
Change in valuation allowance	6,465,198	3,852,305	5,055,936

	—	—	—

	—	—	—

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 2001 and 2000, the components of the net deferred tax assets/(liabilities) are as follows:

	2001	2000
Federal net operating loss	$15,695,932	$13,385,851
State net operating loss, net of federal benefit	2,865,093	1,912,496
Credits	572,646	421,035
Depreciation	(613,991)	(227,657)
Loss from Beacon Power Corporation	410,235	4,932,397
Net unrealized gains (losses) on securities available for sale	(1,837,412)	—
Other	1,369,897	834,326
Valuation allowance	(18,462,400)	(21,258,448)

Net deferred income taxes	—	—

    The Company has placed a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that it will not be able to utilize its deferred tax asset.

J.  INCOME TAXES

    The provision for income taxes differs from the federal statutory rate due to the following:

	For the Years Ended September 30,
	2001	2000	1999
Tax at statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(4.3)	(6.2)	(6.2)
Other	9.3	1.6	(0.7)
Change in valuation allowance	29.0	38.6	40.9

Effective tax rate	—%	—%	—%

    At September 30, 2001, the Company had net operating loss carry-forwards of approximately $46,000,000 and $38,000,000 for federal and state income tax purposes, respectively. The federal net operating losses expire beginning September 30, 2008 through 2021. The state net operating losses will expire beginning September 30, 2001 through 2006. The use of these losses may be limited due to ownership change limitations under Section 382 of the Internal Revenue Code.

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

    In addition, the Company received a warrant to purchase 108,000 shares of MTI's common stock on October 21, 1999 and a warrant to purchase 192,000 shares of MTI's common stock on January 31, 2000 at exercise prices of $12.56 per share, as adjusted to reflect a 3:1 stock split in April 2000, and expiration dates four years from the date of issuance. The Company has valued the warrant received on October 21, 1999 and January 31, 2000 at $568,553 and $2,926,885, respectively, using the Black-Scholes option-pricing model, and has recorded the warrants as an asset and additional paid in capital. In accordance with EITF No. 96-11, "Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by FASB Statement No. 115," options that are entered into to purchase securities that will be accounted for under SFAS No. 115 should, at inception, be designated as held-to-maturity, available-for-sale, or trading and accounted for in a manner consistent with the accounting prescribed by SFAS No. 115 for that category of securities. The Company has designated that the securities to be purchased under the warrant agreement will be available-for-sale securities and, therefore, the Company has marked to market the fair value of the warrants at each reporting period date and has recorded any unrealized gains and losses as a component of accumulated other comprehensive loss included in stockholders' equity. At September 30, 2000, the warrants have an unrealized loss of $1,021,725, which is included in accumulated other comprehensive loss included in stockholders' equity.

    On October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Upon adoption of SFAS No. 133, the Company recorded the $1,024,725 unrealized loss on its investment in warrants to purchase MTI's common stock in its results of operations as a cumulative effect of a change in accounting principle to reflect the impact of adopting this accounting standard on October 1, 2000. As of September 30, 2001, the warrants to purchase MTI's common stock have a fair value of $375,479, using the Black-Scholes option-pricing model. During the fiscal year ended September 30, 2001, the Company recorded a unrealized loss in its statement of operations on the warrants to purchase MTI's common stock of $2,098,234.

Stock Options

    Under the Company's 1992, 1994, 1996, 1998, 1999 and 2000 Stock Option Plans (collectively, the "Plans"), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase up to 4,250,000 shares of the Company's Common Stock. At September 30, 2001, 3,716,752 of the 4,250,000 stock options available for grant under the Plans have been granted.

    The Plans are subject to the following provisions:

    The aggregate fair market value (determined as of the date the option is granted) of the Company's Common Stock that any employee may purchase in any calendar year pursuant to the exercise of qualified options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of a qualified option to him or her, more than 10% of the total combined voting power of all classes of stock of the Company shall be eligible to receive any qualified options under the Plans unless the option price is at least 110% of the fair market value of the Company's Common Stock subject to the option, determined on the date of grant. Non-qualified options are not subject to this limitation.

    Qualified options are issued only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees of the Company. Options granted under the Plans may not be granted with an exercise price less than 100% of fair value of the Company's Common Stock, as determined by the Board of Directors on the grant date.

    Options under the Plans must be granted within 10 years from the effective date of the Plan. Qualified options granted under the Plans cannot be exercised more than 10 years from the date of grant, except that qualified options issued to 10% or greater stockholders are limited to five-year terms. All options granted under the Plans provide for the payment of the Company's exercise price in cash, or by delivery to the Company of shares of the Company's Common Stock already owned by the optionee having fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Generally, the options vest and become exercisable ratably over a four-year period.

    The Plans contain antidilutive provisions authorizing appropriate adjustments in certain circumstances. Shares of the Company's Common Stock subject to options that expire without being exercised or that are canceled as a result of the cessation of employment are available for further grants.

    A summary of the status of the Company's stock options as of September 30, 2001, 2000 and 1999 and changes for the fiscal years then ended are presented below.

	2001		2000		1999
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Outstanding at beginning of year	1,877,105	$11.89	1,851,227	$8.06	820,910	$9.58
Granted	1,172,600	10.93	820,050	16.62	1,604,000	7.03
Exercised	(88,484)	7.65	(701,774)	7.84	(455,600)	6.98
Canceled	(248,148)	12.15	(92,398)	7.83	(118,083)	8.84

Outstanding at end of year	2,713,073	$11.59	1,877,105	$11.89	1,851,227	$8.06

Options exercisable at year-end	897,580	$11.13	463,764	$9.26	840,560	$8.57

    The following table summarizes information about stock options outstanding as of September 30, 2001.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00–$6.38	248,391	7.12	$5.70	160,010	$5.70
$8.05–$10.50	1,169,731	8.33	8.90	332,231	8.77
$10.56–$13.38	686,851	8.32	12.01	210,876	11.53
$13.81–$20.63	554,600	8.49	17.52	171,088	17.56
$27.06–$31.25	53,500	8.83	30.79	23,375	31.18

	2,713,073	8.26	$11.59	897,580	$11.13

    At September 30, 2001, an additional 533,248 shares were available under the Plans for future grants.

    During 1999, the Company granted fully vested and immediately exercisable options to purchase 755,000 shares of the Company's Common Stock to consultants at exercise prices ranging from $5.75 to $10.00 per share, of which 300,000 stock options were granted outside of the Plans. The Company has recorded the fair value of the options, as determined by the Black-Scholes option pricing model, of $2,152,277, to selling, general and administrative expenses during the fiscal year ended September 30, 1999. As of September 30, 1999, options to purchase 450,000 shares at an exercise price of $7.00 per share were exercised. As of September 30, 1999, the Company received $1,333,333 of cash on these exercises and the remaining amount due from the stockholders is classified within stockholders' equity as amounts receivable from exercise of stock options. As of September 30, 2001, options to purchase 750,000 shares at exercise prices ranging from $5.75 to $10.00 per share have been exercised. As of September 30, 2001, the Company has received full payment on these exercises.

    During 2000, the Company granted 216,000 non-qualified stock options to employees at an exercise price of $17.56 per share outside of the Board approved Plans, which are included in the above table.

Warrants

    On June 5, 1998, the Company issued to certain individuals, in settlement of a claim asserted against the Company, Common Stock Purchase Warrants to purchase up to 68,795 shares of the Company's Common Stock, as amended, at an exercise price of $11.43 per share. The value of these warrants was not material to the financial statements. These warrants expired on November 11, 1999, unexercised.

    On November 11, 1998, the Company issued common stock warrants to purchase up to 67,125 shares of the Company's Common Stock at an exercise price of $11.43 per share. The Company has recorded the fair value of these warrants, as determined by the Black-Scholes option-pricing model, of $56,362, to selling, general and administrative expenses during the fiscal year ended September 30, 1999. These warrants expired on November 11, 1999 unexercised.

    On August 25, 1999, in connection with the $8 million private placement of 8,000 shares of the Company's Series A Convertible Preferred Stock, $0.01 par value per share, with Brown Simpson Strategic Growth Funds (see Note L), the Company issued common stock warrants to purchase up to 120,000 and 675,000 shares of the Company's Common Stock at an exercise price of $7.80 and $8.54, respectively. These warrants expire on August 25, 2003. The Company has valued these warrants at $2,369,292, using the Black-Scholes option-pricing model. At September 30, 2000, 18,000 shares of the Company's Common Stock had been purchased at an exercise price of $7.80 per share. On May 25, 2001, the Company issued 675,000 shares of its Common Stock in connection with the exercise of the warrant to purchase 675,000 shares of the Company's Common Stock at an exercise price of $8.54 per share. The aggregate gross proceeds to the Company as a result of the warrant exercised was $5,764,500. H.C. Wainwright & Co., Inc. received a commission of $230,580 upon the exercise of these warrants. In connection with the warrant exercise, the Company issued a new warrant to purchase 438,750 shares of the Company's Common Stock at an exercise price of $16.70 per share. The new warrant has a term of three years. The Company has valued this new warrant at $4,942,508 using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. At September 30, 2001, none of these warrants were exercised. On June 1, 2001, the Company issued 102,000 shares of its Common Stock in connection with the exercise of a warrant to purchase the Company's Common Stock at an exercise price of $7.80 per share. The aggregate gross proceeds to the Company as a result of the warrants exercised was $795,600. In connection with the warrant exercises, the Company issued new warrants to purchase 66,300 shares of the Company's Common Stock at an exercise price of $16.70 per share. The new warrants have a term of three years. The Company has valued these new warrants at $707,036 using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. At September 30, 2001, none of these warrants were exercised.

    On October 21, 1999, in connection with an investment by MTI, the Company issued a warrant to purchase up to 36,000 shares of the Company's Common Stock at an exercise price of $8.80 per share. This warrant expires on October 21, 2003. On January 31, 2000, in connection with a second closing of this investment, the Company issued an additional warrant to purchase up to 64,000 shares of the Company's Common Stock at an exercise price of $8.80 per share. This warrant expires on January 31, 2004. The Company valued the warrants issued to MTI on October 12, 1999 and January 31, 2000 at $231,912 and $1,273,509, respectively, using the Black-Scholes option-pricing model. At September 30, 2001, none of these warrants had been exercised. At September 30, 2001, the Company has valued these warrants at $234,699 and has designated the warrants as a liability in accordance with EITF 00-19, as a result of the warrant holders having rights that rank higher than those of common stockholders. (See Note A)

    On November 16, 1999, in connection with the acquisition of certain intellectual property, equipment and other assets from Northrop Grumman Corporation, the Company issued a warrant to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $9.725 per share. The Company has valued this warrant at $631,000 using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. As of September 30, 2001, all of this warrant had been exercised.

    On February 4, 2000, the Company issued to Northrop Grumman Corporation an additional warrant to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $9.725 per share. This warrant is exercisable upon the occurrence of certain defined events. As of September 30, 2000, this warrant is not yet exercisable. This warrant expires on December 31, 2006. As of September 30, 2000, the fair value of this warrant, using the Black-Scholes option-pricing model, was $936,485, which will be added to the purchase price of the assets acquired from Northrop Grumman Corporation when it becomes exerciseable. These warrants are designated as an equity instrument in accordance with EITF 00-19.

Stock-based Compensation

    During 2001, the Company accelerated the vesting schedule of a stock option award in connection with an employee termination and recorded a charge of $111,250 to selling, general and administrative expenses, based on the intrinsic value of the stock options.

    Had compensation cost for the Company's stock-based compensation been determined based on fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss and loss per share for the fiscal years ended September 30, 2000, 1999 and 1998 would have been increased to the pro forma amounts indicated below:

	2001		2000		1999
	Net Loss Attributable To Common Stockholders	Loss Per Common Share	Net Loss Attributable To Common Stockholders	Loss Per Common Share	Net Loss Attributable To Common Stockholders	Loss Per Common Share
As reported	$(24,264,423)	$(1.65)	$(13,047,033)	$(1.03)	$(14,392,657)	$(1.57)
Pro forma	$(29,257,543)	$(1.99)	$(17,092,280)	$(1.35)	$(15,597,109)	$(1.70)

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

    The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life of seven years, expected volatility ranging from 96.6% to 125.0%, no dividends, and risk-free interest rate ranging from 4.50% to 5.87% for the fiscal year ended September 30, 2001; an expected life of seven years, expected volatility ranging from 80.1% to 112.3%, no dividends, and risk-free interest rate of 6.17% for the fiscal year ended September 30, 2000; and an expected life of seven years, expected volatility of 80.0%, no dividends, and risk-free interest rate of 6.08% for the fiscal year ended September 30, 1999. The weighted average price of the fair value of options granted for the fiscal years ended September 30, 2001, 2000 and 1999 are $9.64, $14.05 and $5.21, respectively.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." This interpretation clarifies the application of APB Opinion No. 25, including (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000, and the effects of applying the Interpretation are recognized on a prospective basis. The adoption of this Interpretation did not have a material impact on the Company's financial condition or results of operations.

Common Stock Offering

    On October 30, 2000, the Company filed for a public offering of its Common Stock. In connection with this offering, the Company incurred $1,325,606 of equity financing costs as of March 31, 2001. On April 25, 2001, the Company announced that it would not proceed with this public offering and the Company filed an amendment to the registration statement it initially filed, converting the filing to a shelf registration statement. Accordingly, the Company has expensed the $1,325,606 costs incurred associated with the initial registration statement. On June 1, 2001, the Company completed its shelf registration statement and incurred an additional $95,021 in expenses in connection with the shelf registration statement and has expensed these costs as incurred during the three months ended June 30, 2001.

    On June 6, 2001, the Company issued 1,464,928 shares of its Common Stock at a price of $12.125 per share for gross proceeds of $17,762,252. The Company incurred issuance costs of $671,679 related to this transaction.

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

    On August 25, 1999, the Company completed an $8 million private placement of 8,000 shares of its Series A Redeemable Convertible Preferred Stock, $0.01 par value per share (the "Series A Preferred Stock"), with Brown Simpson Strategic Growth Funds ("Brown Simpson"). The Series A Preferred Stock was convertible into 1,025,641 shares of the Company's Common Stock, $0.01 par value per share (the "Common Stock").

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

    The Company valued the Series A Preferred Stock at issuance to be $4,843,208 based on the relative fair market values of the financial instruments issued in connection with this placement and net of offering costs. The Company was accreting the carrying value of the preferred stock to its redemption value of $8,000,000 at August 25, 2003, using the effective interest method.

    On March 7, 2000, the preferred stockholders elected to convert all 8,000 shares of the Series A Preferred Stock into 1,025,641 shares of the Company's Common Stock, which resulted in the accretion of an additional $3,105,888 of the discount on the redeemable preferred stock during the fiscal year ended September 30, 2000.

    In November 2000, the Emerging Issues Task Force issued EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument. Based upon the guidance provided in EITF 00-27, the Company has determined that the redeemable preferred stock issued in August 1999 and converted into the Company's Common Stock in March 2000 had a beneficial conversion feature of $1,940,798. Under the guidance of EITF 00-27, the Company is required to record the beneficial conversion feature of $1,940,798 as a cumulative effect of a change in accounting principle upon adoption during the fiscal year ended September 30, 2001.

M. SIGNIFICANT CUSTOMERS

    Significant customers, defined as those customers that account for 10% or more of total net revenue in a fiscal year or 10% or more of accounts receivable and unbilled contract costs and fees at the end of a fiscal year, were as follows:

	Percentage of Total Revenue Year Ended September 30,			Percentage of Accounts Receivable and Unbilled Contract Costs and Fees at September 30,
Customer
	2001	2000	1999	2001	2000
U.S. government:
U.S. Department of Defense	*	*	20.6%	*	10.3%
U.S. Department of Energy	*	11.5%	*	*	*
Applied Materials	*	10.6%	*	*	22.3%

*
Less than 10%

N.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-Cash Investing and Financing Activities

	Year Ended September 30,
	2001	2000	1999
Accretion of redeemable convertible preferred stock discount	$1,940,798	$3,105,888	$50,904
Acquisition of equipment under capital leases	$324,143	—	$49,813
Contingent obligation to Class D preferred stockholders of Beacon Power Corporation	$(5,793,879)	$484,764	$5,309,115
Conversion of redeemable convertible preferred stock to common stock	—	$8,000,000	—
Common stock held in escrow issued in connection with settlement agreement	—	—	$190,191
Valuation adjustment for common stock held in escrow	—	$257,160	$238,409
Warrants issued in connection with MTI investment	—	$1,505,421	—
MTI warrant received in connection with MTI investment	—	$3,495,438	—
Valuation adjustment for warrants to purchase common stock	$(1,896,798)	$(1,021,725)	—
Net gain on investment in Beacon Power Corporation	$10,779,224	—	—
Contingent obligation to common stock warrant holders	$234,699	—	—
Retirement of treasury shares	$(249,704)	—	—
Distribution of Beacon Power Corporation common stock	$(2,963,240)	—	—
Change in unrealized gain on marketable securities	$26,367	—	$10,380

    Net cash paid for the acquisitions of Inductive Components Inc., Lighthouse Software, Inc., HyComp, Inc., Ling Electronics, Inc., certain intellectual property, equipment and other assets from Northrop Grumman Corporation and Inverpower Controls Ltd. was as follows:

	Year Ended September 30,
	2001	2000	1999
Fair value of assets acquired	$3,126,638	$11,200,265	$1,742,812
Cost in excess of net assets of companies acquired, net	2,695,992	3,754,910	389,079
Liabilities assumed, including transaction costs	(1,805,030)	(2,476,383)	(567,215)
Fair value of common stock issued	(3,917,600)	(12,408,792)	(568,800)

Cash paid	$100,000	$70,000	$995,876
Less: Cash acquired	(310,427)	(45,946)	—

Net cash (received) paid for the acquisitions	$(210,427)	$24,054	$995,876

Interest and Income Taxes Paid

    Cash paid for interest and income taxes was as follows:

	For the Years Ended September 30,
	2001	2000	1999
Interest	$104,994	$3,176	$115,692
Income taxes	—	—	—

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

Inventory	$50,000
Property and equipment	100,597
Intangibles	275,000
Goodwill	389,079

$814,676

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

Accounts receivable	$38,556
Inventory	318,359
Deposits	19,800
Property and equipment	940,500

$1,317,215

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

Cash and cash equivalents	$45,946
Accounts receivable	1,937,023
Inventory	3,127,991
Prepaid expenses and other assets	260,239
Property and equipment	250,000
Goodwill	3,754,910
Accounts payable	(641,687)
Accrued payroll and payroll related expenses	(334,129)
Deferred revenues	(13,500)
Other accrued expenses	(560,437)

$7,826,356

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

	Year Ended September 30,
	2000	1999
	(unaudited)
Revenue	$31,194,618	$23,849,881
Operating loss	$(9,822,203)	$(11,316,689)
Net loss	$(10,260,029)	$(15,881,125)
Net loss attributable to common stockholders	$(13,365,917)	$(15,932,029)
Net loss per share, basic and diluted	$(1.06)	$(1.60)

Northrop Grumman Corporation

    On November 16, 1999, the Company purchased certain intellectual property, equipment and other assets from Northrop Grumman Corporation ("NGC"). These assets were used by NGC in connection with its power electronics product business. The Company is amortizing the purchase price allocated to completed technology on a straight-line basis over a 10-year period. The Company is depreciating the purchase price allocated to property and equipment on a straight-line basis over a 10-year period. The Company also entered into (i) a sublease with NGC pursuant to which it agreed to a five-year sublease for approximately 14,863 square feet of rentable space in the Baltimore, Maryland area and (ii) a three-year Transition Services Agreement providing the Company access to certain test facilities and personnel of NGC on a fee basis. In consideration for these foregoing assets and agreements, NGC received 578,761 shares of the Company's Common Stock valued at $8.3438 per share or $4,829,066. In addition, the Company issued to NGC a warrant to purchase an additional 100,000 shares of the Company's Common Stock at an exercise price of $9.725 per share. The Company has recorded the fair value of this warrant, as determined by the Black-Scholes option pricing model, of approximately $631,000 and approximately $119,000 of legal, accounting, consultation and filing fees as a cost of this transaction. On February 4, 2000, the Company issued to NGC an additional warrant to purchase 100,000 shares of the Company's Common Stock at an exercise price of $9.725 per share. This warrant is exercisable upon the occurrence of certain defined events, none of which had occurred as of September 30, 2000. The purchase price of the asset purchase has been allocated as follows:

Inventory		$1,206,000
Property and equipment		1,091,643
Intangibles:
Completed technology	$3,142,882
Transition services agreement	101,542
Favorable lease	36,999

Total intangibles		3,281,423

		$5,579,066

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

    For the fiscal year ended September 30, 2001 and 2000, the Company recognized $239,532 and $413,991, respectively, of revenue, primarily related to funded research and development arrangements,

from NGC. At September 30, 2001 and 2000, the Company had $64,437 and $62,492, respectively, of accounts receivable and unbilled contract costs and fees from NGC.

Inverpower Controls Ltd.

    On July 13, 2001, the Company acquired substantially all of the assets and assumed certain certain liabilities of Inverpower Controls Ltd., a corporation based in Burlington, Ontario, Canada ("Inverpower"). Inverpower is a manufacturer of power electronics modules and advanced high-speed digital controls for use in industrial power-supply, power conversion and power quality systems. The acquired assets, including plant, equipment and other physical property, were used by Inverpower in connection with its power electronics and controls business.

    In consideration for the acquisition of Inverpower, SatCon paid $100,000 in cash and issued 400,000 shares of its Common Stock, $0.01 par value per share.

    The aggregate purchase price of $4,351,160 consists of $100,000 of cash, Common Stock valued at $3,917,600 and transaction costs of $333,560 and has been allocated as follows:

Current assets	$2,425,865
Fixed assets and other long term assets	440,773
Developed technology	260,000
Goodwill	2,695,992
Liabilities assumed	(1,471,470)

Total	$4,351,160

    The unaudited pro forma information combines (1) the historical statement of operations of SatCon for the fiscal year ended September 30, 2001 and the historical statement of operations of Inverpower for the period August 1, 2000 to July 13, 2001 and (2) the historical statement of operations of SatCon for the fiscal year ended September 30, 2000 and the historical statement of operations of Inverpower for the fiscal year ended July 31, 2000. All financial information for Inverpower is presented in U.S. dollars and is presented in accordance with accounting principles generally accepted in the United States.

	Year Ended September 30, 2001 (Unaudited)
	SatCon Historical	Inverpower Historical	Pro Forma Adjustments		Pro Forma Combined
Revenue:
Product revenue	$30,779,861	$3,824,000	$—		$34,603,861
Funded research and development and other revenue	10,904,375	—	—		10,904,375

Total revenue	41,684,236	3,824,000	—		45,508,236

Operating costs and expenses:
Cost of product revenue	27,827,909	4,215,000	—		32,042,909
Research and development and other revenue expenses:
Funded research and development revenue	7,445,625	—	—		7,445,625
Unfunded research and development expenses	6,228,901	1,412,000	—		7,640,901

Total research and development and other revenue expenses	13,674,526	1,412,000	—		15,086,526
Selling, general and administrative expenses	13,593,197	1,642,000	—		15,235,197
Write-off of public offering costs	1,420,627	—	—		1,420,627
Amortization of intangibles	1,362,365	134,000	(84,000	)(1)	1,412,365

Total operating expenses	57,878,624	7,403,000	(84,000)		65,197,624

Operating loss	(16,194,388)	(3,579,000)	84,000		(19,698,388)
Other income/(losses), net	(1,480,190)	(81,000)	—		(1,561,190)
Interest income	688,593	28,000	—		716,593
Interest expense	(104,994)	(1,035,000)	—		(1,139,994)

Net loss before equity loss from Beacon Power Corporation and cumulative effect of changes in accounting principles	(17,090,979)	(4,667,000)	84,000		(21,673,979)
Equity loss from Beacon Power Corporation	(5,065,034)	—	—		(5,065,034)

Net loss before cumulative effect of changes in accounting principles	(22,156,013)	(4,667,000)	84,000		(26,739,013)
Cumulative effect of changes in accounting principles	(167,612)	—			(167,612)

Net loss	$(22,323,625)	$(4,667,000)	84,000		$(26,906,625)

Cumulative effect of change in accounting principle	(1,940,798)	—	—		(1,940,798)

Net loss attributable to common stockholders	$(24,264,423)	$(4,667,000)	$84,000		$(28,847,423)

Net loss before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(1.51)				$(1.78)
Cumulative effect of changes in accounting principles per weighted average share, basic and diluted	(0.14)				(0.14)

Net loss per weighted average share, basic and diluted	$(1.65)				$(1.92)

Weighted average number of common shares, basic and diluted	14,665,683		316,667		14,982,350

	Year Ended September 30, 2000 (Unaudited)
	SatCon Historical	Inverpower Historical	Pro Forma Adjustments	Pro Forma Combined
Revenue:
Product revenue	$22,427,428	$7,870,000		$30,297,428
Funded research and development and other revenue	8,627,601	—		8,627,601

Total revenue	31,055,029	7,870,000	—	38,925,029

Operating costs and expenses:
Cost of product revenue	19,069,192	9,367.000		28,436,192
Research and development and other revenue expenses:
Funded research and development expense	6,847,439	—		6,847,439
Unfunded research and development and other revenue expenses	3,453,326	909,000		4,362,326

Total research and development and other revenue expenses	10,300,765	909,000	—	11,209,765
Selling, general and administrative expenses	9,969,580	2,500,000		12,469,580
Amortization of intangibles	1,217,490	43,000	9,000 (1)	1,269,490

Total operating costs and expenses	40,557,027	12,819,000	9,000	53,385,027

Operating loss	(9,501,998)	(4,949,000)	(9,000)	(14,459,998)
Other income, net	9,891	1,390,000		1,399,891
Interest income	453,631	39,000		492,631
Interest expense	(3,176)	(856,000)		(859,176)

Net loss before equity loss fron Beacon Power Corporation	(9,041,652)	(4,376,000)	(9,000)	(13,426,652)
Equity loss from Beacon Power Corporation	(899,493)	—		(899,493)

Net loss	(9,941,145)	(4,376,000)	(9,000)	(14,326,145)
Accretion of redeemable convertible preferred stock discount	(3,105,888)	—		(3,105,888)

Net loss attributable to common stockholders	$(13,047,033)	$(4,376,000)	$(9,000)	$(17,432,033)

Net loss per weighted average share, basic and diluted	$(1.03)			$(1.34)

Weighted average number of common shares, basic and diluted	12,629,822		400,000 (2)	13,029,822

    The following is a summary of adjustments reflected in the unaudited pro forma combined consolidated statements of operations for the fiscal years ended September 30, 2001 and 2000:

(1)
Represents amortization of developed technology associated with the acquisition of Inverpower, which is being amortized on a straight-line basis over a 5-year period, or $50,000 for the period August 1, 2000 to July 13, 2001 and $52,000 for the fiscal years ended September 30, 2001 and 2000, net of the elimination of amortization expense related to certain assets not assumed in the acquisition. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not being amortized.

(2)
Pro forma loss per share has been computed using the weighted average shares of common stock outstanding adjusted for the issuance of 400,000 shares in connection with the acquisition.

P.  LOSS PER SHARE

    The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	For the Years Ended September 30,
	2001	2000	1999
Net loss attributable to common shareholders before cumulative effect of changes in accounting principles	$(22,156,013)	$(13,047,033)	$(14,392,657)
Cumulative effect of changes in accounting principles	(2,108,410)	—	—

Net loss attributable to common shareholders	$(24,264,423)	$(13,047,033)	$(14,392,657)

Basic and diluted:
Common shares outstanding, beginning of year	13,796,685	9,529,649	8,990,249
Weighted average common shares issued during the year	868,998	3,100,173	200,017
Weighted average shares repurchased during the year	—	—	(14,225)

Weighted average shares outstanding—basic and diluted	14,665,683	12,629,822	9,176,041

Net loss attributable to common shareholders before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(1.51)	$(1.03)	$(1.57)
Cumulative effect of changes in accounting principles per weighted average share, basic and diluted	(0.14)	—	—

Net loss attributable to common shareholders per weighted average share, basic and diluted	$(1.65)	$(1.03)	$(1.57)

    For the fiscal years ended September 30, 2000 and 1999, 44,500 and 28,300 common shares, respectively, were excluded from common shares outstanding as they were held in treasury. For the fiscal year ended September 30, 1999, 42,860 common shares were excluded from common shares outstanding as they were held in escrow.

    At September 30, 2001, 2000 and 1999, options and warrants to purchase 3,418,123, 2,854,105 and 2,782,147 shares of common stock, respectively, were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive.

Q.  SEGMENT DISCLOSURES

    The Company's organizational structure is based on strategic business units that perform services and offer various products to the principal markets in which the Company's products are sold. These business units equate to three reportable segments: Applied Technology, Power Systems and Semiconductor Products.

    The Company's Technology Center and its Electronic Power Products operation in Maryland perform research and development services in collaboration with third parties. The MagMotor Division, Ling Electronics and Advanced Fuel Cell Power products operations specialize in the engineering and manufacturing of power systems. Film Microelectronics, Inc designs and manufactures semiconductor products. The Company's principal operations and markets are located in the United States.

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

    The following is a summary of the Company's operations by operating segment:

	Year Ended September 30,
	2001	2000	1999
Applied Technology:
Product revenue	—	$31,486	—
Funded research and development and other revenue	$10,904,375	8,627,601	$6,355,383

Total revenue	$10,904,375	$8,659,087	$6,355,383

Loss from operations, net of amortization of intangibles	$(4,632,917)	$(3,838,907)	$(6,577,012)

Power Systems:
Product revenue	$20,163,556	$14,098,546	$2,816,413

Loss from operations, net of amortization of intangibles	$(7,656,522)	$(1,559,792)	$(755,272)

Semiconductor Products:
Product revenue	$10,616,305	$8,297,396	$6,306,085

Loss from operations, net of amortization of intangibles	$(2,542,584)	$(2,885,809)	$(2,073,946)

Consolidated:
Product revenue	$30,779,861	$22,427,428	$9,122,498
Funded research and development and other revenue	10,904,375	8,627,601	6,355,383

Total revenue	$41,684,236	$31,055,029	$15,477,881

Loss from operations, net of amortization of intangibles	$(14,832,023)	$(8,284,508)	$(9,406,230)
Amortization of intangibles	(1,362,365)	(1,217,490)	(371,087)

Operating loss	$(16,194,388)	(9,501,998)	(9,777,317)
Other income (loss)	(1,480,190)	9,891	(150,464)
Interest income	688,593	453,631	42,287
Interest expense	(104,994)	(3,176)	(115,692)

Net loss before equity loss from Beacon Power Corporation and cumulative effect of changes in accounting principles	$(17,070,979)	$(9,041,652)	$(10,001,186)

    The following is a summary of the Company's total segment assets by operating segment:

	September 30,
	2001	2000
Applied Technology:
Segment assets	$29,223,705	$18,464,754
Power Systems:
Segment assets	21,835,106	13,783,418
Semiconductor Products:
Segment assets	9,987,749	9,765,354

Consolidated:
Segment assets	61,046,560	42,013,526
Investment in Beacon Power Corporation	7,152,984	—
Warrants to purchase common stock	576,915	2,473,713

Total assets	$68,776,459	$44,487,239

    The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Year Ended September 30,
	2001	2000	1999
Revenue by geographic region:
United States	$35,613,129	$27,701,844	$14,627,000
Rest of world	6,071,107	3,353,185	850,981

Total revenue	$41,684,236	$31,055,029	$15,477,981

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE

To the Board of Directors of SatCon Technology Corporation:

    We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of SatCon Technology Corporation and its subsidiaries, included in this Form 10-K, and have issued our report thereon dated December 4, 2001. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the financial statement schedule index is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                      /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
December 4, 2001

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions charged to costs and expenses	Additions from Acquisitions	Deductions and Adjustments	Balance at end of period
Year Ended September 30, 1999:
Allowance for uncollectible accounts	$51,836	$345,433	—	$(10,583)	$386,686
Allowance for unbilled contract costs	$57,611	$688,510	—	—	$746,121
Deferred tax valuation allowance	$6,801,567	$4,788,539	—	—	$11,590,106
Allowance for excess and obsolete inventory	$208,776	$870,021	—	—	$1,078,797
Reserve for product warranty expense	—	$36,000	—	—	$36,000
Accrued costs for consolidation of facilities.	$100,000	—	—	—	$100,000
Year Ended September 30, 2000:
Allowance for uncollectible accounts	$386,686	$265,742	—	$(332,208)	$320,220
Allowance for unbilled contract costs	$746,121	—	—	$(746,121)	—
Deferred tax valuation allowance	$11,590,106	$9,668,342	—	—	$21,258,448
Allowance for excess and obsolete inventory	$1,078,797	$658,774	—	$(543,621)	$1,193,950
Reserve for product warranty expense	$36,000	$264,096	$195,384	$(30,365)	$465,115
Accrued costs for consolidation of facilities	$100,000	—	—	—	$100,000
Year Ended September 30, 2001:
Allowance for uncollectible accounts	$320,220	$540,977	—	$(85,491)	$775,706
Deferred tax valuation allowance	$21,258,448	5,355,184	—	$(8,151,232)	$18,462,400
Allowance for excess and obsolete inventory	$1,193,950	$1,153,564	—	$(297,625)	$2,049,889
Reserve for product warranty expense	$465,115	$38,436	$722,483	$(275,038)	$950,996
Accrued costs for consolidation of facilities	$100,000	$175,000	—	$(100,000)	$175,000

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information with respect to directors required under this item is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" in our proxy statement for our 2002 Annual Meeting of Stockholders to be held on March 13, 2002. Information relating to certain filings on Forms 3, 4 and 5 is contained in our 2002 proxy statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. EXECUTIVE COMPENSATION

    The information required under this item is incorporated herein by reference to the section entitled "Compensation of Executive Officers" in our 2002 proxy statement.

    The sections entitled "Compensation Committee Report on Executive Compensation" and "Comparative Stock Performance Graph" in our 2002 proxy statement are not incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required under this item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our 2002 proxy statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required under this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Party Transactions" in our 2002 proxy statement.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

1.
Consolidated Financial Statements of SatCon Technology Corporation and its Subsidiaries:

  Consolidated Balance Sheets as of September 30, 2001 and 2000

  Consolidated Statements of Operations for the Years Ended September 30, 2001, 2000 and 1999

  Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss for the Years Ended September 30, 2001, 2000 and 1999

  Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999

  Notes to Consolidated Financial Statements

2.
Financial Statement Schedule of SatCon Technology Corporation and its Subsidiaries:

  Schedule II: Valuation and Qualifying Accounts for the Years Ended September 30, 2001, 2000 and 1999

  All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the consolidated financial statements or notes thereto.

3.
Exhibits:

  The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

(b)
Reports on Form 8-K:

    On July 17, 2001, we filed a Current Report on Form 8-K, dated July 13, 2001, under Items 2 and 7 in connection with our acquisition of substantially all of the assets of Inverpower Controls Ltd., a corporation based in Burlington, Ontario, Canada.

    On August 10, 2001, we filed Amendment No. 1 to Current Report on Form 8-K, dated July 13, 2001, under Item 7 with financial statements in connection with our acquisition of substantially all of the assets of Inverpower Controls Ltd.

    On September 13, 2001, we filed a Current Report on Form 8-K, dated September 11, 2001, under Items 5 and 7 in connection with our then proposed contingent, pro rata distribution to our stockholders of 5,000,000 shares of common stock of Beacon Power Corporation.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on December 20, 2001.

SATCON TECHNOLOGY CORPORATION
By:	/s/ DAVID B. EISENHAURE David B. Eisenhaure President, Chief Executive Officer and Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ DAVID B. EISENHAURE David B. Eisenhaure	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	December 20, 2001
/s/ SEAN F. MORAN Sean F. Moran	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	December 20, 2001
/s/ JOHN J. MCCABE John J. McCabe	Controller and Chief Accounting Officer (Principal Accounting Officer)	December 20, 2001
/s/ MICHAEL C. TURMELLE Michael C. Turmelle	Director, Vice President and Chief Operating Officer	December 20, 2001
/s/ JAMES L. KIRTLEY, JR. James L. Kirtley, Jr.	Director, Vice President and Chief Scientist	December 20, 2001
/s/ MARSHALL J. ARMSTRONG Marshall J. Armstrong	Director	December 20, 2001
/s/ ALAN P. GOLDBERG Alan P. Goldberg	Director	December 20, 2001
/s/ THOMAS A. HURKMANS Thomas A. Hurkmans	Director	December 20, 2001
/s/ GERALD L. WILSON Gerald L. Wilson	Director	December 20, 2001

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended and Restated Asset Purchase Agreement among SatCon Film Microelectronics, Inc., Film Microelectronics Inc., and Albert R. Snider, dated as of April 3, 1997, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated April 16, 1997.
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
2.4
Asset Purchase Agreement by and among Inverpower Controls Ltd., the Registrant and SatCon Power Systems Canada Ltd., dated June 25, 2001, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 13, 2001.
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

4.1		Specimen Certificate of Common Stock, $.01 par value, is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).
10.1	(*)
Employment Agreement, dated July 1, 1992, between the Registrant and David B. Eisenhaure is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).
10.2	(*)
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
10.4	(*)	1992 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).
10.5	(*)	1994 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1994.
10.6	(*)	1996 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
10.7	(*)	1998 Stock Incentive Plan is incorporated herein by reference to Exhibit B to the Registrant's Definitive Schedule 14A filed January 26, 1999.
10.8	(*)	1999 Stock Incentive Plan is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1999.
10.9	(*)	2000 Stock Incentive Plan is incorporated herein by reference to Exhibit C to the Registrant's Preliminary Schedule 14A filed March 19, 2001.
10.10
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
10.11	(†)
Manufacturing Agreement between Applied Materials, Inc. and its wholly-owned subsidiaries and the Registrant, dated as of February 20, 1997, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
10.12
Securities Purchase Agreement, dated as of May 28, 1997, by and among the Registrant, Beacon Power Corporation and DQE Enterprises, Inc. is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated May 28, 1997.
10.13
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
10.17
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
10.20
Asset Purchase Agreement, dated as of January 4, 1999, among K&D MagMotor Corp., the Registrant, Inductive Components, Inc., Lighthouse Software, Inc. and Thomas Glynn is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated January 4, 1999.
10.21
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
10.24
License and Technical Assistance Agreement, dated as of June 7, 1999, by and between Delco Remy America, Inc. and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended March 31, 1999.
10.25
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
10.28
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
10.33
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
10.37
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

10.39
Demand Promissory Note, dated February 25, 2000, made in favor of the Registrant by Beacon Power Corporation in the amount of $300,000, together with First Amendment to Demand Promissory Note, dated March 16, 2000, is incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
10.40
Consulting Agreement, dated July 19, 2000, between the Registrant and Marshall J. Armstrong is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
10.41	Agreement between the Department of Energy and the Registrant is incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000.
10.42
Master Lease Agreement, dated as of August 31, 2000, by and between General Electric Corporation and the Registrant is incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2000.
10.43
Cooperation Agreement by and between the Registrant and Beacon Power Corporation, dated April 25, 2001, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001.
10.44	Warrant, dated May 25, 2001, issued to Brown Simpson Partners I, Ltd. is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated May 25, 2001.
10.45
Amendment No. 1 to Registration Rights Agreement, dated as of May 25, 2001, among the Registrant and the parties whose names appear on Schedule I thereto is incorporated herein by reference to the Registrant's Current Report on Form 8-K dated May 25, 2001.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Arthur Andersen LLP.
99	Risk Factors.

(*)
Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K for the year ended September 30, 2001.

(†)
Confidential treatment has been granted with respect to certain portions of this Exhibit.

QuickLinks

PART I
PART II
TABLE OF CONTENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
SATCON TECHNOLOGY CORPORATION CONSOLIDATED BALANCE SHEETS
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
SATCON TECHNOLOGY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
PART III
PART IV
SIGNATURES
EXHIBIT INDEX