Form 10-Q
period 2001-12-29
SATCON TECHNOLOGY CORP
filed 2002-02-14
CIK 889423

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2001

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

Common Stock, $0.01 Par Value,
16,539,597 shares outstanding as of February 8, 2002.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 29, 2001	September 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,215,429	$$11,051,465
Marketable securities	9,808,718	9,872,317
Accounts receivable, net of allowance of $926,515 at December 29, 2001 and $775,706 at September 30, 2001	7,944,020	8,636,740
Unbilled contract costs and fees	499,891	578,098
Inventory	13,148,851	11,413,616
Prepaid expenses and other current assets	735,469	913,860

Total current assets	35,352,378	42,466,096
Investment in Beacon Power Corporation	5,270,619	7,152,984
Warrants to purchase common stock	284,777	576,915
Property and equipment, net	9,004,086	7,778,904
Goodwill, net	6,196,392	6,234,653
Intangibles, net	4,205,024	4,347,601
Other long-term assets	222,306	219,306

Total assets	$60,535,582	$68,776,459

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$268,959	$331,824
Accounts payable	6,776,852	7,419,898
Accrued payroll and payroll related expenses	1,084,621	1,437,665
Other accrued expenses	2,015,797	2,271,502
Deferred revenue	1,985,292	1,381,040

Total current liabilities	12,131,521	12,841,929
Long-term debt, net of current portion	975,471	1,039,487
Other long-term liabilities	129,189	149,274
Contingent obligation to common stock warrant holders	—	234,699
Stockholders' equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.01 par value, 50,000,000 shares authorized; 16,539,597 shares issued and outstanding at December 29, 2001 and September 30, 2001	165,396	165,396
Additional paid-in capital	114,786,060	114,593,612
Accumulated deficit	(69,856,497)	(64,459,763)
Accumulated other comprehensive income	2,204,442	4,211,825

Total stockholders' equity	47,299,401	54,511,070

Total liabilities and stockholders' equity	$60,535,582	$68,776,459

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	December 29, 2001	December 31, 2000
Revenue:
Product revenue	$6,123,627	$7,422,668
Funded research and development and other revenue	2,216,533	2,071,212

Total revenue	8,340,160	9,493,880

Operating costs and expenses:
Cost of product revenue	5,936,845	6,098,271
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	1,716,563	1,439,546
Unfunded research and development expenses	1,973,224	1,238,694

Total research and development and other revenue expenses	3,689,787	2,678,240
Selling, general and administrative expenses	3,862,162	2,743,754
Amortization of intangibles	148,664	322,734

Total operating costs and expenses	13,637,458	11,842,999

Operating loss	(5,297,298)	(2,349,119)
Net unrealized loss on warrants to purchase common stock	(249,887)	(205,620)
Interest income	185,976	114,033
Interest expense	(35,525)	(603)

Net loss before loss from Beacon Power Corporation and cumulative effect of change in accounting principle	(5,396,734)	(2,441,309)
Loss from Beacon Power Corporation	—	(548,797)

Net loss before cumulative effect of change in accounting principle	(5,396,734)	(2,990,106)
Cumulative effect of change in accounting principle	—	(1,021,725)

Net loss	$(5,396,734)	$(4,011,831)

Net loss before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(0.33)	$(0.22)
Cumulative effect of changes in accounting principles per weighted average share, basic and diluted	—	(0.07)

Net loss per weighted average share, basic and diluted	$(0.33)	$(0.29)

Weighted average number of common shares, basic and diluted	16,539,597	13,827,518

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the three months ended December 29, 2001

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity	Comprehensive Loss
Balance, September 30, 2001	16,539,597	$165,396	$114,593,612	$(64,459,763)	$4,211,825	$54,511,070
Net loss	—	—	—	(5,396,734)	—	(5,396,734)	$(5,396,734)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(63,599)	(63,599)	(63,599)
Change in unrealized gain (loss) on Beacon Power Corporation common stock	—	—	—	—	(1,882,365)	(1,882,365)	(1,882,365)
Reclassification of common stock warrants from liability to equity	—	—	192,448	—	—	192,448
Foreign currency translation adjustment	—	—	—	—	(61,419)	(61,419)	(61,419)

Comprehensive loss							$(7,404,117)

Balance, December 29, 2001	16,539,597	$165,396	$114,786,060	$(69,856,497)	$2,204,442	$47,299,401

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 29, 2001	December 31, 2000
Cash flows from operating activities:
Net loss	$(5,396,734)	$(4,011,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	527,461	553,694
Allowance for doubtful accounts	150,809	107,792
Allowance for excess and obsolete inventory	323,086	381,929
Loss from Beacon Power Corporation	—	548,797
Net unrealized loss on warrants to purchase common stock	292,138	1,227,345
Change in contingent obligation to common stock warrant holders	(42,251)	—
Amortization of prepaid consulting expense	—	37,500
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	541,911	649,709
Unbilled contract costs and fees	78,207	208,606
Prepaid expenses and other current assets	178,391	51,186
Inventory	(2,058,321)	(989,498)
Other long-term assets	(3,000)	39,440
Accounts payable	(643,046)	368,471
Accrued expenses and payroll	(608,749)	(355,960)
Other liabilities	584,167	441,336

Total adjustments	(679,197)	3,270,347

Net cash used in operating activities	(6,075,931)	(741,484)

Cash flows from investing activities:
Patent and intangible expenditures	—	(19,199)
Purchases of property and equipment	(1,601,731)	(673,759)

Net cash used in investing activities	(1,601,731)	(692,958)

Cash flows from financing activities:
Proceeds from long-term debt		1,459,750
Repayment of long-term debt	(126,881)	(64,251)
Proceeds from exercise of stock options	—	383,077
Deferred equity financing costs	—	(312,723)

Net cash provided by financing activities	(126,881)	1,465,853

Effect of foreign currency exchange rates on cash and cash equivalents	(31,493)	1,328

Net increase in cash and cash equivalents	(7,836,036)	32,739
Cash and cash equivalents at beginning of period	11,051,465	8,814,324

Cash and cash equivalents at end of period	$3,215,429	$8,847,063

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-Cash Investing and Financing Activities:
Contingent obligation to Class D preferred stockholders of Beacon Power Corporation	$—	$(5,793,879)
Valuation adjustment for warrants to purchase common stock	$(292,138)	$205,620
Net gain on investment in Beacon Power Corporation	$—	$10,779,224
Contingent obligation to common stock warrant holders	$(42,251)	$1,220,275
Change in unrealized gain (loss) on marketable securities	$(63,599)	$—
Change in unrealized gain on Beacon Power Corporation common stock	$(1,882,365)	$—

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A. Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its majority-owned subsidiaries (collectively, the "Company") as of December 29, 2001 and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001. Operating results for the three months ended December 29, 2001 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Change in Reporting Period

        In fiscal year 2002, the Company has changed the reporting periods for operational purposes for the first three quarters of its fiscal year to the 13-week periods ending on the last Saturday of the last month of each quarter. As a result, the Company's first quarter of fiscal year 2002 ended on December 29, 2001. The Company believes that due to this fact there is no material difference between the 2002 and 2001 reporting period for the first quarter and that the results of both periods are comparable.

Note B. Significant Accounting Policies

Accounting for Derivative Instruments

        On October 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Upon adoption of SFAS No. 133, the Company recorded an unrealized loss on its investments in derivatives, consisting of warrants to purchase Mechanical Technology Incorporated common stock in its results of operations as a cumulative effect of a change in accounting principle of $1,021,725.

        In September 2000, the Emerging Issues Task Force issued EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, the Company had determined that the outstanding warrants to purchase 100,000 shares of the Company's Common Stock issued to Mechanical Technology Incorporated be designated as a liability, as a result of the warrant holders having rights that rank higher than those of common stockholders. Effective December 28, 2001, the Company amended these warrants, removing the provisions providing the warrant holders with rights that rank higher than those of common stockholders. As a result of the amendment, these warrants meet the criteria of equity instruments in accordance with EITF 00-19 and therefore, the Company reclassified the value of these warrants to equity from liabilities.

Accounting for Goodwill and Other Intangible Assets

        Effective October 1, 2001, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement affects the Company's treatment of goodwill and other intangible assets. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the Statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease.

        The Company has until March 30, 2002 to complete the first step of the transitional goodwill impairment test. However, the amounts used in the transitional goodwill impairment test shall be measured as of the beginning of the year of initial application. If the carrying amount of the net assets of a reporting unit (including goodwill) exceeds the fair value of that reporting unit, the second step of the transitional goodwill impairment test will be completed by the Company as soon as possible, but no later than the end of fiscal year 2002.

        An impairment loss recognized as a result of a transitional goodwill impairment test, if any, shall be recognized by the Company as the effect of a change in accounting principle. Although a transitional impairment loss for goodwill may be measured by the Company in other than the first interim reporting period of fiscal year 2002, the Company is required to report the loss, if any, in the first interim period of fiscal year 2002, irrespective of the period in which it is measured, consistent with paragraph 10 of SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Accordingly, if the Company determines that as a result of adopting SFAS No. 142, it has incurred a transitional impairment loss relating to its goodwill, the Company will restate its reported fiscal year 2002 interim periods to effect the change in accounting.

        The Company recorded expense related to the amortization of goodwill of $0 and $160,937, during the three months ended December 29, 2001 and December 31, 2000, respectively. The Company has determined that all of its intangible assets have finite lives and therefore, the Company has continued to amortize its intangible assets. The Company recorded expense related to the amortization of its intangible assets of $148,664 and $162,347 during the three months ended December 29, 2001 and December 31, 2000, respectively.

        Goodwill by reporting segment consists of the following:

Reporting Unit	Balance as of December 29, 2001
Applied Technology	$123,714
Power Systems	5,492,030
Semiconductor	580,648

$6,196,392

        Intangible assets consist of the following:

			As of December 29, 2001
Reporting Unit	Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization
Applied Technology	Patents	15-20	$755,748	$(76,251)
Applied Technology	Completed Technology	10	3,142,882	(667,892)
Applied Technology	Favorable Lease	5	36,999	(15,725)
Applied Technology	Transition Service Agreement	3	101,542	(71,926)
Power Systems	Customer List	5	125,000	(75,000)
Power Systems	Drawings and Documentation	5	194,250	(133,525)
Power Systems	Completed Technology	5	260,000	(32,537)
Semiconductor	Customer List	10	250,000	(117,708)
Semiconductor	Drawings and Documentation	10	300,000	(141,250)
Semiconductor	Design and Manufacturing Cert.	10	700,000	(329,583)

			$5,866,421	$(1,661,397)

        The estimated remaining amortization expense for each of the five succeeding fiscal years:

Year Ended September 30,
2002	$646,385
2003	$609,506
2004	$554,938
2005	$542,213
2006	$530,746

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

Revenue Recognition

        The Company recognizes revenue from product sales in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. The Company provides for a warranty reserve at the time the product revenue is recognized.

        The Company performs funded research and development and product development for commercial companies and government agencies under cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, the Company receives periodic progress payments or payment upon reaching interim milestones and retains the rights to the intellectual property developed in government contracts. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of December 29, 2001 and September 30, 2001, the Company has accrued $75,000 for anticipated contract losses on commercial contracts. For the three months ended December 29, 2001 and December 31, 2000, revenue from commercial contracts, which represents other revenue, is included in funded research and development and other revenue and amounted to $20,976 and $134,349, respectively.

        Cost of product revenue includes cost of product revenue including material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in funded research and development and other revenue expenses. For the three months ended December 29, 2001 and December 31, 2000, costs and expenses from commercial contracts, which represents other revenue expenses, are included in funded research and development and other revenue expenses and amounted to $54,697 and $37,642, respectively.

        Deferred revenue consists of payments received from customers in advance of services performed, product shipped or installation completed.

        Unbilled contract costs and fees represent revenue recognized in excess of amounts billed due to contractual provisions or deferred costs that have not yet been recognized as revenue or billed to the customer. These amounts included retained fee and unliquidated costs totaling $61,452 and $173,685 at December 29, 2001 and September 30, 2001, respectively.

Reclassifications

        Certain prior period balances have been reclassified to conform to current period presentations.

Note C. Significant Events

Investment in Beacon Power Corporation

        During substantially all of the fiscal year ended September 30, 2001, the Company accounted for its investment in Beacon Power Corporation under the equity method of accounting and recorded $5,065,034 of losses from Beacon Power. On September 28, 2001, the Company distributed 5,000,000 shares of Beacon Power common stock to its stockholders. Upon the distribution of the 5,000,000 shares, the Company recorded the distribution of the 5,000,000 shares as a reduction of additional paid-in-capital based on the book value per share prior to the distribution, or $0.59 per share. After the distribution, the Company owned approximately 11.0% of Beacon Power's outstanding voting stock. Additionally, the Company has determined that it does not have the ability to exercise significant influence over the operating and financial policies of Beacon Power and, therefore, has accounted for its investment in Beacon Power since September 28, 2001 using the fair value method as set forth in SFAS No. 115, Accounting for Certain Debt and Equity Securities. The Company is no longer required to record its share of any losses from Beacon Power and the investment is carried at fair value and designated as available for sale and any unrealized holding gains or losses are to be included in stockholders' equity as a component of accumulated other comprehensive income/(loss). As of December 29, 2001, the Beacon Power common stock had a fair value of $5,270,619 and the Company recorded an unrealized loss of $1,882,365 in stockholders' equity as a component of accumulated other comprehensive income/(loss) during the three months ended December 29, 2001.

        Additionally, the Company has a warrant to purchase 173,704 shares of Beacon Power's common stock that has an exercise price of $1.25 per share and expires in 2005. The Company accounts for this warrant in accordance with SFAS No. 133 and, therefore, records the warrant at its fair value and records any change in value in its statement of operations. As of December 29, 2001, the warrant to purchase Beacon Power common stock had a fair value of $154,383 and is included in warrants to purchase common stock on the accompanying balance sheet.

Note D. Loss per Share

        The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss before cumulative effect of change in accounting principle, the cumulative effect of change in accounting principle and net loss:

	Three Months Ended
	December 29, 2001	December 31, 2000
Net loss before cumulative effect of change in accounting principle	$(5,396,734)	$(2,990,106)
Cumulative effect of change in accounting principle	—	(1,021,725)

Net loss	$(5,396,734)	$(4,011,831)

Basic and diluted:
Common shares outstanding, beginning of period	16,539,597	13,796,685
Weighted average common shares issued during the period	—	30,833

Weighted average shares outstanding—basic and diluted	16,539,597	13,827,518

Net loss before cumulative effect of change in accounting principle per weighted average share, basic and diluted	$(0.33)	$(0.22)
Cumulative effect of change in accounting principle per weighted average share, basic and diluted	—	(0.07)

Net loss per weighted average share, basic and diluted	$(0.33)	$(0.29)

        For the three months and nine months ended December 31, 2000, 44,500 common shares were excluded from common shares outstanding as they were held in treasury.

        As of December 29, 2001 and December 31, 2000, 3,421,173 and 2,890,605 common stock equivalents, respectively, were excluded from the diluted weighted average common shares outstanding as their effect on net loss per share would be antidilutive.

        In December 2001, the Company granted options to purchase 15,000 shares of the Company's Common Stock to a public relations agency at an exercise price of $6.00 per share. This option vests equally in twelve monthly installments beginning in December 2001. The Company will record the fair value of these options as a charge to operations over the vesting term. Currently the options have a nominal value.

Note E. Inventory

        Inventory consists of the following:

	December 29, 2001	September 30, 2001
Raw material	$7,231,805	$6,146,102
Work-in-process	4,349,698	3,297,713
Finished goods	1,567,348	1,969,801

	$13,148,851	$11,413,616

Note F. Segment Disclosures

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

        The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations before income taxes, interest income, interest expense, other income and loss, loss from Beacon Power Corporation, unrealized loss on warrants to purchase common stock and cumulative effect of change in accounting principle, excluding the effects of the amortization of intangible assets associated with acquisitions. Common costs not directly attributable to a particular segment are allocated among segments based on management's estimates.

        The following is a summary of the Company's operations by operating segment:

	Three Months Ended
	December 29, 2001	December 31, 2000
Applied Technology:
Funded research and development and other revenue	$2,216,533	$2,071,212

Loss from operations, net of amortization of intangibles	$(1,446,412)	$(703,268)

Power Systems:
Product revenue	$3,694,457	$4,907,153

Loss from operations, net of amortization of intangibles	$(3,284,238)	$(704,872)

Semiconductor Products:
Product revenue	$2,429,170	$2,515,515

Loss from operations, net of amortization of intangibles	$(417,984)	$(618,245)

Consolidated:
Product revenue	$6,123,627	$7,422,668
Funded research and development and other revenue	2,216,533	2,071,212

Total revenue	$8,340,160	$9,493,880

Loss from operations, net of amortization of intangibles	$(5,148,634)	$(2,026,385)
Amortization of intangibles	(148,664)	(322,734)

Operating loss	(5,297,298)	(2,349,119)
Net unrealized loss on warrants to purchase common stock	(249,887)	(205,620)
Interest income	185,976	114,033
Interest expense	(35,525)	(603)

Net loss before loss from Beacon Power Corporation and cumulative effect of change in accounting principle	$(5,396,734)	$(2,441,309)

        The following is a summary of the Company's total assets by operating segment:

	December 29, 2001	September 30, 2001
Applied Technology:
Segment assets	$21,038,772	$29,223,705
Power Systems:
Segment assets	23,617,910	21,835,106
Semiconductor Products:
Segment assets	10,323,504	9,987,749

Consolidated:
Segment assets	54,980,186	61,046,560
Investment in Beacon Power Corporation	5,270,619	7,152,984
Warrants to purchase common stock	284,777	576,915

Total assets	$60,535,582	$68,776,459

        The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended
	December 29, 2001	December 31, 2000
Revenue by geographic region:
United States	$7,338,719	$8,415,508
Rest of world	1,001,441	1,078,372

Total revenue	$8,340,160	$9,493,880

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

Unaudited Pro Forma Combined Consolidated Financial Statements

        On July 13, 2001, the Company acquired substantially all of the assets and assumed certain liabilities of Inverpower Controls Ltd., a corporation based in Burlington, Ontario, Canada ("Inverpower"). Inverpower is a manufacturer of power electronics modules and advanced high-speed digital controls for use in industrial power-supply, power conversion and power quality systems. The acquired assets, including plant, equipment and other physical property, were used by Inverpower in connection with its power electronics and controls business.

        In consideration for the acquisition of Inverpower, SatCon paid $100,000 in cash and issued 400,000 shares of its common stock, $0.01 par value per share (the "Common Stock").

        The aggregate purchase price of $4,351,160 consists of $100,000 of cash, Common Stock valued at $3,917,600 and transaction costs of $333,560 and has been allocated as follows:

Current assets	$2,425,865
Fixed assets and other long term assets	440,773
Developed technology	260,000
Goodwill	2,695,992
Liabilities assumed	(1,471,470)

Total	$4,351,160

        The unaudited pro forma information combines the historical statement of operations of SatCon for the three months ended December 31, 2000 and the historical statement of operations of Inverpower for the three months ended October 29, 2000. All financial information for Inverpower is presented in U.S. dollars and is presented in accordance with accounting principles generally accepted in the United States.

        The following unaudited pro forma combined consolidated statement of operations for the three months ended December 31, 2000 assumes the acquisition was consummated on October 1, 2000.

	Three Months Ended December 31, 2000
	SatCon Historical	Inverpower Historical	Pro Forma Adjustments		Pro Forma Combined
Revenue:
Product revenue	$7,422,668	$1,118,000			$8,540,668
Funded research and development and other revenue	2,071,212	—			2,071,212

Total revenue	9,493,880	1,118,000	$—		10,611,880

Operating costs and expenses:
Cost of product revenue	6,098,271	1,000,000			7,098,271
Research and development and other revenue expenses:
Funded research and development revenue	1,439,546	—			1,439,546
Unfunded research and development expenses	1,238,694	373,000			1,611,694
Total research and development and other revenue expenses	2,678,240	373,000	—		3,051,240

Selling, general and administrative expenses	2,743,754	482,000			3,225,754
Amortization of intangibles	322,734	65,000	(52,000	)(1)	335,734

Total operating expenses	11,842,999	1,920,000	(52,000)		13,710,999

Operating loss	(2,349,119)	(802,000)	52,000		(3,099,119)
Net unrealized gain/(loss) on warrants to purchase common stock	(205,620)	—			(205,620)
Interest income	114,033	—			114,033
Interest expense	(603)	(175,000)			(175,603)

Net loss before loss from Beacon Power Corporation and cumulative effect of change in accounting principle	(2,441,309)	(977,000)	52,000		(3,366,309)
Loss from Beacon Power Corporation	(548,797)	—			(548,797)

Net loss before cumulative effect of change in accounting principle	(2,990,106)	(977,000)	52,000		(3,915,106)
Cumulative effect of change in accounting principle	(1,021,725)	—			(1,021,725)

Net loss	$(4,011,831)	$(977,000)	$52,000		$(4,936,831)

Net loss before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(0.22)				$(0.28)
Cumulative effect of changes in accounting principles per weighted average share, basic and diluted	(0.07)				(0.07)

Net loss per weighted average share, basic and diluted	$(0.29)				$(0.35)

Weighted average number of common shares, basic and diluted	13,827,518		400,000	(2)	14,227,518

        The following is a summary of adjustments reflected in the unaudited pro forma combined consolidated statements of operations for the three months ended December 31, 2000:

(1)
Represents amortization of developed technology associated with the acquisition of Inverpower, which is being amortized on a straight-line basis over a 5-year period, or $13,000 for the three months ended December 31, 2000, net of the elimination of amortization expense related to certain assets not assumed in the acquisition. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized.

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

Overview

        SatCon develops enabling technologies for the emerging digital power marketplace which includes UPS systems, distributed power generation and power quality products. SatCon manufactures power and energy management products that convert, store and manage electricity for businesses and consumers that require high-quality, uninterruptible power. SatCon is utilizing its engineering and manufacturing expertise to develop products that serve the digital power marketplace, including UPS systems, power generation and power quality products, industrial automation motors and controls, power electronics and controls, components for fuel cell and microturbine power generation systems, hybrid-electric vehicles and flywheel energy storage systems. SatCon believes the family of products it is developing will be integral components of distributed power generation and power quality systems.

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

        During substantially all of the fiscal year ended September 30, 2001, the Company accounted for its investment in Beacon Power Corporation under the equity method of accounting and recorded $5,065,034 of losses from Beacon Power. On September 28, 2001, the Company distributed 5,000,000 shares of Beacon Power common stock to its stockholders. Upon the distribution of the 5,000,000 shares, the Company recorded the distribution of the 5,000,000 shares as a reduction of additional paid-in-capital based on the book value per share prior to the distribution, or $0.59 per share. After the distribution, the Company owned approximately 11.0% of Beacon Power's outstanding voting stock. Additionally, the Company has determined that it does not have the ability to exercise significant influence over the operating and financial policies of Beacon Power and, therefore, now accounts for its investment in Beacon Power using the fair value method as set forth in Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Debt and Equity Securities. The Company is no longer required to record its share of any losses from Beacon Power and the investment is carried at fair value and designated as available for sale and any unrealized holding gains or losses to be included in stockholders' equity as a component of accumulated other comprehensive income/(loss). As of December 29, 2001, the shares of Beacon Power common stock held by the Company had a fair value of $5,270,619 and the Company recorded an unrealized loss of $1,882,365 in stockholders' equity as a component of accumulated other comprehensive income/(loss) during the three months ended December 29, 2001. Additionally, the Company has a warrant to purchase 173,704 shares of Beacon Power's common stock that has an exercise price of $1.25 per share and expires in 2005. The Company accounts for this warrant in accordance with SFAS No. 133 and, therefore, records the warrant at its fair value and records any changes in value in its statement of operations. As of December 29, 2001, the warrant to purchase Beacon Power common stock had a fair value of $154,383 and is included in warrants to purchase common stock on the accompanying balance sheet.

        The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. The Company provides for a warranty reserve at the time the product revenue is recognized.

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

        The Company has incurred significant costs to develop its technology and products. These costs have exceeded total revenue. As a result, the Company has incurred net losses in each of the past five fiscal years and for the three months ended December 29, 2001. As of December 29, 2001, the Company had an accumulated deficit of $69.9 million. The Company intends to increase its capital expenditures and operating expenses to expand its manufacturing capabilities and for general corporate purposes, including product development activities, sales and marketing and administrative activities. Because the Company expects to continue to invest in its business ahead of anticipated future revenue, the Company expects to incur operating losses for at least the next two years.

Results of Operations

        In fiscal year 2002, the Company has changed the reporting periods for operational purposes for the first three quarters of its fiscal year to the 13-week periods ending on the last Saturday of the last month of each quarter. As a result, the Company's first quarter of fiscal year 2002 ended on December 29, 2001. The Company believes that due to this fact there is no material difference between the 2002 and 2001 reporting period for the first quarter and that the results of both periods are comparable.

  Three Months Ended December 29, 2001 Compared to December 31, 2000

        Product Revenue.    Product revenue decreased by $1.3 million, or 17%, from $7.4 million to $6.1 million. The decrease was attributable to $1.2 million of decreased revenue from Power Systems, of which magnetic levitation products and high-performance motors accounted for $1.4 million and Ling Electronics accounted for $945,000 offset by an increase in power products of $1.1 million, primarily as a result of the acquisition of Inverpower. $86,000 of decreased revenue was attributable to Semiconductor Products.

        Funded research and development and other revenue.    Funded research and development and other revenue increased by $145,000, or 7%, from $2.1 million to $2.2 million. This increase was primarily attributable to $847,000 in funded research and development revenue from a program to develop high power converter assemblies for the U.S. Navy's next generation of modern "all-electric" ships offset by a reduction of $750,000 in funded research and development revenue from a Department of Energy program to develop low-cost power conversion modules for electric and hybrid-electric vehicles. For the three months ended December 29, 2001 and December 31, 2000, revenue from commercial contracts, which represents other revenue, is included in funded research and development and other revenue and amounted to $21,000 and $134,000, respectively.

        Cost of product revenue.    Cost of product revenue decreased by $161,000, or 3%, from $6.1 million to $5.9 million. The decrease was primarily attributable to the decrease in product revenue offset by an increase in overhead costs associated with the scale up of manufacturing capacity. Gross margin from product revenue as a percentage of product revenue decreased from 18% to 3%.

        Funded research and development and other revenue expenses.    Funded research and development and other revenue expenses increased by $277,000, or 19%, from $1.4 million to $1.7 million. The increase was primarily attributable to $740,000 in funded research and development expenses from a program to develop high power converter assemblies for the U.S. Navy's next generation of modern "all-electric" ships offset by a reduction of $472,000 in funded research and development expenses from a Department of Energy program to develop low-cost power conversion modules for electric and hybrid-electric vehicles. For the three months ended December 29, 2001 and December 31, 2000, costs and expenses from commercial contracts, which represents other revenue expenses, are included in funded research and development and other revenue and amounted to $55,000 and $38,000, respectively.

        Unfunded research and development expenses.    Unfunded research and development expenses increased by $735,000, or 59%, from $1.2 million to $2.0 million. The increase is due to increased focus on internally funded research and development projects including the power inverter for an on-site power generation system and the Company's 250 kilowatt and 2.0 megawatt UPS and power quality systems.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased by $1.1 million, or 41%, from $2.7 million to $3.9 million. The increase was primarily due to the inclusion of Inverpower for the three months ended December 29, 2001. For the three months ended

December 29, 2001, the Company provided a $151,000 reserve for doubtful accounts as compared to $108,000 for the three months ended December 31, 2000.

        Amortization of intangibles.    Amortization of intangibles decreased by $187,000, or 58%, from $322,000 to $149,000. The decrease is the result of the adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, and no longer being required to amortize goodwill and intangible assets with indeterminable lives. During the three months ended December 31, 2000, amortization of goodwill amounted to $161,000.

        Net unrealized loss on warrants to purchase common stock.    The Company accounts for its warrants to purchase Mechanical Technology Incorporated's common stock and to purchase Beacon Power's common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, the Company has recorded these warrants at their fair value at December 29, 2001 and recorded an unrealized loss of $250,000 during the three months ended December 29, 2001.

        Other income (loss).    Other income increased to $150,000, or 33%, from $113,000. The increase is the result of increased interest income offset by increased interest expense associated with the increase in debt in the second and third quarters of 2001.

        Loss from Beacon Power Corporation.    Effective September 28, 2001, the Company accounts for its investment in Beacon Power using the fair value method as set forth in SFAS No. 115, Accounting for Certain Debt and Equity Securities. The Company is no longer required to record its share of any losses from Beacon Power and the investment is carried at fair value and designated as available for sale and any unrealized holding gains and losses to be included in stockholders' equity as a component of accumulated other comprehensive income/(loss).

        Cumulative effect of change in accounting principle.    On October 1, 2000, the Company began accounting for its warrants to purchase Mechanical Technology's common stock in accordance with SFAS No. 133 and therefore recorded a cumulative unrealized loss of $1.0 million as of October 1, 2000.

Liquidity and Capital Resources

        Since inception, the Company has financed its operations and met its capital expenditure requirements primarily through the sale of private equity securities, public security offerings, borrowings on a line of credit and capital equipment leases.

        As of December 29, 2001, the Company's cash, cash equivalents and marketable securities were $13.0 million, a decrease of $7.9 million from September 30, 2001. Cash used in operating activities for the three months ended December 29, 2001 was $6.1 million as compared to $741,000 for the three months ended December 31, 2000. Cash used in operating activities during the three months ended December 29, 2001 was primarily attributable to the Company's net loss and an increase in working capital offset by non-cash items such as depreciation and amortization, increases in allowances for doubtful accounts and excess and obsolete inventory, unrealized loss from warrants to purchase common stock and change in contingent obligation to common stock warrant holders.

        Cash used in investing activities during the three months ended December 29, 2001 was $1.6 million as compared to $693,000 for the three months ended December 31, 2000. Net cash used in investing activities during the three months ended December 29, 2001 included capital expenditures of $1.6 million primarily at its Power Systems Division to expand its capacity to manufacture its power conversion products. The Company estimates it will spend an additional $1.5 million on capital expenditures through fiscal year 2002. The Company expects these additions will be financed principally from lease financing and, to a lesser extent, cash on hand.

        Cash used by financing activities for the three months ended December 29, 2001 was $127,000 as compared to $1.5 million provided by financing activities for the three months ended December 31, 2000. Net cash used by financing activities during the three months ended December 29, 2001 includes $127,000 of repayment of long-term debt.

        The Company anticipates that, barring unforeseen circumstances, the existing cash, cash equivalents and marketable securities available at December 29, 2001, combined with its ability to implement and achieve necessary cost reductions and operational efficiencies, will be sufficient to fund operations through December 2002 based on current estimates and expectations. However, there can be no assurance that the Company will not require additional financings within this time frame or that any additional financing, if needed, will be available to the Company on terms acceptable to the Company, if at all.

Effects of Inflation

        The Company believes that inflation and changing prices over the past three years have not had a significant impact on its net revenue or on its income from continuing operations.

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

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

Item 6. Exhibits and Reports on Form 8-K:

  (a)
  Exhibits

    The exhibit listed in the Exhibit Index immediately preceding the exhibits is filed as part of this Quarterly Report on Form 10-Q.

  (b)
  Reports on Form 8-K

    The Company did not file any Current Reports on Form 8-K during the quarter ended December 29, 2001.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SATCON TECHNOLOGY CORPORATION
Date: February 14, 2002	By:	/s/ JOHN J. MCCABE John J. McCabe Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
99	Risk Factors.

QuickLinks

TABLE OF CONTENTS
SATCON TECHNOLOGY CORPORATION CONSOLIDATED BALANCE SHEETS
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SATCON TECHNOLOGY CORPORATION NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II: OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX