Form 10-K/A
period 2001-09-30
SATCON TECHNOLOGY CORP
filed 2002-04-01
CIK 889423

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                            --------------------

                                  FORM 10-K/A

                         AMENDMENT NO. 1 TO FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended September 30, 2001

                          Commission file number 1-11512

                            --------------------

                           SATCON TECHNOLOGY CORPORATION
             (Exact name of Registrant as specified in its Charter)

          DELAWARE                                        04-2857552
(State or other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification Number)

      161 FIRST STREET,                                         02142
CAMBRIDGE, MASSACHUSETTS                                      (ZIP CODE)
(Address of principal executive offices)

                            (617) 661-0540
         (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act: None.

        Securities registered pursuant to Section 12(g) of the Act

                            TITLE OF CLASS
                     COMMON STOCK, $.01 PAR VALUE

                       --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. / /

The aggregate market value of the Registrant's Common Stock, $.01 par value per share, held by non-affiliates of the Registrant was $65,108,176 based on the last reported sale price of the Registrant's Common Stock on the Nasdaq National Market as of the close of business on December 31, 2001 ($5.20). There were 16,539,597 shares of Common Stock outstanding as of April 1, 2002.

==============================================================================

         This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 is being filed solely for the purpose of filing financial statements of Beacon Power Corporation in accordance with the requirements of Rule 3-09 of Regulation S-X.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              TABLE OF CONTENTS


PART II: FINANCIAL STATEMENTS OF BEACON POWER CORPORATION AND ITS SUBSIDIARY

Independent Auditors' Report

Consolidated Balance Sheets at December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended December 31, 2001,
  2000 and 1999 and for the period May 8, 1997 (date of inception) to December 31, 2001.

Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 2001, 2000 and 1999 and for the period May 8, 1997 (date of inception) to December 31, 2001.

Consolidated Statements of Cash Flows for the years ended December 31,
  2001, 2000 and 1999 and for the period May 8, 1997 (date of inception) to December 31, 2001.

Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Beacon Power Corporation:

We have audited the accompanying consolidated balance sheets of Beacon Power Corporation and subsidiary (the "Company") (a development stage company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2001 and for the period from May 8, 1997 (date of inception) through December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beacon Power Corporation and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 and the period from May 8, 1997 (date of inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 8, 2002

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,
                                                                                2001            2000
                                                                          ----------------------------------
Assets
Current assets:
    Cash and cash equivalents                                                 $ 34,601,585      $62,497,102
    Inventory                                                                            -          207,613
    Prepaid expenses and other current assets                                    1,131,065          857,137
                                                                          ----------------------------------
        Total current assets                                                    35,732,650       63,561,852

Property and equipment, net (Note 3)                                             6,188,507        3,417,884
Deposits                                                                             8,292          673,278
Other assets                                                                       201,504           84,992
                                                                          ----------------------------------
Total assets                                                                  $ 42,130,953      $67,738,006
                                                                          ==================================
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                             $ 911,465       $1,728,330
    Accrued compensation and benefits                                              721,130          277,086
    Due to related party (Note 13)                                                  35,532           52,725
    Dividends payable (Note 8)                                                           -        1,159,373
    Other accrued expenses                                                         941,100          981,671
    Current portion of capital lease obligations (Note 4)                          335,145          138,648
                                                                          ----------------------------------
        Total current liabilities                                                2,944,372        4,337,833

Capital lease obligations, net of current portion (Note 4)                         205,352           92,245
Commitments (Note 5)

Stockholders' equity:
    Preferred stock (Note 6)
    Common stock, $.01 par value; 110,000,000 shares
    authorized; 42,770,856 and 42,033,314 shares issued and
    outstanding in 2001 and 2000, respectively                                     427,709          420,333
    Deferred stock compensation                                                   (211,564)      (2,070,659)
    Additional paid-in capital                                                 132,911,256      132,958,758
    Deficit accumulated during the development stage                           (94,146,172)     (68,000,504)
                                                                          ----------------------------------
        Total stockholders' equity                                              38,981,229       63,307,928
                                                                          ----------------------------------
Total liabilities and stockholders' equity                                    $ 42,130,953     $ 67,738,006
                                                                          ==================================

                 See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                Cumulative from
                                                                                                  May 8, 1997
                                                                                                   (Date of
                                                                                                  Inception,)
                                                   Year ended      Year ended     Year ended        through
                                                   December 31,   December 31,    December 31,    December 31,
                                                      2001            2000           1999            2001
                                                ----------------------------------------------------------------
Revenue                                                 $      -        $ 50,000       $268,868       $ 551,184

Operating expenses:
 Selling, general and administrative                   8,939,589       4,630,915      1,558,985      17,486,125
 Research and development                             17,627,714      12,714,823      3,506,031      39,664,014
 Loss on sales commitments                                     -          50,974        325,000         375,974
 Depreciation and amortization                         1,323,958         401,013        218,594       2,021,773
                                                ----------------------------------------------------------------
  Total operating expenses                            27,891,261      17,797,725      5,608,610      59,547,886
                                                ----------------------------------------------------------------

Loss from operations                                 (27,891,261)    (17,747,725)    (5,339,742)    (58,996,702)

Other income (expense):
 Interest income                                       2,157,724         747,202         25,118       3,057,969
 Interest expense                                       (303,160)       (370,299)      (356,869)     (1,045,058)
 Other expense                                          (108,971)        (47,216)             -        (156,187)
                                                ----------------------------------------------------------------
  Total other income (expense), net                    1,745,593         329,687       (331,751)      1,856,724
                                                ----------------------------------------------------------------

Net loss                                             (26,145,668)    (17,418,038)    (5,671,493)    (57,139,978)

Preferred stock dividends (Note 8)                             -     (35,796,675)      (916,852)    (36,825,680)

Accretion of redeemable convertible
  preferred stock                                              -         (64,435)       (41,671)       (113,014)
                                                ----------------------------------------------------------------

Loss to common shareholders                         $(26,145,668)  $ (53,279,148)  $ (6,630,016)  $ (94,078,672)
                                                ================================================================

Loss per share - basic and diluted                    $    (0.61)      $  (10.77)     $ (393.52)
                                                ================================================
Weighted-average common shares outstanding            42,550,502       4,946,411         16,848
                                                ================================================

                 See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                   CLASS A                 CLASS C
                                                PREFERRED STOCK        PREFERRED STOCK             COMMON STOCK
                                             SHARES        AMOUNT      SHARES    AMOUNT        SHARES          AMOUNT
                                         -----------------------------------------------------------------------------
Balance at May 8, 1997 (Date of
  Inception)                                          -    $         -           $      -                -             -

Issuance of founder's shares                                                                     6,750,000        67,500
Issuance of Class A preferred stock           1,125,000      5,000,000

Recapitalization                              3,373,313         67,466                          (6,746,626)      (67,466)

Rounding for fractional shares                                                                          (2)
Issuance of Class C preferred and common
  stock                                                                     6      29,866           13,476           134
Accrual of consulting expense
Repayment of subscription receivable
Net loss                                    -----------------------------------------------------------------------------

Balance, December 31, 1997                    4,498,313      5,067,466      6      29,866           16,848           168

Issuance of Class A preferred stock for
  services                                      120,000        300,000
Issuance of Class A preferred stock for
  services and interest on loans                  4,594         11,485
Dividend on Class D redeemable
  convertible preferred stock
Repayment of subscription receivable
Amortization of deferred consulting
  expense, net
Accretion of redeemable preferred stock
  to redemption value
Net loss                                     -----------------------------------------------------------------------------

Balance, December 31, 1998                    4,622,907      5,378,951      6      29,866           16,848           168

Issuance of Class A preferred stock for
  services                                      145,000        362,500
Dividend on Class D redeemable
  convertible preferred stock
Deferred stock compensation
Amortization of deferred stock
  compensation
Amortization of deferred consulting
  expense, net
Issuance of warrants to holders of Class
  D redeemable convertible preferred stock
Issuance of warrants for bridge loans
Accretion of redeemable preferred stock
  to redemption value
Net loss                                     -----------------------------------------------------------------------------

Balance, December 31, 1999                    4,767,907      5,741,451      6      29,866           16,848           168

Dividends on redeemable convertible preferred stock

Issuance of warrants
Deferred stock compensation
Amortization of deferred stock
  compensation
Accretion of redeemable preferred
  stock to redemption value

Proceeds from stock offering                                                                     9,200,000     92,000

Conversion of Class A
  preferred stock                         (4,767,907)      (5,741,451)                           9,535,814     95,358

Conversion of Class C
  preferred stock                                                        (6)     (29,866)               12
Conversion of redeemable
  convertible preferred stock                                                                    19,823,704    198,237
Deferred consulting

Common stock issuance
  for consulting                                                                                   134,464      1,345

Payment of accrued dividend                                                                        859,330      8,593

Cashless warrant exercise                                                                        1,982,876     19,829

Exercise of stock options                                                                          480,266      4,803
Net loss                                 -----------------------------------------------------------------------------

Balance, December 31, 2000                         -         $      -     -     $      -        42,033,314  $ 420,333

Issuance of stock options
Deferred stock compensation
Amortization of deferred stock
  compensation
Common stock issued through Employee
  Stock Purchase Plan                                                                              54,956         550
Common stock issuance for consulting
Change in option terms for severed
  employees
Exercise of stock options                                                                          682,586      6,826
Net loss                                 -----------------------------------------------------------------------------
Balance, December 31, 2001                          -         $      -    -     $    -          42,770,856  $ 427,709
                                         =============================================================================

                See notes to consolidated financial statements.

                                                                                                                  TOTAL
                                            DEFERRED      DEFERRED     ADDITIONAL      STOCK                  STOCKHOLDERS'
                                           CONSULTING      STOCK         PAID-IN    SUBSCRIPTION ACCUMULATED  (DEFICIENCY)
                                            EXPENSE     COMPENSATION     CAPITAL     RECEIVABLE    DEFICIT       EQUITY
                                         ------------------------------------------------------------------------------------
Balance at May 8, 1997 (Date of
  Inception)                             $         -    $      -        $   -     $      -       $       -     $         -

Issuance of founder's shares
                                                                                                      (67,500)           -
Issuance of Class A preferred stock for
 services                                                                       (5,000,000)                              -
Recapitalization                                                                                                         -
Rounding for fractional shares                                                                                           -
Issuance of Class C preferred and common
  stock                                                                                                             30,000

Accrual of consulting expense                 87,500                                                                87,500
Repayment of subscription receivable                                             2,992,492                       2,992,492

Net loss                                                                                           (3,111,381)  (3,111,381)
                                         ------------------------------------------------------------------------------------
Balance, December 31, 1997                    87,500           -            -   (2,007,508)        (3,178,881)      (1,389)

Issuance of Class A preferred stock for
  services                                  (150,000)                                                              150,000
Issuance of Class A preferred stock for
  services and interest on loans                                                                                    11,485
Dividend on Class D redeemable
  convertible preferred stock                                                                        (112,153)    (112,153)
Repayment of subscription receivable                                             2,007,508                       2,007,508
Amortization of deferred consulting
  expense, net                                25,000                                                                25,000
Accretion of redeemable preferred stock
  to redemption value                                                                                  (6,908)      (6,908)

Net loss                                                                                           (4,793,398)  (4,793,398)
                                         ------------------------------------------------------------------------------------

Balance, December 31, 1998                   (37,500)          -            -            -         (8,091,340)  (2,719,855)

Issuance of Class A preferred stock         (125,000)                                                              237,500
Dividend on Class D redeemable
  convertible preferred stock                                                                        (636,852)    (636,852)

Deferred stock compensation                              (65,318)      65,318                                            -
Amortization of deferred stock
  compensation                                             8,670                                                     8,670
Amortization of deferred consulting
  expense, net                                62,500                                                                62,500
Issuance of warrants to holders of Class
  D redeemable convertible preferred stock                            280,000                        (280,000)           -

Issuance of warrants for bridge loans                                 170,000                                      170,000
Accretion of redeemable preferred stock
  to redemption value                                                                                 (41,671)     (41,671)

Net loss                                                                                           (5,671,493)  (5,671,493)
                                         ------------------------------------------------------------------------------------

Balance, December 31, 1999                  (100,000)    (56,648)     515,318            -        (14,721,356)  (8,591,201)

Dividends on redeemable convertible
  preferred stock                                                                                  (1,496,675)  (1,496,675)

Issuance of warrants                                               36,070,366                     (34,300,000)   1,770,366

Deferred stock compensation                           (2,944,649)   2,944,649                                            -

Amortization of deferred stock
  compensation                                           930,638                                                   930,638
Accretion of redeemable preferred stock
  to redemption value                                                                                 (64,435)     (64,435)
Proceeds from stock offering, net of
  expenses                                                         49,249,537                                   49,341,537

Conversion of Class A preferred stock                               5,646,093                                            -

Conversion of Class C preferred stock                                  29,866                                            -
Conversion of redeemable convertible
  preferred stock                                                  36,496,431                                   36,694,668

Deferred consulting                          598,284                                                               598,284

Common stock issuance for consulting        (498,284)                 496,939                                            -

Payment of accrued dividend                                         1,077,714                                    1,086,307
Cashless warrant exercise                                             (19,829)                                           -

Exercise of stock options                                             451,674                                      456,477

Net loss                                                                                          (17,418,038) (17,418,038)
                                         ------------------------------------------------------------------------------------

Balance, December 31, 2000                         -  (2,070,659) 132,958,758            -        (68,000,504)  63,307,928

Issuance of stock options                                             303,160                                      303,160

Deferred stock compensation                            1,566,906   (1,566,906)                                           -
Amortization of deferred stock
  compensation                                           340,081                                                   340,081
Common stock issued through Employee
  Stock Purchase Plan                                                 109,394                                      109,944

Common stock issuance for consulting                     (47,892)      47,892                                            -
Change in option terms for severed
  employees                                                           346,591                                      346,591
Exercise of stock options                                             712,367                                      719,193

Net loss                                                                                          (26,145,668) (26,145,668)
                                         ------------------------------------------------------------------------------------
Balance, December 31, 2001                       $ -   $(211,564) 132,911,256      $     -       $(94,146,172) $38,981,229
                                         ====================================================================================

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                               Cumulative from
                                                                                                                  May 8, 1997
                                                                                                                   (Date of
                                                                                                                    Inception)
                                                                    Year ended       Year ended     Year ended       through
                                                                   December 31       December 31   December 31     December 31
                                                                       2001             2000           1999            2001
                                                         --------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                           $(26,145,668)    $(17,418,038)    $ (5,671,493)    $(57,139,978)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                        1,323,958          401,013          218,594        2,021,773
  Loss on sale of fixed assets                                           108,971           47,416               --          156,387
  Interest expense relating to issuance of warrants                           --          201,000          170,000          371,000
  Non-cash charge for change in option terms                             346,591               --               --          346,591
  Non-cash charge for option issue                                       303,160               --               --          303,160
  Amortization of deferred consulting expense, net                            --          598,284          300,000        1,160,784
  Amortization of deferred stock compensation                            340,081          930,638               --        1,270,719
  Warrants issued for consulting services                                     --        1,569,366               --        1,569,366
  Accrued loss on sales commitments                                           --           50,974          325,000          375,974
  Services and interest expense paid in preferred
  stock                                                                       --               --               --           11,485
 Changes in operating assets and liabilities:
  Inventory                                                              207,613         (207,613)              --               --
  Prepaid expenses and other current assets                             (273,928)        (841,150)           4,320       (1,131,065)
  Accounts payable                                                      (816,865)       1,315,184         (409,577)         911,465
  Accrued compensation and benefits                                      444,044          167,880           41,023          721,130
  Accrued interest                                                            --          111,420          164,140          275,560
  Due to related party                                                   (17,193)          52,725          (18,611)          35,532
  Accrued loss on sales commitments                                           --         (375,974)              --         (375,974)
  Other accrued expenses and current liabilities                         (40,571)         938,449           36,270          949,770
                                                        ---------------------------------------------------------------------------
  Net cash used in operating activities                              (24,219,807)     (12,458,426)      (4,840,334)     (48,166,321)

Cash flows from investing activities:
 (Increase)/decrease in other assets                                     664,986         (683,054)        (110,180)        (175,218)
 Purchases of property and equipment                                  (4,320,064)      (3,019,266)        (350,881)      (7,947,634)
                                                        ---------------------------------------------------------------------------

  Net cash used in investing activities                               (3,655,078)      (3,702,320)        (461,061)      (8,122,852)

Cash flows from financing activities:
 Initial public stock offering, net of expenses                               --       49,341,537               --       49,341,537
 Payment of dividends                                                 (1,159,373)              --               --       (1,159,373)
 Shares issued under Employee Stock Purchase Plan                        109,944               --               --          109,944

 Exercise of employee stock options                                      719,193          456,477               --        1,175,670
 Issuance of preferred stock                                                  --       28,351,791               --       32,868,028
 Repayment of subscription receivable                                         --               --               --        5,000,000
 Payment on capital leases                                              (186,247)        (126,307)        (105,406)        (490,899)
 Proceeds from capital lease refinancing                                 495,851               --               --          495,851
 Proceeds from notes payable issued to investors                              --          400,000        3,150,000        3,550,000
                                                        ---------------------------------------------------------------------------
  Net cash provided (used) by financing activities                       (20,632)      78,423,498        3,044,594       90,890,758

Increase (decrease) in cash and cash equivalents                     (27,895,517)      62,262,752       (2,256,801)      34,601,585

Cash and cash equivalents, beginning of period                        62,497,102          234,350        2,491,151               --
                                                        ---------------------------------------------------------------------------
Cash and cash equivalents, end of period                            $ 34,601,585     $ 62,497,102     $    234,350     $ 34,601,585
                                                        ===========================================================================

                 See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND OPERATIONS

NATURE OF BUSINESS. Beacon Power Corporation (the "Company" or "Beacon") (a development stage company) was incorporated on May 8, 1997 as a wholly owned subsidiary of SatCon Technology Corporation ("SatCon"). Since its inception, Beacon has been engaged in the development of flywheel devices for storing and transmitting kinetic energy. During the fourth quarter of 2000, the Company shipped its first seven units. Because the Company has not yet generated a significant amount of revenue from its principal operations, it is continuing to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7. The Company has a single operating segment, manufacturing alternative power sources. The Company's organizational structure has no divisions or subsidiaries dictated by product lines, geography or customer type.

OPERATIONS. The Company has experienced net losses since its inception and, as of December 31, 2001, had an accumulated deficit of approximately $94.1 million. The Company is currently facing the challenge of ongoing development and refinement of its commercial product. This ongoing research and development is expected to require significant outlays of capital. As discussed in Note 7, during the fourth quarter of 2000, the Company completed an initial public offering of its common stock and raised approximately $49.3 million net of offering expenses. Management believes that this funding is sufficient to continue its operations as a going concern through at least December 31, 2002. During March 2002, in an effort to reduce is monthly cash burn rate, the Company reduced it headcount by 37%. This action combined with other cost cutting measures taken earlier will insure the Company has enough cash for the next 24 months.

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

INVENTORY. At December 31, 2001, the Company wrote all of its inventory off to research and development expense as management determined that any inventory on hand at December 31, 2001 would only be used for development of future products. At December 31, 2000, inventory consists of raw materials and is carried at the lower of cost or market utilizing the first-in first-out ("FIFO") method.

EMPLOYEE ADVANCES. During 2001, the Company advanced approximately $785,000 to three officers of the Company. The officers repaid approximately $152,000 of these advances during 2001. The advances are expected to be repaid in full by the officers and are secured by the officers' holdings of Beacon Power Corporation common stock. The balance is included in prepaid and other assets in the accompanying consolidated balance sheet. During March 2002, one officer repaid her balance of $120,000 in full.

PROPERTY AND EQUIPMENT. Property and equipment, including leasehold improvements, are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

OTHER ASSETS. Other assets consist of unamortized legal expenses related to patents and various deposits on long-term assets and on the Company's operating facility.

LOSS ON SALES COMMITMENTS. When the Company has sales commitments that are firm, have fixed-prices and the direct costs to manufacture products covered by the Company's firm sales commitments are in excess of the fixed selling prices, revenue and cost of revenue on such sales commitments are recorded as deliveries are made. Direct costs consist of materials and direct labor costs. These excess costs have been estimated and accrued as losses on sales commitments in the period in which the sales commitment is made. Estimates of costs to manufacture products are reviewed and revised periodically and changes in estimated losses from such revisions are recorded in the accounting period in which the revisions are made. At December 31, 2001, no estimated losses on sales commitments are anticipated.

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

STOCK-BASED COMPENSATION. Compensation expense associated with awards of stock or options to employees is measured using the intrinsic-value method. Deferred compensation expense associated with awards to non-employees is measured using the fair-value method and is amortized over the vesting period of three years using a calculation under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

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

CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. Substantially all of the Company's cash and cash equivalents are managed by one financial institution. At December 31, 2001 and 2000, the Company had cash balances at a financial institution in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

COMPREHENSIVE LOSS. Comprehensive loss is the same as net loss for all periods presented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 will apply to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new Statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company does not expect adoption of this statement to have a material impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121. SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company does not expect adoption of this statement to have a material impact on its financial position or results of operations.

LOSS PER SHARE - BASIC AND DILUTED. Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share was computed in the same manner. At December 31, 2001, the impact of the Company's outstanding potential common shares, including options and warrants (computed using the treasury stock method) totaling 671,504 shares, were excluded from the calculation because such items were antidilutive.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

                                                                  Estimated
                                                                   Useful
                                                                    Lives          2001            2000
                                                               ----------------------------------------------
Machinery and equipment                                            5 years        $ 1,996,711      $ 694,486
Furniture and fixtures                                             7 years            733,018         54,433
Service vehicles                                                   5 years             63,792              -
Office equipment                                                   3 years          2,030,653      1,217,263
Leasehold improvements                                           Lease term         2,072,577      1,489,569
Equipment under capital lease obligations                        Lease term         1,081,726        535,450
                                                                              -------------------------------
    Total                                                                           7,978,477      3,991,201
Less accumulated depreciation and amortization                                     (1,789,970)      (573,317)
                                                                              -------------------------------
    Property and equipment, net                                                    $6,188,507    $3,417, 884
                                                                              ===============================

4. CAPITAL LEASE OBLIGATIONS

The Company leases equipment under capital lease agreements expiring through January 2003. Future obligations under such capital leases as of December 31, 2001 are as follows:

2002                                                         $ 367,696
2003                                                           217,761
                                                        ---------------
                                                               585,457
Less amount representing interest                              (44,960)
                                                        ---------------

                                                               540,497
Less current portion of capital lease obligations             (335,145)
                                                        ---------------
Capital lease obligations, excluding current portion         $ 205,352
                                                        ===============

5. COMMITMENTS

The Company leases office and light manufacturing space under an operating lease through September 30, 2007 and has an operating lease for certain office equipment which expired October 2001. At December 31, 2001, the Company has provided the lessor with an irrevocable letter of credit in the amount of $400,454. This letter of credit is secured by a cash deposit.

Future minimum annual lease payments under non-cancelable operating leases as of December 31, 2001 are as follows:

                2002               $461,622
                2003                490,675
                2004                490,675
                2005                500,359
                2006                529,413
             Thereafter            $397,059

Total rent expense was $567,239, $473,576 and $199,405, during 2001, 2000 and
1999, respectively.

6. PREFERRED STOCK

As a result of the initial public offering of the Company's common stock and the conversion of all outstanding shares of all classes of the preferred stock, the Company amended its charter and cancelled all its classes of preferred stock. The Company then added a new class of preferred stock that can be issued in the future by filing a

Certificate of Designations with the specific terms as set by its Board of Directors. At December 31, 2001 and 2000, there are 10 million shares of preferred stock authorized with none outstanding.

7. COMMON STOCK

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

RESERVED SHARES. At December 31, 2001, 13,839,129 shares of common stock were reserved for issuance under the Company's stock option plan and outstanding warrants.

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCK WARRANTS

CLASS D REDEEMABLE CONVERTIBLE PREFERRED STOCK AND CLASS D STOCK WARRANTS. Prior to its initial public offering, the Company's capital structure included Class D redeemable convertible preferred stock ("Class D Stock"). All outstanding shares of the Class D Stock plus accrued dividends were either converted into shares of common stock during the initial public offering or were paid in cash in February 2001. After the initial public offering, the Company amended its charter and cancelled all its Class D Stock.

Under the conditions of the Class D Stock offering, the Company issued warrants in October 1999 to three investors to purchase 772,500 shares of common stock at $1.67, 772,500 shares of common stock at $2.25, and 772,500 shares of common stock at $3.00 (the "October 1999 warrants"). The estimated fair value of the warrants at the date of their issuance was $280,000. Upon issuance of the warrants, this amount was recorded as a dividend to the holders of the Class D Stock and credited to additional paid-in-capital. These warrants expire December 31, 2004.

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

CLASS E REDEEMABLE CONVERTIBLE PREFERRED STOCK AND CLASS E STOCK WARRANTS. Prior to its initial public offering, the Company's capital structure included Class E redeemable convertible preferred stock ("Class E Stock"). All outstanding shares of the Class E Stock plus accrued dividends were either converted into shares of common stock during the initial public offering or were paid in cash in February 2001. After the initial public offering, the Company amended its charter and cancelled all its Class E Stock.

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

In conjunction with the Class E Stock conversion, warrants to purchase 315,000 shares, issued in conjunction with the issuance of the Senior Notes in August 1999, were cancelled. In exchange, warrants to purchase 306,535 shares of Class E Stock at $2.50 per share were issued. These warrants expire April 7, 2005. The estimated fair market value of these warrants was approximately $344,000. Since these warrants replaced the August 2, 1999 warrants, the amount allocated to the August 1999 warrants have been reallocated to Class E Stock Warrants and the remaining $174,000 was charged to interest expense in the year ended December 31, 2000. As a result of the initial public stock offering by the Company in the fourth quarter of 2000, the holders of the warrants are now entitled to purchase 613,070 shares of the Company's common stock instead of the Class E Stock.

In December 2000, an investor exercised its 102,398 of its warrants, in a cashless transaction, to purchase 84,433 shares of the Company's common stock.

CLASS F REDEEMABLE CONVERTIBLE PREFERRED STOCK AND CLASS F STOCK WARRANTS. Prior to its initial public offering, the Company's capital structure included Class F redeemable convertible preferred stock ("Class F Stock"). All outstanding shares of the Class F Stock plus accrued dividends were either converted into shares of common stock during the initial public offering or were paid in cash in February 2001. After the initial public offering, the Company amended its charter and cancelled all its Class F Stock.

In conjunction with the issuance of the Class F Stock, the Company issued warrants to seven investors to purchase 6,333,333 shares of its common stock at an exercise price of $2.25. The estimated fair value of the warrants at the date of their issuance was $33,000,000. This amount was recorded as a dividend to the holders of the Class F Stock and credited to additional paid-in-capital during 2000. These warrants expire on May 23, 2005. During December 2000, two investors exercised 1,884,800 of their warrants, in a cashless transaction, to purchase 1,289,600 shares of the Company's common stock.

CONSULTANT WARRANTS. The Company issued warrants to two consultants that are exercisable for an aggregate of 70,000 shares of its common stock at an exercise price of $6.00 per share. The holder of one of these warrants to purchase 50,000 shares of common stock may exercise its warrant at any time prior to January 31, 2002. None of these warrants were exercised prior to January 31, 2002 and the warrants have expired. The holder of the other warrant to purchase 20,000 shares of common stock may exercise its warrant at any time prior to August 2, 2005. These warrants were fully vested upon the issuance and the Company recorded a charge to consulting expense of $213,861.

On October 24, 2000, the Company issued 240,000 warrants to an investor at an exercise price of $2.10 per share in conjunction with an agreement by an affiliate of that investor to provide the Company with technical expertise. One half of the warrants vest immediately, the remainder vest as services are utilized. During the fourth quarter of 2000, the company recorded a charge to consulting expense for $1,355,505 to recognize the fair market value of the vested warrants. The Company has deferred the remaining warrants and will revalue the amount and record additional expense as necessary in future quarters as the remaining services are provided. Deferred compensation relating to these warrants was approximately $150,000 and $1,100,000 at December 31, 2001 and 2000. The agreement terminates and any unvested options are forfeited on November 1, 2003.

All warrants were valued on the date of grant using the Black-Scholes (common stock) or the Binary Option Pricing Model (preferred stock). The assumptions used to value these warrants were as follows:

                                                         April                 August     October
                                                         2000        2000       1999        1999        1997
                                                       Warrants    Warrants   Warrants    Warrants    Warrants
                                                     ------------------------------------------------------------
Risk-free interest rate                                 6.15%        6.5%       5.62%      5.86%       6.25%
Expected life of warrant                              12 months    Various    30 months  27 months   24 months
Expected dividend payment rate, as a percentage
of the stock price on the date of grant                   0%          0%         0%          0%          0%
Assumed volatility                                       73%         100%        60%        60%         48%

9. STOCK OPTIONS

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

Stock option activity since inception is as follows:

                                                      Weighted-    Weighted-
                                                       Average      Average
                                         Number of     Exercise      Fair
                                           Shares       Price        Value
                                       ----------------------------------------
Outstanding at inception                            -
    Granted                                   647,874  $  0.89      $     0.35
                                       ----------------------------------------

Outstanding, December 31, 1997                647,874     0.89
    Granted                                   199,126     0.89            0.38
    Canceled, forfeited or expired            (10,000)    0.89
                                       ----------------------------------------

Outstanding, December 31, 1998                837,000     0.89
    Granted                                 1,467,000     0.89            0.40
    Canceled, forfeited or expired           (295,688)    0.89
                                       ----------------------------------------

Outstanding, December 31, 1999              2,008,312     0.89
    Granted                                 3,443,688     3.15            1.78
    Exercised                                (480,266)    0.89
    Canceled, forfeited or expired           (238,694)    2.37
                                       ----------------------------------------

Outstanding, December 31, 2000              4,733,040   $ 2.50
    Granted                                 2,361,007   $ 2.94            1.93
    Exercised                                (682,586)  $ 1.05
    Canceled, forfeited or expired         (1,561,560)  $ 4.07
                                       ----------------------------------------
Outstanding, December 31, 2001              4,849,901   $ 2.37
                                       ========================================

The following table summarizes information about stock options outstanding at December 31, 2001:

                                                                                       Vested
                                            Weighted-                        -----------------------------
                                              Average         Weighted-                          Weighted-
                              Number        Remaining           Average                            Average
                          of Options      Contractual          Exercise           Number          Exercise
Exercise Price           Outstanding             Life             Price       of Options             Price
----------------------------------------------------------------------------------------------------------
         $0.89             2,082,696             8.92             $0.89          856,363             $0.89
 $1.78 - $2.50             1,320,396             8.70             $2.23          571,945             $2.33
 $3.10 - $4.10               774,000             9.37             $3.49          654,001             $3.31
 $5.10 - $5.27               327,674             9.05             $5.64           71,009             $5.11
 $6.00 - $7.22               271,635             9.05             $6.34          105,476             $6.27
 $9.25 - $9.31                73,500             9.10             $9.26            8,333             $9.31

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

As described in Note 2, the Company uses the intrinsic-value method to measure compensation expense associated with grants of stock options to employees. If the Company had used the fair value method to measure compensation, reported net loss would have been as follows:

                                                  Year ended       Year ended      Year ended
                                                  December 31      December 31     December 31
                                                     2001             2000            1999
                                               -----------------------------------------------------------
Net loss to common shareholders as reported       $ (26,145,668)   $ (53,279,148)  $ (6,630,016)
Net loss--pro forma                                 (28,753,668)     (54,175,173)    (7,154,362)
Loss per share--as reported                       $       (0.61)   $      (10.77)  $    (393.52)
Loss per share--pro forma                         $       (0.68)   $      (10.95)  $    (424.64)

The fair value of the options on their grant date was measured using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

                                                           2001             2000            1999
                                                     --------------------------------------------------
Risk-free interest rate                                3.0% - 6.25%    6.25% and 6.5%        6.0%
Expected life of option                                  1-3 years         3 years         3 years
Expected dividend payment rate, as a percentage of
the stock price on the date of grant                        0%               0%               0%
Assumed volatility                                      100% - 135%         100%             60%

The option-pricing model used was designed to value readily tradable stock options with relatively short lives. However, management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances (see also
Note 13).

10. EMPLOYEE STOCK PURCHASE PLAN

On October 15, 2000 the Company adopted an Employee Stock Purchase Plan (the "Plan") under which eligible employees are able to purchase shares of the Company's Common Stock at 85% of the market value at the date of the start of each six month option period or the end of such period, whichever is lower. Under the provisions of the Plan up to 1,000,000 shares are authorized. Shares purchased under the Plan in 2001 totaled 54,956 and the weighted average grant date fair value of the shares purchased was $2.00. No shares were issued under this Plan during the year ended December 31, 2000. There are 945,044 shares available under the Plan at December 31, 2001.

11. INCOME TAXES

    The components of the provision (benefit) for income taxes consisted of the following:

                                                                                         Cumulative from
                                                                                           May 8, 1997
                                                                                             (Date of
                                         Year ended       Year ended      Year ended      Inception) to
                                        December 31,     December 31,     December 31,     December 31,
                                            2001            2000            1999               2001
                                      -------------------------------------------------------------------
State - current                           $     17,156              -              -        $     17,156
Federal--deferred                           (9,919,839)   $ (5,115,236)  $ (1,995,158)       (19,663,058)

State--deferred                             (1,679,472)       (993,055)      (352,087)        (3,489,230)

Increase in valuation allowance             11,599,311       6,108,291      2,347,245         23,152,288
                                      -------------------------------------------------------------------
Provision (benefit) for income taxes      $     17,156        $     -     $        -        $     17,156
                                      ===================================================================

A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

         Statutory federal rate benefit                             (34)%
         State, net of federal effect                                (6)
         Valuation allowance provided                                40
                                                                -------
         Effective rate                                              --%
                                                                =======

         The components of the Company's deferred tax assets and liabilities consisted of the following at December 31:

                                                             2001           2000
                                                  -----------------------------------
Long-term assets:
    Net operating loss carryforwards                    $ 20,279,512     $ 10,403,206
    Research and development credits                       2,208,080        1,017,264
    Loss on sales commitments                                      -                -
    Other                                                    664,696          132,507
                                                  -----------------------------------

Net deferred tax assets before valuation allowance        23,152,288       11,552,977
Less valuation allowance                                 (23,152,288)     (11,552,977)
                                                  -----------------------------------
Net deferred tax assets                                 $         -      $          -
                                                  ===================================

The valuation allowance increased by $11,599,311 in 2001 and $6,108,291 in 2000, primarily due to the generation of net operating loss carryforwards and credits for which realization is not reasonably assured.

The Company has available for future periods federal and state tax net operating loss carryforwards for federal and state purposes of approximately $50,652,000 and $51,024,000, respectively, as of December 31, 2001. In addition, the Company has business credits of approximately $1,378,000 and $830,000 for federal and state purposes, respectively as of December 31, 2001. The net operating loss carryforwards expire beginning in 2012 and 2002 for federal and state tax purposes, respectively. The federal research and development credits begin to expire in 2012. The Company did not pay any income taxes from inception to December 31, 2001.

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

12. BENEFIT PLAN

In 1998, the Company created a 401(k) Profit Sharing Plan (the "Plan") for its full-time employees. Each participant in the Plan may elect to contribute a percentage of his or her annual compensation to the Plan on a pre-tax basis up to the annual limit established by the Internal Revenue Service. The Company matches employee contributions at a rate of 50% up to the first 6% of the employee's contributions. The Company may also elect to make a profit-sharing contribution at the discretion of the Board of Directors. Employee contributions are fully vested. Company matching and profit sharing contributions vest 20% after two years of service consisting of at least 1,000 hours per calendar year and 20% annually thereafter. Company contributions were $189,883, $102,085 and $41,963 during 2001, 2000 and 1999, respectively.

13. RELATED PARTY TRANSACTIONS

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

SERVICES AGREEMENTS. Through 2000, SatCon performed certain research and development, administrative and other services for the Company. Amounts paid to SatCon for such services amounted to approximately $551,000, $59,000 and $2,404,000 during 2000, 1999 and the period from inception to December 31, 2001, respectively. No amounts were payable to SatCon relating to such services at either December 31, 2001 or 2000.

INVENTORY. The Company used SatCon to perform certain engineering and other processing tasks on certain of the electrical components of its product. This was discontinued during 2001, with the Company's next generation electronics. As such, the Company had no inventory at SatCon for processing at December 31, 2001. At December 31, 2000, the Company had $153,500 of its inventory at SatCon for processing. The Company had payables to SatCon for electronic component purchases totaling $35,532 and $52,725 at December 31, 2001 and 2000, respectively.

DISTRIBUTION AGREEMENT. In 1997, the Company signed a 20-year agreement which granted an investor exclusive rights to distribute certain of the Company's products in a territory comprised of seven Mid-Atlantic states and the

District of Columbia. However, the Company retained the right to distribute products directly to cable television and telephone companies.

14. SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended December 31, 2001, 2000 and 1999, cash paid for interest was approximately $34,000, $370,000 and $184,000, respectively.

During the year ended December 31, 2001, 2000 and 1999, cash paid for taxes was approximately $1,600, $1,800 and $500, respectively.

During 2001, 2000 and 1999, the Company acquired assets totaling $0, $281,034 and $0 of assets with capital leases.

During the year ended December 31, 2001, the Company recorded a decrease in deferred compensation from the issuance of non-qualified stock options to third parties of $1,580,352. This was offset by a charge to additional paid in capital. During 2000, the Company recorded an increase in deferred compensation from the issuance of non-qualified stock options to third parties of $1,844,649. This is offset by a credit to additional paid in capital.

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

As a result of its initial public stock offering during the fourth quarter of 2000, the Company paid accrued consulting expense totaling $498,284 with 134,464 shares of its common stock.

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

15. QUARTERLY RESULTS (UNAUDITED)

In management's opinion, this unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

                                                                                          2001
                                                              First              Second              Third             Fourth
                                                             Quarter             Quarter            Quarter           Quarter
                                                           ------------------------------------------------------------------------
Revenue                                                    $         --        $         --        $         --        $         --
Loss from operations                                         (6,296,072)         (6,869,317)         (8,063,401)         (6,662,471)
Net loss                                                   $ (5,799,436)       $ (6,302,084)       $ (7,588,410)       $ (6,455,738)
Loss per share - basic and diluted                         $      (0.14)       $      (0.15)       $      (0.18)       $      (0.15)
Weighted-average common shares
outstanding                                                  42,169,642          42,523,462          42,739,635          42,760,695

                                                                                          2000
                                                              First              Second              Third             Fourth
                                                             Quarter             Quarter            Quarter           Quarter
                                                           ------------------------------------------------------------------------
Revenue                                                    $         --        $         --        $         --        $     50,000
Loss from operations                                         (2,893,697)         (2,295,054)         (4,582,851)         (7,976,123)
Net loss                                                   $ (3,018,735)       $ (2,526,898)       $ (4,247,082)       $ (7,625,323)
Loss per share - basic and diluted                         $    (179.17)       $     (73.39)       $     (34.74)       $      (0.39)
Weighted-average common shares
outstanding                                                      16,848              34,430             122,269          19,504,373

                               PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K/A:

1. CONSOLIDATED FINANCIAL STATEMENTS OF BEACON POWER CORPORATION AND ITS
SUBSIDIARY:

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for the years Ended December 31, 2001, 2000 and 1999 and for the period May 8, 1997 (date of inception) to December 31, 2001.

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the years Ended December 31, 2001, 2000 and 1999 and for the period May 8, 1997 (date of inception) to December 31, 2001.

Consolidated Statements of Cash Flows for the years Ended December 31, 2001, 2000 and 1999 and for the period May 8, 1997 (date of inception) to December 31, 2001.

Notes to Consolidated Financial Statements

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on April 1, 2002.

                                       SATCON TECHNOLOGY CORPORATION

                                       By: /s/ David B. Eisenhaure
                                          ----------------------------------
                                          David B. Eisenhaure
                                          President, Chief Executive Officer
                                             and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

            NAME                           CAPACITY                                 DATE

/s/ David B. Eisenhaure
-----------------------------
David B. Eisenhaure                  Chairman of the Board of                       April 1, 2002
                                     Directors, President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)

/s/ Ralph M. Norwood
-----------------------------
Ralph M. Norwood                     Vice President, Chief                          April 1, 2002
                                     Financial Officer and
                                     Treasurer (Principal Financial
                                     Officer)

/s/ John J. McCabe
-----------------------------
John J. McCabe                       Controller and Chief                           April 1, 2002
                                     Accounting Officer (Principal
                                     Accounting Officer)

/s/ Michael C. Turmelle
-----------------------------
Michael C. Turmelle                  Director, Vice President and                   April 1, 2002
                                     Chief Operating Officer

/s/ James L. Kirtley, Jr.
-----------------------------
James L. Kirtley, Jr.                Director, Vice President and                   April 1, 2002
                                     Chief Scientist

/s/ Marshall J. Armstrong
-----------------------------
Marshall J. Armstrong                Director                                       April 1, 2002


-----------------------------
Alan P. Goldberg                     Director

/s/ Anthony J. Villiotti
-----------------------------
Anthony J. Villiotti                 Director                                       April 1, 2002

/s/ Gerald L. Wilson
-----------------------------
Gerald L. Wilson                     Director                                       April 1, 2002


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

EXHIBIT NO.        DESCRIPTION
4.1                Specimen Certificate of Common Stock, $.01 par value, is incorporated herein by reference to Exhibits to the Registrant's Registration
                   Statement on Form S-1 (File No. 33-49286).

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

10.9(*) 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit C to the Registrant's Preliminary Schedule 14A filed March 19, 2001.

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

10.11(+)           Manufacturing Agreement between Applied Materials, Inc. and its wholly-owned subsidiaries and the Registrant, dated as of February 20,
                   1997, is incorporated herein by reference to Exhibits to the Registrant's
                   Quarterly Report on Form 10-Q for the period ended March 31, 1997.

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

EXHIBIT NO.        DESCRIPTION

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

EXHIBIT NO.        DESCRIPTION
10.26              Registration Rights Agreement, dated as of August 25, 1999, among the Registrant and the investors named on the signature pages thereof is incorporated herein by reference to Exhibits to the Registrant's Current
                   Report on Form 8-K dated August 25, 1999.

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

EXHIBIT NO.        DESCRIPTION
10.39              Demand Promissory Note, dated February 25, 2000, made in favor of the Registrant by Beacon Power Corporation in the amount of $300,000, together with First Amendment to Demand Promissory Note, dated March 16,
                   2000, is incorporated by reference to Exhibits to the Registrant's Quarterly
                   Report on Form 10-Q for the period ended March 31, 2000.

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

21.1(**)           Subsidiaries of the Registrant.

23.1(**)           Consent of Arthur Andersen LLP.

23.2               Consent of Deloitte & Touche LLP

99(**)             Risk Factors.

-----------------------
(*) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K for the year ended September 30, 2001.

(**) Previously filed.

(+) Confidential treatment has been granted with respect to certain portions of this Exhibit.