Form 10-Q
period 2002-03-30
SATCON TECHNOLOGY CORP
filed 2002-05-14
CIK 889423

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2002
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

Common Stock, $0.01 Par Value,
16,600,089 shares outstanding as of April 30, 2002.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 30, 2002	September 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,770,093	$11,051,465
Marketable securities	—	9,872,317
Accounts receivable, net of allowance of $899,801 at March 30, 2002 and $775,706 at September 30, 2001	7,095,706	8,636,740
Unbilled contract costs and fees	422,578	578,098
Inventory	13,138,983	11,413,616
Prepaid expenses and other current assets	1,179,763	913,860

Total current assets	29,607,123	42,466,096
Investment in Beacon Power Corporation	2,400,014	7,152,984
Warrants to purchase common stock	191,058	576,915
Property and equipment, net	9,499,090	7,778,904
Goodwill, net	6,234,653	6,234,653
Intangibles, net	4,052,775	4,347,601
Other long-term assets	172,306	219,306

Total assets	$52,157,019	$68,776,459

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$253,163	$331,824
Accounts payable	6,608,543	7,419,898
Accrued payroll and payroll related expenses	1,595,741	1,437,665
Other accrued expenses	1,748,265	2,271,502
Deferred revenue	1,380,094	1,381,040

Total current liabilities	11,585,806	12,841,929
Long-term debt, net of current portion	909,585	1,039,487
Other long-term liabilities	140,268	149,274
Contingent obligation to common stock warrant holders	—	234,699
Stockholders' equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.01 par value, 50,000,000 shares authorized; 16,539,597 shares issued and outstanding at March 30, 2002 and September 30, 2001	165,396	165,396
Additional paid-in capital	114,801,260	114,593,612
Accumulated deficit	(74,852,774)	(64,459,763)
Accumulated other comprehensive income (loss)	(592,522)	4,211,825

Total stockholders' equity	39,521,360	54,511,070

Total liabilities and stockholders' equity	$52,157,019	$68,776,459

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001
Revenue:
Product revenue	$7,466,142	$8,504,479	$13,589,769	$15,927,147
Funded research and development and other revenue	2,833,925	3,031,784	5,050,458	5,102,996

Total revenue	10,300,067	11,536,263	18,640,227	21,030,143

Operating costs and expenses:
Cost of product revenue	7,820,222	6,772,864	13,757,067	12,858,417
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	1,608,760	2,281,975	3,325,323	3,721,521
Unfunded research and development expenses	1,671,032	1,519,554	3,644,256	2,832,876

Total research and development and other revenue expenses	3,279,792	3,801,529	6,969,579	6,554,397
Selling, general and administrative expenses	4,016,308	3,165,425	7,878,470	5,847,269
Write-off of public offering costs	—	1,325,606	—	1,325,606
Amortization of goodwill and intangibles	148,560	322,736	297,224	645,470

Total operating costs and expenses	15,264,882	15,388,160	28,902,340	27,231,159

Operating loss	(4,964,815)	(3,851,897)	(10,262,113)	(6,201,016)
Net realized gain on sale of marketable securities	16,956	—	16,956	—
Net unrealized loss on warrants to purchase common stock	(93,719)	(786,801)	(343,606)	(992,421)
Interest income	77,904	151,276	263,880	265,309
Interest expense	(32,603)	(37,939)	(68,128)	(38,542)

Net loss before loss from Beacon Power Corporation and cumulative effect of change in accounting principle	(4,996,277)	(4,525,361)	(10,393,011)	(6,966,670)
Loss from Beacon Power Corporation	—	(1,845,409)	—	(2,394,206)

Net loss before cumulative effect of change in accounting principle	(4,996,277)	(6,370,770)	(10,393,011)	(9,360,876)
Cumulative effect of change in accounting principle	—	—	—	(1,021,725)

Net loss	$(4,996,277)	$(6,370,770)	$(10,393,011)	$(10,382,601)

Net loss before cumulative effect of change in accounting principle per weighted average share, basic and diluted	$(0.30)	$(0.46)	$(0.63)	$(0.68)
Cumulative effect of change in accounting principle per weighted average share, basic and diluted	—	—	—	(0.07)

Net loss per weighted average share, basic and diluted	$(0.30)	$(0.46)	$(0.63)	$(0.75)

Weighted average number of common shares, basic and diluted	16,539,597	13,869,878	16,539,597	13,848,698

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the six months ended March 30, 2002
(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Comprehensive Loss
Balance, September 30, 2001	16,539,597	$165,396	$114,593,612	$(64,459,763)	$4,211,825	$54,511,070
Net loss	—	—	—	(10,393,011)	—	(10,393,011)	$(10,393,011)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(26,367)	(26,367)	(26,367)
Change in unrealized gain (loss) on Beacon Power Corporation common stock	—	—	—	—	(4,752,970)	(4,752,970)	(4,752,970)
Reclassification of common stock warrants from liability to equity	—	—	192,448	—	—	192,448
Stock-based compensation related to options to purchase common stock to consultants	—	—	15,200	—	—	15,200
Foreign currency translation adjustment	—	—	—	—	(25,010)	(25,010)	(25,010)

Comprehensive loss							$(15,197,358)

Balance, March 30, 2002	16,539,597	$165,396	$114,801,260	$(74,852,774)	$(592,522)	$39,521,360

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 30, 2002	March 31, 2001
Cash flows from operating activities:
Net loss	$(10,393,011)	$(10,382,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,108,019	1,168,141
Allowance for doubtful accounts	124,095	35,831
Allowance for excess and obsolete inventory	650,000	626,165
Loss from Beacon Power Corporation	—	2,394,206
Net realized gain on sale of marketable securities	(16,956)	—
Net unrealized loss on warrants to purchase common stock	385,857	2,014,146
Change in contingent obligation to common stock warrant holders	(42,251)	—
Amortization of prepaid consulting expense	—	75,000
Common stock issued in connection with settlement agreement	—	162,500
Write-off of public offering costs	—	1,325,606
Stock-based compensation expense	15,200	—
Changes in operating assets and liabilities:
Accounts receivable	1,416,940	(478,250)
Unbilled contract costs and fees	155,520	471,233
Prepaid expenses and other current assets	(265,903)	(23,540)
Inventory	(2,375,367)	(2,143,846)
Other long-term assets	47,000	53,871
Accounts payable	(811,355)	2,299,384
Accrued expenses and payroll	(365,161)	59,760
Other liabilities	(9,952)	523,016

Total adjustments	15,685	8,563,223

Net cash used in operating activities	(10,377,326)	(1,819,378)

Cash flows from investing activities:
Patent and intangible expenditures	—	(19,200)
Purchases of property and equipment	(2,526,398)	(1,005,415)
Proceeds from the sale of marketable securities	9,889,273	—

Net cash provided by (used in) investing activities	7,362,875	(1,024,615)

Cash flows from financing activities:
Proceeds from long-term debt	—	1,459,750
Repayment of long-term debt	(208,563)	(211,163)
Proceeds from exercise of stock options	—	603,512
Deferred equity financing costs	—	(646,626)

Net cash (used in) provided by financing activities	(208,563)	1,205,473

Effect of foreign currency exchange rates on cash and cash equivalents	(58,358)	(2,800)

Net increase in cash and cash equivalents	(3,281,372)	(1,641,320)
Cash and cash equivalents at beginning of period	11,051,465	8,814,324

Cash and cash equivalents at end of period	$7,770,093	$7,173,004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-Cash Investing and Financing Activities:
Contingent obligation to Class D preferred stockholders of Beacon Power Corporation	$—	$(5,793,879)
Valuation adjustment for warrants to purchase common stock	$—	$992,421
Net gain on investment in Beacon Power Corporation	$—	$10,779,224
Contingent obligation to common stock warrant holders	$—	$1,439,525
Retirement of treasury shares	$—	$(249,704)
Change in unrealized gain(loss) on marketable securities	$(26,367)	$—
Change in unrealized gain(loss) on Beacon Power Corporation common stock	$(4,752,970)	$—

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A.  Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its majority-owned subsidiaries (collectively, the "Company") as of March 30, 2002 and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended September 30, 2001. Operating results for the three and six months ended March 30, 2002 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Change in Reporting Period

        In fiscal year 2002, the Company has changed the reporting periods for operational purposes for the first three quarters of its fiscal year to the 13-week periods ending on the last Saturday of the last month of each quarter. As a result, the Company's second quarter of fiscal year 2002 ended on March 30, 2002. The Company believes that due to this fact there is no material difference between the 2002 and 2001 reporting period for the three and six month periods and that the results of both periods are comparable.

Note B.  Significant Accounting Policies

Accounting for Derivative Instruments

        On October 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Upon adoption of SFAS No. 133, the Company recorded an unrealized loss on its investments in derivatives, consisting of warrants to purchase Mechanical Technology Incorporated common stock, in its results of operations as a cumulative effect of a change in accounting principle of $1,021,725.

        In September 2000, the Emerging Issues Task Force issued EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, the Company had determined that the outstanding warrants to purchase 100,000 shares of the Company's Common Stock issued to Mechanical Technology Incorporated be designated as a liability, as a result of the warrant holders having rights that rank higher than those of common stockholders. Effective December 28, 2001, the Company amended these warrants, removing the provisions providing the warrant holders with rights that rank higher than those of common stockholders. As a result of the amendment, these warrants meet the criteria of equity instruments in accordance with EITF 00-19 and, therefore, the Company reclassified the value of these warrants to equity from liabilities.

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

        The Company completed the first step of the transitional goodwill impairment test during the three months ended March 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2002, as required by SFAS No. 142. The Company utilized a third party independent valuation to determine the fair value of each of the reporting units based on a discounted cash flow income approach. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of October 1, 2001. As a result, the second step of the transitional goodwill impairment test is not required to be completed. The Company will be required to continue to perform a goodwill impairment test on an annual basis.

        The Company did not record expense related to the amortization of goodwill during the three and six months ended March 30, 2002. The Company recorded expense related to the amortization of goodwill of $158,495 and $319,432, during the three and six months ended March 31, 2001, respectively. The Company has determined that all of its intangible assets have finite lives and, therefore, the Company has continued to amortize its intangible assets. The Company recorded expense related to the amortization of its intangible assets of $148,650 and $169,853 during the three months ended March 30, 2002 and March 31, 2001, respectively, and $297,224 and $332,200 during the six months ended March 30, 2002 and March 31, 2001, respectively.

        Goodwill by reporting segment consists of the following:

Reporting Unit	Balance as of March 30, 2002
Applied Technology	$123,714
Power Systems	5,530,291
Electronics	580,648

$6,234,653

Intangible assets consist of the following:

			As of March 30, 2002
Reporting Unit	Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization
Applied Technology	Patents	15-20	$755,748	$(89,596)
Applied Technology	Completed Technology	10	3,142,882	(746,434)
Applied Technology	Favorable Lease	5	36,999	(17,575)
Applied Technology	Transition Service Agreement	3	101,542	(80,388)
Power Systems	Customer List	5	125,000	(81,250)
Power Systems	Drawings and Documentation	5	194,250	(143,238)
Power Systems	Completed Technology	5	260,000	(35,374)
Electronics	Customer List	10	250,000	(123,958)
Electronics	Drawings and Documentation	10	300,000	(148,750)
Electronics	Design and Manufacturing Cert.	10	700,000	(347,083)

			$5,866,421	$(1,813,646)

The estimated remaining amortization expense for each of the five succeeding fiscal years:

Year Ended September 30,
2002	$646,385
2003	$609,506
2004	$554,938
2005	$542,213
2006	$530,746

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

        In November 2001, the Emerging Issues Task Force (EITF) issued Topic No. D-103 (Topic D-103) relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with Topic D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company's arrangements have historically included reimbursement for expenses as part of the overall fee charged. As a result, the Company has historically accounted for these reimbursements as revenue and recorded the associated costs as either cost of product revenue or funded research and development and other revenue expenses. As a result, the Company's adoption of Topic D-103 had no impact on the Company's financial position, results of operations and cash flows.

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

        The Company performs funded research and development and product development for commercial companies and government agencies under cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, the Company receives periodic progress payments or payment upon reaching interim milestones and retains the rights to the intellectual property developed in government contracts. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of March 30, 2002 and September 30, 2001, the Company has accrued $75,000 for anticipated contract losses on commercial contracts. For the three months ended March 30, 2002 and March 31, 2001, revenue from commercial contracts, which represents other revenue, is included in funded research and development and other revenue and amounted to $67,520 and $150,873, respectively, and $88,496 and $285,222 during the six months ended March 30, 2002 and March 31, 2001, respectively.

        Cost of product revenue includes cost of product revenue including material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in funded research and development and other revenue expenses. For the three months ended March 30, 2002 and March 31, 2001, costs and expenses from commercial contracts, which represents other revenue expenses, are included in funded research and development and other revenue expenses and amounted to $89,463 and $175,868, respectively, and $144,160 and $213,510 for the six months ended March 30, 2002 and March 31, 2001, respectively.

        Deferred revenue consists of payments received from customers in advance of services performed, product shipped or installation completed.

        Unbilled contract costs and fees represent revenue recognized in excess of amounts billed due to contractual provisions or deferred costs that have not yet been recognized as revenue or billed to the customer. These amounts included retained fee and unliquidated costs totaling $82,733 and $173,685 at March 30, 2002 and September 30, 2001, respectively.

Note C.  Significant Events

Investment in Beacon Power Corporation

        During substantially all of the fiscal year ended September 30, 2001, the Company accounted for its investment in Beacon Power Corporation under the equity method of accounting and recorded $5,065,034 of losses from Beacon Power. On September 28, 2001, the Company distributed 5,000,000 shares of Beacon Power common stock to its stockholders. Upon the distribution of the 5,000,000 shares, the Company recorded the distribution of the 5,000,000 shares as a reduction of additional paid-in capital based on the book value per share prior to the distribution, or $0.59 per share. After the distribution, the Company owned approximately 11.0% of Beacon Power's outstanding voting stock. Additionally, the Company has determined that it does not have the ability to exercise significant influence over the operating and financial policies of Beacon Power and, therefore, has accounted for its investment in Beacon Power since September 28, 2001 using the fair value method as set forth in SFAS No. 115, Accounting for Certain Debt and Equity Securities. The Company is no longer required to record its share of any losses from Beacon Power and the investment is carried at fair value and designated as available for sale and any unrealized holding gains or losses are to be included in stockholders' equity as a component of accumulated other comprehensive income/(loss). As of March 30, 2002, the Beacon Power common stock had a fair value of $2,400,014 and the Company recorded an unrealized loss of $4,752,970 in stockholders' equity as a component of accumulated other comprehensive income/(loss) during the six months ended March 30, 2002.

        As of March 30, 2002, the fair market value of Beacon Power's common stock was $0.51 per share. The Company's cost basis in its investment in Beacon Power's common stock is $0.59 per share. As of March 30, 2002, the Company believes the decline in market value currently represents a temporary decline and no loss has currently been recognized in the statements of operations.

        Additionally, the Company has a warrant to purchase 173,704 shares of Beacon Power's common stock that has an exercise price of $1.25 per share and expires in 2005. The Company accounts for this warrant in accordance with SFAS No. 133 and, therefore, records the warrant at its fair value and records any change in value in its statement of operations. As of March 30, 2002, the warrant to purchase Beacon Power common stock had a fair value of $60,334 and is included in warrants to purchase common stock on the accompanying balance sheet.

Note D.  Loss per Share

        The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss before cumulative effect of change in accounting principle, the cumulative effect of change in accounting principle and net loss:

	Three Months Ended		Six Months Ended
	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001
Net loss before cumulative effect of change in accounting principle	$(4,996,277)	$(6,370,770)	$(10,393,011)	$(9,360,876)
Cumulative effect of change in accounting principle	—	—	—	$(1,021,725)

Net loss	$(4,996,277)	$(6,370,770)	$(10,393,011)	$(10,382,601)

Basic and diluted:
Common shares outstanding, beginning of period	16,539,597	13,847,685	16,539,597	13,796,685
Weighted average common shares issued during the period	—	22,193	—	52,013

Weighted average shares outstanding—basic and diluted	16,539,597	13,869,878	16,539,597	13,848,698

Net loss before cumulative effect of change in accounting principle per weighted average share, basic and diluted	$(0.30)	$(0.46)	$(0.63)	$(0.68)
Cumulative effect of change in accounting principle per weighted average share, basic and diluted	—	—	—	(0.07)

Net loss per weighted average share, basic and diluted	$(0.30)	$(0.46)	$(0.63)	$(0.75)

Note D.  Loss per Share (Continued)

        As of March 30, 2002 and March 31, 2001, 3,948,532 and 3,285,770 common stock equivalents, respectively, were excluded from the diluted weighted average common shares outstanding as their effect on net loss per share would be antidilutive.

        In December 2001, the Company granted options to purchase 15,000 shares of the Company's Common Stock to a public relations agency at an exercise price of $6.00 per share. This option vests equally in twelve monthly installments beginning in December 2001. As of March 30, 2002, options to purchase 2,500 shares of the Company's Common Stock have vested. The Company has recorded the fair value of the vested options, as determined by the Black-Scholes option-pricing model, of $15,200 to selling, general and administrative expenses during the six months ended March 30, 2002. The Company will continue to record the fair value of these options as a charge to operations over the vesting term.

Note E.  Inventory

        Inventory consists of the following:

	March 30, 2002	September 30, 2001
Raw material	$7,720,869	$6,146,102
Work-in-process	3,585,243	3,297,713
Finished goods	1,832,871	1,969,801

	$13,138,983	$11,413,616

Note F.  Segment Disclosures

        The Company's organizational structure is based on strategic business units that perform services and offer various products to the principal markets in which the Company's products are sold. These business units equate to three reportable segments: Applied Technology, Power Systems and the Electronics Division.

        The Company's Technology Center and its Electronic Power Products operation in Maryland perform research and development services in collaboration with third parties. The MagMotor Division, Ling Electronics and Advanced Fuel Cell Power products operations specialize in the engineering and manufacturing of power systems. Film Microelectronics, Inc. designs and manufactures electronic products. The Company's principal operations and markets are located in the United States.

        The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations before income taxes, interest income, interest expense, other income and loss, loss from Beacon Power Corporation, realized gain on sale of marketable securities, unrealized loss on warrants to purchase common stock and cumulative effect of change in accounting principle, excluding the effects of the write-off of the public offering costs and the amortization of goodwill and intangible assets associated with acquisitions. Common costs not directly attributable to a particular segment are included in the Applied Technology segment. These costs include corporate costs such as executive and officer compensation, facility costs, legal, audit and tax and other professional fees and totaled $1,124,159 and $972,325 for the three months ended March 30, 2002 and March 31, 2001, respectively, and $2,170,143 and $1,805,132 for the six months ended March 30, 2002 and March 31, 2001, respectively.

        The following is a summary of the Company's operations by operating segment:

	Three Months Ended		Six Months Ended
	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001
Applied Technology:
Funded research and development and other revenue	$2,833,925	$3,031,784	$5,050,458	$5,102,996

Loss from operations, net of amortization of goodwill and intangibles	$(646,425)	$(895,872)	$(2,092,837)	$(1,599,140)

Power Systems:
Product revenue	$4,959,517	$5,275,784	$8,653,974	$10,182,937

Loss from operations, net of amortization of goodwill and intangibles	$(3,571,711)	$(1,190,154)	$(6,855,949)	$(1,895,026)

Electronics:
Product revenue	$2,506,625	$3,228,695	$4,935,795	$5,744,210

Loss from operations, net of amortization of goodwill and intangibles	$(598,119)	$(117,529)	$(1,016,103)	$(735,774)

Consolidated:
Product revenue	$7,466,142	$8,504,479	$13,589,769	$15,927,147
Funded research and development and other revenue	2,833,925	3,031,784	5,050,458	5,102,996

Total revenue	$10,300,067	$11,536,263	$18,640,227	$21,030,143

Loss from operations, net of amortization of goodwill and intangibles	$(4,816,255)	$(2,203,555)	$(9,964,889)	$(4,229,940)
Write-off of public offering costs	—	(1,325,606)	—	(1,325,606)
Amortization of goodwill and intangibles	(148,560)	(322,736)	(297,224)	(645,470)

Operating loss	(4,964,815)	(3,851,897)	(10,262,113)	(6,201,016)
Net realized gain on sale of marketable securities	16,956	—	16,956	—
Net unrealized loss on warrants to purchase common stock	(93,719)	(786,801)	(343,606)	(992,421)
Interest income	77,904	151,276	263,880	265,309
Interest expense	(32,603)	(37,939)	(68,128)	(38,542)

Net loss before loss from Beacon Power Corporation and cumulative effect of change in accounting principle	$(4,996,277)	$(4,525,361)	$(10,393,011)	$(6,966,670)

        The following is a summary of the Company's total assets by operating segment:

	March 30, 2002	September 30, 2001
Applied Technology:
Segment assets	$15,234,236	$29,223,705
Power Systems:
Segment assets	25,340,149	21,835,106
Electronics:
Segment assets	8,991,562	9,987,749

Consolidated:
Segment assets	49,565,947	61,046,560
Investment in Beacon Power Corporation	2,400,014	7,152,984
Warrants to purchase common stock	191,058	576,915

Total assets	$52,157,019	$68,776,459

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended		Six Months Ended
	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001
Revenue by geographic region:
United States	$8,911,877	$9,991,845	$15,922,410	$18,407,353
Rest of world	1,388,190	1,544,418	2,717,817	2,622,790

Total revenue	$10,300,067	$11,536,263	$18,640,227	$21,030,143

Note G.  Legal Matters

        From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business. The Company is not aware of any current or pending litigation to which the Company is or may be a party that the Company believes could materially adversely affect its results of operations or financial condition.

Note H.  Subsequent Event

        During April 2002, the Company commenced a restructuring plan designed to streamline its production base, improve efficiency and enhance its competitiveness. The restructuring primarily includes reducing the work force and closing a production facility. The Company expects to complete the restructuring efforts during its third quarter of fiscal 2002 and is currently analyzing the impact on its financial statements. The Company estimates that the costs associated with the restructuring efforts will amount to approximately $2–$3 million, of which approximately $1-$1.5 million will be cash charges, and will be included in its third quarter of fiscal 2002.

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

        The unaudited pro forma information combines the historical statement of operations of SatCon for the six months ended March 31, 2001 and the historical statement of operations of Inverpower for the six months ended January 28, 2001. All financial information for Inverpower is presented in U.S. dollars and is presented in accordance with accounting principles generally accepted in the United States.

        The following unaudited pro forma combined consolidated statement of operations for the six months ended March 31, 2001 assumes the acquisition was consummated on October 1, 2000.

	Six Months Ended March 31, 2001
	SatCon Historical	Inverpower Historical	Pro Forma Adjustments			Pro Forma Combined
Revenue:
Product revenue	$15,927,147	$2,483,000	$			$18,410,147
Funded research and development and other revenue	5,102,996	—				5,102,996

Total revenue	21,030,143	2,483,000		—		23,513,143

Operating costs and expenses:
Cost of product revenue	12,858,417	2,315,000				15,173,417
Research and development and other revenue expenses:
Funded research and development revenue	3,721,521	—				3,721,521
Unfunded research and development expenses	2,832,876	706,000				3,538,876

Total research and development and other revenue expenses	6,554,397	706,000				7,260,397
Selling, general and administrative expenses	5,847,269	961,000				6,808,269
Write-off of public offering costs	1,325,606					1,325,606
Amortization of goodwill and intangibles	645,470	106,000		(80,000)	(1)	671,470

Total operating expenses	27,231,159	4,088,000		(80,000)		31,239,159

Operating loss	(6,201,016)	(1,605,000)		80,000		(7,726,016)
Net unrealized gain/(loss) on warrants to purchase common stock	(992,421)	—				(992,421)
Interest income	265,309	—				265,309
Interest expense	(38,542)	(363,000)				(401,542)

Net loss before loss from Beacon Power Corporation and cumulative effect of change in accounting principle	(6,966,670)	(1,968,000)		80,000		(8,854,670)
Loss from Beacon Power Corporation	(2,394,206)	—				(2,394,206)

Net loss before cumulative effect of change in accounting principle	(9,360,876)	(1,968,000)		80,000		(11,248,876)
Cumulative effect of change in accounting principle	(1,021,725)	—				(1,021,725)

Net loss	$(10,382,601)	$(1,968,000)		$80,000		$(12,270,601)

Net loss before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(0.68)					$(0.79)
Cumulative effect of changes in accounting principles per weighted average share, basic and diluted	(0.07)					(0.07)

Net loss per weighted average share, basic and diluted	$(0.75)					$(0.86)

Weighted average number of common shares, basic and diluted	13,848,698			400,000	(2)	14,248,698

The following is a summary of adjustments reflected in the unaudited pro forma combined consolidated statements of operations for the six months ended March 31, 2001:

(1)
Represents amortization of developed technology associated with the acquisition of Inverpower, which is being amortized on a straight-line basis over a 5-year period, or $26,000 for the six months ended March 31, 2001, net of the elimination of amortization expense related to certain assets not assumed in the acquisition. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized.

(2)
Pro forma loss per share has been computed using the weighted average shares of Common Stock outstanding adjusted for the issuance of 400,000 shares in connection with the acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

        SatCon develops enabling technologies for the emerging digital power marketplace which includes UPS systems, distributed power generation and power quality products. SatCon manufactures power and energy management products that convert, store and manage electricity for businesses and consumers that require high-quality, uninterruptible power. SatCon is utilizing its engineering and manufacturing expertise to develop products that serve the digital power marketplace, including UPS systems, distributed power generation and power quality products, industrial automation motors and controls, power electronics and controls, components for fuel cell and microturbine power generation systems, hybrid-electric vehicles and flywheel energy storage systems. SatCon believes the family of products it is developing will be integral components of distributed power generation and power quality systems.

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

        The Company has incurred significant costs to develop its technology and products. These costs have exceeded total revenue. As a result, the Company has incurred net losses in each of the past five fiscal years and for the six months ended March 30, 2002. As of March 30, 2002, the Company had an accumulated deficit of $74.9 million. The Company sees many attractive market opportunities and expects to grow its business over time. The restructuring activities initiated in April 2002 are expected to reduce its breakeven level to an annual revenue rate of approximately $60 million. However, since the Company is operating below that level, it expects to incur a loss in its current fiscal year.

Critical Accounting Policies and Significant Judgments and Estimates

        SatCon's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, receivable reserves, inventory reserves, investment in Beacon Power Corporation, goodwill and intangible assets and income taxes. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

        The significant accounting policies that management believes are most critical to aid in fully understanding and evaluating the Company's reported financial results include the following:

        The Company recognizes revenue from product sales in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. The Company provides for a warranty reserve at the time the product revenue is recognized.

        The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, the Company receives periodic progress payments or payment upon reaching interim milestones and retains the rights to the intellectual property developed in government contracts. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of March 30, 2002 and September 30, 2001, the Company has accrued $75,000 for anticipated contract losses on commercial contracts. For the three months ended March 30, 2002 and March 31, 2001, revenue from commercial contracts, which represents other revenue, is included in funded research and development and other revenue and amounted to $67,520 and $150,873, respectively, and $88,496 and $285,222 during the six months ended March 30, 2002 and March 31, 2001, respectively.

        Cost of product revenue includes cost of product revenue including material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements and other revenue are included in funded research and development and other revenue expenses. For the three months ended March 30, 2002 and March 31, 2001, costs and expenses from commercial contracts, which represents other revenue expenses, are included in funded research and development and other revenue expenses and amounted to $89,463 and $175,868, respectively, and $144,160 and $213,510 during the six months ended March 30, 2002 and March 31, 2001, respectively.

        Deferred revenue consists of payments received from customers in advance of services performed, product shipped or installation completed.

        Unbilled contract costs and fees represent revenue recognized in excess of amounts billed due to contractual provisions or deferred costs that have not yet been recognized as revenue or billed to the customer. These amounts included retained fee and unliquidated costs totaling $82,733 and $173,685 at March 30, 2002 and September 30, 2001, respectively.

Accounts Receivable

        Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of the Company's customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

Inventory

        The Company values its inventory at the lower of actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on its estimated forecast of product demand, as well as based on historical usage. Due to the custom and specific nature of certain of the Company's products, demand and usage for products and materials can fluctuate significantly. A significant decrease in demand for the Company's products could result in a short-term increase in the cost of inventory purchases and an increase of excess inventory quantities on hand. In addition, the Company's industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and its reported operating results.

Investment in Beacon Power Corporation

        During substantially all of the fiscal year ended September 30, 2001, the Company accounted for its investment in Beacon Power Corporation under the equity method of accounting and recorded $5,065,034 of losses from Beacon Power. On September 28, 2001, the Company distributed 5,000,000 shares of Beacon Power common stock to its stockholders. Upon the distribution of the 5,000,000 shares, the Company recorded the distribution of the 5,000,000 shares as a reduction of additional paid-in capital based on the book value per share prior to the distribution, or $0.59 per share. After the distribution, the Company owned 4,705,910 shares, or approximately 11.0%, of Beacon Power's outstanding voting stock. Additionally, the Company has determined that it does not have the ability to exercise significant influence over the operating and financial policies of Beacon Power and, therefore, now accounts for its investment in Beacon Power using the fair value method as set forth in Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Debt and Equity Securities. The Company is no longer required to record its share of any losses from Beacon Power and the investment is carried at fair value and designated as available for sale and any unrealized holding gains or losses to be included in stockholders' equity as a component of accumulated other comprehensive income/(loss). As of March 30, 2002, the shares of Beacon Power common stock held by the Company had a fair value of $2,400,014 and the Company recorded an unrealized loss of $4,752,970 in stockholders' equity as a component of accumulated other comprehensive income/(loss) during the six months ended March 30, 2002. As of March 30, 2002, the fair market value of Beacon Power's common stock was $0.51 per share. The Company's cost basis in its investment in Beacon Power's common stock is $0.59 per share. As of March 30, 2002, the Company believes the decline in market value currently represents a temporary decline and no loss has currently been recognized in the statements of operations. Additionally, the Company has a warrant to purchase 173,704 shares of Beacon Power's common stock that has an exercise price of $1.25 per share and expires in 2005. The Company accounts for this warrant in accordance with SFAS No. 133 and, therefore, records the warrant at its fair value and records any changes in value in its statement of operations. As of March 30, 2002, the warrant to purchase Beacon Power common stock had a fair value of $60,334 and is included in warrants to purchase common stock on the accompanying balance sheet.

Goodwill and Intangible Assets

        Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets purchased and liabilities assumed. The Company has accounted for its acquisitions using the purchase method of accounting. Values were assigned to goodwill and intangible assets based on third-party independent valuations, as well as management's forecasts and projections that include assumptions related to future revenues and cash flows generated from the acquired assets.

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

        The Company completed the first step of the transitional goodwill impairment test during the three months ended March 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2002, as required by SFAS No. 142. The Company utilized a third party independent valuation to determine the fair value of each of the reporting units based on a discounted cash flow income approach. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of October 1, 2001. As a result, the second step of the transitional goodwill impairment test is not required to be completed. The Company will be required to continue to perform a goodwill impairment test on an annual basis.

        The Company did not record expense related to the amortization of goodwill during the three and six months ended March 30, 2002. The Company recorded expense related to the amortization of goodwill of $158,495 and $319,432, during the three and six months ended March 31, 2001, respectively. The Company has determined that all of its intangible assets have finite lives and, therefore, the Company has continued to amortize its intangible assets. The Company recorded expense related to the amortization of its intangible assets of $148,650 and $169,853 during the three months ended March 30, 2002 and March 31, 2001, respectively, and $297,224 and $332,200 during the six months ended March 30, 2002 and March 31, 2001, respectively.

Accounting for Income Taxes

        The preparation of the Company's consolidated financial statements requires it to estimate its income taxes in each of the jurisdictions in which it operates, including those outside the United States which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating its actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. The Company must then record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

        Significant management judgment is required in determining its provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company had recorded a full valuation allowance against its deferred tax assets of $18,462,400 as of September 30, 2001, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on its estimates of taxable income by jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods it may need to adjust its valuation allowance which could materially impact its financial position and results of operations.

Results of Operations

        In fiscal year 2002, the Company has changed the reporting periods for operational purposes for the first three quarters of its fiscal year to the 13-week periods ending on the last Saturday of the last month of each quarter. As a result, the Company's second quarter of fiscal year 2002 ended on March 30, 2002. The Company believes that due to this fact there is no material difference between the 2002 and 2001 reporting period for the second quarter and that the results of both periods are comparable.

  Three Months Ended March 30, 2002 Compared to March 31, 2001

        Product Revenue.    Product revenue decreased by $1.0 million, or 12%, from $8.5 million to $7.5 million. The decrease was attributable to $316,000 of decreased revenue from Power Systems, of which magnetic levitation products and high-performance motors accounted for $1.1 million and Ling Electronics accounted for $1.5 million offset by an increase in power products of $2.2 million, primarily as a result of the acquisition of Inverpower. $722,000 of decreased revenue was attributable to the Electronics Division primarily due to the weakness in the telecommunications industry.

        Funded research and development and other revenue.    Funded research and development and other revenue decreased by $198,000, or 7%, from $3.0 million to $2.8 million. This decrease was primarily attributable to a reduction of $204,000 in funded research and development revenue from a Department of Energy program to develop low-cost power conversion modules for electric and hybrid-electric vehicles.

        Cost of product revenue.    Cost of product revenue increased by $1.0 million, or 15%, from $6.8 million to $7.8 million. The increase was attributable to $1.1 million of increased cost of product revenue from Power Systems, of which power products accounted for $2.0 million, primarily as the result of the acquisition of Inverpower, offset by a decrease in magnetic levitation products and high-performance motors of $263,000 and Ling Electronics of $592,000. $199,000 of decreased costs of product revenue was attributable to the Electronics Division. In addition, for the three months ended March 30, 2002, the Company provided a $227,000 reserve for excess and obsolete inventory as compared to $94,000 for the three months ended March 31, 2001 that is included in cost of product revenue. Gross margin from product revenue as a percentage of product revenue decreased from 20% to (5)%.

        Funded research and development and other revenue expenses.    Funded research and development and other revenue expenses decreased by $673,000, or 30%, from $2.3 million to $1.6 million. The decrease was primarily attributable to a reduction of $200,000 in funded research and development expenses from a Department of Energy program to develop low-cost power conversion modules for electric and hybrid-electric vehicles and a reduction of unabsorbed funded research and development and other revenue expenses.

        Unfunded research and development expenses.    Unfunded research and development expenses increased by $151,000, or 10%, from $1.5 million to $1.7 million. The increase is due to increased focus on internally funded research and development projects including the power inverter for an on-site power generation system and the Company's 250 kilowatt and 2.0 megawatt UPS and power quality systems.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased by $851,000, or 27%, from $3.2 million to $4.0 million. The increase was primarily due to the inclusion of Inverpower for the three months ended March 30, 2002 and to a lesser extent the increase in business development costs.

        Write-off of public offering costs.    On April 25, 2001, the Company converted its registration statement it initially filed with the Securities and Exchange Commission on October 30, 2000 to a shelf registration statement. The Company expensed during the three months ended March 31, 2001 $1.3 million of equity financing costs incurred in connection with the initial registration statement.

        Amortization of goodwill and intangibles.    Amortization of goodwill and intangibles decreased by $174,000, or 54%, from $323,000 to $149,000. The decrease is the result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, and of no longer being required to amortize goodwill and intangible assets with indeterminable lives. During the three months ended March 31, 2001, amortization of goodwill amounted to $158,000.

        Net unrealized loss on warrants to purchase common stock.    Net unrealized loss on warrants to purchase common stock decreased by $693,000, or 88%, from $787,000. The Company accounts for its warrants to purchase Mechanical Technology Incorporated's common stock and to purchase Beacon Power's common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, the Company has recorded these warrants at their fair value at March 30, 2002 and recorded an unrealized loss of $94,000 during the three months ended March 30, 2002.

        Other income.    Other income decreased to $62,000, or 55%, from $113,000. The decrease is the result of decreased interest income and increased interest expense associated with the increase in debt in the second and third quarters of 2001.

        Loss from Beacon Power Corporation.    Effective September 28, 2001, the Company accounts for its investment in Beacon Power using the fair value method as set forth in SFAS No. 115, Accounting for Certain Debt and Equity Securities. The Company is no longer required to record its share of any losses from Beacon Power, and the investment is carried at fair value and designated as available for sale and any unrealized holding gains and losses are to be included in stockholders' equity as a component of accumulated other comprehensive income (loss).

  Six Months Ended March 30, 2002 Compared to March 31, 2001

        Product Revenue.    Product revenue decreased by $2.3 million, or 15%, from $15.9 million to $13.6 million. The decrease was attributable to $1.5 million of decreased revenue from Power Systems, of which magnetic levitation products and high-performance motors accounted for $2.5 million and Ling Electronics accounted for $2.4 million offset by an increase in power products of $3.4 million, primarily as a result of the acquisition of Inverpower. $808,000 of decreased revenue was attributable to the Electronics Division primarily due to the weakness in the telecommunications industry.

        Funded research and development and other revenue.    Funded research and development and other revenue remained flat at $5.1 million. There was a $1.3 million increase in funded research and development revenue from a program to develop high power converter assemblies for the U.S. Navy's next generation of modern "all-electric" ships primarily offset by a reduction of $954,000 in funded research and development revenue from a Department of Energy program to develop low-cost power conversion modules for electric and hybrid-electric vehicles and a reduction of unabsorbed funded research and development and other revenue expenses.

        Cost of product revenue.    Cost of product revenue increased by $899,000, or 7%, from $12.9 million to $13.8 million. The increase was attributable to $1.5 million of increased cost of product revenue from Power Systems, of which power products accounted for $3.1 million, primarily as the result of the acquisition of Inverpower, offset by a decrease in magnetic levitation products and high-performance motors of $437,000 and Ling Electronics of $1.2 million. $677,000 of decreased costs of product revenue was attributable to the Electronics Division. In addition, for the six months ended March 30, 2002, the Company provided a $400,000 reserve for excess and obsolete inventory as compared to $326,000 for the six months ended March 31, 2001 that is included in cost of product revenue. Gross margin from product revenue as a percentage of product revenue decreased from 19% to (1)%.

        Funded research and development and other revenue expenses.    Funded research and development and other revenue expenses decreased by $396,000, or 11%, from $3.7 million to $3.3 million. The decrease was primarily attributable to a reduction of $763,000 in funded research and development expenses from a Department of Energy program to develop low-cost power conversion modules for electric and hybrid-electric vehicles and a reduction of unabsorbed funded research and development expenses offset by $1.0 million in funded research and development expenses from a program to develop high power converter assemblies for the U.S. Navy's next generation of modern "all-electric" ships.

        Unfunded research and development expenses.    Unfunded research and development expenses increased by $811,000, or 29%, from $2.8 million to $3.6 million. The increase is due to increased focus on internally funded research and development projects including the power inverter for an on-site power generation system and the Company's 250 kilowatt and 2.0 megawatt UPS and power quality systems.

        Selling, general and administrative expenses     Selling, general and administrative expenses increased by $2.0 million, or 35%, from $5.8 million to $7.9 million. The increase was primarily due to the inclusion of Inverpower for the six months ended March 30, 2002 and to a lesser extent the increase in business development costs. In addition, for the six months ended March 30, 2002, the Company provided a $125,000 reserve for doubtful accounts as compared to $36,000 for the six months ended March 31, 2001.

        Write-off of public offering costs.    On April 25, 2001, the Company converted its registration statement it initially filed with the Securities and Exchange Commission on October 30, 2000 to a shelf registration statement. The Company expensed during the six months ended March 31, 2001 $1.3 million of equity financing costs incurred in connection with the initial registration statement.

        Amortization of goodwill and intangibles.    Amortization of goodwill and intangibles decreased by $348,000, or 54%, from $645,000 to $297,000. The decrease is the result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, and of no longer being required to amortize goodwill and intangible assets with indeterminable lives. During the six months ended March 31, 2001, amortization of goodwill amounted to $319,000.

        Net unrealized loss on warrants to purchase common stock.    Net unrealized loss on warrants to purchase common stock decreased by $649,000, or 65%, from $992,000. The Company accounts for its warrants to purchase Mechanical Technology Incorporated's common stock and to purchase Beacon Power's common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, the Company has recorded these warrants at their fair value at March 30, 2002 and recorded an unrealized loss of $344,000 during the six months ended March 30, 2002.

        Other income (loss).    Other income decreased to $213,000, or 6%, from $227,000. The decrease is the result of decreased interest income and increased interest expense associated with the increase in debt in the second and third quarters of 2001.

        Loss from Beacon Power Corporation.    Effective September 28, 2001, the Company accounts for its investment in Beacon Power using the fair value method as set forth in SFAS No. 115, Accounting for Certain Debt and Equity Securities. The Company is no longer required to record its share of any losses from Beacon Power and the investment is carried at fair value and designated as available for sale, and any unrealized holding gains and losses are to be included in stockholders' equity as a component of accumulated other comprehensive income (loss).

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

        As of March 30, 2002, the Company's cash, cash equivalents and marketable securities were $7.8 million, a decrease of $13.2 million from September 30, 2001. Cash used in operating activities for the six months ended March 30, 2002 was $10.4 million as compared to $1.8 million for the six months ended March 30, 2001. Cash used in operating activities during the six months ended March 30, 2002 was primarily attributable to the Company's net loss and an increase in working capital offset by non-cash items such as depreciation and amortization, increases in allowances for doubtful accounts and excess and obsolete inventory, unrealized loss from warrants to purchase common stock and change in contingent obligation to common stock warrant holders.

        Cash used in investing activities during the six months ended March 30, 2002 was $2.5 million, excluding the sale of marketable securities of $9.9 million, as compared to $1.0 million for the six months ended March 31, 2001. Net cash used in investing activities during the six months ended March 30, 2002 included capital expenditures of $2.5 million primarily at the Company's Power Systems Division to expand its capacity to manufacture its power conversion products. The Company estimates that its capital expenditures for the balance of fiscal year 2002 will approximate depreciation. The Company expects these additions will be financed principally from lease financing and, to a lesser extent, cash on hand.

        Cash used by financing activities for the six months ended March 30, 2002 was $209,000 as compared to $1.2 million provided by financing activities for the six months ended March 31, 2001. Net cash used by financing activities during the six months ended March 30, 2002 includes $209,000 of repayment of long-term debt.

        The Company leases equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments, as of March 30, 2002, under the capital and operating leases with non-cancelable terms are as follows:

Year Ended September 30,	Capital Leases	Operating Leases
2002	$267,952	$1,248,815
2003	360,921	2,147,815
2004	279,550	739,570
2005	236,456	501,108
2006	316,762	262,367
Thereafter	—	1,168,000

Total (Operating lease commitments not reduced by minimum sublease rentals of $402,347)	$1,461,641	$6,067,675

        The Company anticipates that, barring unforeseen circumstances, the existing cash and cash equivalents available at March 30, 2002 will be sufficient to fund operations through September 30, 2002. However, in the event that the Company is unable to realize cost-saving measures that are underway, its expenses are higher than anticipated or its revenues or collections are lower or slower than anticipated, the Company may need additional cash prior to September 30, 2002. The Company may also need additional future funds in order to fund unanticipated operating losses, to grow, to develop new or enhance existing products and services, to respond to competitive pressures or to acquire complementary businesses, products or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the Company's stockholders will be reduced and the Company's stockholders may experience additional dilution. The terms of additional funding may also limit the Company's operating and financial flexibility. There can be no assurance that additional financing of any kind will be available to the Company on terms acceptable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company would be required to scale back its operations. Failure to obtain future funding when needed or on acceptable terms would materially, adversely affect the Company's results of operations.

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

        In November 2001, the Emerging Issues Task Force (EITF) issued Topic No. D-103 (Topic D-103) relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with Topic D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company's arrangements have historically included reimbursement for expenses as part of the overall fee charged. As a result, the Company has historically accounted for these reimbursements as revenue and recorded the associated costs as either cost of product revenue or funded research and development and other revenue expenses. As a result, the Company's adoption of Topic D-103 had no impact on the Company's financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company develops products in the United States and sells them worldwide. As a result, the Company's financial results could be affected by factors such as changes in foreign exchange rates or weak economic conditions in foreign markets. Since the Company's sales are generally priced in U.S. dollars and are translated to local currency amounts, a strengthening of the dollar could make the Company's products less competitive in foreign markets. Interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since the Company's investments are in short-term instruments. Based on the nature and current levels of the Company's investments and debt, however, the Company believes that there is no material market risk exposure.

PART II. OTHER INFORMATION

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

Item 3. Defaults Upon Senior Securities:

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders:

        At the Company's Annual Meeting of Stockholders (the "Annual Meeting") held on March 13, 2002, the Company's stockholders approved the following:

PROPOSAL	FOR	AGAINST/ WITHHELD	ABSTAIN	BROKER NON-VOTES
(1) To elect the following Class II Directors:
Michael C. Turmelle	13,372,083	1,434,169	—	—
Gerald L. Wilson	13,426,799	1,379,453	—	—

        The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Marshall J. Armstrong, David B. Eisenhaure, Alan P. Goldberg, James L. Kirtley, Jr. and Anthony J. Villiotti.

(2) To approve the Company's 2002 Stock Incentive Plan	6,348,526	2,231,374	64,425	6,161,927
(3) To ratify the selection of Arthur Andersen LLP as independent auditors for the fiscal year ending September 30, 2002	12,437,397	1,533,082	835,773	—

Item 5. Other Information:

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

        (a)    Exhibits

    The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

        (b)    Reports on Form 8-K

    On March 11, 2002, the Company filed a Current Report on Form 8-K, dated March 5, 2002, under Item 5 in connection with the Company's strategic collaboration agreement with Cheveron Energy Solutions, LP.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SATCON TECHNOLOGY CORPORATION
Date: May 14, 2002	By:	/s/ JOHN J. MCCABE John J. McCabe Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1	Strategic Collaboration Agreement between Chevron Energy Solutions, LP and the Registrant, dated January 23, 2002
99	Risk Factors

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
PART II. OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX