Form 10-Q
period 2002-06-29
SATCON TECHNOLOGY CORP
filed 2002-08-12
CIK 889423

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2002
Commission File Number 1-11512

SATCON TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	04-2857552 (IRS Employer Identification No.)

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

Common Stock, $0.01 Par Value,
16,741,646 shares outstanding as of July 31, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 29, 2002	September 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,247,532	$11,051,465
Marketable securities	—	9,872,317
Accounts receivable, net of allowance of $737,640 at June 29, 2002 and $775,706 at September 30, 2001	7,294,045	8,636,740
Unbilled contract costs and fees	1,023,513	578,098
Inventory	11,538,444	11,413,616
Prepaid expenses and other current assets	942,058	913,860

Total current assets	25,045,592	42,466,096
Investment in Beacon Power Corporation	1,035,300	7,152,984
Warrants to purchase common stock	22,358	576,915
Property and equipment, net	9,435,311	7,778,904
Goodwill, net	6,234,653	6,234,653
Intangibles, net	3,892,293	4,347,601
Other long-term assets	172,306	219,306

Total assets	$45,837,813	$68,776,459

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$311,178	$331,824
Accounts payable	5,206,419	7,419,898
Accrued payroll and payroll related expenses	1,904,883	1,437,665
Other accrued expenses	2,984,967	2,271,502
Deferred revenue	1,037,987	1,381,040

Total current liabilities	11,445,434	12,841,929
Long-term debt, net of current portion	790,748	1,039,487
Other long-term liabilities	141,201	149,274
Contingent obligation to common stock warrant holders	—	234,699
Stockholders' equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.01 par value, 50,000,000 shares authorized; 16,600,089 and 16,539,597 shares issued and outstanding at June 29, 2002 and September 30, 2001, respectively	166,001	165,396
Additional paid-in capital	115,002,883	114,593,612
Accumulated deficit	(79,848,753)	(64,459,763)
Accumulated other comprehensive income (loss)	(1,859,701)	4,211,825

Total stockholders' equity	33,460,430	54,511,070

Total liabilities and stockholders' equity	$45,837,813	$68,776,459

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Revenue:
Product revenue	$8,758,121	$7,562,978	$22,347,890	$23,490,125
Funded research and development and other revenue	2,996,198	3,076,851	8,046,656	8,179,847

Total revenue	11,754,319	10,639,829	30,394,546	31,669,972

Operating costs and expenses:
Cost of product revenue	7,849,003	6,225,769	21,606,070	19,084,186
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	1,910,781	2,076,568	5,236,104	5,798,089
Unfunded research and development expenses	1,108,486	1,478,212	4,752,742	4,311,088

Total research and development and other revenue expenses	3,019,267	3,554,780	9,988,846	10,109,177
Selling, general and administrative expenses	3,911,287	3,560,648	11,789,757	9,407,917
Write-off of public offering costs	—	95,021	—	1,420,627
Amortization of intangibles (including goodwill for 2001)	149,079	322,735	446,303	968,205
Restructuring costs	1,500,000	—	1,500,000	—

Total operating costs and expenses	16,428,636	13,758,953	45,330,976	40,990,112

Operating loss	(4,674,317)	(3,119,124)	(14,936,430)	(9,320,140)
Net realized gain on sale of marketable securities	—	—	16,956	—
Net unrealized gain/loss on warrants to purchase common stock	(168,700)	767,644	(512,306)	(224,777)
Other expense	(132,027)	—	(132,027)	—
Interest income	9,927	150,245	273,807	415,554
Interest expense	(30,862)	(33,943)	(98,990)	(72,485)

Net loss before loss from Beacon Power Corporation and cumulative effect of change in accounting principle	(4,995,979)	(2,235,178)	(15,388,990)	(9,201,848)
Loss from Beacon Power Corporation	—	(1,303,306)	—	(3,697,512)

Net loss before cumulative effect of change in accounting principle	(4,995,979)	(3,538,484)	(15,388,990)	(12,899,360)
Cumulative effect of change in accounting principle	—	854,113	—	(167,612)

Net loss	(4,995,979)	(2,684,371)	(15,388,990)	(13,066,972)
Cumulative effect of change in accounting principle	—	(1,940,798)	—	(1,940,798)

Net loss attributable to common stockholders	$(4,995,979)	$(4,625,169)	$(15,388,990)	$(15,007,770)

Net loss before cumulative effect of change in accounting principle per weighted average share, basic and diluted	$(0.30)	$(0.24)	$(0.93)	$(0.92)
Cumulative effect of change in accounting principle per weighted average share, basic and diluted	—	(0.08)	—	(0.15)

Net loss per weighted average share, basic and diluted	$(0.30)	$(0.32)	$(0.93)	$(1.07)

Weighted average number of common shares, basic and diluted	16,569,843	14,492,407	16,549,679	14,063,268

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the nine months ended June 29, 2002

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Comprehensive Loss
Balance, September 30, 2001	16,539,597	$165,396	$114,593,612	$(64,459,763)	$4,211,825	$54,511,070
Net loss	—	—	—	(15,388,990)	—	(15,388,990)	$(15,388,990)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(26,367)	(26,367)	(26,367)
Change in unrealized gain (loss) on Beacon Power Corporation common stock	—	—	—	—	(6,117,684)	(6,117,684)	(6,117,684)
Reclassification of common stock warrants from liability to equity	—	—	192,448	—	—	192,448
Stock-based compensation related to options to purchase common stock to consultants	—	—	20,831	—	—	20,831
Issuance of common stock to 401(k) Plan	60,492	605	195,992	—	—	196,597
Foreign currency translation adjustment	—	—	—	—	72,525	72,525	72,525

Comprehensive loss							$(21,460,516)

Balance, June 29, 2002	16,600,089	$166,001	$115,002,883	$(79,848,753)	$(1,859,701)	$33,460,430

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 29, 2002	June 30, 2001
Cash flows from operating activities:
Net loss	$(15,388,990)	$(13,066,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,616,180	1,794,157
Allowance for doubtful accounts	125,007	153,391
Allowance for excess and obsolete inventory	1,008,000	1,000,399
Loss from Beacon Power Corporation	—	3,697,512
Net realized gain on sale of marketable securities	(16,956)	—
Net unrealized loss on warrants to purchase common stock	554,557	1,246,502
Change in contingent obligation to common stock warrant holders	(42,251)	(854,113)
Amortization of prepaid consulting expense	—	112,500
Common stock issued in connection with settlement agreement	—	162,500
Write-off of public offering costs	—	1,420,627
Stock-based compensation expense	217,428	—
Changes in operating assets and liabilities:
Accounts receivable	1,217,688	(321,565)
Unbilled contract costs and fees	(445,415)	494,971
Prepaid expenses and other current assets	(28,198)	(290,246)
Inventory	(1,132,828)	(3,048,640)
Other long-term assets	47,000	68,270
Accounts payable	(2,213,479)	1,631,295
Accrued expenses and payroll	1,180,683	268,942
Other liabilities	(351,126)	(264,615)

Total adjustments	1,736,290	7,271,887

Net cash used in operating activities	(13,652,700)	(5,795,085)

Cash flows from investing activities:
Patent and intangible expenditures	—	(19,200)
Purchases of property and equipment	(2,817,279)	(1,343,147)
Purchases of marketable securities	—	(9,845,950)
Proceeds from the sale of marketable securities	9,889,273	—
Acquisitions, net of cash acquired	—	(169,364)

Net cash provided by (used in) investing activities	7,071,994	(11,377,661)

Cash flows from financing activities:
Proceeds from long-term debt	—	1,505,182
Repayment of long-term debt	(269,385)	(342,138)
Net proceeds from issuance of common stock	—	17,090,573
Proceeds from exercise of stock options	—	677,077
Proceeds from exercise of stock warrants	—	6,329,520
Deferred equity financing costs	—	(741,647)

Net cash (used in) provided by financing activities	(269,385)	24,518,567

Effect of foreign currency exchange rates on cash and cash equivalents	46,158	(3,189)

Net increase in cash and cash equivalents	(6,803,933)	7,342,632
Cash and cash equivalents at beginning of period	11,051,465	8,814,324

Cash and cash equivalents at end of period	$4,247,532	$16,156,956

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-Cash Investing and Financing Activities:
Accretion of redeemable preferred stock discount	$—	$1,940,798
Contingent obligation to Class D preferred stockholders of Beacon Power Corporation	$—	$(5,793,879)
Valuation adjustment for warrants to purchase common stock	$(554,557)	$224,777
Net gain on investment in Beacon Power Corporation	$—	$10,779,224
Contingent obligation to common stock warrant holders	$(42,251)	$651,308
Retirement of treasury shares	$—	$(249,704)
Change in unrealized gain(loss) on marketable securities	$(26,367)	$—
Change in unrealized gain(loss) on Beacon Power Corporation common stock	$(6,117,684)	$—

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A. Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its majority-owned subsidiaries (collectively, the "Company") as of June 29, 2002 and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended September 30, 2001. Operating results for the three and nine months ended June 29, 2002 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Change in Reporting Period

        In fiscal year 2002, the Company has changed the reporting periods for operational purposes for the first three quarters of its fiscal year to the 13-week periods ending on the last Saturday of the last month of each quarter. As a result, the Company's third quarter of fiscal year 2002 ended on June 29, 2002. The Company believes that due to this fact there is no material difference between the 2002 and 2001 reporting period for the three and nine month periods and that the results of both periods are comparable.

Note B. Liquidity and Capital Resources

        Since inception, the Company has financed its operations and met its capital expenditure requirements primarily through the sale of private equity securities, public security offerings, borrowings on a line of credit and capital equipment leases.

        As of June 29, 2002, the Company's cash, cash equivalents and marketable securities were $4.2 million, a decrease of $16.7 million from September 30, 2001. Cash used in operating activities for the nine months ended June 29, 2002 was $13.7 million as compared to $5.8 million for the nine months ended June 30, 2001. Cash used in operating activities during the nine months ended June 29, 2002 was primarily attributable to the Company's net loss offset by non-cash items such as depreciation and amortization, increases in allowances for doubtful accounts and excess and obsolete inventory, unrealized loss from warrants to purchase common stock, change in contingent obligation to common stock warrant holders and non-cash compensation expense.

        Cash used in investing activities during the nine months ended June 29, 2002 was $2.8 million, excluding the sale of marketable securities of $9.9 million, as compared to $1.5 million, excluding the purchase of marketable securities of $9.8 million, for the nine months ended June 30, 2001. Net cash used in investing activities during the nine months ended June 29, 2002 included capital expenditures of $2.8 million primarily at the Company's Power Systems Division to expand its capacity to manufacture its power conversion products. The Company estimates that its capital expenditures for the balance of fiscal year 2002 will approximate depreciation. The Company expects these additions will be financed principally from lease financing and, to a lesser extent, cash on hand.

        Cash used by financing activities for the nine months ended June 29, 2002 was $269,000 as compared to $24.5 million provided by financing activities for the nine months ended June 30, 2001.

Net cash used by financing activities during the nine months ended June 29, 2002 includes $269,000 of repayment of long-term debt.

        The Company leases equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments, as of June 29, 2002, under the capital and operating leases with non-cancelable terms are as follows:

Year Ended September 30,	Capital Leases	Operating Leases
2002	$91,683	$612,754
2003	366,733	2,147,815
2004	279,550	739,570
2005	236,456	501,108
2006	316,762	262,367
Thereafter	—	1,168,000

Total (Operating lease commitments not reduced by minimum sublease rentals of $209,366)	$1,291,184	$5,431,614

        The Company anticipates that, barring unforeseen circumstances, the existing cash and cash equivalents available at June 29, 2002 will be sufficient to fund operations through September 30, 2002. However, in the event that the Company is unable to realize cost-saving measures that are underway, its expenses are higher than anticipated or its revenues or collections are lower or slower than anticipated, the Company may need additional cash prior to September 30, 2002. The Company may also need additional future funds in order to fund unanticipated operating losses, to grow, to develop new or enhance existing products and services, to respond to competitive pressures or to acquire complementary businesses, products or technologies. Sources of additional funding could include obtaining a credit facility or the issuance of debt or equity securities. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the Company's stockholders will be reduced and the Company's stockholders may experience additional dilution. The terms of additional funding may also limit the Company's operating and financial flexibility. There can be no assurance that additional financing of any kind will be available to the Company on terms acceptable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company would be required to scale back its operations. Failure to obtain future funding when needed or on acceptable terms would materially, adversely affect the Company's financial position and results of operations.

        In late July 2002 the Company received a letter of commitment from the Silicon Valley Bank for a $5 million revolving line of credit. This commitment provided that the line of credit will be secured by most of the assets of the Company and is formula based with a 75% draw against eligible receivables as defined in the agreement, and requires the Company to raise $4 million of subordinated debt or equity by December 1, 2002. On August 2, 2002 the Company accepted the terms of the commitment and is working with the bank on the documentation and the other conditions to close the loan before the expiration of the commitment. However, there can be no assurance that the Company will close the loan or, if the loan closes, that the Company will be able to raise the $4 million of equity or subordinated debt as specified by December 1, 2002 to continue the loan. Further, if the Company's cash at June 29, 2002 is insufficient to fund operations through September 30, 2002, and the Company does not close the proposed loan with the Silicon Valley Bank or, if the loan is closed the Company is unable to raise the $4 million of equity or subordinated debt by December 1, 2002, the Company will need to consider other options. Some of the options include selling assets or businesses, restructuring the Company so that it is able to operate using only its cash flow or securing some other form of financing. There can be no assurance, however, that the Company would be successful in executing any of these options. If the Company is not successful, it will likely have a material adverse effect on the Company's financial position and results of operation.

Note C. Significant Accounting Policies

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

        The Company did not record expense related to the amortization of goodwill during the three and nine months ended June 29, 2002. The Company recorded expense related to the amortization of goodwill of $159,716 and $479,148 during the three and nine months ended June 30, 2001, respectively. The Company has determined that all of its intangible assets have finite lives and, therefore, the Company has continued to amortize its intangible assets. The Company recorded expense related to the amortization of its intangible assets of $149,079 and $163,019 during the three months ended June 29, 2002 and June 30, 2001, respectively, and $446,303 and $489,057 during the nine months ended June 29, 2002 and June 30, 2001, respectively.

        Goodwill by reporting segment consists of the following:

Reporting Unit	Balance as of June 29, 2002
Applied Technology	$123,714
Power Systems	5,530,291
Electronics	580,648

$6,234,653

        Intangible assets consist of the following:

			As of June 29, 2002
Reporting Unit	Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization
Applied Technology	Patents	15-20	$755,748	$(91,954)
Applied Technology	Completed Technology	10	3,142,882	(825,006)
Applied Technology	Favorable Lease	5	36,999	(19,425)
Applied Technology	Transition Service Agreement	3	101,542	(88,850)
Power Systems	Customer List	5	125,000	(87,500)
Power Systems	Drawings and Documentation	5	194,250	(152,950)
Power Systems	Completed Technology	5	260,000	(57,402)
Electronics	Customer List	10	250,000	(130,208)
Electronics	Drawings and Documentation	10	300,000	(156,250)
Electronics	Design and Manufacturing Cert.	10	700,000	(364,583)

			$5,866,421	$(1,974,128)

        The estimated amortization expense for each of the five succeeding fiscal years:

Year Ended September 30,
2002	$666,385
2003	$689,506
2004	$634,938
2005	$622,213
2006	$610,746

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets,which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

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

        The Company performs funded research and development and product development for commercial companies and government agencies under cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, the Company receives periodic progress payments or payment upon reaching interim milestones and retains the rights to the intellectual property developed in government contracts. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of June 29, 2002 and September 30, 2001, the Company has accrued $75,000 for anticipated contract losses on commercial contracts. For the three months ended June 29, 2002 and June 30, 2001, revenue from commercial contracts, which represents other revenue, is included in funded research and development and other revenue and amounted to $86,898 and $116,722, respectively, and $175,394 and $401,944 during the nine months ended June 29, 2002 and June 30, 2001, respectively.

        Cost of product revenue includes cost of product revenue including material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in funded research and development and other revenue expenses. For the three months ended June 29, 2002 and June 30, 2001, costs and expenses from commercial contracts, which represents other revenue expenses, are included in funded research and development and other revenue expenses and amounted to $58,376 and $31,892, respectively, and $151,387 and $245,403 for the nine months ended June 29, 2002 and June 30, 2001, respectively.

        Deferred revenue consists of payments received from customers in advance of services performed, product shipped or installation completed.

        Unbilled contract costs and fees represent revenue recognized in excess of amounts billed due to contractual provisions or deferred costs that have not yet been recognized as revenue or billed to the customer. These amounts included retained fee and unliquidated costs totaling $51,129 and $173,685 at June 29, 2002 and September 30, 2001, respectively.

Note D. Significant Events

Investment in Beacon Power Corporation

        During substantially all of the fiscal year ended September 30, 2001, the Company accounted for its investment in Beacon Power Corporation under the equity method of accounting and recorded $5,065,034 of losses from Beacon Power. On September 28, 2001, the Company distributed 5,000,000 shares of Beacon Power common stock to its stockholders. Upon the distribution of the 5,000,000 shares, the Company recorded the distribution of the 5,000,000 shares as a reduction of additional paid-in capital based on the book value per share prior to the distribution, or $0.59 per share. After the distribution, the Company owned 4,705,910 shares, or approximately 11.0%, of Beacon Power's outstanding voting stock. Additionally, the Company has determined that it does not have the ability to exercise significant influence over the operating and financial policies of Beacon Power and, therefore, has accounted for its investment in Beacon Power since September 28, 2001 using the fair value method as set forth in SFAS No. 115, Accounting for Certain Debt and Equity Securities. The Company is no longer required to record its share of any losses from Beacon Power and the investment is carried at fair value and designated as available for sale and any unrealized holding gains or losses are to be included in stockholders' equity as a component of accumulated other comprehensive income/(loss). As of June 29, 2002, the Beacon Power common stock had a fair value of $1,035,300 and the Company recorded an unrealized loss of $6,117,684 in stockholders' equity as a component of accumulated other comprehensive income/(loss) during the nine months ended June 29, 2002.

        As of June 29, 2002, the fair market value of Beacon Power's common stock was $0.22 per share. The Company's cost basis in its investment in Beacon Power's common stock is $0.59 per share. As of June 29, 2002, the Company believes the decline in market value currently represents a temporary decline and no loss has currently been recognized in the statements of operations.

        Additionally, the Company has a warrant to purchase 173,704 shares of Beacon Power's common stock that has an exercise price of $1.25 per share and expires in 2005. The Company accounts for this warrant in accordance with SFAS No. 133 and, therefore, records the warrant at its fair value and records any change in value in its statement of operations. As of June 29, 2002, the warrant to purchase Beacon Power common stock had a fair value of $20,654 and is included in warrants to purchase common stock on the accompanying balance sheet.

Restructuring Costs

        During April 2002, the Company commenced a restructuring plan designed to streamline its production base, improve efficiency and enhance its competitiveness and recorded a restructuring charge of $1.5 million. The restructuring charge includes approximately $600,000 for severance costs associated with the reduction of approximately 53 employees, or 15% of the work force. The reductions occurred in the following business segments: Applied Technology - 5; Corporate - 1; Electronics - 13; and Power Systems - 34 and the following functions: manufacturing - 40; research and development - 3; and selling, general and administrative - 10. As of June 29, 2002, 47 employees have been terminated and the remaining are expected to be terminated by the end of this fiscal year. In addition, as of June 29, 2002, $323,000 of the severance has been paid and the remaining will be paid by the end of this fiscal year. The balance of the restructuring charge relates to the closing of the Anaheim, CA facility. These costs include approximately $325,000 of cash charges primarily related to rent, real estate taxes and operating costs to be paid through the remainder of the lease and an estimated $350,000 of other cash charges for restoration and clean-up. In addition, approximately $225,000 of the restructuring charge relates to non-cash charges on assets to be disposed of. The Company anticipates the Anaheim, CA facility to be closed during the first quarter of fiscal year 2003.

Note E. Loss per Share

        The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss before cumulative effect of change in accounting principle, the cumulative effect of change in accounting principle and net loss:

	Three Months Ended		Nine Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net loss before cumulative effect of change in accounting principle	$(4,995,979)	$(3,538,484)	$(15,388,990)	$(12,899,360)
Cumulative effect of change in accounting principle	—	(1,086,685)	—	(2,108,410)

Net loss	$(4,995,979)	$(4,625,169)	$(15,388,990)	$(15,007,770)

Basic and diluted:
Common shares outstanding, beginning of period	16,539,597	13,889,836	16,539,597	13,796,685
Weighted average common shares issued during the period	30,246	602,571	10,082	266,583

Weighted average shares outstanding—basic and diluted	16,569,843	14,492,407	16,549,679	14,063,268

Net loss before cumulative effect of change in accounting principle per weighted average share, basic and diluted	$(0.30)	$(0.24)	$(0.93)	$(0.92)
Cumulative effect of change in accounting principle per weighted average share, basic and diluted	—	(0.08)	—	(0.15)

Net loss per weighted average share, basic and diluted	$(0.30)	$(0.32)	$(0.93)	$(1.07)

        As of June 29, 2002 and June 30, 2001, 4,094,973 and 3,337,121 common stock equivalents, respectively, were excluded from the diluted weighted average common shares outstanding as their effect on net loss per share would be antidilutive.

        In December 2001, the Company granted options to purchase 15,000 shares of the Company's Common Stock to a public relations agency at an exercise price of $6.00 per share. This option vests equally in twelve monthly installments beginning in December 2001. As of June 29, 2002, options to purchase 8,750 shares of the Company's Common Stock have vested. The Company has recorded the fair value of the vested options, as determined by the Black-Scholes option-pricing model, of $20,831 to selling, general and administrative expenses during the nine months ended June 29, 2002. The Company will continue to record the fair value of these options as a charge to operations over the vesting term.

Note F. Inventory

        Inventory consists of the following:

	June 29, 2002	September 30, 2001
Raw material	$7,290,099	$6,146,102
Work-in-process	2,779,992	3,297,713
Finished goods	1,468,353	1,969,801

	$11,538,444	$11,413,616

Note G. Segment Disclosures

        The Company's organizational structure is based on strategic business units that perform services and offer various products to the principal markets in which the Company's products are sold. These business units equate to three reportable segments: Applied Technology, Power Systems and Electronics.

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

        The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations before income taxes, interest income, interest expense, other income and loss, loss from Beacon Power Corporation, realized gain on sale of marketable securities, unrealized loss on warrants to purchase common stock and cumulative effect of change in accounting principle, excluding the effects of the write-off of the public offering costs, restructuring costs and the amortization of goodwill and intangible assets associated with acquisitions. Common costs not directly attributable to a particular segment are included in the Applied Technology segment. These costs include corporate costs such as executive and officer compensation, facility costs, legal, audit and tax and other professional fees and totaled $941,770 and $1,064,350 for the three months ended June 29, 2002 and June 30, 2001, respectively, and $3,111,913 and $2,869,482 for the nine months ended June 29, 2002 and June 30, 2001, respectively.

        The following is a summary of the Company's operations by operating segment:

	Three Months Ended		Nine Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Applied Technology:
Funded research and development and other revenue	$2,996,198	$3,076,851	$8,046,656	$8,179,847

Loss from operations, net of amortization of goodwill and intangibles	$(526,681)	$(707,421)	$(2,619,518)	$(2,306,561)

Power Systems:
Product revenue	$6,170,803	$4,437,416	$14,824,776	$14,620,353

Loss from operations, net of amortization of goodwill and intangibles	$(2,376,487)	$(2,150,574)	$(9,232,436)	$(4,045,600)

Electronics:
Product revenue	$2,587,318	$3,125,562	$7,523,114	$8,869,772

Income (loss) from operations, net of amortization of goodwill and intangibles	$(122,070)	$156,627	$(1,138,173)	$(579,147)

Consolidated:
Product revenue	$8,758,121	$7,562,978	$22,347,890	$23,490,125
Funded research and development and other revenue	2,996,198	3,076,851	8,046,656	8,179,847

Total revenue	$11,754,319	$10,639,829	$30,394,546	$31,669,972

Loss from operations, net of amortization of goodwill and intangibles	$(3,025,238)	$(2,701,368)	$(12,990,127)	$(6,931,308)
Write-off of public offering costs	—	(95,021)	—	(1,420,627)
Amortization of goodwill and intangibles	(149,079)	(322,735)	(446,303)	(968,205)
Restructuring costs	(1,500,000)	—	(1,500,000)	—

Operating loss	(4,674,317)	(3,119,124)	(14,936,430)	(9,320,140)
Net realized gain on sale of marketable securities	—	—	16,956	—
Net unrealized loss on warrants to purchase common stock	(168,700)	767,644	(512,306)	(224,777)
Other expense	(132,027)	—	(132,027)	—
Interest income	9,927	150,245	273,807	415,554
Interest expense	(30,862)	(33,943)	(98,990)	(72,485)

Net loss before loss from Beacon Power Corporation and cumulative effect of change in accounting principle	$(4,995,979)	$(2,235,178)	$(15,388,990)	$(9,201,848)

        Common assets not directly attributable to a particular segment are included in the Applied Technology segment. These assets include cash and cash equivalents, marketable securities, prepaid and other corporate assets. The following is a summary of the Company's total assets by operating segment:

	June 29, 2002	September 30, 2001
Applied Technology:
Segment assets	$11,894,287	$29,223,705
Power Systems:
Segment assets	24,220,530	21,835,106
Electronics:
Segment assets	8,665,338	9,987,749

Consolidated:
Segment assets	44,780,155	61,046,560
Investment in Beacon Power Corporation	1,035,300	7,152,984
Warrants to purchase common stock	22,358	576,915

Total assets	$45,837,813	$68,776,459

        The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Revenue by geographic region:
United States	$9,486,962	$9,147,911	$25,409,372	$27,555,264
Rest of world	2,267,357	1,491,918	4,985,174	4,114,708

Total revenue	$11,754,319	$10,639,829	$30,394,546	$31,669,972

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

        The unaudited pro forma information combines the historical statement of operations of SatCon for the nine months ended June 30, 2001 and the historical statement of operations of Inverpower for the nine months ended January 28, 2001. All financial information for Inverpower is presented in U.S. dollars and is presented in accordance with accounting principles generally accepted in the United States.

        The following unaudited pro forma combined consolidated statement of operations for the nine months ended June 30, 2001 assumes the acquisition was consummated on October 1, 2000.

	Nine Months Ended June 30, 2001
	SatCon Historical	Inverpower Historical	Pro Forma Adjustments	Pro Forma Combined
Revenue:
Product revenue	$23,490,125	$3,153,000		$26,643,125
Funded research and development and other revenue	8,179,847	—		8,179,847

Total revenue	31,669,972	3,153,000	—	34,822,972

Operating costs and expenses:
Cost of product revenue	19,084,186	3,001,000	—	22,085,186
Research and development and other revenue expenses:
Funded research and development revenue	5,798,089	—	—	5,798,089
Unfunded research and development expenses	4,311,088	1,144,000	—	5,455,088

Total research and development and other revenue expenses	10,109,177	1,144,000	—	11,253,177
Selling, general and administrative expenses	9,407,917	1,407,000	—	10,814,917
Write-off of public offering costs	1,420,627	—	—	1,420,627
Amortization of goodwill and intangibles	968,205	27,000	$12,000 (1)	1,007,205

Total operating expenses	40,990,112	5,579,000	12,000	46,581,112

Operating loss	(9,320,140)	(2,426,000)	(12,000)	(11,758,140)
Other income/(loss), net	(224,777)	24,000	—	(200,777)
Interest income	415,554	18,000	—	433,554
Interest expense	(72,485)	(720,000)	—	(792,485)

Net loss before loss from Beacon Power Corporation and cumulative effect of change in accounting principle	(9,201,848)	(3,104,000)	(12,000)	(12,317,848)
Loss from Beacon Power Corporation	(3,697,512)	—	—	(3,697,512)

Net loss before cumulative effect of change in accounting principle	(12,899,360)	(3,104,000)	(12,000)	(16,015,360)
Cumulative effect of change in accounting principle	(167,612)	—	—	(167,612)

Net loss	(13,066,972)	(3,104,000)	(12,000)	(16,182,972)
Cumulative effect of change in accounting principle	(1,940,798)	—	—	(1,940,798)

Net loss attributable to common stockholders	$(15,007,770)	$(3,104,000)	$(12,000)	$(18,123,770)

Net loss before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(0.92)			$(1.11)
Cumulative effect of changes in accounting principles per weighted average share, basic and diluted	(0.15)			(0.14)

Net loss per weighted average share, basic and diluted	$(1.07)			$(1.25)

Weighted average number of common shares, basic and diluted	14,063,268		400,000 (2)	14,463,268

        The following is a summary of adjustments reflected in the unaudited pro forma combined consolidated statements of operations for the nine months ended June 30, 2001:

(1)
Represents amortization of developed technology associated with the acquisition of Inverpower, which is being amortized on a straight-line basis over a 5-year period, or $39,000 for the nine months ended June 30, 2001, net of the elimination of amortization expense related to certain assets not assumed in the acquisition. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized.
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

        The Company has incurred significant costs to develop its technology and products. These costs have exceeded total revenue. As a result, the Company has incurred net losses in each of the past five fiscal years and for the nine months ended June 29, 2002. As of June 29, 2002, the Company had an accumulated deficit of $79.8 million. The Company sees many attractive market opportunities and expects to grow its business over time. The restructuring activities initiated in April 2002 are expected to reduce its breakeven level to an annual revenue rate of approximately $60 million. However, since the Company is operating below that level, it expects to incur a loss in its current fiscal year.

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

        The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, the Company receives periodic progress payments or payment upon reaching interim milestones and retains the rights to the intellectual property developed in government contracts. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of June 29, 2002 and September 30, 2001, the Company has accrued $75,000 for anticipated contract losses on commercial contracts. For the three months ended June 29, 2002 and June 30, 2001, revenue from commercial contracts, which represents other revenue, is included in funded research and development and other revenue and amounted to $86,898 and $116,722, respectively, and $175,394 and $401,944 during the nine months ended June 29, 2002 and June 30, 2001, respectively.

        Cost of product revenue includes cost of product revenue including material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements and other revenue are included in funded research and development and other revenue expenses. For the three months ended June 29, 2002 and June 30, 2001, costs and expenses from commercial contracts, which represents other revenue expenses, are included in funded research and development and other revenue expenses and amounted to $58,376 and $31,892, respectively, and $151,387 and $245,403 during the nine months ended June 29, 2002 and June 30, 2001, respectively.

        Deferred revenue consists of payments received from customers in advance of services performed, product shipped or installation completed.

        Unbilled contract costs and fees represent revenue recognized in excess of amounts billed due to contractual provisions or deferred costs that have not yet been recognized as revenue or billed to the customer. These amounts included retained fee and unliquidated costs totaling $51,129 and $173,685 at June 29, 2002 and September 30, 2001, respectively.

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

Investment in Beacon Power Corporation

        During substantially all of the fiscal year ended September 30, 2001, the Company accounted for its investment in Beacon Power Corporation under the equity method of accounting and recorded $5,065,034 of losses from Beacon Power. On September 28, 2001, the Company distributed 5,000,000 shares of Beacon Power common stock to its stockholders. Upon the distribution of the 5,000,000 shares, the Company recorded the distribution of the 5,000,000 shares as a reduction of additional paid-in capital based on the book value per share prior to the distribution, or $0.59 per share. After the distribution, the Company owned 4,705,910 shares, or approximately 11.0%, of Beacon Power's outstanding voting stock. Additionally, the Company has determined that it does not have the ability to exercise significant influence over the operating and financial policies of Beacon Power and, therefore, now accounts for its investment in Beacon Power using the fair value method as set forth in Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Debt and Equity Securities. The Company is no longer required to record its share of any losses from Beacon Power and the investment is carried at fair value and designated as available for sale and any unrealized holding gains or losses to be included in stockholders' equity as a component of accumulated other comprehensive income/(loss). As of June 29, 2002, the shares of Beacon Power common stock held by the Company had a fair value of $1,035,300 and the Company recorded an unrealized loss of $6,117,684 in stockholders' equity as a component of accumulated other comprehensive income/(loss) during the nine months ended June 29, 2002. As of June 29, 2002, the fair market value of Beacon Power's common stock was $0.22 per share. The Company's cost basis in its investment in Beacon Power's common stock is $0.59 per share. As of June 29, 2002, the Company believes the decline in market value currently represents a temporary decline and no loss has currently been recognized in the statements of operations. Additionally, the Company has a warrant to purchase 173,704 shares of Beacon Power's common stock that has an exercise price of $1.25 per share and expires in 2005. The Company accounts for this warrant in accordance with SFAS No. 133 and, therefore, records the warrant at its fair value and records any changes in value in its statement of operations. As of June 29, 2002, the warrant to purchase Beacon Power common stock had a fair value of $20,654 and is included in warrants to purchase common stock on the accompanying balance sheet.

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

        The Company completed the first step of the transitional goodwill impairment test during the three months ended June 29, 2002 based on the amount of goodwill as of the beginning of fiscal year 2002, as required by SFAS No. 142. The Company utilized a third party independent valuation to determine the fair value of each of the reporting units based on a discounted cash flow income approach. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of October 1, 2001. As a result, the second step of the transitional goodwill impairment test is not required to be completed. The Company will be required to continue to perform a goodwill impairment test on an annual basis.

        The Company did not record expense related to the amortization of goodwill during the three and nine months ended June 29, 2002. The Company recorded expense related to the amortization of goodwill of $159,716 and $479,148, during the three and nine months ended June 30, 2001, respectively. The Company has determined that all of its intangible assets have finite lives and, therefore, the Company has continued to amortize its intangible assets. The Company recorded expense related to the amortization of its intangible assets of $149,079 and $163,019 during the three months ended June 29, 2002 and June 30, 2001, respectively, and $446,303 and $489,057 during the nine months ended June 29, 2002 and June 30, 2001, respectively.

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

        Significant management judgment is required in determining its provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company had recorded a full valuation allowance against its deferred tax assets of $18,462,400 as of September 30, 2001, due to uncertainties related to its ability to utilize these assets. As of June 29, 2002 the Company continues to maintain a full valuation against its deferred tax assets. The valuation allowance is based on its estimates of taxable income by jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods it may need to adjust its valuation allowance which could materially impact its financial position and results of operations.

Results of Operations

        In fiscal year 2002, the Company has changed the reporting periods for operational purposes for the first three quarters of its fiscal year to the 13-week periods ending on the last Saturday of the last month of each quarter. As a result, the Company's third quarter of fiscal year 2002 ended on June 29, 2002. The Company believes that due to this fact there is no material difference between the 2002 and 2001 reporting period for the second quarter and that the results of both periods are comparable.

  Three Months Ended June 29, 2002 Compared to June 30, 2001

        Product Revenue.    Product revenue increased by $1.2 million, or 16%, from $7.6 million to $8.8 million. The increase was attributable to $1.7 million of increased revenue from Power Systems, of which power products accounted for $2.2 million, primarily as a result of the acquisition of Inverpower, offset by a reduction in Ling Electronics of $448,000. Revenue from magnetic levitation products and high-performance motor products remained relatively flat at $1.6 million. Also, $538,000 of decreased revenue was attributable to the Electronics Division primarily due to the general weakness in the telecommunications industry.

        Funded research and development and other revenue.    Funded research and development and other revenue decreased by $81,000, or 3.0%, from $3.1 million to $3.0 million.

        Cost of product revenue.    Cost of product revenue increased by $1.6 million, or 26%, from $6.2 million to $7.8 million. The increase was attributable to $1.9 million of increased cost of product revenue from Power Systems, of which power products accounted for $1.7 million, primarily as the result of the acquisition of Inverpower, offset by a reduction in Ling Electronics of $70,000. Cost of product revenue from magnetic levitation products and high-performance motor products increased by $285,000, primarily as the result of the increased manufacturing costs associated with the new facility in Worcester, MA. Also, $273,000 of decreased costs of product revenue was attributable to the Electronics Division associated directly with the reduction in product revenue. In addition, for the three months ended June 29, 2002, the Company provided a $758,000 reserve for excess and obsolete inventory as compared to $224,000 for the three months ended June 30, 2001 that is included in cost of product revenue and which contributed to the decrease in the gross margin percentage from product revenue from 18% to 10%.

        Funded research and development and other revenue expenses.    Funded research and development and other revenue expenses decreased by $166,000, or 8%, from $2.1 million to $1.9 million. The decrease was primarily attributable to the reduction of research and development and other revenue.

        Unfunded research and development expenses.    Unfunded research and development expenses decreased by $370,000, or 25%, from $1.5 million to $1.1 million. The decrease is primarily due to the near completion of the internally funded research and development projects including the power inverter for an on-site power generation system and the Company's 250 kilowatt and 2.0 megawatt UPS and power quality systems.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased by $351,000, or 10%, from $3.6 million to $3.9 million. The increase was primarily due to the inclusion of Inverpower for the three months ended June 29, 2002.

        Write-off of public offering costs.    On April 25, 2001, the Company converted its registration statement it initially filed with the Securities and Exchange Commission on October 30, 2000 to a shelf registration statement. The Company expensed during the three months ended June 30, 2001 $95,000 of equity financing costs incurred in connection with the initial registration statement.

        Amortization of goodwill and intangibles.    Amortization of goodwill and intangibles decreased by $174,000, or 54%, from $323,000 to $149,000. The decrease is the result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, and of no longer being required to amortize goodwill and intangible assets with indeterminable lives. During the three months ended June 30, 2001, amortization of goodwill amounted to $160,000.

        Restructuring Costs.    During April 2002, the Company commenced a restructuring plan designed to streamline its production base, improve efficiency and enhance its competitiveness and recorded a restructuring charge of $1.5 million. The restructuring charge includes approximately $600,000 for severance costs associated with the reduction of approximately 53 employees, or 15% of the work force. The reductions occurred in the following business segments: Applied Technology - 5; Corporate - 1; Electronics - 13; and Power Systems - 34 and the following functions: manufacturing - 40; research and development - 3; and selling, general and administrative - 10. As of June 29, 2002, 47 employees have been terminated and the remaining are expected to be terminated by the end of this fiscal year. In addition, as of June 29, 2002, $323,000 of the severance has been paid and the remaining will be paid by the end of this fiscal year. The balance of the restructuring charge relates to the closing of the Anaheim, CA facility. These costs include approximately $325,000 of cash charges primarily related to rent, real estate taxes and operating costs to be paid through the remainder of the lease and an estimated $350,000 of other cash charges for restoration and clean-up. In addition, approximately $225,000 of the restructuring charge relates to non-cash charges on assets to be disposed of. The Company anticipates the Anaheim, CA facility to be closed during the first quarter of fiscal year 2003.

        Net unrealized gain/(loss) on warrants to purchase common stock.    Net unrealized gain/(loss) on warrants to purchase common stock decreased by $936,000, or 122%, from a $768,000 net unrealized gain to a $169,000 net unrealized loss. The Company accounts for its warrants to purchase Mechanical Technology Incorporated's common stock and to purchase Beacon Power's common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, the Company has recorded these warrants at their fair value at June 29, 2002 and recorded an unrealized loss of $169,000 during the three months ended June 29, 2002.

        Other income/(expense).    Other income/(expense) decreased by $269,000, or 232% from $116,000 of other income to $153,000 of other expense. The decrease is the result of decreased interest income and increased interest expense associated with the increase in debt in the second and third quarters of 2001. In addition, during the three months ended June 29, 2002, the Company was assessed $132,000, including interest, for underpayment of sales and use tax.

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

        Cumulative effect of change in accounting principle.    On June 30, 2001, the Company began accounting for warrants to purchase the Company's common stock that are designated as a liability in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", and, therefore, recorded a cumulative unrealized gain of $854,000 as of June 30, 2001 to record the warrants at fair value.

  Nine Months Ended June 29, 2002 Compared to June 30, 2001

        Product Revenue.    Product revenue decreased by $1.1 million, or 5%, from $23.5 million to $22.3 million. The decrease was attributable to $1.3 million of decreased revenue from the Electronics Division primarily due to the general weakness in the telecommunications industry. The decrease was offset by an increase of $204,000 from Power Systems, of which power products accounted for $5.5 million, primarily as a result of the acquisition of Inverpower offset by a reduction of magnetic levitation products and high-performance motors of $2.4 million and Ling Electronics of $2.9 million.

        Funded research and development and other revenue.    Funded research and development and other revenue decreased by $133,000, or 2%, from $8.2 million to $8.0 million. The largest change was the result of a reduction of $1.1 million in funded research and development revenue from a Department of Energy program to develop low-cost power conversion modules for electric and hybrid-electric vehicles offset by an increase of $1.5 million in funded research and development revenue from a program to develop high power converter assemblies for the U.S. Navy's next generation of modern "all-electric" ships.

        Cost of product revenue.    Cost of product revenue increased by $2.5 million, or 13%, from $19.1 million to $21.6 million. The increase was attributable to $3.5 million of increased cost of product revenue from Power Systems, of which power products accounted for $4.8 million, primarily as the result of the acquisition of Inverpower, offset by a decrease in magnetic levitation products and high-performance motors of $280,000 and Ling Electronics of $1.0 million. Also, $1.1 million of decreased costs of product revenue was attributable to the Electronics Division. In addition, for the nine months ended June 29, 2002, the Company provided a $1.0 million reserve for excess and obsolete inventory as compared to $550,000 for the nine months ended June 30, 2001 that is included in cost of product revenue which contributed to the decrease in the gross margin percentage from product revenue from 19% to 3%. However, the major reason for the percentage decline was the reduction in product revenue from the relatively high margin magnetic levitation, high performance motors and Ling Electronics products.

        Funded research and development and other revenue expenses.    Funded research and development and other revenue expenses decreased by $562,000, or 10%, from $5.8 million to $5.2 million. The biggest changes were a decrease of $430,000 in funded research and development expenses from a Department of Energy program to develop low-cost power conversion modules for electric and hybrid-electric vehicles and a reduction of unabsorbed funded research and development and other revenue expenses offset by $1.1 million in funded research and development expenses from a program to develop high power converter assemblies for the U.S. Navy's next generation of modern "all-electric" ships.

        Unfunded research and development expenses.    Unfunded research and development expenses increased by $442,000, or 10%, from $4.3 million to $4.8 million. The increase is due to increased focus on internally funded research and development projects including the power inverter for an on-site power generation system and the Company's 250 kilowatt and 2.0 megawatt UPS and power quality systems as well as a project on radio frequency technology in the Electronics Division.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased by $2.4 million, or 25%, from $9.4 million to $11.8 million. The increase was primarily due to the inclusion of Inverpower for the nine months ended June 29, 2002 and to a lesser extent the increase in business development costs, primarily in the Applied Technology Division.

        Write-off of public offering costs.    On April 25, 2001, the Company converted its registration statement it initially filed with the Securities and Exchange Commission on October 30, 2000 to a shelf registration statement. The Company expensed during the nine months ended June 30, 2001 $1.3 million of equity financing costs incurred in connection with the initial registration statement.

        Amortization of goodwill and intangibles.    Amortization of goodwill and intangibles decreased by $522,000, or 54%, from $968,000 to $446,000. The decrease is the result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, and of no longer being required to amortize goodwill and intangible assets with indeterminable lives. During the nine months ended June 30, 2001, amortization of goodwill amounted to $479,000.

        Restructuring costs.    During April 2002, the Company commenced a restructuring plan designed to streamline its production base, improve efficiency and enhance its competitiveness and recorded a restructuring charge of $1.5 million. The restructuring charge includes approximately $600,000 for severance costs associated with the reduction of approximately 53 employees, or 15% of the work force. The reductions occurred in the following business segments: Applied Technology - 5; Corporate - 1; Electronics - 13; and Power Systems - 34 and the following functions: manufacturing - 40; research and development - 3; and selling, general and administrative - 10. As of June 29, 2002, 47 employees have been terminated and the remaining are expected to be terminated by the end of this fiscal year. In addition, as of June 29, 2002, $323,000 of the severance has been paid and the remaining will be paid by the end of this fiscal year. The balance of the restructuring charge relates to the closing of the Anaheim, CA facility. These costs include approximately $325,000 of cash charges primarily related to rent, real estate taxes and operating costs to be paid through the remainder of the lease and an estimated $350,000 of other cash charges for restoration and clean-up. In addition, approximately $225,000 of the restructuring charge relates to non-cash charges on assets to be disposed of. The Company anticipates the Anaheim, CA facility to be closed during the first quarter of fiscal year 2003.

        Net unrealized loss on warrants to purchase common stock.    Net unrealized loss on warrants to purchase common stock decreased by $288,000, or 128%, from $225,000 to $512,000. The Company accounts for its warrants to purchase Mechanical Technology Incorporated's common stock and to purchase Beacon Power's common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, the Company has recorded these warrants at their fair value at June 29, 2002 and recorded an unrealized loss of $512,000 during the nine months ended June 29, 2002.

        Other income/(expense).    Other income/(expense) decreased by $300,000, or 88%, from $343,000 to $43,000. The decrease is the result of decreased interest income and increased interest expense associated with the increase in debt in the second and third quarters of 2001. In addition, during the nine months ended June 29, 2002, the Company was assessed $132,000, including interest, for underpayment of sales and use tax.

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

        Cumulative effect of change in accounting principle.    On October 1, 2000, the Company began accounting for its warrants to purchase Mechanical Technology's common stock in accordance with SFAS No. 133 and therefore recorded a cumulative unrealized loss of $1.0 million as of October 1, 2000. On June 30, 2001, the Company began accounting for warrants to purchase the Company's common stock that are designated as a liability in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", and, therefore, recorded a cumulative unrealized gain of $854,000 as of June 30, 2001 to record the warrants at fair value.

Liquidity and Capital Resources

        Since inception, the Company has financed its operations and met its capital expenditure requirements primarily through the sale of private equity securities, public security offerings, borrowings on a line of credit and capital equipment leases.

        As of June 29, 2002, the Company's cash, cash equivalents and marketable securities were $4.2 million, a decrease of $16.7 million from September 30, 2001. Cash used in operating activities for the nine months ended June 29, 2002 was $13.7 million as compared to $5.8 million for the nine months ended June 30, 2001. Cash used in operating activities during the nine months ended June 29, 2002 was primarily attributable to the Company's net loss offset by non-cash items such as depreciation and amortization, increases in allowances for doubtful accounts and excess and obsolete inventory, unrealized loss from warrants to purchase common stock, change in contingent obligation to common stock warrant holders and non-cash compensation expense.

        Cash used in investing activities during the nine months ended June 29, 2002 was $2.8 million, excluding the sale of marketable securities of $9.9 million, as compared to $1.5 million, excluding the purchase of marketable securities of $9.8 million, for the nine months ended June 30, 2001. Net cash used in investing activities during the nine months ended June 29, 2002 included capital expenditures of $2.8 million primarily at the Company's Power Systems Division to expand its capacity to manufacture its power conversion products. The Company estimates that its capital expenditures for the balance of fiscal year 2002 will approximate depreciation. The Company expects these additions will be financed principally from lease financing and, to a lesser extent, cash on hand.

        Cash used by financing activities for the nine months ended June 29, 2002 was $269,000 as compared to $24.5 million provided by financing activities for the nine months ended June 30, 2001. Net cash used by financing activities during the nine months ended June 29, 2002 includes $269,000 of repayment of long-term debt.

        The Company leases equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments, as of June 29, 2002, under the capital and operating leases with non-cancelable terms are as follows:

Year Ended September 30,	Capital Leases	Operating Leases
2002	$91,683	$612,754
2003	366,733	2,147,815
2004	279,550	739,570
2005	236,456	501,108
2006	316,762	262,367
Thereafter	—	1,168,000

Total (Operating lease commitments not reduced by minimum sublease rentals of $209,366)	$1,291,184	$5,431,614

        The Company anticipates that, barring unforeseen circumstances, the existing cash and cash equivalents available at June 29, 2002 will be sufficient to fund operations through September 30, 2002. However, in the event that the Company is unable to realize cost-saving measures that are underway, its expenses are higher than anticipated or its revenues or collections are lower or slower than anticipated, the Company may need additional cash prior to September 30, 2002. The Company may also need additional future funds in order to fund unanticipated operating losses, to grow, to develop new or enhance existing products and services, to respond to competitive pressures or to acquire complementary businesses, products or technologies. Sources of additional funding could include obtaining a credit facility or the issuance of debt or equity securities. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the Company's stockholders will be reduced and the Company's stockholders may experience additional dilution. The terms of additional funding may also limit the Company's operating and financial flexibility. There can be no assurance that additional financing of any kind will be available to the Company on terms acceptable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company would be required to scale back its operations. Failure to obtain future funding when needed or on acceptable terms would materially, adversely affect the Company's financial position and results of operations.

        In late July 2002 the Company received a letter of commitment from the Silicon Valley Bank for a $5 million revolving line of credit. This commitment provided that the line of credit will be secured by most of the assets of the Company and is formula based with a 75% draw against eligible receivables as defined in the agreement, and requires the Company to raise $4 million of subordinated debt or equity by December 1, 2002. On August 2, 2002 the Company accepted the terms of the commitment and is working with the bank on the documentation and the other conditions to close the loan before the expiration of the commitment. However, there can be no assurance that the Company will close the loan or, if the loan closes, that the Company will be able to raise the $4 million of equity or subordinated debt as specified by December 1, 2002 to continue the loan. Further, if the Company's cash at June 29, 2002 is insufficient to fund operations through September 30, 2002, and the Company does not close the proposed loan with the Silicon Valley Bank or, if the loan is closed the Company is unable to raise the $4 million of equity or subordinated debt by December 1, 2002, the Company will need to consider other options. Some of the options include selling assets or businesses, restructuring the Company so that it is able to operate using only its cash flow or securing some other form of financing. There can be no assurance, however, that the Company would be successful in executing any of these options. If the Company is not successful, it will likely have a material adverse effect on the Company's financial position and results of operation.

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

        (b) Reports on Form 8-K

        On June 27, 2002, the Company filed a Current Report on Form 8-K, dated June 21, 2002, under Item 4 in connection with the Company's change in certifying accountant for the fiscal year ended September 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SATCON TECHNOLOGY CORPORATION
Date: August 12, 2002	By:	/s/ RALPH M. NORWOOD Ralph M. Norwood Vice President and Chief Financial Officer

STATEMENT PURSUANT TO 18 U.S.C. §1350

        Pursuant to 18 U.S.C. §1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended June 29, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of SatCon Technology Corporation.

Date: August 12, 2002	/s/ DAVID B. EISENHAURE David B. Eisenhaure President, Chief Executive Officer and Chairman of the Board
Date: August 12, 2002	/s/ RALPH M. NORWOOD Ralph M. Norwood Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Co-operation, License and Supply Agreement by and among Hatch Steltech Ltd., Siemens AG and SatCon Power Systems Canada Ltd., dated April 26, 2002
10.2	Loan Commitment Letter Agreement between Silicon Valley Bank Commercial Finance Division and the Registrant, dated July 30, 2002
99	Risk Factors

QuickLinks

TABLE OF CONTENTS
CONSOLIDATED BALANCE SHEETS
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Management's Discussion and Analysis of Financial Condition and Results of Operations
SIGNATURE
STATEMENT PURSUANT TO 18 U.S.C. §1350
EXHIBIT INDEX