Form 10-K
period 2002-09-30
SATCON TECHNOLOGY CORP
filed 2002-12-30
CIK 889423

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2002

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

Title of Class
Common Stock, $.01 Par Value

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the Registrant's Common Stock, $.01 par value per share, held by non-affiliates of the Registrant was $12,520,803 based on the last reported sale price of the Registrant's Common Stock on the Nasdaq National Market as of the close of business on the last business day of the Registrant's most recently completed second fiscal quarter ($3.25). There were 16,904,827 shares of Common Stock outstanding as of December 27, 2002.

        DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. BUSINESS

Recent Developments

        We need an immediate infusion of equity capital to sustain our operations. We anticipate that our existing cash and cash resources will enable us to fund our operations through only approximately January 15, 2003. We are operating under a forbearance agreement with Silicon Valley Bank which is currently enabling us to borrow minimal levels of working capital from Silicon Valley Bank. On December 13, 2002, we executed a term sheet with an institutional investor to raise between $5 and $7 million of equity capital. The term sheet contemplates that $3 to $5 million of the equity investment will be funded during the week of January 6, 2003 and the remaining $2 million will be funded promptly after the registration statement we are required to file with the Securities and Exchange Commission is declared effective registering all of the underlying equity securities in this financing.

        If Silicon Valley Bank decides to discontinue lending to us or we are unable to close an equity financing with the institutional investor or other investors prior to January 15, 2003, we will be forced to furlough or permanently lay off a significant portion of our work force. This will have a material adverse effect on us. Under these circumstances, we may not be able to continue our operations. Further, without additional cash resources, we may not be able to keep all or a significant portion of our operations going for a sufficient period of time to enable us to sell all or portions of our assets or operations at other than distressed sale prices. Even if we are able to consummate the financing with the institutional investor prior to January 15, 2003 and retain a credit facility with Silicon Valley Bank, we may still require additional cash resources in the future to fund our anticipated operating losses, to grow, to develop new or enhance existing products and services and to respond to competitive pressures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" below.

        Under the proposed terms of the term sheet with the institutional investor, we would issue shares of convertible preferred stock for $15,000 per share and warrants to purchase 5,000 shares of common stock for each share of convertible preferred stock issued. The preferred stock will be convertible into a number of shares of common stock equal to 15,000 divided by the conversion price of the stock (which will initially be $1.50). The convertible preferred stock will accrue dividends of 8% per annum, increasing to 12% on January 1, 2004. Under the proposed terms of the term sheet with the institutional investor, we may opt to pay the dividends in cash or in kind. Nevertheless, our current credit facility prohibits, and future credit facilities will likely prohibit, the payment of any cash dividend. The dividend for the first year will be paid at the closing in shares of common stock, valued based on the conversion price of the preferred stock, and thereafter will be paid on a quarterly basis. The warrants will be exercisable for a five-year term and will have an exercise price of $2.00 per share.

        As mentioned above, the term sheet with the institutional investor contemplates that we will issue between $3 million and $5 million of the convertible preferred stock at a first closing during the week of January 6, 2003. The remaining $2 million will be funded promptly after the registration statement we are required to file to register the common stock issuable upon conversion of the convertible preferred stock and exercise of the warrants is declared effective. We are required to file the registration statement within 30 days after the first closing and use our best efforts to have the registration statement declared effective within 90 days after the first closing. If the registration statement is not declared effective within 120 days of the first closing, we will be obligated to pay to the investors liquidated damages equal to 1.5% of the amount invested for each 30-day period, beginning 90 days after the first closing, that the registration statement is not effective.

        If we issue shares of common stock at a purchase price below the conversion price of the convertible preferred stock or the exercise price of the warrants, the conversion price and the exercise price, as applicable, will be adjusted on a weighted average basis.

        If we consummate any private equity or equity-linked financing within 12 months after the first closing, the investors in our convertible preferred stock will have a right of first offer to purchase all or part of that financing. In addition, if we enter into a private equity or equity-linked financing within 24 months after the first closing, the investors will have the rights to exchange their shares of convertible preferred stock at the stated value of the securities issued in that financing.

        To date, the documentation relating to the financing with the institutional investor has been produced by counsel to the institutional investor but has not been finalized. There can be no guarantee that we will be able to secure financing with the institutional investor on these or any other terms, or that we will be able to successfully close this financing and raise the $5 million to $7 million contemplated by the term sheet.

        Any securities offered to the institutional investor will not be or have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Overview

        SatCon was organized as a Massachusetts corporation in 1985 and reincorporated as a Delaware corporation in 1992. We are developing enabling technologies for the emerging critical power marketplace where power quality and uninterruptible power are important. We design, develop and manufacture high-efficiency high power electronics and a variety of standard and custom high-performance machines for specific applications. Our critical power products convert, store and manage electricity for businesses and consumers, the U.S. Government and the military that require high-reliability electronics and controls and high-quality, uninterruptible power. We are utilizing our engineering and manufacturing expertise to develop products we believe will be integral components of distributed power generation and power quality systems. Our specialty motors are typically designed and manufactured for unique customer requirements such as high power-to-size requirements or high efficiency.

        We have been developing technology in power and energy management since our inception. Power and energy management is the combination of products and technology to improve the efficiency of machines and systems in the generation, storage or usage of energy. During fiscal year 2002, we focused on the development of a 2.2 megawatt Rotary UPS system, a three phase utility multimode inverter for on-site power generation and modular power control modules for potential application on an "all-electric" ship. In some critical power applications, customers cannot afford even a millisecond of power outage. These potential customers will need and demand reliable power all the time.

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

        Since 1996, our revenue has increased from $9.4 million, primarily from funded research and development, to $41.6 million in 2002, of which $30.8 million, or 74%, was derived from product sales and the balance was from funded research and development and other revenue. We are also introducing new products, which we believe we can transition into commercial production over the next few years, products such as our Rotary Uninterruptible Power Supplies, Power Conditioning Systems and Power Control Modules.

        Since 1996, we have expanded our business and capabilities through several acquisitions. In January 1997, we acquired our MagMotor division, a manufacturer of custom and standard electric motors. In April 1997, we acquired Film Microelectronics, Inc., a manufacturer of thin film substrates and hybrid microelectronics. In January 1999, we acquired Inductive Components, Inc., a value-added supplier of customized electric motors, and Lighthouse Software, Inc., a supplier of control software for machine tools. We acquired HyComp, Inc., a manufacturer of hybrid microelectronics in April 1999 followed by Ling Electronics, Inc., a manufacturer of shaker vibration test systems, power converters, amplifiers and controllers, which we acquired in October 1999. In November 1999, we acquired intellectual property, tooling and other assets from Northrop Grumman Corporation used in their power electronics business area. In July 2001, we acquired substantially all of the assets of Inverpower Controls, Ltd., a manufacturer of power electronics and high-speed digital controls for use in industrial power and power quality systems. Inverpower also has UL and CE certification capability. On September 27, 2002, we acquired the data conversion product line from Sipex Corporation.

        These acquisitions have provided us with increased revenues, a manufacturing capability to transition our technology into commercial products, and a market presence from which we can derive the need for new products based on our technology. Over the past five years, we have sought to expand our markets in power and energy management to include telecommunications, industrial automation, semiconductor manufacturing, aircraft, high-reliability shipboard power conversion and controls and electric and hybrid-electric vehicles and distributed power generation. We sell our current products into the following markets:

PRODUCTS	MARKETS
Inverters, converters, high power electronics modules, standard and custom microcircuits, thin film substrates, and amplifiers	Distributed power generation, military applications, telecommunications, aircraft and medical instruments
Industrial automation motors, shaker systems, and hybri electric vehicle auxiliary motors	Semiconductor manufacturers, industrial automation, machine tools, military Applications and hybrid-electric vehicles
Uninterruptible power supplies	UPS and Power Quality

        Revenues for our fiscal years ended September 30, 2002, 2001 and 2000 were $41.6 million, $41.7 million and $31.1 million, respectively. We operate through three business units, which sell these products as follows:

  •
  Power Systems—Power conversion systems, power electronics systems, digital control software, high performance motors, and vibration test systems for the UPS and power quality, distributed power generation, hybrid-electric vehicles, industrial automation, machine tools and semiconductor manufacturing markets. In fiscal year 2002, revenue from our Power Systems business unit was approximately $19.9 million.
  •
  Electronics—Hybrid microcircuits and electronic components for aircraft, satellites, defense system, telecommunications and medical instruments. In fiscal year 2002, revenue from our Electronics business unit was approximately $10.9 million.
  •
  Applied Technology—Intelligent electronics systems, controls, motors and magnetic structures for defense and government applications such as shipboard electronics and military and commercial hybrid-electric vehicles. In fiscal year 2002, revenue from our Applied Technology business unit was approximately $10.8 million.

        In 2002, we focused our new product development efforts on combining our high-power electronics and control systems into enabling components of critical power systems such as our Rotary

Uninterruptible Power Supply (UPS) and Power Quality System, our Power Conditioning Systems for distributed power generation and Power Control Modules for use in the U.S. Navy's future "all-electric" ships. In concentrating our efforts on these critical power systems, we focused our resources toward completing product development and building and testing prototypes. We have also conducted customer surveys to understand market requirements. We have established some strategic relationships with key customers and suppliers, and have successfully demonstrated our UPS, Power Quality and Distributed Power Generation products. We believe that there is a developing market demand for these products.

        During fiscal 2002, we also focused our efforts on developing our management team, cutting costs and reducing our cash burn rate. We added new members to our management team that we believe will help enable us to accomplish our strategic objectives of completing our product development efforts while reducing our cost structure.

        In fiscal 2002, Mike Williams came in to serve as senior Vice-President and General Manager of SatCon Power Systems. Mike began his career with General Electric (GE) in 1969 in Lynn, Massachusetts developing large turbine and aircraft engines and most recently he managed the Industrial Systems Solutions division. Also joining us this past fiscal year was our new Chief Financial Officer, Ralph Norwood. Ralph worked for over twenty years at Polaroid Corporation where he served as both the vice president and treasurer and the vice president and controller of the corporation.

        We also focused our efforts in fiscal 2002 toward streamlining our costs. In our first quarter, we expended $7.9 million in cash with a loss of $5.3 million on revenues of $8.3 million. The cash burn was due in part to spending primarily on product development and capital expenses related to our UPS and Power Quality products. We realized that such expenditures would have to be reduced significantly given economic conditions. We immediately sought ways to reduce cash burn and reduce our loss position while attempting to recover our revenue growth.

        We reduced our cash burn to $5.0 million in the second quarter, $3.5 million in the third quarter and $2.1 million in the final quarter. We also improved our earnings position by reducing our loss to $5.0 million in the second quarter, including a $1.5 million charge for restructuring, and to approximately $3.5 million in the last two quarters. At the same time we increased revenue from $8.3 million in the first quarter to $11.2 million in the fourth quarter and a total for the year of $41.6 million.

Industry Background

        We believe the markets for critical power products are entering a period of expansion. UPS and power quality; distributed power, such as on-site power generation; "all-electric" ships and "fly-by-wire" aircraft that replace mechanical systems with electrical ones; hybrid-electric vehicles, that replace conventional internal combustion engines with a combination of a smaller internal combustion engine and electric motors; among others, are product areas that are approaching commercialization. In the United States, this expansion is being driven by several factors, including:

  •
  Growing demand for high-quality, high-reliability power, as more mission-critical and sensitive electronics are interconnected. The growing importance—and the proliferation of—electronics and computer networks that are power-quality sensitive has heightened the awareness of the importance of the quality and reliability of electricity. As the need for high-quality power grows, avoiding downtime and damaged equipment due to power-related problems will become increasingly important.
  •
  Increasing demand for electricity, driven by the proliferation of computers and electronics technology. The demand for electricity has increased rapidly in recent years due in large part to the use of high speed, high power electronics, complex defense systems, computer based manufacturing equipment, e-commerce and telecommunications systems. This growth reflects a trend toward electrification of energy use throughout the developed world.

  •
  Increased use of electrical systems versus mechanical systems. There is a growing displacement of higher efficiency electrical systems replacing older mechanical system technology. The change is taking place as we see more electrified platforms like the U.S. Navy's "all-electric" ship, increased electrification of the automobile and a growing proliferation of computer based industrial machining and manufacturing. These large electrical systems are being made possible by higher power, faster electronics and have created a market for our power conversion and control systems as components of larger critical power systems.
  •
  Growing environmental concerns regarding pollution from transportation and conventional power generation. Among the most significant environmental effects of energy production and consumption is the emission of greenhouse gases, such as carbon dioxide, methane and nitrogen oxides. The United States, as one of the world's largest producers and consumers of fossil fuels, is responsible for a major portion of the global energy-related emissions. Utilities, due to their reliance on coal-burning power plants, and automobiles are two of the largest sources of air pollution. Global environmental concerns are emphasizing the need to find cleaner forms of transportation and power generation such as hybrid-electric vehicles and fuel cell power generation sources.
  •
  Growth in alternative energy sources such as fuel cells, photovoltaics and wind-turbines among others. Because of environmental concerns and the need for highly reliable power, these alternative energy power generation sources are becoming more prevalent as supplements, and sometimes replacements to, the utility grid. Because they do not generate useable electrical power at the source, they require high power electronics and controls to convert the electricity generated into useable, computer grade electricity.

        As a result of market dynamics, power generation uncertainty and environmental concerns, business and government are seeking more reliable, cleaner and more cost-effective solutions to their critical power needs. The demand for reliable, high-quality, cleaner power is creating a growing market for distributed power generation and power quality systems. All of these systems require critical power products to convert, store and manage electricity. In order to be commercially viable and operate effectively, these critical power products must be highly reliable, efficient, low-cost and compact. Many of these products must be highly customized to meet the evolving needs of the distributed power generation and power quality marketplace. We believe this provides us with an opportunity to apply our technical expertise to meet these needs and to manufacture and supply critical power products. Market dynamics, power generation uncertainty and environmental concerns have also lead to the development of the following markets:

Uninterruptible Power Supply and Power Quality Market

        UPS systems maintain a predictable quality of electricity during power outages or periods of low power quality. These systems can be used as a replacement to the electricity grid for an unlimited time, needing only to be refueled. In addition to their primary role of providing uninterruptible power in the absence of the grid, our UPS system is designed to work in conjunction with the electricity grid to provide high quality power, without the fluctuations caused by power surges, sags and brownouts. These electrical disturbances can also cause system malfunctions within automated industrial processes, data centers or other industries with computer driven systems. As a result, UPS and power quality systems are used to support the operation of computer centers, manufacturing facilities and communication and other electronic networks in the event of power losses and are particularly important to those users who operate 24 hours a day, seven days a week, or where there are critical operations that cannot be interrupted even for one millisecond.

        Currently, when electrical power is lost or its quality drops, lead-acid batteries provide back-up electricity until a generator can be manually engaged. Batteries have poor reliability and reduced life expectancy. The dangers of explosion and acid spills are additional environmental concerns associated with lead-acid batteries.

Distributed Power Generation Market

        With the deregulation of the electric utility industry, the ability to offer new forms of electrical power generation such as distributed, on-site, power generation is creating new markets, products and opportunities. Distributed power, that is power generated independent of the electric utility grid, locates power-generating capability closer to the end user. The distributed generation of electrical power from clean diesels, microturbines, solar arrays, wind turbines or fuel cell systems is potentially an environmentally cleaner, more efficient and more reliable means of producing electricity when compared to conventional generation and distribution methods. Distributed power generation systems can also alleviate congestion on highly loaded utility distribution networks and offer an alternative to power line extensions in remote regions. Fuel cells, microturbines and photovoltaics are technologies that are being developed by several companies to address the distributed power generation market.

Defense Systems Market

        Defense systems require high reliability electronics. With the continuing electrification of modern defense systems, the need to distribute and manage electrical power has become more critical. Aircraft, transportation and ship systems are becoming more sophisticated and the electronics required for these systems demand greater reliability and improved performance in smaller packages. In some instances electrical systems are replacing entire mechanical systems to gain performance advantages and reduce overall maintenance costs.

        While aircraft systems continue to require high reliability electronics like those used in heads-up displays or cruise missile video electronics, new systems, like "fly-by-wire" aircraft that employ increasing numbers of electrical systems to replace mechanical systems are being developed. New "all-electric" ships are being designed to replace mechanical systems with electrical systems both in the distribution of electricity and the use of it in such applications as "all-electric" gun systems.

        New secure communication systems require higher speed amplifiers. New airborne mine sweeping equipment requires modern compact power conversion equipment. New radar systems require more efficient electronics, and many of the defense electronics systems require vibration testing.

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

        We believe that fuel cell hybrid-electric vehicles have the potential to be the leading alternative to internal combustion engines in meeting clean air initiatives while offering greater driving range and performance than electric vehicles. Hybrid-electric vehicles can reduce air pollution while offering greater driving range and performance than electric vehicles. Hybrid-electric vehicles function by creating mechanical energy from a source such as an internal combustion engine or fuel cell. The mechanical energy is then transformed into electricity by a generator and transferred to an electric drive train, which propels the vehicle. Excess electricity is stored in an energy storage system consisting of a battery or flywheel. All hybrid-electric vehicles require complex power and control electronics to convert, condition and manage electricity, as well as high-performance motors, electric drive trains and energy storage systems.

Our Solution

        Our solution is to provide critical power products and systems that encompasses the following key attributes demanded by the critical power marketplace:

  •
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

Strategy

        Our strategy is to use our expertise and proprietary technologies to leverage SatCon into a position of leadership as a provider of critical power systems for a variety of applications including UPS and power quality systems, alternative energy and distributed power generation systems, defense systems, clean transportation and industrial automation. Our strategy to leverage ourselves into a leadership position is two-fold: first, since the power control system is an enabler for critical power products, we believe that our control system expertise positions us to be a key supplier to the marketplace; second, we believe that we possess the enabling technology in power electronics, magnetics and software controls to position SatCon to compete as an integrator of critical power systems—developing innovative power systems using our power electronics and control software and integrating third party "best of breed" power generation and energy storage.

        Our critical power customers include semiconductor fabricators, industrial manufacturers, defense and aerospace contractors, and transportation and communication systems. We believe that by designing and developing our products with cross-market applications, our success should be less dependent upon the adoption of a specific application or on the business of a single market participant. To accomplish our objective, we are also pursuing the following:

  •
  Design and develop proprietary products that are integral components in UPS, power quality and distributed power generation systems. We believe that we have a competitive advantage resulting from our engineering expertise and proprietary knowledge in the areas of power electronics, electromagnetics, mechanical and thermal dynamics, system controls and microelectronic design.

  •
  Establish our products as industry standards and become a major supplier to the UPS and power quality, distributed power generation, military, hybrid-electric vehicle and industrial automation markets by working with our customers to determine cost and performance requirements as we design and build our products to meet those requirements.
  •
  Develop manufacturing capabilities to give us a competitive advantage in our markets. We are developing semi-automated manufacturing processes and have expanded our manufacturing capacity in an effort to reduce costs as production volumes increase. In addition to installing low-cost, high-volume manufacturing capacity at existing facilities, we intend to continue to pursue our strategy of enhancing our manufacturing capabilities through acquisitions.
  •
  Acquire new products, manufacturing capabilities and technologies. We believe that the opportunistic acquisition of new products, manufacturing capabilities and technologies will enhance our competitive position and growth opportunities. Historically, the acquisition of products or companies has been a key element of our business strategy. Our first acquisition, MagMotor, provided us with revenue in the industrial automation market, and a manufacturing capability with which to build our MagLev™ systems for use in the semiconductor manufacturing industry. Since then, we have had similar experiences with Film Microelectronics, Ling Electronics, the Northrop Grumman power electronics group, Inverpower Controls and most recently, on September 27, 2002, the acquisition of data conversion product lines from Sipex Corporation. These companies brought technology, products and capacity that have enabled us to offer UPS and power quality products to an emerging critical power market and we believe will offer us opportunities for expansion of existing product lines into new markets and with new customers.

Products

        We design, develop and manufacture high-efficiency, high-reliability and long-lived critical power products that convert, store and manage electricity. We are using our electronics and manufacturing expertise to develop products that meet the high-reliability, high-efficiency, low-cost and compact-size requirements of the distributed power generation and power quality markets. Our products are sold through our three business units:

SatCon Power Systems

        SatCon Power Systems manufactures and sells our high power line of critical power systems including our standard lines of high-performance motors for the industrial machinery, factory automation and automotive markets; MagLev™ integrated suspension and motor systems; and Ling Electronics vibration test systems StarSine™ amplifiers. It has also been developing a new line of commercial Rotary UPS Systems for back-up power and power quality, for which we have been completing product development and testing over this past year; power conversion systems for distributed power generation which were in the final stages of development and UL compliance testing in fiscal year 2002 and Inverpower industrial and commercial power conversion and conditioning products. Revenues for our fiscal years ended September 30, 2002, 2001 and 2000 from our Power Systems business unit were approximately $19.9 million, $20.2 million and $14.1 million, respectively.

        During fiscal 2002, $7.5 million of revenue was generated by the sale of Power Solutions, $6.5 million was generated by the sale of Ling Electronics' shaker vibration test systems, $2.7 million was generated by the sale of magnetic levitation systems to Applied Materials and $3.2 million was generated selling industrial automation and machine tool motors. Motors for fuel cell automobiles have generated little revenue to date as these motors are in the development and test phase.

  •
  Power Solutions.  We sell DC and AC power solutions from 5KW to 200MW, static transfer switches, static voltage regulators, frequency converters and AC arc furnace line controllers. Our product lines include power quality equipment for mitigation of electrical disturbances and power supplies for a variety of industrial, energy and environmental applications. We believe our products provide our customers with solutions that minimize power disturbances, minimize capital and operating costs, reduce energy consumption and improve productivity and quality.

  •
  Shaker Vibration Test Systems.  We sell shaker vibration test systems that enable manufacturers to understand how their mechanical and electronic products will perform after exposure to vibrations. Our shaker vibration test systems are designed to replicate vibrations ranging from continuous shaking to high impact forces such as those arising from dropping a product on the floor or landing a plane. Our shaker vibration test systems are used for testing a variety of products, including small electronic components, computer hardware, consumer electronics, automobiles and aerospace and satellite structures. In addition, since our acquisition of Ling Electronics in October 1999, we have begun to sell a line of digitally modulated power amplifiers under the StarSine™ label. We sell these amplifiers individually and as components of our shaker vibration test systems.

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

  •
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

  •
  Machine Tool Motors.  We manufacture a line of precise positioning motors for use with machine tools such as computer numerical controlled machines. These include machining centers, lathes and milling machines.

  •
  Fuel Cell Vehicle Auxiliary Motors.  We are currently developing a line of high-performance motors for auxiliary uses, such as fuel pumps, in fuel cell hybrid-electric vehicles. We are also developing these high-performance motors for use in commercial and residential fuel cell power generation systems.

SatCon Electronics

        SatCon Electronics designs and manufactures advanced electronic assemblies for the aerospace, defense, wireless and telecom industries including thin film products and custom modules. Revenue for our fiscal years ended September 30, 2002, 2001 and 2000 from our Electronics business unit was approximately $10.9 million, $10.6 million and $8.3 million, respectively. The following are descriptions of some of our products within the Electronics business unit:

  •
  Custom Modules—We manufacture standard and custom microcircuits, which are a combination of several electronic components imbedded in a miniature printed circuit board. Due to their size, versatility and high reliability, these hybrid microcircuits are used in a broad spectrum of applications. Using our semi-automated manufacturing capability we build modules, sub-assemblies and fully integrated electronic systems for both military and commercial customers that require compact, high-speed electronic systems.

  •
  Power Modules—SatCon Electronics designs, manufactures and tests modules for high power applications. These modules are used as building blocks for motor control applications in aerospace, automotive, industrial, medical and defense.

  •
  Thin Film Products—Thin film substrates are miniature printed circuits onto which small electronic components are mounted, such as those used in hybrid microcircuits. Our thin film products are integrated into electronic devices that require small, high-reliability components. Substrate and resistor products manufactured by SatCon Electronics are used for high-speed telecommunications applications, military modules and high-frequency wireless devices. We supply components to original equipment manufacturers and suppliers.

  •
  RF Products—SatCon Electronics provides solutions to both military and commercial wireless communications. Using our design, analysis and test capability we build standard and custom amplifiers, switches and passive devices for secure communication systems, cell tower base stations, point-to-point data transmission, and wireless Large Area Networks.

SatCon Applied Technology

        Our Applied Technology business unit designs and builds power conversion products, which include power electronics, high-efficiency machines and control systems for a variety of defense and commercial applications. Our objective is to transition prototype development contracts into multiyear production programs. Revenue for our fiscal years ended September 30, 2002, 2001 and 2000 from Applied Technology was approximately $10.8 million, $10.9 million and $8.7 million, respectively.

        We pursue development programs in areas where we have technical expertise and where we believe there is significant long-term production potential for the developed technology. Technical disciplines represented at our Applied Technology business unit include electromechanics, digital and analog electronics, power electronics and electronic packaging, thermal management, motor dynamics, materials, software development, control technology, and system integration. To date, SatCon Applied Technology has built products for use in distributed power generation, energy storage and power quality, high performance electric machinery, transportation and defense systems, including components for military hybrid-electric vehicles, "all-electric" ships and aircraft subsystems.

        For more information, you can visit our website at www.satcon.com.

Funded Research and Development

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

        We also have specialized engineering expertise in the areas of power electronics, electromechanics, mechanical and thermal dynamics, system controls and microelectronic design. We have leveraged research and development funding from industry and government sources to design, develop and manufacture electronics for power conversion, amplification and storage, high-performance electric motors, flywheel energy storage systems and system controls software. We continue to pursue industry and government funding to supplement the on-going development of our products.

        In 1999, we entered into an agreement with the U.S. Department of Energy, or DOE, for the research, development and demonstration of a power conversion system for a new generation of hybrid-electric vehicles. Under this government contract, we have been engaged to design a power conversion system that can be manufactured at high volume and low cost. We believe that the resulting design will enable us to enhance our manufacturing capabilities to produce our power conversion products for distributed power generation systems. This program was funded half by us and half by DOE. The total DOE approved budget for this program was $10.0 million through September 29, 2002. As of September 30, 2002, revenues for this program had totaled $2.5 million in fiscal 2002, $3.1 million in fiscal 2001, $3.4 million in fiscal 2000 and $1.0 million in fiscal 1999. We expect to complete final hardware deliveries in the first half of fiscal year 2003.

New Product Opportunities

Rotary Uninterruptible Power Supply (UPS) Systems

        During fiscal year 2002, we continued to work on completing the development of a line of Rotary Uninterruptible Power Supply, or UPS, systems for sale as back up power supplies and power quality systems. Our line of Rotary UPS systems are designed to provide both power quality and UPS functions in power ranges from 250 kilowatts to 2.2 megawatts and beyond in single or multiple unit systems. For comparison, 2.2 megawatts would be enough power to supply 440 homes using an average of 5kw of power. In fiscal year 2002, we concentrated on completing the development and test of the 2.2 megawatt system for industrial and manufacturing operations.

SatCon's 2.2 Megawatt Rotary UPS System

        Our Rotary UPS product combines a diesel generator, a flywheel energy storage system, electronics and a proprietary control system into an uninterruptible power supply. We believe that this system is an attractive alternative to lead-acid battery based UPS systems due to its seamless transition during power outages, increased reliability, longer life and the ability to operate effectively in remote locations.

Power Conditioning System

        We have developed modular power conditioning systems such as our Three Phase Utility Interactive Multi-Mode Inverter for use in connection with large, commercial sized, fuel cell or microturbine distributed power generation systems that produce power ranging from 200 kilowatts to 5 megawatts. Our power conditioning systems are designed to convert the DC power generated by an alternative energy source, such as a fuel cell, into useable AC power. They also provide the interface with the electric utility grid, an energy storage device, like a battery or flywheel, and the end user applications. These units use a technology that allows them to be combined and scaled to handle high-power requirements. We introduced this product during our 2002 fiscal year.

SatCon's Three Phase Utility Interactive Multi-Mode Inverter (UL 1741 Compliant)

        In 2002, our Three Phase Utility Interactive Multi-Mode Inverter was determined to be in compliance with the UL 1741 "Standard for Inverters, Converters, and Controllers for Use in Independent Power Systems." At that time, the SatCon power inverter was the highest power rated, on-site generation inverter to comply with the UL 1741 Standard. By meeting the UL 1741 requirements, we believe that our Power Conditioning Systems are well-positioned to become the leading choice for customers interested in creating their own distributed power using fuel cells in conjunction with, or completely separate from, the utility grid. In addition to fuel cell applications, these UL compliant inverters are designed to be compatible with photovoltaics, microturbines and other on-site power generation systems.

Power Control Modules

        As part of a defense contractor team that includes General Atomics and Gibbs and Cox, we have been developing an Integrated-Fight-Through-Power System for potential application to the U.S. Navy's "all-electric" ship. As part of the most recent program phase, awarded in late fiscal year 2002, we are under contract to deliver modular, electrical power converter and control assemblies, or Power Control Modules for land testing. The next phase of the program requires us to deliver power control modules for installation on the RV Triton, a British research vessel, for at-sea testing. As part of the Navy's on-going development of the "all-electric" ship platform, we have been awarded approximately $12.0 million in product development funding to date, $8.9 million of which was awarded in fiscal 2002.

Shipboard turbine engines generate power and send to propulsion system and to ship's power distribution systems.
The ship's power is distributed through power zones using larger SatCon Power Control Modules located throughout the ship.
Smaller SatCon Power Control Modules, located throughout the ship, further distribute the power to local loads such as weapons, electronics, and personnel uses.
Port and starboard systems are separated to allow for redundancy in case of damage.

SatCon's Power Control Modules as Components of the US Navy's Integrated-Fight-
Through-Power System

        Developing methods for distributing and converting power from large-scale turbines to end use applications aboard a ship, we believe, is an example of how distributed power can become the future of electrical power generation and distribution for a wide range of applications. We believe that the technology developed by us in connection with the Integrated Fight-Through-Power System will have other commercial applications. We also believe that our involvement with the Integrated-Fight-Through-Power System program positions us to become a more traditional supplier of advanced ship power converters for future "all-electric" ship and other Navy shipboard applications.

Significant Customers

        The U.S. Department of Defense accounted for 5.7%, 6.8% and 9.8% of our total revenue for our fiscal years ended September 30, 2002, 2001 and 2000, respectively. For our fiscal years ended September 30, 2002, 2001 and 2000, revenue from the U.S. Department of Energy accounted for 6.1%, 7.4% and 11.5% of our total revenue, respectively. For our fiscal years ended September 30, 2002, 2001 and 2000, revenue from Applied Materials accounted for 4.7%, 8.3% and 10.6% of our total revenue, respectively. For our fiscal years ended September 30, 2002, 2001 and 2000, revenue from General Atomics accounted for 12.0%, 9.4% and 1.7% of our total revenue, respectively. The loss of any one or more of these customers would have a material adverse effect on SatCon.

Research and Development

        We believe that the continued and timely development of new products and enhancements to our existing products is necessary to maintain our competitive position. We use technologies developed by our business units, together with information supplied by our distributors and customers, to design and develop new products and product enhancements and to reduce the time-to-market for our products.

        During the fiscal year ended September 30, 2002, $10.8 million, or 26%, of our revenue was attributable to research and development activities funded by commercial customers and U.S. government agency sponsors. Under the agreements funded by the U.S. government, the government retains a royalty-free license to use the technology developed for government purposes and we retain exclusive rights to the technology for commercial and industrial applications. The rights to technology developed under contracts funded by commercial customers are negotiated on a case-by-case basis. We expended $5.7 million, $6.2 million and $3.5 million on internally-funded research and development during our fiscal years ended September 30, 2002, 2001 and 2000, respectively. During our fiscal year ended September 30, 2002, our most concentrated effort was directed toward building the power inverter for an on-site power generation system and our 250 kilowatt and 2.2 megawatt rotary UPS and power quality systems.

Sales and Marketing

        We sell our products and services both domestically and internationally through our direct sales force and through independent distributors and representatives. Our direct sales staff manages our key customer accounts, provides customer support and identifies significant market opportunities in their respective markets.

        Each of our three divisions manages its own marketing organization and is responsible for developing sales and advertising literature, such as product announcements, catalogs, brochures and magazine articles in trade and other publications. Publication of significant events or material information is handled through our corporate office.

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

Backlog

        Our backlog consists primarily of product development contracts, orders for critical power systems, electronics and motion control products. At September 30, 2002, our backlog was approximately $16 million. Of this amount, approximately $13 million is scheduled to be shipped during fiscal year 2003. These amounts exclude approximately $2 million of UPS orders booked in November 2001 but which are unlikely to be shipped. Many of our contracts and sales orders may be canceled at any time with limited or no penalty. In addition, contract awards may be subject to funding approval from the U.S. government and commercial entities, which involves political, budgetary and other considerations over which we have no control. Our backlog at September 30, 2001 was $21.0 million. We believe that our backlog at any time should not be used as an indication of future revenue.

Competition

        We believe that competitive performance in the marketplace for critical power products depend upon several factors, including product price, technical innovation, product quality and reliability, range of products, customer service and technical support. We believe our technical innovation emphasizing product performance and reliability, supported by our commitment to strong customer service and technical support, enables us to continue to compete successfully against the following competitors:

  •
  Manufacturers of converters and inverters for alternative energy such as Trace Engineering, a division of Xantrex Technology, Inc., Asea Brown Boveri Ltd., Siemens Corporation and Alstom S.A.;

  •
  Manufacturers of electronic modules such as Omnirel L.L.C., Aeroflex Inc., Teledyne Inc. and DDC & R, Inc.; manufacturers of thin film substrates such as MIC Technology, an Aeroflex Company and Ultrasource, Inc.;

  •
  Manufacturers of motors such as MCG Inc., Reliance Electric CO/DE, CMC Industries, Inc. and other regional and specialty motor manufacturers;

  •
  Manufacturers of shaker vibration test systems such as Ling Dynamics Systems, Ltd. and Unholtz-Dickie, Corp.;

  •
  Manufacturers of Uninterruptible Power Supplies such as Piller, Inc. and Hitech Power Protection bv.; and

  •
  Developers of advanced power electronics and machines such as Moog, Semikron, Eaton and Silicon Power.

        Some of our competitors have substantially greater financial resources than we do and could devote greater resources to the development, promotion, sale and support of their products and may have more manufacturing expertise and capacity. In addition, some of our competitors have more extensive customer bases and broader customer relationships than we do.

Manufacturing

        We manufacture our products at our facilities located in Marlborough, Massachusetts; Worcester, Massachusetts and Burlington, Ontario, Canada. We believe our existing manufacturing capacity is sufficient to meet our current needs. Our goal is to mass manufacture high volume, low-cost products as our products gain market acceptance and the markets for our products develop. We believe that most of the raw materials used in our products are readily available from a variety of vendors. Additionally, we design and develop our products to use commodity parts in order to simplify the manufacturing process. We have a semi-automated production line in our Marlborough, Massachusetts facility. We intend to add additional production lines for our products in the future as demand dictates and our revenues enable. We have made and expect to continue to make technological improvements that reduce the costs to manufacture our products.

        Our manufacturing facilities are subject to numerous environmental laws and regulations, particularly with respect to industrial waste and emissions. Compliance with these laws and regulations has not had a material impact on our capital expenditures or competitive position.

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

        As of December 10, 2002, we held 75 U.S. patents and had 10 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe and Asia. In addition, we have a non-exclusive, royalty-free license for non-automotive applications for 38 other patents that were issued to our employees and subsequently assigned to DaimlerChrysler in connection with the now completed Chrysler Patriot racecar project. The expiration dates of our patents range from 2007 to 2021, with the majority expiring after 2016.

        In 1997, we granted Beacon Power Corporation a perpetual, worldwide, royalty-free, exclusive right and license to our flywheel technology for stationary, terrestrial applications. Beacon Power was formed as a spin off of SatCon Technology Corporation. In November of 2000, Beacon Power became a publicly traded company. In September of 2001 we made a 5,000,000-share distribution of our Beacon Power ownership to our stockholders and currently own approximately 11% of Beacon Power following that distribution.

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

        U.S. government contracts include provisions permitting termination, in whole or in part, without prior notice, at the U.S. government's discretion. The U.S. government generally pays compensation for work actually done and commitments made at the time of termination, and some allowance for profit on the work performed. The U.S. government may also terminate for default in performance and pay only the value delivered to the U.S. government. It can also hold the contractor responsible for reprocurement costs.

        Our government contract business is also subject to specific procurement statutes and regulations and a variety of socio-economic and other factors. Failure to comply with these regulations and requirements could lead to loss of contract or suspension or debarment from U.S. government contracting or subcontracting for a period of time. Examples of these statutes and regulations are those related to procurement integrity, export control, employment practices, the accuracy of records and the recording of costs.

        Sales to the U.S. government may be affected by changes in research interests in the areas in which we engage, changing government department budgets, and changing procurement policies.

Employees

        At September 30, 2002, we had a total of 275 full-time employees, 5 part-time employees and 29 contract employees. Of the total, 90 persons were employed in engineering, 153 in manufacturing, 42 in administration and 24 in sales and marketing. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to attract, retain and motivate qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on us. None of our employees are represented by a union. We believe that our relations with our employees are good.

Item 2. PROPERTIES

        We lease office, manufacturing and research and development space in the following locations:

Location	Primary Use	Approximate Number of Square Feet	Expiration of Lease
Cambridge, MA	Corporate headquarters and research and development	33,000	2003
Worcester, MA	Manufacturing	65,000	2005
Marlborough, MA	Manufacturing	24,000	2005
Baltimore, MD	Research and development	16,000	2005
Anaheim, CA	Sales and service	6,000	2003
Burlington, Ontario, Canada	Manufacturing	63,000	2003

        Our Cambridge, Massachusetts lease contains an additional 13,000 square feet of space, which is subleased to a third party until December 31, 2002. Our Anaheim, California lease contains an additional 77,000 square feet of space, of which 25,000 square feet is subleased to a third party through the term of the lease. We are seeking a sublet tenant for the remainder of the space.

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

        The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ National Market for our fiscal years ended September 30, 2001 and 2002:

	High	Low
Year Ended September 30, 2001
First Quarter	$36.75	$8.00
Second Quarter	15.50	8.69
Third Quarter	18.50	8.51
Fourth Quarter	10.90	4.70
Year Ended September 30, 2002
First Quarter	8.65	3.59
Second Quarter	7.29	3.13
Third Quarter	3.95	1.60
Fourth Quarter	1.84	0.97

        On December 27, 2002, the last reported sale price of our common stock as reported on the NASDAQ National Market was $1.43 per share. As of December 27, 2002, there were 16,904,827 shares of our common stock outstanding held by approximately 227 holders of record.

Dividend Policy

        We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends for the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, the Loan and Security Agreement between Silicon Valley Bank and us, dated as of September 13, 2002, provides for certain limitations on the payment of dividends by us on our common stock.

Recent Sales of Unregistered Securities

        On August 23, 2002, we issued to J.P. Turner & Company, LLC, in connection with investor awareness and business advisory services rendered by J.P. Turner & Company, LLC pursuant to an investment banking agreement with us, a warrant exercisable for 250,000 shares of our common stock, at an exercise price of $1.75 per share. This warrant expires on August 23, 2005. This warrant was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

        On September 13, 2002, we issued to Silicon Valley Bank, in connection with a loan and security agreement with Silicon Valley Bank, a warrant exercisable for 181,951 shares of our common stock, at an exercise price of $1.374 per share. This warrant expires on September 13, 2007. This warrant was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

        During the fiscal year ended September 30, 2002, we issued 202,049 shares of our common stock to our employees pursuant to a discretionary 401(k) match authorized by our Board of Directors. Such securities were issued without registration and are freely tradable pursuant to Employee Benefit Plans Release Nos. 33-6188 and 33-6281.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

        You should read the data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below for our fiscal years ended September 30, 2002, 2001 and 2000 and the consolidated balance sheet data as of September 30, 2002 and 2001 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for our fiscal years ended September 30, 1999 and 1998 and the consolidated balance sheet data as of September 30, 2000, 1999 and 1998 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The statement of operations for our fiscal year ended September 30, 2002 includes the results of the acquisition of assets from Sipex Corporation beginning from September 27, 2002, the date which we acquired assets from Sipex Corporation.

	Fiscal Year Ended September 30,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data
Revenue:
Product revenue	$30,799	$30,780	$22,427	$9,123	$7,520
Funded research and development and other revenue	10,831	10,904	8,628	6,355	8,011

Total revenue	41,630	41,684	31,055	15,478	15,531

Operating costs and expenses:
Cost of product revenue	29,644	27,828	19,069	9,511	5,474
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	7,177	7,446	6,848	5,828	5,517
Unfunded research and development expenses	5,850	6,229	3,453	726	1,277

Total research and development and other revenue expenses	13,027	13,675	10,301	6,554	6,794
Selling, general and administrative expenses	15,851	13,593	9,970	8,819	4,523
Write-off of public offering costs	—	1,421	—	—	—
Amortization of goodwill	—	639	610	94	59
Amortization of intangibles	589	723	607	277	232
Restructuring costs	1,500	—	—	—	—

Total operating costs and expenses	60,611	57,879	40,557	25,255	17,082

Operating loss	(18,981)	(16,195)	(9,502)	(9,777)	(1,551)
Net realized gain on sale of marketable securities	17	—	—	—	—
Net unrealized loss on warrants to purchase common stock	(519)	(1,480)	—	—	—
Write-down of investment in Beacon Power Corporation	(1,400)	—	—	—	—
Other income (loss)	122	584	460	(224)	170

Net loss before income taxes, equity loss from Beacon Power Corporation and cumulative effect of changes in accounting principles	(20,761)	(17,091)	(9,042)	(10,001)	(1,381)
Provision for income taxes	—	—	—	—	(4)
Equity loss from Beacon Power Corporation	—	(5,064)	(899)	(4,341)	(3,473)

Net loss before cumulative effect of changes in accounting principles	(20,761)	(22,155)	(9,941)	(14,342)	(4,858)
Cumulative effect of changes in accounting principles	—	(168)	—	—	—

Net loss	(20,761)	(22,323)	(9,941)	(14,342)	(4,858)
Accretion of redeemable convertible preferred stock discount	—	—	(3,106)	(51)	—
Cumulative effect of change in accounting principle	—	(1,941)	—	—	—

Net loss attributable to common stockholders	$(20,761)	$(24,264)	$(13,047)	$(14,393)	$(4,858)

Net loss before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(1.25)	$(1.51)	$(1.03)	$(1.57)	$(0.54)
Cumulative effect of changes in accounting principles per weighted average share, basic and diluted	—	(0.14)	—	—	—

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(1.25)	$(1.65)	$(1.03)	$(1.57)	$(0.54)

Weighted average number of common shares, basic and diluted	16,597	14,666	12,630	9,176	8,957

	As of September 30,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$2,120	$11,052	$8,814	$2,533	$1,202
Marketable securities	—	9,872	—	—	657
Investment in Beacon Power Corporation	800	7,153	—	415	—
Assets transferred to Beacon Power Corporation	—	—	—	—	577
Total assets	42,360	68,776	44,487	17,815	16,689
Working capital	10,971	29,624	18,390	7,714	7,905
Liabilities transferred to Beacon Power Corporation	—	—	—	—	1,564
Total long-term liabilities, net of current portion	1,217	1,189	214	64	239
Contingent obligation to Class D preferred stockholders of Beacon Power Corporation	—	—	5,794	5,309	—
Contingent obligation to common stock warrant holders	—	234	—	—	—
Redeemable convertible preferred stock	—	—	—	4,894	—
Stockholders' equity	29,926	54,511	31,118	4,421	12,372

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

        This Annual Report on Form 10-K contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Act of 1934. You can identify these forward-looking statement by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates," and similar expressions, whether in the negative or in the affirmative. Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, our actual results could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements below under the heading "Factors Affecting Future Results" that we believe could cause our actual results to differ materially from the forward-looking statements that we make. These factors also include, without limitation, those set forth in Exhibit 99.1 to this Form 10-K, which are expressly incorporated by reference herein. We do not intend to update information contained in any forward-looking statements we make.

Recent Developments

        We need an immediate infusion of equity capital to sustain our operations. We anticipate that our existing cash and cash resources will enable us to fund our operations through only approximately January 15, 2003. We are operating under a forbearance agreement with Silicon Valley Bank which is currently enabling us to borrow minimal levels of working capital from Silicon Valley Bank. On December 13, 2002, we executed a term sheet with an institutional investor to raise between $5 and $7 million of equity capital. The term sheet contemplates that $3 to $5 million of the equity investment will be funded during the week of January 6, 2003 and the remaining $2 million will be funded promptly after the registration statement we are required to file with the Securities and Exchange Commission is declared effective registering all of the underlying equity securities in this financing.

        If Silicon Valley Bank decides to discontinue lending to us or we are unable to close an equity financing with the institutional investor or other investors prior to January 15, 2003, we will be forced to furlough or permanently lay off a significant portion of our work force. This will have a material adverse effect on us. Under these circumstances, we may not be able to continue our operations. Further, without additional cash resources, we may not be able to keep all or a significant portion of our operations going for a sufficient period of time to enable us to sell all or portions of our assets or operations at other than distressed sale prices. Even if we are able to consummate the financing with the institutional investor prior to January 15, 2003 and retain a credit facility with Silicon Valley Bank, we may still require additional cash resources in the future to fund our anticipated operating losses, to grow, to develop new or enhance existing products and services and to respond to competitive pressures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" below.

        Under the proposed terms of the term sheet with the institutional investor, we would issue shares of convertible preferred stock for $15,000 per share and warrants to purchase 5,000 shares of common stock for each share of convertible preferred stock issued. The preferred stock will be convertible into a number of shares of common stock equal to 15,000 divided by the conversion price of the stock (which will initially be $1.50). The convertible preferred stock will accrue dividends of 8% per annum, increasing to 12% on January 1, 2004. Under the proposed terms of the term sheet with the institutional investor, we may opt to pay the dividends in cash or in kind. Nevertheless, our current credit facility prohibits, and future credit facilities will likely prohibit, the payment of any cash dividend. The dividend for the first year will be paid at the closing in shares of common stock, valued based on the conversion price of the preferred stock, and thereafter will be paid on a quarterly basis. The warrants will be exercisable for a five-year term and will have an exercise price of $2.00 per share.

        As mentioned above, the term sheet with the institutional investor contemplates that we will issue between $3 million and $5 million of the convertible preferred stock at a first closing during the week of January 6, 2003. The remaining $2 million will be funded promptly after the registration statement we are required to file to register the common stock issuable upon conversion of the convertible preferred stock and exercise of the warrants is declared effective. We are required to file the registration statement within 30 days after the first closing and use our best efforts to have the registration statement declared effective within 90 days after the first closing. If the registration statement is not declared effective within 120 days of the first closing, we will be obligated to pay to the investors liquidated damages equal to 1.5% of the amount invested for each 30-day period, beginning 90 days after the first closing, that the registration statement is not effective.

        If we issue shares of common stock at a purchase price below the conversion price of the convertible preferred stock or the exercise price of the warrants, the conversion price and the exercise price, as applicable, will be adjusted on a weighted average basis.

        If we consummate any private equity or equity-linked financing within 12 months after the first closing, the investors in our convertible preferred stock will have a right of first offer to purchase all or part of that financing. In addition, if we enter into a private equity or equity-linked financing within 24 months after the first closing, the investors will have the rights to exchange their shares of convertible preferred stock at the stated value of the securities issued in that financing.

        To date, the documentation relating to the financing with the institutional investor has been produced by counsel to the institutional investor but has not been finalized. There can be no guarantee that we will be able to secure financing with the institutional investor on these or any other terms, or that we will be able to successfully close this financing and raise the $5 million to $7 million contemplated by the term sheet.

        Any securities offered to the institutional investor will not be or have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Overview

        SatCon was organized as a Massachusetts corporation in 1985 and reincorporated as a Delaware corporation in 1992. We are developing enabling technologies for the emerging critical power marketplace where power quality and uninterruptible power are important. We design, develop and manufacture high-efficiency high power electronics and a variety of standard and custom high-performance machines for specific applications. Our critical power products convert, store and manage electricity for businesses and consumers, the U.S. Government and the military that require high-reliability electronics and controls and high-quality, uninterruptible power. We are utilizing our engineering and manufacturing expertise to develop products we believe will be integral components of distributed power generation and power quality systems. Our specialty motors are typically designed and manufactured for unique customer requirements such as high power-to-size requirements or high efficiency.

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

        In addition, in November 1999, we acquired intellectual property, tooling and other assets from Northrop Grumman Corporation enabling us to manufacture and sell electric drivetrains and, in September 2002, we acquired certain intellectual property, equipment and other assets from Sipex Corporation to expand our high-reliability data conversion product line. See Note R to our Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding our acquisitions.

Critical Accounting Policies and Significant Judgments and Estimates

        Our discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, receivable reserves, inventory reserves, investment in Beacon Power Corporation, goodwill and intangible assets and income taxes. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

        The significant accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

        We recognize revenue from product sales in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by us, all revenue related to the product is deferred and recognized upon the completion of the installation. We provide for a warranty reserve at the time the product revenue is recognized.

        We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of September 30, 2002 and 2001, we have accrued $0.2 million and $0.1 million, respectively, for anticipated contract losses on commercial contracts. For the fiscal year ended September 30, 2002 and 2001, revenue from commercial contracts, which represents other revenue, is included in funded research and development and other revenue and amounted to $0.2 million and $0.7 million, respectively.

        Cost of product revenue includes cost of product revenue including material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements and other revenue are included in funded research and development and other revenue expenses. For the fiscal year ended September 30, 2002 and 2001, costs and expenses from commercial contracts, which represents other revenue expenses, are included in funded research and development and other revenue expenses and amounted to $0.2 million and $0.5 million, respectively.

        Deferred revenue consists of payments received from customers in advance of services performed, product shipped or installation completed.

        Unbilled contract costs and fees represent revenue recognized in excess of amounts billed due to contractual provisions or deferred costs that have not yet been recognized as revenue or billed to the customer. These amounts included retained fee and unliquidated costs totaling $0.1 and $0.2 million at September 30, 2002 and 2001, respectively.

Accounts Receivable

        Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

Inventory

        We value our inventory at the lower of actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We periodically review inventory quantities on hand and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as based on historical usage. Due to the custom and specific nature of certain of our products, demand and usage for products and materials can fluctuate significantly. A significant decrease in demand for our products could result in a short-term increase in the cost of inventory purchases and an increase of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Investment in Beacon Power Corporation

        During substantially all of the fiscal year ended September 30, 2001, we accounted for our investment in Beacon Power Corporation under the equity method of accounting and recorded $5.1 million of losses from Beacon Power. On September 28, 2001, we distributed 5,000,000 shares of

Beacon Power common stock to our stockholders. Upon the distribution of the 5,000,000 shares, we recorded the distribution of the 5,000,000 shares as a reduction of additional paid-in capital based on the book value per share prior to the distribution, or $0.59 per share. After the distribution, we owned 4,705,910 shares, or approximately 11.0%, of Beacon Power's outstanding voting stock. Additionally, we have determined that we do not have the ability to exercise significant influence over the operating and financial policies of Beacon Power and, therefore, now account for our investment in Beacon Power using the fair value method as set forth in Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Debt and Equity Securities. We are no longer required to record our share of any losses from Beacon Power and the investment is carried at fair value and designated as available for sale and any unrealized holding gains or losses are to be included in stockholders' equity as a component of accumulated other comprehensive income/(loss). As of September 30, 2002, the shares of Beacon Power common stock held by us had a fair value of $0.8 million and we recorded an unrealized loss of $6.4 million in stockholders' equity as a component of accumulated other comprehensive income/(loss) during the fiscal year ended September 30, 2002. As of September 30, 2002, the fair market value of Beacon Power's common stock was $0.17 per share. Our cost basis in our investment in Beacon Power's common stock was $0.59 per share. As of September 30, 2002, we believe the decline in market value represents an other than temporary decline because, among other things, the market value has been less than cost since March 2002 and there is some uncertainty of the financial condition and near-term prospects of Beacon Power and, accordingly, have recorded an other than temporary write-down of our investment in Beacon Power of $1.4 million. Additionally, we have a warrant to purchase 173,704 shares of Beacon Power's common stock that has an exercise price of $1.25 per share and expires in 2005. We account for this warrant in accordance with SFAS No. 133 and, therefore, record the warrant at its fair value and record any changes in value in our statement of operations. As of September 30, 2002, the warrant to purchase Beacon Power common stock had a fair value of $14,365 and is included in warrants to purchase common stock on the accompanying balance sheet.

Goodwill and Intangible Assets

        Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets purchased and liabilities assumed. We have accounted for our acquisitions using the purchase method of accounting. Values were assigned to goodwill and intangible assets based on third-party independent valuations, as well as management's forecasts and projections that include assumptions related to future revenue and cash flows generated from the acquired assets.

        Effective October 1, 2001, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement affects our treatment of goodwill and other intangible assets. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease.

        We completed the first step of the transitional goodwill impairment test based on the amount of goodwill as of the beginning of fiscal year 2002, as required by SFAS No. 142. We utilized a third party independent valuation to determine the fair value of each of the reporting units based on a discounted cash flow income approach. Based on the results of the first step of the transitional goodwill impairment test, we have determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of October 1, 2001. As a result, the second step of the transitional goodwill impairment test was not required to be completed. We performed a goodwill impairment test on the amount of goodwill as of the beginning of our fiscal fourth quarter 2002, as required by SFAS No. 142 on an annual basis. We again utilized a third party independent valuation to determine the fair value of each of the reporting units based on a discounted cash flow income approach. The income approach indicates the fair value of a business enterprise based on the discounted value of the cash flows that the business can be expected to generate in the future. This analysis is based upon projections prepared by us and data from sources of publicly available information available at the time of preparation. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. Based on the results of the first step of the annual goodwill impairment test, we have determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of the beginning of our fiscal fourth quarter 2002. As a result, the second step of the annual goodwill impairment test was not required to be completed. We will continue to perform a goodwill impairment test on an annual basis.

        We did not record expense related to the amortization of goodwill during the fiscal year ended September 30, 2002. We recorded expense related to the amortization of goodwill of $0.6 million during the fiscal year ended September 30, 2001. We have determined that all of our intangible assets have finite lives and, therefore, we have continued to amortize our intangible assets. We recorded expense related to the amortization of our intangible assets of $0.6 million and $0.7 million during the fiscal year ended September 30, 2002 and 2001, respectively.

Accounting for Income Taxes

        The preparation of our consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States, which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $29.1 million as of September 30, 2002, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

  Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

Product Revenue.

        Product revenue remained flat at $30.8 million. Power Systems was down 1% from $20.2 million in 2001 to $19.9 million in 2002. This was offset by an increase in the Electronics Division from $10.6 million in 2001 to $10.9 million in 2002.

        Within Power Systems, revenue from magnetic levitation and high performance motor products declined 35% from $7.2 million in 2001 to $4.7 million in 2002. This decrease was due in large part to the decline in revenue from magnetic levitation products due to the weak semiconductor industry. In addition, revenue from vibration test equipment ("Shaker") was down 39% from $12.2 million in 2001 to $7.5 million in 2002. This reduction in Shaker revenue was due in part to the disruption caused by the relocation of the business from Anaheim, CA to Worcester, MA during the last half of 2002. These decreases were more than offset by an increase in revenue from power conversion products from $0.8 million in 2001 to $7.7 million in 2002. This increase was due largely to the fact that Inverpower was acquired in July 2001 and, as a result, represented less than three months of business in 2001. The increase in 2002 was due, in addition to having a full year of business, to the up tick in the power conversion products.

        Despite the weak telecom and semiconductor industries, the Electronics Division was able to increase revenue by 3% from $10.6 million in 2001 to $10.9 million in 2002. The increase was due to an increase in revenue from the defense sector, which during 2002 represented approximately 69% of the total Electronics Division revenue. This compared with approximately 63% in 2001. In addition, on September 27, 2002, we acquired the hybrid product line from Sipex Corp. and were able to ship $0.2 million of product during 2002.

Funded research and development and other revenue.

        Funded research and development and other revenue decreased by $0.1 million, or 1% from $10.9 million to $10.8 million. The largest change was the increase of $1.7 million in funded research and development revenue from a program to develop high power converter assemblies for the U.S. Navy's next generation of modern "all-electric" ships offset by decreases of $0.6 million from a Department of Energy program to develop low-cost power conversion modules for electric and hybrid-electric vehicles and $0.6 million from the U.S. Navy's electric missile air launch system program.

Cost of product revenue.

        Cost of product revenue increased by $1.8 million, or 7%, from $27.8 million to $29.6 million. The increase was attributable to $3.8 million of increased cost of product revenue from Power Systems from $17.6 million to $21.4 million. This increase was offset in part by a decrease in the Electronics Division of $2.0 million from $10.1 million in 2001 to $8.1 million in 2002.

        Within Power Systems, power products accounted for $6.1 million of the increase due primarily to the full year effect of the Inverpower acquisition. This increase was offset by a decrease of $2.3 million in the Shaker, magnetic levitation and high performance motors cost of product revenue, which all experienced volume reductions in 2002. Inventory obsolescence charges for Power Systems products totaled $1.9 million in 2002 compared with $0.2 million in 2001. These charges in 2002 represented $1.0 million in power conversion products, $0.6 million in Shakers and $0.3 million in other products.

        The Electronics Division was able to realize a decrease in its cost of product revenue despite a 3% increase in revenue. This decrease was primarily due to lower spending resulting from its restructuring program, and, to a lesser extent, lower material costs as a percentage of revenue. Charges for inventory obsolescence were $0.4 million in each year.

Funded research and development and other revenue expenses.

        Funded research and development and other revenue expenses decreased by $0.3 million, or 4%, from $7.4 million in 2001 to $7.2 million in 2002. The largest change was the increase of $1.2 million in funded research and development revenue expenses from a program to develop high power converter assemblies for the U.S. Navy's next generation of modern "all-electric" ships offset by a decrease of $0.4 million from the U.S. Navy's electric missile air launch system program. In addition, we provided an additional provision of $0.1 million for contract losses during 2002. Although revenue from the Department of Energy program to develop low-cost power conversion modules for electric and hybrid- electric vehicles decreased by $0.6 million, there was no corresponding reduction in costs as that revenue was derived from costs incurred in 2000.

Unfunded research and development expenses.

        Unfunded research and development expenses decreased by $0.4 million, or 6%, from $6.2 million in 2001 to $5.9 million in 2002. The decrease is due to the near completion of the internally funded research and development projects including the power inverter for an on-site power generation system and our 250 kilowatt and 2.2 megawatt rotary UPS and power quality systems.

Selling, general and administrative expenses.

        Selling, general and administrative expenses increased by $2.3 million, or 17%, from $13.6 million in 2001 to $15.9 million in 2002. The increase was primarily due to the full-year inclusion of Inverpower for 2002 and to a lesser extent the increase in business development costs, primarily in the Applied Technology Division.

Write-off of public offering costs.

        On April 25, 2001, we converted our registration statement initially filed with the Securities and Exchange Commission on October 30, 2000 to a shelf registration statement. We expensed during 2001 $1.4 million of equity financing costs incurred in connection with this initial registration statement.

Amortization of goodwill and intangibles.

        Amortization of goodwill and intangibles decreased by $774,000, or 57%, from $1.4 million in 2001 to $0.6 million in 2002. The decrease is a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, and of no longer being required to amortize goodwill and intangible assets with indeterminable lives. During the year ended September 30, 2001, amortization of goodwill amounted to $0.6 million. In addition, during 2001 we wrote-off an impaired intangible asset with a net book value of $0.1 million and annual amortization of $0.1 million. These decreases were partially offset by the amortization of intangible assets acquired from Inverpower in July 2001.

Restructuring costs.

        During April 2002, we commenced a restructuring plan designed to streamline our production base, improve efficiency and enhance our competitiveness and recorded a restructuring charge of $1.5 million. The restructuring charge includes approximately $0.6 million for severance costs associated with the reduction of approximately 60 employees, or 17% of the work force. The reductions occurred in the following business segments: Applied Technology—9: Corporate—2; Electronics—16; and Power Systems—33. On a functional basis, the reductions were: manufacturing—45; research and development—4; and selling, general and administrative—11. As of September 30, 2002, 56 employees have been terminated and the remaining 4 are expected to be terminated by March 2003. In addition, as of September 30, 2002, $0.5 of the severance has been paid and the remaining severance will be paid by March 2003. The balance of the restructuring charge relates to the closing of the Anaheim, CA facility. These costs include approximately $0.3 million of cash charges primarily related to rent, real estate taxes and operating costs to be paid through the remainder of the lease and an estimated $0.3 million of other cash charges for restoration and clean-up. In addition, approximately $0.2 million of the restructuring charge relates to non-cash charges on assets to be disposed of. We anticipate the Anaheim, CA manufacturing facility will be closed during the second quarter of fiscal year 2003.

Net unrealized loss on warrants to purchase common stock.

        Net unrealized loss on warrants to purchase common stock decreased by $1.0 million, or 65%, from $1.5 million in 2001 to $0.5 million in 2002. We account for our warrants to purchase Mechanical Technology Incorporated's common stock and to purchase Beacon Power's common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we have recorded these warrants at their fair value at September 30, 2002 and recorded and unrealized loss of $0.5 million during 2002.

Write-down of investment in Beacon Power Corporation.

        Effective September 28, 2001, we account for our investment in Beacon Power using the fair value method as set forth in SFAS No. 115, Accounting for Certain Debt and Equity Securities. At September 30, 2002, the fair market value of Beacon Power's common stock was $0.17 per share. Our cost basis in our investment in Beacon Power's common stock was $0.59 per share. As of September 30, 2002, we believe the decline in market value represents an other than temporary decline because, among other things, the market value has been less than cost since March 2002 and there is some uncertainty of the financial condition and near-term prospects of Beacon Power and, accordingly, we have recorded an other than temporary write-down of our investment in Beacon Power of $1.4 million.

Other income.

        Other income decreased by $0.5 million, or 79%, from $0.6 million in 2001 to $0.1 million in 2002. The decrease is primarily the result of $0.4 million decrease in interest income, which is directly related to the decrease in cash, cash equivalents and marketable securities.

Loss from Beacon Power Corporation.

        Effective September 28, 2001, we account for our investment in Beacon Power using the fair value method as set forth in SFAS No. 115, Accounting for Certain Debt and Equity Securities. We are no longer required to record our share of any losses from Beacon Power and the investment is carried at fair value and is designated as available for sale, and any unrealized holding gains and losses are to be included in stockholders' equity as a component of accumulated other comprehensive income (loss).

Cumulative effect of change in accounting principle.

        On October 1, 2000, we began accounting for our warrants to purchase Mechanical Technology Incorporated common stock in accordance with SFAS No. 133 and, therefore, recorded a cumulative unrealized loss of $1.0 million as of October 1, 2000. On June 30, 2001, we began accounting for warrants to purchase our common stock that are designated as a liability in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", and, therefore, recorded a cumulative unrealized gain of $1.0 million as of June 30, 2001 to record the warrants at fair value.

  Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

Product Revenue.

        Product revenue increased by $8.4 million, or 37%, from $22.4 million in 2000 to $30.8 million in 2001. The increase was attributable to $6.1 million of increased revenue from Power Systems, of which Ling Electronics accounted for $4.9 million, magnetic levitation products and high-performance motors accounted for $0.7 million and power products accounted for $0.5 million, primarily as a result of our acquisition of Inverpower. $2.3 million of increased revenue was attributable to the Electronics Division.

Funded research and development and other revenue.

        Funded research and development and other revenue increased by $2.3 million, or 26%, from $8.6 million in 2000 to $10.9 million in 2001. This increase was primarily attributable to $2.7 million in funded research and development revenue from a new program to develop high power converter assemblies for the U.S. Navy's next generation of modern "all-electric" ships offset by a reduction of $0.4 million in funded research and development revenue from a Department of Energy program to develop low-cost power conversion modules for electric and hybrid-electric vehicles.

Cost of product revenue.

        Cost of product revenue increased by $8.8 million, or 46%, from $19.1 million in 2000 to $27.8 million in 2001. The increase was primarily attributable to the increase in product revenue. In addition, for 2001, we provided a $1.2 million reserve for excess and obsolete inventory as compared to $0.7 million for 2000. Gross margin from product revenue as a percentage of product revenue decreased from 15% in 2000 to 10% in 2001.

Funded research and development and other revenue expenses.

        Funded research and development and other revenue expenses increased by $598,000, or 9%, from $6.8 million in 2000 to $7.4 million in 2001. The increase was primarily attributable to $1.9 million in funded research and development expenses from the U.S. Navy program offset by the reduction of $1.0 million of research and development expenses related to the Department of Energy program.

Unfunded research and development expenses.

        Unfunded research and development expenses increased by $2.8 million, or 80%, from $3.5 million in 2000 to $6.2 million in 2001. The increase is due to increased focus on internally funded research and development projects including the power inverter for an on-site power generation system and our 250 kilowatt and 2.2 megawatt rotary UPS and power quality systems.

Selling, general and administrative expenses.

        Selling, general and administrative expenses increased by $3.6 million, or 36%, from $10.0 million in 2000 to $13.6 million in 2001. The increase was primarily due to an increase in selling expenses associated with the $10.6 million increase in total revenue and the inclusion of Ling Electronics for the entire fiscal year 2001 and Inverpower from July 13, 2001 to September 30, 2001. During 2001, we provided a $0.5 million reserve for doubtful accounts as compared to $0.3 million in 2000. In addition, we recorded charges of $0.2 million, $0.2 million, $0.2 million and $0.1 million in settlement of litigation, consolidation of facilities, write-off of impaired assets and for acceleration of a stock option award-vesting schedule, respectively, during 2001.

Write-off of public offering costs.

        On April 25, 2001, we converted our registration statement initially filed with the Securities and Exchange Commission on October 30, 2000 to a shelf registration statement. We expensed $1.4 million of equity financing costs incurred in connection with this initial registration statement.

Amortization of intangibles.

        Amortization of intangibles increased by $0.1 million, or 12%, from $1.2 million to $1.4 million. The increase was the result of amortization of intangibles recorded in connection with the acquisitions of Ling Electronics in October 1999, certain intellectual property and other intangible assets from Northrop Grumman in November 1999 and certain intangible assets from Inverpower Controls Ltd. in July 2001. In addition, during 2001 we wrote-off an impaired intangible asset with a net book value of $0.1 million.

Net unrealized loss on warrants to purchase common stock.

        During the fiscal year ended September 30, 2001, we began accounting for our warrants to purchase Mechanical Technology Incorporated's common stock and the warrant to purchase Beacon Power's common stock in accordance with SFAS No. 133, and, therefore, we have recorded these warrants at their fair value at September 30, 2001 and recorded an unrealized loss of $1.5 million during 2001.

Other income (loss).

        Other income increased $0.1 million, or 27%, from $0.5 million in 2000 to $0.6 million in 2001. The increase is the result of cash, cash equivalents and marketable securities being maintained in interest bearing accounts offset by an increase in interest expense associated with the increase in debt.

Loss from Beacon Power Corporation.

        Loss from Beacon Power Corporation increased by $4.2 million from $0.9 million in 2000 to $5.1 million in 2001. In connection with Beacon Power's initial public offering in November 2000, our investment in Beacon Power and additional paid-in-capital was written up to reflect our beneficial interest in the book value of the stockholders' equity of Beacon Power, which was approximately $16.6 million, less losses previously recorded in connection with the put right obligation in the amount of $5.8 million for a net gain of $10.7 million. After the write-up of our investment in Beacon Power, we continued to account for our investment in Beacon Power under the equity method of accounting and recorded our share of losses of $5.1 million from Beacon Power for 2001.

Cumulative effect of change in accounting principle.

        On October 1, 2000, we began accounting for our warrants to purchase Mechanical Technology Incorporated common stock in accordance with SFAS No. 133 and, therefore, recorded a cumulative unrealized loss of $1.0 million as of October 1, 2000. On June 30, 2001, we began accounting for warrants to purchase our common stock that are designated as a liability in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and, therefore, recorded a cumulative unrealized gain of $0.9 million as of June 30, 2001 to record the warrants at fair value.

Quarterly Results of Operations

        The following table presents unaudited quarterly statement of operations data for the eight quarters ended September 30, 2002. This data has been prepared on a basis consistent with our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This data includes all adjustments, consisting solely of normal recurring adjustments, that we believe necessary for a fair presentation of this information. The operating results for any quarter are not necessarily indicative of results to be expected for any future period. In fiscal year 2002, we changed the reporting periods for operational purposes for the first three quarters of our fiscal year to the 13-week periods ending on the last Saturday of the last month of each quarter. We believe that due to this fact there is no material difference between the 2002 and 2001 quarterly statement of operations data and that the results of all periods presented are comparable.

        The fourth quarter of 2002 includes a provision of $1.3 million for excess and obsolete inventory as compared to $0.2 million during the fourth quarter of 2001. The fourth quarter of 2002 provision includes $0.8 million for inventory related to residential fuel cell and battery UPS products. Based on our strategic business plan to focus our efforts on our rotary UPS systems, we deemed it appropriate during the fourth quarter to establish these reserves.

	Three Months Ended
	Sept. 30, 2002	June 29, 2002	Mar. 30, 2002	Dec. 29, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001	Dec. 31, 2000
	(in thousands, except per share data)
Statement of Operations Data
Revenue:
Product revenue	$8,451	$8,758	$7,466	$6,124	$7,290	$7,563	$8,504	$7,423
Funded research and development and other revenue	2,785	2,996	2,834	2,216	2,725	3,077	3,032	2,071

Total revenue	11,236	11,754	10,300	8,340	10,015	10,640	11,536	9,494

Operating costs and expenses:
Cost of product revenue	8,038	7,849	7,820	5,937	8,744	6,226	6,773	6,085
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	1,940	1,911	1,609	1,717	1,648	2,077	2,282	1,439
Unfunded research and development expenses	1,098	1,108	1,671	1,973	1,918	1,478	1,520	1,313

Total research and development and other revenue expenses	3,038	3,019	3,280	3,690	3,566	3,555	3,802	2,752
Selling, general and administrative expenses	4,062	3,911	4,016	3,862	4,185	3,560	3,165	2,683
Write-off of public offering costs	—	—	—	—	—	95	1,325	—
Amortization of goodwill	—	—	—	—	160	160	158	161
Amortization of intangibles	143	149	149	148	234	163	165	162
Restructuring costs	—	1,500	—	—	—	—	—	—

Total operating costs and expenses	15,281	16,428	15,265	13,637	16,889	13,759	15,388	11,843

Operating loss	(4,045)	(4,674)	(4,965)	(5,297)	(6,874)	(3,119)	(3,852)	(2,349)
Net realized gain on sale of marketable securities	—	—	17	—	—	—	—	—
Net unrealized gain (loss) on warrants to purchase common stock	(7)	(169)	(93)	(250)	(1,255)	768	(787)	(205)
Write-down of investment in Beacon Power Corporation	(1,400)	—	—	—	—	—	—	—
Other income (loss)	80	(153)	45	150	241	116	113	113

Net loss before equity loss from Beacon Power Corporation and cumulative effect of changes in accounting principles	(5,372)	(4,996)	(4,996)	(5,397)	(7,888)	(2,235)	(4,526)	(2,441)
Equity loss from Beacon Power Corporation	—	—	—	—	(1,368)	(1,303)	(1,845)	(549)

Net loss before cumulative effect of changes in accounting principles	(5,372)	(4,996)	(4,996)	(5,397)	(9,256)	(3,538)	(6,371)	(2,990)
Cumulative effect of changes in accounting principles	—	—	—	—	—	854	—	(1,022)

Net loss	(5,372)	(4,996)	(4,996)	(5,397)	(9,256)	(2,684)	(6,371)	(4,012)
Cumulative effect of change in accounting principle	—	—	—	—	—	(1,941)	—	—

Net loss attributable to common stockholders	$(5,372)	$(4,996)	$(4,996)	$(5,397)	$(9,256)	$(4,625)	$(6,371)	$(4,012)

Net loss before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(0.32)	$(0.30)	$(0.30)	$(0.33)	$(0.56)	$(0.24)	$(0.46)	$(0.22)
Cumulative effect of changes in accounting principles per weighted average share, basic and diluted	—	—	—	—	—	(0.08)	—	(0.07)

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.32)	$(0.30)	$(0.30)	$(0.33)	$(0.56)	$(0.32)	$(0.46)	$(0.29)

Weighted average number of common shares, basic and diluted	16,718	16,570	16,540	16,540	16,473	14,492	13,870	13,828

Liquidity and Capital Resources

        We need an immediate infusion of equity capital to sustain our operations. We anticipate that our existing cash and cash resources will enable us to fund our operations through only approximately January 15, 2003. As more fully discussed below, if Silicon Valley Bank, our senior lender, decides to discontinue lending to us, which it has the right to do, or we are unable to raise additional equity by January 15, 2003, we will be forced to furlough or permanently lay off a significant portion of our work force which will have a material adverse impact on us. Under these circumstances, we may not be able to continue our operations. Further, without additional cash resources, we may not be able to keep all or significant portions of our operations going for a sufficient period of time to enable us to sell all or portions of our assets or operations at other than distressed sale prices.

        We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of September 30, 2002, we had an accumulated deficit of $85.2 million. During the fiscal year ended September 30, 2002, we incurred a loss of $20.8 million and a reduction in our cash from $20.9 million to $2.1 million. Due to restructuring activities, we were able to slow our cash burn rate from $7.9 million in the first quarter of fiscal year 2002 to $5.2 million, $3.5 million and $2.1 million in the second, third and fourth quarters of fiscal year 2002, respectively.

        However, we need to achieve quarterly revenue of approximately $15 million in order to reach a breakeven cash run rate based on today's cost structure and expected incremental margins on the additional revenue. Our highest quarterly revenue for fiscal year 2002 were $11.7 million in the third quarter of fiscal year 2002. Given our current operating plan, we do not expect to achieve $15 million of quarterly revenue until the fourth quarter of fiscal year 2003 at the earliest. As a result, because we had only $2.1 million in cash at the end of fiscal year 2002, we will need at least $9 million to $10 million in borrowing capacity and additional capital, in the aggregate, in order to fund our current business plan for the next 12 months. We may also need additional future funds in order to fund unanticipated operating losses, to grow, to develop new or enhance existing products and services and to respond to competitive pressures.

        At September 30, 2002, we had a line of credit with Silicon Valley Bank which enabled us to borrow up to $5 million based on eligible receivables, and none of the credit line had been used as of that date. The credit line included various financial covenants which needed to be satisfied in order for us to retain our right to borrow. One of these covenants required us to raise $4 million of new equity or subordinated debt by December 1, 2002. We did not raise these funds as of December 1, 2002 and, as a result, are in default under the credit line and from December 1, 2002 through December 18, 2002, were not permitted to borrow against the credit line. As of December 1, 2002, the loan balance was $2.1 million and all receipts from our Electronics and Power Systems divisions were required to be used to reduce this loan. Although Silicon Valley Bank is not required to do so while we are in default under our loan agreement, it has permitted us to use receivables collected from our Applied Technology division. As a result, from December 1, 2002 through December 18, 2002, we were limited to available cash and receipts from our Applied Technology division to fund our business until the Silicon Valley Bank loan was repaid. This level of resources is insufficient to sustain our ongoing operations as our Applied Technology division generates less than $1 million of cash receipts in an average month.

        On December 19, 2002, we entered into a forebearance agreement with Silicon Valley Bank pursuant to which Silicon Valley Bank agreed that, unless other defaults occurred under our credit facility, Silicon Valley Bank would not exercise its rights as creditor under our loan agreement with them until January 15, 2003. We hope that Silicon Valley Bank's forbearance will enable us sufficient time to raise $4 million of equity capital or subordinated debt by January 15, 2003. We acknowledged to Silicon Valley Bank in the forebearance agreement that we were in material default of our credit facility with Silicon Valley Bank. The forebearance agreement required us to obtain a signed term sheet by December 19, 2002 for a transaction structured to raise at least $3 million and, as more fully described below, we believe we have met this requirement.

        On December 19, 2002, we owed Silicon Valley Bank approximately $886,000 and had a cash balance of approximately $1 million. As a result of executing the forbearance agreement, we are now able to return to borrowing from the bank, but are limited to the lesser of 75% of eligible receivables or $2 million. In addition, all collections can now be used by us to fund operations or pay down the loan, as they had been prior to the default on December 1, 2002. Although the line of credit was up to

$5 million prior to our default, it was limited to 75% of eligible receivables which typically permitted borrowing in the October to November period of from approximately $2.2 million to $2.8 million outstanding at any one time. However, at anytime prior to January 15, 2003, Silicon Valley Bank may discontinue lending funds to us if, in its business judgment, it decides to do so.

        We intend to work with Silicon Valley Bank in an effort to amend the existing credit facility before January 15, 2003. The existing credit facility is scheduled to expire in September, 2003. However, there can be no assurance that we will be successful in achieving an amended credit facility by January 15, 2003. We believe that we will need to raise at least $3 million of new equity or subordinated debt, acceptable to Silicon Valley Bank, by January 15, 2003, or we will be unable to borrow funds or use new collections to fund our business after January 15, 2003. If we are unable to raise these additional funds, we may not be able to amend our existing credit facility with Silicon Valley Bank which would permit us to borrow any additional amounts under the credit facility.

        On December 13, 2002, we executed a term sheet with an institutional investor to raise between $5 and $7 million of equity capital. The term sheet contemplates that $3 to $5 million of the equity investment will be funded during the week of January 6, 2003 and the remaining $2 million will be funded promptly after the registration statement we are required to file with the Securities and Exchange Commission is declared effective registering all of the underlying equity securities in this financing. We expect it will take a minimum of 90 days to file a registration statement and obtain its effectiveness. We will be unable to file a registration statement until after we have an initial closing with the institutional investor. To date, the documentation relating to this financing has been produced by counsel to the institutional investor but has not been finalized. There can be no guarantee that we will be able to successfully close this financing and raise the $5 to $7 million on the terms contemplated by the term sheet or on any other terms.

        We have agreed with the institutional investor that we will not solicit or negotiate any additional equity or debt financings through January 14, 2003. Upon consummation of a financing with the institutional investor, the institutional investor would have rights of first refusal and exchange rights which would generally be triggered upon future financings we may seek to consummate. The right of first refusal would allow the institutional investor to purchase future securities issued by us for a period of 12 months following the initial closing of the financing. For a period of 24 months following the initial closing, the exchange right would allow the institutional investor to exchange any shares of preferred stock held by it into future securities that we may issue at the preferred stock's liquidation preference. Each of these factors may adversely affect our ability to raise additional funds from third parties on terms acceptable to us, or at all.

        The financing with the institutional investor would also require that we seek the approval of our stockholders, which we will attempt to obtain at our 2003 annual meeting of stockholders. In the event that we do not obtain the approval of our stockholders, we would be required to redeem all or a portion of the investment by the institutional investor in cash, which would have a material adverse effect on us and our operations. The exercise by the institutional investor of any rights of first refusal or exchange rights may require us to seek additional approvals of our stockholders, which may not be required if these rights were not exercised. This may also hinder or delay our ability to obtain equity funding in the future.

        Any securities offered to the institutional investor will not be or have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

        If Silicon Valley Bank does not continue to lend money to us through January 15, 2003 or we are unable to close an equity financing with the institutional investor prior to January 15, 2003, we will be forced to furlough or permanently lay off a significant portion of our work force. This will have a material adverse effect on us. Under these circumstances, we may not be able to continue our operations. Further, without additional cash resources, we may not be able to keep all or a significant portion of our operations going for a sufficient period of time to enable us to sell all or portions of our assets or operations at other than distressed sale prices.

        Our financial statements for our fiscal year ended September 30, 2002, which are included in this Annual Report on Form 10-K, contain an audit report from Grant Thornton LLP. The audit report contains a going concern qualification which raises substantial doubt with respect to our ability to continue as a going concern. The receipt of a going concern qualification may adversely affect our ability to manage our accounts payable and cause some of our suppliers to deal with us on a cash-on-delivery basis only. If this were to occur, this would adversely affect our operations by increasing our immediate need for additional capital.

        If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience additional dilution. The terms of additional funding may also limit our operating and financial flexibility. There can be no assurance that additional financing of any kind will be available to us on terms acceptable to us, or at all. Failure to obtain future funding when needed or on acceptable terms would materially, adversely affect our results of operations.

        Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities, public security offerings, borrowings on our expired line of credit and capital equipment leases.

        As of September 30, 2002, our cash, cash equivalents and marketable securities were $2.1 million, a decrease of $18.8 million from September 30, 2001. Cash used in operating activities for the fiscal year ended September 30, 2002 was $15.3 million as compared to $11.0 million in 2001. Cash used in operating activities during the fiscal year ended September 30, 2002 was primarily attributable to our net loss offset by non-cash items such as depreciation and amortization, increases in allowances for uncollectible accounts and excess and obsolete inventory, realized gain on sale of marketable securities, net unrealized loss from warrants to purchase common stock, write-off of impaired assets, write-down of investment in Beacon Power Corporation, non-cash compensation expense and changes in working capital.

        Cash used in investing activities during the fiscal year ended September 30, 2002 was $3.1 million, excluding the sale of marketable securities of $9.9 million, as compared to $2.0 million excluding the purchase of marketable securities of $9.9 million, in 2001. Net cash used in investing activities during the fiscal year ended September 30, 2002 included capital expenditures of $3.1 million primarily at Power Systems to expand our capacity to manufacture our power conversion products.

        Cash used in financing activities for the fiscal year ended September 30, 2002 was $0.3 million as compared to $25.1 million provided by financing activities in 2001. Net cash used by financing activities during the fiscal year ended September 30, 2002 represents the repayment of long-term debt.

        We lease equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments, as of September 30, 2002, under the capital and operating leases with non-cancelable terms are as follows:

Year Ended September 30,	Capital Leases	Operating Leases
2003	$366,733	$2,214,846
2004	341,786	739,570
2005	236,456	501,108
2006	316,762	262,367
2007	—	264,000
Thereafter	—	904,000

Total (Operating lease commitments not reduced by minimum sublease rentals of $177,116)	$1,261,737	$4,885,891

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

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We are currently reviewing this statement to determine its effect on our consolidated financial statements.

        In April, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS

No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and is effective for fiscal years beginning after May 15, 2002. We are currently reviewing this statement to determine its effect on our consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit and disposal activities initiated after December 31, 2002. We are currently reviewing this statement to determine its effect on our consolidated financial statements.

        In November 2001, the EITF issued Topic No. D-103 (Topic D-103) relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with Topic D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. Our arrangements have historically included reimbursement for expenses as part of the overall fee charged. As a result, we have historically accounted for these reimbursements as revenue and recorded the associated costs as either cost of product revenue or funded research and development and other revenue expenses. As a result, our adoption of Topic D-103 had no impact on our financial position, results of operations and cash flows.

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

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
SatCon Technology Corporation:

        We have audited the accompanying consolidated balance sheet of SatCon Technology Corporation and its subsidiaries (the Company) (a Delaware corporation) as of September 30, 2002 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of SatCon Technology Corporation as of September 30, 2001 and for the two years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated December 4, 2001.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SatCon Technology Corporation and its subsidiaries as of September 30, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company incurred a net loss of $20,760,598 during the year ended September 30, 2002, and, as of that date, the Company used $15,339,425 in its operating activities. The Company is operating under a forbearance agreement with its primary lender in which, unless other defaults occur, the primary lender would not exercise its rights as a creditor under the loan agreement until January 15, 2003. The Company needs an infusion of equity capital and, in addition, needs to achieve quarterly revenues at levels it has not achieved in the recent past in order to reach an estimated breakeven cash run rate. These factors, among others, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed above, the consolidated financial statements of the Company as of September 30, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. As described in Note C, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) which was adopted by the Company as of October 1, 2001. Our audit procedures with respect to the disclosures in Note C for fiscal 2001 and 2000 included (i) agreeing the previously reported net loss attributable to common stockholders before cumulative effect of changes in accounting principles ("net loss") to the previously issued consolidated financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that are no longer being amortized to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related loss per weighted average share amounts. In our opinion, the disclosures for fiscal 2001 and 2000 in Note C related to the transitional disclosures of SFAS No. 142 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the Company's consolidated financial statements for fiscal 2001 and 2000 other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Company's fiscal 2001 and 2000 consolidated financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Boston, Massachusetts
December 20, 2002

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

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
December 4, 2001

NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ("ANDERSEN") IN CONNECTION WITH SATCON TECHNOLOGY CORPORATION'S FORM 10-K FILING FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ANDERSEN REPORT IS PURSUANT TO THE "TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS," ISSUED BY THE SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THE PREVIOUSLY ISSUED ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2002. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ANDERSEN IN CONNECTION WITH THIS FILING ON FORM 10-K.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$2,120,306	$11,051,465
Marketable securities	—	9,872,317
Accounts receivable, net of allowance of $898,322 and $775,706 at September 30, 2002 and 2001, respectively	7,227,006	8,561,619
Unbilled contract costs and fees	1,607,244	578,098
Inventory	10,246,022	11,413,616
Prepaid expenses and other current assets	988,040	988,981

Total current assets	22,188,618	42,466,096
Investment in Beacon Power Corporation	800,005	7,152,984
Warrants to purchase common stock	15,988	576,915
Property and equipment, net	9,239,363	7,778,904
Goodwill, net	6,234,653	6,234,653
Intangibles, net	3,729,483	4,347,601
Other long-term assets	152,015	219,306

Total assets	$42,360,125	$68,776,459

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$266,808	$331,824
Accounts payable	5,877,805	7,419,898
Accrued payroll and payroll related expenses	1,669,372	1,437,665
Other accrued expenses	1,772,180	2,271,502
Deferred revenue	638,769	1,381,040
Accrued restructuring costs	992,496	—

Total current liabilities	11,217,430	12,841,929
Long-term debt, net of current portion	772,679	1,039,487
Other long-term liabilities	444,406	149,274
Contingent obligation to common stock warrant holders	—	234,699
Commitments and contingencies (Note K)
Stockholders' equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock; $0.01 par value, 50,000,000 shares authorized; 16,741,646 and 16,539,597 shares issued at September 30, 2002 and 2001, respectively	167,416	165,396
Additional paid-in capital	115,800,692	114,593,612
Accumulated deficit	(85,220,361)	(64,459,763)
Accumulated other comprehensive (loss) income	(822,137)	4,211,825

Total stockholders' equity	29,925,610	54,511,070

Total liabilities and stockholders' equity	$42,360,125	$68,776,459

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2002	2001	2000
Revenue:
Product revenue	$30,798,655	$30,779,861	$22,427,428
Funded research and development and other revenue	10,831,004	10,904,375	8,627,601

Total revenue	41,629,659	41,684,236	31,055,029

Operating costs and expenses:
Cost of product revenue	29,644,267	27,827,909	19,069,192
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	7,176,806	7,445,625	6,847,439
Unfunded research and development expenses	5,850,405	6,228,901	3,453,326

Total research and development and other revenue expenses	13,027,211	13,674,526	10,300,765
Selling, general and administrative expenses	15,850,332	13,593,197	9,969,580
Write-off of public offering costs	—	1,420,627	—
Amortization of goodwill	—	638,864	609,855
Amortization of intangibles	588,661	723,501	607,635
Restructuring costs	1,500,000	—	—

Total operating costs and expenses	60,610,471	57,878,624	40,557,027

Operating loss	(18,980,812)	(16,194,388)	(9,501,998)
Net realized gain on sale of marketable securities	16,956	—	—
Net unrealized loss on warrants to purchase common stock	(518,676)	(1,480,190)	—
Write-down of investment in Beacon Power Corporation	(1,400,000)	—	—
Other (loss) income	(10,000)	—	9,891
Interest income	291,679	688,593	453,631
Interest expense	(159,745)	(104,994)	(3,176)

Net loss before equity loss from Beacon Power Corporation and cumulative effect of changes in accounting principles	(20,760,598)	(17,090,979)	(9,041,652)
Equity loss from Beacon Power Corporation	—	(5,065,034)	(899,493)

Net loss before cumulative effect of changes in accounting principles	(20,760,598)	(22,156,013)	(9,941,145)
Cumulative effect of changes in accounting principles	—	(167,612)	—

Net loss	(20,760,598)	(22,323,625)	(9,941,145)
Accretion of redeemable convertible preferred stock discount	—	—	(3,105,888)
Cumulative effect of change in accounting principle	—	(1,940,798)	—

Net loss attributable to common stockholders	$(20,760,598)	$(24,264,423)	$(13,047,033)

Net loss before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(1.25)	$(1.51)	$(1.03)
Cumulative effect of changes in accounting principles per weighted average share, basic and diluted	—	(0.14)	—

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(1.25)	$(1.65)	$(1.03)

Weighted average number of common shares, basic and diluted	16,596,814	14,665,683	12,629,822

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
For the Years Ended September 30, 2002, 2001 and 2000

	Common Shares	Common Stock	Additional Paid-in Capital	Common Shares Held in Escrow	Common Stock Held in Escrow	Amounts Receivable From Exercise of Stock Options	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Treasury Stock	Total Stockholders' Equity	Comprehensive Loss
Balance, September 30, 1999	9,617,009	$96,170	$37,074,161	42,860	$(428,600)	$(1,816,667)	$(30,254,195)	—	44,500	$(249,704)	$4,421,165
Net loss	—	—	—	—	—	—	(9,941,145)	—	—	—	(9,941,145)	$(9,941,145)
Common stock issued in connection with Ling acquisition	770,000	7,700	7,748,656	—	—	—	—	—	—	—	7,756,356	—
Common stock issued in connection with MTI investment	1,030,000	10,300	6,964,926	—	—	—	—	—	—	—	6,975,226	—
MTI warrants received in connection with MTI investment	—	—	3,495,438	—	—	—	—	—	—	—	3,495,438	—
Valuation adjustment for MTI warrants	—	—	—	—	—	—	—	(1,021,725)	—	—	(1,021,725)	(1,021,725)
Common stock issued in connection with NGC asset acquisition	578,761	5,788	5,465,770	—	—	—	—	—	—	—	5,471,558	—
Conversion of redeemable convertible preferred stock into common stock	1,025,641	10,256	7,989,744	—	—	—	—	—	—	—	8,000,000	—
Exercise of common stock options	701,774	7,018	5,496,853	—	—	—	—	—	—	—	5,503,871	—
Exercise of common stock warrants	118,000	1,180	1,111,720	—	—	—	—	—	—	—	1,112,900	—
Payments on amounts receivable from exercise of stock options	—	—	—	—	—	1,816,667	—	—	—	—	1,816,667	—
Valuation adjustment for common stock held in escrow	—	—	257,160	—	(257,160)	—	—	—	—	—	—	—
Common stock released from escrow	—	—	—	(42,860)	685,760	—	—	—	—	—	685,760	—
Accretion of redeemable convertible preferred stock discount	—	—	(3,105,888)	—	—	—	—	—	—	—	(3,105,888)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(51,778)	—	—	(51,778)	(51,778)

Comprehensive loss												$(11,014,648)

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
For the Years Ended September 30, 2002, 2001 and 2000

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Treasury Stock	Total Stockholders' Equity	Comprehensive Loss
Balance, September 30, 2000	13,841,185	$138,412	$72,498,540	$(40,195,340)	$(1,073,503)	44,500	$(249,704)	$31,118,405
Net loss	—	—	—	(22,323,625)	—	—	—	(22,323,625)	$(22,323,625)
Exercise of common stock options	88,484	885	676,192	—	—	—	—	677,077	—
Exercise of common stock warrants, net of issuance costs of $230,580	777,000	7,770	6,321,750	—	—	—	—	6,329,520	—
Termination of contingent put right granted to Class D preferred stockholders of Beacon Power Corporation	—	—	5,831,879	—	—	—	—	5,831,879	—
Net gain on investment in Beacon Power Corporation	—	—	10,779,224	—	—	—	—	10,779,224	—
Distribution of Beacon Power Corporation common stock	—	—	(2,963,240)	—	—	—	—	(2,963,240)	—
Cumulative effect of accounting change for Mechanical Technology Incorporated warrants	—	—	—	—	1,021,725	—	—	1,021,725	—
Reclassification of common stock warrants from equity to liability	—	—	(1,505,421)	—	—	—	—	(1,505,421)	—
Common stock issued in connection with settlement agreement	12,500	125	162,375	—	—	—	—	162,500	—
Retirement of treasury shares	(44,500)	(445)	(249,259)	—	—	(44,500)	249,704	—	—
Sale of common stock, net of offering costs of $671,679	1,464,928	14,649	17,075,924	—	—	—	—	17,090,573	—
Common stock issued in connection with Inverpower Controls Ltd. acquisition	400,000	4,000	3,913,600	—	—	—	—	3,917,600	—
Cumulative effect of accounting change to record beneficial conversion feature of redeemable preferred stock	—	—	1,940,798	(1,940,798)	—	—	—	—	—
Record charge for acceleration of stock option vesting schedule	—	—	111,250	—	—	—	—	111,250	—
Change in unrealized gain on marketable securities	—	—	—	—	26,367	—	—	26,367	26,367
Change in unrealized gain on Beacon Power Corporation common stock	—	—	—	—	4,364,035	—	—	4,364,035	4,364,035
Foreign currency translation adjustment	—	—	—	—	(126,799)	—	—	(126,799)	(126,799)

Comprehensive loss									$(18,060,022)

Balance, September 30, 2001	16,539,597	$165,396	$114,593,612	$(64,459,763)	$4,211,825	—	—	$54,511,070
Net loss	—	—	—	(20,760,598)	—	—	—	(20,760,598)	$(20,760,598)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(26,367)	—	—	(26,367)	(26,367)
Change in unrealized gain (loss) on Beacon Power Corporation common stock	—	—	—	—	(6,352,979)	—	—	(6,352,979)	(6,352,979)
Write-down of investment in Beacon Power Corporation	—	—	—	—	1,400,000	—	—	1,400,000	1,400,000
Reclassification of common stock warrants from liability to equity	—	—	192,448	—	—	—	—	192,448	—
Stock-based compensation related to options to purchase common stock to consultants	—	—	49,741	—	—	—	—	49,741	—
Issuance of common stock to 401(k) Plan	202,049	2,020	421,071	—	—	—	—	423,091	—
Issuance of warrants to purchase common stock	—	—	510,820	—	—	—	—	510,820	—
Record charge for acceleration of stock option vesting schedule	—	—	33,000	—	—	—	—	33,000	—
Foreign currency translation adjustment	—	—	—	—	(54,616)	—	—	(54,616)	(54,616)

Comprehensive loss									$(25,794,560)

Balance, September 30, 2002	16,741,646	$167,416	$115,800,692	$(85,220,361)	$(822,137)	—	—	$29,925,610

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(20,760,598)	$(22,323,625)	$(9,941,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,270,704	2,514,102	2,038,391
Allowance for uncollectible accounts	287,630	540,975	265,744
Allowance for excess and obsolete inventory	2,598,190	1,153,564	658,774
Loss from Beacon Power Corporation	—	5,065,034	899,493
Net realized gain on sale of marketable securities	(16,956)	—	—
Net unrealized loss on warrants to purchase common stock	560,927	1,480,190	—
Net unrealized loss on contingent obligation to common stock warrant holders	(42,251)	—	—
Write-off of impaired assets	41,194	243,504	—
Write-down of investment in Beacon Power Corporation	1,400,000	—	—
Compensation expense related to release of stock from escrow, issuance of stock options and warrants to non-employees and issuance of common stock to 401(k) Plan	538,893	150,000	385,760
Common stock issued in connection with settlement agreement	—	162,500	—
Compensation expense related to acceleration of stock option vesting schedule	33,000	111,250	—
Cumulative effect of changes in accounting principles	—	167,612	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,046,983	(1,307,675)	(3,025,520)
Unbilled contract costs and fees	(1,029,146)	290,024	637,372
Prepaid expenses and other assets	445,700	(599,238)	144,687
Inventory	(1,099,888)	(3,216,367)	(628,472)
Other long-term assets	67,291	1,082,145	8,072
Accounts payable	(1,542,093)	3,864,325	869,225
Accrued expenses and payroll	308,134	583,606	641,266
Other current liabilities	(447,139)	(946,507)	1,566,051

Total adjustments	5,421,173	11,339,044	4,460,843

Net cash used in operating activities	(15,339,425)	(10,984,581)	(5,480,302)

Cash flows from investing activities:
Purchases of marketable securities	—	(9,845,950)	—
Sales of marketable securities	9,889,273	—	—
Patent and intangible expenditures	—	—	(78,962)
Purchases of property and equipment	(3,068,200)	(2,205,917)	(2,463,777)
Acquisitions, net of cash acquired	—	210,427	(24,054)
Investment in Beacon Power Corporation	—	—	(333,333)

Net cash provided by (used in) investing activities	6,821,073	(11,841,440)	(2,900,126)

Cash flows from financing activities:
Proceeds from long-term debt	—	1,459,750	—
Repayment of long-term debt	(331,824)	(446,453)	(16,226)
Net proceeds from issuance of common stock	—	17,090,573	6,975,226
Proceeds from exercise of stock options and payment of amounts receivable from exercise of stock options	—	677,077	7,320,538
Proceeds from exercise of warrants	—	6,329,520	1,112,900
Deferred equity financing costs	—	—	(678,980)

Net cash (used in) provided by financing activities	(331,824)	25,110,467	14,713,458

Effect of foreign currency exchange rates on cash and cash equivalents	(80,983)	(47,305)	(51,778)

Net (decrease) increase in cash and cash equivalents	(8,931,159)	2,237,141	6,281,252
Cash and cash equivalents at beginning of year	11,051,465	8,814,324	2,533,072

Cash and cash equivalents at end of year	$2,120,306	$11,051,465	$8,814,324

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

        SatCon Technology Corporation (the "Company" or "SatCon") was organized as a Massachusetts corporation in February 1985 and reincorporated in Delaware in 1992. SatCon is developing enabling technologies for the emerging critical power marketplace where power quality and uninterruptible power are important. SatCon designs, develops and manufactures high-efficiency high power electronics and a variety of standard and custom high-performance machines for specific applications. SatCon's critical power products convert, store and manage electricity for businesses and consumers, the U.S Government and military that require high-quality, uninterruptible power. SatCon is utilizing its engineering and manufacturing expertise to develop products that it believes will be integral components of distributed power generation and power quality systems. SatCon's specialty motors are typically designed and manufactured for unique customer requirements such as high power-to-size requirements or high efficiency.

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

        All of these acquisitions were accounted for using the purchase method of accounting. In addition, in November 1999, the Company acquired intellectual property, tooling and other assets from Northrop Grumman Corporation and in September 2002, the Company acquired certain intellectual property, equipment and other assets from Sipex Corporation. See Note R.

Basis of Consolidation

        The consolidated financial statements include the accounts of SatCon and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

B.    REALIZATION OF ASSETS AND LIQUIDITY

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years. In addition, the Company has used, rather than provided, cash in its operations.

        The Company needs an infusion of equity capital to sustain its operations. The Company anticipates that its existing cash and cash resources will enable it to fund its operations through only approximately January 15, 2003. As more fully discussed below, if Silicon Valley Bank, the Company's senior lender, decides to discontinue lending, which it has the right to do, or the Company is unable to raise additional equity by January 15, 2003, it will be forced to furlough or permanently lay off a significant portion of its work force which will have a material adverse impact. Under these circumstances, the Company may not be able to continue its operations. Further, without additional cash resources, the Company may not be able to keep all or significant portions of its operations going for a sufficient period of time to enable it to sell all or portions of its assets or operations at other than distressed sale prices.

        The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each of the past five years. As of September 30, 2002, it had accumulated deficit of $85.2 million. During the fiscal year ended September 30, 2002, the Company incurred a loss of $20.8 million and a reduction in is cash from $20.9 million to $2.1 million.

        However, even with a reduced cost structure, the Company needs to achieve levels of quarterly revenue, which it has failed to achieve in the past, in order to reach an estimated breakeven cash run rate. Assuming the Company can execute its current operating plan, it does not expect to achieve a breakeven cash run rate until the fourth quarter of fiscal year 2003 at the earliest. As a result, because the Company had only $2.1 million in cash at the end of fiscal 2002, it will need significant borrowing capacity and additional capital, in the aggregate, in order to fund its current business plan for the next 12 months. It may also need additional future funds in order to fund unanticipated operating losses, to grow, to develop new or existing products and services and to respond to competitive pressures.

        During December 2002, the Company became in default, as defined, of its Loan and Security Agreement, dated September 13, 2002 (the "Loan Agreement"). As of September 30, 2002, no amount was payable under the Loan Agreement. As of December 19, 2002, $885,527 was outstanding. On December 19, 2002, the Company entered into a Forbearance Agreement under which the Loan Agreement was extended until January 15, 2003, subject to certain terms and conditions, as defined.

        In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, on a continuing basis, including raising permanent equity, to maintain present financing, and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

        Management of the Company intends to take the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue its existence:

  •
  Close and fund an equity transaction with an institutional investor for $3 to $5 million the week of January 6, 2003 which will be subject to Company shareholder approval. In the event that the Company does not obtain the approval of its shareholders it would be required to redeem all or a portion of the investment in cash;

  •
  Work with Silicon Valley Bank (the "Bank") to amend its existing Loan Agreement before January 15, 2003; and

  •
  Hire an outside financial advisor in early January 2003 to assist in identifying non-core assets and monetizing them as soon as practical to provide additional liquidity.

        However, there can be no assurance that the Company will be successful in consummating the equity transaction with the institutional investor on schedule and the amount planned and amending its Loan Agreement with the Bank on schedule with acceptable terms. If both of these transactions are not completed with terms and the timetable envisioned, the Company will likely be forced to furlough or permanently lay off a significant portion of its workforce which will have a material adverse effect on its financial position and results of operations. Further, without additional cash resources, the Company, may not be able to keep all or significant portions of its operations going for a sufficient period of time to enable it to sell all or a portion of its assets or operations at other than distressed sale prices.

C.    SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

        The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point except for certain foreign shipments. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. The Company provides for a warranty reserve at the time the product revenue is recognized.

        The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as research and development expense as incurred. As of September 30, 2002 and 2001, the Company has accrued $150,000 and $75,000, respectively, for anticipated contract losses on commercial contracts. For the fiscal years ended September 30, 2002, 2001 and 2000, revenue from commercial contracts, which represents other revenue, is included in funded research and development and other revenue and amounted to $203,254, $662,614 and $763,023, respectively.

        Cost of product revenue includes cost of product revenue including material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in research and development and other revenue expenses. For the fiscal years ended September 30, 2002, 2001 and 2000, costs and expenses from commercial contracts, which represents other revenue expenses, are included in funded research and development and other revenue expenses and amounted to $182,406, $484,982 and $397,527, respectively.

        Deferred revenue consists of payments received from customers in advance of services performed, product shipped or installation completed.

Cash and Cash Equivalents

        Cash and cash equivalents include demand deposits and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value.

Marketable Securities

        The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, investments are classified as held to maturity, available for sale or trading.

        Management determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale.

        Securities available for sale are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity except for unrealized losses determined to be permanent in nature. Such unrealized losses are included in the determination of net income in the period in which management determines the decline to be permanent. The Company is not actively involved in the purchase and sale of investments classified as trading. At September 30, 2002, the Company had no investments that qualified as trading or held to maturity.

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

        The Company completed the first step of the transitional goodwill impairment test during the three months ended March 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2002, as required by SFAS No. 142. The Company utilized a third party independent valuation to determine the fair value of each of the reporting units based on a discounted cash flow income approach. The income approach indicates the fair value of a business enterprise based on the discounted value of the cash flows that the business can be expected to generate in the future. This analysis is based upon projections prepared by the Company and data from sources of publicly available information available at the time of preparation. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of October 1, 2001. As a result, the second step of the transitional goodwill impairment test was not required to be completed. The Company performed a goodwill impairment test as of the beginning of its fiscal fourth quarter 2002, as required by SFAS No. 142 on an annual basis. The Company again utilized a third party independent valuation to determine the fair value of each of the reporting units based on a discounted cash flow income approach. Based on the results of the first step of the annual goodwill impairment test, the Company has determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of the beginning of its fiscal fourth quarter 2002. As a result, the second step of the annual goodwill impairment test was not required to be completed. The Company will continue to perform a goodwill impairment test on an annual basis.

        The Company did not record expense related to the amortization of goodwill during the fiscal year ended September 30, 2002. The Company recorded expense related to the amortization of goodwill of $638,864 during the fiscal year ended September 30, 2001. The Company has determined that all of its intangible assets have finite lives and, therefore, the Company has continued to amortize its intangible assets. The Company recorded expense related to the amortization of its intangible assets of $618,118 and $674,732 during the fiscal year ended September 30, 2002 and 2001, respectively.

Goodwill by reporting segment consists of the following:

	September 30,
Reporting Unit
	2002	2001
Applied Technology	$123,714	$123,714
Power Systems	5,530,291	5,530,291
Electronics	580,648	580,648

	$6,234,653	$6,234,653

Intangible assets consist of the following:

			As of September 30, 2002		As of September 30, 2001
Reporting Unit	Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Applied Technology	Patents	15–20	$755,748	$114,270	$755,748	$91,795
Applied Technology	Completed Technology	10	3,142,882	903,578	3,142,882	589,290
Applied Technology	Favorable Lease	5	36,999	21,275	36,999	13,875
Applied Technology	Transition Service Agreement	3	101,542	97,311	101,542	63,464
Power Systems	Customer List	5	125,000	93,750	125,000	68,750
Power Systems	Drawings and Documentation	5	194,250	156,250	194,250	123,813
Power Systems	Completed Technology	5	260,000	68,213	260,000	10,542
Electronics	Customer List	10	250,000	136,458	250,000	111,458
Electronics	Drawings and Documentation	10	300,000	163,750	300,000	133,750
Electronics	Design and Manufacturing Cert.	10	700,000	382,083	700,000	312,083

			$5,866,421	$2,136,938	$5,866,421	$1,518,820

The estimated remaining amortization expense for each of the five succeeding fiscal years:

Year Ended September 30,
2003	$665,919
2004	$604,938
2005	$592,212
2006	$575,075
2007	$481,997

        The following table reconciles the Company's net loss and per weighted average share amounts before the cumulative effect of changes in accounting to net loss and per weighted average share amounts adjusted for the amortization of goodwill.

	For the Years Ended September 30,
	2002	2001	2000
Net loss attributable to common stockholders before cumulative effect of changes in accounting principles	$(20,760,598)	$(22,156,013)	$(13,047,033)
Amortization of goodwill	—	638,864	609,855

Adjusted net loss attributable to common stockholders before cumulative effect of changes in accounting principles	$(20,760,598)	$(21,517,149)	$(12,437,178)

Net loss before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(1.25)	$(1.51)	$(1.03)
Amortization of goodwill	—	0.04	0.05

Adjusted net loss before cumulative effect of changes in accounting principles	$(1.25)	$(1.47)	$(0.98)

Foreign Currency Translation

        The functional currency of the Company's foreign subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders' equity (deficit) is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions are reflected in the loss from operations and were not significant during the fiscal years ended September 30, 2002, 2001 and 2000.

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

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which is the asset and liability method for accounting and reporting for income taxes. Under SFAS No. 109, deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. In addition, SFAS No. 109 requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Stock-based Compensation

        SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and has elected the disclosure-only alternative under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to non-employees in exchange for services in accordance with Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, in the consolidated statement of operations.

Net Loss per Basic and Diluted Common Share

        The Company reports net loss per basic and diluted common share in accordance with SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Concentration of Credit Risk

        Financial instruments that subject the Company to concentrations of credit risk principally consist of cash equivalents, marketable securities, trade accounts receivable, unbilled contract costs and amounts receivable from exercise of stock options.

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

Comprehensive Income (Loss)

        Comprehensive income (loss) includes net loss, change in unrealized gains and losses on marketable securities, change in unrealized gains and losses on investment in Beacon Power and foreign currency translation adjustments.

Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable, debt instruments and contingent obligation to Class D preferred stockholders of Beacon Power Corporation. The estimated fair values of these financial instruments approximate their carrying values at September 30, 2002 and 2001. The estimated fair values have been determined through information obtained from market sources and management estimates.

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

Accounting for Beneficial Conversion Feature

        In November 2000, the Emerging Issues Task Force issued EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument. Based upon the guidance provided in EITF 00-27, the Company has determined that the redeemable preferred stock issued in August 1999 and converted into the Company's Common Stock in March 2000 had a beneficial conversion feature of $1,940,798. Under the guidance of EITF 00-27, the Company was required to record the beneficial conversion feature of $1,940,798 as a cumulative effect of a change in accounting principle upon adoption during the fiscal year ended September 30, 2001.

Reclassifications

        Certain prior-year balances have been reclassified to conform to current-year presentations.

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets,which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on the Company's consolidated financial statements.

        In April, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and is effective for fiscal years beginning after May 15, 2002. The Company is currently reviewing this statement to determine its effect on its consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit and disposal activities initiated after December 31, 2002. The Company is currently reviewing this statement to determine its effect on its consolidated financial statements.

        In November 2001, the EITF issued Topic No. D-103 (Topic D-103) relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with Topic D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company's arrangements have historically included reimbursement for expenses as part of the overall fee charged. As a result, the Company has historically accounted for these reimbursements as revenue and recorded the associated costs as either cost of product revenue or funded research and development and other revenue expenses. As a result, the Company's adoption of Topic D-103 had no impact on the Company's financial position, results of operations and cash flows.

D. MARKETABLE SECURITIES

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

        The change in net unrealized gains during the fiscal year ended September 30, 2001 was $26,367 and is included in the balance sheet in a separate component of stockholders' equity, net of tax effect. Proceeds from sales of marketable securities during fiscal year 2002, 2001 and 2000 were $9,889,273, $0 and $0, respectively. Gross realized gains from sale of securities classified as available for sale during fiscal year 2002, 2001 and 2000 were $16,956, $0 and $0, respectively.

E.    UNBILLED CONTRACT COSTS AND FEES

        Unbilled contract costs and fees represent revenue recognized in excess of amounts billed due to contractual provisions or deferred costs that have not yet been recognized as revenue or billed to the customer. These amounts included retained fee and unliquidated costs totaling $66,699 and $173,685 at September 30, 2002 and 2001, respectively.

F.    INVENTORY

        Inventory includes material, labor and overhead and consisted of the following:

	September 30,
	2002	2001
Raw material	$6,251,301	$6,146,102
Work-in-process	3,216,982	3,297,713
Finished goods	777,739	1,969,801

	$10,246,022	$11,413,616

        The provision for excess and obsolete inventory for the fiscal years ended September 30, 2002, 2001 and 2000 was $2,598,190, $1,153,564 and $658,774, respectively. The fourth quarter of the fiscal year ended September 30, 2002 includes a provision of $1,290,190 for excess and obsolete inventory as compared to $153,165 during the fourth quarter of the fiscal year ended September 30, 2001. The fourth quarter of 2002 provision includes approximately $800,000 for inventory related to residential fuel cell and battery UPS products. Based on the Company's strategic business plan to focus its efforts on its rotary UPS systems, the Company deemed it appropriate during the fourth quarter to establish these reserves.

G.    PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

	September 30,
	2002	2001
Machinery and equipment	$10,130,300	$9,506,275
Furniture and fixtures	517,092	475,457
Computer software	1,281,420	1,094,840
Leasehold improvements	3,557,961	1,340,463

	15,486,773	12,417,035
Less: accumulated depreciation and amortization	(6,247,410)	(4,638,131)

	$9,239,363	$7,778,904

        Depreciation and amortization expense relating to property and equipment for the fiscal years ended September 30, 2002, 2001 and 2000 was $1,652,500, $1,233,273 and $808,577, respectively.

        As of September 30, 2002 and 2001, there was $1,810,503 of property under capital leases included in machinery and equipment, respectively. Of these capital leases, $1,459,750 relates to asset purchases made during the fiscal year ended September 30, 2000 for which the Company entered into a sale-leaseback transaction during the fiscal year ended September 30, 2001. As of September 30, 2002 and 2001, there was $29,910 of property under capital leases that were included in computer software.

        During the fiscal year ended September 30, 2001, the Company consolidated its Electronics manufacturing facilities, and as a result, had written-off the net book value of the leasehold improvements of the vacated premise of $32,767, which has been included in cost of product revenue.

H.    INVESTMENT IN BEACON POWER CORPORATION

        During the fiscal years ended September 30, 2000 and substantially all of the fiscal year ended September 30, 2001, the Company accounted for its investment in Beacon Power under the equity method of accounting. During the fiscal years ended September 30, 2001 and 2000, the Company recorded $5,065,034 and $899,493, respectively, of losses from Beacon Power, representing the Company's share of losses up to the extent of committed capital.

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

        On September 28, 2001, the Company distributed 5,000,000 shares of Beacon Power common stock to its stockholders. Upon the distribution of the 5,000,000 shares, the Company recorded the distribution of the 5,000,000 shares as a reduction of additional paid-in-capital based on the book value per share prior to the distribution, or $0.59 per share. After the distribution, the Company owned approximately 11.0% of Beacon Power's outstanding voting stock. Additionally, the Company has determined that it does not have the ability to exercise significant influence over the operating and financial policies of Beacon Power and, therefore, now accounts for its investment in Beacon Power using the fair value method as set forth in SFAS No. 115, Accounting for Certain Debt and Equity Securities. The Company is no longer required to record its share of any losses from Beacon Power and the investment is carried at fair value and designated as available for sale and any unrealized holding gains or losses to be included in stockholders' equity as a component of accumulated other comprehensive income/(loss). As of September 30, 2002, the Beacon Power common stock had a fair value of $800,005 and the Company recorded an unrealized loss of $6,352,979 in stockholders' equity as a component of accumulated other comprehensive income/(loss).

        As of September 30, 2002, the fair market value of Beacon Power's common stock was $0.17 per share. The Company's cost basis in its investment in Beacon Power's common stock was $0.59 per share. As of September 30, 2002, the Company believes the decline in market value represents an other than temporary decline because, among other things, the market value has been less than cost since March 2002 and there is some uncertainty of the financial condition and near-term prospects of Beacon Power and, accordingly, the Company has recorded an other than temporary write-down of its investment in Beacon Power of $1,400,000.

        Additionally, the Company has a warrant to purchase 173,704 shares of Beacon Power's common stock that has an exercise price of $1.25 per share and expires in 2005. The Company accounts for this warrant in accordance with SFAS No. 133 and, therefore, records the warrant at its fair value. As of September 30, 2002, the warrant to purchase Beacon Power common stock had a fair value of $14,365 and is included in warrants to purchase common stock on the accompanying balance sheet.

        Beacon Power accounted for $226,159, $242,460 and $470,996 of the Company's total revenue for the fiscal years ended September 30, 2002, 2001 and 2000, respectively. At September 30, 2002 and 2001, the Company had $0 and $172,598, respectively, of accounts receivable and unbilled contract costs and fees from Beacon Power.

I.    LINE OF CREDIT

        On September 13, 2002, the Company entered in a Loan and Security Agreement obtaining a $5 million revolving line of credit (the "Loan") with Silicon Valley Bank (the "Bank"). Interest on outstanding borrowings accrues at a rate equal the greater of (i) 6.75% per annum or (ii) at the Bank's prime rate of interest plus 2%. The Loan is secured by most of the assets of the Company and is formula based with a 75% draw against eligible accounts receivables, as defined. As of September 30, 2002, there were no amounts outstanding under the Loan. Based on eligible accounts receivables at September 30, 2002, the Company had $3 million available for borrowing. The terms of the Loan require the Company to raise $4 million of subordinated debt or equity by December 1, 2002. In addition, the Loan contains certain financial covenants. The Loan matures on September 12, 2003. See Note B.

J.    LONG-TERM DEBT

        Long-term debt consists of the following:

	September 30,
	2002	2001
Capital lease obligations	$1,039,487	$1,371,311
Less: Current portion	(266,808)	(331,824)

	$772,679	$1,039,487

        At September 30, 2002, maturities of these obligations are as follows:

Fiscal Year	Principal	Interest	Total
2003	$266,808	$99,925	$366,733
2004	271,090	70,696	341,786
2005	190,412	46,044	236,456
2006	311,177	5,585	316,762
2007	—	—	—

	$1,039,487	$222,250	$1,261,737

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

        Pursuant to the terms of the Settlement Agreement, the Company made a $100,000 cash payment to Mr. Snider on March 9, 1999 and the parties executed mutual general releases dismissing any and all claims between them. In addition, the Settlement Agreement provides a right of first refusal in favor of the Company with respect to certain shares of the Company's Common Stock, beneficially owned by Mr. Snider. Concurrently with the execution of the Settlement Agreement, the Company and Mr. Snider entered into a consulting agreement pursuant to which Mr. Snider would perform certain consulting, advisory and related services as the Company may reasonably request from time to time between October 1, 1999 and October 1, 2002. In exchange for these services, the Company issued 42,860 shares of its Common Stock to Mr. Snider, which were held by an escrow agent. The Company has recorded these shares held in escrow at market value and as a reduction to stockholders' equity as of September 30, 1999.

        On April 26, 2000, the escrow agent, as authorized by the Company released the 42,860 shares of the Company's Common Stock that were held in escrow to Mr. Snider. The Company recorded these securities at fair value until they were released from escrow at a market price of $16.00 per share or $685,760. The Company determined that the value of these securities exceeded the net realizable value of the underlying services to be received by $235,760. The Company has charged this excess amount to selling, general and administrative expenses during the fiscal year ended September 30, 2000. The Company was amortizing the realizable asset of $450,000 over the three-year period of service through September 30, 2002. At September 30, 2001, the Company determined that the services provided under the consulting agreement will no longer be requested and has written off the unamortized asset of $150,000 to selling, general and administrative expenses during the fiscal year ended September 30, 2001.

K.    COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company leases its facilities under various operating leases that expire through October 2010. The Company has also entered into leasing agreements to lease various items of equipment.

        Future minimum annual rentals under lease agreements at September 30, 2002 are as follows:

Fiscal Year
2003	$2,214,846
2004	739,570
2005	501,108
2006	262,367
2007	264,000
Thereafter	904,000

Total (not reduced by minimum sublease rentals of $177,116)	$4,885,891

        Total rental expense including operating expenses and real estate taxes for operating leases amounted to $2,884,385, $2,727,286 and $2,157,506 for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

        Certain of the facility leases contain escalation clauses, effective October 1, 1998 and rental expense has been recognized on a straight-line basis over the remaining lease term. At September 30, 2002 and 2001, deferred rent expense amounted to $135,622 and $175,700, respectively.

Letters of Credit

        The Company utilizes a standby letter of credit to satisfy security deposit requirements. This letter of credit is irrevocable and has a one-year renewable term. Outstanding standby letters of credit as of September 30, 2002 and 2001 was $70,000. The Company is required to pledge cash as collateral on these outstanding letters of credit. As of September 30, 2002 and 2001, the cash pledged as collateral for these letters of credit was $68,467 and $66,916, respectively, and is included in cash and cash equivalents on the balance sheet.

Line of Credit Fees

        In connection with the loan agreement entered into on September 13, 2002, the Company is committed to the following fees: (1) $1,500 ($750 when not borrowing) per month; (2) an unused line fee in an amount equal to 0.50% per annum on the difference between $5 million and the average daily principal balance of the loans outstanding during the month; and (3) a termination fee in the amount equal to (i) $50,000 if a Cancellation Event, as defined, occurs on or before March 13, 2003 or (ii) $25,000 if a Cancellation Event occurs after March 13, 2003 but prior to September 12, 2003.

Royalty Agreements

        In connection with the purchase of certain intellectual property, equipment and other assets from Sipex Corporation ("Sipex") on September 27, 2002, Sipex will receive royalty payments of up to $183,500 based on cash receipts from existing backlog and between $400,000 and $1,050,000 from cash receipts from new business of Sipex products by the Company for the subsequent three years.

Employment Agreements

        The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. As of September 30, 2002, the Company's potential minimum obligation to these employees was approximately $1,265,000.

Litigation

        From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business. The Company is not aware of any current or pending litigation to which the Company is or may be a party that the Company believes could materially adversely affect the Company's results of operations or financial condition.

L.    EMPLOYEE BENEFIT PLAN

        The Company offers a 401(k) Employee Benefit Plan (the "Plan"). Under the Plan, any regular employee, as defined by the Plan, who has completed six months of service and has attained the age of 21 years is eligible to participate. Under the terms of the Plan, an employee may defer up to 15% of his or her compensation through contributions to the Plan. During 1999, the Company extended the Plan to its wholly-owned U.S. subsidiaries. During 2002, the Company amended the Plan to, among other things, (1) allow any employee to be eligible to participate on his or her hire date; (2) allow an employee to defer up to 100% of his or her compensation, as limited under IRC Section 402(g), through contributions to the Plan; (3) increase the Company's match to 100% in the Company's common stock up to the first 6% of an employee's pay that he or she contributes to the Plan; and

(4) make matching contributions in the Company's common stock which will be 100% vested. The match contribution will be determined in dollars and converted to shares of the Company's common stock using the share price of the last business day of each calendar quarter. The Company recorded matching contributions to the Plan of $772,068, $398,281 and $366,264 during the fiscal years ended September 30, 2002, 2001 and 2000, respectively. During 2002, the Company issued 202,049 shares of the Company's common stock valued at $423,091 as matching contributions to the Plan.

M.    INCOME TAXES

        The provision for income taxes consists of the following:

	For the Years Ended September 30,
	2002	2001	2000
Current payable:
Federal	—	—	$(14,699)
State	—	—	—
Foreign	—	—	14,699

	—	—	—
Deferred tax expense/(benefit):
Federal	$(6,097,603)	$(4,748,257)	$(2,962,183)
Foreign	—	(250,953)	—
State	(1,870,065)	(1,465,988)	(890,122)
Change in valuation allowance	7,967,668	6,465,198	3,852,305

	—	—	—

	—	—	—

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 2002 and 2001, the components of the net deferred tax assets/(liabilities) are as follows:

	2002	2001
Federal net operating loss	$20,763,994	$15,695,932
State net operating loss, net of federal benefit	3,825,551	2,865,093
Credits	771,861	572,646
Depreciation	(1,231,734)	(613,991)
Warrants to purchase common stock	625,474	410,235
Write-down of investment in Beacon Power Corporation	580,970	—
Net unrealized gains (losses) on securities available for sale	825,368	(1,837,412)
Other	2,931,366	1,369,897
Valuation allowance	(29,092,850)	(18,462,400)

Net deferred income taxes	—	—

        A valuation allowance against the recoverability of net deferred tax assets has been established because more likely than not the Company will not be able to utilize certain deferred tax assets in future years. The Company has offset certain deferred tax liabilities with deferred tax assets which are expected to generate offsetting deductions within the same periods. The recognition of a portion of the valuation allowance on the deferred tax asset related to the net unrealized loss on the available for sale securities will subsequently be applied directly to other comprehensive income

        The provision for income taxes differs from the federal statutory rate due to the following:

	For the Years Ended September 30,
	2001	2000	1999
Tax at statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(6.3)	(4.3)	(6.2)
Other	(0.7)	9.3	1.6
Change in valuation allowance	41.0	29.0	38.6

Effective tax rate	—%	—%	—%

        At September 30, 2002, the Company had net operating loss carry-forwards of approximately $61,000,000 and $44,000,000 for federal and state income tax purposes, respectively. The federal net operating losses expire beginning September 30, 2007 through 2022. The state net operating losses will expire beginning September 30, 2003 through 2007. The use of these losses may be limited due to ownership change limitations under Section 382 of the Internal Revenue Code.

N.    STOCKHOLDERS' EQUITY

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

        In addition, the Company received a warrant to purchase 108,000 shares of MTI's common stock on October 21, 1999 and a warrant to purchase 192,000 shares of MTI's common stock on January 31, 2000 at exercise prices of $12.56 per share, as adjusted to reflect a 3:1 stock split in April 2000, and expiration dates four years from the date of issuance. The Company has valued the warrant received on October 21, 1999 and January 31, 2000 at $568,553 and $2,926,885, respectively, using the Black-Scholes option-pricing model, and has recorded the warrants as an asset and additional paid in capital. In accordance with EITF No. 96-11, Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by FASB Statement No. 115, options that are entered into to purchase securities that will be accounted for under SFAS No. 115 should, at inception, be designated as held-to-maturity, available-for-sale, or trading and accounted for in a manner consistent with the accounting prescribed by SFAS No. 115 for that category of securities. The Company has designated that the securities to be purchased under the warrant agreement will be available-for-sale securities and, therefore, the Company has marked to market the fair value of the warrants at each reporting period date and has recorded any unrealized gains and losses as a component of accumulated other comprehensive loss included in stockholders' equity. At September 30, 2000, the warrants have an unrealized loss of $1,021,725, which is included in accumulated other comprehensive loss included in stockholders' equity.

        On October 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Upon adoption of SFAS No. 133, the Company recorded the $1,024,725 unrealized loss on its investment in warrants to purchase MTI's common stock in its results of operations as a cumulative effect of a change in accounting principle to reflect the impact of adopting this accounting standard on October 1, 2000. As of September 30, 2002 and 2001, the warrants to purchase MTI's common stock have a fair value of $1,623 and $375,479, respectively, using the Black-Scholes option-pricing model. During the fiscal year ended September 30, 2002 and 2001, the Company recorded a unrealized loss in its statement of operations on the warrants to purchase MTI's common stock of $373,856 and $2,098,234, respectively.

Stock Options

        Under the Company's 1992, 1994, 1996, 1998, 1999, 2000 and 2002 Stock Option Plans (collectively, the "Plans"), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase up to 5,250,000 shares of the Company's Common Stock. At September 30, 2002, 4,452,344 of the 5,250,000 stock options available for grant under the Plans have been granted.

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

        A summary of the status of the Company's stock options as of September 30, 2002, 2001 and 2000 and changes for the fiscal years then ended are presented below.

	2002		2001		2000
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Outstanding at beginning of year	2,708,073	$11.59	1,877,105	$11.89	1,851,227	$8.06
Granted	1,147,500	4.62	1,172,600	10.93	820,050	16.62
Exercised	—	—	(88,484)	7.65	(701,774)	7.84
Canceled	(563,158)	12.10	(253,148)	12.07	(92,398)	7.83

Outstanding at end of year	3,292,415	$9.08	2,708,073	$11.59	1,877,105	$11.89

Options exercisable at year-end	1,470,116	$10.17	896,330	$11.13	463,764	$9.26

        The following table summarizes information about stock options outstanding as of September 30, 2002.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.13–$3.48	369,000	9.54	$3.16	71,000	$3.48
$5.00–$6.38	922,225	8.42	5.42	296,475	5.68
$8.05–$10.50	988,540	6.91	8.85	560,165	8.78
$10.56–$13.38	600,800	7.23	11.98	310,925	11.75
$13.81–$20.63	370,850	7.55	17.56	202,926	17.55
$27.06–$31.25	41,000	7.82	30.99	28,625	31.16

	3,292,415	7.77	$9.08	1,470,116	$10.17

        At September 30, 2002, an additional 797,656 shares were available under the Plans for future grants.

        During 1999, the Company granted fully vested and immediately exercisable options to purchase 755,000 shares of the Company's Common Stock to consultants at exercise prices ranging from $5.75 to $10.00 per share, of which 300,000 stock options were granted outside of the Plans. The Company has recorded the fair value of the options, as determined by the Black-Scholes option-pricing model, of $2,152,277, to selling, general and administrative expenses during the fiscal year ended September 30, 1999. As of September 30, 1999, options to purchase 450,000 shares at an exercise price of $7.00 per share were exercised. As of September 30, 1999, the Company received $1,333,333 of cash on these exercises and the remaining amount due from the stockholders is classified within stockholders' equity as amounts receivable from exercise of stock options. As of September 30, 2001, options to purchase 750,000 shares at exercise prices ranging from $5.75 to $10.00 per share have been exercised. As of September 30, 2001, the Company has received full payment on these exercises.

        During 2000, the Company granted 216,000 non-qualified stock options to employees at an exercise price of $17.56 per share outside of the Board approved Plans. As of September 30, 2002 and

2001, there were 18,750 and 197,250, respectively, options outstanding, which are included in the above table. As of September 30, 2002, an additional 175,000 shares were available outside of the Board approved Plans for future grants.

Warrants

        On August 25, 1999, in connection with the $8 million private placement of 8,000 shares of the Company's Series A Convertible Preferred Stock, $0.01 par value per share, with Brown Simpson Strategic Growth Funds (see Note O), the Company issued common stock warrants to purchase up to 120,000 and 675,000 shares of the Company's Common Stock at an exercise price of $7.80 and $8.54, respectively. These warrants expire on August 25, 2003. The Company has valued these warrants at $2,369,292, using the Black-Scholes option-pricing model. At September 30, 2000, 18,000 shares of the Company's Common Stock had been purchased at an exercise price of $7.80 per share. On May 25, 2001, the Company issued 675,000 shares of its Common Stock in connection with the exercise of the warrant to purchase 675,000 shares of the Company's Common Stock at an exercise price of $8.54 per share. The aggregate gross proceeds to the Company as a result of the warrant exercised were $5,764,500. H.C. Wainwright & Co., Inc. received a commission of $230,580 upon the exercise of these warrants. In connection with the warrant exercise, the Company issued a new warrant to purchase 438,750 shares of the Company's Common Stock at an exercise price of $16.70 per share. The new warrant has a term of three years. The Company has valued this new warrant at $4,942,508 using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. At September 30, 2001, none of these warrants were exercised. On June 1, 2001, the Company issued 102,000 shares of its Common Stock in connection with the exercise of a warrant to purchase the Company's Common Stock at an exercise price of $7.80 per share. The aggregate gross proceeds to the Company as a result of the warrants exercised were $795,600. In connection with the warrant exercises, the Company issued new warrants to purchase 66,300 shares of the Company's Common Stock at an exercise price of $16.70 per share. The new warrants have a term of three years. The Company has valued these new warrants at $707,036 using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. At September 30, 2002, none of these warrants were exercised.

        On October 21, 1999, in connection with an investment by MTI, the Company issued a warrant to purchase up to 36,000 shares of the Company's Common Stock at an exercise price of $8.80 per share. On November 26, 2001, pursuant to the terms of this warrant, the Company adjusted the exercise price to $7.84 per share. This warrant expires on October 21, 2003. On January 31, 2000, in connection with a second closing of this investment, the Company issued an additional warrant to purchase up to 64,000 shares of the Company's Common Stock at an exercise price of $8.80 per share. On November 26, 2001, pursuant to the terms of this warrant, the Company adjusted the exercise price to $7.84 per share. This warrant expires on January 31, 2004. The Company valued the warrants issued to MTI on October 12, 1999 and January 31, 2000 at $231,912 and $1,273,509, respectively, using the Black-Scholes option-pricing model. At September 30, 2001, none of these warrants had been exercised. At September 30, 2001, the Company valued these warrants at $234,699 and had designated the warrants as a liability in accordance with EITF 00-19, as a result of the warrant holders having rights that rank higher than those of common stockholders. Effective December 28, 2001, the Company amended these warrants, removing the provisions providing the warrant holders with right that rank higher than those of common stockholders. As a result of the amendment, these warrants meet the criteria of equity instruments in accordance with EITF 00-19 and, therefore, the Company reclassified the value of these warrants to equity from liabilities.

        On November 16, 1999, in connection with the acquisition of certain intellectual property, equipment and other assets from Northrop Grumman Corporation, the Company issued a warrant to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $9.725 per share. The Company has valued this warrant at $631,000 using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. As of September 30, 2002, all of this warrant had been exercised.

        On February 4, 2000, the Company issued to Northrop Grumman Corporation an additional warrant to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $9.725 per share. This warrant was exercisable upon the occurrence of certain defined events. This warrant expires on December 31, 2006, but since these conditions were not met, this warrant is no longer exercisable.

        On August 23, 2002, in connection with the Investment Banking Agreement with J.P. Turner & Company, LLC, the Company issued a warrant to purchase up to 250,000 shares of the Company's Common Stock at an exercise price of $1.75 per share and vests in four equal installments. This warrant expires on August 23, 2005. The Company has valued this warrant at $299,925 using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. At September 30, 2002, none of these warrants were exercised.

        On September 13, 2002, in connection with the Loan and Security Agreement between the Company and Silicon Valley Bank, the Company issued a warrant to purchase up to 181,951 shares of the Company's Common Stock at an exercise price of $1.374 per share. This warrant expires on September 13, 2007. The Company has valued this warrant at $210,895 using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. At September 30, 2002, none of these warrants were exercised.

Stock-based Compensation

        During 2001, the Company accelerated the vesting schedule of a stock option award in connection with an employee termination and recorded a charge of $111,250 to selling, general and administrative expenses, based on the intrinsic value of the stock options.

        Had compensation cost for the Company's stock-based compensation been determined based on fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss and loss per share for the fiscal years ended September 30, 2002, 2001 and 2000 would have been increased to the pro forma amounts indicated below:

	2002		2001		2000
	Net Loss Attributable To Common Stockholders	Loss Per Common Share	Net Loss Attributable To Common Stockholders	Loss Per Common Share	Net Loss Attributable To Common Stockholders	Loss Per Common Share
As reported	$(20,760,598)	$(1.25)	$(24,264,423)	$(1.65)	$(13,047,033)	$(1.03)
Pro forma	$(25,654,880)	$(1.55)	$(29,257,543)	$(1.99)	$(17,092,280)	$(1.35)

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

        The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life of seven years, expected volatility ranging from 86.0% to 114.4%, no dividends, and risk-free interest rate ranging from 4.00% to 4.50% for the fiscal year ended September 30, 2002; an expected life of seven years, expected volatility ranging from 96.6% to 125.0%, no dividends, and risk-free interest rate ranging from 4.50% to 5.87% for the fiscal year ended September 30, 2001; and an expected life of seven years, expected volatility ranging from 80.1% to 112.3%, no dividends, and risk-free interest rate of 6.17% for the fiscal year ended

September 30, 2000. The weighted average price of the fair value of options granted for the fiscal years ended September 30, 2002, 2001 and 2000 are $3.62, $9.64 and $14.05, respectively.

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

O.    PREFERRED STOCK

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

P.    SIGNIFICANT CUSTOMERS

        Significant customers, defined as those customers that account for 10% or more of total net revenue in a fiscal year or 10% or more of accounts receivable and unbilled contract costs and fees at the end of a fiscal year, were as follows:

	Percentage of Total Revenue Year Ended September 30,			Percentage of Accounts Receivable and Unbilled Contract Costs and Fees at September 30,
Customer
	2002	2001	2000	2002	2001
U.S. government:
U.S. Department of Defense	*	*	*	*	*
U.S. Department of Energy	*	*	11.5%	*	*
Applied Materials	*	*	10.6%	*	*
General Atomics	12.0%	*	*	15.3%	*

*
Less than 10%

Q.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-Cash Investing and Financing Activities

	Year Ended September 30,
	2002	2001	2000
Accretion of redeemable convertible preferred stock discount	—	$1,940,798	$3,105,888
Acquisition of equipment under capital leases	—	$324,143	—
Contingent obligation to Class D preferred stockholders of Beacon Power Corporation	—	$(5,793,879)	$484,764
Conversion of redeemable convertible preferred stock to common stock	—	—	$8,000,000
Common stock held in escrow issued in connection with settlement agreement	—	—	—
Valuation adjustment for common stock held in escrow	—	—	$257,160
Warrants issued in connection with MTI investment	—	—	$1,505,421
MTI warrant received in connection with MTI investment	—	—	$3,495,438
Valuation adjustment for warrants to purchase common stock	$(560,927)	$(1,896,798)	$(1,021,725)
Net gain on investment in Beacon Power Corporation	—	$10,779,224	—
Contingent obligation to common stock warrant holders	$(42,251)	$234,699	—
Retirement of treasury shares	—	$(249,704)	—
Distribution of Beacon Power Corporation common stock	—	$(2,963,240)	—
Change in unrealized gain (loss) on marketable securities	$(26,367)	$26,367	—
Change in unrealized gain (loss) on Beacon Power Corporation common stock	$(6,352,979)	—	—
Write-down of investment in Beacon Power Corporation	$(1,400,000)	—	—

        Net cash paid for the acquisitions of Ling Electronics, Inc., certain intellectual property, equipment and other assets from Northrop Grumman Corporation, Inverpower Controls Ltd. and certain intellectual property, equipment and other assets from Sipex Corporation was as follows:

	Year Ended September 30,
	2002	2001	2000
Fair value of assets acquired	$416,747	$3,126,638	$11,200,265
Cost in excess of net assets of companies acquired, net	—	2,695,992	3,754,910
Liabilities assumed, including transaction costs	(416,747)	(1,805,030)	(2,476,383)
Fair value of common stock issued	—	(3,917,600)	(12,408,792)

Cash paid	—	$100,000	$70,000
Less: Cash acquired	—	(310,427)	(45,946)

Net cash (received) paid for the acquisitions	—	$(210,427)	$24,054

Interest and Income Taxes Paid

        Cash paid for interest and income taxes was as follows:

	For the Years Ended September 30,
	2002	2001	2000
Interest	$159,745	$104,994	$3,176
Income taxes	—	—	—

R.    ACQUISITIONS

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

Cash and cash equivalents	$45,946
Accounts receivable	1,937,023
Inventory	3,127,991
Prepaid expenses and other assets	260,239
Property and equipment	250,000
Goodwill	3,754,910
Accounts payable	(641,687)
Accrued payroll and payroll related expenses	(334,129)
Deferred revenue	(13,500)
Other accrued expenses	(560,437)

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

Northrop Grumman Corporation

        On November 16, 1999, the Company purchased certain intellectual property, equipment and other assets from Northrop Grumman Corporation ("NGC"). These assets were used by NGC in connection with its power electronics product business. The Company is amortizing the purchase price allocated to completed technology on a straight-line basis over a 10-year period. The Company is depreciating the purchase price allocated to property and equipment on a straight-line basis over a 10-year period. The Company also entered into (i) a sublease with NGC pursuant to which it agreed to a five-year sublease for approximately 14,863 square feet of rentable space in the Baltimore, Maryland area and (ii) a three-year Transition Services Agreement providing the Company access to certain test facilities and personnel of NGC on a fee basis. In consideration for these foregoing assets and agreements, NGC received 578,761 shares of the Company's Common Stock valued at $8.3438 per share or $4,829,066. In addition, the Company issued to NGC a warrant to purchase an additional 100,000 shares of the

Company's Common Stock at an exercise price of $9.725 per share. The Company has recorded the fair value of this warrant, as determined by the Black-Scholes option-pricing model, of approximately $631,000 and approximately $119,000 of legal, accounting, consultation and filing fees as a cost of this transaction. On February 4, 2000, the Company issued to NGC an additional warrant to purchase 100,000 shares of the Company's Common Stock at an exercise price of $9.725 per share. This warrant is exercisable upon the occurrence of certain defined events, none of which had occurred as of September 30, 2000. The purchase price of the asset purchase has been allocated as follows:

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

        For the fiscal year ended September 30, 2002, 2001 and 2000, the Company recognized $603,303, $239,532 and $413,991, respectively, of revenue, primarily related to funded research and development arrangements, from NGC. At September 30, 2002 and 2001, the Company had $61,711 and $64,437, respectively, of accounts receivable and unbilled contract costs and fees from NGC.

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

	Year Ended September 30, 2001 (Unaudited)
	SatCon Historical	Inverpower Historical	Pro Forma Adjustments		Pro Forma Combined
Revenue:
Product revenue	$30,779,861	$3,824,000	$—		$34,603,861
Funded research and development and other revenue	10,904,375	—	—		10,904,375

Total revenue	41,684,236	3,824,000	—		45,508,236

Operating costs and expenses:
Cost of product revenue	27,827,909	4,215,000	—		32,042,909
Research and development and other revenue expenses:
Funded research and development revenue	7,445,625	—	—		7,445,625
Unfunded research and development expenses	6,228,901	1,412,000	—		7,640,901

Total research and development and other revenue expenses	13,674,526	1,412,000	—		15,086,526
Selling, general and administrative expenses	13,593,197	1,642,000	—		15,235,197
Write-off of public offering costs	1,420,627	—	—		1,420,627
Amortization of goodwill	638,864	—	—		638,864
Amortization of intangibles	723,501	134,000	(84,000	)(1)	773,501

Total operating expenses	57,878,624	7,403,000	(84,000)		65,197,624

Operating loss	(16,194,388)	(3,579,000)	84,000		(19,689,388)
Other loss	(1,480,190)	(81,000)	—		(1,561,190)
Interest income	688,593	28,000	—		716,593
Interest expense	(104,994)	(1,035,000)	—		(1,139,994)

Net loss before equity loss from Beacon Power Corporation and cumulative effect of changes in accounting principles	(17,090,979)	(4,667,000)	84,000		(21,673,979)
Equity loss from Beacon Power Corporation	(5,065,034)	—	—		(5,065,034)

Net loss before cumulative effect of changes in accounting principles	(22,156,013)	(4,667,000)	84,000		(26,739,013)
Cumulative effect of changes in accounting principles	(167,612)	—	—		(167,612)

Net loss	$(22,323,625)	$(4,667,000)	$84,000		$(26,906,625)

Cumulative effect of change in accounting principle	(1,940,798)	—	—		(1,940,798)

Net loss attributable to common stockholders	$(24,264,423)	$(4,667,000)	$84,000		$(28,847,423)

Net loss before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(1.51)				$(1.78)
Cumulative effect of changes in accounting principles per weighted average share, basic and diluted	(0.14)				(0.14)

Net loss per weighted average share, basic and diluted	$(1.65)				$(1.92)

Weighted average number of common shares, basic and diluted	14,665,683		316,667		14,982,350

	Year Ended September 30, 2000 (Unaudited)
	SatCon Historical	Inverpower Historical	Pro Forma Adjustments	Pro Forma Combined
Revenue:
Product revenue	$22,427,428	$7,870,000		$30,297,428
Funded research and development and other revenue	8,627,601	—		8,627,601

Total revenue	31,055,029	7,870,000	—	38,925,029

Operating costs and expenses:
Cost of product revenue	19,069,192	9,367,000		28,436,192
Research and development and other revenue expenses:
Funded research and development expense	6,847,439	—		6,847,439
Unfunded research and development and other revenue expenses	3,453,326	909,000		4,362,326

Total research and development and other revenue expenses	10,300,765	909,000	—	11,209,765
Selling, general and administrative expenses	9,969,580	2,500,000		12,469,580
Amortization of goodwill	609,855	—	—	609,855
Amortization of intangibles	607,635	43,000	9,000 (1)	659,635

Total operating costs and expenses	40,557,027	12,819,000	9,000	53,385,027

Operating loss	(9,501,998)	(4,949,000)	(9,000)	(14,459,998)
Other income, net	9,891	1,390,000		1,399,891
Interest income	453,631	39,000		492,631
Interest expense	(3,176)	(856,000)		(859,176)

Net loss before equity loss fron Beacon Power Corporation	(9,041,652)	(4,376,000)	(9,000)	(13,426,652)
Equity loss from Beacon Power Corporation	(899,493)	—		(899,493)

Net loss	(9,941,145)	(4,376,000)	(9,000)	(14,326,145)
Accretion of redeemable convertible preferred stock discount	(3,105,888)	—		(3,105,888)

Net loss attributable to common stockholders	$(13,047,033)	$(4,376,000)	$(9,000)	$(17,432,033)

Net loss per weighted average share, basic and diluted	$(1.03)			$(1.34)

Weighted average number of common shares, basic and diluted	12,629,822		400,000 (2)	13,029,822

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

Sipex Corporation

        On September 27, 2002, the Company purchased certain intellectual property, equipment and other assets from Sipex Corporation ("Sipex"). These assets were used by Sipex in connection with its thin film and hybrid assembly business. In consideration for these foregoing asset, Sipex will receive royalty payments up to $183,500 based on cash receipts from existing backlog and between $400,000 and $1,050,000 from cash receipts from new business of Sipex products by the Company for the subsequent three years. The purchase price of the asset purchase has been allocated as follows:

Inventory	$330,708
Property and equipment	86,039

$416,747

        The pro forma financial information has not been presented, as this transaction is the purchase of assets rather than a business combination.

S.    LOSS PER SHARE

        The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	For the Years Ended September 30,
	2002	2001	2000
Net loss attributable to common shareholders before cumulative effect of changes in accounting principles	$(20,760,598)	$(22,156,013)	$(13,047,033)
Cumulative effect of changes in accounting principles	—	(2,108,410)	—

Net loss attributable to common shareholders	$(20,760,598)	$(24,264,423)	$(13,047,033)

Basic and diluted:
Common shares outstanding, beginning of year	16,539,597	13,796,685	9,529,649
Weighted average common shares issued during the year	57,217	868,998	3,100,173

Weighted average shares outstanding—basic and diluted	16,596,814	14,665,683	12,629,822

Net loss attributable to common shareholders before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(1.25)	$(1.51)	$(1.03)
Cumulative effect of changes in accounting principles per weighted average share, basic and diluted	—	(0.14)	—

Net loss attributable to common shareholders per weighted average share, basic and diluted	$(1.25)	$(1.65)	$(1.03)

        For the fiscal years ended September 30, 2000, 44,500 common shares were excluded from common shares outstanding as they were held in treasury.

        At September 30, 2002, 2001 and 2000, options and warrants to purchase 4,329,416, 3,418,123 and 2,854,105 shares of common stock, respectively, were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive.

T.    SEGMENT DISCLOSURES

        The Company's organizational structure is based on strategic business units that perform services and offer various products to the principal markets in which the Company's products are sold. These business units equate to three reportable segments: Applied Technology, Power Systems and Electronics.

        The Company's Technology Center and its Electronic Power Products operation in Maryland perform research and development services in collaboration with third parties. The MagMotor Division, Ling Electronics and Advanced Fuel Cell Power products operations specialize in the engineering and manufacturing of power systems. Film Microelectronics, Inc designs and manufactures electronic products. The Company's principal operations and markets are located in the United States.

        The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations, excluding the effects of the write-off of the public offering costs, amortization of goodwill and intangible assets associated with acquisitions and restructuring costs. Common costs not directly attributable to a particular segment are included in the Applied Technology segment. These costs include corporate costs such as executive and officer compensation, facility costs, legal, audit and tax and other professional fees and totaled $4,194,338 and $4,025,800 for the fiscal year ended September 30, 2002 and 2001, respectively.

        The following is a summary of the Company's operations by operating segment:

	Year Ended September 30,
	2002	2001	2000
Applied Technology:
Product revenue	—	—	$31,486
Funded research and development and other revenue	$10,831,004	$10,904,375	8,627,601

Total revenue	$10,831,004	$10,904,375	$8,659,087

Loss from operations, net of amortization of goodwill and intangibles	$(3,798,256)	$(3,212,290)	$(3,838,907)

Power Systems:
Product revenue	$19,909,002	$20,163,556	$14,098,546

Loss from operations, net of amortization of goodwill and intangibles	$(12,924,594)	$(7,656,522)	$(1,559,792)

Electronics:
Product revenue	$10,889,653	$10,616,305	$8,297,396

Loss from operations, net of amortization of goodwill and intangibles	$(169,301)	$(2,542,584)	$(2,885,809)

Consolidated:
Product revenue	$30,798,655	$30,779,861	$22,427,428
Funded research and development and other revenue	10,831,004	10,904,375	8,627,601

Total revenue	$41,629,659	$41,684,236	$31,055,029

Loss from operations, net of amortization of goodwill and intangibles	$(16,892,151)	$(13,411,396)	$(8,284,508)
Write-off of public offering costs	—	(1,420,627)	—
Amortization of goodwill	—	(638,864)	(609,855)
Amortization of intangibles	(588,661)	(723,501)	(607,635)
Restructuring costs	(1,500,000)	—	—

Operating loss	(18,980,812)	(16,194,388)	(9,501,998)
Net realized gain on sale of marketable securities	16,956	—	—
Net unrealized loss on warrants to purchase common stock	(518,676)	(1,480,190)	—
Write-down of investment in Beacon Power Corporation	(1,400,000)	—	—
Other (loss) income	(10,000)	—	9,891
Interest income	291,679	688,593	453,631
Interest expense	(159,745)	(104,994)	(3,176)

Net loss before equity loss from Beacon Power Corporation and cumulative effect of changes in accounting principles	$(20,760,598)	$(17,090,979)	$(9,041,652)

        Common assets not directly attributable to a particular segment are included in the Applied Technology segment. These assets include cash and cash equivalents, marketable securities, prepaid and other corporate assets. The following is a summary of the Company's operations by operating segment:

	September 30,
	2002	2001
Applied Technology:
Segment assets	$9,876,954	$29,223,705
Power Systems:
Segment assets	22,504,958	21,835,106
Electronics:
Segment assets	9,162,220	9,987,749

Consolidated:
Segment assets	41,544,132	61,046,560
Investment in Beacon Power Corporation	800,005	7,152,984
Warrants to purchase common stock	15,988	576,915

Total assets	$42,360,125	$68,776,459

        The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Year Ended September 30,
	2002	2001	2000
Revenue by geographic region:
United States	$34,450,326	$35,613,129	$27,701,844
Rest of world	7,179,333	6,071,107	3,353,185

Total revenue	$41,629,659	$41,684,236	$31,055,029

U.    RESTRUCTURING COSTS

        During April 2002, the Company commenced a restructuring plan designed to streamline its production base, improve efficiency and enhance its competitiveness and recorded a restructuring charge of $1.5 million. The restructuring charge includes approximately $655,000 for severance costs associated with the reduction of approximately 60 employees, or 17% of the work force. The reductions occurred in the following business segments: Applied Technology—9: Corporate—2; Electronics—16; and Power Systems—33. On a functional basis, the reductions were: manufacturing—45; research and development—4; and selling, general and administrative—11. As of September 30, 2002, 56 employees have been terminated and the remaining 4 are expected to be terminated by March 2003. In addition, as of September 30, 2002, $507,504 of the severance has been paid and the remaining severance will be paid by March 2003. The balance of the restructuring charge relates to the closing of the Anaheim, CA facility. These costs include approximately $270,000 of cash charges primarily related to rent, real estate taxes and operating costs to be paid through the remainder of the lease and an estimated $350,000 of other cash charges for restoration and clean-up. In addition, approximately $225,000 of the restructuring charge relates to non-cash charges on assets to be disposed of. The Company anticipates the Anaheim, CA manufacturing facility will be closed during the second quarter of fiscal year 2003.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE

To the Board of Directors of SatCon Technology Corporation:

        We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of SatCon Technology Corporation and its subsidiaries, included in this Form 10-K, and have issued our report thereon dated December 20, 2002. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the financial statement schedule index is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule for the year ended September 30, 2002 has been subjected to auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                      /s/ GRANT THORNTON LLP

Boston, Massachusetts
December 20, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE

To the Board of Directors of SatCon Technology Corporation:

        We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of SatCon Technology Corporation and its subsidiaries, included in this Form 10 -K, and have issued our report thereon dated December 4, 2001. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the financial statement schedule index is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                      /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
December 4, 2001

NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ("ANDERSEN") IN CONNECTION WITH SATCON TECHNOLOGY CORPORATION'S FORM 10-K FILING FOR THE FISCAL YEAR ENDED SEPTEMBR 30, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ANDERSEN REPORT IS PURSUANT TO THE "TEMPORARY FINAL RULE AND FINAL REULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS," ISSUED BY THE SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ANDERSEN IN CONNECTION WITH THIS FILING ON FORM 10-K.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions charged to costs and expenses	Additions from Acquisitions	Deductions and Adjustments	Balance at end of period
Year Ended September 30, 2000:
Allowance for uncollectible accounts	$386,686	$265,742	—	$(332,208)	$320,220
Allowance for unbilled contract costs	$746,121	—	—	$(746,121)	—
Deferred tax valuation allowance	$11,590,106	$9,668,342	—	—	$21,258,448
Allowance for excess and obsolete inventory	$1,078,797	$658,774	—	$(543,621)	$1,193,950
Reserve for product warranty expense	$36,000	$264,096	$195,384	$(30,365)	$465,115
Accrued costs for consolidation of facilities	$100,000	—	—	—	$100,000
Year Ended September 30, 2001:
Allowance for uncollectible accounts	$320,220	$540,977	—	$(85,491)	$775,706
Deferred tax valuation allowance	$21,258,448	5,355,184	—	$(8,151,232)	$18,462,400
Allowance for excess and obsolete inventory	$1,193,950	$1,153,564	—	$(297,625)	$2,049,889
Reserve for product warranty expense	$465,115	$38,436	$722,483	$(275,038)	$950,996
Accrued costs for consolidation of facilities	$100,000	$175,000	—	$(100,000)	$175,000
Year Ended September 30, 2002:
Allowance for uncollectible accounts	$775,706	$287,630	—	$(165,014)	$898,322
Deferred tax valuation allowance	$18,462,400	$10,630,450	—	—	$29,092,850
Allowance for excess and obsolete inventory	$2,049,889	$2,598,190	—	$(1,476,640)	$3,171,439
Reserve for product warranty expense	$950,996	$301,252	—	$(417,704)	$834,544
Accrued costs for consolidation of facilities	$175,000	—	—	$(175,000)	—
Accrued restructuring costs	—	$1,500,000	—	$(507,504)	$992,496

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Audit Committee of the Board of Directors (the "Audit Committee) of the Registrant annually considers and recommends to the Registrant's Board of Directors the selection of the Registrant's independent auditors. As recommended by the Audit Committee, the Board of Directors on June 21, 2002 dismissed the Registrant's independent auditors, Arthur Andersen LLP ("Andersen"), and engaged Grant Thornton LLP ("Grant Thornton") as its independent auditors and to audit the Registrant's financial statements for the fiscal year ended September 30, 2002.

        Andersen's reports on the financial statements of the Registrant for the two most recent fiscal years ended September 30, 2001 and September 30, 2000 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the two most recent fiscal years ended September 30, 2001 and September 30, 2000, and the subsequent interim period through the date of Andersen's dismissal, there were (i) no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of such disagreement in connection with its reports on the financial statements of the Registrant, and (ii) no reportable events as listed in Item 304(a)(1)(v) of Regulation S-K.

        During the two most recent fiscal years ended September 30, 2001 and September 30, 2000, and the subsequent interim period through the date of Grant Thornton's engagement, neither the Registrant nor anyone on its behalf has consulted Grant Thornton regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and neither a written report was provided to the Registrant nor oral advice was provided to the Registrant that Grant Thornton concluded was an important factor considered by the Registrant in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304(a) of Regulation S-K), or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information with respect to directors and executive officers required under this item is incorporated herein by reference to the information set forth under the sections entitled "Election of Directors" and "Executive Officers of the Corporation" in our proxy statement for our 2003 Annual Meeting of Stockholders. Information relating to certain filings on Forms 3, 4 and 5 is contained in our 2003 proxy statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. EXECUTIVE COMPENSATION

        The information required under this item is incorporated herein by reference to the section entitled "Compensation of Executive Officers" in our 2003 proxy statement.

        The sections entitled "Compensation Committee Report on Executive Compensation" and "Comparative Stock Performance Graph" in our 2003 proxy statement are not incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required under this item is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in our 2003 proxy statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required under this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Party Transactions" in our 2003 proxy statement.

Item 14. CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

        (b)    Changes in internal controls.    There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

1.
Consolidated Financial Statements of SatCon Technology Corporation and its Subsidiaries:

  Consolidated Balance Sheets as of September 30, 2002 and 2001

  Consolidated Statements of Operations for the Years Ended September 30, 2002, 2001 and 2000

  Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss for the Years Ended September 30, 2002, 2001 and 2000

  Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000

  Notes to Consolidated Financial Statements

2.
Financial Statement Schedule of SatCon Technology Corporation and its Subsidiaries:

  Schedule II: Valuation and Qualifying Accounts for the Years Ended September 30, 2002, 2001 and 2000

  All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the consolidated financial statements or notes thereto.

3.
Exhibits:

  The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

(b)
Reports on Form 8-K:

  We did not file any reports on Form 8-K during the quarter ended September 30, 2002. On December 20, 2002, we filed a Current Report on Form 8-K, dated December 19, 2002, to report under Item 5 that SatCon and Silicon Valley Bank entered into a forbearance agreement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on December 30, 2002.

SATCON TECHNOLOGY CORPORATION
By:	/s/ DAVID B. EISENHAURE David B. Eisenhaure President, Chief Executive Officer and Chairman of the Board

CERTIFICATIONS

I, David B. Eisenhaure, certify that:

1.
I have reviewed this annual report on Form 10-K of SatCon Technology Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: December 30, 2002	/s/ DAVID B. EISENHAURE David B. Eisenhaure President and Chief Executive Officer

I, Ralph M. Norwood, certify that:

1.
I have reviewed this annual report on Form 10-K of SatCon Technology Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: December 30, 2002	/s/ RALPH M. NORWOOD Ralph M. Norwood Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ DAVID B. EISENHAURE David B. Eisenhaure	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	December 30, 2002
/s/ RALPH M. NORWOOD Ralph M. Norwood	Vice President of Finance, Chief Financing Officer and Treasurer (Principal Financial Officer)	December 30, 2002
/s/ JOHN J. MCCABE John J. McCabe	Controller and Chief Accounting Officer (Principal Accounting Officer)	December 30, 2002
/s/ MICHAEL C. TURMELLE Michael C. Turmelle	Director, Vice President and Chief Operating Officer	December 30, 2002
/s/ JAMES L. KIRTLEY, JR. James L. Kirtley, Jr.	Director, Vice President and Chief Scientist	December 30, 2002
/s/ MARSHALL J. ARMSTRONG Marshall J. Armstrong	Director	December 30, 2002
/s/ ALAN P. GOLDBERG Alan P. Goldberg	Director	December 30, 2002
/s/ ANTHONY J. VILLIOTTI Anthony J. Villiotti	Director	December 30, 2002
/s/ GERALD L. WILSON Gerald L. Wilson	Director	December 30, 2002

EXHIBIT INDEX

Exhibit No.		Description
2.1		Stock Purchase Agreement, dated as of October 21, 1999, by and among the Registrant, Mechanical Technology Incorporated, Ling Electronics, Inc. and Ling Electronics, Ltd. is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 21, 1999 (File No. 1-11512).
2.2		Asset Purchase Agreement, dated as of November 16, 1999, by and between the Registrant and Northrop Grumman Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 16, 1999 (File No. 1-11512).
2.3		Asset Purchase Agreement by and among Inverpower Controls Ltd., the Registrant and SatCon Power Systems Canada Ltd., dated June 25, 2001, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 13, 2001 (File No. 1-11512).
2.4		Asset Purchase Agreement, dated September 27, 2002, by and between Sipex Corporation and the Registrant.
3.1		Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).
3.2		Bylaws of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).
3.3		Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on May 12, 1997, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 1-11512).
3.4		Bylaws Amendment of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 1-11512).
3.5		Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on March 17, 1999, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated August 25, 1999 (File No. 1-11512).
3.6		Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on March 15, 2000 is incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 1-11512).
3.7		Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on May 4, 2001, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 1-11512).
4.1		Specimen Certificate of Common Stock, $.01 par value, is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).
10.1	(*)	Employment Agreement, dated July 1, 1992, between the Registrant and David B. Eisenhaure is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).

10.2	(*)	Employment Agreement, dated July 1, 1992, between the Registrant and Michael C. Turmelle is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).
10.3	(*)	1992 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).
10.4	(*)	1994 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-11512).
10.5	(*)	1996 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996 (File No. 1-11512).
10.6	(*)	1998 Stock Incentive Plan is incorporated herein by reference to Exhibit B to the Registrant's Definitive Schedule 14A filed January 26, 1999 (File No. 1-11512).
10.7	(*)	1999 Stock Incentive Plan is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-11512).
10.8	(*)	2000 Stock Incentive Plan is incorporated herein by reference to Exhibit C to the Registrant's Preliminary Schedule 14A filed March 19, 2001 (File No. 1-11512).
10.9	(*)	2002 Stock Incentive Plan is incorporated herein by reference to Exhibit A to the Registrant's Definitive Schedule 14A filed January 28, 2002 (File No. 1-11512).
10.10		Lease, dated October 21, 1993, between the Registrant and Gunwyn/First Street Limited Partnership is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286) and First Amendment to Lease, dated June 22, 1998, by and between the Registrant and Gunwyn/First Street Limited Partnership is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-11512).
10.11	(†)	Manufacturing Agreement between Applied Materials, Inc. and its wholly- owned subsidiaries and the Registrant, dated as of February 20, 1997, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 1-11512).
10.12		Amended and Restated License Agreement, dated as of October 23, 1998, by and between the Registrant and Beacon Power Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 23, 1998 (File No. 1-11512).
10.13		Asset Purchase Agreement, dated as of January 4, 1999, among K&D MagMotor Corp., the Registrant, Inductive Components, Inc., Lighthouse Software, Inc. and Thomas Glynn is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated January 4, 1999 (File No. 1-11512).
10.14		Asset Purchase Agreement, dated as of March 31, 1999, by and between HyComp, Inc. and HyComp Acquisition Corp., a wholly-owned subsidiary of the Registrant, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-11512).
10.15		Note Purchase Agreement, dated as of June 22, 1999, by and among Beacon Power Corporation, Perseus Capital, L.L.C., DQE Enterprises, Inc., Micro Generation Technology Fund, L.L.C. and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-11512).

10.16	Note and Warrant Purchase Agreement, dated as of August 2, 1999, by and among Beacon Power Corporation, Perseus Capital, L.L.C., DQE Enterprises, Inc., Micro Generation Technology Fund, L.L.C. and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-11512).
10.17	Registration Rights Agreement, dated as of August 25, 1999, among the Registrant and the investors named on the signature pages thereof is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated August 25, 1999 (File No. 1-11512).
10.18	Amendment No. 1 to Registration Rights Agreement, dated as of May 25, 2001, among the Registrant and the parties whose names appear on Schedule I thereto is incorporated herein by reference to the Registrant's Current Report on Form 8-K dated May 25, 2001 (File No. 1-11512).
10.19	Form of Warrants issued on August 25, 1999 in connection with the sale of the Series A Preferred Stock is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated August 25, 1999 (File No. 1-11512).
10.20	Warrant, dated May 25, 2001, issued to Brown Simpson Partners I, Ltd. is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated May 25, 2001 (File No. 1-11512).
10.21	Securities Purchase Agreement, dated as of October 21, 1999, between the Registrant and Mechanical Technology Incorporated is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 21, 1999 (File No. 1-11512).
10.22	SatCon Registration Rights Agreement, dated as of October 21, 1999, between the Registrant and Mechanical Technology Incorporated is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 21, 1999 (File No. 1-11512).
10.23	MTI Registration Rights Agreement, dated as of October 21, 1999, between Mechanical Technology Incorporated and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 21, 1999 (File No. 1-11512).
10.24	Form of Stock Purchase Warrant issued on October 21, 1999 by the Registrant to Mechanical Technology Incorporated is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 21, 1999 (File No. 1-11512).
10.25	Form of Stock Purchase Warrant issued on October 21, 1999 by Mechanical Technology Incorporated to the Registrant is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 21, 1999 (File No. 1-11512).
10.26	Sublease, dated November 16, 1999, between the Registrant and Northrop Grumman Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 16, 1999 (File No. 1-11512).
10.27	Transition Services Agreement, dated as of November 16, 1999, between the Registrant and Northrop Grumman Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 16, 1999 (File No. 1-11512).
10.28	Memorandum of Understanding, entered into on November 16, 1999, between the Registrant and Northrop Grumman Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 16, 1999 (File No. 1-11512).

10.29	Registration Rights Agreement, dated as of November 16, 1999, between the Registrant and Northrop Grumman Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 16, 1999 (File No. 1-11512).
10.30	Stock Purchase Warrant issued on February 4, 2000 by the Registrant to Northrop Grumman Corporation is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1999 (File No. 1-11512).
10.31	Consulting Agreement, dated July 19, 2000, between the Registrant and Marshall J. Armstrong is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 1-11512).
10.32	Agreement between the Department of Energy and the Registrant is incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 1-11512).
10.33	Master Lease Agreement, dated as of August 31, 2000, by and between General Electric Corporation and the Registrant is incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2000 (File No. 1-11512).
10.34	Cooperation Agreement by and between the Registrant and Beacon Power Corporation, dated April 25, 2001, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 1-11512).
10.35	Strategic Collaboration Agreement between Chevron Energy Solutions, LP and the Registrant, dated January 23, 2002, is incorporated herein by referenced to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 30, 2002 (File No. 1-11512).
10.36	Co-Operation, License and Supply Agreement by and among Hatch Steltech Ltd., Siemens AG and SatCon Power Systems Canada Ltd., dated April 26, 2002, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 29, 2002 (File No. 1-11512).
10.37	Forbearance Agreement, dated December 19, 2002, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada LTD. and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated December 19, 2002 (File No. 1-11512).
10.38	Co-Operation, License and Supply Agreement by and between Hatch Steltech Ltd. and SatCon Power Systems Canada Ltd., dated October 11, 2001.
10.39	Change of Control Letter, dated February 11, 2002, between the Registrant and Ralph M. Norwood.
10.40	Investment Banking Agreement, by and between J.P. Turner & Company, LLC and the Registrant, dated August 23, 2002.
10.41	Loan and Security Agreement, dated September 13, 2002, between the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada LTD. and Silicon Valley Bank together with Negative Pledge Agreement, dated as of September 13, 2002, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada LTD. and Silicon Valley Bank.

10.42	Stock Purchase Warrant issued on September 13, 2002 by the Registrant to Silicon Valley Bank together with Registration Rights Agreement, dated September 13, 2002, by and between the Registrant and Silicon Valley Bank.
10.43	Stock Purchase Warrant issued on December 19, 2002 by the Registrant to Silicon Valley Bank together with Amendment No. 1 to Registration Right Agreement, dated December 19, 2002, by and among Silicon Valley Bank, Silicon Valley Bancshares and the Registrant.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP.
23.2	Notice Regarding Consent of Arthur Andersen LLP.
99.1	Risk Factors.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)
Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K for the year ended September 30, 2002.

(†)
Confidential treatment has been granted with respect to certain portions of this Exhibit.

QuickLinks

PART I
PART II
TABLE OF CONTENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
SATCON TECHNOLOGY CORPORATION CONSOLIDATED BALANCE SHEETS
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS For the Years Ended September 30, 2002, 2001 and 2000
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS For the Years Ended September 30, 2002, 2001 and 2000
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
SATCON TECHNOLOGY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
PART III
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX