Form 10-K/A
period 2002-09-30
SATCON TECHNOLOGY CORP
filed 2003-01-28
CIK 889423

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

        This Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 ("Fiscal 2002") is being filed to add certain information required to be set forth in Part III. Items 10, 11, 12 and 13 of Part III of the Registrant's Annual Report on Form 10-K for Fiscal 2002, as filed with the Securities and Exchange Commission on December 30, 2002, are hereby amended and restated in their entirety as follows:

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Corporation

        The Corporation has a classified Board of Directors (the "Board") consisting of three Class I directors, two Class II directors and two Class III directors. Thomas A. Hurkmans served as a Class III director from his election to the Board on March 15, 2000 until his resignation from the Board on December 31, 2001. On January 25, 2002, Anthony J. Villiotti was appointed to the Board to fill the vacancy resulting from the resignation of Mr. Hurkmans. At each Annual Meeting of Stockholders, directors are elected for a full term of three years to succeed those whose terms are expiring.

        For each member of the Board there follows information given by each concerning his principal occupation and business experience for the past five years, the name of other publicly held companies on which he serves as a director and his age and length of service as a director of the Corporation.

        No director or executive officer is related by blood, marriage or adoption to any other director or executive officer.

        Pursuant to the Securities Purchase Agreement (the "1997 Securities Purchase Agreement"), dated as of May 28, 1997, by and among the Corporation, Beacon Power Corporation ("Beacon Power"), an affiliate of the Corporation, and DQE Enterprises, Inc. ("DQE Enterprises"), Mr. Villiotti was first elected to the Board on June 30, 1997. On January 13, 2000, Mr. Villiotti resigned from his position as a director of the Corporation, and the Board appointed Mr. Hurkmans, as the representative of DQE Enterprises, to fill the vacancy resulting from the resignation of Mr. Villiotti. Mr. Hurkmans was elected to the Board by the stockholders on March 15, 2000 and served as a director of the Corporation until his resignation on December 31, 2001. Pursuant to the terms of the 1997 Securities Purchase Agreement, as long as DQE Enterprises owned five percent (5%) of the Corporation's Common Stock (the "Common Stock"), the Corporation was required to recommend that the Corporation's stockholders vote for DQE Enterprises' representative and cause to be voted for such representative the shares of Common Stock for which the Corporation's management or Board holds proxies or are otherwise entitled to vote. DQE Enterprises no longer owns 5% of the Common Stock and, since the resignation of Mr. Hurkmans in December 2001, has no representative on the Board. Mr. Villiotti's appointment to the Board on January 25, 2002 to fill the vacancy resulting from the resignation of Mr. Hurkmans was not pursuant to, or in connection with, the 1997 Securities Purchase Agreement or any other arrangement between the Corporation and DQE Enterprises.

        Pursuant to the Securities Purchase Agreement (the "1999 Securities Purchase Agreement"), dated as of October 21, 1999, between the Corporation and Mechanical Technology Incorporated, Mr. Goldberg was elected to the Board as of November 15, 1999. Pursuant to the terms of the 1999 Securities Purchase Agreement, as long as Mechanical Technology Incorporated owns five percent (5%) of the Common Stock, the Corporation must recommend that the Corporation's stockholders vote for Mechanical Technology Incorporated's representative. The Corporation has also agreed to appoint an additional member to the Board based on recommendations by Mechanical Technology Incorporated.

Current Directors—Terms Expiring in 2004 (Class I Directors)

David B. Eisenhaure, age 57, became a director in 1985.

        David B. Eisenhaure joined the Corporation as President, Chief Executive Officer and Chairman of the Board in 1985. Prior to founding the Corporation, Mr. Eisenhaure was associated with the Charles Stark Draper Laboratory, Incorporated from 1974 to 1985, and with its predecessor, the Massachusetts Institute of Technology's Instrumentation Laboratory, from 1967 to 1974. Mr. Eisenhaure holds S.B., S.M. and an Engineer's Degree in Mechanical Engineering from the Massachusetts Institute of Technology ("M.I.T."). In addition to his duties at the Corporation, Mr. Eisenhaure holds an academic position at M.I.T., serving as a lecturer in the Department of Mechanical Engineering. Mr. Eisenhaure also serves on the board of directors of Mechanical Technology Incorporated and Implant Sciences Corporation.

Alan P. Goldberg, age 57, became a director in 1999.

        Alan P. Goldberg joined the Corporation as a director in 1999. Mr. Goldberg has served as President and as a director of First Albany Companies Inc., an investment bank, since 1993. Mr. Goldberg is active in industry and civic organizations and serves on the board of several non-profit institutions. He received a B.A. degree in Government from Tufts University.

James L. Kirtley, Jr., age 57, became a director in 1992.

        James L. Kirtley, Jr., joined the Corporation as a consultant in 1985 and became a director in 1992. On March 1, 1998, Dr. Kirtley commenced employment with the Corporation on a full-time basis as the Vice President and General Manager of the Corporation's Technology Center. In February 2000, Dr. Kirtley was appointed Vice President and Chief Scientist of the Corporation, a position he serves as a part-time employee. Dr. Kirtley is also a Professor of Electrical Engineering at M.I.T. and became a member of the M.I.T. faculty in 1971. Dr. Kirtley received his S.B., S.M., E.E. and Ph.D. degrees in Electrical Engineering from M.I.T.

Current Directors—Terms Expiring in 2005 (Class II Directors)

Michael C. Turmelle, age 43, became a director in 1993.

        Michael C. Turmelle joined the Corporation in September 1987, where he served as Controller from September 1987 until November 1991, as Secretary from June 1993 until May 2001 and as Vice President, Chief Financial Officer and Treasurer from November 1991 until January 2000. Mr. Turmelle became a director in June 1993. In January 2000, Mr. Turmelle was promoted from Chief Financial Officer to Chief Operating Officer. From July 1984 to August 1987, Mr. Turmelle held several positions with HADCO Corporation, a manufacturer of circuit boards. From February 1982 to June 1984, Mr. Turmelle was employed by the aerospace division of General Electric Corporation and held several positions, including internal auditor. Mr. Turmelle holds a B.A. degree in Economics from Amherst College.

Gerald L. Wilson, age 63, became a director in 2000.

        Gerald L. Wilson joined the Corporation as a director in July 2000. Dr. Wilson is the former Dean of the School of Engineering at M.I.T. and the Vannevar Bush Professor of Engineering at M.I.T. Dr. Wilson has served on M.I.T.'s faculty since 1965 and currently serves as a Professor of Electrical and Mechanical Engineering. Dr. Wilson also serves as the Chairman of the Science Advisory Boards of General Motors Corporation and Pratt and Whitney, a division of United Technologies Corporation, and as a member of the science advisory board for Cummins Engine Company, Inc. He is a director of NSTAR, a company formed by the merger of BEC Energy and Commonwealth Energy System. Dr. Wilson is also a director of Analogic Corporation. Dr. Wilson received his S.B. and S.M. in Electrical Engineering and his Sc.D. in Mechanical Engineering from M.I.T.

Current Directors—Terms Expiring in 2003 (Class III Directors)

Marshall J. Armstrong, age 67, became a director in 1994.

        Marshall J. Armstrong joined the Corporation as a director in 1994. Mr. Armstrong previously served as Chief Executive Officer and Chairman of the Board of Thermo Power Corporation from 1992 through 1997. Thermo Power provides research and development relating to engines, cogeneration and refrigeration equipment to the marine, food processing, transportation, power generating, petrochemical and pharmaceutical industries. From January 1998 to September 1999, Mr. Armstrong served as Senior Vice President of Thermo Electron Corporation, where he has been employed since 1968 in various capacities including management of Thermo Electron's government affairs. Mr. Armstrong also served as a director of Thermo Sentron, Inc. Mr. Armstrong holds an M.S. degree from George Washington University and a B.S. degree in Mechanical Engineering from the University of Vermont.

Anthony J. Villiotti, age 56, became a director in 2002.

        Anthony J. Villiotti first joined the Corporation as a director in June 1997. Following his resignation from the Board in January 2000, Mr. Villiotti re-joined the Corporation as a director in January 2002. Since May 1999, Mr. Villiotti has served as Vice President and Chief Financial Officer at AquaSource, Inc., where he is responsible for all financial and information technology activities. AquaSource is a water resource management company that acquires, develops and manages water and waste water systems. From October 1993 until May 1999, Mr. Villiotti served as Vice President, Treasurer and Controller of DQE Enterprises, where he was responsible for identifying and implementing investment opportunities and for all financial and administrative activities. From June 1990 through October 1993, Mr. Villiotti served as Treasurer and Controller of DQE Enterprises. Mr. Villiotti holds a B.S. degree in accounting from Pennsylvania State University.

Executive Officers of the Corporation

Ralph M. Norwood, age 59, became an Executive Officer in 2002

        Ralph M. Norwood joined the Corporation in February 2002 and serves as Vice President of Finance, Chief Financial Officer and Treasurer. Prior to joining the Corporation, Mr. Norwood served as an independent financial consultant from June 2000 until February 2002. From 1976 to June 2000, Mr. Norwood was employed by the Polaroid Corporation, an instant imaging company and manufacturer of instant cameras, where he served in several financial positions including as Vice President and Corporate Controller from 1989 to 1996 and as Vice President and Treasurer from 1996 until his departure in June 2000. Mr. Norwood is a Certified Public Accountant and received his M.B.A. degree from the Darden School at the University of Virginia.

        For additional information relating to Executive Officers of the Corporation, see disclosure regarding Messrs. Eisenhaure and Turmelle and Dr. Kirtley set forth under the heading "Directors of the Corporation."

        For information relating to shares of Common Stock owned by each of the directors and executive officers of the Corporation, see "Security Ownership of Certain Beneficial Owners and Management."

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership of the Common Stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by SEC regulations to furnish the Corporation with copies of all Section 16(a) forms they file. To the Corporation's knowledge, based solely on a review of the

Corporation's records and written representations by the persons required to file such reports, all filing requirements of Section 16(a) were satisfied with respect to the Corporation's most recent fiscal year.

Item 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

        Summary Compensation Table.    The following table sets forth information concerning the annual and long-term compensation for services rendered to the Corporation for the fiscal years ended September 30, 2002, 2001 and 2000, of those persons who were at September 30, 2002 (i) the chief executive officer of the Corporation and (ii) each other executive officer of the Corporation whose annual compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

		Annual Compensation							Long-Term Compensation
Awards
Name and Principal Position	Fiscal Year	Salary($)		Bonus($)		Other Annual Compensation ($)			Securities Underlying Options (#)	All Other Compensation ($)
David B. Eisenhaure President, Chief Executive Officer and Chairman of the Board	2002 2001 2000	$ $ $	304,008 284,381 225,500	$	— 100,000 —	$ $ $	3,900 3,500 3,900	(3) (3) (3)	— 100,000 100,000	$ $ $	9,787 9,787 9,787	(4) (4) (4)
Michael C. Turmelle(1) Vice President, Chief Operating Officer and Director	2002 2001 2000	$ $ $	230,004 209,628 148,500	$	— 60,000 —	$ $ $	3,900 5,500 3,900	(3) (3) (3)	— 100,000 81,750	$ $ $	7,995 7,995 7,995	(4) (4) (4)
Ralph M. Norwood(2) Vice President of Finance, Chief Financial Officer and Treasurer	2002		$134,886		—		—		150,000		—

(1)
In January 2000, Mr. Turmelle was promoted from Chief Financial Officer to Chief Operating Officer.

(2)
In February 2002, Mr. Norwood joined the Corporation as Vice President of Finance, Chief Financial Officer and Treasurer.

(3)
Amounts consist of Board fees paid to Messrs. Eisenhaure and Turmelle in their capacity as directors of the Corporation of $900 per quarter and $200 per Board meeting attended.

(4)
Amounts include the dollar value of term life insurance premiums paid by the Corporation on a $1,000,000 term life insurance policy of which members of the executive officers' families are the beneficiaries.

        Option Grants Table.    The following table sets forth information concerning individual grants of stock options to purchase the Common Stock made to the executive officers named in the Summary Compensation Table during Fiscal 2002.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(3)
Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year(2)	Exercise Price ($/Share)	Expiration Date	5% ($)	10% ($)
David B. Eisenhaure	—	—	—	—	—	—
Michael C. Turmelle	—	—	—	—	—	—
Ralph M. Norwood	150,000	13.25%	$5.59	2/8/12	$527,328	$1,336,353

(1)
Mr. Norwood's stock options were granted on February 8, 2002 and vest in five equal annual installments beginning on that date.

(2)
In Fiscal 2002, the Corporation granted stock options to purchase an aggregate of 1,132,500 shares of Common Stock to employees of the Corporation, including executive officers.

(3)
Amounts reported in these columns represent amounts that may be realized upon exercise of the stock options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the Common Stock over the term of the stock options. These numbers are calculated based on rules promulgated by the SEC and do not reflect the Corporation's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Common Stock.

        Aggregated Option Exercises and Fiscal Year-End Option Value Table.    The following table sets forth certain information regarding stock options exercised during Fiscal 2002 and held as of September 30, 2002 by the executive officers named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)	Value of Unexercised In-The-Money Options at Fiscal Year-End($)(2)
Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
David B. Eisenhaure	—	—	187,500/125,000	$— /$—
Michael C. Turmelle	—	—	169,576/115,874	$— /$—
Ralph M. Norwood	—	—	30,000/120,000	$— /$—

(1)
Represents the difference between the exercise price and the fair market value of the Common Stock on the date of exercise.

(2)
Value is based on the closing sale price of the Common Stock on September 30, 2002, the last trading day of Fiscal 2002 ($1.34), less the applicable option exercise price.

Compensation of Directors

        From November 1992 to April 2002, each of the Corporation's directors received a fee of $200 for each Board meeting attended, as well as a retainer of $900 per quarter. As of April 11, 2002, outside (non-employee) directors receive $2,500 per quarter as a retainer for serving as a director. Outside directors receive an additional $1,000 per Board meeting if attended in person, or $500 per Board meeting if attended by telephone. The Corporation also pays all out of pocket expenses reasonably incurred by outside directors in attending Board meetings. Employee directors continue to receive a fee of $200 for each Board meeting attended, as well as a retainer of $900 per quarter.

        During Fiscal 2002, the Corporation granted stock options to purchase shares of the Corporation's Common Stock to the members of the Board as follows: Mr. Armstrong: 20,000; Mr. Goldberg: 23,000; Mr. Villiotti, 23,000; and Dr. Wilson: 5,000. The stock option exercise price for Messrs. Armstrong and Goldberg and Dr. Wilson is $3.48 per share, and these stock options were immediately exercisable upon grant. The stock option exercise price for Mr. Villiotti is $5.80 with respect to 15,000 shares and $3.48 with respect to 8,000 shares.

        On April 11, 2002, to encourage ownership in the Corporation by outside directors, to provide such directors with a further incentive to remain as directors and to align the interests of such directors with the interests of the Corporation's stockholders, the Board adopted a director stock option program. Pursuant to this program, (i) each individual who first becomes an outside director of the Corporation will receive a nonstatutory stock option to purchase 15,000 shares of the Common Stock on the date of his or her initial election to the Board; and (ii) on the date of each Annual Meeting of Stockholders of the Corporation commencing with the 2002 Annual Meeting of Stockholders (other than a director who was initially elected to the Board at any such Annual Meeting of Stockholders or, if previously, at any time after the prior year's Annual Meeting of Stockholders), provided that he or she is serving as a director immediately following the date of such Annual Meeting of Stockholders, (a) each outside director who is serving on the Corporation's Audit Committee will be granted a nonstatutory stock option to purchase an additional 5,000 shares of the Common Stock and (b) each outside director who is serving on the Compensation Committee will be granted a nonstatutory stock option to purchase an additional 3,000 shares of the Common Stock. These nonstatutory stock options will be immediately exercisable and will have exercise prices equal to the closing price of the Common Stock on the NASDAQ National Market on the date of grant.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

        The Corporation has entered into Key Employee Agreements (the "Employee Agreements") with Messrs. Eisenhaure and Turmelle which expire on June 30, 2004. The Employee Agreements provide for automatic renewal for three-year periods unless written notice of termination is given by either party not less than three months prior to the expiration date. In addition, pursuant to the Employee Agreements, each of Messrs. Eisenhaure and Turmelle is entitled to receive benefits offered to the Corporation's employees generally as well as a severance payment equal to 100% of his annual salary, payable in twelve equal monthly installments if (i) the Corporation or a substantial portion of the Corporation is acquired without the approval of the Board; (ii) his employment is terminated without cause or (iii) without his consent, his salary is reduced, there is a substantial change in his position, there is a change in his principal place of employment from the greater Boston, Massachusetts area or the Employee Agreement is not renewed following the expiration of its term. The Employee Agreements also contain provisions prohibiting Messrs. Eisenhaure and Turmelle from competing with the Corporation for a one-year period following termination of employment.

        Mr. Sean F. Moran served as Vice President of Finance, Chief Financial Officer and Treasurer until his resignation on March 1, 2002. Mr. Ralph M. Norwood assumed the position of Vice President of Finance, Chief Financial Officer and Treasurer on February 8, 2002. In addition, on February 11,

2002, the Corporation entered into a Change in Control Letter Agreement with Mr. Norwood pursuant to which Mr. Norwood is entitled to receive severance payments equal to 100% of his salary for a period of six months in the event of the termination of Mr. Norwood's employment within his first year of employment. As a condition to receiving these severance payments, Mr. Norwood must deliver a general release to the Corporation within 30 days of his termination.

Compensation Committee Interlocks and Insider Participation

        During Fiscal 2002, Messrs. Goldberg, Hurkmans and Villiotti served as members of the Compensation Committee. Mr. Hurkmans served on the Compensation Committee until his resignation from the Board on December 31, 2001, and Mr. Villiotti has served on the Compensation Committee since his appointment to the Board on January 25, 2002. For information regarding Mr. Goldberg's relationship with Mechanical Technology Incorporated, see "Certain Relationships and Related Transactions."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

        The following table provides information about the securities authorized for issuance under the Corporation's equity compensation plans as of September 30, 2002.

EQUITY COMPENSATION PLAN INFORMATION

				(c)
	(a)		(b)
				Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights
Equity compensation plans approved by security holders	3,251,415		$8.97	797,656	(1)
Equity compensation plans not approved by security holders	41,000	(2)	$17.56	175,000	(3)
Total	3,292,415		$9.08	972,656	(1)(3)

(1)
Includes 31,566 shares of the Common Stock issuable under the Corporation's 1994 Stock Option Plan, 17,401 shares of the Common Stock issuable under the Corporation's 1996 Stock Option Plan, 68 shares of the Common Stock issuable under the Corporation's 1998 Stock Incentive Plan, 213,546 shares of the Common Stock issuable under the Corporation's 1999 Stock Incentive Plan, 312,075 shares of the Common Stock issuable under the Corporation's 2000 Stock Incentive Plan and 223,000 shares of the Common Stock issuable under the Corporation's 2002 Stock Incentive Plan.

(2)
Includes 41,000 shares of the Common Stock issuable upon exercise of option grants issued outside of existing stock option plans to certain employees.

(3)
Includes 175,000 shares of the Common Stock issuable outside of existing stock option plans.

        On January 19, 2000, the Board granted to four of the Corporation's employees options exercisable in the aggregate of up to 216,000 shares of Common Stock outside of the Corporation's stockholder-approved equity compensation plans. The terms of these options are substantially similar to those of nonstatutory stock options issued under the Corporation's shareholder-approved 1999 Stock Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of January 23, 2003, certain information concerning the beneficial ownership of the Common Stock by (i) each person known by the Corporation to own beneficially five percent (5%) or more of the outstanding shares of the Common Stock; (ii) each of the Corporation's executive officers and directors and (iii) all executive officers and directors as a group.

        The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire on or before March 24, 2003 through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Common Stock Beneficially Owned
5% Stockholders
Mechanical Technology Incorporated(3) 431 New Karner Road Albany, NY 12205	847,600	5.0%
Directors and Named Executive Officers
Marshall J. Armstrong	52,000	*
David B. Eisenhaure(4)	3,611,851	20.9
Alan P. Goldberg(5) c/o Mechanical Technology Incorporated 431 New Karner Road Albany, NY 12205	891,600	5.2
James L. Kirtley, Jr.	129,673	*
Ralph M. Norwood	67,440	*
Michael C. Turmelle	289,634	1.7
Gerald L. Wilson	41,500	*
Anthony J. Villiotti	23,000
All executive officers and directors as a group (eight persons)(4)(5)	4,259,098	23.9%

*
Less than 1%

(1)
The address for all executive officers and directors, other than Mr. Goldberg, is c/o SatCon Technology Corporation, 161 First Street, Cambridge, Massachusetts 02142.

(2)
Includes the following number of shares of Common Stock issuable upon the exercise of outstanding stock options which may be exercised on or before March 24, 2003: Mr. Armstrong: 52,000; Mr. Eisenhaure: 187,500; Mr. Goldberg: 44,000; Dr. Kirtley: 124,200; Mr. Norwood: 60,000; Mr. Turmelle: 169,576; Dr. Wilson: 40,000; Mr. Villiotti: 23,000; all executive officers and directors as a group: 700,276. Also includes the following number of shares of Common Stock to be issued before March 24, 2003 as company-matching grants under the SatCon Technology Corporation 401(k) Plan: Mr. Eisenhaure: 2,693; Mr. Norwood: 5,072; Mr. Turmelle: 3,464; all executive officers and directors as a group: 11,229.

(3)
Includes 100,000 shares of Common Stock issuable upon exercise of warrants held by Mechanical Technology Incorporated.

(4)
Includes 747,600 shares of Common Stock held by Mechanical Technology Incorporated and 100,000 shares of Common Stock issuable upon exercise of warrants held by Mechanical Technology Incorporated. Mr. Eisenhaure is a director of Mechanical Technology Incorporated and disclaims beneficial ownership of these shares.

(5)
Includes 747,600 shares of Common Stock held by Mechanical Technology Incorporated and 100,000 shares of Common Stock issuable upon exercise of warrants held by Mechanical Technology Incorporated. Mr. Goldberg was a director of Mechanical Technology Incorporated until December 2002 and disclaims beneficial ownership of these shares.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Acquisition of Ling Electronics and Investment by Mechanical Technology Incorporated

        In October 1999, the Corporation acquired Ling Electronics, Inc. and Ling Electronics, Ltd. from Mechanical Technology Incorporated. In consideration for the acquisition of Ling Electronics and an investment by Mechanical Technology Incorporated in the Corporation, Mechanical Technology Incorporated received a total of 1,800,000 shares of the Common Stock and warrants to purchase an additional 100,000 shares of the Common Stock at an exercise price of $8.80 per share. On October 21, 1999, Mechanical Technology Incorporated funded $2,570,000 of its investment in the Corporation and received 370,800 shares of Common Stock and issued a warrant to the Corporation to purchase 108,000 shares of Mechanical Technology Incorporated's common stock at an exercise price of $12.56 per share. At a second closing of Mechanical Technology Incorporated's investment, on January 31, 2000, the Corporation issued to Mechanical Technology Incorporated 659,200 shares of the Common Stock and a warrant to purchase an additional 64,000 shares of the Common Stock at an exercise price of $8.80 per share in exchange for $4,500,000 in cash and a warrant to purchase 192,000 shares of Mechanical Technology Incorporated's common stock at an exercise price of $12.56 per share. In connection with these transactions, Alan P. Goldberg, then a director of Mechanical Technology Incorporated and President of First Albany Companies Inc., was elected a member of the Board on November 15, 1999. Mr. Goldberg resigned from the board of directors of Mechanical Technology Incorporated in December 2002. The Corporation has also agreed to appoint an additional member to the Board based on recommendations by Mechanical Technology Incorporated, and Mechanical Technology Incorporated agreed to appoint Mr. Eisenhaure to its board of directors. Mr. Eisenhaure currently serves on the board of directors of Mechanical Technology Incorporated.

  Consulting Agreement with Marshall J. Armstrong

        On July 19, 2000, the Corporation entered into a consulting agreement with Marshall J. Armstrong, one of its directors. In consideration for Mr. Armstrong providing consulting, advisory and related services under the consulting agreement, the Corporation has agreed to pay Mr. Armstrong $2,000 per day (which amount will be proportionately less for partial days) for services performed as well as reimbursement of reasonable and necessary expenses incurred by Mr. Armstrong in connection with the consulting agreement. To date, the Corporation has paid Mr. Armstrong $3,000 under the terms of the consulting agreement since entering into the consulting agreement in July 2000.

        The Corporation believes that each of the transactions described above was carried out on terms that were no less favorable to the Corporation than those that would have been obtained from unaffiliated third parties.

        For executive officer compensation and option exercise information, see "Compensation of Executive Officers."

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on January 28, 2003.

SATCON TECHNOLOGY CORPORATION
By:	/s/ DAVID B. EISENHAURE David B. Eisenhaure President, Chief Executive Officer and Chairman of the Board

CERTIFICATIONS

I, David B. Eisenhaure, certify that:

1.
I have reviewed this annual report on Form 10-K/A of SatCon Technology Corporation;

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
Dated: January 28, 2003	/s/ DAVID B. EISENHAURE David B. Eisenhaure President and Chief Executive Officer

I, Ralph M. Norwood, certify that:

1.
I have reviewed this annual report on Form 10-K/A of SatCon Technology Corporation;

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
Dated: January 28, 2003	/s/ RALPH M. NORWOOD Ralph M. Norwood Chief Financial Officer

QuickLinks

PART III
SUMMARY COMPENSATION TABLE
OPTION GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
EQUITY COMPENSATION PLAN INFORMATION
SIGNATURES
CERTIFICATIONS