Form 10-Q
period 2002-12-28
SATCON TECHNOLOGY CORP
filed 2003-02-11
CIK 889423

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 2002

Commission File Number 1-11512

SATCON TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2857552 (IRS Employer Identification No.)
161 First Street Cambridge, Massachusetts (Address of principal executive offices)	02142-1221 (Zip Code)

(617) 661-0540
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value,
17,044,235 shares outstanding as of January 28, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 28, 2002	September 30, 2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$742,882	$2,120,306
Accounts receivable, net of allowance of $1,055,784 at December 28, 2002 and $898,322 at September 30, 2002	5,908,608	7,227,006
Unbilled contract costs and fees	1,013,020	1,607,244
Inventory	10,787,934	10,246,022
Prepaid expenses and other current assets	1,014,107	988,040

Total current assets	19,466,551	22,188,618
Investment in Beacon Power Corporation	1,035,301	800,005
Warrants to purchase common stock	21,825	15,988
Property and equipment, net	8,812,068	9,239,363
Goodwill, net	6,234,653	6,234,653
Intangibles, net	3,562,034	3,729,483
Other long-term assets	132,015	152,015

Total assets	$39,264,447	$42,360,125

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank line of credit	$500,739	$—
Current portion of long-term debt	272,443	266,808
Accounts payable	6,281,227	5,877,805
Accrued payroll and payroll related expenses	1,858,232	1,669,372
Other accrued expenses	1,988,305	1,772,180
Deferred revenue	1,433,445	638,769
Accrued restructuring costs	706,891	992,496

Total current liabilities	13,041,282	11,217,430
Long-term debt, net of current portion	702,945	772,679
Other long-term liabilities	322,513	444,406
Stockholders' equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.01 par value, 50,000,000 shares authorized; 16,904,827 and 16,741,646 shares issued and outstanding at December 28, 2002 and September 30, 2002, respectively	169,048	167,416
Additional paid-in capital	116,037,821	115,800,692
Accumulated deficit	(90,478,085)	(85,220,361)
Accumulated other comprehensive loss	(531,077)	(822,137)

Total stockholders' equity	25,197,707	29,925,610

Total liabilities and stockholders' equity	$39,264,447	$42,360,125

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 28, 2002	December 29, 2001
Revenue:
Product revenue	$5,330,663	$6,123,627
Funded research and development and other revenue	1,590,267	2,216,533

Total revenue	6,920,930	8,340,160

Operating costs and expenses:
Cost of product revenue	6,100,592	5,936,845
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	1,380,318	1,716,563
Unfunded research and development expenses	580,835	1,973,224

Total research and development and other revenue expenses	1,961,153	3,689,787
Selling, general and administrative expenses	3,779,725	3,862,162
Amortization of intangibles	146,733	148,664

Total operating costs and expenses	11,988,203	13,637,458

Operating loss	(5,067,273)	(5,297,298)
Net unrealized gain/(loss) on warrants to purchase common stock	5,837	(249,887)
Interest income	1,700	185,976
Interest expense	(197,988)	(35,525)

Net loss	$(5,257,724)	$(5,396,734)

Net loss per weighted average share, basic and diluted	$(0.31)	$(0.33)

Weighted average number of common shares, basic and diluted	16,877,630	16,539,597

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended December 28, 2002
(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Comprehensive Loss
Balance, September 30, 2002 (Audited)	16,741,646	$167,416	$115,800,692	$(85,220,361)	$(822,137)	$29,925,610
Net loss	—	—	—	(5,257,724)	—	(5,257,724)	$(5,257,724)
Change in unrealized loss on Beacon Power Corporation common stock	—	—	—	—	235,296	235,296	235,296
Issuance of common stock to 401(k) Plan	163,181	1,632	217,029	—	—	218,661	—
Issuance of warrants to purchase common stock	—	—	20,100	—	—	20,100	—
Foreign currency translation adjustment	—	—	—	—	55,764	55,764	55,764

Comprehensive loss							$(4,966,664)

Balance, December 28, 2002	16,904,827	$169,048	$116,037,821	$(90,478,085)	$(531,077)	$25,197,707

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 28, 2002	December 29, 2001
Cash flows from operating activities:
Net loss	$(5,257,724)	$(5,396,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	631,629	527,461
Allowance for doubtful accounts	157,462	150,809
Allowance for excess and obsolete inventory	115,179	323,086
Change in net unrealized (gain)/loss on warrants to purchase common stock	(5,837)	292,138
Change in contingent obligation to common stock warrant holders	—	(42,251)
Non-cash compensation expense	238,761	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,160,936	541,911
Unbilled contract costs and fees	594,224	78,207
Prepaid expenses and other current assets	(26,067)	178,391
Inventory	(657,091)	(2,058,321)
Other long-term assets	20,000	(3,000)
Accounts payable	403,422	(643,046)
Accrued payroll and payroll related expenses, other expenses and restructuring costs	244,442	(608,749)
Other liabilities	672,783	584,167

Total adjustments	3,549,843	(679,197)

Net cash used in operating activities	(1,707,881)	(6,075,931)

Cash flows from investing activities:
Purchases of property and equipment	(161,947)	(1,601,731)

Net cash used in investing activities	(161,947)	(1,601,731)

Cash flows from financing activities:
Net borrowings under bank line of credit	500,739	—
Repayment of long-term debt	(64,099)	(126,881)

Net cash provided by/(used in) financing activities	436,640	(126,881)

Effect of foreign currency exchange rates on cash and cash equivalents	55,764	(31,493)

Net increase in cash and cash equivalents	(1,377,424)	(7,836,036)
Cash and cash equivalents at beginning of period	2,120,306	11,051,465

Cash and cash equivalents at end of period	$742,882	$3,215,429

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-Cash Investing and Financing Activities:
Valuation adjustment for warrants to purchase common stock	$5,837	$(292,138)
Contingent obligation to common stock warrant holders	$—	$(42,251)
Change in unrealized gain(loss) on marketable securities	$—	$(63,599)
Change in unrealized loss on Beacon Power Corporation common stock	$235,296	$(1,882,365)

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A. Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its majority-owned subsidiaries (collectively, the "Company") as of December 28, 2002 and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002. Operating results for the three months ended December 28, 2002 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

        The Company needs an immediate infusion of capital to sustain its operations. The Company is endeavoring to raise capital through a debt and equity financing transaction. However there can be no assurance that it will be able to raise the required capital. The Company is currently in default under its Loan and Security Agreement, dated September 13, 2002 (the "Loan Agreement"), with Silicon Valley Bank (the "Bank") due to its failure to obtain additional capital and to maintain adjusted tangible net worth, as defined. The Company entered into a forbearance agreement with the Bank on December 19, 2002 which was extended until January 25, 2003 at which time it expired. Since that time, the Company's cash collections have been used to reduce the borrowings under the Loan Agreement or have been deposited in a cash collateral account which is under the control of the Bank. As of February 7, 2003, the Company's cash balance was approximately $381,000, most of which was in its cash collateral account or otherwise restricted, and its borrowings under the Loan Agreement were approximately $260,000. Although the Bank has the right to use the Company's cash in the collateral account to offset the borrowings, it has chosen not to exercise that right but, rather, has honored the Company's request to transfer cash from the collateral account in order to fund the Company's operations. This is only a very short-term solution as the Company will need to raise additional funds to continue to operate. These additional funds may take the form of a combination of borrowing capacity, issuing new securities and the sale of non-core assets.

        As more fully discussed below, if the Bank decides not to fund the Company's operations, which it has the right to do, or the Company is unable to raise additional capital in the immediate near term through the debt and equity financing transaction or through alternative sources, it will be forced to furlough or permanently lay off a significant portion of its work force which will have a material adverse impact on the Company's financial position and results of operations. Under these circumstances, the Company may not be able to continue its operations. Further, without additional cash resources, the Company may not be able to keep all or significant portions of its operations going for a sufficient period of time to enable it to sell all or portions of its assets or operations at their market values.

        The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each of the past five years and for the three months ended December 28, 2002. As of December 28, 2002, it had accumulated deficit of $90.5 million. During the three months ended December 28, 2002, the Company incurred a loss of $5.3 million and a reduction in its cash, net of borrowings, from $2.1 million to $0.2 million. The Company is in the process of restructuring its cost base to enable it to achieve breakeven on a cash basis with lower quarterly revenues.

        As of December 1, 2002, the Company did not obtain at least $4 million of capital financing as specified in the Loan Agreement and, as a result, was in default. On December 19, 2002, the Company entered into a Forbearance Agreement under which the Loan Agreement was extended until January 15, 2003, subject to certain terms and conditions, as defined. In consideration for this Forbearance Agreement, the Company issued to Silicon Valley Bank a warrant exercisable for 15,763 shares of its common stock, at an exercise price of $1.59 per share and $50,000. The warrant expires on December 18, 2007. The Forbearance Agreement was extended on January 17, 2003 to January 25, 2003. The Company, as of January 25, 2003, returned to default status as it had not raised the $4 million of capital financing by that time and is required to pay the Bank $10,000 per week so long as the Company is in default and any amounts remain outstanding on the Loan Agreement.

        In view of the matters described in the preceding paragraph, there is substantial doubt about the Company's ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, on a continuing basis, including raising permanent capital, to maintain present financing, and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

        Management of the Company intends to take the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue its existence:

  •
  Close a capital transaction which will bring $3 to $5 million of proceeds into the Company immediately;
  •
  Work with the Bank to amend its existing Loan Agreement during its second quarter of fiscal year 2003;
  •
  Implement a restructuring plan to enable it to achieve breakeven on a cash basis with lower quarterly revenues; and
  •
  Hire an outside financial advisor in February 2003 to assist in monetizing non-core assets as soon as practicable to provide additional liquidity.

        However, there can be no assurance that the Company will be successful in consummating the capital transaction on schedule and for the amount planned, amending its Loan Agreement with the Bank on schedule with acceptable terms or selling non-core assets on acceptable terms or at all. If these transactions are not completed with terms and on the timetable envisioned, the Company will likely be forced to furlough or permanently lay off a significant portion of its workforce which will have a material adverse effect on its financial position and results of operations. The Company expects that any financing for common stock or securities convertible into common stock which, in the aggregate, exceed 19.99% of the outstanding shares of common stock at the time of the transaction will require the Company to promptly obtain the approval of its stockholders. If such approval is not obtained, the Company may be required to repurchase up to all of the securities issued in the financing in excess of 19.99% of the outstanding shares of commosn stock at the time of the transaction for an amount equal to at least the price of issuance of such securities. Further, without additional cash resources, the Company, may not be able to keep all or significant portions of its operations going for a sufficient period of time to enable it to sell all or a portion of its assets or operations at their market values.

Note C. Significant Accounting Policies

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

        The Company performs funded research and development and product development for commercial companies and government agencies under cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, the Company receives periodic progress payments or payment upon reaching interim milestones and retains the rights to the intellectual property developed in government contracts. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of December 28, 2002 and September 30, 2002, the Company has accrued $86,472 and $150,000, respectively, for anticipated contract losses on commercial contracts.

        Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in funded research and development and other revenue expenses.

        Deferred revenue consists of payments received from customers in advance of services performed, product shipped or installation completed.

        Unbilled contract costs and fees represent revenue recognized in excess of amounts billed due to contractual provisions or deferred costs that have not yet been recognized as revenue or billed to the customer.

Investment in Beacon Power Corporation

        On September 28, 2001, the Company distributed 5,000,000 shares of Beacon Power common stock to its stockholders. Upon the distribution of the 5,000,000 shares, the Company recorded the distribution of the 5,000,000 shares as a reduction of additional paid-in-capital based on the book value per share prior to the distribution, or $0.59 per share. After the distribution, the Company owned approximately 11.0% of Beacon Power's outstanding voting stock. Additionally, the Company has determined that it does not have the ability to exercise significant influence over the operating and financial policies of Beacon Power and, therefore, accounts for its investment in Beacon Power using the fair value method as set forth in Statement of Financial Accounting Standards (SFAS) No. 115,

Accounting for Certain Debt and Equity Securities. The investment is carried at fair value and designated as available for sale and any unrealized holding gains or losses are to be included in stockholders' equity as a component of accumulated other comprehensive income/(loss). As of September 30, 2002, the fair market value of Beacon Power's common stock was $0.17 per share. The Company's cost basis in its investment in Beacon Power's common stock was $0.59 per share. As of September 30, 2002, the Company believes the decline in market value represents an other than temporary decline because, among other things, the market value has been less than cost since March 2002 and there is some uncertainty of the financial condition and near-term prospects of Beacon Power and, accordingly, the Company recorded an other than temporary write-down of its investment in Beacon Power Corporation of $1,400,000.

        As of December 28, 2002, the shares of Beacon Power common stock held by the Company had a fair value of $1,035,301 and the Company recorded an unrealized gain of $235,296 in stockholders' equity as a component of accumulated other comprehensive income/(loss) for the three months ended December 28, 2002. As of December 28, 2002, the fair market value of Beacon Power's common stock was $0.22 per share. The Company's cost basis in its investment in Beacon Power's common stock was approximately $0.30 per share. As of December 28, 2002, the Company believes the difference in the current fair market value and the cost basis of its investment represents a temporary decline and no loss has been recognized in the statement of operations for the three months ended December 28, 2002.

        Additionally, as of December 28, 2002 and September 30, 2002, the Company has a warrant to purchase 173,704 shares of Beacon Power's common stock that has an exercise price of $1.25 per share and expires in 2005. The Company accounts for this warrant in accordance with SFAS No. 133 and, therefore, records the warrant at its fair value. As of December 28, 2002 and September 30, 2002, the warrant to purchase Beacon Power common stock had a fair value of $16,582 and $14,365, respectively, and is included in warrants to purchase common stock on the accompanying balance sheet. During the three months ended December 28, 2002, the Company recorded an unrealized gain of $2,217 and is included in unrealized gain on warrants to purchase common stock in the accompanying statement of operations.

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

        As of December 28, 2002 and September 30, 2002, the Company has warrants to purchase 300,000 shares of Mechanical Technology Incorporated's common stock that have an exercise price of $12.56 per share and expire in fiscal year 2004. The Company accounts for these warrant in accordance with SFAS No. 133 and, therefore, records the warrants at their fair value. As of December 28, 2002 and September 30, 2002, the warrants to purchase Mechanical Technology Incorporated common stock had a fair value of $5,243 and $1,623, respectively, and are included in warrants to purchase common stock on the accompanying balance sheet. During the three months ended December 28, 2002, the Company recorded an unrealized gain of $3,620 and is included in unrealized gain on warrants to purchase common stock in the accompanying statement of operations.

Goodwill and Intangible Assets

        Effective October 1, 2001, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement affects the Company's treatment of goodwill and other intangible assets. The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease.

        The Company completed the first step of the transitional goodwill impairment test during the three months ended March 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2002, as required by SFAS No. 142. The Company utilized a third party independent valuation to determine the fair value of each of the reporting units based on a discounted cash flow income approach. The income approach indicates the fair value of a business enterprise based on the discounted value of the cash flows that the business can be expected to generate in the future. This analysis is based upon projections prepared by the Company and data from sources of publicly available information available at the time of preparation. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of October 1, 2001. As a result, the second step of the transitional goodwill impairment test was not required to be completed. The Company performed its annual goodwill impairment test as of the beginning of its fiscal fourth quarter 2002, as required by SFAS No. 142. The Company again utilized a third party independent valuation to determine the fair value of each of the reporting units based on a discounted cash flow income approach. Based on the results of the first step of the annual goodwill impairment test, the Company has determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of the beginning of its fiscal fourth quarter 2002. As a result, the second step of the annual goodwill impairment test was not required to be completed. The Company will continue to perform a goodwill impairment test on an annual basis and on an interim basis, if certain conditions exist.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Statement ("SFAS") No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company's financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position or results of operations.

        In April, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's financial position or results of operations.

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

        In October 2002, FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets, including those acquired in transactions between two or more mutual enterprises. The provisions of the statement will be effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

        In November 2002, FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 3 ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees), (b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement (performance guarantees), (c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and (d) indirect guarantees of the indebtedness of others. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for our annual financial statements the year ended September 30, 2003. The Company is currently reviewing this statement to determine its effect on its consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, an amendment to FASB Statement No. 123. This Statement amends FASB Statement No.123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial reporting. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company is currently reviewing this statement to determine its effect on its consolidated financial statements.

        In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of FIN 46 on its financial statements and related disclosures but does not expect that there will be any material impact.

Note D. Loss per Share

        The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:

	Three Months Ended
	December 28, 2002	December 29, 2001
Net loss	$(5,257,724)	$(5,396,734)

Basic and diluted:
Common shares outstanding, beginning of period	16,741,646	16,539,597
Weighted average common shares issued during the period	135,984	—

Weighted average shares outstanding—basic and diluted	16,877,630	16,539,597

Net loss per weighted average share, basic and diluted	$(0.31)	$(0.33)

        As of December 28, 2002 and December 29, 2001, 4,164,623 and 3,421,173 shares of common stock issuable upon the exercise of options and warrants, respectively, were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive.

        On December 19, 2002, the Company issued to Silicon Valley Bank, in connection with the forbearance agreement with Silicon Valley Bank, a warrant exercisable for 15,763 shares of its common stock, at an exercise price of $1.59 per share.

Note E. Inventory

        Inventory consists of the following:

	December 28, 2002	September 30, 2002
Raw material	$5,994,067	$6,251,301
Work-in-process	3,769,814	3,216,982
Finished goods	1,024,053	777,739

	$10,787,934	$10,246,022

Note F. Segment Disclosures

        The Company's organizational structure is based on strategic business units that perform services and offer various products to the principal markets in which the Company's products are sold. These business units equate to three reportable segments: Applied Technology, Power Systems and Electronics.

        SatCon Applied Technology, Inc. performs research and development services in collaboration with third parties. SatCon Power Systems, Inc. specializes in the engineering and manufacturing of power systems. SatCon Electronics, Inc. designs and manufactures electronic products. The Company's principal operations and markets are located in the United States.

        The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations, including amortization of intangibles. Common costs not directly attributable to a particular segment are included in the Applied Technology segment. These costs include corporate costs such as executive officer compensation, facility costs, legal, audit and tax and other professional fees and totaled $1,137,556 and $1,045,984 for the three months ended December 28, 2002 and December 29, 2001, respectively.

        The following is a summary of the Company's operations by operating segment:

	Three Months Ended
	December 28, 2002	December 29, 2001
Applied Technology:
Funded research and development and other revenue	$1,590,267	$2,216,533

Loss from operations, including amortization of intangibles of $88,884 for the three months ended December 28, 2002 and December 29, 2001	$(1,528,790)	$(1,535,296)

Power Systems:
Product revenue	$3,108,222	$3,694,457

Loss from operations, including amortization of intangibles of $26,599 and $28,530 for the three months ended December 28, 2002 and December 29, 2001, respectively	$(3,092,263)	$(3,312,768)

Electronics:
Product revenue	$2,222,441	$2,429,170

Loss from operations, including amortization of intangibles of $31,250 for the three months ended December 28, 2002 and December 29, 2001	$(446,220)	$(449,234)

Consolidated:
Product revenue	$5,330,663	$6,123,627
Funded research and development and other revenue	1,590,267	2,216,533

Total revenue	$6,920,930	$8,340,160

Loss from operations	$(5,067,273)	$(5,297,298)
Net unrealized gain/(loss) on warrants to purchase common stock	5,837	(249,887)
Interest income	1,700	185,976
Interest expense	(197,988)	(35,525)

Net loss	$(5,257,724)	$(5,396,734)

        Common assets not directly attributable to a particular segment are included in the Applied Technology segment. These assets include cash and cash equivalents, prepaid and other corporate assets. The following is a summary of the Company's operations by operating segment:

	December 28, 2002	September 30, 2002
Applied Technology:
Segment assets	$7,863,070	$9,876,954
Power Systems:
Segment assets	22,041,970	22,504,958
Electronics:
Segment assets	8,302,281	9,162,220

Consolidated:
Segment assets	38,207,321	41,544,132
Investment in Beacon Power Corporation	1,035,301	800,005
Warrants to purchase common stock	21,825	15,988

Total assets	$39,264,447	$42,360,125

        The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended
	December 28, 2002	December 29, 2001
Revenue by geographic region:
United States	$5,855,331	$7,338,719
Rest of world	1,065,599	1,001,441

Total revenue	$6,920,930	$8,340,160

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from the forward-looking statements that we make. The factors include, without limitation, those set forth in Exhibit 99.1 to this Quarterly Report on Form 10-Q, which are expressly incorporated by reference herein. We do not intend to update information contained in any forward-looking statement we make.

Recent Developments

        We need an immediate infusion of capital to sustain our operations. We are endeavoring to raise capital through a debt and equity financing transaction. However there can be no assurance that we will be able to raise the required capital. We are currently in default under our Loan and Security Agreement, dated September 13, 2002 (the "Loan Agreement"), with Silicon Valley Bank (the "Bank") due to our failure to obtain additional capital and to maintain adjusted tangible net worth, as defined. We entered into a forbearance agreement with the Bank on December 19, 2002 which was extended until January 25, 2003 at which time it expired. Since that time, our cash collections have been used to reduce our borrowings under the Loan Agreement or have been deposited in a cash collateral account which is under the control of the Bank. As of February 7, 2003, our cash balance was approximately $381,000, most of which was in our cash collateral account or otherwise restricted, and our borrowings under the Loan Agreement were approximately $260,000. Although the Bank has the right to use our cash in the collateral account to offset the borrowings, it has chosen not to exercise that right but, rather, has honored our request to transfer cash from the collateral account in order to fund our operations.

        On December 13, 2002, we executed a term sheet to raise between $5 and $7 million of equity capital. The term sheet contemplated that $3 to $5 million of the equity investment would be funded during the week of January 6, 2003 and the remaining $2 million would be funded promptly after the registration statement which we would be required to file with the Securities and Exchange Commission was declared effective registering all of the underlying equity securities in this financing. In January 2003, the capital markets weakened and our stock price declined significantly. As a result, the contemplated financing transaction could not be consummated.

        If the Bank decides not to fund our operations, which it has the right to do, or we are unable to raise additional capital in the immediate near term through the debt and equity financing transaction or through alternative sources, we will be forced to furlough or permanently lay off a significant portion of our work force which will have a material adverse effect on us including our financial position and our results from operations. Under these circumstances, we may not be able to continue our operations. Further, without additional cash resources, we may not be able to keep all or a significant portion of our operations going for a sufficient period of time to enable us to sell all or portions of our assets or operations at their market values. Even if we are able to consummate a financing transaction in the immediate near term and retain a credit facility with the Bank, we may still require additional cash resources in the future to fund unanticipated operating losses, to grow, to develop new or enhance existing products and services and to respond to competitive pressures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" below.

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

Revenue Recognition

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

        We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of December 28, 2002 and September 30, 2002, we have accrued $0.1 million and $0.2 million, respectively, for anticipated contract losses on commercial contracts.

        Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements and other revenue are included in funded research and development and other revenue expenses.

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

Investment in Beacon Power Corporation

        On September 28, 2001, we distributed 5,000,000 shares of Beacon Power common stock to our stockholders. Upon the distribution of the 5,000,000 shares, we recorded the distribution of the 5,000,000 shares as a reduction of additional paid-in capital based on the book value per share prior to the distribution, or $0.59 per share. After the distribution, we owned 4,705,910 shares, or approximately 11.0%, of Beacon Power's outstanding voting stock. Additionally, we have determined that we do not have the ability to exercise significant influence over the operating and financial policies of Beacon Power and, therefore, account for our investment in Beacon Power using the fair value method as set forth in Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Debt and Equity Securities. The investment is carried at fair value and designated as available for sale and any unrealized holding gains or losses are to be included in stockholders' equity as a component of accumulated other comprehensive income/(loss). As of September 30, 2002, the fair market value the Beacon Power's common stock was $0.17 per share. Our cost basis in our investment in Beacon Power's common stock was $0.59 per share. As of September 30, 2002, we believe the decline in market value represents an other than temporary decline because, among other things, the market value has been less than cost since March 2002 and there is some uncertainty of the financial condition and near-term prospects of Beacon Power and, accordingly, we recorded an other than temporary write-down of our investment in Beacon Power Corporation of $1,400,000.

        As of December 28, 2002, the shares of Beacon Power common stock held by us had a fair value of $1.0 million and we recorded an unrealized gain of $0.2 million in stockholders' equity as a component of accumulated other comprehensive income/(loss) for the three months ended December 28, 2002. As of December 28, 2002, the fair market value of Beacon Power's common stock was $0.22 per share. Our cost basis in our investment in Beacon Power's common stock is approximately $0.30 per share. As of December 28, 2002, we believe the difference in the current fair market value and the cost basis of our investment represents a temporary decline and no loss has been recognized in the statement of operations for the three months ended December 28, 2002.

        Additionally, we have a warrant to purchase 173,704 shares of Beacon Power's common stock that has an exercise price of $1.25 per share and expires in 2005. We account for this warrant in accordance with SFAS No. 133 and, therefore, record the warrant at its fair value and record any changes in value in our statement of operations. As of December 28, 2002, the warrant to purchase Beacon Power common stock had a fair value of $16,582 and is included in warrants to purchase common stock on the accompanying balance sheet.

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

        Effective October 1, 2001, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement affects our treatment of goodwill and other intangible assets. The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated and on an interim basis, if certain conditions exist, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease.

        We determined the fair value of each of the reporting units based on a discounted cash flow income approach. The income approach indicates the fair value of a business enterprise based on the discounted value of the cash flows that the business can be expected to generate in the future. This analysis is based upon projections prepared by us and data from sources of publicly available information available at the time of preparation. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material.

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

Results of Operations

  Three Months Ended December 28, 2002 Compared to December 29, 2001

        Product Revenue.    Product revenue decreased by $0.8 million, or 13%, from $6.1 million in fiscal year 2002 to $5.3 million in fiscal year 2003. The decrease was attributable to $0.6 million of decreased revenue from Power Systems and $0.2 million of decreased revenue from Electronics.

        The decline of $0.6 million in Power Systems was due to lower sales in our Test & Measurement, Magnetics and Motors and Service and Parts product lines. These adverse variances were offset in part by an increase in revenue from our Power Conversion product line.

        The decrease in Electronics revenue was due in part to the continued weakness of the telecom and semiconductor industries.

        Funded research and development and other revenue.    Funded research and development and other revenue decreased by $0.6 million, or 28%, from $2.2 million in fiscal year 2002 to $1.6 million in fiscal year 2003. This decrease was primarily attributable to the reduction in revenue of $0.2 million from a program to develop low-cost power conversion modules for electric and hybrid-electric vehicles and $0.2 million from the U.S. Navy's electric missile air launch system program. The reduction in revenue was the result of the programs being completed.

        Cost of product revenue.    Cost of product revenue increased by $0.2 million, or 3%, from $5.9 million in fiscal year 2002 to $6.1 million in fiscal year 2003. The increase was primarily attributable to an increase in costs associated with the scale up of manufacturing capacity, offset in part by lower material costs. Gross margin declined from 3% to –14% as a result of excess capacity, which reflects the relative high percentage of fixed costs in the factories. This excess capacity is generally expensed as incurred.

        Funded research and development and other revenue expenses.    Funded research and development and other revenue expenses decreased by $0.3 million, or 20%, from $1.7 million in fiscal year 2002 to $1.4 million in fiscal year 2003. The decrease was primarily attributable to the reduction in funded research and development revenue.

        Unfunded research and development expenses.    Unfunded research and development expenses decreased by $1.4 million, or 71%, from $2.0 million in fiscal year 2002 to $0.6 million in fiscal year 2003. During fiscal year 2002, we were involved in developing the UPS product line in Power Systems, the radio frequency technology in Electronics and the biosensor research activity in Applied Technology. The UPS product line is largely developed, the radio frequency activity has been greatly reduced and the biosensor activity has been terminated, resulting in a significant reduction in expenses in fiscal year 2003.

        Selling, general and administrative expenses    Selling, general and administrative expenses decreased by $0.1 million, or 2%, from $3.9 million in fiscal year 2002 to $3.8 million in fiscal year 2003. During fiscal year 2003, we incurred severance costs of $0.1 million for personnel terminated during the first fiscal quarter and $0.1 million for an increase in the allowance for uncollectible accounts. These costs, however, were offset by savings, the majority of which were associated with the restructuring activities completed during the last half of fiscal year 2002.

        Amortization of intangibles.    Amortization of intangibles remained flat at $0.1 million.

        Net unrealized gain/(loss) on warrants to purchase common stock.    There was no significant net unrealized gain/(loss) on warrants to purchase common stock in fiscal year 2003 compared with a net unrealized loss of $0.2 million in fiscal year 2002. We account for our warrants to purchase Mechanical Technology Incorporated's common stock and to purchase Beacon Power Corporation's common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we have recorded these warrants at their fair value at December 28, 2002.

        Interest income/ (expense), net.    Interest expense, net was $0.2 million for fiscal year 2003 compared with interest income, net of $0.2 million for fiscal year 2002, a decrease of $0.3 million. The decrease is the result of decreased cash and cash equivalents and an increase in borrowings from Silicon Valley Bank. In addition, interest expense includes the amortization of the fair value, as determined using the Black-Scholes option pricing model, of the warrants we issued in connection with our existing line of credit of $0.1 million and $0.1 million of costs associated with the forbearance agreement entered into on December 19, 2002.

Liquidity and Capital Resources

        We need an immediate infusion of capital to sustain our operations. We are endeavoring to raise capital through a debt and equity financing transaction. However there can be no assurance that we will be able to raise the required capital. We are currently in default under our Loan and Security Agreement, dated September 13, 2002 (the "Loan Agreement"), with Silicon Valley Bank (the "Bank") due to our failure to obtain additional capital and to maintain adjusted tangible net worth, as defined. We entered into a forbearance agreement with the Bank on December 19, 2002 which was extended until January 25, 2003 at which time it expired. As more fully discussed below, if the Bank decides to not fund our operations, which it has the right to do, or we are unable to raise additional capital in the immediate near term, we will be forced to furlough or permanently lay off a significant portion of our work force which will have a material adverse impact on us including our financial position and our results from operations. Under these circumstances, we may not be able to continue our operations. Further, without additional cash resources, we may not be able to keep all or significant portions of our operations going for a sufficient period of time to enable us to sell all or portions of our assets or operations at their market values.

        We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years and for the three months ended December 28, 2002. As of December 28, 2002, we had an accumulated deficit of $90.5 million. During the three months ended December 28, 2002, we incurred a loss of $5.3 million and a reduction in our cash, net of borrowings, from $2.1 million to $0.2 million.

        We are currently in the process of restructuring our cost base to enable us to achieve breakeven on a cash basis with quarterly revenues of approximately $12 million. Our current cost base will require quarterly revenues of approximately $15 million to enable us to breakeven on a cash basis. Our highest quarterly revenue for fiscal year 2002 was $11.7 million in the third quarter of fiscal year 2002. And since we had only $0.2 million in cash, net of bank borrowings, as of December 28, 2002, we will need to raise at least $9 to $10 million of new capital which we hope to obtain from a combination of borrowing capacity, issuing new securities and the sale of non-core assets in order to fund our current business plan through September 30, 2003. We may also need additional future funds in order to fund unanticipated operating losses, to grow, to develop new or enhance existing products and services and to respond to competitive pressures.

        At September 30, 2002, we had a line of credit with Silicon Valley Bank which enabled us to borrow up to $5 million based on eligible receivables, and none of the credit line had been used as of that date. The credit line included various financial covenants which needed to be satisfied in order for us to retain our right to borrow. One of these covenants required us to raise $4 million of new equity or subordinated debt by December 1, 2002. We did not raise these funds as of December 1, 2002 and, as a result, were in default under the credit line and from December 1, 2002 through December 18, 2002, were not permitted to borrow against the credit line.

        On December 19, 2002, we entered into a Forbearance Agreement with Silicon Valley Bank pursuant to which Silicon Valley Bank agreed that, unless other defaults occurred under our credit facility, Silicon Valley Bank would not exercise its rights as creditor under our loan agreement with them until January 25, 2003, as amended. We are currently in default under our Loan Agreement due to our failure to obtain additional capital and to maintain adjusted tangible net worth, as defined. We entered into a forbearance agreement with the Bank on December 19, 2002 which was extended until January 25, 2003 at which time it expired. Since that time, our cash collections have been used to reduce our borrowings under the Loan Agreement or have been deposited in a cash collateral account which is under the control of the Bank. As of February 7, 2003, our cash balance was approximately $381,000, most of which was in our cash collateral account or otherwise restricted, and our borrowings under the Loan Agreement were approximately $260,000. Although the Bank has the right to use our cash to offset the borrowings, it has chosen not to exercise that right but, rather, has honored our request to transfer cash from the collateral account in order to fund our operations. This is only a very short-term solution as we will need to raise additional funds to continue to operate. These additional funds may take the form of proceeds from issuing securities, a new bank loan, the sale of non-core assets, or some combination thereof.

        We intend to work with the Bank in an effort to amend the existing credit facility during the second quarter of fiscal year 2003. The existing credit facility is scheduled to expire in September, 2003. However, there can be no assurance that we will be successful in achieving an amended credit facility by this time. If we are unable to raise funds from the issuance of securities, we may not be able to amend our existing credit facility with the Bank or to borrow under our existing credit facility.

        On December 13, 2002, we executed a term sheet with an institutional investor to raise between $5 and $7 million of equity capital. The term sheet contemplated that $3 to $5 million of the equity investment would be funded during the week of January 6, 2003 and the remaining $2 million would be funded promptly after the registration statement which we are required to file with the Securities and Exchange Commission is declared effective registering all of the underlying equity securities in this financing. In January 2003, the capital markets became weakened and our stock price declined significantly. As a result, the contemplated financing transaction could not be consummated. We are pursuing additional capital but there can be no assurance that we will be able to obtain additional capital on acceptable terms or at all. We expect that any financing for common stock or securities convertible into common stock which, in the aggregate, exceed 19.99% of the outstanding shares of common stock at the time of the transaction will require us to promptly obtain the approval of our stockholders. If such approval is not obtained, we may be required to repurchase up to all of the securities issued in the financing in excess of the 19.99% of the outstanding shares of common stock at the time of the transaction for an amount equal to at least the price of issuance of such securities.

        If we are successful in obtaining additional capital, we intend to soon thereafter amend our Loan Agreement with the Bank and sell non-core assets to fund the capital deficiency in our current business plan.

        We believe that a total of at least $9 to $10 million obtained from a combination of borrowing capacity, issuing new securities and the sale of non-core assets will be sufficient to fund operations through September 30, 2003. The sale of non-core assets may require the approval of our existing stockholders, any new investors and the Bank.

        If the Bank decides to not to fund our operations, which it has the right to do, or we are unable to raise additional capital in the immediate near term through the debt and equity financing transaction or through alternative sources, we will be forced to furlough or permanently lay off a significant portion of our work force. This will have a material adverse effect on us including our financial position and results from operations. Under these circumstances, we may not be able to continue our operations. Further, without additional cash resources, we may not be able to keep all or a significant portion of our operations going for a sufficient period of time to enable us to sell all or portions of our assets or operations at their market values. Even if we are able to consummate a financing transaction in the immediate near term and retain a credit facility with the Bank, we may still require additional cash from the sale of non-core assets to fund our current business plan. We may also need additional cash resources in the future to fund unanticipated operating losses, to grow, to develop new or enhance existing products and services to respond to competitive pressures.

        Our financial statements for our fiscal year ended September 30, 2002, which are included in our Annual Report on Form 10-K, contain an audit report from Grant Thornton LLP. The audit report contains a going concern qualification which raises substantial doubt with respect to our ability to continue as a going concern. The receipt of a going concern qualification may adversely affect our ability to manage our accounts payable and cause some of our suppliers to deal with us on a cash-on-delivery basis only. If this were to occur, this would adversely affect our operations by increasing our immediate need for additional capital.

        If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience additional dilution. The terms of additional funding may also limit our operating and financial flexibility. There can be no assurance that additional financing of any kind will be available to us on terms acceptable to us, or at all. Failure to obtain future funding when needed or on acceptable terms would materially, adversely affect our financial position and results of operations.

        Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities, public security offerings, capital equipment leases and borrowings on our line of credit, which we are currently in default.

        As of December 28, 2002, our cash and cash equivalents were $0.7 million, a decrease of $1.4 million from September 30, 2002. Cash used in operating activities for the three months ended December 28, 2002 was $1.7 million as compared to $6.1 million for the three months ended December 29, 2001. Cash used in operating activities during the three months ended December 28, 2002 was primarily attributable to the net loss offset by non-cash items such as depreciation and amortization, increases in allowances for doubtful accounts and excess and obsolete inventory, non-cash compensation expense, unrealized loss from warrants to purchase common stock and decreases in working capital.

        Cash used in investing activities during the three months ended December 28, 2002 was $0.2 million as compared to $1.6 million for the three months ended December 29, 2001. Net cash used in investing activities during the three months ended December 28, 2002 included capital expenditures.

        Cash provided by financing activities for the three months ended December 28, 2002 was $0.4 million as compared to cash used by financing activities of $0.1 million for the three months ended December 29, 2001. Net cash provided by financing activities during the three months ended December 29, 2001 includes $0.5 million of net borrowing under the bank line of credit offset by $0.1 million of repayment of long-term debt.

        We lease equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments, as of December 28, 2002, under the capital and operating leases with non-cancelable terms are as follows:

Year Ended September 30,	Capital Leases	Operating Leases
2003	$275,050	$1,619,099
2004	341,786	739,570
2005	236,456	501,108
2006	316,762	262,367
2007	—	264,000
Thereafter	—	904,000

Total (Operating lease commitments not reduced by minimum sublease rentals of $64,500)	$1,170,054	$4,290,144

Effects of Inflation

        We believe that inflation and changing prices over the past three years have not had a significant impact on our net revenue or on our income from continuing operations.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Statement ("SFAS") No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on our financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have a material effect on our financial position or results of operations.

        In April, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

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

        In October 2002, FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets, including those acquired in transactions between two or more mutual enterprises. The provisions of the statement will be effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

        In November 2002, FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 3("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees), (b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement (performance guarantees), (c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and (d) indirect guarantees of the indebtedness of others. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for our annual financial statements the year ended September 30, 2003. We are currently evaluating the impact of FIN 45 on our financial statements and related disclosures but do not expect that there will be any material impact.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, an amendment to FASB Statement No. 123. This Statement amends FASB Statement No.123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial reporting. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. We are currently reviewing this statement to determine its effect on its consolidated financial statements.

        In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We are currently evaluating the impact of FIN 46 on our financial statements and related disclosures but do not expect that there will be any material impact.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

interest rates, particularly since our investments are in short-term instruments. Based on the nature and current levels of our investments and debt, however, we have concluded that there is no material market risk exposure.

Item 4. Controls and Procedures

        (a)    Evaluation of disclosure controls and procedures.    Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

        (b)    Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

        From time to time, we are a party to routine litigation and proceedings in the ordinary course of business. We are not aware of any current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition.

Item 2. Changes in Securities and Use of Proceeds:

        On December 19, 2002, we issued to Silicon Valley Bank, in connection with entering into a forbearance agreement with Silicon Valley Bank, a warrant exercisable for 15,763 shares of our common stock, at an exercise price of $1.59 per share. The warrant expires on December 18, 2007. This warrant was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities:

        We are currently in default under our Loan and Security Agreement, dated September 13, 2002, with Silicon Valley Bank, and our Forbearance Agreement expired on January 25, 2003. A discussion of this default is contained in Part I, Item 2 of this Form 10-Q under the caption "Liquidity and Capital Resources" and is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders:

        Not applicable.

Item 5. Other Information:

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits

    The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

        (b) Reports on Form 8-K

    On December 20, 2002, we filed a Current Report on Form 8-K, dated December 19, 2002, to report under Item 5 that we and Silicon Valley Bank entered into a forbearance agreement.

    On December 30, 2002, we filed a Current Report on Form 8-K, dated December 30, 2002, to report under Item 5 that we had executed a term sheet with an institutional investor to raise between $5 and $7 million of equity capital through the issuance of shares of convertible preferred stock and warrants.

    On January 21, 2003, we filed a Current Report on Form 8-K, dated January 17, 2003, to report under Item 5 that we and Silicon Valley Bank amended our forbearance agreement, dated December 19, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SATCON TECHNOLOGY CORPORATION
Date: February 11, 2003	By:	/s/ RALPH M. NORWOOD Ralph M. Norwood Vice President and Chief Financial Officer

CERTIFICATIONS

I, David B. Eisenhaure, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of SatCon Technology Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003	By:	/s/ DAVID B. EISENHAURE David B. Eisenhaure President and Chief Executive Officer

I, Ralph M. Norwood, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of SatCon Technology Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003	By:	/s/ RALPH M. NORWOOD Ralph M. Norwood Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
99.1	Risk Factors
99.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS
EXHIBIT INDEX