Form 10-Q
period 2003-03-29
SATCON TECHNOLOGY CORP
filed 2003-05-13
CIK 889423

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2003

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

Common Stock, $0.01 Par Value,
18,930,061 shares outstanding as of April 28, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 29, 2003	September 30, 2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$302,210	$2,120,306
Accounts receivable, net of allowance of $1,174,362 at March 29, 2003 and $898,322 at September 30, 2002	4,314,451	7,227,006
Unbilled contract costs and fees	893,785	1,607,244
Inventory	11,105,398	10,246,022
Prepaid expenses and other current assets	1,299,484	988,040

Total current assets	17,915,328	22,188,618
Investment in Beacon Power Corporation (Note C)	847,064	800,005
Warrants to purchase common stock (Note C)	12,579	15,988
Property and equipment, net	8,420,849	9,239,363
Goodwill, net (Note C)	704,362	6,234,653
Intangibles, net (Note C)	3,183,997	3,729,483
Other long-term assets	141,029	152,015

Total assets	$31,225,208	$42,360,125

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank line of credit	$107,767	$—
Current portion of long-term debt	248,674	266,808
Accounts payable	6,510,019	5,877,805
Accrued payroll and payroll related expenses	1,697,778	1,669,372
Other accrued expenses	2,002,643	1,772,180
Deferred revenue	2,395,756	638,769
Accrued restructuring costs	609,864	992,496
Liability related to Series A Preferred stock (Note D)	3,176,000	—

Total current liabilities	16,748,501	11,217,430
Long-term debt, net of current portion	660,911	772,679
Other long-term liabilities	280,284	444,406
Stockholders' equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized; 253.8 and no shares issued and outstanding at March 29, 2003 and September 30, 2002, respectively (Note D)	—	—
Common stock; $0.01 par value, 50,000,000 shares authorized; 18,664,952 and 16,741,646 shares issued and outstanding at March 29, 2003 and September 30, 2002, respectively	170,442	167,416
Additional paid-in capital	116,231,134	115,800,692
Accumulated deficit	(102,726,218)	(85,220,361)
Accumulated other comprehensive loss	(139,846)	(822,137)

Total stockholders' equity	13,535,512	29,925,610

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$31,225,208	$42,360,125

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Revenue:
Product revenue	$4,250,142	$7,466,142	$9,580,805	$13,589,769
Funded research and development and other revenue	1,296,162	2,833,925	2,886,429	5,050,458

Total revenue	5,546,304	10,300,067	12,467,234	18,640,227

Operating costs and expenses:
Cost of product revenue	5,577,724	7,820,222	11,678,316	13,757,067
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	1,206,948	1,608,760	2,587,266	3,325,323
Unfunded research and development expenses	532,875	1,671,032	1,113,710	3,644,256

Total research and development and other revenue expenses	1,739,823	3,279,792	3,700,976	6,969,579
Selling, general and administrative expenses	3,913,950	4,016,308	7,693,675	7,878,470
Amortization of intangibles	147,328	148,560	294,061	297,224
Write-off of impaired goodwill and intangible assets (Note C)	5,751,082	—	5,751,082	—

Total operating costs and expenses	17,129,907	15,264,882	29,118,110	28,902,340

Operating loss	(11,583,603)	(4,964,815)	(16,650,876)	(10,262,113)
Net realized gain on sale of marketable securities	—	16,956	—	16,956
Net unrealized loss on warrants to purchase common stock	(9,246)	(93,719)	(3,409)	(343,606)
Write-down of investment in Beacon Power Corporation (Note C)	(541,885)	—	(541,885)	—
Other income/(expense)	55,700	—	55,700	—
Interest income	841	77,904	2,541	263,880
Interest expense	(169,940)	(32,603)	(367,928)	(68,128)

Net loss	$(12,248,133)	$(4,996,277)	$(17,505,857)	$(10,393,011)

Net loss per weighted average share, basic and diluted	$(0.69)	$(0.30)	$(1.01)	$(0.63)

Weighted average number of common shares, basic and diluted	17,831,359	16,539,597	17,354,495	16,539,597

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the six months ended March 30, 2002

(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Net Unrealized Gain on Marketable Securities	Unrealized Gain/(Loss) on Beacon Power Corporation	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity	Comprehensive Loss
Balance, September 30, 2001 (Audited)	16,539,597	$165,396	$114,593,612	$(64,459,763)	$26,367	$4,364,035	$(178,577)	$4,211,825	$54,511,070
Net loss	—	—	—	(10,393,011)	—	—	—	—	(10,393,011)	$(10,393,011)
Change in unrealized gain on marketable securities	—	—	—	—	(26,367)	—	—	(26,367)	(26,367)	(26,367)
Change in unrealized gain (loss) on Beacon Power Corporation common stock	—	—	—	—	—	(4,752,970)	—	(4,752,970)	(4,752,970)	(4,752,970)
Reclassification of common stock warrants from liability to equity	—	—	192,448	—	—	—	—	—	192,448	—
Stock-based compensation related to options to purchase common stock to consultants	—	—	15,200	—	—	—	—	—	15,200	—
Foreign currency translation adjustment	—	—	—	—	—	—	(25,010)	(25,010)	(25,010)	(25,010)

Comprehensive loss										$(15,197,358)

Balance, March 30, 2002	16,539,597	$165,396	$114,801,260	$(74,852,774)	—	$(388,935)	$(203,587)	$(592,522)	$39,521,360

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the six months ended March 29, 2003

(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Unrealized Loss on Beacon Power Corporation	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Comprehensive Loss
Balance, September 30, 2002 (Audited)	16,741,646	$167,416	$115,800,692	$(85,220,361)	$(588,944)	$(233,193)	$(822,137)	$29,925,610
Net loss	—	—	—	(17,505,857)	—	—	—	(17,505,857)	$(17,505,857)
Change in unrealized gain (loss) on Beacon Power Corporation common stock	—	—	—	—	47,059	—	47,059	47,059	47,059
Other than temporary write-down of investment in Beacon Power Corporation	—	—	—	—	541,885	—	541,885	541,885	541,885
Issuance of common stock to 401(k) Plan	302,589	3,026	410,342	—	—	—	—	413,368	—
Issuance of warrants to purchase common stock	—	—	20,100	—	—	—	—	20,100	—
Issuance of common stock in connection with Series A warrant exercise	1,258,549	—	—	—	—	—	—	—	—
Issuance of common stock in lieu of first year dividend on Series A Preferred Stock	362,168	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	93,347	93,347	93,347	93,347

Comprehensive loss									$(16,823,566)

Balance, March 29, 2003	18,664,952	$170,442	$116,231,134	$(102,726,218)	—	$(139,846)	$(139,846)	$13,535,512

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 29, 2003	March 30, 2002
Cash flows from operating activities:
Net loss	$(17,505,857)	$(10,393,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,246,082	1,108,019
Allowance for doubtful accounts	157,462	124,095
Allowance for excess and obsolete inventory	645,112	650,000
Net realized gain on sale of marketable securities	—	(16,956)
Net unrealized loss on warrants to purchase common stock	3,409	385,857
Change in contingent obligation to common stock warrant holders	—	(42,251)
Write-off of impaired goodwill and intangible assets	5,751,082	—
Write-down of investment in Beacon Power Corporation	541,885	—
Non-cash compensation expense	433,468	15,200
Gain on sale of equipment	(55,700)	—
Changes in operating assets and liabilities:
Accounts receivable	2,755,093	1,416,939
Unbilled contract costs and fees	713,459	155,520
Prepaid expenses and other current assets	(311,444)	(265,903)
Inventory	(1,504,488)	(2,375,367)
Other long-term assets	10,986	47,000
Accounts payable	632,214	(811,355)
Accrued expenses and payroll	1,299	(365,161)
Other liabilities	1,592,865	(9,952)

Total adjustments	12,612,784	15,685

Net cash used in operating activities	(4,893,073)	(10,377,326)

Cash flows from investing activities:
Purchases of property and equipment	(240,685)	(2,526,398)
Proceeds from the sale of marketable securities	—	9,889,273
Proceeds from the sale of equipment	68,450	—

Net cash (used in) provided by investing activities	(172,235)	7,362,875

Cash flows from financing activities:
Net borrowings under bank line of credit	107,767	—
Repayment of long-term debt	(129,902)	(208,563)
Net proceeds from issuance of convertible preferred stock	3,176,000	—

Net cash provided by (used in) financing activities	3,153,865	(208,563)

Effect of foreign currency exchange rates on cash and cash equivalents	93,347	(58,358)

Net increase in cash and cash equivalents	(1,818,096)	(3,281,372)
Cash and cash equivalents at beginning of period	2,120,306	11,051,465

Cash and cash equivalents at end of period	$302,210	$7,770,093

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-Cash Investing and Financing Activities:
Change in unrealized gain(loss) on marketable securities	$—	$(26,367)
Change in unrealized gain(loss) on Beacon Power Corporation common stock	$47,059	$(4,752,970)

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A. Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its wholly-owned subsidiaries (collectively, the "Company") as of March 29, 2003 and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002. Operating results for the three and six months ended March 29, 2003 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

        The Company needs an immediate infusion of capital in order to continue operations. The Company is endeavoring to raise capital by obtaining a third-party guarantee acceptable to its bank (Silicon Valley Bank) which will allow the Company to access an additional $3 million, beyond the approximate $1.5 million, of which approximately $1 million was used as of May 12, 2003, which it is able to access based upon its current level of eligible receivables. If the Company is unable to obtain a guarantee that is acceptable to its bank, or secure alternative sources of funds within the next few weeks from the date of this filing, it will need to discontinue some or all of its operations.

        In February of 2003, the Company received approximately $3 million in proceeds from a private offering of preferred stock and warrants. The terms of this financing also provided that the investors will purchase secured convertible subordinated debentures from the Company, subject to the satisfaction of two material conditions. The Company must obtain stockholder approval of the common stock issuable upon conversion of the convertible instruments and a registration statement filed with the Securities and Exchange Commission ("SEC") registering all of the equity securities underlying this transaction must be declared effective. Provided these conditions are satisfied on or before June 18, 2003, the Company anticipates receiving an additional $0.8 million from the sale of these debentures.

        The Company's stockholders approved the proposed debenture offering at its annual meeting on April 24, 2003. In addition, the Company filed the required registration statement with the SEC on March 20, 2003 and received a comment letter from the SEC on April 16, 2003. However there can be no assurance that the registration statement will be declared effective. Failure to have this registration become effective on or before June 18, 2003 would delay the receipt of the anticipated $0.8 million in proceeds from the sale of the debentures and would require it to pay liquidated damages to each of the investors in the private offering of 3% of the investor's investment in the debenture in cash for the first month of delay, and 1.5% of the investor's investment for each additional month of delay payable at the Company's discretion in cash or shares of our common stock.

        As of March 29, 2003, the Company is in default under its Loan and Security Agreement, dated September 13, 2002 (the "Loan Agreement"), with Silicon Valley Bank (the "Bank") due to its failure to obtain additional capital and to maintain adjusted tangible net worth, as defined.

        On April 4, 2003, the Company entered into an Amended and Restated Accounts Receivable Financing Agreement with the Bank. In the Agreement, the Bank has agreed to provide the Company with a line of credit of up to $5 million. Advances under the line of credit are limited to 80% of eligible accounts receivables. Based on current business levels, the Company believes that it will be able to borrow approximately $1.5 million from the Bank during the current quarter, of which over $1 million is already outstanding. Loans under this line of credit bear interest at the prime rate plus 3.0% per annum. Other customary banking fees are also charged. In connection with this financing, the Company issued to an affiliate of Silicon Valley Bank a warrant to purchase 210,000 shares of its common stock at an exercise price of $1.05 per share. The terms of the line of credit provide that the Company will be in default under the line of credit if it is unable to consummate the debenture offering described above on or before July 31, 2003. The Company is also required to maintain a tangible net worth in excess of $9 million at all times. Unless the Company is able to stem its current operating losses or sell assets at values higher than reflected on our books of account, the Company anticipates that its tangible net worth will drop below the required threshold. Unless the Company can obtain a waiver from the Bank, dropping below this tangible net worth threshold would constitute a default under the line of credit documents. This credit expires on April 3, 2004 and carries a $0.1 million early termination fee.

        In order to sustain current business operations, the Company believes that it will require approximately $6 million of cash liquidity during the quarter ending June 28, 2003. In addition, its current forecast will require an additional $1.5 million in its fiscal fourth quarter before it stems the cash outflow. Of these amounts, approximately $1.5 million is expected to be provided by the Silicon Valley Bank line, $3 million from a third party guarantee acceptable to the bank, and $0.8 million by the debenture offering. Other than the bank line of credit, which is already in place, there can be no assurance that these transactions will take place.

        The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each of the past five years and for the six months ended March 29, 2003. As of March 29, 2003, it had an accumulated deficit of $102.7 million.

        Management of the Company is addressing additional cash needs through a combination of seeking equity infusions, sales of assets, selective workforce reductions, outsourcing some manufacturing and seeking to form joint ventures. The Company has embarked on a major restructuring of the Power Systems Division is order to address its cost structure. This initiative has already resulted in significant reductions in its work force, which will be reflected as lower operating expenses in the near future. This restructuring is intended to facilitate its near term goal for the Company to reach a cash flow neutral state by fiscal year-end.

        The Company has also engaged a financial advisor, Alliant Capital Partners (an affiliate of Silicon Valley Bank), to assist it in disposing of assets unrelated to its engineering and manufacturing expertise in electromechanical systems. The assets and businesses the Company would consider selling include its Ling test and measurement vibration system business, its patented smart predictive line control technology utilized by the electric arc steel manufacturing industry and patents acquired from Northrop Grumman related to hybrid electric vehicles. For larger systems, such as its UPS system, the Company intends to enter into strategic alliances for the manufacture, sale, service and distribution of its products.

        In view of the matters described in the preceding paragraphs, there is substantial doubt about the Company's ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the continued

operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, including raising permanent capital, to maintain present financing, and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note C. Significant Accounting Policies

Revenue Recognition

        The Company recognizes revenue from product sales in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse unless the Company can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied. The Company provides for a warranty reserve at the time the product revenue is recognized.

        The Company performs funded research and development and product development for commercial companies and government agencies under cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, the Company receives periodic progress payments or payment upon reaching interim milestones and retains the rights to the intellectual property developed in government contracts. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of March 29, 2003 and September 30, 2002, the Company has accrued approximately $85,000 and $150,000, respectively, for anticipated contract losses on commercial contracts.

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

Investment in Beacon Power Corporation

        On September 28, 2001, the Company distributed 5,000,000 shares of Beacon Power common stock to its stockholders. Upon the distribution of the 5,000,000 shares, the Company recorded the distribution of the 5,000,000 shares as a reduction of additional paid-in-capital based on the book value per share prior to the distribution, or $0.59 per share. After the distribution, the Company owned approximately 11.0% of Beacon Power's outstanding voting stock. Additionally, the Company has determined that it does not have the ability to exercise significant influence over the operating and financial policies of Beacon Power and, therefore, accounts for its investment in Beacon Power using the fair value method as set forth in Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Debt and Equity Securities. The investment is carried at fair value and designated as available for sale and any unrealized holding gains or losses are to be included in stockholders' equity as a component of accumulated other comprehensive income/(loss) so long as any unrealized losses are deemed temporary in nature. If the decline in fair value is judged to be other than temporary, the cost basis shall be written down to fair value as a new cost basis and the amount of the write-down shall be included in the statement of operations. The new cost basis shall not be changed for subsequent recoveries in fair value. Subsequent increases in the fair value shall be included in stockholders' equity as a component of accumulated other comprehensive income/(loss). Subsequent decreases in fair value, if not an other-than-temporary impairment, also shall be included in stockholders' equity as a component of accumulated other comprehensive income/(loss).

        As of September 30, 2002, the quoted fair market value of Beacon Power's common stock held by the Company was $0.17 per share, or $800,005. The Company's historical cost basis in its investment in Beacon Power's common stock was approximately $0.59 per share, or $2,788,949, resulting in an unrealized loss of $1,988,944 as of September 30, 2002. The Company determined that of this $1,988,044, $1,400,000 represented an other than temporary decline based on the extent and length of the time the stock price has been below its cost as well as its assessment of the financial condition and near term prospects of Beacon Power. The Company recorded a charge of $1,400,000 in the statement of operations to realize this portion of the loss. This charge was measured based on the trading value of Beacon Power's common stock during the month of November and early December and was less than the gross unrealized loss due to subsequent recovery of Beacon Power's stock price, as well as the Company's ability and intent to hold the stock for a long enough period of time for it to recover to the new cost basis. After this write-down, the new cost basis of the Beacon Power common stock held by the Company is approximately $0.30 per share and the unrealized loss of the Beacon Power common stock held by the Company was $588,944 as of September 30, 2002.

        As of March 29, 2003, the quoted fair market value of Beacon Power's common stock held by the Company was $0.18 per share, or $847,064. The Company's cost basis in its investment in Beacon Power's common stock was approximately $0.30 per share, or $1,388,949, resulting in an unrealized loss of $541,885 as of March 29, 2003. As of March 29, 2003, the Company believes the difference in the current fair market value and the cost basis of its investment represents an other than temporary decline based upon the Company's ability and intent to hold the stock for a long enough period of time for it to recover. The Company recorded a charge of $541,885 in the statement of operations to realize this loss. After the write-down, the new cost basis of the Beacon Power stock held by the Company is $0.18 per share.

        The following summarizes the Company's investment in Beacon Power Corporation:

	As of March 29, 2003		As of September 30, 2002
	$	Per Share	$	Per Share
Carrying Value	$847,064	$0.18	$800,005	$0.17
Cost	$847,064	$0.18	$1,388,949	$0.30
Unrealized Gain/(Loss)	$—	$—	$(588,944)	$(0.13)
Realized Loss	$(541,885)	$(0.12)	$(1,400,000)	$(0.30)

        Additionally, as of March 29, 2003 and September 30, 2002, the Company has a warrant to purchase 173,704 shares of Beacon Power's common stock that has an exercise price of $1.25 per share and expires in 2005. The Company accounts for this warrant in accordance with SFAS No. 133 and, therefore, records the warrant at its fair value. As of March 29, 2003 and September 30, 2002, the warrant to purchase Beacon Power common stock had a fair value of $11,754 and $14,365, respectively, and is included in warrants to purchase common stock on the accompanying balance sheet. During the three and six months ended March 29, 2003, the Company recorded an unrealized loss of $4,828 and $2,611, respectively, and is included in unrealized loss on warrants to purchase common stock in the accompanying statement of operations.

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

        As of March 29, 2003 and September 30, 2002, the Company has warrants to purchase 300,000 shares of Mechanical Technology Incorporated's common stock that have an exercise price of $12.56 per share and expire in fiscal year 2004. The Company accounts for these warrant in accordance with SFAS No. 133 and, therefore, records the warrants at their fair value. As of March 29, 2003 and September 30, 2002, the warrants to purchase Mechanical Technology Incorporated common stock had a fair value of $825 and $1,623, respectively, and are included in warrants to purchase common stock on the accompanying balance sheet. During the three and six months ended March 29, 2003, the Company recorded an unrealized loss of $4,418 and $798 and is included in unrealized loss on warrants to purchase common stock in the accompanying statement of operations.

Goodwill and Intangible Assets

        Effective October 1, 2001, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement affects the Company's treatment of goodwill and other intangible assets. This statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease.

        The Company completed the first step of the transitional goodwill impairment test during the three months ended March 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2002, as required by SFAS No. 142. The Company determined the fair value of each of the reporting units based on a discounted cash flow income approach. The income approach indicates the fair value of a business enterprise based on the discounted value of the cash flows that the business can be expected to generate in the future. This analysis is based upon projections prepared by the Company and data from sources of publicly available information available at the time of preparation. These projections were based on a strategic plan conducted by each business unit using financial projections for a 3 to 5 year time horizon and represented managements best estimate of future results. In making these projections, the Company considered the markets it was addressing, the competitive environment and its advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. In addition, the Company performed a macro assessment of the overall likelihood that it would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows. Based on the results of the first step of the transitional goodwill impairment test, the Company determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of October 1, 2001. As a result, the second step of the transitional goodwill impairment test was not required to be completed. The Company performed its annual goodwill impairment test as of the beginning of its fiscal fourth quarter 2002, as required by

SFAS No. 142. The Company again determined the fair value of each of the reporting units based on a discounted cash flow income approach consistent with the initial test. Based on the results of the first step of the annual goodwill impairment test, the Company determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of the beginning of its fiscal fourth quarter 2002. As a result, the second step of the annual goodwill impairment test was not required to be completed.

        During the three months ended March 29, 2003, the Company experienced a significant adverse change in the business climate, in particular, significant reductions in revenues and cash flows. This coupled with its current liquidity issues, required the Company to consider selling assets unrelated to its engineering and manufacturing expertise in electromechanical systems. The assets and businesses the Company is considering selling include its Ling test and measurement vibration system business, its patented smart predictive line control technology utilized by the electric arc steel manufacturing industry and patents acquired from Northrop Grumman related to the hybrid electric vehicles. Based on these conditions, the Company performed an impairment test on an interim basis. The Company determined the fair value of each of the reporting units based on a discounted cash flow income approach. This analysis was largely based upon historical data. Based on the results of the first step of the goodwill impairment test, the Company determined that the fair value of the Applied Technology and Electronics reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of March 29, 2003. As a result, the second step of the goodwill impairment test was not required to be completed. The Company will continue to perform a goodwill impairment test for these reporting units on an annual basis and on an interim basis, if certain conditions exist. Based on the results of the first step of the annual goodwill impairment test, the Company determined that the fair value of the Power Systems reporting unit does not exceed its carrying amount. The fair value was determined to approximate the fair value of the net tangible assets. The second step of the impairment test required the Company to write off the unamortized balance of the goodwill and intangible assets of the Power Systems reporting unit as of March 29, 2003 of $5,751,082.

Restructuring Costs

        During April 2002, the Company commenced a restructuring plan designed to streamline its production base, improve efficiency and enhance its competitiveness and recorded a restructuring charge of $1.5 million. The restructuring charge included approximately $655,000 for severance costs associated with the reduction of approximately 60 employees. As of September 30, 2002, 56 employees had been terminated and $507,504 of the severance had been paid. As of March 29, 2003, 58 employees had been terminated and $565,647 of the severance had been paid and the remaining severance is expected to be paid by June, 2003. The balance of the restructuring charge relates to the closing of the Anaheim, CA facility. These costs include approximately $270,000 of cash charges primarily related to rent, real estate taxes and operating costs to be paid from October 1, 2002 through June 30, 2003, the remainder of the lease, and an estimated $350,000 of other cash charges for restoration and clean-up. As of September 30, 2002, no amounts have been paid nor charged against these amounts. As of March 29, 2003, the Company has paid $199,427 of the $270,000 of charges primarily related to rent, real estate taxes and operating costs and the remainder is expected to be paid through June 30, 2003. As of March 29, 2003, no amounts have been paid nor charged against the $350,000 of other cash charges for restoration and clean-up. In addition, approximately $225,000 of the restructuring charge relates to non-cash charges on assets to be disposed of. As of September 30, 2002, no assets have been disposed of nor have any amounts been charged against this amount. As of March 29, 2003, $125,062 net book value of assets have been identified and written off against this amount.

        The following is a status of the Company's accrued restructuring costs and the changes for the periods then ended:

	Balance September 30, 2002	Amounts Paid or Deductions	Balance March 29, 2003
Severance costs	$147,496	$(58,143)	$89,353
Facility costs	620,000	(199,427)	420,573
Equipment costs	225,000	(125,062)	99,938

Accrued restructuring costs	$992,496	$(382,632)	$609,864

Stock Based Compensation

        During the fiscal quarter ended March 29, 2003, the Company adopted Statement of Financial Accounting Statement ("SFAS") No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, an amendment to FASB Statement No. 123. This Statement amends SFAS No.123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial reporting.

        The Company accounts for stock-based compensation of employees under the intrinsic value method of APB Opinion No. 28 and has elected the disclosure-only alternative under SFAS No. 123. The Company records the fair value as determined using the Black-Scholes option-pricing model of stock options and warrants to non-employees in exchange for services in accordance with Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and is amortized ratably over the period the service is performed.

        Had compensation cost for the Company's stock based compensation been determined based on fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss and loss per share for the three and six months ended March 29, 2003 and March 30, 2002, respectively, would have been increased to the pro forma amounts indicated below:

	Three Months Ended				Six Months Ended
	March 29, 2003		March 30, 2002		March 29, 2003		March 30, 2002
	Net Loss	Loss per Share	Net Loss	Loss per Share	Net Loss	Loss per Share	Net Loss	Loss per Share
As Reported	$(12,248,133)	$(0.69)	$(4,996,277)	$(0.30)	$(17,505,857)	$(1.01)	$(10,393,011)	$(0.63)
Pro Forma	$(13,291,695)	$(0.75)	$(6,340,174)	$(0.38)	$(19,643,324)	$(1.13)	$(12,889,951)	$(0.78)

Recent Accounting Pronouncements

        In August 2001, the FASB issued Statement of Financial Accounting Statement ("SFAS") No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company's financial position or results of operations.

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

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit and disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

        In October 2002, FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets, including those acquired in transactions between two or more mutual enterprises. The provisions of the statement will be effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

        In November 2002, FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 3 ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees), (b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement (performance guarantees), (c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and (d) indirect guarantees of the indebtedness of others. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has made no guarantees, including indirect guarantees of the indebtedness of others.

        In November 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, effective for arrangements entered into after June 15, 2003. This issue defines units of accounting for arrangements with multiple deliverables resulting in revenue being allocated over the units of accounting for revenue recognition purposes. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

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

        In April 2003, the FASB issued SFAS No. 149, Amendement of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an inititial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. SFAS No. 149 will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. This statement will be applicable to existing contracts and new contracts entered into after June 30, 2003 if those contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The Company does not expect the adoption of SFAS No. 149 to have a material effect on the Company's results of operations or financial condition.

Note D. Financing Transaction

        On February 18, 2003, the Company entered into a financing transaction that totals approximately $4 million. As part of this transaction, the Company raised approximately $3.2 million of equity capital through the issuance of 253.8 shares of its Series A Convertible Preferred Stock, $0.01 par value per share, and warrants to purchase up to 2,538,000 shares of its common stock, $0.01 par value per share, from 21 accredited investors. The terms of the transaction also contemplate that an additional $832,500 will be raised through the sale of secured convertible subordinated debentures once a registration statement filed with the Securities and Exchange Commission registering all of the underlying equity securities in the financing is declared effective, stockholder approval of the transaction is obtained and certain typical closing documents are provided.

        In connection with the equity portion of the financing, the Company issued shares of Series A Preferred Stock for $12,500 per share. The Series A Preferred Stock is convertible into a number of shares of Common Stock equal to $12,500 divided by the conversion price of the Series A Preferred Stock, which is initially $1.25. The total number of shares of Common Stock initially issuable upon conversion of the shares of Series A Preferred Stock issued and sold is 2,538,000. The Series A Preferred Stock accrues dividends of 10% per annum, increasing to 12% per annum on January 1, 2004. The dividend for the first year was paid at closing by issuing 362,168 shares of Common Stock, valued based on the average of the closing bid and ask price of the Common Stock on the NASDAQ National Market for the five trading days preceding February 18, 2003. All further dividends will be paid on a quarterly basis. The Company may opt to pay these dividends in cash or in shares of its Common Stock.

        As part of the equity portion of the financing, the Company also issued warrants to purchase up to 2,538,000 shares of Common Stock. Warrants to purchase up to 1,269,000 shares of Common Stock are exercisable for a five-year term and have an initial exercise price of $1.50 per share, and warrants to purchase up to 1,269,000 shares of Common Stock were exercisable for one business day after the date of their issuance and had an exercise price of $0.01 per share.

        If closed, the secured convertible subordinated debentures will initially be convertible at a conversion price per share of $1.25 into 666,000 shares of Common Stock. As part of the debt portion of the financing, the Company will be obligated to issue warrants to purchase up to 666,000 shares of Common Stock. Warrants to purchase up to 333,000 shares of Common Stock will be exercisable for a five-year term and will have an initial exercise price of $1.50 per share, and warrants to purchase up to 333,000 shares of Common Stock will be exercisable for one business day after the date of their issuance and will have an exercise price of $0.01 per share.

        H.C. Wainwright & Co., Inc. ("H.C. Wainwright") served as placement agent for the Series A financing transaction and on February 18, 2003 received as part of its commission a warrant to purchase an aggregate of 163,145 shares of Common Stock at an exercise price of $0.01 per share. This warrant is immediately exercisable and expires on February 18, 2008.

        In connection with the closing of the transactions contemplated by the Note and Warrant Purchase Agreement, H.C. Wainwright received an additional warrant from us to purchase an aggregate of 42,920 shares of Common Stock at an exercise price of $0.01. This warrant is exercisable from the closing of the transactions contemplated by the Note and Warrant Purchase Agreement and expires on February 18, 2008

        In addition, H.C. Wainwright agreed to receive a warrant from the Company to purchase an aggregate of 100,148 shares of Common Stock at an exercise price of $0.01 per share in lieu of the cash placement fee due to it by us in connection with the closing of the transactions contemplated by the Note and Warrant Purchase Agreement. This warrant was issued on February 18, 2003 but is exercisable only upon the closing of the transactions contemplated by the Note and Warrant Purchase Agreement and will expire on February 18, 2008.

        The stock purchase agreement contains several contingencies which are outside the Company's control. These include the approval of third parties and the registration statement underlying the common stock being declared effective by the Securities and Exchange Commission. Failure to satisfy these contingencies might result in a portion or all of the proceeds being returned to the investors. Consequently, the Company has accounted for the proceeds received on February 18, 2003 as a deposit (liability) on the transaction. In addition, the Company has recorded the costs paid through March 29, 2003 of $379,042 in connection with this transaction as an other current asset. After the resolution of these items outside the Company's control, the Company will account for the transaction in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments,allocating the net proceeds received based on the relative fair value of the redeemable convertible preferred stock and the warrants issued, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities.

Note E. Loss per Share

        The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss before cumulative effect of change in accounting principle, the cumulative effect of change in accounting principle and net loss:

	Three Months Ended		Six Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Net loss	$(12,248,133)	$(4,996,277)	$(17,505,857)	$(10,393,011)

Basic and diluted:
Common shares outstanding, beginning of period	16,904,827	16,539,597	16,741,646	16,539,597
Weighted average common shares issued during the period	926,532	—	612,849	—

Weighted average shares outstanding—basic and diluted	17,831,359	16,539,597	17,354,495	16,539,597

Net loss per weighted average share, basic and diluted	$(0.69)	$(0.30)	$(1.01)	$(0.63)

        As of March 29, 2003 and March 30, 2002, 5,687,563 and 3,948,532 shares of common stock issuable upon the exercise of options and warrants, respectively, were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive. In addition, as of March 29, 2003, 2,538,000 shares of common stock issuable upon the conversion of Series A Convertible Preferred Stock were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive.

        On February 18, 2003, the Company issued to 21 accredited investors, in connection with the purchase of the Series A Convertible Preferred Stock, $0.01 par value per share ("Series A Preferred Stock"), warrants to purchase up to 1,269,000 shares of the Company's common stock, $0.01 par value per share ("Common Stock"), at an exercise price of $0.01 per share. On February 19, 2003, the Company issued 1,258,549 shares of its Common Stock, in connection with the exercise of these warrants.

        On February 18, 2003, the Company issued to 21 accredited investors, in connection with the purchase of the Series A Preferred Stock, warrants to purchase up to 1,269,000 shares of its Common Stock, at an exercise price of $1.50 per share. These warrants expires on February 19, 2008.

        H.C. Wainwright & Co., Inc. ("H.C. Wainwright") served as placement agent for the Series A financing transaction and on February 18, 2003 received as part of its commission a warrant from the Company to purchase an aggregate of 163,145 shares of Common Stock at an exercise price of $0.01 per share. This warrant is immediately exercisable and expires on February 18, 2008. In connection with the closing of the transactions contemplated by the Note and Warrant Purchase Agreement, H.C. Wainwright received an additional warrant from the Company to purchase an aggregate of 42,920 shares of Common Stock at an exercise price of $0.01. This warrant is exercisable from the closing of the transactions contemplated by the Note and Warrant Purchase Agreement and expires on February 18, 2008. In addition, H.C. Wainwright agreed to receive a warrant from the Company to purchase an aggregate of 100,148 shares of Common Stock at an exercise price of $0.01 per share in lieu of the cash placement fee due to it by the Company in connection with the closing of the transactions contemplated by the Note and Warrant Purchase Agreement. This warrant was issued on February 18, 2003 but is exercisable only upon the closing of the transactions contemplated by the Note and Warrant Purchase Agreement and will expire on February 18, 2008.

Note F. Inventory

        Inventory consists of the following:

	March 29, 2003	September 30, 2002
Raw material	$5,805,530	$6,251,301
Work-in-process	2,862,034	3,216,982
Finished goods	2,437,834	777,739

	$11,105,398	$10,246,022

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

        The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations, including amortization of intangibles. Common costs not directly attributable to a particular segment are included in the Applied Technology segment. These costs include corporate costs such as executive officer compensation, facility costs, legal, audit and tax and other professional fees and totaled $1,329,280, $2,466,836, $1,124,159 and $2,170,143 for the three and six months ended March 29, 2003 and March 30, 2002, respectively.

        The following is a summary of the Company's operations by operating segment:

	Three Months Ended		Six Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Applied Technology:
Funded research and development and other revenue	$1,296,162	$2,833,925	$2,886,429	$5,050,458

Loss from operations, including amortization of intangibles of $88,884 for the three months ended March 29, 2003 and March 30, 2002 and $177,768 and for the six months ended March 29, 2003 and March 30, 2002	$(1,922,076)	$(735,309)	$(3,450,866)	$(2,270,605)

Power Systems:
Product revenue	$2,246,224	$4,959,517	$5,354,446	$8,653,974

Loss from operations, including amortization of intangibles of $27,194 and $28,426 for the three months ended March 29, 2003 and March 30, 2002, respectively, $53,793 and $56,956 for the six months ended March 29, 2003 and March 30, 2002, respectively, and write-off of impaired assets of $5,751,082 for the three and six months ended March 29, 2003	$(9,350,338)	$(3,600,137)	$(12,442,601)	$(6,912,905)

Electronics:
Product revenue	$2,003,918	$2,506,625	$4,226,359	$4,935,795

Loss from operations, including amortization of intangibles of $31,250 for the three months ended March 29, 2003 and March 30, 2002 and $62,500 for the six months ended March 29, 2003 and March 30, 2002	$(311,189)	$(629,369)	$(757,409)	$(1,078,603)

Consolidated:
Product revenue	$4,250,142	$7,466,142	$9,580,805	$13,589,769
Funded research and development and other revenue	1,296,162	2,833,925	2,886,429	5,050,458

Total revenue	$5,546,304	$10,300,067	$12,467,234	$18,640,227

Operating loss	$(11,583,603)	$(4,964,815)	$(16,650,876)	$(10,262,113)
Net realized gain on sale of marketable securities	—	16,956	—	16,956
Net unrealized loss on warrants to purchase common stock	(9,246)	(93,719)	(3,409)	(343,606)
Write-down of investment in Beacon Power Corporation	(541,885)	—	(541,885)	—
Other income	55,700	—	55,700	—
Interest income	841	77,904	2,541	263,880
Interest expense	(169,940)	(32,603)	(367,928)	(68,128)

Net loss	$(12,248,133)	$(4,996,277)	$(17,505,857)	$(10,393,011)

        Common assets not directly attributable to a particular segment are included in the Applied Technology segment. These assets include cash and cash equivalents, prepaid and other corporate assets and amounted to $1,894,822 and $3,009,770 at March 29, 2003 and September 30, 2002, respectively. The following is a summary of the Company's operations by operating segment:

	March 29, 2003	September 30, 2002
Applied Technology:
Segment assets	$7,224,394	$9,876,954
Power Systems:
Segment assets	15,894,808	22,504,958
Electronics:
Segment assets	7,246,363	9,162,220

Consolidated:
Segment assets	30,365,565	41,544,132
Investment in Beacon Power Corporation	847,064	800,005
Warrants to purchase common stock	12,579	15,988

Total assets	$31,225,208	$42,360,125

        The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended		Six Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Revenue by geographic region based on location of customer:
United States	$4,792,623	$8,911,877	$10,647,954	$15,922,410
Rest of world	753,681	1,388,190	1,819,280	2,717,817

Total revenue	$5,546,304	$10,300,067	$12,467,234	$18,640,227

Note H. Legal Matters

        From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business. The Company is not aware of any current or pending litigation to which the Company is or may be a party that the Company believes could materially adversely affect its results of operations or financial condition or net cash flows.

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

Recent Developments

        We need an immediate infusion of capital in order to continue operations. We are endeavoring to raise capital by obtaining a third-party guarantee acceptable to our bank (Silicon Valley Bank) which will allow us to access an additional $3 million, beyond the approximate $1.5 million, of which approximately $1 million was used as of May 12, 2003, which we are able to access based upon our current level of eligible receivables. If we are unable to obtain a guarantee that is acceptable to our bank, or secure alternative sources of funds within the next few weeks from the date of this filing, we will need to discontinue some or all of our operations.

        In February of 2003, we received approximately $3 million in proceeds from a private offering of preferred stock and warrants. The terms of this financing also provided that the investors will purchase secured convertible subordinated debentures from us, subject to the satisfaction of two material conditions. We must obtain stockholder approval of the common stock issuable upon conversion of the convertible instruments and a registration statement filed with the Securities and Exchange Commission ("SEC") registering all of the equity securities underlying this transaction must be declared effective. Provided these conditions are satisfied on or before June 18, 2003, we anticipate receiving an additional $0.8 million from the sale of these debentures.

        Our stockholders approved the proposed debenture offering at our annual meeting on April 24, 2003. In addition, we filed the required registration statement with the SEC on March 20, 2003 and received a comment letter from the SEC on April 16, 2003. However there can be no assurance that the registration statement will be declared effective. Failure to have this registration become effective on or before June 18, 2003 would delay the receipt of the anticipated $0.8 million in proceeds from the sale of the debentures and would require us to pay liquidated damages to each of the investors in the private offering of 3% of the investor's investment in the debenture in cash for the first month of delay, and 1.5% of the investor's investment for each additional month of delay payable at our discretion in cash or shares of our common stock.

        On April 4, 2003, we entered into an Amended and Restated Accounts Receivable Financing Agreement with Silicon Valley Bank, our senior secured lender. In the Agreement, Silicon Valley Bank has agreed to provide us with a line of credit of up to $5 million. Advances under the line of credit are limited to 80% of eligible accounts receivables. Based on current business levels, we believe that we will be able to borrow approximately $1.5 million from Silicon Valley Bank during the current quarter, of which over $1 million is already outstanding. Loans under this line of credit bear interest at the prime rate plus 3.0% per annum. Other customary banking fees are also charged. In connection with this financing, we issued to an affiliate of Silicon Valley Bank a warrant to purchase 210,000 shares of our common stock at an exercise price of $1.05 per share. The terms of the line of credit provide that we will be in default under the line of credit if we are unable to consummate the debenture offering described above on or before July 31, 2003. We are also required to maintain a tangible net worth in excess of $9 million at all times. Unless we are able to stem our current operating losses or sell assets at values higher than reflected on our books of account, we anticipate that our tangible net worth will drop below the required threshold. Unless we can obtain a waiver from Silicon Valley Bank, dropping below this tangible net worth threshold would constitute a default under the line of credit documents. This credit expires on April 3, 2004 and carries a $0.1 million early termination fee.

        Even if we are able obtain a guarantee that is acceptable to our bank, or secure alternative sources of funds within the next few weeks, we may still require additional cash resources in the future to fund unanticipated operating losses, to grow, to develop new or enhance existing products and services and to respond to competitive pressures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" below.

Overview

        SatCon designs, develops and manufactures high power electronics and standard and custom machines that convert, store and manage electricity for customers that require reliable, "always-on", electric power. SatCon also designs, develops and manufactures highly reliable electronics and controls for government and military applications. Its specialty motors are typically designed and manufactured for customers that purchase small efficient motors requiring high power relative to the size of the motor.

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

        In addition, in November 1999, the Company acquired intellectual property, tooling and other assets from Northrop Grumman Corporation enabling the Company to manufacture and sell electric drivetrains and in September 2002, we acquired certain intellectual property, equipment and other assets from Sipex Corporation to expand our high-reliability data conversion product line.

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

        The significant accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

        We recognize revenue from product sales in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by us, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse unless we can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied. We provide for a warranty reserve at the time the product revenue is recognized.

        We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of March 29, 2003 and September 30, 2002, we have accrued approximately $0.1 million and $0.2 million, respectively, for anticipated contract losses on commercial contracts.

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

Investment in Beacon Power Corporation

        On September 28, 2001, we distributed 5,000,000 shares of Beacon Power common stock to our stockholders. Upon the distribution of the 5,000,000 shares, we recorded the distribution of the 5,000,000 shares as a reduction of additional paid-in capital based on the book value per share prior to the distribution, or $0.59 per share. After the distribution, we owned 4,705,910 shares, or approximately 11.0%, of Beacon Power's outstanding voting stock. Additionally, we have determined that we do not have the ability to exercise significant influence over the operating and financial policies of Beacon Power and, therefore, account for our investment in Beacon Power using the fair value method as set forth in Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Debt and Equity Securities. The investment is carried at fair value and designated as available for sale and any unrealized holding gains or losses are to be included in stockholders' equity as a component of accumulated other comprehensive income/(loss) so long as any unrealized losses are deemed temporary in nature. If the decline in fair value is judged to be other than temporary, the cost basis shall be written down to fair value as a new cost basis and the amount of the write-down shall be included in the statement of operations. The new cost basis shall not be changed for subsequent recoveries in fair value. Subsequent increases in the fair value shall be included in stockholders' equity as a component of accumulated other comprehensive income/(loss). Subsequent decreases in fair value, if not an other-than-temporary impairment, also shall be included in stockholders' equity as a component of accumulated other comprehensive income/(loss).

        As of September 30, 2002, the quoted fair market value of Beacon Power's common stock held by us was $0.17 per share, or $0.8 million. Our historical cost basis in our investment in Beacon Power's common stock was approximately $0.59 per share, or $2.8 million, resulting in an unrealized loss of $2.0 million as of September 30, 2002. We determined that of this $2.0 million, $1.4 million represented an other than temporary decline based on the extent and length of the time the stock price has been below its cost as well as its assessment of the financial condition and near term prospects of Beacon Power. We recorded a charge of $1.4 million in the statement of operations to realize this portion of the loss. This charge was measured based on the trading value of Beacon Power's common stock during the month of November and early December and was less than the gross unrealized loss due to subsequent recovery of Beacon Power's stock price, as well as our ability and intent to hold the stock for a long enough period of time for it to recover to the new cost basis. After this write-down, the new cost basis of the Beacon Power common stock held by us is approximately $0.30 per share and the unrealized loss of the Beacon Power common stock held by us was $0.6 million as of September 30, 2002.

        As of March 29, 2003, the quoted fair market value of Beacon Power's common stock held by us was $0.18 per share, or $0.8. Our cost basis in our investment in Beacon Power's common stock was approximately $0.30 per share, or $1.4 million, resulting in an unrealized loss of $0.5 million as of March 29, 2003. As of March 29, 2003, we believe the difference in the current fair market value and the cost basis of our investment represents an other than temporary decline based upon our ability and intent to hold the stock for a long enough period of time for it to recover. The Company recorded a charge of $0.5 million in the statement of operations to realize this loss. After the write-down, the new cost basis of the Beacon Power stock held by the Company is $0.18 per share.

        The following summarizes our investment in Beacon Power Corporation:

	As of March 29, 2003		As of September 30, 2002
	$ (In Millions)	Per Share	$ (In Millions)	Per Share
Carrying Value	$0.8	$0.18	$0.8	$0.17
Cost	$0.8	$0.18	$1.4	$0.30
Unrealized Gain/(Loss)	$—	$—	$(0.6)	$(0.13)
Realized Loss	$(0.5)	$(0.12)	$(1.4)	$(0.30)

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

        We determined the fair value of each of the reporting units based on a discounted cash flow income approach. The income approach indicates the fair value of a business enterprise based on the discounted value of the cash flows that the business can be expected to generate in the future. This analysis is based upon projections prepared by us and data from sources of publicly available information available at the time of preparation. These projections were based on a strategic plan conducted by each business unit using financial projections for a 3 to 5 year time horizon and represented managements best estimate of future results. In making these projections, we considered the markets we are addressing, the competitive environment and our advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. In addition, we performed a macro assessment of the overall likelihood that we would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows.

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

Results of Operations

  Three Months Ended March 29, 2003 Compared to March 30, 2002

        Product Revenue.    Product revenue decreased by $3.2 million, or 43%, from $7.5 million in fiscal year 2002 to $4.3 million in fiscal year 2003. The decrease in revenue was comprised of $2.7 million in our Power Systems Division and $0.5 million in our Electronics Division.

        The decline of $2.7 million in Power Systems was due to significantly lower sales in all product lines. Over half of this variance was in our Power Conversion products where we benefited from an order from a major customer in fiscal year 2002 which was not repeated in fiscal year 2003. In addition to the power conversion product line, the Power Systems Division also experienced shortfalls versus last year in the Test & Measurement, Magnetics and Motors and Service and Parts product lines, reflecting an overall general weakness in the business. Late in the second quarter of 2003, we shipped two UPS systems to third parties — one a 315 KVA unit and one a 2.2 MW unit. Because both transactions had conditions which were not fulfilled as of March 29, 2003, we deferred this revenue.

        The decrease of $0.5 million in the Electronics Division reflected the continued weakness in the telecommunication and semiconductor industries. In part because of general economic weakness, we experienced lower sales in both our commercial and military sectors.

        Funded research and development and other revenue.    Funded research and development and other revenue decreased by $1.5 million, or 54%, from $2.8 million in fiscal year 2002 to $1.3 million in fiscal year 2003. This decrease was primarily attributable to the reduction in revenue of $1.0 million from a program with the Department of Energy to develop low-cost power conversion modules for electric and hybrid-electric vehicles ("AIPM") and $0.8 million from a program with General Atomics to develop integrated power systems for future U.S. Navy's "all-electric" ship platforms ("IPS"). These reductions were the results of AIPM being completed while the IPS contract is nearing completion. The loss in revenue from these programs was offset in part by revenues from new programs, the largest of which is with General Atomics, a $5 million program to continue the development of the Navy's "all-electric" ship platforms. Under this program, we will deliver modular, electric power converter and control assemblies to be installed on the RV Triton, a British research vessel ("TRITON").

        Cost of product revenue.    Cost of product revenue decreased by $2.2 million, or 29%, from $7.8 million in fiscal year 2002 to $5.6 million in fiscal year 2003. This was primarily due to lower material costs of $1.8 million directly related to our decline in revenue. In general, our businesses operate on negative margins at the current revenue levels due to excess manufacturing capacity, which is expensed as incurred. Since our cost structure, except for materials, is relatively fixed, our gross margin is significantly affected by our revenue levels. The large drop in revenues for the quarter was the major reason why our product gross margin declined from -5% in fiscal year 2002 to -31% in fiscal year 2003.

        Funded research and development and other revenue expenses.    Funded research and development and other revenue expenses decreased by $0.4 million, or 25%, from $1.6 million in fiscal year 2002 to $1.2 million in fiscal year 2003. The decrease was directly attributable to the reduction in funded research and development revenue. The gross margin on funded research and other revenues declined from 43% in fiscal year 2002 to 7% in fiscal year 2003. In large part, this decline is reflective of the fact that there is a significant fixed overhead component in our funded research and development and other revenue expenses.

        Unfunded research and development expenses.    Unfunded research and development expenses decreased by over $1.1 million, or 68%, from $1.7 million in fiscal year 2002 to $0.5 million in fiscal year 2003. During fiscal year 2002, we were involved in developing the UPS product line in Power Systems which is largely completed. This is the primary reason for the reduction in unfunded research and development. In addition, we have greatly reduced our development of radio frequency activity in our Electronics Division and terminated the biosensor activity in our Applied Technology Division.

        Selling, general and administrative expenses    Selling, general and administrative expenses decreased by $0.1 million, or 3%, from $4.0 million in fiscal year 2002 to $3.9 million in fiscal year 2003. The decrease was the result of cost savings, the majority of which were associated with the restructuring activities completed during the last half of fiscal year 2002, offset in part by higher legal fees of $0.2 million in fiscal year 2003

        Amortization of intangibles.    Amortization of intangibles remained flat at $0.1 million.

        Write-off of impaired assets.    During the three months ended March 29, 2003, we experienced a significant adverse change in the business climate, in particular, significant reductions in revenues and cash flows. This coupled with our current liquidity issues, required us to consider selling assets unrelated to our engineering and manufacturing expertise in electromechanical systems. The assets and businesses we are considering selling include our Ling test and measurement vibration system business, our patented smart predictive line control technology utilized by the electric arc steel manufacturing industry and patents acquired from Northrop Grumman related to the hybrid electric vehicles. Based on these conditions, we performed an impairment test on an interim basis. We determined the fair value of each of the reporting units based on a discounted cash flow income approach. This analysis was largely based upon historical data. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of the Applied Technology and Electronics reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of March 29, 2003. As a result, the second step of the goodwill impairment test was not required to be completed. We will continue to perform a goodwill impairment test for these reporting units on an annual basis and on an interim basis, if certain conditions exist. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of the Power Systems reporting unit does not exceed its carrying amount. The fair value was determined to approximate the fair value of the net tangible assets. The second step of the impairment test required us to write off the unamortized balance of the goodwill and intangible assets of the Power Systems reporting unit as of March 29, 2003 of $5.8 million.

        Net unrealized gain/(loss) on warrants to purchase common stock.    There was no significant net unrealized gain/(loss) on warrants to purchase common stock in fiscal year 2003 compared with a net unrealized loss of $0.1 million in fiscal year 2002. We account for our warrants to purchase Mechanical

Technology Incorporated's common stock and to purchase Beacon Power Corporation's common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we have recorded these warrants at their fair value at March 29, 2003.

        Write-down of investment in Beacon Power Corporation.    We account for our investment in Beacon Power using the fair value method as set forth in SFAS No. 115, Accounting for Certain Debt and Equity Securities. As of March 29, 2003, the quoted fair market value of Beacon Power's common stock held by the Company was $0.18 per share, or $0.8 million. Our cost basis in our investment in Beacon Power's common stock was approximately $0.30 per share, or $1.4 million, resulting in an unrealized loss of $0.5 million as of March 29, 2003. As of March 29, 2003, we believe the difference in the current fair market value and the cost basis of its investment represents an other than temporary decline based upon our ability and intent to hold the stock for a long enough period of time for it to recover. We recorded a charge of $0.5 million in the statement of operations to realize this loss. After the write-down, the new cost basis of the Beacon Power stock held by the Company is $0.18 per share.

        Interest income/ (expense), net.    Interest expense, net was $0.2 million for fiscal year 2003 compared with interest income, net of $0.0 million for fiscal year 2002, a decrease of $0.2 million. This increase in expense, net is the result of decreased cash and cash equivalents and an increase in borrowings from Silicon Valley Bank. In addition, interest expense includes the amortization of the fair value, as determined using the Black-Scholes option pricing model, of the warrants we issued in connection with our existing line of credit of $0.1 million.

  Six Months Ended March 29, 2003 Compared to March 30, 2002

        Product Revenue.    Product revenue decreased by $4.0 million, or 29%, from $13.6 million in fiscal year 2002 to $9.6 million in fiscal year 2003. The decrease in revenue was comprised of $3.3 million in our Power Systems Division $0.7 million in our Electronics Division.

        The decline of $3.3 million in Power Systems was due to significantly lower sales in all product lines. Approximately two-thirds of this variance was in our Power Conversion and Test & Measurement product lines; we also experienced reductions in our Magnetics and Motors and Service and Parts product lines. These lower sales reflect an overall general weakness in the business. Late in the second quarter of 2003, we shipped two UPS systems to third parties — one a 315 KVA unit and one a 2.2 MW unit. Because both transactions had conditions which were not fulfilled as of March 29, 2003, we deferred this revenue.

        The decrease in Electronics revenue reflected the continued weakness in the telecommunication and semiconductor industries. In part because of general economic weakness, we experienced lower sales in both our commercial and military sectors.

        Funded research and development and other revenue.    Funded research and development and other revenue decreased by $2.2 million, or 43%, from $5.1 million in fiscal year 2002 to $2.9 million in fiscal year 2003. This decrease was primarily attributable to the reduction in revenue of $1.2 million from AIPM, $1.0 million from IPS and $0.5 million from a program with General Atomics for the U.S. Navy's electric missile air launch system ("EMALS"). These reductions were the results of AIPM and EMALS being completed while the IPS contract is nearing completion. The loss in revenue from these programs was offset in part by revenues from new programs, the largest of which are TRITON and a $1.1 million program with EDO Corporation. We earned approximately $0.4 million on each of these programs in the first half of fiscal year 2003. The program with EDO is for the design and development of a power converter for a new mine sweeping system for the U.S. Navy's Organic Airborne and Surface Influence Sweep system ("OASIS").

        Cost of product revenue.    Cost of product revenue decreased by $2.1 million, or 15%, from $13.8 million in fiscal year 2002 to $11.7 million in fiscal year 2003. This was primarily due to lower material costs of $1.9 million directly related to our decline in revenue. In general, our businesses operate on negative margins at the current revenue levels due to excess manufacturing capacity, which is expensed as incurred. Since our cost structure, except for materials, is relatively fixed, our gross margin is significantly affected by our revenue levels. The large drop in revenues for the quarter was the major reason why our product gross margin declined from -1% in fiscal year 2002 to -22% in fiscal year 2003.

        Funded research and development and other revenue expenses.    Funded research and development and other revenue expenses decreased by $0.7 million, or 22%, from $3.3 million in fiscal year 2002 to $2.6 million in fiscal year 2003. The decrease was directly attributable to the reduction in funded research and development revenue. The gross margin on funded research and other revenues declined from 34% in fiscal year 2002 to 10% in fiscal year 2003. In large part, this decline is reflective of the fact that there is a significant fixed overhead component in our funded research and development and other revenue expenses.

        Unfunded research and development expenses.    Unfunded research and development expenses decreased by $2.5 million, or 69%, from $3.6 million in fiscal year 2002 to $1.1 million in fiscal year 2003. During fiscal year 2002, we were involved in developing the UPS product line in Power Systems which is largely completed. This is the primary reason for the reduction in unfunded research and development. In addition, we have greatly reduced our development of radio frequency activity in our Electronics Division and terminated the biosensor activity in our Applied Technology Division.

        Selling, general and administrative expenses    Selling, general and administrative expenses decreased by $0.2 million, or 2%, from $7.9 million in fiscal year 2002 to $7.7 million in fiscal year 2003. This decrease was the direct result of cost savings associated with restructuring activities completed during the last half of fiscal 2002. However, these savings were offset in part by cost associated with higher legal fees of $0.1 million, increases in our allowance for uncollectible accounts of $0.1 million and $0.1 million for severance costs associated with the personnel reductions during the first quarter of fiscal year 2003.

        Amortization of intangibles.    Amortization of intangibles remained flat at $0.3 million.

        Write-off of impaired assets.    During the three months ended March 29, 2003, we experienced a significant adverse change in the business climate, in particular, significant reductions in revenues and cash flows. This coupled with our current liquidity issues, required us to consider selling assets unrelated to our engineering and manufacturing expertise in electromechanical systems. The assets and businesses we are considering selling include our Ling test and measurement vibration system business, our patented smart predictive line control technology utilized by the electric arc steel manufacturing industry and patents acquired from Northrop Grumman related to the hybrid electric vehicles. Based on these conditions, we performed an impairment test on an interim basis. We determined the fair value of each of the reporting units based on a discounted cash flow income approach. This analysis was largely based upon historical data. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of the Applied Technology and Electronics reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of March 29, 2003. As a result, the second step of the goodwill impairment test was not required to be completed. We will continue to perform a goodwill impairment test for these reporting units on an annual basis and on an interim basis, if certain conditions exist. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of the Power Systems reporting unit does not exceed its carrying amount. The fair value was determined to approximate the fair value of the net tangible assets. The second step of the impairment test required us to write off the unamortized balance of the goodwill and intangible assets of the Power Systems reporting unit as of March 29, 2003 of $5.8 million.

        Net unrealized gain/(loss) on warrants to purchase common stock.    There was no significant net unrealized gain/(loss) on warrants to purchase common stock in fiscal year 2003 compared with a net unrealized loss of $0.3 million in fiscal year 2002. We account for our warrants to purchase Mechanical Technology Incorporated's common stock and to purchase Beacon Power Corporation's common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we have recorded these warrants at their fair value at March 29, 2003.

        Write-down of investment in Beacon Power Corporation.    We account for our investment in Beacon Power using the fair value method as set forth in SFAS No. 115, Accounting for Certain Debt and Equity Securities. As of March 29, 2003, the quoted fair market value of Beacon Power's common stock held by the Company was $0.18 per share, or $0.8 million. Our cost basis in our investment in Beacon Power's common stock was approximately $0.30 per share, or $1.4 million, resulting in an unrealized loss of $0.5 million as of March 29, 2003. As of March 29, 2003, we believe the difference in the current fair market value and the cost basis of its investment represents an other than temporary decline based upon our ability and intent to hold the stock for a long enough period of time for it to recover. We recorded a charge of $0.5 million in the statement of operations to realize this loss. After the write-down, the new cost basis of the Beacon Power stock held by the Company is $0.18 per share.

        Interest income/ (expense), net.    Interest expense, net was $0.4 million for fiscal year 2003 compared with interest income, net of $0.2 million for fiscal year 2002, a decrease of $0.6 million. The decrease is the result of decreased cash and cash equivalents and an increase in borrowings from Silicon Valley Bank. In addition, interest expense includes the amortization of the fair value, as determined using the Black-Scholes option pricing model, of the warrants we issued in connection with our existing line of credit of $0.1 million and $0.1 million of costs associated with the forbearance agreement entered into on December 19, 2002.

Liquidity and Capital Resources

        We need an immediate infusion of capital in order to continue operations. We are endeavoring to raise capital by obtaining a third-party guarantee acceptable to our bank (Silicon Valley Bank) which will allow us to access an additional $3 million, beyond the approximate $1.5 million, of which approximately $1 million was used as of May 12, 2003, which we are able to access based upon our current level of eligible receivables. If we are unable to obtain a guarantee that is acceptable to our bank, or secure alternative sources of funds within the next few weeks from the date of this filing, we will need to discontinue some or all of our operations.

        In February of 2003, we received approximately $3 million in proceeds from a private offering of preferred stock and warrants. The terms of this financing also provided that the investors will purchase secured convertible subordinated debentures from us, subject to the satisfaction of two material conditions. We must obtain stockholder approval of the common stock issuable upon conversion of the convertible instruments and a registration statement filed with the Securities and Exchange Commission ("SEC") registering all of the equity securities underlying this transaction must be declared effective. Provided these conditions are satisfied on or before June 18, 2003, we anticipate receiving an additional $0.8 million from the sale of these debentures.

        Our stockholders approved the proposed debenture offering at our annual meeting on April 24, 2003. In addition, we filed the required registration statement with the SEC on March 20, 2003 and received a comment letter from the SEC on April 16, 2003. However there can be no assurance that the registration statement will be declared effective. Failure to have this registration become effective on or before June 18, 2003 would delay the receipt of the anticipated $0.8 million in proceeds from the sale of the debentures and would require us to pay liquidated damages to each of the investors in the private offering of 3% of the investor's investment in the debenture in cash for the first month of delay and 1.5% of the investor's investment for each additional month of delay in cash or shares of our common stock.

        On April 4, 2003, we entered into an Amended and Restated Accounts Receivable Financing Agreement with Silicon Valley Bank, our senior secured lender. In the Agreement, Silicon Valley Bank has agreed to provide us with a line of credit of up to $5 million. Advances under the line of credit are limited to 80% of eligible accounts receivables. Based on current business levels, we believe that we will be able to borrow approximately $1.5 million from Silicon Valley Bank during the current quarter, of which over $1 million is already outstanding. Loans under this line of credit bear interest at the prime rate plus 3.0% per annum. Other customary banking fees are also charged. In connection with this financing, we issued to an affiliate of Silicon Valley Bank a warrant to purchase 210,000 shares of our common stock at an exercise price of $1.05 per share. The terms of the line of credit provide that we will be in default under the line of credit if we are unable to consummate the debenture offering described above on or before July 31, 2003. We are also required to maintain a tangible net worth in excess of $9 million at all times. Unless we are able to stem our current operating losses or sell assets at values higher than reflected on our books of account, we anticipate that our tangible net worth will drop below the required threshold. Unless we can obtain a waiver from Silicon Valley Bank, dropping below this tangible net worth threshold would constitute a default under the line of credit documents. This credit expires on April 3, 2004 and carries a $0.1 million early termination fee.

        In order to sustain current business operations, we believe that we will require approximately $6 million of cash liquidity during the quarter ending June 28, 2003. In addition our current forecast will require approximately an additional $1.5 million in our fiscal fourth quarter before we stem the cash outflow. Of these amounts, approximately $1.5 million is expected to be provided by the Silicon Valley Bank line, $3 million from a third party guarantee acceptable to the bank, and $0.8 million by the debenture offering. Other than the bank line of credit, which is already in place, there can be no assurance that these transactions will take place.

        We have incurred significant costs to develop our technologies and products which has contributed to our need to raise capital. These development and other operating costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years and for the six months ended March 29, 2003. As of March 29, 2003, we had an accumulated deficit of $102.7 million. During the six months ended March 29, 2003, we incurred a loss of $17.5 million and a reduction in our cash, net of borrowings, from $2.1 million to $0.2 million.

        We are addressing additional cash needs through a combination of seeking equity infusions, sales of assets, selective workforce reductions, outsourcing some manufacturing and seeking to form joint ventures. We have embarked on a major restructuring of the Power Systems Division is order to address its cost structure. This initiative has already resulted in significant reductions in our work force, which will be reflected as lower operating expenses in the near future. This restructuring is intended to facilitate our near term goal for the Company to reach a cash flow neutral state by fiscal year-end.

        We have also engaged a financial advisor, Alliant Capital Partners (an affiliate of Silicon Valley Bank), to assist us in disposing of assets unrelated to our engineering and manufacturing expertise in electromechanical systems. The assets and businesses we would consider selling include our Ling test and measurement vibration system business, our patented smart predictive line control technology utilized by the electric arc steel manufacturing industry and patents acquired from Northrop Grumman related to hybrid electric vehicles. For larger systems, such as its UPS system, we intend to enter into strategic alliances for the manufacture, sale, service and distribution of our products.

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

        Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities, public security offerings, capital equipment leases and borrowings on our line of credit.

        As of March 29, 2003, our cash and cash equivalents were $0.3 million, a decrease of $1.8 million from September 30, 2002. Cash used in operating activities for the six months ended March 29, 2003 was $4.9 million as compared to $10.4 million for the six months ended March 30, 2002. Cash used in operating activities during six months ended March 29, 2003 was primarily attributable to the net loss offset by non-cash items such as depreciation and amortization, increases in allowances for doubtful accounts and excess and obsolete inventory, unrealized loss from warrants to purchase common stock, write-off of impaired goodwill and intangible assets, write-down of investment in Beacon Power Corporation, non-cash compensation expense and decreases in working capital.

        Cash used in investing activities during the six months ended March 29, 2003 was $0.2 million as compared to $2.5 million, net of proceeds of $9.9 million from the sale of marketable securities, for the six months ended March 30, 2002. This was primarily the result due to a planned reduction in capital expenditures.

        Cash provided by financing activities for the six months ended March 29, 2003 was $3.2 million as compared to cash used by financing activities of $0.2 million for the six months ended March 30, 2002. Net cash provided by financing activities during the six months ended March 29, 2003 includes $3.2 million from the proceeds from the sale of the Series A Preferred Stock and $0.1 million of net borrowing under the bank line of credit offset by $0.1 million of repayment of long-term debt.

        We lease equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments, as of March 29, 2003, under the capital and operating leases with non-cancelable terms are as follows:

Year Ended September 30,	Capital Leases	Operating Leases
2003	$183,367	$1,027,032
2004	341,786	739,570
2005	236,456	501,108
2006	316,762	262,367
2007	—	264,000
Thereafter	—	904,000

Total (Operating lease commitments not reduced by minimum sublease rentals of $259,352)	$1,078,371	$3,698,077

Effects of Inflation

        We believe that inflation and changing prices over the past three years have not had a significant impact on our net revenue or on our income from continuing operations.

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Statement ("SFAS") No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on our financial position or results of operations.

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

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our financial position or results of operations.

        In October 2002, FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets, including those acquired in transactions between two or more mutual enterprises. The provisions of the statement will be effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on our financial position or results of operations.

        In November 2002, FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 3 ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees), (b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement (performance guarantees), (c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and (d) indirect guarantees of the indebtedness of others. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have made no guarantees, including indirect guarantees of indebtedness of others.

        In November 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, effective for arrangements entered into after June 15, 2003. This issue defines units of accounting for arrangements with multiple deliverables resulting in revenue being allocated over the units of accounting for revenue recognition purposes. The adoption of this statement is not anticipated to have a material effect on our financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, an amendment to FASB Statement No. 123. This Statement amends FASB Statement No.123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial reporting. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on our financial position or results of operations.

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

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. SFAS No. 149 will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. This statement will be applicable to existing contracts and new contracts entered into after June 30, 2003 if those contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. We do not expect the adoption of SFAS No. 149 to have a material effect on our results of operations or financial condition.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings:

        From time to time, we are a party to routine litigation and proceedings in the ordinary course of business. We are not aware of any current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or net cash flows.

Item 2.    Changes in Securities and Use of Proceeds:

        On February 18, 2003, we issued to 21 accredited investors, in connection with the purchase of the Series A Convertible Preferred Stock, $0.01 par value per share ("Series A Preferred Stock"), warrants to purchase up to 1,269,000 shares of our common stock, $0.01 par value per share ("Common Stock"), at an exercise price of $0.01 per share. On February 19, 2003, we issued 1,258,549 shares of our Common Stock, in connection with the exercise of these warrants. This Common Stock was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

        On February 18, 2003, we issued to 21 accredited investors, in connection with the purchase of the Series A Preferred Stock, warrants to purchase up to 1,269,000 shares of our Common Stock, at an exercise price of $1.50 per share. These warrants expires on February 19, 2008. These warrant were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

        H.C. Wainwright & Co., Inc. ("H.C. Wainwright") served as placement agent for the Series A financing transaction and on February 18, 2003 received as part of its commission a warrant from us to purchase an aggregate of 163,145 shares of Common Stock at an exercise price of $0.01 per share. This warrant is immediately exercisable and expires on February 18, 2008. In connection with the closing of the transactions contemplated by the Note and Warrant Purchase Agreement, H.C. Wainwright received an additional warrant from us to purchase an aggregate of 42,920 shares of Common Stock at an exercise price of $0.01. This warrant is exercisable from the closing of the transactions contemplated by the Note and Warrant Purchase Agreement and expires on February 18, 2008. In addition, H.C. Wainwright agreed to receive a warrant from us to purchase an aggregate of 100,148 shares of Common Stock at an exercise price of $0.01 per share in lieu of the cash placement fee due to it by us in connection with the closing of the transactions contemplated by the Note and Warrant Purchase Agreement. This warrant was issued on February 18, 2003 but is exercisable only upon the closing of the transactions contemplated by the Note and Warrant Purchase Agreement and will expire on February 18, 2008. These warrants were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

        On April 4, 2003, we issued to Silicon Valley Bank, in connection with the Amended and Restated Accounts Receivable Financing Agreement with Silicon Valley Bank, a warrant exercisable for 210,000 shares of our common stock, at an exercise price of $1.05 per share. The warrant expires on April 3, 2010. This warrant was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

Item 3.    Defaults Upon Senior Securities:

        Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders:

        At the Company's Annual Meeting of Stockholders (the "Annual Meeting") held on April 24, 2003, the Company's stockholders approved the following:

PROPOSAL		FOR	AGAINST/ WITHHELD	ABSTAIN	BROKER NON-VOTES
(1)	To elect the following Class III Directors:
	Marshall J. Armstrong	15,266,682	1,128,424
	Anthony J. Villiotti	15,687,315	707,791

The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are David B. Eisenhaure, Alan P. Goldberg, James L. Kirtley, Jr., Michael C. Turmelle and Gerald L. Wilson.
(2)	To approve the issuance of shares of the Company's Common Stock that may be issuable upon conversion, redemption or exchange of the Series A Preferred Stock	7,441,469	737,307	52,790	8,163,540
(3)	To ratify the selection of Grant Thornton LLP as independent auditors for the fiscal year ending September 30, 2003	16,303,272	51,720	40,114

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

            On February 14, 2003, we filed a Current Report on Form 8-K, dated February 11, 2003, to report under Item 5 that we and Silicon Valley Bank amended our forbearance agreement, dated December 19, 2002.

            On February 19, 2003, we filed a Current Report on Form 8-K, dated February 18, 2003, to report under Item 5 that we finalized a $4 million financing transaction.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SATCON TECHNOLOGY CORPORATION
Date: May 13, 2003	By:	/s/ RALPH M. NORWOOD Ralph M. Norwood Vice President and Chief Financial Officer

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

Date: May 13, 2003	By:	/s/ DAVID B. EISENHAURE David B. Eisenhaure President and Chief Executive Officer

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls with regard to significant deficiencies and material weaknesses. or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions

Date: May 13, 2003	By:	/s/ RALPH M. NORWOOD Ralph M. Norwood Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1	Amended and Restated Accounts Receivable Financing Agreement, dated April 4, 2003, by and among the Registrant and Silicon Valley Bank.
10.2
Stock Purchase Warrant issued on April 4, 2003 by the Registrant to Silicon Valley Bank together with Amendment No. 2 to the Registration Rights Agreement, dated April 4, 2003, by and among Silicon Valley Bank, Silicon Valley Bancshares and the Registrant.
99.1	Risk Factors
99.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002