Form 10-K/A
period 2002-09-30
SATCON TECHNOLOGY CORP
filed 2003-08-06
CIK 889423

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

        Since 1996, we have expanded our business and capabilities through several acquisitions. In January 1997, we acquired our MagMotor division, a manufacturer of custom and standard electric motors. In April 1997, we acquired Film Microelectronics, Inc., a manufacturer of thin film substrates and hybrid microelectronics. In January 1999, we acquired Inductive Components, Inc., a value-added supplier of customized electric motors, and Lighthouse Software, Inc., a supplier of control software for machine tools. We acquired HyComp, Inc., a manufacturer of hybrid microelectronics in April 1999 followed by Ling Electronics, Inc., a manufacturer of shaker vibration test systems, power converters, amplifiers and controllers, which we acquired in October 1999. In November 1999, we acquired intellectual property, tooling and other assets from Northrop Grumman Corporation used in their power electronics business area. In July 2001, we acquired substantially all of the assets of Inverpower Controls, Ltd., a manufacturer of power electronics and high-speed digital controls for use in industrial power and power quality systems. Inverpower also has UL and CE certification capability. On September 27, 2002, we entered into an Asset Purchase Agreement to acquire the machinery, inventory, backlog and intellectual property of Sipex Corporation's thin film and hybrid assembly operations that supplied product to the defense and aerospace industry. A significant portion of our Electronics' revenue is derived from the defense and aerospace industries and the acquisition of Sipex assets provides access to some new customers and the opportunity to offer additional products to Sipex's customer base.

        These acquisitions have provided us with increased revenues, a manufacturing capability to transition our technology into commercial products, and an expanded customer base. We sell our current products into the following markets:

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

        Revenues for our fiscal years ended September 30, 2002, 2001 and 2000 were $41.6 million, $41.7 million and $31.1 million, respectively. We sell our products both domestically and internationally, and our international sales for our fiscal years ended September 30, 2002, 2001 and 2000 were $7.2 million, $6.1 million and $3.4 million respectively.

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

        In fiscal 2002, Mike Williams came in to serve as senior Vice-President and General Manager of SatCon Power Systems. Mike began his career with General Electric (GE) in 1969 and most recently he managed the Industrial Systems Solutions division. Also joining us this past fiscal year was our new Chief Financial Officer, Ralph Norwood. Ralph worked for over twenty years at Polaroid Corporation where he served as both the vice president and treasurer and the vice president and controller of the corporation.

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

Industry Background

        In the United States, we see several trends developing which will have the effect of increasing the demand for power electronics and alternative energy products including:

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

        Beacon Power Corporation, a former affiliate of the company, develops and market composite material based flywheels for telecommunications applications. Our UPS systems also use flywheel energy storage devices. Beacon Power's flywheels are designed for different applications and are not appropriate for our product line. The flywheels used in our UPS systems are large, steel flywheels, much larger and much lower cost than those manufactured by Beacon Power. In May 2001, we agreed to collaborate on a smaller sized 250 kilowatt UPS system using a Beacon Power supplied steel flywheel; however in fiscal 2002, we decided to discontinue our collaboration with Beacon Power on the 250 kilowatt UPS system. We decided at this time that "going alone" on the development of larger UPS systems offered a higher opportunity for a return on investment. The Company has no current business relationship with Beacon Power.

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

        In past years, we have attempted to enter the hybrid-electric vehicle drivetrain market; however, the market for our products in this field has not materialized. We continue to offer hybrid-electric drivetrain products because we continue to believe that there is a potential market for hybrid-electric vehicles as a whole. To better take advantage of this potential market, we are developing power electronics systems and components as well as auxiliary motors for use in hybrid-electric vehicles.

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

        During the fiscal year 2001, low-cost was a key attribute based on the major products that we were marketing and manufacturing during the majority of that year. During fiscal year 2002, we focused on higher priced products such as our UPS System, Power Conditioning Systems and Power Control Modules, and no longer believe that low-cost is a key attribute of our solution.

Strategy

        Our strategy is to use our expertise and proprietary technologies to position SatCon to benefit from an increase in demand for power electronics and alternative energy products. Our strategy to establish this positioning is two-fold: first, since the power control system is an enabler for critical power products, we believe that our control system expertise positions us to be a valued supplier to the marketplace; second, we believe that we possess the enabling technology in power electronics, magnetics and software controls to position SatCon to compete as an integrator of critical power systems—developing innovative power systems using our power electronics and control software and integrating third party power generation and energy storage.

        Our critical power customers include semiconductor fabricators, industrial manufacturers, defense and aerospace contractors, and communication systems. We believe that by designing and developing our products with cross-market applications, our success should be less dependent upon the adoption of a specific application or on the business of a single market participant. To accomplish our objective, we are also pursuing the following:

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

Products

        We design, develop and manufacture high-efficiency, high-reliability and long-lived critical power products that convert, store and manage electricity. We are using our electronics and manufacturing expertise to develop products that meet the high-reliability, high-efficiency, low-cost and compact-size requirements of the distributed power generation and power quality markets. Our products have a wide range of prices from several cents for electronics resistors to several thousand of dollars for complex packaged circuits; from several hundreds of dollars for precision industrial automation motors to tens of thousands of dollars for computer driven specialty motor systems; from hundreds of thousands of dollars for smaller UPS systems to over one million dollars for larger UPS systems depending on the accessories ordered by our customers. Our funded research and development is priced according to the level of complexity of the project, the amount of deliverable units and the time and effort entailed by each project. Prices charged can range from a few hundreds of thousands of dollars to several million dollars for each project. Our products are sold through our three business units:

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

SatCon's 2.2 Megawatt Rotary UPS System

        Our Rotary UPS product combines a diesel generator, supplied by Cummins, Inc., who SatCon identified as its preferred supplier in March of 2002, a flywheel energy storage system, electronics and a proprietary control system into an uninterruptible power supply. We believe that this system is an attractive alternative to lead-acid battery based UPS systems due to its seamless transition during power outages, increased reliability, longer life and the ability to operate effectively in remote locations.

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

Power Control Modules

        As part of a defense contractor team that includes General Atomics and Gibbs and Cox, we have been developing an Integrated-Fight-Through-Power System for potential application to the U.S. Navy's "all-electric" ship. As part of the most recent program phase, awarded in late fiscal year 2002, we are under contract to deliver modular, electrical power converter and control assemblies, or Power Control Modules for land testing. The next phase of the program requires us to deliver power control modules for installation on the RV Triton, a British research vessel, for at-sea testing. In December of 2002, General Atomics issued a purchase order to us calling for $5.2 million in deliverables for the Triton project over a two year period commencing in December of 2002. As is typical of government subcontracts of this nature, this purchase order is cancelable at any time for the convenience of General Atomics. As part of the Navy's on-going development of the "all-electric" ship platform, we have been awarded approximately $12.0 million in product development funding to date, $8.9 million of which was awarded in fiscal 2002.

        In order to formalize potential collaboration with General Atomics on future work relating to shipboard power distribution, we entered into a teaming agreement with General Atomics in February 2003 in which each agrees to assist the other in preparing proposals. It further provides that if General Atomics is seeking work in the program area, it will use us as its subcontractor and we agree that we will not collaborate with another entity if General Atomics is soliciting work in that area. It is the intent of the parties to coordinate their respective endeavors in order to obtain additional contracts in the program area. The term of the teaming agreement is three years, unless terminated earlier by mutual agreement of the parties. However, there can be no assurance that any material revenues or expenses will be associated with the teaming agreement in the future.

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

Backlog

        Our backlog consists primarily of product development contracts, orders for critical power systems, electronics and motion control products. At September 30, 2002, our backlog was approximately $16 million. Of this amount, approximately $13 million is scheduled to be shipped during fiscal year

2003. These amounts exclude approximately $2 million of UPS orders booked in November 2001. The initial UPS orders booked in November of 2001 had an October 2002 delivery date. The UPS systems were unable to be delivered by the required date due to technical and regulatory difficulties. During the critical last test run of the first UPS unit in Q2 of 2002, the clutch failed. We immediately initiated a design review process and brought in several outside consultants to assist in rectifying the problem. The design review process identified a number of technical issues that required several months to resolve. The overhaul of the design set the program back four to six months. Additionally, during this period, California imposed new requirements under Rule 21 for products such as our UPS systems to tie into the utility grid. Although we have resolved the technical issues and believes our units meet the regulatory requirements, we have not yet received approval from the state that our UPS system complies with the rule. Because of the delay in delivery and uncertainty over meeting Rule 21 requirements, the order has been withdrawn. Many of our contracts and sales orders may be canceled at any time with limited or no penalty. In addition, contract awards may be subject to funding approval from the U.S. government and commercial entities, which involves political, budgetary and other considerations over which we have no control. Our backlog at September 30, 2001 was $21.0 million. We believe that our backlog at any time should not be used as an indication of future revenue.

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

        As of December 10, 2002, we held 75 U.S. patents and had 10 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe and Asia. In addition, we have a non-exclusive, royalty-free license for non-automotive applications for 38 other patents that were issued to our employees and subsequently assigned to DaimlerChrysler. The expiration dates of our patents range from 2007 to 2021, with the majority expiring after 2016.

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

        As of September 30, 2002, the quoted fair market value of Beacon Power's common stock held by us was $0.17 per share, or $0.8 million. Our historical cost basis in our investment in Beacon Power's common stock was approximately $0.59 per share, or $2.8 million, resulting in an unrealized loss of $2.0 million as of September 30, 2002. We determined that of this $2.0 million, $1.4 million represented an other than temporary decline based on the extent and length of time the stock has been below its cost basis as well as our assessment of the financial condition and near term prospects of Beacon Power. We recorded a charge of $1.4 million in the statement of operations to realize this portion of the loss. This charge was measured based on the trading value of Beacon Power's common stock during the month of November and early December and was less than the gross unrealized loss due to subsequent recovery of Beacon Power's stock price, as well as our ability and intent to hold the stock for a long enough period of time for it to recover to the new cost basis. After this write-down, the new cost basis of the Beacon Power common stock held by us is approximately $0.30 per share and the unrealized loss of the Beacon Power common stock held by us was $0.6 million as of September 30, 2002.

        The following summarizes our investment in Beacon Power Corporation:

	As of September 30, 2002		As of September 30, 2001
	$ (In millions)	Per Share of Beacon Power Corporation Common Stock	$ (In millions)	Per Share of Beacon Power Corporation Common Stock
Carrying Value	$0.8	$0.17	$7.2	$1.52
Cost	$1.4	$0.30	$2.8	$0.59
Unrealized Gain/(Loss)	$(0.6)	$(0.13)	$4.4	$0.93
Realized Loss	$(1.4)	$(0.30)	$—	$—

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

        We completed the first step of the transitional goodwill impairment test based on the amount of goodwill as of the beginning of fiscal year 2002, as required by SFAS No. 142. We determined the fair value of each of the reporting units based on a discounted cash flow income approach. The income approach indicates the fair value of a business enterprise based on the discounted value of the cash flows that the business can be expected to generate in the future. This analysis is based upon projections prepared by management and data from sources of publicly available information available at the time of preparation. These projections were based on a strategic plans conducted by each business unit using financial projections for a 3 to 5 year time horizon and represented managements best estimate of future results. In making these projections, the Company considered the markets it was addressing, the competitive environment and its advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. In addition, the Company performed a macro assessment of the overall likelihood that it would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows. Based on the results of the first step of the transitional goodwill impairment test, we determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of October 1, 2001. As a result, the second step of the transitional goodwill impairment test was not required to be completed. We performed a goodwill impairment test on the amount of goodwill as of the beginning of our fiscal fourth quarter 2002, as required by SFAS No. 142 on an annual basis. We again determined the fair value of each of the reporting units based on a discounted cash flow income approach consistent with the initial test. Based on the results of the first step of the annual goodwill impairment test, we determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of the beginning of our fiscal fourth quarter 2002. As a result, the second step of the annual goodwill impairment test was not required to be completed. We will continue to perform a goodwill impairment test on an annual basis and on an interim basis, if certain conditions exist.

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

        Within Power Systems, revenue from magnetic levitation and high performance motor products declined 35% from $7.2 million in 2001 to $4.7 million in 2002. This decrease was due in large part to the decline in revenue from magnetic levitation products due to the weak semiconductor industry. In addition, revenue from vibration test equipment ("Shaker") was down 39% from $12.2 million in 2001 to $7.5 million in 2002. This reduction in Shaker revenue was due in part to the disruption caused by the relocation of the business from Anaheim, CA to Worcester, MA during the last half of 2002. These decreases were more than offset by an increase in revenue from power conversion products from $0.8 million in 2001 to $7.7 million in 2002. This increase was due largely to the fact that Inverpower was acquired in July 2001 and, as a result, represented less than three months of business in 2001. Revenue from power conversion products in 2002 included $2.4 million from our StarSine Power Conditioning System (PCS) to FuelCell Energy, $1.8 million from our Inverpower Brand Smart Predictive Line Controllers (SPLC) to Hatch Steltech, Ltd. and $0.3 million from a 250-kilowatt power conversion system to Siemens Westinghouse.

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

        Funded research and development and other revenue decreased by $0.1 million, or 1% from $10.9 million to $10.8 million. The largest change was the increase of $1.7 million from $2.7 million to $4.4 million in funded research and development revenue from a program with General Atomics to develop high power converter assemblies for the U.S. Navy's next generation of modern "all-electric" ships offset by decreases of $0.6 million from $3.1 million to $2.5 million from a Department of Energy program to develop low-cost power conversion modules for electric and hybrid-electric vehicles and $0.6 million from $1.1 million to $0.5 million with General Atomics from the U.S. Navy's electric missile air launch system program. During 2002, we received all of the funding under the Department of Energy contract of $10.0 million and expect to complete final hardware deliveries in the first half of fiscal year 2003.

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

        Within Power Systems, power products accounted for $6.1 million of the increase due primarily to the full year effect of the Inverpower acquisition. This increase was offset by a decrease of $2.3 million in the Shaker, magnetic levitation and high performance motors cost of product revenue, which all experienced volume reductions in 2002. Inventory obsolescence charges for Power Systems products totaled $1.9 million in 2002 compared with $0.2 million in 2001. These charges in 2002 represented $1.0 million in power conversion products, $0.6 million in Shakers and $0.3 million in other products. We purchased significant quantities of inventory related to our power conversion products during 2001 and 2002. When the primary customer for these products became insolvent in 2002, we determined not to continue in this line of business and as a consequence the inventory that we maintained was no longer salable in the ordinary course of business and had to be substantially reserved. As a consequence, our reserves against inventory as a percentage of gross inventory rose from 15.2% at the end of fiscal 2001 to 23.6% at the end of fiscal 2002. With the exception of certain materials that were scrapped, we have not disposed of the inventory that was the subject of the obsolescence charge. We intend to identify other potential opportunities and markets for these products, however, until that is known we believe that the carrying value approximates fair value.

        The Electronics Division was able to realize a decrease in its cost of product revenue despite a 3% increase in revenue. This decrease was primarily due to lower spending resulting from its restructuring program, and, to a lesser extent, lower material costs as a percentage of revenue. Charges for inventory obsolescence were $0.4 million in each year.

        In general, our businesses operate on thin margins at the current revenue levels. Our cost structure, except for materials, is relatively fixed and includes such costs as manufacturing labor, facilities and equipment. Gross margin from product revenue as a percentage of product revenue decreased from 10% in 2001 to 4% in 2002. During 2002, we increased our fixed costs significantly as a result of relocating our Power Systems main facility from a 17,000 square foot facility to a 65,000 square foot facility. In addition, we began depreciating significant capital improvements we made to this facility.

Funded research and development and other revenue expenses.

        Funded research and development and other revenue expenses decreased by $0.3 million, or 4%, from $7.4 million in 2001 to $7.2 million in 2002. The largest change was the increase of $1.2 million from $1.9 million to $3.1 million in funded research and development revenue expenses from a program with General Atomics to develop high power converter assemblies for the U.S. Navy's next generation of modern "all-electric" ships offset by a decrease of $0.4 million from $0.8 million to $0.4 million from a program with General Atomics for the U.S. Navy's electric missile air launch system program. In addition, we provided an additional provision of $0.1 million for contract losses during 2002. Although revenue from the Department of Energy program to develop low-cost power conversion modules for electric and hybrid-electric vehicles decreased by $0.6 million, the costs remained flat at $1.9 million.

Unfunded research and development expenses.

        Unfunded research and development expenses decreased by $0.4 million, or 6%, from $6.2 million in 2001 to $5.9 million in 2002. The decrease is due to the near completion of the internally funded research and development projects including the power inverter for an on-site power generation system and our 250 kilowatt and 2.2 megawatt rotary UPS and power quality systems. The Company has not yet derived any revenue from this investment.

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

Restructuring costs.

        During April 2002, we commenced a restructuring plan designed to streamline our production base, improve efficiency and enhance our competitiveness and recorded a restructuring charge of $1.5 million. The restructuring charge includes approximately $0.6 million for severance costs associated with the reduction of approximately 60 employees, or 17% of the work force. The reductions occurred in the following business segments: Applied Technology—9: Corporate—2; Electronics—16; and Power Systems—33. On a functional basis, the reductions were: manufacturing—45; research and development—4; and selling, general and administrative—11. As of September 30, 2002, 56 employees have been terminated and the remaining 4 are expected to be terminated by March 2003. In addition, as of September 30, 2002, $0.5 million of the severance has been paid and the remaining severance will be paid by March 2003. The balance of the restructuring charge relates to the closing of the Anaheim, CA facility. These costs include approximately $0.3 million of cash charges primarily related to rent, real estate taxes and operating costs to be paid through the remainder of the lease and an estimated $0.3 million of other cash charges for restoration and clean-up. In addition, approximately $0.2 million of the restructuring charge relates to non-cash charges on assets to be disposed of. We anticipate the Anaheim, CA manufacturing facility will be closed during the second quarter of fiscal year 2003.

        We believe that we have reduced our labor and overhead expense in excess of $6.0 million on an annual basis and first began to realize these savings in April of 2002. The majority of these reductions occurred as a result of personnel layoffs and, to a lesser degree, from the closing of our Anaheim location and consolidating the Anaheim operation in our facility in Worcester, MA. Since only a small portion of our labor and overhead spending varies directly with revenue this reduction had the effect of lowering our quarterly revenue breakeven point to approximately $15 million.

Net unrealized loss on warrants to purchase common stock.

        Net unrealized loss on warrants to purchase common stock decreased by $1.0 million, or 65%, from $1.5 million in 2001 to $0.5 million in 2002. We account for our warrants to purchase Mechanical Technology Incorporated's common stock and to purchase Beacon Power's common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we have recorded these warrants at their fair value at September 30, 2002 and recorded and unrealized loss of $0.5 million during 2002. The fair value of our warrants to purchase Mechanical Technology Incorporated's common stock decreased by $0.3 million from $0.3 million to $0.0 million. The fair value of our warrants to purchase Beacon Power's common stock decreased by $0.2 million from $0.2 million to $0.0 million.

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

        We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of September 30, 2002, we had an accumulated deficit of $85.2 million. During the fiscal year ended September 30, 2002, we incurred a loss of $20.8 million and a reduction in our cash from $20.9 million to $2.1 million. Due to a planned reduction in capital expenditures, we were able to slow our cash burn rate from $7.9 million in the first quarter of fiscal year 2002 to $5.2 million in the second quarter. Due to the restructuring plan, we were able to further reduce our cash burn rate to $3.5 million and $2.1 million in the third and fourth quarters of fiscal year 2002, respectively.

        In April 2002, we had a business goal of achieving $15 million of quarterly revenue, which would have enabled us to achieve a breakeven cash run rate. However, our revenue growth did not materialize as projected and we achieved sales of only $11.2 million, well short of this goal. We experienced disappointing sales levels during the last half of calendar 2002. This experience, coupled with the delayed introduction of our new UPS product line and the weak economy contributes to our belief that the fourth quarter of fiscal year 2003 will be the earliest we could reasonably achieve a breakeven cash run rate. Given our current operating plan, we do not expect to achieve $15 million of quarterly revenue until the fourth quarter of fiscal year 2003 at the earliest. As a result, because we had only $2.1 million in cash at the end of fiscal year 2002, we will need at least $9 million to $10 million in borrowing capacity and additional capital, in the aggregate, in order to fund our current business plan for the next 12 months. We may also need additional future funds in order to fund unanticipated operating losses, to grow, to develop new or enhance existing products and services and to respond to competitive pressures.

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

        As of September 30, 2002, our cash, cash equivalents and marketable securities were $2.1 million, a decrease of $18.8 million from September 30, 2001. Cash used in operating activities for the fiscal year ended September 30, 2002 was $15.3 million as compared to $11.0 million in 2001. Cash used in operating activities during the fiscal year ended September 30, 2002 was primarily attributable to our net loss offset by non-cash items such as depreciation and amortization, increases in allowances for uncollectible accounts and excess and obsolete inventory, realized gain on sale of marketable securities, net unrealized loss from warrants to purchase common stock, write-off of impaired assets, write-down of investment in Beacon Power Corporation, non-cash compensation expense and changes in working capital. Our accounts receivables, net declined from $8.6 million as of September 30, 2001 to $7.2 million as of September 30, 2002. The primary reason for this improvement was our focus on decreasing working capital and improving liquidity.

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

/s/ GRANT THORNTON LLP

Boston, Massachusetts
December 20, 2002

        Provided below, pursuant to Rule 2-02(e) of Regulation S-X, is a copy of the accountants report issued by Arthur Andersen LLP, our former independent public accountants, in connection with the filing of our Annual Report of Form 10-K for the fiscal year ended September 30, 2001. This audit report has not been reissued by Arthur Andersen in connection with the filing of this Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Note that the previously issued Arthur Andersen report includes references to certain fiscal years which are not required to be presented in the accompanying consolidated financial statements as of and for the year ended September 30, 2002. We are unable to obtain a reissued accountants report from Arthur Andersen, and we will be unable to obtain future accountants reports from Arthur Andersen, because Arthur Andersen has discontinued its auditing practice. This means that we will also be unable to obtain consents to incorporate any financial statements audited by Arthur Andersen into registration statements that we may file in the future or that we may have previously filed. Accordingly, investors will not be able to sue Arthur Andersen pursuant to Section 11(a)(4) of the Securities Act with respect to any such registration statements and, therefore, ultimate recovery on a successful claim may be limited. The ability of investors to recover from Arthur Andersen may also be limited as a result of Arthur Andersen's financial condition or other matters resulting from the various civil and criminal lawsuits against that firm.

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

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
For the Years Ended September 30, 2002, 2001 and 2000

								Accumulated Other Comprehensive Loss
	Common Shares	Common Stock	Additional Paid-in Capital	Common Shares Held in Escrow	Common Stock Held in Escrow	Amounts Receivable From Exercise of Stock Options	Accumulated Deficit	Unrealized Gain/ (Loss) on Marketable Securities	Unrealized Gain/ (Loss) on Beacon Power Corporation
Balance, September 30, 1999	9,617,009	$96,170	$37,074,161	42,860	$(428,600)	$(1,816,667)	$(30,254,195)	—	—
Net loss	—	—	—	—	—	—	(9,941,145)	—	—
Common stock issued in connection with Ling acquisition	770,000	7,700	7,748,656	—	—	—	—	—	—
Common stock issued in connection with MTI investment	1,030,000	10,300	6,964,926	—	—	—	—	—	—
MTI warrants received in connection with MTI investment	—	—	3,495,438	—	—	—	—	—	—
Valuation adjustment for MTI warrants	—	—	—	—	—	—	—	—	—
Common stock issued in connection with NGC asset acquisition	578,761	5,788	5,465,770	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	1,025,641	10,256	7,989,744	—	—	—	—	—	—
Exercise of common stock options	701,774	7,018	5,496,853	—	—	—	—	—	—
Exercise of common stock warrants	118,000	1,180	1,111,720	—	—	—	—	—	—
Payments on amounts receivable from exercise of stock options	—	—	—	—	—	1,816,667	—	—	—
Valuation adjustment for common stock held in escrow	—	—	257,160	—	(257,160)	—	—	—	—
Common stock released from escrow	—	—	—	(42,860)	685,760	—	—	—	—
Accretion of redeemable convertible preferred stock discount	—	—	(3,105,888)	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—

Comprehensive loss
Balance, September 30, 2000	13,841,185	$138,412	$72,498,540	—	—	—	$(40,195,340)	—
Net loss	—	—	—	—	—	—	(22,323,625)	—
Exercise of common stock options	88,484	885	676,192	—	—	—	—	—	—
Exercise of common stock warrants, net of issuance costs of $230,580	777,000	7,770	6,321,750	—	—	—	—	—	—
Termination of contingent put right granted to Class D preferred stockholders of Beacon Power Corporation	—	—	5,831,879	—	—	—	—	—	—
Net gain on investment in Beacon Power Corporation	—	—	10,779,224	—	—	—	—	—	—
Distribution of Beacon Power Corporation common stock	—	—	(2,963,240)	—	—	—	—	—	—
Cumulative effect of accounting change for Mechanical Technology Incorporated warrants	—	—	—	—	—	—	—	—	—
Reclassification of common stock warrants from equity to liability	—	—	(1,505,421)	—	—	—	—	—	—
Common stock issued in connection with settlement agreement	12,500	125	162,375	—	—	—	—	—	—
Retirement of treasury shares	(44,500)	(445)	(249,259)	—	—	—	—	—	—
Sale of common stock, net of offering costs of $671,679	1,464,928	14,649	17,075,924	—	—	—	—	—	—
Common stock issued in connection with Inverpower Controls Ltd. acquisition	400,000	4,000	3,913,600	—	—	—	—	—	—
Cumulative effect of accounting change to record beneficial conversion feature of redeemable preferred stock	—	—	1,940,798	—	—	—	(1,940,798)	—	—
Record charge for acceleration of stock option vesting schedule	—	—	111,250	—	—	—	—	—	—
Change in unrealized gain on marketable securities	—	—	—	—	—	—	—	26,367	—
Change in unrealized gain on Beacon Power Corporation common stock	—	—	—	—	—	—	—	—	4,364,035
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—

Comprehensive loss
Balance, September 30, 2001	16,539,597	$165,396	$114,593,612	—	—	—	$(64,459,763)	$26,367	$4,364,035
Net loss	—	—	—	—	—	—	(20,760,598)	—	—
Change in unrealized gain on marketable securities	—	—	—	—	—	—	—	(26,367)	—
Change in unrealized gain (loss) on Beacon Power Corporation common stock	—	—	—	—	—	—	—	—	(6,352,979)
Other than temporary write-down of investment in Beacon Power Corporation	—	—	—	—	—	—	—	—	1,400,000
Reclassification of common stock warrants from liability to equity	—	—	192,448	—	—	—	—	—	—
Stock-based compensation related to options to purchase common stock to consultants	—	—	49,741	—	—	—	—	—	—
Issuance of common stock to 401(k) Plan	202,049	2,020	421,071	—	—	—	—	—	—
Issuance of warrants to purchase common stock	—	—	510,820	—	—	—	—	—	—
Record charge for acceleration of stock option vesting schedule	—	—	33,000	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—

Comprehensive loss
Balance, September 30, 2002	16,741,646	$167,416	$115,800,692	—	—	—	$(85,220,361)	$—	$(588,944)

The accompanying notes are an integral part of these consolidated financial statements.

 SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
For the Years Ended September 30, 2002, 2001 and 2000 (continued)

	Accumulated Other Comprehensive Loss
	Valuation Adjustment for MTI warrants	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss	Treasury Shares	Treasury Stock	Total Stockholders' Equity	Comprehensive Loss
Balance, September 30, 1999	$—	$—	$—	44,500	$(249,704)	$4,421,165
Net loss	—	—	—	—	—	(9,941,145)	$(9,941,145)
Common stock issued in connection with Ling acquisition	—	—	—	—	—	7,756,356	—
Common stock issued in connection with MTI investment	—	—	—	—	—	6,975,226	—
MTI warrants received in connection with MTI investment	—	—	—	—	—	3,495,438	—
Valuation adjustment for MTI warrants	(1,021,725)	—	(1,021,725)	—	—	(1,021,725)	(1,021,725)
Common stock issued in connection with NGC asset acquisition	—	—	—	—	—	5,471,558	—
Conversion of redeemable convertible preferred stock into common stock	—	—	—	—	—	8,000,000	—
Exercise of common stock options	—	—	—	—	—	5,503,871	—
Exercise of common stock warrants	—	—	—	—	—	1,112,900	—
Payments on amounts receivable from exercise of stock options	—	—	—	—	—	1,816,667	—
Valuation adjustment for common stock held in escrow	—	—	—	—	—	—	—
Common stock released from escrow	—	—	—	—	—	685,760	—
Accretion of redeemable convertible preferred stock discount	—	—	—	—	—	(3,105,888)	—
Foreign currency translation adjustment	—	(51,778)	(51,778)	—	—	(51,778)	(51,778)

Comprehensive loss							$(11,014,648)

Balance, September 30, 2000	$(1,021,725)	$(51,778)	$(1,073,503)	44,500	$(249,704)	$31,118,405
Net loss	—	—	—	—	—	(22,323,625)	$(22,323,625)
Exercise of common stock options	—	—	—	—	—	677,077	—
Exercise of common stock warrants, net of issuance costs of $230,580	—	—	—	—	—	6,329,520	—
Termination of contingent put right granted to Class D preferred stockholders of Beacon Power Corporation	—	—	—	—	—	5,831,879	—
Net gain on investment in Beacon Power Corporation	—	—	—	—	—	10,779,224	—
Distribution of Beacon Power Corporation common stock	—	—	—	—	—	(2,963,240)	—
Cumulative effect of accounting change for Mechanical Technology Incorporated warrants	1,021,725	—	1,021,725	—	—	1,021,725	—
Reclassification of common stock warrants from equity to liability	—	—	—	—	—	(1,505,421)	—
Common stock issued in connection with settlement agreement	—	—	—	—	—	162,500	—
Retirement of treasury shares	—	—	—	(44,500)	249,704	—	—
Sale of common stock, net of offering costs of $671,679	—	—	—	—	—	17,090,573	—
Common stock issued in connection with Inverpower Controls Ltd. acquisition	—	—	—	—	—	3,917,600	—
Cumulative effect of accounting change to record beneficial conversion feature of redeemable preferred stock	—	—	—	—	—	—	—
Record charge for acceleration of stock option vesting schedule	—	—	—	—	—	111,250	—
Change in unrealized gain on marketable securities	—	—	26,367	—	—	26,367	26,367
Change in unrealized gain on Beacon Power Corporation common stock	—	—	4,364,035	—	—	4,364,035	4,364,035
Foreign currency translation adjustment	—	(126,799)	(126,799)	—	—	(126,799)	(126,799)

Comprehensive loss							$(18,060,022)

Balance, September 30, 2001	—	$(178,577)	$4,211,825	—	—	$54,511,070
Net loss	—	—	—	—	—	(20,760,598)	$(20,760,598)
Change in unrealized gain on marketable securities	—	—	(26,367)	—	—	(26,367)	(26,367)
Change in unrealized gain (loss) on Beacon Power Corporation common stock	—	—	(6,352,979)	—	—	(6,352,979)	(6,352,979)
Other than temporary write-down of investment in Beacon Power Corporation	—	—	1,400,000	—	—	1,400,000	1,400,000
Reclassification of common stock warrants from liability to equity	—	—	—	—	—	192,448	—
Stock-based compensation related to options to purchase common stock to consultants	—	—	—	—	—	49,741	—
Issuance of common stock to 401(k) Plan	—	—	—	—	—	423,091	—
Issuance of warrants to purchase common stock	—	—	—	—	—	510,820	—
Record charge for acceleration of stock option vesting schedule	—	—	—	—	—	33,000	—
Foreign currency translation adjustment	—	(54,616)	(54,616)	—	—	(54,616)	(54,616)

Comprehensive loss							$(25,794,560)

Balance, September 30, 2002	$—	$(233,193)	$(822,137)	—	—	$29,925,610

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

        The Company completed the first step of the transitional goodwill impairment test during the three months ended March 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2002, as required by SFAS No. 142. The Company determined the fair value of each of the reporting units based on a discounted cash flow income approach. The income approach indicates the fair value of a business enterprise based on the discounted value of the cash flows that the business can be expected to generate in the future. This analysis is based upon projections prepared by the Company and data from sources of publicly available information available at the time of preparation. These projections were based on a strategic plans conducted by each business unit using financial projections for a 3 to 5 year time horizon and represented managements best estimate of future results. In making these projections, the Company considered the markets it was addressing, the competitive environment and its advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. In addition, the Company performed a macro assessment of the overall likelihood that it would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows. Based on the results of the first step of the transitional goodwill impairment test, the Company determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of October 1, 2001. As a result, the second step of the transitional goodwill impairment test was not required to be completed. The Company performed a goodwill impairment test as of the beginning of its fiscal fourth quarter 2002, as required by SFAS No. 142 on an annual basis. The Company again determined the fair value of each of the reporting units based on a discounted cash flow income approach consistent with the initial test. Based on the results of the first step of the annual goodwill impairment test, the Company determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of the beginning of its fiscal fourth quarter 2002. As a result, the second step of the annual goodwill impairment test was not required to be completed. The Company will continue to perform a goodwill impairment test on an annual basis and on an interim basis, if certain conditions exist.

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

Stock-based Compensation

        SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and has elected the disclosure-only alternative under SFAS No. 123. The Company records the fair value as determined using the Black-Scholes option-pricing model of stock options and warrants granted to non-employees in exchange for services in accordance with Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and is amortized ratably over the period the service is performed in the consolidated statement of operations.

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

Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable, debt instruments and contingent obligation to the common stock warrant holders. The estimated fair values of these financial instruments approximate their carrying values at September 30, 2002 and 2001. The estimated fair values have been determined through information obtained from market sources and management estimates.

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

        In September 2000, the Emerging Issues Task Force issued EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, the Company has determined that outstanding warrants as of September 30, 2001 to purchase 100,000 shares of the Company's Common Stock issued to Mechanical Technology Incorporated should be designated as a liability and warrants to purchase 605,050 shares of the Company's Common Stock are designated as an equity instrument. Effective June 30, 2001, all warrants designated as a liability must be recorded as a liability and therefore, the Company reclassified the warrants designated as a liability from equity to liabilities, which had a fair value on the issuance date of $1,505,421, using the Black-Scholes option-pricing model. At September 30, 2001, the outstanding warrants designated as a liability, as a result of the warrant holders having rights that rank higher than those of common stockholders, have been recorded at a fair value of $234,699 through a reduction of $1,270,722 in the fair value included in the results of operations of which $854,113 is included in cumulative effect of changes in accounting principles and $416,609 is included in net unrealized loss on warrants to purchase common stock. Effective December 28, 2001, the Company amended these warrants, removing the provisions providing the warrant holders with rights that rank higher than those of common stockholders. As a result of the amendment, these warrants meet the criteria of equity instruments in accordance with EITF 00-19 and, therefore, the Company reclassified the value of these warrants to equity from liabilities.

        To summarize, during the fiscal year ended September 30, 2001, the Company recorded a charge of $1,021,725 for the adoption of SFAS No. 133 offset by $854,113 for the adoption of EITF No. 00-19, for a net charge to cumulative effect of changes in accounting principles of $167,612.

Accounting for Beneficial Conversion Feature

        In November 2000, the Emerging Issues Task Force issued EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument as it relates to measuring the intrinsic value using the effective conversion price based on the proceeds allocated to convertible instruments. Based upon this guidance, the Company has determined that the redeemable preferred stock issued in August 1999 and converted into the Company's Common Stock in March 2000 had a beneficial conversion feature of $1,940,798. Under the guidance of EITF 00-27, the Company was required to record the beneficial conversion feature of $1,940,798 as a cumulative effect of a change in accounting principle upon adoption during the fiscal year ended September 30, 2001.

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

        As of September 30, 2002 and 2001, accumulated depreciation and amortization included $329,915 and $138,894, respectively, associated with these capital leases.

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

        As of September 30, 2002, the quoted fair market value of Beacon Power's common stock held by the Company was $0.17 per share, or $800,005. The Company's historical cost basis in its investment in Beacon Power's common stock was approximately $0.59 per share, or $2,788,949, resulting in an unrealized loss of $1,988,944 as of September 30, 2002. The Company determined that of this $1,988,044, $1,400,000 represented an other than temporary decline based on the extent and length of time the stock has been below its cost basis as well as its assessment of the financial condition and near term prospects of Beacon Power. The Company recorded a charge of $1,400,000 in the statement of operations to realize this portion of the loss. This charge was measured based on the trading value of Beacon Power's common stock during the month of November and early December and was less than the gross unrealized loss due to subsequent recovery of Beacon Power's stock price, as well as the Company's ability and intent to hold the stock for a long enough period of time for it to recover to the new cost basis. After this write-down, the new cost basis of the Beacon Power common stock held by the Company is approximately $0.30 per share and the unrealized loss of the Beacon Power common stock held by the Company was $588,944 as of September 30, 2002.

        The following summarizes the Company's investment in Beacon Power Corporation:

	As of September 30, 2002		As of September 30, 2001
	$	Per Share of Beacon Power Corporation Common Stock	$	Per Share of Beacon Power Corporation Common Stock
Carrying Value	$800,005	$0.17	$7,152,983	$1.52
Cost	$1,388,949	$0.30	$2,788,949	$0.59
Unrealized Gain/(Loss)	$(588,944)	$(0.13)	$4,364,034	$0.93
Realized Loss	$(1,400,000)	$(0.30)	$—	$—

        Additionally, the Company has a warrant to purchase 173,704 shares of Beacon Power's common stock that has an exercise price of $1.25 per share and expires in 2005. The Company accounts for this warrant in accordance with SFAS No. 133 and, therefore, records the warrant at its fair value. As of September 30, 2002 and 2001, the warrant to purchase Beacon Power common stock had a fair value of $14,365 and $201,436, respectively, and is included in warrants to purchase common stock on the accompanying balance sheets.

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

Litigation

        From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business. The Company is not aware of any current or pending litigation to which the Company is or may be a party that the Company believes could materially adversely affect the Company's results of operations or financial condition or net cash flows.

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

        During 2000, the Company granted 216,000 non-qualified stock options to employees at an exercise price of $17.56 per share outside of the Board approved Plans. As of September 30, 2002 and 2001, there were 41,000 and 197,250, respectively, options outstanding, which are included in the above table. As of September 30, 2002, an additional 175,000 shares were available outside of the Board approved Plans for future grants.

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

        On October 21, 1999, in connection with an investment by MTI, the Company issued a warrant to purchase up to 36,000 shares of the Company's Common Stock at an exercise price of $8.80 per share. On November 26, 2001, pursuant to the antidilutive provisions of this warrant, the Company adjusted the exercise price to $7.84 per share to reflect the effect of the distribution of the 5,000,000 shares of Beacon Power's common stock to its stockholders. This warrant expires on October 21, 2003. On January 31, 2000, in connection with a second closing of this investment, the Company issued an additional warrant to purchase up to 64,000 shares of the Company's Common Stock at an exercise price of $8.80 per share. On November 26, 2001, pursuant to the antidilutive provisions of this warrant, the Company adjusted the exercise price to $7.84 per share to reflect the effect of the distribution of the 5,000,000 shares of Beacon Power's common stock to its stockholders. This warrant expires on January 31, 2004. The Company valued the warrants issued to MTI on October 12, 1999 and January 31, 2000 at $231,912 and $1,273,509, respectively, using the Black-Scholes option-pricing model. At September 30, 2001, none of these warrants had been exercised. At September 30, 2001, the Company valued these warrants at $234,699 and had designated the warrants as a liability in accordance with EITF 00-19, as a result of the warrant holders having rights that rank higher than those of common stockholders. Effective December 28, 2001, the Company amended these warrants, removing the provisions providing the warrant holders with right that rank higher than those of common stockholders. As a result of the amendment, these warrants meet the criteria of equity instruments in accordance with EITF 00-19 and, therefore, the Company reclassified the value of these warrants to equity from liabilities.

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

        A summary of the status of the Company's warrants as of September 30, 2002, 2001 and 2000 and the changes for the fiscal years then ended are presented below.

	2002		2001		2000
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Outstanding at beginning of year	705,050	$14.45	977,000	$8.48	926,063	$8.82
Granted	431,951	1.59	505,050	16.70	300,000	9.10
Exercised	—	—	(675,000)	8.50	(118,000)	9.43
Canceled	(100,000)	9.73	(102,000)	7.80	(131,063)	11.43

Outstanding at end of year	1,037,001	$9.55	705,050	$14.45	977,000	$8.48

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

Inverpower Controls Ltd.

        On July 13, 2001, the Company acquired substantially all of the assets and assumed certain liabilities of Inverpower Controls Ltd., a corporation based in Burlington, Ontario, Canada ("Inverpower"). Inverpower is a manufacturer of power electronics modules and advanced high-speed digital controls for use in industrial power-supply, power conversion and power quality systems. As a result of this acquisition, SatCon has the ability to expand its product lines into higher power ranges and provide broader market opportunities for its power technologies. The acquired assets, including plant, equipment and other physical property, were used by Inverpower in connection with its power electronics and controls business.

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

Sipex Corporation

        On September 27, 2002, the Company purchased certain intellectual property, equipment and other assets from Sipex Corporation ("Sipex"). These assets were used by Sipex in connection with its thin film and hybrid assembly business. In consideration for these foregoing asset, Sipex will receive royalty payments up to $183,500 based on cash receipts from existing backlog and between $400,000 and $1,050,000 from cash receipts from new business of Sipex products by the Company for the subsequent three years. The purchase price was determined based on the sum of (1) the present value of the minimum payments required under the purchase and sale agreement of $309,608 and (2) the royalty payments related to the backlog as of September 27, 2002 of $107,139. The Company has recorded these amounts as a liability and will accrete them by charging interest expense until paid. The Company will charge, to the extent of the liability established for that year, contingent payments against the liability. Payments in excess of that year's liability will be charged as a royalty expense in the statement of operations. The purchase price of the asset purchase has been allocated as follows:

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

        Common assets not directly attributable to a particular segment are included in the Applied Technology segment. These assets include cash and cash equivalents, marketable securities, prepaid and other corporate assets and amounted to $3,009,770 and $21,024,038 at September 30, 2002 and 2001, respectively. The following is a summary of the Company's operations by operating segment:

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
Revenue by geographic region based on location of customer:
United States	$34,450,326	$35,613,129	$27,701,844
Rest of world	7,179,333	6,071,107	3,353,185

Total revenue	$41,629,659	$41,684,236	$31,055,029

U.    RESTRUCTURING COSTS

        During April 2002, the Company commenced a restructuring plan designed to streamline its production base, improve efficiency and enhance its competitiveness and recorded a restructuring charge of $1.5 million. The restructuring charge includes approximately $655,000 for severance costs associated with the reduction of approximately 60 employees, or 17% of the work force. The reductions occurred in the following business segments: Applied Technology—9: Corporate—2; Electronics—16; and Power Systems—33. On a functional basis, the reductions were: manufacturing—45; research and development—4; and selling, general and administrative—11. As of September 30, 2002, the accrued restructuring costs amounts to $992,496. As of September 30, 2002, 56 employees have been terminated and the remaining 4 are expected to be terminated by March 2003. In addition, as of September 30, 2002, $507,504 of the severance has been paid and the remaining severance will be paid by March 2003. The balance of the restructuring charge relates to the closing of the Anaheim, CA facility. These costs include approximately $270,000 of cash charges primarily related to rent, real estate taxes and operating costs to be paid from October 1, 2002 through June 30, 2003, the remainder of the lease, and an estimated $350,000 of other cash charges for restoration and clean-up. As of September 30, 2002, no amounts have been paid nor charged against these amounts. In addition, approximately $225,000 of the restructuring charge relates to non-cash charges on assets to be disposed of. As of September 30, 2002, no assets have been disposed of nor have any amounts been charged against this amount. The Company anticipates the Anaheim, CA manufacturing facility will be closed during the second quarter of fiscal year 2003.

        The following is a status of the Company's accrued restructuring costs and the changes for the periods then ended:

	At Inception of Restructuring Plan	Amounts Paid or Deductions	Balance September 30, 2002
Severance costs	$655,000	$(507,504)	$147,496
Facility costs	620,000	—	620,000
Equipment costs	225,000	—	225,000

Accrued restructuring costs	$1,500,000	$(507,504)	$992,496

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

/s/ GRANT THORNTON LLP
Boston, Massachusetts December 20, 2002

        Provided below, pursuant to Rule 2-02(e) of Regulation S-X, is a copy of the accountants report issued by Arthur Andersen LLP, our former independent public accountants, in connection with the filing of our Annual Report of Form 10-K for the fiscal year ended September 30, 2001. This audit report has not been reissued by Arthur Andersen in connection with the filing of this Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Note that the previously issued Arthur Andersen report includes references to certain fiscal years which are not required to be presented in the accompanying consolidated financial statements as of and for the year ended September 30, 2002. We are unable to obtain a reissued accountants report from Arthur Andersen, and we will be unable to obtain future accountants reports from Arthur Andersen, because Arthur Andersen has discontinued its auditing practice. This means that we will also be unable to obtain consents to incorporate any financial statements audited by Arthur Andersen into registration statements that we may file in the future or that we may have previously filed. Accordingly, investors will not be able to sue Arthur Andersen pursuant to Section 11(a)(4) of the Securities Act with respect to any such registration statements and, therefore, ultimate recovery on a successful claim may be limited. The ability of investors to recover from Arthur Andersen may also be limited as a result of Arthur Andersen's financial condition or other matters resulting from the various civil and criminal lawsuits against that firm.

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

Alan P. Goldberg, age 58, became a director in 1999.

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

Michael C. Turmelle, age 44, became a director in 1993.

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

Gerald L. Wilson, age 64, became a director in 2000.

        Gerald L. Wilson joined the Corporation as a director in July 2000. Dr. Wilson is the former Dean of the School of Engineering at M.I.T. and the Vannevar Bush Professor of Engineering at M.I.T. Dr. Wilson has served on M.I.T.'s faculty since 1965 and currently serves as a Professor of Electrical and Mechanical Engineering. Dr. Wilson also served as the Chairman of the Science Advisory Board of General Motors Corporation and currently serves as the Chairman of the Science Advisory Board of Pratt and Whitney, a division of United Technologies Corporation, and as a member of the science advisory board for Cummins Engine Company, Inc. He is a director of NSTAR, a company formed by the merger of BEC Energy and Commonwealth Energy System. Dr. Wilson is also a director of Analogic Corporation. Dr. Wilson received his S.B. and S.M. in Electrical Engineering and his Sc.D. in Mechanical Engineering from M.I.T.

Current Directors—Terms Expiring in 2003 (Class III Directors)

Marshall J. Armstrong, age 68, became a director in 1994.

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

Executive Officers of the Corporation

Ralph M. Norwood, age 60, became an Executive Officer in 2002

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

SUMMARY COMPENSATION TABLE

		Annual Compensation							Long-Term Compensation
Awards
Name and Principal Position	Fiscal Year	Salary($)		Bonus($)		Other Annual Compensation ($)			Securities Underlying Options (#)	All Other Compensation ($)
David B. Eisenhaure President, Chief Executive Officer and Chairman of the Board	2002 2001 2000	$ $ $	304,008 284,381 225,500	$	— 100,000 —	$ $ $	3,900 5,500 3,900	(3) (3) (3)	— 100,000 100,000	$ $ $	20,787 15,037 15,037	(4) (4) (4)
Michael C. Turmelle(1) Vice President, Chief Operating Officer and Director	2002 2001 2000	$ $ $	230,004 209,628 148,500	$	— 60,000 —	$ $ $	3,900 5,500 3,900	(3) (3) (3)	— 100,000 81,750	$ $ $	18,027 13,245 13,245	(5) (5) (5)
Ralph M. Norwood(2) Vice President of Finance, Chief Financial Officer and Treasurer	2002		$134,886		—		—		150,000		$7,802	(6)

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

(4)
Includes the amounts of $9,787 for each of 2002, 2001 and 2000 for the dollar value of term life insurance premiums paid by the Corporation on a $1,000,000 term life insurance policy of which members of the Mr. Eisenhaure's family are the beneficiaries. Also includes the amounts of $11,000 for 2002 and $5,250 for each of 2001 and 2000 for the dollar value of the Corporation's contributions under the Corporation's 401(k) Plan.

(5)
Includes the amounts of $7,995 for each of 2002, 2001 and 2000 for the dollar value of life insurance premiums paid by the Corporation on a $1,000,000 term life insurance policy of which members of Mr.Turmelle's family are the beneficiaries. Also includes the amounts of $11,000 for 2002 and $5,250 for each of 2001 and 2000 for the dollar value of the Corporation's contributions under the Corporation's 401(k) Plan.

(6)
Includes the dollar value of the Corporation's contributions under the Corporation's 401(k) Plan.

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

        During Fiscal 2002, the Corporation granted stock options to purchase shares of the Corporation's Common Stock to the members of the Board as follows: Mr. Armstrong: 20,000; Mr. Goldberg: 23,000; Mr. Villiotti, 23,000; and Dr. Wilson: 20,000. The stock option exercise price for Messrs. Armstrong and Goldberg and Dr. Wilson is $3.48 per share, and these stock options were immediately exercisable upon grant. The stock option exercise price for Mr. Villiotti is $5.80 with respect to 15,000 shares and $3.48 with respect to 8,000 shares.

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

(2)
Includes 41,000 shares of the Common Stock issuable upon exercise of option grants issued outside of existing stock option plans to non-executive employees. These options were issued on January 19, 2000 at an exercise price of $17.563 per share and expire on January 19, 2010. The right to exercise these options vests in equal annual installments over the four-year period from the date of initial grant. Unvested options expire upon termination of an employee's employment with the Company and vested options must be exercised within 90 days after an employee's termination or they expire.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Common Stock Beneficially Owned
5% Stockholders
Mechanical Technology Incorporated(3) 431 New Karner Road Albany, NY 12205	847,600	5.0%
Directors and Named Executive Officers
Marshall J. Armstrong	52,000	*
David B. Eisenhaure(4)	3,799,345	21.9
Alan P. Goldberg(5) c/o First Albany Corporation 30 Pearl Street, #P1 Albany, NY 12207	51,500	*
James L. Kirtley, Jr.	129,673	*
Ralph M. Norwood	67,435	*
Michael C. Turmelle	289,629	1.7
Gerald L. Wilson	41,500	*
Anthony J. Villiotti	23,000
All executive officers and directors as a group (eight persons)(4)(5)	4,454,082	25.0%

*
Less than 1%

(1)
The address for all executive officers and directors, other than Mr. Goldberg, is c/o SatCon Technology Corporation, 161 First Street, Cambridge, Massachusetts 02142.

(2)
Includes the following number of shares of Common Stock issuable upon the exercise of outstanding stock options which may be exercised on or before March 24, 2003: Mr. Armstrong: 52,000; Mr. Eisenhaure: 187,500; Mr. Goldberg: 44,000; Dr. Kirtley: 124,200; Mr. Norwood: 60,000; Mr. Turmelle: 169,576; Dr. Wilson: 40,000; Mr. Villiotti: 23,000; all executive officers and directors as a group: 700,276. Also includes the following number of shares of Common Stock to be issued before March 24, 2003 as company-matching grants under the SatCon Technology Corporation 401(k) Plan: Mr. Eisenhaure: 2,687; Mr. Norwood: 5,066; Mr. Turmelle: 3,459; all executive officers and directors as a group: 11,212.

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

(5)
Includes 7,500 shares of Common Stock held by Goldberg Charitable Trust of which Mr. Goldberg is the trustee. Mr. Goldberg disclaims beneficial ownership of these shares.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Acquisition of Ling Electronics and Investment by Mechanical Technology Incorporated

        In October 1999, the Corporation acquired Ling Electronics, Inc. and Ling Electronics, Ltd. from Mechanical Technology Incorporated ("MTI"). In consideration for the acquisition of Ling Electronics, MTI received 770,000 shares of the Common Stock. Also in October 1999, the Corporation received an investment by MTI. In consideration for its investment, MTI received a total of 1,030,000 shares of Common Stock and warrants to purchase an additional 100,000 shares of the Common Stock at an exercise price of $8.80 per share. On October 21, 1999, MTI funded $2,570,000 of its investment in the Corporation and received 370,800 of the 1,030,000 shares of the Company's Common Stock and a warrant to purchase 36,000 of the 100,000 shares of the Company's Common Stock. MTI made the remaining investment on January 31, 2000 of $4,500,000 and received the remaining 659,200 shares of the Common Stock and a warrant to purchase the remaining 64,000 shares of the Company's Common Stock. In addition, the Company received a warrant to purchase 108,000 shares of MTI's common stock on October 21, 1999 and a warrant to purchase 192,000 shares of MTI's common stock on January 31, 2000 at an exercise prices of $12.56 per share. In connection with these transactions, Alan P. Goldberg, then a director of MTI and President of First Albany Companies Inc., was elected a member of the Board on November 15, 1999. Mr. Goldberg resigned from the board of directors of MTI in December 2002. The Corporation has also agreed to appoint an additional member to the Board based on recommendations by MTI, and MTI agreed to appoint Mr. Eisenhaure to its board of directors. Mr. Eisenhaure currently serves on the board of directors of MTI.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on August 5, 2003.

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
Dated: August 5, 2003	/s/ DAVID B. EISENHAURE David B. Eisenhaure President and Chief Executive Officer

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
Dated: August 5, 2003	/s/ RALPH M. NORWOOD Ralph M. Norwood Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ DAVID B. EISENHAURE David B. Eisenhaure	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	August 5, 2003
/s/ RALPH M. NORWOOD Ralph M. Norwood	Vice President of Finance, Chief Financing Officer and Treasurer (Principal Financial Officer)	August 5, 2003
/s/ JOHN J. MCCABE John J. McCabe	Controller and Chief Accounting Officer (Principal Accounting Officer)	August 5, 2003
/s/ MICHAEL C. TURMELLE Michael C. Turmelle	Director, Vice President and Chief Operating Officer	August 5, 2003
/s/ JAMES L. KIRTLEY, JR. James L. Kirtley, Jr.	Director, Vice President and Chief Scientist	August 5, 2003
/s/ MARSHALL J. ARMSTRONG Marshall J. Armstrong	Director	August 5, 2003
/s/ ALAN P. GOLDBERG Alan P. Goldberg	Director	August 5, 2003
/s/ ANTHONY J. VILLIOTTI Anthony J. Villiotti	Director	August 5, 2003
/s/ GERALD L. WILSON Gerald L. Wilson	Director	August 5, 2003

EXHIBIT INDEX

Exhibit No.		Description
2.1		Stock Purchase Agreement, dated as of October 21, 1999, by and among the Registrant, Mechanical Technology Incorporated, Ling Electronics, Inc. and Ling Electronics, Ltd. is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 21, 1999 (File No. 1-11512).
2.2		Asset Purchase Agreement, dated as of November 16, 1999, by and between the Registrant and Northrop Grumman Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 16, 1999 (File No. 1-11512).
2.3		Asset Purchase Agreement by and among Inverpower Controls Ltd., the Registrant and SatCon Power Systems Canada Ltd., dated June 25, 2001, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 13, 2001 (File No. 1-11512).
2.4		Asset Purchase Agreement, dated September 27, 2002, by and between Sipex Corporation and the Registrant.
3.1		Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).
3.2		Bylaws of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).
3.3		Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on May 12, 1997, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 1-11512).
3.4		Bylaws Amendment of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 1-11512).
3.5		Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on March 17, 1999, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated August 25, 1999 (File No. 1-11512).
3.6		Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on March 15, 2000 is incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 1-11512).
3.7		Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on May 4, 2001, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 1-11512).
4.1		Specimen Certificate of Common Stock, $.01 par value, is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).
10.1	(*)	Employment Agreement, dated July 1, 1992, between the Registrant and David B. Eisenhaure is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).

10.2	(*)	Employment Agreement, dated July 1, 1992, between the Registrant and Michael C. Turmelle is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).
10.3	(*)	1992 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).
10.4	(*)	1994 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-11512).
10.5	(*)	1996 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996 (File No. 1-11512).
10.6	(*)	1998 Stock Incentive Plan is incorporated herein by reference to Exhibit B to the Registrant's Definitive Schedule 14A filed January 26, 1999 (File No. 1-11512).
10.7	(*)	1999 Stock Incentive Plan is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-11512).
10.8	(*)	2000 Stock Incentive Plan is incorporated herein by reference to Exhibit C to the Registrant's Preliminary Schedule 14A filed March 19, 2001 (File No. 1-11512).
10.9	(*)	2002 Stock Incentive Plan is incorporated herein by reference to Exhibit A to the Registrant's Definitive Schedule 14A filed January 28, 2002 (File No. 1-11512).
10.10		Lease, dated October 21, 1993, between the Registrant and Gunwyn/First Street Limited Partnership is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286) and First Amendment to Lease, dated June 22, 1998, by and between the Registrant and Gunwyn/First Street Limited Partnership is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-11512).
10.11	(†)	Manufacturing Agreement between Applied Materials, Inc. and its wholly- owned subsidiaries and the Registrant, dated as of February 20, 1997, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 1-11512).
10.12		Amended and Restated License Agreement, dated as of October 23, 1998, by and between the Registrant and Beacon Power Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 23, 1998 (File No. 1-11512).
10.13		Asset Purchase Agreement, dated as of January 4, 1999, among K&D MagMotor Corp., the Registrant, Inductive Components, Inc., Lighthouse Software, Inc. and Thomas Glynn is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated January 4, 1999 (File No. 1-11512).
10.14		Asset Purchase Agreement, dated as of March 31, 1999, by and between HyComp, Inc. and HyComp Acquisition Corp., a wholly-owned subsidiary of the Registrant, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-11512).
10.15		Note Purchase Agreement, dated as of June 22, 1999, by and among Beacon Power Corporation, Perseus Capital, L.L.C., DQE Enterprises, Inc., Micro Generation Technology Fund, L.L.C. and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-11512).

10.16	Note and Warrant Purchase Agreement, dated as of August 2, 1999, by and among Beacon Power Corporation, Perseus Capital, L.L.C., DQE Enterprises, Inc., Micro Generation Technology Fund, L.L.C. and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-11512).
10.17	Registration Rights Agreement, dated as of August 25, 1999, among the Registrant and the investors named on the signature pages thereof is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated August 25, 1999 (File No. 1-11512).
10.18	Amendment No. 1 to Registration Rights Agreement, dated as of May 25, 2001, among the Registrant and the parties whose names appear on Schedule I thereto is incorporated herein by reference to the Registrant's Current Report on Form 8-K dated May 25, 2001 (File No. 1-11512).
10.19	Form of Warrants issued on August 25, 1999 in connection with the sale of the Series A Preferred Stock is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated August 25, 1999 (File No. 1-11512).
10.20	Warrant, dated May 25, 2001, issued to Brown Simpson Partners I, Ltd. is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated May 25, 2001 (File No. 1-11512).
10.21	Securities Purchase Agreement, dated as of October 21, 1999, between the Registrant and Mechanical Technology Incorporated is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 21, 1999 (File No. 1-11512).
10.22	SatCon Registration Rights Agreement, dated as of October 21, 1999, between the Registrant and Mechanical Technology Incorporated is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 21, 1999 (File No. 1-11512).
10.23	MTI Registration Rights Agreement, dated as of October 21, 1999, between Mechanical Technology Incorporated and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 21, 1999 (File No. 1-11512).
10.24	Form of Stock Purchase Warrant issued on October 21, 1999 by the Registrant to Mechanical Technology Incorporated is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 21, 1999 (File No. 1-11512).
10.25	Form of Stock Purchase Warrant issued on October 21, 1999 by Mechanical Technology Incorporated to the Registrant is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 21, 1999 (File No. 1-11512).
10.26	Sublease, dated November 16, 1999, between the Registrant and Northrop Grumman Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 16, 1999 (File No. 1-11512).
10.27	Transition Services Agreement, dated as of November 16, 1999, between the Registrant and Northrop Grumman Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 16, 1999 (File No. 1-11512).
10.28	Memorandum of Understanding, entered into on November 16, 1999, between the Registrant and Northrop Grumman Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 16, 1999 (File No. 1-11512).

10.29	Registration Rights Agreement, dated as of November 16, 1999, between the Registrant and Northrop Grumman Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 16, 1999 (File No. 1-11512).
10.30	Stock Purchase Warrant issued on February 4, 2000 by the Registrant to Northrop Grumman Corporation is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1999 (File No. 1-11512).
10.31	Consulting Agreement, dated July 19, 2000, between the Registrant and Marshall J. Armstrong is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 1-11512).
10.32	Agreement between the Department of Energy and the Registrant is incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 1-11512).
10.33	Master Lease Agreement, dated as of August 31, 2000, by and between General Electric Corporation and the Registrant is incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2000 (File No. 1-11512).
10.34	Cooperation Agreement by and between the Registrant and Beacon Power Corporation, dated April 25, 2001, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 1-11512).
10.35	Strategic Collaboration Agreement between Chevron Energy Solutions, LP and the Registrant, dated January 23, 2002, is incorporated herein by referenced to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 30, 2002 (File No. 1-11512).
10.36	Co-Operation, License and Supply Agreement by and among Hatch Steltech Ltd., Siemens AG and SatCon Power Systems Canada Ltd., dated April 26, 2002, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 29, 2002 (File No. 1-11512).
10.37	Forbearance Agreement, dated December 19, 2002, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada LTD. and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated December 19, 2002 (File No. 1-11512).
10.38	Co-Operation, License and Supply Agreement by and between Hatch Steltech Ltd. and SatCon Power Systems Canada Ltd., dated October 11, 2001 is incorporated herein by reference to Exhibits to Registrant's Annual Report on Form 10-K for the year ended September 30, 2002 (File No. 1-11512).
10.39	Change of Control Letter, dated February 11, 2002, between the Registrant and Ralph M. Norwood is incorporated herein by reference to Exhibits to Registrant's Annual Report on Form 10-K for the year ended September 30, 2002 (File No. 1-11512).
10.40	Investment Banking Agreement, by and between J.P. Turner & Company, LLC and the Registrant, dated August 23, 2002 is incorporated herein by reference to Exhibits to Registrant's Annual Report on Form 10-K for the year ended September 30, 2002 (File No. 1-11512).

10.41	Loan and Security Agreement, dated September 13, 2002, between the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada LTD. and Silicon Valley Bank together with Negative Pledge Agreement, dated as of September 13, 2002, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada LTD. and Silicon Valley Bank is incorporated herein by reference to Exhibits to Registrant's Annual Report on Form 10-K for the year ended September 30, 2002 (File No. 1-11512).
10.42	Stock Purchase Warrant issued on September 13, 2002 by the Registrant to Silicon Valley Bank together with Registration Rights Agreement, dated September 13, 2002, by and between the Registrant and Silicon Valley Bank is incorporated herein by reference to Exhibits to Registrant's Annual Report on Form 10-K for the year ended September 30, 2002 (File No. 1-11512).
10.43	Stock Purchase Warrant issued on December 19, 2002 by the Registrant to Silicon Valley Bank together with Amendment No. 1 to Registration Right Agreement, dated December 19, 2002, by and among Silicon Valley Bank, Silicon Valley Bancshares and the Registrant is incorporated herein by reference to Exhibits to Registrant's Annual Report on Form 10-K for the year ended September 30, 2002 (File No. 1-11512).
10.44	Teaming Agreement by and between General Atomics and the Registrant, dated February 20, 2003.
10.45	Global Supply Agreement by and between Applied Materials, Inc. and the Registrant, dated as of November 21, 2002 together with Technology Escrow Agreement among Applied Materials, Inc., DSI Technology Escrow Services, Inc. and any additional party signing the Acceptance Form attached to this Agreement.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP.
23.2	Notice Regarding Consent of Arthur Andersen LLP.
99.1	Risk Factors.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
SATCON TECHNOLOGY CORPORATION CONSOLIDATED BALANCE SHEETS
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS For the Years Ended September 30, 2002, 2001 and 2000
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS For the Years Ended September 30, 2002, 2001 and 2000 (continued)
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
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
EXHIBIT INDEX