Form 10-Q/A
period 2002-12-28
SATCON TECHNOLOGY CORP
filed 2003-08-06
CIK 889423

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

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended December 28, 2001
(Unaudited)

					Accumulated Other Comprehensive Income
	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Net Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain on Beacon Power Corporation	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income	Total Stockholders' Equity	Comprehensive Loss
Balance, September 30, 2001 (Audited)	16,539,597	$165,396	$114,593,612	$(64,459,763)	$26,367	$4,364,035	$(178,577)	$4,211,825	$54,511,070
Net loss	—	—	—	(5,396,734)	—	—	—	—	$(5,396,734)	$(5,396,734)
Change in net unrealized gain (loss) on marketable securities	—	—	—	—	(63,599)	—	—	(63,599)	(63,599)	(63,599)
Change in net unrealized gain on Beacon Power Corporation common stock	—	—	—	—	—	(1,882,365)	—	(1,882,365)	(1,882,365)	(1,882,365)
Reclassification of common stock warrants from liability to equity	—	—	192,448	—	—	—	—	—	192,448	—
Foreign currency translation adjustment	—	—	—	—	—	—	(61,419)	(61,419)	(61,419)	(61,419)

Comprehensive income										$(7,404,117)

Balance, December 29, 2001	16,539,597	$165,396	$114,786,060	$(69,856,497)	$(37,232)	$2,481,670	$(239,996)	$2,204,442	$47,299,401

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended December 28, 2002
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Unrealized Loss on Beacon Power Corporation	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Comprehensive Loss
Balance, September 30, 2002 (Audited)	16,741,646	$167,416	$115,800,692	$(85,220,361)	$(588,944)	$(233,193)	$(822,137)	$29,925,610
Net loss	—	—	—	(5,257,724)	—	—	—	(5,257,724)	$(5,257,724)
Change in unrealized loss on Beacon Power Corporation common stock	—	—	—	—	235,296	—	235,296	235,296	235,296
Issuance of common stock to 401(k) Plan	163,181	1,632	217,029	—	—	—	—	218,661	—
Issuance of warrants to purchase common stock	—	—	20,100	—	—	—	—	20,100	—
Foreign currency translation adjustment	—	—	—	—	—	55,764	55,764	55,764	55,764

Comprehensive loss									$(4,966,664)

Balance, December 28, 2002	16,904,827	$169,048	$116,037,821	$(90,478,085)	$(353,648)	$(177,429)	$(531,077)	$25,197,707

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

        The Company needs an immediate infusion of capital to sustain its operations. The Company is endeavoring to raise capital through a debt and equity financing transaction. However there can be no assurance that it will be able to raise the required capital. The Company is currently in default under its Loan and Security Agreement, dated September 13, 2002 (the "Loan Agreement"), with Silicon Valley Bank (the "Bank") due to its failure to obtain additional capital and to maintain adjusted tangible net worth, as defined. The Company entered into a forbearance agreement with the Bank on December 19, 2002 which was extended until January 25, 2003 at which time it expired. Since that time, the Company's cash collections have been used to reduce the borrowings under the Loan Agreement or have been deposited in a cash collateral account which is under the control of the Bank. As of February 7, 2003, the Company's cash balance was approximately $381,000, most of which was in its cash collateral account or otherwise restricted, and its borrowings under the Loan Agreement were approximately $260,000. Although the Bank has the right to use the Company's cash in the collateral account to offset the borrowings, it has chosen not to exercise that right but, rather, has honored the Company's request to transfer cash from the collateral account in order to fund the Company's operations. This is only a very short-term solution as the Company will need to raise additional funds to continue to operate. These additional funds may take the form of a combination of borrowing capacity, issuing new securities and the sale of assets unrelated to its engineering and manufacturing expertise in electromechanical systems. The assets and businesses the Company would consider selling include its Ling test and measurement vibration system business, its patented smart predictive line control technology utilized by the electric arc steel manufacturing industry and patents acquired from Northrop Grumman related to hybrid electric vehicles.

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

        As of December 28, 2002, the quoted fair market value of Beacon Power's common stock held by the Company was $0.22 per share, or $1,035,301. The Company's cost basis in its investment in Beacon Power's common stock was approximately $0.30 per share, or $1,388,949, resulting in an unrealized loss of $353,648 as of December 28, 2002. As of December 28, 2002, the Company believes the difference in the current fair market value and the cost basis of its investment represents a temporary decline based on recent trading values as well as the Company's ability and intent to hold the stock for a long enough period of time for it to recover to the cost basis and no loss has been recognized in the statement of operations for the three months ended December 28, 2002.

        The following summarizes the Company's investment in Beacon Power Corporation:

	As of December 28, 2002		As of September 30, 2002
	$	Per Share of Beacon Power Corporation Common Stock	$	Per Share of Beacon Power Corporation Common Stock
Carrying Value	$1,035,301	$0.22	$800,005	$0.17
Cost	$1,388,949	$0.30	$1,388,949	$0.30
Unrealized Loss	$(353,648)	$(0.08)	$(588,944)	$(0.13)
Realized Loss	$—	$—	$(1,400,000)	$(0.30)

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

Restructuring Costs

        During April 2002, the Company commenced a restructuring plan designed to streamline its production base, improve efficiency and enhance its competitiveness and recorded a restructuring charge of $1.5 million. The restructuring charge included approximately $655,000 for severance costs associated with the reduction of approximately 60 employees. As of September 30, 2002, 56 employees had been terminated and $507,504 of the severance had been paid. As of December 28, 2002, the accrued restructuring costs amounted to $706,891. As of December 28, 2002, 58 employees had been terminated and $565,647 of the severance had been paid and the remaining severance is expected to be paid by June 2003. The balance of the restructuring charge relates to the closing of the Anaheim, CA facility. These costs include approximately $270,000 of cash charges primarily related to rent, real estate taxes and operating costs to be paid from October 1, 2002 through June 30, 2003, the remainder of the lease, and an estimated $350,000 of other cash charges for restoration and clean-up. As of September 30, 2002, no amounts have been paid nor charged against these amounts. As of December 28, 2002, the Company has paid $102,400 of the $270,000 of charges primarily related to rent, real estate taxes and operating costs and the remainder is expected to be paid through June 30, 2003. As of December 28, 2002, no amounts have been paid nor charged against the $350,000 of other cash charges for restoration and clean-up. The Company is currently negotiating a settlement with the landlord to exit the facility prior to June 30, 2003. In addition, approximately $225,000 of the restructuring charge relates to non-cash charges on assets to be disposed of. As of September 30, 2002, no assets have been disposed of nor have any amounts been charged against this amount. As of December 28, 2002, $125,062 net book value of assets had been written off against this amount.

        The following is a status of the Company's accrued restructuring costs and the changes for the periods then ended:

	Balance September 30, 2002	Amounts Paid or Deductions	Balance December 28, 2002
Severance costs	$147,496	$(58,143)	$89,353
Facility costs	620,000	(102,400)	517,600
Equipment costs	225,000	(125,062)	99,938

Accrued restructuring costs	$992,496	$(285,605)	$706,891

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

        In November 2002, FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 3 ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees), (b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement (performance guarantees), (c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and (d) indirect guarantees of the indebtedness of others. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has made no guarantees, including indirect guarantees of indebtedness of others.

        In November 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables, effective for arrangements entered into after June 15, 2003. This issue defines units of accounting for arrangements with multiple deliverables resulting in revenue being allocated over the units of accounting for revenue recognition purposes. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

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

        Common assets not directly attributable to a particular segment are included in the Applied Technology segment. These assets include cash and cash equivalents, prepaid and other corporate assets and amounted to $1,818,332 and $3,009,770 at December 28, 2002 and September 30, 2002, respectively. The following is a summary of the Company's operations by operating segment:

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
Revenue by geographic region based on location of customer:
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

        As of December 28, 2002, the quoted fair market value of Beacon Power's common stock held by us was $0.22 per share, or $1.0 million. Our cost basis in our investment in Beacon Power's common stock was approximately $0.30 per share, or $1.4 million, resulting in an unrealized loss of $0.4 million as of December 28, 2002. As of December 28, 2002, we believe the difference in the current fair market value and the cost basis of our investment represents a temporary decline based on recent trading values as well as our ability and intent to hold the stock for a long enough period of time for it to recover to the cost basis and no loss has been recognized in the statement of operations for the three months ended December 28, 2002.

        The following summarizes our investment in Beacon Power Corporation:

	As of December 28, 2002		As of September 30, 2002
	$ (In Millions)	Per Share of Beacon Power Corporation Common Stock	$ (In Millions)	Per Share of Beacon Power Corporation Common Stock
Carrying Value	$1.0	$0.22	$0.1	$0.17
Cost	$1.4	$0.30	$1.4	$0.30
Unrealized Loss	$(0.4)	$(0.08)	$(1.3)	$(0.13)
Realized Loss	$—	$—	$(1.4)	$(0.30)

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

        We determined the fair value of each of the reporting units based on a discounted cash flow income approach. The income approach indicates the fair value of a business enterprise based on the discounted value of the cash flows that the business can be expected to generate in the future. This analysis is based upon projections prepared by us and data from sources of publicly available information available at the time of preparation. These projections were based on a strategic plan conducted by each business unit using financial projections for a 3 to 5 year time horizon and represented management's best estimate of future results. In making these projections, we considered the markets we are addressing, the competitive environment and our advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. In addition, we performed a macro assessment of the overall likelihood that we would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows.

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

Results of Operations

  Three Months Ended December 28, 2002 Compared to December 29, 2001

        Product Revenue.    Product revenue decreased by $0.8 million, or 13%, from $6.1 million in fiscal year 2002 to $5.3 million in fiscal year 2003. The decrease in revenue was comprised of $0.6 million in our Power Systems Division and $0.2 million in our Electronics Division.

        The decline of $0.6 million in Power Systems was due to lower sales in our Test & Measurement, Magnetics and Motors and Service and Parts product lines, reflecting an overall general weakness in the business. These adverse variances were offset in part by an increase in revenue from our Power Conversion product line. The increase in revenue from our Power Conversion product line was the result of increases in revenue from power conditioning systems for fuel cell power generation and our smart predictive line control technology utilized by the electric arc steel manufacturing industry.

        The decrease in Electronics revenue was due in part to the continued weakness of the telecommunications and semiconductor industries. In part because of general economic weakness, we experienced lower sales in both our commercial and military sectors.

        Funded research and development and other revenue.    Funded research and development and other revenue decreased by $0.6 million, or 28%, from $2.2 million in fiscal year 2002 to $1.6 million in fiscal year 2003. This decrease was primarily attributable to the reduction in revenue of $0.2 million from a program with the Department of Energy to develop low-cost power conversion modules for electric and hybrid-electric vehicles ("AIPM") and $0.2 million from a program with General Atomics for the U.S. Navy's electric missile air launch system ("EMALS"). The reduction in revenue was the result of the programs being completed.

        Cost of product revenue.    Cost of product revenue increased by $0.2 million, or 3%, from $5.9 million in fiscal year 2002 to $6.1 million in fiscal year 2003. In general, our businesses operate on thin margins at the current revenue levels. Our cost structure, except for materials, is relatively fixed and includes such costs as manufacturing labor, facilities and equipment. During 2002, we increased our fixed costs significantly as a result of relocating our Power Systems main facility from a 17,000 square foot facility to a 65,000 square foot facility. In addition, we began depreciating significant capital improvements we made to this facility. These increases were offset in part by lower material costs. Gross margin declined from 3% in fiscal year 2002 to –14% in fiscal year 2003 as a result of excess capacity, which reflects the relative high percentage of fixed costs in the factories. This excess capacity is generally expensed as incurred.

        Funded research and development and other revenue expenses.    Funded research and development and other revenue expenses decreased by $0.3 million, or 20%, from $1.7 million in fiscal year 2002 to $1.4 million in fiscal year 2003. The decrease was primarily attributable to the reduction in funded research and development revenue. The gross margin on funded research and other revenues declined from 23% in fiscal year 2002 to 13% in fiscal year 2003. In large part, this decline is reflective of the fact that there is a significant fixed overhead component in our funded research and development and other revenue expenses.

        Unfunded research and development expenses.    Unfunded research and development expenses decreased by $1.4 million, or 71%, from $2.0 million in fiscal year 2002 to $0.6 million in fiscal year 2003. During fiscal year 2002, we were involved in developing the UPS product line in Power Systems, which is largely completed. This is the primary reason for the reduction in unfunded research and development. In addition, we have greatly reduced our development of radio frequency activity in our Electronics Division and terminated the biosensor activity in our Applied Technology Division.

        Selling, general and administrative expenses    Selling, general and administrative expenses decreased by $0.1 million, or 2%, from $3.9 million in fiscal year 2002 to $3.8 million in fiscal year 2003. During fiscal year 2003, we incurred severance costs of $0.1 million for personnel terminated during the first fiscal quarter and $0.1 million for an increase in the allowance for uncollectible accounts. As of December 28, 2002, the allowance for uncollectible accounts was $1.0 million, or 15%, on receivables totaling $7.0 million. As of September 30, 2002, the allowance for uncollectible accounts was $0.9 million, or 11%, on receivables totaling $8.1 million. The increase was primarily the result of deteriorating conditions with a particular customer. These costs, however, were offset by savings, the majority of which were associated with the restructuring activities completed during the last half of fiscal year 2002.

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

        Interest income/ (expense), net.    Interest expense, net was $0.2 million for fiscal year 2003 compared with interest income, net of $0.2 million for fiscal year 2002, a decrease of $0.3 million. This increase in interest expense, net is the result of decreased cash and cash equivalents and an increase in borrowings from Silicon Valley Bank. In addition, interest expense includes the amortization of the fair value, as determined using the Black-Scholes option pricing model, of the warrants we issued in connection with our existing line of credit of $0.1 million and $0.1 million of costs associated with the forbearance agreement entered into on December 19, 2002.

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

        In April 2002, we had a business goal of achieving $15 million of quarterly revenue, which would have enabled us to achieve a breakeven cash run rate. However, our revenue growth did not materialize as projected and we achieved sales during the current quarter of only $6.9 million, well short of this goal. This experience, coupled with the delayed introduction of our new UPS product line and the weak economy contributes to our belief that the fourth quarter of fiscal year 2003 will be the earliest we could reasonably achieve a breakeven cash run rate.

        We are currently in the process of restructuring our cost base to enable us to achieve breakeven on a cash basis with quarterly revenues of approximately $12 million. This will be primarily achieved through reduction in the workforce, focusing on products with higher returns, outsourcing where savings could be obtained, streamlining support functions and consolidation of facilities. Our current cost base will require quarterly revenues of approximately $15 million to enable us to breakeven on a cash basis. Our highest quarterly revenue for fiscal year 2002 was $11.7 million in the third quarter of fiscal year 2002. And since we had only $0.2 million in cash, net of bank borrowings, as of December 28, 2002, we will need to raise at least $9 to $10 million of new capital which we hope to obtain from a combination of borrowing capacity, issuing new securities and the sale of non-core assets in order to fund our current business plan through September 30, 2003. We may also need additional future funds in order to fund unanticipated operating losses, to grow, to develop new or enhance existing products and services and to respond to competitive pressures.

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

        As of December 28, 2002, our cash and cash equivalents were $0.7 million, a decrease of $1.4 million from September 30, 2002. Cash used in operating activities for the three months ended December 28, 2002 was $1.7 million as compared to $6.1 million for the three months ended December 29, 2001. This was primarily the result of the restructuring plan implemented in the second half of fiscal 2002. In addition, we implemented cash management procedures aimed at improving our liquidity. These procedures included offering cash discounts to our customers for early payments, leveraging our payables and reducing our discretionary spending.

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

SATCON TECHNOLOGY CORPORATION
Date: August 5, 2003	By:	/s/ RALPH M. NORWOOD Ralph M. Norwood Vice President and Chief Financial Officer

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

Date: August 5, 2003	By:	/s/ DAVID B. EISENHAURE David B. Eisenhaure President and Chief Executive Officer

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

Date: August 5, 2003	By:	/s/ RALPH M. NORWOOD Ralph M. Norwood Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
99.1	Risk Factors
99.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002