Form 10-Q/A
period 2003-03-29
SATCON TECHNOLOGY CORP
filed 2003-08-06
CIK 889423

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

        On April 4, 2003, the Company entered into an Amended and Restated Accounts Receivable Financing Agreement with the Bank. In the Agreement, the Bank has agreed to provide the Company with a line of credit of up to $5 million. Advances under the line of credit are limited to 80% of eligible accounts receivables. Based on current business levels, the Company believes that it will be able to borrow approximately $1.5 million from the Bank during the current quarter, of which over $1 million is already outstanding. Loans under this line of credit bear interest at the prime rate plus 3.0% per annum. Other customary banking fees are also charged. In connection with this financing, the Company issued to an affiliate of Silicon Valley Bank a warrant to purchase 210,000 shares of its common stock at an exercise price of $1.05 per share. The terms of the line of credit provide that the Company will be in default under the line of credit if it is unable to consummate the debenture offering described above on or before July 31, 2003. The Company is also required to maintain a tangible net worth in excess of $9 million at all times. Unless the Company is able to stem its current operating losses or sell assets at values higher than reflected on our books of account, the Company anticipates that its tangible net worth will drop below the required threshold as of June 28, 2003, the end of the Company's fiscal third quarter. Unless the Company can obtain a waiver from the Bank, dropping below this tangible net worth threshold would constitute a default under the line of credit documents. This credit expires on April 3, 2004 and carries a $0.1 million early termination fee.

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

        Management of the Company is addressing additional cash needs through a combination of seeking equity infusions, sales of assets, selective workforce reductions, outsourcing some manufacturing and seeking to form joint ventures. The Company has embarked on a major restructuring of the Power Systems Division is order to address its cost structure. This initiative has already resulted in significant reductions in its work force from 167 employees at December 2002 to 74 employees at May 2003, which will be reflected as lower operating expenses in the near future. The Company is working aggressively on its goal to reduce its future cash flow burn rate to zero by fiscal year end. However, the Company does not expect to be profitable for its fourth quarter of fiscal year 2003.

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

        No stock based employee compensation costs are included in the determination of net loss for all periods presented.

        Had compensation cost for the Company's stock based compensation been determined based on fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss and loss per share for the three and six months ended March 29, 2003 and March 30, 2002, respectively, would have been increased to the pro forma amounts indicated below:

	Three Months Ended				Six Months Ended
	March 29, 2003		March 30, 2002		March 29, 2003		March 30, 2002
	Net Loss	Loss per Share	Net Loss	Loss per Share	Net Loss	Loss per Share	Net Loss	Loss per Share
As Reported	$(12,248,133)	$(0.69)	$(4,996,277)	$(0.30)	$(17,505,857)	$(1.01)	$(10,393,011)	$(0.63)
Stock based employee compensation expense	(1,043,562)	(0.06)	(1,343,897)	(0.08)	(2,137,467)	(0.12)	(2,496,940)	(0.15)

Pro Forma	$(13,291,695)	$(0.75)	$(6,340,174)	$(0.38)	$(19,643,324)	$(1.13)	$(12,889,951)	$(0.78)

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

        On April 4, 2003, we entered into an Amended and Restated Accounts Receivable Financing Agreement with Silicon Valley Bank, our senior secured lender. In the Agreement, Silicon Valley Bank has agreed to provide us with a line of credit of up to $5 million. Advances under the line of credit are limited to 80% of eligible accounts receivables. Based on current business levels, we believe that we will be able to borrow approximately $1.5 million from Silicon Valley Bank during the current quarter, of which over $1 million is already outstanding. Loans under this line of credit bear interest at the prime rate plus 3.0% per annum. Other customary banking fees are also charged. In connection with this financing, we issued to an affiliate of Silicon Valley Bank a warrant to purchase 210,000 shares of our common stock at an exercise price of $1.05 per share. The terms of the line of credit provide that we will be in default under the line of credit if we are unable to consummate the debenture offering described above on or before July 31, 2003. We are also required to maintain a tangible net worth in excess of $9 million at all times. Unless we are able to stem our current operating losses or sell assets at values higher than reflected on our books of account, we anticipate that our tangible net worth will drop below the required threshold as of June 28, 2003, the end of our fiscal third quarter. Unless we can obtain a waiver from Silicon Valley Bank, dropping below this tangible net worth threshold would constitute a default under the line of credit documents. This credit expires on April 3, 2004 and carries a $0.1 million early termination fee.

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

        We are addressing additional cash needs through a combination of seeking equity infusions, sales of assets, selective workforce reductions, outsourcing some manufacturing and seeking to form joint ventures. We have embarked on a major restructuring of the Power Systems Division in order to address our cost structure. This initiative has already resulted in significant reductions in our work force from 167 employees at December 2002 to 74 employees at May 2003, which will be reflected as lower operating expenses in the near future. We are working aggressively on our goal to reduce our future cash flow burn rate to zero by fiscal year end. However, we do not expect to be profitable for our fourth quarter of fiscal year 2003.

        We have also engaged a financial advisor, Alliant Capital Partners (an affiliate of Silicon Valley Bank), to assist us in disposing of assets unrelated to our engineering and manufacturing expertise in electromechanical systems. The assets and businesses we would consider selling include our Ling test and measurement vibration system business, our patented smart predictive line control technology utilized by the electric arc steel manufacturing industry and patents acquired from Northrop Grumman related to hybrid electric vehicles. For larger systems, such as our UPS system, we intend to enter into strategic alliances for the manufacture, sale, service and distribution of our products.

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

        As of March 29, 2003, our cash and cash equivalents were $0.3 million, a decrease of $1.8 million from September 30, 2002. Cash used in operating activities for the six months ended March 29, 2003 was $4.9 million as compared to $10.4 million for the six months ended March 30, 2002. Cash used in operating activities during six months ended March 29, 2003 was primarily attributable to the net loss offset by non-cash items such as depreciation and amortization, increases in allowances for doubtful accounts and excess and obsolete inventory, unrealized loss from warrants to purchase common stock, write-off of impaired goodwill and intangible assets, write-down of investment in Beacon Power Corporation, non-cash compensation expense and decreases in working capital. Although we had decreases in working capital for the six months ended March 29, 2003, our inventory increased $1.5 million. Material purchases are largely based on forecasted sales volumes. In addition, we made investments in inventories for our UPS systems.

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