Form 10-Q
period 2003-06-28
SATCON TECHNOLOGY CORP
filed 2003-08-12
CIK 889423

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2003

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value,
19,164,458 shares outstanding as of August 8, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 28, 2003	September 30, 2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,077,995	$2,120,306
Restricted cash and cash equivalents (Note B)	750,000	—
Accounts receivable, net of allowance of $1,012,730 at June 28, 2003 and $898,322 at September 30, 2002	3,120,996	7,227,006
Unbilled contract costs and fees	1,181,763	1,607,244
Inventory (Note F)	8,496,565	10,246,022
Prepaid expenses and other current assets	1,013,046	988,040

Total current assets	15,640,365	22,188,618
Investment in Beacon Power Corporation (Note C)	205,692	800,005
Warrants to purchase common stock (Note C)	28,473	15,988
Property and equipment, net (Note C)	7,320,335	9,239,363
Goodwill, net (Note C)	704,362	6,234,653
Intangible assets, net (Note C)	3,062,976	3,729,483
Other long-term assets	141,029	152,015

Total assets	$27,103,232	$42,360,125

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank line of credit	$896,336	$—
Current portion of long-term debt	282,779	266,808
Accounts payable	6,725,960	5,877,805
Accrued payroll and payroll related expenses	1,688,114	1,669,372
Other accrued expenses	2,745,110	1,772,180
Deferred revenue and customer deposits	2,988,627	638,769
Accrued restructuring costs	499,981	992,496
Liability related to Series A Preferred stock (Note D)	3,176,000	—

Total current liabilities	19,002,907	11,217,430
Long-term debt, net of current portion	559,252	772,679
Other long-term liabilities	337,813	444,406
Stockholders' equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized; 253.8 and -0- shares issued and outstanding at June 28, 2003 and September 30, 2002, respectively (Note D)	—	—
Common stock; $0.01 par value, 50,000,000 shares authorized; 18,930,061 and 16,741,646 shares issued and outstanding at June 28, 2003 and September 30, 2002, respectively	173,093	167,416
Additional paid-in capital	116,476,835	115,800,692
Accumulated deficit	(109,388,184)	(85,220,361)
Accumulated other comprehensive loss	(58,484)	(822,137)

Total stockholders' equity	7,203,260	29,925,610

Total liabilities and stockholders' equity	$27,103,232	$42,360,125

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Revenue:
Product revenue	$5,010,513	$8,758,121	$14,591,318	$22,347,890
Funded research and development and other revenue	1,426,208	2,996,198	4,312,637	8,046,656

Total revenue	6,436,721	11,754,319	18,903,955	30,394,546

Operating costs and expenses:
Cost of product revenue	8,117,143	7,849,003	19,795,459	21,606,070
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	1,197,420	1,910,781	3,784,686	5,236,104
Unfunded research and development expenses	313,281	1,108,486	1,426,991	4,752,742

Total research and development and other revenue expenses	1,510,701	3,019,267	5,211,677	9,988,846
Selling, general and administrative expenses	3,280,977	3,911,287	10,974,652	11,789,757
Amortization of intangibles	98,979	149,079	393,040	446,303
Restructuring costs	—	1,500,000	—	1,500,000
Write-off of impaired long-lived assets (Note C)	700,000	—	700,000	—
Write-off of impaired goodwill and intangible assets (Note C)	—	—	5,751,082	—

Total operating costs and expenses	13,707,800	16,428,636	42,825,910	45,330,976

Operating loss	(7,271,079)	(4,674,317)	(23,921,955)	(14,936,430)
Net realized gain on sale of marketable securities	—	—	—	16,956
Net unrealized gain/(loss) on warrants to purchase common stock	15,894	(168,700)	12,485	(512,306)
Write-down of investment in Beacon Power Corporation (Note C)	—	—	(541,885)	—
Realized gain on sale of Beacon Power Corporation common stock (Note C)	795,258	—	795,258	—
Other income/(expense)	—	(132,027)	55,700	(132,027)
Interest income	1,831	9,927	4,372	273,807
Interest expense	(203,870)	(30,862)	(571,798)	(98,990)

Net loss	$(6,661,966)	$(4,995,979)	$(24,167,823)	$(15,388,990)

Series A preferred stock dividend	(112,993)	—	(112,993)	—

Net loss attributable to common stockholders	$(6,774,959)	$(4,995,979)	$(24,280,816)	$(15,388,990)

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.36)	$(0.30)	$(1.36)	$(0.93)

Weighted average number of common shares, basic and diluted	18,885,876	16,569,843	17,864,955	16,549,679

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the nine months ended June 29, 2002

(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Net Unrealized Gain on Marketable Securities	Unrealized Gain/(Loss) on Beacon Power Corporation	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity	Comprehensive Loss
Balance, September 30, 2001 (Audited)	16,539,597	$165,396	$114,593,612	$(64,459,763)	$26,367	$4,364,035	$(178,577)	$4,211,825	$54,511,070
Net loss	—	—	—	(15,388,990)	—	—	—	—	(15,388,990)	$(15,388,990)
Change in unrealized gain on marketable securities	—	—	—	—	(26,367)	—	—	(26,367)	(26,367)	(26,367)
Change in unrealized gain (loss) on Beacon Power Corporation common stock	—	—	—	—	—	(6,117,684)	—	(6,117,684)	(6,117,684)	(6,117,684)
Reclassification of common stock warrants from liability to equity	—	—	192,448	—	—	—	—	—	192,448	—
Stock-based compensation related to options to purchase common stock to consultants	—	—	20,831	—	—	—	—	—	20,831	—
Issuance of common stock to 401(k) Plan	60,492	605	195,992	—	—	—	—	—	196,597	—
Foreign currency translation adjustment	—	—	—	—	—	—	72,525	72,525	72,525	72,525

Comprehensive loss										$(21,460,516)

Balance, June 29, 2002	16,600,089	$166,001	$115,002,883	$(79,848,753)	—	$(1,753,649)	$(106,052)	$(1,859,701)	$33,460,430

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the nine months ended June 28, 2003

(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Unrealized Gain/(Loss) on Beacon Power Corporation	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Comprehensive Loss
Balance, September 30, 2002 (Audited)	16,741,646	$167,416	$115,800,692	$(85,220,361)	$(588,944)	$(233,193)	$(822,137)	$29,925,610
Net loss	—	—	—	(24,167,823)	—	—	—	(24,167,823)	$(24,167,823)
Change in unrealized gain (loss) on Beacon Power Corporation common stock	—	—	—	—	125,080	—	125,080	125,080	125,080
Other than temporary write-down of investment in Beacon Power Corporation	—	—	—	—	541,885	—	541,885	541,885	541,885
Issuance of common stock to 401(k) Plan	567,698	5,677	598,570	—	—	—	—	604,247	—
Issuance of warrants to purchase common stock	—	—	190,566	—	—	—	—	190,566	—
Issuance of common stock in connection with Series A warrant exercise	1,258,549	—	—	—	—	—	—	—	—
Issuance of common stock in lieu of first year dividend on Series A Preferred Stock	362,168	—	—	—	—	—	—	—	—
Series A preferred stock dividend	—	—	(112,993)	—	—	—	—	(112,993)	—
Foreign currency translation adjustment	—	—	—	—	—	96,688	96,688	96,688	96,688

Comprehensive loss									$(23,404,170)

Balance, June 28, 2003	18,930,061	$173,093	$116,476,835	$(109,388,184)	$78,021	$(136,505)	$(58,484)	$7,203,260

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 28, 2003	June 29, 2002
Cash flows from operating activities:
Net loss	$(24,167,823)	$(15,388,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,808,411	1,616,180
Allowance for doubtful accounts	114,408	125,007
Allowance for excess and obsolete inventory and accrued losses on purchase commitments	3,948,724	1,008,000
Net realized gain on sale of marketable securities	—	(16,956)
Net unrealized (gain)/loss on warrants to purchase common stock	(12,485)	554,557
Change in contingent obligation to common stock warrant holders	—	(42,251)
Write-off of impaired long-lived assets	700,000	—
Write-off of impaired goodwill and intangible assets	5,751,082	—
Write-down of investment in Beacon Power Corporation	541,885	—
Non-cash compensation expense	604,247	217,428
Non-cash expense in connection with issuance of warrants and deferred financing costs	445,831	—
Gain on sale of equipment	(55,700)	—
Gain on sale of Beacon Power Corporation common stock	(795,258)	—
Changes in operating assets and liabilities:
Accounts receivable	3,991,602	1,217,688
Unbilled contract costs and fees	425,481	(445,415)
Prepaid expenses and other current assets	(393,264)	(28,198)
Inventory	(1,461,325)	(1,132,828)
Other long-term assets	10,986	47,000
Accounts payable	848,155	(2,213,479)
Accrued expenses and payroll	(113,723)	1,180,683
Other liabilities	2,243,265	(351,126)

Total adjustments	18,602,322	1,736,290

Net cash used in operating activities	(5,565,501)	(13,652,700)

Cash flows from investing activities:
Purchases of property and equipment	(281,478)	(2,817,279)
Proceeds from the sale of marketable securities	—	9,889,273
Proceeds from the sale of equipment	68,450	—
Proceeds from the sale of Beacon Power Corporation common stock	1,514,650	—

Net cash provided by investing activities	1,301,622	7,071,994

Cash flows from financing activities:
Net borrowings under bank line of credit	896,336	—
Repayment of long-term debt	(197,456)	(269,385)
Net proceeds from issuance of convertible preferred stock	3,176,000	—

Net cash provided by (used in) financing activities	3,874,880	(269,385)

Effect of foreign currency exchange rates on cash and cash equivalents	96,688	46,158

Net decrease in cash and cash equivalents	(292,311)	(6,803,933)
Cash and cash equivalents at beginning of period	2,120,306	11,051,465

Cash and cash equivalents (including restricted) at end of period	$1,827,995	$4,247,532

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$361,527	$98,990
Non-Cash Investing and Financing Activities:
Change in unrealized loss on marketable securities	$—	$(26,367)
Change in unrealized gain(loss) on Beacon Power Corporation common stock	$78,021	$(6,117,684)

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A. Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its wholly-owned subsidiaries (collectively, the "Company") as of June 28, 2003 and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002. Operating results for the three and nine months ended June 28, 2003 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

        In February 2003, the Company raised approximately $3 million through a private offering of preferred stock. In June 2003, the Company sold 4 million shares of its Beacon Power Corporation common stock for net proceeds of $1.5 million. Despite these events, the Company needs an immediate infusion of capital in order to continue operations. The Company is actively engaged in raising capital from the following sources:

  •
  Proceeds from the sale of assets unrelated to its engineering and manufacturing expertise in electromechanical systems. The Company has engaged a financial advisor, Alliant Capital Partners (an affiliate of Silicon Valley Bank), to assist it in disposing of assets. The assets and businesses the Company would consider selling include its Ling test and measurement vibration system ("Shaker") product line, its patented smart predictive line control technology utilized by the electric arc steel manufacturing industry and patents acquired from Northrop Grumman related to hybrid electric vehicles. The Company continues to discuss the sale of its Shaker product line with several potential interested buyers and is working with Alliant Capital Partners to consider other asset sales as well.

  •
  The sale of approximately $0.7 million of secured convertible subordinated debentures. In February of 2003, the Company received approximately $3 million in proceeds from a private offering of preferred stock and warrants. The terms of this financing also provided that the investors will purchase these debentures from the Company, subject to the satisfaction of two material conditions. The Company needed to obtain stockholder approval of the common stock issuable upon conversion of the convertible instruments and have an effective registration statement with the Securities and Exchange Commission ("SEC") registering all of the equity securities underlying this transaction. The Company's stockholders approved the proposed debenture offering at its annual meeting on April 24, 2003. In addition, the Company filed the required registration statement with the SEC on March 20, 2003 and expects that this registration statement will be declared effective in August 2003. The Company expects to receive the $0.7 million of funds shortly thereafter. However, because the Company failed to have this registration become effective on or before June 18, 2003 it may have to pay liquidated damages to each of the investors in the private offering of 3% of the investor's investment in cash for the first month of delay and 1.5% of the investor's investment for each additional month of delay in cash or shares of our common stock, at its option.

  •
  A new third-party investor. This investment may take the form of a guarantee which will allow the Company to access more funds from its bank, Silicon Valley Bank (the "Bank"), than it could otherwise borrow under its financing agreement, new equity or some other capital infusion. Although the Company has engaged in discussions regarding the above described transactions with a number of third parties, no commitments have been made by any third-party to date and there can be no assurance that the above described transactions will occur.

        On April 4, 2003, the Company entered into an Amended and Restated Accounts Receivable Financing Agreement (the "Agreement") with the Bank. In the Agreement, the Bank has agreed to provide the Company with a line of credit of up to $5 million. Advances under the line of credit are limited to 80% of eligible accounts receivables. Based on current business levels, the Company believes that it will be able to borrow approximately $1.5 million from the Bank during its fiscal fourth quarter, of which $0.9 million is outstanding as of June 28, 2003. Loans under this line of credit bear interest at the prime rate plus 4.0% per annum. Other customary banking fees are also charged. In connection with this financing, the Company issued to an affiliate of the Bank a warrant to purchase 210,000 shares of its common stock at an exercise price of $1.05 per share. The terms of the line of credit provided that the Company would be in default under the line of credit if it was unable to consummate the debenture offering described above on or before July 31, 2003. The Bank has agreed to forbear from exercising its rights or remedies from such default until August 31, 2003. The Company is also required to maintain a tangible net worth in excess of $9 million at all times. As of June 28, 2003, due in large part to non-cash valuation adjustments, the Company's adjusted tangible net worth was $6.4 million, below the minimum covenant level. In August 2003, the Bank waived this requirement until August 31, 2003. Before that date, the Company expects to obtain an amendment to the Bank Agreement. This credit expires on April 3, 2004 and carries a $0.1 million early termination fee.

        In June 2003, the Company sold 4.0 million shares of its 4.7 million shares of its investment in Beacon Power Corporation common stock for $1,514,650, net of commissions. Under the Agreement with the Bank, virtually all of our assets are pledged as collateral. Accordingly, the Company needs to obtain the approval of the Bank in order to use this cash for its operational needs. As of June 28, 2003, $764,650 of the $1,514,650 has been released by the Bank for the Company's use and the remaining $750,000 was restricted in a cash collateral account, unavailable for its use. In July 2003, the Company completed the sale of its remaining investment in Beacon Power Corporation common stock for $231,066. Since June 28, 2003, the Company has requested and the Bank has granted the right for it to use an additional $606,066 of these proceeds to fund operations. As of August 8, 2003, $375,000 remained in the cash collateral account which the Company intends to request the use of for operational needs during the fiscal quarter ending September 30, 2003.

        At June 28, 2003, the Company had an unrestricted cash balance of $1.1 million. In order to sustain current business operations, the Company believes that it will require, beyond the unrestricted cash on hand, approximately an additional $4 million during the quarter ended September 30, 2003. This amount is expected to come from:

  •
  $0.7 million of restricted cash,

  •
  $0.2 million from the sale of the remaining investment in Beacon Power Corporation common stock,

  •
  $0.7 million from the sale of debentures, and

  •
  $0.6 million from unused borrowing capacity under our loan agreement with Silicon Valley Bank.

        The balance is expected to be to come from a combination of asset sales, a third-party guarantee or loan and an equity investment in the Company. However, there can be no assurance that any of these potential sources of funds will materialize.

        The Company has incurred significant costs to develop its technologies and products which has contributed to its need to raise capital. These developments and other operating costs have exceeded total revenue. As a result, the Company has incurred losses in each of the past five years and for the nine months ended June 28, 2003. As of June 28, 2003, the Company had an accumulated deficit of $109.4 million. During the nine months ended June 28, 2003, the Company incurred a net loss attributable to common stockholders of $24.3 million and a reduction in its unrestricted cash, net of borrowings, from $2.1 million to $0.2 million.

        Management of the Company is addressing additional cash needs through a combination of seeking equity infusions, sales of assets, selective workforce reductions, outsourcing some manufacturing and seeking to form joint ventures. The Company has embarked on a major restructuring of the Power Systems Division is order to address its cost structure. This initiative has already resulted in significant reductions in its work force from 167 employees at December 2002 to 74 employees at the end of June 2003, which will be reflected as lower operating expenses in the near future. The Company is working aggressively on its goal to reduce its future cash flow burn rate to zero by fiscal year end. However, the Company does not expect to be profitable for its fourth quarter of fiscal 2003.

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

        The Company performs funded research and development and product development for commercial companies and government agencies under cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, the Company receives periodic progress payments or payment upon reaching interim milestones and retains the rights to the intellectual property developed in government contracts. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of June 28, 2003 and September 30, 2002, the Company has accrued approximately $85,000 and $150,000, respectively, for anticipated contract losses on commercial contracts.

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

        As of March 29, 2003, the quoted fair market value of Beacon Power's common stock held by the Company was $0.18 per share, or $847,064. The Company's cost basis in its investment in Beacon Power's common stock was approximately $0.30 per share, or $1,388,949, resulting in an unrealized loss of $541,885 as of March 29, 2003. As of March 29, 2003, the Company believed the difference in the current fair market value and the cost basis of its investment represents an other than temporary decline based upon the Company's ability and intent to hold the stock for a long enough period of time for it to recover. The Company recorded a charge of $541,885 in the statement of operations to realize this loss. After the write-down, the new cost basis of the Beacon Power stock held by the Company is $0.18 per share.

        During June 2003, the Company commenced the sale of the 4,705,910 shares of its Beacon Power Corporation common stock. Through June 28, 2003, the Company had sold 3,996,626 of those shares for proceeds of $1,514,650, net of fees and commissions. As a consequence of the sale of these shares, the Company realized a gain of $795,258 which is included in its results for the fiscal quarter ending June 28, 2003.

        As of June 28, 2003, the Company owned 709,284 shares of Beacon Power Corporation common stock. As of June 28, 2003, the quoted fair market value of Beacon Power's common stock held by the Company was $0.29 per share, or $205,692. The Company's cost basis in its investment in Beacon Power's common stock was approximately $0.18 per share, or $127,671, resulting in an unrealized gain of $78,021 as of June 28, 2003 and is included in stockholders' equity as a component of accumulated other comprehensive loss.

        During July 2003, the Company sold its remaining shares of Beacon Power Corporation common stock for proceeds of $231,066, net of fees and commissions. As a consequence of the sale of these shares, the Company realized a gain of $103,395 which will be included in its results for the fiscal quarter ending September 30, 2003.

        The following summarizes the Company's investment in Beacon Power Corporation:

	As of June 28, 2003 and for the nine months ended June 28, 2003		As of September 30, 2002 and for the year ended September 30, 2002
	$	Per Share	$	Per Share
Carrying value	$205,692	$0.29	$800,005	$0.17
Cost	$127,671	$0.18	$1,388,949	$0.30
Unrealized gain/(loss)	$78,021	$0.11	$(588,944)	$(0.13)
Realized loss from write-down	$(541,885)	$(0.12)	$(1,400,000)	$(0.30)
Realized gain from sale	$795,258	$0.20	$—	$—

        Additionally, as of June 28, 2003 and September 30, 2002, the Company has a warrant to purchase 173,704 shares of Beacon Power's common stock that has an exercise price of $1.25 per share and expires in 2005. The Company accounts for this warrant in accordance with SFAS No. 133 and, therefore, records the warrant at its fair value. As of June 28, 2003 and September 30, 2002, the warrant to purchase Beacon Power common stock had a fair value of $22,033 and $14,365, respectively, and is included in warrants to purchase common stock on the accompanying balance sheet. During the three and nine months ended June 28, 2003, the Company recorded an unrealized gain of $10,279 and $7,668, respectively, and is included in unrealized loss on warrants to purchase common stock in the accompanying statement of operations.

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

        As of June 28, 2003 and September 30, 2002, the Company has warrants to purchase 300,000 shares of Mechanical Technology Incorporated's common stock that have an exercise price of $12.56 per share and expire in fiscal year 2004. The Company accounts for these warrant in accordance with SFAS No. 133 and, therefore, records the warrants at their fair value. As of June 28, 2003 and September 30, 2002, the warrants to purchase Mechanical Technology Incorporated common stock had a fair value of $6,440 and $1,623, respectively, and are included in warrants to purchase common stock on the accompanying balance sheet. During the three and nine months ended June 28, 2003, the Company recorded an unrealized loss of $5,615 and $4,817 and is included in unrealized loss on warrants to purchase common stock in the accompanying statement of operations.

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

        During the three months ended March 29, 2003, the Company experienced a significant adverse change in the business climate, in particular, significant reductions in revenue and cash flows. This coupled with its current liquidity issues, required the Company to consider selling assets unrelated to its engineering and manufacturing expertise in electromechanical systems. The assets and businesses the Company is considering selling include its Ling Shaker product line, its patented smart predictive line control technology utilized by the electric arc steel manufacturing industry and patents acquired from Northrop Grumman related to the hybrid electric vehicles. Based on these conditions, the Company performed an impairment test on an interim basis. The Company determined the fair value of each of the reporting units based on a discounted cash flow income approach. This analysis was largely based upon historical data. Based on the results of the first step of the goodwill impairment test, the Company determined that the fair value of the Applied Technology and Electronics reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of March 29, 2003. As a result, the second step of the goodwill impairment test was not required to be completed. The Company will continue to perform a goodwill impairment test for these reporting units on an annual basis and on an interim basis, if certain conditions exist. Based on the results of the first step of the annual goodwill impairment test, the Company determined that the fair value of the Power Systems reporting unit does not exceed its carrying amount. The fair value was determined to approximate the fair value of the net tangible assets. The second step of the impairment test required the Company to write off the unamortized balance of the goodwill and intangible assets of the Power Systems reporting unit as of March 29, 2003 of $5,751,082.

Long-Lived Assets

        As of October 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

        During the three months ended June 28, 2003, the Company decided to streamline its operations. The Company has decided to greatly reduce its UPS sales, marketing and development effort and plans to form a strategic alliance with a major company. The Company is also seriously exploring the possibility of selling its Shaker product line and is actively engaged in discussions with a few potential buyers. It is likely that this Shaker product line will be sold within the next few months. In this scenario, the Company's Worcester facility will have the Magnetics (Servo Motors and its Maglev products), EPT and StarSine as its remaining business. Based on a cash flow forecast of these products over the remaining 7 years—representing the current lease and the Company's 5 year option to extend—the Company does not expect to recoup the value of its long-lived assets. These assets, before write-down, approximate $3.2 million and are comprised primarily of leasehold improvements made within the last few years. Given this situation, the Company performed a fair market analysis of these assets and determined that a $700,000 charge was required in this quarter representing an impairment of this long-lived asset.

Restructuring Costs

        During April 2002, the Company commenced a restructuring plan designed to streamline its production base, improve efficiency and enhance its competitiveness and recorded a restructuring charge of $1.5 million. The restructuring charge included approximately $655,000 for severance costs associated with the reduction of approximately 60 employees. As of September 30, 2002, 56 employees had been terminated and $507,504 of the severance had been paid. As of June 28, 2003, all 60 employees had been terminated and $565,647 of the severance had been paid. The balance of the restructuring charge relates to the closing of the Anaheim, CA facility. These costs include approximately $270,000 of cash charges primarily related to rent, real estate taxes and operating costs to be paid from October 1, 2002 through June 30, 2003, the remainder of the lease, and an estimated $350,000 of other cash charges for restoration and clean-up. As of September 30, 2002, no amounts have been paid nor charged against these amounts. As of June 28, 2003, the Company has paid $270,000 of the $270,000 of charges primarily related to rent, real estate taxes and operating. As of June 28, 2003, $39,310 has been paid against the $350,000 of other cash charges for restoration and clean-up. In addition, approximately $225,000 of the restructuring charge relates to non-cash charges on assets to be disposed of. As of September 30, 2002, no assets have been disposed of nor have any amounts been charged against this amount. As of June 28, 2003, $125,062 net book value of assets have been identified and written off against this amount.

        The following is a status of the Company's accrued restructuring costs and the changes for the periods then ended:

	Balance September 30, 2002	Amounts Paid or Deductions	Balance June 28, 2003
Severance costs	$147,496	$(58,143)	$89,353
Facility costs	620,000	(309,310)	310,690
Equipment costs	225,000	(125,062)	99,938

Accrued restructuring costs	$992,496	$(492,515)	$499,981

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

        Had compensation cost for the Company's stock based compensation been determined based on fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss attributable to common stockholders and loss per share for the three and nine months ended June 28, 2003 and June 29, 2002, respectively, would have been increased to the pro forma amounts indicated below:

	Three Months Ended				Nine Months Ended
	June 28, 2003		June 29, 2002		June 28, 2003		June 29, 2002
	Net Loss Attributable to Common Stockholders	Loss per Common Share, Basic and Diluted	Net Loss Attributable to Common Stockholders	Loss per Common Share, Basic and Diluted	Net Loss Attributable to Common Stockholders	Loss per Common Share, Basic and Diluted	Net Loss Attributable to Common Stockholders	Loss per Common Share, Basic and Diluted
As Reported	$(6,774,959)	$(0.36)	$(4,995,979)	$(0.30)	$(24,280,816)	$(1.36)	$(15,388,990)	$(0.93)
Stock based employee compensation expense	(904,840)	(0.05)	(1,060,782)	(0.07)	(3,042,307)	(0.17)	(3,833,500)	(0.23)

Pro Forma	$(7,679,799)	$(0.41)	$(6,056,761)	$(0.37)	$(27,323,123)	$(1.53)	$(19,222,490)	$(1.16)

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

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's financial position or results of operations.

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

        In November 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, effective for arrangements entered into after June 15, 2003. This issue defines units of accounting for arrangements with multiple deliverables resulting in revenue being allocated over the units of accounting for revenue recognition purposes. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

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

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company is currently evaluating the impact of SFAS No. 150 on its financial statements but does not expect the adoption to have a material effect on its results of operations or financial condition.

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

        The stock purchase agreement contains several contingencies which are outside the Company's control. These include the approval of third parties and the registration statement underlying the common stock being declared effective by the Securities and Exchange Commission. Failure to satisfy these contingencies might result in a portion or all of the proceeds being returned to the investors. Consequently, the Company has accounted for the proceeds received on February 18, 2003 as a deposit (liability) on the transaction. In addition, the Company has recorded the costs paid through June 28, 2003 of $411,672 in connection with this transaction as an other current asset. After the resolution of these items outside the Company's control, the Company will account for the transaction in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the net proceeds received based on the relative fair value of the redeemable convertible preferred stock and the warrants issued, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities.

        The Company's stockholders approved the proposed debenture offering at its annual meeting on April 24, 2003. In addition, the Company filed the required registration statement with the SEC on March 20, 2003. The Company expects that this registration statement will be declared effective in August 2003. However, because the Company failed to have this registration become effective on or before June 18, 2003 it may have to pay liquidated damages to each of the investors in the private offering of 3% of the investor's investment in cash for the first month of delay and 1.5% of the investor's investment for each additional month of delay in cash or shares of our common stock, at its option. As of June 28, 2003, the Company has accrued $135,000 for these potential penalties.

Note E. Loss per Share

        The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net loss attributable to common stockholders	$(6,774,959)	$(4,995,979)	$(24,280,816)	$(15,388,990)

Basic and diluted:
Common shares outstanding, beginning of period	18,664,952	16,539,597	16,741,646	16,539,597
Weighted average common shares issued during the period	220,924	30,246	1,123,309	10,082

Weighted average shares outstanding—basic and diluted	18,885,876	16,569,843	17,864,955	16,549,679

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.36)	$(0.30)	$(1.36)	$(0.93)

        As of June 28, 2003 and June 29, 2002, 5,649,092 and 4,094,973 shares of common stock issuable upon the exercise of options and warrants, respectively, were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive. In addition, as of June 28, 2003, 2,538,000 shares of common stock issuable upon the conversion of Series A Convertible Preferred Stock were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive.

        On April 4, 2003, the Company issued to Silicon Valley Bank, in connection with the Amended and Restated Accounts Receivable Financing Agreement with Silicon Valley Bank, a warrant exercisable for 210,000 shares of our common stock, at an exercise price of $1.05 per share. The warrant expires on April 3, 2010.

Note F. Inventory

        Inventory consists of the following:

	June 28, 2003	September 30, 2002
Raw material	$2,867,525	$6,251,301
Work-in-process	2,921,765	3,216,982
Finished goods	2,707,275	777,739

	$8,496,565	$10,246,022

        At the end of June 2003, the Company was actively engaged in selling its Shaker product line, and is pursuing a strategy which it hoped would lead to a strategic alliance with a larger company in the power business. During the process of considering various options, the Company concluded that both its Shaker and UPS system inventory was overvalued. The Company analyzed the situation and recorded an increase to its valuation reserve of $1,962,058 as of June 28, 2003. In addition, the Company has accrued a $737,942 loss for purchase commitments associated with these products.

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

        The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations, including amortization of intangibles. Common costs not directly attributable to a particular segment are included in the Applied Technology segment. These costs include corporate costs such as executive officer compensation, facility costs, legal, audit and tax and other professional fees and totaled $1,102,093 and $941,770 for the three months ended June 28, 2003 and June 29, 2002, respectively, and $3,568,929 and $3,111,913 for the nine months ended June 28, 2003 and June 29, 2002, respectively. In addition, for the three and nine months ended June 29, 2002, these costs include $1,500,000 for restructuring costs.

        The following is a summary of the Company's operations by operating segment:

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Applied Technology:
Funded research and development and other revenue	$1,426,208	$2,996,198	$4,312,637	$8,046,656

Loss from operations, including amortization of intangibles of $67,729 and $88,884 for the three months ended June 28, 2003 and June 29, 2002, respectively, and $245,497 and $266,652 and for the nine months ended June 28, 2003 and June 29, 2002, respectively, and restructuring costs of $1,500,000 for the three and nine months ended June 29, 2002	$(1,392,950)	$(2,115,565)	$(4,843,816)	$(4,386,170)

Power Systems:
Product revenue	$2,501,879	$6,170,803	$7,856,325	$14,824,776

Loss from operations, including amortization of intangibles of $0 and $28,945 for the three months ended June 28, 2003 and June 29, 2002, respectively, $53,793 and $85,901 for the nine months ended June 28, 2003 and June 29, 2002, respectively and write-off of impaired assets of $700,000 for the three months ended June 28, 2003 and $6,451,082 for the nine months ended June 28, 2003	$(5,962,251)	$(2,405,432)	$(18,404,852)	$(9,318,337)

Electronics:
Product revenue	$2,508,634	$2,587,318	$6,734,993	$7,523,114

Income/(loss) from operations, including amortization of intangibles of $31,250 for the three months ended June 28, 2003 and June 29, 2002 and $93,750 and for the nine months ended June 28, 2003 and June 29, 2002	$84,122	$(153,320)	$(673,287)	$(1,231,923)

Consolidated:
Product revenue	$5,010,513	$8,758,121	$14,591,318	$22,347,890
Funded research and development and other revenue	1,426,208	2,996,198	4,312,637	8,046,656

Total revenue	$6,436,721	$11,754,319	$18,903,955	$30,394,546

Operating loss	$(7,271,079)	$(4,674,317)	$(23,921,955)	$(14,936,430)
Net realized gain on sale of marketable securities	—	—	—	16,956
Net unrealized gain/(loss) on warrants to purchase common stock	15,894	(168,700)	12,485	(512,306)
Write-down of investment in Beacon Power Corporation	—	—	(541,885)	—
Realized gain on sale of Beacon Power Corporation common stock	795,258	—	795,258	—
Other income	—	(132,027)	55,700	(132,027)
Interest income	1,831	9,927	4,372	273,807
Interest expense	(203,870)	(30,862)	(571,798)	(98,990)

Net loss	$(6,661,966)	$(4,995,979)	$(24,167,823)	$(15,388,990)

        Common assets not directly attributable to a particular segment are included in the Applied Technology segment. These assets include cash and cash equivalents, prepaid and other corporate assets and amounted to $2,943,324 and $3,009,770 at June 28, 2003 and September 30, 2002, respectively. The following is a summary of the Company's operations by operating segment:

	June 28, 2003	September 30, 2002
Applied Technology:
Segment assets	$8,144,920	$9,876,954
Power Systems:
Segment assets	11,624,457	22,504,958
Electronics:
Segment assets	7,099,690	9,162,220

Consolidated:
Segment assets	26,869,067	41,544,132
Investment in Beacon Power Corporation	205,692	800,005
Warrants to purchase common stock	28,473	15,988

Total assets	$27,103,232	$42,360,125

        The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Revenue by geographic region based on location of customer:
United States	$5,476,059	$9,486,962	$16,124,013	$25,409,372
Rest of world	960,662	2,267,357	2,779,942	4,985,174

Total revenue	$6,436,721	$11,754,319	$18,903,955	$30,394,546

Note H. Legal Matters

        From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business. In July 2003, Donald R. Gililland, Sharon Gililland, Vernon Dunham and Jean Dunham, owners of the real property commonly known as 4890 E. La Palma Avenue, Anaheim, CA 92870 (collectively the "Owners") which facility formerly housed the Company's Ling Electronics division, filed a complaint against the Company for breach of lease with the Orange County Superior Court. The complaint alleges, among other things, failure of the Company to maintain/repair premises. The Owners allege that the correction and repair of the various breaches by the Company of its obligations under the Lease will exceed the sum of $400,000. The Company does not believe that this complaint has merit and intend to vigorously defend against it. The Company is not aware of any other current or pending litigation to which the Company is or may be a party that the Company believes could materially adversely affect its results of operations or financial condition or net cash flows.

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

Recent Developments

        In February 2003, we raised approximately $3 million through a private offering of preferred stock. In June 2003, we sold 4 million shares of our Beacon Power Corporation common stock for net proceeds of $1.5 million. Despite these events, we need an immediate infusion of capital in order to continue operations. We are actively engaged in raising capital from the following sources:

  •
  Proceeds from the sale of assets unrelated to our engineering and manufacturing expertise in electromechanical systems. We have engaged a financial advisor, Alliant Partners (an affiliate of Silicon Valley Bank), to assist us in disposing of assets unrelated to our engineering and manufacturing expertise in electromechanical systems. The assets and businesses we would consider selling include our Ling test and measurement vibration system ("Shaker") product line, our patented smart predictive line control technology utilized by the electric arc steel manufacturing industry and patents acquired from Northrop Grumman related to hybrid electric vehicles. These assets represent approximately 25% of our assets. For larger systems, such as our Uninterruptible Power Supply ("UPS") system, we intend to enter into strategic alliances for the manufacture, sale, service and distribution of our products. We continue to discuss the sale of our Shaker product line with several potential interested buyers and are working with Alliant Capital Partners to consider other asset sales as well.

  •
  The sale of approximately $0.7 million of secured convertible subordinated debentures. In February of 2003, we received approximately $3 million in proceeds from a private offering of preferred stock and warrants. The terms of this financing also provided that the investors will purchase these debentures from us, subject to the satisfaction of two material conditions. We needed to obtain stockholder approval of the common stock issuable upon conversion of the convertible instruments and have an effective registration statement with the Securities and Exchange Commission ("SEC") registering all of the equity securities underlying this transaction. Our stockholders approved the proposed debenture offering at our annual meeting on April 24, 2003. In addition, we filed the required registration statement with the SEC on March 20, 2003 and expect that this registration statement will be declared effective in August 2003. We expect to receive the $0.7 million of funds shortly thereafter. However, because we failed to have this registration become effective on or before June 18, 2003 we may have to pay liquidated damages to each of the investors in the private offering of 3% of the investor's investment in cash for the first month of delay and 1.5% of the investor's investment for each additional month of delay in cash or shares of our common stock, at our option.

  •
  A new third-party investor. This investment may take the form of a guarantee which will allow us to access more funds from our Bank than we could otherwise borrow under our agreement, new equity or some other capital infusion. Although we have engaged in discussions regarding the above described transactions with a number of third parties, no commitments have been made by any third-party to date and there can be no assurance that the above described transactions will occur.

        On April 4, 2003, we entered into an Amended and Restated Accounts Receivable Financing Agreement (the "Loan Agreement") with Silicon Valley Bank, our senior secured lender. In the Agreement, Silicon Valley Bank has agreed to provide us with a line of credit of up to $5 million. Advances under the line of credit are limited to 80% of eligible accounts receivables. Based on current business levels, we believe that we will be able to borrow approximately $1.5 million from Silicon Valley Bank during our fiscal fourth quarter, of which $0.9 million is outstanding as of June 28, 2003. Loans under this line of credit bear interest at the prime rate plus 4.0% per annum. Other customary banking fees are also charged. In connection with this financing, we issued to an affiliate of Silicon Valley Bank a warrant to purchase 210,000 shares of our common stock at an exercise price of $1.05 per share. The terms of the line of credit provide that we will be in default under the line of credit if we are unable to consummate the debenture offering described above on or before July 31, 2003. The Bank has agreed to forbear from exercising its rights or remedies from such default until August 31, 2003. We are also required to maintain a tangible net worth in excess of $9 million at all times. As of June 28, 2003, due in large part to non-cash valuation adjustments, our adjusted tangible net worth was $6.4 million, below the minimum covenant level. In August 2003, the Bank waived this requirement until August 31, 2003. Before that date, we expect to obtain an amendment to our Bank Agreement. This credit expires on April 3, 2004 and carries a $0.1 million early termination fee.

        In June 2003, we sold 4.0 million shares of our 4.7 million shares of our investment in Beacon Power Corporation common stock for $1.5 million, net of commissions. Under the Loan Agreement with the Bank, virtually all of our assets are pledged as collateral. Accordingly, we need to obtain the approval of the Bank in order to use his cash for our operational needs. As of June 28, 2003, $0.8 million of the $1.5 million has been released by the Bank for our use and the remaining $0.7 million was restricted in a cash collateral account, unavailable for our use. In July 2003, we completed the sale of our remaining investment in Beacon Power Corporation common stock for $0.2 million. Since June 28, 2003, we requested and the Bank granted the right for us to use an additional $0.6 million of these proceeds to fund operations. As of August 8, 2003, $0.4 million remained in the cash collateral account which we intend to request the use of for operational needs during the fiscal quarter ending September 30, 2003.

        Even if we are able to obtain an infusion of capital, we may still require additional cash resources in the future to fund unanticipated operating losses, to grow, to develop new or enhance existing products and services and to respond to competitive pressures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" below.

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

Critical Accounting Policies and Significant Judgments and Estimates

        Our discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, receivable reserves, inventory reserves, investment in Beacon Power Corporation, goodwill and intangible assets and income taxes. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of June 28, 2003 and September 30, 2002, we have accrued approximately $0.1 million and $0.2 million, respectively, for anticipated contract losses on commercial contracts.

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

        At the end of June 2003, we were actively engaged in selling our Shaker product line, and we were pursuing a strategy which we hoped would lead to a strategic alliance with a larger company in the power business. During the process of considering various options, we concluded that both our Shaker and UPS system inventory was overvalued. We analyzed the situation and recorded in increase to our valuation reserve. This reserve was based on our assessment of the situation as of the date of this report. Events in the future could be materially different than expected.

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

        As of March 29, 2003, the quoted fair market value of Beacon Power's common stock held by us was $0.18 per share, or $0.8 millon. Our cost basis in our investment in Beacon Power's common stock was approximately $0.30 per share, or $1.4 million, resulting in an unrealized loss of $0.5 million as of March 29, 2003. As of March 29, 2003, we believe the difference in the current fair market value and the cost basis of our investment represents an other than temporary decline based upon our ability and intent to hold the stock for a long enough period of time for it to recover. The Company recorded a charge of $0.5 million in the statement of operations to realize this loss. After the write-down, the new cost basis of the Beacon Power stock held by the Company is $0.18 per share.

        During June 2003, we commenced the sale of the 4,705,910 shares of our Beacon Power Corporation common stock. Through June 28, 2003, we had sold 3,996,626 of those shares for proceeds of $1.5 million, net of fees and commissions. As a consequence of the sale of these shares, we realized a gain of $0.8 million which is included in our results for the fiscal quarter ending June 28, 2003.

        As of June 30, 2003, we owned 709,284 shares of Beacon Power Corporation common stock. Depending upon the stock price and other considerations, we may choose to sell these shares as well. As of June 28, 2003, the quoted fair market value of Beacon Power's common stock held by us was

$0.29 per share, or $0.2 million. Our cost basis in our investment in Beacon Power's common stock was approximately $0.18 per share, or $0.1 million, resulting in an unrealized gain of $0.1 million as of June 28, 2003 and is included in stockholders' equity as a component of accumulated other comprehensive income/(loss).

        The following summarizes our investment in Beacon Power Corporation:

	As of June 28, 2003 and for the nine months ended June 28, 2003		As of September 30, 2002 and for the year ended September 30, 2002
	$ (In Millions)	Per Share	$ (In Millions)	Per Share
Carrying value	$0.2	$0.29	$0.8	$0.17
Cost	$0.1	$0.18	$1.4	$0.30
Unrealized gain/(loss)	$0.1	$0.11	$(0.6)	$(0.13)
Realized loss from write-down	$(0.5)	$(0.12)	$(1.4)	$(0.30)
Realized gain from sale	$0.8	$0.20	$—	$—

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

Long-Lived Assets

        As of October 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Loved Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement requires that long-lived assets be reviewed for possible impairment, if certain conditions exist, with impaired assets written down to fair value.

        We determined the fair value of certain of the long-lived assets based on a discounted cash flow income approach. The income approach indicates the fair value of a long-lived assets based on the discounted value of the cash flows that the long-lived asset can be expected to generate in the future over the life of the long-lived asset. This analysis is based upon projections prepared by us. These projections represent management's best estimate of future results. In making these projections, we considered the markets we are addressing, the competitive environment and our advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material.

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

Results of Operations

  Three Months Ended June 28, 2003 Compared to June 29, 2002

        Product Revenue.    Product revenue decreased by $3.7 million, or 43%, from $8.8 million in fiscal year 2002 to $5.0 million in fiscal year 2003. The decrease in revenue was primarily due to a reduction of $3.7 million in our Power Systems Division.

        The decline of $3.7 million in Power Systems was due to significantly lower sales across all product lines, reflecting an overall general weakness in the business. The reduction in Test and Measurement, Power Conversion and our Magnetic and Motors product lines were all over 50% versus the same period in fiscal year 2002. Late in the second quarter of 2003, we shipped two UPS systems to third parties—one a 315 KVA unit and one a 2.2 MW unit. Both transactions had conditions which were not fulfilled as of June 28, 2003; therefore we continued to defer this revenue.

        Revenue from our Electronics Division remained relatively flat at $2.5 million.

        Funded research and development and other revenue.    Funded research and development and other revenue decreased by $1.6 million, or 52%, from $3.0 million in fiscal year 2002 to $1.4 million in fiscal year 2003. This decrease was primarily attributable to the reduction in revenue of $1.2 million from a program with General Atomics to develop integrated power systems for future U.S. Navy's "all-electric" ship platforms ("IPS") and $0.8 million from a program with the Department of Energy to develop low-cost power conversion modules for electric and hybrid-electric vehicles ("AIPM"). These reductions were the result of the programs being completed. The loss in revenue from these programs was offset in part by revenue from new programs, the largest of which is a $5 million program with General Atomics, to continue the development of the Navy's "all-electric" ship platforms. Under this program, we will deliver modular, electric power converter and control assemblies to be installed on the RV Triton, a British research vessel ("TRITON"). For the three months ended June 28, 2003, we earned $0.6 million from this program. In addition, we have a $1.1 million program with EDO Corporation for the design and development of a power converter for a new mine sweeping system for the U.S. Navy's Organic Airborne and Surface Influence Sweep system ("OASIS"). For the three months ended June 28, 2003, we earned $0.4 million from this program.

        Cost of product revenue.    Cost of product revenue increased by $0.3 million, or 3%, from $7.8 million in fiscal year 2002 to $8.1 million in fiscal year 2003. This was primarily due to a $2.7 million charge for a valuation adjustment related to inventory for our Shaker and UPS products. This charge was offset in part by lower material costs of $1.5 million, directly related to our decline in revenue. In addition, manufacturing labor and overhead costs decreased by $0.9 million reflecting a reduction in the cost structure of the business. The valuation adjustment totaled $1.5 million for Shakers and $1.2 million for UPS. In total, these adjustments represented a $2.0 million increase to inventory reserves and a $0.7 million increase in vendor liabilities to reflect an expected loss on vendor commitments.

        Funded research and development and other revenue expenses.    Funded research and development and other revenue expenses decreased by $0.7 million, or 37%, from $1.9 million in fiscal year 2002 to $1.2 million in fiscal year 2003. The decrease was directly attributable to the reduction in funded research and development revenue. The gross margin on funded research and other revenue declined from 36% in fiscal year 2002 to 16% in fiscal year 2003. In large part, this decline is reflective of the fact that there is a significant fixed overhead component in our funded research and development and other revenue expenses.

        Unfunded research and development expenses.    Unfunded research and development expenses decreased by $0.8 million, or 72%, from $1.1 million in fiscal year 2002 to $0.3 million in fiscal year 2003. During fiscal year 2002, we were involved in developing the UPS product line in Power Systems which is largely completed. This is the primary reason for the reduction in unfunded research and development. In addition, we have greatly reduced our development of radio frequency activity in our Electronics Division and terminated the biosensor activity in our Applied Technology Division.

        Selling, general and administrative expenses.    Selling, general and administrative expenses decreased by $0.6 million, or 16%, from $3.9 million in fiscal year 2002 to $3.3 million in fiscal year 2003. The decrease was the result of cost savings, including those which were associated with the restructuring activities completed during the last half of fiscal year 2002.

        Amortization of intangibles.    Amortization of intangibles remained flat at $0.1 million.

        Write-off of long-lived assets.    We recorded a $0.7 million charge representing an impairment in the carrying value of the long-lived assets in our Worcester, Massachusetts manufacturing facility. This was required as a result of our decision to streamline our operations. We have decided to greatly reduce our UPS sales, marketing and development effort and plan to form a strategic alliance with a major company. We are also seriously exploring the possibility of selling our Shaker product line and are actively engaged in discussions with a few potential buyers. It is likely that this Shaker product line will be sold within the next few months. In this scenario, our Worcester facility will have the Magnetics (Servo Motors and its Maglev products), EPT and StarSine as its remaining business. Based on a cash flow forecast of these products over the remaining 7 years—representing the current lease and our 5 year option to extend—we do not expect to recoup the value of our long-lived assets. These assets, before write-down, approximate $3.2 million and are comprised primarily of leasehold improvements made within the last few years. Given this situation, we performed a fair market analysis of this asset and determined that a $0.7 million charge was required in this quarter representing an impairment of this long-lived asset.

        Restructuring costs.    During April 2002, we commenced a restructuring plan designed to streamline our production base, improve efficiency and enhance our competitiveness and recorded a restructuring charge of $1.5 million. The restructuring charge included approximately $0.6 million for severance costs associated with the reduction of approximately 60 employees, or 17% of the work force. The reductions occurred in the following business segments: Applied Technology—9: Corporate—2; Electronics—16; and Power Systems—33. On a functional basis, the reductions were: manufacturing—45; research and development—4; and selling, general and administrative—11. The balance of the restructuring charge relates to the closing of the Anaheim, CA facility. These costs include approximately $0.3 million of cash charges primarily related to rent, real estate taxes and operating costs to be paid through the remainder of the lease and an estimated $0.3 million of other cash charges for restoration and clean-up. In addition, approximately $0.2 million of the restructuring charge relates to non-cash charges on assets to be disposed of.

        Net unrealized gain/(loss) on warrants to purchase common stock.    There was no significant net unrealized gain/(loss) on warrants to purchase common stock in fiscal year 2003 compared with a net unrealized loss of $0.2 million in fiscal year 2002. We account for our warrants to purchase Mechanical Technology Incorporated's common stock and to purchase Beacon Power Corporation's common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we have recorded these warrants at their fair value at June 28, 2003.

        Realized gain from sale of Beacon Power Corporation common stock.    During June 2003, we commenced the sale of the 4,705,910 shares of our Beacon Power Corporation common stock. Through June 28, 2003, we had sold 3,996,626 of those shares for proceeds of $1.5 million, net of fees and commissions. As a consequence of the sale of these shares, we realized a gain of $0.8 million. The remaining shares were sold early in our fiscal fourth quarter and we realized a gain of $0.1 million which will be included in our results for the fiscal quarter ending September 30, 2003.

        Interest income/ (expense), net.    Interest expense, net was $0.2 million for fiscal year 2003 compared with $0.0 million for fiscal year 2002, an increase in expense, net of $0.2 million. This increase in expense, net is the result of decreased cash and cash equivalents and an increase in borrowings from Silicon Valley Bank. In addition, interest expense includes the amortization of the fair value, as determined using the Black-Scholes option pricing model, of the warrants we issued in connection with our existing line of credit of $0.1 million.

  Nine Months Ended June 28, 2003 Compared to June 29, 2002

        Product Revenue.    Product revenue decreased by $7.8 million, or 35%, from $22.3 million in fiscal year 2002 to $14.6 million in fiscal year 2003. The decrease in revenue was comprised of $7.0 million in our Power Systems Division and $0.8 million in our Electronics Division.

        The decline of $7.0 million in Power Systems was due to significantly lower sales in all product lines. Approximately two-thirds of this variance was in our Power Conversion and Test & Measurement product lines; we also experienced reductions in our Magnetics and Motors and Service and Parts product lines. These lower sales reflect an overall general weakness in the business. Late in the second quarter of 2003, we shipped two UPS systems to third parties—one a 315 KVA unit and one a 2.2 MW unit. Both transactions had conditions which were not fulfilled as of June 28, 2003; therefore we continued to defer this revenue.

        The decrease in Electronics revenue reflected the continued weakness in the telecommunication and semiconductor industries. In part because of general economic weakness, we experienced lower sales in both our commercial and military sectors.

        Funded research and development and other revenue.    Funded research and development and other revenue decreased by $3.7 million, or 46%, from $8.0 million in fiscal year 2002 to $4.3 million in fiscal year 2003. This decrease was primarily attributable to the reduction in revenue of $2.3 million from IPS and $2.0 million from AIPM and $0.5 million from a program with General Atomics for the U.S. Navy's electric missile air launch system ("EMALS"). These reductions were the results of these programs being completed. The loss in revenue from these programs was offset in part by revenue from new programs, the largest of which are TRITON and OASIS. We earned $1.0 million on TRITON and $0.8 million on OASIS for the nine months ended June 28, 2003.

        Cost of product revenue.    Cost of product revenue decreased by $1.8 million, or 8%, from $21.6 million in fiscal year 2002 to $19.8 million in fiscal year 2003. This was primarily due to a lower material costs of $3.1 million directly related to our decline in revenue. We also experienced a reduction of $1.4 million in manufacturing and overhead costs reflecting a reduction in the cost structure of the business. These reductions were offset in part by a $2.7 million charge for a valuation adjustment related to inventory for our Shaker and UPS system products. In general, our businesses operate on negative margins at the current revenue levels due to excess manufacturing capacity, which is expensed as incurred. Since our cost structure, except for materials, is relatively fixed, our revenue levels significantly affect our gross margin. The large drop in revenue for the quarter coupled with the valuation adjustment, was the major reason why our product gross margin declined from 3% in fiscal year 2002 to -36% in fiscal year 2003.

        Funded research and development and other revenue expenses.    Funded research and development and other revenue expenses decreased by $1.5 million, or 28%, from $5.2 million in fiscal year 2002 to $3.8 million in fiscal year 2003. The decrease was directly attributable to the reduction in funded research and development revenue. The gross margin on funded research and other revenue declined from 35% in fiscal year 2002 to 12% in fiscal year 2003. In large part, this decline is reflective of the fact that there is a significant fixed overhead component in our funded research and development and other revenue expenses.

        Unfunded research and development expenses.    Unfunded research and development expenses decreased by $3.3 million, or 70%, from $4.8 million in fiscal year 2002 to $1.4 million in fiscal year 2003. During fiscal year 2002, we were involved in developing the UPS product line in Power Systems which is largely completed. This is the primary reason for the reduction in unfunded research and development. In addition, we have greatly reduced our development of radio frequency activity in our Electronics Division and terminated the biosensor activity in our Applied Technology Division.

        Selling, general and administrative expenses.    Selling, general and administrative expenses decreased by $0.8 million, or 7%, from $11.8 million in fiscal year 2002 to $11.0 million in fiscal year 2003. This decrease was the direct result of cost savings including the restructuring activities completed during the last half of fiscal 2002.

        Amortization of intangibles.    Amortization of intangibles remained flat at $0.4 million.

        Write-off of long-lived assets.    We recorded a $0.7 million charge representing an impairment in the carrying value of the long-lived assets in our Worcester, Massachusetts manufacturing facility. This was required as a result of our decision to streamline our operations. We have decided to greatly reduce our UPS sales, marketing and development effort and plan to form a strategic alliance with a major company. We are also seriously exploring the possibility of selling our Shaker product line and are actively engaged in discussions with a few potential buyers. It is likely that this Shaker product line will be sold within the next few months. In this scenario, our Worcester facility will have the Magnetics (Servo Motors and its Maglev products), EPT and StarSine as its remaining business. Based on a cash flow forecast of these products over the remaining 7 years—representing the current lease and our 5 year option to extend—we do not expect to recoup the value of our long-lived assets. These assets, before write-down, approximate $3.2 million and are comprised primarily of leasehold improvements made within the last few years. Given this situation, we performed a fair market analysis of this asset and determined that a $0.7 million charge was required in our fiscal third quarter representing an impairment of this long-lived asset.

        Restructuring costs.    During April 2002, we commenced a restructuring plan designed to streamline our production base, improve efficiency and enhance our competitiveness and recorded a restructuring charge of $1.5 million. The restructuring charge included approximately $0.6 million for severance costs associated with the reduction of approximately 60 employees, or 17% of the work force. The reductions occurred in the following business segments: Applied Technology—9: Corporate—2; Electronics—16; and Power Systems—33. On a functional basis, the reductions were: manufacturing—45; research and development—4; and selling, general and administrative—11. The balance of the restructuring charge relates to the closing of the Anaheim, CA facility. These costs include approximately $0.3 million of cash charges primarily related to rent, real estate taxes and operating costs to be paid through the remainder of the lease and an estimated $0.3 million of other cash charges for restoration and clean-up. In addition, approximately $0.2 million of the restructuring charge relates to non-cash charges on assets to be disposed of.

        Write-off of impaired goodwill and intangible assets.    During the three months ended March 29, 2003, we experienced a significant adverse change in the business climate, in particular, significant reductions in revenue and cash flows. This coupled with our current liquidity issues, required us to consider selling assets unrelated to our engineering and manufacturing expertise in electromechanical systems. The assets and businesses we are considering selling include our Ling Shaker product line, our patented smart predictive line control technology utilized by the electric arc steel manufacturing industry and patents acquired from Northrop Grumman related to the hybrid electric vehicles. Based on these conditions, we performed an impairment test on an interim basis. We determined the fair value of each of the reporting units based on a discounted cash flow income approach. This analysis was largely based upon historical data. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of the Applied Technology and Electronics reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of March 29, 2003. As a result, the second step of the goodwill impairment test was not required to be completed. We will continue to perform a goodwill impairment test for these reporting units on an annual basis and on an interim basis, if certain conditions exist. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of the Power Systems reporting unit does not exceed its carrying amount. The fair value was determined to approximate the fair value of the net tangible assets. The second step of the impairment test required us to write off the unamortized balance of the goodwill and intangible assets of the Power Systems reporting unit as of March 29, 2003 of $5.8 million.

        Net unrealized gain/(loss) on warrants to purchase common stock.    There was no significant net unrealized gain/(loss) on warrants to purchase common stock in fiscal year 2003 compared with a net unrealized loss of $0.5 million in fiscal year 2002. We account for our warrants to purchase Mechanical Technology Incorporated's common stock and to purchase Beacon Power Corporation's common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we have recorded these warrants at their fair value at June 28, 2003.

        Write-down of investment in Beacon Power Corporation.    We account for our investment in Beacon Power using the fair value method as set forth in SFAS No. 115, Accounting for Certain Debt and Equity Securities. As of March 29, 2003, the quoted fair market value of Beacon Power's common stock held by the Company was $0.18 per share, or $0.8 million. Our cost basis in our investment in Beacon Power's common stock was approximately $0.30 per share, or $1.4 million, resulting in an unrealized loss of $0.5 million as of March 29, 2003. As of March 29, 2003, we believed the difference in the current fair market value and the cost basis of our investment represents an other than temporary decline based upon our ability and intent to hold the stock for a long enough period of time for it to recover. We recorded a charge of $0.5 million in the statement of operations to realize this loss. After the write-down, the new cost basis of the Beacon Power stock held by us was $0.18 per share.

        Realized gain from sale of Beacon Power Corporation common stock.    During June 2003, we commenced the sale of the 4,705,910 shares of our Beacon Power Corporation common stock. Through June 28, 2003, we had sold 3,996,626 of those shares for proceeds of $1.5 million, net of fees and commissions. As a consequence of the sale of these shares, we realized a gain of $0.8 million.

        Interest income/ (expense), net.    Interest expense, net was $0.6 million for fiscal year 2003 compared with interest income, net of $0.2 million for fiscal year 2002, a decrease of $0.8 million. The decrease is the result of decreased cash and cash equivalents and an increase in borrowings from Silicon Valley Bank. In addition, interest expense includes the amortization of the fair value, as determined using the Black-Scholes option pricing model, of the warrants we issued in connection with our existing line of credit of $0.2 million and $0.1 million of costs associated with the forbearance agreement entered into on December 19, 2002.

Liquidity and Capital Resources

        In February 2003, we raised approximately $3 million through a private offering of preferred stock. In June 2003, we sold 4 million shares of our Beacon Power Corporation common stock for net proceeds of $1.5 million. Despite these events, we need an immediate infusion of capital in order to continue operations. We are actively engaged in raising capital from the following sources:

  •
  Proceeds from the sale of assets unrelated to our engineering and manufacturing expertise in electromechanical systems. We have engaged a financial advisor, Alliant Partners (an affiliate of Silicon Valley Bank), to assist us in disposing of assets unrelated to our engineering and manufacturing expertise in electromechanical systems. The assets and businesses we would consider selling include our Ling Shaker product line, our patented smart predictive line control technology utilized by the electric arc steel manufacturing industry and patents acquired from Northrop Grumman related to hybrid electric vehicles. These assets represent approximately 25% of our assets. For larger systems, such as our UPS system, we intend to enter into strategic alliances for the manufacture, sale, service and distribution of our products. We continue to discuss the sale of our Shaker product line with several potential interested buyers and are working with Alliant Capital Partners to consider other asset sales as well.

  •
  The sale of approximately $0.7 million of secured convertible subordinated debentures. In February of 2003, we received approximately $3 million in proceeds from a private offering of preferred stock and warrants. The terms of this financing also provided that the investors will purchase these debentures from us, subject to the satisfaction of two material conditions. We needed to obtain stockholder approval of the common stock issuable upon conversion of the convertible instruments and have an effective registration statement with the Securities and Exchange Commission ("SEC") registering all of the equity securities underlying this transaction. Our stockholders approved the proposed debenture offering at our annual meeting on April 24, 2003. In addition, we filed the required registration statement with the SEC on March 20, 2003 and expect that this registration statement will be declared effective in August 2003. We expect to receive the $0.7 million of funds shortly thereafter. However, because we failed to have this registration become effective on or before June 18, 2003 we may have to pay liquidated damages to each of the investors in the private offering of 3% of the investor's investment in cash for the first month of delay and 1.5% of the investor's investment for each additional month of delay in cash or shares of our common stock, at our option.

  •
  A new third-party investor. This investment may take the form of a guarantee which will allow us to access more funds from our Bank than we could otherwise borrow under our agreement, new equity or some other capital infusion. Although we have engaged in discussions regarding the above described transactions with a number of third parties, no commitments have been made by any third-party to date and there can be no assurance that the above described transactions will occur.

        On April 4, 2003, we entered into an Amended and Restated Accounts Receivable Financing Agreement (the "Loan Agreement") with Silicon Valley Bank, our senior secured lender. In the Agreement, Silicon Valley Bank has agreed to provide us with a line of credit of up to $5 million. Advances under the line of credit are limited to 80% of eligible accounts receivables. Based on current business levels, we believe that we will be able to borrow approximately $1.5 million from Silicon Valley Bank during our fiscal fourth quarter, of which $0.9 million is outstanding as of June 28, 2003. Loans under this line of credit bear interest at the prime rate plus 4.0% per annum. Other customary banking fees are also charged. In connection with this financing, we issued to an affiliate of Silicon Valley Bank a warrant to purchase 210,000 shares of our common stock at an exercise price of $1.05 per share. The terms of the line of credit provide that we will be in default under the line of credit if we are unable to consummate the debenture offering described above on or before July 31, 2003. The Bank has agreed to forbear from exercising its rights or remedies from such default until August 31, 2003. We are also required to maintain a tangible net worth in excess of $9 million at all times. As of June 28, 2003, due in large part to non-cash valuation adjustments, our adjusted tangible net worth was $6.4 million, below the minimum covenant level. In August 2003, the Bank waived this requirement until August 31, 2003. Before that date, we expect to obtain an amendment to our Bank Agreement. This credit expires on April 3, 2004 and carries a $0.1 million early termination fee.

        In June 2003, we sold 4.0 million shares of our 4.7 million shares of our investment in Beacon Power Corporation common stock for $1.5 million. Under the Loan Agreement with the Bank, virtually all of our assets are pledged as collateral. Accordingly, we need to obtain the approval of the Bank in order to use his cash for our operational needs. As of June 28, 2003, $0.8 million of the $1.5 million has been released by the Bank for our use and the remaining $0.7 million was restricted in a cash collateral account, unavailable for our use. In July 2003, we completed the sale of our investment in Beacon Power Corporation common stock for $0.2 million. Since June 28, 2003, we requested and the Bank granted the right for us to use an additional $0.6 million of these proceeds to fund operations. As of August 8, 2003, $0.4 million remained in the cash collateral account which we intend to request the use of for operational needs during the fiscal quarter ending September 30, 2003.

        During the fiscal quarter ended June 28, 2003, we conserved cash by further extending our trade creditors. During the quarter the trade payables increased from approximately $5.2 million at the beginning of the quarter to $5.4 million at the end of the quarter. In addition, the amount of these payables which were over 90 days old increased from approximately $2.6 million at the beginning of the quarter to approximately $3.5 million at the end of the quarter.

        In order to sustain current business operations, we believe we will require additional funds of approximately $4 million during the quarter ended September 30, 2003. This amount is expected to come from the following sources:

  •
  $0.7 million of restricted cash,

  •
  $0.2 million from the sale of the remaining investment in Beacon Power Corporation common stock,

  •
  $0.7 million from the sale of debentures, and

  •
  $0.6 million from unused borrowing capacity under our loan agreement with Silicon Valley Bank.

        The balance is expected to be to come from a combination of asset sales, a third-party guarantee or loan and an equity investment in the Company. However, there can be no assurance that any of these potential sources of funds will materialize.

        We cannot be assured that any of these initiatives will be successful in raising new capital. If we are unsuccessful in raising additional capital in our fourth fiscal quarter, we will be forced to furlough or permanently lay off a significant portion of our work force which will have a material adverse impact on us, including our financial position and results of operations. Under these circumstances, we may not be able to continue our operations. Further, without additional cash resources, we may not be able to keep all or significant portions of our operations going for a sufficient period of time to enable us to sell all or portions of our assets or operations for their market values.

        We have incurred significant costs to develop our technologies and products which has contributed to our need to raise capital. These developments and other operating costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years and for the nine months ended June 28, 2003. As of June 28, 2003, we had an accumulated deficit of $109.4 million. During the nine months ended June 28, 2003, we incurred a net loss attributable to common stockholders of $24.3 million and a reduction in our unrestricted cash, net of borrowings, from $2.1 million to $0.2 million.

        Our current cost base will require quarterly revenue of approximately $11 million to enable us to breakeven on a cash basis. Our highest quarterly revenue for fiscal year 2002 was $11.7 million in the third quarter of fiscal year 2002. In addition to the $4 million of new capital we forecast needing in our fiscal fourth quarter, we may also need additional future funds in order to fund unanticipated operating losses, to grow, to develop new or enhance existing products and services and to respond to competitive pressures.

        In order to sell additional securities, we have granted rights of first refusal and exchange rights which would generally be triggered upon future financings we may seek to consummate. The right of first refusal allows investors to purchase future securities issued by us for a period of time following the initial closing of their financing. The exchange rights allow the investors to exchange any securities held by them into future securities that we may issue at the liquidation preference of the exchanged security. Each of these factors may adversely affect our ability to raise additional funds from third parties on terms acceptable to us, or at all.

        It constitutes a default under the Convertible Subordinated Notes for us to issue any new debt securities that are not subordinate to such Notes unless the terms thereof are acceptable to the holders of at least 80% in principal amount of such Notes. If we propose to incur new indebtedness to finance operations or growth on a basis that is not subordinate to such Notes we may not be able to do so unless we are able to obtain such consent. Our ability to fund our operations and growth could be adversely effected as a consequence.

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

        As of June 28, 2003, our cash and cash equivalents (including restricted) were $1.8 million, a decrease of $0.2 million from September 30, 2002. Cash used in operating activities for the nine months ended June 28, 2003 was $5.6 million as compared to $13.7 million for the nine months ended June 29, 2002. Cash used in operating activities during nine months ended June, 2003 was primarily attributable to the net loss, net of realized gain from the sale of Beacon Power Corporation common stock, offset by non-cash items such as depreciation and amortization, increases in allowances for doubtful accounts and excess and obsolete inventory, unrealized loss from warrants to purchase common stock, write-off of impaired long-lived assets, goodwill and intangible assets, write-down of investment in Beacon Power Corporation, non-cash compensation expense and decreases in working capital.

        Cash provided by investing activities during the nine months ended June 28, 2003 was $1.3 million as compared to cash used in investing activities of $2.8 million, net of proceeds of $9.9 million from the sale of marketable securities, for the nine months ended June 29, 2002. This was primarily the result from proceeds from the sale of our Beacon Power Corporation common stock of $1.5 million and a planned reduction in capital expenditures.

        Cash provided by financing activities for the nine months ended June 28, 2003 was $3.9 million as compared to cash used by financing activities of $0.3 million for the nine months ended June 28, 2002. Net cash provided by financing activities during the nine months ended June 28, 2003 includes $3.2 million from the proceeds from the sale of the Series A Preferred Stock and $0.9 million of net borrowing under the bank line of credit offset by $0.2 million of repayment of long-term debt.

        We lease equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments, as of June 28, 2003, under the capital and operating leases with non-cancelable terms are as follows:

Year Ended September 30,	Capital Leases	Operating Leases
2003	$91,684	$436,096
2004	341,786	739,570
2005	236,456	501,108
2006	316,762	262,367
2007	—	264,000
Thereafter	—	904,000

Total (Operating lease commitments not reduced by minimum sublease rentals of $129,733)	$986,688	$3,107,141

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

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit and disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on our financial position or results of operations.

        In October 2002, FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets, including those acquired in transactions between two or more mutual enterprises. The provisions of the statement will be effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The adoption of this statement did not have a material impact on our financial position or results of operations.

        In November 2002, FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 3 ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees), (b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement (performance guarantees), (c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and (d) indirect guarantees of the indebtedness of others. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have made no guarantees, including indirect guarantees of the indebtedness of others.

        In November 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, effective for arrangements entered into after June 15, 2003. This issue defines units of accounting for arrangements with multiple deliverables resulting in revenue being allocated over the units of accounting for revenue recognition purposes. The adoption of this statement did not have a material effect on our financial position or results of operations.

        In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We are currently evaluating the impact of FIN 46 on its financial statements and related disclosures but do not expect that there will be any material impact.

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

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. We are currently evaluating the impact of SFAS No. 150 on our financial statements but do not expect the adoption to have a material effect on our results of operations or financial condition.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

        From time to time, we are a party to routine litigation and proceedings in the ordinary course of business. In July 2003, Donald R. Gililland, Sharon Gililland, Vernon Dunham and Jean Dunham, owners of the real property commonly known as 4890 E. La Palma Avenue, Anaheim, CA 92870 (collectively the "Owners"), filed a complaint against the Company for breach of lease with the Orange County Superior Court. The complaint alleges, among other things, failure of the Company to maintain/repair premises. The Owners allege that the correction and repair of the various breaches by the Company of its obligations under the Lease will exceed the sum of $400,000. We do not believe that this complaint has merit and intend to vigorously defend against it. We are not aware of any other current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or net cash flows.

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

  (b)
  Reports on Form 8-K

    On July 1, 2003, we filed a Current Report on Form 8-K, dated June 11, 2003, to report under Item 5 that we had sold 3,996,626 of our shares of Beacon Power Corporation common stock for proceeds of approximately $1.5 million, net of fees and commissions.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SATCON TECHNOLOGY CORPORATION
Date: August 12, 2003	By:	/s/ RALPH M. NORWOOD Ralph M. Norwood Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1	First Amendment to Amended and Restated Accounts Receivable Financing Agreement, dated June 24, 2003, by and among the Registrant and Silicon Valley Bank together with Second Amendment to Amended and Restated Accounts Receivable Financing Agreement, dated August 11, 2003, by and among the Registrant and Silicon Valley Bank.
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors

QuickLinks

TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SATCON TECHNOLOGY CORPORATION CONSOLIDATED BALANCE SHEETS
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the nine months ended June 29, 2002 (Unaudited)
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the nine months ended June 28, 2003 (Unaudited)
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
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
EXHIBIT INDEX