Form 10-K
period 2003-09-30
SATCON TECHNOLOGY CORP
filed 2003-12-23
CIK 889423

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2003

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

        The aggregate market value of the Registrant's Common Stock, $.01 par value per share, held by non-affiliates of the Registrant was $11,897,507 based on the last reported sale price of the Registrant's Common Stock on the Nasdaq National Market as of the close of business on the last business day of the Registrant's most recently completed second fiscal quarter ($0.79). There were 24,917,671 shares of Common Stock outstanding as of December 9, 2003.

        DOCUMENTS INCORPORATED BY REFERENCE:    Portions of the Registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. BUSINESS

Recent Developments

        On October 31, 2003, we completed a $7.7 million financing transaction involving the issuance of 1,535 shares of our Series B Convertible Preferred Stock, $0.01 par value per share, and warrants to purchase up to 1,228,000 shares of our common stock, $0.01 par value per share, from 25 accredited investors.

        In connection with the financing, we issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock is convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which is $2.50. The total number of shares of common stock issuable upon conversion of the shares of Series B Preferred Stock issued and sold is 3,070,000. The Series B Preferred Stock accrues dividends of 6% per annum, increasing to 8% per annum on October 1, 2005. The dividend for the first six months was paid at closing by issuing 76,054 shares of common stock, valued based on the average of the closing bid and ask price of the common stock on the Nasdaq National Market for the five trading days preceding October 31, 2003. All further dividends will be paid on a semi-annual basis. Except in certain limited circumstances, we may opt to pay these dividends in cash or in shares of common stock.

        As part of the financing, we also issued warrants to purchase up to 1,228,000 shares of common stock. These warrants have an initial exercise price of $3.32 per share, which represents 110% of the average closing price of the common stock for the five trading days prior to October 31, 2003. These warrants are immediately exercisable and expire on October 31, 2008.

        In November 2003, with the proceeds from this financing transaction, we paid off the outstanding balance under our line of credit with Silicon Valley Bank (the "Bank") of $1.8 million and the Bank released $0.4 million of the $0.5 million of cash previously restricted. In addition, on December 12, 2003, we amended our agreement with the Bank. Under the amended agreement, the Bank will provide us with a line of credit of up to approximately $6.3 million (the "Amended Loan"). The Amended Loan is secured by most of the assets of the Company and advances under the Amended Loan are limited to 80% of eligible accounts receivables, which will permit borrowings up to $5.0 million.

Overview

        SatCon was organized as a Massachusetts corporation in 1985 and reincorporated as a Delaware corporation in 1992. We are developing enabling technologies for the emerging power control marketplace where power quality and uninterruptible power are important. We design, develop and manufacture high-efficiency high power electronics and a variety of standard and custom high-performance machines for specific applications. Our products convert, store and manage electricity for businesses and consumers, the U.S. Government and the military that require high-reliability electronics and controls and high-quality, uninterruptible power. We are utilizing our engineering and manufacturing expertise to develop products we believe will be integral components of distributed power generation and power quality systems. Our specialty motors are typically designed and manufactured for unique customer requirements such as high power-to-size requirements or high efficiency.

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

        Since 1996, our revenue has increased from $9.4 million, primarily from funded research and development, to $26.9 million in 2003, of which $21.6 million, or 80%, was derived from product sales and the balance was from funded research and development and other revenue. We continue to introduce new products, which we believe we can transition into commercial production over the next few years, such as our Rotary Uninterruptible Power Supplies, Power Conditioning Systems and Power Control Modules.

        Since 1996, we have expanded our business and capabilities through several acquisitions. In January 1997, we acquired our MagMotor division, a manufacturer of custom and standard electric motors. In April 1997, we acquired Film Microelectronics, Inc., a manufacturer of thin film substrates and hybrid microelectronics. In January 1999, we acquired Inductive Components, Inc., a value-added supplier of customized electric motors, and Lighthouse Software, Inc., a supplier of control software for machine tools. We acquired HyComp, Inc., a manufacturer of hybrid microelectronics in April 1999 followed by Ling Electronics, Inc., a manufacturer of shaker vibration test systems, power converters, amplifiers and controllers, which we acquired in October 1999. In November 1999, we acquired intellectual property, tooling and other assets from Northrop Grumman Corporation used in their power electronics business area. In July 2001, we acquired substantially all of the assets of Inverpower Controls, Ltd., a manufacturer of power electronics and high-speed digital controls for use in industrial power and power quality systems. Inverpower also has UL and CE certification capability. In September 2002, we acquired the machinery, inventory, backlog and intellectual property of Sipex Corporation's thin film and hybrid assembly operations that supplied product to the defense and aerospace industry.

        These acquisitions have provided us with increased revenues, a manufacturing capability to transition our technology into commercial products, and an expanded customer base. We sell our current products into the following markets:

PRODUCTS	MARKETS
Inverters, converters, high power electronics modules, standard and custom microcircuits, thin film substrates, and amplifiers	Distributed power generation, military applications, telecommunications, aircraft and medical instruments
Industrial automation motors, shaker systems, and hybrid electric vehicle auxiliary motors	Semiconductor manufacturers, industrial automation, machine tools, military Applications and hybrid-electric vehicles
Uninterruptible power supplies	UPS and Power Quality

        Revenues for our fiscal years ended September 30, 2003, 2002 and 2001 were $26.9 million, $41.6 million and $41.7 million, respectively. We sell our products both domestically and internationally, and our international sales for our fiscal years ended September 30, 2003, 2002 and 2001 were $3.3 million, $7.2 million and $6.1 million, respectively.

        We operate through three business units, which sell these products as follows:

  •
  Power Systems—Power conversion systems, power electronics systems, digital control software, high performance motors, and vibration test systems for the UPS and power quality, distributed power generation, hybrid-electric vehicles, industrial automation, machine tools and semiconductor manufacturing markets. In fiscal year 2003, revenue from our Power Systems business unit was approximately $12.5 million.

  •
  Electronics—Hybrid microcircuits and electronic components for aircraft, satellites, defense system, telecommunications and medical instruments. In fiscal year 2003, revenue from our Electronics business unit was approximately $9.2 million.

  •
  Applied Technology—Intelligent electronics systems, controls, motors and magnetic structures for defense and government applications such as shipboard electronics and military and commercial hybrid-electric vehicles. In fiscal year 2003, revenue from our Applied Technology business unit was approximately $5.3 million.

        In fiscal year 2003, we continued to focus our efforts on combining our high-power electronics and control systems into enabling components of power control systems such as our Rotary Uninterruptible Power Supply ("UPS") and Power Quality System, our Power Conditioning Systems for distributed power generation and Power Control Modules for use in the U.S. Navy's future "all-electric" ships. In concentrating our efforts on these power control systems, we focused our resources toward completing product development and marketing and selling these new products.

        During fiscal year 2003, we also focused our efforts on developing our management team, cutting costs and reducing our cash burn rate. We restructured the Company by reducing our headcount from over 300 in fiscal year 2002 to fewer than 200 employees currently. Along with streamlining our personnel, we reduced outside services costs and consolidated the space we lease in Canada to further reduce our fixed costs. We also created a centrally managed engineering pool that supports all of the divisions and which we believe has resulted in improved allocation of personnel.

        During fiscal year 2003 we cut costs in order to position ourselves for profitability and reduce our cash burn rate. We sold our Beacon Power Corporation common stock. Beacon Power Corporation, a former affiliate of the Company, develops and markets composite material based flywheels for telecommunications applications. We also raised cash through financing transactions, the most recent of which is discussed above under "Recent Developments". See also Note J to the notes to the consolidated financial statements for a discussion of our fiscal year 2003 financing transactions. Our restructuring efforts over the last few quarters have enabled us to operate at a reduced cash burn rate despite larger accounting losses associated with non-cash items.

        During fiscal year 2003, our focus continued to be the development and manufacturing of power control systems. Power control systems match the electrical power characteristics of power generation sources to the load requirements of users. In simpler terms, they make electrical power usable, distributable and controllable by controlling the power characteristics at the end use. This ability is important for high power applications in critical military systems, alternative energy applications and in high reliability industrial automation. Our power control products include power inverters, power converters and control systems. We believe that our products have now reached a level of maturity that can lead to profitable sales. We have had success in the military markets both at the Applied Technology and Electronics divisions and are beginning to see some increased interest in alternative energy products in our Power Systems division.

        We expect to see a growing market acceptance for power control products in these potentially significant markets, particularly given an increased demand by users for higher reliability electricity after the blackout of August 2003. Because of their need for reliability and increased power within decreased size requirements, the military has become a strong early adopter of our power control products that offer reduced size and increased reliability at high power ratings.

        Our Applied Technology division has expanded its customer base significantly and has generated a significant increase in backlog. SatCon Electronics has maintained a solid base of military and commercial customers and, under its new management team, has made significant strides in quality and on-time performance.

        Our web site is www.satcon.com and we make available through this site, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. These reports may be accessed through our website's investor relations page.

Industry Background

        In the United States, we see several trends developing which will have the effect of increasing the demand for power electronics and alternative energy products including:

  •
  Growing demand for high-quality, high-reliability power, as more mission-critical and sensitive electronics are interconnected.The growing importance—and the proliferation of—electronics and computer networks that are power-quality sensitive has heightened the awareness of the importance of the quality and reliability of electricity. As the need for high-quality power grows, avoiding downtime and damaged equipment due to power-related problems will become increasingly important.

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

  •
  Increased use of electrical systems versus mechanical systems. There is a growing displacement of higher efficiency electrical systems replacing older mechanical system technology. The change is taking place as we see more electrified platforms like the U.S. Navy's "all-electric" ship, increased electrification of the automobile and a growing proliferation of computer based industrial machining and manufacturing. These large electrical systems are being made possible by higher power, faster electronics and have created a market for our power conversion and control systems as components of larger power control systems.

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

        As a result of market dynamics, power generation uncertainty and environmental concerns, business and government are seeking more reliable, cleaner and more cost-effective solutions to their power needs. The demand for reliable, high-quality, cleaner power is creating a growing market for distributed power generation and power quality systems. All of these systems require power control products to convert, store and manage electricity. In order to be commercially viable and operate effectively, these power products must be highly reliable, efficient, low-cost and compact. Many of these products must be highly customized to meet the evolving needs of the distributed power generation and power quality marketplace. We believe this provides us with an opportunity to apply our technical expertise to meet these needs and to manufacture and supply power control products. Market dynamics, power generation uncertainty and environmental concerns have also lead to the emerging of the following markets:

Uninterruptible Power Supply and Power Quality Market

        UPS systems maintain a predictable quality of electricity during power outages or periods of low power quality. These systems can be used as a replacement to the electricity grid for an unlimited time, needing only to be refueled. In addition to their primary role of providing uninterruptible power in the absence of the grid, our UPS system is designed to work in conjunction with the electricity grid to provide high quality power, without the fluctuations caused by power surges, sags and brownouts. These electrical disturbances can also cause system malfunctions within automated industrial processes, data centers or other industries with computer driven systems. As a result, UPS and power quality systems are used to support the operation of computer centers, manufacturing facilities and communication and other electronic networks in the event of power losses and are particularly important to those users who operate 24 hours a day, 7 days a week, or where there are critical operations that cannot be interrupted even for one millisecond.

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

        While aircraft systems continue to require high reliability electronics like those used in heads-up displays or cruise missile video electronics, new systems, like "fly-by-wire" aircraft that employ increasing numbers of electrical systems to replace mechanical systems are being developed. New "all-electric" ships are being designed to replace mechanical systems with electrical systems both in the distribution of electricity and the use of it in applications such as "all-electric" gun systems.

        New secure communication systems require higher speed amplifiers. New airborne mine sweeping equipment requires modern compact power conversion equipment. New radar systems require more efficient electronics, and many of the defense electronics systems require vibration testing.

Hybrid-Electric Vehicles

        Although this market is in its infancy, we believe that fuel cell hybrid-electric vehicles have the potential to be the leading alternative to internal combustion engines. These vehicles contribute to meeting clean air initiatives while offering greater driving range and performance than electric vehicles. Hybrid-electric vehicles can reduce air pollution while offering greater driving range and performance than electric vehicles. Hybrid-electric vehicles function by creating mechanical energy from a source such as an internal combustion engine or fuel cell. The mechanical energy is then transformed into electricity by a generator and transferred to an electric drive train, which propels the vehicle. Excess electricity is stored in an energy storage system consisting of a battery or flywheel. All hybrid-electric vehicles require complex power and control electronics to convert, condition and manage electricity, as well as high-performance motors, electric drive trains and energy storage systems. We are developing power electronics systems and components as well as auxiliary motors for use in hybrid- electric vehicles.

Our Solution

        Our solution is to provide power control products and systems that encompass the following key attributes:

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

Strategy

        Our strategy is to use our expertise and proprietary technologies to position SatCon to benefit from an increase in demand for power electronics and alternative energy products. Our strategy to establish this positioning is two-fold: first, since the power control system is an enabler for power quality, UPS and alternative energy products, we believe that our control system expertise positions us to be a valued supplier to the marketplace; second, we believe that we possess the enabling technology in power electronics, magnetics and software controls to position SatCon to compete as an integrator of these systems—developing innovative power systems using our power electronics and control software and integrating third party power generation and energy storage.

        Our customers include semiconductor fabricators, industrial manufacturers, defense and aerospace contractors, and communication systems. We believe that by designing and developing our products with cross-market applications, our success should be less dependent upon the adoption of a specific application or on the business of a single market participant. To accomplish our objective, we are also pursuing the following long-term strategy:

  •
  Design and develop proprietary products that are integral components in UPS, power quality and distributed power generation systems. We believe that we have a competitive advantage resulting from our engineering expertise and proprietary knowledge in the areas of power electronics, electromagnetics, mechanical and thermal dynamics, system controls and microelectronics design.

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

  •
  Acquire new products, manufacturing capabilities and technologies. We believe that the opportunistic acquisition of new products, manufacturing capabilities and technologies will enhance our competitive position and growth opportunities. Historically, the acquisition of products or companies has been a key element of our business strategy. Our first acquisition, MagMotor, provided us with revenue in the industrial automation market, and a manufacturing capability with which to build our MagLev™ systems for use in the semiconductor manufacturing industry. Since then, we have had similar experiences with Film Microelectronics, Ling Electronics, the Northrop Grumman power electronics group, Inverpower Controls and the data conversion product lines from Sipex Corporation. These companies brought technology, products and capacity that have enabled us to offer UPS and power quality products to an emerging market and we believe will offer us opportunities for expansion of existing product lines into new markets and with new customers.

  •
  Develop strategic alliances with other companies to exploit technological advantages of our product lines. These alliances may take the form of marketing, sales, distribution and/or manufacturing agreements.

Products

        We design, develop and manufacture high-efficiency, high-reliability and long-lived power control products that convert, store and manage electricity. We are using our electronics and manufacturing expertise to develop products that meet the high-reliability, high-efficiency, low-cost and compact-size requirements of the distributed power generation and power quality markets. Our products have a wide range of prices from several cents for electronics resistors to several thousands of dollars for complex packaged circuits; from several hundreds of dollars for precision industrial automation motors to tens of thousands of dollars for computer driven specialty motor systems; from hundreds of thousands of dollars for smaller UPS systems to over one million dollars for larger UPS systems depending on the accessories ordered by our customers. Our funded research and development is priced according to the level of complexity of the project, the amount of deliverable units and the time and effort entailed within each project. Prices charged can range from a few hundreds of thousands of dollars to several million dollars for each project. Our products are sold through our three business units:

SatCon Power Systems

        SatCon Power Systems manufactures and sells our high power line of power control systems including our standard lines of high-performance motors for the industrial machinery, factory automation and automotive markets; MagLev™ integrated suspension and motor systems; and Ling Electronics vibration test systems StarSine™ amplifiers. We also developed our new line of commercial Rotary UPS Systems for back-up power and power quality, for which we have completed product development and testing and in November 2003 we also completed the installation of our first 250 kilowatt and 2.2 megawatt systems. During the past year, we also continued development efforts including: power control systems for distributed power generation including UL compliance testing, and Inverpower industrial and commercial power conversion and conditioning products. Revenues for our fiscal years ended September 30, 2003, 2002 and 2001 from our Power Systems business unit were approximately $12.5 million, $19.9 million and $20.2 million, respectively.

        During the fiscal year 2003, $4.7 million of revenue was generated by the sales of Power Solutions, $3.4 million was generated by the sales of Ling Electronics' shaker vibration test systems, $1.7 million was generated by the sales of magnetic levitation systems primarily to Applied Materials and $2.7 million was generated by the sales of industrial automation and machine tool motors. Motors for fuel cell automobiles have generated little revenue to date as these motors are in the development and test phase.

  •
  Power Solutions. We sell DC and AC power solutions from 5 kilowatts to 100 megawatts, static transfer switches, static voltage regulators, frequency converters and AC arc furnace line controllers. Our product lines include power quality equipment for mitigation of electrical disturbances and power supplies for a variety of industrial, energy and environmental applications. We believe our products provide our customers with solutions that minimize power disturbances, minimize capital and operating costs, reduce energy consumption and improve productivity and quality.

  •
  Shaker Vibration Test Systems. We sell shaker vibration test systems that enable manufacturers to understand how their mechanical and electronic products will perform after exposure to vibrations. Our shaker vibration test systems are designed to replicate vibrations ranging from continuous shaking to high impact forces such as those arising from dropping a product on the floor or landing a plane. Our shaker vibration test systems are used for testing a variety of products, including small electronic components, computer hardware, consumer electronics, automobiles and aerospace and satellite structures. In addition we sell a line of digitally modulated power amplifiers under the StarSine™ label. We sell these amplifiers individually and as components of our shaker vibration test systems.

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

SatCon Electronics

        SatCon Electronics designs and manufactures advanced electronic assemblies for the aerospace, defense, wireless and telecom industries including thin film products and custom modules. Revenue for our fiscal years ended September 30, 2003, 2002 and 2001 from our Electronics business unit was approximately $9.2 million, $10.9 million and $10.6 million, respectively. The following are descriptions of some of our products within the Electronics business unit:

  •
  Custom Modules—We manufacture standard and custom microcircuits, which are a combination of several electronic components imbedded in a miniature printed circuit board. Due to their size, versatility and high reliability, these hybrid microcircuits are used in a broad spectrum of applications. Using our semi-automated manufacturing capability we build and test modules, sub-assemblies and fully integrated electronic systems for both military and commercial customers that require compact, high reliability systems.

  •
  Power Modules—SatCon Electronics designs, manufactures and tests modules for high power applications. These modules are used as building blocks for motor control applications in aerospace, automotive, industrial, medical and defense.

  •
  Thin Film Products—Thin film substrates are miniature printed circuits onto which small electronic components are mounted, such as those used in hybrid microcircuits. Our thin film products are sold directly customers and also further integrated internally into electronic devices that require small, high-reliability components. Substrate and resistor products manufactured by SatCon Electronics are used for high-speed telecommunications applications, military modules and high-frequency wireless devices. We supply substrates and components to military and commercial equipment markets.

  •
  RF Products—SatCon Electronics provides solutions to both military and commercial wireless communications. Using our design, analysis and test capability we build standard and custom amplifiers, switches and passive devices for secure communication systems, cell tower base stations, point-to-point data transmission, and wireless networks.

SatCon Applied Technology

        Our Applied Technology business unit designs and builds power conversion products, which include power electronics, high-efficiency machines and control systems for a variety of defense and commercial applications. Our objective is to transition prototype development contracts into multiyear production programs. Revenue for our fiscal years ended September 30, 2003, 2002 and 2001 from Applied Technology was approximately $5.3 million, $10.8 million and $10.9 million, respectively.

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

New Product Opportunities

Rotary Uninterruptible Power Supply (UPS) Systems

        During the fiscal year 2003, we completed the development of our 250 kilowatt and 2.2 megawatt Rotary Uninterruptible Power Supply, or UPS, systems which are used as back up power supplies and power quality systems. The Rotary UPS systems are designed to provide both power quality and UPS functions in power ranges from 250 kilowatts to 2.2 megawatts and beyond in single or multiple unit systems. For comparison, 2.2 megawatts would be enough power to supply 440 homes using an average of 5 kilowatts of power.

        In the fiscal year 2003, we concentrated on completing the initial build and product introduction of both our 250 kilowatt and 2.2 megawatt systems for industrial and manufacturing operations. During fiscal year 2003, we shipped a 250 kilowatt system to the Lecroy Center in Texas and a 2.2 megawatt system to Deluxe Film Laboratories in Toronto, Canada. Both of these systems were installed in November 2003 and revenue is anticipated to be recorded on these transactions in fiscal year 2004.

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

Power Conditioning System

        We have developed modular power conditioning systems such as our Three Phase Utility Interactive Multi-Mode Inverter for use in connection with large, commercial sized, fuel cell or microturbine distributed power generation systems that produce power ranging from 200 kilowatts to 5 megawatts. Our power conditioning systems are designed to convert the DC power generated by an alternative energy source, such as a fuel cell, into useable AC power. They also provide the interface with the electric utility grid, an energy storage device, like a battery or flywheel, and the end user applications. These units use a technology that allows them to be combined and scaled to handle high-power requirements. We introduced this product during our fiscal year 2002 and further introduced a line of Power Conditioning Systems for photovoltaic applications in fiscal year 2003.

        In fiscal year 2003, our Three Phase Utility Interactive Multi-Mode Inverter was determined to be in compliance with the UL 1741 "Standard for Inverters, Converters, and Controllers for Use in Independent Power Systems." At that time, the SatCon power inverter was the highest power rated, on-site generation inverter to comply with the UL 1741 Standard. By meeting the UL 1741 requirements, we believe that our Power Conditioning Systems are well-positioned to become the leading choice for customers interested in creating their own distributed power using fuel cells in conjunction with, or completely separate from, the utility grid. In addition to fuel cell applications, these UL compliant inverters are designed to be compatible with photovoltaics, microturbines and other on-site power generation systems. In November 2003, we completed the requirements for compliance with UL1741 for our 100 kilowatt Power Conditioning System for photovoltaic applications.

Power Control Modules

        As part of a defense contractor team that includes General Atomics and Gibbs and Cox, we have been developing an Integrated-Fight-Through-Power System for potential application to the U.S. Navy's "all-electric" ship. As part of the most recent program phase, awarded in late fiscal year 2002, we are under contract to deliver modular, electrical power converter and control assemblies, or Power Control Modules for land testing. The next phase of the program requires us to deliver power control modules for installation on the RV Triton, a British research vessel, for at-sea testing. In December of 2002, General Atomics issued a purchase order to us calling for $5.0 million in deliverables for the Triton project over a two year period commencing in December of 2002. As is typical of government subcontracts of this nature, this purchase order is cancelable at any time for the convenience of General Atomics. As part of the Navy's on-going development of the "all-electric" ship platform, we have been awarded approximately $12.0 million in product development funding to date.

        In order to formalize potential collaboration with General Atomics on future work relating to shipboard power distribution, we entered into a teaming agreement with General Atomics in February 2003 in which each agrees to assist the other in preparing proposals. It further provides that if General Atomics is seeking work in the program area, it will use us as its subcontractor and we agree that we will not collaborate with another entity if General Atomics is soliciting work in that area. It is the intent of the parties to coordinate their respective endeavors in order to obtain additional contracts in the program area. The term of the teaming agreement was originally three years, unless terminated earlier by mutual agreement of the parties. In September 2003, that agreement was extended to five years through March 2007, subject to termination provisions. However, there can be no assurance that any material revenues or expenses will be associated with the teaming agreement in the future.

        Developing methods for distributing and converting power from large-scale turbines to end use applications aboard a ship, we believe, is an example of how distributed power can become the future of electrical power generation and distribution for a wide range of applications. We believe that the technology developed by us in connection with the Integrated Fight-Through-Power System will have other commercial applications. We also believe that our involvement with the Integrated-Fight-Through-

Power System program positions us to become a more traditional supplier of advanced ship power converters for future "all-electric" ship and other Navy shipboard applications.

Significant Customers

        The U.S. Department of Defense accounted for 7.1%, 5.7% and 6.8% of our total revenue for our fiscal years ended September 30, 2003, 2002 and 2001, respectively. For our fiscal years ended September 30, 2003, 2002 and 2001, revenue from the U.S. Department of Energy accounted for 0.2%, 6.1% and 7.4% of our total revenue, respectively. For our fiscal years ended September 30, 2003, 2002 and 2001, revenue from Applied Materials accounted for 5.1%, 4.7% and 8.3% of our total revenue, respectively. For our fiscal years ended September 30, 2003, 2002 and 2001, revenue from General Atomics accounted for 9.9%, 12.0% and 9.4% of our total revenue, respectively. The loss of any one or more of these customers would have a material adverse effect on SatCon. In addition, approximately 50% of our revenue during fiscal year 2003 was derived from government contracts and subcontracts with the U.S. government's prime contractors.

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

        During the fiscal years ended September 30, 2003, 2002 and 2001, we expended $5.0 million, $7.2 million and $7.4 million, respectively, on funded research and development and other revenue activities funded by commercial customers and U.S. government agency sponsors. Under the agreements funded by the U.S. government, the government retains a royalty-free license to use the technology developed for government purposes and we retain exclusive rights to the technology for commercial and industrial applications. The rights to technology developed under contracts funded by commercial customers are negotiated on a case-by-case basis. We expended $1.5 million, $5.9 million and $6.2 million on internally-funded research and development during our fiscal years ended September 30, 2003, 2002 and 2001, respectively. During our fiscal year ended September 30, 2003, our most concentrated effort was directed toward the continued development of power electronics and various power conditioning systems for alternative energy applications.

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

        We compete for and market our research and development contracts through several methods, including pursuing new and existing customer relationships in the commercial and government sectors and responding to unsolicited requests for proposals and through our Internet site.

Backlog

        Our backlog consists primarily of product development contracts, orders for power control systems, electronics and motion control products. At September 30, 2003, our backlog was approximately $19.8 million. Of this amount, approximately $15.2 million is scheduled to be shipped during our fiscal year 2004. Many of our contracts and sales orders may be canceled at any time with limited or no penalty. In addition, contract awards may be subject to funding approval from the U.S. government and commercial entities, which involves political, budgetary and other considerations over which we have no control. We believe that our backlog at any time should not be used as an indication of future revenue.

Competition

        We believe that competitive performance in the marketplace for power control products depend upon several factors, including product price, technical innovation, product quality and reliability, range of products, customer service and technical support. We believe our technical innovation emphasizing product performance and reliability, supported by our commitment to strong customer service and technical support, enables us to continue to compete successfully against the following competitors:

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

  •
  Manufacturers of motors such as MCG Inc., Reliance Electric CO/DE and other regional and specialty motor manufacturers;

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

        As of September 30, 2003, we held 72 U.S. patents and had 3 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe and Asia. In addition, we have a non-exclusive, royalty-free license for non-automotive applications for 38 other patents that were issued to our employees and subsequently assigned to DaimlerChrysler. The expiration dates of our patents range from 2009 to 2021, with the majority expiring after 2015.

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

Government Regulation

        We presently are subject to various federal, state and local laws and regulations relating to, among other things, export control energy generation, safe working conditions, handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. To date, we believe that we have obtained all the necessary government permits and have been in substantial compliance with all of these applicable laws and regulations.

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

Employees

        At September 30, 2003, we had a total of 179 full-time employees, 4 part-time employees and 11 contract employees. Of the total, 69 persons were employed in engineering, 79 in manufacturing, 32 in administration and 14 in sales and marketing. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to attract, retain and motivate qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on us. None of our employees are represented by a union. We believe that our relations with our employees are good.

Item 2. PROPERTIES

        We lease office, manufacturing and research and development space in the following locations:

Location	Primary Use	Approximate Number of Square Feet	Expiration of Lease
Cambridge, MA	Corporate headquarters and research and development	18,000	2004
Worcester, MA	Manufacturing	65,000	2005
Marlborough, MA	Manufacturing	24,000	2010
Baltimore, MD	Research and development	16,000	2005
Burlington, Ontario, Canada	Manufacturing	35,000	2004

        We believe our facilities are adequate for our current needs and that adequate facilities for expansion, if required, are available.

Item 3. LEGAL PROCEEDINGS

        From time to time, we are a party to routine litigation and proceedings in the ordinary course of business.

        In June 2003, we were served with a civil action by Framingham Welding & Engineering Corporation ("Framingham Welding") seeking payment in the amount of approximately $225,000 for goods and services allegedly provided by Framingham Welding. We have achieved a partial settlement and received a release from Framingham Welding for products and services actually delivered and continue to negotiate with them to resolve the remaining claims. We believe that a resolution will be achieved within the first half of fiscal year 2004 and will not materially adversely affect our results of operations or financial condition or net cash flows.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year covered by this report through the solicitation of proxies or otherwise.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is publicly traded on the Nasdaq National Market under the symbol "SATC."

        The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq National Market for our fiscal years ended September 30, 2002 and 2003:

	High	Low
Fiscal Year Ended September 30, 2002
First Quarter	8.65	3.59
Second Quarter	7.29	3.13
Third Quarter	3.95	1.60
Fourth Quarter	1.84	0.97
Fiscal Year Ended September 30, 2003
First Quarter	1.99	1.10
Second Quarter	1.59	0.70
Third Quarter	0.99	0.59
Fourth Quarter	4.30	0.36

        On December 9, 2003, the last reported sale price of our common stock as reported on the Nasdaq National Market was $2.31 per share. As of December 9, 2003, there were 24,917,671 shares of our common stock outstanding held by approximately 291 holders of record.

Dividend Policy

        We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends for the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, our Amended and Restated Accounts Receivable Financing Agreement with Silicon Valley Bank, dated as of April 4, 2003, as amended, provides for certain limitations on the payment of dividends by us on our common stock. Furthermore, under the terms of our Series B Preferred Stock, we may not pay dividends on our common stock without the consent of the holders of at least 75% of the outstanding shares of Series B Preferred Stock.

Recent Sales of Unregistered Securities

        On July 22, 2003, we issued to FuelCell Energy Inc., in connection with a materials financing arrangement, a warrant exercisable for 250,000 shares of our common stock, at an exercise price of $0.72 per share. This warrant expires on July 21, 2006. This warrant was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

        On December 12, 2003, we issued to Silicon Valley Bank, in connection with the sixth amendment to the Amended and Restated Accounts Receivable Financing Agreement, dated December 12, 2003, a warrant exercisable for 16,164 shares of our common stock, at an exercise price of $2.32 per share. This warrant expires on December 11, 2010. This warrant was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

        You should read the data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below for our fiscal years ended September 30, 2003, 2002 and 2001 and the consolidated balance sheet data as of September 30, 2003 and 2002 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for our fiscal years ended September 30, 2000 and 1999 and the consolidated balance sheet data as of September 30, 2001, 2000 and 1999 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal Years ended September 30,
	2003	2002	2001	2000	1999
		(in thousands, except per share data)
Statement of Operations Data
Revenue:
Product revenue	$21,648	$30,799	$30,780	$22,427	$9,123
Funded research and development and other revenue	5,282	10,831	10,904	8,628	6,355

Total revenue	26,930	41,630	41,684	31,055	15,478

Operating costs and expenses:
Cost of product revenue	26,019	29,644	27,828	19,069	9,511
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	5,038	7,177	7,446	6,848	5,828
Unfunded research and development expenses	1,492	5,850	6,229	3,453	726

Total research and development and other revenue expenses	6,530	13,027	13,675	10,301	6,554
Selling, general and administrative expenses	13,564	15,851	13,593	9,970	8,819
Write-off of public offering costs	—	—	1,421	—	—
Amortization of goodwill	—	—	639	610	94
Amortization of intangibles	505	589	723	607	277
Restructuring costs	—	1,500	—	—	—
Write-off of impaired long-lived assets	700	—	—	—	—
Write-off of impaired goodwill and intangible assets	5,751	—	—	—	—

Total operating costs and expenses	53,069	60,611	57,879	40,557	25,255

Operating loss	(26,139)	(18,981)	(16,195)	(9,502)	(9,777)
Net realized gain on sale of marketable securities	—	17	—	—	—
Net unrealized gain (loss) on warrants to purchase common stock	82	(519)	(1,480)	—	—
Unrealized loss on Series B warrants	(1,879)	—	—	—	—
Write-down of investment in Beacon Power Corporation common stock	(542)	(1,400)	—	—	—
Realized gain on sale of Beacon Power Corporation common stock	899	—	—	—	—
Other income (loss)	71	(10)	—	10	(150)
Interest income	5	292	689	453	42
Interest expense	(3,978)	(160)	(105)	(3)	(116)

Net loss before equity loss from Beacon Power Corporation and cumulative effect of changes in accounting principles	(31,481)	(20,761)	(17,091)	(9,042)	(10,001)
Equity loss from Beacon Power Corporation	—	—	(5,065)	(899)	(4,341)

Net loss before cumulative effect of changes in accounting principles	(31,481)	(20,761)	(22,156)	(9,941)	(14,342)
Cumulative effect of changes in accounting principles	—	—	(167)	—	—

Net loss	(31,481)	(20,761)	(22,323)	(9,941)	(14,342)

Accretion of redeemable convertible preferred stock discount and preferred stock dividends	—	—	—	(3,106)	(51)
Cumulative effect of change in accounting principle	—	—	(1,941)	—	—

Net loss attributable to common stockholders	$(31,481)	$(20,761)	$(24,264)	$(13,047)	$(14,393)

Net loss before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(1.72)	$(1.25)	$(1.51)	$(1.03)	$(1.57)
Cumulative effect of changes in accounting principles per weighted average share, basic and diluted	—	—	(0.14)	—	—

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(1.72)	$(1.25)	$(1.65)	$(1.03)	$(1.57)

Weighted average number of common shares, basic and diluted	18,258	16,597	14,666	12,630	9,176

	As of September 30,
	2003	2002	2001	2000	1999
		(in thousands)
Balance Sheet Data
Cash and cash equivalents, including restricted cash and cash equivalents	$1,235	$2,120	$11,051	$8,814	$2,533
Marketable securities	—	—	9,872	—	—
Investment in Beacon Power Corporation	—	800	7,153	—	415
Total assets	24,982	42,360	68,776	44,487	17,815
Working capital	(1,413)	10,971	29,624	18,390	7,714
Redeemable convertible Series A preferred stock	1,659	—	—	—	—
Convertible subordinated debentures	763	—	—	—	—
Other long-term liabilities, net of current portion	770	1,217	1,189	214	64
Contingent obligation to Class D preferred stockholders of Beacon Power Corporation	—	—	—	5,794	5,309
Contingent obligation to common stock warrant holders	—	—	234	—	—
Redeemable convertible preferred stock	—	—	—	—	4,894
Stockholders' equity	6,162	29,926	54,511	31,118	4,421

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

        This Annual Report on Form 10-K contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Act of 1934. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates," and similar expressions, whether in the negative or in the affirmative. Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, our actual results could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements below under the heading "Factors Affecting Future Results" that we believe could cause our actual results to differ materially from the forward-looking statements that we make. We do not intend to update information contained in any forward-looking statements we make.

Recent Developments

        On October 31, 2003, we completed a $7.7 million financing transaction involving the issuance of 1,535 shares of our Series B Convertible Preferred Stock, and warrants to purchase up to 1,228,000 shares of our common stock, from 25 accredited investors.

        In connection with the financing, we issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock is convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which is $2.50. The total number of shares of common stock issuable upon conversion of the shares of Series B Preferred Stock issued and sold is 3,070,000. The Series B Preferred Stock accrues dividends of 6% per annum, increasing to 8% per annum on October 1, 2005. The dividend for the first six months was paid at closing by issuing 76,054 shares of common stock, valued based on the average of the closing bid and ask price of the common stock on the Nasdaq National Market for the five trading days preceding October 31, 2003. All further dividends will be paid on a semi-annual basis. Except in certain limited circumstances, we may opt to pay these dividends in cash or in shares of common stock.

        As part of the financing, we also issued warrants to purchase up to 1,228,000 shares of common stock. These warrants have an initial exercise price of $3.32 per share, which represents 110% of the average closing price of our common stock for the five trading days prior to October 31, 2003. These warrants are immediately exercisable and expire on October 31, 2008.

        In November 2003, with the proceeds from this financing transaction, we paid off the outstanding balance under our line of credit with Silicon Valley Bank (the "Bank") of $1.8 million and the Bank released $0.4 million of the $0.5 million of cash previously restricted. In addition, on December 12, 2003, we amended our agreement with the Bank. Under the amended agreement, the Bank will provide us with a line of credit of up to approximately $6.3 million (the "Amended Loan"). The Amended Loan is secured by most of the assets of the Company and advances under the Amended Loan are limited to 80% of eligible accounts receivables, which will permit borrowings up to $5.0 million.

Overview

        SatCon designs, develops and manufactures high-efficiency high power electronics and a variety of standard and custom high-performance machines for specific applications. SatCon's power control products convert, store and manage electricity for businesses and consumers, the U.S Government and military that require high-quality, uninterruptible power. SatCon is utilizing its engineering and manufacturing expertise to develop products that it believes will be integral components of distributed power generation and power quality systems. SatCon's specialty motors are typically designed and manufactured for unique customer requirements such as high power-to-size requirements or high efficiency.

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

Critical Accounting Policies and Significant Judgments and Estimates

        Our discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, receivable reserves, inventory reserves, investment in Beacon Power Corporation, goodwill and intangible assets and income taxes. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The significant accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

        We recognize revenue from product sales in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product passes upon shipment of the product, as the products are typically shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by us, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless we can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied. We provide for a warranty reserve at the time the product revenue is recognized.

        We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed-upon the final indirect cost rates for the fiscal year ended September 30, 2000. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of September 30, 2003 and 2002, we have accrued approximately $0.4 million and $0.2 million, respectively, for anticipated contract losses.

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

        At the end of June 2003, we were actively engaged in selling our Shaker product line, and we were pursuing a strategy which we hoped would lead to a strategic alliance with a larger company for the development and exploitation of the advantages embodied in our Uninterruptible Power Supply ("UPS") system. During the process of considering various options, we concluded that both our Shaker and UPS system inventories were overvalued based upon the June 2003 plans. We analyzed the situation and recorded in increase to our valuation reserve. This reserve was based on our assessment of the situation as of that time. Events in the future could be materially different than expected. Late in calendar year 2003, we decided to retain our Shaker product line, due in part to a significant improvement in our liquidity situation. In light of the plan to retain the Shaker product line, we have not reversed the valuation reserves we established in June 2003.

Investment in Beacon Power Corporation

        On September 28, 2001, we distributed 5,000,000 shares of Beacon Power common stock to our stockholders. Upon the distribution of the 5,000,000 shares, we recorded the distribution of the 5,000,000 shares as a reduction of additional paid-in capital based on the book value per share prior to the distribution, or $0.59 per share. After the distribution, we owned 4,705,910 shares, or approximately 11.0%, of Beacon Power's outstanding voting stock. Additionally, we had determined that we did not have the ability to exercise significant influence over the operating and financial policies of Beacon Power and, therefore, accounted for our investment in Beacon Power using the fair value method as set forth in Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Debt and Equity Securities. The investment was carried at fair value and designated as available for sale and any unrealized holding gains or losses were to be included in stockholders' equity as a component of accumulated other comprehensive income (loss) so long as any unrealized losses were deemed temporary in nature. If the decline in fair value was judged to be other than temporary, the cost basis was written down to the fair value as a new cost basis and the amount of the write-down was included in the statement of operations. The new cost basis would not be changed for subsequent recoveries in fair value. Subsequent increases in the fair value were to be included in stockholders' equity as a component of accumulated other comprehensive income (loss). Subsequent decreases in fair value, if not an other-than-temporary impairment, also were to be included in stockholders' equity as a component of accumulated other comprehensive income (loss).

        As of September 30, 2002, the quoted fair market value of Beacon Power's common stock held by us was $0.17 per share, or $0.8 million. Our historical cost basis in our investment in Beacon Power's common stock was approximately $0.59 per share, or $2.8 million, resulting in an unrealized loss of $2.0 million as of September 30, 2002. We determined that of this $2.0 million, $1.4 million represented an other than temporary decline based on the extent and length of the time the stock price has been below its cost as well as its assessment of the financial condition and near term prospects of Beacon Power. We recorded a charge of $1.4 million in the statement of operations to realize this portion of the loss. This charge was measured based on the trading value of Beacon Power's common stock during the month of November and early December and was less than the gross unrealized loss due to subsequent recovery of Beacon Power's stock price, as well as our ability and intent to hold the stock for a long enough period of time for it to recover to the new cost basis. After this write-down, the new cost basis of the Beacon Power common stock held by us was approximately $0.30 per share and the unrealized loss of the Beacon Power common stock held by us was $0.6 million as of September 30, 2002.

        As of March 29, 2003, the quoted fair market value of Beacon Power's common stock held by us was $0.18 per share, or $0.8 million. Our cost basis in our investment in Beacon Power's common stock was approximately $0.30 per share, or $1.4 million, resulting in an unrealized loss of $0.5 million as of March 29, 2003. As of March 29, 2003, we believed the difference in the current fair market value and the cost basis of our investment represented an other than temporary decline based upon our ability and intent to hold the stock for a long enough period of time for it to recover. We recorded a charge of $0.5 million in our statement of operations to realize this loss. After the write-down, the new cost basis of the Beacon Power stock held by us was $0.18 per share.

        During June and July 2003, we sold all of our 4,705,910 shares of our Beacon Power Corporation common stock for proceeds of $1.7 million, net of fees and commissions. As a consequence of the sale of these shares, we realized a gain of $0.9 million, which is included in our results for the fiscal year ending September 30, 2003.

        The following summarizes our investment in Beacon Power Corporation:

	As of September 30, 2003 and for the year then ended		As of September 30, 2002 and for the year then ended
	$ (In Millions)	Per Share	$ (In Millions)	Per Share
Carrying value	$—	$—	$0.8	$0.17
Cost	$—	$—	$1.4	$0.30
Unrealized loss	$—	$—	$(0.6)	$(0.13)
Realized loss from write-down	$(0.5)	$(0.12)	$(1.4)	$(0.30)
Realized gain from sale	$0.9	$0.19	$—	$—

        In addition, we have a warrant to purchase 173,704 shares of Beacon Power's common stock that has an exercise price of $1.25 per share and expires in 2005. We account for this warrant in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, record the warrant at its fair value. As of September 30, 2003 and 2002, the warrant to purchase Beacon Power common stock had a fair value of $0.1 million and $0.0 million, respectively.

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

        Effective October 1, 2001, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement affects our treatment of goodwill and other intangible assets. The statement requires impairment tests be periodically repeated and on an interim basis, if certain conditions exist, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives ceased.

        We determine the fair value of each of the reporting units based on a discounted cash flow income approach. The income approach indicates the fair value of a business enterprise based on the discounted value of the cash flows that the business can be expected to generate in the future. This analysis is largely based upon projections prepared by us and data from sources of publicly available information available at the time of preparation. These projections are based on management's best estimate of future results. In making these projections, we consider the markets we are addressing, the competitive environment and our advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. In addition, we perform a macro assessment of the overall likelihood that we would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows.

Long-Lived Assets

        As of October 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement requires that long-lived assets be reviewed for possible impairment, if certain conditions exist, with impaired assets written down to fair value.

        We determine the fair value of certain of the long-lived assets based on a discounted cash flow income approach. The income approach indicates the fair value of a long-lived assets based on the discounted value of the cash flows that the long-lived asset can be expected to generate in the future over the life of the long-lived asset. This analysis is based upon projections prepared by us. These projections represent management's best estimate of future results. In making these projections, we consider the markets we are addressing, the competitive environment and our advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. In addition, we perform a macro assessment of the overall likelihood that we would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $41.1 million as of September 30, 2003, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

  Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

        Product Revenue.    Product revenue decreased by $9.2 million, or 30%, from $30.8 million in fiscal year 2002 to $21.6 million in fiscal year 2003. The decrease in revenue was comprised of $7.5 million in our Power Systems Division and $1.7 million in our Electronics Division.

        The decline of $7.5 million in Power Systems was due to significantly lower sales in all product lines. Approximately two-thirds of this variance was in our Power Conversion and Test & Measurement product lines; we also experienced reductions in our Magnetics and Motors and Service and Parts product lines. These lower sales reflect an overall general weakness in our business. During the fiscal year ended September 30, 2003, we shipped two UPS systems to third parties—one a 250 kilowatt unit and one a 2.2 megawatt unit. Both transactions had conditions which were not fulfilled as of September 30, 2003; therefore we continued to defer this revenue.

        The decrease of $1.7 million in Electronics revenue reflected the continued weakness in the telecommunication and semiconductor industries. In part because of general economic weakness, we experienced lower sales in both our commercial and military sectors.

        Funded research and development and other revenue.    Funded research and development and other revenue decreased by $5.5 million, or 51%, from $10.8 million in fiscal year 2002 to $5.3 million in fiscal year 2003. This decrease was attributable to the reduction in revenue of $2.5 million from a program with the Department of Energy to develop low-cost power conversion modules for electric and hybrid-electric vehicles ("AIPM"), and $0.5 million from a program with General Atomics for the U.S. Navy's electric missile air launch system ("EMALS"). These reductions were the results of these programs being completed. In addition, the decrease was attributable to a reduction in revenue of $1.9 million from programs with General Atomics to develop integrated power systems for future U.S. Navy's "all-electric" ship platforms ("IPS") and to deliver modular, electric power converter and control assemblies to be installed on the RV Triton, a British research vessel ("TRITON)". During fiscal year 2003, we began work on a $1.1 million program with EDO Corporation ("EDO") for the design and development of a power converter for a new mine sweeping system for the U.S. Navy's Organic Airborne and Surface Influence Sweep system ("OASIS"). We have deferred recognizing revenue on this program until the contract is complete. As of September 30, 2003, we have deferred $0.7 million of costs associated with this program. We expect this program to be completed in the third fiscal quarter of 2004.

        Cost of product revenue.    Cost of product revenue decreased by $3.6 million, or 12%, from $29.6 million in fiscal year 2002 to $26.0 million in fiscal year 2003. This was primarily due to lower material costs of $2.2 million directly related to our decline in revenue. We also experienced a reduction of $2.7 million in manufacturing and overhead costs reflecting a reduction in the cost structure of the business. These reductions were offset in part by a higher provision for excess and obsolete inventory and purchase commitments of $1.3 million primarily related to inventory for our Shaker and UPS system products. In general, our businesses operate on negative margins at the current revenue levels due to excess manufacturing capacity, which is expensed as incurred. Since our cost structure, except for materials, is relatively fixed, our revenue levels significantly affect our gross margin. The large drop in revenue for the year coupled with the valuation adjustment, were the major reasons why our product gross margin declined from 4% in fiscal year 2002 to -20% in fiscal year 2003.

        Funded research and development and other revenue expenses.    Funded research and development and other revenue expenses decreased by $2.1 million, or 30%, from $7.2 million in fiscal year 2002 to $5.0 million in fiscal year 2003. The decrease was directly attributable to the reduction in funded research and development revenue. The gross margin on funded research and other revenue declined from 34% in fiscal year 2002 to 5% in fiscal year 2003. In large part, this decline is reflective of the fact that there is a significant fixed overhead component in our funded research and development and other revenue expenses. During fiscal year 2003, we entered into a fixed-price contract with EDO for OASIS. We expect to incur costs in excess of the contract value and accordingly have accrued for this loss of $0.6 million in the fourth quarter of fiscal year 2003.

        Unfunded research and development expenses.    Unfunded research and development expenses decreased by $4.4 million, or 75%, from $5.9 million in fiscal year 2002 to $1.5 million in fiscal year 2003. During fiscal year 2002, we were involved in developing the UPS product line in Power Systems which is largely completed. This is the major reason for the reduction in unfunded research and development. In addition, we have greatly reduced our development of radio frequency activity in our Electronics Division and terminated the biosensor activity in our Applied Technology Division.

        Selling, general and administrative expenses.    Selling, general and administrative expenses decreased by $2.3 million, or 14%, from $15.9 million in fiscal year 2002 to $13.6 million in fiscal year 2003. This decrease was the direct result of cost savings including the restructuring activities completed during the last half of fiscal year 2002.

        Amortization of intangibles.    Amortization of intangibles decreased by $0.1 million, or 14%, from $0.6 million in fiscal year 2002 to $0.5 million in fiscal year 2003. This was the result of the write-off of intangible assets as described below.

        Restructuring costs.    During April 2002, we commenced a restructuring plan designed to streamline our production base, improve efficiency and enhance our competitiveness and recorded a restructuring charge of $1.5 million. The restructuring charge included approximately $0.6 million for severance costs associated with the reduction of approximately 60 employees, or 17% of the work force. The reductions occurred in the following business segments: Applied Technology—9: Corporate—2; Electronics—16; and Power Systems—33. On a functional basis, the reductions were: manufacturing—45; research and development—4; and selling, general and administrative—11. The balance of the restructuring charge relates to the closing of the Anaheim, CA facility. These costs include approximately $0.3 million of cash charges primarily related to rent, real estate taxes and operating costs to be paid through the remainder of the lease and an estimated $0.3 million of other cash charges for restoration and clean-up. In addition, approximately $0.2 million of the restructuring charge relates to non-cash charges on assets disposed of.

        Write-off of long-lived assets.    We recorded a $0.7 million charge representing an impairment in the carrying value of the long-lived assets in our Worcester, Massachusetts manufacturing facility. This was required as a result of our decision to streamline our operations. We have decided to reduce our UPS sales, marketing and development effort and plan to form a strategic alliance with a major company. In this scenario, our Worcester facility will have the Magnetics (Servo Motors and its Maglev products), EPT and StarSine as its remaining product lines. Based in large part on our recent history, we prepared a cash flow forecast of these products over the 7 years—representing the current lease and our 5-year option to extend—we do not expect to recoup the value of our long-lived assets. These assets, before write-down, approximate $3.2 million and are comprised primarily of leasehold improvements made within the last few years. Given this situation, we performed a fair market analysis of this asset and determined that a $0.7 million charge was required in our fiscal third quarter representing an impairment of this long-lived asset. Late in calendar 2003, we decided to retain our Shaker product line due in part to a significant improvement in our liquidity situation.

        Write-off of impaired goodwill and intangible assets.    During the three months ended March 29, 2003, we experienced a significant adverse change in the business climate, in particular, significant reductions in revenue and cash flows. This coupled with our current liquidity issues at that time, required us to consider selling assets unrelated to our engineering and manufacturing expertise in electromechanical systems. The assets and product lines we considered selling included our Ling Shaker product line, our patented smart predictive line control technology utilized by the electric arc steel manufacturing industry and patents acquired from Northrop Grumman related to the hybrid electric vehicles. Based on these conditions, we performed an impairment test on an interim basis. We determined the fair value of each of the reporting units based on a discounted cash flow income approach. This analysis was largely based upon historical data. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of the Applied Technology and Electronics reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of March 29, 2003. As a result, the second step of the goodwill impairment test was not required to be completed. We will continue to perform a goodwill impairment test for these reporting units on an annual basis and on an interim basis, if certain conditions exist. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of the Power Systems reporting unit does not exceed its carrying amount. The fair value was determined to approximate the fair value of the net tangible assets. The second step of the impairment test required us to write off the unamortized balance of the goodwill and intangible assets of the Power Systems reporting unit as of March 29, 2003 of $5.8 million. Late in calendar 2003, we decided to retain our Shaker product line due in part to a significant improvement in our liquidity situation. However, we continue to consider selling our patented smart predictive line control technology utilized by the electric arc steel manufacturing industry and patents acquired from Northrop Grumman related to hybrid electric vehicles.

        Net unrealized gain (loss) on warrants to purchase common stock.    Net unrealized gain on warrants to purchase common stock in fiscal year 2003 was $0.1 million as compared with a net unrealized loss of $0.5 million in fiscal year 2002. We account for our warrants to purchase Mechanical Technology Incorporated's common stock and to purchase Beacon Power Corporation's common stock in accordance with SFAS No. 133 and, therefore, we have recorded these warrants at their fair value at September 30, 2003.

        Unrealized loss on Series B warrants.    Unrealized loss on Series B warrants in fiscal year 2003 was $1.9 million. We account for our Series B warrants issued in connection with the February 2003 financing transaction in accordance with SFAS No. 133 and, therefore, we have recorded these warrants at their fair value at September 30, 2003. Because we did not achieve certain financial conditions for our fourth quarter of fiscal year 2003, the exercise price of these warrants was to be reduced from $1.50 per share down to $1.00 per share commencing on the date we file this Form 10-K. Accordingly, we considered this fact in determining the fair value at September 30, 2003.

        Write-down of investment in Beacon Power Corporation common stock/ Realized gain from sale of Beacon Power Corporation common stock.      We account for our investment in Beacon Power using the fair value method as set forth in SFAS No. 115. As of March 29, 2003, the quoted fair market value of Beacon Power's common stock held by the Company was $0.18 per share, or $0.8 million. Our cost basis in our investment in Beacon Power's common stock was approximately $0.30 per share, or $1.4 million, resulting in an unrealized loss of $0.5 million as of March 29, 2003. As of March 29, 2003, we believed the difference in the current fair market value and the cost basis of our investment represents an other than temporary decline based upon our ability and intent to hold the stock for a long enough period of time for it to recover. We recorded a charge of $0.5 million in the statement of operations to realize this loss. After the write-down, the new cost basis of the Beacon Power stock held by us was $0.18 per share. During June 2003, we commenced the sale of the 4,705,910 shares of our Beacon Power Corporation common stock. As of September 30, 2003, we had sold all of those shares for proceeds of $1.7 million, net of fees and commissions. As a consequence of the sale of these shares, we realized a gain of $0.9 million.

        Interest income (expense), net.    Interest expense, net was $4.0 million for fiscal year 2003 compared with interest income, net of $0.1 million for fiscal year 2002, an increase in interest expense of $4.1 million. Interest expense for the fiscal year ended September 30, 2003 includes the following: $0.1 million fees associated with the line of credit; $0.2 million of interest expense associated with outstanding amounts under the line of credit; $0.3 million of expense associated with the issuance of warrants in connection with the line of credit; $0.1 million of fess associated with forbearances of loan covenant violations; $0.1 million on capital lease obligations; $2.5 million amortization of discount on the convertible redeemable Series A preferred stock; $0.2 million dividends on convertible redeemable Series A preferred stock; and $0.4 million of amortization of discount on the convertible subordinated debentures.

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

        Product Revenue.    Product revenue remained flat at $30.8 million. Power Systems was down 1% from $20.2 million in 2001 to $19.9 million in 2002. This was offset by an increase in the Electronics Division from $10.6 million in 2001 to $10.9 million in 2002.

        Within Power Systems, revenue from magnetic levitation and high performance motor products declined 35% from $7.2 million in 2001 to $4.7 million in 2002. This decrease was due in large part to the decline in revenue from magnetic levitation products due to the weak semiconductor industry. In addition, revenue from vibration test equipment ("Shaker") was down 39% from $12.2 million in 2001 to $7.5 million in 2002. This reduction in Shaker revenue was due in part to the disruption caused by the relocation of the business from Anaheim, CA to Worcester, MA during the last half of 2002. These decreases were more than offset by an increase in revenue from power conversion products from $0.8 million in 2001 to $7.7 million in 2002. This increase was due largely to the fact that Inverpower was acquired in July 2001 and, as a result, represented less than three months of business in 2001. Revenue from power conversion products in 2002 included $2.4 million from our StarSine Power Conditioning System ("PCS") to FuelCell Energy, $1.8 million from our Inverpower Brand Smart Predictive Line Controllers ("SPLC") to Hatch Steltech, Ltd. and $0.3 million from a 250-kilowatt power conversion system to Siemens Westinghouse.

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

        Funded research and development and other revenue.    Funded research and development and other revenue decreased by $0.1 million, or 1% from $10.9 million to $10.8 million. The largest change was the increase of $1.7 million from $2.7 million to $4.4 million in funded research and development revenue from a program with General Atomics to develop high power converter assemblies for the U.S. Navy's next generation of modern "all-electric" ships offset by decreases of $0.6 million from $3.1 million to $2.5 million from a Department of Energy program to develop low-cost power conversion modules for electric and hybrid-electric vehicles and $0.6 million from $1.1 million to $0.5 million with General Atomics from the U.S. Navy's electric missile air launch system program. During 2002, we received all of the funding under the Department of Energy contract of $10.0 million and completed final hardware deliveries in the first half of fiscal year 2003.

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

        Within Power Systems, power products accounted for $6.1 million of the increase due primarily to the full year effect of the Inverpower acquisition. This increase was offset by a decrease of $2.3 million in the Shaker, magnetic levitation and high performance motors cost of product revenue, which all experienced volume reductions in 2002. Inventory obsolescence charges for Power Systems products totaled $1.9 million in 2002 compared with $0.2 million in 2001. These charges in 2002 represented $1.0 million in power conversion products, $0.6 million in Shakers and $0.3 million in other products. We purchased significant quantities of inventory related to our power conversion products during 2001 and 2002. When the primary customer for these products became insolvent in 2002, we determined not to continue in this line of business and as a consequence the inventory that we maintained was no longer salable in the ordinary course of business and had to be substantially reserved. As a consequence, our reserves against inventory as a percentage of gross inventory rose from 15.2% at the end of fiscal year 2001 to 23.6% at the end of fiscal year 2002. With the exception of certain materials that were scrapped, we have not disposed of the inventory that was the subject of the obsolescence charge.

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

        Amortization of goodwill and intangibles. Amortization of goodwill and intangibles decreased by $0.8 million, or 57%, from $1.4 million in 2001 to $0.6 million in 2002. The decrease is a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, and of no longer being required to amortize goodwill and intangible assets with indeterminable lives. During the fiscal year ended September 30, 2001, amortization of goodwill amounted to $0.6 million. In addition, during 2001 we wrote-off an impaired intangible asset with a net book value of $0.1 million and annual amortization of $0.1 million. These decreases were partially offset by the amortization of intangible assets acquired from Inverpower in July 2001.

        Restructuring costs.    During April 2002, we commenced a restructuring plan designed to streamline our production base, improve efficiency and enhance our competitiveness and recorded a restructuring charge of $1.5 million. The restructuring charge includes approximately $0.6 million for severance costs associated with the reduction of approximately 60 employees, or 17% of the work force. The reductions occurred in the following business segments: Applied Technology—9: Corporate—2; Electronics—16; and Power Systems—33. On a functional basis, the reductions were: manufacturing—45; research and development—4; and selling, general and administrative—11. The balance of the restructuring charge relates to the closing of the Anaheim, CA facility. These costs include approximately $0.3 million of cash charges primarily related to rent, real estate taxes and operating costs to be paid through the remainder of the lease and an estimated $0.3 million of other cash charges for restoration and clean-up. In addition, approximately $0.2 million of the restructuring charge relates to non-cash charges on assets to be disposed of. The Anaheim, CA manufacturing facility was closed during fiscal year 2003.

        Net unrealized loss on warrants to purchase common stock.    Net unrealized loss on warrants to purchase common stock decreased by $1.0 million, or 65%, from $1.5 million in 2001 to $0.5 million in 2002. We account for our warrants to purchase Mechanical Technology Incorporated's common stock and to purchase Beacon Power's common stock in accordance with SFAS No. 133 and, therefore, we have recorded these warrants at their fair value at September 30, 2002 and recorded and unrealized loss of $0.5 million during 2002. The fair value of our warrants to purchase Mechanical Technology Incorporated's common stock decreased by $0.3 million from $0.3 million to $0.0 million. The fair value of our warrants to purchase Beacon Power's common stock decreased by $0.2 million from $0.2 million to $0.0 million.

        Write-down of investment in Beacon Power Corporation common stock.    Effective September 28, 2001, we account for our investment in Beacon Power using the fair value method as set forth in SFAS No. 115. At September 30, 2002, the fair market value of Beacon Power's common stock was $0.17 per share. Our cost basis in our investment in Beacon Power's common stock was $0.59 per share. As of September 30, 2002, we believed the decline in market value represented an other than temporary decline because, among other things, the market value had been less than cost since March 2002 and there was some uncertainty of the financial condition and near-term prospects of Beacon Power and, accordingly, we recorded an other than temporary write-down of our investment in Beacon Power of $1.4 million.

        Other income.    Other income decreased by $0.5 million, or 79%, from $0.6 million in 2001 to $0.1 million in 2002. The decrease is primarily the result of $0.4 million decrease in interest income, which is directly related to the decrease in cash, cash equivalents and marketable securities.

        Loss from Beacon Power Corporation    Effective September 28, 2001, we account for our investment in Beacon Power using the fair value method as set forth in SFAS No. 115. We are no longer required to record our share of any losses from Beacon Power and the investment is carried at fair value and is designated as available for sale, and any unrealized holding gains and losses are to be included in stockholders' equity as a component of accumulated other comprehensive income (loss).

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

Quarterly Results of Operations (Unaudited)

        The following table presents unaudited quarterly statement of operations data for the eight quarters ended September 30, 2003. This data has been prepared on a basis consistent with our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This data includes all adjustments, consisting solely of normal recurring adjustments, that we believe necessary for a fair presentation of this information. The operating results for any quarter are not necessarily indicative of results to be expected for any future period. The historical quarterly data for the fiscal year ended September 30, 2003 has been adjusted to reflect the impact of recognizing revenue on a funded research and development contract using the completed-contract method instead of the percentage-of-completion method. The impact of this adjustment was as follows:

	Three Months Ended
	June 28, 2003	Mar. 29, 2003	Dec. 28, 2002
	(in thousands, except per share data)
Funded research and development and other revenue	$(347)	$(170)	$(241)

Funded research and development and other revenue expenses	$(347)	$(267)	$(144)

Operating loss	$—	$97	$(97)

Net loss	$—	$97	$(97)

Net loss attributable to common stockholders per weighted average share, basic and diluted	$—	$0.01	$(0.01)

        In addition, during the fiscal fourth quarter of 2003 the current estimate of the contract revenue and contract costs for this contract indicated a loss, a provision of $0.6 million for the entire loss, of which $0.3 million was incurred as of September 30, 2003, on this contract was recorded and is included in funded research and development and other revenue expenses.

	Three Months Ended
	Sept. 30, 2003	June 28, 2003	Mar. 29, 2003	Dec. 28, 2002	Sept. 30, 2002	June 29, 2002	Mar. 30, 2002	Dec. 29, 2001
	(in thousands, except per share data)
Statement of Operations Data
Revenue:
Product revenue	$7,056	$5,011	$4,250	$5,331	$8,451	$8,758	$7,466	$6,124
Funded research and development and other revenue	1,728	1,079	1,126	1,349	2,785	2,996	2,834	2,216

Total revenue	8,784	6,090	5,376	6,680	11,236	11,754	10,300	8,340

Operating costs and expenses:
Cost of product revenue	6,223	8,117	5,578	6,101	8,038	7,849	7,820	5,937
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	2,011	851	940	1,236	1,940	1,911	1,609	1,717
Unfunded research and development expenses	65	313	533	581	1,098	1,108	1,671	1,973

Total research and development and other revenue expenses	2,076	1,164	1,473	1,817	3,038	3,019	3,280	3,690
Selling, general and administrative expenses	2,589	3,281	3,914	3,780	4,062	3,911	4,016	3,862
Amortization of intangibles	112	99	147	147	143	149	149	148
Restructuring costs	—	—	—	—	—	1,500	—	—
Write-off of impaired long-lived assets	—	700	—	—	—	—	—	—
Write-off of impaired goodwill and intangible assets	—	—	5,751	—	—	—	—	—

Total operating costs and expenses	11,000	13,361	16,863	11,845	15,281	16,428	15,265	13,637

Operating loss	(2,216)	(7,271)	(11,487)	(5,165)	(4,045)	(4,674)	(4,965)	(5,297)
Net realized gain on sale of marketable securities	—	—	—	—	—	—	17	—
Net unrealized gain (loss) on warrants to purchase common stock	69	16	(9)	6	(7)	(169)	(93)	(250)
Unrealized loss on Series B warrants	(1,879)	—	—	—	—	—	—	—
Write-down of investment in Beacon Power Corporation common stock	—	—	(542)	—	(1,400)	—	—	—
Realized gain from sale of Beacon Power Corporation common stock	104	795	—	—	—	—	—	—
Other income (loss)	15	—	56	—	122	(132)	—	—
Interest income	—	2	1	2	18	10	78	186
Interest expense	(3,293)	(317)	(170)	(198)	(60)	(31)	(33)	(36)

Net loss	$(7,200)	$(6,775)	$(12,151)	$(5,355)	$(5,372)	$(4,996)	$(4,996)	$(5,397)

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.37)	$(0.36)	$(0.68)	$(0.32)	$(0.32)	$(0.30)	$(0.30)	$(0.33)

Weighted average number of common shares, basic and diluted	19,435	18,886	17,831	16,878	16,718	16,570	16,540	16,540

Liquidity and Capital Resources

        As of September 30, 2003, we had $1.2 million of cash, of which $0.5 million was restricted, and an outstanding loan balance to Silicon Valley Bank (the "Bank") of $1.8 million. In addition, at September 30, 2003 our trade payables totaled $4.7 million, of which $3.5 million were for invoices over 60 days old. In addition, we had $1.3 million of accrued accounts payable at September 30, 2003 for goods and services received but not yet invoiced.

        In October 2003, warrants to purchase 1.6 million shares of our Common Stock were exercised for net proceeds of $1.5 million, we sold an additional $0.1 million of convertible subordinated debentures and we sold shares of series B preferred stock for proceeds of approximately $7.1 million, net of placement agent's fees.

        In November 2003, with the proceeds from these financing transactions, we paid off the outstanding balance under the line of credit of $1.8 million and the Bank released $0.4 million of the $0.5 million of cash previously restricted. In addition, on December 12, 2003, we amended our agreement with the Bank. Under the amended agreement, the Bank will provide us with a line of credit of up to approximately $6.3 million (the "Amended Loan"). The Amended Loan is secured by most of the assets of the Company and advances under the Amended Loan are limited to 80% of eligible accounts receivables, which will permit borrowings up to $5.0 million. Interest on outstanding borrowings accrues at a rate equal to the Bank's prime rate of interest plus 1.5% per annum. In addition, we will pay to the Bank a collateral handling fee of 2.4% per annum of the average daily outstanding balance. The interest rate increases to the Bank's prime rate plus 3.0% per annum and the collateral handling fee increases to 3.0% per annum if we fail to meet certain financial ratios. We have also agreed to the following fees: (i) a $23,250 non-refundable facility fee upon the execution of the agreement; (ii) an unused line fee in an amount equal to 0.50% per annum on the difference between $5 million and the average daily principal balance of the loans outstanding during the month; and (iii) an early termination fee of $25,000 if we terminate the agreement before June 12, 2004. The Amended Loan contains certain financial covenants relating to tangible net worth, as defined, which we must satisfy in order to continue borrowing from the Bank. The Amended Loan matures on December 9, 2004.

        We anticipate that our cash after these transactions, together with the availability under the Amended Loan will be sufficient to fund our operations through September 30, 2004. This assumes that we will achieve our business plan and remain in compliance with the Amended Loan. The business plan envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past. If, however, we are unable to realize our plan, we may not be in compliance with loan covenants which may cause a default, as defined, and we may be forced to raise additional funds by selling stock, restructuring its borrowing, selling assets, or taking other actions to conserve our cash position.

        If additional funds are raised in the future through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience additional dilution. The terms of additional funding may also limit our operating and financial flexibility. There can be no assurance that additional financing of any kind will be available to us on terms acceptable to us, or at all. Failure to obtain future funding when needed or on acceptable terms would materially, adversely affect our results of operations.

        We have recently reevaluated our business in light of recent results and our October financing transactions. As a result of this reevaluation, we have decided to retain our Ling Shaker product line. And although we continue to consider selling our patented smart predictive line control technology utilized by the electric arc steel manufacturing industry and patents acquired from Northrop Grumman related to hybrid electric vehicles, these together represent less than $2 million of our total assets. We have informed our financial advisor, Alliant Capital Partners (an affiliate of the Bank) of our intentions and we are no longer actively working with them to dispose of these assets.

        Our financial statements for our fiscal year ended September 30, 2003, which are included in our Annual Report on Form 10-K, contain an audit report from Grant Thornton LLP. The audit report contains a going concern qualification, which raises substantial doubt with respect to our ability to continue as a going concern. The receipt of a going concern qualification may create a concern amongst our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations.

        We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of September 30, 2003, we had an accumulated deficit of $116.7 million. Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities, public security offerings, borrowings on our line of credit and capital equipment leases.

        As of September 30, 2003, our cash and cash equivalents were $1.2 million, including restricted cash and cash equivalents of $0.5 million, a decrease of $0.9 million from September 30, 2002. Cash used in operating activities for the fiscal year ended September 30, 2003 was $7.3 million as compared to $15.3 million for fiscal year ended September 30, 2002. Cash used in operating activities during the fiscal year ended September 30, 2003 was primarily attributable to the net loss, net of realized gain from the sale of Beacon Power Corporation common stock and unrealized gain on warrants to purchase common stock, offset by non-cash items such as depreciation and amortization, increases in allowances for doubtful accounts and excess and obsolete inventory, unrealized loss from Series B warrants to purchase common stock, write-off of impaired long-lived, goodwill and intangible assets, write-down of investment in Beacon Power Corporation common stock, non-cash compensation expense and decreases in working capital.

        Cash provided by investing activities during year ended September 30, 2003 was $1.5 million as compared to of $6.8 million for the fiscal year ended September 30, 2002. Cash provided by investing activities during the fiscal year ended September 30, 2003 was primarily the result from proceeds from the sale of our Beacon Power Corporation common stock of $1.7 million.

        Cash provided by financing activities for the fiscal year ended September 30, 2003 was $4.8 million as compared to cash used by financing activities of $0.3 million for the fiscal year ended September 30, 2002. Net cash provided by financing activities during the fiscal year ended September 30, 2003 includes $3.2 million from the proceeds from the sale of the Series A Preferred Stock and the convertible subordinated debentures and $1.8 million of net borrowing under the bank line of credit offset by $0.3 million of repayment of long-term debt.

        We lease equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments, as of September 30, 2003, under the capital and operating leases with non-cancelable terms are as follows:

Fiscal Years ended September 30,	Capital Leases	Operating Leases
2004	$341,786	$1,098,665
2005	236,456	501,108
2006	316,762	262,367
2007	—	264,000
2008	—	291,500
Thereafter	—	612,500

Total (Operating lease commitments not reduced by minimum sublease rentals of $32,443)	$895,004	$3,030,140

        In addition, as of September 30, 2003, we were obligated to pay the outstanding principal balance of $762,500 on the convertible subordinated debentures on September 5, 2008. However, in October 2003, all of the outstanding convertible subordinated debentures were converted into Common Stock.

Factors Affecting Future Results

        Our future results remain difficult to predict and may be affected by a number of factors which could cause actual results to differ materially from forward-looking statements contained in this Annual Report on Form 10-K and presented elsewhere by management from time to time. These factors include business conditions within the distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive industries and the world economies as a whole, and competitive pressures that may impact research and development spending. Our revenue growth is dependent on technology developments and contract research and development for both the government and commercial sectors and no assurance can be given that these investments will continue or that we will be able to obtain such funds. In addition, our growth opportunities are dependent on the introduction of new products that must penetrate distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive markets. No assurance can be given that new products can be developed, or if developed, will be successful; that competitors will not force prices to an unacceptably low level or take market share from us; or that we can achieve or maintain profits in these or any new markets. Because of these and other factors, including, without limitation, the factors set forth below, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the market price of our common stock experiences significant volatility.

        We have a history of operating losses, may not be able to achieve profitability and may require additional capital in order to sustain our businesses.

        For each of the past eight fiscal years, we have experienced losses from operating our businesses. As of September 30, 2003, we had an accumulated deficit of approximately $116.7 million. During the fiscal year ended September 30, 2003, we had a loss from operations of approximately $26.1 million. The bulk of our 2003 loss from operations occurred in the first three quarters and by the fourth quarter of 2003 the quarterly loss from operations had been reduced to $2.2 million. If we are unable to operate on a cash flow breakeven basis during 2004, we may need to raise additional capital in order to sustain our operations. There can be no assurance that we will be able to achieve such results or to raise such funds if they are required.

        We may not be able to continue as a going concern.

        Our financial statements for our fiscal year ended September 30, 2003, which are included in our Annual Report on Form 10-K, contain an audit report from Grant Thornton LLP. The audit report contains a going concern qualification, which raises substantial doubt with respect to our ability to continue as a going concern. The receipt of a going concern qualification may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations.

        We could issue additional common stock, which might dilute the book value of our common stock.

        We have authorized 50,000,000 shares of our common stock, of which 24,917,671 shares were issued and outstanding as of December 9, 2003. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise capital that we may need at today's stock prices, we will need to issue securities that are convertible into or exercisable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options, whether currently outstanding or subsequently granted, exercise their options or if warrant holders exercise their warrants to purchase shares of our common stock.

        The sale or issuance of a large number of shares of our common stock could depress our stock price.

        As of December 9, 2003, we have reserved 5,709,430 shares of common stock for issuance upon exercise of stock options and warrants, 1,185,480 shares for future issuances under our stock plans and 447,052 shares for future issuances as matching contributions under our 401(k) plan. We have also reserved 3,070,000 shares of common stock for issuance upon conversion of the outstanding Series B Preferred Stock, which can be converted at any time. As of December 9, 2003, holders of warrants and options to purchase an aggregate of 4,895,818 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144.

        Financial investors may have interests different than you or SatCon, and may be able to impact corporate actions requiring stockholder approval because they own a significant amount of our common stock.

        We have recently completed two significant financing transactions. In February 2003, we raised approximately $4,000,000 through the issuance of securities that were convertible into or exercisable for up to 50% or more of the number of shares of our common stock outstanding at that time. In October 2003, we raised an additional $7,675,000 through the issuance of 1,535 shares of our Series B Convertible Preferred Stock and warrants to purchase up to 1,228,000 shares of our common stock from 25 accredited investors. Prior to the October 2003 transaction, all of the convertible securities issued in connection with the February 2003 transaction were exercised or converted and as a result of the exercise and conversion of these securities we raised approximately $1.5 million.

        In future financings, we may also issue securities that are convertible into or exercisable for a significant number of shares of our outstanding common stock. Financial investors such as those who participated in our 2003 financings may have short-term financial interests different from SatCon's long-term goals and the long-term goals of our management and other stockholders. In addition, based on their significant ownership of our outstanding common stock, financial investors may be able to impact corporate actions requiring stockholder approval.

        We have not consistently complied with Nasdaq's Marketplace rules for continued listing, which exposes us to the risk of delisting from the Nasdaq National Market.

        Our stock is listed on the Nasdaq National Market, which affords us an opportunity for relatively broad exposure to a wide spectrum of prospective investors. As a requirement of continued inclusion in the Nasdaq National Market, SatCon must comply with Nasdaq's Marketplace Rules, which require that we maintain a market value of $50 million or have total assets of $50 million and $50 million of total revenue and that our stock price stays above $1.00, among others. Over the past twelve months, SatCon had received notice from Nasdaq that it was not in compliance with Marketplace Rules. Subsequently, SatCon was advised that it had achieved compliance and as of December 9, 2003, SatCon is in compliance with the Nasdaq National Market Marketplace Rules for Continued Inclusion. However, if we fail to maintain compliance with these rules and our common stock is delisted from the Nasdaq National Market, there could be a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with the Nasdaq National Market, the loss of federal preemption of state securities laws, the potential loss of confidence by suppliers, customers and employees, as well as the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

        We expect to generate a significant portion of our future revenues from sales of our power control products and cannot assure market acceptance or commercial viability of our power control products.

        We intend to continue to expand development of our power control products. We cannot assure you that potential customers will select SatCon's products to incorporate into their systems or that our customers' products will realize market acceptance, that they will meet the technical demands of their end users or that they will offer cost-effective advantages over existing products. Our marketing efforts to date involve development contracts with several customers, identification of specific market segments for power and energy management systems and the continuation of marketing efforts of recently acquired businesses. We cannot know if our commercial marketing efforts will be successful in the future. Furthermore, we cannot assure you that our products, in their current form, will be suitable for specific commercial applications or that further design modifications, beyond anticipated changes to accommodate different markets, will not be necessary. Additionally, we may not be able to develop competitive products, our products may not receive market acceptance, and we may not be able to profitably compete in this market even if market acceptance is achieved. If our products do not gain market acceptance or commercial viability, we will not achieve our anticipated levels of profitability and growth.

        If we are unable to maintain our technological expertise in design and manufacturing processes, we will not be able to successfully compete.

        We believe that our future success will depend upon our ability to develop and provide products that meet the changing needs of our customers. This requires that we successfully anticipate and respond to technological changes in design and manufacturing processes in a cost-effective and timely manner. As a result, we continually evaluate the advantages and feasibility of new product design and manufacturing processes. We cannot, however, assure you that our process development efforts will be successful. The introduction of new products embodying new technologies and the emergence of shifting customer demands or changing industry standards could render our existing products obsolete and unmarketable which would have a significant impact on our ability to generate revenue. Our future success will depend upon our ability to continue to develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers. This will require us to continue to make substantial product development investments. We may experience delays in releasing new products and product enhancements in the future. Material delays in introducing new products or product enhancements may cause customers to forego purchases of our products and purchase those of our competitors.

        We are heavily dependent on contracts with the U.S. government and its agencies or from subcontracts with the U.S. government's prime contractors for revenue to develop our products, and the loss of one or more of our government contracts could preclude us from achieving our anticipated levels of growth and revenues.

        Our ability to develop and market our products is heavily dependent upon maintaining our U.S. government contract revenue and research grants. Most of our U.S. government contracts are funded incrementally on a year-to-year basis. Approximately 50% of our revenue during fiscal year 2003 was derived from government contracts and subcontracts with the U.S. government's prime contractors. Any change in our relationship with the U.S. government or its agencies whether as a result of market, economic, or competitive pressures, including any decision by the U.S. government to alter its commitment to our research and development efforts, could harm our business and financial condition by depriving us of the resources necessary to develop our products. In addition there can be no assurance that once a government contract is completed that it will lead to follow-on contracts for additional research and development, prototype build and test, or production. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. There can be no assurance that our U.S. government contracts will not be terminated or suspended in the future, or that contract suspensions or terminations will not result in unreimbursable expenses or charges or other adverse effects on us.

        The accuracy and appropriateness of our direct and indirect costs and expenses under our contracts with the U.S. government are subject to extensive regulation and audit by the Defense Contract Audit Agency or by other appropriate agencies of the U.S. government. These agencies have the right to challenge our cost estimates or allocations with respect to any such contract. Additionally, substantial portions of the payments to us under U.S. government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. Adjustments that result from inquiries or audits of our contracts could have a material adverse impact on our financial condition or results of operations.

        Since our inception, we have not experienced any material adjustments as a result of any inquiries or audits, but there can be no assurance that our contracts will not be subject to material adjustments in the future.

        In the event that any of our government contracts are terminated for cause, it could significantly affect our ability to obtain future government contracts, which could seriously harm our ability to develop our technologies and products.

        A significant portion of our revenue is derived from contracts with the U.S. government and its agencies or from subcontracts with the U.S. government's prime contractors, and a slowdown in government spending may adversely affect our ability to obtain anticipated revenues.

        Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies or the imposition of budgetary constraints could significantly impair our ability to achieve this level of revenue going forward. Any reductions or slowdowns in government spending could also severely inhibit our ability to successfully complete the development and commercialization of our products. Changes in funding levels could cause the government to cancel existing contracts or eliminate follow-on phases in the future.

        The U.S. government has certain rights relating to our intellectual property.

        Many of our patents are the result of retaining ownership of inventions made under U.S. government-funded research and development programs. With respect to any invention made with government assistance, the government has a nonexclusive, nontransferable, irrevocable, paid-up license to use the technology or have the technology employed for or on behalf of the U.S. government throughout the world. Under certain conditions, the U.S. government also has "march-in rights." These rights enable the U.S. government to require us to grant a nonexclusive, partially exclusive, or exclusive license in any field of use to responsible applicants, upon terms that are reasonable under the circumstances. If we refuse, the government can grant the license itself, provided that it determines that such action is necessary because we have not achieved practical application of the invention, or to alleviate health or safety needs, or to meet requirements for public use specified by federal regulations, or because products using such inventions are not being produced substantially in the United States. The exercise of these rights by the government could create potential competitors for us if we later determine to further develop the technologies and utilize the inventions in which the government has exercised these rights.

        Our business could be adversely affected if we are unable to protect our patents and proprietary technology.

        As of December 9, 2003, we held 72 U.S. patents and had 3 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe, and Asia for many of these patents. The expiration date of our patents range from 2009 to 2021, with the majority expiring after 2015. As a qualifying small business from our inception to date, we have retained commercial ownership rights to proprietary technology developed under various U.S. government contracts and grants.

        Our patent and trade secret rights are of significant importance to us and to our future prospects. Our ability to compete effectively against other companies in our industry will depend, in part, on our ability to protect our proprietary technology and systems designs relating to our products. Although we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be successful in doing so. Further, our competitors may independently develop or patent technologies that are substantially equivalent or superior to ours. No assurance can be given as to the issuance of additional patents or, if so issued, as to their scope. Patents granted may not provide meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by us, it would be costly for us to pursue our rights in an enforcement action and there can be no assurance that we would be successful in enforcing our intellectual property rights. Because we intend to enforce our patents, trademarks and copyrights and protect our trade secrets, we may be involved from time to time in litigation to determine the enforceability, scope and validity of these rights. This litigation could result in substantial costs to us and divert resources from operational goals. In addition, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country where we operate or sell our products.

        We may not be able to maintain confidentiality of our proprietary knowledge.

        In addition to our patent rights, we also rely on treatment of our technology as trade secrets and upon confidentiality agreements, which all of our employees are required to sign, assigning to us all patent rights and technical or other information developed by the employees during their employment with us. We also rely, in part, on contractual provisions to protect our trade secrets and proprietary knowledge. Our employees have also agreed not to disclose any trade secrets or confidential information without our prior written consent. These agreements may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also be known without breach of these agreements or may be independently developed by competitors. Our inability to maintain the proprietary nature of our technology and information could harm our business, results of operations and financial condition by adversely affecting our ability to compete in our markets.

        Others may assert that our technology infringes their intellectual property rights.

        We believe that we do not infringe the proprietary rights of others and, to date, no third parties have asserted an infringement claim against us, but we may be subject to infringement claims in the future. The defense of any claims of infringement made against us by third parties could involve significant legal costs and require our management to divert time from our business operations. If we are unsuccessful in defending any claims of infringement, we may be forced to obtain licenses or to pay royalties to continue to use our technology. We may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If we fail to obtain necessary licenses or other rights, or if these licenses are costly, our operating results may suffer either from reductions in revenues through our inability to serve customers or from increases in costs to license third-party technologies.

        Loss of any of our key personnel, and particularly our Chief Executive Officer, could hurt our business because of their experience, contacts and technological expertise.

        The loss of the services of one or more of our key employees or an inability to attract, train and retain qualified and skilled employees, specifically engineering and sales personnel, could result in the loss of customers or otherwise inhibit our ability to operate and grow our business successfully. In addition, our ability to successfully integrate acquired facilities or businesses depends, in part, on our ability to retain and motivate key management and employees hired by us in connection with these acquisitions. We have been particularly dependent upon the services of David B. Eisenhaure, our president, chief executive officer, chairman of the board and founder, as a result of his business and academic relationships, understanding of government contracts and technical expertise. The loss of Mr. Eisenhaure's services could have a material adverse effect on our business.

        We expect significant competition for our products and services.

        In the past, we faced limited competition in providing research services, prototype development and custom and limited quantity manufacturing. We expect competition to intensify greatly as commercial applications increase for our products under development. Many of our competitors and potential competitors are well established and have substantially greater financial, research and development, technical, manufacturing and marketing resources than we do. Some of our competitors and potential competitors are much larger than we are. If these larger competitors decide to focus on the development of distributed power and power quality products, they have the manufacturing, marketing and sales capabilities to complete research, development and commercialization of these products more quickly and effectively than we can. There can also be no assurance that current and future competitors will not develop new or enhanced technologies perceived to be superior to those sold or developed by us. There can be no assurance that we will be successful in this competitive environment.

        Price increases of materials or components used by us could adversely affect the volume of our sales.

        We use materials and components obtained from third-party suppliers to manufacture many of our products. If prices of materials and components that we use were to increase, we may not be able to afford them or to pass these costs on to our customers. Since some of our vendors are single sourced, our ability to consider lower priced options are limited in the short run. In addition, if we were required to raise the price of our products as a result of increases in the price of materials or components that we use, demand for our products may decrease which would reduce our sales.

        We are dependent on third-party suppliers for the supply of key components for our products.

        We use third-party suppliers for components in many of our systems. From time to time, shipments can be delayed because of industry-wide or other shortages of necessary materials and components from third-party suppliers. A supplier's failure to supply components in a timely manner, or to supply components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could impair our ability to manufacture our products. If alternative sources are identified, we may not be able to successfully integrate those components into our system without incurring additional cost and risk. In addition, to the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers.

        Long-term contracts are not typical in our business, and reductions, cancellations or delays in customer orders would adversely affect our operating results.

        Other than certain contracts in our Applied Technology Division, we typically do not obtain long-term purchase orders or commitments from our customers. Instead, we work closely with our customers to develop accurate non-binding forecasts of the future volume and timing of orders to effectively allocate and manage our resources. Customers may cancel their orders, change production quantities from forecasted volumes or delay production for a number of reasons beyond our control. Significant or numerous cancellations, reductions or delays in orders by our customers would reduce or delay our net sales.

        If we experience a period of significant growth or expansion, it could place a substantial strain on our resources.

        If we are successful in obtaining rapid market penetration of our power control products, we may be required to deliver large volumes of technically complex products or components to our customers on a timely basis at reasonable costs to us. We have limited experience in ramping up our manufacturing capabilities to meet large-scale production requirements and delivering large volumes of our power control products. If we were to commit to deliver large volumes of our power control products, we cannot assure you that our efforts will be successful, that we will be able to satisfy large-scale commercial production on a timely and cost-effective basis or that such growth will not strain our operational and technical resources.

        Our business could be subject to product liability claims.

        Our business exposes us to potential product liability claims, which are inherent in the manufacturing, marketing and sale of our products, and we may face substantial liability for damages resulting from the faulty design or manufacture of products or improper use of products by end users. We currently maintain a low level of product liability insurance, and there can be no assurance that this insurance will provide sufficient coverage in the event of a claim. Also, we cannot predict whether we will be able to maintain such coverage on acceptable terms, if at all, or that a product liability claim would not harm our business or financial condition. In addition, negative publicity in connection with the faulty design or manufacture of our products would adversely affect our ability to market and sell our products.

        We are subject to a variety of environmental laws that expose us to potential financial liability.

        Our operations are regulated under a number of federal, state and foreign environmental and safety laws and regulations that govern, among other things, the discharge or release of hazardous materials into the air and water as well as the handling, storage and disposal of these materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource, Conservation and

Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Because we use hazardous materials in our manufacturing processes, we are required to comply with these environmental laws. In addition, because we generate hazardous wastes, we, along with any other person who arranges for the disposal of our wastes, may be subject to potential financial exposure for costs associated with an investigation and any remediation of sites at which we have arranged for the disposal of hazardous wastes if those sites become contaminated and even if we fully comply with applicable environmental laws. In the event of a violation of environmental laws, we could be held jointly and severably liable for damages and for the costs of remedial actions. Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, although, to-date, we have not been cited for any improper discharge or release of hazardous materials.

        Businesses and consumers might not adopt alternative distributed power solutions as a means for obtaining their electricity and power needs.

        On-site distributed power generation solutions, such as fuel cell, photovoltaic and wind turbine systems, which utilize our products, provide an alternative means for obtaining electricity and are relatively new methods of obtaining electricity and other forms of power that businesses may not adopt at levels sufficient to grow this part of our business. Traditional electricity distribution is based on the regulated industry model whereby businesses and consumers obtain their electricity from a government regulated utility. For alternative methods of distributed power to succeed, businesses and consumers must adopt new purchasing practices and must be willing to rely less upon traditional means of purchasing electricity. We cannot assure you that businesses and consumers will choose to utilize this on-site distributed power market at levels sufficient to sustain our business. The development of a mass market for our products may be impacted by many factors which are out of our control, including:

  •
  market acceptance of fuel cell, photovoltaic and wind turbine systems that incorporate our products;

  •
  the cost competitiveness of these systems that incorporate our products;

  •
  regulatory requirements; and

  •
  the emergence of newer, more competitive technologies and products.

If a mass market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop these products.

        The distributed power generation industry may become subject to future government regulation, which may impact our ability to market our products.

        We do not believe that our products will be subject to existing federal and state regulations governing traditional electric utilities and other regulated entities. We do believe that our products will be subject to oversight and regulation at the federal, state or local level in accordance with state and local ordinances relating to building codes, safety, pipeline connections and related matters. This regulation may depend, in part, upon whether an on-site distributed power system is placed outside or inside a home. At this time, we do not know which jurisdictions, if any, will impose regulations upon our products. We also do not know the extent to which any existing or new regulations may impact our ability to sell and service our products. Once our customers' products reach the commercialization stage and they begin distributing systems to their target markets, federal, state or local government entities may seek to impose additional regulations. Any new government regulation of our products, whether at the federal, state or local level, including any regulations relating to installation and servicing of our products, may increase our costs and the price of our products and may have a negative impact on our revenue and profitability.

        Our quarterly operating results are subject to fluctuations, and if we fail to meet the expectations of securities analysts or investors, our share price may decrease significantly.

        Our annual and quarterly results may vary significantly depending on various factors, many of which are beyond our control.

        Because our operating expenses are based on anticipated revenue levels, our sales cycle for development work is relatively long and a high percentage of our expenses are fixed for the short term, a small variation in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter. If our earnings do not meet the expectations of securities analysts or investors, the price of our stock could decline.

        Existing stockholders can exert considerable control over us.

        As of December 9, 2003, our executive officers and directors, and their affiliates, beneficially owned approximately 3,992,444 of our outstanding shares of common stock, representing approximately 15.4% of our outstanding common stock, a majority of which was beneficially owned by Mr. Eisenhaure, our president, chief executive officer, chairman of the board and founder. Specifically, as of such date, Mr. Eisenhaure beneficially owned 3,146,379 shares of our common stock, representing 12.5% of our outstanding common stock. If all of these stockholders were to vote together as a group, they would have the ability to exert significant influence over our board of directors and its policies. As a practical matter, Mr. Eisenhaure has significant influence over the election of our directors and determining the outcome of corporate actions requiring stockholder approval, including votes concerning director elections, bylaw amendments and possible mergers, corporate control contests and other significant corporate transactions, irrespective of how some of our other stockholders may vote. Accordingly, such concentration of ownership may have the effect of delaying, deterring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock.

        Provisions in our charter documents and Delaware law may delay, deter or prevent the acquisition of SatCon, which could decrease the value of your shares.

        Some provisions of our certificate of incorporation and bylaws may delay, deter or prevent a change in control of SatCon or a change in our management that you as a stockholder may consider favorable. These provisions include:

  •
  authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and deter a takeover attempt;

  •
  a classified board of directors with staggered, three-year terms, which may lengthen the time required to gain control of our board of directors;

  •
  prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

  •
  limitations on who may call special meetings of stockholders.

        In addition, Section 203 of the Delaware General Corporation Law and provisions in some of our stock incentive plans may delay, deter or prevent a change in control of SatCon. Those provisions serve to limit the circumstances in which a premium may be paid for our common stock in proposed transactions, or where a proxy contest for control of our board may be initiated. If a change of control or change in management is delayed, deterred or prevented, the market price of our common stock could suffer.

        We are subject to stringent export laws and risks inherent in international operations.

        We market and sell our products and services both inside and outside the United States. We are currently selling our products and services throughout North America and in certain countries in South America, Asia, Canada and Europe. Certain of our products are subject to the International Traffic in Arms Regulations (ITAR) 22 U.S.C 2778, which restricts the export of information and material that may be used for military or intelligence applications by a foreign person. Additionally, certain products of ours are subject to export regulations administered by the Department of Commerce, Bureau of Industry Security, which require that we obtain an export license before we can export products or technology. Failure to comply with these laws could result in sanctions by the government, including substantial monetary penalties, denial of export privileges and debarment from government contracts.

        Revenue from sales to our international customers for our fiscal years ended September 30, 2003 and 2002 were $3.3 million and $7.2 million, respectively. Our success depends, in part, on our ability to expand our market for our products and services to foreign customers and our ability to manufacture products that meet foreign regulatory and commercial requirements. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. We face numerous challenges in penetrating international markets, including unforeseen changes in regulatory requirements, export restrictions, fluctuations in currency exchange rates, longer accounts receivable cycles, difficulties in managing international operations, and the challenges of complying with a wide variety of foreign laws.

        You are unlikely to be able to exercise effective remedies against Arthur Andersen LLP, our former independent public accountants.

        Although we have dismissed Arthur Andersen LLP as our independent public accountants and have engaged Grant Thornton LLP, our financial statements for the fiscal year ended September 30, 2001, which are incorporated by reference into this prospectus, were audited by Arthur Andersen. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government's investigation of Enron Corporation. On June 15, 2002, a jury in Houston, Texas found Arthur Andersen guilty of these federal obstruction of justice charges. In light of the jury verdict and the underlying events, Arthur Andersen subsequently substantially discontinued operations and dismissed essentially its entire workforce. You are therefore unlikely to be able to exercise effective remedies or collect judgments against Arthur Andersen. In addition, Arthur Andersen has not consented to the inclusion of its report in this prospectus, and the requirement to file its consent has been dispensed with in reliance on Rule 437a promulgated under the Securities Act of 1933. Because Arthur Andersen has not consented to the inclusion of its report in this prospectus, you will not be able to recover against Arthur Andersen under Section 11 of the Securities Act for any untrue statement of a material fact contained in the financial statements audited by Arthur Andersen or any omissions to state a material fact required to be stated in those financial statements.

        We are exposed to credit risks with respect to some of our customers.

        To the extent our customers do not advance us sufficient funds to finance our expenses during the execution phase of our contracts, we are exposed to the risk that they will be unable to accept delivery or that they will be unable to make payment at the time of delivery. Occasionally, we accept the risk of dealing with thinly financed entities. We attempt to mitigate this risk by seeking to negotiate more timely progress payments and utilizing other risk management procedures.

        Our agreement with Silicon Valley Bank subjects us to various restrictions, which may limit our ability to pursue business opportunities.

        Our accounts receivable financing agreement subjects us to various restrictions on our ability to engage in certain activities without the prior written consent of the bank, including, among other things, our ability to:

  •
  dispose of or encumber assets, other than in the ordinary course of business

  •
  incur additional indebtedness

  •
  merge or consolidate with other entities, or acquire other businesses, and

  •
  make investments

These restrictions may also limit our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests.

        Our agreement with Silicon Valley Bank contains certain covenants that we may fail to satisfy which, if not satisfied, could result in the acceleration of the amounts due under such agreement and the limitation of our ability to borrow additional funds in the future.

        As of December 9, 2003, we had no borrowings under our financing agreement with The Silicon Valley Bank. This agreement subjects us to various financial and other covenants with which we must comply on an ongoing or periodic basis. The financial covenant requires us to maintain a minimum level of tangible net worth, as defined, which varies from month to month. If we violate this or any other covenant, there may be a material adverse effect on us. Most notably, our outstanding debt under this agreement could become immediately due and payable, the bank could proceed against any collateral securing such indebtedness and our ability to borrow additional funds in the future may be limited.

        The holders of our Series B Preferred Stock are entitled to receive liquidation payments in preference to the holders of our common stock.

        As of December 9, 2003, 1,535 shares of our Series B Preferred Stock were outstanding. Pursuant to the terms of the certificate of designation creating the Series B Preferred Stock, upon a liquidation of our company, the holders of shares of the Series B Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is $5,000 per share of Series B Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares. Dividends accrue on the shares of Series B Preferred Stock at a rate of 6% per annum increasing to a rate of 8% per annum on October 1, 2005.

        We have granted to certain investors rights of first refusal and exchange rights which would be triggered upon future financings.

        In connection with our 2003 financings, we granted rights of first refusal and exchange rights which would generally be triggered upon future financings we may seek to consummate. The right of first refusal allows investors to purchase future securities issued by us for a period of time following the initial closing of their financing. The exchange rights allow the investors to exchange any securities held by them into future securities that we may issue at the liquidation preference of the exchanged security. Each of these factors may adversely affect our ability to raise additional funds from third parties on terms acceptable to us, or at all.

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

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have a material effect on our financial position or results of operations.

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

        In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities at the end of the first interim or annual period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We are currently evaluating the impact of FIN 46 on its financial statements and related disclosures but do not expect that there will be any material impact.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, an amendment to FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial reporting. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 and it did not have a material effect on our financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. SFAS No. 149 will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. This statement is applicable to existing contracts and new contracts entered into after June 30, 2003 if those contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The adoption of SFAS No. 149 did not have a material effect on our results of operations or financial condition.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have a material effect on our results of operations or financial condition.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The following discussion about our market risks disclosures involves forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

        We are exposed to market risk from changes in interest rates primarily through our financing activities. At September 30, 2003 we had a balance on our line of credit of $1.8 million. Prior to amending our loan agreement with the Bank in December 2003, interest on the outstanding borrowings accrued at a rate equal to the greater of 4.75% or the prime rate, plus 4.0% per annum. At September 30, 2003, this rate was 8.00%. Each 1% increase in the prime rate would have resulted in an annual interest expense increase of approximately $18,000 based on the amount outstanding under this facility at September 30, 2003. As noted above, in December 2003 we amended our loan agreement with the Bank. Interest on outstanding balances on the Amended Loan accrues at a rate equal to the Bank's prime rate of interest plus 1.5% per annum. The interest rate increases to the Bank's prime rate plus 3.0% per annum if we fail to meet certain financial ratios. Our ability to carry out our business plan or our ability to finance future working capital requirements may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.

Foreign Currency Risk

        Nearly all of our sales outside the United States are priced in US dollars. If the US Dollar strengthens versus local currencies, it may result in our products becoming more expensive in foreign markets. In addition, approximately 15-20% of our costs are incurred in foreign currencies, especially the Canadian dollar. If the US Dollar weakens versus these local currencies, it may result in an increase in our cost structure.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
SatCon Technology Corporation:

        We have audited the accompanying consolidated balance sheets of SatCon Technology Corporation and its subsidiaries (the Company) (a Delaware corporation) as of September 30, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of SatCon Technology Corporation and its subsidiaries as of September 30, 2001 and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated December 4, 2001.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SatCon Technology Corporation and its subsidiaries as of September 30, 2003 and 2002 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, during the fiscal year ended September 30, 2003, the Company incurred a net loss of $31,481,162 and used $7,291,681 in its operating activities. In addition, the Company has historically incurred losses and used cash, rather than provided cash, from operations. The Company currently has a line of credit agreement which expires on December 9, 2004. The line of credit contains certain restrictive covenants. The Company needs to achieve quarterly revenues at levels it has not achieved in the recent past in order to reach an estimated breakeven cash run rate and to remain in compliance with certain covenants in the line of credit agreement. These factors, among others, as discussed in Note B to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed above, the consolidated financial statements of the Company as of September 30, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note C, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which was adopted by the Company as of October 1, 2001. Our audit procedures with respect to the disclosures in Note C of the consolidated financial statements for the fiscal year ended September 30, 2001 included (i) agreeing the previously reported net loss attributable to common stockholders before cumulative effect of changes in accounting principles ("net loss") to the previously issued consolidated financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that are no longer being amortized to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related loss per weighted average share amounts. In our opinion, the disclosures in the financial statements for the fiscal year ended September 30, 2001 in Note C related to the transitional disclosures of SFAS No. 142 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the Company's consolidated financial statements for the fiscal year ended September 30, 2001 other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Company's consolidated financial statements for the fiscal year ended September 30, 2001 taken as a whole.

                      /S/ GRANT THORNTON LLP

Boston, Massachusetts
December 22, 2003

        Provided below, pursuant to Rule 2-02(e) of Regulation S-X, is a copy of the accountants report issued by Arthur Andersen LLP, our former independent public accountants, in connection with the filing of our Annual Report of Form 10-K for the fiscal year ended September 30, 2001. This audit report has not been reissued by Arthur Andersen in connection with the filing of this Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Note that the previously issued Arthur Andersen report includes references to certain fiscal years which are not required to be presented in the accompanying consolidated financial statements as of and for the fiscal year ended September 30, 2003. We are unable to obtain a reissued accountants report from Arthur Andersen, and we will be unable to obtain future accountants reports from Arthur Andersen, because Arthur Andersen has discontinued its auditing practice. This means that we will also be unable to obtain consents to incorporate any financial statements audited by Arthur Andersen into registration statements that we may file in the future or that we may have previously filed. Accordingly, investors will not be able to sue Arthur Andersen pursuant to Section 11(a)(4) of the Securities Act with respect to any such registration statements and, therefore, ultimate recovery on a successful claim may be limited. The ability of investors to recover from Arthur Andersen may also be limited as a result of Arthur Andersen's financial condition or other matters resulting from the various civil and criminal lawsuits against that firm.

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

                      /S/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
December 4, 2001

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$728,415	$2,051,839
Restricted cash and cash equivalents	506,776	68,467
Accounts receivable, net of allowance of $937,030 and $898,322 at September 30, 2003 and 2002, respectively	5,498,998	7,227,006
Unbilled contract costs and fees	802,804	1,607,244
Funded research and development expenses in excess of billings	150,411	—
Inventory	5,802,120	10,246,022
Prepaid expenses and other current assets	726,357	988,040

Total current assets	14,215,881	22,188,618
Investment in Beacon Power Corporation	—	800,005
Warrants to purchase common stock	97,490	15,988
Property and equipment, net	6,927,411	9,239,363
Goodwill, net	704,362	6,234,653
Intangibles, net	2,918,188	3,729,483
Other long-term assets	118,610	152,015

Total assets	$24,981,942	$42,360,125

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank line of credit	$1,801,869	$—
Current portion of long-term debt	271,090	266,808
Accounts payable	5,967,651	5,877,805
Accrued payroll and payroll related expenses	1,340,244	1,669,372
Other accrued expenses	2,917,176	1,622,180
Accrued contract losses	387,778	150,000
Deferred revenue	2,447,054	638,769
Accrued restructuring costs	495,612	992,496

Total current liabilities	15,628,474	11,217,430
Redeemable convertible Series A preferred stock (132.7 shares issued and outstanding; face value: $12,500 per share; liquidation preference: 150%)	1,658,750	—
Convertible subordinated debentures (Face value: $762,500; liquidation preference: 150%)	762,500	—
Long-term debt, net of current portion	501,590	772,679
Other long-term liabilities	268,482	444,406
Commitments and contingencies (Note L)
Stockholders' equity:
Common stock; $0.01 par value, 50,000,000 shares authorized; 21,023,200 and 16,741,646 shares issued and outstanding at September 30, 2003 and 2002, respectively	210,232	167,416
Additional paid-in capital	122,792,791	115,800,692
Accumulated deficit	(116,701,523)	(85,220,361)
Accumulated other comprehensive loss	(139,354)	(822,137)

Total stockholders' equity	6,162,146	29,925,610

Total liabilities and stockholders' equity	$24,981,942	$42,360,125

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended September 30,
	2003	2002	2001
Revenue:
Product revenue	$21,648,596	$30,798,655	$30,779,861
Funded research and development and other revenue	5,281,607	10,831,004	10,904,375

Total revenue	26,930,203	41,629,659	41,684,236

Operating costs and expenses:
Cost of product revenue	26,018,835	29,644,267	27,827,909
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	5,038,174	7,176,806	7,445,625
Unfunded research and development expenses	1,492,001	5,850,405	6,228,901

Total research and development and other revenue expenses	6,530,175	13,027,211	13,674,526
Selling, general and administrative expenses	13,563,967	15,850,332	13,593,197
Write-off of public offering costs	—	—	1,420,627
Amortization of goodwill	—	—	638,864
Amortization of intangibles	504,712	588,661	723,501
Restructuring costs	—	1,500,000	—
Write-off of impaired long-lived assets	700,000	—	—
Write-off of impaired goodwill and intangible assets	5,751,082	—	—

Total operating costs and expenses	53,068,771	60,610,471	57,878,624

Operating loss	(26,138,568)	(18,980,812)	(16,194,388)
Net realized gain on sale of marketable securities	—	16,956	—
Net unrealized gain (loss) on warrants to purchase common stock	81,501	(518,676)	(1,480,190)
Unrealized loss on series B warrants	(1,878,930)	—	—
Write-down of investment in Beacon Power Corporation common stock	(541,885)	(1,400,000)	—
Realized gain from sale of Beacon Power Corporation common stock	898,637	—	—
Other income (loss)	70,703	(10,000)	—
Interest income	5,375	291,679	688,593
Interest expense	(3,977,995)	(159,745)	(104,994)

Net loss before equity loss from Beacon Power Corporation and cumulative effect of changes in accounting principles	(31,481,162)	(20,760,598)	(17,090,979)
Equity loss from Beacon Power Corporation	—	—	(5,065,034)

Net loss before cumulative effect of changes in accounting principles	(31,481,162)	(20,760,598)	(22,156,013)
Cumulative effect of changes in accounting principles	—	—	(167,612)

Net loss	(31,481,162)	(20,760,598)	(22,323,625)

Cumulative effect of change in accounting principle	—	—	(1,940,798)

Net loss attributable to common stockholders	$(31,481,162)	$(20,760,598)	$(24,264,423)

Net loss before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(1.72)	$(1.25)	$(1.51)
Cumulative effect of changes in accounting principles per weighted average share, basic and diluted	—	—	(0.14)

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(1.72)	$(1.25)	$(1.65)

Weighted average number of common shares, basic and diluted	18,257,512	16,596,814	14,665,683

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
For the Fiscal Years Ended September 30, 2003, 2002 and 2001

					Accumulated Other Comprehensive Loss
	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Unrealized Gain/ (Loss) on Marketable Securities	Unrealized Gain/ (Loss) on Beacon Power Corporation	Valuation Adjustment for MTI warrants	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance, September 30, 2000	13,841,185	$138,412	$72,498,540	$(40,195,340)	—	—	$(1,021,725)	$(51,778)	$(1,073,503)
Net loss	—	—	—	(22,323,625)	—	—	—	—
Exercise of common stock options	88,484	885	676,192	—	—	—	—	—	—
Exercise of common stock warrants, net of issuance costs of $230,580	777,000	7,770	6,321,750	—	—	—	—	—	—
Termination of contingent put right granted to Class D preferred stockholders of Beacon Power Corporation	—	—	5,831,879	—	—	—	—	—	—
Net gain on investment in Beacon Power Corporation	—	—	10,779,224	—	—	—	—	—	—
Distribution of Beacon Power Corporation common stock	—	—	(2,963,240)	—	—	—	—	—	—
Cumulative effect of accounting change for Mechanical Technology Incorporated warrants	—	—	—	—	—	—	1,021,725	—	1,021,725
Reclassification of common stock warrants from equity to liability	—	—	(1,505,421)	—	—	—	—	—	—
Common stock issued in connection with settlement agreement	12,500	125	162,375	—	—	—	—	—	—
Retirement of treasury shares	(44,500)	(445)	(249,259)	—	—	—	—	—	—
Sale of common stock, net of offering costs of $671,679	1,464,928	14,649	17,075,924	—	—	—	—	—	—
Common stock issued in connection with Inverpower Controls Ltd. acquisition	400,000	4,000	3,913,600	—	—	—	—	—	—
Cumulative effect of accounting change to record beneficial conversion feature of redeemable preferred stock	—	—	1,940,798	(1,940,798)	—	—	—	—	—
Record charge for acceleration of stock option vesting schedule	—	—	111,250	—	—	—	—	—	—
Change in unrealized gain on marketable securities	—	—	—	—	26,367	—	—	—	26,367
Change in unrealized gain on Beacon Power Corporation common stock	—	—	—	—	—	4,364,035	—	—	4,364,035
Foreign currency translation adjustment	—	—	—	—	—	—	—	(126,799)	(126,799)

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
For the Fiscal Years Ended September 30, 2003, 2002 and 2001

					Accumulated Other Comprehensive Loss
	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Unrealized Gain/ (Loss) on Marketable Securities	Unrealized Gain/ (Loss) on Beacon Power Corporation	Valuation Adjustment for MTI warrants	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Comprehensive loss
Balance, September 30, 2001	16,539,597	$165,396	$114,593,612	$(64,459,763)	$26,367	$4,364,035	—	$(178,577)	$4,211,825
Net loss	—	—	—	(20,760,598)	—	—	—	—	—
Change in unrealized gain on marketable securities	—	—	—	—	(26,367)	—	—	—	(26,367)
Change in unrealized gain (loss) on Beacon Power Corporation common stock	—	—	—	—	—	(6,352,979)	—	—	(6,352,979)
Other than temporary write-down of investment in Beacon Power Corporation common stock	—	—	—	—	—	1,400,000	—	—	1,400,000
Reclassification of common stock warrants from liability to equity	—	—	192,448	—	—	—	—	—	—
Stock-based compensation related to options to purchase common stock to consultants	—	—	49,741	—	—	—	—	—	—
Issuance of common stock to 401(k) Plan	202,049	2,020	421,071	—	—	—	—	—	—
Issuance of warrants to purchase common stock	—	—	510,820	—	—	—	—	—	—
Record charge for acceleration of stock option vesting schedule	—	—	33,000	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(54,616)	(54,616)

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
For the Fiscal Years Ended September 30, 2003, 2002 and 2001

					Accumulated Other Comprehensive Loss
	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Unrealized Gain/ (Loss) on Marketable Securities	Unrealized Gain/ (Loss) on Beacon Power Corporation	Valuation Adjustment for MTI warrants	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Comprehensive loss
Balance, September 30, 2002	16,741,646	$167,416	$115,800,692	$(85,220,361)	$—	$(588,944)	—	$(233,193)	$(822,137)
Net loss	—	—	—	(31,481,162)	—	—	—	—	—
Change in unrealized gain (loss) on Beacon Power Corporation common stock	—	—	—	—	—	47,059	—	—	47,059
Other than temporary write-down of investment in Beacon Power Corporation common stock	—	—	—	—	—	541,885	—	—	541,885
Issuance of common stock to 401(k) Plan	802,095	8,021	741,551	—	—	—	—	—	—
Issuance of warrants to purchase common stock	—	—	286,107	—	—	—	—	—	—
Issuance of common stock in connection with exercise of Series A warrants	1,563,549	15,635	(9,085)	—	—	—	—	—	—
Issuance of common stock in connection with exercise of warrants to purchase common stock	223,602	2,236	(1,017)	—	—	—	—	—	—
Issuance of common stock in lieu of first year dividend on Series A preferred stock	362,168	3,622	321,967	—	—	—	—	—	—
Issuance of warrants to Series A preferred stockholders	—	—	859,635	—	—	—	—	—	—
To record beneficial conversion feature of Series A preferred stock	—	—	760,702	—	—	—	—	—	—
Issuance of warrants to H.C. Wainwright & Co., Inc. in connection with issuance of Series A preferred stock and convertible subordinated debentures	—	—	267,147	—	—	—	—	—	—
Issuance of common stock in connection with exercise of options to purchase common stock	28,750	288	18,115	—	—	—	—	—	—
Issuance of warrants to convertible subordinated debentures holders	—	—	257,798	—	—	—	—	—	—
To record beneficial conversion feature of convertible subordinated debentures	—	—	30,332	—	—	—	—	—	—
Issuance of common stock in lieu of first year interest on the convertible subordinated debentures	90,390	904	78,277	—	—	—	—	—	—
Issuance of common stock upon conversion of Series A preferred stock	1,211,000	12,110	1,501,640	—	—	—	—	—	—
Mark-to-market Series B warrants	—	—	1,878,930	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	93,839	93,839

Comprehensive loss
Balance, September 30, 2003	21,023,200	$210,232	$122,792,791	$(116,701,523)	—	—	—	$(139,354)	$(139,354)

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS (Continued)
For the Fiscal Years Ended September 30, 2003, 2002 and 2001

	Treasury Shares	Treasury Stock	Total Stockholders' Equity	Comprehensive Loss
Balance, September 30, 2000	44,500	$(249,704)	$31,118,405
Net loss	—	—	(22,323,625)	$(22,323,625)
Exercise of common stock options	—	—	677,077	—
Exercise of common stock warrants, net of issuance costs of $230,580	—	—	6,329,520	—
Termination of contingent put right granted to Class D preferred stockholders of Beacon Power Corporation	—	—	5,831,879	—
Net gain on investment in Beacon Power Corporation	—	—	10,779,224	—
Distribution of Beacon Power Corporation common stock	—	—	(2,963,240)	—
Cumulative effect of accounting change for Mechanical Technology Incorporated warrants	—	—	1,021,725	—
Reclassification of common stock warrants from equity to liability	—	—	(1,505,421)	—
Common stock issued in connection with settlement agreement	—	—	162,500	—
Retirement of treasury shares	(44,500)	249,704	—	—
Sale of common stock, net of offering costs of $671,679	—	—	17,090,573	—
Common stock issued in connection with Inverpower Controls Ltd. acquisition	—	—	3,917,600	—
Cumulative effect of accounting change to record beneficial conversion feature of redeemable preferred stock	—	—	—	—
Record charge for acceleration of stock option vesting schedule	—	—	111,250	—
Change in unrealized gain on marketable securities	—	—	26,367	26,367
Change in unrealized gain on Beacon Power Corporation common stock	—	—	4,364,035	4,364,035
Foreign currency translation adjustment	—	—	(126,799)	(126,799)

Comprehensive loss				$(18,060,022)

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS (Continued)
For the Fiscal Years Ended September 30, 2003, 2002 and 2001

	Treasury Shares	Treasury Stock	Total Stockholders' Equity	Comprehensive Loss
Balance, September 30, 2001	—	—	$54,511,070
Net loss	—	—	(20,760,598)	$(20,760,598)
Change in unrealized gain on marketable securities	—	—	(26,367)	(26,367)
Change in unrealized gain (loss) on Beacon Power Corporation common stock	—	—	(6,352,979)	(6,352,979)
Other than temporary write-down of investment in Beacon Power Corporation common stock	—	—	1,400,000	1,400,000
Reclassification of common stock warrants from liability to equity	—	—	192,448	—
Stock-based compensation related to options to purchase common stock to consultants	—	—	49,741	—
Issuance of common stock to 401(k) Plan	—	—	423,091	—
Issuance of warrants to purchase common stock	—	—	510,820	—
Record charge for acceleration of stock option vesting schedule	—	—	33,000	—
Foreign currency translation adjustment	—	—	(54,616)	(54,616)

Comprehensive loss				$(25,794,560)

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS (Continued)
For the Fiscal Years Ended September 30, 2003, 2002 and 2001

	Treasury Shares	Treasury Stock	Total Stockholders' Equity	Comprehensive Loss
Balance, September 30, 2002	—	—	$29,925,610
Net loss	—	—	(31,481,162)	$(31,481,162)
Change in unrealized gain (loss) on Beacon Power Corporation common stock	—	—	47,059	47,059
Other than temporary write-down of investment in Beacon Power Corporation common stock	—	—	541,885	541,885
Issuance of common stock to 401(k) Plan	—	—	749,572	—
Issuance of warrants to purchase common stock	—	—	286,107	—
Issuance of common stock in connection with exercise of Series A warrants	—	—	6,550	—
Issuance of common stock in connection with exercise of warrants to purchase common stock	—	—	1,219	—
Issuance of common stock in lieu of first year dividend on Series A preferred stock	—	—	325,589	—
Issuance of warrants to Series A preferred stockholders	—	—	859,635	—
To record beneficial conversion feature of Series A preferred stock	—	—	760,702	—
Issuance of warrants to H.C. Wainwright & Co., Inc. in connection with the issuance of the Series A preferred stock and convertible subordinated debentures	—	—	267,147	—
Issuance of common stock in connection with exercise of options to purchase common stock	—	—	18,403	—
Issuance of warrants to convertible subordinated debentures holders	—	—	257,798	—
To record beneficial conversion feature of convertible subordinated debentures	—	—	30,332	—
Issuance of common stock in lieu of first year interest on the convertible subordinated debentures	—	—	79,181	—
Issuance of common stock upon conversion of Series A preferred stock	—	—	1,513,750	—
Mark-to-market Series B warrants	—	—	1,878,930	—
Foreign currency translation adjustment	—	—	93,839	93,839

Comprehensive loss				$(30,798,379)

Balance, September 30, 2003	—	—	$6,162,146

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended September 30,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(31,481,162)	$(20,760,598)	$(22,323,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,338,587	2,270,704	2,514,102
Provision for uncollectible accounts	236,749	287,630	540,975
Provision for excess and obsolete inventory	3,170,153	2,598,190	1,153,564
Accrued losses on inventory purchase commitments	737,942	—	—
Equity method loss from Beacon Power Corporation	—	—	5,065,034
Net realized gain on sale of marketable securities	—	(16,956)	—
Net unrealized (gain) loss on warrants to purchase common stock	(81,501)	560,927	1,480,190
Unrealized loss on Series B warrants	1,878,930	—	—
Net unrealized gain on contingent obligation to common stock warrant holders	—	(42,251)	—
Write-off of impaired assets	—	41,194	243,504
Write-off of impaired long-lived assets	700,000	—	—
Write-off of impaired goodwill and intangible assets	5,751,082	—	—
Write-down of investment in Beacon Power Corporation common stock	541,885	1,400,000	—
Compensation expense related to release of stock from escrow, issuance of stock options and warrants to non-employees and issuance of common stock to 401(k) Plan	845,113	538,893	150,000
Non-cash interest expense	3,520,206	—	—
Gain on sale of equipment	(55,700)	—	—
Gain on sale of Beacon Power Corporation common stock	(898,637)	—	—
Common stock issued in connection with settlement agreement	—	—	162,500
Compensation expense related to acceleration of stock option vesting schedule	—	33,000	111,250
Cumulative effect of changes in accounting principles	—	—	167,612
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,491,259	1,046,983	(1,307,675)
Unbilled contract costs and fees	804,440	(1,029,146)	290,024
Prepaid expenses and other assets	127,334	445,700	(599,238)
Inventory	1,273,749	(1,099,888)	(3,216,367)
Other long-term assets	33,405	67,291	1,082,145
Accounts payable	89,846	(1,542,093)	3,864,325
Accrued expenses and payroll	93,882	308,134	583,606
Accrued contract losses	237,778	75,000	(75,000)
Deferred revenue	1,808,285	(742,271)	(144,076)
Other current liabilities	(455,306)	220,132	(727,431)

Total adjustments	24,189,481	5,421,173	11,339,044

Net cash used in operating activities	(7,291,681)	(15,339,425)	(10,984,581)

Cash flows from investing activities:
Purchases of marketable securities	$—	$—	$(9,845,950)
Sales of marketable securities	—	9,889,273	—
Purchases of property and equipment	(273,943)	(3,068,200)	(2,205,917)
Acquisitions, net of cash acquired	—	—	210,427
Proceeds from sale of equipment	68,450	—	—
Proceeds from sale of Beacon Power Corporation common stock	1,745,701	—	—

Net cash provided by (used in) investing activities	1,540,208	6,821,073	(11,841,440)

Cash flows from financing activities:
Net borrowing under line of credit	1,801,869	—	—
Proceeds from long-term debt	—	—	1,459,750
Repayment of long-term debt	(266,807)	(331,824)	(446,453)
Net proceeds from issuance of common stock	—	—	17,090,573
Net proceeds from issuance of convertible redeemable preferred stock	2,480,225	—	—
Net proceeds from issuance of convertible subordinated debentures	731,060	—	—
Proceeds from exercise of stock options and payment of amounts receivable from exercise of stock options	—	—	677,077
Proceeds from exercise of warrants	26,172	—	6,329,520

Net cash provided by (used in) financing activities	4,772,519	(331,824)	25,110,467

Effect of foreign currency exchange rates on cash and cash equivalents	93,839	(80,983)	(47,305)

Net (decrease) increase in cash and cash equivalents, including restricted cash and cash equivalents	(885,115)	(8,931,159)	2,237,141
Cash and cash equivalents at beginning of year, including restricted cash and cash equivalents	2,120,306	11,051,465	8,814,324

Cash and cash equivalents at end of year, including restricted cash and cash equivalents	$1,235,191	$2,120,306	$11,051,465

        The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003, 2002 AND 2001

A. ORGANIZATION AND BASIS OF PRESENTATION

Organization

        SatCon Technology Corporation (the "Company" or "SatCon") was organized as a Massachusetts corporation in February 1985 and reincorporated in Delaware in 1992. SatCon is developing enabling technologies for the emerging power controls marketplace where power quality and uninterruptible power are important. SatCon designs, develops and manufactures high-efficiency high power electronics and a variety of standard and custom high-performance machines for specific applications. SatCon's power control products convert, store and manage electricity for businesses and consumers, the U.S Government and military that require high-quality, uninterruptible power. SatCon is utilizing its engineering and manufacturing expertise to develop products that it believes will be integral components of distributed power generation and power quality systems. SatCon's specialty motors are typically designed and manufactured for unique customer requirements such as high power-to-size requirements or high efficiency.

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

        All of these acquisitions were accounted for using the purchase method of accounting. In addition, in November 1999, the Company acquired intellectual property, tooling and other assets from Northrop Grumman Corporation and in September 2002, the Company acquired certain intellectual property, equipment and other assets from Sipex Corporation. See Note S.

Basis of Consolidation

        The consolidated financial statements include the accounts of SatCon and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

B. REALIZATION OF ASSETS, RECENT DEVELOPMENTS AND LIQUIDITY

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

        The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each of the past five years. As of September 30, 2003, it had an accumulated deficit of $116,701,523. During the fiscal year ended September 30, 2003, the Company incurred a loss of $31,481,612 and a reduction in its cash and cash equivalents, including restricted cash and cash equivalents, from $2,120,306 to $1,235,191. In addition, the Company's business plan envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past. If, however, the Company is unable to realize its plan, it may not be in compliance with loan covenants which may cause a default, as defined, and may be forced to raise additional funds by selling stock, restructuring its borrowing, selling assets, or taking other actions to conserve its cash position. In addition, the Company's stock is listed on the Nasdaq National Market which requires it to comply with Nasdaq's Maketplace Rules. These rules require that the Company maintains a market value of $50 million or has total assets of $50 million and $50 million of total revenue and that the stock price stays above $1.00, among others. If the Company fails to maintain these rules and the Company' Common Stock is delisted from the Nasdaq National Market, there could be greater difficulty in obtaining financing.

        In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the continued operations of the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

        In October 2003, all of the holders of warrants issued in connection with the February 2003 financing transaction, exercised their warrants to purchase 1,574,000 shares of the Company's Common Stock. These warrants had an initial exercise price of $1.50 but based on the Company not meeting certain financial parameters in its fiscal fourth quarter, the exercise price would have been adjusted to $1.00 upon the filing of the Company's Form 10-K for the fiscal year ended September 30, 2003. The Company offered these warrant holders an opportunity to exercise these warrants at $1.00 per share in October 2003, in exchange for the holders to waive their right to any penalties because the registration statement underlying the securities issued in the February 2003 financing transaction had not been declared effective by the United States Securities and Exchange Commission prior to June 19, 2003. The Company does not expect the effect of the repricing to have a material effect on the results of operations or financial condition of the Company during the fiscal year ended September 30, 2004.

        In October 2003, the holders of the Series A Preferred Stock converted 132.7 shares into 1,327,000 shares of the Company's Common Stock. As a result of this conversion, the Company will record the remaining unamortized balance of the prepaid first year dividends, or $67,976, in October 2003.

        In October 2003, the holders of the convertible subordinated debentures converted $762,500 into 610,000 shares of the Company's common stock. As a result of this conversion, the Company will record the remaining unamortized balance of the prepaid first year interest, or $81,155, in October 2003. Also in October 2003, an additional investment of $70,000 was made by issuing $70,000 of convertible subordinated debentures. The Company also issued 8,298 shares of Common Stock as payment of the first year interest, valued based on the average of the closing bid and ask price of the

Common Stock on the Nasdaq National Market for the five trading days preceding February 18, 2003. These secured convertible subordinated debentures were subsequently converted at a conversion price per share of $1.25 into 56,000 shares of Common Stock. As a result of this conversion, the Company will record all of the interest on these debentures in October 2003. In connection with this transaction, the Company issued warrants to purchase up to 28,000 shares of Common Stock. Warrants which were exercised at a price of $1.00 per share, and warrants to purchase up to 28,000 shares of Common Stock which were exercised for one business day after the date of their issuance and had an exercise price of $0.01 per share.

        On October 31, 2003, the Company completed a $7.7 million equity transaction involving the issuance of 1,535 shares of its Series B Convertible Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"), and warrants to purchase up to 1,228,000 shares of the Company's Common Stock, to accredited investors.

        In connection with the financing, the Company issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock is convertible into a number of shares of Common Stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which is $2.50. The total number of shares of Common Stock issuable upon conversion of the shares of Series B Preferred Stock issued and sold is 3,070,000. The Series B Preferred Stock accrues dividends of 6% per annum, increasing to 8% per annum on October 1, 2005. The dividend for the first six months was paid at closing by issuing 76,054 shares of Common Stock, valued based on the average of the closing bid and ask price of the Common Stock on the Nasdaq National Market for the five trading days preceding October 31, 2003. All further dividends will be paid on a semi-annual basis. Except in certain limited circumstances, the Company may opt to pay these dividends in cash or in shares of Common Stock.

        As part of the financing, the Company also issued warrants to purchase up to 1,228,000 shares of its Common Stock. These warrants are exercisable for a five-year term and have an initial exercise price of $3.32 per share, which represents 110% of the average closing price of the Common Stock for the five trading days preceding October 31, 2003. These warrants are immediately exercisable and expire on October 31, 2008.

        Burnham Hill Partners, LLC, a division of Pali Capital, Inc. ("BHP"), served as placement agent for the transaction. As part of its commission, BHP received a cash placement fee equal to 7% of the gross proceeds received by the Company in connection with the financing. Based on the amount of the financing, this cash placement fee was approximately $540,000 (including reimbursement of out-of-pocket expenses), which was paid from gross proceeds received by the Company. BHP will also receive a cash placement fee of 4% of the aggregate consideration received by the Company in connection with the cash exercise of warrants issued to the investors in the financing, as well as certain warrants issued in the Company's previous financing (which were exercised prior to October 31, 2003). In addition, BHP, or its assigns, received warrants, with an exercise price of $0.01 per share, to purchase an aggregate of 150,430 shares of Common Stock. These warrants are immediately exercisable and expire five years after date of issuance.

        The stock purchase agreement requires the registration statement underlying the common stock being declared effective by the United States Securities and Exchange Commission. Failure to satisfy this contingency might result in a portion or all of the proceeds being returned to the investors. Consequently, the Company has accounted for the proceeds received in November 2003 as a deposit (liability) on the transaction. After the registration statement underlying the common stock is declared effective, the Company will account for the transaction in accordance with EITF 00-27, Application of

Issue No. 98-5 to Certain Convertible Instruments, allocating the net proceeds received based on the relative fair value of the redeemable convertible preferred stock and the warrants issued, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities.

        In November 2003, the Company repaid all outstanding amounts under the line of credit (the "Loan") with Silicon Valley Bank (the "Bank") and the Bank released $375,000 of the $506,776 cash previously restricted. In addition, on December 12, 2003, the Company amended its agreement with the Bank. Under the amended agreement, the Bank will provide the Company with a line of credit of up to $6,250,000 (the "Amended Loan). The Amended Loan is secured by most of the assets of the Company and advances under the Amended Loan are limited to 80% of eligible accounts receivables, which would permit borrowings up to $5,000,000. Interest on outstanding borrowings accrues at a rate equal to the Bank's prime rate of interest plus 1.5% per annum. In addition, the Company will pay to the Bank a collateral handling fee of 2.4% per annum of the average daily outstanding balance. The interest rate increase to the Bank's prime rate plus 3.0% per annum and the collateral handling fee increases to 3.0% per annum if the Company fails to meet certain financial ratios. In addition, the Company has agreed to the following fees: (i) a $23,250 non-refundable facility fee upon the execution of the agreement; (ii) an unused line fee in an amount equal to 0.50% per annum on the difference between $5 million and the average daily principal balance of the loans outstanding during the month; and (iii) an early termination fee of $25,000 if the Company terminates the agreement before June 12, 2004. The Amended Loan contains certain financial covenants relating to net tangible worth, as defined, which the Company must satisfy in order to continue borrowing from the Bank. The Amended Loan matures on December 9, 2004. In connection with the Amended Loan, the Company issued to the Bank a warrant to purchase up to 16,164 shares of its common stock, at an exercise price of $2.32 per share. This warrant is immediately exercisable and expires on December 11, 2010.

        The Company believes that the combination of existing cash on hand after the above transactions, together with the ability to borrow under the Amended Loan will be sufficient to fund its operations through September 30, 2004. This assumes that the Company will achieve its business plan. However, this business plan envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past.

C. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

        The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product passes upon shipment of the product, as the products are typically shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless the Company can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied. The Company provides for a warranty reserve at the time the product revenue is recognized.

        The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as research and development expense as incurred. As of September 30, 2003 and 2002, the Company has accrued $387,778 and $150,000, respectively, for anticipated contract losses on commercial contracts.

        Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in research and development and other revenue expenses.

        Deferred revenue consists of payments received from customers in advance of services performed, product shipped or installation completed.

Cash and Cash Equivalents

        Cash and cash equivalents include demand deposits and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At September 30, 2003 and 2002, the Company has restricted cash of $506,776 and $68,467, respectively. These amounts represent collateral for outstanding line of credit, letters of credit and credit card purchases.

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

Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the asset's estimated useful life. The estimated useful lives of property and equipment are as follows:

Estimated Lives
Machinery and equipment	3-10 years
Furniture and fixtures	7-10 years
Computer software	3 years
Leasehold improvements	Lesser of the remaining life of the lease or the useful life of the improvement

        When assets are retired or otherwise disposed of, the cost and related depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in other income (loss).

Long-lived Assets

        Effective October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This statement affects the Company's treatment of goodwill and other intangible assets. The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease.

        The Company performs a goodwill impairment test as of the beginning of its fiscal fourth quarter, as required by SFAS No. 142 on an annual basis. The Company determines the fair value of each of the reporting units based on a discounted cash flow income approach.

        During the fiscal second quarter ended March 29, 2003, the Company experienced a significant adverse change in the business climate, in particular, significant reductions in revenues and cash flows. This, coupled with its liquidity issues, required the Company to consider selling assets unrelated to its engineering and manufacturing expertise in electromechanical systems. The assets and product lines the Company considered selling included its Ling test and measurement vibration system business, its patented smart predictive line control technology utilized by the electric arc steel manufacturing industry and patents acquired from Northrop Grumman related to the hybrid electric vehicles. Based on these conditions, the Company performed an impairment test on an interim basis. The Company determined the fair value of each of the reporting units based on a discounted cash flow income approach. This analysis was largely based upon historical data. Based on the results of the first step of the goodwill impairment test, the Company determined that the fair value of the Applied Technology and Electronics reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of March 29, 2003. As a result, the second step of the goodwill impairment test was not required. The Company will continue to perform a goodwill impairment test for these reporting units on an annual basis and on an interim basis, if certain conditions exist. Based on the results of the first step of the interim goodwill impairment test, the Company determined that the fair value of the Power Systems reporting unit does not exceed its carrying amount. The fair value was determined to approximate the fair value of the net tangible assets. The second step of the impairment test required the Company to write off the unamortized balance of the goodwill and intangible assets of the Power Systems reporting unit as of March 29, 2003 of $5,751,082.

        The Company performed its annual goodwill impairment test as of the beginning of its fiscal fourth quarter 2003. The Company again determined the fair value of each of the Applied Technology and Electronics reporting units based on a discounted cash flow income approach. Based on the results of the first step of the annual goodwill impairment test, the Company determined that the fair value of these reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of the beginning of its fiscal fourth quarter 2003. As a result, the second step of the annual goodwill impairment test was not required. The Company will continue to perform a goodwill impairment test on the Applied Technology and Electronics reporting units on an annual basis and on an interim basis, if certain conditions exist.

        The Company did not record expense related to the amortization of goodwill during the fiscal year ended September 30, 2003 and 2002. The Company recorded expense related to the amortization of goodwill of $638,864 during the fiscal year ended September 30, 2001. The Company has determined that all of its intangible assets have finite lives and, therefore, the Company has continued to amortize its intangible assets. The Company recorded expense related to the amortization of its intangible assets of $590,505, $618,118 and $674,732 during the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

        Goodwill by reporting segment consists of the following:

	September 30,
Reporting Unit
	2003	2002
Applied Technology	$123,714	$123,714
Power Systems	—	5,530,291
Electronics	580,648	580,648

	$704,362	$6,234,653

        Intangible assets consist of the following:

			As of September 30, 2003		As of September 30, 2002
Reporting Unit	Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Applied Technology	Patents	15-20	$755,748	$213,609	$755,748	$114,270
Applied Technology	Completed Technology	10	3,142,882	1,217,867	3,142,882	903,578
Applied Technology	Favorable Lease	5	36,999	28,674	36,999	21,275
Applied Technology	Transition Service Agreement	3	101,542	101,542	101,542	97,311
Power Systems	Customer List	5	—	—	125,000	93,750
Power Systems	Drawings and Documentation	5	—	—	194,250	156,250
Power Systems	Completed Technology	5	—	—	260,000	68,213
Electronics	Customer List	10	250,000	161,458	250,000	136,458
Electronics	Drawings and Documentation	10	300,000	193,750	300,000	163,750
Electronics	Design and Manufacturing Cert.	10	700,000	452,083	700,000	382,083

			$5,287,171	$2,368,983	$5,866,421	$2,136,938

        The estimated remaining amortization expense for each of the five succeeding fiscal years:

Fiscal Years ended September 30,
2004	$546,688
2005	540,213
2006	539,288
2007	481,997
2008	414,288

        The following table reconciles the Company's net loss and per weighted average share amounts before the cumulative effect of changes in accounting principles to net loss and per weighted average share amounts adjusted for the amortization of goodwill.

	For the Fiscal Years Ended September 30,
	2003	2002	2001
Net loss attributable to common stockholders before cumulative effect of changes in accounting principles	$(31,481,162)	$(20,760,598)	$(22,156,013)
Amortization of goodwill	—	—	638,864

Adjusted net loss attributable to common stockholders before cumulative effect of changes in accounting principles	$(31,481,162)	$(20,760,598)	$(21,517,149)

Net loss before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(1.72)	$(1.25)	$(1.51)

Amortization of goodwill	—	—	0.04

Adjusted net loss before cumulative effect of changes in accounting principles	$(1.72)	$(1.25)	$(1.47)

Foreign Currency Translation

        The functional currency of the Company's foreign subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders' equity (deficit) is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions are reflected in the loss from operations and were not significant during the fiscal years ended September 30, 2003, 2002 and 2001.

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

Use of Estimates

        The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period reported. Actual results could differ from these estimates.

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

Stock-based Compensation

        SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and has elected the disclosure-only alternative under SFAS No. 123. The Company records the fair value as determined using the Black-Scholes option-pricing model of stock options and warrants granted to non-employees in exchange for services in accordance with Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and is amortized ratably over the period the service is performed in the consolidated statement of operations.

        During 2001, the Company accelerated the vesting schedule of a stock option award in connection with an employee termination and recorded a charge of $111,250 to selling, general and administrative expenses, based on the intrinsic value of the stock options. No other stock based employee compensation costs are included in the determination of net loss for all periods presented.

        Had compensation cost for the Company's stock-based compensation been determined based on fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss and loss per share for the fiscal years ended September 30, 2003, 2002 and 2001 would have been increased to the pro forma amounts indicated below:

	2003 Net Loss Attributable To Common Stockholders	Loss Per Common Share	2002 Net Loss Attributable To Common Stockholders	Loss Per Common Share	2001 Net Loss Attributable To Common Stockholders	Loss Per Common Share
As reported	$(31,481,162)	$(1.72)	$(20,760,598)	$(1.25)	$(24,264,423)	$(1.65)
Stock based employee compensation expense	(4,245,380)	(0.23)	(4,894,282)	(0.30)	(4,993,120)	(0.34)

Pro forma	$(35,726,542)	$(1.95)	$(25,654,880)	$(1.55)	$(29,257,543)	$(1.99)

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

        The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life of seven years, expected volatility ranging from 93.8% to 107.3%, no dividends, and risk-free interest rate of 4.00% for the fiscal year ended September 30, 2003; an expected life of seven years, expected volatility ranging from 86.0% to 114.4%, no dividends, and risk-free interest rate ranging from 4.00% to 4.50% for the fiscal year ended September 30, 2002; and an expected life of seven years, expected volatility ranging from 96.6% to 125.0%, no dividends, and risk-free interest rate ranging from 4.50% to 5.87% for the fiscal year ended September 30, 2001. The weighted average price of the fair value of options granted for the fiscal years ended September 30, 2003, 2002 and 2001 are $0.58, $3.62 and $9.64, respectively.

  Net Loss per Basic and Diluted Common Share

        The Company reports net loss per basic and diluted common share in accordance with SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Concentration of Credit Risk

        Financial instruments that subject the Company to concentrations of credit risk principally consist of cash equivalents, trade accounts receivable and unbilled contract costs.

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

        The Company deposits its cash and invests in short-term investments primarily through a national commercial bank. Credit exposure to any one entity is limited by Company policy.

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

Fair Value of Financial Instruments

        The Company's financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable, debt instruments and Series A preferred stock. The estimated fair values of these financial instruments approximate their carrying values at September 30, 2003 and 2002. The estimated fair values have been determined through information obtained from market sources and management estimates.

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

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position or results of operations.

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

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit and disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

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

        In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities at the end of the first interim or annual period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of FIN 46 on its financial statements and related disclosures but does not expect that there will be any material impact.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, an amendment to FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial reporting. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 and did not have a material effect on its financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. SFAS No. 149 will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. This statement will be applicable to existing contracts and new contracts entered into after June 30, 2003 if those contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The adoption of SFAS No. 149 did not have a material effect on the Company's results of operations or financial condition.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have a material effect on the Company's results of operations or financial condition.

E. UNBILLED CONTRACT COSTS AND FEES AND FUNDED RESEARCH AND DEVELOPMENT COSTS IN EXCESS OF BILLINGS

        Unbilled contract costs and fees represent revenue recognized in excess of amounts billed due to contractual provisions.

        Funded research and development costs in excess of billings represent costs deferred costs that have not yet been recognized as revenue and billed to the customer.

F. INVENTORY

        Inventory includes material, labor and overhead and consisted of the following:

	September 30,
	2003	2002
Raw material	$1,316,910	$6,251,301
Work-in-process	2,488,556	3,216,982
Finished goods	1,996,654	777,739

	$5,802,120	$10,246,022

        The provision for excess and obsolete inventory for the fiscal years ended September 30, 2003, 2002 and 2001 was $3,008,095, $2,598,190 and $1,153,564, respectively. The fourth quarter of the fiscal year ended September 30, 2002 includes a provision of $1,290,190 for excess and obsolete inventory compared with $153,165 during the fourth quarter of the fiscal year ended September 30, 2001. The fourth quarter of 2002 provision includes approximately $800,000 for inventory related to residential fuel cell and battery UPS products. Based on the Company's strategic business plan to focus its efforts on its rotary UPS systems, the Company deemed it appropriate during the fourth quarter to establish these reserves.

        At the end of June 2003, the Company was actively engaged in selling its Shaker product line, and was pursuing a strategy which it hoped would lead to a strategic alliance with a larger company in the power business. During the process of considering various options, the Company concluded that both its Shaker and UPS system inventories were overvalued based on the June 2003 plan. The Company analyzed the situation and recorded an increase to its valuation reserve of $1,962,058 as of June 28, 2003. Late in calendar year 2003, the Company decided to retain its Shaker product line. In light of the plan to retain the Shaker product line, the Company has not reversed the valuation reserves it established in June 2003. In addition, as of June 28, 2003 the Company accrued a $737,942 loss for purchase commitments associated with these products. As of September 30, 2003, the amount accrued for purchase commitments was $613,151.

G. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

	September 30,
	2003	2002
Machinery and equipment	$9,898,653	$10,130,300
Furniture and fixtures	512,361	517,092
Computer software	1,341,175	1,281,420
Leasehold improvements	2,946,783	3,557,961

	14,698,972	15,486,773
Less: accumulated depreciation and amortization	(7,771,561)	(6,247,410)

	$6,927,411	$9,239,363

        Depreciation and amortization expense relating to property and equipment for the fiscal years ended September 30, 2003, 2002 and 2001 was $1,748,083, $1,652,500 and $1,233,273, respectively.

        As of September 30, 2003 and 2002, there was $1,810,503 of property under capital leases included in machinery and equipment, respectively. Of these capital leases, $1,459,750 relates to asset purchases made during the fiscal year ended September 30, 2000 for which the Company entered into a sale-leaseback transaction during the fiscal year ended September 30, 2001. As of September 30, 2003 and 2002, there was $29,910 of property under capital leases that were included in computer software.

        As of September 30, 2003 and 2002, accumulated depreciation and amortization included $510,964 and $329,915, respectively, associated with these capital leases.

        During the fiscal year ended September 30, 2001, the Company consolidated its Electronics manufacturing facilities, and as a result, had written-off the net book value of the leasehold improvements of the vacated premise of $32,767, which has been included in cost of product revenue.

        During the three months ended June 28, 2003, the Company decided to streamline its operations. The Company decided to reduce its UPS system sales, marketing and development effort and planned to form a strategic alliance with a larger company. Based on a cash flow forecast of the operations of the Worcester facility over the next seven years—representing the current lease and the Company's 5 year option to extend—the Company does not expect to recoup the value of its long-lived assets. These assets, before write-down, approximate $3.2 million and were comprised primarily of leasehold improvements made within the last few years. Given this situation, the Company performed a fair market analysis of these assets and determined that a $700,000 charge was required in the quarter ending June 28, 2003 representing an impairment of the long-lived asset.

H. INVESTMENT IN BEACON POWER CORPORATION

        During substantially all of the fiscal year ended September 30, 2001, the Company accounted for its investment in Beacon Power Corporation ("Beacon Power") under the equity method of accounting. During the fiscal year ended September 30, 2001, the Company recorded $5,065,034 of losses from Beacon Power, representing the Company's share of losses up to the extent of committed capital.

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

        On September 28, 2001, the Company distributed 5,000,000 shares of Beacon Power common stock to its stockholders. Upon the distribution of the 5,000,000 shares, the Company recorded the distribution of the 5,000,000 shares as a reduction of additional paid-in-capital based on the book value per share prior to the distribution, or $0.59 per share. After the distribution, the Company owned approximately 11.0% of Beacon Power's outstanding voting stock. Additionally, the Company had determined that it did not have the ability to exercise significant influence over the operating and financial policies of Beacon Power and, therefore, accounted for its investment in Beacon Power using the fair value method as set forth in SFAS No. 115, Accounting for Certain Debt and Equity Securities. The Company was no longer required to record its share of any losses from Beacon Power and the investment was carried at fair value and designated as available for sale and any unrealized holding gains or losses were to be included in stockholders' equity as a component of accumulated other comprehensive income (loss) so long as any unrealized losses were deemed temporary in nature. If the decline in fair value was judged to be other than temporary, the cost basis was to be written down to the fair value as a new cost basis and the amount of the write-down was included in the statement of operations. The new cost basis would not be changed for subsequent recoveries in fair value.

Subsequent increases in the fair value were to be included in stockholders' equity as a component of accumulated other comprehensive income (loss). Subsequent decreases in the fair value, if not an other-than-temporary impairment, also were to be included in stockholders' equity as a component of accumulated other comprehensive income (loss).

        As of September 30, 2002, the quoted fair market value of Beacon Power's common stock held by the Company was $0.17 per share, or $800,005. The Company's historical cost basis in its investment in Beacon Power's common stock was approximately $0.59 per share, or $2,788,949, resulting in an unrealized loss of $1,988,944 as of September 30, 2002. The Company determined that of this $1,988,044, $1,400,000 represented an other than temporary decline based on the extent and length of time the stock has been below its cost basis as well as its assessment of the financial condition and near term prospects of Beacon Power. The Company recorded a charge of $1,400,000 in the statement of operations to realize this portion of the loss. This charge was measured based on the trading value of Beacon Power's common stock during the month of November and early December and was less than the gross unrealized loss due to subsequent recovery of Beacon Power's stock price, as well as the Company's ability and intent to hold the stock for a long enough period of time for it to recover to the new cost basis. After this write-down, the new cost basis of the Beacon Power common stock held by the Company was approximately $0.30 per share and the unrealized loss of the Beacon Power common stock held by the Company was $588,944 as of September 30, 2002.

        As of March 29, 2003, the quoted fair market value of Beacon Power's common stock held by the Company was $0.18 per share, or $847,064. The Company's cost basis in its investment in Beacon Power's common stock was approximately $0.30 per share, or $1,388,949, resulting in an unrealized loss of $541,885 as of March 29, 2003. As of March 29, 2003, the Company believed the difference in the current fair market value and the cost basis of its investment represented an other than temporary decline based upon the Company's ability and intent to hold the stock for a long enough period of time for it to recover. The Company recorded a charge of $541,885 in the statement of operations to realize this loss. After the write-down, the new cost basis of the Beacon Power stock held by the Company was $0.18 per share.

        During June and July 2003, the Company sold all of its 4,705,910 shares of Beacon Power Corporation common stock for proceeds of $1,745,701, net of fees and commissions. As a consequence of the sale of these shares, the Company realized a gain of $898,637 which is included in its results for the fiscal year ending September 30, 2003.

        The following summarizes the Company's investment in Beacon Power Corporation:

	As of September 30, 2003 and for the year then ended		As of September 30, 2002 and for the year then ended
	$	Per Share of Beacon Power Corporation Common Stock	$	Per Share of Beacon Power Corporation Common Stock
Carrying Value	$—	$—	$800,005	$0.17
Cost	$—	$—	$1,388,949	$0.30
Unrealized Loss	$—	$—	$(588,944)	$(0.13)
Realized loss from write-down	$(541,885)	$(0.12)	$(1,400,000)	$(0.30)
Realized gain from sale	$898,637	$0.19	$—	$—

        Additionally, the Company has a warrant to purchase 173,704 shares of Beacon Power's common stock that has an exercise price of $1.25 per share and expires in 2005. The Company accounts for this warrant in accordance with SFAS No. 133 and, therefore, records the warrant at its fair value. As of September 30, 2003 and 2002, the warrant to purchase Beacon Power common stock had a fair value of $90,479 and $14,365, respectively, and is included in warrants to purchase common stock on the accompanying balance sheets.

        Sales to Beacon Power accounted for $0, $226,159 and $242,460 of the Company's total revenue for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

I. LINE OF CREDIT

        On September 13, 2002, the Company entered in a Loan and Security Agreement obtaining a $5 million revolving line of credit with Silicon Valley Bank (the "Bank"). On April 4, 2003, the Company entered into an Amended and Restated Accounts Receivable Financing Agreement (the "Loan") with the Bank, as amended, which amended and restated in its entirety the Loan and Security Agreement. As of September 30, 2003, under the Amended and Restated Accounts Receivable Financing Agreement, the Bank provided the Company with a line of credit of up to $3,125,000. The Loan was secured by most of the assets of the Company and advances under the Loan was limited to 80% of eligible accounts receivables, up to $2,500,000. Interest on outstanding borrowings accrued at a rate equal the greater of (i) 4.75% per annum or (ii) at the Bank's prime rate of interest plus 4%. As of September 30, 2003, the Bank's prime rate was 4%. In addition, the Company paid to the Bank a collateral handling fee of 0.55% per month of the averaged daily outstanding balance, reducing to 0.45% upon the occurrence of certain events. The terms of the Loan required the Company to raise $1.0 million of subordinated debt or equity, or from the sale of certain assets, by October 10, 2003. In addition, the Loan contained certain financial covenants. As of September 30, 2003, the Company was in compliance with the covenants of this agreement. As of September 30, 2003, $1,801,869 was outstanding under this line and the Company had additional borrowing capacity of $698,131. On December 12, 2003, the Company entered into an amendment to this agreement. See Note B.

J. REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK AND CONVERTIBLE SUBORDINATED DEBENTURES

        On February 18, 2003, the Company entered into a financing transaction that totaled approximately $4 million. As part of this transaction, the Company raised approximately $3.2 million of equity capital through the issuance of 253.8 shares of its Series A convertible preferred stock, $0.01 par value per share, ("Series A Preferred Stock") and warrants to purchase up to 2,538,000 shares of its common stock, $0.01 par value per share, from 21 accredited investors. The terms of the transaction also contemplated that an additional $832,500 would be raised through the sale of secured convertible subordinated debentures once a registration statement filed with the United States Securities and Exchange Commission registering all of the underlying equity securities in the financing was declared effective, stockholder approval of the transaction was obtained and certain typical closing documents were provided.

        In connection with the equity portion of the financing, the Company issued shares of Series A Preferred Stock for $12,500 per share. The Series A Preferred Stock was convertible into a number of shares of Common Stock equal to $12,500 divided by the conversion price of the Series A Preferred Stock, which was initially $1.25. The total number of shares of Common Stock initially issuable upon conversion of the shares of Series A Preferred Stock issued and sold was 2,538,000. The Series A Preferred Stock accrued dividends of 10% per annum, increasing to 12% per annum on January 1, 2004. The dividend for the first year was paid at closing by issuing 362,168 shares of Common Stock, valued based on the average of the closing bid and ask price of the Common Stock on the Nasdaq National Market for the five trading days preceding February 18, 2003, or $325,589. The Company has recorded this as prepaid dividend and has amortized the pro-rata share of this dividend (interest expense) through September 30, 2003, or $195,565. In addition, the Company recorded the unamortized portion of the prepaid dividend for any securities converted as of September 30, 2003, or $62,043. All further dividends were to be paid on a quarterly basis. The Company had the right to pay these dividends in cash or in shares of its Common Stock. As of September 30, 2003, 121.1 shares of the Series A Preferred Stock had been converted into 1,211,000 shares of Common Stock. As of September 30, 2003, the amount of the 132.7 shares of Series A Preferred Stock was $1,658,750. See Note B.

        As part of the equity portion of the financing, the Company also issued warrants to purchase up to 2,538,000 shares of Common Stock. Warrants to purchase up to 1,269,000 shares of Common Stock were exercisable for a five-year term and had an initial exercise price of $1.50 per share, and warrants to purchase up to 1,269,000 shares of Common Stock which were exercisedon February 19, 2003 and had an exercise price of $0.01 per share. The Company valued these warrants at $1,851,784, using the Black-Scholes option-pricing model.

        On September 5, 2003, the Company completed the sale of $762,500 secured subordinated convertible debentures as contemplated by this financing transaction. The Company received proceeds of $731,060, net of transaction costs. The subordinated convertible debentures were due and payable on September 5, 2006. The secured convertible subordinated debentures were initially convertible at a conversion price per share of $1.25 into 666,000 shares of Common Stock. The subordinated convertible debentures accrued interest of 10% per annum, increasing to 12% per annum on January 1, 2004. The interest for the first year was paid at closing by issuing 90,390 shares of Common Stock, valued based on the average of the closing bid and ask price of the Common Stock on the Nasdaq National Market for the five trading days preceding September 5, 2003, or $79,181. The Company has recorded this as prepaid interest and has amortized the pro-rata share of the interest September 30, 2003, or $5,432. All further dividends were to be paid on a quarterly basis. The Company had the right to pay these dividends in cash or in shares of its Common Stock. See Note B.

        As part of the debt portion of the financing, the Company issued warrants to purchase up to 610,000 shares of Common Stock. Warrants to purchase up to 305,000 shares of Common Stock were exercisable for a five-year term and had an initial exercise price of $1.50 per share, and warrants to purchase up to 305,000 shares of Common Stock which were exercised on September 5, 2003 and had an exercise price of $0.01 per share. The Company has valued these warrants at $584,347, using the Black-Scholes option-pricing model.

        H.C. Wainwright & Co., Inc. ("HCW") served as the placement agent for this transaction. As part of its commission, on February 18, 2003 HCW received a cash placement fee of $228,275 and a warrant to purchase an aggregate of 163,145 shares of Common Stock at an exercise price of $0.01 per share. This warrant is immediately exercisable and expires on February 18, 2008. The Company has valued this warrant at $142,332, using the Black-Scholes option-pricing model and has treated this as a transaction cost.

        In connection with the debt portion of this financing, HCW was entitled to receive a cash placement fee of $58,275 and an additional warrant from the Company to purchase an aggregate of 42,920 shares of Common Stock at an exercise price of $0.01. The warrant was issued on February 18, 2003 but was not exercisable until the closing of the debt portion of this financing and expires on February 18, 2008. The Company has valued this warrant at $37,444, using the Black-Scholes option-pricing model and has treated this as a transaction cost. In lieu of the cash placement fee, HCW elected to receive a warrant from the Company to purchase an aggregate of 100,148 shares of Common Stock at an exercise price of $0.01 per share. This warrant was issued on February 18, 2003 but was not exercisable until the closing of the debt portion of the financing and will expire on February 18, 2008. The Company has valued this warrant at $87,371, using the Black-Scholes option-pricing model and has treated this as a transaction cost.

        In addition, the Company incurred $494,440 of other expenses, including filing fees with the United States Securities and Exchange Commission, legal fees and expenses, accounting fees and expenses and other miscellaneous expenses. As of September 30, 2003, the Company has paid $266,011 of these expenses.

        The stock purchase agreement contained several contingencies, which were outside the Company's control. These included the approval of third parties and the registration statement underlying the common stock being declared effective by the United States Securities and Exchange Commission. Failure to satisfy these contingencies might have resulted in a portion or all of the proceeds being returned to the investors. The Company's stockholders approved the proposed debenture offering at its annual meeting on April 24, 2003. In addition, the Company filed the required registration statement with the SEC on March 20, 2003 and it was declared effective on August 22, 2003. However, because the Company failed to have this registration become effective on or before June 18, 2003 it was potentially required to pay liquidated damages to each of the investors in the private offering of 3% of the investor's investment in cash for the first month of delay and 1.5% of the investor's investment for each additional month of delay in cash or shares of our common stock, at its option. As of September 30, 2003, the Company had accrued $135,000 for these potential penalties and is included in selling, general and administrative expenses for the year ending September 30, 2003. See Note B. After the resolution of these items outside the Company's control, the Company accounted for the transaction in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible preferred stock, subordinated convertible debentures and the warrants issued to the investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities and the subordinated convertible debentures as follows:

Security	Face Value	Fair Value	Allocation of Proceeds, Net of Transaction Costs	Beneficial Conversion Feature	Discount
Redeemable convertible series A preferred stock	$3,172,500	$3,172,500	$1,472,738	$760,702	$2,460,464
Convertible subordinated debentures	$762,500	$762,500	$353,968	$30,332	$438,864
Warrants issued February 18, 2003 exercisable @ $0.01 per share	—	$1,104,031	$512,513	—	—
Warrants issued February 18, 2003 exercisable @ $1.50 per share	—	$747,753	$347,122	—	—
Warrants issued September 5, 2003 exercisable @ $0.01 per share	—	$317,200	$147,251	—	—
Warrants issued September 5, 2003 exercisable @ $1.50 per share	—	$238,136	$110,547	—	—

        The Company recognized the discount as interest expense through the earliest date of conversion and accordingly, the Company recorded $2,899,328 of additional interest expense during the year ended September 30, 2003.

        At September 30, 2003, maturities of the subordinated convertible debentures were as follows:

Fiscal Year	Principal
2004	$—
2005	—
2006	762,500

$762,500

K. LONG-TERM DEBT

        Long-term debt consists of the following:

	September 30,
	2003	2002
Capital lease obligations	$772,680	$1,039,487
Less: Current portion	(271,090)	(266,808)

	$501,590	$772,679

        At September 30, 2003, maturities of these obligations are as follows:

Fiscal Year	Principal	Interest	Total
2004	$271,090	$70,696	$341,786
2005	190,412	46,044	236,456
2006	311,178	5,584	316,762

	$772,680	$122,324	$895,004

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

L. COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company leases its facilities under various operating leases that expire through October 2010.

        Future minimum annual rentals under lease agreements at September 30, 2003 are as follows:

Fiscal Year
2004	$1,098,665
2005	501,108
2006	262,367
2007	264,000
2008	291,500
Thereafter	612,500

Total (not reduced by minimum sublease rentals of $32,443)	$3,030,140

        Total rental expense including operating expenses and real estate taxes for operating leases amounted to $2,458,841, $2,884,385, and $2,727,286 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

        Certain of the facility leases contain escalation clauses, effective October 1, 1998 and rental expense has been recognized on a straight-line basis over the remaining lease term. At September 30, 2003 and 2002, deferred rent expense amounted to $75,483 and $135,622, respectively.

Letters of Credit

        The Company utilizes a standby letter of credit to satisfy a security deposit requirement. This letter of credit is irrevocable and expires on May 31, 2004. In addition, the Company utilizes a standby letter of credit to satisfy a warranty commitment. This letter of credit is irrevocable and expires on June 25, 2004. Outstanding standby letters of credit as of September 30, 2003 and 2002 were $81,748 and $67,632, respectively. The Company is required to pledge cash as collateral on these outstanding letters of credit. As of September 30, 2003 and 2002, the cash pledged as collateral for these letters of credit was $81,776 and $68,467, respectively, and is included in restricted cash and cash equivalents on the balance sheet.

Line of Credit Fees

        In connection with the Loan, the Company is committed to a termination fee in the amount equal to $100,000. See Note B.

Royalty Agreements

        In connection with the purchase of certain intellectual property, equipment and other assets from Sipex Corporation ("Sipex") on September 27, 2002, Sipex will receive royalty payments between $250,000 and $650,000 from cash receipts from new sales of Sipex products by the Company through September 30, 2005.

Employment Agreements

        The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. As of September 30, 2003, the Company's potential minimum obligation to these employees was approximately $614,000.

Litigation

        From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business.

        In June 2003, the Company was served with a civil action by Framingham Welding & Engineering Corporation ("Framingham Welding") seeking payment in the amount of approximately $225,000 for goods and services allegedly provided by Framingham Welding. The Company has achieved a partial settlement and received a release from Framingham Welding for products and services actually delivered and continues to negotiate with Framingham Welding to resolve the remaining claims. The Company believes that the resolution will be achieved within the first half of fiscal year 2004 and will not materially adversely affect its results of operations or financial condition or net cash flows.

        In July 2003, Donald R. Gililland, Sharon Gililland, Vernon Dunham and Jean Dunham, owners of the real property commonly known as 4890 E. La Palma Avenue, Anaheim, CA 92870 (collectively the "Owners") which facility formerly housed the Company's Ling Electronics division, filed a complaint against the Company for breach of lease with the Orange County Superior Court. The complaint alleges, among other things, failure of the Company to maintain/repair premises. The Owners allege that the correction and repair of the various breaches by the Company of its obligations under the Lease will exceed the sum of $400,000. The Company does not believe that this complaint has merit and intends to vigorously defend against it.

        The Company is not aware of any other current or pending litigation to which the Company is or may be a party that the Company believes could materially adversely affect its results of operations or financial condition or net cash flows.

M. EMPLOYEE BENEFIT PLAN

        The Company offers a 401(k) Employee Benefit Plan (the "Plan"). Under the Plan, any regular employee, as defined by the Plan, who has completed six months of service and has attained the age of 21 years is eligible to participate. Under the terms of the Plan, an employee may defer up to 15% of his or her compensation through contributions to the Plan. During 1999, the Company extended the Plan to its wholly-owned U.S. subsidiaries. During 2002, the Company amended the Plan to, among other things, (1) allow any employee to be eligible to participate on his or her hire date; (2) allow an employee to defer up to 100% of his or her compensation, as limited under IRC Section 402(g), through contributions to the Plan; (3) increase the Company's match to 100% in the Company's Common Stock up to the first 6% of an employee's pay that he or she contributes to the Plan; and (4) make matching contributions in the Company's Common Stock which will be 100% vested. The match contribution will be determined in dollars and converted to shares of the Company's Common Stock using the share price of the last business day of each calendar quarter. The Company recorded matching contributions to the Plan of $659,134, $772,068 and $398,281 during the fiscal years ended September 30, 2003, 2002 and 2001, respectively. During 2003 and 2002, the Company issued 802,095 shares of the Company's Common Stock valued at $749,572 and 202,049 shares of the Company's Common Stock valued at $423,091, respectively, as matching contributions to the Plan. The value of the Common Stock issued as matching contributions is based on the closing price of the Company's Common Stock on the Nasdaq National Market for the last day of the calendar quarter in which the contributions are made.

N. INCOME TAXES

        The provision for income taxes consists of the following:

	Fiscal Years Ended September 30,
	2003	2002	2001
Current payable:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—
Deferred tax expense/(benefit):
Federal	$(9,861,585)	$(6,097,603)	$(4,748,257)
Foreign	—	—	(250,953)
State	(2,985,102)	(1,870,065)	(1,465,988)
Change in valuation allowance	12,846,687	7,967,668	6,465,198

	—	—	—

	—	—	—

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 2003 and 2002, the components of the net deferred tax assets/(liabilities) are as follows:

	2003	2002
Federal net operating loss	$28,096,536	$20,763,994
State net operating loss, net of federal benefit	4,862,982	3,825,551
Credits	1,111,818	771,861
Depreciation	1,163,347	(1,231,734)
Warrants to purchase common stock	961,134	625,474
Investment in Beacon Power Corporation	—	580,970
Net unrealized gains (losses) on securities available for sale	—	825,368
Other	4,918,352	2,931,366
Valuation allowance	(41,114,169)	(29,092,850)

Net deferred income taxes	—	—

        A valuation allowance against the recoverability of the net deferred tax assets has been established because more likely than not the Company will not be able to utilize certain deferred tax assets in future years. The Company has offset certain deferred tax liabilities with deferred tax assets which are expected to generate offsetting deductions within the same periods. The recognition of a portion of the valuation allowance on the deferred tax asset related to the net unrealized loss on the available for sale securities was applied directly to other comprehensive income.

        The provision for income taxes differs from the federal statutory rate due to the following:

	Fiscal Years Ended September 30,
	2003	2002	2001
Tax at statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(6.3)	(6.3)	(4.3)
Other	(0.5)	(0.7)	9.3
Change in valuation allowance	40.8	41.0	29.0

Effective tax rate	—%	—%	—%

        At September 30, 2003, the Company had net operating loss carry-forwards of approximately $83,000,000 and $65,000,000 for federal and state income tax purposes, respectively. The federal net operating losses expire beginning September 30, 2007 through 2023. The state net operating losses will expire beginning September 30, 2004 through 2008. The use of these losses may be limited due to ownership change limitations under Section 382 of the Internal Revenue Code.

O. STOCKHOLDERS' EQUITY

        As of September 30, 2003, the Company has reserved 6,152,767 shares of Common Stock for issuance upon exercise of stock options and warrants, 1,135,939 shares for future issuances under its stock plans and 495,856 shares for future issuances as matching contributions under its 401(k) plan. The Company has also reserved 1,937,000 shares of Common Stock for issuance upon conversion of the outstanding Series A Preferred Stock and convertible subordinated debentures, which can be converted at any time. As of September 30, 2003, holders of warrants and options to purchase an aggregate of 5,288,780 shares of the Company's Common Stock may exercise. See Note B.

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

        On October 1, 2000, the Company adopted SFAS No. 133, which establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Upon adoption of SFAS No. 133, the Company recorded the $1,024,725 unrealized loss on its investment in warrants to purchase MTI's common stock in its results of operations as a cumulative effect of a change in accounting principle to reflect the impact of adopting this accounting standard on October 1, 2000. As of September 30, 2003 and 2002, the warrants to purchase MTI's common stock have a fair value of $7,011 and $1,623, respectively, using the Black-Scholes option-pricing model. During the fiscal years ended September 30, 2003 and 2002, the Company recorded an unrealized gain (loss) in its statement of operations on the warrants to purchase MTI's common stock of $5,388 and ($373,856), respectively.

Stock Options

        Under the Company's 1992, 1994, 1996, 1998, 1999, 2000 and 2002 Stock Option Plans (collectively, the "Plans"), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase up to 5,250,000 shares of the Company's Common Stock. At September 30, 2003, 4,082,361 of the 5,250,000 stock options available for grant under the Plans have been granted.

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

        A summary of the status of the Company's stock options as of September 30, 2003, 2002 and 2001 and changes for the fiscal years then ended are presented below.

	2003		2002		2001
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Outstanding at beginning of year	3,292,415	$9.08	2,708,073	$11.59	1,877,105	$11.89
Granted	590,500	0.70	1,147,500	4.62	1,172,600	10.93
Exercised	(28,750)	0.70	—	—	(88,484)	7.65
Canceled	(785,483)	6.48	(563,158)	12.10	(253,148)	12.07

Outstanding at end of year	3,068,682	$8.21	3,292,415	$9.08	2,708,073	$11.59

Options exercisable at year-end	2,204,695	$8.19	1,470,116	$10.17	896,330	$11.13

        The following table summarizes information about stock options outstanding as of September 30, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.41-$3.48	642,250	9.56	$1.04	543,000	$1.02
$3.50-$5.69	632,783	7.56	$5.41	309,533	$5.51
$5.80-$9.25	689,583	6.10	$8.35	549,833	$8.18
$9.45-$12.61	659,716	6.11	$11.13	453,816	$11.03
$12.88-$31.25	444,350	6.19	$18.02	348,513	$18.05

	3,068,682	7.14	$8.21	2,204,695	$8.19

        At September 30, 2003, an additional 1,135,939 shares were available under the Plans for future grants.

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

        During 2000, the Company granted 216,000 non-qualified stock options to employees at an exercise price of $17.56 per share outside of the Board approved Plans. As of September 30, 2003 and 2002, there were 41,000, respectively, options outstanding, which are included in the above table. As of September 30, 2003, an additional 175,000 shares were available outside of the Board approved Plans for future grants.

Warrants

        On August 25, 1999, in connection with the $8 million private placement of 8,000 shares of the Company's 1999 Series A Convertible Preferred Stock, $0.01 par value per share, with Brown Simpson Strategic Growth Funds (see Note P), the Company issued common stock warrants to purchase up to 120,000 and 675,000 shares of the Company's Common Stock at an exercise price of $7.80 and $8.54, respectively. These warrants expire on August 25, 2003. The Company has valued these warrants at $2,369,292, using the Black-Scholes option-pricing model. At September 30, 2000, 18,000 shares of the Company's Common Stock had been purchased at an exercise price of $7.80 per share. On May 25, 2001, the Company issued 675,000 shares of its Common Stock in connection with the exercise of the warrant to purchase 675,000 shares of the Company's Common Stock at an exercise price of $8.54 per share. The aggregate gross proceeds to the Company as a result of the warrant exercised were $5,764,500. H.C. Wainwright & Co., Inc. received a commission of $230,580 upon the exercise of these warrants. In connection with the warrant exercise, the Company issued a new warrant to purchase 438,750 shares of the Company's Common Stock at an exercise price of $16.70 per share. The new warrant has a term of three years. The Company has valued this new warrant at $4,942,508 using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. At September 30, 2003, none of this warrant was exercised. On June 1, 2001, the Company issued 102,000 shares of its Common Stock in connection with the exercise of a warrant to purchase the Company's Common Stock at an exercise price of $7.80 per share. The aggregate gross proceeds to the Company as a result of the warrant exercise was $795,600. In connection with the warrant exercise, the Company issued a new warrant to purchase 66,300 shares of the Company's Common Stock at an exercise price of $16.70 per share. The new warrant has a term of three years. The Company has valued this new warrant at $707,036 using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. At September 30, 2003, none of this warrant was exercised.

        On October 21, 1999, in connection with an investment by MTI, the Company issued a warrant to purchase up to 36,000 shares of the Company's Common Stock at an exercise price of $8.80 per share. On November 26, 2001, pursuant to the antidilutive provisions of this warrant, the Company adjusted the exercise price to $7.84 per share to reflect the effect of the distribution of the 5,000,000 shares of Beacon Power's common stock to its stockholders. This warrant expired on October 21, 2003 unexercised. On January 31, 2000, in connection with a second closing of this investment, the Company issued an additional warrant to purchase up to 64,000 shares of the Company's Common Stock at an exercise price of $8.80 per share. On November 26, 2001, pursuant to the antidilutive provisions of this warrant, the Company adjusted the exercise price to $7.84 per share to reflect the effect of the distribution of the 5,000,000 shares of Beacon Power's common stock to its stockholders. This warrant expires on January 31, 2004. The Company valued the warrants issued to MTI on October 12, 1999 and January 31, 2000 at $231,912 and $1,273,509, respectively, using the Black-Scholes option-pricing model. At September 30, 2001, the Company valued these warrants at $234,699 and had designated the warrants as a liability in accordance with EITF 00-19, as a result of the warrant holders having rights that rank higher than those of common stockholders. Effective December 28, 2001, the Company amended these warrants, removing the provisions providing the warrant holders with right that rank higher than those of common stockholders. As a result of the amendment, these warrants meet the criteria of equity instruments in accordance with EITF 00-19 and, therefore, the Company reclassified the value of these warrants to equity from liabilities. At September 30, 2003, none of these warrants were exercised.

        On November 16, 1999, in connection with the acquisition of certain intellectual property, equipment and other assets from Northrop Grumman Corporation, the Company issued a warrant to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $9.725 per share. The Company has valued this warrant at $631,000 using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. As of September 30, 2003, all of this warrant had been exercised.

        On February 4, 2000, the Company issued to Northrop Grumman Corporation an additional warrant to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $9.725 per share. This warrant was exercisable upon the occurrence of certain defined events. This warrant expires on December 31, 2006, but since these conditions were not met, this warrant is no longer exercisable and is not included in the table below.

        On August 23, 2002, in connection with the Investment Banking Agreement with J.P. Turner & Company, LLC, the Company issued a warrant to purchase up to 250,000 shares of the Company's Common Stock at an exercise price of $1.75 per share and vests in four equal installments. This warrant expires on August 23, 2005. The Company has valued this warrant at $299,925 using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. At September 30, 2003, none of this warrant had been exercised.

        On September 13, 2002, in connection with the Loan and Security Agreement between the Company and Silicon Valley Bank, the Company issued a warrant to purchase up to 181,951 shares of the Company's Common Stock at an exercise price of $1.374 per share. This warrant expires on September 13, 2007. The Company has valued this warrant at $210,895 using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. On September 12, 2003, all of this warrant was exercised for 96,661 shares of the Company's Common Stock.

        On December 19, 2002, the Company issued to Silicon Valley Bank, in connection with entering into a forbearance agreement with Silicon Valley Bank, a warrant exercisable for 15,763 shares of the Company's Common Stock, at an exercise price of $1.586 per share. The warrant expires on December 18, 2007. The Company has valued this warrant at $20,100 using the Black-Scholes option-

pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. At September 30, 2003, none of this warrant was exercised.

        On February 18, 2003, the Company issued to 21 accredited investors, in connection with the purchase of the Series A Preferred Stock, warrants to purchase up to 1,269,000 shares of the Company's Common Stock, at an exercise price of $0.01 per share. The Company had valued these warrants at $1,104,031, using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. See Note J. On February 19, 2003, the Company issued 1,258,549 shares of its Common Stock, in connection with the exercise of these warrants.

        On February 18, 2003, the Company issued to 21 accredited investors, in connection with the purchase of the Series A Preferred Stock, warrants to purchase up to 1,269,000 shares of the Company's Common Stock, at an initial exercise price of $1.50 per share. These warrants expire on February 19, 2008. The Company had valued these warrants at $747,753, using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. See Note J. In the event the Company fails to achieve EBITDA of at least $0.00 and a minimum of $13,500,000 in revenue in accordance with generally accepted accounting principles for the fourth quarter of fiscal year 2003, commencing on the date that the Company files its annual report on Form 10-K for the fiscal year ending September 30, 2003, the exercise price would have been reduced to $1.00. As a result, the Company accounts for this warrant using variable accounting until the contingency is resolved or the contingency provision expires. Because the Company did not achieve the financial conditions for its fourth quarter of fiscal year 2003, the exercise price of these warrants was to be reduced from $1.50 per share down to $1.00 per share commencing on the date the Company files its Form 10-K for the fiscal year ended September 30, 2003. Accordingly, the Company considered this fact in determining the fair value at September 30, 2003. As of September 30, 2003, the fair value of these warrants was $2,309,719 and the Company recorded an unrealized loss of $1,561,966 during the fiscal year ended September 30, 2003. As of September 30, 2003, none of these warrants were exercised. See Note B.

        H.C. Wainwright & Co., Inc. ("H.C. Wainwright") served as placement agent for the Series A financing transaction and on February 18, 2003 received as part of its commission warrants from us to purchase an aggregate of 163,145 shares of Common Stock at an exercise price of $0.01 per share. These warrants are immediately exercisable and expire on February 18, 2008. As of September 30, 2003, warrants to purchase 65,393 shares of the Company's Common Stock have been exercised. In connection with the closing of the transactions contemplated by the Note and Warrant Purchase Agreement, H.C. Wainwright received additional warrants from the Company to purchase an aggregate of 42,920 shares of Common Stock at an exercise price of $0.01. These warrants are exercisable from the closing of the transactions contemplated by the Note and Warrant Purchase Agreement and expire on February 18, 2008. As of September 30, 2003, warrants to purchase 18,664 shares of the Company's Common Stock have been exercised. In addition, H.C. Wainwright agreed to receive warrants from the Company to purchase an aggregate of 100,148 shares of Common Stock at an exercise price of $0.01 per share in lieu of the cash placement fee due to it by us in connection with the closing of the transactions contemplated by the Note and Warrant Purchase Agreement. These warrants were issued on February 18, 2003 and are exercisable from the closing of the transactions contemplated by the Note and Warrant Purchase Agreement and will expire on February 18, 2008. The Company had valued these warrants at $267,147, using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. See Note J. As of September 30, 2003, warrants to purchase 42,884 shares of the Company's Common Stock have been exercised.

        On April 4, 2003, the Company issued to Silicon Valley Bank, in connection with the Amended and Restated Accounts Receivable Financing Agreement with Silicon Valley Bank, a warrant exercisable for 210,000 shares of the Company's Common Stock, at an exercise price of $1.05 per share. The warrant expires on April 3, 2010. The Company has valued this warrant at $170,466 using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. As of September 30, 2003, none of this warrant was exercised.

        On July 22, 2003, the Company issued to Fuel Cell Energy Inc., in connection with a materials financing arrangement, a warrant to purchase up to 250,000 shares of the Company's Common Stock, at an exercise price of $0.72. The warrant expires on July 21, 2006. The Company has valued this warrant at $95,541 using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. The Company has recorded the fair value of this warrant as a reduction to revenue in the period this warrant was issued. As of September 30, 2003, none of this warrant was exercised.

        On September 5, 2003, the Company issued to 9 accredited investors, in connection with the sale of secured convertible subordinated debentures ("Subordinated Debentures"), warrants to purchase up to 305,000 shares of the Company's Common Stock, at an exercise price of $0.01 per share. The Company had valued these warrants at $317,200, using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. See Note J. On September 5, 2003, the Company issued 305,000 shares of its Common Stock, in connection with the exercise of these warrants. See Note B.

        On September 5, 2003, the Company issued to 9 accredited investors, in connection with the sale of the Subordinated Debentures, warrants to purchase up to 305,000 shares of the Company's Common Stock, at an initial exercise price of $1.50 per share. These warrants expire on September 6, 2008. The Company had valued these warrants at $238,136, using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. See Note J. In the event the Company fails to achieve EBITDA of at least $0.00 and a minimum of $13,500,000 in revenue in accordance with generally accepted accounting principles for the fourth quarter of fiscal year 2003, commencing on the date that the Company files its annual report on Form 10-K for the fiscal year ending September 30, 2003, the exercise price would have been reduced to $1.00. As a result, the Company accounts for these warrants using variable accounting until the contingency is resolved or the contingency provision expires. Because the Company did not achieve the financial conditions for its fourth quarter of fiscal year 2003, the exercise price of these warrants was to be reduced from $1.50 per share down to $1.00 per share commencing on the date the Company files its Form 10-K for the fiscal year ended September 30, 2003. Accordingly, the Company considered this fact in determining the fair value at September 30, 2003. As of September 30, 2003, the fair value of these warrants was $555,100 and the Company recorded an unrealized loss of $316,964 during the fiscal year ended September 30, 2003. As of September 30, 2003, none of these warrants had been exercised. See Note B.

        A summary of the status of the Company's warrants as of September 30, 2003, 2002 and 2001 and the changes for the fiscal years then ended are presented below.

	2003		2002		2001
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Outstanding at beginning of year	1,037,001	$9.55	705,050	$14.45	977,000	$8.48
Granted	3,929,976	0.71	431,951	1.59	505,050	16.70
Exercised	(1,882,892)	0.14	—	—	(675,000)	8.50
Canceled	—	—	(100,000)	9.73	(102,000)	7.80

Outstanding at end of year	3,084,085	$4.03	1,037,001	$9.55	705,050	$14.45

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

Consulting Arrangement with Aurelius Consulting Group, Inc.

        Pursuant to a marketing agreement, dated September 2, 2003, with Aurelius Consulting Group, Inc., as part of the compensation for the services to be provided by Aurelius under the agreement, which has a term of 12 months, the Company agreed to issue to Aurelius 45,000 shares of Common Stock per quarter, payable at the midpoint of each quarter, subject to renegotiation after the first six months. As of September 30, 2003, the Company had not yet issued the shares and has recorded its pro-rata share of the value of these shares based on the closing price of its Common Stock as listed on the Nasdaq National Market.

P. PREFERRED STOCK

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

        See Note J for a discussion of redeemable convertible Series A preferred stock issued in February 2003.

        On August 25, 1999, the Company completed an $8 million private placement of 8,000 shares of its Series A Redeemable Convertible Preferred Stock, $0.01 par value per share (the "1999 Series A Preferred Stock"), with Brown Simpson Strategic Growth Funds ("Brown Simpson"). The 1999 Series A Preferred Stock was convertible into 1,025,641 shares of the Common Stock.

        In connection with the transaction, Brown Simpson also received warrants to purchase up to 675,000 fully vested and immediately exercisable additional shares of Common Stock at $8.54 per share (the "Brown Simpson Warrants"). The Brown Simpson Warrants were to expire on August 25, 2003. The Company has valued these warrants at $1,818,558 based on the fair value of these warrants, as determined by the Black-Scholes option-pricing model, and has recorded this amount as a discount to the Preferred Stock. In addition, the Company incurred direct costs of $1,338,234 in connection with this preferred stock offering which have also been recorded as a discount to the Series A Preferred Stock.

        H.C. Wainwright & Co., Inc. ("H.C. Wainwright") served as placement agent for the transaction and received a commission of $560,000 and warrants to purchase 120,000 shares of the Company's Common Stock at $7.80 per share. These warrants were to expire on August 25, 2003. H.C. Wainwright will also receive a future fee in the amount of 4% of any monies received by the Company upon the exercise of the Brown Simpson Warrants. The Company has recorded the fair value of these warrants, as determined by the Black-Scholes option-pricing model, of $550,734 as a discount to the 1999 Series A Preferred Stock.

        The Company valued the 1999 Series A Preferred Stock at issuance to be $4,843,208 based on the relative fair market values of the financial instruments issued in connection with this placement and net of offering costs. The Company was accreting the carrying value of the preferred stock to its redemption value of $8,000,000, using the effective interest method.

        On March 7, 2000, the preferred stockholders elected to convert all 8,000 shares of the 1999 Series A Preferred Stock into 1,025,641 shares of Common Stock, which resulted in the accretion of an additional $3,105,888 of the discount on the redeemable preferred stock during the fiscal year ended September 30, 2000.

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

Q. SIGNIFICANT CUSTOMERS

        Significant customers, defined as those customers that account for 10% or more of total net revenue in a fiscal year or 10% or more of accounts receivable and unbilled contract costs and fees at the end of a fiscal year, were as follows:

				Percentage of Accounts Receivable and Unbilled Contract Costs and Fees at September 30,
	Percentage of Total Net Revenue Fiscal Years Ended September 30,
Customer
	2003	2002	2001	2003	2002
General Atomics	10%	12%	*	*	15%

*
Less than 10%

        In addition, management estimates that approximately 50% of the revenue during fiscal year 2003 was derived from government contracts and subcontracts with the U.S. government's prime contractors.

R. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-Cash Investing and Financing Activities

	Fiscal Years ended September 30,
	2003	2002	2001
Accretion of redeemable convertible preferred stock discount	$2,460,465	—	$1,940,798
Accretion of convertible subordinated debentures discount	$438,865	—	—
Common stock issued in lieu of 1st year dividend on redeemable convertible Series A Preferred Stock	$325,589	—	—
Common stock issued in lieu of 1st year interest on the convertible subordinated debentures	$79,181	—	—
Acquisition of equipment under capital leases	—	—	$324,143
Contingent obligation to Class D preferred stockholders of Beacon Power Corporation	—	—	$(5,793,879)
Valuation adjustment for warrants to purchase common stock	$81,501	$(560,927)	$(1,896,798)
Valuation adjustment for Series B warrants	$(1,878,930)	—	—
Net gain on investment in Beacon Power Corporation	—	—	$10,779,224
Contingent obligation to common stock warrant holders	—	$(42,251)	$234,699
Retirement of treasury shares	—	—	$(249,704)
Distribution of Beacon Power Corporation common stock	—	—	$(2,963,240)
Change in unrealized gain (loss) on marketable securities	—	$(26,367)	$26,367
Change in unrealized loss on Beacon Power Corporation common stock	—	$(6,352,979)	—
Write-down of investment in Beacon Power Corporation common stock	$(541,885)	$(1,400,000)	—

        Net cash received from the acquisitions of Inverpower Controls Ltd. and certain intellectual property, equipment and other assets from Sipex Corporation was as follows:

	Fiscal Years ended September 30,
	2002	2001
Fair value of assets acquired	$416,747	$3,126,638
Cost in excess of net assets of companies acquired, net	—	2,695,992
Liabilities assumed, including transaction costs	(416,747)	(1,805,030)
Fair value of common stock issued	—	(3,917,600)

Cash paid	—	$100,000
Less: Cash acquired	—	(310,427)

Net cash received from acquisitions	—	$(210,427)

Interest and Income Taxes Paid

        Cash paid for interest and income taxes was as follows:

	Fiscal Years ended September 30,
	2003	2002	2001
Interest	$386,652	$159,745	$104,994
Income taxes	—	—	—

S. ACQUISITIONS

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

        The unaudited pro forma information combines the historical statement of operations of SatCon for the fiscal year ended September 30, 2001 and the historical statement of operations of Inverpower for the period August 1, 2000 to July 13, 2001. All financial information for Inverpower is presented in U.S. dollars and is presented in accordance with accounting principles generally accepted in the United States. The following pro-forma information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place on October 1, 2000.

	Fiscal Year Ended September 30, 2001 (Unaudited)
	SatCon Historical	Inverpower Historical	Pro Forma Adjustments		Pro Forma Combined
Revenue:
Product revenue	$30,779,861	$3,824,000	$—		$34,603,861
Funded research and development and other revenue	10,904,375	—	—		10,904,375

Total revenue	41,684,236	3,824,000	—		45,508,236

Operating costs and expenses:
Cost of product revenue	27,827,909	4,215,000	—		32,042,909
Research and development and other revenue expenses:
Funded research and development revenue	7,445,625	—	—		7,445,625
Unfunded research and development expenses	6,228,901	1,412,000	—		7,640,901

Total research and development and other revenue expenses	13,674,526	1,412,000	—		15,086,526
Selling, general and administrative expenses	13,593,197	1,642,000	—		15,235,197
Write-off of public offering costs	1,420,627	—	—		1,420,627
Amortization of goodwill	638,864	—	—		638,864
Amortization of intangibles	723,501	134,000	(84,000	)(1)	773,501

Total operating expenses	57,878,624	7,403,000	(84,000)		65,197,624

Operating loss	(16,194,388)	(3,579,000)	84,000		(19,689,388)
Other loss	(1,480,190)	(81,000)	—		(1,561,190)
Interest income	688,593	28,000	—		716,593
Interest expense	(104,994)	(1,035,000)	—		(1,139,994)

Net loss before equity loss from Beacon Power Corporation and cumulative effect of changes in accounting principles	(17,090,979)	(4,667,000)	84,000		(21,673,979)
Equity loss from Beacon Power Corporation	(5,065,034)	—	—		(5,065,034)

Net loss before cumulative effect of changes in accounting principles	(22,156,013)	(4,667,000)	84,000		(26,739,013)
Cumulative effect of changes in accounting principles	(167,612)	—	—		(167,612)

Net loss	$(22,323,625)	$(4,667,000)	$84,000		$(26,906,625)

Cumulative effect of change in accounting principle	(1,940,798)	—	—		(1,940,798)

Net loss attributable to common stockholders	$(24,264,423)	$(4,667,000)	$84,000		$(28,847,423)

Net loss before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(1.51)				$(1.78)
Cumulative effect of changes in accounting principles per weighted average share, basic and diluted	(0.14)				(0.14)

Net loss per weighted average share, basic and diluted	$(1.65)				$(1.92)

Weighted average number of common shares, basic and diluted	14,665,683		316,667	(2)	14,982,350

        The following is a summary of adjustments reflected in the unaudited pro forma combined consolidated statement of operations for the fiscal year ended September 30, 2001:

(1)
Represents amortization of developed technology associated with the acquisition of Inverpower, which is being amortized on a straight-line basis over a 5-year period, or $52,000 for the fiscal years ended September 30, 2001, net of the elimination of amortization expense related to certain assets not assumed in the acquisition. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized.

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

Inventory	$330,708
Property and equipment	86,039

$416,747

        The pro forma financial information has not been presented, as this transaction is the purchase of assets rather than a business combination.

        The following is a rollforward of the minimum payment required under the purchase and sale agreement:

Balance, September 30, 2002	$416,747
Accretion for the fiscal year ended September 30, 2003	41,604
Royalty payments made during the fiscal year ended September 30, 2003	(252,262)

$206,089

        In addition, during the fiscal year ended September 30, 2003, the Company recorded $155,359 of royalty expense in connection with this agreement.

T. LOSS PER SHARE

        The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Fiscal Years ended September 30,
	2003	2002	2001
Net loss attributable to common shareholders before cumulative effect of changes in accounting principles	$(31,481,162)	$(20,760,598)	$(22,156,013)
Cumulative effect of changes in accounting principles	—	—	(2,108,410)

Net loss attributable to common shareholders	$(31,481,162)	$(20,760,598)	$(24,264,423)

Basic and diluted:
Common shares outstanding, beginning of year	16,741,646	16,539,597	13,796,685
Weighted average common shares issued during the year	1,515,866	57,217	868,998

Weighted average shares outstanding — basic and diluted	18,257,512	16,596,814	14,665,683

Net loss attributable to common shareholders before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(1.72)	$(1.25)	$(1.51)
Cumulative effect of changes in accounting principles per weighted average share, basic and diluted	—	—	(0.14)

Net loss attributable to common shareholders per weighted average share, basic and diluted	$(1.72)	$(1.25)	$(1.65)

        At September 30, 2003, 2002 and 2001, options and warrants to purchase 6,152,767, 4,329,416 and 3,418,123 shares of common stock, respectively, were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive. In addition, as of September 30, 2003, 1,327,000 and 610,000 shares of common stock issuable upon conversion of the redeemable convertible Series A preferred stock and the convertible subordinated debentures, respectively, were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive.

U. SEGMENT DISCLOSURES

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

        The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations, including amortization of intangibles. Common costs not directly attributable to a particular segment are included in the Applied Technology segment. These costs include corporate costs such as executive officer compensation, facility costs, legal, audit and tax and other professional fees and totaled $4,574,291, $4,282,821 and $4,025,800 for the fiscal years ended September 30, 2003,

2002 and 2001, respectively. In addition, for the fiscal year ended September 30, 2002, these costs include $1,500,000 for restructuring costs and for the fiscal year ended September 30, 2001, these costs include $1,420,627 for write-off of public offering costs.

        The following is a summary of the Company's operations by operating segment:

	Fiscal Years ended September 30,
	2003	2002	2001
Applied Technology:
Funded research and development and other revenue	$5,281,607	$10,831,004	$10,904,375

Loss from operations, including amortization of goodwill of $17,064 for the fiscal year ended September 30, 2001, amortization of intangibles of $325,919 for the fiscal year ended September 30, 2003 and $355,535 for the fiscal years ended September 30, 2002 and 2001, restructuring costs of $1,500,000 for the fiscal year ended September 30, 2002 and write-off of public offering costs of $1,420,627 for the fiscal year ended September 20, 2001	$(6,457,938)	$(5,653,791)	$(5,005,516)

Power Systems:
Product revenue	$12,454,790	$19,909,002	$20,163,556

Loss from operations, including amortization of goodwill of $566,719 for the fiscal year ended September 30, 2001, amortization of intangibles of $53,793, $108,126 and $74,536 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively, and write-off of impaired assets of $6,451,082 for the fiscal year ended September 30, 2003	$(19,078,534)	$(13,032,720)	$(8,297,777)

Electronics:
Product revenue	$9,193,806	$10,889,653	$10,616,305

Loss from operations, including amortization of goodwill of $55,081 for the fiscal year ended September 30, 2001 and amortization of intangibles of $125,000, for the fiscal years ended September 30, 2003 and 2002 and $293,430 for the fiscal year ended September 30, 2001	$(602,096)	$(294,301)	$(2,891,095)

Consolidated:
Product revenue	$21,648,596	$30,798,655	$30,779,861
Funded research and development and other revenue	5,281,607	10,831,004	10,904,375

Total revenue	$26,930,203	$41,629,659	$41,684,236

Operating loss	$(26,138,568)	$(18,980,812)	$(16,194,388)
Net realized gain on sale of marketable securities	—	16,956	—
Net unrealized gain (loss) on warrants to purchase common stock	81,501	(518,676)	(1,480,190)
Unrealized loss on series B warrants	(1,878,930)	—	—
Write-down of investment in Beacon Power Corporation common stock	(541,885)	(1,400,000)	—
Realized gain from sale of Beacon Power Corporation common stock	898,637	—	—
Other (loss) income	70,703	(10,000)	—
Interest income	5,375	291,679	688,593
Interest expense	(3,977,995)	(159,745)	(104,994)

Net loss before equity loss from Beacon Power Corporation and cumulative effect of changes in accounting principles	$(31,481,162)	$(20,760,598)	$(17,090,979)

        Common assets not directly attributable to a particular segment are included in the Applied Technology segment. These assets include cash and cash equivalents, prepaid and other corporate assets and amounted to $1,578,302 and $3,009,770 at September 30, 2003 and 2002, respectively. The following is a summary of the Company's assets by operating segment:

	September 30,
	2003	2002
Applied Technology:
Segment assets	$6,977,993	$9,876,954
Power Systems:
Segment assets	11,189,338	22,504,958
Electronics:
Segment assets	6,717,121	9,162,220

Consolidated:
Segment assets	24,884,452	41,544,132
Investment in Beacon Power Corporation	—	800,005
Warrants to purchase common stock	97,490	15,988

Total assets	$24,981,942	$42,360,125

        The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Fiscal Years ended September 30,
	2003	2002	2001
Revenue by geographic region based on location of customer:
United States	$23,605,738	$34,450,326	$35,613,129
Rest of world	3,324,465	7,179,333	6,071,107

Total revenue	$26,930,203	$41,629,659	$41,684,236

	September 30,
	2003	2002
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:
United States	$10,656,469	$17,166,013
Rest of world	109,592	3,005,494

Total long-lived assets (including goodwill and intangible assets)	$10,766,061	$20,171,507

W. RESTRUCTURING COSTS

        During April 2002, the Company commenced a restructuring plan designed to streamline its production base, improve efficiency and enhance its competitiveness and recorded a restructuring charge of $1.5 million. The restructuring charge included approximately $655,000 for severance costs associated with the reduction of approximately 60 employees. As of September 30, 2002, 56 employees had been terminated and $507,504 of the severance had been paid. As of September 30, 2003, all 60 employees had been terminated and $565,647 of the severance had been paid. The balance of the restructuring charge relates to the closing of the Anaheim, CA facility. These costs include approximately $270,000 of cash charges primarily related to rent, real estate taxes and operating costs to be paid from October 1, 2002 through June 30, 2003, the remainder of the lease, and an estimated $350,000 of other cash charges for restoration and clean-up. As of September 30, 2002, no amounts had been paid or charged against these amounts. As of September 30, 2003, the Company has paid $270,000 of the $270,000 of charges primarily related to rent, real estate taxes and operating. As of September 30, 2003, $43,680 has been paid against the $350,000 of other cash charges for restoration and clean-up. In addition, approximately $225,000 of the restructuring charge relates to non-cash charges on assets to be disposed of. As of September 30, 2002, no assets had been disposed of nor have any amounts been charged against this amount. As of September 30, 2003, $125,062 net book value of assets have been identified and written off against this amount.

        The following is a status of the Company's accrued restructuring costs and the changes for the periods then ended:

	Balance September 30, 2002	Amounts Paid or Assets Disposed Of	Balance September 30, 2003
Severance costs	$147,496	$(58,143)	$89,353
Facility costs	620,000	(313,680)	306,320
Equipment costs	225,000	(125,061)	99,939

Accrued restructuring costs	$992,496	$(496,884)	$495,612

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
SUPPLEMENTARY SCHEDULE

To the Board of Directors of SatCon Technology Corporation:

        We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of SatCon Technology Corporation and its subsidiaries as of September 30, 2003 and 2002 and for the years then ended, included in this Form 10-K, and have issued our report thereon dated December 22, 2003. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the financial statement schedule index is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule for the fiscal years ended September 30, 2003 and 2002 has been subjected to auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                      /S/ GRANT THORNTON LLP

Boston, Massachusetts
December 22, 2003

        Provided below, pursuant to Rule 2-02(e) of Regulation S-X, is a copy of the accountants report issued by Arthur Andersen LLP, our former independent public accountants, in connection with the filing of our Annual Report of Form 10-K for the fiscal year ended September 30, 2001. This audit report has not been reissued by Arthur Andersen in connection with the filing of this Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Note that the previously issued Arthur Andersen report includes references to certain fiscal years which are not required to be presented in the accompanying consolidated financial statements as of and for the fiscal year ended September 30, 2003. We are unable to obtain a reissued accountants report from Arthur Andersen, and we will be unable to obtain future accountants reports from Arthur Andersen, because Arthur Andersen has discontinued its auditing practice. This means that we will also be unable to obtain consents to incorporate any financial statements audited by Arthur Andersen into registration statements that we may file in the future or that we may have previously filed. Accordingly, investors will not be able to sue Arthur Andersen pursuant to Section 11(a)(4) of the Securities Act with respect to any such registration statements and, therefore, ultimate recovery on a successful claim may be limited. The ability of investors to recover from Arthur Andersen may also be limited as a result of Arthur Andersen's financial condition or other matters resulting from the various civil and criminal lawsuits against that firm.

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

                      /S/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
December 4, 2001

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions charged to costs and expenses	Additions from Acquisitions	Deductions and Adjustments	Balance at end of period
Fiscal Year Ended September 30, 2001:
Allowance for uncollectible accounts	$320,220	$540,977	—	$(85,491)	$775,706
Deferred tax valuation allowance	$21,258,448	$5,355,184	—	$(8,151,232)	$18,462,400
Allowance for excess and obsolete inventory	$1,193,950	$1,153,564	—	$(297,625)	$2,049,889
Reserve for product warranty expense	$465,115	$38,436	$722,483	$(275,038)	$950,996
Accrued costs for consolidation of facilities	$100,000	$175,000	—	$(100,000)	$175,000
Fiscal Year Ended September 30, 2002:
Allowance for uncollectible accounts	$775,706	$287,630	—	$(165,014)	$898,322
Deferred tax valuation allowance	$18,462,400	$10,630,450	—	—	$29,092,850
Allowance for excess and obsolete inventory	$2,049,889	$2,598,190	—	$(1,476,640)	$3,171,439
Reserve for product warranty expense	$950,996	$301,252	—	$(417,704)	$834,544
Accrued costs for consolidation of facilities	$175,000	—	—	$(175,000)	—
Accrued restructuring costs	—	$1,500,000	—	$(507,504)	$992,496
Fiscal Year Ended September 30, 2003:
Allowance for uncollectible accounts	$898,322	$236,749	—	$(198,041)	$937,030
Deferred tax valuation allowance	$29,092,850	$12,021,319	—	—	$41,114,169
Allowance for excess and obsolete inventory	$3,171,439	$3,170,153	—	$(692,162)	$5,649,430
Reserve for product warranty expense	$834,544	$161,283	—	$(230,490)	$765,337
Accrued restructuring costs	$992,496	—	—	$(496,884)	$495,612

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A. CONTROLS AND PROCEDURES

        (a) Evaluation of Disclosure Controls and Procedures.

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        (b) Changes in Internal Control Over Financial Reporting.

        There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information with respect to directors and executive officers required under this item is incorporated herein by reference to the information set forth under the sections entitled "Election of Directors" and "Executive Officers of the Corporation" in our proxy statement for our 2004 Annual Meeting of Stockholders. Information relating to certain filings on Forms 3, 4 and 5 is contained in our 2004 proxy statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. EXECUTIVE COMPENSATION

        The information required under this item is incorporated herein by reference to the section entitled "Compensation of Executive Officers" in our 2004 proxy statement.

        The sections entitled "Compensation Committee Report on Executive Compensation" and "Comparative Stock Performance Graph" in our 2004 proxy statement are not incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required under this item is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in our 2004 proxy statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required under this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Party Transactions" in our 2004 proxy statement.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required under this item is incorporated herein by reference to the section entitled "Independent Auditor Fees and Other Matters" in our 2004 proxy statement.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

1.
Consolidated Financial Statements of SatCon Technology Corporation and its Subsidiaries:

    Consolidated Balance Sheets as of September 30, 2003 and 2002

    Consolidated Statements of Operations for the Fiscal Years Ended September 30, 2003, 2002 and 2001

    Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss for the Fiscal Years Ended September 30, 2003, 2002 and 2001

    Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2003, 2002 and 2001

    Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedule of SatCon Technology Corporation and its Subsidiaries:

    Schedule II: Valuation and Qualifying Accounts for the Fiscal Years Ended September 30, 2003, 2002 and 2001

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

          On September 4, 2003, we filed a Current Report on Form 8-K, dated September 2, 2003, to report under Item 5 that we entered into the Third Amendment to Amended and Restated Accounts Receivable Financing Agreement dated April 4, 2003, as amended by certain First Amendment to Amended and Restated Accounts Receivable Financing Agreement dated as of June 24, 2003, and as further amended by certain Second Amendment to Amended and Restated Accounts Receivable Financing Agreement dated as of August 11, 2003.

          On September 11, 2003, we filed a Current Report on Form 8-K, dated September 10, 2003, to report under Item 5 that we completed the sale of $762,500 secured convertible subordinated debentures as contemplated by the February 18, 2003 financing transaction.

          On September 12, 2003, we filed a Current Report on Form 8-K, dated September 10, 2003, to report under Item 5 that we entered into the Fourth Amendment to Amended and Restated Accounts Receivable Financing Agreement dated April 4, 2003, as amended by certain First Amendment to Amended and Restated Accounts Receivable Financing Agreement dated as of June 24, 2003 as further amended by certain Second Amendment to Amended and Restated Accounts Receivable Financing Agreement dated as of August 11, 2003 and as further amended by certain Third Amendment to Amended and Restated Accounts Receivable Financing Agreement dated as of September 2, 2003.

          On October 7, 2003, we filed a current report on Form 8-K, dated October 2, 2003, to report under Item 5 that the Staff of the Nasdaq National Market notified us that it has determined that we currently meet all continued listing requirements under Maintenance Standard 2, as set forth in Marketplace Rule 4450(b).

          On November 3, 2003, we filed a Current Report on Form 8-K, dated October 31, 2003, to report under Item 5 that we closed a $7.7 million equity financing transaction involving the issuance of 1,535 shares of our Series B Convertible Preferred Stock, $0.01 par value per share, and warrants to purchase up to 1,228,000 shares of our common stock, $0.01 par value per share.

          On November 13, 2003, we filed a Current Report on Form 8-K/A, dated October 31, 2003, to amend and restate our Current Report on Form 8-K, dated October 31, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on December 23, 2003.

SATCON TECHNOLOGY CORPORATION
By:	/s/ DAVID B. EISENHAURE David B. Eisenhaure President, Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ DAVID B. EISENHAURE David B. Eisenhaure	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	December 23, 2003
/s/ RALPH M. NORWOOD Ralph M. Norwood	Vice President of Finance, Chief Financing Officer and Treasurer (Principal Financial Officer)	December 23, 2003
/s/ JOHN J. MCCABE John J. McCabe	Controller and Chief Accounting Officer (Principal Accounting Officer)	December 23, 2003
/s/ MICHAEL C. TURMELLE Michael C. Turmelle	Director, Vice President and Chief Operating Officer	December 23, 2003
/s/ JAMES L. KIRTLEY, JR. James L. Kirtley, Jr.	Director, Vice President and Chief Scientist	December 23, 2003
/s/ MARSHALL J. ARMSTRONG Marshall J. Armstrong	Director	December 23, 2003
/s/ ALAN P. GOLDBERG Alan P. Goldberg	Director	December 23, 2003

/s/ ANTHONY J. VILLIOTTI Anthony J. Villiotti	Director	December 23, 2003
/s/ GERALD L. WILSON Gerald L. Wilson	Director	December 23, 2003

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of October 21, 1999, by and among the Registrant, Mechanical Technology Incorporated, Ling Electronics, Inc. and Ling Electronics, Ltd. is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 21, 1999 (File No. 1-11512).
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
2.4
Asset Purchase Agreement, dated September 27, 2002, by and between Sipex Corporation and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-11512).
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
3.6
Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on March 15, 2000 is incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-11512).
3.7
Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on May 4, 2001, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 1-11512).
3.8
Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of the Registrant, dated as of February 14, 2003, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 18, 2003 (File No. 1-11512).

3.9
Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of the Registrant, dated as of October 31, 2003, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 31, 2003 (File No. 1-11512).
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
10.3(*)	1992 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).
10.4(*)	1994 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 1-11512).
10.5(*)	1996 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (File No. 1-11512).
10.6(*)	1998 Stock Incentive Plan is incorporated herein by reference to Exhibit B to the Registrant's Definitive Schedule 14A filed January 26, 1999 (File No. 1-11512).
10.7(*)	1999 Stock Incentive Plan is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-11512).
10.8(*)	2000 Stock Incentive Plan is incorporated herein by reference to Exhibit C to the Registrant's Preliminary Schedule 14A filed March 19, 2001 (File No. 1-11512).
10.9(*)	2002 Stock Incentive Plan is incorporated herein by reference to Exhibit A to the Registrant's Definitive Schedule 14A filed January 28, 2002 (File No. 1-11512).
10.10
Lease, dated October 21, 1993, between the Registrant and Gunwyn/First Street Limited Partnership is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286) and First Amendment to Lease, dated June 22, 1998, by and between the Registrant and Gunwyn/First Street Limited Partnership is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-11512).
10.11
Amended and Restated License Agreement, dated as of October 23, 1998, by and between the Registrant and Beacon Power Corporation is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 23, 1998 (File No. 1-11512).
10.12
Asset Purchase Agreement, dated as of January 4, 1999, among K&D MagMotor Corp., the Registrant, Inductive Components, Inc., Lighthouse Software, Inc. and Thomas Glynn is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated January 4, 1999 (File No. 1-11512).

10.13
Asset Purchase Agreement, dated as of March 31, 1999, by and between HyComp, Inc. and HyComp Acquisition Corp., a wholly-owned subsidiary of the Registrant, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-11512).
10.14
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
10.17
Amendment No. 1 to Registration Rights Agreement, dated as of May 25, 2001, among the Registrant and the parties whose names appear on Schedule I thereto is incorporated herein by reference to the Registrant's Current Report on Form 8-K dated May 25, 2001 (File No. 1-11512).
10.18
Form of Warrants issued on August 25, 1999 in connection with the sale of the Series A Preferred Stock is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated August 25, 1999 (File No. 1-11512).
10.19
Warrant, dated May 25, 2001, issued to Brown Simpson Partners I, Ltd. is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated May 25, 2001 (File No. 1-11512).
10.20
Securities Purchase Agreement, dated as of October 21, 1999, between the Registrant and Mechanical Technology Incorporated is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 21, 1999 (File No. 1-11512).
10.21
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
10.26
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
10.29
Consulting Agreement, dated July 19, 2000, between the Registrant and Marshall J. Armstrong is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 1-11512).
10.30
Agreement between the Department of Energy and the Registrant is incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-11512).
10.31
Master Lease Agreement, dated as of August 31, 2000, by and between General Electric Corporation and the Registrant is incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2000 (File No. 1-11512).
10.32
Cooperation Agreement by and between the Registrant and Beacon Power Corporation, dated April 25, 2001, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 1-11512).
10.33
Strategic Collaboration Agreement between Chevron Energy Solutions, LP and the Registrant, dated January 23, 2002, is incorporated herein by referenced to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 30, 2002 (File No. 1-11512).
10.34
Co-Operation, License and Supply Agreement by and among Hatch Steltech Ltd., Siemens AG and SatCon Power Systems Canada Ltd., dated April 26, 2002, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 29, 2002 (File No. 1-11512).
10.35
Co-Operation, License and Supply Agreement by and between Hatch Steltech Ltd. and SatCon Power Systems Canada Ltd., dated October 11, 2001 is incorporated herein by reference to Exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-11512).
10.36
Change of Control Letter, dated February 11, 2002, between the Registrant and Ralph M. Norwood is incorporated herein by reference to Exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-11512).

10.37
Investment Banking Agreement, by and between J.P. Turner & Company, LLC and the Registrant, dated August 23, 2002 is incorporated herein by reference to Exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-11512).
10.38
Loan and Security Agreement, dated September 13, 2002, between the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada LTD. and Silicon Valley Bank together with Negative Pledge Agreement, dated as of September 13, 2002, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada LTD. and Silicon Valley Bank is incorporated herein by reference to Exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-11512).
10.39
Stock Purchase Warrant issued on September 13, 2002 by the Registrant to Silicon Valley Bank together with Registration Rights Agreement, dated September 13, 2002, by and between the Registrant and Silicon Valley Bank is incorporated herein by reference to Exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-11512).
10.40
Stock Purchase Warrant issued on December 19, 2002 by the Registrant to Silicon Valley Bank together with Amendment No. 1 to Registration Right Agreement, dated December 19, 2002, by and among Silicon Valley Bank, Silicon Valley Bancshares and the Registrant is incorporated herein by reference to Exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-11512).
10.41
Amended and Restated Accounts Receivable Financing Agreement, dated April 4, 2003, by and among the Registrant and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 29, 2003 (File No. 1-11512).
10.42
Stock Purchase Warrant issued on April 4, 2003 by the Registrant to Silicon Valley Bank together with Amendment No. 2 to the Registration Rights Agreement, dated April 4, 2003, by and among Silicon Valley Bank, Silicon Valley Bancshares and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 29, 2003 (File No. 1-11512).
10.43
First Amendment to Amended and Restated Accounts Receivable Financing Agreement, dated June 24, 2003, by and among the Registrant and Silicon Valley Bank together with Second Amendment to Amended and Restated Accounts Receivable Financing Agreement, dated August 11, 2003, by and among the Registrant and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 28, 2003 (File No. 1-11512).
10.44
Third Amendment to Amended and Restated Accounts Receivable Financing Agreement dated as of September 2, 2003, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada Ltd. and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated September 2, 2003 (File No. 1-11512).

10.45
Fourth Amendment to Amended and Restated Accounts Receivable Financing Agreement dated as of September 10, 2003, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada Ltd. and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated September 10, 2003 (File No. 1-11512).
10.46
Fifth Amendment to Amended and Restated Accounts Receivable Financing Agreement dated as of October 20, 2003, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada Ltd. and Silicon Valley Bank.
10.47
Sixth Amendment to Amended and Restated Accounts Receivable Financing Agreement dated December 12, 2003, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada Ltd. and Silicon Valley Bank.
10.48
Stock Purchase Warrant issued on December 12, 2003 by the Registrant to Silicon Valley together with Amendment No. 3 to the Registration Rights Agreement, dated December 12, 2003, by and among Silicon Valley Bank, Silicon Valley Bancshares and the Registrant.
10.49
Series A Convertible Preferred Stock Purchase Agreement, dated as of February 18, 2003, by and among the Registrant and the purchasers set forth on Exhibit A thereto is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 18, 2003 (File No. 1-11512).
10.50
Registration Rights Agreement, dated as of February 18, 2003, by and among the Registrant and the purchasers listed on Schedule I thereto is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 18, 2003 (File No. 1-11512).
10.51
Form of Series A Warrant to purchase shares of Common Stock of the Registrant issued on February 18, 2003 in connection with the sale of the Series A Convertible Preferred Stock is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 18, 2003 (File No. 1-11512).
10.52
Form of Series B Warrant to purchase shares of Common Stock of the Registrant issued on February 18, 2003 in connection with the sale of the Series A Convertible Preferred Stock is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 18, 2003 (File No. 1-11512).
10.53
Note and Warrant Purchase Agreement, dated as of February 18, 2003, by and among the Registrant and the purchasers set forth on Exhibit A thereto is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Amendment No. 3 to Form S-3 dated July 2, 2003.
10.54
Registration Rights Agreement (for convertible notes), dated as of February 18, 2003, by and among the Registrant and the purchasers listed on Schedule I thereto is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 18, 2003 (File No. 1-11512).

10.55
Form of Secured Convertible Promissory Note to be issued by the Registrant pursuant to Note and Warrant Purchase Agreement, dated as of February 18, 2003, by and among the Registrant and the purchasers set forth on Exhibit A thereto is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 18, 2003 (File No. 1-11512).
10.56
Security Agreement, dated as of February 18, 2003, made by the Registrant in favor of each of the Secured Parties whose names are set forth on Exhibit A thereto is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 18, 2003 (File No. 1-11512).
10.57
Letter Agreement, dated February 12, 2003, by and between the Registrant and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 18, 2003 (File No. 1-11512).
10.58
Series B Convertible Preferred Stock Purchase Agreement, dated as of October 31, 2003, by and among the Registrant and the purchasers set forth on Exhibit A thereto is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K/A dated October 31, 2003 (File No. 1-11512).
10.59
Registration Rights Agreement, dated as of October 31, 2003, by and among the Registrant and the purchasers listed on Schedule I thereto is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K/A dated October 31, 2003 (File No. 1-11512).
10.60
Form of Warrant to purchase shares of Common Stock of the Registrant issued on October 31, 2003 in connection with the sale of the Series B Convertible Preferred Stock thereto is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 31, 2003 (File No. 1-11512).
10.61
Teaming Agreement by and between General Atomics and the Registrant, dated February 20, 2003 is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K/A Amendment No. 2 to Form 10-K for the year ended September 30, 2002 (File No. 1-11512).
10.62	Modification to Teaming Agreement (Extension of Term) by and between General Atomics and the Registrant, dated October 4, 2003.
10.63
Global Supply Agreement by and between Applied Materials, Inc. and the Registrant, dated as of November 21, 2002 together with Technology Escrow Agreement among Applied Materials, Inc., DSI Technology Escrow Services, Inc. and any additional party signing the Acceptance Form attached to this Agreement is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K/A Amendment No. 2 to Form 10-K for the year ended September 30, 2002 (File No. 1-11512).
14.1	Code of Ethics.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP.
23.2	Notice Regarding Consent of Arthur Andersen LLP.
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)
Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

QuickLinks

PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TABLE OF CONTENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
SATCON TECHNOLOGY CORPORATION CONSOLIDATED BALANCE SHEETS
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS For the Fiscal Years Ended September 30, 2003, 2002 and 2001
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS For the Fiscal Years Ended September 30, 2003, 2002 and 2001
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS For the Fiscal Years Ended September 30, 2003, 2002 and 2001
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
SATCON TECHNOLOGY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2003, 2002 AND 2001
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE
FINANCIAL STATEMENT SCHEDULE SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX