Form 10-K/A
period 2003-09-30
SATCON TECHNOLOGY CORP
filed 2004-01-26
CIK 889423

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

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

        This Amendment No. 1 to Form 10-K/A to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003 ("Fiscal 2003") is being filed to add certain information required to be set forth in Part III. Items 10, 11, 12, 13 and 14 of Part III of the Registrant's Annual Report on Form 10-K for Fiscal 2003, as filed with the Securities and Exchange Commission on December 23, 2003, are hereby amended and restated in their entirety as follows:

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

        Pursuant to the Securities Purchase Agreement (the "1999 Securities Purchase Agreement"), dated as of October 21, 1999, between the Corporation and Mechanical Technology Incorporated ("MTI"), Mr. Goldberg was elected to the Board as of November 15, 1999. Pursuant to the terms of the 1999 Securities Purchase Agreement, as long as MTI owned five percent (5%) of the Common Stock, the Corporation was required to recommend that the Corporation's stockholders vote for MTI's representative. MTI no longer owns 5% of the Common Stock, and the Corporation no longer has the obligation of recommending that its stockholders vote for MTI's representative. The Corporation had also agreed to appoint an additional member to the Board based on the recommendations by MTI. Based on such recommendations, Dr. Wilson was elected to the Board in July 2000.

Current Directors—Terms Expiring in 2004 (Class I Directors)

David B. Eisenhaure, age 58, became a director in 1985.

        David B. Eisenhaure joined the Corporation as President, Chief Executive Officer and Chairman of the Board in 1985. Prior to founding the Corporation, Mr. Eisenhaure was associated with the Charles Stark Draper Laboratory, Incorporated from 1974 to 1985, and with its predecessor, the Massachusetts Institute of Technology's Instrumentation Laboratory, from 1967 to 1974. Mr. Eisenhaure holds S.B., S.M. and an Engineer's Degree in Mechanical Engineering from the Massachusetts Institute of Technology ("M.I.T."). Mr. Eisenhaure previously held an academic position at M.I.T., serving as a lecturer in the Department of Mechanical Engineering. Mr. Eisenhaure also serves on the board of directors of Mechanical Technology Incorporated and Implant Sciences Corporation.

Alan P. Goldberg, age 58, became a director in 1999.

        Alan P. Goldberg joined the Corporation as a director in 1999. Mr. Goldberg serves as President and has been a member of the board of directors of First Albany Companies Inc., an investment bank, since 1993. Mr. Goldberg is active in industry and civic organizations and serves on the board of several non-profit institutions. He received a B.A. degree in Government from Tufts University.

James L. Kirtley, Jr., age 58, became a director in 1992.

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

Current Directors—Terms Expiring in 2006 (Class III Directors)

Marshall J. Armstrong, age 68, became a director in 1994.

        Marshall J. Armstrong joined the Corporation as a director in 1994. Mr. Armstrong previously served as Chief Executive Officer and Chairman of the Board of Thermo Power Corporation from 1992 through 1997. Thermo Power provides research and development relating to engines, cogeneration and refrigeration equipment to the marine, food processing, transportation, power generating, petrochemical and pharmaceutical industries. From January 1998 to September 1999, Mr. Armstrong served as Senior Vice President of Thermo Electron Corporation, where he had been employed since 1968 in various capacities including management of Thermo Electron's government affairs. Mr. Armstrong previously served as a director of Thermo Sentron, Inc. Mr. Armstrong holds an M.S. degree from George Washington University and a B.S. degree in Mechanical Engineering from the University of Vermont.

Anthony J. Villiotti, age 57, became a director in 2002.

        Anthony J. Villiotti first joined the Corporation as a director in June 1997. Following his resignation from the Board in January 2000, Mr. Villiotti re-joined the Corporation as a director in January 2002. Mr. Villiotti formerly served as Vice President and Chief Financial Officer of AquaSource, Inc., a water resource management company, where he was responsible for all financial and information technology activities from May 1999 until his retirement in August 2003. From October 1993 until May 1999, Mr. Villiotti served as Vice President, Treasurer and Controller of DQE Enterprises, where he was responsible for identifying and implementing investment opportunities and for all financial and administrative activities. From June 1990 through October 1993, Mr. Villiotti served as Treasurer and Controller of DQE Enterprises. Mr. Villiotti holds a B.S. degree in accounting from Pennsylvania State University.

Executive Officers of the Corporation

Ralph M. Norwood, age 60, became an Executive Officer in 2002.

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

        For information relating to shares of Common Stock owned by each of the directors and executive officers of the Corporation, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Audit Committee of the Corporation

        The Company has a separately designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Audit Committee consists of Messrs. Armstrong, Goldberg, Villiotti and Wilson.

        The Board of Directors of the Company has determined that Mr. Villiotti qualifies as an audit committee financial expert under Item 401(h) of Regulation S-K. Mr Villiotti is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Corporation's directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership of the Common Stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by SEC regulations to furnish the Corporation with copies of all Section 16(a) forms they file. To the Corporation's knowledge, based solely on a review of the Corporation's records and written representations by the persons required to file such reports, all filing requirements of Section 16(a) were satisfied with respect to the Corporation's most recent fiscal year.

Code of Ethics

        The Corporation has adopted a code of ethics that applies to the Corporation's principal executive officer, principal financial officer and principal accounting officer. Please see Exhibit 14.1 to this Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

  Compensation of Executive Officers

        Summary Compensation Table.    The following table sets forth information concerning the annual and long-term compensation for services rendered to the Corporation for the fiscal years ended September 30, 2003, 2002 and 2001, of those persons who were at September 30, 2003 (i) the chief executive officer of the Corporation and (ii) each other executive officer of the Corporation whose annual compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

Long-Term Compensation Awards Securities Underlying Options (#)
Annual Compensation
Name and Principal Position	Fiscal Year	Salary($)		Bonus($)		Other Annual Compensation ($)				All Other Compensation ($)
David B. Eisenhaure President, Chief Executive Officer and Chairman of the Board	2003 2002 2001	$ $ $	305,177 304,008 284,381	$	— — 100,000	$ $ $	5,600(2 3,900(2 5,500(2	) ) )	— — 100,000	$ $ $	24,787(3 20,787(3 15,037(3	) ) )
Michael C. Turmelle Vice President, Chief Operating Officer and Director	2003 2002 2001	$ $ $	230,889 230,004 209,628	$	— — 60,000	$ $ $	5,600(2 3,900(2 5,500(2	) ) )	— — 100,000	$ $ $	19,579(4 18,027(4 13,245(4	) ) )
Ralph M. Norwood(1) Vice President of Finance, Chief Financial Officer and Treasurer	2003 2002	$ $	210,810 134,886		— —		— —		— 150,000	$ $	16,421(5 7,802(5	) )

(1)
In February 2002, Mr. Norwood joined the Corporation as Vice President of Finance, Chief Financial Officer and Treasurer.

(2)
Amounts consist of Board fees paid to Messrs. Eisenhaure and Turmelle in their capacity as directors of the Corporation of $900 per quarter and $200 per Board meeting attended.

(3)
Includes the amounts of $9,787 for each of 2003, 2002 and 2001 for the dollar value of term life insurance premiums paid by the Corporation on a $1,000,000 term life insurance policy of which members of the Mr. Eisenhaure's family are the beneficiaries. Also includes the amounts of 15,000 for 2003, $11,000 for 2002 and $5,250 for 2001 for the dollar value of the Corporation's contributions under the Corporation's 401(k) Plan.

(4)
Includes the amounts of $7,995 for each of 2003, 2002 and 2001 for the dollar value of life insurance premiums paid by the Corporation on a $1,000,000 term life insurance policy of which members of Mr.Turmelle's family are the beneficiaries. Also includes the amounts of $11,584for 2003, $11,000 for 2002 and $5,250 for 2001 for the dollar value of the Corporation's contributions under the Corporation's 401(k) Plan.

(5)
Includes the dollar value of the Corporation's contributions under the Corporation's 401(k) Plan.

        Option Grants Table.    There were no individual grants of stock options to purchase the Common Stock made to the executive officers named in the Summary Compensation Table during Fiscal 2003.

        Aggregated Option Exercises and Fiscal Year-End Option Value Table.    The following table sets forth certain information regarding stock options exercised during Fiscal 2003 and held as of September 30, 2003 by the executive officers named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)	Value of Unexercised In-The-Money Options at Fiscal Year-End($)(2)
Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
David B. Eisenhaure	—	—	237,500/75,000	$	—/$—
Michael C. Turmelle	—	—	215,013/70,437	$	—/$—
Ralph M. Norwood	—	—	60,000/90,000	$	—/$—

(1)
Represents the difference between the exercise price and the fair market value of the Common Stock on the date of exercise.

(2)
Value is based on the closing sale price of the Common Stock on September 30, 2003, the last trading day of Fiscal 2003 ($2.84), less the applicable option exercise price.

Compensation of Directors

        Outside (non-employee) directors receive $2,500 per quarter as a retainer for serving as a director. Outside directors receive an additional $1,000 per Board meeting if attended in person, or $500 per Board meeting if attended by telephone. The Corporation also pays all out of pocket expenses reasonably incurred by outside directors in attending Board meetings. Employee directors receive a fee of $200 for each Board meeting attended, as well as a retainer of $900 per quarter.

        During Fiscal 2003, the Corporation granted stock options to purchase shares of the Corporation's Common Stock to the members of the Board as follows: Mr. Armstrong: 20,000; Mr. Goldberg: 23,000; Mr. Villiotti: 23,000; and Dr. Wilson: 20,000. The stock option exercise price is $0.70 per share, and these stock options were immediately exercisable upon grant.

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

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

        The Corporation has entered into Key Employee Agreements (the "Employee Agreements") with Messrs. Eisenhaure and Turmelle, which expire on June 30, 2004. The Employee Agreements provide for automatic renewal for three-year periods unless written notice of termination is given by either party not less than three months prior to the expiration date. In addition, pursuant to the Employee Agreements, each of Messrs. Eisenhaure and Turmelle is entitled to receive benefits offered to the

Corporation's employees generally as well as a severance payment equal to 100% of his annual salary, payable in twelve equal monthly installments if (i) the Corporation or a substantial portion of the Corporation is acquired without the approval of the Board; (ii) his employment is terminated without cause or (iii) without his consent, his salary is reduced, there is a substantial change in his position, there is a change in his principal place of employment from the greater Boston, Massachusetts area or the Employee Agreement is not renewed following the expiration of its term. The Employee Agreements also contain provisions prohibiting Messrs. Eisenhaure and Turmelle from competing with the Corporation for a one-year period following termination of employment.

Compensation Committee Interlocks and Insider Participation

        During Fiscal 2003, Messrs. Goldberg and Villiotti, both of whom are independent, in accordance with Nasdaq requirements, served as members of the Compensation Committee. Neither member was ever an officer or an employee of the Corporation. For information regarding Mr. Goldberg's relationship with Mechanical Technology Incorporated, see "Item 13. Certain Relationships and Related Transactions."

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  Equity Compensation Plans

        The following table provides information about the securities authorized for issuance under the Corporation's equity compensation plans as of September 30, 2003.

EQUITY COMPENSATION PLAN INFORMATION

				(c)
	(a)
			(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights
Plan Category			Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights
Equity compensation plans approved by security holders	3,027,682		$8.09	960,939	(1)
Equity compensation plans not approved by security holders	41,000	(2)	$17.56	175,000	(3)
Total	3,068,682		$8.21	1,135,939	(1)(3)

(1)
Includes 166 shares of the Common Stock issuable under the Corporation's 1994 Stock Option Plan, 317 shares of the Common Stock issuable under the Corporation's 1996 Stock Option Plan, 68 shares of the Common Stock issuable under the Corporation's 1998 Stock Incentive Plan, 20,813 shares of the Common Stock issuable under the Corporation's 1999 Stock Incentive Plan, 288,450 shares of the Common Stock issuable under the Corporation's 2000 Stock Incentive Plan and 651,125 shares of the Common Stock issuable under the Corporation's 2002 Stock Incentive Plan.

(2)
Includes 41,000 shares of the Common Stock issuable upon exercise of option grants issued outside of existing stock option plans to non-executive employees. These options were issued on January 19, 2000 at an exercise price of $17.563 per share and expire on January 19, 2010. The right to exercise these options vested in equal annual installments over the four-year period from the date of initial grant. These options must be exercised within 90 days after an employee's termination or they expire.

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

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of December 31, 2003, certain information concerning the beneficial ownership of the Common Stock by (i) each person known by the Corporation to own beneficially five percent (5%) or more of the outstanding shares of the Common Stock; (ii) each of the Corporation's executive officers and directors and (iii) all executive officers and directors as a group.

        The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire on or before February 29, 2004 through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Common Stock Beneficially Owned
Directors and Named Executive Officers
Marshall J. Armstrong	72,000	*
David B. Eisenhaure(3)	3,146,379	12.4%
Alan P. Goldberg(4) c/o First Albany Corporation 30 Pearl Street, #P1 Albany, NY 12207	99,500	*
James L. Kirtley, Jr.	151,323	*
Ralph M. Norwood	109,187	*
Michael C. Turmelle	338,357	1.3%
Anthony J. Villiotti	46,000	*
Gerald L. Wilson	61,500	*
All executive officers and directors as a group (eight persons)(3)(4)	4,026,137	15.4%

*
Less than 1%

(1)
The address for all executive officers and directors, other than Mr. Goldberg, is c/o SatCon Technology Corporation, 161 First Street, Cambridge, Massachusetts 02142.

(2)
Includes the following number of shares of Common Stock issuable upon the exercise of outstanding stock options which may be exercised on or before February 29, 2004: Mr. Armstrong: 72,000; Mr. Eisenhaure: 228,500; Mr. Goldberg: 67,000; Dr. Kirtley: 145,850; Mr. Norwood: 90,000; Mr. Turmelle: 206,013; Mr. Villiotti: 46,000; Dr. Wilson: 60,000; all executive officers and directors as a group: 915,363. Also includes the following number of shares of Common Stock to be issued before February 29, 2004 as company-matching grants under the SatCon Technology Corporation 401(k) Plan: Mr. Norwood: 1,126; Mr. Turmelle: 676; all executive officers and directors as a group: 1,802.

(3)
Includes 64,000 shares of Common Stock issuable upon exercise of warrants held by Mechanical Technology Incorporated. Mr. Eisenhaure is a director of Mechanical Technology Incorporated and disclaims beneficial ownership of these shares.

(4)
Includes 7,500 shares of Common Stock held by Goldberg Charitable Trust of which Mr. Goldberg is the trustee. Mr. Goldberg disclaims beneficial ownership of these shares.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Acquisition of Ling Electronics and Investment by Mechanical Technology Incorporated

        In October 1999, the Corporation acquired Ling Electronics, Inc. and Ling Electronics, Ltd. from Mechanical Technology Incorporated ("MTI"). In consideration for the acquisition of Ling Electronics, MTI received 770,000 shares of Common Stock. Also in October 1999, the Corporation received an investment by MTI. In consideration for its investment, MTI received a total of 1,030,000 shares of Common Stock and warrants to purchase an additional 100,000 shares of Common Stock at an exercise price of $8.80 per share. On October 21, 1999, MTI funded $2,570,000 of its investment in the Corporation and received 370,800 of the 1,030,000 shares of Common Stock and a warrant to purchase 36,000 of the 100,000 shares of Common Stock. MTI made the remaining investment on January 31, 2000 of $4,500,000 and received the remaining 659,200 shares of Common Stock and a warrant to purchase the remaining 64,000 shares of Common Stock. In addition, the Company received a warrant to purchase 108,000 shares of MTI's common stock on October 21, 1999 and a warrant to purchase 192,000 shares of MTI's common stock on January 31, 2000 at exercise prices of $12.56 per share. In connection with these transactions, Alan P. Goldberg, formerly a director of MTI and President of First Albany Companies Inc. was elected a member of the Board on November 15, 1999. Mr. Goldberg resigned from the board of directors of MTI in December 2002. The Corporation had also agreed to appoint an additional member to the Board based on recommendations by MTI. Based on such recommendations, Dr. Wilson was elected to the Board in July 2000. In addition, MTI agreed to appoint Mr. Eisenhaure to its board of directors. Mr. Eisenhaure currently serves on the board of directors of MTI.

  Consulting Agreement with Marshall J. Armstrong

        On July 19, 2000, the Corporation entered into a consulting agreement with Marshall J. Armstrong, one of its directors. In consideration for Mr. Armstrong providing consulting, advisory and related services under the consulting agreement, the Corporation has agreed to pay Mr. Armstrong $2,000 per day (which amount will be proportionately less for partial days) for services performed as well as reimbursement of reasonable and necessary expenses incurred by Mr. Armstrong in connection with the consulting agreement. To date, the Corporation has paid Mr. Armstrong $3,000 under the terms of the consulting agreement since entering into the consulting agreement in July 2000. During fiscal year 2003, the Corporation did not utilize Mr. Armstrong's consulting services and did not pay Mr. Armstrong any consulting fees under the terms of the consulting agreement. The consulting agreement has been terminated.

        The Corporation believes that each of the transactions described above was carried out on terms that were no less favorable to the Corporation than those that would have been obtained from unaffiliated third parties.

        For executive officer compensation and option exercise information, see "Compensation of Executive Officers."

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

        Grant Thornton LLP ("Grant Thornton") billed fees of $300,000 during the fiscal year ended September 30, 2003 for professional services rendered for the audit of the Corporation's financial statements included in this Annual Report on Form 10-K, the review of the financial statements included in the Corporation's Quarterly Reports on Form 10-Q for the quarters ended December 28, 2002, March 29, 2003 and June 28, 2003 and review of registration statements filed during the most recent fiscal year. Grant Thornton billed fees of $160,000 during the fiscal year ended September 30, 2002 for professional services rendered for the audit of the Corporation's financial statements included in its Annual Report on Form 10-K for the year ended September 30, 202 and the review of the financial statements included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.

Tax Fees

        Grant Thornton billed fees of $30,000 during the fiscal year ended September 30, 2003 for professional services rendered for tax compliance, tax advise and tax planning. Grant Thornton did not bill the Corporation for any professional services during the fiscal year ended September 30, 2002.

Financial Information Systems Design and Implementation Fees

        Grant Thornton did not bill the Corporation for any professional services rendered in connection with financial information systems design or implementation, the operation of its information system or the management of its local area network in each of the last two fiscal years.

All Other Fees

        Grant Thornton did not bill the Corporation for any professional services in each of the last two fiscal years.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on January 26, 2004.

SATCON TECHNOLOGY CORPORATION
By:	/s/ DAVID B. EISENHAURE David B. Eisenhaure President, Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ DAVID B. EISENHAURE David B. Eisenhaure	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	January 26, 2004
/s/ RALPH M. NORWOOD Ralph M. Norwood	Vice President of Finance, Chief Financing Officer and Treasurer (Principal Financial Officer)	January 26, 2004
/s/ JOHN J. McCABE John J. McCabe	Controller and Chief Accounting Officer (Principal Accounting Officer)	January 26, 2004
/s/ MICHAEL C. TURMELLE Michael C. Turmelle	Director, Vice President and Chief Operating Officer	January 26, 2004
/s/ JAMES L. KIRTLEY, JR. James L. Kirtley, Jr.	Director, Vice President and Chief Scientist	January 26, 2004
/s/ MARSHALL J. ARMSTRONG Marshall J. Armstrong	Director	January 26, 2004
/s/ ALAN P. GOLDBERG Alan P. Goldberg	Director	January 26, 2004
/s/ ANTHONY J. VILIOTTI Anthony J. Villiotti	Director	January 26, 2004
/s/ GERALD L. WILSON Gerald L. Wilson	Director	January 26, 2004

QuickLinks

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
SIGNATURES