Form 10-Q
period 2003-12-27
SATCON TECHNOLOGY CORP
filed 2004-02-10
CIK 889423

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 27, 2003

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

Common Stock, $0.01 Par Value,
26,673,320 shares outstanding as of February 2, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 27, 2003	September 30, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,207,836	$728,415
Restricted cash and cash equivalents	165,373	506,776
Accounts receivable, net of allowance of $948,986 and $937,030 at December 27, 2003 and September 30, 2003, respectively	5,309,019	5,498,998
Unbilled contract costs and fees	942,151	802,804
Funded research and development expenses in excess of billings	—	150,411
Inventory	4,944,800	5,802,120
Prepaid expenses and other current assets	1,748,390	726,357

Total current assets	18,317,569	14,215,881
Warrants to purchase common stock	140,272	97,490
Property and equipment, net	6,570,934	6,927,411
Goodwill, net	704,362	704,362
Intangibles, net	2,786,067	2,918,188
Other long-term assets	118,610	118,610

Total assets	$28,637,814	$24,981,942

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank line of credit	$—	$1,801,869
Current portion of long-term debt	247,011	271,090
Accounts payable	4,645,197	5,967,651
Accrued payroll and payroll related expenses	1,468,327	1,340,244
Other accrued expenses	2,268,777	2,917,176
Accrued contract losses	304,082	387,778
Deferred revenue	1,170,732	2,447,054
Accrued restructuring costs	495,612	495,612
Liability to redeemable convertible Series B preferred stockholders	7,675,000	—

Total current liabilities	18,274,738	15,628,474
Redeemable convertible Series A preferred stock (none and 132.7 shares issued and outstanding at December 27, 2003 and September 30, 2003, respectively; face value: $12,500 per share; liquidation preference: 150%)	—	1,658,750
Convertible subordinated debentures (Face value: $762,500; liquidation preference: 150%)	—	762,500
Long-term debt, net of current portion	455,934	501,590
Other long-term liabilities	147,277	268,482
Commitments and contingencies
Stockholders' equity:
Common stock; $0.01 par value, 50,000,000 shares authorized; 25,142,052 and 21,023,200 shares issued and outstanding at December 27, 2003 and September 30, 2003, respectively	251,421	210,232
Additional paid-in capital	127,291,131	122,792,791
Accumulated deficit	(117,623,182)	(116,701,523)
Accumulated other comprehensive loss	(159,505)	(139,354)

Total stockholders' equity	9,759,865	6,162,146

Total liabilities and stockholders' equity	$28,637,814	$24,981,942

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	December 27, 2003	December 28, 2002
Revenue:
Product revenue	$6,208,546	$5,330,663
Funded research and development and other revenue	1,978,602	1,590,267

Total revenue	8,187,148	6,920,930

Operating costs and expenses:
Cost of product revenue	5,198,152	6,100,592
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	1,378,782	1,380,318
Unfunded research and development expenses	985	580,835

Total research and development and other revenue expenses	1,379,767	1,961,153
Selling, general and administrative expenses	2,241,483	3,779,725
Amortization of intangibles	111,672	146,733

Total operating costs and expenses	8,931,074	11,988,203

Operating loss	(743,926)	(5,067,273)
Net unrealized gain on warrants to purchase common stock	42,782	5,837
Net gain on Series B warrants	35,442	—
Interest income	2,410	1,700
Interest expense	(258,367)	(197,988)

Net loss	$(921,659)	$(5,257,724)

Net loss per weighted average share, basic and diluted	$(0.04)	$(0.31)

Weighted average number of common shares, basic and diluted	24,274,611	16,877,630

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

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the three months ended December 27, 2003

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Comprehensive Loss
Balance, September 30, 2003 (Audited)	21,023,200	$210,232	$122,792,791	$(116,701,523)	$(139,354)	$6,162,146
Net loss	—	—	—	(921,659)	—	(921,659)	$(921,659)
Issuance of common stock to 401(k) Plan	48,804	488	138,115	—	—	138,603	—
Issuance of common stock in connection with exercise of Series A warrant to purchase common stock	28,000	280	—	—	—	280	—
Issuance of common stock in connection with exercise of warrants to purchase common stock	1,826,176	18,262	1,527,350	—	—	1,545,612	—
Issuance of common stock in connection with cashless exercise of warrants to purchase common stock	76,520	765	(765)	—	—	—	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock	17,000	170	10,540	—	—	10,710	—
Issuance of common stock in connection with the conversion of redeemable convertible Series A preferred stock	1,327,000	13,270	1,645,480	—	—	1,658,750	—
Issuance of common stock in connection with the conversion of convertible subordinated debentures	666,000	6,660	825,840	—	—	832,500	—
Issuance of common stock in lieu of first year interest on convertible subordinated debentures	8,298	83	23,981	—	—	24,064	—
Issuance of common stock in lieu of first six -months dividend on redeemable convertible Series B preferred stock	76,054	761	229,454	—	—	230,215	—
Issuance of common stock to Aurelius Consulting Group	45,000	450	101,700	—	—	102,150	—
Issuance of warrants to purchase common stock	—	—	32,087	—	—	32,087	—
Mark-to-market Series B warrants	—	—	(35,442)	—	—	(35,442)	—
Foreign currency translation adjustment	—	—	—	—	(20,151)	(20,151)	(20,151)

Comprehensive loss							$(941,810)

Balance, December 27, 2003	25,142,052	$251,421	$127,291,131	$(117,623,182)	$(159,505)	$9,759,865

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 27, 2003	December 28, 2002
Cash flows from operating activities:
Net loss	$(921,659)	$(5,257,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	512,908	631,629
Provision for uncollectible accounts	16,299	157,462
Provision for excess and obsolete inventory	—	115,179
Net unrealized gain on warrants to purchase common stock	(42,782)	(5,837)
Net gain on Series B warrants	(35,442)	—
Non-cash compensation expense	240,753	218,661
Non-cash interest expense	186,502	72,824
Changes in operating assets and liabilities:
Accounts receivable	173,680	1,160,936
Unbilled contract costs and fees	(139,347)	594,224
Prepaid expenses and other current assets	(182,007)	(78,791)
Inventory	1,595,262	(657,091)
Other long-term assets	—	20,000
Accounts payable	(1,322,454)	403,422
Accrued payroll and payroll related expenses, other expenses, accrued contract losses and restructuring costs	(1,223,843)	244,442
Other liabilities	(1,405,244)	672,783

Total adjustments	(1,625,715)	3,549,843

Net cash used in operating activities	(2,547,374)	(1,707,881)

Cash flows from investing activities:
Purchases of property and equipment	(24,310)	(161,947)

Net cash used in investing activities	(24,310)	(161,947)

Cash flows from financing activities:
Net (repayments) borrowings under bank line of credit	(1,801,869)	500,739
Repayment of long-term debt	(69,735)	(64,099)
Proceeds from issuance of convertible subordinated debentures	70,000	—
Net proceeds from issuance of convertible preferred stock	6,974,855	—
Net proceeds from exercise of warrants and options to purchase common stock	1,556,602	—

Net cash provided by financing activities	6,729,853	436,640

Effect of foreign currency exchange rates on cash and cash equivalents	(20,151)	55,764

Net increase (decrease) in cash and cash equivalents, including restricted cash and cash equivalents	4,138,018	(1,377,424)
Cash and cash equivalents at beginning of period, including restricted cash and cash equivalents	1,235,191	2,120,306

Cash and cash equivalents at end of period, including restricted cash and cash equivalents	$5,373,209	$742,882

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-Cash Investing and Financing Activities:
Valuation adjustment for warrants to purchase common stock	$42,782	$5,837
Valuation adjustment for Series B warrants	$35,422	$—
Change in unrealized loss on Beacon Power Corporation common stock	$—	$235,296
Interest and Income Taxes Paid:
Interest	$71,865	$185,543
Income Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 27, 2003 AND DECEMBER 28, 2002

(Unaudited)

Note A. Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its wholly-owned subsidiaries (collectively, the "Company") as of December 27, 2003 and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. According, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These consolidated financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003. Operating results for the three months ended December 27, 2003 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

        The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each of the past five years. As of December 27, 2003, it had an accumulated deficit of $117,623,182. During the three months ended December 27, 2003, the Company incurred a loss of $921,659. In addition, the Company's business plan envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past. If, however, the Company is unable to realize its plan, it may not be in compliance with loan covenants which may cause a default, as defined in the loan agreement, and may be forced to raise additional funds by selling stock, restructuring its borrowing, selling assets, or taking other actions to conserve its cash position. In addition, the Company's stock is listed on the Nasdaq National Market which requires it to comply with Nasdaq's Maketplace Rules. These rules require that the Company maintain a market value of at least $50 million or have total assets of at least $50 million and at least $50 million of total revenue and that the stock price stay above $1.00, among others. If the Company fails to maintain these rules and the Company' Common Stock is delisted from the Nasdaq National Market, there could be greater difficulty in obtaining financing.

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

        In October 2003, all of the holders of warrants issued in connection with the February 2003 financing transaction, exercised their warrants to purchase 1,574,000 shares of the Company's Common Stock. These warrants had an initial exercise price of $1.50, but as a result of the Company not meeting certain financial parameters in its fiscal fourth quarter, the exercise price would have been adjusted to $1.00 upon the filing of the Company's Form 10-K for the fiscal year ended September 30, 2003. The Company offered these warrant holders an opportunity to exercise these warrants at $1.00 per share in October 2003 in exchange for the holders to waive their right to any penalties resulting from the fact that the registration statement underlying the securities issued in the February 2003 financing transaction had not been declared effective by the United States Securities and Exchange Commission (the "SEC") prior to June 19, 2003.

        In October 2003, the holders of the redeemable convertible Series A Preferred Stock converted 132.7 shares into 1,327,000 shares of the Company's Common Stock. As a result of this conversion, the Company recorded the remaining unamortized balance of the prepaid first year dividends, or $67,976, in October 2003.

        In October 2003, the holders of the convertible subordinated debentures converted $762,500 into 610,000 shares of the Company's Common Stock. As a result of this conversion, the Company recorded the remaining unamortized balance of the prepaid first year interest, or $81,155, in October 2003. Also in October 2003, an additional investment of $70,000 was made by issuing $70,000 of convertible subordinated debentures. The Company also issued 8,298 shares of Common Stock as payment of the first year interest, valued based on the average of the closing bid and ask price of the Common Stock on the Nasdaq National Market for the five trading days preceding February 18, 2003. These secured convertible subordinated debentures were subsequently converted at a conversion price per share of $1.25 into 56,000 shares of Common Stock. As a result of this conversion, the Company recorded all of the interest on these debentures in October 2003. In connection with this transaction, the Company issued warrants to purchase up to 28,000 shares of Common Stock. Warrants which were exercised at a price of $1.00 per share, and warrants to purchase up to 28,000 shares of Common Stock which were exerciseable for one business day after the date of their issuance and had an exercise price of $0.01 per share.

        On October 31, 2003, the Company completed a $7.7 million equity transaction involving the issuance of 1,535 shares of its Series B Convertible Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"), and warrants to purchase up to 1,228,000 shares of the Company's Common Stock, to 25 accredited investors (the "October 2003 Financing Transaction").

        In connection with the October 2003 Financing Transaction, the Company issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock is convertible into a number of shares of Common Stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which is $2.50. The total number of shares of Common Stock issuable upon conversion of the shares of Series B Preferred Stock issued and sold is 3,070,000. The Series B Preferred Stock accrues dividends of 6% per annum, increasing to 8% per annum on October 1, 2005. The dividend for the first six months was paid at closing by issuing 76,054 shares of Common Stock, valued based on the average of the closing bid and ask price of the Common Stock on the Nasdaq National Market for the five trading days preceding October 31, 2003. All further dividends will be paid on a semi-annual basis. Except in certain limited circumstances, the Company may opt to pay these dividends in cash or in shares of Common Stock.

        As part of the October 2003 Financing Transaction, the Company also issued warrants to purchase up to 1,228,000 shares of its Common Stock. These warrants are exercisable for a five-year term and have an initial exercise price of $3.32 per share, which represents 110% of the average closing price of the Common Stock for the five trading days preceding October 31, 2003. These warrants are immediately exercisable and expire on October 31, 2008. The Company has valued these warrants at $2,935,558, using the Black-Scholes option-pricing model.

        Burnham Hill Partners, LLC, a division of Pali Capital, Inc. ("BHP"), served as placement agent for the transaction. As part of its commission, BHP received a cash placement fee equal to 7% of the gross proceeds received by the Company in connection with the financing. Based on the amount of the financing, this cash placement fee was approximately $540,000 (including reimbursement of out-of-pocket expenses), which was paid from gross proceeds received by the Company. BHP will also receive a cash placement fee of 4% of the aggregate consideration received by the Company in connection with the cash exercise of warrants issued to the investors in the financing, as well as certain warrants issued in the Company's previous financing (which were exercised prior to October 31, 2003). In addition, BHP, or its assigns, received warrants, with an exercise price of $0.01 per share, to purchase an aggregate of 150,430 shares of Common Stock. These warrants are immediately exercisable and expire five years after date of issuance. The Company has valued these warrants at $435,166, using the Black-Scholes option-pricing model and has treated this as a transaction cost.

        The stock purchase agreement required the registration statement underlying the common stock to be declared effective by the SEC. Failure to satisfy this contingency may have resulted in a portion or all of the proceeds being returned to the investors. The Company filed the required registration statement with the SEC on December 23, 2003 and it was declared effective on December 31, 2003. However, because the Company failed to have this registration become effective on or before December 27, 2003, the Company has accounted for the proceeds received in connection with the October 2003 Financing Transaction as a deposit (liability) on the transaction as of December 27, 2003. In addition, because the Company failed to initially file this registration statement with the SEC on or before December 15, 2003, it was potentially required to pay liquidated damages to each of the investors in the private offering of 3% of the investor's investment in cash for the first month of delay and 1.5% of the investor's investment for each additional month of delay in cash or shares of the Company's common stock, at its option. As of December 27, 2003, the Company had accrued $61,400 for these potential penalties and is included in selling, general and administrative expenses for the three months ending December 27, 2003. On December 31, 2003, the Company will account for the transaction in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series B preferred stock and the warrants issued to the investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities as follows:

Security	Face Value	Fair Value	Allocation of Proceeds, Net of Transaction Costs	Beneficial Conversion Feature	Discount
Redeemable convertible Series B preferred stock	$7,675,000	$12,398,195	$5,247,393	$5,905,267	$8,332,874
Warrants	—	$2,935,558	$1,242,441	—	—

        The Company will recognize the discount as interest expense through the earliest date of conversion and accordingly, the Company will record $8,332,874 of additional interest expense during the three months ended March 27, 2004.

        As of February 2, 2004, 585 shares of the redeemable convertible Series B preferred stock had been converted into 1,170,000 shares of Common Stock. As a result of the conversions, the Company will record the remaining unamortized balance of the prepaid first six-months dividend on the converted securities, or $58,500, during the three months ended March 27, 2004.

        In November 2003, the Company repaid all outstanding amounts under the line of credit with Silicon Valley Bank (the "Bank") and the Bank released $375,000 of the $506,776 cash previously restricted. In addition, on December 12, 2003, the Company amended its agreement with the Bank. Under the amended agreement, the Bank will provide the Company with a line of credit of up to $6,250,000 (the "Amended Loan"). The Amended Loan is secured by most of the assets of the Company and advances under the Amended Loan are limited to 80% of eligible accounts receivables, which would permit borrowings up to $5,000,000. Interest on outstanding borrowings accrues at a rate equal to the Bank's prime rate of interest plus 1.5% per annum. In addition, the Company will pay to the Bank a collateral handling fee of 2.4% per annum of the average daily outstanding balance. The interest rate increase to the Bank's prime rate plus 3.0% per annum and the collateral handling fee increases to 3.0% per annum if the Company fails to meet certain financial ratios. In addition, the Company has agreed to the following fees: (i) a $23,250 non-refundable facility fee upon the execution of the agreement; (ii) an unused line fee in an amount equal to 0.50% per annum on the difference between $5 million and the average daily principal balance of the loans outstanding during the month; and (iii) an early termination fee of $25,000 if the Company terminates the agreement before June 12, 2004. The Amended Loan contains certain financial covenants relating to net tangible worth, as defined, which the Company must satisfy in order to continue borrowing from the Bank. The Amended Loan matures on December 9, 2004. In connection with the Amended Loan, the Company issued to the Bank a warrant to purchase up to 16,164 shares of its common stock, at an exercise price of $2.32 per share. This warrant is immediately exercisable and expires on December 11, 2010. The Company has valued this warrant at $32,087 using the Black-Scholes option-pricing model, is treating this as a deferred financing cost and is amortizing this value on a straight line basis through December 9, 2004.

        The Company believes that the combination of existing cash on hand after the above transactions, together with the ability to borrow under the Amended Loan will be sufficient to fund its operations through September 30, 2004. This assumes that the Company will achieve its business plan. However, this business plan envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past. If, however, the Company is unable to realize its plan, it may not be in compliance with loan covenants which may cause a default, as defined in he loan agreement, and it may be forced to raise additional funds by selling stock, restructuring its borrowing, selling assets, or taking other actions to conserve its cash position.

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

        The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as research and development expense as incurred. As of December 27, 2003 and September 30, 2003, the Company has accrued $304,082 and $387,778, respectively, for anticipated contract losses on commercial contracts.

        Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in research and development and other revenue expenses.

        Deferred revenue consists of payments received from customers in advance of services performed, product shipped or installation completed.

Long-Lived Assets

        Effective October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This statement affects the Company's treatment of goodwill and other intangible assets. The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically performed, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease.

        The Company performs a goodwill impairment test on an annual basis, as of the beginning of its fiscal fourth quarter, and on an interim basis, if certain conditions exist, as required by SFAS No. 142 on an annual basis. The Company determines the fair value of each of the reporting units based on a discounted cash flow income approach.

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

        Had compensation cost for the Company's stock-based compensation been determined based on fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss and loss per share for the three months ended December 27, 2003 and December 28, 2002 would have been increased to the pro forma amounts indicated below:

		Three Months Ended
	December 27, 2003		December 28, 2002
	Net Loss Attributable to Common Stockholders	Loss per Common Share, Basic and Diluted	Net Loss Attributable to Common Stockholders	Loss per Common Share, Basic and Diluted
As Reported	$(921,659)	$(0.04)	$(5,257,724)	$(0.31)
Stock based employee compensation expense	(802,258)	(0.03)	(1,093,863)	(0.07)

Pro Forma	$(1,723,917)	$(0.07)	$(6,351,587)	$(0.38)

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

        The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life of seven years, expected volatility ranging from 117.5% to 119.3%, no dividends, and risk-free interest rate of 4.00% for the three months ended December 27, 2003 and an expected life of seven years, expected volatility ranging from 93.8% to 98.0%, no dividends, and risk-free interest rate of 4.00% for the three months ended December 28, 2002

Recent Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, an amendment to FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial reporting. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 and did not have a material effect on its financial position or results of operations.

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

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have a material effect on the Company's results of operations or financial condition.

Note D. Loss per Share

        The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:

	Three Months Ended
	December 27, 2003	December 28, 2002
Net loss	$(921,659)	$(5,257,724)

Basic and diluted:
Common shares outstanding, beginning of period	21,023,200	16,741,646
Weighted average common shares issued during the period	3,251,411	135,984

Weighted average shares outstanding—basic and diluted	24,274,611	16,877,630

Net loss per weighted average share, basic and diluted	$(0.04)	$(0.31)

        As of December 27, 2003 and December 28, 2002, 5,491,605 and 4,164,623 shares of common stock issuable upon the exercise of options and warrants, respectively, were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive. In addition, as of December 27, 2003, 3,070,000 shares of common stock issuable upon the conversion of the redeemable convertible Series B preferred stock were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive.

Note E. Inventory

        Inventory consists of the following:

	December 27, 2003	September 30, 2003
Raw material	$1,105,902	$1,316,910
Work-in-process	3,063,674	2,488,556
Finished goods	775,224	1,996,654

	$4,944,800	$5,802,120

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

        The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations, including amortization of intangibles. Common costs not directly attributable to a particular segment are included in the Applied Technology segment. These costs include corporate costs such as executive officer compensation, facility costs, legal, audit and tax and other professional fees and totaled $592,897 and $1,137,556 for the three months ended December 27, 2003 and December 28, 2002, respectively.

        The following is a summary of the Company's operations by operating segment:

	Three Months Ended
	December 27, 2003	December 28, 2002
Applied Technology:
Funded research and development and other revenue	$1,978,602	$1,590,267

Loss from operations, including amortization of intangibles of $80,422 and $88,884 for the three months ended December 27, 2003 and December 28, 2002, respectively	$(608,751)	$(1,528,790)

Power Systems:
Product revenue	$4,167,969	$3,108,222

Loss from operations, including amortization of intangibles of $0 and $26,599 for the three months ended December 27, 2003 and December 28, 2002, respectively	$(41,873)	$(3,092,263)

Electronics:
Product revenue	$2,040,577	$2,222,441

Loss from operations, including amortization of intangibles of $31,250 for the three months ended December 27, 2003 and December 28, 2002	$(93,302)	$(446,220)

Consolidated:
Product revenue	$6,208,546	$5,330,663
Funded research and development and other revenue	1,978,602	1,590,267

Total revenue	$8,187,148	$6,920,930

Loss from operations	$(743,926)	$(5,067,273)
Net unrealized gain on warrants to purchase common stock	42,782	5,837
Net unrealized gain on Series B warrants	35,442	—
Interest income	2,410	1,700
Interest expense	(258,367)	(197,988)

Net loss	$(921,659)	$(5,257,724)

        Common assets not directly attributable to a particular segment are included in the Applied Technology segment. These assets include cash and cash equivalents, prepaid and other corporate assets and amounted to $7,098,750 and $1,578,302 at December 27, 2003 and September 30, 2003, respectively. The following is a summary of the Company's assets by operating segment:

	December 27, 2003	September 30, 2003
Applied Technology:
Segment assets	$12,628,885	$6,977,993
Power Systems:
Segment assets	9,423,671	11,189,338
Electronics:
Segment assets	6,444,986	6,717,121

Consolidated:
Segment assets	28,497,542	24,884,452
Warrants to purchase common stock	140,272	97,490

Total assets	$28,637,814	$24,981,942

        The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended
	December 27, 2003	December 28, 2002
Revenue by geographic region:
United States	$6,622,908	$5,855,331
Rest of world	1,564,240	1,065,599

Total revenue	$8,187,148	$6,920,930

	December 27, 2003	September 30, 2003
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:
United States	$10,226,107	$10,656,469
Rest of world	94,138	109,592

Total long-lived assets (including goodwill and intangible assets)	$10,320,245	$10,766,061

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

        On or about January 23, 2004, SatCon Power Systems Canada Ltd. ("SatCon Canada"), a wholly-owned subsidiary of SatCon Technology Corporation, received a communication from Maltmans, a Canadian insurance adjuster for Falconbridge Dominicana, C.Por.A. ("Falcondo"), providing notice of a claim against SatCon Canada for costs and damages resulting from a fire at Falcondo's facility in the Dominican Republic. SatCon Canada is a subcontractor on an installation at Falcondo's facility in the Dominican Republic. Similar demands were sent by Maltmans to other contractors and suppliers of the project. Maltmans claims that preliminary estimates of losses are in excess of $10 million. Maltmans provided no basis for the estimated loss or any substantiation of the purported claim against SatCon Canada. The Company does not believe that there is any causal relationship between the products and services SatCon Canada provided at the facility and the fire that occurred. The Company has provided notice to its insurance company and is coordinating the gathering of information regarding the fire with the general contractor and its insurance representatives. The Company does not believe that this matter will materially adversely affect its results of operations or financial condition or net cash flows.

        The Company is not aware of any other current or pending litigation to which the Company is or may be a party that the Company believes could materially adversely affect its results of operations or financial condition or net cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Information

        This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Act of 1934. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates," and similar expressions, whether in the negative or in the affirmative. Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, our actual results could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements below under the heading "Factors Affecting Future Results" that we believe could cause our actual results to differ materially from the forward-looking statements that we make. We do not intend to update information contained in any forward-looking statements we make.

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

        We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed-upon the final indirect cost rates for the fiscal year ended September 30, 2000. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of December 27, 2003 and September 30, 2003, we have accrued approximately $0.3 million and $0.4 million, respectively, for anticipated contract losses.

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

Results of Operations

  Three Months Ended December 27, 2003 Compared to Three Months Ended December 28, 2002

        Product Revenue.    Product revenue increased by $0.9 million, or 16%, from $5.3 million in fiscal year 2003 to $6.2 million in fiscal year 2004. The increase in product revenue was comprised of $1.1 million from our Power Systems division offset by a reduction in revenue of $0.2 million from our Electronics division.

        The increase of $1.1 million in revenue from Power Systems was largely due to the recognition of $0.8 million of revenue previously deferred associated with the 2.2 MW Uninterruptible Power Supply ("UPS") System shipped during fiscal year 2003. During the three months ended December 27, 2003, we successfully installed the 2.2 MW UPS.

        Funded research and development and other revenue.    Funded research and development and other revenue increased by $0.4 million, or 24%, from $1.6 million in fiscal year 2003 to $2.0 million in fiscal year 2004. This increase was primarily attributable to an increase in revenue of $0.6 million from a contract with General Atomics to deliver modular, electric power converter and control assemblies to be installed on the RV Triton, a British research vessel and $0.4 million from a classified program where the end customer is the U.S. Navy. These increases were offset in part by a $0.4 million reduction in revenue from a contract with General Atomics to develop integrated power systems for future U.S. Navy's "all-electric" ship platforms.

        Cost of product revenue.    Cost of product revenue decreased by $0.9 million, or 15%, from $6.1 million in fiscal year 2003 to $5.2 million in fiscal year 2004. The decrease was primarily attributable to a reduction in our manufacturing cost structure, offset in part by an increase in material costs due to higher sales volume. Gross margin improved from -14% to 16% as a result of a reduction in manufacturing overhead and, to a lesser degree, higher sales volume.

        Funded research and development and other revenue expenses.    Funded research and development and other revenue expenses remained flat at $1.4 million. The gross margin on funded research and other revenue improved from 13% in fiscal year 2003 to 30% in fiscal year 2004. In large part, this improvement is reflective of an increase in revenue and improved efficiency.

        Unfunded research and development expenses.    Unfunded research and development expenses decreased by $0.6 million, or 100%, from $0.6 million in fiscal year 2003 to $0.0 million in fiscal year 2004. The primary reason for the reduction in unfunded research and development expenses is the completion of the UPS development activity and the termination of radio frequency research effort in our Electronics division.

        Selling, general and administrative expenses.    Selling, general and administrative expenses decreased by $1.5 million, or 41%, from $3.8 million in fiscal year 2003 to $2.2 million in fiscal year 2004. The decrease was primarily the result of a streamlining of the cost structure in our Power Systems division. To a lesser extent, this reduction was also a result of lower spending in our Electronics unit and our corporate costs as well as the elimination of the accrued penalties associated with the February 2003 financing transactions, offset in part by potential penalties associated with the October 2003 financing transaction.

        Amortization of intangibles.    Amortization of intangibles remained flat at $0.1 million.

        Net unrealized gain/(loss) on warrants to purchase common stock.    There was no significant net unrealized gain on warrants to purchase common stock in fiscal year 2004 and 2003. We account for our warrants to purchase Mechanical Technology Incorporated's common stock and to purchase Beacon Power Corporation's common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we have recorded these warrants at their fair value at December 27, 2003.

        Interest expense, net.    Interest expense, net was $0.3 million for fiscal year 2004 compared with $0.2 million for fiscal year 2003, an increase of $0.1 million. Interest expense, net for fiscal year 2004 includes $0.2 million associated with the redeemable convertible Series A preferred stock and subordinated debentures, $0.1 million associate with the line of credit with Silicon Valley Bank and $0.1 million associated with the Series B preferred stock, offset by a benefit from the negotiated reduction in fees associated with the February 2003 transaction. Interest expense, net for fiscal year 2003 includes the amortization of the fair value, as determined using the Black-Scholes option pricing model, of the warrants we issued in connection with our existing line of credit of $0.1 million and $0.1 million of costs associated with the forbearance agreement entered into on December 19, 2002.

Liquidity and Capital Resources

        As of December 27, 2003, we had $5.4 million of cash, of which $0.2 million was restricted. At this time no funds had been drawn against our $6.3 million line of credit with Silicon Valley Bank. In addition, at December 27, 2003 our trade payables totaled $3.7 million, of which $2.0 million were for invoices over 60 days old. In addition, we had $0.9 million of accrued accounts payable at December 27, 2003 for goods and services received but not yet invoiced.

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

        We anticipate that our cash after these transactions, together with the availability under the Amended Loan will be sufficient to fund our operations through September 30, 2004. This assumes that we will achieve our business plan and remain in compliance with the Amended Loan. The business plan envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past. If, however, we are unable to realize our plan, we may not be in compliance with loan covenants which may cause a default, as defined in the loan agreement, and we may be forced to raise additional funds by selling stock, restructuring our borrowings, selling assets, or taking other actions to conserve our cash position.

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

        Our financial statements for our fiscal year ended September 30, 2003, which are included in our Annual Report on Form 10-K, contain an audit report from Grant Thornton LLP. The audit report contains a going concern qualification, which raises substantial doubt with respect to our ability to continue as a going concern. However, our business plan, which envisions a significant improvement in results from the recent past, has sufficient liquidity to fund operations through September 30, 2004. The receipt of a going concern qualification may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations.

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

        As of December 27, 2003, our cash and cash equivalents were $5.4 million, including restricted cash and cash equivalents of $0.2 million, an increase of $4.1 million from September 30, 2003. Cash used in operating activities for the three months ended December 27, 2003 was $2.5 million as compared to $1.7 million for three months ended December 28, 2002. Cash used in operating activities during the three months ended December 27, 2003 was primarily attributable to the net loss, net of unrealized gain on warrants to purchase common stock and gain on Series B warrants, offset by non-cash items such as depreciation and amortization, provisions for uncollectible accounts and excess and obsolete inventory, non-cash compensation expense, non-cash interest expense and decreases in working capital.

        Cash used by investing activities during the three months ended December 27, 2003 was $0.0 million as compared to $0.2 million for the three months ended December 28, 2002.

        Cash provided by financing activities for the three months ended December 27, 2003 was $6.7 million as compared to $0.4 million for the three months ended December 28, 2002. Net cash provided by financing activities during the three months ended December 27, 2003 includes $7.0 million from the proceeds from the sale of the redeemable convertible Series B Preferred Stock and the convertible subordinated debentures, $1.6 million from of proceeds from the exercise of warrants to purchase common stock, offset in part by a reduction of $1.8 million in bank borrowings and $0.1 million repayment of long-term debt.

        We lease equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments, as of December 27, 2003, under the capital and operating leases with non-cancelable terms are as follows:

Fiscal Years ended September 30,	Capital Leases	Operating Leases
2004	$251,556	$744,382
2005	236,456	501,108
2006	316,762	262,367
2007	—	264,000
2008	—	291,500
Thereafter	—	612,500

Total	$804,774	$2,675,857

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

        As of December 27, 2003, we had an accumulated deficit of approximately $117.6 million. During the fiscal quarter ended December 27, 2003, we had a loss from operations of approximately $0.7 million. If we are unable to operate on a cash flow breakeven basis during 2004, we may need to raise additional capital in order to sustain our operations. There can be no assurance that we will be able to achieve such results or to raise such funds if they are required.

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

        We have authorized 50,000,000 shares of our common stock, of which 26,673,320 shares were issued and outstanding as of February 2, 2004. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise capital that we may need at today's stock prices, we will need to issue securities that are convertible into or exercisable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options, whether currently outstanding or subsequently granted, exercise their options or if warrant holders exercise their warrants to purchase shares of our common stock.

        The sale or issuance of a large number of shares of our common stock could depress our stock price.

        As of February 2, 2004, we have reserved 5,055,505 shares of common stock for issuance upon exercise of stock options and warrants, 1,207,855 shares for future issuances under our stock plans and 388,786 shares for future issuances as matching contributions under our 401(k) plan. As of February 2, 2004, holders of warrants and options to purchase an aggregate of 4,333,343 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144.

        As of February 2, 2004, we have also reserved 1,900,000 shares of common stock for issuance upon conversion of the outstanding redeemable convertible Series B preferred stock, which can be converted at any time.

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

        Our stock is listed on the Nasdaq National Market, which affords us an opportunity for relatively broad exposure to a wide spectrum of prospective investors. As a requirement of continued inclusion in the Nasdaq National Market, SatCon must comply with Nasdaq's Marketplace Rules, which require that we maintain a market value of at least $50 million or have total assets of at least $50 million and at least $50 million of total revenue and that our stock price stays above $1.00, among others. Over the past twelve months, SatCon had received notice from Nasdaq that it was not in compliance with Marketplace Rules. Subsequently, SatCon was advised that it had achieved compliance and as of February 2, 2004, SatCon is in compliance with the Nasdaq National Market Marketplace Rules for Continued Inclusion. However, if we fail to maintain compliance with these rules and our common stock is delisted from the Nasdaq National Market, there could be a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with the Nasdaq National Market, the loss of federal preemption of state securities laws, the potential loss of confidence by suppliers, customers and employees, as well as the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

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

        As of February 2, 2004, we held 72 U.S. patents and had 3 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe, and Asia for many of these patents. The expiration date of our patents range from 2009 to 2021, with the majority expiring after 2015. As a qualifying small business from our inception to date, we have retained commercial ownership rights to proprietary technology developed under various U.S. government contracts and grants.

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

        As of December 31, 2003, our executive officers and directors, and their affiliates, beneficially owned approximately 4,026,137 of our outstanding shares of common stock, representing approximately 15.4% of our outstanding common stock, a majority of which was beneficially owned by Mr. Eisenhaure, our president, chief executive officer, chairman of the board and founder. Specifically, as of such date, Mr. Eisenhaure beneficially owned 3,146,379 shares of our common stock, representing 12.4% of our outstanding common stock. If all of these stockholders were to vote together as a group, they would have the ability to exert significant influence over our board of directors and its policies. As a practical matter, Mr. Eisenhaure has significant influence over the election of our directors and determining the outcome of corporate actions requiring stockholder approval, including votes concerning director elections, bylaw amendments and possible mergers, corporate control contests and other significant corporate transactions, irrespective of how some of our other stockholders may vote. Accordingly, such concentration of ownership may have the effect of delaying, deterring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock.

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

        Although we have dismissed Arthur Andersen LLP as our independent public accountants and have engaged Grant Thornton LLP, our financial statements for the fiscal year ended September 30, 2001 were audited by Arthur Andersen. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government's investigation of Enron Corporation. On June 15, 2002, a jury in Houston, Texas found Arthur Andersen guilty of these federal obstruction of justice charges. In light of the jury verdict and the underlying events, Arthur Andersen subsequently substantially discontinued operations and dismissed essentially its entire workforce. You are therefore unlikely to be able to exercise effective remedies or collect judgments against Arthur Andersen. In addition, Arthur Andersen has not consented to the inclusion of its report in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, and the requirement to file its consent has been dispensed with in reliance on Rule 437a promulgated under the Securities Act of 1933. Because Arthur Andersen has not consented to the inclusion of its report in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, you will not be able to recover against Arthur Andersen under Section 11 of the Securities Act for any untrue statement of a material fact contained in the financial statements audited by Arthur Andersen or any omissions to state a material fact required to be stated in those financial statements.

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

        As of February 2, 2004, we had no borrowings under our financing agreement with The Silicon Valley Bank. This agreement subjects us to various financial and other covenants with which we must comply on an ongoing or periodic basis. The financial covenant requires us to maintain a minimum level of tangible net worth, as defined, which varies from month to month. If we violate this or any other covenant, there may be a material adverse effect on us. Most notably, our outstanding debt under this agreement could become immediately due and payable, the bank could proceed against any collateral securing such indebtedness and our ability to borrow additional funds in the future may be limited.

        The holders of our Series B Preferred Stock are entitled to receive liquidation payments in preference to the holders of our common stock.

        As of February 2, 2004, 950 shares of our Series B Preferred Stock were outstanding. Pursuant to the terms of the certificate of designation creating the Series B Preferred Stock, upon a liquidation of our company, the holders of shares of the Series B Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is $5,000 per share of Series B Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares. Dividends accrue on the shares of Series B Preferred Stock at a rate of 6% per annum increasing to a rate of 8% per annum on October 1, 2005.

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

Recent Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, an amendment to FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial reporting. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 and it did not have a material effect on our financial position or results of operations.

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

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the SFAS No. 150 and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have a material effect on our results of operations or financial condition.

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

Foreign Currency Risk

        Nearly all of our sales outside the United States are priced in US dollars. If the US Dollar strengthens versus local currencies, it may result in our products becoming more expensive in foreign markets. In addition, approximately 15–20% of our costs are incurred in foreign currencies, especially the Canadian dollar. If the US Dollar weakens versus these local currencies, it may result in an increase in our cost structure.

Item 4. Controls and Procedures

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

  (b)
  Changes in Internal Control Over Financial Reporting.

        There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        On or about January 23, 2004, we received a communication from Maltmans, a Canadian insurance adjuster for Falconbridge Dominicana, C.Por.A. ("Falcondo"), providing notice of a claim against us for costs and damages resulting from a fire at Falcondo's facility in the Dominican Republic. We are a subcontractor on an installation at Falcondo's facility in the Dominican Republic. Similar demands were sent by Maltmans to other contractors and suppliers of the project. Maltmans claims that preliminary estimates of losses are in excess of $10 million. Maltmans provided no basis for the estimated loss or any substantiation of the purported claim against us. We do not believe that there is any causal relationship between the products and services we provided at the facility and the fire that occurred. We have provided notice to our insurance company and are coordinating the gathering of information regarding the fire with the general contractor and our insurance representatives. We do not believe that this matter will materially adversely affect our results of operations or financial condition or net cash flows.

        We are not aware of any other current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or net cash flows.

Item 2. Changes in Securities and Use of Proceeds:

        On October 23, 2003, we issued to MRT, L.P., in connection with an investment of $70,000, a subordinated debenture convertible into 56,000 shares of our Common Stock. In connection with this investment, we issued a warrant to purchase up to 28,000 shares of our Common Stock at an exercise price of $1.00 per share. In addition, we issued 8,298 shares of our Common Stock as payment of the first-year interest on the subordinated debenture. These securities were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

        On October 31, 2003, we issued to 25 accredited investors 1,535 shares of our Series B Convertible Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"). Each share of Series B Preferred Stock is convertible into a number of shares of Common Stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which is $2.50. The total number of shares of Common Stock issuable upon conversion of the shares of Series B Preferred Stock issued and sold is

3,070,000. The Series B Preferred Stock accrues dividends of 6% per annum, increasing to 8% per annum on October 1, 2005. The dividend for the first six months was paid at closing by issuing 76,054 shares of Common Stock, valued based on the average of the closing bid and ask price of the Common Stock on the Nasdaq National Market for the five trading days preceding October 31, 2003. In addition, we issued warrants to purchase up to 1,228,000 shares of our Common Stock at an exercise price of $3.32 per share. These warrants expire on October 31, 2008. These securities were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

        Burnham Hills Partners, LLC, a division of Pali Capital, Inc. ("BHP") served as placement agent for the Series B financing transaction and on October 31, 2003 received as part of its commission a warrant from us to purchase an aggregate of 150,430 shares of Common Stock at an exercise price of $0.01 per share. This warrant is immediately exercisable and expires on October 31, 2008. This warrant was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

        On December 10, 2003, we issued to Aurelius Consulting Group, Inc. ("Aurelius), pursuant to a marketing agreement, 45,000 shares of our Common Stock as part of the compensation for the services to be provided by Aurelius under the agreement. This Common Stock was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

        On December 12, 2003, we issued to Silicon Valley Bank, in connection with an amendment to the Amended and Restated Accounts Receivable Financing Agreement with Silicon Valley Bank, a warrant to purchase 16,164 shares of our Common Stock, at an exercise price of $2.32 per share. The warrant expires on December 11, 2010. This warrant was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

        During the first quarter of fiscal year 2004, we issued 1,327,000 and 666,000 shares of our Common Stock upon conversion of our Series A Preferred Stock and our subordinated debentures, respectively. These shares were issued pursuant to an exemption afforded by Section 3(a)(9) of the Securities Act of 1933.

        During the first quarter of fiscal year 2004, we issued 1,979,176 shares of our Common Stock upon exercise of warrants. Shares were purchased at exercise prices ranging from $0.01 to $1.75 per share. The weighted average exercise price for the shares issued under these warrants was $0.92 per share. These shares were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

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

          On December 30, 2003, we filed a Current Report on Form 8-K, dated December 23, 2003, to report under Item 12 that we issued a press release announcing our financial results for our fourth quarter and fiscal year ended September 30, 2003.

          On December 31, 2003, we filed a Current Report on Form 8-K, dated December 23, 2003, to report under Item 12 that we issued a press release announcing, among other things, $2.2 million in new contracts and improved first quarter 2004 cash usage.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2004	SATCON TECHNOLOGY CORPORATION
	By:	/s/ RALPH M. NORWOOD Ralph M. Norwood Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

TABLE OF CONTENTS
SATCON TECHNOLOGY CORPORATION CONSOLIDATED BALANCE SHEETS
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the three months ended December 28, 2002 (Unaudited)
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the three months ended December 27, 2003 (Unaudited)
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SATCON TECHNOLOGY CORPORATION NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 27, 2003 AND DECEMBER 28, 2002 (Unaudited)
SIGNATURE
INDEX TO EXHIBITS