Form 10-Q
period 2004-03-27
SATCON TECHNOLOGY CORP
filed 2004-05-11
CIK 889423

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 27, 2004

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

Common Stock, $0.01 Par Value,
28,090,736 shares outstanding as of April 30, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 27, 2004	September 30, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,324,579	$728,415
Restricted cash and cash equivalents	165,384	506,776
Accounts receivable, net of allowance of $935,576 and $937,030 at March 27, 2004 and September 30, 2003, respectively	4,507,658	5,498,998
Unbilled contract costs and fees, net of allowance of $200,000 and $0 at March 27, 2004 and September 30, 2003, respectively	927,109	802,804
Funded research and development expenses in excess of billings	102,705	150,411
Inventory	4,858,084	5,802,120
Prepaid expenses and other current assets	1,000,768	726,357

Total current assets	14,886,287	14,215,881
Warrants to purchase common stock	93,924	97,490
Property and equipment, net	6,243,559	6,927,411
Goodwill, net	704,362	704,362
Intangibles, net	2,654,387	2,918,188
Other long-term assets	100,034	118,610

Total assets	$24,682,553	$24,981,942

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank line of credit	$—	$1,801,869
Current portion of long-term debt	222,337	271,090
Accounts payable	3,405,270	5,967,651
Accrued payroll and payroll related expenses	1,223,085	1,340,244
Other accrued expenses	2,036,314	2,917,176
Accrued contract losses	208,750	387,778
Deferred revenue	673,045	2,447,054
Accrued restructuring costs	495,612	495,612

Total current liabilities	8,264,413	15,628,474
Redeemable convertible Series A preferred stock (132.7 shares issued and outstanding; face value: $12,500 per share; liquidation preference: 150%)	—	1,658,750
Redeemable convertible Series B preferred stock (495 shares issued and outstanding; face value: $5,000 per share; liquidation preference: 100%)	2,475,000	—
Convertible subordinated debentures (Face value: $762,500; liquidation preference: 150%)	—	762,500
Long-term debt, net of current portion	409,005	501,590
Other long-term liabilities	148,540	268,482
Commitments and contingencies
Stockholders' equity:
Common stock; $0.01 par value, 50,000,000 shares authorized; 27,883,970 and 21,023,200 shares issued and outstanding at March 27, 2004 and September 30, 2003, respectively	278,840	210,232
Additional paid-in capital	138,552,541	122,792,791
Accumulated deficit	(125,265,636)	(116,701,523)
Accumulated other comprehensive loss	(180,150)	(139,354)

Total stockholders' equity	13,385,595	6,162,146

Total liabilities and stockholders' equity	$24,682,553	$24,981,942

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Revenue:
Product revenue	$6,205,099	$4,250,142	$12,413,645	$9,580,805
Funded research and development and other revenue	1,953,968	1,126,065	3,932,570	2,475,812

Total revenue	8,159,067	5,376,207	16,346,215	12,056,617

Operating costs and expenses:
Cost of product revenue	5,164,265	5,577,724	10,362,417	11,678,316
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	1,416,360	939,764	2,795,142	2,176,500
Unfunded research and development expenses	316	532,875	1,301	1,113,710

Total research and development and other revenue expenses	1,416,676	1,472,639	2,796,443	3,290,210
Selling, general and administrative expenses	2,565,195	3,913,950	4,806,678	7,693,675
Amortization of intangibles	111,671	147,328	223,343	294,061
Write-off of impaired goodwill and intangible assets	—	5,751,082	—	5,751,082

Total operating costs and expenses	9,257,807	16,862,723	18,188,881	28,707,344

Operating loss	(1,098,740)	(11,486,516)	(1,842,666)	(16,650,727)
Net unrealized loss on warrants to purchase common stock	(46,348)	(9,246)	(3,566)	(3,409)
Net unrealized gain on Series B warrants	—	—	35,442	—
Write-down of investment in Beacon Power Corporation	—	(541,885)	—	(541,885)
Other income	—	55,700	—	55,700
Interest income	4,114	841	6,524	2,541
Interest expense	(6,501,480)	(169,940)	(6,759,847)	(367,928)

Net loss	$(7,642,454)	$(12,151,046)	$(8,564,113)	$(17,505,708)

Net loss per weighted average share, basic and diluted	$(0.29)	$(0.68)	$(0.34)	$(1.01)

Weighted average number of common shares, basic and diluted	26,783,766	17,831,359	25,529,189	17,354,495

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the six months ended March 29, 2003

(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Unrealized Loss on Beacon Power Corporation	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Comprehensive Loss
Balance, September 30, 2002 (Audited)	16,741,646	$167,416	$115,800,692	$(85,220,361)	$(588,944)	$(233,193)	$(822,137)	$29,925,610
Net loss	—	—	—	(17,505,708)	—	—	—	(17,505,708)	$(17,505,708)
Change in unrealized gain (loss) on Beacon Power Corporation common stock	—	—	—	—	47,059	—	47,059	47,059	47,059
Other than temporary write-down of investment in Beacon Power Corporation	—	—	—	—	541,885	—	541,885	541,885	541,885
Issuance of common stock to 401(k) Plan	302,589	3,026	410,342	—	—	—	—	413,368	—
Issuance of warrants to purchase common stock	—	—	20,100	—	—	—	—	20,100	—
Issuance of common stock in connection with Series A warrant exercise	1,258,549	—	—	—	—	—	—	—	—
Issuance of common stock in lieu of first year dividend on Series A Preferred Stock	362,168	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	93,347	93,347	93,347	93,347

Comprehensive loss									$(16,823,417)

Balance, March 29, 2003 (Unaudited)	18,664,952	$170,442	$116,231,134	$(102,726,069)	—	$(139,846)	$(139,846)	$13,535,661

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the six months ended March 27, 2004

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Comprehensive Loss
Balance, September 30, 2003 (Audited)	21,023,200	$210,232	$122,792,791	$(116,701,523)	$(139,354)	$6,162,146
Net loss	—	—	—	(8,564,113)	—	(8,564,113)	$(8,564,113)
Issuance of common stock to 401(k) Plan	107,070	1,071	256,976	—	—	258,047	—
Issuance of common stock in connection with exercise of Series A warrant to purchase common stock	28,000	280	—	—	—	280	—
Issuance of common stock in connection with exercise of warrants to purchase common stock	2,201,176	22,012	1,834,850	—	—	1,856,862	—
Issuance of common stock in connection with cashless exercise of warrants to purchase common stock	209,422	2,094	(2,094)	—	—	—	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock	67,750	677	42,153	—	—	42,830	—
Issuance of common stock in connection with the conversion of redeemable convertible Series A preferred stock	1,327,000	13,270	1,645,480	—	—	1,658,750	—
Issuance of common stock in connection with the conversion of convertible subordinated debentures	666,000	6,660	825,840	—	—	832,500	—
Issuance of common stock in lieu of first year interest on convertible subordinated debentures	8,298	83	23,981	—	—	24,064	—
Issuance of common stock in lieu of first six -months dividend on redeemable convertible Series B preferred stock	76,054	761	229,454	—	—	230,215	—
Issuance of common stock to Auerelius Consulting Group	90,000	900	193,950	—	—	194,850	—
Issuance of options and warrants to purchase common stock to non-employees	—	—	46,634	—	—	46,634	—
Issuance of warrants to convertible subordinated debentures holders	—	—	46,577	—	—	46,577	—
To record beneficial conversion feature of convertible subordinated debentures	—	—	138,977	—	—	138,977	—
Issuance of warrants to Series B preferred stockholders	—	—	1,242,441	—	—	1,242,441	—
To record beneficial conversion feature of the Series B preferred stock	—	—	3,655,607	—	—	3,655,607	—
Issuance of warrants to BHP in connection with the issuance of the Series B preferred stock	—	—	435,166	—	—	435,166	—
Issuance of common stock in connection with the conversion of redeemable convertible Series B preferred stock	2,080,000	20,800	5,179,200	—	—	5,200,000	—
Mark-to-market Series B warrants	—	—	(35,442)	—	—	(35,442)	—
Foreign currency translation adjustment	—	—	—	—	(40,796)	(40,796)	(40,796)

Comprehensive loss							$(8,604,909)

Balance, March 27, 2004 (Unaudited)	27,883,970	$278,840	$138,552,541	$(125,265,636)	$(180,150)	$13,385,595

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 27, 2004	March 29, 2003
Cash flows from operating activities:
Net loss	$(8,564,113)	$(17,505,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	991,881	1,246,082
Provision for uncollectible accounts	216,249	157,462
Provision for excess and obsolete inventory	140,785	645,112
Net unrealized loss on warrants to purchase common stock	3,566	3,409
Net unrealized gain on Series B warrants	(35,442)	—
Write-down of impaired goodwill and intangible assets	—	5,751,082
Write-down of investment in Beacon Power Corporation	—	541,885
Non-cash compensation and consulting expense	467,444	413,368
Non-cash interest expense	6,676,368	68,350
Gain on sale of equipment	—	(55,700)
Changes in operating assets and liabilities:
Accounts receivable	975,091	2,755,093
Unbilled contract costs and fees	(324,305)	713,310
Prepaid expenses and other current assets	(450,616)	(336,444)
Inventory	803,251	(1,504,488)
Other long-term assets	18,576	10,986
Accounts payable	(2,562,381)	632,214
Accrued payroll and payroll related expenses, other expenses, accrued contract losses and restructuring costs	(1,058,938)	1,299
Deferred revenue	(1,774,009)	1,756,987
Other liabilities	(135,376)	(187,372)

Total adjustments	3,952,144	12,612,635

Net cash used in operating activities	(4,611,969)	(4,893,073)

Cash flows from investing activities:
Purchases of property and equipment	(44,228)	(240,685)
Proceeds from sale of equipment	—	68,450

Net cash used in investing activities	(44,228)	(172,235)

Cash flows from financing activities:
Net (repayments) borrowings under bank line of credit	(1,801,869)	107,767
Repayment of long-term debt	(141,338)	(129,902)
Proceeds from issuance of convertible subordinated debentures	70,000	—
Net proceeds from issuance of convertible preferred stock	6,925,000	3,176,000
Net proceeds from exercise of warrants and options to purchase common stock	1,899,972	—

Net cash provided by financing activities	6,951,765	3,153,865

Effect of foreign currency exchange rates on cash and cash equivalents	(40,796)	93,347

Net increase (decrease) in cash and cash equivalents	2,254,772	(1,818,096)
Cash and cash equivalents at beginning of period, including restricted cash and cash equivalents	1,235,191	2,120,306

Cash and cash equivalents at end of period, including restricted cash and cash equivalents	$3,489,963	$302,210

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-Cash Investing and Financing Activities:
Valuation adjustment for warrants to purchase common stock	$(3,566)	$(3,409)
Valuation adjustment for Series B warrants	$35,422	$—
Change in unrealized loss on Beacon Power Corporation common stock	$—	$47,059
Interest and Income Taxes Paid:
Interest	$83,446	$295,943
Income Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 27, 2004 AND MARCH 29, 2003

(Unaudited)

Note A. Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its wholly-owned subsidiaries (collectively, the "Company") as of March 27, 2004 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003. Operating results for the three and six months ended March 27, 2004 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note B. Realization of Assets and Liquidity

        The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years. In addition, the Company has used, rather than provided, cash in its operations.

        The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each of the past five years. As of March 27, 2004, it had an accumulated deficit of $125,265,636. During the six months ended March 27, 2004, the Company incurred a loss from operations of $1,842,666. In addition, the Company's business plan envisions a significant increase in revenue and reductions in the cost structure in the last half of fiscal year 2004 compared with the same period in fiscal year 2003. If, however, the Company is unable to realize its plan, it may not be in compliance with loan covenants which may cause a default, as defined, and may need to raise additional funds by selling stock, restructuring its borrowings, selling assets, or taking other actions to conserve its cash position. In addition, the Company's stock is listed on the Nasdaq National Market which requires it to comply with Nasdaq's Maketplace Rules. These rules require that the Company maintain a market value of $50 million or have total assets of $50 million and $50 million of total revenue and that the stock price stays above $1.00, among others. The Company's market value on April 30, 2004 was approximately $75 million. However, if the Company fails to maintain compliance with these rules and the Company' Common Stock is delisted from the Nasdaq National Market, there could be greater difficulty in obtaining financing.

        In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet is dependent upon the continued operations of the Company. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

        In October 2003, all of the holders of warrants issued in connection with the February 2003 financing transaction, exercised their warrants to purchase 1,574,000 shares of the Company's Common Stock. These warrants had an initial exercise price of $1.50 but based on the Company not meeting certain financial parameters in its fiscal fourth quarter, the exercise price would have been adjusted to $1.00 upon the filing of the Company's Form 10-K for the fiscal year ended September 30, 2003. The Company offered these warrant holders an opportunity to exercise these warrants at $1.00 per share in October 2003, in exchange for the holders to waive their right to any penalties because the registration statement underlying the securities issued in the February 2003 financing transaction had not been declared effective by the United States Securities and Exchange Commission prior to June 19, 2003. The effect of the repricing did not have a material effect on the results of operations or financial condition of the Company during the six months ended March 27, 2004 as substantially all of the effects of the repricing had been recorded as of September 30, 2003.

        In October 2003, the holders of the redeemable convertible Series A Preferred Stock converted 132.7 shares into 1,327,000 shares of the Company's Common Stock. As a result of this conversion, the Company recorded the remaining unamortized balance of the prepaid first year dividends, or $67,976, in October 2003.

        In October 2003, the holders of the convertible subordinated debentures converted $762,500 into 610,000 shares of the Company's Common Stock. As a result of this conversion, the Company recorded the remaining unamortized balance of the prepaid first year interest, or $81,155, in October 2003. Also in October 2003, an additional investment of $70,000 was made by issuing $70,000 of convertible subordinated debentures. The Company also issued 8,298 shares of Common Stock as payment of the first year interest, valued based on the average of the closing bid and ask price of the Common Stock on the Nasdaq National Market for the five trading days preceding February 18, 2003. These secured convertible subordinated debentures were subsequently converted at a conversion price per share of $1.25 into 56,000 shares of Common Stock. As a result of this conversion, the Company recorded all of the interest on these debentures in October 2003. In connection with this transaction, the Company issued warrants to purchase up to 28,000 shares of Common Stock. Warrants which were exercised at a price of $1.00 per share, and warrants to purchase up to 28,000 shares of Common Stock which were exercisable for one business day after the date of their issuance and had an exercise price of $0.01 per share. The note purchase agreement required the registration statement underlying the common stock being declared effective by the United States Securities and Exchange Commission (the "SEC"). Failure to satisfy this contingency may have resulted in a portion or all of the proceeds being returned to the investors. The Company filed the required registration statement with the SEC on December 23, 2003 and it was declared effective on December 31, 2003. After the resolution of this item outside the Company's control, the Company accounted for the transaction in accordance with Emerging Issues Task Force ("EITF") No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF 00-27"), allocating the proceeds received net of transaction costs based on the relative fair value of the subordinated convertible debentures and the warrants issued to the investor, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities as follows:

Security	Face Value	Fair Value	Allocation of Proceeds, Net of Transaction Costs	Beneficial Conversion Feature	Discount
Subordinated convertible debentures	$70,000	$70,000	$23,423	$138,977	$185,554
Warrants	—	$139,196	$46,577	—	—

        The Company recognized the discount as interest expense through the earliest date of conversion and accordingly, the Company recorded $185,554 of additional interest expense during the three months ended March 27, 2004.

        On October 31, 2003, the Company completed a $7.7 million equity transaction involving the issuance of 1,535 shares of its Series B Convertible Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"), and warrants to purchase up to 1,228,000 shares of the Company's Common Stock, to accredited investors (the "October 2003 Financing Transaction").

        In connection with the October 2003 Financing Transaction, the Company issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock is convertible into a number of shares of Common Stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which is $2.50. The total number of shares of Common Stock issuable upon conversion of the shares of Series B Preferred Stock issued and sold was 3,070,000. As of March 27, 2004, 1,040 shares of the Series B Preferred Stock had been converted into 2,080,000 shares of Common Stock. As of March 27, 2004, the liquidation preference of the remaining 495 shares of Series B Preferred Stock was $2,475,000, and these were convertible into 990,000 shares of Common Stock. The Series B Preferred Stock accrues dividends of 6% per annum, increasing to 8% per annum on October 1, 2005. The dividend for the first six months was paid at closing by issuing 76,054 shares of Common Stock, valued based on the average of the closing bid and ask price of the Common Stock on the Nasdaq National Market for the five trading days preceding October 31, 2003. All further dividends will be paid on a semi-annual basis. Except in certain limited circumstances, the Company may opt to pay these dividends in cash or in shares of Common Stock.

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

        The stock purchase agreement required the registration statement underlying the common stock being declared effective by the SEC. Failure to satisfy this contingency may have resulted in a portion or all of the proceeds being returned to the investors. The Company filed the required registration statement with the SEC on December 23, 2003 and it was declared effective on December 31, 2003. However, because the Company failed to initially file this registration statement with the SEC on or before December 15, 2003, it was potentially required to pay liquidated damages to each of the investors in the private offering of 3% of the investor's investment in cash for the first month of delay and 1.5% of the investor's investment for each additional month of delay in cash or shares of the Company's common stock, at its option. As of March 27, 2004, the Company had accrued $61,400 for these potential penalties which is included in selling, general and administrative expenses for the six months ending March 27, 2004. After the resolution of this item outside the Company's control, the Company accounted for the transaction in accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series B Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities as follows:

Security	Face Value	Fair Value	Allocation of Proceeds, Net of Transaction Costs	Beneficial Conversion Feature	Discount
Redeemable convertible Series B preferred stock	$7,675,000	$12,398,195	$5,247,393	$3,655,607	$6,083,214
Warrants	—	$2,935,558	$1,242,441	—	—

        The Company recognized the discount as interest expense through the earliest date of conversion and accordingly, the Company recorded $6,083,214 of additional interest expense during the three months ended March 27, 2004.

        As of March 27, 2004, 1,040 shares of the Series B Preferred Stock had been converted into 2,080,000 shares of Common Stock. As a result of the conversions, the Company recorded the unamortized balance of the prepaid first six-months dividend on the converted securities, or $83,248, during the six months ended March 27, 2004.

        In November 2003, the Company repaid all outstanding amounts under the line of credit (the "Loan") with Silicon Valley Bank (the "Bank") and the Bank released $375,000 of the $506,776 cash previously restricted. In addition, on December 12, 2003, the Company amended its agreement with the Bank. Under the amended agreement, the Bank will provide the Company with a line of credit of up to

$6,250,000 (the "Amended Loan"). The Amended Loan is secured by most of the assets of the Company and advances under the Amended Loan are limited to 80% of eligible accounts receivables, which would permit borrowings up to $5,000,000. Interest on outstanding borrowings accrues at a rate equal to the Bank's prime rate of interest plus 1.5% per annum. In addition, the Company will pay to the Bank a collateral handling fee of 2.4% per annum of the average daily outstanding balance. The interest rate could increase to the Bank's prime rate plus 3.0% per annum and the collateral handling fee increases to 3.0% per annum if the Company fails to meet certain financial ratios. In addition, the Company has agreed to the following fees: (i) a $23,250 non-refundable facility fee upon the execution of the agreement; (ii) an unused line fee in an amount equal to 0.50% per annum on the difference between $5 million and the average daily principal balance of the loans outstanding during the month; and (iii) an early termination fee of $25,000 if the Company terminates the agreement before June 12, 2004. The Amended Loan contains certain financial covenants relating to net tangible worth, as defined, which the Company must satisfy in order to continue borrowing from the Bank. The Amended Loan matures on December 9, 2004. In connection with the Amended Loan, the Company issued to the Bank a warrant to purchase up to 16,164 shares of its common stock, at an exercise price of $2.32 per share. This warrant is immediately exercisable and expires on December 11, 2010. The Company has valued this warrant at $32,087, using the Black-Scholes option-pricing model and is and has treated this as a deferred financing cost and is amortizing this value on a straight line basis through December 9, 2004.

        In January 2004, JP Turner & Company exercised a warrant to purchase 125,000 shares of common stock for $1.05 per share. In February 2004, Fuel Cell Energy Inc. exercised a warrant to purchase 250,000 shares of common stock for $0.72 per share.

        The Company believes that the combination of existing cash on hand as of March 27, 2004, together with the ability to borrow under the Amended Loan will be sufficient to fund its operations through September 30, 2004. This belief is also based on the results achieved during the first half of fiscal 2004 and current backlog.

Note C. Significant Accounting Policies

Revenue Recognition

        The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product passes upon shipment of the product, as the products are typically shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless the Company can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied. The Company provides for a warranty reserve at the time the product revenue is recognized.

        The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as research and development expense as incurred. As of March 27, 2004 and September 30, 2003, the Company has accrued $208,750 and $387,778, respectively, for anticipated contract losses on commercial contracts.

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

Stock-Based Compensation

        SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and has elected the disclosure-only alternative under SFAS No. 123. The Company records the fair value as determined using the Black-Scholes option-pricing model of stock options and warrants granted to non-employees in exchange for services in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and is amortized ratably over the period the service is performed in the consolidated statement of operations.

        Had compensation cost for the Company's stock-based compensation been determined based on fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss and loss per share for the three and six months ended March 27, 2004 and March 29, 2003 would have been increased to the pro forma amounts indicated below:

	Three Months Ended				Six Months Ended
	March 27, 2004		March 29, 2003		March 27, 2004		March 29, 2003
	Net Loss	Loss per Share	Net Loss	Loss per Share	Net Loss	Loss per Share	Net Loss	Loss per Share
As Reported	$(7,642,454)	$(0.29)	$(12,151,046)	$(0.68)	$(8,564,113)	$(0.34)	$(17,505,708)	$(1.01)
Stock based employee compensation expense	(749,433)	(0.03)	(1,043,562)	(0.06)	(1,551,691)	(0.06)	(2,137,467)	(0.12)

Pro Forma	$(8,391,887)	$(0.31)	$(13,194,608)	$(0.74)	$(10,115,804)	$(0.40)	$(19,643,175)	$(1.13)

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

        The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life of seven years, expected volatility ranging from 117.5% to 120.0%, no dividends, and risk-free interest rate of 4.00% for the six months ended March 27, 2004 and an expected life of seven years, expected volatility ranging from 93.8% to 98.8%, no dividends, and risk-free interest rate of 4.00% for the six months ended March 29, 2003.

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

Note D. Loss per Share

        The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Net loss	$(7,642,454)	$(12,151,046)	$(8,564,113)	$(17,505,708)

Basic and diluted:
Common shares outstanding, beginning of period	25,142,052	16,904,827	21,023,200	16,741,646
Weighted average common shares issued during the period	1,641,714	926,532	4,505,989	612,849

Weighted average shares outstanding—basic and diluted	26,783,766	17,831,359	25,529,189	17,354,495

Net loss per weighted average share—basic and diluted	$(0.29)	$(0.68)	$(0.34)	$(1.01)

        As of March 27, 2004 and March 29, 2003, 4,726,453 and 5,687,563 shares of common stock issuable upon the exercise of options and warrants, respectively, were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive. In addition, as of March 27, 2004 and March 29, 2003, 990,000 and 2,538,000 shares of common stock issuable upon the conversion of the redeemable convertible preferred stock, respectively, were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive.

        On April 19, 2004, the Company completed the first phase of its stock option exchange offer. A total of 781,158 options with an average exercise price of approximately $12.30 were tendered by employees and directors and then cancelled by the Company in exchange for the future issuance of options. New options will be issued in the final phase of the exchange offer on or after October 20, 2004 at the then current market price to employees and directors who are employed by the Company or serve as directors of the Company from the acceptance date through the date that the new options are granted. As of April 30, 2004, the Company is obligated to issue 697,108 options associated with the exchange, subject to certain conditions. Executive officers of the Company elected not to participate in the program.

Note E. Inventory

        Inventory consists of the following:

	March 27, 2004	September 30, 2003
Raw material	$987,932	$1,316,910
Work-in-process	3,404,730	2,488,556
Finished goods	465,422	1,996,654

	$4,858,084	$5,802,120

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

        The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations, including amortization of intangibles. Common costs not directly attributable to a particular segment are included in the Applied Technology segment. These costs include corporate costs such as executive officer compensation, facility costs, legal, audit and tax and other professional fees and totaled $629,230, $1,222,127, $1,329,280 and $2,466,836 for the three and six months ended March 27, 2004 and March 29, 2003, respectively.

        The following is a summary of the Company's operations by operating segment:

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Applied Technology:
Funded research and development and other revenue	$1,953,968	$1,126,065	$3,932,570	$2,475,812

Loss from operations, including amortization of intangibles of $80,421 and $88,884 for the three months ended March 27, 2004 and March 29, 2003, respectively, and $160,843 and $177,768 and for the six months ended March 27, 2004 and March 29, 2003, respectively	$(706,110)	$(1,824,989)	$(1,314,861)	$(3,450,717)

Power Systems:
Product revenue	$3,981,089	$2,246,224	$8,149,058	$5,354,446

Loss from operations, including amortization of intangibles of $0 and $27,194 for the three months ended March 27, 2004 and March 29, 2003, respectively, $0 and $53,793 for the six months ended March 27, 2004 and March 29, 2003, respectively, and write-off of impaired assets of $5,751,082 for the three and six months ended March 29, 2003	$(321,699)	$(9,350,338)	$(363,572)	$(12,442,601)

Electronics:
Product revenue	$2,224,010	$2,003,918	$4,264,587	$4,226,359

Loss from operations, including amortization of intangibles of $31,250 for the three months ended March 27, 2004 and March 29, 2003 and $62,500 for the six months ended March 27, 2004 and March 29, 2003	$(70,931)	$(311,189)	$(164,233)	$(757,409)

Consolidated:
Product revenue	$6,205,099	$4,250,142	$12,413,645	$9,580,805
Funded research and development and other revenue	1,953,968	1,126,065	3,932,570	2,475,812

Total revenue	$8,159,067	$5,376,207	$16,346,215	$12,056,617

Operating loss	$(1,098,740)	$(11,486,516)	$(1,842,666)	$(16,650,727)
Net unrealized loss on warrants to purchase common stock	(46,348)	(9,246)	(3,566)	(3,409)
Net unrealized gain on Series B warrants	—	—	35,442	—
Write-down of investment in Beacon Power Corporation	—	(541,885)	—	(541,885)
Other income	—	55,700	—	55,700
Interest income	4,114	841	6,524	2,541
Interest expense	(6,501,480)	(169,940)	(6,759,847)	(367,928)

Net loss	$(7,642,454)	$(12,151,046)	$(8,564,113)	$(17,505,708)

        Common assets not directly attributable to a particular segment are included in the Applied Technology segment. These assets include cash and cash equivalents, prepaid and other corporate assets and amounted to $4,438,805 and $1,578,302 at March 29, 2004 and September 30, 2003, respectively. The following is a summary of the Company's assets by operating segment:

	March 27, 2004	September 30, 2003
Applied Technology:
Segment assets	$9,190,874	$6,977,993
Power Systems:
Segment assets	9,021,952	11,189,338
Electronics:
Segment assets	6,375,803	6,717,121

Consolidated:
Segment assets	24,588,629	24,884,452
Warrants to purchase common stock	93,924	97,490

Total assets	$24,682,553	$24,981,942

        The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Revenue by geographic region based on location of customer:
United States	$7,428,840	$4,622,526	$14,051,747	$10,237,337
Rest of world	730,227	753,681	2,294,468	1,819,280

Total revenue	$8,159,067	$5,376,207	$16,346,215	$12,056,617

	March 27, 2004	September 30, 2003
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:
United States	$9,709,449	$10,656,469
Rest of world	86,817	109,592

Total long-lived assets (including goodwill and intangible assets)	$9,796,266	$10,766,061

Note G. Legal Matters

        From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business.

        In July 2003, Donald R. Gililland, Sharon Gililland, Vernon Dunham and Jean Dunham, owners of the real property commonly known as 4890 E. La Palma Avenue, Anaheim, CA 92870 (collectively the "Owners") which facility formerly housed the Company's Ling Electronics division, filed a complaint against the Company for breach of lease with the Orange County Superior Court. The complaint alleges, among other things, failure of the Company to maintain/repair premises. The Owners allege that the cost of correction and repair of the various breaches by the Company of its obligations under the Lease will exceed the sum of $400,000. The Company does not believe that this complaint has substantial merit and intends to vigorously defend against it.

        On or about January 23, 2004, SatCon Power Systems Canada Ltd. (SatCon Canada), a wholly-owned subsidiary of SatCon Technology Corporation, received a communication from Maltmans, a Canadian insurance adjuster for Falconbridge Dominicana, C.Por.A. (Falcondo), providing notice of a claim against SatCon Canada for costs and damages resulting from a fire at Falcondo's facility in the Dominican Republic. SatCon Canada is a subcontractor on an installation at Falcondo's facility in the Dominican Republic. Similar demands were sent by Maltmans to other contractors and suppliers of the project. Maltmans claims that preliminary estimates of losses are in excess of $10 million. Maltmans provided no basis for the estimated loss or any substantiation of the purported claim against SatCon Canada. SatCon Technology Corporation does not believe that there is any causal relationship between the products and services SatCon Canada provided at the facility and the fire that occurred. SatCon Technology Corporation has provided notice to its insurance company and is coordinating the gathering of information regarding the fire with the general contractor and its insurance representatives. The Company does not believe that this matter will materially adversely affect its results of operations or financial condition or net cash flows.

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

        In connection with the financing, we issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock is convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which is $2.50. The total number of shares of common stock issuable upon conversion of the shares of Series B Preferred Stock issued and sold is 3,070,000. As of March 27, 2004, 1,040 shares of the Series B Preferred Stock had been converted into 2,080,000 shares of Common Stock. The Series B Preferred Stock accrues dividends of 6% per annum, increasing to 8% per annum on October 1, 2005. The dividend for the first six months was paid at closing by issuing 76,054 shares of common stock, valued based on the average of the closing bid and ask price of the common stock on the Nasdaq National Market for the five trading days preceding October 31, 2003. All further dividends will be paid on a semi-annual basis. Except in certain limited circumstances, we may opt to pay these dividends in cash or in shares of common stock.

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

        In addition, in November 1999, the Company acquired intellectual property, tooling and other assets from Northrop Grumman Corporation enabling the Company to manufacture and sell electric drive trains and in September 2002, we acquired certain intellectual property, equipment and other assets from Sipex Corporation to expand our high-reliability data conversion product line.

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

        The significant accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

        We recognize revenue from product sales in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product passes upon shipment of the product, as the products are typically shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by us, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless we can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied. We provide for a warranty reserve at the time the product revenue is recognized.

        We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed-upon the final indirect cost rates for the fiscal year ended September 30, 2001. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of March 27, 2004 and September 30, 2003, we have accrued approximately $0.2 million and $0.4 million, respectively, for anticipated contract losses.

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

        At the end of June 2003, we were actively engaged in selling our Shaker product line, and we were pursuing a strategy that we hoped would lead to a strategic alliance with a larger company for the development and exploitation of the advantages embodied in our Uninterruptible Power Supply ("UPS") system. During the process of considering various options, we concluded that both our Shaker and UPS system inventories were overvalued based upon the June 2003 plans. We analyzed the situation and recorded in increase to our valuation reserve. This reserve was based on our assessment of the situation as of that time. Events in the future could be materially different than expected. Late in calendar year 2003, we decided to retain our Shaker product line, due in part to a significant improvement in our liquidity situation. In the first quarter of our fiscal year 2004, no shaker units were sold and our gross inventory for our Shaker product line inventory was $2.1 million and our valuation reserve against that inventory was $2.0 million, or 95%. During our second quarter of fiscal 2004, we were successful in resuming sales levels of our Shaker product line comparable to levels that existed prior to June 2003. As a result, we have used inventory that we had previously written-down below cost. During the second quarter of fiscal 2004, we sold inventory that originally had a cost of $0.1 million. Although it is unclear how much of the remaining inventory we will sell and during which periods it will occur, as we sell this inventory our cost of product revenue will be lower than normal as this inventory has been written-down below cost. As a result, to the extent this inventory is sold in the future, our margins will be favorably impacted compared with results that would otherwise be achieved.

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

        We determine the fair value of each of the reporting units based on a discounted cash flow income approach. The income approach indicates the fair value of a business enterprise based on the discounted value of the cash flows that the business can be expected to generate in the future. This analysis is largely based upon projections prepared by us and data from sources of information publicly available at the time of preparation. These projections are based on management's best estimate of future results. In making these projections, we consider the markets we are addressing, the competitive environment and our advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. In addition, we perform a macro assessment of the overall likelihood that we would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $41.9 million as of March 27, 2004, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

  Three Months Ended March 27, 2004 Compared to Three Months Ended March 29, 2003

        Product Revenue.    Product revenue increased by $2.0 million, or 46%, from $4.3 million in fiscal year 2003 to $6.2 million in fiscal year 2004. The increase in product revenue was comprised of over $1.7 million from our Power Systems division and $0.2 million from our Electronics division. The increase of $1.7 million in revenue from Power Systems was largely due to increased sales in our Power Conversion products, and to a lesser degree, increased sales in our Magnetics and Test and Measurement products.

        Funded research and development and other revenue.    Funded research and development and other revenue increased by $0.8 million, or 74%, from $1.1 million in fiscal year 2003 to $2.0 million in fiscal year 2004. This increase was primarily attributable to an increase in revenue of $0.6 million from a classified program where the end customer is the U.S. Navy, $0.2 million from a photovoltaics contract and $0.2 million from a contract with General Atomics to deliver power converter and control assemblies for the RV Triton, a British research vessel. These increases were offset in part by a $0.2 million reduction in revenue from the wind down of a contract with General Atomics to develop integrated power systems for the future U.S. Navy's "all-electric" ship.

        Cost of product revenue.    Cost of product revenue decreased by $0.4 million, or 7%, from $5.6 million in fiscal year 2003 to $5.2 million in fiscal year 2004 despite the increase in product revenue of $2.0 million. The decrease was primarily attributable to a reduction in our manufacturing cost structure, offset in part by an increase in material costs due to higher sales volume. In addition, we sold certain materials which had been substantially written down and reflected at reduced cost. This improved gross margin by $0.1 million during fiscal year 2004. Gross margin improved from -31% to 17% as a result of this reduction in manufacturing overhead and, to a lesser degree, higher sales volume.

        Funded research and development and other revenue expenses.    Funded research and development and other revenue expenses increased by $0.5 million, or 51%, from $0.9 million in fiscal year 2003 to $1.4 million in fiscal year 2004. The gross margin on funded research and other revenue improved from 17% in fiscal year 2003 to 28% in fiscal year 2004. This improvement is reflective of an increase in revenue and improved efficiency.

        Unfunded research and development expenses.    We did not expend funds on unfunded research and development in fiscal year 2004 compared with $0.5 million spent in fiscal year 2003. The primary reason for this reduction in unfunded research and development expenses was primarily due to the completion of the UPS development activity, as that has been completed, and to a lesser degree the elimination of the radio frequency research effort in our Electronics division.

        Selling, general and administrative expenses.    Selling, general and administrative expenses decreased by $1.3 million, or 34%, from $3.9 million in fiscal year 2003 to $2.6 million in fiscal year 2004. The decrease was primarily the result of a reduction in the selling and administrative cost structure in our Power Systems division and, to a lesser extent, lower spending in central corporate costs due to general streamlining of outside services and internal staffing. These decreases were offset, in part, by a $0.2 million increase to allowance for uncollectible accounts in fiscal year 2004.

        Amortization of intangibles.    Amortization of intangibles remained flat at $0.1 million.

        Write-off of impaired assets.    During the three months ended March 29, 2003, we experienced a significant adverse change in the business climate, in particular, significant reductions in revenues and cash flows. This coupled with our liquidity issues at the time, required us to consider selling assets unrelated to our engineering and manufacturing expertise in electromechanical systems. The assets and businesses we considered selling included our Ling test and measurement vibration system business, our patented smart predictive line control technology utilized by the electric arc steel manufacturing industry and patents acquired from Northrop Grumman related to hybrid electric vehicles. Based on these conditions, we performed an impairment test on an interim basis. We determined the fair value of each of the reporting units based on a discounted cash flow income approach. This analysis was largely based upon historical data. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of the Applied Technology and Electronics reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of March 29, 2003. As a result, the second step of the goodwill impairment test was not required to be completed. We continue to perform a goodwill impairment test for these reporting units on an annual basis and on an interim basis, if certain conditions exist. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of the Power Systems reporting unit does not exceed its carrying amount. The fair value was determined to approximate the fair value of the net tangible assets. The second step of the impairment test required us to write off the unamortized balance of the goodwill and intangible assets of the Power Systems reporting unit as of March 29, 2003 of $5.8 million.

        Net unrealized gain/(loss) on warrants to purchase common stock.    There was no significant net unrealized gain on warrants to purchase common stock in fiscal year 2004 and 2003. We account for our warrants to purchase Mechanical Technology Incorporated's common stock and to purchase Beacon Power Corporation's common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we have recorded these warrants at their fair value at March 27, 2004. Our warrants to purchase Mechanical Technology Incorporated's common stock expired unexercised on October 21, 2003 and January 31, 2004 and we no longer account for these warrants in accordance with SFAS No. 133.

        Write-down of investment in Beacon Power Corporation.    We accounted for our investment in Beacon Power using the fair value method as set forth in SFAS No. 115, Accounting for Certain Debt and Equity Securities. As of March 29, 2003, the quoted fair market value of Beacon Power's common stock held by us was $0.18 per share, or $0.8 million. Our cost basis in our investment in Beacon Power's common stock was approximately $0.30 per share, or $1.4 million, resulting in an unrealized loss of $0.5 million as of March 29, 2003. As of March 29, 2003, we believed the difference in the current fair market value and the cost basis of our investment represented an other than temporary decline based upon our ability and intent to hold the stock for a long enough period of time for it to recover. We recorded a charge of $0.5 million in the statement of operations to realize this loss. After the write-down, the new cost basis of the Beacon Power stock held by us was $0.18 per share. During 2003, we sold all of our shares of Beacon Power Corporation common stock

        Interest expense.    Interest expense was $6.5 million for fiscal year 2004 compared with $0.2 million for fiscal year 2003, an increase of $6.3 million. Interest expense for fiscal year 2004 was virtually all comprised of non-cash items including $6.1 million amortization of discount on the convertible redeemable Series B preferred stock, $0.2 million amortization of the discount on the subordinated convertible debentures, $0.1 million associated with the line of credit with Silicon Valley Bank and $0.1 million associated with the Series B preferred stock. Interest expense for fiscal year 2003 includes the amortization of the fair value, as determined using the Black-Scholes option pricing model, of the warrants we issued in connection with our existing line of credit of $0.1 million and $0.1 million of costs associated with the forbearance agreement entered into on December 19, 2002.

  Six Months Ended March 27, 2004 Compared to Six Months Ended March 29, 2003

        Product Revenue.    Product revenue increased by $2.8 million, or 30%, from $9.6 million in fiscal year 2003 to $12.4 million in fiscal year 2004. The increase in revenue came primarily from our Power Systems division and was due to the sale of 2 UPS systems, compared to none in fiscal year 2003, as well as an increase in sales across all product lines.

        Funded research and development and other revenue.    Funded research and development and other revenue increased by $1.5 million, or 59%, from $2.5 million in fiscal year 2003 to $3.9 million in fiscal year 2004. This increase was primarily attributable to an increase in revenue of $1.2 million from a classified program where the end customer is the U.S. Navy, $0.3 million from a photovoltaics contract and $0.8 million from a contract with General Atomics to deliver power converter and control assemblies for the RV Triton, a British research vessel. These increases were offset in part by a $0.6 million reduction in revenue from the wind down of a contract with General Atomics to develop integrated power systems for the future U.S. Navy's "all-electric" ship.

        Cost of product revenue.    Cost of product revenue decreased by $1.3 million, or 11%, from $11.7 million in fiscal year 2003 to $10.4 million in fiscal year 2004 despite the increase in product revenue of $2.8 million. The decrease was primarily attributable to a reduction in our manufacturing cost structure, offset in part by an increase in material costs due to higher sales volume. In addition, we sold certain materials which had been substantially written down and reflected at reduced cost. This improved gross margin by $0.1 million during fiscal year 2004. Gross margin improved from -22% to 17% as a result of this reduction in manufacturing overhead and, to a lesser degree, higher sales volume.

        Funded research and development and other revenue expenses.    Funded research and development and other revenue expenses increased by $0.6 million, or 28%, from $2.2 million in fiscal year 2003 to $2.8 million in fiscal year 2004. The gross margin on funded research and other revenue improved from 12% in fiscal year 2003 to 29% in fiscal year 2004. This improvement is reflective of an increase in revenue and improved efficiency.

        Unfunded research and development expenses.    We did not expend funds on unfunded research and development in fiscal year 2004 compared with $1.1 million in fiscal year 2003. The primary reason for this reduction in unfunded research and development expenses was primarily due to the completion of the UPS development activity, as that has been completed, and to a lesser degree the elimination of the radio frequency research effort in our Electronics division.

        Selling, general and administrative expenses.    Selling, general and administrative expenses decreased by $2.9 million, or 38%, from $7.7 million in fiscal year 2003 to $4.8 million in fiscal year 2004. Over half of this decrease was due to a shrinking of the selling and administrative cost structure in our Power Systems division. To a lesser extent, this reduction was a result of lower spending in our corporate costs due to a general streamlining of outside services and internal staffing. These decreases were offset, in part, by a $0.2 million increase to allowance for uncollectible accounts in fiscal year 2004.

        Amortization of intangibles.    Amortization of intangibles decreased by $0.1 million, or 24%, from $0.3 million in fiscal year 2003 to $0.2 million in fiscal year 2004. The decrease was the result of the write-off of the Power System's intangible assets that occurred in March 2003, which, accordingly, we are no longer amortizing.

        Write-off of impaired assets.    During the three months ended March 29, 2003, we experienced a significant adverse change in the business climate, in particular, significant reductions in revenues and cash flows. This coupled with our liquidity issues at the time, required us to consider selling assets unrelated to our engineering and manufacturing expertise in electromechanical systems. The assets and businesses we considered selling included our Ling test and measurement vibration system business, our patented smart predictive line control technology utilized by the electric arc steel manufacturing industry and patents acquired from Northrop Grumman related to hybrid electric vehicles. Based on these conditions, we performed an impairment test on an interim basis. We determined the fair value of each of the reporting units based on a discounted cash flow income approach. This analysis was largely based upon historical data. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of the Applied Technology and Electronics reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of March 29, 2003. As a result, the second step of the goodwill impairment test was not required to be completed. We continue to perform a goodwill impairment test for these reporting units on an annual basis and on an interim basis, if certain conditions exist. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of the Power Systems reporting unit does not exceed its carrying amount. The fair value was determined to approximate the fair value of the net tangible assets. The second step of the impairment test required us to write off the unamortized balance of the goodwill and intangible assets of the Power Systems reporting unit as of March 29, 2003 of $5.8 million.

        Net unrealized gain/(loss) on warrants to purchase common stock.    There was no significant net unrealized gain on warrants to purchase common stock in fiscal year 2004 and 2003. We account for our warrants to purchase Mechanical Technology Incorporated's common stock and to purchase Beacon Power Corporation's common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we have recorded these warrants at their fair value at March 27, 2004. Our warrants to purchase Mechanical Technology Incorporated's common stock expired unexercised on October 21, 2003 and January 31, 2004 and we no longer account for these warrants in accordance with SFAS No. 133.

        Write-down of investment in Beacon Power Corporation.    We accounted for our investment in Beacon Power using the fair value method as set forth in SFAS No. 115, Accounting for Certain Debt and Equity Securities. As of March 29, 2003, the quoted fair market value of Beacon Power's common stock held by us was $0.18 per share, or $0.8 million. Our cost basis in our investment in Beacon Power's common stock was approximately $0.30 per share, or $1.4 million, resulting in an unrealized loss of $0.5 million as of March 29, 2003. As of March 29, 2003, we believed the difference in the current fair market value and the cost basis of our investment represented an other than temporary decline based upon our ability and intent to hold the stock for a long enough period of time for it to recover. We recorded a charge of $0.5 million in the statement of operations to realize this loss. After the write-down, the new cost basis of the Beacon Power stock held by us was $0.18 per share. During 2003, we sold all of our shares of Beacon Power Corporation common stock.

        Interest expense.    Interest expense was $6.8 million for fiscal year 2004 compared with $0.4 million for fiscal year 2003, an increase of $6.4 million. Interest expense for fiscal year 2004 was virtually all comprised of non-cash items including $6.1 million amortization of discount on the convertible redeemable Series B preferred stock, $0.2 million amortization of the discount on the subordinated convertible debentures, $0.2 million associated with the redeemable convertible Series A preferred stock and subordinated debentures, $0.2 million associated with the line of credit with Silicon Valley Bank and $0.1 million associated with the Series B preferred stock, offset by a benefit from the negotiated reduction in fees associated with the February 2003 transaction. Interest expense for fiscal year 2003 includes the amortization of the fair value, as determined using the Black-Scholes option pricing model, of the warrants we issued in connection with our existing line of credit of $0.1 million and $0.1 million of costs associated with the forbearance agreement entered into on December 19, 2002.

Liquidity and Capital Resources

        As of March 27, 2004, we had $3.5 million of cash, of which $0.2 million was restricted. At this time no funds had been drawn against our $6.3 million line of credit with Silicon Valley Bank. The maximum amount we can borrow under this agreement is $5.0 million based upon 80% of eligible receivables. As of March 27, 2004, approximately $2.8 million could have been borrowed. Our trade payables, at March 27, 2004, totaled $2.3 million, of which $0.8 million were for invoices over 60 days old. In addition, we had $1.1 million of accrued accounts payable at March 27, 2004 for goods and services received but not yet invoiced.

        In October 2003, warrants to purchase 1.6 million shares of our Common Stock were exercised for net proceeds of $1.5 million, we sold an additional $0.1 million of convertible subordinated debentures and we sold shares of Series B preferred stock for proceeds of approximately $6.9 million, net of placement agent's fees and other issuance costs.

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

        We anticipate that our cash, together with the availability under the Amended Loan will be sufficient to fund our operations at least through September 30, 2004. This belief is also based on the results achieved during the first half of fiscal 2004 and the current backlog.

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

        Our financial statements for our fiscal year ended September 30, 2003, which are included in our Annual Report on Form 10-K, contain an audit report from Grant Thornton LLP. The audit report contains a going concern qualification, which raises substantial doubt with respect to our ability to continue as a going concern. However, our business plan, which envisions a significant improvement in results from the recent past, contemplates sufficient liquidity to fund operations at least through September 30, 2004. The receipt of a going concern qualification may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations.

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

        As of March 27, 2004, our cash and cash equivalents were $3.5 million, including restricted cash and cash equivalents of $0.2 million, an increase of $2.3 million from September 30, 2003. Cash used in operating activities for the six months ended March 27, 2004 was $4.6 million as compared to $4.9 million for six months ended March 29, 2003. Cash used in operating activities during the six months ended March 27, 2004 was primarily attributable to the net loss, net of unrealized gain on warrants to purchase common stock, offset by non-cash items such as depreciation and amortization, increases in allowances for uncollectible accounts and excess and obsolete inventory, non-cash compensation and consulting expense, non-cash interest expense and decreases in working capital. In particular, we reduced our trade payables for invoices over 60 days old from $3.5 million as of September 30, 2003 to $0.8 million as of March 27, 2004.

        Cash used by investing activities during the six months ended March 27, 2004 was $0.0 million as compared to $0.2 million for the six months ended March 29, 2003.

        Cash provided by financing activities for the six months ended March 27, 2004 was $7.0 million as compared to $3.2 million for the six months ended March 29, 2003. Net cash provided by financing activities during the six months ended March 27, 2004 includes $7.0 million of proceeds from the sale of the redeemable convertible Series B Preferred Stock and the convertible subordinated debentures, $1.9 million of proceeds from the exercise of warrants to purchase common stock, offset in part by a reduction of $1.8 million in bank borrowings and $0.1 million repayment of long-term debt.

        We lease equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments, as of March 27, 2004, under the capital and operating leases with non-cancelable terms are as follows:

Fiscal Years ended September 30,	Capital Leases	Operating Leases
2004	$161,325	$443,688
2005	236,456	501,108
2006	316,762	262,367
2007	—	264,000
2008	—	291,500
Thereafter	—	612,500

Total	$714,543	$2,375,163

Factors Affecting Future Results

        Our future results remain difficult to predict and may be affected by a number of factors which could cause actual results to differ materially from forward-looking statements contained in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. These factors include business conditions within the distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive industries and the world economies as a whole, and competitive pressures that may impact research and development spending. Our revenue growth is dependent, in part, on technology developments and contract research and development for both the government and commercial sectors and no assurance can be given that these investments will continue or that we will be able to obtain such funds. In addition, our growth opportunities are dependent on the introduction of new products that must penetrate distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive markets. No assurance can be given that new products can be developed, or if developed, will be successful; that competitors will not force prices to an unacceptably low level or take market share from us; or that we can achieve or maintain profits in these or any new markets. Because of these and other factors, including, without limitation, the factors set forth below, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the market price of our common stock experiences significant volatility.

        We have a history of operating losses, may not be able to achieve profitability and may require additional capital in order to sustain our businesses. For each of the past eight fiscal years, we have experienced losses from operating our businesses.

        As of March 27, 2004, we had an accumulated deficit of approximately $125.3 million. During the six months ended March 27, 2004, we had a loss from operations of approximately $1.8 million. If we are unable to operate on a cash flow breakeven basis during 2004, we may need to raise additional capital in order to sustain our operations. There can be no assurance that we will be able to achieve such results or to raise such funds if they are required.

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

        We have authorized 50,000,000 shares of our common stock, of which 28,090,736 shares were issued and outstanding as of April 30, 2004. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise capital that we may need at today's stock prices, we will need to issue securities that are convertible into or exercisable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options, whether currently outstanding or subsequently granted, exercise their options or if warrant holders exercise their warrants to purchase shares of our common stock.

        The sale or issuance of a large number of shares of our common stock could depress our stock price.

        As of April 30, 2004, we have reserved 3,893,745 shares of common stock for issuance upon exercise of stock options and warrants, 2,057,680 shares for future issuances under our stock plans and 334,070 shares for future issuances as matching contributions under our 401(k) plan. As of April 30, 2004, holders of warrants and options to purchase an aggregate of 3,515,245 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144. As of April 30, 2004, we have also reserved 2,125,000 shares of common stock for issuance upon conversion of the outstanding redeemable convertible Series B preferred stock, which can be converted at any time.

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

        Our stock is listed on the Nasdaq National Market, which affords us an opportunity for relatively broad exposure to a wide spectrum of prospective investors. As a requirement of continued inclusion in the Nasdaq National Market, SatCon must comply with Nasdaq's Marketplace Rules, which require that we maintain a market value of $50 million or have total assets of $50 million and $50 million of total revenue and that our stock price stays above $1.00, among others. On August 14, 2003, SatCon received notice from Nasdaq that it was not in compliance with Marketplace Rules. Subsequently, SatCon was advised that it had achieved compliance, and as of April 30, 2004, SatCon is in compliance with the Nasdaq National Market Marketplace Rules for Continued Inclusion. However, if we fail to maintain compliance with these rules and our common stock is delisted from the Nasdaq National Market, there could be a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with the Nasdaq National Market, the loss of federal preemption of state securities laws, the potential loss of confidence by suppliers, customers and employees, as well as the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

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

        Certain patents we hold are the result of retaining ownership of inventions made under U.S. government-funded research and development programs. With respect to any invention made with government assistance, the government has a nonexclusive, nontransferable, irrevocable, paid-up license to use the technology or have the technology employed for or on behalf of the U.S. government throughout the world. Under certain conditions, the U.S. government also has "march-in rights." These rights enable the U.S. government to require us to grant a nonexclusive, partially exclusive, or exclusive license in any field of use to responsible applicants, upon terms that are reasonable under the circumstances. If we refuse, the government can grant the license itself, provided that it determines that such action is necessary because we have not achieved practical application of the invention, or to alleviate health or safety needs, or to meet requirements for public use specified by federal regulations, or because products using such inventions are not being produced substantially in the United States. The exercise of these rights by the government could create potential competitors for us if we later determine to further develop the technologies and utilize the inventions in which the government has exercised these rights.

        Our business could be adversely affected if we are unable to protect our patents and proprietary technology.

        As of April 30, 2004, we held 72 U.S. patents and had 3 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe, and Asia for many of these patents. The expiration date of our patents range from 2009 to 2021, with the majority expiring after 2015. As a qualifying small business from our inception to date, we have retained commercial ownership rights to proprietary technology developed under various U.S. government contracts and grants.

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

        As of April 30, 2004, our executive officers and directors, and their affiliates, beneficially owned approximately 3,948,804 of our outstanding shares of common stock, representing approximately 13.6% of our outstanding common stock, a majority of which was beneficially owned by Mr. Eisenhaure, our president, chief executive officer, chairman of the board and founder. Specifically, as of such date, Mr. Eisenhaure beneficially owned 3,134,262 shares of our common stock, representing 11.0% of our outstanding common stock. If all of these stockholders were to vote together as a group, they would have the ability to exert significant influence over our board of directors and its policies. As a practical matter, Mr. Eisenhaure has significant influence over the election of our directors and determining the outcome of corporate actions requiring stockholder approval, including votes concerning director elections, bylaw amendments and possible mergers, corporate control contests and other significant corporate transactions, irrespective of how some of our other stockholders may vote. Accordingly, such concentration of ownership may have the effect of delaying, deterring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock.

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

        Our accounts receivable financing agreement subjects us to various restrictions on our ability to engage in certain activities without the prior written consent of the bank, including, among other things, our ability to:

  •
  dispose of or encumber assets, other than in the ordinary course of business;

  •
  incur additional indebtedness;

  •
  merge or consolidate with other entities, or acquire other businesses; and

  •
  make investments.

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

        As of April 30, 2004, we had no borrowings under our financing agreement with Silicon Valley Bank. This agreement subjects us to various financial and other covenants with which we must comply on an ongoing or periodic basis. The financial covenant requires us to maintain a minimum level of tangible net worth, as defined, which varies from month to month. If we violate this or any other covenant, there may be a material adverse effect on us. Most notably, our outstanding debt under this agreement could become immediately due and payable, the bank could proceed against any collateral securing such indebtedness and our ability to borrow additional funds in the future may be limited.

        The holders of our Series B Preferred Stock are entitled to receive liquidation payments in preference to the holders of our common stock.

        As of April 30, 2004, 425 shares of our Series B Preferred Stock were outstanding. Pursuant to the terms of the certificate of designation creating the Series B Preferred Stock, upon a liquidation of our company, the holders of shares of the Series B Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is $5,000 per share of Series B Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares. Dividends accrue on the shares of Series B Preferred Stock at a rate of 6% per annum increasing to a rate of 8% per annum on October 1, 2005.

        We have granted to certain investors rights of first refusal and exchange rights which would be triggered upon future financings.

        In connection with our October 2003 financing, we granted rights of first refusal and exchange rights which would generally be triggered upon future financings we may seek to consummate. The right of first refusal allows investors to purchase future securities issued by us for a period of time following the initial closing of their financing. The exchange rights allow the investors to exchange any securities held by them into future securities that we may issue at the liquidation preference of the exchanged security. Each of these factors may adversely affect our ability to raise additional funds from third parties on terms acceptable to us, or at all.

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

Item 4. Controls and Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 27, 2004, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

        In July 2003, Donald R. Gililland, Sharon Gililland, Vernon Dunham and Jean Dunham, owners of the real property commonly known as 4890 E. La Palma Avenue, Anaheim, CA 92870 (collectively the "Owners"), filed a complaint against the Company for breach of lease with the Orange County Superior Court. The complaint alleges, among other things, failure of the Company to maintain/repair premises. The Owners allege that the cost of correction and repair of the various breaches by the Company of its obligations under the Lease will exceed the sum of $400,000. We do not believe that this complaint has substantial merit and intend to vigorously defend against it.

        On or about January 23, 2004, we received a communication from Maltmans, a Canadian insurance adjuster for Falconbridge Dominicana, C.Por.A. (Falcondo), providing notice of a claim against us for costs and damages resulting from a fire at Falcondo's facility in the Dominican Republic. We are a subcontractor on an installation at Falcondo's facility in the Dominican Republic. Similar demands were sent by Maltmans to other contractors and suppliers of the project. Maltmans claims that preliminary estimates of losses are in excess of $10 million. Maltmans provided no basis for the estimated loss or any substantiation of the purported claim against us. We do not believe that there is any causal relationship between the products and services we provided at the facility and the fire that occurred. We have provided notice to our insurance company and are coordinating the gathering of information regarding the fire with the general contractor and our insurance representatives. We do not believe that this matter will materially adversely affect our results of operations or financial condition or net cash flows.

        We are not aware of any other current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or net cash flows.

Item 2. Changes in Securities and Use of Proceeds:

        On December 30, 2003, we issued to Aurelius Consulting Group, Inc. ("Aurelius), pursuant to a marketing agreement, 45,000 shares of our Common Stock as part of the compensation for the services to be provided by Aurelius under the agreement. This Common Stock was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

        During the second quarter of fiscal year 2004, we issued 2,080,000 shares of our Common Stock upon conversion of our Series B Preferred Stock. These shares were issued pursuant to an exemption afforded by Section 3(a)(9) of the Securities Act of 1933.

        During the second quarter of fiscal year 2004, we issued 507,902 shares of our Common Stock upon exercise of warrants. Shares were purchased at exercise prices ranging from $0.72 to $1.75 per share. The weighted average exercise price for the shares issued under these warrants was $0.68 per share. These shares were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities:

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders:

PROPOSAL		FOR	AGAINST/ WITHHELD	ABSTAIN
(1)	To elect the following Class I Directors:
	David B. Eisenhaure	23,291,757	151,498	—
	Alan P. Goldberg	23,290,882	152,373	—
	James L. Kirtley, Jr.	23,291,791	151,464	—
The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Marshall J. Armstrong, Michael C. Turmelle, Anthony J. Villiotti and Gerald L. Wilson.
(2)	To ratify the selection of Grant Thornton LLP as independent auditors for the fiscal year ending September 30, 2004	23,200,254	148,456	94,545

Item 5. Other Information:

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

  (a)
  Exhibits

          The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

  (b)
  Reports on Form 8-K

          On December 30, 2003, we furnished a Current Report on Form 8-K, dated December 23, 2003, to report under Item 12 that we issued a press release announcing our financial results for our fourth quarter and fiscal year ended September 30, 2003.

          On December 31, 2003, we furnished a Current Report on Form 8-K, dated December 30, 2003, to report under Item 12 that we issued a press release announcing, among other things, $2.2 million in new contracts and improved first quarter 2004 cash usage.

          On February 13, 2004, we furnished a Current Report on Form 8-K, dated February 10, 2004, to report under Item 12 that we issued a press release announcing our financial results for our first quarter ended December 27, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SATCON TECHNOLOGY CORPORATION
Date: May 11, 2004	By:	/s/ RALPH M. NORWOOD Ralph M. Norwood Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SATCON TECHNOLOGY CORPORATION CONSOLIDATED BALANCE SHEETS
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the six months ended March 29, 2003 (Unaudited)
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the six months ended March 27, 2004 (Unaudited)
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SATCON TECHNOLOGY CORPORATION NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS MARCH 27, 2004 AND MARCH 29, 2003 (Unaudited)
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