Form 10-Q
period 2004-06-26
SATCON TECHNOLOGY CORP
filed 2004-08-09
CIK 889423

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 26, 2004

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

Common Stock, $0.01 Par Value,
28,200,010 shares outstanding as of July 30, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 26, 2004	September 30, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,287,222	$728,415
Restricted cash and cash equivalents	131,811	506,776
Accounts receivable, net of allowance of $990,222 and $937,030 at June 26, 2004 and September 30, 2003, respectively	5,509,827	5,498,998
Unbilled contract costs and fees	826,906	802,804
Funded research and development expenses in excess of billings	356,392	150,411
Inventory	5,084,251	5,802,120
Prepaid expenses and other current assets	863,410	726,357

Total current assets	15,059,819	14,215,881
Warrants to purchase common stock	16,724	97,490
Property and equipment, net	5,936,618	6,927,411
Goodwill, net	704,362	704,362
Intangibles, net	2,522,707	2,918,188
Other long-term assets	100,034	118,610

Total assets	$24,340,264	$24,981,942

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank line of credit	$—	$1,801,869
Current portion of long-term debt	198,487	271,090
Accounts payable	3,911,074	5,967,651
Accrued payroll and payroll related expenses	1,520,711	1,340,244
Other accrued expenses	1,794,589	2,917,176
Accrued contract losses	342,577	387,778
Deferred revenue	370,504	2,447,054
Accrued restructuring costs	495,612	495,612

Total current liabilities	8,633,554	15,628,474
Redeemable convertible Series A preferred stock (132.7 shares issued and outstanding; face value: $12,500 per share; liquidation preference: 150%)	—	1,658,750
Redeemable convertible Series B preferred stock (425 shares issued and outstanding; face value: $5,000 per share; liquidation preference: 100%)	2,125,000	—
Convertible subordinated debentures (Face value: $762,500; liquidation preference: 150%)	—	762,500
Long-term debt, net of current portion	362,958	501,590
Other long-term liabilities	154,427	268,482
Commitments and contingencies
Stockholders' equity:
Common stock; $0.01 par value, 50,000,000 shares authorized; 28,144,277 and 21,023,200 shares issued and outstanding at June 26, 2004 and September 30, 2003, respectively	281,443	210,232
Additional paid-in capital	139,057,486	122,792,791
Accumulated deficit	(126,060,745)	(116,701,523)
Accumulated other comprehensive loss	(213,859)	(139,354)

Total stockholders' equity	13,064,325	6,162,146

Total liabilities and stockholders' equity	$24,340,264	$24,981,942

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Revenue:
Product revenue	$6,840,972	$5,010,513	$19,254,617	$14,591,318
Funded research and development and other revenue	1,771,056	1,078,972	5,703,626	3,554,784

Total revenue	8,612,028	6,089,485	24,958,243	18,146,102

Operating costs and expenses:
Cost of product revenue	5,483,030	8,117,143	15,845,447	19,795,459
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	1,415,758	850,060	4,210,900	3,026,560
Unfunded research and development expenses	4,188	313,281	5,489	1,426,991

Total research and development and other revenue expenses	1,419,946	1,163,341	4,216,389	4,453,551
Selling, general and administrative expenses	2,248,449	3,280,977	7,055,127	10,974,652
Amortization of intangibles	111,671	98,979	335,014	393,040
Write-off of impaired long-lived assets	—	700,000	—	700,000
Write-off of impaired goodwill and intangible assets	—	—	—	5,751,082

Total operating costs and expenses	9,263,096	13,360,440	27,451,977	42,067,784

Operating loss	(651,068)	(7,270,955)	(2,493,734)	(23,921,682)
Net unrealized gain/(loss) on warrants to purchase common stock	(77,200)	15,894	(80,766)	12,485
Net unrealized gain on Series B warrants	—	—	35,442	—
Write-down of investment in Beacon Power Corporation	—	—	—	(541,885)
Realized gain on sale of Beacon Power Corporation common stock	—	795,258	—	795,258
Other income	2,479	—	2,479	55,700
Interest income	2,545	1,831	9,069	4,372
Interest expense	(71,865)	(316,863)	(6,831,712)	(684,791)

Net loss	$(795,109)	$(6,774,835)	$(9,359,222)	$(24,280,543)

Net loss per weighted average share, basic and diluted	$(0.03)	$(0.36)	$(0.35)	$(1.36)

Weighted average number of common shares, basic and diluted	28,078,113	18,885,876	26,378,830	17,864,955

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the nine months ended June 28, 2003

(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Unrealized Gain/ (Loss) on Beacon Power Corporation	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Comprehensive Loss
Balance, September 30, 2002 (Audited)	16,741,646	$167,416	$115,800,692	$(85,220,361)	$(588,944)	$(233,193)	$(822,137)	$29,925,610
Net loss	—	—	—	(24,280,543)	—	—	—	(24,280,543)	$(24,280,543)
Change in unrealized gain (loss) on Beacon Power Corporation common stock	—	—	—	—	125,080	—	125,080	125,080	125,080
Other than temporary write-down of investment in Beacon Power Corporation	—	—	—	—	541,885	—	541,885	541,885	541,885
Issuance of common stock to 401(k) Plan	567,698	5,677	598,570	—	—	—	—	604,247	—
Issuance of warrants to purchase common stock	—	—	190,566	—	—	—	—	190,566	—
Issuance of common stock in connection with Series A warrant exercise	1,258,549	—	—	—	—	—	—	—	—
Issuance of common stock in lieu of first year dividend on Series A Preferred Stock	362,168	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	96,688	96,688	96,688	96,688

Comprehensive loss									$(23,516,890)

Balance, June 28, 2003 (Unaudited)	18,930,061	$173,093	$116,589,828	$(109,500,904)	$78,021	$(136,505)	$(58,484)	$7,203,533

The accompanying notes are an integral part of these consolidated financial statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the nine months ended June 26, 2004
(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Comprehensive Loss
Balance, September 30, 2003 (Audited)	21,023,200	$210,232	$122,792,791	$(116,701,523)	$(139,354)	$6,162,146
Net loss	—	—	—	(9,359,222)	—	(9,359,222)	$(9,359,222)
Issuance of common stock to 401(k) Plan	161,786	1,618	399,235	—	—	400,853	—
Issuance of common stock in connection with exercise of Series A warrant to purchase common stock	28,000	280	—	—	—	280	—
Issuance of common stock in connection with exercise of warrants to purchase common stock	2,246,467	22,465	1,834,850	—	—	1,857,315	—
Issuance of common stock in connection with cashless exercise of warrants to purchase common stock	209,422	2,094	(2,094)	—	—	—	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock	88,050	880	56,239	—	—	57,119	—
Issuance of common stock in connection with the conversion of redeemable convertible Series A preferred stock	1,327,000	13,270	1,645,480	—	—	1,658,750	—
Issuance of common stock in connection with the conversion of convertible subordinated debentures	666,000	6,660	825,840	—	—	832,500	—
Issuance of common stock in lieu of first year interest on convertible subordinated debentures	8,298	83	23,981	—	—	24,064	—
Issuance of common stock in lieu of first six -months dividend on redeemable convertible Series B preferred stock	76,054	761	229,454	—	—	230,215	—
Issuance of common stock to Auerelius Consulting Group	90,000	900	193,950	—	—	194,850	—
Issuance of options and warrants to purchase common stock to non-employees	—	—	46,634	—	—	46,634	—
Issuance of warrants to convertible subordinated debentures holders	—	—	46,577	—	—	46,577	—
To record beneficial conversion feature of convertible subordinated debentures	—	—	138,977	—	—	138,977	—
Issuance of warrants to Series B preferred stockholders	—	—	1,242,441	—	—	1,242,441	—
To record beneficial conversion feature of the Series B preferred stock	—	—	3,655,607	—	—	3,655,607	—
Issuance of warrants to BHP in connection with the issuance of the Series B preferred stock	—	—	435,166	—	—	435,166	—
Issuance of common stock in connection with the conversion of redeemable convertible Series B preferred stock	2,220,000	22,200	5,527,800	—	—	5,550,000	—
Mark-to-market Series B warrants	—	—	(35,442)	—	—	(35,442)	—
Foreign currency translation adjustment	—	—	—	—	(74,505)	(74,505)	(74,505)

Comprehensive loss							$(9,433,727)

Balance, June 26, 2004 (Unaudited)	28,144,277	$281,443	$139,057,486	$(126,060,745)	$(213,859)	$13,064,325

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 26, 2004	June 28, 2003
Cash flows from operating activities:
Net loss	$(9,359,222)	$(24,280,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,458,884	1,808,411
Provision for uncollectible accounts	82,471	114,408
Provision for excess and obsolete inventory	209,757	3,948,724
Net unrealized (gain)/loss on warrants to purchase common stock	80,766	(12,485)
Net unrealized loss on Series B warrants	(35,442)	—
Write-off of impaired long-lived assets	—	700,000
Write-down of impaired goodwill and intangible assets	—	5,751,082
Write-down of investment in Beacon Power Corporation	—	541,885
Non-cash compensation and consulting expense	610,250	1,050,078
Non-cash interest expense	6,731,579	112,993
Gain on sale of equipment	—	(55,700)
Gain on sale of Beacon Power Corporation common stock	—	(795,258)
Changes in operating assets and liabilities:
Accounts receivable	(93,300)	3,991,602
Unbilled contract costs and fees	(24,102)	425,208
Prepaid expenses and other current assets	(593,188)	(393,264)
Inventory	508,111	(1,461,325)
Other long-term assets	18,576	10,986
Accounts payable	(2,056,577)	848,155
Accrued payroll and payroll related expenses, other expenses, accrued contract losses and restructuring costs	(890,460)	(113,723)
Deferred revenue	(2,076,550)	2,349,858
Other liabilities	(137,206)	(106,593)

Total adjustments	3,793,569	18,715,042

Net cash used in operating activities	(5,565,653)	(5,565,501)

Cash flows from investing activities:
Purchases of property and equipment	(72,610)	(281,478)
Proceeds from sale of equipment	—	68,450
Proceeds from sale of Beacon Power Corporation common stock	—	1,514,650

Net cash provided by (used in) investing activities	(72,610)	1,301,622

Cash flows from financing activities:
Net (repayments) borrowings under bank line of credit	(1,801,869)	896,336
Repayment of long-term debt	(211,235)	(197,456)
Proceeds from issuance of convertible subordinated debentures	70,000	—
Net proceeds from issuance of convertible preferred stock	6,925,000	3,176,000
Net proceeds from exercise of warrants and options to purchase common stock	1,914,714	—

Net cash provided by financing activities	6,896,610	3,874,880

Effect of foreign currency exchange rates on cash and cash equivalents	(74,505)	96,688

Net increase (decrease) in cash and cash equivalents	1,183,842	(292,311)
Cash and cash equivalents at beginning of period, including restricted cash and cash equivalents	1,235,191	2,120,306

Cash and cash equivalents at end of period, including restricted cash and cash equivalents	$2,419,033	$1,827,995

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-Cash Investing and Financing Activities:
Valuation adjustment for warrants to purchase common stock	$(3,566)	$5,837
Valuation adjustment for Series B warrants	$35,422	$—
Change in unrealized loss on Beacon Power Corporation common stock	$—	$78,021
Interest and Income Taxes Paid:
Interest	$100,135	$436,706
Income Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 26, 2004 AND JUNE 28, 2003
(Unaudited)

Note A. Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its wholly-owned subsidiaries (collectively, the "Company") as of June 26, 2004 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003. Operating results for the three and nine months ended June 26, 2004 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

        The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each of the past five years. As of June 26, 2004, it had an accumulated deficit of $126,060,745 since inception. During the nine months ended June 26, 2004, the Company incurred a loss from operations of $2,493,734. In addition, the Company's stock is listed on the Nasdaq National Market which requires it to comply with Nasdaq's Maketplace Rules. These rules require that the Company maintain a market value of $50 million or have total assets of $50 million and $50 million of total revenue and that the stock price stays above $1.00, among others. The Company's market value on July 30, 2004 was approximately $60 million. However, if the Company fails to maintain compliance with these rules and the Company' Common Stock is delisted from the Nasdaq National Market, there could be greater difficulty in obtaining financing.

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

        In October 2003, all of the holders of warrants issued in connection with the February 2003 financing transaction, exercised their warrants to purchase 1,574,000 shares of the Company's Common Stock. These warrants had an initial exercise price of $1.50 but based on the Company not meeting certain financial parameters in its fiscal fourth quarter, the exercise price would have been adjusted to

$1.00 upon the filing of the Company's Form 10-K for the fiscal year ended September 30, 2003. The Company offered these warrant holders an opportunity to exercise these warrants at $1.00 per share in October 2003, in exchange for the holders to waive their right to any penalties because the registration statement underlying the securities issued in the February 2003 financing transaction had not been declared effective by the United States Securities and Exchange Commission (the "SEC") prior to June 19, 2003. The effect of the repricing did not have a material effect on the results of operations or financial condition of the Company during the nine months ended June 26, 2004 as substantially all of the effects of the repricing had been recorded as of September 30, 2003.

        In October 2003, the holders of the redeemable convertible Series A Preferred Stock converted 132.7 shares into 1,327,000 shares of the Company's Common Stock. As a result of this conversion, the Company recorded the remaining unamortized balance of the prepaid first year dividends, or $67,976, in October 2003.

        In October 2003, the holders of the convertible subordinated debentures converted $762,500 into 610,000 shares of the Company's Common Stock. As a result of this conversion, the Company recorded the remaining unamortized balance of the prepaid first year interest, or $81,155, in October 2003. Also in October 2003, an additional investment of $70,000 was made by issuing $70,000 of convertible subordinated debentures. The Company also issued 8,298 shares of Common Stock as payment of the first year interest, valued based on the average of the closing bid and ask price of the Common Stock on the Nasdaq National Market for the five trading days preceding February 18, 2003. These secured convertible subordinated debentures were subsequently converted at a conversion price per share of $1.25 into 56,000 shares of Common Stock. As a result of this conversion, the Company recorded all of the interest on these debentures in October 2003. In connection with this transaction, the Company issued warrants to purchase up to 28,000 shares of Common Stock. Warrants which were exercised at a price of $1.00 per share, and warrants to purchase up to 28,000 shares of Common Stock which were exercisable for one business day after the date of their issuance and had an exercise price of $0.01 per share. The note purchase agreement required the registration statement underlying the common stock being declared effective by the SEC. Failure to satisfy this contingency may have resulted in a portion or all of the proceeds being returned to the investors. The Company filed the required registration statement with the SEC on December 23, 2003 and it was declared effective on December 31, 2003. After the resolution of this item outside the Company's control, the Company accounted for the transaction in accordance with Emerging Issues Task Force ("EITF") No.00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF No. 00-27"), allocating the proceeds received net of transaction costs based on the relative fair value of the subordinated convertible debentures and the warrants issued to the investor, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities as follows:

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

        In connection with the October 2003 Financing Transaction, the Company issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock is convertible into a number of shares of Common Stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which is $2.50. The total number of shares of Common Stock issuable upon conversion of the shares of Series B Preferred Stock issued and sold was 3,070,000. As of June 26, 2004, 1,110 shares of the Series B Preferred Stock had been converted into 2,220,000 shares of Common Stock. As of June 26, 2004, the liquidation preference of the remaining 425 shares of Series B Preferred Stock was $2,125,000, and these were convertible into 850,000 shares of Common Stock. The Series B Preferred Stock accrues dividends of 6% per annum, increasing to 8% per annum on October 1, 2005. The dividend for the first six months was paid at closing by issuing 76,054 shares of Common Stock, valued based on the average of the closing bid and ask price of the Common Stock on the Nasdaq National Market for the five trading days preceding October 31, 2003. All further dividends will be paid on a semi-annual basis. Except in certain limited circumstances, the Company may opt to pay these dividends in cash or in shares of Common Stock.

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

        The stock purchase agreement required the registration statement underlying the common stock being declared effective by the SEC. Failure to satisfy this contingency may have resulted in a portion or all of the proceeds being returned to the investors. The Company filed the required registration statement with the SEC on December 23, 2003 and it was declared effective on December 31, 2003. However, because the Company failed to initially file this registration statement with the SEC on or before December 15, 2003, it was potentially required to pay liquidated damages to each of the investors in the private offering of 3% of the investor's investment in cash for the first month of delay and 1.5% of the investor's investment for each additional month of delay in cash or shares of the Company's common stock, at its option. As of June 26, 2004, the Company had accrued $61,400 for these potential penalties which is included in selling, general and administrative expenses for the three months ending December 27, 2003. After the resolution of this item outside the Company's control, the Company accounted for the transaction in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series B Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities as follows:

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

        As of June 26, 2004, 1,110 shares of the Series B Preferred Stock had been converted into 2,220,000 shares of Common Stock. As a result of the conversions, the Company recorded the unamortized balance of the prepaid first six-months dividend on the converted securities, or $83,248, during the nine months ended June 26, 2004.

        In November 2003, the Company repaid all outstanding amounts under the line of credit (the "Loan") with Silicon Valley Bank (the "Bank") and the Bank released $375,000 of the $506,811 cash previously restricted. In addition, on December 12, 2003, the Company amended its agreement with the Bank. Under the amended agreement, the Bank will provide the Company with a line of credit of up to $6,250,000 (the "Amended Loan"). The Amended Loan is secured by most of the assets of the Company and advances under the Amended Loan are limited to 80% of eligible accounts receivables, which would permit borrowings up to $5,000,000. Interest on outstanding borrowings accrues at a rate equal to the Bank's prime rate of interest plus 1.5% per annum. In addition, the Company will pay to the Bank a collateral handling fee of 2.4% per annum of the average daily outstanding balance. The interest rate could increase to the Bank's prime rate plus 3.0% per annum and the collateral handling fee increases to 3.0% per annum if the Company fails to meet certain financial ratios. In addition, the Company has agreed to the following fees: (i) a $23,250 non-refundable facility fee upon the execution of the agreement; (ii) an unused line fee in an amount equal to 0.50% per annum on the difference between $5 million and the average daily principal balance of the loans outstanding during the month;

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

        The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as research and development expense as incurred. As of June 26, 2004 and

September 30, 2003, the Company has accrued $342,577 and $387,778, respectively, for anticipated contract losses.

        Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in research and development and other revenue expenses.

        Deferred revenue consists of payments received from customers—in advance of services performed, product shipped or installation completed.

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

        Had compensation cost for the Company's stock-based compensation been determined based on fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss and loss per share for the three and nine months ended June 26, 2004 and June 28, 2003 would have been increased to the pro forma amounts indicated below:

	Three Months Ended				Nine Months Ended
	June 26, 2004		June 28, 2003		June 26, 2004		June 28, 2003
	Net Loss	Loss per Share	Net Loss	Loss per Share	Net Loss	Loss per Share	Net Loss	Loss per Share
As Reported	$(795,109)	$(0.03)	$(6,774,835)	$(0.36)	$(9,359,222)	$(0.35)	$(24,280,543)	$(1.36)
Stock based employee compensation expense	(153,895)	(0.01)	(904,840)	(0.05)	(1,705,586)	(0.06)	(3,042,307)	(0.17)

Pro Forma	$(949,004)	$(0.03)	$(7,679,675)	$(0.41)	$(11,064,808)	$(0.42)	$(27,322,850)	$(1.53)

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

        The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life of seven years, expected volatility ranging from 114.2% to 120.0%, no dividends, and risk-free interest rate of 4.00% for the nine months ended June 26, 2004 and an expected life of seven years, expected volatility ranging from 93.8% to 98.8%, no dividends, and risk-free interest rate of 4.00% for the nine months ended June 28, 2003.

        On April 19, 2004, the Company completed the first phase of its stock option exchange offer. A total of 781,158 options with an average exercise price of approximately $12.30 were tendered by employees and directors and then cancelled by the Company in exchange for the future issuance of options. New options will be issued in the final phase of the exchange offer on or after October 20, 2004 at the then current market price to employees and directors who are employed by the Company or serve as directors of the Company from the acceptance date through the date that the new options are granted. As of June 26, 2004, the Company is obligated to issue 684,008 options associated with the exchange, subject to certain conditions. Executive officers of the Company elected not to participate in the program. The Pro Forma Stock Based Employee Compensation expense above has taken these shares into account in its calculation. To the extent that the calculation above resulted in a benefit due to the tendered options, these amounts were omitted from the calculation.

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

Note D. Loss per Share

        The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net loss	$(795,109)	$(6,774,835)	$(9,359,222)	$(24,280,543)

Basic and diluted:
Common shares outstanding, beginning of period	27,883,970	18,664,952	21,023,200	16,741,646
Weighted average common shares issued during the period	194,143	220,924	5,355,630	1,123,309

Weighted average shares outstanding — basic and diluted	28,078,113	18,885,876	26,378,830	17,864,955

Net loss per weighted average share, basic and diluted	$(0.03)	$(0.36)	$(0.35)	$(1.36)

        As of June 26, 2004 and June 28, 2003, 3,327,663 and 5,649,092 shares of common stock issuable upon the exercise of options and warrants, respectively, were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive. In addition, as of June 26, 2004 and June 28, 2003, 850,000 and 2,538,000 shares of common stock issuable upon the conversion of the redeemable convertible preferred stock, respectively, were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive.

        On April 19, 2004, the Company completed the first phase of its stock option exchange offer. A total of 781,158 options with an average exercise price of approximately $12.30 were tendered by employees and directors and then cancelled by the Company in exchange for the future issuance of options. New options will be issued in the final phase of the exchange offer on or after October 20, 2004 at the then current market price to employees and directors who are employed by the Company or serve as directors of the Company from the acceptance date through the date that the new options are granted. As of June 26, 2004, the Company is obligated to issue 684,008 options associated with the exchange, subject to certain conditions. Executive officers of the Company elected not to participate in the program.

Note E. Inventory

        Inventory consists of the following:

	June 26, 2004	September 30, 2003
Raw material	$1,069,004	$1,316,910
Work-in-process	3,539,974	2,488,556
Finished goods	475,273	1,996,654

	$5,084,251	$5,802,120

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

        The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations, including amortization of intangibles. Common costs not directly attributable to a particular segment are included in the Applied Technology segment. These costs include corporate costs such as executive officer compensation, facility costs, legal, audit and tax and other professional fees and totaled $565,081, $1,102,093, $1,787,208 and $3,568,929 for the three and nine months ended June 26, 2004 and June 28, 2003, respectively.

        The following is a summary of the Company's operations by operating segment:

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Applied Technology:
Funded research and development and other revenue	$1,771,056	$1,078,972	$5,703,626	$3,544,784

Loss from operations, including amortization of intangibles of $80,421 and $67,629 for the three months ended June 26, 2004 and June 28, 2003, respectively, and $241,264 and $245,497 and for the nine months ended June 26, 2004 and June 28, 2003, respectively	(809,059)	$(1,392,826)	$(2,123,920)	$(4,843,543)

Power Systems:
Product revenue	$4,506,350	$2,501,879	$12,655,408	$7,856,325

Loss from operations, including amortization of intangibles of $0 and $0 for the three months ended June 26, 2004 and June 28, 2003, respectively, $0 and $53,793 for the nine months ended June 26, 2004 and June 28, 2003, respectively, and write-off of impaired assets of $0 and $0 for the three months ended June 26, 2004 and June 28, 2003, respectively, and $700,000 and $6,451,082 for the three and nine months ended June 28, 2003, respectively	$64,866	$(5,962,251)	$(298,706)	$(18,404,852)

Electronics:
Product revenue	$2,334,622	$2,508,634	$6,599,209	$6,734,993

Income/(loss) from operations, including amortization of intangibles of $31,250 for the three months ended June 26, 2004 and June 28, 2003 and $93,750 for the nine months ended June 26, 2004 and June 28, 2003	$93,125	$84,122	$(71,108)	$(673,287)

Consolidated:
Product revenue	$6,840,972	$5,010,513	$19,254,617	$14,591,318
Funded research and development and other revenue	1,771,056	1,078,972	5,703,626	3,554,784

Total revenue	$8,612,028	$6,089,485	$24,958,243	$18,146,102

Operating loss	$(651,068)	$(7,270,955)	$(2,493,734)	$(23,921,682)
Net unrealized gain/(loss) on warrants to purchase common stock	(77,200)	15,894	(80,766)	12,485
Net unrealized gain on Series B warrants	—	—	35,442	—
Write-down of investment in Beacon Power Corporation	—	—	—	(541,885)
Realized gain on sale of Beacon Power common stock	795,258	795,258
Other income	2,479	—	2,479	55,700
Interest income	2,545	1,831	9,069	4,372
Interest expense	(71,865)	(316,863)	(6,831,712)	(684,791)

Net loss	$(795,109)	$(6,774,835)	$(9,359,222)	$(24,280,543)

        Common assets not directly attributable to a particular segment are included in the Applied Technology segment. These assets include cash and cash equivalents, prepaid and other corporate assets and amounted to $2,710,745 and $1,578,302 at June 26, 2004 and September 30, 2003, respectively. The following is a summary of the Company's assets by operating segment:

	June 26, 2004	September 30, 2003
Applied Technology:
Segment assets	$7,945,900	$6,977,993
Power Systems:
Segment assets	9,701,076	11,189,338
Electronics:
Segment assets	6,676,564	6,717,121

Consolidated:
Segment assets	24,323,540	24,884,452
Warrants to purchase common stock	16,724	97,490

Total assets	$24,340,264	$24,981,942

        The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Revenue by geographic region based on location of customer:
United States	$7,932,379	$5,128,823	$21,984,127	$15,366,160
Rest of world	679,649	960,662	2,974,116	2,779,942

Total revenue	$8,612,028	$6,089,485	$24,958,243	$18,146,102

	June 26, 2004	September 30, 2003
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:
United States	$9,206,218	$10,656,469
Rest of world	74,227	109,592

Total long-lived assets (including goodwill and intangible assets)	$9,280,445	$10,766,061

Note G. Legal Matters

        From time to time, we are a party to routine litigation and proceedings in the ordinary course of business.

        In July 2003, Donald R. Gililland, Sharon Gililland, Vernon Dunham and Jean Dunham, owners of the real property commonly known as 4890 E. La Palma Avenue, Anaheim, CA 92870 (collectively the "Owners"), filed a complaint against the Company for breach of lease with the Orange County

Superior Court. The complaint alleges, among other things, failure of the Company to maintain/repair premises. The Owners allege that the cost of correction and repair of the various breaches by the Company of its obligations under the Lease will exceed the sum of $400,000. The Company does not believe that this complaint has substantial merit and intend to vigorously defend against it. Trial is set for October 6, 2004.

        On or about January 23, 2004, the Company received a communication from Maltmans, a Canadian insurance adjuster for Falconbridge Dominicana, C.Por.A. (Falcondo), providing notice of a claim against the Company for costs and damages resulting from a fire at Falcondo's facility in the Dominican Republic. The Company is a subcontractor on an installation at Falcondo's facility in the Dominican Republic. Similar demands were sent by Maltmans to other contractors and suppliers of the project. Maltmans claims that preliminary estimates of losses are in excess of $10 million. Maltmans provided no basis for the estimated loss or any substantiation of the purported claim against the Company. The Company does not believe that there is any causal relationship between the products and services we provided at the facility and the fire that occurred. The Company has provided notice to our insurance company and has coordinated the gathering of information regarding the fire with the general contractor and our insurance representatives. The Company does not believe that this matter will materially adversely affect the Company's results of operations or financial condition or net cash flows.

        We are not aware of any other current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or net cash flows.

Note H. Commitments and Contingencies

        In late fiscal 2003, the Company entered into a fixed price contract with a customer. The fixed price contract, which totaled $1.1 million, involved milestones and progress payments and called for the delivery of four prototype power units. These new power units require substantial engineering to meet the space, thermal and performance requirements of the customer. At the end of fiscal 2003 the Company forecasted that the project would be completed during fiscal 2004 and the Company accrued $0.6 million for the then anticipated cost overrun to be incurred for the project. Subsequently the Company was successful in negotiating with the customer to increase the contract value by $0.4 million to a total of $1.5 million which was not recorded due to technological uncertainties that existed at that time.

        Late in the third quarter of fiscal 2004, the Company encountered unanticipated problems dealing with the performance requirements. At the end of the third quarter the Company had completed the technical design and were working on integration and testing. Currently the Company estimates that it will incur costs of approximately $2.5 million to complete the project. Accordingly the Company has recorded an additional charge in the third fiscal quarter of 2004 of $0.3 million.

        Although the Company believes that it will complete this contract to the satisfaction of our customer, it is possible that the Company will not be successful. If this were to occur, the customer would have remedies, as defined in the contract, and the Company may be liable for those costs. The Company considers this unlikely and are unable to estimate any possible cost exposure at this time.

Note I. Subsequent Events

        In July 2004, the Company accepted an order from an overseas customer for $0.9 million. The order is scheduled for delivery during the first half of calendar 2005 and involves a product line which the Company has successfully delivered on in the past. In part because the customer will be making progress payments, the Company has agreed to set aside $0.9 million of cash in return for our bank issuing a letter of credit to guarantee performance. This cash will be restricted for use by the Company until the order is successfully fulfilled. If, however, we fail to fulfill the order, the customer will have the right to demand payment from this letter of credit, which would result in our loss of this cash.

        On July 29, 2004, the Company sold its Smart Predictive Line Control Technology ("SPLC") to Hatch Corporation for $0.7 million and future royalty payments. This technology is used to modulate the "flickers" and "brown-outs" in the area surrounding electric arc furnaces. Hatch has agreed to pay the $0.7 million in three installments of $0.3 million, $0.2 million and $0.2 million over a period of 24 months. In addition, Hatch will pay the Company approximately $50,000 for each future installation of the SPLC technology.

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

        In connection with the financing, we issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock is convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which is $2.50. The total number of shares of common stock issuable upon conversion of the shares of Series B Preferred Stock issued and sold is 3,070,000. As of June 26, 2004, 1,040 shares of the Series B Preferred Stock had been converted into 2,080,000 shares of Common Stock. The Series B Preferred Stock accrues dividends of 6% per annum, increasing to 8% per annum on October 1, 2005. The dividend for the first six months was paid at closing by issuing 76,054 shares of common stock, valued based on the average of the closing bid and ask price of the common stock on the Nasdaq National Market for the five trading days preceding October 31, 2003. All further dividends will be paid on a semi-annual basis. Except in certain limited circumstances, we may opt to pay these dividends in cash or in shares of common stock.

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

        On June 16, 2004, SatCon Technology Corporation (the "Company") filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC"). The registration statement was declared effective by the SEC, allowing the Company to offer and sell up to $25 million aggregate amount of its common stock, preferred stock and warrants from time to time in one or more offerings. The terms of any such future offerings would be established at the time of such offering. At the time any of the securities covered by the registration statement are offered for sale, a prospectus supplement will be prepared and filed containing specific information about the terms of any such offering. As of July 30, 2004 no securities have been sold under the universal shelf registration statement on Form S-3.

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

        We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in most situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed-upon the final indirect cost rates for the fiscal year ended September 30, 2001. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of June 26, 2004 and September 30, 2003, we have accrued approximately $0.3 million and $0.4 million, respectively, for anticipated contract losses.

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

        At the end of June 2003, we were actively engaged in selling our Shaker product line, and we were pursuing a strategy that we hoped would lead to a strategic alliance with a larger company for the development and exploitation of the advantages embodied in our Uninterruptible Power Supply ("UPS") system. During the process of considering various options, we concluded that both our Shaker and UPS system inventories were overvalued based upon the June 2003 plans. We analyzed the situation, recorded an increase to our valuation reserve and were actively considering offers for this product line. This reserve was based on our assessment of the situation as of that time; The Company had no orders associated with this reserved inventory and there was no sales force dedicated to the sales and marketing of these products. During the first quarter of fiscal 2004, we decided to terminate discussions about the possible sale of the Shaker product line and focus on generating orders. In addition, the decision to retain our Shaker product line was due in part to a significant improvement in our liquidity situation. The restarting of this line of business took some time and in the first quarter of no shaker units were sold. At the end of the first quarter, the gross inventory for our Shaker product line inventory totaled $2.1 million and our valuation reserve against that inventory was $2.0 million, or 95%. During our second and third quarters of fiscal 2004, we were successful in resuming sales levels of our Shakers. As a result, we used some inventory that we had largely written-down. During the second and third quarters of fiscal 2004, we sold inventory that originally had a cost of $0.3 million. As this inventory is used we reduce the valuation reserve on a first in first out and pro rata basis. In addition, the Company had originally accrued approximately $0.9 million for purchase commitments related to the UPS and Shaker product lines. In the third quarter of 2004, the Company sold products containing approximately $0.1 million of inventory previously reserved related to these purchase commitments. Although it is unclear how much of the remaining inventory we will sell and during which periods it will occur, as we sell this inventory our cost of product revenue will be lower than normal as this inventory has been largely written-down. As a result, to the extent this inventory is sold in the future, our margins will be favorably impacted compared with results that would otherwise be achieved.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $44.3 million as of June 26, 2004, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

  Three Months Ended June 26, 2004 Compared to Three Months Ended June 28, 2003

        Product Revenue.    Product revenue increased by $1.8 million, or 37%, from $5.0 million in fiscal year 2003 to $6.8 million in fiscal year 2004. The increase in product revenue was comprised of $2.0 million from our Power Systems division. This increase of $2.0 million in revenue from Power Systems was largely due to increased sales in our Power Conversion products, and to a lesser degree, increased sales in our Magnetics and Test and Measurement products, offset by a decrease in product revenue of $0.2 million in our electronics division.

        Funded research and development and other revenue.    Funded research and development and other revenue increased by $0.7 million, or 64%, from $1.1 million in fiscal year 2003 to $1.8 million in fiscal year 2004. This increase was primarily attributable to an increase in revenue of $0.5 million from a Naval program and $0.3 million from a photovoltaics contract. The increases were offset in part by a $0.2 million reduction from a contract with General Atomics to deliver power converter and control assemblies for the RV Triton, a British research vessel.

        Cost of product revenue.    Cost of product revenue decreased by $2.6 million, or 32%, from $8.1 million in fiscal year 2003 to $5.5 million in fiscal year 2004 despite the increase in product revenue of $1.8 million. The decrease was primarily attributable to the absence of a $2.7 million charge incurred in 2003 to reduce the carrying value of inventory in our test and measurement and UPS product lines. In addition, fiscal year 2004 results have benefited by a reduction in our manufacturing cost structure. However, this reduction in cost structure was more than offset by higher material costs associated with the increase in sales volume. In addition, we sold products which contained certain materials which had been substantially written down or reserved which resulted in reduced costs. This improved gross margin by $0.3 million during the quarter ended June 26, 2004. As a result of these changes and higher sales volumes gross margin improved from (62%) to 20%.

        Funded research and development and other revenue expenses.    Funded research and development and other revenue expenses increased by $0.5 million, or 67%, from $0.9 million in fiscal year 2003 to $1.4 million in fiscal year 2004. The total in 2004 includes $0.3 million accrued on fixed priced contracts for which we expect to incur additional future losses. The gross margin on funded research and other revenue decreased from 21% in fiscal year 2003 to 20% in fiscal year 2004. This decrease is a direct result of the $0.3 million accrual for future contract losses offset in part by an increase in revenue and improved efficiencies.

        Unfunded research and development expenses.    We did not expend funds on unfunded research and development in fiscal year 2004 compared with $0.3 million spent in fiscal year 2003. The primary reason for this reduction in unfunded research and development expenses was due to the completion of the UPS development activity, as that has been completed, and to a lesser degree the elimination of the radio frequency research effort in our Electronics division.

        Selling, general and administrative expenses.    Selling, general and administrative expenses decreased by $1.1 million, or 31%, from $3.3 million in fiscal year 2003 to $2.2 million in fiscal year 2004. The decrease was primarily the result of a reduction in the selling and administrative cost structure in our Power Systems division and, to a lesser extent, lower spending in central corporate costs due to general streamlining of outside services and internal staffing.

        Amortization of intangibles.    Amortization of intangibles remained flat at $0.1 million.

        Net unrealized gain/(loss) on warrants to purchase common stock.    We incurred a $0.1 million unrealized loss on warrants to purchase common stock in fiscal year 2004. We account for our warrants to purchase Mechanical Technology Incorporated's common stock and to purchase Beacon Power Corporation's common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we have recorded these warrants at their fair value at June 26, 2004. Our warrants to purchase Mechanical Technology Incorporated's common stock expired unexercised on October 21, 2003 and January 31, 2004 and we no longer account for these warrants in accordance with SFAS No. 133.

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

        Realized gain from sale of Beacon Power Stock.    During June 2003, we commenced the sale of the 4,705,910 shares of Beacon Power Corporation common stock. Through June 28, 2003, we had sold 3,996,626 of those shares for proceeds of $1.5 million, net of fees and commissions. As a consequence of the sale of these shares, we realized a gain of $0.8 million. The remaining shares were sold early in our fiscal fourth quarter of 2003 and we realized a gain of $0.1 million which was included in our results for the fiscal quarter ended September 30, 2003.

        Interest expense.    Interest expense was $0.1 million for fiscal year 2004 compared with $0.2 million for fiscal year 2003.

  Nine Months Ended June 26, 2004 Compared to Nine Months Ended June 28, 2003

        Product Revenue.    Product revenue increased by $4.7 million, or 32%, from $14.6 million in fiscal year 2003 to $19.3 million in fiscal year 2004. The increase in revenue came entirely from our Power Systems division and was due to increased sales across all product lines, most noticeably in our Power Conversion and Magnetics products.

        Funded research and development and other revenue.    Funded research and development and other revenue increased by $2.1 million, or 60%, from $3.6 million in fiscal year 2003 to $5.7 million in fiscal year 2004. This increase was primarily attributable to an increase in revenue of $1.7 million from a Naval program, $0.6 million from a photovoltaics contract and $0.6 million from a contract with General Atomics to deliver power converter and control assemblies for the RV Triton, a British research vessel. These increases were offset in part by a $0.6 million reduction in revenue from the wind down of a contract with General Atomics to develop integrated power systems for the future U.S. Navy's "all-electric" ship.

        Cost of product revenue.    Cost of product revenue decreased by $4.0 million, or 20%, from $19.8 million in fiscal year 2003 to $15.8 million in fiscal year 2004 despite the increase in product revenue of $4.7 million. The decrease was primarily attributable to two factors: a lower manufacturing cost structure and the absence of the $2.7 million charge incurred in the third quarter of fiscal 2003 to reduce the carrying value of inventory. These factors were offset in part, however, by an increase in higher materials cost associated with the increase in sales volume. In addition, we sold products which contained certain materials which had been substantially written down or reserved which resulted in reduced costs. This improved gross margin by $0.4 million during 2004. As a result of these changes and higher sales volumes, gross margins improved from (36%) to 18%.

        Funded research and development and other revenue expenses.    Funded research and development and other revenue expenses increased by $1.2 million, or 39%, from $3.0 million in fiscal year 2003 to $4.2 million in fiscal year 2004. The total in 2004 includes $0.3 million accrued on a fixed price contract where we expect to incur additional future losses. The gross margin on funded research and other revenue improved from 15% in fiscal year 2003 to 26% in fiscal year 2004. This improvement is reflective of an increase in revenue and improved efficiency partially offset by the $0.3 million accrued for future contract losses.

        Unfunded research and development expenses.    We did not expend funds on unfunded research and development in fiscal year 2004 compared with $1.4 million in fiscal year 2003. The primary reason for this reduction in unfunded research and development expenses was primarily due to the completion of the UPS development activity, as that has been completed, and to a lesser degree the elimination of the radio frequency research effort in our Electronics division.

        Selling, general and administrative expenses.    Selling, general and administrative expenses decreased by $3.9 million, or 36%, from $11.0 million in fiscal year 2003 to $7.1 million in fiscal year 2004. Over half of this decrease was due to a reduction in the selling and administrative cost structure in our Power Systems division. This reduction was also due in part to lower spending in our corporate costs due to a general streamlining of outside services and internal staffing.

        Amortization of intangibles.    Amortization of intangibles decreased by $0.1 million, or 15%, from $0.4 million in fiscal year 2003 to $0.3 million in fiscal year 2004.

        Write-off of impaired assets.    During the three months ended June 28, 2003, we experienced a significant adverse change in the business climate, in particular, significant reductions in revenues and cash flows. This coupled with our liquidity issues at the time, required us to consider selling assets unrelated to our engineering and manufacturing expertise in electromechanical systems. The assets and businesses we considered selling included our Ling test and measurement vibration system business, our patented smart predictive line control technology utilized by the electric arc steel manufacturing industry and patents acquired from Northrop Grumman related to hybrid electric vehicles. Based on these conditions, we performed an impairment test on an interim basis. We determined the fair value of each of the reporting units based on a discounted cash flow income approach. This analysis was largely based upon historical data. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of the Applied Technology and Electronics reporting units did not exceed their carrying amounts and, therefore, goodwill impairment existed as of June 28, 2003. As a result, the second step of the goodwill impairment test was completed resulting in a $0.7 million charge representing impairment in the carrying value of the long-lived asset in our Worcester, Massachusetts manufacturing facility. We continue to perform a goodwill impairment test for these reporting units on an annual basis and on an interim basis, if certain conditions exist. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of the Power Systems reporting unit does not exceed its carrying amount. The fair value was determined to approximate the fair value of the net tangible assets. The second step of the impairment test required us to write off the unamortized balance of the goodwill and intangible assets of the Power Systems reporting unit as of June 28, 2003 of $5.8 million.

        Net unrealized gain/(loss) on warrants to purchase common stock.    We incurred a $0.1 million net unrealized loss on warrants to purchase common stock in fiscal year 2004, compared with zero in 2003. We account for our warrants to purchase Mechanical Technology Incorporated's common stock and to purchase Beacon Power Corporation's common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we have recorded these warrants at their fair value at June 26, 2004. Our warrants to purchase Mechanical Technology Incorporated's common stock expired unexercised on October 21, 2003 and January 31, 2004 and we no longer account for these warrants in accordance with SFAS No. 133.

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

        Realized gain from sale of Beacon Power Stock.    During June 2003, we commenced the sale of the 4,705,910 shares of Beacon Power Corporation common stock. Through June 28, 2003, we had sold 3,996,626 of those shares for proceeds of $1.5 million, net of fees and commissions. As a consequence of the sale of these shares, we realized a gain of $0.8 million. The remaining shares were sold early in our fiscal fourth quarter of 2003 and we realized a gain of $0.1 million which was included in our results for the fiscal quarter ended September 30, 2003.

        Interest expense.    Interest expense was $6.8 million for fiscal year 2004 compared with $0.6 million for fiscal year 2003, an increase of $6.2 million. Interest expense for fiscal year 2004 was virtually all comprised of non-cash items including $6.1 million amortization of discount on the convertible redeemable Series B preferred stock, $0.2 million amortization of the discount on the subordinated convertible debentures, $0.2 million associated with the redeemable convertible Series A preferred stock and subordinated debentures, $0.2 million associated with the line of credit with Silicon Valley Bank and $0.1 million associated with the Series B preferred stock, offset by a benefit from the negotiated reduction in fees associated with the February 2003 transaction. Interest expense for fiscal year 2003 includes the amortization of the fair value, as determined using the Black-Scholes option pricing model, of the warrants we issued in connection with our existing line of credit of $0.1 million and $0.1 million of costs associated with the forbearance agreement entered into on December 19, 2002.

Liquidity and Capital Resources

        As of June 26, 2004, we had $2.4 million of cash, of which $0.1 million was restricted. At this time no funds had been drawn against our $6.3 million line of credit with Silicon Valley Bank. The maximum amount we can borrow under this agreement is $5.0 million based upon 80% of eligible receivables. As of June 26, 2004, approximately $3.1 million could have been borrowed based on the level of eligible receivables. Also in July 2004, the Company accepted an order from an overseas customer for $0.9 million. The order is scheduled for delivery during the first half of calendar 2005 and involves a product line which the Company has successfully delivered on in the past. In part because the customer will be making progress payments, the Company has agreed to set aside $0.9 million of cash in return for our bank issuing a letter of credit to guarantee performance. This cash will be restricted for use by the Company until the order is successfully fulfilled. If, however, we fail to fulfill the order, the customer will have the right to demand payment from this letter of credit, which would result in our loss of this cash. Finally, our trade payables, at June 26, 2004, totaled $2.8 million, of which $0.7 million were for invoices over 60 days old. In addition, we had $1.1 million of accrued accounts payable at June 26, 2004 for goods and services received but not yet invoiced.

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

        We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities, public security offerings, and borrowings on our line of credit and capital equipment leases.

        As of June 26, 2004, our cash and cash equivalents were $2.4 million, including restricted cash and cash equivalents of $0.1 million, an increase of $1.2 million from September 30, 2003. Cash used in operating activities for the nine months ended June 26, 2004 was $5.6 million as compared to $5.6 million for nine months ended June 28, 2003. Cash used in operating activities during the nine months ended June 26, 2004 was primarily attributable to the net loss, net of unrealized gain on warrants to purchase common stock, offset by non-cash items such as depreciation and amortization, deferred revenue, increases in allowances for uncollectible accounts and excess and obsolete inventory, non-cash compensation and consulting expense, non-cash interest expense and decreases in working capital. In particular, we reduced our trade payables for invoices over 60 days old from $3.5 million as of September 30, 2003 to $0.7 million as of June 26, 2004.

        Cash used in investing activities during the nine months ended June 26, 2004 was $0.1 million as compared to cash provided by investing activities of $1.3 million for the nine months ended June 28, 2003.

        Cash provided by financing activities for the nine months ended June 26, 2004 was $6.9 million as compared to $3.9 million for the nine months ended June 26, 2003. Net cash provided by financing activities during the nine months ended June 26, 2004 includes $7.0 million of proceeds from the sale of the redeemable convertible Series B Preferred Stock and the convertible subordinated debentures, $1.9 million of proceeds from the exercise of warrants to purchase common stock, offset in part by a reduction of $1.8 million in bank borrowings and $0.2 million repayment of long-term debt.

        The Company believes that the combination of existing cash on hand as of June 26, 2004, together with the ability to borrow under the Amended Loan will be sufficient to fund its operations through September 30, 2004. This belief is also based on the results achieved during the first nine months of fiscal 2004 and our current backlog.

        We lease equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments, as of June 26, 2004, under the capital and operating leases with non-cancelable terms are as follows:

Fiscal Years ended September 30,	Capital Leases	Operating Leases
2004	$72,528	$211,657
2005	236,456	688,866
2006	316,762	494,416
2007	—	505,163
2008	—	542,175
Thereafter	—	1,367,292

Total	$625,746	$3,809,569

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

        As of June 26, 2004, we had an accumulated deficit of approximately $126 million since inception. During the nine months ended June 26, 2004, we had an operating loss of $2.5 million. If we are unable to operate on a cash flow breakeven basis, we may need to raise additional capital in order to sustain our operations. There can be no assurance that we will be able to achieve such results or to raise such funds if they are required.

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

        We have authorized 50,000,000 shares of our common stock, of which 28,200,010 shares were issued and outstanding as of July 30, 2004. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise capital that we may need at today's stock prices, we will need to issue securities that are convertible into or exercisable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options, whether currently outstanding or subsequently granted, exercise their options or if warrant holders exercise their warrants to purchase shares of our common stock.

        The sale or issuance of a large number of shares of our common stock could depress our stock price.

        As of July 30, 2004, we have reserved 3,323,163 shares of common stock for issuance upon exercise of stock options and warrants, 2,055,171 shares for future issuances under our stock plans and 282,837 shares for future issuances as matching contributions under our 401(k) plan. As of July 30, 2004, holders of warrants and options to purchase an aggregate of 2,938,163 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144. As of July 30, 2004, we have also reserved 850,000 shares of common stock for issuance upon conversion of the outstanding redeemable convertible Series B preferred stock, which can be converted at any time.

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

        Our stock is listed on the Nasdaq National Market, which affords us an opportunity for relatively broad exposure to a wide spectrum of prospective investors. As a requirement of continued inclusion in the Nasdaq National Market, SatCon must comply with Nasdaq's Marketplace Rules, which require that we maintain a market value of $50 million or have total assets of $50 million and $50 million of total revenue and that our stock price stays above $1.00, among others. On August 14, 2003, SatCon received notice from Nasdaq that it was not in compliance with Marketplace Rules. Subsequently, SatCon was advised that it had achieved compliance, and as of July 30, 2004, SatCon is in compliance with the Nasdaq National Market Marketplace Rules for Continued Inclusion. However, if we fail to maintain compliance with these rules and our common stock is delisted from the Nasdaq National Market, there could be a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with the Nasdaq National Market, the loss of federal preemption of state securities laws, the potential loss of confidence by suppliers, customers and employees, as well as the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

        We expect to generate a significant portion of our future revenues from sales of our power control products and cannot assure market acceptance or commercial viability of our power control products.

        We intend to continue to expand the product offerings of our power control products. We cannot assure you that potential customers will select SatCon's products to incorporate into their systems or that our customers' products will realize market acceptance, that they will meet the technical demands of their end users or that they will offer cost-effective advantages over existing products. Our marketing efforts to date involve development contracts with several customers, identification of specific market segments for power and energy management systems and the continuation of marketing efforts of recently acquired businesses. We cannot know if our commercial marketing efforts will be successful in the future. Furthermore, we cannot assure you that our products, in their current form, will be suitable for specific commercial applications or that further design modifications, beyond anticipated changes to accommodate different markets, will not be necessary. Additionally, we may not be able to develop competitive products, our products may not receive market acceptance, and we may not be able to profitably compete in this market even if market acceptance is achieved. If our products do not gain market acceptance or commercial viability, we will not achieve our anticipated levels of profitability and growth.

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

        As of July 30, 2004, we held 72 U.S. patents and had 3 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe, and Asia for many of these patents. The expiration date of our patents range from 2009 to 2021, with the majority expiring after 2015. As a qualifying small business from our inception to date, we have retained commercial ownership rights to proprietary technology developed under various U.S. government contracts and grants.

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

        In the past, we faced limited competition in providing research services, prototype development and custom and limited quantity manufacturing. We expect competition to intensify as commercial applications increase for our products. Many of our competitors and potential competitors are well established and have substantially greater financial, research and development, technical, manufacturing and marketing resources than we do. Some of our competitors and potential competitors are much larger than we are. If these larger competitors decide to focus on the development of distributed power and power quality products, they have the manufacturing, marketing and sales capabilities to complete research, development and commercialization of these products more quickly and effectively than we can. There can also be no assurance that current and future competitors will not develop new or enhanced technologies perceived to be superior to those sold or developed by us. There can be no assurance that we will be successful in this competitive environment.

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

        As of July 30, 2004, our executive officers and directors, and their affiliates, beneficially owned approximately 3,948,804 of our outstanding shares of common stock, representing approximately 13.6% of our outstanding common stock, a majority of which was beneficially owned by Mr. Eisenhaure, our president, chief executive officer, chairman of the board and founder. Specifically, as of such date, Mr. Eisenhaure beneficially owned 3,134,262 shares of our common stock, representing 11.0% of our outstanding common stock. If all of these stockholders were to vote together as a group, they would have the ability to exert significant influence over our board of directors and its policies. As a practical matter, Mr. Eisenhaure has significant influence over the election of our directors and determining the outcome of corporate actions requiring stockholder approval, including votes concerning director elections, bylaw amendments and possible mergers, corporate control contests and other significant corporate transactions, irrespective of how some of our other stockholders may vote. Accordingly, such concentration of ownership may have the effect of delaying, deterring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock.

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

        On occasion we agree to fixed price engineering contracts in our Applied Technology Division, which exposes us to losses.

        Most of our engineering design contracts are structured on a cost-plus basis. However, on occasion we have entered into fixed price contracts which may expose us to loss. A fixed priced contract, by its very nature, require cost estimates—first during the bidding process—and subsequently throughout the contract as the program proceeds to completion. Depending upon the complexity of the program the estimated completion costs could change frequently and significantly during the course of the contract. We regularly involve the appropriate people on the program and finance staffs to arrive at a reasonable estimate of the cost to complete. However, due to unanticipated technical challenges and other factors, there is the potential for substantial cost overruns in order to complete the contract in accordance with the contract specifications. Currently we have only one significant contract of this type, for which, as of June 26, 2004, we have recorded contract losses of $1.0 million.

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

        As of July 30, 2004, we had no borrowings under our financing agreement with Silicon Valley Bank. This agreement subjects us to various financial and other covenants with which we must comply on an ongoing or periodic basis. The financial covenant requires us to maintain a minimum level of tangible net worth, as defined, which varies from month to month. If we violate this or any other covenant, there may be a material adverse effect on us. Most notably, our outstanding debt under this agreement could become immediately due and payable, the bank could proceed against any collateral securing such indebtedness and our ability to borrow additional funds in the future may be limited.

        The holders of our Series B Preferred Stock are entitled to receive liquidation payments in preference to the holders of our common stock.

        As of July 30, 2004, 425 shares of our Series B Preferred Stock were outstanding. Pursuant to the terms of the certificate of designation creating the Series B Preferred Stock, upon a liquidation of our company, the holders of shares of the Series B Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is $5,000 per share of Series B Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares. Dividends accrue on the shares of Series B Preferred Stock at a rate of 6% per annum increasing to a rate of 8% per annum on October 1, 2005.

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

Item 4. Controls and Procedures

        (a)    Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 26, 2004, we carried out an evaluation under the supervision and with the participation of our management, including the our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

        In July 2003, Donald R. Gililland, Sharon Gililland, Vernon Dunham and Jean Dunham, owners of the real property commonly known as 4890 E. La Palma Avenue, Anaheim, CA 92870 (collectively the "Owners"), filed a complaint against the Company for breach of lease with the Orange County Superior Court. The complaint alleges, among other things, failure of the Company to maintain/repair premises. The Owners allege that the cost of correction and repair of the various breaches by the Company of its obligations under the Lease will exceed the sum of $400,000. We do not believe that this complaint has substantial merit and intend to vigorously defend against it. Trial is set for October 6, 2004.

        On or about January 23, 2004, we received a communication from Maltmans, a Canadian insurance adjuster for Falconbridge Dominicana, C.Por.A. (Falcondo), providing notice of a claim against us for costs and damages resulting from a fire at Falcondo's facility in the Dominican Republic. We are a subcontractor on an installation at Falcondo's facility in the Dominican Republic. Similar demands were sent by Maltmans to other contractors and suppliers of the project. Maltmans claims that preliminary estimates of losses are in excess of $10 million. Maltmans provided no basis for the estimated loss or any substantiation of the purported claim against us. We do not believe that there is any causal relationship between the products and services we provided at the facility and the fire that occurred. We have provided notice to our insurance company and have coordinated the gathering of information regarding the fire with the general contractor and our insurance representatives. We do not believe that this matter will materially adversely affect our results of operations or financial condition or net cash flows.

        We are not aware of any other current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or net cash flows.

Item 2. Changes in Securities and Use of Proceeds:

        During the third quarter of fiscal year 2004, we issued 140,000 shares of our Common Stock upon conversion of our Series B Preferred Stock. These shares were issued pursuant to an exemption afforded by Section 3(a)(9) of the Securities Act of 1933.

        During the third quarter of fiscal year 2004, we issued 45,291 shares of our Common Stock upon exercise of warrants. Shares were purchased at an exercise price of $0.01 per share. The weighted average exercise price for the shares issued under these warrants was $0.01 per share. These shares were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

        On April 19, 2004, the Company completed the first phase of its stock option exchange offer. A total of 781,158 options with an average exercise price of approximately $12.30 were tendered by employees and directors and then cancelled by the Company in exchange for the future issuance of options. New options will be issued in the final phase of the exchange offer on or after October 20, 2004 at the then current market price to employees and directors who are employed by the Company or serve as directors of the Company from the acceptance date through the date that the new options are granted. As of July 30, 2004, the Company is obligated to issue 684,008 options associated with the exchange, subject to certain conditions. Executive officers of the Company elected not to participate in the program.

Item 3. Defaults Upon Senior Securities:

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders:

        Note Applicable

Item 5. Other Information:

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

(a)   Exhibits

        The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)   Reports on Form 8-K

        On May 11, 2004, we furnished a Current Report on Form 8-K, dated May 11, 2004, to report under Item 12 that we issued a press release announcing our financial results for our second quarter ended March 27, 2004.

        On June 16, 2004, we furnished a Current Report on Form 8-K, dated June 16, 2004, to report under Item 5 that we issued a press release announcing that we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC").

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SATCON TECHNOLOGY CORPORATION
Date: August 9, 2004	By:	/s/ RALPH M. NORWOOD Ralph M. Norwood Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002