Form 10-K
period 2004-09-30
SATCON TECHNOLOGY CORP
filed 2004-12-29
CIK 889423

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004

Commission file number 1-11512

SATCON TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2857552 (I.R.S. Employer Identification Number)
27 DRYDOCK AVENUE, BOSTON, MASSACHUSETTS (Address of principal executive offices)	02210 (Zip Code)
(617) 897-2400 (Registrant's telephone number, including area code)
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

        The aggregate market value of the Registrant's Common Stock, $.01 par value per share, held by non-affiliates of the Registrant was $60,885,763 based on the last reported sale price of the Registrant's Common Stock on the Nasdaq National Market as of the close of business on the last business day of the Registrant's most recently completed second fiscal quarter ($2.45). There were 33,182,694 shares of Common Stock outstanding as of December 23, 2004.

        DOCUMENTS INCORPORATED BY REFERENCE:    Portions of the Registrant's Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

        This Annual Report on Form 10-K contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Act of 1934. You can identify these forwad-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates," "and similar expressions, whether in the negative or in the affirmative. The forward-looking statements contained in this Annual Report are generally located in the material set forth under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," but may be found in other locations as well. Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations disclosed in the forward-looking statements, our actual results could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements under the heading "Factors Affecting Future Results" under Item 7 that we believe could cause our actual results to differ materially from the forward-looking statements that we make. We do not intend to update information contained in any forward-looking statements we make.

Item 1. BUSINESS

Recent Developments

        On June 16, 2004, SatCon Technology Corporation (the "Company") filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC"). The registration statement was declared effective by the SEC, allowing the Company to offer and sell up to $25 million aggregate amount of its common stock, preferred stock and warrants from time to time in one or more offerings. The terms of any such future offerings would be established at the time of such offering. At the time any of the securities covered by the registration statement are offered for sale, a prospectus supplement will be prepared and filed containing specific information about the terms of any such offering. As of November 30, 2004 no securities have been sold under the universal shelf registration statement on Form S-3.

        On December 22, 2004, we sold 4,848,485 shares of common stock under the universal shelf registration statement directly to a group of investors for proceeds of $7,470,000, net of transaction costs. As part of the December 22, 2004 financing we also issued warrants to purchase up to 2,181,818 shares of common stock. These warrants have an exercise price of $2.00 per share. These warrants are immediately exercisable and expire on December 21, 2009. A portion of the proceeds was used to pay off amounts outstanding on our line of credit.

        On December 21, 2004, we amended our existing $6.2 million credit line agreement with Silicon Valley Bank (the "Bank") through March 1, 2005. Through December 23, 2004, we had peak borrowings of $1.7 million on our credit line. As of December 23, 2004 there are no amounts outstanding under the credit line.

Overview

        SatCon Technology Corporation was organized as a Massachusetts corporation in 1985, reincorporated as a Delaware corporation and began trading as a public company in 1992. We design, develop, manufacture and market key enabling technologies and systems for high-performance, high-efficiency power conversion and control applications in large, growth markets, including defense, distributed power generation, power quality, transportation, semiconductor capital equipment and wireless communications.

        From 1985 to 1992, we were primarily funded through research and development contracts with the U.S. government. These contracts were directed at developing new technologies in motion control, control software and electronics. Through this work, we built an engineering base in magnetics, motor/

drive technology, digital signal processing and high-speed electronics. From 1993 to 1996, we expanded that base through commercially funded research and development to include high-power electronics, high-density packaging and advanced materials. Together, these engineering skills form the foundation for our power and energy management technologies. Beginning in 1996, through a combination of internal product development and targeted acquisitions, we have pursued a strategy of leveraging our core intellectual property assets into a product portfolio of commercial power conversion and control systems.

        Since 1996, our revenue has increased from $9.4 million, primarily from funded research and development, to $34.2 million in 2004, of which $27.0 million, or 79%, was derived from product sales and the balance was from funded research and development. Over the past several years, we have introduced new products that we believe we can transition into commercial production within the next few years. These products include our Rotary Uninterruptible Power Supply (UPS) systems for continuous power quality, our Power Conditioning Systems for alternative energy and distributed power applications and our Power Control Modules for the U.S. Navy's proposed "all-electric" fleet of ships. Since 1996, through a series of strategic acquisitions, we have added manufacturing capacity, expanded our commercial product lines, broadened our customer base and increased our commercial revenue. In January 1997, we acquired our MagMotor division, a manufacturer of custom and standard electric motors. In April 1997, we acquired Film Microelectronics, Inc., a manufacturer of thin film substrates and hybrid microelectronics. In January 1999, we acquired Inductive Components, Inc., a value-added supplier of customized electric motors. We acquired HyComp, Inc., a manufacturer of hybrid microelectronics in April 1999, followed by Ling Electronics, Inc., a manufacturer of shaker vibration test and measurement systems, power converters, amplifiers and controllers, which we acquired in October 1999. In November 1999, we acquired intellectual property, tooling and other assets from Northrop Grumman Corporation that were used in their power electronics and electric vehicle business groups. In July 2001, we acquired substantially all of the assets of Inverpower Controls, Ltd., a manufacturer of power electronics and high-speed digital controls for use in industrial power and power quality systems. We also obtained Inverpower's UL and CE certification capability. In September 2002, we acquired the machinery, inventory, backlog and intellectual property of Sipex Corporation's thin film and hybrid assembly operations that supplies product to the defense and aerospace industry.

        These acquisitions have provided us with increased revenues, a manufacturing capability to transition our technology into commercial products, and an expanded customer base. We sell our commercial products into the following applications:

COMMERCIAL PRODUCTS	APPLICATIONS
ELECTRONICS: Standard and custom microcircuits, thin film substrates, and amplifiers	Military applications, secure communications, display electronics, telecommunications, aircraft instrumentation and medical instruments
MOTION CONTROL: Industrial automation motors, shaker test systems, magnetic levitation systems	Semiconductor manufacturing, industrial automation, machine tools, robotics and hybrid-electric vehicles
POWER CONVERSION: Uninterruptible power supplies, power conditioners, high-power electronics and fuel cell and solar power inverters	UPS, power quality, distributed generation, electric ships and military power systems

        In fiscal year 2004, we continued to focus our efforts on combining our high-power electronics and control systems into enabling components of power control systems such as our Rotary Uninterruptible Power Supply ("UPS") and Power Quality System, our Power Conditioning Systems for distributed power generation and Power Control Modules for use in the U.S. Navy's future "all-electric" ships. In concentrating our efforts on these power control systems, we focused our resources toward completing product development and marketing and selling these new products.

        During fiscal year 2004, we continued our efforts to reduce operating costs, reduce our cash burn rate and position ourselves for profitability. We reduced outside services costs and moved our corporate and Applied Technology groups to less costly space. We also raised cash through a financing transaction, which is discussed above under "Recent Developments." See also Note J to the notes to the consolidated financial statements for a discussion of our fiscal year 2004 financing transactions.

        We believe that there is a strengthening demand for our power control products in potentially significant markets, particularly given the renewed global focus on alternative energy. Because of its need for reliability and increased power within decreased size requirements, the military continues to be an early adopter of our power control products that offer reduced size, greater density and increased reliability at high power ratings.

        Revenues for our fiscal years ended September 30, 2004, 2003 and 2002 were $34.2 million, $27.0 million and $41.6 million, respectively. We sell our products both domestically and internationally, and our international sales for our fiscal years ended September 30, 2004, 2003 and 2002 were $3.7 million, $3.3 million and $7.2 million, respectively.

        Our web site is www.satcon.com and we make available through this site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with the SEC. These reports may be accessed through our website's investor relations page.

Industry Background

        In the United States, we have seen several trends develop which have had the effect of increasing the demand for power electronics and alternative energy products including:

  •
  Growth in alternative energy sources such as fuel cells, photovoltaics and wind-turbines among others as the cost and reliance on fossil fuels has increased.

  •
  Growing demand for high-quality, high-reliability power, as more mission-critical and sensitive electronics are interconnected.

  •
  Increased concerns regarding the capacity and reliability of the electric utility grid.

  •
  Increasing demand for electricity, driven by the proliferation of computers and electronics technology.

  •
  Increased use of electrical systems versus mechanical systems.

  •
  Growing environmental concerns regarding pollution from transportation and conventional power generation.

        As a result of these market dynamics, power generation concerns and environmental issues, both business and government are seeking more reliable, cleaner and more cost-effective solutions to their power needs. The demand for reliable, high-quality, cleaner power is creating a growing market for distributed power generation and power quality systems. All of these systems require power control products to convert, store and manage electricity. In order to be commercially viable and operate effectively, these power products must be highly reliable, efficient, low-cost and compact. Many of these products must be highly customized to meet the evolving needs of the distributed power generation and power quality marketplace. We believe this provides us with an opportunity to apply our technical expertise to meet these needs and to manufacture and supply power control products. Market dynamics, power generation uncertainty and environmental concerns have also led to the emergence of markets for uninterruptible power supply and power quality systems, distributed power generation, high-reliability defense systems, and hybrid electric vehicles. We have technologies and products that serve all of these markets.

Our Solution

        Our solution is to provide power control products and systems that encompass the following key attributes:

        Performance.    Our products use proprietary designs to ensure that high-quality power is produced during peak, as well as steady-state, operations. At a minimum, distributed power generation and power quality systems must provide the same degree of quality power that is provided by the traditional electric utility system that supplies electric power for commercial, industrial and residential usage.

        Reliability.    We have experience designing and manufacturing high-reliability, long-life electronics for applications such as aircraft navigation systems and satellite uplink electronics. We design, manufacture and test our electronics to last at least fifteen years. We design our products to support the long-life, always-on requirements of the distributed power generation and power quality markets.

        Efficiency.    We apply our power electronics expertise to design and manufacture our products to meet the efficiency needs of our customers as defined by their specifications and the end use of the product. The overall efficiency of a distributed power generation system, or its ability to deliver power with minimum energy loss, is vital to its effective commercialization and depends on the efficiency of all of its component parts.

        High Power Density.    We design our products to meet the distributed power market's demands for high power density. High power density, or the ability to convert, condition and manage large amounts of energy within a compact design, is required for cost reduction and is critical in applications such as automobiles and aboard ships where weight and space requirements are stringent.

        Flexibility.    We develop and manufacture our products for use in various distributed power generation and power quality systems such as fuel cells, photovoltaics, microturbines, cogeneration systems and UPS systems that are modular and scalable to meet a wide range of power requirements. Due to the rapidly evolving nature of the distributed power and power quality industries, our engineers work closely with our customers to address overall systems design issues as well as to ensure that our products meet their system specifications.

Strategy

        Our strategy is to use our expertise and proprietary technologies to develop a portfolio of knowledge-intensive enabling systems for high-performance, high-efficiency power conversion and controls applications. We believe these systems will position us to serve such large growth markets as defense, distributed power generation, power quality, transportation, semiconductor capital equipment and wireless communications. Our customers include defense and aerospace contractors, the U.S. government, industrial manufacturers, semiconductor equipment fabricators, and communication systems providers, among many others. We believe that by designing and developing our products with cross-market applications, our success should be less dependent upon the adoption of a specific application or on the business of a single market participant. Other elements of our long-term strategy include the following:

        Design and develop proprietary products that are integral components in power conversion, distributed power generation and motional control systems. We believe that we have a competitive advantage resulting from our engineering expertise and proprietary knowledge in the areas of power electronics, electromagnetics, mechanical and thermal dynamics, system controls and microelectronics design.

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

Segments

        Our financial results by business segments for the fiscal years ended September 30, 2004, 2003 and 2002 are presented in Note U to the Consolidated Financial Statements included in this Annual Report on form 10-K.

Products

        We design, develop and manufacture high-efficiency, high-reliability and long-lived power control products that convert, store and manage electricity. We are using our electronics and manufacturing expertise to develop products that meet the high-reliability, high-efficiency, low-cost and compact-size requirements of the distributed power generation and power quality markets. Our products have a wide range of prices from several cents for electronics resistors to several thousands of dollars for complex packaged circuits; from several hundreds of dollars for precision industrial automation motors to tens of thousands of dollars for computer driven specialty motor systems; from hundreds of thousands of dollars for smaller UPS systems to over one million dollars for larger UPS systems depending on accessories. Our funded research and development is priced according to the level of complexity of the project, the amount of deliverable units and the time and effort entailed within each project. Prices charged can range from a few hundreds of thousands of dollars to several million dollars for each project.

        Our products are sold through our three business segments: SatCon Power Systems, SatCon Electronics and SatCon Applied Technology.

SatCon Power Systems

        SatCon Power Systems manufactures and sells our high power line of power control systems including our standard lines of high-performance motors for the industrial machinery, factory automation and automotive markets; MagLev™ integrated suspension and motor systems; and Ling Electronics vibration test systems and StarSine™ amplifiers and power converters. We also developed our line of commercial Rotary UPS Systems for back-up power and power quality. We completed product development and testing and installed our first 250 kilowatt and 2.2 megawatt systems in calendar 2003. During the past year, we also continued development efforts including: power control systems for distributed power generation including UL compliance testing, and StarSine industrial and commercial power conversion and conditioning products. Revenues for our fiscal years ended September 30, 2004, 2003 and 2002 from our Power Systems business unit were approximately $17.4 million, $12.5 million and $19.9 million, respectively.

        During the fiscal year 2004, $6.0 million of revenue was generated by the sales of Power Solutions, $3.7 million was generated by the sales of shaker vibration test systems, $3.5 million was generated by the sales of magnetic levitation systems, $0.8 million was generated by the sale of Rotary UPS systems and $3.2 million was generated by the sales of industrial automation and machine tool motors and parts. Motors for fuel cell automobiles have generated little revenue to date as these motors are in the development and test phase.

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

        Rotary UPS Systems.    Our Rotary Uninterruptible Power Supply (UPS) systems are designed to provide both power quality and UPS functions in power ranges from 250 kilowatts to 2.2 megawatts and beyond in single or multiple unit systems. For comparison, 2.2 megawatts would be enough power to supply 440 homes using an average of 5 kilowatts of power. Our Rotary UPS product combines a diesel generator, supplied by Cummins, Inc., SatCon's preferred supplier, a flywheel energy storage system, electronics and a proprietary control system into an uninterruptible power supply. We believe that this system is an attractive alternative to lead-acid battery based UPS systems due to its seamless transition during power outages, increased reliability, longer life and the ability to operate effectively in remote locations. The protection provided by these systems is critical to defense, government and commercial entities that cannot be out of power even for a fraction of a second.

        Machine Tool Motors.    We manufacture a line of precise positioning motors for use with machine tools such as computer numerical controlled machines. These include machining centers, lathes and milling machines.

        Power Conditioning Systems.    We have developed modular power conditioning systems such as our Three Phase Utility Interactive Multi-Mode Inverter for use in connection with large, commercial sized, fuel cell or microturbine distributed power generation systems that produce power ranging from 200 kilowatts to 5 megawatts. Our Powergate® power-conditioning systems are designed to convert the DC power generated by an alternative energy source, such as a fuel cell, into useable AC power. They also provide the interface with the electric utility grid, an energy storage device, like a battery or flywheel, and the end user applications. These units use a technology that allows them to be combined and scaled to handle high-power requirements. We introduced this product during our fiscal year 2002 and further introduced a line of Power Conditioning Systems for photovoltaic applications in fiscal year 2003, which has successfully grown in product offerings and orders over this past fiscal year.

SatCon Electronics

        SatCon Electronics designs and manufactures advanced electronic assemblies for the aerospace, defense, wireless and telecom industries including thin film products and custom modules. Revenue for our fiscal years ended September 30, 2004, 2003 and 2002 from our Electronics business unit was approximately $9.5 million, $9.2 million and $10.9 million, respectively. The following are descriptions of some of our products within the Electronics business unit:

        Custom Modules.    We manufacture standard and custom microcircuits, which are a combination of several electronic components imbedded in a miniature printed circuit board. Due to their size, versatility and high reliability, these hybrid microcircuits are used in a broad spectrum of applications. Using our semi-automated manufacturing capability we build and test modules, sub-assemblies and fully integrated electronic systems for both military and commercial customers that require compact, high reliability systems.

        Thin Film Products.    Thin film substrates are miniature printed circuits onto which small electronic components are mounted, such as those used in hybrid microcircuits. Our thin film products are sold directly to customers and also are further integrated internally into electronic devices that require small, high-reliability components. Substrate and resistor products manufactured by SatCon Electronics are used for high-speed telecommunications applications, military modules and high-frequency wireless devices. We supply substrates and components to military and commercial equipment markets.

        RF Products.    SatCon Electronics provides solutions to both military and commercial wireless communications. Using our design, analysis and test capability, we build standard and custom amplifiers, switches and passive devices for secure communication systems, cell tower base stations, point-to-point data transmission, and wireless networks.

SatCon Applied Technology

        Our Applied Technology business unit designs and builds power conversion products, which include power electronics, high-efficiency machines and control systems for a variety of defense and commercial applications. Our objective is to transition prototype development contracts into multiyear production programs. Revenue for our fiscal years ended September 30, 2004, 2003 and 2002 from Applied Technology was approximately $7.2 million, $5.3 million and $10.8 million, respectively.

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

        Power Modules.    SatCon Electronics designs, manufactures and tests modules for high power applications. These modules are used as building blocks for motor control applications in aerospace, automotive, industrial, medical and defense.

        Power Control Modules.    As part of a defense contractor team that includes General Atomics and Gibbs and Cox, we have been developing an Integrated-Fight-Through-Power System for potential application to the U.S. Navy's "all-electric" ship. We are under contract to deliver modular, electrical power converter and control assemblies, or Power Control Modules, as part of the Navy's on-going development of the "all-electric" ship platform. We have been awarded approximately $14.0 million in product development funding to date on this program. As of September 30, 2004, approximately $1.9 million of the $14.0 million remains in backlog.

        Funded Research and Development.    We perform funded research and development in connection with government programs and for third parties. We pursue funded research and development in areas where we have technical expertise and where we believe there is significant commercial application for the developed technology. We have performed funded research and development in connection with the development of each of our product areas.

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

Strategic Relationships

        In order to formalize potential collaboration with General Atomics on future work relating to shipboard power distribution, we entered into a teaming agreement with General Atomics in February 2003 in which each party agrees to assist the other in preparing proposals. It further provides that if General Atomics is seeking work in the program area, it will use us as its subcontractor and we agree that we will not collaborate with another entity if General Atomics is soliciting work in that area. It is the intent of the parties to coordinate their respective endeavors in order to obtain additional contracts in the program area. The term of the teaming agreement was originally three years, unless terminated earlier by mutual agreement of the parties. In September 2003, that agreement was extended to five years through March 2007, subject to termination provisions. However, there can be no assurance that any material revenues or expenses will be associated with the teaming agreement in the future.

Significant Customers

        Significant customers for the years ended September 30, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
U.S. Department of Defense	4.8%	7.1%	5.7%
U.S. Department of Energy	3.2%	0.2%	6.1%
General Atomics	6.3%	9.9%	12%

        The loss of any one or more of these customers could have a material adverse effect on SatCon. In addition, approximately 50% of our revenue during fiscal year 2004 was derived from government contracts and subcontracts with the U.S. government's prime contractors.

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

        During the fiscal years ended September 30, 2004, 2003 and 2002, we expended $6.0 million, $5.0 million and $7.2 million, respectively, on funded research and development and other revenue activities funded by commercial customers and U.S. government agency sponsors. Under the agreements funded by the U.S. government, the government retains a royalty-free license to use the technology developed for government purposes and we retain exclusive rights to the technology for commercial and industrial applications. The rights to technology developed under contracts funded by commercial customers are negotiated on a case-by-case basis. We expended approximately $0, $1.5 million and $6.0 million on internally-funded research and development during our fiscal years ended September 30, 2004, 2003 and 2002, respectively.

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

Backlog

        Our backlog consists primarily of product development contracts, orders for power control systems, electronics and motion control products. At September 30, 2004, our backlog was approximately $24 million. Of this amount, approximately $20 million is scheduled to be shipped during our fiscal year 2005. Many of our contracts and sales orders may be canceled at any time with limited or no penalty. In addition, contract awards may be subject to funding approval from the U.S. government and commercial entities, which involves political, budgetary and other considerations over which we have no control.

Competition

        We believe that competitive performance in the marketplace for power control products depends upon several factors, including product price, technical innovation, product quality and reliability, range of products, customer service and technical support. We believe our technical innovation emphasizing product performance and reliability, supported by our commitment to strong customer service and technical support, enables us to continue to compete successfully against the following competitors:

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

Manufacturing

        We manufacture our products at our facilities located in Marlborough, Massachusetts; Worcester, Massachusetts and Burlington, Ontario, Canada. We believe our existing manufacturing capacity is sufficient to meet our current needs. We believe that most of the raw materials used in our products are readily available from a variety of vendors. Additionally, we design and develop our products to use commodity parts in order to simplify the manufacturing process. We have a semi-automated production line in our Marlborough, Massachusetts' facility. We intend to add additional production lines for our products in the future as demand dictates and our revenues enable. We have made and expect to continue to make technological improvements that reduce the costs to manufacture our products.

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

        As of September 30, 2004, we held 71 U.S. patents and had 2 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe and Asia. In addition, we have a non-exclusive, royalty-free license for non-automotive applications for 38 other patents that were issued to our employees and subsequently assigned to DaimlerChrysler. The expiration dates of our patents range from 2009 to 2021, with the majority expiring after 2015.

        In 1997, we granted Beacon Power Corporation a perpetual, worldwide, royalty-free, exclusive right and license to our flywheel technology for stationary, terrestrial applications. Beacon Power was formed as a spin-off of SatCon Technology Corporation.

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

Foreign Operations:

        We have foreign operations through our Power Systems subsidiary in Burlington, Ontario, Canada.

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

Government Contracts

        We act as a prime contractor or major subcontractor for many different U.S. government programs, including those that involve the development of electro- mechanical transportation, navigation and energy-related products. Over its lifetime, a program may be implemented by the award of many individual contracts and subcontracts, or contracts with option years, or partially funded contracts.

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

Employees

        At September 30, 2004, we had a total of 178 full-time employees, 3 part-time employees and 31 contract employees. Of the total, 67 persons were employed in engineering, 102 in manufacturing, 31 in administration and 12 in sales and marketing. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to attract, retain and motivate qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on us. None of our employees are represented by a union. We believe that our relations with our employees are good.

Risk Related to our Business

        Our future results remain difficult to predict and may be affected by a number of factors which could cause actual results to differ materially from forward-looking statements contained in this Annual Report on Form 10-K and presented elsewhere by management from time to time. These factors include business conditions within the distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive industries and the world economies as a whole. Our revenue growth is dependent, in part, on technology developments and contract research and development for both the government and commercial sectors and no assurance can be given that we will continue to obtain such funds. In addition, our growth opportunities are dependent on our new products penetrating the distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive markets. No assurance can be given that new products can be developed, or if developed, will be commercially viable; that competitors will not force prices to unacceptably low levels or take market share from us; or that we can achieve and maintain profitability in these or any new markets. Because of these and other factors, including, without limitation, the factors set forth below, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the market price of our common stock experiences significant volatility.

Item 2. PROPERTIES

        We lease office, manufacturing and research and development space in the following locations:

Location	Primary Use	Approximate Number of Square Feet	Expiration of Lease
Boston, MA	Corporate headquarters and research and development	28,000	2011
Worcester, MA	Manufacturing	65,000	2005
Marlborough, MA	Manufacturing	24,000	2010
Baltimore, MD	Research and development	16,000	2005
Burlington, Ontario, Canada	Manufacturing	45,000	2009

        We believe our facilities are adequate for our current needs and that adequate facilities for expansion, if required, are available.

Item 3. LEGAL PROCEEDINGS

        From time to time, we are a party to routine litigation and proceedings in the ordinary course of business.

        In July 2003, Donald R. Gililland, Sharon Gililland, Vernon Dunham and Jean Dunham, owners of the real property commonly known as 4890 E. La Palma Avenue, Anaheim, CA 92870 (collectively the "Owners"), filed a complaint with the Orange County Superior Court against the Company and co-defendant, Mechanical Technologies, Inc. ("MTI") for breach of lease relating to the former headquarters of Ling Electronics in Anaheim, CA. The Company acquired Ling Electronics from MTI in 1999. The complaint alleges, among other things, failure of the Company to maintain/repair premises. The Owners allege that the cost of correction and repair of the various breaches by the Company of its obligations under the Lease will exceed the sum of $400,000. The Company does not believe that this complaint has substantial merit and has vigorously defended against the claims. Discovery is ongoing. Trial is tentatively set for February 2005.

        In October 2003, the Company was served with a Complaint by a former employee seeking, among other claims, severance and bonus compensation. In July of 2004, the employee filed an amended complaint in which two additional former employees joined the action seeking similar damages. The plaintiffs are seeking damages under multiple theories and claims in excess of $750,000. The Company has denied the allegations contained in the complaint and believes the claims are entirely without merit. It has and will continue to defend vigorously against the action.

        On or about January 23, 2004, the Company received a communication from Maltmans, a Canadian insurance adjuster for Falconbridge Dominicana, C.Por.A. (Falcondo), providing notice of a claim against the Company for costs and damages resulting from a fire at Falcondo's facility in the Dominican Republic. The Company is a subcontractor on an installation at Falcondo's facility in the Dominican Republic. Maltmans sent similar demands to other contractors and suppliers of the project. Maltmans claims that preliminary estimates of losses are in excess of $10 million. Maltmans provided no basis for the estimated loss or any substantiation of the purported claim against the Company. The Company has maintained that there is no causal relationship between the products and services we provided at the facility and the fire that occurred. Our insurance company has coordinated the gathering of information regarding the fire with the general contractor and Falcondo's insurance representatives. On November 17, 2004, the Company received notification from Maltmans that they will not be seeking any compensation related to this claim.

        On or about August 31, 2004, the Company was informed that Bristol Investment Group, Inc. had filed a Demand for Arbitration with the American Arbitration Association claiming that it was owed money and warrants under a September 2002 agreement whereby Bristol was to have arranged for a private placement financing transaction. The total amount at issue is approximately $240,000. The Company believes the demand is without merit and has counterclaimed against Bristol seeking repayment of monies already paid and unspecified damages for Bristol's breach of the agreement. The Company does not believe that the matter will materially adversely affect the Company's results of operations or financial condition.

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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is publicly traded on the Nasdaq National Market under the symbol "SATC."

        The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq National Market for our fiscal years ended September 30, 2003 and 2004:

	High	Low
Fiscal Year Ended September 30, 2003
First Quarter	$1.99	$1.10
Second Quarter	1.59	0.70
Third Quarter	0.99	0.59
Fourth Quarter	4.30	0.36
Fiscal Year Ended September 30, 2004
First Quarter	3.69	1.62
Second Quarter	3.18	1.62
Third Quarter	3.96	1.94
Fourth Quarter	2.58	1.68

        On December 9, 2004, the last reported sale price of our common stock as reported on the Nasdaq National Market was $2.00 per share. As of December 9, 2004, there were 28,333,210 shares of our common stock outstanding held by approximately 280 holders of record.

Dividend Policy

        We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends for the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, our Amended and Restated Accounts Receivable Financing Agreement with Silicon Valley Bank, dated as of December 9, 2003, as amended, provides for certain limitations on the payment of dividends by us on our common stock. Furthermore, under the terms of our Series B Preferred Stock, we may not pay dividends on our common stock without the consent of the holders of at least 75% of the outstanding shares of Series B Preferred Stock.

Recent Sales of Unregistered Securities

        Not applicable

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

        You should read the data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below for our fiscal years ended September 30, 2004, 2003 and 2002 and the consolidated balance sheet data as of September 30, 2004 and 2003 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for our fiscal years ended September 30, 2001 and 2000 and the consolidated balance sheet data as of September 30, 2002, 2001 and 2000 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal Years ended September 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data
Revenue:
Product revenue	$26,971	$21,648	$30,799	$30,780	$22,427
Funded research and development and other revenue	7,187	5,282	10,831	10,904	8,628

Total revenue	34,158	26,930	41,630	41,684	31,055

Operating costs and expenses:
Cost of product revenue	22,373	26,019	29,644	27,828	19,069
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	5,982	5,038	7,177	7,446	6,848
Unfunded research and development expenses	3	1,492	5,850	6,229	3,453

Total research and development and other revenue expenses	5,985	6,530	13,027	13,675	10,301
Selling, general and administrative expenses	9,363	13,564	15,851	13,593	9,970
Write-off of public offering costs	—	—	—	1,421	—
Amortization of goodwill	—	—	—	639	610
Amortization of intangibles	447	505	589	723	607
Restructuring costs	—	—	1,500	—	—
Write-off of impaired long-lived assets	—	700	—	—	—
Write-off of impaired goodwill and intangible assets	—	5,751	—	—	—

Total operating costs and expenses	38,168	53,069	60,611	57,879	40,557

Operating loss	(4,010)	(26,139)	(18,981)	(16,195)	(9,502)
Net realized gain on sale of marketable securities	—	—	17	—	—
Net unrealized gain (loss) on warrants to purchase common stock	(90)	82	(519)	(1,480)	—
Unrealized loss on Series B warrants	35	(1,879)	—	—	—
Write-down of investment in Beacon Power Corporation common stock	—	(542)	(1,400)	—	—
Realized gain on sale of Beacon Power Corporation common stock	—	899	—	—	—
Other income (loss)	(1)	71	(10)	—	10
Interest income	12	5	292	689	453
Interest expense	(6,905)	(3,978)	(160)	(105)	(3)

Net loss before equity loss from Beacon Power Corporation and cumulative effect of changes in accounting principles	(10,959)	(31,481)	(20,761)	(17,091)	(9,042)
Equity loss from Beacon Power Corporation	—	—	—	(5,065)	(899)

Net loss before cumulative effect of changes in accounting principles	(10,959)	(31,481)	(20,761)	(22,156)	(9,941)
Cumulative effect of changes in accounting principles	—	—	—	(167)	—

Net loss	(10,959)	(31,481)	(20,761)	(22,323)	(9,941)
Accretion of redeemable convertible preferred stock discount and preferred stock dividends	—	—	—	—	(3,106)
Cumulative effect of change in accounting principle	—	—	—	(1,941)	—

Net loss attributable to common stockholders	(10,959)	$(31,481)	$(20,761)	$(24,264)	$(13,047)

Net loss before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(0.41)	$(1.72)	$(1.25)	$(1.51)	$(1.03)
Cumulative effect of changes in accounting principles per weighted average share, basic and diluted	—	—	—	(0.14)	—

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.41)	$(1.72)	$(1.25)	$(1.65)	$(1.03)

Weighted average number of common shares, basic and diluted	26,834	18,258	16,597	14,666	12,630

	As of September 30,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data
Cash and cash equivalents, including restricted cash and cash equivalents	$2,183	$1,235	$2,120	$11,051	$8,814
Marketable securities	—	—	—	9,872	—
Investment in Beacon Power Corporation	—	—	800	7,153	—
Total assets	25,847	24,982	42,360	68,776	44,487
Working capital	5,141	(1,413)	10,971	29,624	18,390
Redeemable convertible Series A preferred stock	—	1,659	—	—	—
Redeemable convertible Series B preferred stock	2,125	—	—	—	—
Convertible subordinated debentures	—	763	—	—	—
Other long-term liabilities, net of current portion	875	770	1,217	1,189	214
Contingent obligation to Class D preferred stockholders of Beacon Power Corporation	—	—	—	—	5,794
Contingent obligation to common stock warrant holders	—	—	—	234	—
Stockholders' equity	11,659	6,162	29,926	54,511	31,118

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

        This Annual Report on Form 10-K, including, without limitations, this Item 7, contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Act of 1934. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates," and similar expressions, whether in the negative or in the affirmative. Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, our actual results could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements below under the heading "Factors Affecting Future Results" that we believe could cause our actual results to differ materially from the forward-looking statements that we make. We do not intend to update information contained in any forward-looking statements we make.

Recent Developments

        On June 16, 2004, SatCon Technology Corporation (the "Company") filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC"). The registration statement was declared effective by the SEC, allowing the Company to offer and sell up to $25 million aggregate amount of its common stock, preferred stock and warrants from time to time in one or more offerings. The terms of any such future offerings would be established at the time of such offering. At the time any of the securities covered by the registration statement are offered for sale, a prospectus supplement will be prepared and filed containing specific information about the terms of any such offering. As of November 30, 2004 no securities have been sold under the universal shelf registration statement on Form S-3.

        On December 22, 2004, we sold 4,848,485 shares of common stock under the universal shelf registration statement directly to a group of investors for proceeds of $7,470,000, net of transaction costs. As part of the December 22, 2004 financing we also issued warrants to purchase up to 2,181,818 shares of common stock. These warrants have an exercise price of $2.00 per share. These warrants are immediately exercisable and expire on December 21, 2009. A portion of these proceeds was used to pay off amounts outstanding on our line of credit.

        On December 21, 2004, we amended our existing $6.2 million credit line agreement with Silicon Valley Bank (the "Bank") through March 1, 2005. Through December 23, 2004, we had peak borrowings of approximately $1.7 million on our line of credit. As of December 23, 2004, there are no amounts outstanding under the line of credit.

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

Critical Accounting Policies and Significant Judgments and Estimates

        Our discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, receivable reserves, inventory reserves, investment in Beacon Power Corporation, goodwill and intangible assets and income taxes. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates were discussed with our audit committee.

        The significant accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

        We recognize revenue from product sales in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product passes upon shipment of the product, as the products are typically shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by us, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless we can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied. When appropriate, we provide for a warranty reserve at the time the product revenue is recognized.

        We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed-upon the final indirect cost rates for the fiscal year ended September 30, 2001. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of September 30, 2004 and 2003, we have accrued approximately $0.9 million and $0.4 million, respectively, for anticipated contract losses.

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

        At the end of June 2003, we were actively engaged in selling our Shaker product line, and we were pursuing a strategy that we hoped would lead to a strategic alliance with a larger company for the development and exploitation of the advantages embodied in our Uninterruptible Power Supply ("UPS") system. During the process of considering various options, we concluded that both our Shaker and UPS system inventories were overvalued based upon the June 2003 plans. We analyzed the situation, recorded an increase to our valuation reserve and were actively considering offers for this product line. This reserve was based on our assessment of the situation as of that time. We had no orders associated with this reserved inventory and there was no sales force dedicated to the sales and marketing of these products. During the first quarter of fiscal 2004, we decided to terminate discussions about the possible sale of the Shaker product line and focus on generating orders. This decision to retain our Shaker product line was due in part to a significant improvement in our liquidity situation. The restarting of this line of business took some time and in the first quarter of 2004 no shaker units were sold. At the end of the first quarter, the gross inventory for our Shaker product line inventory totaled $2.1 million and our valuation reserve against that inventory was $2.0 million, or 95%. During our second and third quarters of fiscal 2004, we were successful in resuming sales levels of our Shakers. As a result, we used some inventory that we had largely written-down. During the second, third and fourth quarters of fiscal 2004, we sold inventory that originally had a cost of $0.6 million. As this inventory is used we reduce the valuation reserve on a first in first out and pro rata basis. In addition, we had originally accrued approximately $0.9 million for purchase commitments related to the UPS and Shaker product lines. In the third and fourth quarters of 2004, we sold products containing approximately $0.2 million of inventory previously reserved related to these purchase commitments. Although it is unclear how much of the remaining inventory we will sell and during which periods it will occur, as we sell this inventory our cost of product revenue will be lower than normal as this inventory has been largely written-down. As a result, to the extent this inventory is sold in the future, our margins will be favorably impacted compared with results that would otherwise be achieved.

Investment in Beacon Power Corporation

        In September 2001, we owned 4,705,910 shares, or approximately 11.0%, of Beacon Power's outstanding voting stock. We determined that we did not have the ability to exercise significant influence over the operating and financial policies of Beacon Power and, therefore, accounted for our investment in Beacon Power using the fair value method as set forth in Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Debt and Equity Securities. The investment was carried at fair value and designated as available for sale and any unrealized holding gains or losses were to be included in stockholders' equity as a component of accumulated other comprehensive income (loss) so long as any unrealized losses were deemed temporary in nature. If the decline in fair value was judged to be other than temporary, the cost basis was written down to the fair value as a new cost basis and the amount of the write-down was included in the statement of operations. The new cost basis would not be changed for subsequent recoveries in fair value. Subsequent increases in the fair value were to be included in stockholders' equity as a component of accumulated other comprehensive income (loss). Subsequent decreases in fair value, if not an other-than-temporary impairment, also were to be included in stockholders' equity as a component of accumulated other comprehensive income (loss).

        As of September 30, 2002, the quoted fair market value of Beacon Power's common stock held by us was $0.17 per share, or $0.8 million. Our historical cost basis in our investment in Beacon Power's common stock was approximately $0.59 per share, or $2.8 million, resulting in an unrealized loss of $2.0 million as of September 30, 2002. We determined that of this $2.0 million, $1.4 million represented an other than temporary decline based on the extent and length of the time the stock price has been below its cost as well as its assessment of the financial condition and near term prospects of Beacon Power. We recorded a charge of $1.4 million in the statement of operations to realize this portion of the loss. This charge was measured based on the trading value of Beacon Power's common stock during the month of November and early December of 2002 and was less than the gross unrealized loss due to subsequent recovery of Beacon Power's stock price, as well as our ability and intent to hold the stock for a long enough period of time for it to recover to the new cost basis. After this write-down, the new cost basis of the Beacon Power common stock held by us was approximately $0.30 per share and the unrealized loss of the Beacon Power common stock held by us was $0.6 million as of September 30, 2002.

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

        In addition, we have a warrant to purchase 173,704 shares of Beacon Power's common stock that has an exercise price of $1.25 per share and expires in 2005. We account for this warrant in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, record the warrant at its fair value. As of September 30, 2004 and 2003, the warrant to purchase Beacon Power common stock had a fair value of $7,036 and $97,490, respectively.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $36.9 million as of September 30, 2004, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

  Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003

        Product Revenue.    Product revenue increased by $5.4 million, or 25%, from $21.6 million in fiscal year 2003 to $27.0 million in fiscal year 2004. Nearly all of the increase in revenue came from our Power Systems division and was due to increased sales across all product lines, most noticeably in our Magnetics and Power Conversion products. In addition, our Power Systems revenue included approximately $0.8 million of revenue that was deferred as of September 30, 2003 related to two UPS systems for which certain conditions were not fulfilled, requiring deferral until those conditions were satisfied in fiscal 2004.

        Funded research and development and other revenue.    Funded research and development and other revenue increased by $1.9 million, or 36%, from $5.3 million in fiscal year 2003 to $7.2 million in fiscal year 2004. This increase was primarily attributable to an increase in revenue of $1.7 million from a Naval program and $0.9 million from a photovoltaics contract. These increases were offset in part by a $0.7 million reduction in revenue from the wind down of a contract with General Atomics to develop integrated power systems for the future U.S. Navy's "all-electric" ship.

        Cost of product revenue.    Cost of product revenue decreased by $3.6 million, or 14%, from $26.0 million in fiscal year 2003 to $22.4 million in fiscal year 2004 despite the increase in product revenue of $5.4 million. The decrease was primarily attributable to two factors: lower manufacturing cost structure and the absence of the $2.7 million charge incurred in the third quarter of fiscal 2003 to reduce the carrying value of inventory. These factors were offset in part, however, by an increase in higher materials cost associated with the increase in sales volume. In addition, we sold products that contained certain materials, which had been substantially written down or reserved which resulted in reduced costs. This improved gross margin by $0.8 million during 2004. As a result of these changes and higher sales volumes, gross margins improved from (20%) in 2003, to 17% in 2004.

        Funded research and development and other revenue expenses.    Funded research and development and other revenue expenses increased by $1.0 million, or 20%, from $5.0 million in fiscal year 2003 to $6.0 million in fiscal year 2004. The total in 2004 includes $0.9 million accrued on fixed price contracts where we expect to incur additional future losses. During fiscal year 2003, we began work on a $1.1 million program with EDO Corporation ("EDO") for the design and development of a power converter for a new mine sweeping system for the U.S. Navy's Organic Airborne and Surface Influence Sweep system ("OASIS"). This contract was subsequently increased to $1.5 million during fiscal year 2004. We have deferred recognizing revenue on this program until the contract is complete. In fiscal year 2004 and 2003, approximately $0.9 million and $0.6 million, respectively, of the contract loss was incurred which relates to the contract with EDO Corporation, of which approximately $0.5 million was accrued in the fourth quarter of fiscal 2004. (See Note B). The gross margin on funded research and other revenue improved from 5% in fiscal year 2003 to 17% in fiscal year 2004. This improvement is primarily reflective of an increase in revenues.

        Unfunded research and development expenses.    We did not expend funds on unfunded research and development in fiscal year 2004 compared with $1.5 million in fiscal year 2003. The primary reason for this reduction in unfunded research and development expenses was due to the completion of the UPS development activity and, to a lesser degree, the elimination of the radio frequency research effort in our Electronics division.

        Selling, general and administrative expenses.    Selling, general and administrative expenses decreased by $4.2 million, or 31%, from $13.6 million in fiscal year 2003 to $9.4 million in fiscal year 2004. Approximately half of this decrease was due to a reduction in the selling and administrative cost structure in our Power Systems division. The remaining reduction was also due to reduced spending in our corporate costs reflecting general streamlining of outside services and internal staffing.

        Amortization of intangibles.    Amortization of intangibles decreased by $0.1 million from $0.5 million in fiscal year 2003 to $0.4 million in fiscal year 2004.

        Write-off of long-lived assets.    There were no write offs of long-lived assets in fiscal year 2004. In fiscal year 2003, we recorded a $0.7 million charge representing an impairment in the carrying value of the long-lived assets in our Worcester, Massachusetts manufacturing facility. This was required as a result of our decision to streamline our operations. We had decided to reduce our UPS sales, our Shaker product line, marketing and development effort and planned to form a strategic alliance with a major company. In this scenario, our Worcester facility will have the Magnetics (Servo Motors and its Maglev products), EPT and StarSine as its remaining product lines. Based in large part on our recent history, we prepared a cash flow forecast of these products over the 7 years—representing the current lease and our 5-year option to extend. At that time we did not expect to recoup the value of our long-lived assets. These assets, before write-down, approximate $3.2 million and are comprised primarily of leasehold improvements made within the last few years. Given this situation, we performed a fair market analysis of this asset and determined that a $0.7 million charge was required in our fiscal third quarter of 2003 representing an impairment of this long-lived asset. Subsequently, late in calendar 2003, we decided to retain our Shaker product line due in part to a significant improvement in our liquidity situation and increased demand for the product.

        Write-off of impaired goodwill and intangible assets.    There were no write offs of impaired goodwill and intangible assets in fiscal year 2004. In fiscal year 2003, we experienced a significant adverse change in the business climate, in particular, significant reductions in revenue and cash flows. This coupled with our current liquidity issues at that time, required us to consider selling assets unrelated to our engineering and manufacturing expertise in electromechanical systems. The assets and product lines we considered selling included our Ling Shaker product line, our patented smart predictive line control technology utilized by the electric arc steel manufacturing industry and patents acquired from Northrop Grumman related to the hybrid electric vehicles. Based on these conditions, we performed an impairment test on an interim basis. We determined the fair value of each of the reporting units based on a discounted cash flow income approach. This analysis was largely based upon historical data. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of the Applied Technology and Electronics reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of March 29, 2003. As a result, the second step of the goodwill impairment test was not required to be completed. We will continue to perform a goodwill impairment test for these reporting units on an annual basis and on an interim basis, if certain conditions exist. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of the Power Systems reporting unit did not exceed its carrying amount. The fair value was determined to approximate the fair value of the net tangible assets. The second step of the impairment test required us to write off the unamortized balance of the goodwill and intangible assets of the Power Systems reporting unit as of March 29, 2003 of $5.8 million. Late in calendar 2003, we decided to retain our Shaker product line due in part to a significant improvement in our liquidity situation. However, we continue to consider selling our patented smart predictive line control technology utilized by the electric arc steel manufacturing industry, which was sold in fiscal year 2004, and patents acquired from Northrop Grumman related to hybrid electric vehicles.

        Net unrealized gain/(loss) on warrants to purchase common stock.    We incurred a $0.1 million net unrealized loss on warrants to purchase common stock in fiscal year 2004, compared with an unrealized gain of $0.1 million in 2003. We account for our warrants to purchase Mechanical Technology Incorporated's common stock and to purchase Beacon Power Corporation's common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we have recorded these warrants at their fair value at September 30, 2004. Our warrants to purchase Mechanical Technology Incorporated's common stock expired unexercised on October 21, 2003 and January 31, 2004 and we no longer account for these warrants in accordance with SFAS No. 133.

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

        Realized gain from sale of Beacon Power Stock.    During June 2003, we commenced the sale of the 4,705,910 shares of Beacon Power Corporation common stock. Through June 28, 2003, we had sold 3,996,626 of those shares for proceeds of $1.5 million, net of fees and commissions. As a consequence of the sale of these shares, we realized a gain of $0.8 million. The remaining shares were sold early in our fiscal fourth quarter of 2003 and we realized a gain of $0.1 million, which was included in our results for the fiscal quarter ended September 30, 2003.

        Interest expense.    Interest expense was $6.9 million for fiscal year 2004 compared with $4.0 million for fiscal year 2003, an increase of $2.9 million. Interest expense for fiscal year 2004 was virtually all comprised of non-cash items, including $6.1 million amortization of discount on the convertible redeemable Series B preferred stock, $0.2 million amortization of the discount on the subordinated convertible debentures, $0.2 million associated with the redeemable convertible Series A preferred stock and subordinated debentures, the amortization of the fair value, as determined using the Black-Scholes option pricing model, of the warrants we issued in connection with our existing line of credit of $0.1 million and $0.1 million associated with the Series B preferred stock, offset by a benefit from the negotiated reduction in fees associated with the February 2003 transaction. Interest expense for fiscal year 2003 includes the amortization of the fair value, as determined using the Black-Scholes option pricing model, of the warrants we issued in connection with our existing line of credit was $0.1 million and $0.1 million of costs associated with the forbearance agreement entered into on December 19, 2002.

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

        Product Revenue.    Product revenue decreased by $9.2 million, or 30%, from $30.8 million in fiscal year 2002 to $21.6 million in fiscal year 2003. The decrease in revenue was comprised of $7.5 million in our Power Systems Division and $1.7 million in our Electronics Division.

        The decline of $7.5 million in Power Systems was due to significantly lower sales in all product lines. Approximately two-thirds of this variance was in our Power Conversion and Test & Measurement product lines; we also experienced reductions in our Magnetics and Motors and Service and Parts product lines. These lower sales reflect an overall general weakness in our business. During the fiscal year ended September 30, 2003, we shipped two UPS systems to third parties—one a 250 kilowatt unit and one a 2.2 megawatt unit. Both transactions had conditions that were not fulfilled as of September 30, 2003; therefore we continued to defer this revenue.

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

        Cost of product revenue.    Cost of product revenue decreased by $3.6 million, or 12%, from $29.6 million in fiscal year 2002 to $26.0 million in fiscal year 2003. This was primarily due to lower material costs of $2.2 million directly related to our decline in revenue. We also experienced a reduction of $2.7 million in manufacturing and overhead costs reflecting a reduction in the cost structure of the business. These reductions were offset in part by a higher provision for excess and obsolete inventory and purchase commitments of $1.3 million primarily related to inventory for our Shaker and UPS system products. In general, our businesses operated on negative margins at the current revenue levels due to excess manufacturing capacity, which is expensed as incurred. Since our cost structure, except for materials, is relatively fixed, our revenue levels significantly affect our gross margin. The large drop in revenue for the year coupled with the valuation adjustment, were the major reasons why our product gross margin declined from 4% in fiscal year 2002 to (20%) in fiscal year 2003.

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

        Write-off of long-lived assets.    We recorded a $0.7 million charge representing an impairment in the carrying value of the long-lived assets in our Worcester, Massachusetts manufacturing facility. This was required as a result of our decision to streamline our operations. We have decided to reduce our UPS sales, our Shaker product line, marketing and development effort and plan to form a strategic alliance with a major company. In this scenario, our Worcester facility will have the Magnetics (Servo Motors and its Maglev products), EPT and StarSine as its remaining product lines. Based in large part on our recent history, we prepared a cash flow forecast of these products over the 7 years—representing the current lease and our 5-year option to extend—we do not expect to recoup the value of our long-lived assets. These assets, before write-down, approximate $3.2 million and are comprised primarily of leasehold improvements made within the last few years. Given this situation, we performed a fair market analysis of this asset and determined that a $0.7 million charge was required in our fiscal third quarter representing an impairment of this long-lived asset. Late in calendar 2003, we decided to retain our Shaker product line due in part to a significant improvement in our liquidity situation.

        Write-off of impaired goodwill and intangible assets.    During the three months ended March 29, 2003, we experienced a significant adverse change in the business climate, in particular, significant reductions in revenue and cash flows. This coupled with our current liquidity issues at that time, required us to consider selling assets unrelated to our engineering and manufacturing expertise in electromechanical systems. The assets and product lines we considered selling included our Ling Shaker product line, our patented smart predictive line control technology utilized by the electric arc steel manufacturing industry and patents acquired from Northrop Grumman related to the hybrid electric vehicles. Based on these conditions, we performed an impairment test on an interim basis. We determined the fair value of each of the reporting units based on a discounted cash flow income approach. This analysis was largely based upon historical data. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of the Applied Technology and Electronics reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of March 29, 2003. As a result, the second step of the goodwill impairment test was not required to be completed. We will continue to perform a goodwill impairment test for these reporting units on an annual basis and on an interim basis, if certain conditions exist. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of the Power Systems reporting unit did not exceed its carrying amount. The fair value was determined to approximate the fair value of the net tangible assets. The second step of the impairment test required us to write off the unamortized balance of the goodwill and intangible assets of the Power Systems reporting unit as of March 29, 2003 of $5.8 million. Late in calendar 2003, we decided to retain our Shaker product line due in part to a significant improvement in our liquidity situation. However, we continue to consider selling our patented smart predictive line control technology utilized by the electric arc steel manufacturing industry and patents acquired from Northrop Grumman related to hybrid electric vehicles.

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

        Unrealized loss on Series B warrants.    Unrealized loss on Series B warrants in fiscal year 2003 was $1.9 million. We account for our Series B warrants issued in connection with the February 2003 financing transaction in accordance with SFAS No. 133 and, therefore, we have recorded these warrants at their fair value at September 30, 2003. Because we did not achieve certain financial conditions for our fourth quarter of fiscal year 2003, the exercise price of these warrants was reduced from $1.50 per share down to $1.00 per share. Accordingly, we considered this fact in determining the fair value at September 30, 2003.

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

Quarterly Results of Operations (Unaudited)

        The following table presents unaudited quarterly statement of operations data for the eight quarters ended September 30, 2004. This data has been prepared on a basis consistent with our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This data includes all adjustments, consisting solely of normal recurring adjustments, which we believe necessary for a fair presentation of this information. The operating results for any quarter are not necessarily indicative of results to be expected for any future period. In fiscal 2003, the historical quarterly data for the fiscal year ended September 30, 2003 was adjusted to reflect the impact of recognizing revenue on a funded research and development contract using the completed-contract method instead of the percentage-of-completion method. The impact of this adjustment was as follows:

	Three Months Ended
	June 28, 2003	Mar. 29, 2003	Dec. 28, 2002
	(in thousands, except per share data)
Funded research and development and other revenue	$(347)	$(170)	$(241)
Funded research and development and other revenue expenses	$(347)	$(267)	$(144)
Operating (loss) income	$—	$97	$(97)
Net (loss) income	$—	$97	$(97)
Net (loss) income attributable to common stockholders per weighted average share, basic and diluted	$—	$0.01	$(0.01)

        In addition, at September 30, 2004 the current estimate of the contract revenue and contract costs for this contract indicated a loss, a provision of $1.5 million for the entire loss, of which $0.9 million and $0.6 million were incurred as of September 30, 2004 and 2003, respectively, on this contract was recorded and is included in funded research and development and other revenue expenses. During the fiscal fourth quarters of 2004 and 2003, the Company recorded $0.5 million and $0.3 million, respectively, related to this contract loss.

	Three Months Ended
	Sept. 30, 2004	June 26, 2004	Mar. 27, 2004	Dec. 27, 2003	Sept. 30, 2003	June 28, 2003	Mar. 29, 2003	Dec. 28, 2002
	(in thousands, except per share data)
Statement of Operations Data
Revenue:
Product revenue	$7,717	$6,841	$6,205	$6,208	$7,056	$5,011	$4,250	$5,331
Funded research and development and other revenue	1,483	1,771	1,954	1,979	1,728	1,079	1,126	1,349

Total revenue	9,200	8,612	8,159	8,187	8,784	6,090	5,376	6,680

Operating costs and expenses:
Cost of product revenue	6,528	5,483	5,164	5,198	6,223	8,117	5,578	6,101
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	1,771	1,416	1,416	1,379	2,011	851	940	1,236
Unfunded research and development expenses	(2)	4	0	1	65	313	533	581

Total research and development and other revenue expenses	1,769	1,420	1,416	1,380	2,076	1,164	1,473	1,817
Selling, general and administrative expenses	2,307	2,249	2,565	2,242	2,589	3,281	3,914	3,780
Amortization of intangibles	112	112	112	111	112	99	147	147
Write-off of impaired long-lived assets	—	—	—	—	—	700	—	—
Write-off of impaired goodwill and intangible assets	—	—	—	—	—	—	5,751	—

Total operating costs and expenses	10,716	9,264	9,257	8,931	11,000	13,361	16,863	11,845

Operating loss	(1,516)	(652)	(1,098)	(744)	(2,216)	(7,271)	(11,487)	(5,165)
Net unrealized gain (loss) on warrants to purchase common stock	(10)	(77)	(46)	43	69	16	(9)	6
Unrealized loss on Series B warrants	—	—	—	35	(1,879)	—	—	—
Write-down of investment in Beacon Power Corporation common stock	—	—	—	—	—	—	(542)	—
Realized gain from sale of Beacon Power Corporation common stock	—	—	—	—	104	795	—	—
Other income (loss)	(4)	3	—	—	15	—	56	—
Interest income	3	3	4	2	—	2	1	2
Interest expense	(73)	(72)	(6,502)	(258)	(3,293)	(317)	(170)	(198)

Net loss	$(1,600)	$(795)	$(7,642)	$(922)	$(7,200)	$(6,775)	$(12,151)	$(5,355)

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.06)	$(0.03)	$(0.29)	$(0.04)	$(0.37)	$(0.36)	$(0.68)	$(0.32)

Weighted average number of common shares, basic and diluted	28,201	28,078	26,784	24,303	19,435	18,886	17,831	16,878

Liquidity and Capital Resources

        As of September 30, 2004, we had $2.2 million of cash, of which $1.0 million was restricted. At this time no funds had been drawn against our $6.3 million line of credit with Silicon Valley Bank. The maximum amount we can borrow under this agreement is $5.0 million based upon 80% of eligible receivables. As of September 30, 2004, approximately $4.5 million could have been borrowed based on the level of eligible receivables. In July 2004, the Company accepted an order from an overseas customer for $0.9 million. The order has been completed and is expected to be accepted by the customer in December 2004 or January 2005. In part because the customer will be making progress payments, the Company has agreed to set aside $0.9 million of cash in return for our bank issuing a letter of credit to guarantee performance. This $0.9 million is included in the restricted cash balance and will be restricted for use by the Company until the order is successfully fulfilled. As of September 30, 2004 we had received progress payments related to this job in the amount of $0.5 million. If, however, we fail to fulfill the order, the customer will have the right to demand payment from this letter of credit, which would result in our loss of this cash. Finally, our trade payables, at September 30, 2004, totaled $3.9 million, of which $0.5 million were for invoices over 60 days old. In addition, we had $0.6 million of accrued accounts payable at September 30, 2004 for goods and services received but not yet invoiced.

        In October 2003, warrants to purchase 1.6 million shares of our Common Stock were exercised for net proceeds of $1.5 million, we sold an additional $0.1 million of convertible subordinated debentures and we sold shares of Series B preferred stock for proceeds of approximately $6.9 million, net of placement agent's fees and other issuance costs.

        In November 2003, with the proceeds from these financing transactions, we paid off the outstanding balance under the line of credit of $1.8 million and the Bank released $0.4 million of the $0.5 million of cash previously restricted. In addition, on December 12, 2003, we amended our agreement with the Bank. Under the amended agreement, the Bank provided us with a line of credit of up to approximately $6.2 million (the "Amended Loan"), which had been recently extended through March 1, 2005. Through December 23, 2004, we had peak borrowings of $1.7 million on our credit line. As of December 23, 2004, there are no amounts outstanding under the credit line.

        On December 22, 2004, we sold 4,848,485 shares of common stock under the universal shelf registration statement directly to a group of investors for proceeds of $7,470,000, net of transaction costs. As part of the December 22, 2004 financing we also issued warrants to purchase up to 2,181,818 shares of common stock. These warrants have an exercise price of $2.00 per share. These warrants are immediately exercisable and expire on December 21, 2009. A portion of the proceeds was used to pay off amounts outstanding on our line of credit.

        We anticipate that our current cash, after the common stock sale in December 2004, together with the ability to borrow under the Amended Loan will be sufficient to fund our operations at least through September 30, 2005. This assumes that we will achieve our business plan, be able to amend or extend our current agreement with the Bank at least through September 30, 2005, complete our fixed price contract with EDO Corporation and remain in compliance with all Amended Loan covenants. If, however, we are unable to realize our business plan, are unable to successfully complete our contract with EDO Corporation and are unable to agree upon and remain in compliance with an amended loan agreement with the Bank, we may be forced to raise additional funds by selling stock or taking other actions to conserve our cash position.

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

        Our financial statements for our fiscal year ended September 30, 2004, which are included in our Annual Report on Form 10-K, contain an audit report from Grant Thornton LLP. The audit report contains a going concern qualification, which raises substantial doubt with respect to our ability to continue as a going concern. However, our business plan, which envisions a significant improvement in results from the recent past, contemplates sufficient liquidity to fund operations at least through

September 30, 2005. The receipt of a going concern qualification may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations.

        We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of September 30, 2004, we had an accumulated deficit of $127.7 million. Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities, public security offerings, and borrowings on our line of credit and capital equipment leases.

        As of September 30, 2004, our cash and cash equivalents were $2.2 million, including restricted cash and cash equivalents of $1.0 million; this represents an increase in our cash and cash equivalents of $1.0 million from the $1.2 million on hand at September 30, 2003. Cash used in operating activities for the twelve months ended September 30, 2004 was $5.5 million as compared to $7.3 million for the twelve months ended September 30, 2003. Cash used in operating activities during the twelve months ended September 30, 2004 was primarily attributable to the net loss, net of unrealized gain on warrants to purchase common stock, offset by non-cash items such as depreciation and amortization, deferred revenue, increases in allowances for uncollectible accounts and excess and obsolete inventory, non-cash compensation and consulting expense, non-cash interest expense and decreases in working capital. In particular, we reduced our trade payables for invoices over 60 days old from $3.5 million as of September 30, 2003 to $0.5 million as of September 30, 2004.

        Cash used in investing activities during the twelve months ended September 30, 2004 was $0.4 million as compared to cash provided by investing activities of $1.5 million for the twelve months ended September 30, 2003. Cash used in investing activities during the fiscal year ended September 30, 2004, was a result of capital expenditures. Cash provided by investing activities during the fiscal year ended September 30, 2003 was primarily a result from the proceeds from the sale of our Beacon Power Corporation common stock of $1.7 million.

        Cash provided by financing activities for the twelve months ended September 30, 2004 was $6.9 million as compared to $4.8 million for the twelve months ended September 30, 2003. Net cash provided by financing activities during the twelve months ended September 30, 2004 includes $7.0 million of proceeds from the sale of the redeemable convertible Series B Preferred Stock and the convertible subordinated debentures, $1.9 million of proceeds from the exercise of warrants to purchase common stock, offset in part by a reduction of $1.8 million in bank borrowings and $0.2 million repayment of long-term debt.

        We lease equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments, as of September 30, 2004, under the capital and operating leases with non-cancelable terms are as follows:

Fiscal Years ended September 30,	Capital Leases	Operating Leases
2005	$236,456	$1,064,605
2006	316,762	852,188
2007	—	888,801
2008	—	900,814
2009	—	852,832
Thereafter	—	520,242
Total	$553,218	$5,079,482

Factors Affecting Future Results

        Our future results remain difficult to predict and may be affected by a number of factors which could cause actual results to differ materially from forward-looking statements contained in this Annual Report on Form 10-K and presented elsewhere by management from time to time. These factors include business conditions within the distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive industries and the world economies as a whole. Our revenue growth is dependent, in part, on technology developments and contract research and development for both the government and commercial sectors and no assurance can be given that we will continue to obtain such funds. In addition, our growth opportunities are dependent on our new products penetrating the distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive markets. No assurance can be given that new products can be developed, or if developed, will be commercially viable; that competitors will not force prices to unacceptably low levels or take market share from us; or that we can achieve and maintain profitability in these or any new markets. Because of these and other factors, including, without limitation, the factors set forth below, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the market price of our common stock experiences significant volatility.

        We have a history of operating losses, may not be able to achieve profitability and may require additional capital in order to sustain our businesses.

        For each of the past ten fiscal years, we have experienced losses from operating our businesses. As of September 30, 2004, we had an accumulated deficit of approximately $127.7 million. During the fiscal year ended September 30, 2004, we had a loss from operations of approximately $4.0 million. If we are unable to operate on a cash flow breakeven basis during 2005, we may need to raise additional capital in order to sustain our operations. There can be no assurance that we will be able to achieve such results or to raise such funds if they are required.

        We may not be able to continue as a going concern.

        Our financial statements for our fiscal year ended September 30, 2004, which are included in our Annual Report on Form 10-K, contain an audit report from Grant Thornton LLP. The audit report contains a going concern qualification, which raises substantial doubt with respect to our ability to continue as a going concern. The receipt of a going concern qualification may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations.

        We could issue additional common stock, which might dilute the book value of our common stock.

        We have authorized 50,000,000 shares of our common stock, of which 28,226,010 shares were issued and outstanding as of September 30, 2004. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise the capital that we may need at today's stock prices, we will need to issue securities that are convertible into or exercisable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options, whether currently outstanding or subsequently granted, exercise their options or if warrant holders exercise their warrants to purchase shares of our common stock. In December 2004, we issued 4,848,845 shares of common stock to investors for $1.65 per share.

        The sale or issuance of a large number of shares of our common stock could depress our stock price.

        As of September 30, 2004, we have reserved 5,352,334 shares of common stock for issuance upon exercise of stock options and warrants, 1,970,878 shares for future issuances under our stock plans and 197,905 shares for future issuances as matching contributions under our 401(k) plan. We have also reserved 850,000 shares of common stock for issuance upon conversion of the outstanding Series B Preferred Stock, which can be converted at any time. As of September 30, 2004, holders of warrants and options to purchase an aggregate of 2,884,956 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144. In December 2004, we issued warrants to purchase an additional 2,181,818 shares of common stock. These warrants are immediately exercisable and, upon exercise, the underlying common stock may be transferred at any time subject, in some cases, to Rule 144.

        We have not consistently complied with Nasdaq's Marketplace rules for continued listing, which exposes us to the risk of delisting from the Nasdaq National Market.

        Our stock is listed on the Nasdaq National Market, which affords us an opportunity for relatively broad exposure to a wide spectrum of prospective investors. As a requirement of continued inclusion in the Nasdaq National Market, SatCon must comply with Nasdaq's Marketplace Rules. In 2003, SatCon received notice from Nasdaq that it was not in compliance with Marketplace Rules. Subsequently, in late 2003, Nasdaq advised SatCon that it had achieved compliance, and SatCon has continued to maintain compliance with the Nasdaq National Market Marketplace Rules for Continued Inclusion since that time. However, if we fail to maintain compliance with these rules and our common stock is delisted from the Nasdaq National Market, there could be a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with the Nasdaq National Market, the loss of federal preemption of state securities laws, the potential loss of confidence by suppliers, customers and employees, as well as the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

        We expect to generate a significant portion of our future revenues from sales of our power control products and cannot assure market acceptance or commercial viability of our power control products.

        We intend to continue to expand development of our power control products. We cannot assure you that potential customers will select SatCon's products to incorporate into their systems or that our customers' products will realize market acceptance, that they will meet the technical demands of their end users or that they will offer cost-effective advantages over existing products. Our marketing efforts have included development contracts with several customers and the targeting of specific market segments for power and energy management systems. We cannot know if our commercial marketing efforts will be successful in the future. Additionally, we may not be able to develop competitive products, our products may not receive market acceptance, and we may not be able to compete profitably in this market, even if market acceptance is achieved. If our products do not gain market acceptance or achieve commercial viability, we will not attain our anticipated levels of profitability and growth.

        If we are unable to maintain our technological expertise in design and manufacturing processes, we will not be able to successfully compete.

        We believe that our future success will depend upon our ability to develop and provide products that meet the changing needs of our customers. This requires that we successfully anticipate and respond to technological changes in design and manufacturing processes in a cost-effective and timely manner. As a result, we continually evaluate the advantages and feasibility of new product design and manufacturing processes. We cannot, however, assure you that our process improvement efforts will be successful. The introduction of new products embodying new technologies and the emergence of shifting customer demands or changing industry standards could render our existing products obsolete and unmarketable, which would have a significant impact on our ability to generate revenue. Our future success will depend upon our ability to continue to develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers. We may experience delays in releasing new products and product enhancements in the future. Material delays in introducing new products or product enhancements may cause customers to forego purchases of our products and purchase those of our competitors.

        We are heavily dependent on contracts with the U.S. government and its agencies or from subcontracts with the U.S. government's prime contractors for revenue to develop our products, and the loss of one or more of our government contracts could preclude us from achieving our anticipated levels of growth and revenues.

        Our ability to develop and market our products is dependent upon maintaining our U.S. government contract revenue and research grants. Many of our U.S. government contracts are funded incrementally on a year-to-year basis. Approximately 50% of our revenue during fiscal year 2004 was derived from government contracts and subcontracts. Changes in government policies, priorities or programs that result in budget reductions could cause the government to cancel existing contracts or eliminate follow-on phases in the future which would severely inhibit our ability to successfully complete the development and commercialization of our products. In addition, there can be no assurance that, once a government contract is completed, it will lead to follow-on contracts for additional research and development, prototype build and test or production. Furthermore, there can be no assurance that our U.S. government contracts or subcontracts will not be terminated or suspended in the future. In the event that any of our government contracts are terminated for cause, it could significantly affect our ability to obtain future government contracts, which could seriously harm our ability to develop our technologies and products.

        Our contracts with the U.S. government are subject to audit by the Defense Contract Audit Agency and other agencies of the government, which may challenge our treatment of direct and indirect costs and reimbursements, resulting in a material adjustment and adverse impact on our financial condition.

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

        Many of our patents are the result of inventions made under U.S. government-funded research and development programs. With respect to any invention made with government assistance, the government has a nonexclusive, nontransferable, irrevocable, paid-up license to use the technology or have the technology employed for or on behalf of the U.S. government throughout the world. Under certain conditions, the U.S. government also has "march-in rights," which enable the U.S. government to require us to grant a nonexclusive, partially exclusive, or exclusive license in any field of use to responsible applicants, upon terms that are reasonable under the circumstances.

        Our business could be adversely affected if we are unable to protect our patents and proprietary technology.

        As of October 31, 2004, we held 71 U.S. patents and had 2 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe, and Asia for many of these patents. The expiration dates of our patents range from 2009 to 2021, with the majority expiring after 2015. As a qualifying small business from our inception to date, we have retained commercial ownership rights to proprietary technology developed under various U.S. government contracts and grants.

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

        In addition to our patent rights, we also rely on treatment of our technology as trade secrets through confidentiality agreements, which all of our employees are required to sign, assigning to us all patent rights and other intellectual property developed by our employees during their employment with us. Our employees have also agreed not to disclose any trade secrets or confidential information without our prior written consent. We also rely on non-disclosure agreement to protect our trade secrets and proprietary knowledge. These agreements may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also be known without breach of these agreements or may be independently developed by competitors. Failure to maintain the proprietary nature of our technology and information could harm our results of operations and financial condition by reducing or eliminating our technological advantages in the marketplace.

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

        Our success is dependent upon attracting and retaining highly qualified personnel and the loss of key personnel could significantly hurt our business.

        To achieve success, we must attract and retain highly qualified technical, operational and executive employees. The loss of the services of key employees or an inability to attract, train and retain qualified and skilled employees, specifically engineering, operations and business development personnel, could result in the loss of business or could otherwise negatively impact our ability to operate and grow our business successfully.

        We expect significant competition for our products and services.

        In the past, we have faced limited competition in providing research services, prototype development and custom and limited quantity manufacturing. We expect competition to intensify greatly as commercial applications increase for our products under development. Many of our competitors and potential competitors are well established and have substantially greater financial, research and development, technical, manufacturing and marketing resources than we do. Some of our competitors and potential competitors are much larger than we are. If these larger competitors decide to focus on the development of distributed power and power quality products, they have the manufacturing, marketing and sales capabilities to complete research, development and commercialization of these products more quickly and effectively than we can. There can also be no assurance that current and future competitors will not develop new or enhanced technologies perceived to be superior to those sold or developed by us. There can be no assurance that we will be successful in this competitive environment.

        We are dependent on third-party suppliers for the supply of key components for our products.

        We use third-party suppliers for components in many of our systems. From time to time, shipments can be delayed because of industry-wide or other shortages of necessary materials and components from third-party suppliers. A supplier's failure to supply components in a timely manner, or to supply components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could impair our ability to deliver our products in accordance with contractual obligations.

        On occasion, we agree to fixed price engineering contracts in our Applied Technology Division, which exposes us to losses.

        Most of our engineering design contracts are structured on a cost-plus basis. However, on occasion we have entered into fixed price contracts, which may expose us to loss. A fixed priced contract, by its very nature, requires cost estimates during the bidding process and throughout the contract, as the program proceeds to completion. Depending upon the complexity of the program, the estimated completion costs could change frequently and significantly during the course of the contract. We regularly involve the appropriate people on the program and finance staffs to arrive at a reasonable estimate of the cost to complete. However, due to unanticipated technical challenges and other factors, there is the potential for substantial cost overruns in order to complete the contract in accordance with the contract specifications. Currently we have only two significant contracts of this type. During the fiscal year ended September 30, 2004, we have recorded losses on these contracts of approximately $0.9 million.

        If we experience a period of significant growth or expansion, it could place a substantial strain on our resources.

        If our power control products are successful in achieving rapid market penetration, we may be required to deliver large volumes of technically complex products or components to our customers on a timely basis at reasonable costs to us. We have limited experience in ramping up our manufacturing capabilities to meet large-scale production requirements and delivering large volumes of our power control products. If we were to commit to deliver large volumes of our power control products, we cannot assure you that we will be able to satisfy large-scale commercial production on a timely and cost-effective basis or that such growth will not strain our operational, financial and technical resources.

        Our business could be subject to product liability claims.

        Our business exposes us to potential product liability claims, which are inherent in the manufacturing, marketing and sale of our products, and we may face substantial liability for damages resulting from the faulty design or manufacture of products or improper use of products by end users. We currently maintain a moderate level of product liability insurance, and there can be no assurance that this insurance will provide sufficient coverage in the event of a claim. Also, we cannot predict whether we will be able to maintain such coverage on acceptable terms, if at all, or that a product liability claim would not harm our business or financial condition. In addition, negative publicity in connection with the faulty design or manufacture of our products would adversely affect our ability to market and sell our products.

        We are subject to a variety of environmental laws that expose us to potential financial liability.

        Our operations are regulated under a number of federal, state and foreign environmental and safety laws and regulations that govern, among other things, the discharge or release of hazardous materials into the air and water as well as the handling, storage and disposal of these materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Because we use hazardous materials in certain of our manufacturing processes, we are required to comply with these environmental laws. In addition, because we generate hazardous wastes, we, along with any other person who arranges for the disposal of our wastes, may be subject to potential financial exposure for costs associated with an investigation and remediation of sites at which we have arranged for the disposal of hazardous wastes if those sites become contaminated and even if we fully comply with applicable environmental laws. If we were found to be a responsible party, we could be held jointly and severably liable for the costs of remedial actions. To date, we have not been cited for any improper discharge or release of hazardous materials.

        Businesses and consumers might not adopt alternative distributed power solutions as a means for obtaining their electricity and power needs.

        On-site distributed power generation solutions, such as fuel cell, photovoltaic and wind turbine systems, which utilize our products, provide an alternative means for obtaining electricity and are relatively new methods of obtaining electrical power that businesses may not adopt at levels sufficient to grow this part of our business. Traditional electricity distribution is based on the regulated industry model whereby businesses and consumers obtain their electricity from a government regulated utility. For alternative methods of distributed power to succeed, businesses and consumers must adopt new purchasing practices and must be willing to rely upon less upon traditional means of purchasing electricity. We cannot assure you that businesses and consumers will choose to utilize on-site distributed power at levels sufficient to sustain our business in this area. The development of a mass market for our products may be impacted by many factors which are out of our control, including:

  •
  market acceptance of fuel cell, photovoltaic and wind turbine systems that incorporate our products;

  •
  the cost competitiveness of these systems;

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

        Some provisions of our certificate of incorporation and bylaws may delay, deter or prevent a change in control of SatCon or a change in our management that you, as a stockholder, may consider favorable. These provisions include:

  •
  authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and deter a takeover attempt;

  •
  a board of directors with staggered, three-year terms, which may lengthen the time required to gain control of our board of directors;

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

        We market and sell our products and services both inside and outside the United States. We are currently selling our products and services throughout North America and in certain countries in South America, Asia, Canada and Europe. Certain of our products are subject to the International Traffic in Arms Regulations (ITAR) 22 U.S.C 2778, which restricts the export of information and material that may be used for military or intelligence applications by a foreign person. Additionally, certain products of ours are subject to export regulations administered by the Department of Commerce, Bureau of Industry Security, which require that we obtain an export license before we can export certain products or technology. Failure to comply with these laws could result in enforcement responses by the government, including substantial monetary penalties, denial of export privileges, debarment from government contracts and possible criminal sanctions.

        Revenue from sales to our international customers for our fiscal years ended September 30, 2004 and 2003 were $3.7 million and $3.3 million, respectively. Our success depends, in part, on our ability to expand our market for our products and services to foreign customers and our ability to manufacture products that meet foreign regulatory and commercial requirements. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. We face numerous challenges in penetrating international markets, including unforeseen changes in regulatory requirements, export restrictions, fluctuations in currency exchange rates, longer accounts receivable cycles, difficulties in managing international operations, and the challenges of complying with a wide variety of foreign laws.

        We are exposed to credit risks with respect to some of our customers.

        To the extent our customers do not advance us sufficient funds to finance our costs during the execution phase of our contracts, we are exposed to the risk that they will be unable to accept delivery or that they will be unable to make payment at the time of delivery. Occasionally, we accept the risk of dealing with thinly financed entities. We attempt to mitigate this risk by seeking to negotiate more timely progress payments and utilizing other risk management procedures.

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

  •
  make investments

        The agreement also subjects us to various financial and other covenants with which we must comply on an ongoing or periodic basis. The financial covenant requires us to maintain a minimum level of tangible net worth, as defined, which varies from month to month. If we violate this or any other covenant, any outstanding debt under this agreement could become immediately due and payable, the bank could proceed against any collateral securing indebtedness and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to pursue business opportunities or strategies that we would otherwise consider to be in the best interests of the company.

        The holders of our Series B Preferred Stock are entitled to receive liquidation payments in preference to the holders of our common stock.

        As of December 23, 2004, 425 shares of our Series B Preferred Stock were outstanding. Pursuant to the terms of the certificate of designation creating the Series B Preferred Stock, upon a liquidation of our company, the holders of shares of the Series B Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is $5,000 per share of Series B Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares. Dividends accrue on the shares of Series B Preferred Stock at a rate of 6% per annum increasing to a rate of 8% per annum on October 1, 2005.

        We have granted to certain investors rights to participate in future financings, as well as exchange rights, which could be triggered upon future financings.

        In connection with our October 2003 financing, we granted to the investors rights to participate in future financings and exchange rights, which could be triggered upon future financings if the price per share were less than that which the investors paid. The right to participate in future financings allows investors to purchase future securities issued by us for a period of time following the initial closing of their financing. The exchange rights allow the investors to exchange any securities held by them into future securities that we may issue at the liquidation preference of the exchanged security. Each of these factors may adversely affect our ability to raise additional funds from third parties on terms acceptable to us, or at all.

        If we are unable to effectively and efficiently eliminate the significant deficiencies that have been identified in our internal controls and procedures, there could be a material adverse effect on our operations or financial results.

        In December 2004, our management and Audit Committee were notified by our independent accountants, Grant Thornton LLP, of three significant deficiencies in our internal controls and procedures regarding, first, a significant deficiency related to a need to formalize policies and procedures, second, a significant deficiency related to the need for improvement in segregation of duties and, third, a significant deficiency related to the need for monitoring controls to ensure that operational controls are operating as designed. Although we are committed to addressing these deficiencies, we cannot assure you that we will be able to successfully implement the revised controls and procedures or that our revised controls and procedures will be effective in remedying all of the identified significant deficiencies. Our inability to remedy these significant deficiencies potentially could have a material adverse effect on our business.

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

        In January 2003 the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which was amended by FIN 46R issued in December 2003. FIN 46 addresses consolidation by business enterprises of variable interest entities ("VIE's") that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 requires consolidation of VIE's for which Satcon is the primary beneficiary and disclosure of a significant interest in a VIE for which Satcon is not the primary beneficiary. As a result of our review, no entities were identified requiring disclosure or consolidation under FIN 46.

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

        In May 2003, the EITF reached a consensus on EITF Issue No. 03-05, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in Arrangements Containing More-Than-Incidental Software". EITF No. 03-05 addresses the applicability of Statement of Position No. 97-2 regarding software and non-software deliverables in a multiple element arrangement, giving consideration to whether the deliverables are essential to the functionality of one another and whether the whole arrangement falls within SOP 97-2 as a result. EITF Issue No. 03-05 is effective for interim periods beginning after August 13, 2003. The adoption of EITF Issue No. 03-05 is not expected to have a material impact on the Company's financial position and results of operations.

        On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. Our adoption of SAB 104 did not have a material effect on our financial position or results of operations.

        In November 2004, the FASB issued FASB Statement No. 151, "Inventory Costs—an amendment of ARB No. 43" (FAS 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" (SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require Satcon to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which Satcon currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires Satcon to adopt the new accounting provisions beginning in our fourth quarter of 2005. Satcon has not yet determined the impact of applying the various provisions of SFAS No. 123R.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discussion about our market risks disclosures involves forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

        We are exposed to market risk from changes in interest rates primarily through our financing activities. At December 15, 2004 we had approximately $1.4 million outstanding on the line of credit. At September 30, 2004, the Bank's prime rate was 4.5%. Each 1% increase in the Banks prime rate would result in an annual interest expense increase of approximately $14,000 based on the amount outstanding on this facility as of December 15, 2004

Foreign Currency Risk

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

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SatCon Technology Corporation:

        We have audited the accompanying consolidated balance sheets of SatCon Technology Corporation and its subsidiaries (the Company) (a Delaware corporation) as of September 30, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss and cash flows for each of the three years in the period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SatCon Technology Corporation and its subsidiaries as of September 30, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company incurred a net loss of $10,958,470 during the fiscal year ended September 30, 2004, and, as of that date, the Company used $5,469,747 in its operating activities. In addition, the Company has historically incurred losses and used cash, rather than provided cash, from operations. The Company currently has a line of credit agreement which expires on March 1, 2005. The line of credit contains certain restrictive covenants. The Company needs to achieve quarterly revenues at levels it has not achieved in the recent past in order to reach an estimated breakeven cash run rate and to remain in compliance with certain covenants in the line of credit agreement. In addition, the Company has not yet been successful in completing its fixed price contract with EDO Corporation as discussed in Note B. Due to the technical challenges associated with this contract it is possible that the Company will overrun its latest forecast before successfully completing the contract as it has done in the past. Additionally, if the Company is unable to complete this contract as envisioned it may continue to incur losses putting a strain on cash flow and exposing the Company to potential contractual remedies. If this were to occur it could result in non-compliance with the Amended Loan covenants, as define. These factors, among others, as discussed in Note B to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      /S/ GRANT THORNTON LLP

Boston, Massachusetts
December 23, 2004

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,171,152	$728,415
Restricted cash and cash equivalents	1,011,900	506,776
Accounts receivable, net of allowance of $848,565 and $937,030 at September 30, 2004 and 2003, respectively	6,274,178	5,498,998
Unbilled contract costs and fees	447,405	802,804
Funded research and development expenses in excess of billings	552,768	150,411
Inventory	6,184,672	5,802,120
Prepaid expenses and other current assets	687,083	726,357

Total current assets	16,329,158	14,215,881
Warrants to purchase common stock	7,036	97,490
Property and equipment, net	5,913,211	6,927,411
Goodwill, net	704,362	704,362
Intangibles, net	2,391,193	2,918,188
Other long-term assets	501,634	118,610

Total assets	$25,846,594	$24,981,942

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank line of credit	$—	$1,801,869
Current portion of long-term debt	184,177	271,090
Accounts payable	3,823,249	5,967,651
Accrued payroll and payroll related expenses	1,449,349	1,340,244
Other accrued expenses	2,412,409	2,917,176
Accrued contract losses	775,146	387,778
Deferred revenue	2,048,442	2,447,054
Accrued restructuring costs	495,612	495,612

Total current liabilities	11,188,384	15,628,474
Redeemable convertible Series A preferred stock (132.7 shares issued and outstanding; face value: $12,500 per share; liquidation preference: 150%)	—	1,658,750
Redeemable convertible Series B preferred stock (425 shares issued and outstanding; face value $5,000 per share; liquidation preference 100%)	2,125,000	—
Convertible subordinated debentures (Face value: $762,500; liquidation preference: 150%)	—	762,500
Long-term debt, net of current portion	311,178	501,590
Other long-term liabilities	563,372	268,482
Commitments and contingencies (Note L)
Stockholders' equity:
Common stock; $0.01 par value, 50,000,000 shares authorized; 28,226,010 and 21,023,200 shares issued and outstanding at September 30, 2004 and 2003, respectively	282,261	210,232
Additional paid-in capital	139,208,000	122,792,791
Accumulated deficit	(127,659,993)	(116,701,523)
Accumulated other comprehensive loss	(171,608)	(139,354)

Total stockholders' equity	11,658,660	6,162,146

Total liabilities and stockholders' equity	$25,846,594	$24,981,942

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended September 30,
	2004	2003	2002
Revenue:
Product revenue	$26,971,109	$21,648,596	$30,798,655
Funded research and development and other revenue	7,186,714	5,281,607	10,831,004

Total revenue	34,157,823	26,930,203	41,629,659

Operating costs and expenses:
Cost of product revenue	22,373,241	26,018,835	29,644,267
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	5,981,716	5,038,174	7,176,806
Unfunded research and development expenses	3,354	1,492,001	5,850,405

Total research and development and other revenue expenses	5,985,070	6,530,175	13,027,211
Selling, general and administrative expenses	9,362,522	13,563,967	15,850,332
Amortization of intangibles	446,685	504,712	588,661
Restructuring costs	—	—	1,500,000
Write-off of impaired long-lived assets	—	700,000	—
Write-off of impaired goodwill and intangible assets	—	5,751,082	—

Total operating costs and expenses	38,167,518	53,068,771	60,610,471

Operating loss	(4,009,695)	(26,138,568)	(18,980,812)
Net realized gain on sale of marketable securities	—	—	16,956
Net unrealized (loss) gain on warrants to purchase common stock	(90,454)	81,501	(518,676)
Unrealized gain (loss) on series B warrants	35,442	(1,878,930)	—
Write-down of investment in Beacon Power Corporation common stock	—	(541,885)	(1,400,000)
Realized gain from sale of Beacon Power Corporation common stock	—	898,637	—
Other (loss) income	(1,629)	70,703	(10,000)
Interest income	12,456	5,375	291,679
Interest expense	(6,904,590)	(3,977,995)	(159,745)

Net loss	$(10,958,470)	$(31,481,162)	$(20,760,598)

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.41)	$(1.72)	$(1.25)

Weighted average number of common shares, basic and diluted	26,834,470	18,257,512	16,596,814

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
For the Fiscal Years Ended September 30, 2004, 2003 and 2002

					Accumulated Other Comprehensive Loss
	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Unrealized Gain/ (Loss) on Marketable Securities	Unrealized Gain/ (Loss) on Beacon Power Corporation	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Comprehensive Loss
Balance, September 30, 2001	16,539,597	$165,396	$114,593,612	$(64,459,763)	$26,367	$4,364,035	$(178,577)	$4,211,825	$54,511,070
Net loss	—	—	—	(20,760,598)	—	—	—	—	(20,760,598)	$(20,760,598)
Change in unrealized gain on marketable securities	—	—	—	—	(26,367)	—	—	(26,367)	(26,367)	(26,367)
Change in unrealized gain (loss) on Beacon Power Corporation common stock	—	—	—	—	—	(6,352,979)	—	(6,352,979)	(6,352,979)	(6,352,979)
Other than temporary write-down of investment in Beacon Power Corporation common stock	—	—	—	—	—	1,400,000	—	1,400,000	1,400,000	1,400,000
Reclassification of common stock warrants from liability to equity	—	—	192,448	—	—	—	—	—	192,448	—
Stock-based compensation related to options to purchase common stock to consultants	—	—	49,741	—	—	—	—	—	49,741	—
Issuance of common stock to 401(k) Plan	202,049	2,020	421,071	—	—	—	—	—	423,091	—
Issuance of warrants to purchase common stock	—	—	510,820	—	—	—	—	—	510,820	—
Record charge for acceleration of stock option vesting schedule	—	—	33,000	—	—	—	—	—	33,000	—
Foreign currency translation adjustment	—	—	—	—	—	—	(54,616)	(54,616)	(54,616)	(54,616)

Comprehensive loss										$(25,794,560)

Balance, September 30, 2002	16,741,646	$167,416	$115,800,692	$(85,220,361)	$—	$(588,944)	$(233,193)	$(822,137)	$29,925,610	—

The accompanying notes are an integral part of these consolidated financial statements.

					Accumulated Other Comprehensive Loss
	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Unrealized Gain/ (Loss) On Marketable Securities	Unrealized Gain/ (Loss) On Beacon Power Corporation	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss	Total Stockholder's Equity	Comprehensive Loss
Balance, September 30, 2002	16,741,646	$167,416	$115,800,692	$(85,220,361)	$—	$(588,944)	$(233,193)	$(822,137)	$29,925,610
Net loss	—	—	—	(31,481,162)	—	—	—	—	(31,481,162)	$(31,481,162)
Change in unrealized gain (loss) on Beacon Power Corporation common stock	—	—	—	—	—	47,059	—	47,059	47,059	47,059
Other than temporary write-down of investment in Beacon Power Corporation common stock	—	—	—	—	—	541,885	—	541,885	541,885	541,885
Issuance of common stock to 401(k) Plan	802,095	8,021	741,551	—	—	—	—	—	749,572	—
Issuance of warrants to purchase common stock	—	—	286,107	—	—	—	—	—	286,107	—
Issuance of common stock in connection with exercise of Series A warrants	1,563,549	15,635	(9,085)	—	—	—	—	—	6,550	—
Issuance of common stock in connection with exercise of warrants to purchase common stock	223,602	2,236	(1,017)	—	—	—	—	—	1,219	—
Issuance of common stock in lieu of first year dividend on Series A preferred stock	362,168	3,622	321,967	—	—	—	—	—	325,589	—
Issuance of warrants to Series A preferred stockholders	—	—	859,635	—	—	—	—	—	859,635	—
To record beneficial conversion feature of Series A preferred stock	—	—	760,702	—	—	—	—	—	760,702	—
Issuance of warrants to H.C. Wainwright & Co., Inc. in connection with issuance of Series A preferred stock and convertible subordinated debentures	—	—	267,147	—	—	—	—	—	267,147	—
Issuance of common stock in connection with exercise of options to purchase common stock	28,750	288	18,115	—	—	—	—	—	18,403	—
Issuance of warrants to convertible subordinated debentures holders	—	—	257,798	—	—	—	—	—	257,798	—
To record beneficial conversion feature of convertible subordinated debentures	—	—	30,332	—	—	—	—	—	30,332	—
Issuance of common stock in lieu of first year interest on the convertible subordinated debentures	90,390	904	78,277	—	—	—	—	—	79,181	—
Issuance of common stock upon conversion of Series A preferred stock	1,211,000	12,110	1,501,640	—	—	—	—	—	1,513,750	—
Mark-to-market Series B warrants	—	—	1,878,930	—	—	—	—	—	1,878,930	—
Foreign currency translation adjustment	—	—	—	—	—	—	93,839	93,839	93,839	93,839

Comprehensive loss										$(30,798,379)

Balance, September 30, 2003	21,023,200	$210,232	$122,792,791	$(116,701,523)	—	—	$(139,354)	$(139,354)	$6,162,146	—

The accompanying notes are an integral part of these consolidated financial statements.

					Accumulated Other Comprehensive Loss
	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Unrealized Gain/ (Loss) On Marketable Securities	Unrealized Gain/ (Loss) On Beacon Power Corporation	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss	Total Stockholder's Equity	Comprehensive Loss
Balance, September 30, 2003	21,023,200	$210,232	$122,792,791	$(116,701,523)	$—	$—	$(139,354)	$(139,354)	$6,162,146
Net loss		—	—	(10,958,470)					(10,958,470)	(10,958,470)
Issuance of common stock to 401(k) Plan	213,019	2,130	529,364	—	—	—	—	—	531,494	—
Issuance of common stock in connection with exercise of Series A warrant to purchase common stock	28,000	280	—	—	—	—	—	—	280	—
Issuance of common stock in connection with exercise of warrants to purchase common stock	2,246,467	22,465	1,834,850	—	—	—	—	—	1,857,315	—
Issuance of common stock in connection with cashless exercise of warrants to purchase common stock	209,422	2,094	(2,094)	—	—	—	—	—	—	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock	118,550	1,186	76,624	—	—	—	—	—	77,810	—
Issuance of common stock in connection with the conversion of redeemable convertible Series A preferred stock	1,327,000	13,270	1,645,480	—	—	—	—	—	1,658,750	—
Issuance of common stock in connection with the conversion of convertible subordinated debentures	666,000	6,660	825,840	—	—	—	—	—	832,500	—
Issuance of common stock in lieu of first year interest on convertible subordinated debentures	8,298	83	23,981	—	—	—	—	—	24,064	—
Issuance of common stock in lieu of first six -months dividend on redeemable convertible Series B preferred stock	76,054	761	229,454	—	—	—	—	—	230,215	—
Issuance of common stock to Auerelius Consulting Group	90,000	900	193,950	—	—	—	—	—	194,850	—
Issuance of options and warrants to purchase common stock to non-employees	—	—	46,634	—	—	—	—	—	46,634	—
Issuance of warrants to convertible subordinated debentures holders	—	—	46,577	—	—	—	—	—	46,577	—
Beneficial conversion feature of convertible subordinated debentures	—	—	138,977	—	—	—	—	—	138,977	—
Issuance of warrants to Series B preferred stockholders	—	—	1,242,441	—	—	—	—	—	1,242,441	—
Beneficial conversion feature of the Series B preferred stock	—	—	3,655,607	—	—	—	—	—	3,655,607	—
Issuance of warrants to BHP in connection with the issuance of the Series B preferred stock	—	—	435,166	—	—	—	—	—	435,166	—
Issuance of common stock in connection with the conversion of redeemable convertible Series B preferred stock	2,220,000	22,200	5,527,800	—	—	—	—	—	5,550,000	—
Mark-to-market Series B warrants	—	—	(35,442)	—	—	—	—	—	(35,442)	—
Foreign currency translation adjustment	—	—	—	—	—	—	(32,254)	(32,254)	(32,254)	(32,254)

Comprehensive loss				—	—	—				$(10,990,724)

Balance, September 30, 2004	28,226,010	$282,261	$139,208,000	$(127,659,993)	$—	$—	$(171,608)	$(171,608)	$11,658,660	—

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended September 30,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(10,958,470)	$(31,481,162)	$(20,760,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,942,544	2,338,587	2,270,704
Provision for uncollectible accounts	(16,429)	236,749	287,630
Provision for excess and obsolete inventory	95,008	3,170,153	2,598,190
Accrued losses on inventory purchase commitments	—	737,942	—
Net realized gain on sale of marketable securities	—	—	(16,956)
Net unrealized loss (gain) on warrants to purchase common stock	90,454	(81,501)	560,927
Unrealized (gain) loss on Series B warrants	(35,442)	1,878,930	—
Net unrealized gain on contingent obligation to common stock warrant holders	—	—	(42,251)
Write-off of impaired assets	—	—	41,194
Write-off of impaired long-lived assets	—	700,000	—
Write-off of impaired goodwill and intangible assets	—	5,751,082	—
Write-down of investment in Beacon Power Corporation common stock	—	541,885	1,400,000
Compensation expense related to release of stock from escrow, issuance of stock options and warrants to non-employees and issuance of common stock to 401(k) Plan	740,891	845,113	538,893
Non-cash interest expense	6,785,004	3,520,206	—
Gain on sale of equipment	—	(55,700)	—
Gain on sale of Beacon Power Corporation common stock	—	(898,637)	—
Compensation expense related to acceleration of stock option vesting schedule	—	—	33,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(758,751)	1,491,259	1,046,983
Unbilled contract costs and fees	355,399	804,440	(1,029,146)
Prepaid expenses and other assets	(627,071)	127,334	445,700
Inventory	(477,560)	1,273,749	(1,099,888)
Other long-term assets	(383,024)	33,405	67,291
Accounts payable	(2,144,402)	89,846	(1,542,093)
Accrued expenses and payroll	(330,676)	93,882	308,134
Accrued contract losses	387,368	237,778	75,000
Deferred revenue	(398,612)	1,808,285	(742,271)
Other current liabilities	264,022	(455,306)	220,132

Total adjustments	5,488,723	24,189,481	5,421,173

Net cash used in operating activities	(5,469,747)	(7,291,681)	(15,339,425)

Cash flows from investing activities:
Sales of marketable securities	—	—	9,889,273
Purchases of property and equipment	(401,349)	(273,943)	(3,068,200)
Proceeds from sale of equipment	—	68,450	—
Proceeds from sale of Beacon Power Corporation common stock	—	1,745,701	—

Net cash (used in) provided by investing activities	(401,349)	1,540,208	6,821,073

Cash flows from financing activities:
Net borrowing under line of credit	$(1,801,869)	$1,801,869	$—
Repayment of long-term debt	(277,325)	(266,807)	(331,824)
Net proceeds from issuance of convertible redeemable preferred stock	6,925,000	2,480,225	—
Net proceeds from issuance of convertible subordinated debentures	70,000	731,060	—
Proceeds from exercise of stock options	77,450	18,403	—
Proceeds from exercise of warrants	1,857,955	7,769	—

Net cash provided by (used in) financing activities	6,851,211	4,772,519	(331,824)

Effect of foreign currency exchange rates on cash and cash equivalents	(32,254)	93,839	(80,983)

Net increase (decrease) in cash and cash equivalents, including restricted cash and cash equivalents	947,861	(885,115)	(8,931,159)
Cash and cash equivalents at beginning of year, including restricted cash and cash equivalents	1,235,191	2,120,306	11,051,465

Cash and cash equivalents at end of year, including restricted cash and cash equivalents	$2,183,052	$1,235,191	$2,120,306

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004, 2003 AND 2002

A. ORGANIZATION

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

        During fiscal 2004, the Company sold its smart predictive line control technology. The Company deferred recognition of the gain of $700,000 until such time as amounts are collected.

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

        The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each of the past five years. As of September 30, 2004, it had an accumulated deficit of $127,659,993. During the fiscal year ended September 30, 2004, the Company incurred a loss of $10,958,470 and used cash in operations of $5,469,747. The Company's restricted cash balances at September 30, 2004 and 2003 were $1,011,900 and 506,776, respectively.

        In addition, the Company envisions successfully completing its fixed-price contract with the EDO Corporation. Initially this contract was for $1.1 million which during 2004 was increased to $1.5 million. Through September 30, 2004 the Company has incurred approximately $2.7 million of costs and has projected a total cost of approximately $2.95 million before satisfying the requirements of this contract. As of September 30, 2004 the total $2.95 million has been fully accrued and reflected in the Company's results of operations for the period ended September 30, 2004. Due to the technical challenges associated with this contract it is possible that the Company will overrun its latest forecast before successfully completing the contract as it has done in the past (the Company accrued $0.6 million in contract losses associated with this contract in fiscal year 2003 and has incurred an additional $0.9 million in fiscal 2004 related to the EDO contract.). If, however, the Company is unable to complete this contract as envisioned it may continue to incur losses putting a strain on cash flow and exposing the Company to potential contractual remedies, as defined. If this were to occur it could result in non-compliance with the Amended Loan covenants, as defined, and the Company may be forced to raise additional funds by selling stock or taking other actions to conserve its cash position.

        In view of the matters described in the preceding two paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the continued operations of the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

        In November 2003, the Company repaid all outstanding amounts under the line of credit (the "Loan") with Silicon Valley Bank (the "Bank") and the Bank released $375,000 of the $506,776 cash previously restricted. In addition, on December 12, 2003, we amended our agreement with the Bank. Under the amended agreement, the Bank provided the Company with a line of credit of up to approximately $6,250,000 million (the "Amended Loan"). On December 21, 2004, the Amended Loan was extended through March 1, 2005.

        On December 22, 2004, the Company sold 4,848,485 shares of common stock under the universal shelf registration statement to a group of investors for proceeds of $7,470,000, net of transaction costs. As part of the December 22, 2004 financing the Company also issued warrants to purchase up to 2,181,818 shares of common stock. These warrants have an exercise price of $2.00 per share. These warrants are immediately exercisable and expire on December 21, 2009.

        The Company anticipates that its current cash, after the common stock sale in December 2004, together with the ability to borrow under the Amended Loan will be sufficient to fund its operations at least through September 30, 2005. This assumes the Company achieve its business plan and complete the above described EDO Contract with out significant further losses or other remedies. Further, this assumes that the Company will be able to amend and extend its current agreement with the Bank at least through September 30, 2005 and remain in compliance with all Amended Loan covenants. If, however, the Company is unable to realize its operating plan and is unable to agree upon and remain in compliance with an amended loan agreement with the Bank, the Company may be forced to raise additional funds by selling stock or taking other actions to conserve its cash position.

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Consolidation

        The consolidated financial statements include the accounts of SatCon and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

        The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product passes upon shipment of the product, as the products are typically shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless the Company can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied. When appropriate the Company provides for a warranty reserve at the time the product revenue is recognized.

        The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as research and development expense as incurred. As of September 30, 2004 and 2003, the Company has accrued $775,146 and $387,778, respectively, for anticipated contract losses on commercial contracts.

        Cost of product revenue includes materials, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in research and development and other revenue expenses.

        Deferred revenue consists of payments received from customers in advance of services performed, product shipped or installation completed.

Cash and Cash Equivalents

        Cash and cash equivalents include demand deposits, overnight repurchase agreements with the Bank and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At September 30, 2004 and 2003, the Company has restricted cash of $1,011,900 and $506,776, respectively. These amounts represent collateral for outstanding line of credit, letters of credit, performance on a contract with an international customer and credit card purchases. In addition, at September 30, 2004 and 2003, the Company had overnight repurchase agreements with the Bank of $880,895 and $513,358, respectively.

Inventory

        Inventory is stated at the lower of cost or market and costs are determined based on the first-in, first-out method of accounting and include material, labor and manufacturing overhead costs.

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

        The Company performed its annual goodwill impairment test as of the beginning of its fiscal fourth quarter 2004. The Company again determined the fair value of each of the Applied Technology and Electronics reporting units based on a discounted cash flow income approach. Based on the results of the first step of the annual goodwill impairment test, the Company determined that the fair value of these reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of the beginning of its fiscal fourth quarter 2004. As a result, the second step of the annual goodwill impairment test was not required. The Company will continue to perform a goodwill impairment test on the Applied Technology and Electronics reporting units on an annual basis and on an interim basis, if certain conditions exist.

        The Company did not record expense related to the amortization of goodwill during the fiscal year ended September 30, 2004, 2003 and 2002. The Company has determined that all of its intangible assets have finite lives and, therefore, the Company has continued to amortize its intangible assets. The Company recorded expense related to the amortization of its intangible assets of $516,027, $590,505, and $618,118 during the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

        Goodwill by reporting segment consists of the following:

	September 30,
Reporting Unit
	2004	2003
Applied Technology	$123,714	$123,714
Power Systems	—	—
Electronics	580,648	580,648

	$704,362	$704,362

        Intangible assets consist of the following:

			As of September 30, 2004		As of September 30, 2003
Reporting Unit	Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Applied Technology	Patents	15-20	$744,780	$282,951	$755,748	$213,609
Applied Technology	Completed Technology	10	3,142,882	1,532,152	3,142,882	1,217,867
Applied Technology	Favorable Lease	5	36,999	36,074	36,999	28,674
Applied Technology	Transition Service Agreement	3	101,542	101,542	101,542	101,542
Electronics	Customer List	10	250,000	186,458	250,000	161,458
Electronics	Drawings and Documentation	10	300,000	223,750	300,000	193,750
Electronics	Design and Manufacturing Cert.	10	700,000	522,083	700,000	452,083

			$5,276,203	$2,885,010	$5,287,171	$2,368,983

        The estimated remaining amortization expense for each of the five succeeding fiscal years:

Fiscal Years ended September 30,
2005	$540,213
2006	539,288
2007	481,997
2008	414,288
2009	387,085
Thereafter	28,322

Foreign Currency Translation

        The functional currency of the Company's foreign subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders' equity (deficit) is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions are reflected in the loss from operations and were not significant during the fiscal years ended September 30, 2004, 2003 and 2002.

Use of Estimates

        The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period reported. Management believes the most significant estimates include the net realizable value of accounts receivable and inventory, the recoverability of long lived assets and intangible assets, the accrued contract losses on fixed price contracts, the recoverability of deferred tax assets and the fair value of equity and financial instruments. Actual results could differ from these estimates.

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

Stock-based Compensation

        SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock- based compensation of employees under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and has elected the disclosure-only alternative under SFAS No. 123. The Company records the fair value as determined using the Black- Scholes option-pricing model of stock options and warrants granted to non-employees in exchange for services in accordance with Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and is amortized ratably over the period the service is performed in the consolidated statement of operations.

        No stock based employee compensation costs are included in the determination of net loss for all periods presented.

        Had compensation cost for the Company's stock-based compensation been determined based on fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss and loss per share for the fiscal years ended September 30, 2004, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

	2004 Net Loss Attributable To Common Stockholders	Loss Per Common Share	2003 Net Loss Attributable To Common Stockholders	Loss Per Common Share	2002 Net Loss Attributable To Common Stockholders	Loss Per Common Share
As reported	$(10,958,470)	$(0.41)	$(31,481,162)	$(1.72)	$(20,760,598)	$(1.25)
Stock based employee compensation expense	(1,909,582)	$(0.07)	(4,245,380)	(0.23)	(4,894,282)	(0.30)

Pro forma	$(12,868,052)	$(0.48)	$(35,726,542)	$(1.95)	$(25,654,880)	$(1.55)

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

        The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life of seven years, expected volatility ranging from 84.9% to 120.0%, no dividends, and risk-free interest rate of 4.0% for the fiscal year ended September 30, 2004; an expected life of seven years, expected volatility ranging from 93.8% to 107.3%, no dividends, and risk-free interest rate of 4.00% for the fiscal year ended September 30, 2003; and an expected life of seven years, expected volatility ranging from 86.0% to 114.4%, no dividends, and risk-free interest rate ranging from 4.00% to 4.50% for the fiscal year ended September 30, 2002. The weighted average price of the fair value of options granted for the fiscal years ended September 30, 2004, 2003 and 2002 are $1.95, $0.58 and $3.62, respectively.

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

Fair Value of Financial Instruments

        The Company's financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable, debt instruments, Series A and Series B preferred stock. The estimated fair values of these financial instruments approximate their carrying values at September 30, 2004 and 2003. The estimated fair values have been determined through information obtained from market sources and management estimates.

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

        In January 2003 the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which was amended by FIN 46R issued in December 2003. FIN 46 addresses consolidation by business enterprises of variable interest entities ("VIE's") that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 requires consolidation of VIE's for which Satcon is the primary beneficiary and disclosure of a significant interest in a VIE for which Satcon is not the primary beneficiary. As a result of the Company's review, no entities were identified requiring disclosure or consolidation under FIN 46.

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

        In May 2003, the EITF reached a consensus on EITF Issue No. 03-05, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in Arrangements Containing More-Than-Incidental Software". EITF No. 03-05 addresses the applicability of Statement of Position No. 97-2 regarding software and non-software deliverables in a multiple element arrangement, giving consideration to whether the deliverables are essential to the functionality of one another and whether the whole arrangement falls within SOP 97-2 as a result. EITF Issue No. 03-05 is effective for interim periods beginning after August 13, 2003. The adoption of EITF Issue No. 03-05 is not expected to have a material impact on the Company's financial position and results of operations.

        On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's related Revenue Recognition in Financial

Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. Our adoption of SAB 104 did not have a material effect on our financial position or results of operations.

        In November 2004, the FASB issued FASB Statement No. 151, "Inventory Costs—an amendment of ARB No. 43" (FAS 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact of this standard on our consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" (SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require Satcon to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which Satcon currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires Satcon to adopt the new accounting provisions beginning in our fourth quarter of 2005. Satcon has not yet determined the impact of applying the various provisions of SFAS No. 123R.

E. UNBILLED CONTRACT COSTS AND FEES AND FUNDED RESEARCH AND DEVELOPMENT COSTS IN EXCESS OF BILLINGS

        Unbilled contract costs and fees represent revenue recognized in excess of amounts billed due to contractual provisions.

        Funded research and development costs in excess of billings represent costs deferred that have not yet been recognized as revenue and billed to the customer.

F. INVENTORY

        Inventory includes material, labor and overhead and consisted of the following:

	September 30,
	2004	2003
Raw material	$1,369,096	$1,316,910
Work-in-process	4,373,925	2,488,556
Finished goods	441,651	1,996,654

	$6,184,672	$5,802,120

        The provision for excess and obsolete inventory for the fiscal years ended September 30, 2004, 2003 and 2002 was $95,008, $3,170,153, and $2,598,190, respectively. The fourth quarter of the fiscal year ended September 30, 2002 includes a provision of $1,290,190 for excess and obsolete inventory compared with $153,165 during the fourth quarter of the fiscal year ended September 30, 2001. The fourth quarter of 2002 provision includes approximately $800,000 for inventory related to residential fuel cell and battery UPS products. Based on the Company's strategic business plan to focus its efforts on its rotary UPS systems, the Company deemed it appropriate during the fourth quarter to establish these reserves.

        At the end of June 2003, the Company was actively engaged in selling the Shaker product line, and was pursuing a strategy that it hoped would lead to a strategic alliance with a larger company for the development and exploitation of the advantages embodied in the Uninterruptible Power Supply ("UPS") system. During the process of considering various options, the Company concluded that both its Shaker and UPS system inventories were overvalued based upon the June 2003 plan. The Company analyzed the situation, recorded an increase to its valuation reserve of $1,962,058 and was actively considering offers for this product line. This reserve was based on the Company's assessment of the situation as of that time; the Company had no orders associated with this reserved inventory and there was no sales force dedicated to the sales and marketing of these products. During the first quarter of fiscal 2004, the Company decided to terminate discussions about the possible sale of the Shaker product line and focus on generating orders. In addition, the decision to retain the Shaker product line was due in part to a significant improvement in the Company's liquidity situation. The restarting of this line of business took some time and in the first quarter of fiscal 2004 no shaker units were sold. At the end of the first quarter of fiscal 2004, the gross inventory for the Shaker product line inventory totaled $2.1 million and the valuation reserve against that inventory was $2.0 million, or 95%. During the second, third and fourth quarters of fiscal 2004, the Company was successful in resuming sales levels of Shakers. As a result, inventory that had largely been written-down was used. During fiscal 2004, the Company sold inventory that originally had a cost of approximately $550,000. As this inventory is used the Company reduces the valuation reserve on a first in first out and pro rata basis. In addition, the Company had originally accrued approximately $737,942 for purchase commitments related to the UPS and Shaker product lines. As of September 30, 2004 and 2003, the amount accrued for purchase commitments was $390,330 and $613,151, respectively. In the second half of 2004, the Company sold products containing approximately $250,000 of inventory previously reserved related to these purchase commitments. Although it is unclear how much of the remaining inventory will be sold and during which periods it will occur, as this inventory is used the cost of product revenue will be lower than normal as this inventory has been largely written-down. As a result, to the extent this inventory is sold in the future, the margins will be favorably impacted compared with results that would otherwise be achieved.

G. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

	September 30,
	2004	2003
Machinery and equipment	$10,098,571	$9,898,653
Furniture and fixtures	540,836	512,361
Computer software	1,336,480	1,341,175
Leasehold improvements	2,570,934	2,946,783

	14,546,821	14,698,972
Less: accumulated depreciation and amortization	(8,633,610)	(7,771,561)

	$5,913,211	$6,927,411

        Depreciation and amortization expense relating to property and equipment for the fiscal years ended September 30, 2004, 2003 and 2002 was $1,426,343 $1,748,083 and $1,652,500, respectively.

        As of September 30, 2004 and 2003, there was $1,810,503, respectively, of property under capital leases included in machinery and equipment, respectively. As of September 30, 2004 and 2003, there was $29,910, respectively, of property under capital leases that were included in computer software.

        As of September 30, 2004 and 2003, accumulated depreciation and amortization included $692,015 and $510,964, respectively, associated with these capital leases.

        During the three months ended June 28, 2003, the Company decided to streamline its operations. The Company decided to reduce its UPS system sales, marketing and development effort and planned to form a strategic alliance with a larger company. Based on a cash flow forecast of the operations of the Worcester facility over the next seven years—representing the current lease and the Company's 5 year option to extend—the Company does not expect to recoup the value of its long-lived assets. These assets, before write-down, approximate $3.2 million and were comprised primarily of leasehold improvements made within the last few years. Given this situation, the Company performed a fair market analysis of these assets and determined that a $700,000 charge was required in the quarter ending June 28, 2003 representing an impairment of the long-lived asset. The Company performed an impairment test in the fourth quarter of fiscal 2004. No additional impairment was required.

H. INVESTMENT IN BEACON POWER CORPORATION

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

        During June and July 2003, the Company sold all of its 4,705,910 shares of Beacon Power Corporation common stock for proceeds of $1,745,701, net of fees and commissions. As a consequence of the sale of these shares, the Company realized a gain of $898,637, which is included in its results for the fiscal year ending September 30, 2003.

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

        Additionally, the Company has a warrant to purchase 173,704 shares of Beacon Power's common stock that has an exercise price of $1.25 per share and expires in 2005. The Company accounts for this warrant in accordance with SFAS No. 133 and, therefore, records the warrant at its fair value. As of September 30, 2004 and 2003, the warrant to purchase Beacon Power common stock had a fair value of $7,036 and $90,479, respectively, and is included in warrants to purchase common stock on the accompanying balance sheets.

        Sales to Beacon Power accounted for $226,159 of the Company's total revenue for the fiscal year ended September 30, 2002.

I. LINE OF CREDIT

        On September 13, 2002, the Company entered in a Loan and Security Agreement obtaining a $5 million revolving line of credit with Silicon Valley Bank (the "Bank"). On April 4, 2003, the Company entered into an Amended and Restated Accounts Receivable Financing Agreement (the "Loan") with the Bank, as amended, which amended and restated in its entirety the Loan and Security Agreement. As of September 30, 2003, under the Amended and Restated Accounts Receivable Financing Agreement, the Bank provided the Company with a line of credit of up to $3,125,000. The Loan was secured by most of the assets of the Company and advances under the Loan were limited to 80% of eligible accounts receivables, up to $2,500,000. Interest on outstanding borrowings accrued at a rate equal the greater of (i) 4.75% per annum or (ii) at the Bank's prime rate of interest plus 4%. As of September 30, 2003, the Bank's prime rate was 4%. In addition, the Company paid to the Bank a collateral handling fee of 0.55% per month of the averaged daily outstanding balance, reducing to 0.45% upon the occurrence of certain events. The terms of the Loan required the Company to raise $1.0 million of subordinated debt or equity, or from the sale of certain assets, by October 10, 2003. In addition, the Loan contained certain financial covenants. As of September 30, 2003, the Company was in compliance with the covenants of this agreement. As of September 30, 2003, $1,801,869 was outstanding under this line and the Company had additional borrowing capacity of $698,131. In November 2003, the Company repaid all outstanding amounts under the line of credit (the "Loan") with Silicon Valley Bank (the "Bank") and the Bank released $375,000 of the $506,811 cash previously restricted.

        On December 12, 2003, the Company amended its agreement with the Bank. Under the amended agreement, the Bank will provide the Company with a line of credit of up to $6,250,000 (the "Amended Loan"). The Amended Loan is secured by most of the assets of the Company and advances under the Amended Loan are limited to 80% of eligible accounts receivables, which would permit borrowings up to $5,000,000. Interest on outstanding borrowings accrues at a rate equal to the Bank's prime rate of interest plus 1.5% per annum. In addition, the Company will pay to the Bank a collateral handling fee of 2.4% per annum of the average daily outstanding balance. The interest rate could increase to the Bank's prime rate plus 3.0% per annum and the collateral handling fee increases to 3.0% per annum if the Company fails to meet certain financial ratios. In addition, the Company has agreed to the following fees: (i) a $23,250 non-refundable facility fee upon the execution of the agreement; (ii) an unused line fee in an amount equal to 0.50% per annum on the difference between $5 million and the average daily principal balance of the loans outstanding during the month; and (iii) an early termination fee of $25,000 if the Company terminates the agreement before June 12, 2004. The Amended Loan contains certain financial covenants relating to net tangible worth, as defined, which the Company must satisfy in order to continue borrowing from the Bank. The Amended Loan was due to mature on December 9, 2004. In connection with the Amended Loan, the Company issued to the Bank a warrant to purchase up to 16,164 shares of its common stock, at an exercise price of $2.32 per share. This warrant is immediately exercisable and expires on December 11, 2010. The Company has valued this warrant at $32,087, using the Black-Scholes option-pricing model and has treated this as a deferred financing cost and is amortizing this value on a straight line basis through December 9, 2004. As of September 30, 2004, the Company was in compliance with the covenants of this agreement. On December 21, 2004 the Company amended the Amended Loan to extend the expiration through March 1, 2005. Through December 23, 2004, the Company had peak borrowings of $1.7 million on the line of credit. As of December 23, 2004, there were no amounts outstanding under the line of credit. See Note B.

J. REDEEMABLE CONVERTIBLE SERIES A AND SERIES B PREFERRED STOCK AND CONVERTIBLE SUBORDINATED DEBENTURES

Series A Convertible Preferred Stock.

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

        In connection with the equity portion of the financing, the Company issued shares of Series A Preferred Stock for $12,500 per share. The Series A Preferred Stock was convertible into a number of shares of Common Stock equal to $12,500 divided by the conversion price of the Series A Preferred Stock, which was initially $1.25. The total number of shares of Common Stock initially issuable upon conversion of the shares of Series A Preferred Stock issued and sold was 2,538,000. The Series A

Preferred Stock accrued dividends of 10% per annum, increasing to 12% per annum on January 1, 2004. The dividend for the first year was paid at closing by issuing 362,168 shares of Common Stock, valued based on the average of the closing bid and ask price of the Common Stock on the Nasdaq National Market for the five trading days preceding February 18, 2003, or $325,589. The Company has recorded this as prepaid dividend and has amortized the pro-rata share of this dividend (interest expense) through September 30, 2003, or $195,565. In addition, the Company recorded the unamortized portion of the prepaid dividend for any securities converted as of September 30, 2003, or $62,043. All further dividends were to be paid on a quarterly basis. During 2004 the Company recorded $67,976 as interest expense related to the outstanding Series A Preferred Stock. The Company had the right to pay these dividends in cash or in shares of its Common Stock. As of September 30, 2004 and 2003, 132.7 and 121.1 shares of the Series A Preferred Stock had been converted into 1,327,000 and 1,211,000 shares of Common Stock, respectively. After these conversions, as of September 30, 2004, and 2003, the amount of the Series A Preferred Stock was $0 and $1,658,750, respectively.

        As part of the equity portion of the financing, the Company also issued warrants to purchase up to 2,538,000 shares of Common Stock. Warrants to purchase up to 1,269,000 shares of Common Stock were exercisable for a five-year term and had an initial exercise price of $1.50 per share and were exercised during the first quarter of fiscal 2004, and warrants to purchase up to 1,269,000 shares of Common Stock which were exercised on February 19, 2003 and had an exercise price of $0.01 per share. The Company valued these warrants at $1,851,784, using the Black-Scholes option-pricing model.

        On September 5, 2003, the Company completed the sale of $762,500 secured subordinated convertible debentures as contemplated by this financing transaction. The Company received proceeds of $731,060, net of transaction costs. The subordinated convertible debentures were due and payable on September 5, 2006. The secured convertible subordinated debentures were initially convertible at a conversion price per share of $1.25 into 666,000 shares of Common Stock. The subordinated convertible debentures accrued interest of 10% per annum, increasing to 12% per annum on January 1, 2004. The interest for the first year was paid at closing by issuing 90,390 shares of Common Stock, valued based on the average of the closing bid and ask price of the Common Stock on the Nasdaq National Market for the five trading days preceding September 5, 2003, or $79,181. The Company has recorded this as prepaid interest and has amortized the pro-rata share of the interest September 30, 2003, or $5,432. All further dividends were to be paid on a quarterly basis. The Company had the right to pay these dividends in cash or in shares of its Common Stock; in October 2003 all outstanding convertible debentures were converted into Common Stock of the Company.

        As part of the debt portion of the financing, the Company issued warrants to purchase up to 610,000 shares of Common Stock. Warrants to purchase up to 305,000 shares of Common Stock were exercisable for a five-year term and had an initial exercise price of $1.50 per share, and warrants to purchase up to 305,000 shares of Common Stock which were exercised on September 5, 2003 and had an exercise price of $0.01 per share. The Company has valued these warrants at $584,347, using the Black-Scholes option-pricing model. As of September 30, 2004 warrants to purchase 305,000 shares of Common Stock at an exercise price of $1.50 were exercised.

        H.C. Wainwright & Co., Inc. ("HCW") served as the placement agent for this transaction. As part of its commission, on February 18, 2003 HCW received a cash placement fee of $228,275 and a warrant to purchase an aggregate of 163,145 shares of Common Stock at an exercise price of $0.01 per share. This warrant is immediately exercisable and expires on February 18, 2008. The Company has valued this warrant at $142,332, using the Black-Scholes option-pricing model and has treated this as a transaction cost. During 2004, H.C. Wainwright exercised a portion of these Warrants for 67,162 shares of Common Stock.

        In connection with the debt portion of this financing, HCW was entitled to receive a cash placement fee of $58,275 and an additional warrant from the Company to purchase an aggregate of 42,920 shares of Common Stock at an exercise price of $0.01. The warrant was issued on February 18, 2003 but was not exercisable until the closing of the debt portion of this financing and expires on February 18, 2008. The Company has valued this warrant at $37,444, using the Black-Scholes option-pricing model and has treated this as a transaction cost. During 2004, H.C. Wainwright exercised a portion of these Warrants for 19,657 shares of Common Stock. In lieu of the cash placement fee, HCW elected to receive a warrant from the Company to purchase an aggregate of 100,148 shares of Common Stock at an exercise price of $0.01 per share. This warrant was issued on February 18, 2003 but was not exercisable until the closing of the debt portion of the financing and will expire on February 18, 2008. The Company has valued this warrant at $87,371, using the Black-Scholes option-pricing model and has treated this as a transaction cost. During 2004, H.C. Wainwright exercised a portion of these Warrants for 37,400 shares of Common Stock.

        In addition, the Company incurred $494,440 of other expenses, including filing fees with the United States Securities and Exchange Commission, legal fees and expenses, accounting fees and expenses and other miscellaneous expenses.

        The stock purchase agreement contained several contingencies, which were outside the Company's control. These included the approval of third parties and the registration statement underlying the common stock being declared effective by the United States Securities and Exchange Commission. Failure to satisfy these contingencies might have resulted in a portion or all of the proceeds being returned to the investors. The Company's stockholders approved the proposed debenture offering at its annual meeting on April 24, 2003. In addition, the Company filed the required registration statement with the SEC on March 20, 2003 and it was declared effective on August 22, 2003. However, because the Company failed to have this registration become effective on or before June 18, 2003 it was potentially required to pay liquidated damages to each of the investors in the private offering of 3% of the investor's investment in cash for the first month of delay and 1.5% of the investor's investment for each additional month of delay in cash or shares of our common stock, at its option. As of September 30, 2004 and 2003, the Company had accrued $0 and $135,000, respectively, for these potential penalties and is included in selling, general and administrative expenses for the year ending September 30, 2003. After the resolution of these items outside the Company's control, the Company accounted for the transaction in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible preferred stock, subordinated convertible debentures and the warrants issued to the investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities and the subordinated convertible debentures as follows:

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

        The Company recognized the discount as interest expense through the earliest date of conversion and accordingly, the Company recorded $2,899,328 of additional interest expense during the fiscal year ended September 30, 2003.

        At September 30, 2004, all redeemable convertible Series A preferred stock and convertible subordinated debentures had been converted to common stock of the Company.

        In October 2003, the holders of the redeemable convertible Series A Preferred Stock converted 132.7 shares into 1,327,000 shares of the Company's Common Stock. As a result of this conversion, the Company recorded the remaining unamortized balance of the prepaid first year dividends, or $67,976, in October 2003.

        In October 2003, all of the holders of warrants issued in connection with the February 2003 financing transaction exercised their warrants to purchase 1,574,000 shares of the Company's Common Stock. These warrants had an initial exercise price of $1.50 but based on the Company not meeting certain financial parameters in its fiscal fourth quarter, the exercise price would have been adjusted to $1.00 upon the filing of the Company's Form 10-K for the fiscal year ended September 30, 2003. The Company offered these warrant holders an opportunity to exercise these warrants at $1.00 per share in October 2003, in exchange for the holders to waive their right to any penalties because the registration statement underlying the securities issued in the February 2003 financing transaction had not been declared effective by the United States Securities and Exchange Commission (the "SEC") prior to June 19, 2003. The effect of the repricing did not have a material effect on the results of operations or financial condition of the Company during the twelve months ended September 30, 2004 as substantially all of the effects of the repricing had been recorded as of September 30, 2003.

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

        The Company recognized the discount as interest expense through the earliest date of conversion and accordingly, the Company recorded $185,554 of additional interest expense during fiscal 2004.

Series B Convertible Preferred Stock.

        On October 31, 2003, the Company completed a $7.7 million equity transaction involving the issuance of 1,535 shares of its Series B Convertible Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"), and warrants to purchase up to 1,228,000 shares of the Company's Common Stock, to accredited investors (the "October 2003 Financing Transaction").

        In connection with the October 2003 Financing Transaction, the Company issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock is convertible into a number of shares of Common Stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which is $2.50. The total number of shares of Common Stock issuable upon conversion of the shares of Series B Preferred Stock issued and sold was 3,070,000. As of September 30, 2004, 1,110 shares of the Series B Preferred Stock had been converted into 2,220,000 shares of Common Stock. As a result of the conversions, the Company recorded the unamortized balance of the prepaid first six-month dividend on the converted securities, or $83,248, during the twelve months ended September 30, 2004. As of September 30, 2004, the liquidation preference of the remaining 425 shares of Series B Preferred Stock was $2,125,000, and these were convertible into 850,000 shares of Common Stock. The Series B Preferred Stock accrues dividends of 6% per annum, increasing to 8% per annum on October 1, 2005. The dividend for the first six months was paid at closing by issuing 76,054 shares of Common Stock, valued based on the average of the closing bid and ask price of the Common Stock on the Nasdaq National Market for the five trading days preceding October 31, 2003. All further dividends will be paid on a semi-annual basis. Except in certain limited circumstances, the Company may opt to pay these dividends in cash or in shares of Common Stock. In addition, on November 9, 2004, the Company transferred in total 25,500 shares of its Common Stock to the remaining holders of the Series B preferred stock as payment for the dividend related to May 2004 through October 2004. The Company recognized expense of $53,125, which represents five months of the dividend due and is included in selling, general and administrative expenses for the twelve months ended September 30, 2004.

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

        The stock purchase agreement required the registration statement underlying the common stock being declared effective by the SEC. Failure to satisfy this contingency may have resulted in a portion or all of the proceeds being returned to the investors. The Company filed the required registration statement with the SEC on December 23, 2003 and it was declared effective on December 31, 2003. However, because the Company failed to initially file this registration statement with the SEC on or before December 15, 2003, it was potentially required to pay liquidated damages to each of the investors in the private offering of 3% of the investor's investment in cash for the first month of delay and 1.5% of the investor's investment for each additional month of delay in cash or shares of the Company's common stock, at its option. As of September 30, 2004, the Company had accrued $61,400 for these potential penalties, which is included in selling, general and administrative expenses. After the resolution of this item outside the Company's control, the Company accounted for the transaction in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series B Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities as follows:

Security	Face Value	Fair Value	Allocation of Proceeds, Net of Transaction Costs	Beneficial Conversion Feature	Discount
Redeemable convertible Series B preferred stock	$7,675,000	$12,398,195	$5,247,393	$3,655,607	$6,083,214
Warrants	—	$2,935,558	$1,242,441	—	—

        The Company recognized the discount as interest expense through the earliest date of conversion and accordingly, the Company recorded $6,083,214 of additional interest expense during the year ended September 30, 2004.

K. LONG-TERM DEBT

        Long-term debt consists of the following:

	September 30,
	2004	2003
Capital lease obligations	$495,355	$772,680
Less: Current portion	(184,177)	(271,090)

	$311,178	$501,590

        At September 30, 2004, maturities of these obligations are as follows:

Fiscal Year	Principal	Interest	Total
2005	$184,177	$46,044	$230,221
2006	311,178	5,584	316,762

	$495,355	$51,628	$546,983

L. COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company leases its facilities under various operating leases that expire through October 2011.

        Future minimum annual rentals under lease agreements at September 30, 2004 are as follows:

Fiscal Year
2005	$1,064,605
2006	852,188
2007	888,801
2008	900,814
2009	852,832
Thereafter	520,242

Total	$5,079,482

        Total rental expense including operating expenses and real estate taxes for operating leases amounted to $1,562,307, $2,458,841 and $2,884,385 for the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

        Certain of the facility leases contain escalation clauses, and rental expense has been recognized on a straight-line basis over the remaining lease term. At September 30, 2004 and 2003, deferred rent expense amounted to $101,936 and $75,483, respectively.

Letters of Credit

        The Company utilizes a standby letter of credit to satisfy a security deposit requirement. This letter of credit is irrevocable and expires on July 15, 2005. In addition, the Company utilizes standby letters of credit to satisfy warranty commitments. These letters of credit are irrevocable and expires on February 15, 2005 and June 25, 2005. Outstanding standby letters of credit as of September 30, 2004 and 2003 were $961,900 and $81,748, respectively. The Company is required to pledge cash as collateral on these outstanding letters of credit. As of September 30, 2004 and 2003, the cash pledged as collateral for these letters of credit was $961,900 and $81,776, respectively, and is included in restricted cash and cash equivalents on the balance sheet.

Purchase Commitments:

        In the ordinary course of business the Company enters into agreements with vendors for the purchase of goods and services through the issuance of purchase orders. In general the majority of these purchase do not represent commitments of the Company until the goods or services are received. In the third quarter of fiscal 2003 the company provided for approximately $900,000 related to outstanding purchase commitments that were related to its Shaker and UPS product lines (see Note F—Inventory). At September 30, 2004 and 2003 the balance outstanding on these purchase commitments was $390,330 and $631,151, respectively. These amounts are included in other accrued expenses in the Company's consolidated balance sheet.

Royalty Agreements

        In connection with the purchase of certain intellectual property, equipment and other assets from Sipex Corporation ("Sipex") on September 27, 2002, Sipex will receive royalty payments between $250,000 and $650,000 from cash receipts from new sales of Sipex products by the Company through September 30, 2005.

Employment Agreements

        The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. As of September 30, 2004, the Company's potential obligation to these employees was approximately $614,000.

Contract Losses

        In late fiscal 2002, the Company entered into a fixed price contract with a customer. The fixed price contract, which initially totaled $1.1 million, involved milestones and progress payments and called for the delivery of four prototype power units. These new power units require substantial engineering to meet the space, thermal and performance requirements of the customer. At the end of fiscal 2003 the Company forecasted that the project would be completed during fiscal 2004 and the Company accrued $0.7 million for the then anticipated cost overrun to be incurred for the project. Subsequently the Company was successful in negotiating with the customer to increase the contract value by $0.4 million to a total of $1.5 million which was not recorded at that time due to technological uncertainties that existed at that time.

        In the third and fourth quarters of fiscal 2004 and through December 23, 2004, the Company has encountered unanticipated problems related to performance requirements. At the end of the third quarter the Company had completed the technical design and were working on integration and testing. Currently, the Company estimates that it will incur costs of approximately $3.0 million to complete the project. Accordingly, the Company has recorded an additional charge in the third and fourth fiscal quarters of 2004 totaling $0.9 million.

        Although the Company believes that it will complete this contract to the satisfaction of the customer, it is possible that the Company will not be successful. If this were to occur, the customer would have remedies, as defined in the contract, and the Company may be liable for those costs. The Company considers this unlikely and is unable to estimate any possible cost exposure at this time.

Litigation

        From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business.

        In July 2003, Donald R. Gililland, Sharon Gililland, Vernon Dunham and Jean Dunham, owners of the real property commonly known as 4890 E. La Palma Avenue, Anaheim, CA 92870 (collectively the "Owners"), filed a complaint with the Orange County Superior Court against the Company and co-defendant, Mechanical Technologies, Inc. ("MTI") for breach of lease relating to the former headquarters of Ling Electronics in Anaheim, CA. The Company acquired Ling Electronics from MTI in 1999. The complaint alleges, among other things, failure of the Company to maintain/repair premises. The Owners allege that the cost of correction and repair of the various breaches by the Company of its obligations under the Lease will exceed the sum of $400,000. The Company does not believe that this complaint has substantial merit and has vigorously defended against the claims. Discovery is ongoing. Trial is tentatively set for February 2005.

        In October 2003, the Company was served with a Complaint by a former employee seeking, among other claims, severance and bonus compensation. In July of 2004, the employee filed an amended complaint in which two additional former employees joined the action seeking similar damages. The plaintiffs are seeking damages under multiple theories and claims in excess of $750,000. The Company has denied the allegations contained in the complaint and believes the claims are entirely without merit. It has and will continue to defend vigorously against the action.

        On or about January 23, 2004, the Company received a communication from Maltmans, a Canadian insurance adjuster for Falconbridge Dominicana, C.Por.A. (Falcondo), providing notice of a claim against the Company for costs and damages resulting from a fire at Falcondo's facility in the Dominican Republic. The Company is a subcontractor on an installation at Falcondo's facility in the Dominican Republic. Maltmans sent similar demands to other contractors and suppliers of the project. Maltmans claims that preliminary estimates of losses are in excess of $10 million. Maltmans provided no basis for the estimated loss or any substantiation of the purported claim against the Company. The Company has maintained that there is no causal relationship between the products and services we provided at the facility and the fire that occurred. Our insurance company has coordinated the gathering of information regarding the fire with the general contractor and Falcondo's insurance representatives. On November 17, 2004, the Company received notification from Maltmans that they will not be seeking any compensation related to this claim.

        On or about August 31, 2004, the Company was informed that Bristol Investment Group, Inc. had filed a Demand for Arbitration with the American Arbitration Association claiming that it was owed money and warrants under a September 2002 agreement whereby Bristol was to have arranged for a private placement financing transaction. The total amount at issue is approximately $240,000. The Company believes the demand is without merit and has counterclaimed against Bristol seeking repayment of monies already paid and unspecified damages for Bristol's breach of the agreement. The Company does not believe that the matter will materially adversely affect the Company's results of operations or financial condition.

        The Company is not aware of any other current or pending litigation to which the Company is or may be a party that it believes could materially adversely affect our results of operations or financial condition or net cash flows.

M. EMPLOYEE BENEFIT PLAN

        The Company offers a 401(k) Employee Benefit Plan (the "Plan"). Under the Plan, any regular employee, as defined by the Plan, who has completed six months of service and has attained the age of 21 years is eligible to participate. Under the terms of the Plan, an employee may defer up to 15% of his or her compensation through contributions to the Plan. During 1999, the Company extended the Plan to its wholly-owned U.S. subsidiaries. During 2002, the Company amended the Plan to, among other things, (1) allow any employee to be eligible to participate on his or her hire date; (2) allow an employee to defer up to 100% of his or her compensation, as limited under IRC Section 402(g), through contributions to the Plan; (3) increase the Company's match to 100% in the Company's Common Stock up to the first 6% of an employee's pay that he or she contributes to the Plan; and (4) make matching contributions in the Company's Common Stock which will be 100% vested. The match contribution will be determined in dollars and converted to shares of the Company's Common Stock using the share price of the last business day of each calendar quarter. The Company recorded matching contributions to the Plan of $541,634, $659,134 and $772,068 during the fiscal years ended September 30, 2004, 2003 and 2002, respectively. During 2004, 2003 and 2002, the Company issued 213,019 shares of the Company's Common Stock valued at $531,494, 802,095 shares of the Company's Common Stock valued at $749,572 and 202,049 shares of the Company's Common Stock valued at $423,091, respectively, as matching contributions to the Plan. The value of the Common Stock issued as matching contributions is based on the closing price of the Company's Common Stock on the Nasdaq National Market for the last day of the calendar quarter in which the contributions are made.

N. INCOME TAXES

        The provision for income taxes consists of the following:

	Fiscal Years Ended September 30,
	2004	2003	2002
Current payable:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—
Deferred tax expense/(benefit):
Federal	$(795,401)	$(7,649,821)	$(6,097,603)
Foreign	—	—	—
State	(29,060)	(114,108)	(1,870,065)
Change in valuation allowance	824,461	7,763,929	7,967,668

	—	—	—

	—	—	—

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 2004 and 2003, the components of the net deferred tax assets/(liabilities) are as follows:

	2004	2003
Federal net operating loss	$27,282,201	$26,533,209
State net operating loss, net of federal benefit	3,627,768	3,326,385
Credits	929,615	1,111,818
Depreciation	453,723	1,163,347
Warrants to purchase common stock	218,955	181,418
Other	4,343,611	3,715,235
Valuation allowance	(36,855,873)	(36,031,412)

Net deferred income taxes	—	—

        A valuation allowance against the recoverability of the net deferred tax assets has been established because more likely than not the Company will not be able to utilize certain deferred tax assets in future years. The Company has offset certain deferred tax liabilities with deferred tax assets that are expected to generate offsetting deductions within the same periods. The recognition of a portion of the valuation allowance on the deferred tax asset related to the net unrealized loss on the available for sale securities was applied directly to other comprehensive income.

        The provision for income taxes differs from the federal statutory rate due to the following:

	Fiscal Years Ended September 30,
	2004	2003	2002
Tax at statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(0.1)	(0.2)	(6.3)
Non-cash interest expense	21.3	5.2	—
Other	1.4	(0.7)	(0.7)
Foreign rate differential	3.8	5.0	—
Change in valuation allowance	(7.6)	24.7	41.0

Effective tax rate	—%	—%	—%

        The numbers presented above related to the tax provision, the components of the Company's net deferred tax asset (liability), and the rate reconciliation for fiscal 2003 have been adjusted due to items originally being treated as temporary differences for financial reporting purposes now being classified as permanent differences. The result of the adjustment is a reduction of the deferred tax asset by approximately $5,000,000 (comprised primarily of federal and state net operating loss of approximately $3,000,000) offset by a reduction of the valuation allowance of approximately $5,000,000. Due to the full valuation allowance on the deferred tax asset there is no effect on any of the amounts reported in the Company's consolidated balance sheets or statements of operations as a result of these adjustments.

        At September 30, 2004, the Company had net operating loss carry-forwards of approximately $80,000,000 and $48,000,000 for federal and state income tax purposes, respectively. The federal net operating losses expire beginning September 30, 2007 through 2024. The state net operating losses will expire beginning September 30, 2005 through 2014. The use of these losses may be limited due to ownership change limitations under Section 382 of the Internal Revenue Code.

O. STOCKHOLDERS' EQUITY

        As of September 30, 2004, the Company has reserved 5,352,334 shares of Common Stock for issuance upon exercise of stock options and warrants, 1,970,878 shares for future issuances under its stock plans and 197,905 shares for future issuances as matching contributions under its 401(k) plan. The Company has also reserved 850,000 shares of Common Stock for issuance upon conversion of the outstanding Series B Preferred Stock, which can be converted at any time. As of September 30, 2004, holders of warrants and options to purchase an aggregate of 2,884,956 shares of the Company's Common Stock may exercise.

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

        On October 1, 2000, the Company adopted SFAS No. 133, which establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Upon adoption of SFAS No. 133, the Company recorded the $1,024,725 unrealized loss on its investment in warrants to purchase MTI's common stock in its results of operations as a cumulative effect of a change in accounting principle to reflect the impact of adopting this accounting standard on October 1, 2000. As of September 30, 2003 and 2002, the warrants to purchase MTI's common stock have a fair value of $7,011 and $1,623, respectively, using the Black-Scholes option-pricing model. During the fiscal years ended September 30, 2003 and 2002, the Company recorded an unrealized gain (loss) in its statement of operations on the warrants to purchase MTI's common stock of $5,388 and ($373,856), respectively. The Company's warrants to purchase MTI's common stock expired unexercised on October 21, 2003 and January 31, 2004 and the Company no longer accounts for these warrants in accordance with SFAS No. 133.

Stock Options

        Under the Company's 1992, 1994, 1996, 1998, 1999, 2000 and 2002 Stock Option Plans (collectively, the "Plans"), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase up to 5,250,000 shares of the Company's Common Stock. At September 30, 2004, 3,279,122 of the 5,250,000 stock options available for grant under the Plans have been granted.

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

        A summary of the status of the Company's stock options as of September 30, 2004, 2003 and 2002 and changes for the fiscal years then ended are presented below.

	2004		2003		2002
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Outstanding at beginning of year	3,068,682	$8.21	3,292,415	$9.08	2,708,073	$11.59
Granted	298,000	2.43	590,500	0.70	1,147,500	4.62
Exercised	(118,550)	0.66	(28,750)	0.64	—	—
Canceled	(1,186,838)	10.86	(785,483)	6.49	(563,158)	12.10

Outstanding at end of year	2,061,294	$6.30	3,068,682	$8.21	3,292,415	$9.08

Options exercisable at year-end	1,564,794	$7.00	2,203,695	$8.19	1,470,116	$10.17

        The following table summarizes information about stock options outstanding as of September 30, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.41-$0.70	371,450	8.76	$0.63	354,950	$0.63
$1.19-$3.48	389,750	9.09	$2.45	139,875	$3.09
$3.50-$5.59	380,500	7.36	$5.34	209,250	$5.35
$5.69-$9.00	346,078	4.27	$6.68	346,078	$6.68
$9.20-$12.61	347,266	5.20	$9.99	290,516	$10.06
$17.56-$17.75	226,250	5.54	$17.57	224,125	$17.57

	2,061,294	6.86	$6.30	1,564,794	$7.00

        At September 30, 2004, an additional 1,970,878 shares were available under the Plans for future grants.

        During 2000, the Company granted 216,000 non-qualified stock options to employees at an exercise price of $17.56 per share outside of the Board approved Plans. As of September 30, 2004 and 2003, there were 41,000 options outstanding, which are included in the above table. As of September 30, 2004 and 2003, an additional 175,000 shares were available outside of the Board approved Plans for future grants.

        On April 19, 2004, the Company completed the first phase of its stock option exchange offer. A total of 781,158 options with an average exercise price of approximately $12.30 were tendered by employees and directors and then cancelled by the Company in exchange for the future issuance of options. New options were to be issued in the final phase of the exchange offer on or after October 20, 2004 at the then current market price to employees and directors who are employed by the Company or serve as directors of the Company from the acceptance date through the date that the new options are granted. As of September 30, 2004, the Company is obligated to issue 658,508 options associated with the exchange, subject to certain conditions. Executive officers of the Company elected not to participate in the program. In October 2004, 658,508 options were granted to employees related to the tender offer at an exercise price of $2.08.

Warrants

        On August 25, 1999, in connection with the $8 million private placement of 8,000 shares of the Company's 1999 Series A Convertible Preferred Stock, $0.01 par value per share, with Brown Simpson Strategic Growth Funds (see Note P), the Company issued common stock warrants to purchase up to 120,000 and 675,000 shares of the Company's Common Stock at an exercise price of $7.80 and $8.54, respectively. These warrants expired on August 25, 2003. The Company had valued these warrants at $2,369,292, using the Black-Scholes option-pricing model. At September 30, 2000, 18,000 shares of the Company's Common Stock had been purchased at an exercise price of $7.80 per share. On May 25, 2001, the Company issued 675,000 shares of its Common Stock in connection with the exercise of the warrant to purchase 675,000 shares of the Company's Common Stock at an exercise price of $8.54 per share. The aggregate gross proceeds to the Company as a result of the warrant exercised were

$5,764,500. H.C. Wainwright & Co., Inc. received a commission of $230,580 upon the exercise of these warrants. In connection with the warrant exercise, the Company issued a new warrant to purchase 438,750 shares of the Company's Common Stock at an exercise price of $16.70 per share. The new warrant had a term of three years. The Company has valued this new warrant at $4,942,508 using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. On May 25, 2004, this warrant expired unexercised. On June 1, 2001, the Company issued 102,000 shares of its Common Stock in connection with the exercise of a warrant to purchase the Company's Common Stock at an exercise price of $7.80 per share. The aggregate gross proceeds to the Company as a result of the warrant exercise were $795,600. In connection with the warrant exercise, the Company issued a new warrant to purchase 66,300 shares of the Company's Common Stock at an exercise price of $16.70 per share. The new warrant had a term of three years. The Company had valued this new warrant at $707,036 using the Black-Scholes option-pricing model and had designated the warrant as an equity instrument in accordance with EITF 00-19. On June 1, 2004, this warrant expired unexercised.

        On October 21, 1999, in connection with an investment by MTI, the Company issued a warrant to purchase up to 36,000 shares of the Company's Common Stock at an exercise price of $8.80 per share. On November 26, 2001, pursuant to the antidilutive provisions of this warrant, the Company adjusted the exercise price to $7.84 per share to reflect the effect of the distribution of the 5,000,000 shares of Beacon Power's common stock to its stockholders. This warrant expired on October 21, 2003 unexercised. On January 31, 2000, in connection with a second closing of this investment, the Company issued an additional warrant to purchase up to 64,000 shares of the Company's Common Stock at an exercise price of $8.80 per share. On November 26, 2001, pursuant to the antidilutive provisions of this warrant, the Company adjusted the exercise price to $7.84 per share to reflect the effect of the distribution of the 5,000,000 shares of Beacon Power's common stock to its stockholders. This warrant expired on January 31, 2004 unexercised. The Company valued the warrants issued to MTI on October 12, 1999 and January 31, 2000 at $231,912 and $1,273,509, respectively, using the Black-Scholes option-pricing model. At September 30, 2001, the Company valued these warrants at $234,699 and had designated the warrants as a liability in accordance with EITF 00-19, as a result of the warrant holders having rights that rank higher than those of common stockholders. Effective December 28, 2001, the Company amended these warrants, removing the provisions providing the warrant holders with right that rank higher than those of common stockholders. As a result of the amendment, these warrants meet the criteria of equity instruments in accordance with EITF 00-19 and, therefore, the Company reclassified the value of these warrants to equity from liabilities.

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

        On August 23, 2002, in connection with the Investment Banking Agreement with J.P. Turner & Company, LLC, the Company issued a warrant to purchase up to 250,000 shares of the Company's Common Stock at an exercise price of $1.75 per share and vests in four equal installments. This warrant was to expire on August 23, 2005. The Company had valued this warrant at $299,925 using the Black-Scholes option-pricing model and had designated the warrant as an equity instrument in accordance with EITF 00-19. During fiscal year 2004, this warrant was exercised for 250,000 shares of the Company's Common Stock.

        On September 13, 2002, in connection with the Loan and Security Agreement between the Company and Silicon Valley Bank, the Company issued a warrant to purchase up to 181,951 shares of the Company's Common Stock at an exercise price of $1.374 per share. This warrant was to expire on September 13, 2007. The Company had valued this warrant at $210,895 using the Black-Scholes option-pricing model and had designated the warrant as an equity instrument in accordance with EITF 00-19. On September 12, 2003, all of this warrant was exercised for 96,661 shares of the Company's Common Stock.

        On December 19, 2002, the Company issued to Silicon Valley Bank, in connection with entering into a forbearance agreement with Silicon Valley Bank, a warrant exercisable for 15,763 shares of the Company's Common Stock, at an exercise price of $1.586 per share. The warrant expires on December 18, 2007. The Company has valued this warrant at $20,100 using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. At September 30, 2004, none of this warrant was exercised.

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

        On February 18, 2003, the Company issued to 21 accredited investors, in connection with the purchase of the Series A Preferred Stock, warrants to purchase up to 1,269,000 shares of the Company's Common Stock, at an initial exercise price of $1.50 per share. These warrants expire on February 19, 2008. The Company had valued these warrants at $747,753, using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. See Note J. In the event the Company fails to achieve EBITDA of at least $0.00 and a minimum of $13,500,000 in revenue in accordance with generally accepted accounting principles for the fourth quarter of fiscal year 2003, commencing on the date that the Company files its annual report on Form 10-K for the fiscal year ending September 30, 2003, the exercise price would have been reduced to $1.00. As a result, the Company accounts for this warrant using variable accounting until the contingency is resolved or the contingency provision expires. Because the Company did not achieve the financial conditions for its fourth quarter of fiscal year 2003, the exercise price of these warrants was to be reduced from $1.50 per share down to $1.00 per share commencing on the date the Company filed its Form 10-K for the fiscal year ended September 30, 2003. Accordingly, the Company considered this fact in determining the fair value at September 30, 2003. As of September 30, 2003, the fair value of these warrants was $2,309,719 and the Company recorded an unrealized loss of $1,561,966 during the fiscal year ended September 30, 2003. In October 2003, all of these warrants were exercised for 1,327,000 shares of the Company's Common Stock.

        H.C. Wainwright & Co., Inc. ("H.C. Wainwright") served as placement agent for the Series A financing transaction and on February 18, 2003 received as part of its commission warrants from us to purchase an aggregate of 163,145 shares of Common Stock at an exercise price of $0.01 per share. These warrants are immediately exercisable and expire on February 18, 2008. As of September 30, 2004, warrants to purchase 132,555 shares of the Company's Common Stock have been exercised. In connection with the closing of the transactions contemplated by the Note and Warrant Purchase Agreement, H.C. Wainwright received additional warrants from the Company to purchase an aggregate of 42,920 shares of Common Stock at an exercise price of $0.01. These warrants are exercisable from the closing of the transactions contemplated by the Note and Warrant Purchase Agreement and expire on February 18, 2008. As of September 30, 2004, warrants to purchase 38,321 shares of the Company's Common Stock have been exercised. In addition, H.C. Wainwright agreed to receive warrants from the Company to purchase an aggregate of 100,148 shares of Common Stock at an exercise price of $0.01 per share in lieu of the cash placement fee in connection with the closing of the transactions contemplated by the Note and Warrant Purchase Agreement. These warrants were issued on February 18, 2003 and are exercisable from the closing of the transactions contemplated by the Note and Warrant Purchase Agreement and will expire on February 18, 2008. The Company had valued these warrants at $267,147, using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. See Note J. As of September 30, 2004, warrants to purchase 80,284 shares of the Company's Common Stock have been exercised.

        On April 4, 2003, the Company issued to Silicon Valley Bank, in connection with the Amended and Restated Accounts Receivable Financing Agreement with Silicon Valley Bank, a warrant exercisable for 210,000 shares of the Company's Common Stock, at an exercise price of $1.05 per share. The warrant was due to expire on April 3, 2010. The Company had valued this warrant at $170,466 using the Black-Scholes option-pricing model and had designated the warrant as an equity instrument in accordance with EITF 00-19. As of September 30, 2004, all of this warrant was exercised for 210,000 shares of the Company's Common Stock.

        On July 22, 2003, the Company issued to Fuel Cell Energy Inc., in connection with a materials financing arrangement, a warrant to purchase up to 250,000 shares of the Company's Common Stock, at an exercise price of $0.72. The warrant was due to expire on July 21, 2006. The Company had valued this warrant at $95,541 using the Black-Scholes option-pricing model and had designated the warrant as an equity instrument in accordance with EITF 00-19. The Company had recorded the fair value of this warrant as a reduction to revenue in the period this warrant was issued. As of September 30, 2004, all of this warrant was exercised for 250,000 shares of the Company's Common Stock.

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

        On September 5, 2003, the Company issued to 9 accredited investors, in connection with the sale of the Subordinated Debentures, warrants to purchase up to 305,000 shares of the Company's Common Stock, at an initial exercise price of $1.50 per share. These warrants expire on September 6, 2008. The Company had valued these warrants at $238,136, using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. See Note J. In the event the Company failed to achieve EBITDA of at least $0.00 and a minimum of $13,500,000 in revenue in accordance with generally accepted accounting principles for the fourth quarter of fiscal year 2003, commencing on the date that the Company filed its annual report on Form 10-K for the fiscal year ending September 30, 2003, the exercise price would have been reduced to $1.00. As a result, the Company accounts for these warrants using variable accounting until the contingency is resolved or the contingency provision expires. Because the Company did not achieve the financial conditions for its fourth quarter of fiscal year 2003, the exercise price of these warrants was reduced from $1.50 per share down to $1.00 per share. Accordingly, the Company considered this fact in determining the fair value at September 30, 2003. As of September 30, 2003, the fair value of these warrants was $555,100 and the Company recorded an unrealized loss of $316,964 during the fiscal year ended September 30, 2003. During the first quarter of fiscal 2004, these warrants were exercised for 305,000 shares of the Company's Common Stock.

        In October 2003, the holders of the convertible subordinated debentures converted $762,500 into 610,000 shares of the Company's Common Stock. As a result of this conversion, the Company recorded the remaining unamortized balance of the prepaid first year interest, or $81,155, in October 2003. Also in October 2003, an additional investment of $70,000 was made by issuing $70,000 of convertible subordinated debentures. The Company also issued 8,298 shares of Common Stock as payment of the first year interest, valued based on the average of the closing bid and ask price of the Common Stock on the Nasdaq National Market for the five trading days preceding February 18, 2003. These secured convertible subordinated debentures were subsequently converted at a conversion price per share of $1.25 into 56,000 shares of Common Stock. As a result of this conversion, the Company recorded all of the interest on these debentures in October 2003. In connection with this transaction, the Company issued warrants to purchase up to 28,000 shares of Common Stock. Warrants which were exercised at a price of $1.00 per share, and warrants to purchase up to 28,000 shares of Common Stock which were exercisable for one business day after the date of their issuance and had an exercise price of $0.01 per share. As of September 30, 2004, warrants were exercised for 56,000 shares of the Company's Common Stock.

        On October 31, 2003, the Company completed a $7.7 million financing transaction involving the issuance of 1,535 shares of our Series B Convertible Preferred Stock, and warrants to purchase up to 1,228,000 shares of the Company's common stock, from 25 accredited investors. As part of the financing, the Company also issued warrants to purchase up to 1,228,000 shares of common stock. These warrants have an initial exercise price of $3.32 per share, which represents 110% of the average closing price of our common stock for the five trading days prior to October 31, 2003. These warrants are immediately exercisable and expire on October 31, 2008. As of September 30, 2004, none of these warrants have been exercised. Burnham Hill Partners, LLC, a division of Pali Capital, Inc. ("BHP"), served as placement agent for the transaction. As part of its commission, BHP received a cash placement fee equal to 7% of the gross proceeds received by the Company in connection with the financing. Based on the amount of the financing, this cash placement fee was approximately $540,000 (including reimbursement of out-of-pocket expenses), which was paid from gross proceeds received by the Company. BHP will also receive a cash placement fee of 4% of the aggregate consideration received by the Company in connection with the cash exercise of warrants issued to the investors in the financing, as well as certain warrants issued in the Company's previous financing (which were exercised prior to October 31, 2003). In addition, BHP, or its assigns, received warrants, with an exercise price of $0.01 per share, to purchase an aggregate of 150,430 shares of Common Stock. These warrants are immediately exercisable and expire five years after date of issuance. The Company has valued these warrants at $435,166, using the Black-Scholes option-pricing model and has treated this as a transaction cost. During fiscal year 2004, warrants were exercised for 145,248 shares of the Company's Common Stock.

        On December 12, 2003, the Company amended its agreement with the Bank. In connection with the Amended Loan, the Company issued to the Bank a warrant to purchase up to 16,164 shares of its common stock, at an exercise price of $2.32 per share. This warrant is immediately exercisable and expires on December 11, 2010. The Company has valued this warrant at $32,087, using the Black-Scholes option-pricing model and has treated this as a deferred financing cost and is amortizing this value on a straight line basis through December 9, 2004. As of September 30, 2004, none of this warrant has been exercised.

        A summary of the status of the Company's warrants as of September 30, 2004, 2003 and 2002 and the changes for the fiscal years then ended are presented below. The actual common shares issued on warrants exercises in fiscal 2004 and 2003, is less than the table presented below due to cashless exercises. The actual common shares issued under warrant exercises for fiscal 2004 and 2003, was 2,483,889, and 1,781,152, respectively and the Company received proceeds of $1,857,955 and $7,769, respectively.

	2004		2003		2002
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Outstanding at beginning of year	3,084,085	$4.03	1,037,001	$9.55	705,050	$14.45
Granted	1,450,594	$2.87	3,929,976	0.71	431,951	1.59
Exercised	(2,609,467)	$1.24	(1,882,892)	0.14	—	—
Canceled	(605,050)	$15.24	—	—	(100,000)	9.73

Outstanding at end of year	1,320,162	$3.14	3,084,085	$4.03	1,037,001	$9.55

Consulting Arrangement with Aurelius Consulting Group, Inc.

        Pursuant to a marketing agreement, dated September 2, 2003, with Aurelius Consulting Group, Inc., as part of the compensation for the services to be provided by Aurelius under the agreement, which has a term of 12 months, the Company agreed to issue to Aurelius 45,000 shares of Common Stock per quarter, payable at the midpoint of each quarter, subject to renegotiation after the first six months. As of September 30, 2003, the Company had not yet issued the shares and has recorded its pro-rata share of the value of these shares based on the closing price of its Common Stock as listed on the Nasdaq National Market. As of September 30, 2004, the agreement was renegotiated and the Company issued 90,000 shares of common stock to Aurelius. The Company has expensed approximately $192,000 during fiscal year 2004.

Universal shelf registration statement on form S-3. Recent sales of Common Stock.

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

        On December 22, 2004, we sold 4,848,485 shares of common stock under the universal shelf registration statement to a group of investors for proceeds of $7,470,000, net of transaction costs. As part of the December 22, 2004 financing we also issued warrants to purchase up to 2,181,818 shares of common stock. These warrants have an exercise price of $2.00 per share. These warrants are immediately exercisable and expire on December 21, 2009. A portion of the proceeds was used to pay off amounts outstanding on the line of credit.

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

        See Note J for a discussion of redeemable convertible Series A preferred stock issued in February 2003 and Series B preferred stock issued in October 2003.

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
Customer
	2004	2003	2002	2004	2003
General Atomics	*	10%	12%	*	*

*
Less than 10%

        In addition, management estimates that approximately 50% of the revenue during fiscal years 2003 and 2004 was derived from government contracts and subcontracts with the U.S. government's prime contractors.

R. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-Cash Investing and Financing Activities

	Fiscal Years ended September 30,
	2004	2003	2002
Accretion of redeemable convertible preferred stock discount	$6,083,214	$2,460,465	—
Accretion of convertible subordinated debentures discount	$185,554	$438,865	—
Common stock issued in lieu of 1st year dividend on redeemable convertible Series A Preferred Stock	—	$325,589	—
Common stock issued in lieu of 1st year interest on the convertible subordinated debentures	—	$79,181	—
Valuation adjustment for warrants to purchase common stock	$(90,454)	$81,501	$(560,927)
Valuation adjustment for Series B warrants	—	$(1,878,930)	—
Contingent obligation to common stock warrant holders	—	—	$(42,251)
Change in unrealized gain (loss) on marketable securities	—	—	$(26,367)
Change in unrealized loss on Beacon Power Corporation common stock	—	—	$(6,352,979)
Write-down of investment in Beacon Power Corporation common stock	—	$(541,885)	$(1,400,000)

        Net cash received from the acquisitions of certain intellectual property, equipment and other assets from Sipex Corporation was as follows:

Fiscal Year ended September 30, 2002
Fair value of assets acquired	$416,747
Liabilities assumed, including transaction costs	(416,747)

Interest and Income Taxes Paid

        Cash paid for interest and income taxes was as follows:

		Fiscal Years ended September 30,
	2004	2003	2002
Interest	$175,663	$386,652	$159,745
Income taxes	—	—	—

S. ACQUISITIONS

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

$416,747

        The pro forma financial information has not been presented, as this transaction is the purchase of assets rather than a business combination.

        The following is a rollforward of the minimum payment required under the purchase and sale agreement:

	September 30,
	2004	2003
Beginning balance	$206,089	$416,747
Accretion for the fiscal year ended September 30, 2004	30,868	41,604
Royalty payments made during the fiscal year ended September 30, 2004	(87,594)	(252,262)

	$149,363	$206,089

        In addition, during the fiscal years ended September 30, 2004 and 2003, the Company recorded $12,518 and $155,359, respectively, of royalty expense in connection with this agreement.

T. LOSS PER SHARE

        The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Fiscal Years ended September 30,
	2004	2003	2002
Net loss attributable to common shareholders	$(10,958,470)	$(31,481,162)	$(20,760,598)

Basic and diluted:
Common shares outstanding, beginning of year	21,023,200	16,741,646	16,539,597
Weighted average common shares issued during the year	5,811,270	1,515,866	57,217

Weighted average shares outstanding—basic and diluted	26,834,470	18,257,512	16,596,814

Net loss attributable to common shareholders per weighted average share, basic and diluted	$(0.41)	$(1.72)	$(1.25)

        At September 30, 2004, 2003 and 2002, options and warrants to purchase 3,381,456, 6,152,767 and 4,329,416 shares of common stock, respectively, were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive. In addition, as of September 30, 2004, 850,000 shares of common stock issuable upon conversion of the redeemable convertible Series B preferred stock were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive. In addition, as of September 30, 2003, 1,327,000 and 610,000 shares of common stock issuable upon conversion of the redeemable convertible Series A preferred stock and the convertible subordinated debentures, respectively, were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive.

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

        The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations, including amortization of intangibles. Common costs not directly attributable to a particular segment are included in the Applied Technology segment. These costs include corporate costs such as executive officer compensation, facility costs, legal, audit and tax and other professional fees and totaled $2,445,507, $4,574,291 and $4,282,821 for the fiscal years ended September 30, 2004, 2003 and 2002, respectively. In addition, for the fiscal year ended September 30, 2002, these costs include $1,500,000 for restructuring costs.

        The following is a summary of the Company's operations by operating segment:

	Fiscal Years ended September 30,
	2004	2003	2002
Applied Technology:
Funded research and development and other revenue	$7,186,714	$5,281,607	$10,831,004

Loss from operations, including amortization of intangibles of $321,685, $325,919 and $355,535 for the fiscal years ended September 30, 2004, 2003 and 2002, respectively and restructuring costs of $1,500,000 for the fiscal year ended September 30, 2002	$(3,431,694)	$(6,457,938)	$(5,653,791)

Power Systems:
Product revenue	$17,425,084	$12,454,790	$19,909,002

Loss from operations, including amortization of intangibles of $0, $53,793 and $108,126 for the fiscal years ended September 30, 2004, 2003 and 2002, respectively, and write-off of impaired assets of $6,451,082 for the fiscal year ended September 30, 2003	$(759,411)	$(19,078,534)	$(13,032,720)

Electronics:
Product revenue	$9,546,025	$9,193,806	$10,889,653

Income (loss) from operations, including amortization of intangibles of $125,000, for the fiscal years ended September 30, 2004, 2003 and 2002	$181,410	$(602,096)	$(294,301)

Consolidated:
Product revenue	$26,971,109	$21,648,596	$30,798,655
Funded research and development and other revenue	$7,186,714	5,281,607	10,831,004

Total revenue	$34,157,823	$26,930,203	$41,629,659

Operating loss	$(4,009,695)	$(26,138,568)	$(18,980,812)
Net realized gain on sale of marketable securities	—	—	16,956
Net unrealized gain (loss) on warrants to purchase common stock	(90,454)	81,501	(518,676)
Unrealized loss on series B warrants	35,442	(1,878,930)	—
Write-down of investment in Beacon Power Corporation common stock	—	(541,885)	(1,400,000)
Realized gain from sale of Beacon Power Corporation common stock	—	898,637	—
Other (loss) income	(1,629)	70,703	(10,000)
Interest income	12,456	5,375	291,679
Interest expense	(6,904,590)	(3,977,995)	(159,745)

Net loss	$(10,958,470)	$(31,481,162)	$(20,760,598)

        Common assets not directly attributable to a particular segment are included in the Applied Technology segment. These assets include cash and cash equivalents, prepaid and other corporate assets and amounted to $2,924,667 and $1,578,302 at September 30, 2004 and 2003, respectively. The following is a summary of the Company's assets by operating segment:

	September 30,
	2004	2003
Applied Technology:
Segment assets	$7,738,618	$6,977,993
Power Systems:
Segment assets	11,284,272	11,189,338
Electronics:
Segment assets	6,816,668	6,717,121

Consolidated:
Segment assets	25,839,558	24,884,452
Warrants to purchase common stock	7,036	97,490

Total assets	$25,846,594	$24,981,942

        The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Fiscal Years ended September 30,
	2004	2003	2002
Revenue by geographic region based on location of customer:
United States	$30,424,627	$23,605,738	$34,450,326
Rest of world	3,733,196	3,324,465	7,179,333

Total revenue	$34,157,823	$26,930,203	$41,629,659

	September 30,
	2004	2003
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:
United States	$8,941,166	$10,440,369
Rest of world	67,600	109,592

Total long-lived assets (including goodwill and intangible assets)	$9,008,766	$10,549,961

V. RESTRUCTURING COSTS

        During April 2002, the Company commenced a restructuring plan designed to streamline its production base, improve efficiency and enhance its competitiveness and recorded a restructuring charge of $1.5 million. The restructuring charge included approximately $655,000 for severance costs associated with the reduction of approximately 60 employees. As of September 30, 2002, 56 employees had been terminated and $507,504 of the severance had been paid. As of September 30, 2004, all 60 employees had been terminated and $565,647 of the severance had been paid. The balance of the restructuring charge relates to the closing of the Anaheim, CA facility. These costs include approximately $270,000 of cash charges primarily related to rent, real estate taxes and operating costs to be paid from October 1, 2002 through June 30, 2003, the remainder of the lease, and an estimated $350,000 of other cash charges for restoration and clean-up. As of September 30, 2002, no amounts had been paid or charged against these amounts. As of September 30, 2003, the Company had paid $270,000 of the $270,000 of charges primarily related to rent, real estate taxes and operating. As of September 30, 2003, $43,680 had been paid against the $350,000 of other cash charges for restoration and clean-up. In addition, approximately $225,000 of the restructuring charge related to non-cash charges on assets to be disposed of. As of September 30, 2002, no assets had been disposed of nor have any amounts been charged against this amount. As of September 30, 2004, $125,061 net book value of assets have been identified and written off against this amount.

        The following is a status of the Company's accrued restructuring costs and the changes for the periods then ended:

	Balance September 30, 2002	Amounts Paid or Assets Disposed Of	Balance September 30, 2003	Amounts Paid or Assets Disposed Of	Balance September 30, 2004
Severance costs	$147,496	$(58,143)	$89,353	$—	$89,353
Facility costs	620,000	(313,680)	306,320	—	306,320
Equipment costs	225,000	(125,061)	99,939	—	99,939
Accrued restructuring costs	$992,496	$(496,884)	$495,612	$—	$495,612

W. PRODUCT WARRANTIES

        In its Power Systems Division the Company provides a warranty to its customers for most of its products sold. In general the Company's warranties are for one year after the sale of the product, and in some limited instances two years. The Company reviews its warranty liability quarterly. Factors taken into consideration when evaluating the Company's warranty reserve are i.) Historical claims for each product, ii.) The development stage of the product, and iii.) Other factors.

        The following is a summary of the Company's accrued warranty activity for the following periods:

	September 30, 2004	September 30, 2003
Balance at beginning of year	$765,336	$834,544
Provision	35,127	161,283
Usage	(158,881)	(317,051)
other	537	86,560

Balance at end of year	$642,119	$765,336

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
SUPPLEMENTARY SCHEDULE

To the Board of Directors of SatCon Technology Corporation:

        We have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of SatCon Technology Corporation and its subsidiaries as of September 30, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, included in this Form 10-K, and have issued our report thereon dated December 23, 2004. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the financial statement schedule index is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule for the fiscal years ended September 30, 2004, 2003 and 2002 has been subjected to auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ GRANT THORNTON LLP
Boston, Massachusetts December 23, 2004

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions charged to costs and expenses	Additions from Acquisitions	Deductions and Adjustments	Balance at end of period
Fiscal Year Ended September 30, 2002:
Allowance for uncollectible accounts	$775,706	$287,630	—	$(165,014)	$898,322
Deferred tax valuation allowance	$18,462,400	$10,630,450	—	—	$29,092,850
Allowance for excess and obsolete inventory	$2,049,889	$2,598,190	—	$(1,476,640)	$3,171,439
Reserve for product warranty expense	$950,996	$301,252	—	$(417,704)	$834,544
Accrued costs for consolidation of facilities	$175,000	—	—	$(175,000)	—
Accrued restructuring costs	—	$1,500,000	—	$(507,504)	$992,496
Fiscal Year Ended September 30, 2003:
Allowance for uncollectible accounts	$898,322	$236,749	—	$(198,041)	$937,030
Deferred tax valuation allowance	$29,092,850	$6,938,562	—	—	$36,031,412
Allowance for excess and obsolete inventory	$3,171,439	$3,170,153	—	$(692,162)	$5,649,430
Reserve for product warranty expense	$834,544	$161,283	—	$(230,490)	$765,337
Accrued restructuring costs	$992,496	—	—	$(496,884)	$495,612
Fiscal Year Ended September 30, 2004:
Allowance for uncollectible accounts	$937,030	—	—	$(88,465)	$848,565
Deferred tax valuation allowance	$36,031,412	824,461	—	—	36,855,873
Allowance for excess and obsolete inventory	$5,649,430	—	—	$(1,153,804)	$4,495,626
Reserve for product warranty expense	$765,337	$35,127	—	$(158,345)	$642,119
Accrued restructuring costs	$495,612	—	—	—	$495,612

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A. CONTROLS AND PROCEDURES

        (a)   Evaluation of Disclosure Controls and Procedures.

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. While the Company has identified internal control deficiencies, which are discussed below, the Company's evaluation indicated that these deficiencies did not impair the effectiveness of the Company's overall disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        Our management and Audit Committee were notified by Grant Thornton LLP ("Grant Thornton"), of three significant deficiencies they observed during the audit of the September 30, 2004 financial statements.

        The first significant deficiency relates to a need to formalize policies and procedures (including code of conduct, process to evaluate complaints about accounting and financial reporting and anonymous submission process, documenting that control activities have occurred, and a comprehensive accounting and financial reporting policies and procedures manual). The Company either had begun to formalize policies in these areas or had plans to do so prior to receiving Grant Thornton's observations. The Company will continue with these plans.

        The second significant deficiency relates to the need for improvement in segregation of duties (particularly for certain cash receipts, periodic rotation of duties and maintaining segregation of duties while employees are on vacation). The Company expects to develop and implement improvements in this area during the fiscal year 2005.

        The third significant deficiency relates to the need for monitoring controls to ensure that operational controls are operating as designed (including periodic observation and re-performance of operational controls). The Company expects to develop and implement these monitoring controls during the fiscal year 2005.

        (b)   Changes in Internal Control Over Financial Reporting.

        There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

        Not applicable

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information with respect to directors and executive officers required under this item is incorporated herein by reference to the information set forth under the sections entitled "Election of Directors" and "Executive Officers of the Corporation" in our proxy statement for our 2005 Annual Meeting of Stockholders. Information relating to certain filings on Forms 3, 4 and 5 is contained in our 2005 proxy statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. EXECUTIVE COMPENSATION

        The information required under this item is incorporated herein by reference to the section entitled "Compensation of Executive Officers" in our 2005 proxy statement.

        The sections entitled "Compensation Committee Report on Executive Compensation" and "Comparative Stock Performance Graph" in our 2005 proxy statement are not incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required under this item is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in our 2005 proxy statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required under this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Party Transactions" in our 2005 proxy statement.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required under this item is incorporated herein by reference to the section entitled "Independent Auditor Fees and Other Matters" in our 2005 proxy statement.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        The following documents are filed as part of this Annual Report on Form 10-K:

  1.
  Consolidated Financial Statements of SatCon Technology Corporation and its Subsidiaries:

    Consolidated Balance Sheets as of September 30, 2004 and 2003

    Consolidated Statements of Operations for the Fiscal Years Ended September 30, 2004, 2003 and 2002

    Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss for the Fiscal Years Ended September 30, 2004, 2003 and 2002

    Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2004, 2003 and 2002

    Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedule of SatCon Technology Corporation and its Subsidiaries:

    Schedule II: Valuation and Qualifying Accounts for the Fiscal Years Ended September 30, 2004, 2003 and 2002

    All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the consolidated financial statements or notes thereto.

  3.
  Exhibits:

    The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts on December 23, 2004.

SATCON TECHNOLOGY CORPORATION
By:	/s/ DAVID B. EISENHAURE David B. Eisenhaure President, Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ DAVID B. EISENHAURE David B. Eisenhaure	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	December 23, 2004
/s/ RALPH M. NORWOOD Ralph M. Norwood	Vice President of Finance, Chief Financing Officer and Treasurer (Principal Financial Officer)	December 23, 2004
/s/ JOHN W. PEACOCK John W. Peacock	Controller and Chief Accounting Officer (Principal Accounting Officer)	December 23, 2004
/s/ MICHAEL C. TURMELLE Michael C. Turmelle	Director, Vice President and Chief Operating Officer	December 23, 2004
/s/ JAMES L. KIRTLEY, JR. James L. Kirtley, Jr.	Director,	December 23, 2004
/s/ MARSHALL J. ARMSTRONG Marshall J. Armstrong	Director	December 23, 2004
/s/ ALAN P. GOLDBERG Alan P. Goldberg	Director	December 23, 2004
/s/ JOSEPH E. LEVANGIE Joseph E. Levangie	Director	December 23, 2004
/s/ ANDREW R. MUIR Andrew R. Muir	Director	December 23, 2004
/s/ ANTHONY J. VILLIOTTI Anthony J. Villiotti	Director	December 23, 2004
/s/ GERALD L. WILSON Gerald L. Wilson	Director	December 23, 2004

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of October 21, 1999, by and among the Registrant, Mechanical Technology Incorporated, Ling Electronics, Inc. and Ling Electronics, Ltd. is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 21, 1999 (File No. 1-11512).
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
10.46
Fifth Amendment to Amended and Restated Accounts Receivable Financing Agreement dated as of October 20, 2003, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada Ltd. and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K to Form 10-K for the year ended September 30, 2003 (File No. 1-11512).
10.47
Sixth Amendment to Amended and Restated Accounts Receivable Financing Agreement dated December 12, 2003, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada Ltd. and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K to Form 10-K for the year ended September 30, 2003 (File No. 1-11512).
10.48
Stock Purchase Warrant issued on December 12, 2003 by the Registrant to Silicon Valley together with Amendment No. 3 to the Registration Rights Agreement, dated December 12, 2003, by and among Silicon Valley Bank, Silicon Valley Bancshares and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K to Form 10-K for the year ended September 30, 2003 (File No. 1-11512).
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
10.51
Form of Series A Warrant to purchase shares of Common Stock of the Registrant issued on February 18, 2003 in connection with the sale of the Series A Convertible Preferred Stock is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 18, 2003 (File No.1-11512).
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
10.62
Modification to Teaming Agreement (Extension of Term) by and between General Atomics and the Registrant, dated October 4, 2003 is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K to Form 10-K for the year ended September 30, 2003 (File No. 1-11512).
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

10.64
Seventh Amendment to Amended and Restated Accounts Receivable Financing Agreement dated December 3, 2004, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada Ltd. and Silicon Valley Bank.
10.65	Facilities Lease, dated May 12, 2004, between the Registrant and Zoom Group, LLC.
10.66
Eighth Amendment to Amended and Restated Accounts Receivable Financing Agreement dated December 21, 2004, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada Ltd. and Silicon Valley Bank.
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

(*)
Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

QuickLinks

PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TABLE OF CONTENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SATCON TECHNOLOGY CORPORATION CONSOLIDATED BALANCE SHEETS
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
SATCON TECHNOLOGY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2004, 2003 AND 2002
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTARY SCHEDULE
FINANCIAL STATEMENT SCHEDULE SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
  Item 9B. OTHER INFORMATION.
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX