Form 10-K/A
period 2004-09-30
SATCON TECHNOLOGY CORP
filed 2005-01-28
CIK 889423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004

Commission file number 1-11512

SATCON TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	04-2857552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

27 Drydock Avenue, Boston, MASSACHUSETTS	02210
(Address of principal executive offices)	(Zip Code)

(617) 897-2400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class

Common Stock, $.01 Par Value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐  No  ☒

The aggregate market value of the Registrant’s Common Stock, $.01 par value per share, held by non-affiliates of the Registrant was $60,885,763 based on the last reported sale price of the Registrant’s Common Stock on the Nasdaq National Market as of the close of business on the last business day of the Registrant’s most recently completed second fiscal quarter ($2.45). There were 33,182,694 shares of Common Stock outstanding as of January 1, 2005.

This Amendment No. 1 to Form 10-K/A to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (“Fiscal 2004”) is being filed to add certain information required to be set forth in Part III.  Items 10, 11, 12, 13 and 14 of Part III of the Registrant’s Annual Report on Form 10-K for Fiscal 2004, as filed with the Securities and Exchange Commission on December 29, 2004, are hereby amended and restated in their entirety as follows:

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Corporation

The Corporation has a classified Board of Directors (the “Board”) consisting of three Class I directors, two Class II directors and three Class III directors. At each Annual Meeting of Stockholders, directors are elected for a full term of three years to succeed those whose terms are expiring.

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

Current Directors—Terms Expiring in 2005 (Class II Directors)

Andrew R. Muir, age 60, became a director in 2004.

Andrew R. Muir joined the Corporation as a director in December 2004.  Dr. Muir is currently a private consultant advising emerging technology companies on a broad range of strategic and operational matters.  Following his 20 year career with Perkin Elmer Corporation in the U.S. and Europe, where he had positions of increasing responsibility in Engineering and Operations Management, he has served in a variety of management and advisory roles with emerging technology companies. Most recently, he served as Chairman and Chief Executive Officer of Select Therapeutics, Inc., a development stage pharmaceutical company engaged in the development of novel pharmaceutical treatments utilizing technologies licensed from academic institutions.  He continues to serve as a member of the Board of Directors of the company.  Dr. Muir received his doctoral degree from Oxford University in the United Kingdom and MBA from Pace University in New York.

Michael C. Turmelle, age 45, became a director in 1993.

Michael C. Turmelle joined the Corporation in September 1987, and currently serves as President of SatCon Power Systems, the Corporation’s largest division.  From January 2000 to January 2005, Mr. Turmelle was Vice President and Chief Operating Officer of the Corporation.  Previously, he served as Vice President, Chief Financial Officer and Treasurer from November 1991 until January 2000, as Secretary from June 1993 until May 2001 and as Controller from September 1987 until November 1991. Mr. Turmelle became a director of the Corporation in June 1993. Prior to joining the Corporation, Mr. Turmelle held several positions with HADCO Corporation, a manufacturer of circuit boards, and with the aerospace division of General Electric Corporation. Mr. Turmelle holds a B.A. degree in Economics from Amherst College.

Current Directors—Terms Expiring in 2006 (Class III Directors)

Marshall J. Armstrong, age 69, became a director in 1994.

Marshall J. Armstrong joined the Corporation as a director in 1994. Mr. Armstrong previously served as Chief Executive Officer and Chairman of the Board of Thermo Power Corporation from 1992 through 1997. Thermo Power provides research and development relating to engines, cogeneration and refrigeration equipment to the marine, food processing, transportation, power generating, petrochemical and pharmaceutical industries. From January 1998 to September 1999, Mr. Armstrong served as Senior Vice President of Thermo Electron Corporation, where he had been employed since 1968 in various capacities including management of Thermo Electron’s government affairs. Mr. Armstrong previously served as a director of Thermo Sentron, Inc. Mr. Armstrong holds an M.S. degree from George Washington University and a B.S. degree in Mechanical Engineering from the University of Vermont.

Joseph E. Levangie, age 59, became a director in 2004.

Joseph E. Levangie joined the Corporation as a director in December 2004.  Mr. Levangie is Chief Executive Officer of JEL & Associates, a financial and investment services firm based in Bedford, MA.  Previously, Mr. Levangie served as Chief Financial Officer for Greenman Technologies, Inc., Colorgen Inc. and Spire Corporation.  Earlier in his career, Mr. Levangie served as Executive Vice President of the Solar Energy Conservation Bank in Washington, D.C. and held management positions with Northern Energy Corporation and AVCO Systems, a $100 million company, which became a division of Textron, Inc. Mr. Levangie received his S.B from the Massachusetts Institute of Technology and his MBA from Harvard University’s Graduate School of Business Administration.

Anthony J. Villiotti, age 58, became a director in 2002.

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

Current Directors—Terms Expiring in 2007 (Class I Directors)

David B. Eisenhaure, age 59, became a director in 1985.

David B. Eisenhaure joined the Corporation as President, Chief Executive Officer and Chairman of the Board in 1985.  After Mr. Firebaugh assumes the role of President late in February 2005, Mr. Eisenhaure will continue as Chief Executive Officer and Chairman of the Board.  Prior to founding the Corporation, Mr. Eisenhaure was associated with the Charles Stark Draper Laboratory, Incorporated from 1974 to 1985, and with its predecessor, the Massachusetts Institute of Technology’s Instrumentation Laboratory, from 1967 to 1974. Mr. Eisenhaure holds S.B., S.M. and an Engineer’s Degree in Mechanical Engineering from the Massachusetts Institute of Technology (“MIT”). Mr. Eisenhaure previously held an academic position at MIT, serving as a lecturer in the Department of Mechanical Engineering. Mr. Eisenhaure also serves on the board of directors of Implant Sciences Corporation.

Alan P. Goldberg, age 59, became a director in 1999.

Alan P. Goldberg joined the Corporation as a director in 1999. Mr. Goldberg serves as President and Chief Executive Officer and has been a member of the board of directors of First Albany Companies Inc., an investment bank, since 1993 and as President and Chief Executive Officer of First Albany Capital, Inc. Mr. Goldberg is active in industry and civic organizations and serves on the board of several non-profit institutions in the Albany, New York region. He received a B.A. degree in Government from Tufts University.

James L. Kirtley, Jr., age 59, became a director in 1992.

James L. Kirtley, Jr., joined the Corporation as a consultant in 1985 and became a director in 1992. From February 2000 until September 2004, Dr. Kirtley served as Vice President and Chief Scientist of the Corporation and was previously employed on a on a full-time basis as the Vice President and General Manager of the Corporation’s Technology Center beginning in 1998. Dr. Kirtley currently serves as a consultant to the Corporation. Dr. Kirtley is also a Professor of Electrical Engineering at Massachusetts Institute of Technology (“MIT”) having served as a member of the MIT faculty since 1971. Dr. Kirtley received his S.B., S.M., E.E. and PhD. degrees in Electrical Engineering from MIT.

Executive Officers of the Corporation

Millard S. Firebaugh, age 64, will become an officer in 2005

Millard S. Firebaugh agreed to become President and Chief Operating Officer of the Company in January 2005.  He is expected to begin serving in these roles in late February 2005.  He recently resigned from his position with Electric Boat Corporation, a division of General Dynamics Corporation, where he served as Vice President — Innovation and Chief Engineer and was responsible for the operations of a 2800 person nuclear submarine design and engineering group.  Rear Admiral Firebaugh served for more than 33 years in the U.S. Navy, retiring in 1995 as the Deputy Commander for Engineering and Chief Engineer for Naval Sea Systems Command.  He received his B.S. in Physics, M.S. in Electrical Engineering, a Naval Engineer degree and ScD. in Ocean Engineering, all from the Massachusetts Institute of Technology.

Ralph M. Norwood, age 61, became an Executive Officer in 2002

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

For additional information relating to Executive Officers of the Corporation, see disclosure regarding Messrs. Eisenhaure and Turmelle set forth under the heading “Directors of the Corporation.”

For information relating to shares of Common Stock owned by each of the directors and executive officers of the Corporation, see “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Audit Committee of the Corporation

The Company has a separately designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Audit Committee consists of Messrs. Armstrong, Goldberg, and Villiotti.

The Board of Directors of the Company has determined that Mr. Villiotti qualifies as an audit committee financial expert under Item 401(h) of Regulation S-K.  Further, all of the members of the Audit Committee are “independent,” as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Corporation’s directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership of the Common Stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by SEC regulations to furnish the Corporation with copies of all Section 16(a) forms they file. To the Corporation’s knowledge, based solely on a review of the Corporation’s records and written representations by the persons required to file such reports, all filing requirements of Section 16(a) were satisfied with respect to the Corporation’s most recent fiscal year.

Code of Ethics

The Corporation has adopted a code of ethics that applies to the Corporation’s principal executive officer, principal financial officer and principal accounting officer.  Please see Exhibit 14.1 to this Form 10-K/A.

Item 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table.  The following table sets forth information concerning the annual and long-term compensation for services rendered to the Corporation for the fiscal years ended September 30, 2004, 2003 and 2002, of those persons who were at September 30, 2004 (i) the chief executive officer of the Corporation and (ii) each other executive officer of the Corporation whose annual compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
						Awards
Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Other Annual Compensation ($)		Securities Underlying Options (#)	All Other Compensation ($)

David B. Eisenhaure
President, Chief
Executive Officer and	2004	$304,008	—	$3,300	(2)	—	$22,087	(3)
Chairman of the	2003	$305,177	—	$5,600	(2)	—	$24,787	(3)
Board	2002	$304,008	—	$3,900	(2)	—	$20,787	(3)
Michael C. Turmelle
VicePresident, Chief	2004	$230,004	—	$3,300	(2)	—	$19,995	(4)
Operating Officer and	2003	$230,889	—	$5,600	(2)	—	$19,579	(4)
Director	2002	$230,004	—	$3,900	(2)	—	$18,027	(4)
Ralph M. Norwood(1)
Vice President of
Finance, Chief	2004	$210,002	—	—		—	$12,000	(5)
Financial Officer and	2003	$210,810	—	—		—	$16,421	(5)
Treasurer	2002	$134,886	—	—		150,000	$7,802	(5)

(1)                                  In February 2002, Mr. Norwood joined the Corporation as Vice President of Finance, Chief Financial Officer and Treasurer.

(2)                                  Amounts consist of Board fees paid to Messrs. Eisenhaure and Turmelle in their capacity as directors of the Corporation of $900 per quarter and $200 per Board meeting attended.

(3)                                  Includes the amounts of $9,787 for each of 2004, 2003 and 2002 for the dollar value of term life insurance premiums paid by the Corporation on a $1,000,000 term life insurance policy of which members of the Mr. Eisenhaure’s family are the beneficiaries. Also includes the amounts of $12,300 for 2004, $15,000 for 2003, and $11,000 for  the dollar value of the Corporation’s contributions under the Corporation’s 401(k) Plan.

(4)                                  Includes the amounts of $7,995 for each of 2004, 2003 and 2002 for the dollar value of life insurance premiums paid by the Corporation on a $1,000,000 term life insurance policy of which members of Mr.Turmelle’s family are the beneficiaries. Also includes the amounts of $12,000 for 2004, $11,584 for 2003, and $11,000 for 2002 for the dollar value of the Corporation’s contributions under the Corporation’s 401(k) Plan.

(5)                                  Includes the dollar value of the Corporation’s contributions under the Corporation’s 401(k) Plan.

                                                Option Grants Table.  There were no individual grants of stock options to purchase the Common Stock made to the executive officers named in the Summary Compensation Table during Fiscal 2004.

Aggregated Option Exercises and Fiscal Year-End Option Value Table.  The following table sets forth certain information regarding stock options exercised during Fiscal 2004 and held as of September 30, 2004 by the executive officers named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)	Value of Unexercised In-The-Money Options at Fiscal Year-End($)(2)
Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Exercisable/ Unexercisable	Exercisable/ Unexercisable

David B. Eisenhaure	—	—	278,500/25,000	$— /$—
Michael C. Turmelle	—	—	251,450/25,000	$— /$—
Ralph M. Norwood	—	—	90,000/60,000	$— /$—

(1)                                  Represents the difference between the exercise price and the fair market value of the Common Stock on the date of exercise.

(2)                                  Value is based on the closing sale price of the Common Stock on September 30, 2004, the last trading day of Fiscal 2004 ($1.89), less the applicable option exercise price.

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

During Fiscal 2004, the Corporation granted stock options to purchase shares of the Corporation’s Common Stock to the members of the Board as follows: Mr. Goldberg: 23,000; and Mr. Villiotti: 23,000. The stock option exercise price is $3.12 per share, and these stock options were exercisable immediately upon grant.   There were no grants during fiscal year 2004 to Mr. Armstrong, Mr. Eisenhaure, Mr. Kirtley, Mr. Trumelle and Mr. Levangie and Dr. Muir.

During 2004, Mr. Armstrong, Mr. Kirtley and Dr. Wilson participated in the Corporation’s stock option exchange tender offer whereby certain options could be surrendered to the Corporation and, after a period of six months and 1 day, subject to certain conditions, new options would be granted at the then current market price.  Mr. Armstrong surrendered 32,000 options under the plan on April 19, 2004 with an average exercise price of $16.24 per share, and on October 20, 2004 was granted 19,000 options with an exercise price of $2.05 per share all of which were immediately exercisable.  Dr. Wilson, a former director of the Corporation,  surrendered 20,000 options under the plan on April 19, 2004, with an average exercise price of $26.06 per share, and on October 20, 2004 was granted 12,500 options with an exercise price of $2.05 per share all of which were immediately exercisable.  Mr. Kirtley surrendered 130,000 options under the plan on April 19, 2004, with an average exercise price of $14.76 per share, and on October 20, 2004 was granted 91,700 options with an exercise price of $2.05 per share all of which were immediately exercisable.

On April 11, 2002, to encourage ownership in the Corporation by outside directors, to provide such directors with a further incentive to remain as directors and to align the interests of such directors with the interests of the Corporation’s stockholders, the Board adopted a director stock option program. Pursuant to this program, (i) each individual who first becomes an outside director of the Corporation will receive a non-statutory stock option to purchase 15,000 shares of the Common Stock on the date of his or her initial election to the Board; and (ii) on the date of each Annual Meeting of Stockholders of the Corporation commencing with the 2002 Annual Meeting of Stockholders (other than a director who was initially elected to the Board at any such Annual Meeting of Stockholders or, if previously, at any time after the prior year’s Annual Meeting of Stockholders), provided that he or she is serving as a director immediately following the date of such Annual Meeting of Stockholders, (a) each outside director who is serving on the Corporation’s Audit Committee will be granted a non-statutory stock option to purchase an additional 5,000 shares of the Common Stock and (b) each outside director who is serving on the Compensation Committee will be granted a non-statutory stock option to purchase an additional 3,000 shares of the Common Stock. These non-statutory stock options will be immediately exercisable and will have exercise prices equal to the closing price of the Common Stock on the NASDAQ National Market on the date of grant.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

The Corporation has entered into Key Employee Agreements (the “Employee Agreements”) with Messrs. Eisenhaure and Turmelle, which provide that each of Messrs. Eisenhaure or Turmelle are entitled to receive as a severance payment 100% of their annual salary plus benefits, payable in twelve equal monthly installments, if (i) the Corporation or a substantial portion of the Corporation is acquired without the approval of the Board; or (ii) without their consent, either of their employment is terminated without cause or either of their salaries are reduced, or there is a substantial change in either one of their positions or there is a change in their principal place of employment from the greater Boston, Massachusetts area .. The Employee Agreements also contain provisions prohibiting Messrs. Eisenhaure and Turmelle from competing with the Corporation for a one-year period following termination of employment.

Compensation Committee Interlocks and Insider Participation

During Fiscal 2004, Messrs. Goldberg and Villiotti, both of whom are independent, in accordance with Nasdaq requirements, served as members of the Compensation Committee. Neither member was ever an officer or an employee of the Corporation.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table provides information about the securities authorized for issuance under the Corporation’s equity compensation plans as of September 30, 2004.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	2,040,294		$6.18	1,775,878	(1)
Equity compensation plans not approved by security holders	21,000	(2)	$17.56	195,000	(3)
Total	2,061,294		$6.30	1,970,878	(1)(3)

(1)                                  Includes 41,317 shares of the Common Stock issuable under the Corporation’s 1996 Stock Option Plan, 40,068 shares of the Common Stock issuable under the Corporation’s 1998 Stock Incentive Plan, 373,493 shares of the Common Stock issuable under the Corporation’s 1999 Stock Incentive Plan, 720,500 shares of the Common Stock issuable under the Corporation’s 2000 Stock Incentive Plan and 600,500 shares of the Common Stock issuable under the Corporation’s 2002 Stock Incentive Plan.

(2)                                  Includes 21,000 shares of the Common Stock issuable upon exercise of option grants issued outside of existing stock option plans to non-executive employees. These options were issued on January 19, 2000 at an exercise price of $17.563 per share and expire on January 19, 2010. The right to exercise these options vested in equal annual installments over the four-year period from the date of initial grant. These options must be exercised within 90 days after an employee’s termination or they expire.

(3)                                  Includes 195,000 shares of the Common Stock issuable outside of existing stock option plans.

On January 19, 2000, the Board granted to four of the Corporation’s employees options exercisable in the aggregate of up to 216,000 shares of Common Stock outside of the Corporation’s stockholder-approved equity compensation plans. The terms of these options are substantially similar to those of non-statutory stock options issued under the Corporation’s shareholder-approved 1999 Stock Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2004, certain information concerning the beneficial ownership of the Common Stock by (i) each person known by the Corporation to own beneficially five percent (5%) or more of the outstanding shares of the Common Stock; (ii) each of the Corporation’s executive officers and directors and (iii) all executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire on or before February 23, 2005 through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Common Stock Beneficially Owned

Directors and Named Executive Officers
Marshall J. Armstrong	79,000	*
David B. Eisenhaure	3,177,594	9.6%
Alan P. Goldberg(3) c/o First Albany Corporation 30 Pearl Street, #P1 Albany, NY 12207	122,500	*
James L. Kirtley, Jr.	131,637	*
Joseph E. Levangie	15,000	*
Andrew R. Muir (4)	232,744	*
Ralph M. Norwood	194,713	*
Michael C. Turmelle	424,703	1.3%
Anthony J. Villiotti	69,000	*
All executive officers and directors as a group (eight persons)(3)	4,446,890	13.4%

*                                         Less than 1%

(1)                                  The address for all executive officers and directors, other than Mr. Goldberg, is c/o SatCon Technology Corporation, 27 Drydock Avenue, Boston, Massachusetts, 02210.

(2)                                  Includes the following number of shares of Common Stock issuable upon the exercise of outstanding stock options which may be exercised on or before Mach 1, 2005: Mr. Armstrong: 79,000; Mr. Eisenhaure: 268,500; Mr. Goldberg: 90,000; Dr. Kirtley: 125,800; Mr. Levangie 15,000, Mr. Muir 15,000, Mr. Norwood: 170,000; Mr. Turmelle: 241,450; Mr. Villiotti: 69,000; all executive officers and directors as a group: 1,073.750. Also includes the following number of shares of Common Stock to be issued before February 23, 2005 as company-matching grants under the SatCon Technology Corporation 401(k) Plan: Mr. Norwood: 1,291; Mr. Turmelle: 834; all executive officers and directors as a group: 2,125.

(3)                                  Includes 7,500 shares of Common Stock held by Goldberg Charitable Trust of which Mr. Goldberg is the trustee. Mr. Goldberg disclaims beneficial ownership of these shares.

(4)                                  Includes 12,000 shares of Common Stock issuable upon the exercise of Series B Warrants, 31,914 shares of Common Stock issuable upon the conversion of redeemable convertible Series B preferred stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Grant Thornton LLP (“Grant Thornton”) billed fees of $319,350 during the fiscal year ended September 30, 2004 for professional services rendered for the audit of the Corporation’s financial statements included in this Annual Report on Form 10-K, the review of the financial statements included in the Corporation’s Quarterly Reports on Form 10-Q for the quarters ended December 27, 2003, March 27, 2004 and June 26, 2004 and review of registration statements filed during the most recent fiscal year. Grant Thornton billed fees of $300,000 during the fiscal year ended September 30, 2003 for professional services rendered for the audit of the Corporation’s financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2003 and the review of the financial statements included in the Corporation’s Quarterly Report on Form 10-Q for the quarters ended December 28, 2002, March 29, 2003 and June 28, 2003.

Audit Related Fees

There were no fees paid to Grant Thornton that would constitute audit related fees besides those described above in Audit Fees.

Tax Fees

Grant Thornton billed fees of $38,045 during the fiscal year ended September 30, 2004 for professional services rendered for tax compliance, tax advice and tax planning. Grant Thornton billed fees of $30,000 during the fiscal year ended September 30, 2003 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Grant Thornton did not bill the Corporation for any professional services in each of the last two fiscal years.

Part IV.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts on January 28, 2005.

SATCON TECHNOLOGY CORPORATION

By:	/s/ David B. Eisenhaure
David B. Eisenhaure
President, Chief Executive Officer
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ David B. Eisenhaure	Chairman of the Board of Directors, President and Chief	January 28, 2005
David B. Eisenhaure	Executive Officer (Principal Executive Officer)

/s/ Ralph M. Norwood	Vice President of Finance, Chief Financing Officer and	January 28, 2005
Ralph M. Norwood	Treasurer (Principal Financial Officer)

/s/ John W. Peacock	Controller and Chief Accounting Officer (Principal	January 28, 2005
John W. Peacock	Accounting Officer)

/s/ Michael C. Turmelle	Director, Vice President	January 28, 2005
Michael C. Turmelle

/s/ Marshall J. Armstrong	Director	January 28, 2005
Marshall J. Armstrong

/s/ Alan P. Goldberg	Director	January 28, 2005
Alan P. Goldberg

/s/ James L. Kirtley, Jr.	Director	January 28, 2005
James L. Kirtley, Jr.

/s/ Joseph E. Levangie	Director	January 28, 2005
Joseph E. Levangie

/s/ Andrew R. Muir	Director	January 28, 2005
Andrew R. Muir

/s/ Anthony J. Villiotti	Director	January 28, 2005
Anthony J. Villiotti

EXHIBIT INDEX

Exhibit No.	Description

2.1

Stock Purchase Agreement, dated as of October 21, 1999, by and among the Registrant, Mechanical Technology Incorporated, Ling Electronics, Inc. and Ling Electronics, Ltd. is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated October 21, 1999 (File No. 1-11512).

2.2

Asset Purchase Agreement, dated as of November 16, 1999, by and between the Registrant and Northrop Grumman Corporation is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated November 16, 1999 (File No. 1-11512).

2.3

Asset Purchase Agreement by and among Inverpower Controls Ltd., the Registrant and SatCon Power Systems Canada Ltd., dated June 25, 2001, is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated July 13, 2001 (File No. 1-11512).

2.4

Asset Purchase Agreement, dated September 27, 2002, by and between Sipex Corporation and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-11512).

3.1	Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 33-49286).
3.2	Bylaws of the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 33-49286).
3.3

Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on May 12, 1997, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 1-11512).

3.4	Bylaws Amendment of the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 1-11512).
3.5

Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on March 17, 1999, is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated August 25, 1999 (File No. 1-11512).

3.6

Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on March 15, 2000 is incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-11512).

3.7

Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on May 4, 2001, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 1-11512).

3.8

Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of the Registrant, dated as of February 14, 2003, is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 18, 2003 (File No. 1-11512).

3.9

Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of the Registrant, dated as of October 31, 2003, is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated October 31, 2003 (File No. 1-11512).

4.1	Specimen Certificate of Common Stock, $.01 par value, is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 33-49286).
10.1

Employment Agreement, dated July 1, 1992, between the Registrant and David B. Eisenhaure is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 33-49286).

10.2

Employment Agreement, dated July 1, 1992, between the Registrant and Michael C. Turmelle is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 33-49286).

10.3	1992 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 33-49286).

10.4	1994 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 1-11512).
10.5	1996 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (File No. 1-11512).
10.6	1998 Stock Incentive Plan is incorporated herein by reference to Exhibit B to the Registrant’s Definitive Schedule 14A filed January 26, 1999 (File No. 1-11512).
10.7	1999 Stock Incentive Plan is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-11512).
10.8	2000 Stock Incentive Plan is incorporated herein by reference to Exhibit C to the Registrant’s Preliminary Schedule 14A filed March 19, 2001 (File No. 1-11512).
10.9	2002 Stock Incentive Plan is incorporated herein by reference to Exhibit A to the Registrant’s Definitive Schedule 14A filed January 28, 2002 (File No. 1-11512).
10.10

Lease, dated October 21, 1993, between the Registrant and Gunwyn/First Street Limited Partnership is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 33-49286) and First Amendment to Lease, dated June 22, 1998, by and between the Registrant and Gunwyn/First Street Limited Partnership is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-11512).

10.11

Amended and Restated License Agreement, dated as of October 23, 1998, by and between the Registrant and Beacon Power Corporation is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated October 23, 1998 (File No. 1-11512).

10.12

Asset Purchase Agreement, dated as of January 4, 1999, among K&D MagMotor Corp., the Registrant, Inductive Components, Inc., Lighthouse Software, Inc. and Thomas Glynn is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated January 4, 1999 (File No. 1-11512).

10.13

Asset Purchase Agreement, dated as of March 31, 1999, by and between HyComp, Inc. and HyComp Acquisition Corp., a wholly-owned subsidiary of the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1- 11512).

10.14

Note Purchase Agreement, dated as of June 22, 1999, by and among Beacon Power Corporation, Perseus Capital, L.L.C., DQE Enterprises, Inc., Micro Generation Technology Fund, L.L.C. and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-11512).

10.15

Note and Warrant Purchase Agreement, dated as of August 2, 1999, by and among Beacon Power Corporation, Perseus Capital, L.L.C., DQE Enterprises, Inc., Micro Generation Technology Fund, L.L.C. and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-11512).

10.16

Registration Rights Agreement, dated as of August 25, 1999, among the Registrant and the investors named on the signature pages thereof is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated August 25, 1999 (File No. 1-11512).

10.17

Amendment No. 1 to Registration Rights Agreement, dated as of May 25, 2001, among the Registrant and the parties whose names appear on Schedule I thereto is incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 25, 2001 (File No. 1-11512).

10.18

Form of Warrants issued on August 25, 1999 in connection with the sale of the Series A Preferred Stock is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated August 25, 1999 (File No. 1-11512).

10.19

Warrant, dated May 25, 2001, issued to Brown Simpson Partners I, Ltd. is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated May 25, 2001 (File No. 1-11512).

10.20

Securities Purchase Agreement, dated as of October 21, 1999, between the Registrant and Mechanical Technology Incorporated is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated October 21, 1999 (File No. 1-11512).

10.21

SatCon Registration Rights Agreement, dated as of October 21, 1999, between the Registrant and Mechanical Technology Incorporated is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated October 21, 1999 (File No. 1-11512).

10.22	MTI Registration Rights Agreement, dated as of October 21, 1999, between Mechanical Technology

Incorporated and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated October 21, 1999 (File No. 1-11512).
10.23

Form of Stock Purchase Warrant issued on October 21, 1999 by the Registrant to Mechanical Technology Incorporated is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated October 21, 1999 (File No. 1-11512).

10.24

Form of Stock Purchase Warrant issued on October 21, 1999 by Mechanical Technology Incorporated to the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated October 21, 1999 (File No. 1-11512).

10.25

Sublease, dated November 16, 1999, between the Registrant and Northrop Grumman Corporation is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated November 16, 1999 (File No. 1-11512).

10.26

Memorandum of Understanding, entered into on November 16, 1999, between the Registrant and Northrop Grumman Corporation is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated November 16, 1999 (File No. 1-11512).

10.27

Registration Rights Agreement, dated as of November 16, 1999, between the Registrant and Northrop Grumman Corporation is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated November 16, 1999 (File No. 1-11512).

10.28

Stock Purchase Warrant issued on February 4, 2000 by the Registrant to Northrop Grumman Corporation is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 1999 (File No. 1-11512).

10.29

Consulting Agreement, dated July 19, 2000, between the Registrant and Marshall J. Armstrong is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 1-11512).

10.30

Agreement between the Department of Energy and the Registrant is incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-11512).

10.31

Master Lease Agreement, dated as of August 31, 2000, by and between General Electric Corporation and the Registrant is incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2000 (File No. 1-11512).

10.32

Cooperation Agreement by and between the Registrant and Beacon Power Corporation, dated April 25, 2001, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 1-11512).

10.33

Strategic Collaboration Agreement between Chevron Energy Solutions, LP and the Registrant, dated January 23, 2002, is incorporated herein by referenced to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 30, 2002 (File No. 1-11512).

10.34

Co-Operation, License and Supply Agreement by and among Hatch Steltech Ltd., Siemens AG and SatCon Power Systems Canada Ltd., dated April 26, 2002, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 29, 2002 (File No. 1-11512).

10.35

Co-Operation, License and Supply Agreement by and between Hatch Steltech Ltd. and SatCon Power Systems Canada Ltd., dated October 11, 2001 is incorporated herein by reference to Exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-11512).

10.36

Change of Control Letter, dated February 11, 2002, between the Registrant and Ralph M. Norwood is incorporated herein by reference to Exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-11512).

10.37

Investment Banking Agreement, by and between J.P. Turner & Company, LLC and the Registrant, dated August 23, 2002 is incorporated herein by reference to Exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-11512).

10.38

Loan and Security Agreement, dated September 13, 2002, between the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada LTD. and Silicon Valley Bank together with Negative Pledge Agreement, dated as of September 13, 2002, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada LTD. and Silicon Valley Bank is incorporated herein by reference to Exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-11512).

10.39

Stock Purchase Warrant issued on September 13, 2002 by the Registrant to Silicon Valley Bank together with Registration Rights Agreement, dated September 13, 2002, by and between the Registrant and Silicon Valley Bank is incorporated herein by reference to Exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-11512).

10.40

Stock Purchase Warrant issued on December 19, 2002 by the Registrant to Silicon Valley Bank together with Amendment No. 1 to Registration Right Agreement, dated December 19, 2002, by and among Silicon Valley Bank, Silicon Valley Bancshares and the Registrant is incorporated herein by reference to Exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-11512).

10.41

Amended and Restated Accounts Receivable Financing Agreement, dated April 4, 2003, by and among the Registrant and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 29, 2003 (File No. 1-11512).

10.42

Stock Purchase Warrant issued on April 4, 2003 by the Registrant to Silicon Valley Bank together with Amendment No. 2 to the Registration Rights Agreement, dated April 4, 2003, by and among Silicon Valley Bank, Silicon Valley Bancshares and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 29, 2003 (File No. 1-11512).

10.43

First Amendment to Amended and Restated Accounts Receivable Financing Agreement, dated June 24, 2003, by and among the Registrant and Silicon Valley Bank together with Second Amendment to Amended and Restated Accounts Receivable Financing Agreement, dated August 11, 2003, by and among the Registrant and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 28, 2003 (File No. 1-11512).

10.44

Third Amendment to Amended and Restated Accounts Receivable Financing Agreement dated as of September 2, 2003, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada Ltd. and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated September 2, 2003 (File No. 1-11512).

10.45

Fourth Amendment to Amended and Restated Accounts Receivable Financing Agreement dated as of September 10, 2003, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada Ltd. and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated September 10, 2003 (File No. 1-11512).

10.46

Fifth Amendment to Amended and Restated Accounts Receivable Financing Agreement dated as of October 20, 2003, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada Ltd. and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K to Form 10-K for the year ended September 30, 2003 (File No. 1-11512).

10.47

Sixth Amendment to Amended and Restated Accounts Receivable Financing Agreement dated December 12, 2003, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada Ltd. and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K to Form 10-K for the year ended September 30, 2003 (File No. 1-11512).

10.48

Stock Purchase Warrant issued on December 12, 2003 by the Registrant to Silicon Valley together with Amendment No. 3 to the Registration Rights Agreement, dated December 12, 2003, by and among Silicon Valley Bank, Silicon Valley Bancshares and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K to Form 10-K for the year ended September 30, 2003 (File No. 1-11512).

10.49

Series A Convertible Preferred Stock Purchase Agreement, dated as of February 18, 2003, by and among the Registrant and the purchasers set forth on Exhibit A thereto is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 18, 2003 (File No. 1-11512).

10.50

Registration Rights Agreement, dated as of February 18, 2003, by and among the Registrant and the purchasers listed on Schedule I thereto is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 18, 2003 (File No. 1-11512).

10.51

Form of Series A Warrant to purchase shares of Common Stock of the Registrant issued on February 18, 2003 in connection with the sale of the Series A Convertible Preferred Stock is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 18, 2003 (File No. 1- 11512).
10.52

Form of Series B Warrant to purchase shares of Common Stock of the Registrant issued on February 18, 2003 in connection with the sale of the Series A Convertible Preferred Stock is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 18, 2003 (File No. 1- 11512).

10.53

Note and Warrant Purchase Agreement, dated as of February 18, 2003, by and among the Registrant and the purchasers set forth on Exhibit A thereto is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Amendment No. 3 to Form S-3 dated July 2, 2003.

10.54

Registration Rights Agreement (for convertible notes), dated as of February 18, 2003, by and among the Registrant and the purchasers listed on Schedule I thereto is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 18, 2003 (File No. 1-11512).

10.55

Form of Secured Convertible Promissory Note to be issued by the Registrant pursuant to Note and Warrant Purchase Agreement, dated as of February 18, 2003, by and among the Registrant and the purchasers set forth on Exhibit A thereto is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 18, 2003 (File No. 1-11512).

10.56

Security Agreement, dated as of February 18, 2003, made by the Registrant in favor of each of the Secured Parties whose names are set forth on Exhibit A thereto is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 18, 2003 (File No. 1-11512).

10.57

Letter Agreement, dated February 12, 2003, by and between the Registrant and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 18, 2003 (File No. 1-11512).

10.58

Series B Convertible Preferred Stock Purchase Agreement, dated as of October 31, 2003, by and among the Registrant and the purchasers set forth on Exhibit A thereto is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K/A dated October 31, 2003 (File No. 1-11512).

10.59

Registration Rights Agreement, dated as of October 31, 2003, by and among the Registrant and the purchasers listed on Schedule I thereto is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K/A dated October 31, 2003 (File No. 1-11512).

10.60

Form of Warrant to purchase shares of Common Stock of the Registrant issued on October 31, 2003 in connection with the sale of the Series B Convertible Preferred Stock thereto is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated October 31, 2003 (File No. 1-11512).

10.61

Teaming Agreement by and between General Atomics and the Registrant, dated February 20, 2003 is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K/A Amendment No. 2 to Form 10-K for the year ended September 30, 2002 (File No. 1-11512).

10.62

Modification to Teaming Agreement (Extension of Term) by and between General Atomics and the Registrant, dated October 4, 2003 is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K to Form 10-K for the year ended September 30, 2003 (File No. 1-11512).

10.63

Global Supply Agreement by and between Applied Materials, Inc. and the Registrant, dated as of November 21, 2002 together with Technology Escrow Agreement among Applied Materials, Inc., DSI Technology Escrow Services, Inc. and any additional party signing the Acceptance Form attached to this Agreement is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K/A Amendment No. 2 to Form 10-K for the year ended September 30, 2002 (File No. 1-11512).

10.64(*)

Seventh Amendment to Amended and Restated Accounts Receivable Financing Agreement dated December 3, 2004, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada Ltd. and Silicon Valley Bank.

10.65(*)	Facilities Lease, dated May 12, 2004, between the Registrant and Zoom Group, LLC.
10.66(*)

Eighth Amendment to Amended and Restated Accounts Receivable Financing Agreement dated December 21, 2004, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada Ltd. and Silicon Valley.

the year ended September 30, 2004 (File No. 1-11512).
14.1(*)	Code of Ethics.
21.1(*)	Subsidiary of the Registrant
23.1(*)	Consent of Grant Thornton LLP.
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(*)              Previously filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended September 30, 2004.