Form 10-Q
period 2005-01-01
SATCON TECHNOLOGY CORP
filed 2005-02-18
CIK 889423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 1, 2005

Commission File Number 1-11512

SATCON TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2857552
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

27 Drydock Avenue Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value,

33,255,527 shares outstanding as of February 14, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 1, 2005	September 30, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,067,496	$1,171,152
Restricted cash and cash equivalents	1,011,900	1,011,900
Accounts receivable, net of allowance of $821,744 and $848,565 at January 1, 2005 and September 30, 2004, respectively	5,033,309	6,274,178
Unbilled contract costs and fees	486,469	447,405
Funded research and development expenses in excess of billings	399,575	292,111
Inventory	6,393,376	6,184,672
Prepaid expenses and other current assets	1,049,108	687,083

Total current assets	21,441,233	16,068,501
Warrants to purchase common stock	28,975	7,036
Property and equipment, net	5,687,826	5,913,211
Goodwill, net	704,362	704,362

Intangibles, net	2,260,028	2,391,193
Other long-term assets	536,704	501,634

Total assets	$30,659,128	$25,585,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$154,936	$184,177
Accounts payable	3,980,652	3,823,249
Accrued payroll and payroll related expenses	1,509,717	1,449,349
Other accrued expenses	2,478,445	2,412,409
Accrued contract losses	247,444	514,489
Deferred revenue	1,027,400	2,048,442
Accrued restructuring costs	240,000	495,612

Total current liabilities	9,638,594	10,927,727
Redeemable convertible Series B preferred stock (425 shares issued and outstanding; face value: $5,000 per share; liquidation preference: 100%)	2,125,000	2,125,000
Long-term debt, net of current portion	294,342	311,178
Other long-term liabilities	516,070	563,372
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value, 50,000,000 shares authorized; 33,182,694 and 28,226,010 shares issued and outstanding at January 1, 2005 and September 30, 2004, respectively	331,828	282,261
Additional paid-in capital	146,972,424	139,208,000
Accumulated deficit	(129,092,433)	(127,659,993)
Accumulated other comprehensive loss	(126,697)	(171,608)

Total stockholders’ equity	18,085,122	11,658,660
Total liabilities and stockholders’ equity	$30,659,128	$25,585,937

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	January 1, 2005	December 27, 2003
Revenue:
Product revenue	$8,270,224	$6,208,546
Funded research and development and other revenue	912,865	1,978,602

Total revenue	9,183,089	8,187,148

Operating costs and expenses:
Cost of product revenue	7,221,362	5,198,152

Research and development and other revenue expenses:
Funded research and development and other revenue expenses	747,400	1,378,782
Unfunded research and development expenses	42,653	985

Total research and development and other revenue expenses	790,053	1,379,767
Selling, general and administrative expenses	2,522,080	2,241,483

Amortization of intangibles	111,671	111,672

Restructuring costs	(255,612)	—

Total operating costs and expenses	10,389,554	8,931,074

Operating loss	(1,206,465)	(743,926)
Net unrealized gain on warrants to purchase common stock	21,939	42,782
Net gain on Series B warrants	—	35,442
Other expense	(18,056)	—

Interest income	1,818	2,410
Interest expense	(231,676)	(258,367)

Net loss	$(1,432,440)	$(921,659)
Net loss per weighted average share, basic and diluted	$(0.05)	$(0.04)

Weighted average number of common shares, basic and diluted	29,114,757	24,274,611

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended December 27, 2003
(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Loss

Balance, September 30, 2003 (Audited)	21,023,200	$210,232	$122,792,791	$(116,701,523)	$(139,354)	$6,162,146
Net loss	—	—	—	(921,659)	—	(921,659)	$(921,659)
Issuance of common stock to 401(k) Plan	48,804	488	138,115	—	—	138,603	—
Issuance of common stock in connection with exercise of Series A warrant to purchase common stock	28,000	280	—	—	—	280	—
Issuance of common stock in connection with exercise of warrants to purchase common stock	1,826,176	18,262	1,527,350	—	—	1,545,612	—
Issuance of common stock in connection with cashless exercise of warrants to purchase common stock	76,520	765	(765)	—	—	—	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock	17,000	170	10,540	—	—	10,710	—
Issuance of common stock in connection with the conversion of Series A preferred stock	1,327,000	13,270	1,645,480	—	—	1,658,750	—
Issuance of common stock in connection with the conversion of subordinated debentures	666,000	6,660	825,840	—	—	832,500	—
Issuance of common stock in lieu of first year interest on subordinated debentures	8,298	83	23,981	—	—	24,064	—
Issuance of common stock in lieu of first six - months dividend on Series B convertible preferred stock	76,054	761	229,454	—	—	230,215	—
Issuance of common stock to Auerelius Consulting Group	45,000	450	101,700	—	—	102,150	—
Issuance of warrants to purchase common stock	—	—	32,087	—	—	32,087	—
Mark-to-market Series B warrants	—	—	(35,442)	—	—	(35,442)	—
Foreign currency translation adjustment	—	—	—	—	(20,151)	(20,151)	(20,151)

Comprehensive loss							$(941,810)

Balance, December 27, 2003	25,142,052	$251,421	$127,291,131	$(117,623,182)	$(159,505)	$9,759,865

The accompanying notes are an integral part of these consolidated financial statements

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended January 1, 2005
(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss

Balance, September 30, 2004 (Audited)	28,226,010	$282,261	$139,208,000	$(127,659,993)	$(171,608)	$11,658,660

Net loss				$(1,432,440)	—	$(1,432,440)	$(1,432,440)

Issuance of common stock to 401(k) Plan	78,700	787	147,955	—	—	148,742	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock	4,000	40	2,480	—	—	2,520	—
Issuance of common stock in lieu of six -months dividend on redeemable convertible Series B preferred stock	25,500	255	63,495	—	—	63,750	—

Issuance of warrants to Common stockholders, related to December Financing Transaction	—	—	1,602,954	—	—	1,602,954	—

Issuance of common stock in connection with the December Financing Transaction	4,848,484	48,485	5,778,561	—	—	5,827,046	—

Adjustment to conversion price related to re-pricing of Convertible Series B Preferred Stock	—	—	126,059	—	—	126,059	—

Adjustment in conversion price of Series B Warrants	—	—	42,920	—	—	42,920	—

Foreign currency translation adjustment	—	—	—	—	44,911	44,911	44,911

Comprehensive loss	—	—	—	—	—	—	$(1,387,529)

Balance, January 1, 2005	33,182,694	$331,828	$146,972,424	$(129,092,433)	$(126,697)	$18,085,122

The accompanying notes are an integral part of these consolidated financial statements

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	January 1, 2005	December 27, 2003

Cash flows from operating activities:
Net loss	$(1,432,440)	$(921,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	482,166	512,908
Provision for uncollectible accounts	20,889	16,299
Net unrealized gain on warrants to purchase common stock	(21,939)	(42,782)
Net unrealized loss on Series B warrants	—	(35,442)
Non-cash compensation expense	148,742	240,753
Non-cash interest expense	182,865	186,502
Changes in operating assets and liabilities:
Accounts receivable	1,219,980	173,680
Unbilled contract costs and fees	(39,064)	(139,347)
Prepaid expenses and other current assets	(469,489)	(182,007)
Inventory	(208,704)	1,595,262
Other long-term assets	(35,070)	—
Accounts payable	157,403	(1,322,454)
Accrued payroll and payroll related expenses, other expenses, accrued contract losses and restructuring costs	(343,128)	52,479
Deferred revenue	(1,021,042)	(1,276,322)
Other liabilities	(50,563)	(1,405,244)

Total adjustments	23,046	(1,625,715)

Net cash used in operating activities	(1,409,394)	(2,547,374)

Cash flows from investing activities:
Purchases of property and equipment	(125,616)	(24,310)

Net cash used in investing activities	(125,616)	(24,310)

Cash flows from financing activities:
Net repayments under bank line of credit	—	(1,801,869)
Repayment of long-term debt	(46,077)	(69,735)
Net Proceeds from issuance of Common Stock and Warrants	7,430,000	—
Proceeds from issuance of convertible subordinated debentures	—	70,000
Net proceeds from issuance of convertible preferred stock	—	6,974,855
Net proceeds from exercise of warrants and options to purchase common stock	2,520	1,556,602

Net cash provided by financing activities	7,386,443	6,729,853

Effect of foreign currency exchange rates on cash and cash equivalents	44,911	(20,151)

Net increase in cash and cash equivalents	5,896,344	4,138,018
Cash and cash equivalents at beginning of period, including restricted cash and cash equivalents	2,183,052	1,235,191

Cash and cash equivalents at end of period, including restricted cash and cash equivalents	$8,079,396	$5,373,209

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-Cash Investing and Financing Activities:
Valuation adjustment for warrants to purchase common stock	$—	$42,782
Valuation adjustment for Series B preferred stock and warrants	$168,979	$35,422
Common stock issued in lieu of dividend on redeemable convertible Series B Preferred Stock	$63,750	$254,279
Common stock issued related to 401(K) contributions	$148,742	$138,603
Interest and Income Taxes Paid:
Interest	$28,811	$71,865
Income Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 1, 2005 AND DECEMBER 27, 2003
(Unaudited)

Note A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its wholly-owned subsidiaries (collectively, the “Company”) as of January 1, 2005 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All inter-company accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. Operating results for the three months ended January 1, 2005 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each of the past ten years. As of January 1, 2005, it had an accumulated deficit of $129,092,433 since inception. During the three months ended January 1, 2005, the Company incurred a loss from operations of $1,206,465 and used cash in operations of $1,409,394. The Company’s restricted cash balances at January 1, 2005 and September 30, 2004 were $1,011,900.

In addition, the Company envisions successfully completing its fixed-price contract with the EDO Corporation. Initially this contract was for $1.1 million which during 2004 was increased to $1.5 million. Through January 1, 2005, the Company has incurred approximately $2.7 million of costs and has projected a total cost of approximately $3.0 million before satisfying the requirements of this contract. As of January 1, 2005 the total $3.0 million has been fully accrued and reflected in the Company’s results of operations for the period ended January 1, 2005. Due to the technical challenges associated with this contract it is possible that the Company will overrun its latest forecast before successfully completing the contract as it has done in the past (the Company accrued $0.6 million in contract losses associated with this contract in fiscal year 2003 and had incurred an additional $0.9 million in fiscal 2004 related to the EDO contract.). If, however, the Company is unable to complete this contract as envisioned it may continue to incur losses putting a strain on cash flow and exposing the Company to potential contractual remedies, as defined. If this were to occur it could result in non-compliance with the New Loan covenants, as defined, and the Company may be forced to raise additional funds by selling stock or taking other actions to conserve its cash position.

In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet is dependent upon the continued operations of the Company. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

On December 22, 2004, the Company completed an equity transaction for $7.4 million (net of transaction costs) involving the issuance of 4,848,484 shares of Common Stock and warrants to purchase up to 2,181,181 shares of Common Stock, to several unrelated institutional investors (the “December 2004 Financing Transaction”). The warrants are exercisable for a five-year term and have an exercise price of $2.00 per share. The Company valued these warrants at $1,602,954, using the Black-Scholes option pricing model, with the following assumptions: an expected life of five years, expected volatility of 73.4%, no dividends, and risk-free interest rate of 4%.

As a result of the December 2004 Financing Transaction, in accordance with the anti-dilution provisions of the Company’s Series B Convertible Preferred Stock, the Company was required to adjust the conversion price of the remaining 425 shares of Series B Preferred Stock outstanding at that time. These shares of Series B Preferred Stock have a liquidation preference of $5,000 per share and is convertible into a number of shares of Common Stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which, as a result of the December 2004 Financing Transaction, has been adjusted from $2.50 per share to $2.36 per share. At January 1, 2005, 425 shares of the Series B Preferred Stock remained un-converted into shares of Common Stock. As of January 1, 2005, the liquidation preference of the remaining 425 shares of Series B Preferred Stock was $2,125,000, and these are convertible into 900,424 shares of Common Stock. The Series B Preferred Stock accrues dividends of 6% per annum, increasing to 8% per annum on October 1, 2005.

In addition, in accordance with the anti-dilution provisions of the warrants issued in connection with the sale of the Series B Preferred Stock (the “Series B Warrants”), the Company was also required to adjust the exercise price of the Series B Warrants.  The Series B Warrants are exercisable for up to 1,228,000 shares of Common Stock, are exercisable for a five-year term and had an initial exercise price of $3.32 per share. As a result of the December 2004 Financing Transaction, the exercise price on these warrants was adjusted to $3.06 per share. The Company re-valued these warrants using the Black-Scholes option pricing model, with the following assumptions: an expected life of four years, expected volatility of 73.4%, no dividends, and risk-free interest rate of 4%, resulting in an additional adjustment of $42,920, which was recorded as interest expense for the period ended January 1, 2005.

As a result of the December 2004 Financing Transaction the Company recorded the following non-cash charges as interest expense in its Statement of Operations for the Period ended January 1, 2005:

Security	Conversion/Exercise Price	Adjusted Conversion/Exercise Price	Interest Expense
Redeemable convertible Series B Preferred Stock	$2.50	$2.36	$126,059
Warrants to purchase Common Stock	$3.32	$3.06	$42,920
Total			168,979

Burnham Hill Partners, LLC, a division of Pali Capital, Inc. (“BHP”), acted as the Company’s financial advisor in connection with the December 2004 Financing Transaction. The Company agreed to pay BHP a fee equal to 6% of the gross proceeds received by the Company in connection with the financing. Based on the amount of the financing, this fee was approximately $480,000, which was paid from gross proceeds received by the Company.

On December 12, 2003, the Company amended its agreement with Silicon Valley Bank (the “Bank”). Under the amended agreement, the Bank agreed to provide the Company with a line of credit of up to $6,250,000 (the “Amended Loan”). The Amended Loan was to mature on December 9, 2004. In connection with the Amended Loan, the Company issued to the Bank a warrant to purchase up to 16,164 shares of its Common Stock, at an exercise price of $2.32 per share. This warrant was immediately exercisable and expires on December 11, 2010.  The Company had valued this warrant at $32,087, using the Black-Scholes option-pricing model and has treated this as a deferred financing cost and has amortized this value on a straight line basis through December 9, 2004. On December 3, 2004 the maturity of the Amended Loan was extended through December 31, 2004, and on December 21, 2004, the maturity of the Amended Loan was again extended to March 1, 2005. On December 23, 2004, using the proceeds from the December 2004 Financing Transaction, the Company paid off all amounts outstanding on the Amended Loan. As of January 1, 2005, there were no amounts outstanding on the Amended Loan.

Effective January 31, 2005, the Company entered into a new loan agreement with the Bank (the “New Loan”), which replaced the Amended Loan. Under the terms of the New Loan, the Bank will provide the Company with a credit line of up to $7.0 million. The New Loan is secured by most of the assets of the Company and advances under the New Loan are limited to 80% of eligible receivables and up to $1.0 million based on the levels of eligible inventory. Interest on outstanding borrowings accrues at the Bank’s prime rate of interest plus 2% per annum. In addition, the Company will pay to the Bank a collateral handling fee of $1,000 per month and has agreed to the following additional fees: (i) $25,000 commitment fee; (ii) an unused line fee in the amount of 0.5% per annum; and (iii) an early termination fee of 0.5% of the total credit line if the Company terminates the New Loan within the first six months. The New Loan contains certain financial covenants relating to tangible net worth, as defined, which the Company must satisfy in order to continue to borrow from the Bank. The New Loan will expire on January 30, 2006.

The Company anticipates that its current cash, after the December 2004 Financing Transaction, together with the ability to borrow under the New Loan will be sufficient to fund its operations at least through September 30, 2005. This assumes the Company achieve its business plan and complete the above described EDO Contract with out significant further losses or other remedies. Further, this assumes that the Company will be able to remain in compliance with all New Loan covenants. If, however, the Company is unable to realize its operating plan and is unable to remain in compliance with an New Loan agreement with the Bank, the Company may be forced to raise additional funds by selling stock or taking other actions to conserve its cash position.

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

The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as research and development expense as incurred. As of January 1, 2005 and September 30, 2004, the Company has accrued $247,440 and $514,489, respectively, for anticipated contract losses on commercial contracts.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, overnight repurchase agreements with the Bank and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At January 1, 2005 and September 30, 2004, the Company has restricted cash of $1,011,990. These amounts represent collateral for outstanding line of credit, letters of credit, performance on a contract with an international customer and credit card purchases. In addition, at January 1, 2005 and September 30, 2004, the Company had overnight repurchase agreements with the Bank of $7,406,540 and $880,895, respectively.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the asset’s estimated useful life. The estimated useful lives of property and equipment are as follows:

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

Goodwill and Intangible Assets

Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets purchased and liabilities assumed. We have accounted for our acquisitions using the purchase method of accounting. Values were assigned to goodwill and intangible assets based on third-party independent valuations, as well as management’s forecasts and projections that include assumptions related to future revenue and cash flows generated from the acquired assets.

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

We determine the fair value of each of the reporting units based on a discounted cash flow income approach. The income approach indicates the fair value of a business enterprise based on the discounted value of the cash flows that the business can be expected to generate in the future. This analysis is largely based upon projections prepared by us and data from sources of publicly available information available at the time of preparation. These projections are based on management’s best estimate of future results. In making these projections, we consider the markets we are addressing, the competitive environment and our advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. In addition, we perform a macro assessment of the overall likelihood that we would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows.

Long-lived Assets

Effective October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. This statement affects the Company’s treatment of goodwill and other intangible assets. The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement’s criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease.

The Company performs a goodwill impairment test as of the beginning of its fiscal fourth quarter, as required by SFAS No. 142 on an annual basis. The Company determines the fair value of each of the reporting units based on a discounted cash flow income approach.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders’ equity (deficit) is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions are reflected in the loss from operations and were not significant during the three months ended January 1, 2005 or for the fiscal year ended September 30, 2004.

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

Stock-based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock- based compensation of employees under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has elected the disclosure-only alternative under SFAS No. 123. The Company records the fair value as determined using the Black- Scholes option-pricing model of stock options and warrants granted to non-employees in exchange for services in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and is amortized ratably over the period the service is performed in the consolidated statement of operations.

No stock based employee compensation costs are included in the determination of net loss for all periods presented.

Had compensation cost for the Company’s stock-based compensation been determined based on fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net loss and loss per share for the three months ended January 1, 2005 and December 27, 2003 would have been increased to the pro forma amounts indicated below:

	Three Months Ended
	January 1, 2005		December 27, 2003
	Net Loss	Loss per Common Share, Basic and Diluted	Net Loss	Loss per Common Share, Basic and Diluted
As Reported	$(1,432,440)	$(0.05)	$(921,659)	$(0.04)
Stock based employee compensation expense	(168,276)	(0.01)	(802,258)	(0.03)

Pro Forma	$(1,600,716)	$(0.06)	$(1,723,917)	$(0.07)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life of seven years, expected volatility ranging from 72.3% to 80.4%, no dividends, and risk-free interest rate of 4.0% for the three months ended January 1, 2005, and an expected life of seven years, expected volatility ranging from 117.5% to 119.3%, no dividends, and risk-free interest rate of 4.00% for the three months ended December 27, 2003.

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

The Company’s trade accounts receivable and unbilled contract costs and fees are primarily from sales to U.S. government agencies and commercial customers. The Company does not require collateral and has not historically experienced significant credit losses related to receivables or unbilled contract costs and fees from individual customers or groups of customers in any particular industry or geographic area.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss and foreign currency translation adjustments.

Reclassifications

Certain prior-year balances have been reclassified to conform to current-year presentation.

Recent Accounting Pronouncements

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs – an amendment of ARB No. 43” (“FAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact of this standard on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in its fourth quarter of 2005. The Company has not yet determined the impact of applying the various provisions of SFAS No. 123R.

Note D. Loss per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:

	Three Months Ended
	January 1, 2005	December 27, 2003
Net loss	$(1,432,440)	$(921,659)

Basic and diluted:
Common shares outstanding, beginning of period	28,226,010	21,023,200
Weighted average common shares issued during the period	888,747	3,251,411

Weighted average shares outstanding—basic and diluted	29,114,757	24,274,611

Net loss per weighted average share, basic and diluted	$(0.05)	$(0.04)

As of January 1, 2005 and December 27, 2003, 5,809,508 and 5,491,605 shares of common stock issuable upon the exercise of options and warrants, respectively, were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive.  In addition, as of January 1, 2005 and December 27, 2003, 900,424, as adjusted and 3,070,000 shares of common stock issuable upon the conversion of the redeemable convertible Series B Preferred Stock, respectively, were excluded from the diluted weighted average common shares outstanding as their effect would be antidilutive.

Note E. Inventory

Inventory at the end of each period were as follows:

	January 1, 2005	September 30, 2004
Raw material	$1,696,925	$1,369,096
Work-in-process	4,097,329	4,373,925
Finished goods	599,122	441,651

	$6,393,376	$6,184,672

Note F. Segment Disclosures

The Company’s organizational structure is based on strategic business units that perform services and offer various products to the principal markets in which the Company’s products are sold. These business units equate to three reportable segments: Applied Technology, Power Systems and Electronics.

SatCon Applied Technology, Inc. performs research and development services in collaboration with third parties. SatCon Power Systems, Inc. specializes in the engineering and manufacturing of power systems. SatCon Electronics, Inc. designs and manufactures electronic products. The Company’s principal operations and markets are located in the United States.

The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations, including amortization of intangibles. Common costs not directly attributable to a particular segment are included in the Applied Technology segment. These costs include corporate costs such as executive officer compensation, facility costs, legal, audit and tax and other professional fees and totaled, $294,518, net of $255,612 in adjustments related to the 2002 accrued restructuring charge, and $592,897 for the three months ended January 1, 2005 and December 27, 2003, respectively.

The following is a summary of the Company’s operations by operating segment:

	Three Months Ended
	January 1, 2005	December 27, 2003
Applied Technology:
Funded research and development and other revenue	$912,865	$1,978,602

Loss from operations, including amortization of intangibles of $80,421 and $80,422 for the three months ended January 1, 2005 and December 27, 2003, respectively	$(767,919)	$(608,751)

Power Systems:
Product revenue	$6,030,580	$4,167,969

Loss from operations for the three months ended January 1, 2005 and December 27, 2003, respectively	$(296,048)	$(41,873)

Electronics:
Product revenue	$2,239,644	$2,040,577

Loss from operations, including amortization of intangibles of $31,250 for the three months ended January 1, 2005 and December 27, 2003, respectively	$(142,498)	$(93,302)

Consolidated:
Product revenue	$8,270,224	$6,208,546
Funded research and development and other revenue	$912,865	1,978,602

Total revenue	$9,183,089	$8,187,148

Operating loss	$(1,206,465)	$(743,926)
Net unrealized gain/(loss) on warrants to purchase common stock	21,939	42,782
Net unrealized gain on Series B warrants	—	35,442
Other income	(18,056)	—
Interest income	1,818	2,410
Interest expense	(231,676)	(258,367)

Net loss	$(1,432,440)	$(921,659)

Common assets not directly attributable to a particular segment are included in the Applied Technology segment. These assets include cash and cash equivalents, prepaid and other corporate assets and amounted to $8,931,676 and $2,924,667 at January 1, 2005 and September 30, 2004, respectively. The following is a summary of the Company’s assets by operating segment:

	January 1, 2005	September 30, 2004
Applied Technology:
Segment assets	$13,340,288	$7,477,961
Power Systems:
Segment assets	11,015,682	11,284,272
Electronics:
Segment assets	6,274,183	6,816,668
Consolidated:
Segment assets	30,630,153	$25,578,901
Warrants to purchase common stock	28,975	7,036

Total assets	$30,659,128	$25,585,937

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended
	January 1, 2005	December 27, 2003
Revenue by geographic region based on location of customer:
United States	$7,058,049	$6,622,908
Rest of world	2,125,040	1,564,240

Total revenue	$9,183,089	$8,187,148

	January 1,	September 30,
	2005	2004
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:
United States	$8,588,802	$8,941,166
Rest of world	63,414	67,600

Total long-lived assets (including goodwill and intangible assets)	$8,652,216	$9,008,766

Note G. Legal Matters

From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business.

In July 2003, Donald R. Gililland, Sharon Gililland, Vernon Dunham and Jean Dunham, owners of the real property commonly known as 4890 E. La Palma Avenue, Anaheim, CA 92870 (collectively the “Owners”), filed a complaint with the Orange County Superior Court against the Company and co-defendant, Mechanical Technologies, Inc. (“MTI”) for breach of lease relating to the former headquarters of Ling Electronics in Anaheim, CA. The Company acquired Ling Electronics from MTI in 1999. The complaint alleged, among other things, failure of the Company and MTI to maintain/repair premises. The Owners alleged that the cost of correction and repair of the various breaches by the Company of its obligations under the Lease would exceed the sum of $400,000. On January 27, 2005, the Company reached agreement to settle this outstanding claim. The claim was settled for $240,000 and released the Company from any future obligations.  The settlement amount is within the accrual established by the Company for this matter. (See Note I. Restructuring costs)

In October 2003, the Company was served with a Complaint by a former employee seeking, among other claims, severance and bonus compensation. In July of 2004, the employee filed an amended complaint in which two additional former employees joined the action seeking similar damages. The plaintiffs are seeking damages under multiple theories and claims in excess of $750,000.The Company has denied the allegations contained in the complaint and believes the claims are entirely without merit. It has and will continue to defend vigorously against the action.

On or about August 31, 2004, the Company was informed that Bristol Investment Group, Inc. had filed a Demand for Arbitration with the American Arbitration Association claiming that it was owed money and warrants under a September 2002 agreement whereby Bristol was to have arranged for a private placement financing transaction. The total amount at issue is approximately $240,000. The Company believes the demand is without merit and has counterclaimed against Bristol seeking repayment of monies already paid and unspecified damages for Bristol’s breach of the agreement. The Company does not believe that the matter will materially adversely affect the Company’s results of operations or financial condition.

The Company is not aware of any other current or pending litigation in which the Company is or may be a party that it believes could materially adversely affect the results of operations or financial condition or net cash flows.

Note H. Commitments and Contingencies

Letters of Credit

The Company utilizes a standby letter of credit to satisfy a security deposit requirement. This letter of credit is irrevocable and expires on July 15, 2005. In addition, the Company utilizes standby letters of credit to satisfy warranty commitments. These letters of credit are irrevocable and expire on February 15, 2005 and June 25, 2005. Outstanding standby letters of credit as of January 1, 2005 and September 30, 2004 were $961,900. The Company is required to pledge cash as collateral on these outstanding letters of credit. As of January 1, 2005 and September 30, 2004, the cash pledged as collateral for these letters of credit was $961,900, and is included in restricted cash and cash equivalents on the balance sheet.

Purchase Commitments:

In the ordinary course of business the Company enters into agreements with vendors for the purchase of goods and services through the issuance of purchase orders. In general the majority of these purchases do not represent commitments of the Company until the goods or services are received. In the third quarter of fiscal 2003 the Company provided for approximately $900,000 related to outstanding purchase commitments that were related to its Shaker and UPS product lines. At January 1, 2005 and September 30, 2004 the balance outstanding on these purchase commitments was $390,330. These amounts are included in other accrued expenses in the Company’s consolidated balance sheet.

Employment Agreements:

The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. As of January 1, 2005, the Company’s potential obligation to these employees was approximately $614,000. Subsequent to the end of the first fiscal quarter the Company severed the employment of an employee that had an employment agreement that provided for severance. The Company will record a charge of approximately $100,000 related to this severance agreement in its results of operations for the second fiscal quarter ended April 2, 2005.

Contract Losses:

In late fiscal 2002, the Company entered into a fixed price contract with EDO Corporation (“EDO”) for the design and development of a power converter for a new mine sweeping system for the U.S. Navy. The fixed price contract, which initially totaled $1.1 million, involved milestones and progress payments and called for the delivery of four prototype power units. These new power units require substantial engineering to meet the space, thermal and performance requirements of the customer. At the end of fiscal 2003 the Company forecasted that the project would be completed during fiscal 2004 and the Company accrued $0.7 million for the then anticipated cost overrun to be incurred for the project. Subsequently the Company was successful in negotiating with the customer to increase the contract value by $0.4 million to a total of $1.5 million which was not recorded at that time due to technological uncertainties that existed at that time.

In the third and fourth quarters of fiscal 2004 and through the first quarter of fiscal 2005, the Company encountered unanticipated problems related to performance requirements. At the end of the third quarter the Company had completed the technical design and was working on integration and testing. Currently, the Company estimates that it will incur costs of approximately $3.0 million to complete the project. Accordingly, the Company had recorded an additional charge in the third and fourth fiscal quarters of 2004 totaling $0.8 million. During the first quarter of fiscal 2005 there were no changes to the Company’s estimate and no additional charges were recorded related to these contracts.

Although the Company believes that it will complete this contract to the satisfaction of the customer, it is possible that the Company will not be successful. If this were to occur, the customer would have remedies, as defined in the contract, and the Company may be liable for those costs. The Company considers this unlikely and is unable to estimate any possible cost exposure at this time.

Note I. RESTRUCTURING COSTS

As of September 30, 2004, the Company had $495,612 accrued related to a restructuring cost, which was established in April 2002. On January 27, 2005, the Company reached a settlement with the landlord of the Anaheim facility in the amount of $240,000 as final settlement for all claims. In addition, the Company has determined that all remaining restructuring liabilities accrued are no longer warranted and that all matters related to the restructuring charge have been settled, therefore the Company has adjusted all remaining balances related to severance costs, facilities cost and equipment costs remaining as of January 1, 2005, resulting in a reduction of accrued restructuring charges of $255,612 and reflected in the Company’s statement of operations for the first fiscal quarter ended January 1, 2005. The Company expects the remaining balance to be paid during the second quarter of fiscal 2005.

The following is a status of the Company’s accrued restructuring costs and the changes for the periods then ended:

	Balance September 30, 2004	Amounts Paid or Assets Disposed Of	Adjustments	Balance January 1, 2005
Severance costs	$89,353	$—	$(89,353)	$—
Facility costs	306,320	—	(66,320)	240,000
Equipment costs	99,939	—	(99,939)	—
Accrued restructuring costs	$495,612	$—	$(255,612)	$240,000

Note J. PRODUCT WARRANTIES

In its Power Systems Division the Company provides a warranty to its customers for most of its products sold. In general the Company’s warranties are for one year after the sale of the product, and in some limited instances two years. The Company reviews its warranty liability quarterly. Factors taken into consideration when evaluating the Company’s warranty reserve are i.) Historical claims for each product, ii.) The development stage of the product, and iii.) Other factors.

The following is a summary of the Company’s accrued warranty activity for the following periods:

	January 1, 2005	September 30, 2004
Balance at beginning of period	$642,119	$765,336
Provision	—	35,127
Usage	(28,471)	(158,344)
Balance at end of period	$613,648	$642,119

Note K. Subsequent Events

On January 18, 2005, the Company announced that Dr. Millard S. Firebaugh had agreed to become the Company’s new President and Chief Operating Officer. Dr. Firebaugh is expected to begin serving in these roles in late February 2005.

On January 27, 2005, the Company settled the outstanding claim brought against it by Donald R. Gililland, Sharon Gililland, Vernon Dunham and Jean Dunham, related to a facility lease. The claim was settled for $240,000 and released the Company from any future obligations. The Company had accrued costs to settle this claim (See Note I. Restructuring Costs). The settlement of this claim is accounted for in the results of operations for the quarter ended January 1, 2005, and will be paid in the Company’s second fiscal quarter.

On January 28, 2005, Dr. Gerald Wilson resigned as a director of the Company.  This information was furnished to the Securities and Exchange Commission on a Current Report on Form 8-K, as amended, dated January 28, 2005.

Effective January 31, 2005, the Company entered into the New Loan with the Bank. Under the terms of the New Loan, the Bank will provide the Company with a credit line of up to $7.0 million. The New Loan is secured by most of the assets of the Company and advances under the New Loan are limited to 80% of eligible receivables and up to $1.0 million based on the levels of eligible inventory. Interest on outstanding borrowings accrues at the Bank’s prime rate of interest plus 2% per annum. In addition the Company will pay to the Bank a collateral handling fee of $1,000 per month and has agreed to the following additional fees: (i) $25,000 commitment fee; (ii) an unused line fee in the amount of 0.5% per annum; and (iii) an early termination fee of 0.5% of the total credit line if the Company terminates the New Loan within the first six months. The New Loan contains certain financial covenants relating to tangible net worth, as defined, which the Company must satisfy in order to continue to borrow from the Bank. The New Loan will expire on January 30, 2006.

On February 2, 2004, Mr. Ralph M. Norwood resigned as Vice President of Finance, Chief Financial Officer and Treasurer of the Company. This information was furnished to the Securities and Exchange Commission on a Current Report on Form 8-K, as amended, dated January 28, 2005.

On February 3, 2005, the Board of Directors of SatCon Technology Corporation (the “Company”) approved the appointment of David E. O’Neil as Vice President of Finance and Treasurer, effective March 1, 2005. On February 14, 2005, the Company issued a press release announcing Mr. O’Neil’s appointment. This information was furnished to the Securities and Exchange Commission on a Current Report on Form 8-K, dated February 3, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement

This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Act of 1934. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “intends,” “estimates,” and similar expressions, whether in the negative or in the affirmative. Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, our actual results could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements below under the heading “Factors Affecting Future Results” that we believe could cause our actual results to differ materially from the forward-looking statements that we make. We do not intend to update information contained in any forward-looking statements we make.

Recent Developments

On December 22, 2004, we sold 4,848,484 shares of common stock under our universal shelf registration statement directly to several unrelated institutional investors for proceeds of $7,430,000, net of transaction costs. As part of the December 22, 2004 financing we also issued warrants to purchase up to 2,181,818 shares of common stock. These warrants have an exercise price of $2.00 per share. These warrants are immediately exercisable and expire on December 21, 2009. We have valued these warrants at $1,602,954, using the Black-Scholes option pricing model. A portion of the proceeds was used to pay off amounts outstanding on our line of credit.

On December 21, 2004, we amended our existing $6.2 million credit line agreement with Silicon Valley Bank (the “Bank”) through March 1, 2005. During the first quarter of fiscal 2005, we had peak borrowings of $1.7 million on our line of credit. As of January 1, 2005, there are no amounts outstanding on the line of credit.

Effective January 31, 2005, we entered into a new loan agreement with the Bank (the “New Loan”), which replaced our amended loan with the Bank. Under the terms of the New Loan, the Bank will provide us with a credit line of up to $7.0 million. The New Loan is secured by most of the assets of the Company and advances under the New Loan are limited to 80% of eligible receivables and up to $1.0 million based on the levels of eligible inventory. Interest on outstanding borrowings accrues at the Bank’s prime rate of interest plus 2% per annum. In addition we will pay to the Bank a collateral handling fee of $1,000 per month and have agreed to the following additional fees: (i) $25,000 commitment fee; (ii) an unused line fee in the amount of 0.5% per annum; and (iii) an early termination fee of 0.5% of the total credit line if we terminate the New Loan within the first six months. The New Loan contains certain financial covenants relating to tangible net worth, as defined, which we must satisfy in order to continue to borrow from the Bank. The New Loan will expire on January 30, 2006.

On January 18, 2005, we announced that Dr. Millard S. Firebaugh had agreed to become our new President and Chief Operating Officer. Dr. Firebaugh is expected to begin serving in these roles in late February 2005.

On January 27, 2005, we settled the outstanding claim brought against it by Donald R. Gililland, Sharon Gililland, Vernon Dunham and Jean Dunham, related to a facility lease. The claim was settled for $240,000 and released us from any future obligations. We had accrued costs to settle this claim (See Note I. Restructuring Costs). The settlement of this claim is accounted for in the results of operations for the quarter ended January 1, 2005, and will be paid in the second fiscal quarter.

On January 28, 2005, Dr. Gerald Wilson resigned as a director of the Company.

On February 2, 2004, Mr. Ralph M. Norwood resigned as Vice President of Finance, Chief Financial Officer and Treasurer of the Company.

On February 3, 2005, David E. O’Neil was appointed as Vice President of Finance and Treasurer, effective March 1, 2005.

Overview (Executive Summary)

SatCon designs, develops and manufactures high-efficiency high power electronics and a variety of standard and custom high-performance machines for specific applications. SatCon’s power control products convert, store and manage electricity for businesses and consumers, the U.S Government and military that require high-quality, uninterruptible power. SatCon is utilizing its engineering and manufacturing expertise to develop products that it believes will be integral components of distributed power generation and power quality systems. SatCon’s specialty motors are typically designed and manufactured for unique customer requirements such as high power-to-size requirements or high efficiency.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, receivable reserves, inventory reserves, goodwill and intangible assets and income taxes. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates were discussed with our Audit Committee.

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

We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed-upon the final indirect cost rates for the fiscal year ended September 30, 2001. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of January 1, 2005 and September 30, 2004, we have accrued approximately $0.2 and $0.9 million, respectively, for anticipated contract losses.

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

At the end of June 2003, we were actively engaged in selling our Shaker product line, and we were pursuing a strategy that we hoped would lead to a strategic alliance with a larger company for the development and exploitation of the advantages embodied in our Uninterruptible Power Supply (“UPS”) system. During the process of considering various options, we concluded that both our Shaker and UPS system inventories were overvalued based upon the June 2003 plans. We analyzed the situation, recorded an increase to our valuation reserve and were actively considering offers for this product line. This reserve was based on our assessment of the situation as of that time. We had no orders associated with this reserved inventory and there was no sales force dedicated to the sales and marketing of these products. During the first quarter of fiscal 2004, we decided to terminate discussions about the possible sale of the Shaker product line and focus on generating orders. This decision to retain our Shaker product line was due in part to a significant improvement in our liquidity situation. The restarting of this line of business took some time and in the first quarter of 2004 no shaker units were sold. At the end of the first quarter, the gross inventory for our Shaker product line inventory totaled $2.1 million and our valuation reserve against that inventory was $2.0 million, or 95%. During our second and third quarters of fiscal 2004, we were successful in resuming sales levels of our Shakers. As a result, we used some inventory that we had largely written-down. During the second, third and fourth quarters of fiscal 2004 and through the end of the first quarter of fiscal 2005, we sold inventory that originally had a cost of $0.6 million. For the quarter ended January 1, 2005, we sold inventory that originally had a cost of $0.1 million.         As this inventory is used we reduce the valuation reserve on a first in first out and pro rata basis. In addition, we had originally accrued approximately $0.9 million for purchase commitments related to the UPS and Shaker product lines. In the third and fourth quarters of 2004 and through the first quarter of fiscal 2005, we sold products containing approximately $0.2 million of inventory previously reserved related to these purchase commitments. For the quarter ended January 1, 2005, we did not sell any inventory which was previously reserved related to these purchase commitments. Although it is unclear how much of the remaining inventory we will sell and during which periods it will occur, as we sell this inventory our cost of product revenue will be lower than normal as this inventory has been largely written-down. As a result, to the extent this inventory is sold in the future, our margins will be favorably impacted compared with results that would otherwise be achieved.

Goodwill and Intangible Assets

Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets purchased and liabilities assumed. We have accounted for our acquisitions using the purchase method of accounting. Values were assigned to goodwill and intangible assets based on third-party independent valuations, as well as management’s forecasts and projections that include assumptions related to future revenue and cash flows generated from the acquired assets.

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

We determine the fair value of each of the reporting units based on a discounted cash flow income approach. The income approach indicates the fair value of a business enterprise based on the discounted value of the cash flows that the business can be expected to generate in the future. This analysis is largely based upon projections prepared by us and data from sources of publicly available information available at the time of preparation. These projections are based on management’s best estimate of future results. In making these projections, we consider the markets we are addressing, the competitive environment and our advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. In addition, we perform a macro assessment of the overall likelihood that we would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows.

Long-Lived Assets

As of October 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement requires that long-lived assets be reviewed for possible impairment, if certain conditions exist, with impaired assets written down to fair value.

We determine the fair value of certain of the long-lived assets based on a discounted cash flow income approach. The income approach indicates the fair value of a long-lived assets based on the discounted value of the cash flows that the long-lived asset can be expected to generate in the future over the life of the long-lived asset. This analysis is based upon projections prepared by us. These projections represent management’s best estimate of future results. In making these projections, we consider the markets we are addressing, the competitive environment and our advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. In addition, we perform a macro assessment of the overall likelihood that we would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $37.4 million as of January 1, 2005, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

Three Months Ended January 1, 2005 Compared to Three Months Ended December 27, 2003

Product Revenue. Product revenue increased by $2.1 million, or 33%, from $6.2 million in fiscal 2004 to $8.3 million in fiscal 2005. The increase in product revenue was comprised of $1.9 million from our Power Systems division.  This increase of $1.9 million in revenue from Power Systems was largely due to increased sales in our Power Conversion products of $2.7 million over that of the same quarter in fiscal 2004, offset in part by a $0.8 million reduction in our Uninterruptible Power Supply (“UPS”) product line revenue. Approximately half of the increase in our power conversion products related to two sales to overseas customers. We also benefited from increases in shipments of power conversion products for photovoltaic applications. The $0.8 million reduction in the UPS product line revenue was due to the fact that no products were sold in the first quarter of fiscal 2005 compared to one 2.2 MW Rotary UPS unit being sold during the first quarter of fiscal 2004.

Funded research and development and other revenue. Funded research and development and other revenue decreased by $1.1 million, or 55%, from $2.0 million in fiscal 2004 to $0.9 million in fiscal 2005. This decrease was primarily attributable to less overall business in our Applied Technology Division, delays in starting-up several existing contracts, a decrease in revenue of $0.6 million from a Naval program which existed in fiscal 2004, and a decrease in revenue of $0.3 million from a contract with General Atomics to deliver power converter and control assemblies for the RV Triton, a British research vessel, combined with efforts focused on completing the EDO contract, which took away from our ability to work on other opportunities.  (See Note H. Commitments and Contingencies – Contract Losses). These factors coupled with significant increased efforts expended on marketing and business development resulted in lower funded research and development and other revenue for the quarter ended January 1, 2005 as compared to the quarter ended December 27, 2003.

Cost of product revenue. Cost of product revenue increased by $2.0 million, or 38%, from $5.2 million in fiscal 2004 to $7.2 million in fiscal year 2005. The increase was primarily attributable to higher material costs associated with the increase in sales volume and, to a lesser extent, higher manufacturing costs and a shift in our product mix to higher cost products being sold. In addition, during the quarter we incurred approximately $0.1 million related to the commissioning of a sale in our Power Systems Division to a foreign customer. These increases were offset, in part, by products sold which contained certain materials which had been substantially written down or reserved which resulted in reduced costs. This improved gross margin by less than $0.1 million during the quarter ended January 1, 2005. As a result of these higher materials and manufacturing costs, gross margin declined from 16% in fiscal 2004 to 13% in fiscal 2005.

Funded research and development and other revenue expenses. Funded research and development and other revenue expenses decreased by $0.7 million, or 50%, from $1.4 million in fiscal 2004 to $0.7 million in fiscal 2005.  The gross margin on funded research and other revenue decreased from 30% in fiscal 2004 to 18% in fiscal 2005. This decrease is a partly attributable to the efforts being applied to the EDO contract for which there is no revenue recorded during the quarter, the different mix of contract types, program overruns and, to a lesser extent, program execution inefficiencies . (See Note H. Commitments and Contingencies – Contract Losses).

Unfunded research and development expenses. We expended approximately $43,000 on unfunded research and development in fiscal 2005 compared with approximately $1,000 spent in fiscal 2004. The spending in the first quarter of fiscal 2005 was related to unfunded engineering in our Power Systems Division.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately $0.3 million, or 14%, from $2.2 million in fiscal 2004 to $2.5 million in fiscal 2005. The increase was primarily the result of approximately $0.3 million incurred as a result of increased head count and payroll related costs across all operating units and the effects of foreign currency exchange rates related to our Canadian subsidiary as compared to the first quarter of fiscal 2004, offset by approximately $45,000 in lower corporate costs as compared to the first quarter of 2004.

Amortization of intangibles. Amortization of intangibles remained flat at $0.1 million.

Restructuring costs. During April 2002, we commenced a restructuring plan designed to streamline our production base, improve efficiency and enhance our competitiveness and recorded a restructuring charge of $1.5 million. As of September 30, 2004 the balance of the restructuring accrual was $495,612. On January 27, 2005 we agreed to settle our outstanding lawsuit with the landlord of the Anaheim, California facility for $240,000, for which approximately $300,000 had been allocated. As a result of this settlement and our evaluation of the remaining restructuring charges we recorded a benefit in our statement of operations for the period ended January 1, 2005 in the amount of $255,612. (See Note I. Restructuring costs).

Net unrealized gain on warrants to purchase common stock. We had approximately $22,000 unrealized gain on warrants to purchase common stock in fiscal year 2005 compared to an unrealized gain of approximately $43,000 in fiscal year 2004. We account for our warrants to purchase Mechanical Technology Incorporated’s common stock and to purchase Beacon Power Corporation’s common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we have recorded these warrants at their fair value at January 1, 2005 and December 27, 2003.  Our warrants to purchase Mechanical Technology Incorporated’s common stock expired unexercised on October 21, 2003 and January 31, 2004 and we no longer account for these Mechanical Technology Incorporated warrants in accordance with SFAS No. 133.

Other (expense). Other expense was approximately $18,000 for first quarter of fiscal year 2005.

Interest expense. Interest expense was approximately $0.2 million for fiscal year 2005 compared with $0.3 million for fiscal year 2004. Interest expense in fiscal 2005 includes non-cash interest of approximately $0.2 million associated with our December 2004 financing and the related anti-dilution effects on the Series B preferred stock and warrants issued with the Series B preferred stock. In addition, during the quarter we had borrowing under the Amended Loan with our Bank, interest expense related to our line of credit during the quarter was approximately $16,000, and there are no outstanding amounts under the line at January 1, 2005.

Liquidity and Capital Resources

As of January 1, 2005, we had $8.1 million of cash, of which $1.0 million was restricted. At this time no funds had been drawn against our $6.3 million line of credit with Silicon Valley Bank. The maximum amount we can borrow under this agreement is $5.0 million based upon 80% of eligible receivables. As of January 1, 2005, approximately $3.0 million could have been borrowed based on the level of eligible receivables. Our trade payables, at January 1, 2005, totaled $3.2 million, of which $0.7 million were for invoices over 60 days old. In addition, we had $0.4 million of accrued accounts payable at January 1, 2005 for goods and services received but not yet invoiced.

On December 22, 2004, we sold 4,848,484 shares of common stock under our universal shelf registration statement directly to several unrelated institutional investors for proceeds of $7,430,000, net of transaction costs. As part of the December 22, 2004 financing we also issued warrants to purchase up to 2,181,818 shares of common stock. These warrants have an exercise price of $2.00 per share. These warrants are immediately exercisable and expire on December 21, 2009. We have valued these warrants at $1,602,954, using the Black-Scholes option pricing model.  A portion of the proceeds from this financing was used to pay off amounts outstanding on our line of credit.

 On December 29, 2004 we filed our Form 10-K with the Securities and Exchange Commission for our fiscal year ended September 30, 2004. At the time of filing our “unaffiliated” market capitalization was below the $75 million required to maintain our universal shelf registration statement and, consequently, we can no longer use that universal shelf registration statement to issue registered securities.

In December 2004 we extended our $6.3 million consolidated line of credit with the Silicon Valley Bank through March 1, 2005.

Effective January 31, 2005, we entered into the New Loan with the Bank. Under the terms of the New Loan, the Bank will provide us with a credit line of up to $7.0 million. The New Loan is secured by most of the assets of the company and advances under the New Loan are limited to 80% of eligible receivables and up to $1.0 million based on the levels of eligible inventory. Interest on outstanding borrowings accrues at the Bank’s prime rate of interest plus 2%

per annum. In addition we will pay to the Bank a collateral handling fee of $1,000 per month and have agreed to the following additional fees: (i) $25,000 commitment fee; (ii) an unused line fee in the amount of 0.5% per annum; and (iii) an early termination fee of 0.5% of the total credit line if we terminate the New Loan within the first six months. The New Loan contains certain financial covenants relating to tangible net worth, as defined, which we must satisfy in order to continue to borrow from the Bank. The New Loan will expire on January 30, 2006.

We anticipate that our current cash together with the ability to borrow under the New Loan will be sufficient to fund our operations at least through September 30, 2005. This assumes that we will achieve our business plan, complete our fixed price contract with EDO Corporation as envisioned and remain in compliance with all New Loan covenants. If, however, we are unable to realize our business plan, are unable to successfully complete our contract with EDO Corporation and are unable to remain in compliance with the New Loan, we may be forced to raise additional funds by selling stock or taking other actions to conserve our cash position.

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

We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past ten years. Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities, public security offerings, and borrowings on our line of credit and capital equipment leases.

As of January 1, 2005, our cash and cash equivalents were $8.1 million, including restricted cash and cash equivalents of $1.0 million, an increase of $5.9 million from September 30, 2004.  In addition, we had accounts payables and accrued expenses of approximately $8.5 million and deferred revenue of approximately $1.0 million. Cash used in operating activities for the three months ended January 1, 2005 was $1.4 million as compared to $2.5 million for three months ended December 27, 2003.

Operating Activities

Cash used in operating activities during the three months ended January 1, 2005 was primarily attributable to the net loss of $1.4 million, offset by $0.8 million of non-cash items such as depreciation and amortization, increases in allowances for uncollectible accounts, non-cash interest expense related to our December 2004 financing transaction and a $0.8 million decrease in working capital.

Investing Activities

Cash used in investing activities during the three months ended January 1, 2005 was $0.1 million as compared to cash used in investing activities of $24,310 for the three months ended December 27, 2003.

Financing Activities

Cash provided by financing activities for the three months ended January 1, 2005 was approximately $7.4 million as compared to $6.7 million for the three months ended December 27, 2003. Net cash provided by financing activities during the three months ended January 1, 2005 includes $8.0 million of proceeds from the sale of common stock of the Company in the December 2004 financing transaction, net of approximately $0.6 million in transaction related costs. Net cash provided by financing activities during the three months ended December 27, 2003 included $7.0 million in net proceeds from the issuance of convertible preferred stock, $1.6 million from the exercise of options and warrants to purchase common stock, offset by $1.8 million used to pay down outstanding amount under the bank line of credit and $70,000 used for the repayment of long term debt.

We lease equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments, as of January 1, 2005, under the capital and operating leases with non-cancelable terms are as follows:

Fiscal Years ended September 30,	Capital Leases	Operating Leases

2005	$199,645	$760,476
2006	316,762	852,188
2007	—	888,801
2008	—	900,814
2009	—	852,832
Thereafter	—	520,242
Total	$516,407	$4,775,353

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

For each of the past ten fiscal years, we have experienced losses from operating our businesses. As of January 1, 2005, we had an accumulated deficit of approximately $129.1 million. During the fiscal year ended September 30, 2004, we had a loss from operations of approximately $4.0 million and during the quarter ended January 1, 2005 we had a loss from operations of approximately $1.2 million. If we are unable to operate on a cash flow breakeven basis during 2005, we may need to raise additional capital in order to sustain our operations. There can be no assurance that we will be able to achieve such results or to raise such funds if they are required.

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

We have authorized 50,000,000 shares of our common stock, of which 33,255,527 shares were issued and outstanding as of February 14, 2005. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise the capital that we may need at today’s stock prices, we will need to issue securities that are convertible into or exercisable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options, whether currently outstanding or subsequently granted, exercise their options or if warrant holders exercise their warrants to purchase shares of our common stock. In December 2004, we issued 4,848,484 shares of common stock to investors for $1.65 per share and warrants to purchase 2,181,818 shares of common stock to investors; the exercise price for these warrants is $2.00. As of January 1, 2005, none of these warrants have been exercised.

The sale or issuance of a large number of shares of our common stock could depress our stock price.

As of February 15, 2005, we have reserved 7,494,386 shares of common stock for issuance upon exercise of stock options and warrants, 1,193,020 shares for future issuances under our stock plans and 131,804 shares for future issuances as matching contributions under our 401(k) plan. We have also reserved 900,424 shares of common stock for issuance upon conversion of the outstanding Series B Preferred Stock, which can be converted at any time. As of February 15, 2005, holders of warrants and options to purchase an aggregate of 5,888,783 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144. In December 2004, we issued warrants to purchase an additional 2,181,818 shares of common stock. These warrants are immediately exercisable and, upon exercise and are included in the numbers above, the underlying common stock may be transferred at any time subject, in some cases, to Rule 144.

We have not consistently complied with Nasdaq’s Marketplace rules for continued listing, which exposes us to the risk of delisting from the Nasdaq National Market.

Our stock is listed on the Nasdaq National Market, which affords us an opportunity for relatively broad exposure to a wide spectrum of prospective investors. As a requirement of continued inclusion in the Nasdaq National Market, SatCon must comply with Nasdaq’s Marketplace Rules. In 2003, SatCon received notice from Nasdaq that it was not in compliance with Marketplace Rules. Subsequently, in late 2003, Nasdaq advised SatCon that it had achieved compliance, and SatCon has continued to maintain compliance with the Nasdaq National Market Marketplace Rules for Continued Inclusion since that time. However, if we fail to maintain compliance with these rules and our common stock is delisted from the Nasdaq National Market, there could be a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with the Nasdaq National Market, the loss of federal preemption of state securities laws, the potential loss of confidence by suppliers, customers and employees, as well as the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

We expect to generate a significant portion of our future revenues from sales of our power control products and cannot assure market acceptance or commercial viability of our power control products.

We intend to continue to expand development of our power control products. We cannot assure you that potential customers will select SatCon’s products to incorporate into their systems or that our customers’ products will realize market acceptance, that they will meet the technical demands of their end users or that they will offer cost-effective advantages over existing products. Our marketing efforts have included development contracts with several customers and the targeting of specific market segments for power and energy management systems. We cannot know if our commercial marketing efforts will be successful in the future. Additionally, we may not be able to develop competitive products, our products may not receive market acceptance, and we may not be able to compete profitably in this market, even if market acceptance is achieved. If our products do not gain market acceptance or achieve commercial viability, we will not attain our anticipated levels of profitability and growth.

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

We are heavily dependent on contracts with the U.S. government and its agencies or from subcontracts with the U.S. government’s prime contractors for revenue to develop our products, and the loss of one or more of our government contracts could preclude us from achieving our anticipated levels of growth and revenues.

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

Many of our patents are the result of inventions made under U.S. government-funded research and development programs. With respect to any invention made with government assistance, the government has a nonexclusive, nontransferable, irrevocable, paid-up license to use the technology or have the technology employed for or on behalf of the U.S. government throughout the world. Under certain conditions, the U.S. government also has “march-in rights,” which enable the U.S. government to require us to grant a nonexclusive, partially exclusive, or exclusive license in any field of use to responsible applicants, upon terms that are reasonable under the circumstances.

Our business could be adversely affected if we are unable to protect our patents and proprietary technology.

As of February 14, 2005, we held 71 U.S. patents and had 2 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe, and Asia for many of these patents. The expiration dates of our patents range from 2009 to 2021, with the majority expiring after 2015. As a qualifying small business from our inception to date, we have retained commercial ownership rights to proprietary technology developed under various U.S. government contracts and grants.

Our patent and trade secret rights are of significant importance to us and to our future prospects. Our ability to compete effectively against other companies in our industry will depend, in part, on our ability to protect our proprietary technology and systems designs relating to our products. Although we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be successful in doing so. Further, our competitors may independently develop or patent technologies that are substantially equivalent or superior to ours. No assurance can be given as to the issuance of additional patents or, if so issued, as to their scope. Patents granted may not provide meaningful protection from competitors. Even if a competitor’s products were to infringe patents owned by us, it would be costly for us to pursue our rights in an enforcement action and there can be no assurance that we would be successful in enforcing our intellectual property rights. Because we intend to enforce our patents, trademarks and copyrights and protect our trade secrets, we may be involved from time to time in litigation to determine the enforceability, scope and validity of these rights. This litigation could result in substantial costs to us and divert resources from operational goals. In addition, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country where we operate or sell our products.

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

We use third-party suppliers for components in many of our systems. From time to time, shipments can be delayed because of industry-wide or other shortages of necessary materials and components from third-party suppliers. A supplier’s failure to supply components in a timely manner, or to supply components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could impair our ability to deliver our products in accordance with contractual obligations.

On occasion, we agree to fixed price engineering contracts in our Applied Technology Division, which exposes us to losses.

Most of our engineering design contracts are structured on a cost-plus basis. However, on occasion we have entered into fixed price contracts, which may expose us to loss. A fixed priced contract, by its very nature, requires cost estimates during the bidding process and throughout the contract, as the program proceeds to completion. Depending upon the complexity of the program, the estimated completion costs could change frequently and significantly during the course of the contract. We regularly involve the appropriate people on the program and finance staffs to arrive at a reasonable estimate of the cost to complete.  However, due to unanticipated technical challenges and other factors, there is the potential for substantial cost overruns in order to complete the contract in accordance with the contract specifications. Currently we have only two significant contracts of this type. During the fiscal year ended September 30, 2004, we had recorded losses on these contracts of approximately $0.8 million.  No additional losses were recorded on these contracts during the quarter ended January 1, 2005.

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

Some provisions of our certificate of incorporation and bylaws may delay, deter or prevent a change in control of SatCon or a change in our management that you, as a stockholder, may consider favorable. These provisions include:

•                                          authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and deter a takeover attempt;

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

Our loan agreement with Silicon Valley Bank subjects us to various restrictions on our ability to engage in certain activities without the prior written consent of the bank, including, among other things, our ability to:

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

As of February 14, 2005, 425 shares of our Series B Preferred Stock were outstanding. Pursuant to the terms of the certificate of designation creating the Series B Preferred Stock, upon a liquidation of our company, the holders of shares of the Series B Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is $5,000 per share of Series B Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares. Dividends accrue on the shares of Series B Preferred Stock at a rate of 6% per annum increasing to a rate of 8% per annum on October 1, 2005.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs – an amendment of ARB No. 43” (“FAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”).
SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require Satcon to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which Satcon currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires Satcon to adopt the new accounting provisions beginning in our fourth quarter of 2005. Satcon has not yet determined the impact of applying the various provisions of SFAS No. 123R.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities. Interest on outstanding balances on the New Loan accrues at a rate equal to the Bank’s prime rate of interest plus 2.0% per annum. Our ability to carry out our business plan or our ability to finance future working capital requirements may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.

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

Item 4. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and interim principal financial officer (currently the same person, David B. Eisenhaure, until a new principal financial officer is engaged), of the effectiveness of the Company’s disclosure controls and procedures. While the Company has identified internal control deficiencies, which are discussed below, the Company’s evaluation indicated that these deficiencies did not impair the effectiveness of the Company’s overall disclosure controls and procedures. Based upon that evaluation, Mr. Eisenhaure, acting as both the principal executive officer and interim principal financial officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our management and Audit Committee were notified by Grant Thornton LLP (“Grant Thornton”), of three significant deficiencies they observed during the audit of the September 30, 2004 financial statements.

The first significant deficiency relates to a need to formalize policies and procedures (including code of conduct, process to evaluate complaints about accounting and financial reporting and anonymous submission process, documenting that control activities have occurred, and a comprehensive accounting and financial reporting policies and procedures manual). The Company either had begun to formalize policies in these areas or had plans to do so prior to receiving Grant Thornton’s observations. The Company will continue with these plans.

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

In July 2003, Donald R. Gililland, Sharon Gililland, Vernon Dunham and Jean Dunham, owners of the real property commonly known as 4890 E. La Palma Avenue, Anaheim, CA 92870 (collectively the “Owners”), filed a complaint with the Orange County Superior Court against the Company and co-defendant, Mechanical Technologies, Inc. (“MTI”) for breach of lease relating to the former headquarters of Ling Electronics in Anaheim, CA. The Company acquired Ling Electronics from MTI in 1999. The complaint alleged, among other things, failure of the Company and MTI to maintain/repair premises. The Owners alleged that the cost of correction and repair of the various breaches by the Company of its obligations under the Lease would exceed the sum of $400,000. On January 27, 2005, the Company agreed to settle this outstanding claim. The claim was settled for $240,000 and released the Company from any future obligations. The settlement amount is within the accrual established by the Company for this matter. (See Note I. Restructuring costs)

In October 2003, the Company was served with a Complaint by a former employee seeking, among other claims, severance and bonus compensation. In July of 2004, the employee filed an amended complaint in which two additional former employees joined the action seeking similar damages. The plaintiffs are seeking damages under multiple theories and claims in excess of $750,000.The Company has denied the allegations contained in the complaint and believes the claims are entirely without merit. It has and will continue to defend vigorously against the action.

On or about August 31, 2004, the Company was informed that Bristol Investment Group, Inc. had filed a Demand for Arbitration with the American Arbitration Association claiming that it was owed money and warrants under a September 2002 agreement whereby Bristol was to have arranged for a private placement financing transaction. The total amount at issue is approximately $240,000. The Company believes the demand is without merit and has counterclaimed against Bristol seeking repayment of monies already paid and unspecified damages for Bristol’s breach of the agreement. The Company does not believe that the matter will materially adversely affect the Company’s results of operations or financial condition.

We are not aware of any other current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or net cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

On April 19, 2004, the Company completed the first phase of its stock option exchange offer. A total of 781,158 options with an average exercise price of approximately $12.30 were tendered by employees and directors and then cancelled by the Company in exchange for the future issuance of options. On October 20, 2004, we completed the final phase of the exchange offer by issuing 658,508 options to employees and directors of the Company. These options have an exercise price of $2.08 per share, the market price of our stock on the date of issuance. Executive officers of the Company elected not to participate in the program.

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

SATCON TECHNOLOGY CORPORATION
Date: February 15, 2005	By:	/s/ DAVID B. EISENHAURE
David B. Eisenhaure President, Chief Executive Officer and Interim Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit

31.1	Certification by Chief Executive Officer and Interim Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002