Form 10-Q
period 2005-04-02
SATCON TECHNOLOGY CORP
filed 2005-05-17
CIK 889423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2005

Commission File Number 1-11512

SATCON TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2857552 (IRS Employer Identification No.)

27 Drydock Avenue Boston, Massachusetts (Address of principal executive offices)	02210 (Zip Code)

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

Common Stock, $0.01 Par Value,

33,360,276 shares outstanding as of May 10, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 2, 2005	September 30, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,120,499	$1,171,152
Restricted cash and cash equivalents	84,000	1,011,900
Accounts receivable, net of allowance of $810,387 and $848,565 at April 2, 2005 and September 30, 2004, respectively	6,771,297	6,274,178
Unbilled contract costs and fees	124,529	447,405
Funded research and development expenses in excess of billings	—	292,111
Inventory	6,871,693	6,184,672
Prepaid expenses and other current assets	1,271,025	687,083
Total current assets	19,243,043	16,068,501
Warrants to purchase common stock	—	7,036
Property and equipment, net	5,417,738	5,913,211
Goodwill, net	704,362	704,362
Intangibles, net	2,129,183	2,391,193
Other long-term assets	529,987	501,634
Total assets	$28,024,313	$25,585,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$393,072	$184,177
Accounts payable	3,611,871	3,823,249
Accrued payroll and payroll related expenses	1,478,774	1,449,349
Other accrued expenses	1,983,985	2,412,409
Accrued contract losses	84,779	514,489
Deferred revenue	1,904,662	2,048,442
Accrued restructuring costs	—	495,612
Total current liabilities	9,457,143	10,927,727
Redeemable convertible Series B preferred stock (425 shares issued and outstanding; face value: $5,000 per share; liquidation preference: 100%)	2,125,000	2,125,000
Long-term debt, net of current portion	—	311,178
Other long-term liabilities	513,940	563,372
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value, 50,000,000 shares authorized; 33,281,527 and 28,226,010 shares issued and outstanding at April 2, 2005 and September 30, 2004, respectively	332,816	282,261
Additional paid-in capital	147,213,093	139,208,000
Accumulated deficit	(131,458,713)	(127,659,993)
Accumulated other comprehensive loss	(158,966)	(171,608)
Total stockholders’ equity	15,928,230	11,658,660
Total liabilities and stockholders’ equity	$28,024,313	$25,585,937

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004

Revenue:
Product revenue	$7,131,571	$6,205,099	$15,401,795	$12,413,645
Funded research and development and other revenue	1,141,757	1,953,968	2,054,622	3,932,570

Total revenue	8,273,328	8,159,067	17,456,417	16,346,215

Operating costs and expenses:
Cost of product revenue	6,547,842	5,164,265	13,811,541	10,362,417
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	946,293	1,416,360	1,693,693	2,795,142
Unfunded research and development expenses	8,188	316	8,504	1,301

Total research and development and other revenue expenses	954,481	1,416,676	1,702,197	2,796,443
Selling, general and administrative expenses	2,799,801	2,565,195	5,321,881	4,806,678
Restructuring costs	—	—	(255,612)	—
Amortization of intangibles	111,671	111,671	223,342	223,343

Total operating costs and expenses	10,413,795	9,257,807	20,803,349	18,188,881

Operating loss	(2,140,467)	(1,098,740)	(3,346,932)	(1,842,666)
Net unrealized loss on warrants to purchase common stock	(28,975)	(46,348)	(7,036)	(3,566)
Net unrealized gain on Series B warrants	—	—	—	35,442
Other income/(expense)	(111,366)	—	(129,422)	—
Interest income	9,287	4,114	11,105	6,524
Interest expense	(94,759)	(6,501,480)	(326,435)	(6,759,847)

Net loss	$(2,366,280)	$(7,642,454)	$(3,798,720)	$(8,564,113)

Net loss per weighted average share, basic and diluted	$(0.07)	$(0.29)	$(0.12)	$(0.34)

Weighted average number of common shares, basic and diluted	33,249,055	26,783,766	31,181,906	25,529,189

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

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended April 2, 2005

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
Balance, September 30, 2004 (Audited)	28,226,010	$282,261	$139,208,000	$(127,659,993)	$(171,608)	$11,658,660
Net loss				(3,798,720)	—	(3,798,720)	(3,798,720)
Issuance of common stock to 401(k) Plan.	151,033	1,510	293,344	—	—	294,854	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock	30,500	305	20,310	—	—	20,615	—
Issuance of common stock in lieu of six -months dividend on redeemable convertible Series B preferred stock	25,500	255	63,495	—	—	63,750	—
Issuance of warrants to Common stockholders, related to December Financing Transaction	—	—	1,602,954	—	—	1,602,954	—
Issuance of common stock in connection with the December Financing Transaction	4,848,484	48,485	5,835,521	—	—	5,884,006	—
Adjustment to conversion price related to re-pricing of Convertible Series B Preferred Stock	—	—	126,059	—	—	126,059	—
Adjustment in conversion price of Series B Warrants	—	—	42,920	—	—	42,920	—
Issuance of warrants to purchase common stock to Ardour Capital Investments			20,490	—	—	20,490	—
Foreign currency translation adjustment	—	—	—	—	12,642	12,642	12,642
Comprehensive loss	—	—	—	—	—	—	$(3,786,078)
Balance, April 2, 2005 (unaudited)	33,281,527	$332,816	$147,213,093	$(131,458,713)	$(158,966)	$15,928,230

The accompanying notes are an integral part of these consolidated financial statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	April 2, 2005	March 27, 2004
Cash flows from operating activities:
Net loss	$(3,798,720)	$(8,564,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	937,763	991,881
Provision for uncollectible accounts	34,156	216,249
Provision for excess and obsolete inventory	—	140,785
Net unrealized (gain)/loss on warrants to purchase common stock	7,036	3,566
Net unrealized loss on Series B warrants	—	(35,442)
Non-cash compensation and consulting expense	315,344	467,444
Non-cash interest expense	239,251	6,676,368
Changes in operating assets and liabilities:
Accounts receivable	(531,275)	975,091
Unbilled contract costs and fees	322,876	(324,305)
Prepaid expenses and other current assets	(31,174)	(450,616)
Inventory	(687,021)	803,251
Other long-term assets	(28,353)	18,576
Accounts payable	(211,378)	(2,562,381)
Accrued payroll and payroll related expenses, other expenses, accrued contract losses and restructuring costs	(1,584,978)	(1,058,938)
Deferred revenue	(143,780)	(1,774,009)
Other liabilities	(55,954)	(135,376)

Total adjustments	(1,417,487)	3,952,144

Net cash used in operating activities	(5,216,207)	(4,611,969)

Cash flows from investing activities:
Purchases of property and equipment	(180,280)	(44,228)

Net cash used in investing activities	(180,280)	(44,228)

Cash flows from financing activities:
Net (repayments) borrowings under bank line of credit	—	(1,801,869)
Repayment of long-term debt	(102,283)	(141,338)
Proceeds from issuance of convertible subordinated debentures	—	70,000
Net proceeds from issuance of common stock and warrants	7,486,960	—
Net proceeds from issuance of convertible preferred stock	—	6,925,000
Net proceeds from exercise of warrants and options to purchase common stock	20,615	1,899,972

Net cash provided by financing activities	7,405,292	6,951,765

Effect of foreign currency exchange rates on cash and cash equivalents	12,642	(40,796)

Net increase in cash and cash equivalents	2,021,447	2,254,772
Cash and cash equivalents at beginning of period, including restricted cash and cash equivalents	2,183,052	1,235,191

Cash and cash equivalents at end of period, including restricted cash and cash equivalents	$4,204,499	$3,489,963

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-Cash Investing and Financing Activities:
Valuation adjustment for warrants to purchase common stock	$—	$42,782
Valuation adjustment for Series B Preferred stock and warrants	$168,979	$35,422
Issuance of Warrants to purchase common stock to consultant	$20,490	—
Common Stock issued Related to 401(K) contributions	$294,854	$138,603
Common Stock issued in lieu of dividend on redeemable convertible Series B Preferred Stock	$63,750	$254,279
Interest and Income Taxes Paid:
Interest	$87,184	$83,446
Income Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

APRIL 2, 2005 AND MARCH 27, 2004

(Unaudited)

Note A. Basis of Presentation

                The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its wholly-owned subsidiaries (collectively, the “Company”) as of April 2, 2005 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All inter-company accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. Operating results for the three and six months ended April 2, 2005 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

                The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each of the past ten years. As of April 2, 2005, it had an accumulated deficit of $131,458,713 since inception. During the six months ended April 2, 2005, the Company incurred a loss from operations of $3,346,932, and used cash in operations of $5,216,207.  The Company’s restricted cash balances at April 2, 2005 and September 30, 2004 were $84,000 and $1,011,900, respectively.

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

                On December 22, 2004, the Company completed an equity transaction for $7.4 million (net of transaction costs) involving the issuance of 4,848,484 shares of Common Stock and warrants to purchase up to 2,181,181 shares of Common Stock, to several unrelated institutional investors (the “December 2004 Financing Transaction”).  The warrants are exercisable for a five-year term and have an exercise price of $2.00 per share.  The Company valued these warrants at $1,602,954, using the Black-Scholes option pricing model, with the following assumptions: an expected life of five years, expected volatility of 73.4%, no dividends, and risk-free interest rate of 4.0%.

                As a result of the December 2004 Financing Transaction, in accordance with the anti-dilution provisions of the

Company’s Series B Convertible Preferred Stock, the Company was required to adjust the conversion price of the remaining 425 shares of Series B Preferred Stock outstanding at that time.  These shares of Series B Preferred Stock have a liquidation preference of $5,000 per share and are convertible into a number of shares of Common Stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which, as a result of the December 2004 Financing Transaction, has been adjusted from $2.50 per share to $2.36 per share. At the time of the December 2004 Financing Transaction, 425 shares of the Series B Preferred Stock remained un-converted into shares of Common Stock.  As of the December 2004 Financing Transaction, the liquidation preference of the remaining 425 shares of Series B Preferred Stock was $2,125,000, and these are convertible into 900,424 shares of Common Stock, after adjustment.  The Series B Preferred Stock accrues dividends of 6% per annum, increasing to 8% per annum on October 1, 2005. The result of the December 2004 Financing Transaction was an additional adjustment of $126,059, which was recorded as interest expense for the period ended January 1, 2005.

                In addition, in accordance with the anti-dilution provisions of the warrants issued in connection with the sale of the Series B Preferred Stock (the “Series B Warrants”), the Company was also required to adjust the exercise price of the Series B Warrants.   The Series B Warrants are exercisable for up to 1,228,000 shares of Common Stock, are exercisable for a five-year term and had an initial exercise price of $3.32 per share.  As a result of the December 2004 Financing Transaction, the exercise price on these warrants was adjusted to $3.06 per share. The Company re-valued these warrants using the Black-Scholes option pricing model with the following assumptions: an expected life of four years, expected volatility of 73.4%, no dividends, and risk-free interest rate of 4.0%, resulting in an additional adjustment of $42,920, which was recorded as interest expense for the period ended January 1, 2005.

                As a result of the December 2004 Financing Transaction the Company recorded the following non-cash charges as interest expense in its Statement of Operations during its first fiscal quarter of 2005 and is included in its results of operations for the six month period ended April 2, 2005:

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

                Effective January 31, 2005, the Company entered into a new loan agreement with the Bank (the “New Loan”), which replaced the Amended Loan.  Under the terms of the New Loan, the Bank will provide the Company with a credit line of up to $7.0 million.  The New Loan is secured by most of the assets of the Company and advances under the New Loan are limited to 80% of eligible receivables and up to $1.0 million based on the levels of eligible inventory.  Interest on outstanding borrowings accrues at the Bank’s prime rate of interest plus 2% per annum.  In addition, the Company will pay to the Bank a collateral handling fee of $1,000 per month and has agreed to the following additional fees: (i)

$25,000 commitment fee; (ii) an unused line fee in the amount of 0.5% per annum; and (iii) an early termination fee of 0.5% of the total credit line if the Company terminates the New Loan within the first six months.  The New Loan contains certain financial covenants relating to tangible net worth, as defined, which the Company must satisfy in order to continue to borrow from the Bank.  The New Loan will expire on January 30, 2006.  As of April 2, 2005, there were no amounts outstanding under the New Loan and at April 2, 2005 the Company was in compliance with all covenants under the New Loan.

                The Company anticipates that its current cash together with the ability to borrow under the New Loan will be sufficient to fund its operations at least through September 30, 2005. This assumes the Company achieves its business plan. Further, this assumes that the Company will be able to remain in compliance with all New Loan covenants. If, however, the Company is unable to realize its operating plan and is unable to remain in compliance with the New Loan agreement with the Bank, the Company may be forced to raise additional funds by selling stock or taking other actions to conserve its cash position.

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

                The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as research and development expense as incurred. As of April 2, 2005, the Company has accrued $84,779 for anticipated contract losses on commercial contracts.

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

Cash and Cash Equivalents

                Cash and cash equivalents include demand deposits, overnight repurchase agreements with the Bank and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At April 2, 2005 and September 30, 2004, the Company has restricted cash as indicated in the table below.  In addition, at April 2, 2005 and September 30, 2004, the Company had overnight repurchase agreements with the Bank of $4,413,480 and $880,895, respectively.

Restricted Cash	April 2, 2005	September 30, 2004
Security deposits	$34,000	$34,000
Certificates of Deposit	50,000	50,000
Performance bond	—	927,900
Total restricted Cash	$84,000	$1,011,900

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

                The Company determine the fair value of each of the reporting units based on a discounted cash flow income approach. The income approach indicates the fair value of a business enterprise based on the discounted value of the cash flows that the business can be expected to generate in the future. This analysis is largely based upon projections prepared by the Company and data from sources of publicly available information available at the time of preparation. These projections are based on management’s best estimate of future results. In making these projections, the Company considers the markets it addresses, the competitive environment and its advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. In addition, the Company performs a macro assessment of the overall likelihood that it would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows.

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

                The Company determines the fair value of certain of the long-lived assets based on a discounted cash flow income approach.  The income approach indicates the fair value of a long-lived assets based on the discounted value of the cash flows that the long-lived asset can be expected to generate in the future over the life of the long-lived asset.  This analysis is based upon projections prepared by us.  These projections represent management’s best estimate of future results.  In making these projections, the Company considers the market it is addressing, the competitive environment and its advantages.  There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material.  In addition, the Company performs a macro assessment of the overall likelihood that we would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows.

Foreign Currency Translation

                The functional currency of the Company’s foreign subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders’ equity (deficit) is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions are reflected in the loss from operations and were not significant during the three and six months ended April 2, 2005 or for the fiscal year ended September 30, 2004.

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

                Had compensation cost for the Company’s stock-based compensation been determined based on fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net loss and loss per share for the three and six months ended April 2, 2005 and March 27, 2004 would have been increased to the pro forma amounts indicated below:

	Three Months Ended				Six Months Ended
	April 2, 2005		March 27, 2004		April 2, 2005		March 27, 2004
	Net Loss	Loss per Share	Net Loss	Loss per Share	Net Loss	Loss per Share	Net Loss	Loss per Share

As Reported	$(2,366,280)	$(0.07)	$(7,642,454)	$(0.29)	$(3,798,720)	$(0.12)	$(8,564,113)	$(0.34)
Stock based employee compensation expense	(1,843,522)	(0.05)	(749,433)	(0.03)	(2,011,978)	(0.06)	(1,551,691)	(0.06)

Pro Forma	$(4,209,802)	$(0.12)	$(8,391,887)	$(0.31)	$(5,810,698)	$(0.18)	$(10,115,804)	$(0.40)

                The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

                The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions indicated below:

	Three Months Ended		Six Months Ended
Assumptions:	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
Expected life	7 years	7 years	7 years	7 years
Expected volatility ranging from	58.2% to 64.5%	118.2% to 120.0%	58.2% to 80.4%	117.5% to 120.0%
Dividends	none	none	none	none
Risk-free interest rate	4%	4%	4%	4%

                On April 8, 2005, the Board of Directors of the Company voted to accelerate the vesting of all outstanding and unvested options held by directors, officers and employees under the Company’s stock option plans.  As a result of the acceleration, options to acquire 633,333 shares of the Company’s common stock, which otherwise would have vested from time to time over the next 48 months, became immediately exercisable.  Included in the options to acquire 633,333 shares of the Company’s common stock were (i) options to purchase 591,583 shares with exercise prices greater than the Company’s closing stock price on April 8, 2005 ($1.59) (the “underwater options”) and (ii) options to purchase 41,750 shares with exercise prices below the Company’s closing stock price on April 8, 2005 (the “in-the-money options”).  The underwater options have a weighted average exercise price of $2.23 per share.  The in-the-money options have a weighted average exercise price of $1.04 per share.  Under the accounting guidance of APB 25, the accelerated vesting relating to the in-the-money options will result in a charge for stock-based compensation of approximately $34,000, which will be recognized by the Company in the third fiscal quarter.

In taking this action, the Board of Directors considered whether it would be advantageous to the employee base to have their options become fully vested.  The Board of Directors concluded that, because the employees had not had significant raises over the past few years and had stayed with the Company during difficult times, and because the financial impact to the Company of the vesting was minimal, these options should be vested.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs — an amendment of ARB No. 43” (“FAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact of this standard on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. On April 14, 2005 the Securities and Exchange

Commission extended the effective date for the adoption of SFAS No. 123R, requiring the Company to adopt the new accounting provisions beginning in its first quarter of fiscal 2006. The Company is evaluating the impact of this standard on our consolidated financial statements.

Note D. Loss per Share

                The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:

	Three Months Ended		Six Months Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004

Net loss	$(2,366,280)	$(7,642,454)	$(3,798,720)	$(8,564,113)

Basic and diluted:
Common shares outstanding, beginning of period	29,114,757	25,142,052	28,226,010	21,023,200
Weighted average common shares issued during the period	4,134,298	1,641,714	2,955,896	4,505,989

Weighted average shares outstanding—basic and diluted	33,249,055	26,783,766	31,181,906	25,529,189

Net loss per weighted average share, basic and diluted	$(0.07)	$(0.29)	$(0.12)	$(0.34)

                As of April 2, 2005 and March 27, 2004, shares of common stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive.  In addition, shares of common stock issuable upon the conversion of redeemable convertible preferred stock were excluded from the diluted weighted average common shares outstanding as their effect would also have been dilutive.   The table below summarizes the option and warrants and convertible preferred stock that were excluded from the calculation above due to their effect being antidilutive:

	April 2, 2005	March 27, 2004
Common Stock issuable upon the exercise of:
Options .	3,473,845	2,855,950
Warrants	3,551,980	1,870,503

Total Options and Warrants excluded	7,025,825	4,726,453

Common Stock issuable upon the conversion of redeemable convertible preferred stock.	900,424	990,000

Note E. Inventory

                Inventory at the end of each period were as follows:

	April 2, 2005	September 30, 2004
Raw material	1,933,050	$1,369,096
Work-in-process	4,442,867	4,373,925
Finished goods	495,776	441,651

	6,871,693	$6,184,672

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

The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations, including amortization of intangibles. Common costs not directly attributable to a particular segment are included in the Applied Technology segment. These costs include corporate costs such as executive officer compensation, facility costs, legal, audit and tax and other professional fees and totaled, $1,003,758 and 1,298,276, net of $255,612 in adjustments related to the 2002 accrued restructuring charge during the six months ended April 2, 2005, and $629,230, $1,222,127 for the three and six months ended April 2, 2005 and March 27, 2004, respectively.

The following is a summary of the Company’s operations by operating segment:

	Three Months Ended		Six Months Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
Applied Technology:
Funded research and development and other revenue	$1,141,757	$1,953,968	$2,054,622	$3,932,570
Loss from operations, including amortization of intangibles $80,421 for the three months ended April 2, 2005 and March 27, 2004, and $160,842 for the six months ended April 2, 2005 and March 27, 2004	$(1,344,357)	$(706,110)	$(2,112,276)	$(1,314,861)

Power Systems:
Product revenue	$4,597,483	$3,981,089	$10,628,063	$8,149,058
Loss from operations, including amortization of intangibles of $0 for the three months ended April 2, 2005 and March 27, 2004, $0 for the six months ended April 2, 2005 and March 27	$(975,341)	$(321,699)	$(1,271,389)	$(363,572)

Electronics:
Product revenue	$2,534,088	$2,224,010	$4,773,732	$4,264,587
Income (loss) from operations, including amortization of intangibles of $31,250 for the three months ended April 2, 2005 and March 27, 2004 and $62,500 for the six months ended April 2, 2005 and March 27, 2004	$179,231	$(70,931)	$36,733	$(164,233)

Consolidated:
Product revenue	$7,131,571	$6,205,099	$15,401,795	$12,413,645
Funded research and development and other revenue	1,141,757	1,953,968	2,054,622	3,932,570
Total revenue	$8,273,328	$8,159,067	$17,456,417	$16,346,215
Operating loss	(2,140,467)	$(1,098,740)	(3,346,932)	$(1,842,666)
Net unrealized loss on warrants to purchase common stock	(28,975)	(46,348)	(7,036)	(3,566)
Net unrealized gain on Series B warrants	—	—	—	35,442
Other income	(111,366)	—	(129,422)	—
Interest income	9,287	4,114	11,105	6,524
Interest expense	(94,759)	(6,501,480)	(326,435)	(6,759,847)
Net loss	$(2,366,280)	$(7,642,454)	$(3,798,720)	$(8,564,113)

Common assets not directly attributable to a particular segment are included in the Applied Technology segment. These assets include cash and cash equivalents, prepaid and other corporate assets and amounted to $5,113,542 and $2,924,667 at April 2, 2005 and September 30, 2004, respectively. The following is a summary of the Company’s assets by operating segment:

	April 2, 2005	September 30, 2004
Applied Technology:
Segment assets	$9,722,653	$7,477,961
Power Systems:
Segment assets	11,969,219	11,284,272
Electronics:
Segment assets	6,332,441	6,816,668

Consolidated:
Segment assets	28,024,313	$25,578,901
Warrants to purchase common stock	—	7,036

Total assets	$28,024,313	$25,585,937

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended		Six Months Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004

Revenue by geographic region based on location of customer:
United States	$7,911,380	$7,428,840	$14,969,428	$14,051,747
Rest of world	361,948	730,227	2,486,989	2,294,468

Total revenue	$8,273,328	$8,159,067	$17,456,417	$16,346,215

	April 2,	September 30,
	2005	2004
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:
United States	$8,186,830	$8,941,166
Rest of world	64,453	67,600

Total long-lived assets (including goodwill and intangible assets)	$8,251,283	$9,008,766

Note G. Legal Matters

From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business.

In October 2003, the Company was served with a Complaint by a former employee seeking, among other claims, severance and bonus compensation.  In July of 2004, the employee filed an amended complaint in which two additional former employees joined the action seeking similar damages.  The plaintiffs are seeking damages under multiple theories and claims in excess of $750,000.The Company has denied the allegations contained in the complaint and believes the claims are entirely without merit.  On February 19, 2005, the Company settled the Complaint with these former employees for approximately $124,000 and the forgiveness of a promissory note due from an employee of approximately $70,000, which had been previously provided for by the Company in fiscal 2003, the net results of which are included in the Company’s results of operations for the three and six months ended April 2, 2005.

On or about August 31, 2004, the Company was informed that Bristol Investment Group, Inc. had filed a Demand for Arbitration with the American Arbitration Association claiming that it was owed money and warrants under a September 2002 agreement whereby Bristol was to have arranged for a private placement financing transaction.  The total amount at issue was approximately $240,000.  The Company settled this claim for $189,000 during the second quarter of fiscal 2005, which is included in the Company’s results of operations for the three and six months ended April 2, 2005.

The Company is not aware of any other current or pending litigation in which the Company is or may be a party that it believes could materially adversely affect the results of operations or financial condition or net cash flows.

Note H. Commitments and Contingencies

Letters of Credit

The Company utilizes a standby letter of credit to satisfy a security deposit requirement and in some instances to satisfy warranty commitments. Outstanding standby letters of credit as of April 2, 2005 and September 30, 2004 were $34,000 and $961,900, respectively, and are broken down as indicated below:

	Expiration Date	April 2, 2005	September 30, 2004
Security Deposits	expiring on July 15, 2005	$34,000	$34,000
Warranty Commitments	expiring on February 15, 2005	—	927,900
Total Letters of Credit at period end		$34,000	$961,900

                The Company is required to pledge cash as collateral on these outstanding letters of credit. As of April 2, 2005 and September 30, 2004, the cash pledged as collateral for these letters of credit was $34,000 and $961,900, respectively, and is included in restricted cash and cash equivalents on the balance sheet.

Purchase Commitments:

                In the ordinary course of business the Company enters into agreements with vendors for the purchase of goods and services through the issuance of purchase orders.  In general the majority of these purchases do not represent commitments of the Company until the goods or services are received.  In the third quarter of fiscal 2003 the Company provided for approximately $900,000 related to outstanding purchase commitments that were related to its Shaker and UPS product lines.  At April 2, 2005 and September 30, 2004, the balance outstanding on these purchase commitments was $357,334 and $390,330, respectively.  These amounts are included in other accrued expenses in the Company’s consolidated balance sheet.

Employment Agreements:

                The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. As of April 2, 2005, the Company’s potential obligation to these employees was approximately $500,000.  During the second fiscal quarter of 2005 the Company severed the employment of an employee that had an employment agreement that provided for severance.  The Company recorded a charge to operations of approximately $100,000 related to this severance agreement in its results of operations for the three and six months ended April 2, 2005.

Contract Losses:

                In late fiscal 2002, the Company entered into a fixed price contract with EDO Corporation (“EDO”) for the design and development of a power converter for a new mine sweeping system for the U.S. Navy.  The fixed price contract, which initially totaled $1.1 million, involved milestones and progress payments and called for the delivery of four prototype power units.  These new power units required substantial engineering to meet the space, thermal and performance requirements of the customer.  At the end of fiscal 2003 the Company forecasted that the project would be completed during fiscal 2004 and the Company accrued $0.7 million for the then anticipated cost overrun to be incurred for the project.  Subsequently, the Company was successful in negotiating with the customer to increase the contract value by $0.4 million to a total of $1.5 million which was not recorded at that time due to technological uncertainties that existed at that time.

           In the third and fourth quarters of fiscal 2004 and through the first quarter of fiscal 2005, the Company encountered unanticipated problems related to performance requirements.  At the end of the third quarter of fiscal 2004 the Company had completed the technical design and was working on integration and testing.  During the latter half of fiscal 2004 the Company estimated that it would incur costs of approximately $3.0 million to complete the project.  Accordingly, the Company had recorded an additional charge in the third and fourth fiscal quarters of 2004 totaling $0.8 million.  During the first quarter of fiscal 2005 there were no changes to the Company’s estimate and no additional charges were recorded related to these contracts.  All contract elements were delivered to the customer and the contract was completed during the second quarter of fiscal 2005.  For the three and six months ended April 2, 2005, the Company did not record any revenue related to the EDO contract.  In addition, due to the loss related to this contract, the Company recorded approximately $0.1 million in costs for the three and six months ended April 2, 2005.  The Company has deferred the recognition of the revenue related to this contract of $1.5 million until final acceptance is received from the customer on all elements delivered.

Note I. Restructuring Costs

                As of September 30, 2004, the Company had $495,612 accrued related to a restructuring cost, which was established in April 2002.  On January 27, 2005, the Company reached a settlement with the landlord of the Anaheim facility in the amount of $240,000 as final settlement for all claims.  In addition, the Company has determined that all remaining restructuring liabilities accrued are no longer warranted and that all matters related to the restructuring charge have been settled, therefore the Company has adjusted all remaining balances related to severance costs, facilities cost and equipment costs remaining as of January 1, 2005, resulting in a reduction of accrued restructuring charges of $255,612 and reflected in the Company’s statement of operations for the six months ended April 2, 2005.  The Company paid the remaining balance of $240,000 during the quarter ended April 2, 2005.

                The following is a status of the Company’s accrued restructuring costs and the changes for the periods then ended:

	Balance September 30, 2004	Amounts Paid or Assets Disposed Of	Adjustments	Balance April 2, 2005
Severance costs	$89,353	$—	$(89,353)	$—
Facility costs	306,320	(240,000)	(66,320)	—
Equipment costs	99,939	—	(99,939)	—
Accrued restructuring costs	$495,612	$(240,000)	$(255,612)	$—

Note J. Product Warranties

                In its Power Systems Division, and on occasion in its Applied Technology Division, the Company provides a warranty to its customers for most of its products sold. In general the Company’s warranties are for one year after the sale of the product, and in some limited instances two years. The Company reviews its warranty liability quarterly. Factors taken into consideration when evaluating the Company’s warranty reserve are (i) historical claims for each product, (ii) the development stage of the product, and  (iii) other factors.

                The following is a summary of the Company’s accrued warranty activity for the following periods:

	April 2, 2005	September 30, 2004
Balance at beginning of period	$642,119	$765,336
Provision	30,000	35,127
Usage	(152,626)	(158,344)
Balance at end of period	$519,493	$642,119

Note K. Subsequent Events

                On April 8, 2005, the Board of Directors voted to accelerate the vesting of all outstanding and unvested options held by directors, officers and employees under the Company’s stock option plans.   The financial impact of this acceleration will be included in the results of operations for the Company’s third quarter, which ends on July 2, 2005.

                On April 12, 2005, Alan P. Goldberg resigned as a director of the Company.

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

                We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed-upon the final indirect cost rates for the fiscal year ended September 30, 2001. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of April 2, 2005 and September 30, 2004, we have accrued approximately $0.1 and $0.9 million, respectively, for anticipated contract losses.

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

                At the end of June 2003, we were actively engaged in selling our Shaker product line, and we were pursuing a strategy that we hoped would lead to a strategic alliance with a larger company for the development and exploitation of the advantages embodied in our Uninterruptible Power Supply (“UPS”) system. During the process of considering various options, we concluded that both our Shaker and UPS system inventories were overvalued based upon the June 2003 plans. We analyzed the situation, recorded an increase to our valuation reserve and were actively considering offers for this product line. This reserve was based on our assessment of the situation as of that time.  We had no orders associated with this reserved inventory and there was no sales force dedicated to the sales and marketing of these products.  During the first quarter of fiscal 2004, we decided to terminate discussions about the possible sale of the Shaker product line and focus on generating orders.  This decision to retain our Shaker product line was due in part to a significant improvement in our liquidity situation.   The restarting of this line of business took some time and in the first quarter of 2004 no shaker units were sold.  At the end of the first quarter of fiscal 2004, the gross inventory for our Shaker product line inventory totaled $2.1 million and our valuation reserve against that inventory was $2.0 million, or 95%.  In addition, we had originally accrued approximately $0.9 million for purchase commitments related to the UPS and Shaker product lines (See Note H. Commitments and Contingencies).  The table below details the resulting reduction of costs related to both the inventory reserves of our Shaker and UPS product lines, as well as reserves established related to the purchase commitments as follows:

Fiscal Year	Quarter ended	Value of Inventory Reserve Used	Value of Purchase Commitments Reserve Used	Period Reduction to Cost of Sales	Fiscal Year to Date Reduction to Cost of Sales

2004	December 27, 2003	$—	$—	$—	$—
	March 27, 2004	$126,532	—	$126,542	$126,532
	June 26, 2004	$174,161	$100,000	$274,161	$400,693
	September 30, 2004	$223,974	$67,556	$291,530	$692,223

2005	January 1, 2005	$81,040	$—	$81,040	$81,040
	April 2, 2005	$58,004	$88,488	$146,492	$227,532

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

                Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $38.3 million as of April 2, 2005, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

                                                Three Months Ended April 2, 2005 Compared to Three Months Ended March 27, 2004

                Product Revenue.  Product revenue increased by $0.9 million, or 15%, from $6.2 million in fiscal 2004 to $7.1 million in fiscal 2005.  Product revenue by segment for the three months ended April 2, 2005 and March 27, 2004 is as follows:

	Three Months Ended (in thousands)
Division	April 2, 2005	March 27, 2004	$ Increase	% Increase
Power Systems	$4,598	$3,981	$617	15%
Electronics	2,534	2,224	310	14%
Total Product Revenue	$7,132	$6,205	$927	15%

                This increase of $0.6 million in revenue from Power Systems was largely due to increased sales in our Fuel Cell and Solar photovoltaic conversion products of $1.2 million over that of the same quarter in fiscal 2004, offset in part by a $0.5 million reduction in our MagLev and other product line revenue.

                Revenue from our Electronics division increased by $0.3 million from the same period in 2004, primarily due to increases in our military sub-contract business.

Funded research and development and other revenue.  Funded research and development and other revenue decreased  by $0.9 million, or 45%, from $2.0 million in fiscal 2004 to $1.1 million in fiscal 2005. This decrease was primarily attributable to the focusing of our efforts on the completion of the contract with EDO in our Applied Technology division.  We have completed the contract and delivered all items required to the customer as of April 2, 2005, however until such time as the customer accepts all deliverables under the contract the recognition of the revenue is being deferred.  As a result of our focused efforts on completing the EDO program, we were unable to devote significant time to other opportunities (See Note H. Commitments and Contingencies — Contract Losses).   In addition, we experienced delays in starting-up several existing contracts, a decrease in revenue of $0.4 million from a Naval program which existed in fiscal 2004, and a decrease in revenue of  $0.3 million from a contract with General Atomics to deliver power converter and control assemblies for the RV Triton, a British research vessel. These factors resulted in lower funded research and development and other revenue for the quarter ended April 2, 2005 as compared to the quarter ended March 27, 2004.

                Cost of product revenue.  Cost of product revenue increased by $1.3 million, or 25%, from $5.2 million in fiscal 2004 to $6.5 million in fiscal year 2005. Cost of product revenue by segment for the three months ended April 2, 2005 and March 27, 2004 is as follows:

	Three Months Ended (in thousands)
Division	April 2, 2005	March 27, 2004	$ Increase	% Increase
Power Systems	$4,624	$3,349	$1,275	38%
Electronics	1,924	1,843	81	4%
Total cost of product revenue	$6,548	$5,192	$1,356	26%

                The increase in the Power Systems division was primarily attributable to$ 0.5 million higher material costs associated with the increase in sales volume, $0.3 million due to higher material costs primarily due to mix and $0.6 million higher manufacturing labor and overhead costs.  In our Power Systems division these increases were offset, in part, by products sold which contained certain materials which had been substantially written down or reserved which resulted in reduced costs.  This reduced cost of product revenue by approximately $0.1 million during the quarter ended April 2, 2005.

                Gross Margin. Gross margins on product revenue decreased from 17% for the three months ended March 27, 2004 to 8% for the three months ended April 2, 2005.  Gross margin by division is broken out below.

	Three Months Ended
Division	April 2, 2005	March 27, 2004
Power Systems	(1)%	16%
Electronics	24%	17%
Total gross margin %	8%	17%

                In our Power Systems division, the decrease in gross margin by 17% is a direct result of the product mix for the quarter as compared to the same period in fiscal 2004, along with higher materials costs and manufacturing inefficiencies.

                In our Electronics division the increase in gross margins by 7% was attributable to higher revenue compared to the same period in fiscal 2004, along with the sales mix consisting of higher margin business and manufacturing efficiencies, offset by higher materials costs.

                Funded research and development and other revenue expenses.  Funded research and development and other revenue expenses decreased by $0.5 million, or 33%, from $1.4 million in fiscal 2004 to $0.9 million in fiscal 2005.   The gross margin on funded research and other revenue decreased from 27.5% in fiscal 2004 to 17.1% in fiscal 2005. This decrease is a partly attributable to the efforts being applied to the EDO contract which was completed during the second quarter of fiscal 2005.  We anticipate recognizing $1.5 million in revenues related to this contract once the customer accepts all items delivered along with $1.5 million in associated costs.  Approximately $0.1 million in costs associated with the EDO contract wrap-up during the second quarter of fiscal 2005,which were not recoverable, are included in our funded research and development and other revenue expenses for the quarter. (See Note H. Commitments and Contingencies — Contract Losses).

                Unfunded research and development expenses.  We did not expend any material funds on unfunded research and development expenses in the quarters ended April 2, 2005 and March 27, 2004.

                Selling, general and administrative expenses.  Selling, general and administrative expenses increased by approximately $0.2 million, or 9%, from $2.6 million in fiscal 2004 to $2.8 million in fiscal 2005.  The increase was primarily the result of approximately $0.3 million incurred as a result of increased head count and payroll related costs across all operating units, the settlement of a law suit during the quarter for approximately $0.2 million, and to a lesser extent the effects of foreign currency exchange rates related to our Canadian subsidiary as compared to the second quarter of fiscal 2004, offset by approximately $0.1 million in lower operating costs in our Applied Technology division as compared to the second quarter of 2004.

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

                Net unrealized loss on warrants to purchase common stock.  We had approximately $30,000 unrealized loss on warrants to purchase common stock in the second quarter of 2005 compared to an unrealized loss of approximately $50,000 in the second quarter of 2004. We account for our warrants to purchase Mechanical Technology Incorporated’s common stock and to purchase Beacon Power Corporation’s common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we have recorded these warrants at their fair value at April 2,

2005 and March 27, 2004.   Our warrants to purchase Mechanical Technology Incorporated’s common stock expired unexercised on October 21, 2003 and January 31, 2004 and we no longer account for these Mechanical Technology Incorporated warrants in accordance with SFAS No. 133. The warrants to purchase Beacon Power Corporation’s common stock expired un-exercised on April 7, 2005.

                Other (expense).  Other expense was approximately $0.1 million for second quarter of fiscal year 2005.  This consisted primarily of state tax payments from prior years and the amortization of our line of credit renewal fee.

                Interest expense.  Interest expense was approximately $0.1 million for fiscal year 2005 compared with approximately $6.5 million for fiscal year 2004.   Interest expense for fiscal 2005 was primarily related to non-cash interest related to the valuation of warrants given to a vendor during the quarter.  Interest expense for fiscal year 2004 was virtually all comprised of non-cash items including $6.1 million amortization of discount on the convertible redeemable Series B preferred stock, $0.2 million amortization of the discount on the subordinated convertible debentures, $0.2 million associated with the redeemable convertible Series A preferred stock and subordinated debentures, $0.2 million associated with the line of credit with Silicon Valley Bank and $0.1 million associated with the Series B preferred stock, offset by a benefit from the negotiated reduction in fees associated with the February 2003 financing transaction.

Six Months Ended April 2, 2005 Compared to Six Months ended March 27, 2004

                Product Revenue.  Product revenue increased by $3.0 million, or 24%, from $12.4 million in fiscal year 2004 to $15.4 million in fiscal year 2005.  Product revenue by segment for the six months ended April 2, 2005 and March 27, 2004 is as follows:

	Six Months Ended (in thousands)
Division	April 2, 2005	March 27, 2004	$ Increase	% Increase
Power Systems	$10,628	$8,149	$2,479	30%
Electronics	4,774	4,265	509	12%
Total Product Revenue	$15,402	$12,414	$2,988	24%

                Power Systems revenue for the six months ended March 27, 2005 included increases in the Fuel Cell Energy line of $1.3 million, Solar Converter line of $1.0 million and the Plasma Torch line of $1.3 million, partially offset by decreases of $1.0 million in the UPS line with one unit sold in the first half of 2004 and none in 2005, with other decreases amounting to $0.2 million

                The Electronics division increase of $ 0.5 million was due to an increase in the military product line of $0.9 million, partially offset by a decrease in the commercial product line of $ 0.4 million

Funded research and development and other revenue.  Funded research and development and other revenue decreased by $1.9 million, or 48%, from $3.9 million in fiscal year 2004 to $2.1 million in fiscal year 2005. This decrease was primarily attributable to less overall business in our Applied Technology division, delays in starting-up several existing contracts, a decrease in revenue of $1.0 million from a Naval program which existed in fiscal 2004, and a decrease in revenue of  $0.5 million from a contract with General Atomics to deliver power converter and control assemblies for the RV Triton, a British research vessel, combined with efforts focused on completing the EDO contract in the second quarter of fiscal 2005, which took away from our ability to work on other opportunities.  The EDO program was completed and delivered during the period ended April 2, 2005, however at the end of the period the customer has not accepted all items delivered under the contract.  We anticipate recognizing this revenue once the customer accepts all delivered elements.  (See Note H. Commitments and Contingencies — Contract Losses).  These factors resulted in lower funded research and development and other revenue during fiscal 2005 as compared to fiscal 2004.

                Cost of product revenue.  Cost of product revenue increased by $3.4 million, or 33%, from $10.4 million in fiscal year 2004 to $13.8 million in fiscal year 2005.  Cost of product revenue by segment for the six months ended April 2, 2005 and March 27, 2004 is as follows:

	Six Months Ended (in thousands)
Division	April 2, 2005	March 27, 2004	$ Increase	% Increase
Power Systems	$9,976	$6,807	$3,169	47%
Electronics	3,835	3,555	280	8%
Total cost of product revenue	$13,811	$10,362	$3,449	33%

                The increase was primarily attributable to an increase in material costs due to higher sales volume across all divisions, higher material costs primarily due to mix, and higher manufacturing labor and overhead costs.  In our Power Systems division these increases were offset, in part, by products sold which contained certain materials which had been substantially written down or reserved which resulted in reduced costs.  This reduced cost of product revenue by approximately $0.2 million during fiscal 2005 and $0.1 million during fiscal 2004.

                Gross Margin. Gross margins on product revenue decreased from 17% for the six months ended March 27, 2004 to 10% for the six months ended April 2, 2005.  Gross margin by division is broken out below.

	Six Months Ended
Division	April 2, 2005	March 27, 2004
Power Systems	6%	17%
Electronics	20%	17%
Total gross margin %	10%	17%

In our Power Systems division, the decrease in gross margin by 11% is a direct result of the product mix for the quarter as compared to the same period in fiscal 2004, along with higher materials costs and manufacturing inefficiencies.

                In our Electronics division, the increase in gross margins by 3% was attributable to higher revenue compared to the same period in fiscal 2004, along with the sales mix consisting of higher margin business and manufacturing efficiencies, offset by higher materials costs.

                Funded research and development and other revenue expenses.  Funded research and development and other revenue expenses decreased by $1.1 million, or 39%, from $2.8 million in fiscal year 2004 to $1.7 million in fiscal year 2005.   A primary reason for the decrease was directly related to efforts focused on the completion of the EDO contract for which we did not recognize any costs or revenue during the period.    We anticipate recognizing this revenue of $1.5 million and corresponding costs of $1.5 million once the customer accepts all elements delivered under the contract (See Note H. Commitments and Contingencies — Contract Losses).   The gross margin on funded research and other revenue declined from 29% in fiscal year 2004 to 18% in fiscal year 2005, the primary reason for the decline is directly related to the EDO contract.

                Unfunded research and development expenses.  We did not expend any material funds on unfunded research and development in fiscal year 2005 or 2004.

                Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $0.5 million, or 11%, from $4.8 million in fiscal year 2004 to $5.3 million in fiscal year 2005.  The increase was primarily the result of approximately $0.6 million incurred as a result of increased head count and payroll related costs across all operating units, $0.2 million related to the settlement of a law suit and to a lesser extent the effects of foreign currency exchange rates related to our Canadian subsidiary as compared to fiscal 2004, offset by approximately $250,000 related to the reversal of our restructuring accrual (see Note I. Restructuring Costs).

                Amortization of intangibles.  Amortization of intangibles remained flat at $0.2 million for the six months ended April 2, 2005 and March 27, 2004.

                Net unrealized loss on warrants to purchase common stock.  Net unrealized loss on warrants to purchase common stock in fiscal year 2005 was approximately $7,000 compared to a net unrealized loss of approximately $4,000 in 2004. We account for our warrants to purchase Mechanical Technology Incorporated’s common stock and to purchase Beacon Power Corporation’s common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we have recorded these warrants at their fair value at March 27, 2004.   Our warrants to purchase Mechanical Technology Incorporated’s common stock expired unexercised on October 21, 2003 and January 31, 2004 and we no longer account for these warrants in accordance with SFAS No. 133.  Our warrants to purchase Beacon Power Corporation’s common stock expired un-exercised on April 7, 2005.

                Other (expense).  Other expense was approximately $0.1 million in fiscal 2005.  This consisted primarily of state tax payments from prior years and the amortization of our line of credit renewal fee.

                Interest expense.  Interest expense was approximately $0.3 million for fiscal year 2005 compared with approximately $6.8 million for fiscal year 2004, a decrease of approximately $6.5 million. Interest expense in fiscal 2005 includes non-cash interest of approximately $0.2 million associated with our December 2004 financing and the related anti-dilution effects on the Series B preferred stock and warrants issued with the Series B preferred stock and non-cash interest of approximately $75,000 related to the issuance of warrants to a vendor.  In addition, during the six months ended April 2, 2005 we had borrowing under credit facility with Silicon Valley Bank and interest expense related to our line of credit during this period was approximately $16,000.  There are no outstanding amounts under the line at April 2, 2005. Interest expense for fiscal year 2004 was virtually all comprised of non-cash items including $6.1 million amortization of discount on the convertible redeemable Series B preferred stock, $0.2 million amortization of the discount on the subordinated convertible debentures, $0.2 million associated with the redeemable convertible Series A preferred stock and subordinated debentures, $0.2 million associated with the line of credit with Silicon Valley Bank and $0.1 million associated with the Series B preferred stock, offset by a benefit from the negotiated reduction in fees associated with the February 2003 financing transaction.  Interest expense for fiscal year 2003 includes the amortization of the fair value, as determined using the Black-Scholes option pricing model, of the warrants we issued in connection with our existing line of credit of $0.1 million and $0.1 million of costs associated with the forbearance agreement entered into on December 19, 2002.

Liquidity and Capital Resources

                As of April 2, 2005, we had approximately $4.2 million of cash, of which approximately $0.1 million was restricted.  At this time no funds had been drawn against our $7.0 million line of credit with Silicon Valley Bank. The maximum amount we can borrow under this agreement is $7.0 million based upon 80% of eligible receivables and eligible inventory.  As of April 2, 2005, approximately $4.4 million could have been borrowed based on the level of eligible receivables.  Our trade payables, at April 2, 2005, totaled approximately $3.0 million, of which approximately $0.7 million were for invoices over 60 days old. In addition, we had approximately $0.6 million of accrued accounts payable at April 2, 2005 for goods and services received but not yet invoiced.

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

                We anticipate that our current cash together with the ability to borrow under the New Loan will be sufficient to fund our operations at least through September 30, 2005.  This assumes that we will achieve or exceed our business plan and remain in compliance with all New Loan covenants.  If, however, we are unable to realize our business plan and are unable to remain in compliance with the New Loan, we may be forced to raise additional funds by selling stock or taking other actions to conserve our cash position.

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

                As of April 2, 2005, our cash and cash equivalents were approximately $4.2 million, including restricted cash and cash equivalents of approximately $0.1 million, an increase of approximately $2.0 million from September 30, 2004.  Cash used in operating activities for the six months ended April 2, 2005 was approximately $5.2 million as compared to approximately $4.6 million for the six months ended March 27, 2004.

Operating Activities

                Cash used in operating activities during the six months ended April 2, 2005 was primarily attributable to the net loss of approximately $3.8 million, offset by approximately $1.5 million of non-cash items such as $0.9 million related to depreciation and amortization, $0.2 million of non-cash interest expense related to our December 2004 financing transaction and the issuance of warrants to a vendor, $0.3 million of non-cash compensation expense related to our matching of employee 401 (k)contributions with shares of our common stock,  increases in allowances for uncollectible accounts, and an approximately $3.0 million decrease in working capital.

Investing Activities

                Cash used in investing activities during the six months ended April 2, 2005 was approximately $0.2 million as compared to cash used in investing activities of approximately $44,000 for the six months ended March 27, 2004.

Financing Activities

                Cash provided by financing activities for the six months ended April 2, 2005 was approximately $7.4 million as compared to approximately $7.0 million for the six months ended March 27, 2004. Net cash provided by financing activities during the six months ended April 2, 2005 includes approximately $8.0 million of proceeds from the sale of common stock of the Company in the December 2004 financing transaction, net of approximately $0.6 million in transaction related costs.  Net cash provided by financing activities during the six months ended March 27, 2004 included approximately $7.0 million in net proceeds from the issuance of convertible preferred stock, $1.9 million from the exercise of options and warrants to purchase common stock, offset by approximately $1.8 million used to pay down outstanding amount under the bank line of credit and approximately $70,000 used for the repayment of long term debt.

                We lease equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments, as of April 2, 2005, under the capital and operating leases with non-cancelable terms are as follows:

Fiscal Years ended September 30,	Capital Leases	Operating Leases

2005	$127,072	$455,923
2006	316,762	852,188
2007	—	888,801
2008	—	900,814
2009	—	852,832
Thereafter	—	520,242

Total	$443,834	$4,470,800

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

                For each of the past ten fiscal years, we have experienced losses from operating our businesses. As of April 2, 2005, we had an accumulated deficit of approximately $131.5 million. During the six months ended April 2, 2005 we had a loss from operations of approximately $3.3 million.  If we are unable to operate on a cash flow breakeven basis during 2005, we may need to raise additional capital in order to sustain our operations. There can be no assurance that we will be able to achieve such results or to raise such funds if they are required.

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

                We have authorized 50,000,000 shares of our common stock, of which 33,360,276 shares were issued and outstanding as of May 10, 2005. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise the capital that we may need at today’s stock prices, we will need to issue securities that are convertible into or exercisable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options, whether currently outstanding or subsequently granted, exercise their options or if warrant holders exercise their warrants to purchase shares of our common stock.  In December 2004, we issued 4,848,484 shares of common stock to investors for $1.65 per share and warrants to purchase 2,181,818 shares of common stock to investors; the exercise price for these warrants is $2.00.  As of April 2, 2005, none of these warrants have been exercised.

The sale or issuance of a large number of shares of our common stock could depress our stock price.

                As of May 10, 2005, we have reserved 7,518,876 shares of common stock for issuance upon exercise of stock options and warrants, 600,811 shares for future issuances under our stock plans and 53,555 shares for future issuances as matching contributions under our 401(k) plan. We have also reserved 900,424 shares of common stock for issuance upon conversion of the outstanding Series B Preferred Stock, which can be converted at any time. As of May 10, 2005, holders of warrants and options to purchase an aggregate of 6,913,575 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144. In December 2004, we issued warrants to purchase an additional 2,181,818 shares of common stock.  These warrants are immediately exercisable and are included in the numbers above; the underlying common stock may be transferred at any time subject, in some cases, to Rule 144.

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

                As of May 10, 2005, we held approximately 70 U.S. patents and had 2 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe, and Asia for many of these patents. The expiration dates of our patents range from 2009 to 2021, with the majority expiring after 2015. As a qualifying small business from our inception to date, we have retained commercial ownership rights to proprietary technology developed under various U.S. government contracts and grants.

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

                Most of our engineering design contracts are structured on a cost-plus basis.  However, on occasion we have entered into fixed price contracts, which may expose us to loss.  A fixed priced contract, by its very nature, requires cost estimates during the bidding process and throughout the contract, as the program proceeds to completion.  Depending upon the complexity of the program, the estimated completion costs could change frequently and significantly during the course of the contract.  We regularly involve the appropriate people on the program and finance staffs to arrive at a reasonable estimate of the cost to complete.   However, due to unanticipated technical challenges and other factors, there is the potential for substantial cost overruns in order to complete the contract in accordance with the contract specifications.  Currently we have only two significant contracts of this type. During the fiscal year ended September 30, 2004, we had recorded losses on these contracts of approximately $0.8 million.   During the three and six month period ended April 2, 2005, we recorded an additional $0.1 million related to a fixed price contract which was completed during the quarter.  No other losses were recorded on these contracts during the six months ended April 2, 2005.

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

                Revenue from sales to our international customers for our fiscal years ended September 30, 2004 and 2003 were approximately $3.7 million and $3.3 million, respectively. For the six months ended April 2, 2005 revenue from sales to our international customers was approximately $2.5 million.  Our success depends, in part, on our ability to expand our market for our products and services to foreign customers and our ability to manufacture products that meet foreign regulatory and commercial requirements. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. We face numerous challenges in penetrating international markets, including unforeseen changes in regulatory requirements, export restrictions, fluctuations in currency exchange rates, longer accounts receivable cycles, difficulties in managing international operations, and the challenges of complying with a wide variety of foreign laws.

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

                As of May 10, 2005, 425 shares of our Series B Preferred Stock were outstanding. Pursuant to the terms of the certificate of designation creating the Series B Preferred Stock, upon a liquidation of our company, the holders of shares of the Series B Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is $5,000 per share of Series B Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares. Dividends accrue on the shares of Series B Preferred Stock at a rate of 6% per annum increasing to a rate of 8% per annum on October 1, 2005.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs — an amendment of ARB No. 43” (“FAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require Satcon to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which Satcon currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires Satcon to adopt the new accounting provisions beginning in our first quarter of 2006. We are evaluating the impact of this standard on our consolidated financial statements.

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

Item 4. Controls and Procedures

                                                (a)           Evaluation of Disclosure Controls and Procedures.

                As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (the principal executive officer) and Vice President of Finance (the principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures. While the Company has identified internal control deficiencies, which are discussed below, the Company’s evaluation indicated that these deficiencies did not impair the effectiveness of the Company’s overall disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Vice President of Finance concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In October 2003, the Company was served with a Complaint by a former employee seeking, among other claims, severance and bonus compensation.  In July of 2004, the employee filed an amended complaint in which two additional former employees joined the action seeking similar damages.  The plaintiffs are seeking damages under multiple theories and claims in excess of $750,000.The Company has denied the allegations contained in the complaint and believes the claims are entirely without merit.  On February 19, 2005, the Company settled the Complaint with these former employees, agreeing to pay approximately $124,000 and the forgiveness of a promissory note due from an employee of approximately $70,000, which had been previously provided for by the Company in fiscal 2003.

                 On or about August 31, 2004, the Company was informed that Bristol Investment Group, Inc. had filed a Demand for Arbitration with the American Arbitration Association claiming that it was owed money and warrants under a September 2002 agreement whereby Bristol was to have arranged for a private placement financing transaction.  The total amount at issue was approximately $240,000.  The Company settled this claim for $189,000 during the second quarter of fiscal 2005.

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

SATCON TECHNOLOGY CORPORATION

Date: May 17, 2005	By:	/s/ DAVID E. O’NEIL
David E. O’Neil
Vice President, Finance and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1

Loan and Security Agreement Dated January 28, 2005, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada LTD. And Silicon Valley Bank.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002