Form 10-Q
period 2005-07-02
SATCON TECHNOLOGY CORP
filed 2005-08-16
CIK 889423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2005

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

Common Stock, $0.01 Par Value,
33,516,717 shares outstanding as of August 10, 2005.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Financial Statements of SatCon Technology Corporation
Consolidated Balance Sheets as of July 2, 2005 (Unaudited) and September 30, 2004 (Audited)
Consolidated Statements of Operations (Unaudited)
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Consolidated Statements of Cash Flows (Unaudited)
Notes to Interim Consolidated Financial Statements (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Signature
Exhibit Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	July 2, 2005	September 30, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,513,834	$1,171,152
Restricted cash and cash equivalents	84,000	1,011,900
Accounts receivable, net of allowance of $671,867 and $848,565 at July 2, 2005 and September 30, 2004, respectively	6,470,410	6,274,178
Unbilled contract costs and fees	144,024	447,405
Funded research and development expenses in excess of billings	—	292,111
Inventory	7,591,308	6,184,672
Prepaid expenses and other current assets	1,077,962	687,083
Total current assets	17,881,538	16,068,501
Warrants to purchase common stock	—	7,036
Property and equipment, net	5,156,361	5,913,211
Goodwill, net	704,362	704,362

Intangibles, net	1,998,090	2,391,193
Other long-term assets	523,509	501,634
Total assets	$26,263,860	$25,585,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$344,387	$184,177
Accounts payable	3,509,485	3,823,249
Accrued payroll and payroll related expenses	1,490,690	1,449,349

Other accrued expenses	1,849,498	2,412,409
Accrued contract losses	84,779	514,489
Deferred revenue	2,341,004	2,048,442
Accrued restructuring costs	—	495,612
Total current liabilities	9,619,843	10,927,727
Redeemable convertible Series B preferred stock (425 shares issued and outstanding; face value: $5,000 per share; liquidation preference: 100%)	2,125,000	2,125,000
Long-term debt, net of current portion	—	311,178
Other long-term liabilities	512,048	563,372
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value, 50,000,000 shares authorized; 33,407,662 and 28,226,010 shares issued and outstanding at July 2, 2005 and September 30, 2004, respectively	334,078	282,261
Additional paid-in capital	147,588,254	139,208,000
Accumulated deficit	(133,732,614)	(127,659,993)
Accumulated other comprehensive loss	(182,749)	(171,608)
Total stockholders’ equity	14,006,969	11,658,660
Total liabilities and stockholders’ equity	$26,263,860	$25,585,937

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Revenue:
Product revenue	$6,971,627	$6,840,972	$22,373,422	$19,254,617
Funded research and development and other revenue	1,186,141	1,771,056	3,240,763	5,703,626

Total revenue	$8,157,768	8,612,028	25,614,185	24,958,243

Operating costs and expenses:

Cost of product revenue	6,325,023	5,483,030	20,136,564	15,845,447
Research and development and other revenue expenses:

Funded research and development and other revenue expenses	1,205,756	1,415,758	2,899,449	4,210,900

Unfunded research and development expenses	2,397	4,188	10,901	5,489

Total research and development and other revenue expenses	1,208,153	1,419,946	2,910,350	4,216,389

Selling, general and administrative expenses	2,723,064	2,248,449	8,044,945	7,055,127
Restructuring costs	—	—	(255,612)	—
Amortization of intangibles	111,671	111,671	335,013	335,014

Total operating costs and expenses	10,367,911	9,263,096	31,171,260	27,451,977

Operating loss	(2,210,143)	(651,068)	(5,557,075)	(2,493,734)
Net unrealized loss on warrants to purchase common stock	—	(77,200)	(7,036)	(80,766)
Net unrealized gain on Series B warrants	—	—	—	35,442
Other income/(expense)	(22,867)	2,479	(152,289)	2,479
Interest income	16,392	2,545	27,497	9,069
Interest expense	(57,283)	(71,865)	(383,718)	(6,831,712)
Net loss	$(2,273,901)	$(795,109)	$(6,072,621)	$(9,359,222)

Net loss per weighted average share, basic and diluted	$(0.07)	$(0.03)	$(0.19)	$(0.35)

Weighted average number of common shares, basic and diluted	33,364,094	28,078,113	31,909,163	26,378,830

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

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended July 2, 2005

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
Balance, September 30, 2004 (Audited)	28,226,010	$282,261	$139,208,000	$(127,659,993)	$(171,608)	$11,658,660

Net loss				(6,072,621)	—	(6,072,621)	(6,072,621)

Issuance of common stock to 401(k) Plan	229,282	2,293	424,801	—	—	427,094	—

Issuance of common stock in connection with the exercise of stock options to purchase common stock	51,250	513	46,778	—	—	47,291	—

Issuance of common stock in lieu of six -months dividend on redeemable convertible Series B preferred stock	52,636	526	126,974	—	—	127,500	—

Issuance of warrants to Common stockholders, related to December Financing Transaction	—	—	1,602,954	—	—	1,602,954	—

Issuance of common stock in connection with the December Financing Transaction	4,848,484	48,485	5,835,521	—	—	5,884,006	—

Adjustment to conversion price related to re-pricing of Convertible Series B Preferred Stock	—	—	126,059	—	—	126,059	—
Adjustment in conversion price of Series B warrants	—	—	42,920	—	—	42,920	—
Issuance of warrants to purchase common stock to Ardour Capital Investments			20,490	—	—	20,490	—
Issuance of warrants to purchase common stock to Silicon Valley Bank	—	—	119,427	—	—	119,427	—
Compensation charge associated with the acceleration of unvested incentive stock options	—	—	34,330	—	—	34,330	—
Foreign currency translation adjustment	—	—	—	—	(11,141)	(11,141)	(11,141)

Comprehensive loss	—	—	—	—	—	—	$(6,083,762)

Balance, July 2, 2005 (unaudited)	33,407,662	$334,078	$147,588,254	$(133,732,614)	$(182,749)	$14,006,969

The accompanying notes are an integral part of these consolidated financial statements

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	July 2, 2005	June 26, 2004
Cash flows from operating activities:
Net loss	$(6,072,621)	$(9,359,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,395,162	1,458,884
Provision for uncollectible accounts	105,902	82,471
Provision for excess and obsolete inventory	—	209,757
Net unrealized (gain)/loss on warrants to purchase common stock	7,036	80,766
Net unrealized loss on Series B warrants	—	(35,442)
Non-cash compensation and consulting expense	601,341	610,250
Non-cash interest expense	274,387	6,731,579
Changes in operating assets and liabilities:
Accounts receivable	(302,134)	(93,300)
Unbilled contract costs and fees	303,381	(24,102)
Prepaid expenses and other current assets	161,889	(593,188)
Inventory	(1,406,636)	508,111
Other long-term assets	(21,875)	18,576
Accounts payable	(313,764)	(2,056,577)
Accrued payroll and payroll related expenses, other expenses, accrued contract losses and restructuring costs	(1,675,674)	(890,460)
Deferred revenue	292,562	(2,076,550)
Other liabilities	(61,107)	(137,206)
Total adjustments	(639,530)	3,793,569
Net cash used in operating activities	(6,712,151)	(5,565,653)
Cash flows from investing activities:
Purchases of property and equipment	(245,209)	(72,610)
Net cash used in investing activities	(245,209)	(72,610)
Cash flows from financing activities:
Net (repayments) borrowings under bank line of credit	—	(1,801,869)
Repayment of long-term debt	(150,968)	(211,235)
Proceeds from issuance of convertible subordinated debentures	—	70,000
Net proceeds from issuance of common stock and warrants	7,486,960	—
Net proceeds from issuance of convertible preferred stock	—	6,925,000
Net proceeds from exercise of warrants and options to purchase common stock	47,291	1,914,714
Net cash provided by financing activities	7,383,283	6,896,610
Effect of foreign currency exchange rates on cash and cash equivalents	(11,141)	(74,505)
Net increase in cash and cash equivalents	414,782	1,183,842
Cash and cash equivalents at beginning of period, including restricted cash and cash equivalents	2,183,052	1,235,191

Cash and cash equivalents at end of period, including restricted cash and cash equivalents	$2,597,834	$2,419,033

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-Cash Investing and Financing Activities:
Valuation adjustment for warrants to purchase common stock	$—	$(3,566)
Valuation adjustment for Series B Preferred stock and warrants	$168,979	$35,422
Issuance of Warrants to purchase common stock to consultant	$20,490	—
Issuance of Warrants to purchase common stock to Silicon Valley Bank	$119,427	—
Common Stock issued Related to 401(K) contributions	$427,094	—
Common Stock issued in lieu of dividend on redeemable convertible Series B Preferred Stock	$127,500	—
Compensation charge associated with the acceleration of unvested employee stock options	$34,330	—
Interest and Income Taxes Paid:
Interest	$109,332	$100,135
Income Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JULY 2, 2005 AND JUNE 26, 2004

(Unaudited)

Note A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its wholly-owned subsidiaries (collectively, the “Company”) as of July 2, 2005 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All inter-company accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. Operating results for the three and nine months ended July 2, 2005 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each of the past ten years. As of July 2, 2005, it had an accumulated deficit of $133,732,614 since inception. During the nine months ended July 2, 2005, the Company incurred a loss from operations of 5,557,075 and used cash in operations of $6,712,151.  The Company’s restricted cash balances at July 2, 2005 and September 30, 2004 were $84,000 and $1,011,900, respectively.

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

As a result of the December 2004 Financing Transaction the Company recorded the following non-cash charges as interest expense in its Statement of Operations during its first fiscal quarter of 2005 and is included in its results of operations for the nine month period ended July 2, 2005:

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

Effective January 31, 2005, the Company entered into a new loan agreement with the Bank (the “New Loan”), which replaced the Amended Loan.  Under the terms of the New Loan, the Bank will provide the Company with a credit line of up to $7.0 million.  The New Loan is secured by most of the assets of the Company and advances under the New Loan are limited to 80% of eligible receivables and up to $1.0 million based on the levels of eligible inventory.  Interest on outstanding borrowings accrues at the Bank’s prime rate of interest plus 2% per annum.  In addition, the Company will pay to the Bank a collateral handling fee of $1,000 per month and has agreed to the following additional fees: (i) $25,000 commitment fee; (ii) an unused line fee in the amount of 0.5% per annum; and (iii) an early termination fee of 0.5% of the total credit line if the Company terminates the New Loan within the first six months.  The New Loan contains certain financial covenants relating to tangible net worth, as defined, which the Company must satisfy in order to continue to borrow from the Bank.  The New Loan will expire on January 30, 2006.  As of July 2, 2005, there were no amounts outstanding under the New Loan and at July 2, 2005 the Company was in compliance with all covenants under the New Loan.

On June 29, 2005, the New Loan was modified pursuant to a Loan Modification Agreement (the

“Modification Agreement”) between the Company and the Bank.  The Modification Agreement has an effective date of May 31, 2005.  Under the Modification Agreement, certain financial covenants relating to tangible net worth and minimum cash, which covenants the Company must satisfy in order to continue to borrow from the Bank, were modified.  In addition, certain conditions precedent to the making of advances were also modified.  The Modification Agreement will expire on January 30, 2006.  As consideration for the modifications, the Company (i) paid the Bank a modification fee of $20,000 and (ii) issued to the Bank a 10-year warrant to purchase 151,515 shares of the Company’s common stock at an exercise price of $1.386 per share.  The Company valued these warrants at $119,427 using the Black-Scholes option pricing model with the following assumptions: an expected life of seven years, expected volatility of 52.3%, no dividends, and risk-free interest rate of 4.0%.  The value of these warrants will be amortized ratably over the remaining term of the Loan.

On August 15, 2005, the Company sold 4,676,151 shares of Common Stock to accredited investors for proceeds of approximately $5.3 million, net of transaction costs.  As part of this financing the Company also issued warrants to purchase up to 1,169,038 shares of Common Stock.  These warrants have an exercise price of $1.99 per share, are immediately exercisable and expire on August 2, 2010.  As condition to this transaction, the Company has agreed to file a registration statement on Form S-3 to register these shares within 90 days of the closing with the Securities and Exchange Commission.  The warrants will be valued using the Black-Scholes option pricing model.

The Company anticipates that its current cash together with the ability to borrow under the New Loan, as modified, will be sufficient to fund its operations at least through September 30, 2005. This assumes the Company achieves its business plan. Further, this assumes that the Company will be able to remain in compliance with all New Loan covenants. If, however, the Company is unable to realize its operating plan and is unable to remain in compliance with the New Loan agreement with the Bank, the Company may be forced to raise additional funds by selling stock or taking other actions to conserve its cash position.

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

The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as research and development expense as incurred. As of July 2, 2005, the Company has accrued $84,779 for anticipated contract losses on commercial contracts.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, overnight repurchase agreements with the Bank and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At July 2, 2005 and September 30, 2004, the Company has restricted cash as indicated in the table below.  In addition, at July 2, 2005 and September 30, 2004, the Company had overnight repurchase agreements with the Bank of $2,317,118 and $880,895, respectively.

Restricted Cash	July 2, 2005	September 30, 2004
Security deposits	$34,000	$34,000
Certificates of Deposit	50,000	50,000
Performance bond	—	927,900
Total restricted Cash	$84,000	$1,011,900

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. (See Concentration of Credit Risk)

Inventory

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

Effective October 1, 2001, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement affects its treatment of goodwill and other intangible assets. The statement requires impairment tests be periodically repeated and on an interim basis, if certain conditions exist, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement’s criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives ceased.

The Company determines the fair value of each of the reporting units based on a discounted cash flow income approach. The income approach indicates the fair value of a business enterprise based on the discounted value of the cash flows that the business can be expected to generate in the future. This analysis is largely based upon projections prepared by the Company and data from sources of publicly available information available at the time of preparation. These projections are based on management’s best estimate of future results. In making these projections, the Company considers the markets it is addressing, the competitive environment and its advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. In addition, the Company performs a macro assessment of the overall likelihood that the Company would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows.

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

The Company determines the fair value of certain of the long-lived assets based on a discounted cash flow income approach. The income approach indicates the fair value of a long-lived assets based on the discounted value of the cash flows that the long-lived asset can be expected to generate in the future over the life of the long-lived asset. This analysis is based upon projections prepared by the Company. These projections represent management’s best estimate of future results. In making these projections, the Company considers the markets it is addressing, the competitive environment and its advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. In addition, the Company performs a macro assessment of the overall likelihood that we would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders’ equity (deficit) is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions are reflected in the loss from operations and were not significant during the three and nine months ended July 2, 2005 or for the fiscal year ended September 30, 2004.

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

During the three and nine months ended July 2, 2005, $34.330 of stock based employee compensation was included in the determination of net loss.

Had compensation cost for the Company’s stock-based compensation been determined based on fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net loss and loss per share for the three and nine months ended July 2, 2005 and June 26, 2004 would have been increased to the pro forma amounts indicated below:

	Three Months Ended				Nine Months Ended
	July 2, 2005		June 26, 2004		July 2, 2005		June 26, 2004
		Loss per		Loss per		Loss per		Loss per
	Net Loss	Share	Net Loss	Share	Net Loss	Share	Net Loss	Share

As Reported	$(2,273,901)	$(0.07)	$(795,109)	$(0.03)	$(6,072,621)	$(0.19)	$(9,359,222)	$(0.35)
Stock based employee compensation expense	(1,355,051)	(0.04)	(153,895)	(0.01)	(3,367,029)	(0.11)	(1,705,586)	(0.06)

Pro Forma	$(3,628,952)	$(0.11)	$(949,004)	$(0.03)	$(9,439,650)	$(0.30)	$(11,064,808)	$(0.42)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions indicated below:

	Three Months Ended		Nine Months Ended
Assumptions:	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Expected life	7 years	7 years	7 years	7 years
Expected volatility ranging from	52.2% - 58.4%	114.2% to 119.8%	52.2% to 80.4%	114.2% to 120.0%
Dividends	none	none	none	none
Risk-free interest rate	4%	4%	4%	4%

On April 8, 2005, the Board of Directors of the Company voted to accelerate the vesting of all outstanding and unvested options held by directors, officers and employees under the Company’s stock option plans.  As a result of the acceleration, options to acquire 633,333 shares of the Company’s common stock, which otherwise would have vested from time to time over the next 48 months, became immediately exercisable.  Included in the options to acquire 633,333 shares of the Company’s common stock were (i) options to purchase 591,583 shares with exercise prices greater than the Company’s closing stock price on April 8, 2005 ($1.59) (the “underwater options”) and (ii) options to purchase 41,750 shares with exercise prices below the Company’s closing stock price on April 8, 2005 (the “in-the-money options”).  The underwater options have a weighted average exercise price of $2.23 per share.  The in-the-money options have a weighted average exercise price of $1.04 per share.  Under the accounting guidance of APB 25, the accelerated vesting relating to the in-the-money options resulted in a charge for stock-based compensation of approximately $34,330, which was recognized by the Company in the third fiscal quarter.  The Company had calculated this charge using the Black-Scholes option pricing model, taking into account the remaining unvested shares, each unvested share’s exercise price as compared to the price on the day the vesting of the options was accelerated.

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

As a direct result of the acceleration of the employee stock options, the amounts shown in the three and nine months ended July 2, 2005, above, include approximately $860,000 of stock based employee compensation expense that would have been accounted for in subsequent periods had the unvested options not been accelerated.  The table below details the Stock Based Employee Compensation Expense for the three month period presented above:

Description	$ ‘s

Related to options granted during the period which were not accelerated	$495,481

Result of option acceleration	$859,570

Total	$1,355,051

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

The Company’s trade accounts receivable and unbilled contract costs and fees are primarily from sales to U.S. government agencies and commercial customers. The Company does not require collateral and has not historically experienced significant credit losses related to receivables or unbilled contract costs and fees from individual customers or groups of customers in any particular industry or geographic area.  At July 2, 2005, the Company had one customer that accounted for approximately 19% of gross accounts receivable.  Of the amounts due from this customer approximately $432,000 related to sales greater than sixty days past due, or approximately 32% of the balance due from the customer.  In addition, approximately $930,000 of the balance due from the customer are from sales made to the customer during the quarter ended July 2, 2005, which represents less than 10% of total revenue for the period.  Historically the Company has not experienced any credit losses as a result of doing business with this customer.

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

Note D. Loss per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:

	Three Months Ended		Nine Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Net loss	$(2,273,901)	$(795,109)	$(6,072,621)	$(9,359,222)

Basic and diluted:
Common shares outstanding, beginning of period	33,281,527	27,883,970	28,226,010	21,023,200
Weighted average common shares issued during the period	82,567	194,143	3,683,292	5,355,630

Weighted average shares outstanding—basic and diluted	33,364,094	28,078,113	31,909,302	26,378,830

Net loss per weighted average share, basic and diluted	$(0.07)	$(0.03)	$(0.19)	$(0.35)

As of July 2, 2005 and June 26, 2004, shares of common stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive.  In addition, shares of common stock issuable upon the conversion of redeemable convertible preferred stock were excluded from the diluted weighted average common shares outstanding as their effect would also have been dilutive.   The table below summarizes the option and warrants and convertible preferred stock that were excluded from the calculation above due to their effect being antidilutive:

	July 2, 2005	June 26, 2004
Common Stock issuable upon the exercise of:
Options	3,768,095	2,007,501
Warrants	3,703,495	1,320,162

Total Options and Warrants excluded	7,471,590	3,327,663

Common Stock issuable upon the conversion of redeemable convertible preferred stock	900,424	850,000

On April 19, 2004, the Company completed the first phase of its stock option exchange offer. A total of 781,158 options with an average exercise price of approximately $12.30 were tendered by employees and directors and then cancelled by the Company in exchange for the future issuance of options. New options were to be issued in the final phase of the exchange offer on or after October 20, 2004 at the then current market price to employees and directors who were employed by the Company or served as directors of the Company from the acceptance date through the date that the new options were granted. As of June 26, 2004, the Company was obligated to issue 684,008 options associated with the exchange, subject to certain conditions.  Executive officers of the Company elected not to participate in the program. Ultimately, in October 2004, the Company issued 658,508 options with an exercise price of $2.08.

Note E. Inventory

Inventory at the end of each period were as follows:

	July 2, 2005	September 30, 2004
Raw material	$2,446,562	$1,369,096
Work-in-process	3,660,944	4,373,925
Finished goods	1,483,802	441,651
	$7,591,308	$6,184,672

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

The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations, including amortization of intangibles. Common costs not directly attributable to a particular segment are included in the Applied Technology segment. These costs include corporate costs such as executive officer compensation, facility costs, legal, audit and tax and other professional fees and totaled, $761,161 and 565,081, and $2,351,049, $1,787,208 for the three and nine months ended July 2, 2005 and June 26, 2004, respectively.

The following is a summary of the Company’s operations by operating segment:

	Three Months Ended		Nine Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Applied Technology:
Funded research and development and other revenue	$1,186,141	$1,771,056	$3,240,763	$5,703,626
Loss from operations, including amortization of intangibles $80,421 for the three months ended July 2, 2005 and June 26, 2004, and $241,264 for the nine months ended July 2, 2005 and June 26, 2004	$(1,423,658)	$(809,059)	$(3,535,934)	$(2,123,920)

Power Systems:
Product revenue	$4,562,468	$4,506,350	$15,190,531	$12,655,408
Income (loss) from operations	$(673,025)	$64,866	$(1,944,414)	$(298,706)

Electronics:
Product revenue	$2,409,159	$2,334,622	$7,182,891	$6,599,209
Income (loss) from operations, including amortization of intangibles of $31,250 for the three months ended July 2, 2005 and June 26, 2004 and $93,750 for the nine months ended July 2, 2005 and June 26, 2004	$(113,460)	$93,125	$(76,727)	$(71,108)

Consolidated:
Product revenue	$6,971,627	$6,840,972	$22,373,422	$19,254,617
Funded research and development and other revenue	1,186,141	1,771,056	3,240,763	5,703,626

Total revenue	$8,157,768	$8,612,028	$25,614,185	$24,958,243
Operating loss	(2,210,143)	$(651,068)	(5,557,075)	$(2,493,734)
Net unrealized loss on warrants to purchase common stock	—	(77,200)	(7,036)	(80,766)
Net unrealized gain on Series B warrants	—	—	—	35,442
Other income	(22,867)	2,479	(152,289)	2,479
Interest income	16,392	2,545	27,497	9,069
Interest expense	(57,283)	(71,865)	(383,718)	(6,831,712)
Net loss	$(2,273,901)	$(795,109)	$(6,072,621)	$(9,359,222)

Common assets not directly attributable to a particular segment are included in the Applied Technology segment.

These assets include cash and cash equivalents, prepaid and other corporate assets and amounted to $3,019,908 and $2,924,667 at July 2, 2005 and September 30, 2004, respectively. The following is a summary of the Company’s assets by operating segment:

	July 2, 2005	September 30, 2004
Applied Technology:
Segment assets	$6,989,644	$7,477,961
Power Systems:
Segment assets	13,211,365	11,284,272
Electronics:
Segment assets	6,062,851	6,816,668
Consolidated:
Segment assets	$26,263,860	$25,578,901
Warrants to purchase common stock	—	7,036
Total assets	$26,263,860	$25,585,937

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Revenue by geographic region based on location of customer:
United States	$7,850,022	$7,932,379	$22,819,451	$21,984,127
Rest of world	307,746	679,649	2,794,734	2,974,116
Total revenue	$8,157,768	$8,612,028	$25,614,185	$24,958,243

	July 2, 2005	September 30, 2004
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:
United States	$7 791,569	$8,941,166
Rest of world	67,244	67,600
Total long-lived assets (including goodwill and intangible assets)	$7,858,813	$9,008,766

Note G. Legal Matters

From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business.

In October 2003, the Company was served with a Complaint by a former employee seeking, among other claims, severance and bonus compensation.  On February 19, 2005, the Company settled the Complaint with these former employees for approximately $124,000 and the forgiveness of a promissory note due from an employee of approximately $70,000, which had been previously provided for by the Company in fiscal 2003, the net results of which are included in the Company’s results of operations for the nine months ended July 2, 2005.

On or about August 31, 2004, the Company was informed that Bristol Investment Group, Inc. had filed a Demand for Arbitration with the American Arbitration Association claiming that it was owed money and warrants under a September 2002 agreement whereby Bristol was to have arranged for a private placement financing transaction.  The Company settled this claim for $189,000 during the second quarter of fiscal 2005, which is included in the Company’s results of operations for the nine months ended July 2, 2005.

The Company is not aware of any other current or pending litigation in which the Company is or may be a party that it believes could materially adversely affect the results of operations or financial condition or net cash flows.

Note H. Commitments and Contingencies

Letters of Credit

The Company utilizes a standby letter of credit to satisfy a security deposit requirement and in some instances to satisfy warranty commitments. Outstanding standby letters of credit as of July 2, 2005 and September 30, 2004 were $34,000 and $961,900, respectively, and are broken down as indicated below:

	Expiration Date	July 2, 2005	September 30, 2004
Security Deposits	expiring on July 15, 2006	$34,000	$34,000
Warranty Commitments	expired on February 15, 2005	—	927,900
Total Letters of Credit at period end		$34,000	$961,900

The Company is required to pledge cash as collateral on these outstanding letters of credit. As of July 2, 2005 and September 30, 2004, the cash pledged as collateral for these letters of credit was $34,000 and $961,900, respectively, and is included in restricted cash and cash equivalents on the balance sheet.

Purchase Commitments:

In the ordinary course of business the Company enters into agreements with vendors for the purchase of goods and services through the issuance of purchase orders.  In general the majority of these purchases do not represent commitments of the Company until the goods or services are received.  In the third quarter of fiscal 2003 the Company provided for approximately $900,000 related to outstanding purchase commitments that were related to its Shaker and UPS product lines.  At July 2, 2005 and September 30, 2004, the balance outstanding on these purchase commitments was $357,334 and $390,330, respectively.  These amounts are included in other accrued expenses in the Company’s consolidated balance sheet.

Employment Agreements:

The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. As of July 2, 2005, the Company’s potential obligation to these employees was approximately $500,000.  During the nine months ended July 2, 2005 the Company severed the employment of an employee that had an employment agreement that provided for severance.  The Company recorded a charge to operations of approximately $100,000 related to this severance agreement in its results of operations for the nine months ended July 2, 2005.

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

In the third and fourth quarters of fiscal 2004 and through the first quarter of fiscal 2005, the Company encountered unanticipated problems related to performance requirements.  At the end of the third quarter of fiscal 2004 the Company had completed the technical design and was working on integration and testing.  During the latter half of fiscal 2004 the Company estimated that it would incur costs of approximately $3.0 million to complete the project.  Accordingly, the Company had recorded an additional charge in the third and fourth fiscal quarters of 2004 totaling $0.8 million.  During the first quarter of fiscal 2005 there were no changes to the Company’s estimate and no additional charges were recorded related to these contracts.  All contract elements were delivered to the customer and the contract was completed during the second quarter of fiscal 2005.  For the three and nine months ended July 2, 2005, the Company did not record any revenue related to the EDO contract.  In addition, due to the loss related to this contract, the Company recorded approximately $0.1 million in costs for the nine months ended July 2, 2005.  The Company has deferred the recognition of the revenue related to this contract of $1.5 million until final acceptance is received from the customer on all elements delivered.  The Company has billed the customer for the entire amount related to the contracts, of which approximately $100,000 remains unpaid and outstanding as of July 2, 2005.

Note I. Restructuring Costs

As of September 30, 2004, the Company had $495,612 accrued related to a restructuring cost, which was established in April 2002.  On January 27, 2005, the Company reached a settlement with the landlord of the Anaheim facility in the amount of $240,000 as final settlement for all claims.  In addition, the Company has determined that all remaining restructuring liabilities accrued are no longer warranted and that all matters related to the restructuring charge have been settled, therefore the Company has adjusted all remaining balances related to severance costs, facilities cost and equipment costs remaining as of January 1, 2005, resulting in a reduction of accrued restructuring charges of $255,612 and reflected in the Company’s statement of operations for the nine months ended July 2, 2005.  The Company paid the remaining balance of $240,000 during the quarter ended April 2, 2005.

The following is a status of the Company’s accrued restructuring costs and the changes for the periods then ended:

	Balance September 30, 2004	Amounts Paid or Assets Disposed Of	Adjustments	Balance July 2, 2005
Severance costs	$89,353	$—	$(89,353)	$—
Facility costs	306,320	(240,000)	(66,320)	—
Equipment costs	99,939	—	(99,939)	—
Accrued restructuring costs	$495,612	$(240,000)	$(255,612)	$—

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

The following is a summary of the Company’s accrued warranty activity for the following periods:

	July 2, 2005	September 30, 2004
Balance at beginning of period	$642,119	$765,336
Provision	149,047	35,127
Usage	(245,036)	(158,344)
Balance at end of period	$546,130	$642,119

Note K. Related Party Transactions

On occasion the Company engages certain of its directors to perform financial and advisory services.  During the period ended July 2, 2005 the Company paid approximately $23,000 to two of its non-employee directors for financial and advisory services.  These services are provided at the request of the Company’s management on an ad-hoc basis. The Company is under no obligation to engage these directors for such services.

Note L. Subsequent Events

On August 15, 2005, the Company sold 4,676,151 shares of Common Stock to accredited investors for proceeds of approximately $5.0 million, net of transaction costs.  As part of this financing, the Company also issued warrants to purchase up to 1,169,038 shares of Common Stock.  These warrants have an exercise price of $1.99 per share, are immediately exercisable and expire on August 2, 2010.  As condition to the this financing transaction, the Company has agreed to file a registration statement on Form S-3 to register these shares within 90 days of the closing with the Securities and Exchange Commission.  The warrants will be valued using the Black-Scholes option pricing model.  As a result of this financing transaction, in accordance with the anti-dilution provisions of the Company’s Series B Convertible Preferred Stock, the Company will be required to adjust the conversion price of the remaining 425 Series B Convertible Preferred Shares outstanding at that time, along with adjusting the exercise price of the outstanding Series B Warrants, which will be recorded in the results of operations for the Company’s fiscal fourth quarter.

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

We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed-upon the final indirect cost rates for the fiscal year ended September 30, 2001. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of July 2, 2005 and September 30, 2004, we have accrued approximately $0.1 and $0.9 million, respectively, for anticipated contract losses.

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

At the end of June 2003, we were actively engaged in selling our Shaker product line, and we were pursuing a strategy that we hoped would lead to a strategic alliance with a larger company for the development and exploitation of the advantages embodied in our Uninterruptible Power Supply (“UPS”) system. During the process of considering various options, we concluded that both our Shaker and UPS system inventories were overvalued based upon the June 2003 plans. We analyzed the situation, recorded an increase to our valuation reserve and were actively considering offers for this product line. This reserve was based on our assessment of the situation as of that time.  We had no orders associated with this reserved inventory and there was no sales force dedicated to the sales and marketing of these products.  During the first quarter of fiscal 2004, we decided to terminate discussions about the possible sale of the Shaker product line and focus on generating orders.  This decision to retain our Shaker product line was due in part to a significant improvement in our liquidity situation.   The restarting of this line of business took some time and in the first quarter of 2004 no shaker units were sold.  At the end of the first quarter of fiscal 2004, the gross inventory for our Shaker product line inventory totaled $2.1 million and our valuation reserve against that inventory was $2.0 million, or 95%.  In addition, we had originally accrued approximately $0.9 million for purchase commitments related to the UPS and Shaker product lines (See Note H. Commitments and Contingencies).  The table below details the resulting approximate reduction of costs related to both the inventory reserves of our Shaker and UPS product lines, as well as reserves established related to the purchase commitments as follows:

Fiscal Year	Fiscal Quarter ended	Value of Inventory Reserve Used	Value of Purchase Commitments Reserve Used	Period Reduction to Cost of Sales	Fiscal Year to Date Reduction to Cost of Sales

2004	December 27, 2003	$—	$—	$—	$—
	March 27, 2004	$127,000	$—	$127,000	$127,000
	June 26, 2004	$174,000	$100,000	$274,000	$401,000
	September 30, 2004	$224,000	$68,000	$292,000	$693,000

2005	January 1, 2005	$81,000	$—	$81,000	$81,000
	April 2, 2005	$58,000	$88,000	$146,000	$227,000
	July 2, 2005	$83,000	$—	$83,000	$310,000

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $39.2 million as of July 2, 2005, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

Three Months Ended July 2, 2005 Compared to Three Months Ended June 26, 2004

Product Revenue.  Product revenue increased by $0.1 million, or 2%, from $6.8 million in fiscal 2004 to $7.0 million in fiscal 2005.  Product revenue by segment for the three months ended July 2, 2005 and June 26, 2004 is as follows:

	Three months ended
	(in thousands)
Division	July 2, 2005	June 26, 2004	$ Increase	% Increase
Power Systems	$4,562	$4,506	$56	1.2%
Electronics	2,409	2,335	75	3.2%
Total product revenue	$6,972	$6,841	$131	1.9%

This increase of $0.1 million in revenue from Power Systems was due to increased sales in our and Solar photovoltaic conversion products of $0.4 million and an increase of approximately $0.5 million in our Test and Measurement product line revenue, over that of the same period in fiscal 2004, offset in part by a $0.4 million decrease in our MagLev revenue and approximately $0.5 million in other product line revenue.  During the quarter we shipped a Rotary UPS to a customer and have deferred approximately $1.3 million in revenue until all elements of revenue recognition are achieved.

Revenue from our Electronics division increased by approximately $0.1 million from the same period in fiscal 2004, primarily due to increases in our military sub-contract business by approximately $0.3 million.

Funded research and development and other revenue.  Funded research and development and other revenue decreased by $0.6 million, or 33%, from $1.8 million in fiscal 2004 to $1.2 million in fiscal 2005.   The decrease was primarily due to a decrease in revenue of $0.5 million from a naval program which existed in 2004, offset slightly by new programs in 2005.  Also, due to efforts focused on the completion of our contract with the EDO Corporation in prior quarters we have experienced some delays in starting-up several existing contracts, which resulted in a decrease in revenues for the quarter.  These factors resulted in lower funded research and development and other revenue for the quarter ended July 2, 2005 as compared to the quarter ended June 26, 2004.

Cost of product revenue.  Cost of product revenue increased by $0.8 million, or 15%, from $5.5 million in fiscal 2004 to $6.3 million in fiscal year 2005. Cost of product revenue by segment for the three months ended July 2, 2005 and June 26, 2004 is as follows:

	Three months ended
	(in thousands)
Division	July 2, 2005	June 26, 2004	$ Increase	% Increase
Power Systems	$4,284	$3,733	$551	14.8%
Electronics	2,041	1,750	$291	16.6%
Total cost of product revenue	$6,325	$5,483	$842	15.4%

The increase in the Power Systems division was primarily attributable to the increase in sales volume compared to the same period in fiscal 2004.  In addition, increased materials costs, such as steel and copper, which are major components in our products, and the use of outside contractors contributed to the increase.

The increase of $0.3 million the Electronics division was due in part by increased sales volume in addition to increased materials and labor costs for compared to the same period in fiscal 2004.

Gross Margin. Gross margins on product revenue decreased from 20% for the three months ended June 26, 2004 to 9% for the three months ended July 2, 2005.  Gross margin by division is broken out below.

	Three months ended
Division	July 2, 2005	June 26, 2004
Power Systems	6%	17%
Electronics	15%	25%
Total gross margin %	9%	20%

In our Power Systems division, the decrease in gross margin by 11% is a direct result of the product mix for the quarter as compared to the same period in fiscal 2004, along with higher materials costs and manufacturing inefficiencies.

In our Electronics division the decrease in gross margins by 10% was attributable to higher materials costs compared to the same period in fiscal 2004, along with a change in the sales mix, increased military sub-contract revenue, which in general is slightly lower margin business.

Funded research and development and other revenue expenses.  Funded research and development and other revenue expenses decreased by $0.2 million, or 15%, from $1.4 million in the three months ended June 26, 2004 to $1.2 million in the three months ended July 2, 2005.   The gross margin on funded research and other revenue decreased from 20% in the three months ended June 26, 2004 to (2%) in the three months ended July 2, 2005. The primary reason for this decline was the utilization of staff as a result of delays in starting up new programs.

Unfunded research and development expenses.  We did not expend any material funds on unfunded research and development expenses in the quarters ended July 2, 2005 and June 26, 2004.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by approximately $0.5 million, or 21%, from $2.2 million in fiscal 2004 to $2.7 million in fiscal 2005.  The increase was primarily the result of approximately $0.4 million incurred as a result of increased head count in finance and sales support and payroll related costs across all operating units, as compared to the third quarter of fiscal 2004.

Amortization of intangibles.  Amortization of intangibles remained flat at $0.1 million.

Net unrealized loss on warrants to purchase common stock.  We incurred a $0.1 million unrealized loss on warrants to purchase common stock in fiscal year 2004. We account for our warrants to purchase Mechanical Technology Incorporated’s common stock and to purchase Beacon Power Corporation’s common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we have recorded these warrants at their fair value at July 2, 2005 and June 26, 2004.   Our warrants to purchase Mechanical Technology Incorporated’s common stock expired unexercised on October 21, 2003 and January 31, 2004 and we no longer account for these Mechanical Technology Incorporated warrants in accordance with SFAS No. 133. The warrants to purchase Beacon Power Corporation’s common stock expired un-exercised on April 7, 2005 and we no longer account for these Beacon Corporation warrants in accordance with SFAS No. 133.

Other (expense).  Other expense was approximately $23,000 for third quarter of fiscal year 2005.  This consisted primarily of the amortization of our line of credit renewal fee.

Interest expense.  Interest expense remained flat at less than $0.1 million.

Nine Months Ended July 2, 2005 Compared to Nine Months ended June 26, 2004

Product Revenue.  Product revenue increased by $3.1 million, or 16%, from $19.3 million in fiscal year 2004 to $22.4 million in fiscal year 2005.  Product revenue by segment for the nine months ended July 2, 2005 and June 26, 2004 is as follows:

	Nine Months Ended
	(in thousands)
Division	July 2, 2005	June 26, 2004	$ Increase	% Increase
Power Systems	$15,191	$12,655	$2,535	20.0%
Electronics	7,183	6,599	$584	8.8%
Total product revenue	$22,373	$19,255	$3,119	16.2%

This increase of approximately $2.5 million in revenue from our Power Systems division for the nine months ended July 2, 2005 was largely due to increases in the Fuel Cell Energy line of approximately $1.2 million, Solar Converter line of approximately $1.5 million, the Plasma Torch line of approximately $1.0 million and other increases amounting to approximately $0.5 million, partially offset by decreases in our Test and Measurement product line of approximately $0.5 million and our Rotary UPS line of approximately $0.9 million.  During the nine months ended July 2, 2005 we shipped a Rotary UPS to a customer and have deferred approximately $1.3 million in revenue until all elements of revenue recognition are achieved.

The Electronics division increase of approximately $0.6 million was due to an increase in the military product line of approximately $1.2 million, partially offset by a decrease in the commercial product line of approximately $0.6 million

Funded research and development and other revenue.  Funded research and development and other revenue decreased by $2.5 million, or 43%, from $5.7 million in fiscal year 2004 to $3.2 million in fiscal year 2005. This decrease was primarily attributable to less overall business in our Applied Technology division, delays in starting-up several existing contracts, a decrease in revenue of $1.5 million from a Naval program which existed in fiscal 2004, and a decrease in revenue of  $0.6 million from a contract with General Atomics to deliver power converter and control assemblies for the RV Triton, a British research vessel, combined with efforts focused on completing the EDO contract in the first and second quarters of fiscal 2005, which took away from our ability to work on other opportunities.  The EDO program was completed and delivered during the period ended April 2, 2005, however at the end of that period and through the end of the third quarter the customer has not accepted all items delivered under the contract.  We anticipate recognizing this revenue once the customer accepts all delivered elements.  (See Note H. Commitments and Contingencies – Contract Losses).  These factors resulted in lower funded research and development and other revenue during fiscal 2005 as compared to same period in fiscal 2004.

Cost of product revenue.  Cost of product revenue increased by $4.3 million, or 27.1%, from $15.8 million in fiscal year 2004 to $20.1 million in fiscal year 2005.  Cost of product revenue by segment for the nine months ended July 2, 2005 and June 26, 2004 is as follows:

	Nine Months Ended
	(in thousands)
Division	July 2, 2005	June 26, 2004	$ Increase	% Increase
Power Systems	14,260	10,540	$3,720	35.3%
Electronics	5,876	5,306	571	10.8%
Total cost of product revenue	$20,137	$15,845	$4,291	27.1%

The increase was primarily attributable to an increase in material costs due to higher sales volume across all divisions, higher material costs, such as steel and copper which are material components to our products,  the mix of products sold, and higher manufacturing labor and overhead costs as compared to the same period in fiscal 2004.

Gross Margin. Gross margins on product revenue decreased from 18% for the nine months ended June 26, 2004 to 10% for the nine months ended July 2, 2005.  Gross margin by division is broken out below.

	Nine Months Ended
Division	July 2, 2005	June 26, 2004
Power Systems	6%	17%
Electronics	18%	20%
Total gross margin %	10%	18%

In our Power Systems division, the decrease in gross margin by 11% is a direct result of the product mix for the quarter as compared to the same period in fiscal 2004, along with higher materials costs and manufacturing inefficiencies.

In our Electronics division, the decrease in gross margins by 2% was attributable to higher revenue compared to the same period in fiscal 2004, along with the sales mix consisting of lower margin business related to military sub-contract revenues, in conjunction with manufacturing efficiencies and higher materials costs.

Funded research and development and other revenue expenses.  Funded research and development and other revenue expenses decreased by $1.3 million, or 31%, from $4.2 million in fiscal year 2004 to $2.9 million in fiscal year 2005.   A primary reason for the decrease was directly related to efforts focused on the completion of the EDO contract for which we did not recognize any costs or revenue during the period.    We anticipate recognizing this revenue of $1.5 million and corresponding costs of $1.5 million upon customer accepts of all elements delivered under the contract (See Note H. Commitments and Contingencies – Contract Losses).   The gross margin on funded research and other revenue declined from 26% in fiscal year 2004 to 11% in fiscal year 2005, the primary reason for the decline is directly related to our efforts in completing the EDO contract which led to lower efficiency levels of our staff due to the slower start-up of new programs.

Unfunded research and development expenses.  We did not expend any material funds on unfunded research and development in fiscal year 2005 or 2004.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by approximately $1.0 million, or 14%, from $7.1 million in fiscal year 2004 to $8.0 million in fiscal year 2005.  The increase was primarily the result of approximately $0.3 million incurred as a result of increased head count and payroll related costs across all operating units, approximately $0.2 million related to the settlement of a law suit, approximately $0.1 million in costs related to our efforts to comply with Sarbanes-Oxley, and approximately $0.4 million in increased legal, accounting and other corporate costs as compared to fiscal 2004.

Amortization of intangibles.  Amortization of intangibles remained flat at $0.3 million for the nine months ended July 2, 2005 and June 26, 2004.

Net unrealized loss on warrants to purchase common stock.  Net unrealized loss on warrants to purchase common stock in fiscal year 2005 was approximately $7,000 compared to a net unrealized loss of approximately $0.1 million in 2004. We account for our warrants to purchase Mechanical Technology Incorporated’s common stock and to purchase Beacon Power

Corporation’s common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we have recorded these warrants at their fair value at June 26, 2004.   Our warrants to purchase Mechanical Technology Incorporated’s common stock expired unexercised on October 21, 2003 and January 31, 2004 and we no longer account for these warrants in accordance with SFAS No. 133.  Our warrants to purchase Beacon Power Corporation’s common stock expired un-exercised on April 7, 2005 and we no longer account for these warrants in accordance with SFAS No. 133.

Other (expense).  Other expense was approximately $0.2 million in fiscal 2005.  This consisted primarily of state tax payments from prior years and the amortization of our line of credit renewal and Modification fees.

Interest expense.  Interest expense was approximately $0.4 million for fiscal year 2005 compared with approximately $6.8 million for fiscal year 2004, a decrease of approximately $6.5 million. Interest expense in fiscal 2005 includes non-cash interest of approximately $0.2 million associated with our December 2004 financing and the related anti-dilution effects on the Series B preferred stock and warrants issued with the Series B preferred stock and non-cash interest of approximately $75,000 related to the issuance of warrants to a vendor.  In addition, during the nine months ended July 2, 2005 we had borrowing under credit facility with Silicon Valley Bank and interest expense related to our line of credit during this period was approximately $16,000.  There are no outstanding amounts under the line at July 2, 2005. Interest expense for fiscal year 2004 was virtually all comprised of non-cash items including $6.1 million amortization of discount on the convertible redeemable Series B preferred stock, $0.2 million amortization of the discount on the subordinated convertible debentures, $0.2 million associated with the redeemable convertible Series A preferred stock and subordinated debentures, $0.2 million associated with the line of credit with Silicon Valley Bank and $0.1 million associated with the Series B preferred stock, offset by a benefit from the negotiated reduction in fees associated with the February 2003 financing transaction.

Liquidity and Capital Resources

As of July 2, 2005, we had approximately $2.6 million of cash, of which approximately $0.1 million was restricted.  At this time no funds had been drawn against our $7.0 million line of credit with Silicon Valley Bank. The maximum amount we can borrow under this agreement is $7.0 million based upon 80% of eligible receivables and eligible inventory.  As of July 2, 2005, approximately $3.4 million could have been borrowed based on the level of eligible receivables.  Our trade payables, at July 2, 2005, totaled approximately $3.1 million, of which approximately $0.9 million were for invoices over 60 days old. In addition, we had approximately $0.4 million of accrued accounts payable at July 2, 2005 for goods and services received but not yet invoiced.

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

On June 29, 2005, our Loan and Security agreement (the “New Loan”) with Silicon Valley Bank (the “Bank”) was modified pursuant to a Loan Modification Agreement (the “Modification Agreement”) with Silicon Valley Bank (the “Bank”).  The Modification Agreement has an effective date of May 31, 2005. Under the Modification Agreement, certain financial covenants relating to tangible net worth and minimum cash, which covenants we must satisfy in order to continue to borrow from the Bank, were modified.  In addition, certain conditions precedent to the making of advances were also modified.  The Modification Agreement will expire on January 30, 2006.  As consideration for the modifications, we (i) paid the Bank a modification fee of $20,000 and (ii) issued to the Bank a 10-year warrant to purchase 151,515 shares of our common stock at an exercise price of $1.386 per share.  We valued these warrants at $119,427 using the Black-Scholes option pricing model with the following assumptions: an expected life of seven years, expected volatility of 52.3%, no dividends, and risk-free interest rate of 4.0%.  The value of these warrants will be amortized ratably over the remaining term of the New Loan.

On August 15, 2005, the Company sold 4,676,151 shares of Common Stock to accredited investors for proceeds of approximately $5.3 million, net of transaction costs.  As part of this financing the Company also issued warrants to purchase up to 1,169,038 shares of Common Stock.  These warrants have an exercise price of $1.99 per share, are immediately exercisable and expire on August 2, 2010.

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

As of July 2, 2005, our cash and cash equivalents were approximately $2.6 million, including restricted cash and cash equivalents of approximately $0.1 million, an increase of approximately $0.4 million from September 30, 2004.  Cash used in operating activities for the nine months ended July 2, 2005 was approximately $6.7 million as compared to approximately $5.6 million for the nine months ended June 26, 2004.

Operating Activities

Cash used in operating activities during the nine months ended July 2, 2005 was primarily attributable to the net loss of approximately $6.1 million, offset by approximately $2.4 million of non-cash items such as $1.4 million related to depreciation and amortization, $0.2 million of non-cash interest expense related to our December 2004 financing transaction and the issuance of warrants to a vendor, $0.6 million of non-cash compensation expense related to our matching of employee 401(k) contributions with shares of our common stock,  increases in allowances for uncollectible accounts, and an approximately $2.9 million decrease in working capital.

Investing Activities

Cash used in investing activities during the nine months ended July 2, 2005 was approximately $0.2 million as compared to cash used in investing activities of approximately $0.1 million for the nine months ended June 26, 2004.

Financing Activities

Cash provided by financing activities for the nine months ended July 2, 2005 was approximately $7.4 million as compared to approximately $6.9 million for the nine months ended June 26, 2004. Net cash provided by financing activities during the nine months ended July 2, 2005 includes approximately $8.0 million of proceeds from the sale of common stock of the Company in the December 2004 financing transaction, net of approximately $0.6 million in transaction related costs.  Net cash provided by financing activities during the nine months ended June 26, 2004 included approximately $7.0 million in net proceeds from the issuance of convertible preferred stock, $1.9 million from the exercise of options and warrants to purchase common stock, offset by approximately $1.8 million used to pay down outstanding amount under the bank line of credit and approximately $70,000 used for the repayment of long term debt.

We lease equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments, as of July 2, 2005, under the capital and operating leases with non-cancelable terms are as follows:

Fiscal Years ended September 30,	Capital Leases	Operating Leases

2005	$67,958	$327,599
2006	316,762	1,225,148
2007	—	1,270,161
2008	—	1,290,574
2009	—	1,250,992
Thereafter	—	723,522
Total	$384,720	$6,087,996

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

For each of the past ten fiscal years, we have experienced losses from operating our businesses. As of July 2, 2005, we had an accumulated deficit of approximately $133.7 million. During the nine months ended July 2, 2005 we had a loss from operations of approximately $6.1 million.  If we are unable to operate on a cash flow breakeven basis during 2005, we may need to raise additional capital in order to sustain our operations. There can be no assurance that we will be able to achieve such results or to raise such funds if they are required.

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

We have authorized 50,000,000 shares of our common stock, of which 33,516,717 shares were issued and outstanding as of August 10, 2005. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise the capital that we may need at today’s stock prices, we will need to issue securities that are convertible into or exercisable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options, whether currently outstanding or subsequently granted, exercise their options or if warrant holders exercise their warrants to purchase shares of our common stock.  In December 2004, we issued 4,848,484 shares of common stock to investors for $1.65 per share and warrants to purchase 2,181,818 shares of common stock to investors; the exercise price for these warrants is $2.00.  As of July 2, 2005, none of these warrants have been exercised.

The sale or issuance of a large number of shares of our common stock could depress our stock price.

As of August 10, 2005, we have reserved 7,446,931 shares of common stock for issuance upon exercise of stock options and warrants, 2,200,811 shares for future issuances under our stock plans and 946,909 shares for future issuances as matching contributions under our 401(k) plan. We have also reserved 900,424 shares of common stock for issuance upon conversion of the outstanding Series B Preferred Stock, which can be converted at any time. As of August 10, 2005, holders of warrants and options to purchase an aggregate of 7,442,431 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144.

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

As of August 1, 2005, we held approximately 70 U.S. patents and had 2 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe, and Asia for many of these patents. The expiration dates of our patents range from 2009 to 2021, with the majority expiring after 2015. As a qualifying small business from our inception to date, we have retained commercial ownership rights to proprietary technology developed under various U.S. government contracts and grants.

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

Most of our engineering design contracts are structured on a cost-plus basis.  However, on occasion we have entered into fixed price contracts, which may expose us to loss.  A fixed priced contract, by its very nature, requires cost estimates during the bidding process and throughout the contract, as the program proceeds to completion.  Depending upon the complexity of the program, the estimated completion costs could change frequently and significantly during the course of the contract.  We regularly involve the appropriate people on the program and finance staffs to arrive at a reasonable estimate of the cost to complete.   However, due to unanticipated technical challenges and other factors, there is the potential for substantial cost overruns in order to complete the contract in accordance with the contract specifications.  Currently we do not have any contracts of this type. During the fiscal year ended September 30, 2004, we had recorded losses on these contracts of approximately $0.8 million.   During the nine month period ended July 2, 2005, we recorded an additional $0.1 million related to a fixed price contract which was completed during the period.  No other losses were recorded on these contracts during the nine months ended July 2, 2005.

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

Revenue from sales to our international customers for our fiscal years ended September 30, 2004 and 2003 were approximately $3.7 million and $3.3 million, respectively. For the nine months ended July 2, 2005 revenue from sales to our international customers was approximately $2.8 million.  Our success depends, in part, on our ability to expand our market for our products and services to foreign customers and our ability to manufacture products that meet foreign regulatory and commercial requirements. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. We face numerous challenges in penetrating international markets, including unforeseen changes in regulatory requirements, export restrictions, fluctuations in currency exchange rates, longer accounts receivable cycles, difficulties in managing international operations, and the challenges of complying with a wide variety of foreign laws.

We are exposed to credit risks with respect to some of our customers.

To the extent our customers do not advance us sufficient funds to finance our costs during the execution phase of our contracts, we are exposed to the risk that they will be unable to accept delivery or that they will be unable to make payment at the time of delivery. Occasionally, we accept the risk of dealing with thinly financed entities. We attempt to mitigate this risk by seeking to negotiate more timely progress payments and utilizing other risk management procedures. At July 2, 2005, we had one customer that accounted for approximately 19% of gross accounts receivable. Of the amounts due from this customer approximately $432,000 related to sales greater than sixty days past due, or approximately 32% of the balance due from the customer. In addition, approximately $930,000 of the balance due from the customer are from sales made to the customer during the quarter ended July 2, 2005, which represents less than 10% of total revenue for the period.  Historically we have not experienced any credit losses as a result of doing business with this customer.

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

As of August 1, 2005, 425 shares of our Series B Preferred Stock were outstanding. Pursuant to the terms of the certificate of designation creating the Series B Preferred Stock, upon a liquidation of our company, the holders of shares of the Series B Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is $5,000 per share of Series B Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares. Dividends accrue on the shares of Series B Preferred Stock at a rate of 6% per annum increasing to a rate of 8% per annum on October 1, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders:

The annual meeting of stockholders of our Company was held on May 18, 2005. The following sets forth a brief description of each matter voted upon at the annual meeting and the number of votes cast for, against, withheld, as well as the number of abstensions and broker non-votes, as to each such matter.

		FOR	AGAINST/ WITHHELD	ABSTAIN	BROKER NON-VOTES
PROPOSAL
(1)	To elect the following Class II Directors:
	Andrew R. Muir	27,627,965	1,323,763	—	—
	Joseph E. Levangie	27,679,558	1,272,179	—	—
	To elect the following Class III Director:
	Michael C. Turmelle	27,847,064	1,104,664	—	—

The other directors of the Company, whose terms of office as directors continued after the annual meeting, are:
Marshall J. Armstrong, David B. Eisenhaure, Anthony J. Villiotti, James L. Kirtley, Jr., and John M. Carroll.

(2)	To ratify the selection of Grant Thornton LLP as independent auditors for the fiscal year ending September 30, 2005	28,691,554	135,808	124,366	—

(3)	To approve the Company’s 2005 Stock Incentive Compensation Plan	4,242,042	2,018,757	171,693	22,519,236

Item 5. Other Information:

Not applicable.

Item 6. Exhibits:

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SatCon Technology Corporation

Date: August 15, 2005	By:	/s/ David E. O’Neil
David E. O’Neil Vice President, Finance and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Cooperative Agreement between Satcon Technology Corporation and U.S. Army Research Laboratory, concerning Power Conversion Systems for Future Army Applications, agreement number: W911NF-05-2-0020.
10.2

Loan Modification Agreement dated June 29, 2005, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada Ltd. and Silicon Valley Bank.

10.3	Form of Satcon Technology Corporation 2005 Incentive Compensation Plan, Incentive Stock Option agreement for Directors and Officer’s of the Corporation.
10.4	Form of Satcon Technology Corporation 2005 Incentive Compensation Plan, Non-Qualified Stock Option agreement for Directors and Officer’s of the Corporation.
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002