Form 10-K
period 2005-09-30
SATCON TECHNOLOGY CORP
filed 2005-12-22
CIK 889423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Act Rule 12b-2 of the Act). Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the Registrant’s Common Stock, $.01 par value per share, held by non-affiliates of the Registrant was $50,065,563 based on the last reported sale price of the Registrant’s Common Stock on the Nasdaq National Market as of the close of business on the last business day of the Registrant’s most recently completed second fiscal quarter ($1.67). There were 38,382,707 shares of Common Stock outstanding as of December 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

This Annual Report on Form 10-K contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Act of 1934. You can identify these forwad-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “intends,” “estimates,” “and similar expressions, whether in the negative or in the affirmative. The forward-looking statements contained in this Annual Report are generally located in the material set forth under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations disclosed in the forward-looking statements, our actual results could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements under the heading “Risk Factors” under Item 1A that we believe could cause our actual results to differ materially from the forward-looking statements that we make. We do not intend to update information contained in any forward-looking statements we make.

Item 1.                        BUSINESS

Overview

SatCon Technology Corporation designs and manufactures enabling technologies and products for electrical power conversion and control for high-performance, high-efficiency applications in large, growth markets such as alternative energy, hybrid electric vehicles, distributed power generation, power quality, semiconductor fabrication capital equipment, industrial motors and drives, and high reliability defense electronics.

Recent Financial Developments

On August 15, 2005, the Company sold 4,676,151 shares of Common Stock to accredited investors for proceeds of approximately $5.3 million, net of transaction costs. As part of this financing the Company also issued warrants to purchase up to 1,169,038 shares of Common Stock. These warrants have an exercise price of $1.99 per share, are immediately exercisable and expire on August 2, 2010.

On November 21, 2005, we entered into a Second Loan Modification and Security Agreement (the “Second Loan Modification Agreement”) with Silicon Valley Bank (the “Bank”), The Second Loan Modification Agreement modifies the Loan and Security Agreement, dated as of January 31, 2005, between the parties, as previously amended by the Loan Modification Agreement, dated as of May 31, 2005 (as amended, the “Loan Agreement”). Under the Second Loan Modification Agreement, the Bank modified the terms related to the collection of receivables for amounts outstanding under the Loan Agreement, as well as the minimum tangible net worth covenant, as defined, which we must maintain in order to continue to borrow from the Bank. The Bank also provided waivers for our failure to comply with the minimum tangible net worth requirements as of August 6, 2005 and September 30, 2005. In addition, the Second Loan Modification Agreement provides the ability to borrow up to $3,000,000 on a revolver basis paying only interest provided that we remain in compliance with all financial covenants, as defined. The Second Loan Modification Agreement will expire on January 30, 2006.

On December 13, 2005, we sold our shaker and amplifier product lines, and the associated inventory and intellectual property to Qualmark, Inc., for proceeds of approximately $2.3 million. We will account for the sale of these assets in the first fiscal quarter of 2006.

Our History, Beginning in R & D and Transitioning to a Product Based Corporation

From inception in 1985, through the early 1990’s, we were primarily funded through research and development contracts with the U.S. government. These contracts were directed at developing new technologies in motion control, control software and electronics. Through this work, we built an engineering base in magnetics, motor and motor drive technology, digital signal processing and high-speed electronics. In the 1990’s, we expanded that base through commercially funded research and development to include design and packaging of high-power electronics, high reliability electronic components and advanced materials. These engineering skills form the technical basis of our business. Since the mid 1990’s, through a combination of internal product development and targeted acquisitions, we have leveraged our core technical capabilities into product manufacturing. Our products include: commercial high power conversion and control systems for alternative energy applications, a variety of advanced power control systems for hybrid electric vehicles, commercial motors including motors for hybrid electric vehicles, high power level rotary uninterruptible power supplies for applications requiring very high quality sustainable power, specialty magnetically levitated products for semiconductor material fabrication, and microelectronics primarily used in high reliability defense applications.

Building Our Capability Through Acquisitions

In January 1997, we acquired our MagMotor division, a manufacturer of custom and standard electric motors. In April 1997, we acquired Film Microelectronics, Inc., a manufacturer of thin film substrates and custom hybrid microelectronics. In January 1999, we acquired Inductive Components, Inc., a value-added supplier of customized electric motors. In April 1999 we acquired HyComp, Inc., a manufacturer of hybrid microelectronics, followed in October 1999 by Ling Electronics, Inc., a manufacturer of shaker vibration test and measurement systems, power converters, amplifiers and controllers. In November 1999, we acquired intellectual property, tooling, engineers and technicians and other assets from Northrop Grumman Corporation applicable to power electronics and hybrid electric vehicles. In July 2001, we acquired most of the assets of Inverpower Controls, Ltd., a manufacturer of power electronics and high-speed digital controls for use in industrial power and power quality systems. The acquisition included Inverpower’s UL and CE certification capability. In September 2002, we acquired the machinery, inventory, backlog and intellectual property of Sipex Corporation’s hybrid assembly operations that supply product to the defense and aerospace industry. These acquisitions have provided us with increased revenues, a manufacturing capability to transition our technology into commercial products, and an expanded customer base.

Since 1996, our revenue has increased from $9.4 million, primarily from funded research and development, to $36.0 million in 2005, of which $29.9 million, or 83%, was derived from product sales with the balance from funded research and development.

In fiscal year 2005 we recognized the growth potential in two important future market areas: alternative energy and hybrid electric vehicles.

Alternative Energy

We believe that the fastest growth area for SatCon involves alternative energy and distributed power generation. We sell high power inverters for stationary fuel cell power plants and solar (photo-voltaic) power installations. In almost all cases the electricity produced by alternative energy technology requires an inverter to transform the power produced into usable AC electrical power compatible with typical household and commercial appliances. In this fast emerging market in 2005 we improved our products, added new product offerings for wind power generation and technology for connecting to the existing utility grid connection and increased our business development activities. These efforts have resulted in 118% growth in sales to over $6 million from that of fiscal 2004.

Hybrid Electric Vehicles

SatCon has had extensive experience since the mid 1990’s in advanced technology applicable to hybrid electric vehicles, or HEV’s, and holds significant intellectual property in this area. In fiscal 2005, we generated motor and DC-DC converter sales in a segment of the HEV market associated with fleets of delivery vans. The HEV market is developing rapidly and SatCon has technology and manufacturing and outsourcing capability to expand sales into very high annual volume levels of motors, controllers and converters. And, SatCon continues to develop new HEV electrical and electronic technology that will be suitable for a variety of future vehicle types. HEV motors and electronics are a principal focus for our future plans.

Other Products and Markets

In fiscal year 2005, we delivered a high-power, 2.2 megawatt, Rotary Uninterruptible Power Supply (RUPS) to the National Institute of Standards and Technology. This RUPS system provides enough power to keep a small factory on-line in the event of a power outage. We also combined several of the RUPS components into a Rotary Ride Through Device concept which upgrades a customer’s ability to survive an outage without interruption by simply combining with a customer’s already installed generator set. We used our expertise in packaging high power electronics to design and prototype Power Control Modules for use in the U.S. Navy’s future DDX program for “all-electric” ships. We also completed the development and prototyping of an integrated power system involving unique packaging challenges for the U.S. Navy’s OASIS, helicopter deployed, minesweeping system. In addition, we began the development of new high reliability microelectronic products for space and avionics applications and continued the robust sales of our magnetically levitated systems for the rapid thermal processing of semi-conductor wafers. We participated in several defense related development programs through our Small Business Innovative Research (“SBIR’s”) projects, our Cooperative Agreement with the Army Research Laboratory and as a sub-contractor to prime contractors such as General Atomics, General Dynamics and the Electric Boat Corporation.

Our products are described in more detail under “Products by Business Segment.”

Management Actions

In fiscal year 2005, we initiated additional efforts to contain operating costs, improve our cash position and continue our efforts initiated in fiscal 2004 to move toward profitability. We made several key management changes. We reduced outside services costs. In December 2004 and August 2005 we raised cash through a financing transaction, discussed above under “Recent Developments.” See also Note J to the notes to the Consolidated Financial Statements included in the Annual Report on form 10-K regarding our fiscal year 2005 financing transactions. We initiated and progressed actions on schedule to demonstrate full compliance with Section 404 of the Sarbanes-Oxley Act well in advance of the required deadline. In fiscal year 2006 we are placing additional emphasis on business development.

Revenue Comparison with Prior Years

Revenues for our fiscal years ending September 30, 2005, 2004 and 2003 were $36.0 million, $34.2 million and $26.9 million, respectively. Of those revenues, $3.4 million, $3.7 million and $3.3 million, respectively, were realized from international sales.

Reports

Our web site is www.satcon.com. We make available on this site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with the SEC. These reports may be accessed through our website’s investor relations page at www.satcon.com/investors/facts.html.

Industry Background

Global trends are developing which have the effect of accelerating the demand for power electronics and innovative motor technology, including:

•       Growing demand for alternative energy sources such as fuel cells, solar photo-voltaic and wind-turbines as the cost, environmental impact and security implications of dependence on fossil fuel gain recognition. This demand is also significantly impacted by the burgeoning energy needs of rapidly growing Asian economies.

•       Growing demand for high-quality, high-reliability power, as more critical and sensitive electronics are interconnected.

•       Increased concerns regarding the capacity and reliability of the electric utility grid.

•       Increasing per capita demand for electricity, driven by the increase in  computers and electronics technology coupled with  population growth.

•       Increased use of electrical systems versus mechanical systems.

•       Growing concerns for the inefficiency and adverse environmental impact of conventional automotive power technology leading to high interest in hybrid electric vehicles (HEVs).

These trends and concerns lead individuals, businesses and governments to seek more reliable, efficient, cleaner and cost-effective solutions for their power needs. This demand creates a growing market for alternative energy and power management systems. All of these systems require power control products to manage electricity. In order to be commercially viable and operate effectively, these power products must be highly reliable, efficient, low-cost and compact. Many of these products must be customized to meet the evolving needs in the marketplace. We apply SatCon’s technical expertise to meet these needs for power control products in emerging global markets for alternative energy, uninterruptible power and power quality systems, hybrid electric vehicles and high-reliability defense systems.

SatCon Product Alternatives

We strive to meet our customers’ needs by providing power control products and systems that encompass the following key attributes:

Performance.   Our products use proprietary designs to ensure that high-quality power is efficiently produced in all operating conditions.

Reliability.   We design and manufacture high-reliability, long-life electronics for applications such as aircraft navigation systems and satellite uplink electronics. We design, manufacture and test our electronics to last at least fifteen years. We design our products to support the long-life, always-on requirements of the power quality markets.

Efficiency.   We design and manufacture our products to meet the efficiency needs of our customers as defined by their specifications and the end use of the product. The overall efficiency of an alternative energy system, or its ability to deliver power with minimum energy loss, is vital to its effective commercialization and depends on the efficiency of all of its component parts. For example, in the specific case of the market for solar photo-voltaic inverters in California, the California Energy Commission requires that rebate-eligible products be tested by a nationally recognized test laboratory in accordance with an Underwriter’s Laboratory protocol to objectively measure the product’s efficiency. The twelve different models of power control units we currently sell in California have been tested, as required, with the result that we deliver the highest efficiency units in the market.

Quality.   We maintain high quality standards. For example, we are a certified manufacturer for hybrid microcircuits in accordance with MIL-PRF-38534 for military microelectronics (“class H”) and microelectronics for applications in space (“class  K”), the highest levels of qualities and reliabilities as reserved for these classes. Our Electronics business segment operates with Quality Management Systems that is certified as ISO 9001:2000 compliant. Our Applied Technology business segment has satisfied all the requirements for ISO 9001:2000 registration. The audit was satisfactorily conducted 11/29/2005 through 12/2/2005 and we have completed all action items. Official registration is now pending with our registrar, International Quality Registrars Corporation.

All of the high power level inverters manufactured in our Power Systems business unit are Underwriter Laboratory listed as meeting their requirements for safety.

High Power Density.   We design our products to meet market demands for high power density. High power density, or the ability to convert, condition and manage large amounts of energy within a compact design, is required for cost reduction and is critical in applications such as vehicles, aboard ships and especially in aircraft and spacecraft where weight and space requirements are stringent.

Flexibility.   We develop and manufacture our products for use in various alternative energy and power quality systems such as fuel cells, photo-voltaics, wind turbines, micro-turbines and UPS systems. Our products are modular and scalable to meet a wide range of power requirements. Our engineers work closely with our customers to address overall systems design issues and to ensure that our products meet their system specifications. A close working relationship between the customers’ engineers and our engineers is particularly important in the rapidly evolving alternative energy, power quality and hybrid electric vehicle industries.

Strategy

Leverage our diverse expertise and proprietary technologies.   Our strategy is to use our diverse expertise and proprietary technologies in the fields of power electronics, motors and microelectronics to develop products with cross-market applications. Our success should be sustainable in the longer term because it depends on fundamental knowledge of key power technology. We are not critically dependent on the technology of a specific application, the business of a single customer or the success of a single product. We strive to create balance between breadth and focus.

Develop proprietary products.   We believe that we have a competitive advantage resulting from our proprietary technology in the areas of power electronics, electro-magnetics, mechanical and thermal dynamics, system controls and microelectronics design. Our products are specifically applicable to the rapidly developing alternative energy and hybrid-electric vehicle markets.

Establish our products as industry standards.   We are a major supplier of power control units, frequently called inverters, in alternative energy applications. We are gaining ground in providing standard motors, controllers and converters for hybrid electric vehicles. Our MagLev product has already become an industry standard in the semi-conductor fabrication industry’s rapid thermal process. In fiscal 2005 we began introducing standardized high reliability microelectronic products into aerospace applications.

Develop or acquire new technology.    We believe that new products, manufacturing capabilities and technologies will enhance our competitive position and growth opportunities. In fiscal 2005 we built relationships and were funded through SBIR’s to develop application technology for the introduction of silicon-carbide semi-conductor material into systems. Silicon-carbide will enable much more power dense electronics, which are especially important in applications for vehicles, ships, and aerospace.

Develop strategic alliances and relationships.   These alliances may take the form of marketing, sales, distribution or manufacturing agreements. Chief among these alliances is our teaming agreement with General Atomics relating to future work in naval ship power distribution which is described in more detail in the sub-paragraph of this section entitled “Strategic Relationships.” We also continue to develop and deepen the relationships we have for manufacturing or motor products in China.

Financial Results by Business Segment

Our financial results by business segments for the fiscal years ended September 30, 2005, 2004 and 2003 are presented in Note U to the Consolidated Financial Statements included in this Annual Report on form 10-K.

Products by Business Segment

Our products are sold through our three business segments: SatCon Power Systems, SatCon Electronics and SatCon Applied Technology.

SatCon Power Systems

SatCon Power Systems manufactures and sells our high power line of power control systems including our standard lines of high-performance motors for the industrial machinery, factory automation and automotive markets; MagLev™ integrated suspension and motor systems; and Ling Electronics vibration test systems and StarSine™ amplifiers and power converters. We also make and sell Rotary UPS Systems for back-up power and power quality. We completed product development and testing and installed our first 250 kilowatt and 2.2 megawatt systems in calendar 2003. During 2005 we delivered our second 2.2 megawatt Rotary UPS System. In 2005 we also continued development, manufacture and sales of inverters for alternative energy including Underwriter Laboratory (“UL”) compliance testing, and manufacturing and sales of StarSine™ industrial and commercial power conversion and conditioning products. Revenues for our fiscal years ended September 30, 2005, 2004 and 2003 from our Power Systems business unit were $20.4 million, $17.4 million and $12.5 million, respectively.

During fiscal year 2005, $6.1 million of revenue was generated by the sales of alternative energy inverters to the solar and fuel cell markets, $1.6 million to the frequency converter market and $3.9 million to the Plasma torch and other markets.  In addition, approximately $3.5 million was generated by the sales of shaker vibration and Starsine test systems, $2.8 million was generated by the sales of magnetic levitation systems and $2.6 million was generated by the sales of industrial automation and machine tool motors and parts. Revenue associated with the delivery of a Rotary UPS system in fiscal 2005 has been deferred until all contract elements are completed. Motors and converters for hybrid electric vehicles have generated some revenue late in fiscal year 2005.

Magnetic Levitation Systems.   We manufacture magnetic levitation, or MagLev™, systems that enable machinery to rotate or move without contacting other machine parts. Our MagLev™ systems use electro-magnetic fields to lift mechanical components without any surface contact. Sensors within the system determine the actual position of the levitated object and send signals to a high-speed digital controller, which commands electricity to activate the electro-magnets thereby making the object move away from any surface it is about to contact. This is done at extremely high speeds in order to maintain the stability of the levitated object and can be accomplished with objects that spin, such as motors, or objects that move in one direction, like pistons or push rods. Our largest selling MagLev™ system is the integrated suspension and motor, or ISAM, system that is sold to Applied Materials, Inc. for the rapid thermal process in semi-conductor silicon wafer manufacturing.

Industrial Automation Motors.   We manufacture brush and brushless DC motors for the industrial automation market. These small, high-efficiency motors are available with a variety of options including optical encoders, tachometers, brakes, custom cables and connectors. Our industrial automation motors are typically used in semiconductor equipment manufacturing, medical device assembly and other automated assembly processes. This motor business underlies our entry into the hybrid electric vehicle motor market.

Rotary UPS Systems.   Our Rotary Uninterruptible Power Supply (UPS) systems are designed to provide both power quality and UPS functions in power ranges from 250 kilowatts to 2.2 megawatts and beyond in single or multiple unit systems. For comparison, 2.2 megawatts would be enough power to supply 440 homes each using an average of 5 kilowatts of power. Our Rotary UPS product combines a diesel generator, supplied by Cummins, Inc., SatCon’s preferred supplier, a flywheel energy storage system, electronics and a proprietary control system into an uninterruptible power supply. We believe that this system is an attractive alternative to lead-acid battery based UPS systems due to its seamless transition during power outages, increased reliability, longer life and the ability to operate effectively in remote locations. The protection provided by these systems is critical to defense, government and commercial entities that cannot be out of power even for a fraction of a second. We also combined several of the RUPS technical elements into a Rotary Ride Through Device concept in which the customer already has an installed emergency generator set but requires the addition of our technology for power sustainability and high power quality.

Machine Tool Motors.   We manufacture a line of precise positioning motors for use with machine tools such as computer numerical controlled machines. These include machining centers, lathes and milling machines.

High Power Inverters.   We have developed modular inverters such as our Three Phase Utility Interactive Multi-Mode Inverter for use in connection with large, commercial sized, fuel cell alternative energy power systems such as stationary fuel cell power plants, photo-voltaic power plants, wind turbines or microturbine distributed power generation systems that produce power ranging from 30 kilowatts to 10 megawatts. Our Powergate® inverters are designed to convert the DC power generated by an alternative energy source, such as a fuel cell, into useable AC power. They also provide the interface with the electric utility grid, an energy storage device, like a battery or flywheel, and the end user applications. These units use a technology that allows them to be combined and scaled to handle high-power requirements. We introduced this product during fiscal year 2002 and, further, introduced inverters for photovoltaic applications in fiscal year 2003. Product offerings and orders for these kinds of units have grown quickly in 2004 and 2005.

Other Power Products.   We also sell static transfer switches, static voltage regulators, frequency converters and AC arc furnace line controllers from 5 kilowatts to 100 megawatts.

Shaker Vibration Test Systems.   Prior to the sale of our Shaker and Amplifier product lines, as discussed below, we sold shaker vibration test systems that enable manufacturers to understand how their mechanical and electronic products will perform after exposure to vibrations. These shaker vibration test systems replicate vibrations ranging from continuous shaking to high impact forces and are used for testing a variety of products, from small electronic components through automotive systems to aerospace and satellite structures. In addition we continue to sell a line of digitally modulated power amplifiers under the StarSine™ label. We sold these amplifiers as components of our shaker vibration test systems. On December 13, 2005, we sold our Shaker and Amplifier product lines, the associated inventory and intellectual property to Qualmark, Inc., for proceeds of approximately $2.3 million.

SatCon Electronics

SatCon Electronics designs and manufactures advanced electronic assemblies for the aerospace, defense, wireless and telecom industries including thin film products and custom modules. Revenue for our fiscal years ended September 30, 2005, 2004 and 2003 from our Electronics business unit was approximately $9.5 million, $9.5 million and $9.2 million, respectively. The following are descriptions of some of our products within the Electronics business unit:

Hybrid Microcircuits.   We manufacture standard and custom hybrid microcircuits, which are a combination of several electronic components imbedded in a miniature circuit assembly. Due to their size, versatility and high reliability, these hybrid microcircuits are used in a broad spectrum of applications. Using our semi-automated manufacturing capability, we build and test modules, sub-assemblies and fully integrated electronic systems for both military and commercial customers that require compact, high reliability systems.

Thin Film Substrates.   Thin film substrates are miniature circuit assemblies onto which small electronic components are mounted, such as those used in hybrid microcircuits. Some of our thin film substrates are sold directly to customers and some are further integrated at SatCon Electronics into devices. Thin film substrate and resistor products manufactured by SatCon Electronics are used for high-speed telecommunications applications, military modules and high-frequency wireless devices in military and commercial markets.

Radio Frequency Products.   SatCon Electronics sells products into both military and commercial wireless communications markets. Using our design, analysis and test capability, we build standard and custom amplifiers, switches and passive devices for secure communication systems, cell tower base stations, point-to-point data transmission, and wireless networks.

SatCon Applied Technology

Our Applied Technology business segment develops, designs and builds power conversion products, which include power electronics, high-efficiency machines and control systems for a variety of defense and commercial applications. One of our objectives is to transition prototype development contracts into production programs. Revenue for our fiscal years ended September 30, 2005, 2004 and 2003 from Applied Technology was approximately $6.1 million, $7.2 million and $5.3 million, respectively.

We pursue development programs in areas where we have technical expertise and where we believe there is significant long-term production potential for the developed technology. Technical disciplines represented at our Applied Technology business unit include electromechanics, digital and analog electronics, power electronics and electronic packaging, thermal management, motor dynamics, materials, software development, control technology, and system integration. To date, SatCon Applied Technology has built products for use in distributed power generation, energy storage and power quality, high performance electric machinery, transportation and defense systems, including components for military hybrid-electric vehicles, “all-electric” ships and aircraft subsystems.

Power Modules.   SatCon Electronics designs, manufactures and tests modules for high power applications. These modules are used as building blocks for motor control applications in aerospace, automotive, industrial, medical and defense markets.

Power Control Modules.   As part of a defense contractor team that includes General Atomics and Gibbs and Cox, we have been developing an Integrated-Fight-Through-Power System for potential application to the U.S. Navy’s “all-electric” ship. We are under contract to deliver modular, electrical power converter and control assemblies, or Power Control Modules, as part of the Navy’s on-going development of the “all-electric” ship platform. We have been awarded approximately $14.0 million in product development funding to date on this program. As of September 30, 2005, approximately $0.1 million of the $14.0 million remains in backlog.

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

Strategic Relationships

In order to formalize potential collaboration with General Atomics on future work relating to shipboard power distribution, we entered into a teaming agreement with General Atomics in February 2003 in which each party agrees to assist the other in preparing proposals. It further provides that if General Atomics is seeking work in the program area, it will use us as its subcontractor and we agree that we will not collaborate with another entity if General Atomics is soliciting work in that area. It is the intent of the parties to coordinate their respective endeavors in order to obtain additional contracts in the program area. The term of the teaming agreement was originally three years, unless terminated earlier by mutual agreement of the parties. In September 2003, that agreement was extended through March 2007, subject to termination provisions. However, there can be no assurance that any material revenues or expenses will be associated with the teaming agreement in the future.

Significant Customers

There was one customer that was classified as a significant customer (i.e. sales to any one customer exceeded 10% of our revenue or gross accounts receivable exceeding 10% of our gross accounts receivable) for the years ended September 30, 2005. At September 30, 2005 the amount outstanding to that one customer accounted for approximately 15% of gross receivables. As of December 15, 2005 we received approximately $524,000 related to these outstanding balances and approximately $550,000 remains outstanding. For the years ended September 30, 2004 and 2003 there was no single customer that could be classified as a significant customer. Approximately 40% of our revenue during fiscal year 2005 was derived from government contracts and subcontracts with the U.S. government’s prime contractors.

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

During the fiscal years ended September 30, 2005, 2004 and 2003, we expended $5.4 million, $6.0 million and $5.0 million, respectively, on funded research and development and other revenue activities funded by commercial customers and U.S. government agency sponsors. Under the agreements funded by the U.S. government, the government retains a royalty-free license to use the technology developed for government purposes and we retain exclusive rights to the technology for commercial and industrial applications. The rights to technology developed under contracts funded by commercial customers are negotiated on a case-by-case basis. We expended approximately $0.5 million, $0 and $1.5 million on internally-funded research and development during our fiscal years ended September 30, 2005, 2004 and 2003, respectively.

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

We maintain close contact with our customers’ design and engineering staffs in order to provide the appropriate products for our customers’ applications. We maintain this close working relationship with our customers throughout the life of a product, and we believe that it has been a key part of our customers’ satisfaction.

We compete for and market our research and development contracts through several methods, including pursuing new and existing customer relationships in the commercial and government sectors and responding to unsolicited requests for proposals and through our Internet site.

Backlog

Our backlog consists primarily of product development contracts, orders for power control systems, electronics and motion control products. At September 30, 2005, our backlog was approximately $21.5 million. Of this amount, approximately $18.5 million is scheduled to be shipped during our fiscal year 2006. Many of our contracts and sales orders may be canceled at any time with limited or no penalty. In addition, contract awards may be subject to funding approval from the U.S. government and commercial entities, which involves political, budgetary and other considerations over which we have no control.

Competition

We believe that competitive performance in the marketplace for power control products depends upon several factors, including product price, technical innovation, product quality and reliability, range of products, customer service and technical support. We believe our technical innovation emphasizing product performance and reliability, supported by our commitment to strong customer service and technical support, enables us to continue to compete successfully against the following competitors:

•       Manufacturers of inverters for alternative energy such as Trace Engineering, a division of Xantrex Technology, Inc., Asea Brown Boveri Ltd., Siemens Corporation and Alstom S.A.;

•       Manufacturers of custom microcircuit such as Natal Engineering, Aeroflex Inc., MS Kennedy and Sensitron;

•       Manufacturers of thin film substrates and resistors such as Vishnay and Ultrasource, Inc.; manufacturers of power regulators such as International Rectifier, Sensitron and MS Kennedy;

•       Manufacturers of DC to DC converters such as International Rectifier, VPT, Interpoint and Modular Devices;

•       Manufacturers of motors such as MCG Inc., Reliance Electric CO/DE and other regional and specialty motor manufacturers;

•       Manufacturers of Uninterruptible Power Supplies such as Piller, Inc. and Hitech Power Protection bv.;

•       Developers of advanced power electronics and machines such as Moog, Semikron, DRS and Silicon Power; and

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

Manufacturing Facilities

We manufacture our products at our facilities located in Marlborough, Massachusetts; Worcester, Massachusetts; and Burlington, Ontario, Canada. We believe our existing manufacturing capacity is sufficient to meet our current needs. We believe that most of the raw materials used in our products are readily available from a variety of vendors. Additionally, we design and develop our products to use commodity parts in order to simplify the manufacturing process. We have a semi-automated production line in our Marlborough, Massachusetts’ facility. We intend to add additional production lines for our products in the future as demand dictates and our revenues enable. We have made and expect to continue to make technological improvements that reduce the costs to manufacture our products.

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

As of September 30, 2005, we held approximately 71 U.S. patents and had 1 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe and Asia. In addition, we have a non-exclusive, royalty-free license for non-automotive applications for 38 other patents that were issued to our employees and subsequently assigned to DaimlerChrysler. The expiration dates of our patents range from 2009 to 2021, with the majority expiring after 2015.

In 1997, we granted Beacon Power Corporation a perpetual, worldwide, royalty-free, exclusive right and license to our flywheel technology for stationary, terrestrial applications. Beacon Power was formed as a spin-off of SatCon Technology Corporation.

Many of the U.S. patents described above are the result of retaining ownership of inventions made under U.S. government-funded research and development programs. As a qualifying small business, we have retained commercial ownership rights to proprietary technology developed under various U.S. government contracts and grants, including small business innovation research contracts. With respect to any invention made with government assistance, the government has a nonexclusive, nontransferable, irrevocable, paid-up license to use the technology or have the technology employed for or on behalf of the U.S. government throughout the world. Under certain conditions, the U.S. government also has “march-in rights.” These rights enable the U.S. government to require us to grant a nonexclusive, partially exclusive, or exclusive license in any field of use to responsible applicants, upon terms that are reasonable under the circumstances.

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

U.S. government contracts include provisions permitting termination, in whole or in part, without prior notice, at the U.S. government’s discretion. The U.S. government generally pays compensation for work actually done and commitments made at the time of termination, and some allowance for profit on the work performed. The U.S. government may also terminate for default in performance and pay only the value delivered to the U.S. government. It can also hold the contractor responsible for re-procurement costs.

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

Employees

At September 30, 2005, we had a total of 184 full-time employees, 5 part-time employees and 40 contract employees. Of the total, 65 persons were employed in engineering, 113 in manufacturing, 38 in administration and 13 in sales and marketing. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to attract, retain and motivate qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on us. None of our employees are represented by a union. We believe that our relations with our employees are good.

Item 1A.                Risk Factors

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

For each of the past ten fiscal years, we have experienced losses from operating our businesses. As of September 30, 2005, we had an accumulated deficit of approximately $137.9 million. During the fiscal year ended September 30, 2005 we had a loss from operations of approximately $9.5 million. If we are unable to operate on a cash flow breakeven basis during 2006, we may need to raise additional capital in order to sustain our operations. There can be no assurance that we will be able to achieve such results or to raise such funds if they are required.

We may not be able to continue as a going concern.

Our financial statements for our fiscal year ended September 30, 2005, which are included in this Annual Report on Form 10-K, contain an audit report from Grant Thornton LLP. The audit report contains a going concern qualification, which raises substantial doubt with respect to our ability to continue as a going concern. The receipt of a going concern qualification may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations.

We could issue additional common stock, which might dilute the book value of our common stock.

We have authorized 50,000,000 shares of our common stock, of which 38,283,208 shares were issued and outstanding as of September 30, 2005. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise the capital that we may need at today’s stock prices, we will need to issue securities that are convertible into or exercisable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options, whether currently outstanding or subsequently granted, exercise their options or if warrant holders exercise their warrants to purchase shares of our common stock.

The sale or issuance of a large number of shares of our common stock could depress our stock price.

As of December 15, 2005, we have reserved 10,818,962 shares of common stock for issuance upon exercise of stock options and warrants, 2,198,311 shares for future issuances under our stock plans and

878,660 shares for future issuances as matching contributions under our 401(k) plan. We have also reserved 961,538 shares of common stock for issuance upon conversion of the outstanding Series B Preferred Stock, which can be converted at any time. As of December 15, 2005, holders of warrants and options to purchase an aggregate of 8,616,151 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144.

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

Our ability to develop and market our products is dependent upon maintaining our U.S. government contract revenue and research grants. Many of our U.S. government contracts are funded incrementally on a year-to-year basis. Approximately 40% of our revenue during fiscal year 2005 was derived from government contracts and subcontracts. Changes in government policies, priorities or programs that result in budget reductions could cause the government to cancel existing contracts or eliminate follow-on phases in the future which would severely inhibit our ability to successfully complete the development and commercialization of our products. In addition, there can be no assurance that, once a government contract is completed, it will lead to follow-on contracts for additional research and development, prototype build and test or production. Furthermore, there can be no assurance that our U.S. government contracts or subcontracts will not be terminated or suspended in the future. In the event that any of our government contracts are terminated for cause, it could significantly affect our ability to obtain future government contracts, which could seriously harm our ability to develop our technologies and products.

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

As of December 15, 2005, we held approximately 71 U.S. patents and had 1 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe, and Asia for many of these patents. The expiration dates of our patents range from 2009 to 2021, with the majority expiring after 2015. As a qualifying small business from our inception to date, we have retained commercial ownership rights to proprietary technology developed under various U.S. government contracts and grants.

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

Most of our engineering design contracts are structured on a cost-plus basis. However, on occasion we have entered into fixed price contracts, which may expose us to loss. A fixed priced contract, by its very nature, requires cost estimates during the bidding process and throughout the contract, as the program proceeds to completion. Depending upon the complexity of the program, the estimated completion costs could change frequently and significantly during the course of the contract. We regularly involve the appropriate people on the program and finance staffs to arrive at a reasonable estimate of the cost to complete.  However, due to unanticipated technical challenges and other factors, there is the potential for substantial cost overruns in order to complete the contract in accordance with the contract specifications. Currently we do not have any contracts of this type. During the fiscal year ended September 30, 2005, we had recorded losses on these contracts of approximately $0.1 million related to a fixed price contract which was completed during the period. No other losses were recorded on these contracts during fiscal 2005.

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

Businesses and consumers might not adopt alternative energy solutions as a means for obtaining their electricity and power needs.

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

Revenue from sales to our international customers for our fiscal years ended September 30, 2005 and 2004 were approximately $3.1 million and $3.7 million, respectively. Our success depends, in part, on our ability to expand our market for our products and services to foreign customers and our ability to manufacture products that meet foreign regulatory and commercial requirements. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. We face numerous challenges in penetrating international markets, including unforeseen changes in regulatory requirements, export restrictions, fluctuations in currency exchange rates, longer accounts receivable cycles, difficulties in managing international operations, and the challenges of complying with a wide variety of foreign laws.

We are exposed to credit risks with respect to some of our customers.

To the extent our customers do not advance us sufficient funds to finance our costs during the execution phase of our contracts, we are exposed to the risk that they will be unable to accept delivery or that they will be unable to make payment at the time of delivery. Occasionally, we accept the risk of dealing with thinly financed entities. We attempt to mitigate this risk by seeking to negotiate more timely progress payments and utilizing other risk management procedures. At September 30, 2005, we had one customer that accounted for approximately 15% of gross accounts receivable. Of the amounts due from this customer approximately $852,000 related to sales greater than ninety days past due. Historically we have not experienced any credit losses as a result of doing business with this customer.

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

As of December 15, 2005, 425 shares of our Series B Preferred Stock were outstanding. Pursuant to the terms of the certificate of designation creating the Series B Preferred Stock, upon a liquidation of our company, the holders of shares of the Series B Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is $5,000 per share of Series B Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares. Prior to October 1, 2005, dividends accrued on the shares of Series B Preferred Stock at a rate of 6% per annum. On October 1, 2005, dividends began accruing on the Series B Preferred Stock at  a rate of 8% per annum.

If we are unable to effectively and efficiently eliminate the significant deficiencies that have been identified in our internal controls and procedures, there could be a material adverse effect on our operations or financial results.

In December 2005, our management and Audit Committee were notified by our independent accountants, Grant Thornton LLP, of four significant deficiencies in our internal control over financial reporting regarding (i) a significant deficiency related to a need to formalize certain policies and procedures (including those relating to accounting and financial reporting), (ii)  a significant deficiency related to financial reporting and income tax disclosures, (iii) a significant deficiency related to the need for monitoring controls to ensure that operational controls are operating as designed and (iv) a significant deficiency related to an instance of a control failure around evaluation of proper revenue recognition. Although we are committed to addressing these deficiencies, we cannot assure you that we will be able to successfully implement the revised controls and procedures or that our revised controls and procedures will be effective in remedying all of the identified significant deficiencies. Our inability to remedy these significant deficiencies potentially could have a material adverse effect on our business.

Item 2.                        PROPERTIES

We lease office, manufacturing and research and development space in the following locations:

Location	Primary Use	Approximate Number of Square Feet	Expiration of Lease
Boston, MA	Corporate headquarters and research and development	28,000	2011
Worcester, MA	Manufacturing	65,000	2010
Marlborough, MA	Manufacturing	24,000	2010
Baltimore, MD	Research and development	16,000	2007
Burlington, Ontario, Canada	Manufacturing	45,000	2009

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

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is publicly traded on the Nasdaq National Market under the symbol “SATC.”

The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq National Market for our fiscal years ended September 30, 2004 and 2005:

	High	Low
Fiscal Year Ended September 30, 2004
First Quarter	$3.69	$1.62
Second Quarter	$3.18	$1.62
Third Quarter	$3.96	$1.94
Fourth Quarter	$2.58	$1.68
Fiscal Year Ended September 30, 2005
First Quarter	$2.24	$1.79
Second Quarter	$1.96	$1.51
Third Quarter	$1.64	$1.30
Fourth Quarter	$2.22	$1.34

On December 14, 2005, the last reported sale price of our common stock as reported on the Nasdaq National Market was $1.38 per share. As of December 14, 2005, there were 38,382,707 shares of our common stock outstanding held by approximately 280 holders of record.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends for the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, our Loan and Security Agreement with Silicon Valley Bank, dated as of June 29, 2005, as amended, provides for certain limitations on the payment of dividends by us on our common stock. Furthermore, under the terms of our Series B Preferred Stock, we may not pay dividends on our common stock without the consent of the holders of at least 75% of the outstanding shares of Series B Preferred Stock.

Recent Sales of Unregistered Securities

None

Item 6.         SELECTED CONSOLIDATED FINANCIAL DATA

You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below for our fiscal years ended September 30, 2005, 2004 and 2003 and the consolidated balance sheet data as of September 30, 2005 and 2004 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for our fiscal years ended September 30, 2002 and 2001 and the consolidated balance sheet data as of September 30, 2003, 2002 and 2001 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal Years ended September 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data
Revenue:
Product revenue	29,891	$26,971	$21,648	$30,799	$30,780
Funded research and development and other revenue	6,064	7,187	5,282	10,831	10,904
Total revenue	35,955	34,158	26,930	41,630	41,684
Operating costs and expenses:
Cost of product revenue	27,631	22,373	26,019	29,644	27,828
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	5,412	5,982	5,038	7,177	7,446
Unfunded research and development expenses	514	3	1,492	5,850	6,229
Total research and development and other revenue expenses	5,926	5,985	6,530	13,027	13,675
Selling, general and administrative expenses	10,802	9,363	13,564	15,851	13,593
Write-off of public offering costs	—	—	—	—	1,421
Amortization of goodwill	—	—	—	—	639
Amortization of intangibles	447	447	505	589	723
Gain on sale of assets	(318)	—	—	—	—
Restructuring costs	(256)	—	—	1,500	—
Write-off of impaired long-lived assets	1,190	—	700	—	—
Write-off of impaired goodwill and intangible assets	—	—	5,751	—	—
Total operating costs and expenses	45,422	38,168	53,069	60,611	57,879
Operating loss	(9,467)	(4,010)	(26,139)	(18,981)	(16,195)
Net realized gain on sale of marketable securities	—	—	—	17	—
Net unrealized gain (loss) on warrants to purchase common stock	(7)	(90)	82	(519)	(1,480)
Unrealized loss on Series B warrants	—	35	(1,879)	—	—
Write-down of investment in Beacon Power Corporation common stock	—	—	(542)	(1,400)	—
Realized gain on sale of Beacon Power Corporation common stock	—	—	899	—	—
Other income (loss)	(117)	(1)	71	(10)	—
Interest income	42	12	5	292	689
Interest expense	(697)	(6,905)	(3,978)	(160)	(105)
Net loss before equity loss from Beacon Power Corporation and cumulative effect of changes in accounting principles	(10,246)	(10,959)	(31,481)	(20,761)	(17,091)
Equity loss from Beacon Power Corporation	—	—	—	—	(5,065)
Net loss before cumulative effect of changes in accounting principles	(10, 246)	(10,959)	(31,481)	(20,761)	(22,156)
Cumulative effect of changes in accounting principles	—	—	—	—	(167)
Net loss	(10, 246)	(10,959)	(31,481)	(20,761)	(22,323)
Cumulative effect of change in accounting principle	—	—	—	—	(1,941)
Net loss attributable to common stockholders	$(10, 246)	$(10,959)	$(31,481)	$(20,761)	$(24,264)

Net loss before cumulative effect of changes in accounting principles per weighted average share, basic and diluted	$(0.31)	$(0.41)	$(1.72)	$(1.25)	$(1.51)
Cumulative effect of changes in accounting principles per weighted average share, basic and diluted	—	—	—	—	(0.14)
Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.31)	$(0.41)	$(1.72)	$(1.25)	$(1.65)
Weighted average number of common shares, basic and diluted	32,900	26,834	18,258	16,597	14,666

	As of September 30,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data
Cash and cash equivalents, including restricted cash and cash equivalents	$6,711	$2,183	$1,235	$2,120	$11,051
Marketable securities	—	—	—	—	9,872
Investment in Beacon Power Corporation	—	—	—	800	7,153
Total assets	27,732	25,586	24,982	42,360	68,776
Working capital	11,393	5,141	(1,413)	10,971	29,624
Redeemable convertible Series A preferred stock	—	—	1,659	—	—
Redeemable convertible Series B preferred stock	2,125	2,125	—	—	—
Convertible subordinated debentures	—	—	763	—	—
Other long-term liabilities, net of current portion	460	875	770	1,217	1,189
Contingent obligation to common stock warrant holders	—	—	—	—	234
Stockholders’ equity	$15,602	11,659	6,162	29,926	54,511

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

This Annual Report on Form 10-K, including, without limitations, this Item 7, contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Act of 1934. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “intends,” “estimates,” and similar expressions, whether in the negative or in the affirmative. Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, our actual results could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements under the heading “Risk Factors” under Item 1A above that we believe could cause our actual results to differ materially from the forward-looking statements that we make. We do not intend to update information contained in any forward-looking statements we make.

Recent Developments

On August 15, 2005, we sold 4,676,151 shares of Common Stock to accredited investors for proceeds of approximately $5.3 million, net of transaction costs. As part of this financing we also issued warrants to purchase up to 1,169,038 shares of Common Stock. These warrants have an exercise price of $1.99 per share, are immediately exercisable and expire on August 2, 2010. We filed a registration statement on Form S-3 with the SEC to register the resale of these shares, and it was declared effective on October 7, 2005.

On November 21, 2005, we entered into a Second Loan Modification and Security Agreement (the “Second Loan Modification Agreement”) with Silicon Valley Bank (the “Bank”). The Second Loan Modification Agreement modifies the Loan and Security Agreement, dated as of January 31, 2005, between the parties, as previously amended by the Loan Modification Agreement, dated as of May 31, 2005 (as amended, the “Loan Agreement”). Under the Second Loan Modification Agreement, the Bank modified the terms related to the collection of receivables for amounts outstanding under the Loan Agreement, as well as the minimum tangible net worth covenant, as defined, which we must maintain in order to continue to borrow from the Bank. The Bank also provided waivers for our failure to comply with the minimum tangible net worth requirements as of August 6, 2005 and September 30, 2005. In addition, the Second Loan Modification Agreement provides the ability to borrow up to $3,000,000 on a revolver basis paying only interest provided that we remain in compliance with all financial covenants, as defined. The Loan Agreement will expire on January 30, 2006.

On December 13, 2005, we sold to Qualmark, Inc. our shaker and amplifier product lines, the associated inventory and intellectual property for proceeds of approximately $2.3 million. We will account for the sale of these assets in our first fiscal quarter of 2006.

Overview

We design and manufacture enabling technologies and products for electrical power conversion and control for high-performance, high-efficiency applications in large, growth markets such as alternative energy, hybrid electric vehicles, distributed power generation, power quality, semiconductor fabrication capital equipment, industrial motors and drives, and high reliability defense electronics.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, receivable reserves, inventory reserves, investment in Beacon Power Corporation, goodwill and intangible assets, contract losses and income taxes. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates were discussed with our Audit Committee.

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

We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed-upon the final indirect cost rates for the fiscal year ended September 30, 2003. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of September 30, 2005 and 2004, we have accrued approximately $0.1 million and $0.8 million, respectively, for anticipated contract losses.

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

At the end of June 2003, we were actively engaged in selling our Shaker product line, and we were pursuing a strategy that we hoped would lead to a strategic alliance with a larger company for the development and exploitation of the advantages embodied in our Uninterruptible Power Supply (“UPS”) system. At that time the gross inventory for our Shaker product line inventory totaled approximately $2.1 million and our valuation reserve against that inventory was $2.0 million, or 95%. In addition, we had originally accrued approximately $0.9 million for purchase commitments related to the UPS and Shaker product lines (See Note F. to our Consolidated Financial Statements included in this Annual Report on Form 10-K). The table below details the resulting approximate reduction of costs related to both the inventory reserves of our Shaker and UPS product lines, as well as reserves established related to the purchase commitments as follows:

Fiscal Year	Value of Inventory Reserve Used	Value of Purchase Commitments Reserve Used	Period Reduction to Cost of Sales	Cumulative Reduction to Cost of Sales
2004	$525,000	$168,000	$693,000	$693,000
2005	$222,000	$88,000	$310,000	$1,003,000

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

On December 13, 2005, we sold to Qualmark, Inc. our shaker and amplifier product lines, the associated inventory and intellectual property for proceeds of approximately $2.3 million. We will account the sale of these assets in our first fiscal quarter of 2006.

Investment in Beacon Power Corporation

In September 2001, we owned 4,705,910 shares, or approximately 11.0%, of Beacon Power’s outstanding voting stock. We determined that we did not have the ability to exercise significant influence over the operating and financial policies of Beacon Power and, therefore, accounted for our investment in Beacon Power using the fair value method as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Debt and Equity Securities. The investment was carried at fair value and designated as available for sale and any unrealized holding gains or losses were to be included in stockholders’ equity as a component of accumulated other comprehensive income (loss) so long as any unrealized losses were deemed temporary in nature. If the decline in fair value was judged to be other than temporary, the cost basis was written down to the fair value as a new cost basis and the amount of the write-down was included in the statement of operations. The new cost basis would not be changed for subsequent recoveries in fair value. Subsequent increases in the fair value were to be included in stockholders’ equity as a component of accumulated other comprehensive income (loss). Subsequent decreases in fair value, if not an other-than-temporary impairment, also were to be included in stockholders’ equity as a component of accumulated other comprehensive income (loss).

As of September 30, 2002, the quoted fair market value of Beacon Power’s common stock held by us was $0.17 per share, or $0.8 million. Our historical cost basis in our investment in Beacon Power’s common stock was approximately $0.59 per share, or $2.8 million, resulting in an unrealized loss of $2.0 million as of September 30, 2002. We determined that of this $2.0 million, $1.4 million represented an other than temporary decline based on the extent and length of the time the stock price has been below its cost as well as its assessment of the financial condition and near term prospects of Beacon Power. We recorded a charge of $1.4 million in the statement of operations to realize this portion of the loss. This charge was measured based on the trading value of Beacon Power’s common stock during the month of November and early December of 2002 and was less than the gross unrealized loss due to subsequent recovery of Beacon Power’s stock price, as well as our ability and intent to hold the stock for a long enough period of time for it to recover to the new cost basis. After this write-down, the new cost basis of the Beacon Power common stock held by us was approximately $0.30 per share and the unrealized loss of the Beacon Power common stock held by us was $0.6 million as of September 30, 2002.

As of March 29, 2003, the quoted fair market value of Beacon Power’s common stock held by us was $0.18 per share, or $0.8 million. Our cost basis in our investment in Beacon Power’s common stock was approximately $0.30 per share, or $1.4 million, resulting in an unrealized loss of $0.5 million as of March 29, 2003. As of March 29, 2003, we believed the difference in the current fair market value and the cost basis of our investment represented an other than temporary decline based upon our ability and intent to hold the stock for a long enough period of time for it to recover. We recorded a charge of $0.5 million in our statement of operations to realize this loss. After the write-down, the new cost basis of the Beacon Power stock held by us was $0.18 per share.

During June and July 2003, we sold all of our 4,705,910 shares of our Beacon Power Corporation common stock for proceeds of $1.7 million, net of fees and commissions. As a consequence of the sale of these shares, we realized a gain of $0.9 million, which is included in our results for the fiscal year ending September 30, 2003.

The following summarizes our investment in Beacon Power Corporation:

	As of September 30, 2003 and for the year then ended
	$ (In Millions)	Per Share
Carrying value	$—	$—
Cost	$—	$—
Unrealized loss	$—	$—
Realized loss from write-down	$(0.5)	$(0.12)
Realized gain from sale	$0.9	$0.19

In addition, we had a warrant to purchase 173,704 shares of Beacon Power’s common stock that had an exercise price of $1.25 per share and expired un-exercised in April 2005. We accounted for this warrant in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, recorded the warrant at its fair value. As of September 30, 2005 and 2004, the warrant to purchase Beacon Power common stock had a fair value $0 and $7,036, respectively.

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

We have  adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement affects our treatment of goodwill and other intangible assets. The statement requires impairment tests be periodically repeated and on an interim basis, if certain conditions exist, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement’s criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives ceased.

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

Long-Lived Assets

We have adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of approximately $40 million as of September 30, 2005, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004

Product Revenue. Product revenue increased by $2.9 million, or 10.8%, from $27.0 million in fiscal year 2004 to $29.9 million in fiscal year 2005. Product revenue by segment for the fiscal year ended September 30, 2005 and 2004 is as follows:

	Fiscal Year Ended
Division	September 30, 2005	September 30, 2004	$ Increase	% Increases
	(in thousands)
Power Systems	$20,360	$17,425	$2,935	16.8%
Electronics	$9,532	9,546	(14)	-0.1%
Total product revenue	$29,892	$26,971	$2,921	10.8%

This increase of approximately $2.9 million in revenue from our Power Systems division for the fiscal year ended September 30, 2005, as compared to the same period in 2004, was largely due to increases in the following lines of business:

•       Fuel Cell Inverters line of approximately $0.5 million,

•       Solar Converter line of approximately $2.8 million,

•       the Plasma Torch line of approximately $2.1 million and

•       other increases amounting to approximately $0.5 million.

These increases were partially offset by decreases in the following lines of business, as compared to the same period in 2004:

•       Test and Measurement product line of approximately $1.4 million,

•       MagLev product line of approximately $0.6 million and

•       Rotary UPS line of approximately $0.9 million.

During the fiscal year ended September 30, 2005 we shipped a Rotary UPS to a customer and have deferred approximately $1.3 million in revenue until all elements of revenue recognition are achieved. In fiscal 2004 we recognized revenue of approximately $0.9 million related to a RUPS unit sale for which revenue recognition was deferred in the prior year.

The Electronics division remained relatively flat as compared to the prior year.

Funded research and development and other revenue.   Funded research and development and other revenue decreased by $1.1 million, or 16%, from $7.2 million in fiscal year 2004 to $6.1 million in fiscal year 2005. This decrease was primarily attributable to less overall business in our Applied Technology division, delays in starting-up several existing contracts, a decrease in revenue of $1.5 million from a Naval program which existed in fiscal 2004, and a decrease in revenue of  $0.6 million from a contract with General Atomics to deliver power converter and control assemblies for the RV Triton, a British research vessel, combined with efforts focused on completing the contract with EDO Corporation in the first and second quarters of fiscal 2005, which took away from our ability to work on other opportunities. The EDO program was completed and delivered during the second quarter of fiscal 2005, and during our fourth quarter ended September 30, 2005 the customer accepted all elements previously delivered by us and we have included approximately $1.5 million in revenue offset by approximately $1.6 million in costs during the period. (See Note L. to our Consolidated Financial Statements included in this Annual Report on Form 10-K). These factors resulted in lower funded research and development and other revenue during fiscal 2005 as compared to same period in fiscal 2004.

Cost of product revenue.   Cost of product revenue increased by $5.3 million, or 23.5%, from $22.4 million in fiscal year 2004 to $27.6 million in fiscal year 2005. Cost of product revenue by segment for the fiscal year ended September 30, 2005 and 2004 is as follows:

	Fiscal Year Ended
Division	September 30, 2005	September 30, 2004	$ Increase	% Increase
	(in thousands)
Power Systems	$19,829	$14,811	$5,018	33.9%
Electronics	7,802	7,562	240	3.2%
Total cost of product revenue	$27,631	$22,373	$5,258	23.5%

The increase was primarily attributable to an increase in material costs due to higher sales volume across all divisions, higher material costs, such as steel and copper which are material components to our products, the mix of products sold, and higher manufacturing labor and overhead costs as compared to the same period in fiscal 2004.

Gross Margin.   Gross margins on product revenue decreased from 17% for the fiscal year ended September 30, 2004 to 8% for the fiscal year ended September 30, 2005. Gross margin by division is broken out below.

	Fiscal Year Ended
Division	September 30, 2005	September 30, 2004
Power Systems	3%	15%
Electronics	18%	21%
Total gross margin%	8%	17%

In our Power Systems division, the decrease in gross margin by 12% is a direct result of the product mix for the year as compared to the same period in fiscal 2004, along with higher materials costs and continued manufacturing inefficiencies.

In our Electronics division, the decrease in gross margins by 3% was attributable to the sales mix consisting of lower margin business in conjunction with manufacturing efficiencies and higher materials costs.

Funded research and development and other revenue expenses.   Funded research and development and other revenue expenses decreased by $0.6 million, or 10%, from $6.0 million in fiscal year 2004 to $5.4 million in fiscal year 2005.  A primary reason for the decrease was directly related to efforts focused on the completion of the EDO contract and less overall business.  The gross margin on funded research and other revenue declined from 16.7% in fiscal year 2004 to 11% in fiscal year 2005. The primary reason for the decline in gross margin is directly related to our efforts in completing the EDO contract which led to lower efficiency levels of our staff due to the slower start-up of new programs and the EDO contract which resulted in approximately $1.5 million in revenues offset by approximately $1.6 million in deferred costs, resulting in no margin.

Unfunded research and development expenses.   We expended approximately $0.5 million on unfunded research and development in fiscal year 2005 and a minimal amount in fiscal year 2004. Funds were expended in 2005 in order to facilitate new product development and modifications and enhancements to existing products in our Electronics and Power Systems divisions.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased by approximately $1.4 million, or 15%, from $9.4 million in fiscal year 2004 to $10.8 million in fiscal year 2005. The increase was primarily the result of approximately $0.5 million incurred as a result of increased head count and payroll related costs across all operating units, approximately $0.2 million related to the settlement of a law suit, approximately $0.2 million in costs related to our efforts to comply with Section 404 of the Sarbanes-Oxley Act, and approximately $0.5 million primarily consisting of increased legal, accounting and other corporate costs, as compared to fiscal 2004 across all operating divisions.

Amortization of intangibles.   Amortization of intangibles remained flat at $0.4 million for the fiscal years ended September 30, 2005 and 2004.

Gain on sale of assets.   Gain on sale of assets held for sale of approximately $0.3 million consisted of the receipt of payment related to the sale of our SPLC technology in 2004, for which we deferred recognition until payments were received.

Restructuring costs.   We recorded a reduction in accrued restructuring costs of $255,512 during fiscal 2005. This reduction was a direct result of our determining that the remaining balance was no longer warranted. (See Note V. to our Consolidated Financial Statements included in this Annual Report on Form 10-K).

Write-off of long-lived assets.   We recorded a $1.2 million charge representing an impairment in the carrying value of the long-lived assets in our Worcester, Massachusetts manufacturing facility. Based in large part on our recent history, we prepared a cash flow forecast of the Worcester facilities product lines over four and a half years, the remaining life of our current lease on the facility. Based on these cash flow projections we do not expect to recoup the value of our long-lived assets in our Power Systems Worcester Division. The assets evaluated, before the write-down, approximate a net book value of $1.2 million and are comprised primarily of leasehold improvements and plant equipment. Given this situation, we performed a fair market analysis of these assets and determined that a $1.2 million charge was required in our fiscal fourth quarter representing an impairment of these long-lived assets.

Net realized and unrealized loss on warrants to purchase common stock.   Net realized loss on warrants to purchase common stock in fiscal year 2005 was approximately $7,000 compared to a net unrealized loss of approximately $100,000 in 2004. We accounted for our warrants to purchase Mechanical Technology Incorporated’s common stock and to purchase Beacon Power Corporation’s common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we have recorded these warrants at their fair value at June 26, 2004.  Our warrants to purchase Mechanical Technology Incorporated’s common stock expired un exercised on October 21, 2003 and January 31, 2004. Our warrants to purchase Beacon Power Corporation’s common stock expired un exercised on April 7, 2005.

Other (loss) income.   Other expense was approximately $0.1 million in fiscal 2005. This consisted primarily of the payment of state taxes from prior years.

Interest expense.   Interest expense was approximately $0.7 million for fiscal year 2005 compared with approximately $6.9 million for fiscal year 2004, a decrease of approximately $6.2 million. Interest expense in fiscal 2005 includes non-cash interest of approximately $350,000 associated with our December 2004 financing transaction and our August 2005 financing transaction and the related anti-dilution effects on the Series B preferred stock and warrants issued with the Series B preferred stock. In addition, non-cash interest of approximately $127,500 related to the issuance of common stock in lieu of cash dividends for the Series B Preferred Stock.  In addition, during the fiscal year ended September 30, 2005 we had borrowing under our credit facility with Silicon Valley Bank, and interest expense related to our line of credit during this period was approximately $35,000. In addition, we amortized a portion of the value of the warrants issued in connection with the Loan Modification and related fees of approximately $95,000 and interest related to lease obligations during fiscal 2005 was approximately $75,000. There were no outstanding amounts under the line of credit at September 30, 2005. Interest expense for fiscal year 2004 was comprised of virtually all non-cash items, including $6.1 million amortization of discount on the convertible redeemable Series B Preferred Stock, $0.2 million amortization of the discount on the subordinated convertible debentures, $0.2 million associated with the redeemable convertible Series A Preferred Stock and subordinated debentures, $0.2 million associated with the line of credit with Silicon Valley Bank and $0.1 million associated with the Series B Preferred Stock, offset by a benefit from the negotiated reduction in fees associated with the February 2003 financing transaction.

Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003

Product Revenue.   Product revenue increased by $5.3 million, or 24.6%, from $21.6 million in fiscal year 2003 to $27.0 million in fiscal year 2004.

	Fiscal Year Ended
Division	September 30, 2004	September 30, 2003	$ Increase	% Increase
	(in thousands)
Power Systems	$17,425	$12,455	$4,970	39.9%
Electronics	9,546	9,194	352	3.8%
Total product revenue	$26,971	$21,649	$5,322	24.6%

Nearly all of the increase in revenue came from our Power Systems division and was due to increased sales across all product lines, most noticeably in our Magnetics and Power Conversion products. In addition, our Power Systems revenue included approximately $0.9 million of revenue that was deferred as of September 30, 2003 related to two UPS systems for which certain conditions were not fulfilled, requiring deferral until those conditions were satisfied in fiscal 2004.

Funded research and development and other revenue.   Funded research and development and other revenue increased by $1.9 million, or 36%, from $5.3 million in fiscal year 2003 to $7.2 million in fiscal year 2004. This increase was primarily attributable to an increase in revenue of $1.7 million from a Naval program and $0.9 million from a photovoltaics contract. These increases were offset in part by a $0.7 million reduction in revenue from the wind down of a contract with General Atomics to develop integrated power systems for the future U.S. Navy’s “all-electric” ship.

Cost of product revenue.   Cost of product revenue decreased by $3.5 million, or 14%, from $26.0 million in fiscal year 2003 to $22.4 million in fiscal year 2004 despite the increase in product revenue of $5.3 million.

	Fiscal Year Ended
Division	September 30, 2004	September 30, 2003	$ Increase	% Increase
	(in thousands)
Power Systems	$14,811	$18,434	($3,622)	(19.7)%
Electronics	7,562	7,476	86	1.1%
Applied Technology	—	109	(109)	(100.0)%
Total cost of product revenue	$22,373	$26,019	($3,646)	(14.0)%

The decrease was primarily attributable to two factors: lower manufacturing cost structure and the absence of the $2.7 million charge incurred in the third quarter of fiscal 2003 to reduce the carrying value of inventory. These factors were offset in part, however, by an increase in higher materials cost associated with the increase in sales volume. In addition, we sold products that contained certain materials, which had been substantially written down or reserved which resulted in reduced costs. This improved gross margin by $0.7 million during 2004. As a result of these changes and higher sales volumes, gross margins improved from (20%) in 2003, to 17% in 2004.

	Fiscal Year Ended
Division	September 30, 2004	September 30, 2003
Power Systems	15%	(48)%
Electronics	21%	19%
Total gross margin %	17%	(20)%

Funded research and development and other revenue expenses.   Funded research and development and other revenue expenses increased by $1.0 million, or 20%, from $5.0 million in fiscal year 2003 to $6.0 million in fiscal year 2004.  The total in 2004 includes $0.9 million accrued on fixed price contracts where we expect to incur additional future losses. During fiscal year 2003, we began work on a $1.1 million program with EDO Corporation for the design and development of a power converter for a new mine sweeping system for the U.S. Navy’s Organic Airborne and Surface Influence Sweep system (“OASIS”). This contract was subsequently increased to $1.5 million during fiscal year 2004. We have deferred recognizing revenue on this program until the contract is complete. In fiscal year 2004 and 2003, approximately $0.9 million and $0.6 million of the contract loss was incurred which relates to the contract with EDO Corporation, of which approximately $0.5 million was accrued in the fourth quarter of fiscal 2004. The gross margin on funded research and other revenue improved from 5% in fiscal year 2003 to 17% in fiscal year 2004. This improvement is primarily reflective of an increase in revenues.

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

Write-off of long-lived assets.   There were no write offs of long-lived assets in fiscal year 2004. In fiscal year 2003, we recorded a $0.7 million charge representing an impairment in the carrying value of the long-lived assets in our Worcester, Massachusetts manufacturing facility. This was required as a result of our decision to streamline our operations. We had decided to reduce our UPS sales, our Shaker product line, marketing and development effort and planned to form a strategic alliance with a major company. In this scenario, our Worcester facility will have the Magnetics (Servo Motors and its Maglev products), EPT and StarSine as its remaining product lines. Based in large part on our recent history, we prepared a cash flow forecast of these products over the 7 years—representing the current lease and our 5-year option to extend. At that time we did not expect to recoup the value of our long-lived assets. These assets, before write-down, approximate $3.2 million and are comprised primarily of leasehold improvements made within the last few years. Given this situation, we performed a fair market analysis of this asset and determined that a $0.7 million charge was required in our fiscal third quarter of 2003 representing an impairment of this long-lived asset. Subsequently, late in calendar 2003, we decided to retain our Shaker product line due in part to a significant improvement in our liquidity situation and increased demand for the product. In fiscal year 2006 we sold the Shaker product line, as discussed in more detail under “Recent Developments”.

Write-off of impaired goodwill and intangible assets.   There were no write offs of impaired goodwill and intangible assets in fiscal year 2004. In fiscal year 2003, we experienced a significant adverse change in the business climate, in particular, significant reductions in revenue and cash flows. This coupled with our current liquidity issues at that time, required us to consider selling assets unrelated to our engineering and manufacturing expertise in electromechanical systems. The assets and product lines we considered selling included our Ling Shaker product line, our patented smart predictive line control technology utilized by the electric arc steel manufacturing industry and patents acquired from Northrop Grumman related to the hybrid electric vehicles. Based on these conditions, we performed an impairment test on an interim basis. We determined the fair value of each of the reporting units based on a discounted cash flow income approach. This analysis was largely based upon historical data. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of the Applied Technology and Electronics reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of March 29, 2003. As a result, the second step of the goodwill impairment test was not required to be completed. We will continue to perform a goodwill impairment test for these reporting units on an annual basis and on an interim basis, if certain conditions exist. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of the Power Systems reporting unit did not exceed its carrying amount. The fair value was determined to approximate the fair value of the net tangible assets. The second step of the impairment test required us to write off the unamortized balance of the goodwill and intangible assets of the Power Systems reporting unit as of March 29, 2003 of $5.8 million. Late in calendar 2003, we decided to retain our Shaker product line due in part to a significant improvement in our liquidity situation. However, we continued to consider selling our patented smart predictive line control technology utilized by the electric arc steel manufacturing industry, which was sold in fiscal year 2004, and patents acquired from Northrop Grumman related to hybrid electric vehicles.

Net realized and unrealized gain/(loss) on warrants to purchase common stock.   We incurred a $0.1 million net unrealized loss on warrants to purchase common stock in fiscal year 2004, compared with an unrealized gain of $0.1 million in 2003. We account for our warrants to purchase Mechanical Technology Incorporated’s common stock and to purchase Beacon Power Corporation’s common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we have recorded these warrants at their fair value at September 30, 2004.  Our warrants to purchase Mechanical Technology Incorporated’s common stock expired unexercised on October 21, 2003 and January 31, 2004 and we no longer account for these warrants in accordance with SFAS No. 133.

Write-down of investment in Beacon Power Corporation.   We accounted for our investment in Beacon Power using the fair value method as set forth in SFAS No. 115, Accounting for Certain Debt and Equity Securities. As of March 29, 2003, the quoted fair market value of Beacon Power’s common stock held by us was $0.18 per share, or $0.8 million. Our cost basis in our investment in Beacon Power’s common stock was approximately $0.30 per share, or $1.4 million, resulting in an unrealized loss of $0.5 million as of March 29, 2003. As of March 29, 2003, we believed the difference in the current fair market value and the cost basis of our investment represented an other than temporary decline based upon our ability and intent to hold the stock for a long enough period of time for it to recover. We recorded a charge of $0.5 million in the statement of operations to realize this loss. After the write-down, the new cost basis of the Beacon Power stock held by us was $0.18 per share. During 2003, we sold all of our shares of Beacon Power Corporation common stock.

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

Quarterly Results of Operations (Unaudited)

The following table presents unaudited quarterly statement of operations data for the eight quarters ended September 30, 2005. This data has been prepared on a basis consistent with our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This data includes all adjustments, consisting solely of normal recurring adjustments, which we believe necessary for a fair presentation of this information. The historical quarterly data for the quarters ended January 1, 2005, April 2, 2005 and July 2, 2005 have been adjusted to reflect the reclassification of amounts previously accounted for as cost of product sales to un-funded research and development expenses. The impact of the reclassification is as follows:

	Three Months Ended
	July 2,	April 2,	Jan. 1,
	2005	2005	2005
	(In thousands, except per share data)
Cost of product revenue	(143)	(82)	(45)
Un-f unded research and development expense	143	82	45
Operating loss	—	—	—
Net loss	—	—	—
Net loss attributable to common stockholders per weighted average share, basic and diluted	—	—	—

The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Three Months Ended
	Sept. 30,	July 2,	April 2,	Jan. 1,	Sept. 30,	June 26,	Mar. 27,	Dec. 27,
	2005	2005	2005	2005	2004	2004	2004	2003
	(in thousands, except per share data)
Statement of Operations Data
Revenue:
Product revenue	$7,518	$6,972	$7,132	$8,270	$7,717	$6,841	$6,205	$6,208
Funded research and development and other revenue	2,823	1,186	1,142	913	1,483	1,771	1,954	1,979
Total revenue	10,341	8,158	8,274	9,183	9,200	8,612	8,159	8,187
Operating costs and expenses:
Cost of product revenue	7,765	6,182	6,466	7,219	6,528	5,483	5,164	5,198
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	2,513	1,206	946	747	1,771	1,416	1,416	1,379
Unfunded research and development expenses	232	145	90	45	(2)	4	—	1
Total research and development and other revenue expenses	2,745	1,351	1,036	792	1,769	1,420	1,416	1,380
Selling, general and administrative expenses	2,757	2,723	2,800	2,522	2,307	2,249	2,565	2,242
Gain on sale of assets	(318)	—	—	—	—	—	—	—
Restructuring costs	—	—	—	(256)	—	—	—	—
Amortization of intangibles	112	112	112	112	112	112	112	111
Write-off of impaired long-lived assets	1,190	—	—	—	—	—	—	—
Total operating costs and expenses	14,251	10,368	10,414	10,389	10,716	9,264	9,257	8,931
Operating loss	(3,910)	(2,210)	(2,139)	(1,206)	(1,516)	(652)	(1,098)	(744)
Net unrealized gain (loss) on warrants to purchase common stock	—	—	(29)	22	(10)	(77)	(46)	43
Unrealized loss on Series B warrants	—	—	—	—	—	—	—	35
Other income (loss)	36	(23)	(111)	(18)	(4)	3	—	—
Interest income	14	16	9	2	3	3	4	2
Interest expense	(314)	(57)	(95)	(232)	(73)	(72)	(6,502)	(258)
Net loss	$(4,173)	$(2,274)	$(2,366)	$(1,432)	$(1,590)	$(718)	$(7,642)	$(922)
Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.12)	$(0.07)	$(0.07)	$(0.05)	$(0.05)	$(0.03)	$(0.29)	$(0.04)
Weighted average number of common shares, basic and diluted	35,871	33,364	33,249	29,115	28,201	28,078	26,784	24,303

Liquidity and Capital Resources

As of September 30, 2005, we had $6.7 million of cash, of which $0.1 million was restricted. At that time no funds had been drawn against our $7.0 million line of credit with Silicon Valley Bank. The maximum amount we can borrow under this agreement is $7.0 million based upon 80% of eligible receivables. As of September 30, 2005, approximately $4.1 million could have been borrowed based on the level of eligible receivables.

On December 22, 2004, we sold 4,848,485 shares of common stock under a universal shelf registration statement directly to a group of investors for proceeds of $7,470,000, net of transaction costs. As part of the December 22, 2004 financing we also issued warrants to purchase up to 2,181,818 shares of common stock.

These warrants have an exercise price of $2.00 per share.  These warrants are immediately exercisable and expire on December 21, 2009. A portion of the proceeds was used to pay off amounts outstanding under the line of credit.

On June 29, 2005, our Loan and Security Agreement (the “Loan”) with Silicon Valley Bank (the “Bank”) was modified pursuant to a Loan Modification Agreement (the “Modification Agreement”). The Modification Agreement has an effective date of May 31, 2005. Under the Modification Agreement, certain financial covenants relating to tangible net worth and minimum cash, which covenants we must satisfy in order to continue to borrow from the Bank, were modified. The Bank also provided a waiver for our failure to comply with the minimum tangible net worth requirements as of May 31, 2005. In addition, certain conditions precedent to the making of advances were also modified. The Loan Agreement, as amended, will expire on January 30, 2006. As consideration for the modifications, we (i) paid the Bank a modification fee of $20,000 and (ii) issued to the Bank a 10-year warrant to purchase 151,515 shares of our common stock at an exercise price of $1.386 per share. We valued these warrants at $119,427 using the Black-Scholes option pricing model with the following assumptions: an expected life of seven years, expected volatility of 52.3%, no dividends, and risk-free interest rate of 4.0%. The value of these warrants will be amortized ratably over the remaining term of the Loan Agreement.

On August 15, 2005, we sold 4,676,151 shares of Common Stock to accredited investors for proceeds of approximately $5.2 million, net of transaction costs. As part of this financing we also issued warrants to purchase up to 1,169,038 shares of Common Stock. These warrants have an exercise price of $1.99 per share, are immediately exercisable and expire on August 2, 2010.

On November 21, 2005, we entered into a Second Loan Modification and Security Agreement (the “Second Loan Modification Agreement”) with the Bank. The Second Loan Modification Agreement modifies the Loan Agreement, as previously amended. Under the Second Loan Modification Agreement, the Bank modified the terms related to the collection of receivables for amounts outstanding under the Loan Agreement, as well as the minimum tangible net worth covenant, as defined, which we must maintain in order to continue to borrow from the Bank. The Bank also provided waivers for our failure to comply with the minimum tangible net worth requirements as of August 6, 2005 and September 30, 2005. In addition, the Second Loan Modification Agreement provides the ability to borrow up to $3,000,000 on a revolver basis paying only interest provided that we remain in compliance with all financial covenants, as defined. The Loan Agreement, as amended, will expire on January 30, 2006. We paid the Bank’s legal costs associated with the Second Loan Modification Agreement, which were approximately $5,000.

On December 14, 2005, we sold to Qualmark, Inc. our Shaker and Amp product lines, the associated inventory and intellectual property for proceeds of approximately $2.3 million. We will account for the sale of these assets in our first fiscal quarter of 2006.

We anticipate that our current cash, cash from the sale of our shaker and amplifier product lines, together with the ability to borrow under the Loan Agreement, as amended, will be sufficient to fund our operations at least through September 30, 2006. This assumes that we will achieve our business plan, be able to amend or extend our current agreement with the Bank at least through September 30, 2006, and remain in compliance with all Loan Agreement covenants, as amended. The business plan envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past. If, however, we are unable to realize our business plan, and are unable to agree upon and remain in compliance with our amended Loan Agreement with the Bank, we may be forced to raise additional funds by selling stock or taking other actions to conserve our cash position.

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

Our financial statements for our fiscal year ended September 30, 2005, which are included in this Annual Report on Form 10-K, contain an audit report from Grant Thornton LLP. The audit report contains a going concern qualification, which raises substantial doubt with respect to our ability to continue as a going concern. However, our business plan, which envisions a significant improvement in results from the recent past, contemplates sufficient liquidity to fund operations at least through September 30, 2006. The receipt of a going concern qualification may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations.

We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of September 30, 2005, we had an accumulated deficit of $137.9 million. Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities, public security offerings, and borrowings on our line of credit and capital equipment leases.

As of September 30, 2005, our cash and cash equivalents were $6.7 million, including restricted cash and cash equivalents of $0.1 million; this represents an increase in our cash and cash equivalents of approximately $4.5 million from the $2.2 million on hand at September 30, 2004. Cash used in operating activities for the twelve months ended September 30, 2005 was $7.9 million as compared to $5.5 million for the twelve months ended September 30, 2004. Cash used in operating activities during the twelve months ended September 30, 2005 was primarily attributable to the net loss of $10.2 million offset by non-cash items such as write-off of impaired long-lived assets, depreciation and amortization, deferred revenue, increases in allowances for uncollectible accounts and excess and obsolete inventory, non-cash compensation and consulting expense, non-cash interest expense and decreases in working capital.

Cash used in investing activities during the twelve months ended September 30, 2005 was $0.3 million as compared to $0.4 million for the twelve months ended September 30, 2004. Cash used in investing activities during the fiscal year ended September 30, 2005 and 2004, was a result of capital expenditures during each of the respective periods.

Cash provided by financing activities for the twelve months ended September 30, 2005 was $12.7 million as compared to $6.9 million for the twelve months ended September 30, 2004. Net cash provided by financing activities during fiscal 2005 includes $7.5 million of net proceeds from the December 2004 financing transaction, $5.2 million of net proceeds from the August 2005 financing transaction and approximately $0.2 million received from the exercise of incentive stock options, offset in part by approximately $0.2 million related to payments on our capital lease obligations. Net cash provided by financing activities during the twelve months ended September 30, 2004 includes $7.0 million of proceeds from the sale of the redeemable convertible Series B Preferred Stock and the convertible subordinated debentures, $1.9 million of proceeds from the exercise of warrants to purchase common stock, offset in part by a repayment of $1.8 million in bank borrowings and $0.3 million repayment of long-term debt.

We lease equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments, as of September 30, 2005, under the capital and operating leases with non-cancelable terms are as follows:

Fiscal Years ended September 30,	Capital Leases	Operating Leases
2006	$167,588	$1,317,872
2007	143,590	$1,337,019
2008	—	$1,288,074
2009	—	$1,250,992
2010	—	$495,796
Thereafter	—	$227,726
Total	$311,178	$5,917,479

Effects of Inflation

We believe that inflation and changing prices over the past three years have not had a significant impact on our net revenue or on our income from continuing operations.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require Satcon to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which Satcon currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires Satcon to adopt the new accounting provisions beginning in our first quarter of 2006. The effects of adopting this standard will depend on our future stock option activity and the term of options granted.

On December 21, 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No.109, Accounting for Income Taxes (SFAS No. 109), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (The Act)” (FSP 109-1). FSP 109-1, which was effective upon issuance, states the deduction under this provision of the Act should be accounted for as a special deduction in accordance with SFAS 109. As we have substantial net operating losses, which would need to be utilized first, it is unlikely that we would benefit from this Act.

The Act also allows for an 85% dividends received deduction on the repatriation of certain earnings of foreign subsidiaries. On December 21, 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2, which was effective upon issuance, allows companies time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Additionally FSP 109-2 provides guidance regarding the required disclosures surrounding a company’s reinvestment or repatriation of foreign earnings. Currently, we do not expect to repatriate foreign earnings.

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” or FAS 154. FAS 154 changes the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities. Interest on outstanding balances under the  Loan Agreement accrues at a rate equal to the Bank’s prime rate of interest plus 3.0% per annum. Our ability to carry out our business plan or our ability to finance future working capital requirements may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.

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

We have audited the accompanying consolidated balance sheets of SatCon Technology Corporation and its subsidiaries (the Company) (a Delaware corporation) as of September 30, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SatCon Technology Corporation and its subsidiaries as of September 30, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, during the fiscal year ended September 30, 2005, the Company incurred a net loss of $10.2 million and used $7.9 million in its operating activities. In addition, the Company has historically incurred losses and used cash, rather than provided cash, from operations. The Company currently has a line of credit agreement which expires on January 30, 2006. The line of credit contains certain restrictive covenants. The Company needs to continue to maintain certain monthly tangible net worth milestones in order to remain in compliance with the loan. The Company believes that in order to remain in compliance it will need to reach an estimated breakeven cash run rate. These factors, among others, as discussed in Note B to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Boston, Massachusetts
December 15, 2005

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$6,627,352	$1,171,152
Restricted cash and cash equivalents	84,000	1,011,900
Accounts receivable, net of allowance of $651,463 and $848,565 at September 30, 2005 and 2004, respectively	6,473,665	6,274,178
Unbilled contract costs and fees	147,938	447,405
Funded research and development expenses in excess of billings	0	292,111
Inventory	7,017,419	6,184,672
Prepaid expenses and other current assets	587,083	687,083
Total current assets	$20,937,457	$16,068,501
Warrants to purchase common stock	—	7,036
Property and equipment, net	3,662,746	5,913,211
Goodwill, net	704,362	704,362
Intangibles, net	1,867,118	2,391,193
Other long-term assets	560,021	501,634
Total assets	$27,731,704	$25,585,937
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$167,588	$184,177
Accounts payable	3,363,878	3,823,249
Accrued payroll and payroll related expenses	1,563,332	1,449,349
Other accrued expenses	2,225,003	2,412,409
Accrued contract losses	84,779	514,489
Deferred revenue	2,139,434	2,048,442
Accrued restructuring costs	—	495,612
Total current liabilities	$9,544,014	$10,927,727
Redeemable convertible Series B preferred stock (425 shares issued and outstanding; face value $5,000 per share; liquidation preference 100%)	2,125,000	2,125,000
Long-term debt, net of current portion	143,590	311,178
Other long-term liabilities	316,844	563,372
Total Liabilities	$12,129,448	$13,927,277
Commitments and contingencies (Note L)
Stockholders’ equity:
Common stock; $0.01 par value, 50,000,000 shares authorized; 38,283,208 and 28,226,010 shares issued and outstanding at September 30, 2005 and 2004, respectively	382,832	282,261
Additional paid-in capital	153,239,276	139,208,000
Accumulated deficit	(137,906,100)	(127,659,993)
Accumulated other comprehensive loss	(113,752)	(171,608)
Total stockholders’ equity	$15,602,256	$11,658,660
Total liabilities and stockholders’ equity	$27,731,704	$25,585,937

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended September 30,
	2005	2004	2003
Revenue:
Product revenue	$29,891,604	$26,971,109	$21,648,596
Funded research and development and other revenue	6,063,508	7,186,714	5,281,607
Total revenue	35,955,112	34,157,823	26,930,203
Operating costs and expenses:
Cost of product revenue	27,631,184	22,373,241	26,018,835
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	5,412,071	5,981,716	5,038,174
Unfunded research and development expenses	513,203	3,354	1,492,001
Total research and development and other revenue expenses	5,925,274	5,985,070	6,530,175
Selling, general and administrative expenses	10,801,996	9,362,522	13,563,967
Amortization of intangibles	446,684	446,685	504,712
Gain on sale of assets	(317,802)	—	—
Restructuring costs	(255,612)	—	—
Write-off of impaired long-lived assets	1,190,436	—	700,000
Write-off of impaired goodwill and intangible assets	—	—	5,751,082
Total operating costs and expenses	45,422,160	38,167,518	53,068,771
Operating loss	(9,467,048)	(4,009,695)	(26,138,568)
Net realized and unrealized (loss) gain on warrants to purchase common stock	(7,036)	(90,454)	81,501
Unrealized gain (loss) on series B warrants	—	35,442	(1,878,930)
Write-down of investment in Beacon Power Corporation common stock	—	—	(541,885)
Realized gain from sale of Beacon Power Corporation common stock	—	—	898,637
Other (loss) income	(210,829)	(1,629)	70,703
Interest income	41,909	12,456	5,375
Interest expense	(603,103)	(6,904,590)	(3,977,995)
Net loss	$(10,246,107)	$(10,958,470)	$(31,481,162)
Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.31)	$(0.41)	$(1.72)
Weighted average number of common shares, basic and diluted	32,899,632	26,834,470	18,257,512

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Fiscal Years Ended September 30, 2005, 2004 and 2003

					Accumulated Other Comprehensive Loss
	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Unrealized Gain/(loss) On Beacon Power Corporation	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
Balance, September 30, 2002	16,741,646	$167,416	$115,800,692	$(85,220,361)	$(588,944)	$(233,193)	$(822,137)	$29,925,610
Net loss	—	—	—	(31,481,162)	—	—	—	(31,481,162)	($31,481,162)
Change in unrealized gain (loss) on Beacon Power Corporation common stock	—	—	—	—	47,059	—	47,059	47,059	47,059
Other than temporary write-down of investment in Beacon Power Corporation common stock	—	—	—	—	541,885	—	541,885	541,885	541,885
Issuance of common stock to 401(k) Plan	802,095	8,021	741,551	—	—	—	—	749,572	—
Issuance of warrants to purchase common stock	—	—	286,107	—	—	—	—	286,107	—
Issuance of common stock in connection with exercise of Series A warrants	1,563,549	15,635	(9,085)	—	—	—	—	6,550	—
Issuance of common stock in connection with exercise of warrants to purchase common stock	223,602	2,236	(1,017)	—	—	—	—	1,219	—
Issuance of common stock in lieu of first year dividend on Series A preferred stock	362,168	3,622	321,967	—	—	—	—	325,589	—
Issuance of warrants to Series A preferred stockholders	—	—	859,635	—	—	—	—	859,635	—
To record beneficial conversion feature of Series A preferred stock	—	—	760,702	—	—	—	—	760,702	—
Issuance of warrants to H.C. Wainwright & Co., Inc. in connection with issuance of Series A preferred stock and convertible subordinated debentures	—	—	267,147	—	—	—	—	267,147	—
Issuance of common stock in connection with exercise of options to purchase common stock	28,750	288	18,115	—	—	—	—	18,403	—
Issuance of warrants to convertible subordinated debentures holders	—	—	257,798	—	—	—	—	257,798	—
To record beneficial conversion feature of convertible subordinated debentures	—	—	30,332	—	—	—	—	30,332	—
Issuance of common stock in lieu of first year interest on the convertible subordinated debentures	90,390	904	78,277	—	—	—	—	79,181	—
Issuance of common stock upon conversion of Series A preferred stock	1,211,000	12,110	1,501,640	—	—	—	—	1,513,750	—
Mark-to-market Series B warrants	—	—	1,878,930	—	—	—	—	1,878,930	—
Foreign currency translation adjustment	—	—	—	—	—	93,839	93,839	93,839	93,839
Comprehensive loss									($30,798,379)
Balance, September 30, 2003	21,023,200	$210,232	$122,792,791	($116,701,523)	—	($139,354)	($139,354)	$6,162,146

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Fiscal Years Ended September 30, 2005, 2004 and 2003

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
Balance, September 30, 2003	21,023,200	$210,232	$122,792,791	$(116,701,523)	$(139,354)	$6,162,146
Net loss	—	—	—	(10,958,470)	—	(10,958,470)	(10,958,470)
Issuance of common stock to 401(k) Plan	213,019	2,130	529,364	—	—	531,494	—
Issuance of common stock in connection with exercise of Series A warrant to purchase common stock	28,000	280	—	—	—	280	—
Issuance of common stock in connection with exercise of warrants to purchase common stock	2,246,467	22,465	1,834,850	—	—	1,857,315	—
Issuance of common stock in connection with cashless exercise of warrants to purchase common stock	209,422	2,094	(2,094)	—	—	—	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock	118,550	1,186	76,624	—	—	77,810	—
Issuance of common stock in connection with the conversion of redeemable convertible Series A preferred stock	1,327,000	13,270	1,645,480	—	—	1,658,750	—
Issuance of common stock in connection with the conversion of convertible subordinated debentures	666,000	6,660	825,840	—	—	832,500	—
Issuance of common stock in lieu of first year interest on convertible subordinated debentures	8,298	83	23,981	—	—	24,064	—
Issuance of common stock in lieu of first six -months dividend on redeemable convertible Series B preferred stock	76,054	761	229,454	—	—	230,215	—
Issuance of common stock to Auerelius Consulting Group	90,000	900	193,950	—	—	194,850	—
Issuance of options and warrants to purchase common stock to non-employees	—	—	46,634	—	—	46,634	—
Issuance of warrants to convertible subordinated debentures holders	—	—	46,577	—	—	46,577	—
Beneficial conversion feature of convertible subordinated debentures	—	—	138,977	—	—	138,977	—
Issuance of warrants to Series B preferred stockholders	—	—	1,242,441	—	—	1,242,441	—
Beneficial conversion feature of the Series B preferred stock	—	—	3,655,607	—	—	3,655,607	—
Issuance of warrants to BHP in connection with the issuance of the Series B preferred stock	—	—	435,166	—	—	435,166	—
Issuance of common stock in connection with the conversion of redeemable convertible Series B preferred stock	2,220,000	22,200	5,527,800	—	—	5,550,000	—
Mark-to-market Series B warrants	—	—	(35,442)	—	—	(35,442)	—
Foreign currency translation adjustment	—	—	—	—	(32,254)	(32,254)	(32,254)
Comprehensive loss	—	—	—	—	—	—	$(10,990,724)
Balance, September 30, 2004	28,226,010	$282,261	$139,208,000	$(127,659,993)	$(171,608)	$11,658,660

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Fiscal Years Ended September 30, 2005, 2004 and 2003

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
Balance, September 30, 2004	28,226,010	$282,261	$139,208,000	$(127,659,993)	$(171,608)	$11,658,660	—
Net loss .	—	—	—	(10,246,107)	—	(10,246,107)	$(10,246,107)
Issuance of common stock to 401(k) Plan	335,928	3,359	582,638	—	—	585,997	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock	144,000	1,440	154,443	—	—	155,883	—
Issuance of common stock in lieu of six -months dividend on redeemable convertible Series B preferred stock	52,636	526	126,974	—	—	127,500	—
Issuance of common stock in connection with the December 2004Financing Transaction	4,848,484	48,485	5,835,521	—	—	5,884,006	—
Issuance of warrants to Common stockholders, related to December 2004 Financing Transaction	—	—	1,602,954	—	—	1,602,954	—
Issuance of common stock in connection with the August 2005 Financing Transaction	4,676,150	46,761	4,662,853	—	—	4,709,614	—
Issuance of warrants to Common stockholders, related to August 2005 Financing Transaction	—	—	513,489	—	—	513,489	—
Issuance of warrants to Ardour Capital, related to August 2005 Financing Transaction	—	—	43,122	—	—	43,122	—
Adjustment to conversion price related to re-pricing of Convertible Series B Preferred Stock	—	—	270,290	—	—	270,290	—
Adjustment in conversion price of Series B warrants	—	—	64,745	—	—	64,745	—
Issuance of warrants to purchase common stock to Ardour Capital Investments	—	—	20,490	—	—	20,490	—
Issuance of warrants to purchase common stock to Silicon Valley Bank	—	—	119,427	—	—	119,427	—
Compensation charge associated with the acceleration of unvested incentive stock options	—	—	34,330	—	—	34,330	—
Foreign currency translation adjustment	—	—	—	—	57,856	57,856	57,856
Comprehensive loss .	—	—	—	—	—	—	$(10,188,251)
Balance, September 30, 2005	38,283,208	$382,832	$153,239,276	$(137,906,100)	$(113,752)	$15,602,256

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended September 30,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(10,246,107)	$(10,958,470)	$(31,481,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,870,216	1,942,544	2,338,587
Provision (recovery) for uncollectible accounts	119,802	(16,429)	236,749
Provision for excess and obsolete inventory	(851,569)	95,008	3,170,153
Accrued losses on inventory purchase commitments	—	—	737,942
Net realized and unrealized loss (gain) on warrants to purchase common stock	7,036	90,454	(81,501)
Unrealized (gain) loss on Series B warrants	—	(35,442)	1,878,930
Write-off of impaired long-lived assets	1,190,436	—	700,000
Write-off of impaired goodwill and intangible assets	—	—	5,751,082
Write-down of investment in Beacon Power Corporation common stock	—	—	541,885
Compensation expense related issuance of stock options and warrants to non-employees and issuance of common stock to 401(k) Plan	769,035	740,891	845,113
Non-cash interest expense	475,579	6,785,004	3,520,206
Gain on sale of equipment	—	—	(55,700)
Gain on sale of Beacon Power Corporation common stock	—	—	(898,637)
Compensation expense related to acceleration of stock option vesting schedule	34,330	—	—
Changes in operating assets and liabilities:
Accounts receivable	(319,289)	(758,751)	1,491,259
Unbilled contract costs and fees	299,467	355,399	804,440
Prepaid expenses and other assets	652,768	(627,071)	127,334
Inventory	18,822	(477,560)	1,273,749
Other long-term assets	(58,387)	(383,024)	33,405
Accounts payable	(459,371)	(2,144,402)	89,846
Accrued expenses and payroll	(569,035)	(330,676)	93,882
Accrued contract losses	(690,367)	387,368	237,778
Deferred revenue	90,992	(398,612)	1,808,285
Other current liabilities	(259,572)	264,022	(455,306)
Total adjustments	2,320,893	5,488,723	24,189,481
Net cash used in operating activities	(7,925,214)	(5,469,747)	(7,291,681)
Cash flows from investing activities:
Purchases of property and equipment	(286,112)	(401,349)	(273,943)
Proceeds from sale of equipment	—	—	68,450
Proceeds from sale of Beacon Power Corporation common stock	—	—	1,745,701
Net cash (used in) provided by investing activities	(286,112)	(401,349)	1,540,208
Cash flows from financing activities:
Net borrowing under line of credit	—	(1,801,869)	1,801,869
Repayment of long-term debt	(184,177)	(277,325)	(266,807)
Net proceeds from issuance of convertible redeemable preferred stock	—	6,925,000	2,480,225
Net proceeds from issuance of convertible subordinated debentures	—	70,000	731,060
Net proceeds from issuance of common stock and warrants	12,710,064	—	—
Proceeds from exercise of stock options	155,883	77,450	18,403
Proceeds from exercise of warrants	—	1,857,955	7,769
Net cash provided by financing activities	12,681,770	6,851,211	4,772,519
Effect of foreign currency exchange rates on cash and cash equivalents	57,856	(32,254)	93,839
Net increase (decrease) in cash and cash equivalents, including restricted cash and cash equivalents	4,528,300	947,861	(885,115)
Cash and cash equivalents at beginning of year, including restricted cash and cash equivalents	2,183,052	1,235,191	2,120,306
Cash and cash equivalents at end of year, including restricted cash and cash equivalents	$6,711,352	$2,183,052	$1,235,191

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005, 2004 AND 2003

A.   ORGANIZATION

SatCon Technology Corporation (the “Company” or “SatCon”) was organized as a Massachusetts corporation in February 1985 and reincorporated in Delaware in 1992. The Company designs and manufactures enabling technologies and products for electrical power conversion and control for high-performance, high-efficiency applications in large, growth markets such as alternative energy, hybrid electric vehicles, distributed power generation, power quality, semiconductor fabrication capital equipment, industrial motors and drives, and high reliability defense electronics.

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

The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each of the past five years. As of September 30, 2005, it had an accumulated deficit of $137.9 million. During the fiscal year ended September 30, 2005, the Company incurred a net loss of $10.2 million and used cash in operations of $7.9 million. The Company’s restricted cash balances at September 30, 2005 and 2004 were $84,000 and $1,011,900, respectively.

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

On November 21, 2005, the Company entered into a Second Loan Modification and Security Agreement (the “Second Loan Modification Agreement”) with Silicon Valley Bank (the “Bank”). The Second Loan Modification Agreement modifies the Loan and Security Agreement, dated as of January 31, 2005, between the parties, as previously amended by the Loan Modification Agreement, dated as of May 31, 2005 as amended, (the “Loan Agreement”). Under the Second Loan Modification Agreement, the Bank modified the terms related to the collection of receivables for amounts outstanding under the Loan Agreement, as well as the minimum tangible net worth covenant, as defined, which the Company must maintain in order to continue to borrow from the Bank. The Bank also provided waivers for the Company’s failure to comply with the minimum tangible net worth requirements as of August 6, 2005 and September 30, 2005. In addition, the Second Loan Modification Agreement provides the ability to borrow up to $3,000,000 on a revolver basis paying only interest provided that the Company remains in compliance with all financial covenants, as defined. The Loan Agreement, as amended, will expire on January 30, 2006.

On December 13, 2005, the Company sold their shaker and amplifier product lines, the associated inventory and intellectual property to Qualmark, Inc., for proceeds of approximately $2.3 million. The Company will account for the sale of these assets in its first fiscal quarter of 2006.

The Company anticipates that its current cash, cash provided from the sale of its shaker and amplifier product lines, together with the ability to borrow under the Loan Agreement, as amended, will be sufficient to fund its operations at least through September 30, 2006. This assumes the Company achieves its business plan. The business plan envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past. Further, this assumes that the Company will be able to remain in compliance with all Loan Agreement covenants, as amended, if, however, the Company is unable to realize its business plan and is unable to remain in compliance with the Loan Agreement, as amended, with the Bank, the Company may be forced to raise additional funds by selling stock or taking other actions to conserve its cash position.

C.   SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Consolidation

The consolidated financial statements include the accounts of SatCon and its wholly-owned subsidiaries (SatCon Applied Technology, SatCon Electronics and SatCon Power Systems). All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as research and development expense as incurred. As of September 30, 2005 and 2004, the Company has accrued $84,779 and $514,489, respectively, for anticipated contract losses on commercial contracts.

Cost of product revenue includes materials, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in research and development and other revenue expenses.

Deferred revenue consists of payments received from customers in advance of services performed, product shipped or installation completed.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, overnight repurchase agreements with the Bank and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At September 30, 2005 and September 30, 2004, the Company has restricted cash as indicated in the table below. In addition, at September 30, 2005 and September 30, 2004, the Company had overnight repurchase agreements with the Bank of $6,542,743 and $880,895, respectively.

Restricted Cash	September 30, 2005	September 30, 2004
Security deposits	$34,000	$34,000
Certificates of Deposit	50,000	50,000
Performance bond	—	927,900
Total restricted Cash	$84,000	$1,011,900

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

Long-lived Assets

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. This statement affects the Company’s treatment of goodwill and other intangible assets. The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement’s criteria. Intangible assets with finite useful lives will continue to be amortized over those periods.

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

The Company performed its annual goodwill impairment test as of the beginning of its fiscal fourth quarter 2005. The Company again determined the fair value of each of the Applied Technology and Electronics reporting units based on a discounted cash flow income approach. Based on the results of the first step of the annual goodwill impairment test, the Company determined that the fair value of these reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of the beginning of its fiscal fourth quarter 2005. As a result, the second step of the annual goodwill impairment test was not required. The Company will continue to perform a goodwill impairment test on the Applied Technology and Electronics reporting units on an annual basis and on an interim basis, if certain conditions exist.

The Company has determined that all of its intangible assets have finite lives and, therefore, the Company has continued to amortize its intangible assets. The Company recorded expense related to the amortization of its intangible assets of $524,076, $516,027, and $590,505 during the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

Goodwill by reporting segment consists of the following:

	September 30,
Reporting Unit	2005	2004
Applied Technology	$123,714	$123,714
Power Systems	—	—
Electronics	580,648	580,648
	$704,362	$704,362

Intangible assets consist of the following:

			As of September 30, 2005		As of September 30, 2004
Reporting Unit	Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Applied Technology	Patents	15-20	$744,780	$360,343	$744,780	$282,951
Applied Technology	Completed Technology	10	3,142,882	1,853,835	3,142,882	1,532,152
Applied Technology	Favorable Lease	5	36,999	36,074	36,999	36,074
Electronics	Customer List	10	250,000	211,458	250,000	186,458
Electronics	Drawings and Documentation	10	300,000	253,750	300,000	223,750
Electronics	Design and Manufacturing Cert.	10	700,000	592,083	700,000	522,083
			$5,174,661	$3,307,543	$5,174,661	$2,783,468

The estimated remaining amortization expense for each of the five succeeding fiscal years:

Fiscal Years ended September 30,
2006	$540,213
2007	481,997
2008	414,288
2009	387,085
2010	43,535
Thereafter	-

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders’ equity (deficit) is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions are reflected in the loss from operations and were not significant during the fiscal years ended September 30, 2005, 2004 and 2003.

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

During the fiscal year ended September 30, 2005, $34,330 of stock based employee compensation was included in the determination of net loss. No other periods presented include any stock based employee compensation costs in the determination of net loss.

Had compensation cost for the Company’s stock-based compensation been determined based on fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net loss and loss per share for the fiscal years ended September 30, 2005, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

	2005		2004		2003
	Net Loss	Loss per Share	Net Loss	Loss per Share	Net Loss	Loss per Share
As Reported	$(10,246,107)	$(0.31)	$(10,958,470)	$(0.41)	$(31,481,162)	$(1.72)
Stock based employee compensation expense	(3,458,765)	(0.11)	(1,909,582)	(0.07)	(4,245,380)	(0.23)
Pro Forma	$(13,704,872)	$(0.42)	$(12,868,052)	$(0.48)	$(35,726,542)	$(1.95)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions indicated below:

	September 30,
Assumptions:	2005	2004	2003
Expected life	7 years	7 years	7 years
Expected volatility ranging from	52.2% - 63.9%	84.9% to 120%	93.8% to 107.3%
Dividends	none	none	none
Risk-free interest rate	4%	4%	4%

The weighted average price of the fair value of options granted for the fiscal years ended September 30, 2005, 2004 and 2003 are $1.77, $1.95 and $0.58, respectively.

On April 8, 2005, the Board of Directors of the Company voted to accelerate the vesting of all outstanding and unvested options held by directors, officers and employees under the Company’s stock option plans. As a result of the acceleration, options to acquire 633,333 shares of the Company’s common stock, which otherwise would have vested from time to time over the next 48 months, became immediately exercisable. Included in the options to acquire 633,333 shares of the Company’s common stock were (i) options to purchase 591,583 shares with exercise prices greater than the Company’s closing stock price on April 8, 2005 ($1.59) (the “underwater options”) and (ii) options to purchase 41,750 shares with exercise prices below the Company’s closing stock price on April 8, 2005 (the “in-the-money options”). The underwater options have a weighted average exercise price of $2.23 per share. The in-the-money options have a weighted average exercise price of $1.04 per share. Under the accounting guidance of APB 25, the accelerated vesting relating to the in-the-money options resulted in a charge for stock-based compensation of approximately $34,330, which was recognized by the Company in the third fiscal quarter of 2005. The Company had calculated this charge using the Black-Scholes option pricing model, taking into account the remaining unvested shares, each unvested share’s exercise price as compared to the price on the day the vesting of the options was accelerated. The table below details the Black-Scholes option pricing model assumptions used in calculating the charge related to the accelerated options:

Assumptions:
Expected life	1.5 years to 2.5 years
Expected volatility	58.22
Dividends	none
Risk-free interest rate	4%

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

As a direct result of the acceleration of the employee stock options, the amount shown above for fiscal year ended September 30, 2005, include approximately $860,000 of stock based employee compensation expense that would have been accounted for in subsequent periods had the unvested options not been accelerated. The table below details the Stock Based Employee Compensation Expense for fiscal year ended September 30, 2005:

Description	$’s
Expense prior to acceleration of unvested options	$2,011,978
Expense related to options granted subsequent to the acceleration of unvested options	587,217
Result of option acceleration.	859,570
Total	$3,458,765

Net Loss per Basic and Diluted Common Share

The Company reports net loss per basic and diluted common share in accordance with SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, except when the effect would be anti-dilutive, see Note T.

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk principally consist of cash equivalents, trade accounts receivable and unbilled contract costs.

The Company’s trade accounts receivable and unbilled contract costs and fees are primarily from sales to U.S. government agencies and commercial customers. The Company does not require collateral and has not historically experienced significant credit losses related to receivables or unbilled contract costs and fees from individual customers or groups of customers in any particular industry or geographic area. At September 30, 2005, the Company had one customer that accounted for approximately 15% of gross accounts receivable. Of the amounts due from this customer approximately $852,000 related to sales greater than ninety days past due. Historically the Company has not experienced any credit losses as a result of doing business with this customer.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable, debt instruments, Series A and Series B preferred stock. The estimated fair values of these financial instruments approximate their carrying values at September 30, 2005 and 2004. The estimated fair values have been determined through information obtained from market sources and management estimates.

Reclassifications

Certain prior-year balances have been reclassified to conform to current-year presentations.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. On April 14, 2005 the Securities and Exchange Commission extended the effective date for the adoption of SFAS No. 123R, requiring the Company to adopt the new accounting provisions beginning in its first quarter of fiscal 2006. The effects of adopting this standard will depend on the Company’s future stock option activity and the terms of options granted.

On December 21, 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No.109, Accounting for Income Taxes (SFAS No. 109), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (The Act)” (FSP 109-1). FSP 109-1, which was effective upon issuance, states the deduction under this provision of the Act should be accounted for as a special deduction in accordance with SFAS 109. As the Company has substantial net operating losses, which would need to be utilized first, it is unlikely that the Company would benefit from this Act.

The Act also allows for an 85% dividends received deduction on the repatriation of certain earnings of foreign subsidiaries. On December 21, 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2, which was effective upon issuance, allows companies time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Additionally FSP 109-2 provides guidance regarding the required disclosures surrounding a company’s reinvestment or repatriation of foreign earnings. Currently, the Company does not expect to repatriate foreign earnings.

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” or FAS 154. FAS 154 changes the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

E. UNBILLED CONTRACT COSTS AND FEES AND FUNDED RESEARCH AND DEVELOPMENT COSTS IN EXCESS OF BILLINGS

Unbilled contract costs and fees represent revenue recognized in excess of amounts billed due to contractual provisions.

Funded research and development costs in excess of billings represent costs deferred that have not yet been recognized as revenue and billed to the customer.

F. INVENTORY

Inventory includes material, labor and overhead and consisted of the following:

	September 30,
	2005	2004
Raw material	$2,265,000	$1,369,096
Work-in-process	3,000,729	4,373,925
Finished goods	1,751,690	441,651
	$7,017,419	$6,184,672

The provision for excess and obsolete inventory, net of usage, for the fiscal years ended September 30, 2005, 2004 and 2003 was $(708,569), $95,008, and $3,170,153, respectively.

At the end of June 2003, the Company was actively engaged in selling the Shaker product line, and was pursuing a strategy that it hoped would lead to a strategic alliance with a larger company for the development and exploitation of the advantages embodied in the Uninterruptible Power Supply (“UPS”) system. During the process of considering various options, the Company concluded that both its Shaker and UPS system inventories were overvalued based upon the June 2003 plan. The Company analyzed the situation, recorded an increase to its valuation reserve of $1,962,058 and was actively considering offers for this product line. This reserve was based on the Company’s assessment of the situation as of that time; The Company had no orders associated with this reserved inventory and there was no sales force dedicated to the sales and marketing of these products. During the first quarter of fiscal 2004, the Company decided to terminate discussions about the possible sale of the Shaker product line and focus on generating orders.   At the end of the first quarter of fiscal 2004, the gross inventory for the Shaker product line inventory totaled $2.1 million and the valuation reserve against that inventory was $2.0 million, or 95%. During the second, third and fourth quarters of fiscal 2004, the Company was successful in resuming sales levels of Shakers. As a result, inventory that had largely been written-down was used. In addition, the Company had originally accrued approximately $900,000 for purchase commitments related to the UPS and Shaker product lines (See Note L. Commitments and Contingencies). The table below details the resulting approximate reduction of costs related to both the inventory reserves of our Shaker and UPS product lines, as well as reserves established related to the purchase commitments as follows:

Fiscal Year	Value of Inventory Reserve Used	Value of Purchase Commitments Reserve Used	Period Reduction to Cost of Sales	Cumulative Reduction to Cost of Sales
2004	$525,000	$168,000	$693,000	$693,000
2005	$222,000	$88,000	$310,000	$1,003,000

G. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,
	2005	2004
Machinery and equipment	$10,002,904	$10,098,571
Furniture and fixtures	542,178	540,836
Computer software	1,382,453	1,336,480
Leasehold improvements	583,178	2,570,934
	12,510,713	14,546,821
Less: accumulated depreciation and amortization	(8,847,967)	(8,633,610)
	$3,662,746	$5,913,211

Depreciation and amortization expense relating to property and equipment for the fiscal years ended September 30, 2005, 2004 and 2003 was $1,346,142, $1,426,343 and $1,748,083, respectively.

As of September 30, 2005 and 2004, there was $1,810,503 of property under capital leases included in machinery and equipment. As of September 30, 2005 and 2004, there was $29,910, of property under capital leases that were included in computer software.

As of September 30, 2005 and 2004, accumulated depreciation and amortization included $873,065 and $692,015, respectively, associated with these capital leases.

The Company performed an impairment test in the fourth quarter of fiscal 2005, based on historical results and cash flow forecast of the operations in the Worcester facility over the next four years, representing the remaining term of the current lease. The Company does not expect to recoup the value of its long-lived assets at the Worcester facility. These assets, before write-down, approximate net book value was $1.2 million and were comprised primarily of leasehold improvements made to the facility and other fixed assets. The Company performed a fair market analysis of these assets and determined that a $1.2 million charge was required in the quarter ending September 30, 2005, representing an impairment of the long-lived assets. The table above has been adjusted to reflect this impairment as of September 30, 2005.

During the three months ended June 28, 2003, the Company decided to streamline its operations. The Company decided to reduce its UPS system sales, marketing and development effort and planned to form a strategic alliance with a larger company. Based on a cash flow forecast of the operations of the Worcester facility over the next seven years—representing the current lease and the Company’s 5 year option to extend—the Company does not expect to recoup the value of its long-lived assets at the Worcester facility. These assets, before write-down, approximate $3.2 million and were comprised primarily of leasehold improvements made within the previous few years. Given this situation, the Company performed a fair market analysis of these assets and determined that a $700,000 charge was required in the quarter ending June 28, 2003 representing an impairment of the long-lived assets.

H. INVESTMENT IN BEACON POWER CORPORATION

On September 28, 2001, the Company distributed 5,000,000 shares of Beacon Power common stock to its stockholders. Upon the distribution of the 5,000,000 shares, the Company recorded the distribution of the 5,000,000 shares as a reduction of additional paid-in-capital based on the book value per share prior to the distribution, or $0.59 per share. After the distribution, the Company owned approximately 11.0% of Beacon Power’s outstanding voting stock.

As of September 30, 2002, the quoted fair market value of Beacon Power’s common stock held by the Company was $0.17 per share, or $800,005. The Company’s historical cost basis in its investment in Beacon Power’s common stock was approximately $0.59 per share, or $2,788,949, resulting in an unrealized loss of $1,988,944 as of September 30, 2002. The Company determined that of this $1,988,044, $1,400,000 represented an other than temporary decline based on the extent and length of time the stock has been below its cost basis as well as its assessment of the financial condition and near term prospects of Beacon Power. The Company recorded a charge of $1,400,000 in the statement of operations to realize this portion of the loss. This charge was measured based on the trading value of Beacon Power’s common stock during the month of November and early December and was less than the gross unrealized loss due to subsequent recovery of Beacon Power’s stock price, as well as the Company’s ability and intent to hold the stock for a long enough period of time for it to recover to the new cost basis. After this write-down, the new cost basis of the Beacon Power common stock held by the Company was approximately $0.30 per share and the unrealized loss of the Beacon Power common stock held by the Company was $588,944 as of September 30, 2002.

As of March 29, 2003, the quoted fair market value of Beacon Power’s common stock held by the Company was $0.18 per share, or $847,064. The Company’s cost basis in its investment in Beacon Power’s common stock was approximately $0.30 per share, or $1,388,949, resulting in an unrealized loss of $541,885 as of March 29, 2003. As of March 29, 2003, the Company believed the difference in the current fair market value and the cost basis of its investment represented an other than temporary decline based upon the Company’s ability and intent to hold the stock for a long enough period of time for it to recover. The Company recorded a charge of $541,885 in the statement of operations to realize this loss. After the write-down, the new cost basis of the Beacon Power stock held by the Company was $0.18 per share.

During June and July 2003, the Company sold all of its 4,705,910 shares of Beacon Power Corporation common stock for proceeds of $1,745,701, net of fees and commissions. As a consequence of the sale of these shares, the Company realized a gain of $898,637, which is included in its results for the fiscal year ending September 30, 2003.

The following summarizes the Company’s investment in Beacon Power Corporation:

	As of September 30, 2003 and for the year then ended
	$	Per Share of Beacon Power Corporation Common Stock
Realized loss from write-down	$(541,885)	$(0.12)
Realized gain from sale	$898,637	$0.19

Additionally, the Company had a warrant to purchase 173,704 shares of Beacon Power’s common stock that has an exercise price of $1.25 per share and expires in 2005. The Company accounted for this warrant in accordance with SFAS No. 133 and, therefore, records the warrant at its fair value. As of September 30, 2004 and 2003, the warrant to purchase Beacon Power common stock had a fair value of $7,036 and $90,454, respectively, and is included in warrants to purchase common stock on the accompanying balance sheets. In April 2005, the warrant expired unexercised.

I. LINE OF CREDIT

On September 13, 2002, the Company entered in a Loan and Security Agreement obtaining a $5 million revolving line of credit with Silicon Valley Bank (the “Bank”). On April 4, 2003, the Company entered into an Amended and Restated Accounts Receivable Financing Agreement (the “Loan”) with the Bank, as amended, which amended and restated in its entirety the Loan and Security Agreement. As of September 30, 2003, under the Amended and Restated Accounts Receivable Financing Agreement, the Bank provided the Company with a line of credit of up to $3,125,000. The Loan was secured by most of the assets of the Company and advances under the Loan were limited to 80% of eligible accounts receivables, up to $2,500,000. Interest on outstanding borrowings accrued at a rate equal the greater of (i) 4.75% per annum or (ii) at the Bank’s prime rate of interest plus 4%. As of September 30, 2003, the Bank’s prime rate was 4%. In addition, the Company paid to the Bank a collateral handling fee of 0.55% per month of the averaged daily outstanding balance, reducing to 0.45% upon the occurrence of certain events. The terms of the Loan required the Company to raise $1.0 million of subordinated debt or equity, or from the sale of certain assets, by October 10, 2003. In addition, the Loan contained certain financial covenants. As of September 30, 2003, the Company was in compliance with the covenants of this agreement. As of September 30, 2003, $1,801,869 was outstanding under this line and the Company had additional borrowing capacity of $698,131. In November 2003, the Company repaid all outstanding amounts under the line of credit with the Bank and the Bank released $375,000 of the $506,811 cash previously restricted.

On December 12, 2003, the Company amended its agreement with the Bank. Under the amended agreement, the Bank agreed to provide the Company with a line of credit of up to $6,250,000 (the “Amended Loan”). The Amended Loan was secured by most of the assets of the Company and advances under the Amended Loan were limited to 80% of eligible accounts receivables, which would permit borrowings up to $5,000,000. Interest on outstanding borrowings accrued at a rate equal to the Bank’s prime rate of interest plus 1.5% per annum. In addition, the Company agreed to pay to the Bank a collateral handling fee of 2.4% per annum of the average daily outstanding balance. The interest rate could increase to the Bank’s prime rate plus 3.0% per annum and the collateral handling fee increases to 3.0% per annum if the Company failed to meet certain financial ratios. In addition, the Company had agreed to the following fees: (i) a $23,250 non-refundable facility fee upon the execution of the agreement; (ii) an unused line fee in an amount equal to 0.50% per annum on the difference between $5 million and the average daily principal balance of the loans outstanding during the month; and (iii) an early termination fee of $25,000 if the Company terminates the agreement before June 12, 2004. The Amended Loan contained certain financial covenants relating to net tangible worth, as defined, which the Company had to satisfy in order to continue borrowing from the Bank. The Amended Loan was due to mature on December 9, 2004. In connection with the Amended Loan, the Company issued to the Bank a warrant to purchase up to 16,164 shares of its common stock, at an exercise price of $2.32 per share. This warrant was immediately exercisable and expires on December 11, 2010. The Company valued this warrant at $32,087, using the Black-Scholes option-pricing model and treated this as a deferred financing cost and amortized this value on a straight line basis through December 9, 2004. As of September 30, 2004, the Company was in compliance with the covenants of this agreement. On December 21, 2004 the Company amended the Amended Loan to extend its expiration through March 1, 2005.

Effective January 31, 2005, the Company entered into a new loan agreement with the Bank (the “New Loan”), which replaced the Amended Loan. Under the terms of the New Loan, the Bank agreed to provide the Company with a credit line of up to $7.0 million. The New Loan is secured by most of the assets of the Company and advances under the New Loan are limited to 80% of eligible receivables and up to $1.0 million based on the levels of eligible inventory. Interest on outstanding borrowings accrues at the Bank’s prime rate of interest plus 2% per annum. In addition, the Company paid to the Bank a collateral handling fee of $1,000 per month and agreed to the following additional fees: (i) $25,000 commitment fee; (ii) an unused line fee in the amount of 0.5% per annum; and (iii) an early termination fee of 0.5% of the total credit line if the Company terminated the New Loan within the first six months. The New Loan contained certain financial covenants relating to tangible net worth, as defined, which the Company was required to satisfy in order to continue to borrow from the Bank.

On June 29, 2005, the New Loan was modified pursuant to a Loan Modification Agreement (the “Modification Agreement”) between the Company and the Bank. The Modification Agreement had an effective date of May 31, 2005. Under the Modification Agreement, certain financial covenants relating to tangible net worth and minimum cash, which covenants the Company must satisfy in order to continue to borrow from the Bank, were modified. The Bank also provided a waiver for the Company’s failure to comply with the minimum tangible net worth requirements as of May 31, 2005. In addition, certain conditions precedent to the making of advances were also modified. The Modification Agreement will expire on January 30, 2006. As consideration for the modifications, the Company (i) paid the Bank a modification fee of $20,000 and (ii) issued to the Bank a 10-year warrant to purchase 151,515 shares of the Company’s common stock at an exercise price of $1.386 per share. The Company valued these warrants at $119,427 using the Black-Scholes option pricing model with the following assumptions: an expected life of seven years, expected volatility of 52.3%, no dividends, and risk-free interest rate of 4.0%. The Company has treated this as a deferred financing cost and is amortizing this value on a straight line basis through the remaining term of the New Loan. As of September 30, 2005, there were no amounts outstanding under the New Loan, as modified, and at September 30, 2005 the Company was in compliance with all covenants under the New Loan, as modified.

On November 21, 2005, the New Loan was modified again pursuant to a Second Loan Modification and Security Agreement (the “Second Loan Modification Agreement”) between the Company and the Bank. Under the Second Loan Modification Agreement, the Bank modified the terms related to the collection of receivables for amounts outstanding under the New Loan, as well as the minimum tangible net worth covenant, as defined, which the Company must maintain in order to continue to borrow from the Bank. The Bank also provided waivers for the Company’s failure to comply with the minimum tangible net worth requirements as of August 6, 2005 and September 30, 2005. In addition, the Second Loan Modification Agreement provides the ability to borrow up to $3,000,000 on a revolver basis paying only interest provided that the Company remains in compliance with all financial covenants, as defined. The Company paid the Bank’s legal costs associated with the Second Loan Modification Agreement, which were approximately $5,000.

J. REDEEMABLE CONVERTIBLE SERIES A AND SERIES B PREFERRED STOCK AND CONVERTIBLE SUBORDINATED DEBENTURES

Series A Convertible Preferred Stock.

On February 18, 2003, the Company entered into a financing transaction that totaled approximately $4 million. As part of this transaction, the Company raised approximately $3.2 million of equity capital through the issuance of 253.8 shares of its Series A convertible preferred stock, $0.01 par value per share, (“Series A “), and warrants to purchase up to 2,538,000 shares of its Common Stock from 21 accredited investors. The terms of the transaction also contemplated that an additional $832,500 would be raised through the sale of secured convertible subordinated debentures once a registration statement filed with the Securities and Exchange Commission registering all of the underlying equity securities in the financing was declared effective, stockholder approval of the transaction was obtained and certain typical closing documents were provided.

In connection with the equity portion of the financing, the Company issued shares of Series A Preferred Stock for $12,500 per share. The Series A Preferred Stock was convertible into a number of shares of Common Stock equal to $12,500 divided by the conversion price of the Series A Preferred Stock, which was initially $1.25. The total number of shares of Common Stock initially issuable upon conversion of the shares of Series A Preferred Stock issued and sold was 2,538,000. The Series A Preferred Stock accrued dividends of 10% per annum, increasing to 12% per annum on January 1, 2004. The dividend for the first year was paid at closing by issuing 362,168 shares of Common Stock, valued based on the average of the closing bid and ask price of the Common Stock on the Nasdaq National Market for the five trading days preceding February 18, 2003, or $325,589. The Company has recorded this as prepaid dividend and has amortized the pro-rata share of this dividend (interest expense) through September 30, 2003, or $195,565. In addition, the Company recorded the unamortized portion of the prepaid dividend for any securities converted as of September 30, 2003, or $62,043. All further dividends were to be paid on a quarterly basis. During 2004 the Company recorded $67,976 as interest expense related to the outstanding Series A Preferred Stock. The Company had the right to pay these dividends in cash or in shares of its Common Stock. During the years ended September 30, 2004 and 2003, 132.7 and 121.1 shares of the Series A Preferred Stock were converted into 1,327,000 and 1,211,000 shares of Common Stock, respectively. After these conversions, as of September 30, 2005 and 2004, there were no Series A Preferred Stock outstanding.

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

On September 5, 2003, the Company completed the sale of $762,500 secured subordinated convertible debentures as contemplated by the Series A financing transaction. The Company received proceeds of $731,060, net of transaction costs. The subordinated convertible debentures were due and payable on September 5, 2006. The secured convertible subordinated debentures were initially convertible at a conversion price per share of $1.25 into 666,000 shares of Common Stock. The subordinated convertible debentures accrued interest of 10% per annum, increasing to 12% per annum on January 1, 2004. The interest for the first year was paid at closing by issuing 90,390 shares of Common Stock, valued based on the average of the closing bid and ask price of the Common Stock on the Nasdaq National Market for the five trading days preceding September 5, 2003, or $79,181. The Company had recorded this as prepaid interest and amortized the pro-rata share of the interest through September 30, 2003, or $5,432. All further dividends were to be paid on a quarterly basis. The Company had the right to pay these dividends in cash or in shares of its Common Stock; in October 2003 all outstanding convertible debentures were converted into Common Stock of the Company.

As part of the debt portion of the financing, the Company issued warrants to purchase up to 610,000 shares of Common Stock. Warrants to purchase up to 305,000 shares of Common Stock were exercisable for a five-year term and had an initial exercise price of $1.50 per share. Warrants to purchase the remaining 305,000 shares of Common Stock which were exercised on September 5, 2003 and had an exercise price of $0.01 per share. The Company has valued these warrants at $584,347, using the Black-Scholes option-pricing model. As of September 30, 2004 warrants to purchase 305,000 shares of Common Stock at an exercise price of $1.50 were exercised.

H.C. Wainwright & Co., Inc. (“HCW”) served as the placement agent for this transaction. As part of their commission, on February 18, 2003 HCW received a cash placement fee of $228,275 and a warrant to purchase an aggregate of 163,145 shares of Common Stock at an exercise price of $0.01 per share. This warrant was immediately exercisable and expires on February 18, 2008. The Company has valued this warrant at $142,332, using the Black-Scholes option-pricing model and has treated this as a transaction cost. During 2004, HCW exercised a portion of these warrants for 67,162 shares of Common Stock. As of September 30, 2005, warrants to purchase an aggregate of 30,590 shares of Common Stock remain outstanding.

In connection with the debt portion of this financing, HCW received a cash placement fee of $58,275 and an additional warrant from the Company to purchase an aggregate of 42,920 shares of Common Stock at an exercise price of $0.01. The warrant was issued on February 18, 2003 but was not exercisable until the closing of the debt portion of this financing and expires on February 18, 2008. The Company has valued this warrant at $37,444, using the Black-Scholes option-pricing model and has treated this as a transaction cost. As of September 30, 2004, warrants to purchase an aggregate of 4,599 shares of Common Stock remain outstanding. In lieu of the cash placement fee, HCW elected to receive a warrant from the Company to purchase an aggregate of 100,148 shares of Common Stock at an exercise price of $0.01 per share. This warrant was issued on February 18, 2003 but was not exercisable until the closing of the debt portion of the financing and will expire on February 18, 2008. The Company has valued this warrant at $87,371, using the Black-Scholes option-pricing model and has treated this as a transaction cost. During 2004, HCW exercised a portion of these Warrants for 37,400 shares of Common Stock. As of September 30, 2005, warrants to purchase an aggregate of 19,864 shares of Common Stock remain outstanding.

In addition, the Company incurred $494,440 of other expenses, including filing fees with the Securities and Exchange Commission, legal fees and expenses, accounting fees and expenses and other miscellaneous expenses.

The stock purchase agreement contained several contingencies, which were outside the Company’s control. These included the approval of third parties and the registration statement underlying the common stock being declared effective by the Securities and Exchange Commission. Failure to satisfy these contingencies might have resulted in a portion or all of the proceeds being returned to the investors. The Company’s stockholders approved the proposed debenture offering at its annual meeting on April 24, 2003. In addition, the Company filed the required registration statement with the SEC on March 20, 2003 and it was declared effective on August 22, 2003. However, because the Company failed to have this registration become effective on or before June 18, 2003 it was potentially required to pay liquidated damages to each of the investors in the private offering of 3% of the investor’s investment in cash for the first month of delay and 1.5% of the investor’s investment for each additional month of delay in cash or shares of our common stock, at its option. After the resolution of these items outside the Company’s control, the Company accounted for the transaction in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible preferred stock, subordinated convertible debentures and the warrants issued to the investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities and the subordinated convertible debentures as follows:

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

In October 2003, the holders of the redeemable convertible Series A Preferred Stock converted 132.7 shares into 1,327,000 shares of the Company’s Common Stock. As a result of this conversion, the Company recorded the remaining unamortized balance of the prepaid first year dividends, or $67,976, in its results of operations for the fiscal year ended September 30, 2004.

In October 2003, all of the holders of warrants issued in connection with the February 2003 financing transaction exercised their warrants to purchase 1,574,000 shares of the Company’s Common Stock. These warrants had an initial exercise price of $1.50 but based on the Company not meeting certain financial parameters in its fiscal fourth quarter, the exercise price would have been adjusted to $1.00 upon the filing of the Company’s Form 10-K for the fiscal year ended September 30, 2003. The Company offered these warrant holders an opportunity to exercise these warrants at $1.00 per share in October 2003, in exchange for the holders waiving their right to any penalties because the registration statement underlying the securities issued in the February 2003 financing transaction had not been declared effective by the Securities and Exchange Commission prior to June 19, 2003. The effect of the repricing did not have a material effect on the results of operations or financial condition of the Company during the twelve months ended September 30, 2004 as substantially all of the effects of the repricing had been recorded as of September 30, 2003.

In October 2003, the holders of the convertible subordinated debentures converted $762,500 into 610,000 shares of the Company’s Common Stock. As a result of this conversion, the Company recorded the remaining unamortized balance of the prepaid first year interest, or $81,155, in October 2003. Also in October 2003, an additional investment of $70,000 was made by issuing $70,000 of convertible subordinated debentures. The Company also issued 8,298 shares of Common Stock as payment of the first year interest, valued based on the average of the closing bid and ask price of the Common Stock on the Nasdaq National Market for the five trading days preceding February 18, 2003. These secured convertible subordinated debentures were subsequently converted at a conversion price per share of $1.25 into 56,000 shares of Common Stock. As a result of this conversion, the Company recorded all of the interest on these debentures in October 2003. In connection with this transaction, the Company issued warrants to purchase up to 28,000 shares of Common Stock. Warrants which were exercised at a price of $1.00 per share, and warrants to purchase up to 28,000 shares of Common Stock which were exercisable for one business day after the date of their issuance and had an exercise price of $0.01 per share. The note purchase agreement required the registration statement underlying the common stock being declared effective by the SEC. Failure to satisfy this contingency may have resulted in a portion or all of the proceeds being returned to the investors. The Company filed the required registration statement with the SEC on December 23, 2003 and it was declared effective on December 31, 2003. After the resolution of this item outside the Company’s control, the Company accounted for the transaction in accordance with Emerging Issues Task Force (“EITF”) No.00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF No. 00-27”), allocating the proceeds received net of transaction costs based on the relative fair value of the subordinated convertible debentures and the warrants issued to the investor, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities as follows:

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

Series B Convertible Preferred Stock.

On October 31, 2003, the Company completed a $7.7 million equity transaction involving the issuance of 1,535 shares of its Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and warrants to purchase up to 1,228,000 shares of the Company’s Common Stock, to accredited investors (the “October 2003 Financing Transaction”).

In connection with the October 2003 Financing Transaction, the Company issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock is convertible into a number of shares of Common Stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50. The total number of shares of Common Stock issuable upon conversion of the shares of Series B Preferred Stock issued and sold was initially 3,070,000. As of September 30, 2005 and 2004, 1,110 shares of the Series B Preferred Stock had been converted into 2,220,000 shares of Common Stock. As a result of the conversions, the Company recorded the unamortized balance of the prepaid first six-month dividend on the converted securities, or $83,248, during the twelve months ended September 30, 2004. As of September 30, 2005 and 2004, the liquidation preference of the remaining 425 shares of Series B Preferred Stock was $2,125,000, and these were convertible into 961,538 and 850,000 shares of Common Stock, respectively. Prior to October 1, 2005, the Series B Preferred Stock accrued dividends of 6% per annum. On October 1, 2005, dividends began accruing on the Series B Preferred Stock at a rate of 8% per annum. The dividend for the first six months was paid at closing by issuing 76,054 shares of Common Stock, valued based on the average of the closing bid and ask price of the Common Stock on the Nasdaq National Market for the five trading days preceding October 31, 2003. All further dividends paid on a semi-annual basis. Except in certain limited circumstances, the Company may opt to pay these dividends in cash or in shares of Common Stock. During fiscal 2005 the Company recorded $127,500 in preferred dividend expense and issued 52,636 shares of Common Stock in lieu of cash dividends.

As part of the October 2003 Financing Transaction, the Company also issued warrants to purchase up to 1,228,000 shares of its Common Stock (See Note O). These warrants are exercisable for a five-year term and had an initial exercise price of $3.32 per share, which represented 110% of the average closing price of the Common Stock for the five trading days preceding October 31, 2003. These warrants were immediately exercisable and expire on October 31, 2008. The Company has valued these warrants at $2,935,558, using the Black-Scholes option-pricing model. As of September 30, 2005 and 2004, warrants to purchase an aggregate of 1,228,000 shares of Common Stock remain outstanding.

Burnham Hill Partners, LLC, a division of Pali Capital, Inc. (“BHP”), served as placement agent for this transaction. As part of its commission, BHP received a cash placement fee equal to 7% of the gross proceeds received by the Company in connection with the financing. Based on the amount of the financing, this cash placement fee was approximately $540,000 (including reimbursement of out-of-pocket expenses), which was paid from gross proceeds received by the Company. BHP will also receive a cash placement fee of 4% of the aggregate consideration received by the Company in connection with the cash exercise of warrants issued to the investors in the financing, as well as certain warrants issued in the Company’s previous financing (which were exercised prior to October 31, 2003). In addition, BHP, or its assigns, received warrants, with an exercise price of $0.01 per share, to purchase an aggregate of 150,430 shares of Common Stock. These warrants were immediately exercisable and expire on October 21, 2008. The Company has valued these warrants at $435,166, using the Black-Scholes option-pricing model and has treated this as a transaction cost. As of September 30, 2005 and 2004, warrants to purchase an aggregate of 5,182 shares of Common Stock remain outstanding.

The stock purchase agreement required that the registration statement registering the resale of the Common Stock, underlying the Series B Preferred Stock and related warrants, be filed with the SEC within 45 days following the closing and be declared effective by the SEC, within 120 days following the closing. Failure to satisfy this contingency may have resulted in liquidating damages or a portion or all of the proceeds being returned to the investors. The Company filed the required registration statement with the SEC on December 23, 2003 and it was declared effective on December 31, 2003. However, because the Company failed to initially file this registration statement with the SEC on or before December 15, 2003, it was potentially required to pay liquidated damages to each of the investors in the private offering of 3% of the investor’s investment in cash for the first month of delay and 1.5% of the investor’s investment for each additional month of delay in cash or shares of the Company’s common stock, at its option. As of September 30, 2005 and 2004, the Company had accrued $0 and $61,400, respectively, for these potential penalties, which is included in selling, general and administrative expenses. After the resolution of this item outside the Company’s control, the Company accounted for the transaction in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series B Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities as follows:

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

As a result of the December 2004 financing transaction (as described in Note O), in accordance with the anti-dilution provisions of the Company’s Series B Convertible Preferred Stock, the Company was required to adjust the conversion price of the remaining 425 shares of Series B Preferred Stock outstanding at that time. These shares of Series B Preferred Stock have a liquidation preference of $5,000 per share and are convertible into a number of shares of Common Stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which, as a result of the December 2004 Financing Transaction, was adjusted from $2.50 per share to $2.36 per share. As of the December 2004 financing transaction, the liquidation preference of the remaining 425 shares of Series B Preferred Stock was $2,125,000, and these are convertible into 900,424 shares of Common Stock, after adjustment. The result of the December 2004 financing transaction was an additional adjustment of $126,059, which was recorded as interest expense for the fiscal year ended September 30, 2005.

In addition, in accordance with the anti-dilution provisions of the warrants issued in connection with the sale of the Series B Preferred Stock (the “Series B Warrants”), the Company was also required to adjust the exercise price of the Series B Warrants. The Series B Warrants are exercisable for up to 1,228,000 shares of Common Stock, are exercisable for a five-year term and had an initial exercise price of $3.32 per share. As a result of the December 2004 financing transaction, the exercise price on these warrants was adjusted to $3.06 per share (See Note O). The Company re-valued these warrants using the Black-Scholes option pricing model with the following assumptions: an expected life of four years, expected volatility of 73.4%, no dividends, and risk-free interest rate of 4.0%, resulting in an additional adjustment of $42,920, which was recorded as interest expense for the fiscal year ended September 30, 2005.

As a result of the December 2004 financing transaction, the Company recorded the following non-cash charges as interest expense in its Statement of Operations during the fiscal year ended September 30, 2005, which is included in its results of operations for the fiscal year ended September 30, 2005:

Security	Conversion/ Exercise Price	Adjusted Conversion/ Exercise Price	Interest Expense
Redeemable convertible Series B Preferred Stock	$2.50	$2.35	$126,059
Warrants to purchase Common Stock	$3.32	$3.06	$42,920
Total			$168,979

As a result of the August 2005 financing transaction (as described in Note O), in accordance with the anti-dilution provisions of the Company’s Series B Convertible Preferred Stock, the Company was required to adjust the conversion price of the remaining 425 shares of Series B Preferred Stock outstanding at that time. These shares of Series B Preferred Stock have a liquidation preference of $5,000 per share and are convertible into a number of shares of Common Stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which, as a result of the December 2004 Financing Transaction, had been adjusted from $2.50 per share to $2.35 per share and as a result of the August 2005 Financing transaction had been adjusted from $2.35 per share to $2.21 per share. At the time of the August 2005 financing transaction, 425 shares of the Series B Preferred Stock remained un-converted into shares of Common Stock. As of the August 2005 financing transaction, the liquidation preference of the remaining 425 shares of Series B Preferred Stock was $2,125,000, and these are convertible into 961,538 shares of Common Stock, after adjustment. The result of the August 2005 financing transaction was an additional adjustment of $144,231, which was recorded as interest expense for the fiscal year ended September 30, 2005.

In addition, in accordance with the anti-dilution provisions of the Series B warrants issued in connection with the sale of the Series B Preferred Stock (the “Series B Warrants”), the Company was also required to adjust the exercise price of the Series B Warrants. The Series B Warrants are exercisable for up to 1,228,000 shares of Common Stock, are exercisable for a five-year term and had an initial exercise price of $3.32 per share. As a result of the December 2004 financing transaction, the exercise price on these warrants was adjusted to $3.06 per share (See Note O). As discussed above, as a result of the August 2005 financing transaction, the exercise price on these warrants was adjusted to $2.93 per share (See Note O). In addition, as a result of the August 2005 financing transaction The Company re-valued these warrants using the Black-Scholes option pricing model with the following assumptions: an expected life of four years, expected volatility of 52.98%, no dividends, and risk-free interest rate of 4.0%, resulting in an additional adjustment of $21,825, which was recorded as interest expense for the fiscal year ended September 30, 2005.

As a result of the August 2005 financing transaction, the Company recorded the following non-cash charges as interest expense in its Statement of Operations during the fiscal year ended September 30, 2005, which is included in its results of operations for the fiscal year ended September 30, 2005:

Security	Conversion/ Exercise Price	Adjusted Conversion/ Exercise Price	Interest Expense
Redeemable convertible Series B Preferred Stock	$2.35	$2.21	$144,231
Warrants to purchase Common Stock	$3.06	$2.93	$21,825
Total			$166,056

Ardour Capital Investments, LLC (“Ardour”), acted as the Company’s financial advisor in connection with the August 2005 financing transaction. The Company agreed to pay Ardour a fee equal to 6% of the gross proceeds received by the Company in connection with the financing. Based on the amount of the financing, this fee was approximately $350,000, which was paid from gross proceeds received by the Company. In addition, the Company, as part of Ardour’s fee, issued warrants, with an exercise price of $1.84 per share, to purchase 93,523 shares of Common Stock. These warrants are immediately exercisable and have a five year term. The Company valued these warrants at $43,122, using the Black-Scholes option pricing model, with the following assumptions: an expected life of five years, expected volatility of 52.98%, no dividends, and risk-free interest rate of 4%.

K. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,
	2005	2004
Capital lease obligations	$311,178	$495,355
Less: Current portion	(167,588)	(184,177)
	$143,590	$311,178

At September 30, 2005, maturities of these obligations are as follows:

Fiscal Year	Principal	Interest	Total
2006	$153,604	$13,984	$167,588
2007	139,079	4,511	143,590
	$292,683	$18,495	$311,178

On September 29, 2005, the Company re-financed the amount currently outstanding under its capital lease facility to extend over the next twenty-four months.

L. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities under various operating leases that expire through October 2011.

Future minimum annual rentals under lease agreements at September 30, 2005 are as follows:

Fiscal Year
2006	$1,317,872
2007	$1,337,019
2008	$1,288,074
2009	$1,250,992
2010	$495,796
Thereafter	$227,726
Total	$5,917,479

Total rental expense including operating expenses and real estate taxes for operating leases amounted to $1,654,443, $1,562,307 and $2,458,841 for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

Certain of the facility leases contain escalation clauses, and rental expense has been recognized on a straight-line basis over the remaining lease term. At September 30, 2005 and 2004, deferred rent expense amounted to $185,381 and $101,936, respectively.

Letters of Credit

The Company utilizes a standby letter of credit to satisfy a security deposit requirement and in some instances to satisfy warranty commitments. Outstanding standby letters of credit as of September 30, 2005 and 2004, were $34,000 and $961,900, respectively, and are broken down as indicated below:

		September 30,
	Expiration Date	2005	2004
Security Deposits	expiring on July 15, 2006	$34,000	$34,000
Warranty Commitments	expired on February 15, 2005	—	927,900
Total Letters of Credit at period end		$34,000	$961,900

The Company is required to pledge cash as collateral on these outstanding letters of credit. As September 30, 2005 and 2004, the cash pledged as collateral for these letters of credit was $34,000 and $961,900, respectively, and is included in restricted cash and cash equivalents on the balance sheet.

Purchase Commitments

In the ordinary course of business the Company enters into agreements with vendors for the purchase of goods and services through the issuance of purchase orders. In general the majority of these purchase do not represent commitments of the Company until the goods or services are received. In the third quarter of fiscal 2003 the company provided for approximately $900,000 related to outstanding purchase commitments that were related to its Shaker and UPS product lines (see Note F - Inventory). At September 30, 2005 and 2004 the balance outstanding on these purchase commitments was $357,344 and $390,330, respectively. These amounts are included in other accrued expenses in the Company’s consolidated balance sheet.

Royalty Agreements

In connection with the purchase of certain intellectual property, equipment and other assets from Sipex Corporation on September 27, 2002, Sipex will receive royalty payments between $250,000 and $650,000 from cash receipts from new sales of Sipex products by the Company through September 30, 2005.

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. As of September 30, 2005 and 2004, the Company’s potential obligation to these employees was approximately $500,000 and $614,000, respectively. During fiscal 2005 the Company severed the employment of an employee that had an employment agreement that provided for severance. The Company recorded a charge to operations of approximately $100,000 related to this severance agreement as selling, general and administrative expense in its results of operations for the fiscal year ended September 30, 2005.

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

In the third and fourth quarters of fiscal 2004 and through December 23, 2004, the Company encountered unanticipated problems related to performance requirements. At the end of the third quarter of 2004 the Company had completed the technical design and was working on integration and testing. At that time, the Company estimated that it would incur costs of approximately $3.0 million to complete the project. Accordingly, the Company has recorded additional charges in the third and fourth fiscal quarters of 2004 totaling $0.9 million. During fiscal 2005, there were no changes to the Company’s estimate and upon completion of the contract $0.1 million was recorded as an additional charge. All contract elements were delivered to the customer. During the fourth quarter of fiscal 2005 the Company recognized approximately $1.5 million in revenue related to this contract. In addition, due to the loss related to this contract, the Company recorded approximately $0.1 million in costs during fiscal 2005.

Litigation

From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business. The Company is not aware of any current or pending litigation in which the Company is or may be a party that it believes could materially adversely affect the results of operations or financial condition or net cash flows.

M. EMPLOYEE BENEFIT PLAN

The Company offers a 401(k) Employee Benefit Plan (the “Plan”). Under the Plan, any regular employee of the Company or its wholly owned US subsidiaries, as defined by the Plan, who has attained the age of 21 years is eligible to participate. The Plan allows an employee to defer up to 100% of his or her compensation, as limited under IRC Section 402(g), through contributions to the Plan. The Company matches 100% in the Company’s Common Stock up to the first 6% of an employee’s pay that he or she contributes to the Plan. Participants are vested immediately in the matches of the Company Common Stock. The match contribution will be determined and accrued in dollars and converted to shares of the Company’s Common Stock using the share price of the last business day of each calendar quarter. The stock will be issued as soon as practical in the following period. The table below details out the Company’s matching contributions made under the Plan, the number of shares of the Company’s Common Stock issued under the Plan and the value of the Common Stock issued by the Company as matching contributions to the Plan for the fiscal years ended September 30, 2005, 2004 and 2003, as follows:

Fiscal Year ended September 30,	Matching Contribution $’s	Shares of Common Stock Issued	Value of Common Stock Issued $’s
2003	$541,634	802,095	$749,572
2004	$659,134	213,019	$531,494
2005	$578,113	335,928	$585,996

The value of the Common Stock issued as matching contributions is based on the closing price of the Company’s Common Stock on the Nasdaq National Market for the last day of the calendar quarter in which the contributions are made.

N. INCOME TAXES

The provision for income taxes consists of the following:

	Fiscal Years Ended September 30,
	2005	2004	2003
Current payable:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
Deferred tax expense/(benefit):
Federal	$(2,941,084)	$(795,401)	$(7,649,821)
Foreign	0	—	—
State	(945,639)	(29,060)	(114,108)
Change in valuation allowance	3,886,723	824,461	7,763,929
	—	—	—
	—	—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 2005 and 2004, the components of the net deferred tax assets/(liabilities) are as follows:

	2005	2004
Federal net operating loss	$30,841,903	$27,282,201
State net operating loss, net of federal benefit	4,189,518	3,627,768
Credits	1,055,831	929,615
Depreciation	965,965	453,723
Warrants to purchase common stock	218,955	218,955
Other	3,470,423	4,343,611
Valuation allowance	(40,742,595)	(36,855,873)
Net deferred income taxes	—	—

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

Of the changes in the valuation allowance described above for the years ended September 30, 2005 approximately $0.1 million relates to tax return deductions attributable to the exercise of non-qualifying stock options and disqualifying dispositions of incentive stock options, and are not benefited through income.

The provision for income taxes differs from the federal statutory rate due to the following:

	Fiscal Years Ended September 30,
	2005	2004	2003
Tax at statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(6.1)%	(0.1)	(0.2)%
Non-cash interest expense	1.7%	21.3	5.2%
Other	(0.6)%	1.4	(0.7)%
Foreign rate differential	1.1%	3.8	5.0%
Change in valuation allowance	37.9%	7.6	24.7%
Effective tax rate	—%	—%	—%

At September 30, 2005, the Company had net operating loss carry-forwards of approximately $91,000,000 and $56,000,000 for federal and state income tax purposes, respectively. The federal net operating losses expire beginning September 30, 2007 through 2025. The state net operating losses began expiring September 30, 2006 and will expire through 2015. The use of these losses may be limited due to ownership change limitations under Section 382 of the Internal Revenue Code.

O. STOCKHOLDERS’ EQUITY

As of September 30, 2005, the Company has reserved 10,819,962 shares of Common Stock for issuance upon exercise of stock options and warrants, 2,175,811 shares for future issuances under its stock plans and 946,909 shares for future issuances as matching contributions under its 401(k) plan. The Company has also reserved 961,538 shares of Common Stock for issuance upon conversion of the outstanding Series B Preferred Stock, which can be converted at any time. As of September 30, 2005, holders of warrants and options to purchase an aggregate of 8,639,351 shares of the Company’s Common Stock may exercise.

Investment from Mechanical Technology Incorporated

On October 21, 1999, the Company received a $7,070,000 investment from Mechanical Technology Incorporated (“MTI”). In consideration for MTI’s investment, MTI received 1,030,000 shares of the Company’s Common Stock at a discounted price of approximately $6.80 per share, and warrants to purchase an additional 100,000 shares of the Company’s Common Stock at an exercise price of $8.80 per share and an expiration date four years from the date of issuance. MTI funded $2,570,000 of its investment in the Company on October 21, 1999 and received 370,800 of the 1,030,000 shares of the Company’s Common Stock and a warrant to purchase 36,000 of the 100,000 shares of the Company’s Common Stock. MTI made the remaining investment on January 31, 2000 of $4,500,000 and received the remaining 659,200 shares of the Company’s Common Stock and a warrant to purchase the remaining 64,000 shares of the Company’s Common Stock. The Company incurred approximately $95,000 of legal, accounting, consultation and filing fees in connection with this transaction. The Company has valued the warrants issued to MTI on October 21, 1999 and January 31, 2000, at $231,912 and $1,273,509, respectively, using the Black-Scholes option-pricing model.

In addition, the Company received a warrant to purchase 108,000 shares of MTI’s common stock on October 21, 1999 and a warrant to purchase 192,000 shares of MTI’s common stock on January 31, 2000 at exercise prices of $12.56 per share, as adjusted to reflect a 3:1 stock split in April 2000, and expiration dates four years from the date of issuance. The Company valued the warrant received on October 21, 1999 and January 31, 2000 at $568,553 and $2,926,885, respectively, using the Black-Scholes option-pricing model, and has recorded the warrants as an asset and additional paid in capital. In accordance with EITF No. 96-11, Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by FASB

Statement No. 115, options that are entered into to purchase securities that will be accounted for under SFAS No. 115 should, at inception, be designated as held-to-maturity, available-for-sale, or trading and accounted for in a manner consistent with the accounting prescribed by SFAS No. 115 for that category of securities. The Company designated that the securities to be purchased under the warrant agreement would be available-for-sale securities and, therefore, the Company marked to market the fair value of the warrants at each reporting period date and recorded any unrealized gains and losses as a component of accumulated other comprehensive loss included in stockholders’ equity. At September 30, 2000, the warrants had an unrealized loss of $1,021,725, which is included in accumulated other comprehensive loss included in stockholders’ equity.

On October 1, 2000, the Company adopted SFAS No. 133, which establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Upon adoption of SFAS No. 133, the Company recorded the $1,024,725 unrealized loss on its investment in warrants to purchase MTI’s common stock in its results of operations as a cumulative effect of a change in accounting principle to reflect the impact of adopting this accounting standard on October 1, 2000. As of September 30, 2003 and 2002, the warrants to purchase MTI’s common stock had a fair value of $7,011 and $1,623, respectively, using the Black-Scholes option-pricing model. During the fiscal years ended September 30, 2003 and 2002, the Company recorded an unrealized gain (loss) in its statement of operations on the warrants to purchase MTI’s common stock of $5,388 and ($373,856), respectively. The Company’s warrants to purchase MTI’s common stock expired unexercised on October 21, 2003 and January 31, 2004.

Stock Options

Under the Company’s 1992, 1994, 1996, 1998, 1999, 2000, 2002 and 2005 Stock Option Plans (collectively, the “Plans”), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase up to 7,250,000 shares of the Company’s Common Stock. At September 30, 2005, 3,678,095 of the 7,250,000 stock options available for grant under the Plans have been granted.

The Plans are subject to the following provisions:

The aggregate fair market value (determined as of the date the option is granted) of the Company’s Common Stock that any employee may purchase in any calendar year pursuant to the exercise of qualified options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of a qualified option to him or her, more than 10% of the total combined voting power of all classes of stock of the Company shall be eligible to receive any qualified options under the Plans unless the option price is at least 110% of the fair market value of the Company’s Common Stock subject to the option, determined on the date of grant. Non-qualified options are not subject to this limitation.

Qualified options are issued only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees of the Company. Options granted under the Plans may not be granted with an exercise price less than 100% of fair value of the Company’s Common Stock, as determined by the Board of Directors on the grant date.

Options under the Plans must be granted within 10 years from the effective date of the Plan. Qualified options granted under the Plans cannot be exercised more than 10 years from the date of grant, except that qualified options issued to 10% or greater stockholders are limited to five-year terms. All options granted under the Plans provide for the payment of the Company’s exercise price in cash, or by delivery to the Company of shares of the Company’s Common Stock already owned by the optionee having fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Generally, the options vest and become exercisable ratably over a four-year period.

The Plans contain antidilutive provisions authorizing appropriate adjustments in certain circumstances. Shares of the Company’s Common Stock subject to options that expire without being exercised or that are canceled as a result of the cessation of employment are available for further grants.

A summary of the status of the Company’s stock options as of September 30, 2005, 2004 and 2003 and changes for the fiscal years then ended are presented below.

	2005		2004		2003
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Outstanding at beginning of year	2,061,294	$6.30	3,068,682	$8.21	3,292,415	$9.08
Granted	2,329,008	1.77	298,000	2.43	590,500	0.70
Exercised	(144,000)	1.08	(118,550)	0.66	(28,750)	0.64
Canceled	(568,207)	4.08	(1,186,838)	10.86	(785,483)	6.49
Outstanding at end of year	3,678,095	$3.98	2,061,294	$6.30	3,068,682	$8.21
Options exercisable at year-end	3,673,595	$3.98	1,564,794	$7.00	2,203,695	$8.19

The following table summarizes information about stock options outstanding as of September 30, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.41-$1.37	708,700	8.85	$1.06	708,700	$1.06
$1.46-$1.76	896,500	9.49	$1.68	896,500	$1.68
$1.78-$2.05	827,233	6.40	$2.01	827,233	$2.01
$2.07-$8.063	683,912	5.27	$5.18	679,412	$5.19
$8.125-$17.563	553,250	4.43	$12.71	553,250	$12.71
$17.75-$17.75	8,500	5.11	$17.75	8,500	$17.75
	3,678,095	7.12	$3.98	3,673,595	$3.98

At September 30, 2005, an additional 2,175,811 shares were available under the Plans for future grants.

During 2000, the Company granted 216,000 non-qualified stock options to employees at an exercise price of $17.56 per share outside of the Board approved Plans. As of September 30, 2005 and 2004, there were 21,000 and 41,000 options outstanding, respectively, which are included in the above table. As of September 30, 2005 and 2004, an additional 195,000 and 175,000 shares, respectively, included above were available outside of the Board approved Plans for future grants.

On April 19, 2004, the Company completed the first phase of its stock option exchange offer. A total of 781,158 options with an average exercise price of approximately $12.30 were tendered by employees and directors and then cancelled by the Company in exchange for the future issuance of options. New options were to be issued in the final phase of the exchange offer on or after October 20, 2004 at the then current market price to employees and directors who were employed by the Company or served as directors of the Company from the acceptance date through the date that the new options were granted. The Company was obligated to issue 684,008 options associated with the exchange, subject to certain conditions. Executive officers of the Company elected not to participate in the program. Ultimately, in October 2004, the Company issued 656,008 options with an exercise price of $2.05 per share. The table above summarizing the stock option activity for the years ended September 30, 2005 and 2004 reflects the effect of the stock option exchange offer.

On April 8, 2005, the Board of Directors of the Company voted to accelerate the vesting of all outstanding and unvested options held by directors, officers and employees under the Company’s stock option plans. As a result of the acceleration, options to acquire 633,333 shares of the Company’s Common Stock, which otherwise would have vested from time to time over the next 48 months, became immediately exercisable. Included in the options to acquire 633,333 shares of the Company’s Common Stock were (i) options to purchase 591,583 shares with exercise prices greater than the Company’s closing stock price on April 8, 2005 ($1.59) (the “underwater options”) and (ii) options to purchase 41,750 shares with exercise prices below the closing stock price of the Common Stock on April 8, 2005 (the “in-the-money options”). The underwater options have a weighted average exercise price of $2.23 per share. The in-the-money options have a weighted average exercise price of $1.04 per share. Under the accounting guidance of APB 25, the accelerated vesting relating to the in-the-money options resulted in a charge for stock-based compensation of approximately $34,330, which was recognized by the Company in the third fiscal quarter. The Company had calculated this charge using the Black-Scholes option pricing model, taking into account the remaining unvested shares, each unvested share’s exercise price as compared to the price on the day the vesting of the options was accelerated. The table above summarizing the stock option activity for the year ended September 30, 2005 reflects the effect of the April 8, 2005 unvested option acceleration.

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

Warrants

On August 25, 1999, in connection with the $8 million private placement of 8,000 shares of the Company’s 1999 Series A Convertible Preferred Stock, $0.01 par value per share, with Brown Simpson Strategic Growth Funds, the Company issued warrants to purchase up to 120,000 and 675,000 shares of the Company’s Common Stock at an exercise price of $7.80 and $8.54, respectively. These warrants expired on August 25, 2003. The Company had valued these warrants at $2,369,292, using the Black-Scholes option-pricing model. At September 30, 2000, 18,000 shares of the Company’s Common Stock had been purchased at an exercise price of $7.80 per share. On May 25, 2001, the Company issued 675,000 shares of its Common Stock in connection with the exercise of the warrant to purchase 675,000 shares of the Company’s Common Stock at an exercise price of $8.54 per share. The aggregate gross proceeds to the Company as a result of the warrant exercised were $5,764,500. H.C. Wainwright & Co., Inc. (“HSW”) received a commission of $230,580 upon the exercise of these warrants. In connection with the warrant exercise, the Company issued a new warrant to purchase 438,750 shares of the Company’s Common Stock at an exercise price of $16.70 per share. The new warrant had a term of three years. The Company had valued this new warrant at $4,942,508 using the Black-Scholes option-pricing model and designated the warrant as an equity instrument in accordance with EITF 00-19. On May 25, 2004, this warrant expired unexercised. On June 1, 2001, the Company issued 102,000 shares of its Common Stock in connection with the exercise of a warrant to purchase the Company’s Common Stock at an exercise price of $7.80 per share. The aggregate gross proceeds to the Company as a result of the warrant exercise were $795,600. In connection with the warrant exercise, the Company issued a new warrant to purchase 66,300 shares of the Company’s Common Stock at an exercise price of $16.70 per share. The new warrant had a term of three years. The Company valued this new warrant at $707,036 using the Black-Scholes option-pricing model and designated the warrant as an equity instrument in accordance with EITF 00-19. On June 1, 2004, this warrant expired unexercised.

On August 23, 2002, in connection with the Investment Banking Agreement with J.P. Turner & Company, LLC, the Company issued a warrant to purchase up to 250,000 shares of the Company’s Common Stock at an exercise price of $1.75 per share which vested in four equal installments. This warrant was to expire on August 23, 2005. The Company had valued this warrant at $299,925 using the Black-Scholes option-pricing model and designated the warrant as an equity instrument in accordance with EITF 00-19. During fiscal year 2004, this warrant was exercised for 250,000 shares of the Company’s Common Stock.

On December 19, 2002, the Company issued to Silicon Valley Bank, in connection with entering into a forbearance agreement with Silicon Valley Bank, a warrant exercisable for 15,763 shares of the Company’s Common Stock, at an exercise price of $1.586 per share. The warrant expires on December 18, 2007. The Company has valued this warrant at $20,100 using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. At September 30, 2005, none of this warrant was exercised.

HSW served as placement agent for the February 2003 Series A financing transaction and on February 18, 2003 received as part of its commission warrants to purchase an aggregate of 163,145 shares of Common Stock at an exercise price of $0.01 per share. These warrants were immediately exercisable and expire on February 18, 2008. In connection with the closing of the transactions contemplated by the note and warrant purchase agreement, HCW received additional warrants from the Company to purchase an aggregate of 42,920 shares of Common Stock at an exercise price of $0.01. These warrants are exercisable from the closing of the transactions contemplated by the note and warrant purchase agreement and expire on February 18, 2008. In addition, HCW agreed to receive warrants to purchase an aggregate of 100,148 shares of Common Stock at an exercise price of $0.01 per share in lieu of the cash placement fee in connection with the closing of the transactions contemplated by the Note and Warrant Purchase Agreement. These warrants were issued on February 18, 2003 and were exercisable from the closing of the transactions contemplated by the note and warrant purchase agreement and will expire on February 18, 2008. The Company had valued these warrants at $267,147, using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. See Note J.

As of September 30, 2005, the table below details the balance of the warrants issued to HCW by the Company:

Date of Issuance	Warrant to Purchase Shares of Common Stock	Exercise Price $	Shares of Common Stock issued	Remaining Shares of Common Stock	Date of Warrant Expiration
February 18, 2003	163,145	$0.01	132,555	30,590	February 18, 2008
February 18, 2003	42,920	$0.01	38,321	4,599	February 18, 2008
February 18, 2003	100,148	$0.01	80,284	19,864	February 18, 2008

On April 4, 2003, the Company issued to Silicon Valley Bank, in connection with the Amended and Restated Accounts Receivable Financing Agreement with Silicon Valley Bank, a warrant exercisable for 210,000 shares of the Company’s Common Stock, at an exercise price of $1.05 per share. The warrant was due to expire on April 3, 2010. The Company valued this warrant at $170,466 using the Black-Scholes option-pricing model and designated the warrant as an equity instrument in accordance with EITF 00-19. As of September 30, 2004, all of this warrant was exercised for 210,000 shares of the Company’s Common Stock.

On July 22, 2003, the Company issued to Fuel Cell Energy Inc., in connection with a materials financing arrangement, a warrant to purchase up to 250,000 shares of the Company’s Common Stock, at an exercise price of $0.72. The warrant was due to expire on July 21, 2006. The Company had valued this warrant at $95,541 using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. The Company had recorded the fair value of this warrant as a reduction to revenue in the period this warrant was issued. As of September 30, 2005, all of this warrant was exercised for 250,000 shares of the Company’s Common Stock.

On September 5, 2003, the Company issued to 9 accredited investors, in connection with the sale of secured convertible subordinated debentures, warrants to purchase up to 305,000 shares of the Company’s Common Stock, at an initial exercise price of $1.50 per share. These warrants expire on September 6, 2008. The Company valued these warrants at $238,136, using the Black-Scholes option-pricing model and designated the warrants as equity instruments in accordance with EITF 00-19. See Note J. In the event the Company failed to achieve EBITDA of at least $0.00 and a minimum of $13,500,000 in revenue in accordance with generally accepted accounting principles for the fourth quarter of fiscal year 2003, commencing on the date that the Company filed its annual report on Form 10-K for the fiscal year ending September 30, 2003, the exercise price would have been reduced to $1.00. As a result, the Company accounted for these warrants using variable accounting until the contingency was resolved or the contingency provision expires. Because the Company did not achieve the financial conditions for its fourth quarter of fiscal year 2003, the exercise price of these warrants was reduced from $1.50 per share down to $1.00 per share. Accordingly, the Company considered this fact in determining the fair value at September 30, 2003. As of September 30, 2003, the fair value of these warrants was $555,100 and the Company recorded an unrealized loss of $316,964 during the fiscal year ended September 30, 2003. During the first quarter of fiscal 2004, these warrants were exercised for 305,000 shares of the Company’s Common Stock.

In October 2003, the holders of the convertible subordinated debentures converted $762,500 into 610,000 shares of the Company’s Common Stock. As a result of this conversion, the Company recorded the remaining unamortized balance of the prepaid first year interest, or $81,155, in October 2003. Also in October 2003, an additional investment of $70,000 was made by issuing $70,000 of convertible subordinated debentures. The Company also issued 8,298 shares of Common Stock as payment of the first year interest, valued based on the average of the closing bid and ask price of the Common Stock on the Nasdaq National Market for the five trading days preceding February 18, 2003. These secured convertible subordinated debentures were subsequently converted at a conversion price per share of $1.25 into 56,000 shares of Common Stock. As a result of this conversion, the Company recorded all of the interest on these debentures in October 2003. In connection with this transaction, the Company issued warrants to purchase up to 28,000 shares of Common Stock, which were exercised at a price of $1.00 per share, and warrants to purchase up to 28,000 shares of Common Stock, which were exercisable for one business day after the date of their issuance and had an exercise price of $0.01 per share. As of September 30, 2005, these warrants were exercised for 56,000 shares of the Company’s Common Stock.

On October 31, 2003, the Company completed a $7.7 million financing transaction involving the issuance of 1,535 shares of the Company’s Series B Preferred Stock, and warrants to purchase up to 1,228,000 shares of the Company’s common stock, from 25 accredited investors. The warrants had an initial exercise price of $3.32 per share, which represents 110% of the average closing price of Common Stock for the five trading days prior to October 31, 2003. These warrants were immediately exercisable and expire on October 31, 2008. As of September 30, 2005, none of these warrants were exercised. Burnham Hill Partners, LLC, a division of Pali Capital, Inc. (“BHP”), served as placement agent for the transaction. As part of its commission, BHP received a cash placement fee equal to 7% of the gross proceeds received by the Company in connection with the financing. Based on the amount of the financing, this cash placement fee was approximately $540,000 (including reimbursement of out-of-pocket expenses), which was paid from gross proceeds received by the Company. BHP will also receive a cash placement fee of 4% of the aggregate consideration received by the Company in connection with the cash exercise of warrants issued to the investors in the financing, as well as certain warrants issued in the Company’s previous financing (which were exercised prior to October 31, 2003). In addition, BHP, or its assigns, received warrants, with an exercise price of $0.01 per share, to purchase an aggregate of 150,430 shares of Common Stock. These warrants were immediately exercisable and expire on October 1, 2008 . The Company valued these warrants at $435,166, using the Black-Scholes option-pricing model and treated this as a transaction cost. As of September 30, 2005, these warrants were exercised for 145,248 shares of the Company’s Common Stock.

On December 12, 2003, the Company amended its agreement with the Bank. In connection with the Amended Loan, the Company issued to the Bank a warrant to purchase up to 16,164 shares of its common stock, at an exercise price of $2.32 per share. This warrant was immediately exercisable and expires on December 11, 2010.  The Company has valued this warrant at $32,087, using the Black-Scholes option-pricing model and treated this as a deferred financing cost and amortized this value on a straight line basis through December 9, 2004. As of September 30, 2005, none of this warrant has been exercised.

On December 22, 2004, the Company sold 4,848,485 shares of Common Stock under its universal shelf registration statement to a group of investors for proceeds of $7,470,000, net of transaction costs. As part of the December 2004 financing the Company also issued warrants to purchase up to 2,181,818 shares of Common Stock. These warrants have an exercise price of $2.00 per share.  These warrants were immediately exercisable and expire on December 21, 2009.

On March 21, 2005, the Company entered into an agreement with Ardour to serve as the Company’s financial advisor. As part of this agreement the Company issued to Ardour a 3-year warrant to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $2.75 per share. The Company valued these warrants at $20,490, using the Black-Scholes option-pricing model and designated the warrant as an equity instrument in accordance with EITF 00-19. At September 30, 2005, none of these warrants have been exercised.

On June 29, 2005, the New Loan was modified pursuant to a Loan Modification Agreement (the “Modification Agreement”) between the Company and the Bank. The Modification Agreement has an effective date of May 31, 2005. In connection with the Modification Agreement the Company issued to the Bank a 10-year warrant to purchase 151,515 shares of the Company’s Common Stock at an exercise price of $1.386 per share. The Company valued these warrants at $119,427 using the Black-Scholes option pricing and has treated this as a deferred financing cost and is amortizing this value on a straight line basis through the remaining term of the New Loan. At September 30, 2005 none of these warrants have been exercised.

On August 15, 2005, the Company sold 4,676,151 shares of Common Stock to accredited investors for proceeds of approximately $5.4 million, net of transaction costs. As part of this financing the Company also issued warrants to purchase up to 1,169,038 shares of Common Stock. These warrants have an exercise price of $1.99 per share, were immediately exercisable and expire on August 12, 2010. In addition, the Company agreed to pay Ardour a fee of 6% of the net proceeds from the August 2005 financing, approximately $347,000 and warrants equal to 2% of the Common Stock issued in the August 2005 financing. The Company issued to Ardour a warrant to purchase 93,523 shares of Common Stock at an exercise price of $1.84. These warrants were immediately exercisable and have an expiration date of August 14, 2010. As of September 30, 2005 none of these warrants were exercised.

A summary of the Company’s warrants currently outstanding as of September 30, 2005 by issuance date is summarized below:

Date of Warrant Issuance	Holder of Warrant	Original Warrant to Purchase Shares of Common Stock	Exercise Price $	Shares of Common Stock issued	Remaining Shares of Common Stock underlying the warrant	Term (Years)
December 19, 2002	Silicon Valley Bank	15,763	$1.59		15,763	5
February 18, 2003	H.C. Wainwright	163,145	$0.01	132,555	30,590	5
February 18, 2003	H.C. Wainwright	42,920	$0.01	38,321	4,599	5
February 18, 2003	H.C. Wainwright	100,148	$0.01	80,284	19,864	5
October 31, 2003	Series B Preferred Investors	1,228,000	$2.93		1,228,000	5
October 31, 2003	Burnham Hill Partners, LLC	150,430	$0.01	145,248	5,182	5
December 12, 2004	Silicon Valley Bank	16,164	$2.32		16,164	5
December 23, 2004	December 2004 Financing Investors	2,181,818	$2.00		2,181,818	5
March 21, 2005	Ardour Capital Investment, LLC	50,000	$2.75		50,000	3
May 31, 2005	Silicon Valley Bank	151,515	$1.39		151,515	10
August 11, 2005	August 2005 Financing Investors	1,169,038	$1.99		1,169,038	5
August 11, 2005	Ardour Capital Investment, LLC	93,523	$1.84		93,523	5
Total Warrants outstanding and exercisable as of September 30, 2005					4,966,056

A summary of the status of the Company’s warrants as of September 30, 2005, 2004 and 2003 and the changes for the fiscal years then ended are presented below. The actual Common Stock issued on warrants exercises in fiscal 2004 and 2003, is less than the table presented below due to cashless exercises. The actual Common Stock issued under warrant exercises for fiscal 2004 and 2003, was 2,483,889, and 1,781,152, respectively and the Company received proceeds of $1,857,955 and $7,769, respectively. There were no warrant exercises during fiscal 2005. The table below reflects the change in warrant price due to the anti-dilutive provisions of the Series B Warrants.

	2005		2004		2003
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Outstanding at beginning of year	1,320,162	$2.77	3,084,085	$4.03	1,037,001	$9.55
Granted	3,645,894	1.98	1,450,594	2.47	3,929,976	0.71
Exercised	—	—	(2,609,467)	1.24	(1,882,892)	0.14
Canceled	—	—	(605,050)	15.24	—	—
Outstanding at end of year	4,966,056	$2.19	1,320,162	$2.77	3,084,085	$4.03

Consulting Arrangement with Aurelius Consulting Group, Inc.

Pursuant to a marketing agreement, dated September 2, 2003, with Aurelius Consulting Group, Inc., as part of the compensation for the services to be provided by Aurelius under the agreement, which had an initial term of 12 months, the Company agreed to issue to Aurelius 45,000 shares of Common Stock per quarter, payable at the midpoint of each quarter, subject to renegotiation after the first six months.  As of September 30, 2004, the agreement was renegotiated and the Company issued 90,000 shares of common stock to Aurelius. The Company has expensed approximately $192,000 during fiscal year 2004.

P. PREFERRED STOCK

The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value per share. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. See Note J for a discussion of redeemable convertible Series A Preferred Stock issued in February 2003 and Series B Preferred Stock issued in October 2003.

Q. SIGNIFICANT CUSTOMERS

During fiscal years ended September 30, 2005, 2004 and 2003, there was one significant customer, defined as those customers that account for 10% or more of total net revenue in a fiscal year or 10% or more of accounts receivable and unbilled contract costs and fees at the end of a fiscal year. At September 30, 2005, approximately 15% of the Company’s gross receivables were due from one customer. As of December 15, 2005 the customer had made payments related to these outstanding amounts of approximately $524,000. At December 15, 2005, approximately $550,000 of the balance due at September 30, 2005 remained outstanding.

In addition, management estimates that approximately 40%, 50% and 50% of the revenue during fiscal years 2005, 2004 and 2003, respectively, was derived from government contracts and subcontracts with the U.S. government’s prime contractors.

R. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-Cash Investing and Financing Activities

	Fiscal Years ended September 30,
	2005	2004	2003
Accretion of redeemable convertible preferred stock discount	$—	$6,083,214	$2,460,465
Accretion of convertible subordinated debentures discount	$—	$185,554	$438,865
Common stock issued in lieu of 1st year dividend on redeemable convertible Series A Preferred Stock	—	—	$325,589
Common stock issued in lieu of 1st year interest on the convertible subordinated debentures	—	—	$79,181
Common Stock issued in lieu of interest on redeemable convertible Series B Preferred Stock	127,500	230,215	—
Valuation adjustment for redeemable convertible Series B Preferred Stock as a result of the December 2004 and August 2005 financing transactions	270,290	—	—
Valuation adjustment for Series B Warrants as a result of the December 2004 and August 2005 financing transactions	64,745	—	—
Valuation adjustment for warrants to purchase Common Stock	$(7,036)	$(90,454)	$81,501
Valuation adjustment for Series B Warrants	—	—	$(1,878,930)
Write-down of investment in Beacon Power Corporation common stock	—	—	$(541,885)

Interest and Income Taxes Paid

Cash paid for interest and income taxes was as follows:

	Fiscal Years ended September 30,
	2005	2004	2003
Interest	$97,717	$175,663	$386,652
Income taxes	—	—	—

S. ACQUISITIONS

Sipex Corporation

On September 27, 2002, the Company purchased certain intellectual property, equipment and other assets from Sipex Corporation. These assets were used by Sipex in connection with its thin film and hybrid assembly business. In consideration for these foregoing asset, Sipex was entitled to receive royalty payments up to $183,500 based on cash receipts from existing backlog and between $400,000 and $1,050,000 from cash receipts from new business of Sipex products by the Company for the subsequent three years. The purchase price was determined based on the sum of (1) the present value of the minimum payments required under the purchase and sale agreement of $309,608 and (2) the royalty payments related to the backlog as of September 27, 2002 of $107,139. The Company has recorded these amounts as a liability and will accrete them by charging interest expense until paid. The Company will charge, to the extent of the liability established for that year, contingent payments against the liability. Payments in excess of that year’s liability will be charged as a royalty expense in the statement of operations. The purchase price of the asset purchase has been allocated as follows:

Inventory	$330,708
Property and equipment	86,039
$416,747

The pro forma financial information has not been presented, as this transaction is the purchase of assets rather than a business combination.

The following is a rollforward of the minimum payment required under the purchase and sale agreement:

	September 30,
	2005	2004
Beginning balance	$149,363	$206,089
Accretion for the fiscal year ended September 30, 2005	13,043	30,868
Royalty payments made during the fiscal year ended September 30, 2005	(118,422)	(87,594)
	$43,984	$149,363

In addition, during the fiscal years ended September 30, 2005 and 2004, the Company recorded $0 and $12,518, respectively, of royalty expense in connection with this agreement.

T. LOSS PER SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Fiscal Years Ended September 30,
	2005	2004	2003
Net loss	$(10,246,107)	$(10,958,470)	$(31,481,162)
Basic and diluted:
Common shares outstanding, beginning of period	28,226,010	21,023,200	16,741,646
Weighted average common shares issued during the period	4,673,622	5,811,270	1,515,866
Weighted average shares outstanding— basic and diluted	32,899,632	26,834,470	18,257,512
Net loss per weighted average share, basic and diluted	($0.31)	($0.41)	($1.72)

As of the fiscal years ended September 30, 2005, 2004 and 2003, shares of Common Stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive. In addition, shares of Common Stock issuable upon the conversion of redeemable convertible Preferred Stock were excluded from the diluted weighted average common shares outstanding as their effect would also have been dilutive.  The table below summarizes the option and warrants and convertible Preferred Stock that were excluded from the calculation above due to their effect being antidilutive:

	September 30,
	2005	2004	2003
Common Stock issuable upon the exercise of:
Options .	3,678,095	2,061,294	3,068,682
Warrants	4,966,056	1,320,162	3,084,085
Total Options and Warrants excluded	8,644,151	3,381,456	6,152,767
Common Stock issuable upon the conversion of redeemable convertible Series A Preferred Stock	—	—	1,327,000
Common Stock issuable upon the conversion of convertible subordinated debentures	—	—	610,000
Common Stock issuable upon the conversion of redeemable convertible Series B Preferred Stock	961,538	850,000	—

On April 19, 2004, the Company completed the first phase of its stock option exchange offer. A total of 781,158 options with an average exercise price of approximately $12.30 were tendered by employees and directors and then cancelled by the Company in exchange for the future issuance of options. New options were to be issued in the final phase of the exchange offer on or after October 20, 2004 at the then current market price to employees and directors who were employed by the Company or served as directors of the Company from the acceptance date through the date that the new options were granted. The Company was obligated to issue 684,008 options associated with the exchange, subject to certain conditions. Executive officers of the Company elected not to participate in the program. Ultimately, in October 2004, the Company issued 658,508 options with an exercise price of $2.08 per share. (See Note O. Stockholders Equity)

U. SEGMENT DISCLOSURES

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

The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations, including amortization of intangibles. Common costs not directly attributable to a particular segment are included in the Applied Technology segment. These costs include corporate costs such as executive officer compensation, facility costs, legal, audit and tax and other professional fees and totaled 2,862,849, $2,445,507 and $4,574,291 for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

The following is a summary of the Company’s operations by operating segment:

	Fiscal Years ended September 30,
	2005	2004	2003
Applied Technology:
Funded research and development and other revenue	$6,063,508	$7,186,714	$5,281,607
Loss from operations, including amortization of intangibles of $321,684, $321,685 and $325,919 for the fiscal years ended September 30, 2005, 2004 and 2003, respectively	$(4,522,385)	$(3,431,694)	$(6,457,938)
Power Systems:
Product revenue	$20,359,499	$17,425,084	$12,454,790
Loss from operations, including amortization of intangibles of $0, $0 and $53,793 for the fiscal years ended September 30, 2005, 2004 and 2003, respectively, write-off of impaired assets of $1,190,436 for the fiscal year ended September 30, 2005 and $6,451,082 for the fiscal year ended September 30, 2003 and gain on sale of assets held for sale of $317,802 for the fiscal year ended September 30, 2005	$(4,665,588)	$(759,411)	$(19,078,534)
Electronics:
Product revenue	$9,532,105	$9,546,025	$9,193,806
Income (loss) from operations, including amortization of intangibles of $125,000, for each of the fiscal years ended September 30, 2005, 2004 and 2003	$(279,075)	$181,410	$(602,096)
Consolidated:
Product revenue	$29,891,604	$26,971,109	$21,648,596
Funded research and development and other revenue	$6,063,508	$7,186,714	5,281,607
Total revenue	$35,955,112	$34,157,823	$26,930,203
Operating loss	$(9,467,048)	$(4,009,695)	$(26,138,568)
Net unrealized gain (loss) on warrants to purchase common stock	(7,036)	(90,454)	81,501
Unrealized loss on series B warrants	—	35,442	(1,878,930)
Write-down of investment in Beacon Power Corporation common stock	—	—	(541,885)
Realized gain from sale of Beacon Power Corporation common stock	—	—	898,637
Other (loss) income	(116,622)	(1,629)	70,703
Interest income	41,909	12,456	5,375
Interest expense	(697,310)	(6,904,590)	(3,977,995)
Net loss	$(10,246,107)	$(10,958,470)	$(31,481,162)

Common assets not directly attributable to a particular segment are included in the Applied Technology segment. These assets include cash and cash equivalents, prepaid and other corporate assets which amounted to $7,177,184 and $2,924,667 at September 30, 2005 and 2004, respectively. The following is a summary of the Company’s assets by operating segment:

	September 30,
	2005	2004
Applied Technology:
Segment assets	$10,873,609	$7,477,961
Power Systems:
Segment assets	10,917,750	11,284,272
Electronics:
Segment assets	5,940,345	6,816,668
Consolidated:
Segment assets	$27,731,704	$25,578,901
Warrants to purchase common stock	—	7,036
Total assets	$27,731,704	$25,585,937

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Fiscal Years ended September 30,
	2005	2004	2003
Revenue by geographic region based on location of customer:
United States	$32,570,592	$30,424,627	$23,605,738
Rest of World	3,384,520	3,733,196	3,324,465
Total Revenue	$35,955,112	$34,157,823	$26,930,203

	September 30,
	2005	2004
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:
United States	$6,168,998	$8,941,166
Rest of world	65,228	67,600
Total long-lived assets (including goodwill and intangible assets)	$6,234,226	$9,008,766

V. RESTRUCTURING COSTS

During April 2002, the Company commenced a restructuring plan designed to streamline its production base, improve efficiency and enhance its competitiveness and recorded a restructuring charge of $1.5 million. The restructuring charge included approximately $655,000 for severance costs associated with the reduction of approximately 60 employees. As of September 30, 2004, all 60 employees had been terminated and $565,647 of the severance had been paid. The balance of the restructuring charge relates to the closing of the Anaheim, CA facility. These costs include approximately $270,000 of cash charges primarily related to rent, real estate taxes and operating costs to be paid from October 1, 2002 through June 30, 2003, the remainder of the lease, and an estimated $350,000 of other cash charges for restoration and clean-up. As of September 30, 2004, the Company had paid $270,000 of charges primarily related to rent, real estate taxes and operating. As of September 30, 2004, $43,680 had been paid against the $350,000 of other cash charges for restoration and clean-up. In addition, approximately $225,000 of the restructuring charge related to non-cash charges on assets to be disposed of. As of September 30, 2004, $125,061 net book value of assets have been identified and written off against this amount. As of September 30, 2004, the Company had $495,612 accrued related to a restructuring cost. On January 27, 2005, the Company reached a settlement with the landlord of the Anaheim facility in the amount of $240,000 as final settlement for all claims. In addition, the Company has determined that all remaining restructuring liabilities accrued are no longer warranted and that all matters related to the restructuring charge have been settled, therefore the Company has adjusted all remaining balances related to severance costs, facilities cost and equipment costs remaining, resulting in a reduction of accrued restructuring charges of $255,612 and reflected in the Company’s statement of operations for the fiscal year ended September 30, 2005. The Company paid the remaining balance of $240,000 during the quarter ended April 2, 2005.

The following is a status of the Company’s accrued restructuring costs and the changes for the periods then ended:

	Balance September 30, 2003	Amounts Paid or Assets Disposed Of	Balance September 30, 2004	Amounts Paid or Assets Disposed Of	Adjustments	Balance September 30, 2005
Severance costs	$89,353	$—	$89,353	$—	($89,353)	$—
Facility costs	306,320	—	306,320	(240,000)	(66,320)	—
Equipment costs	99,939	—	99,939	—	(99,939)	—
Accrued restructuring costs	$495,612	$—	$495,612	$(240,000)	($255,612)	$—

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

The following is a summary of the Company’s accrued warranty activity for the following periods:

	September 30,
	2005	2004
Balance at beginning of year	$642,119	$765,336
Provision	455,950	35,127
Usage	(417,600)	(158,881)
Other	—	537
Balance at end of year	$680,469	$642,119

X. SUBSEQUENT EVENTS

On November 21, 2005, the Company entered into a Second Loan Modification and Security Agreement (the “Second Loan Modification Agreement”) with Silicon Valley Bank (the “Bank”). The Second Loan Modification Agreement modifies the Loan and Security Agreement, dated as of January 31, 2005, between the parties, as previously amended by the Loan Modification Agreement, dated as of May 31, 2005 as amended, (the “Loan Agreement”). Under the Second Loan Modification Agreement, the Bank modified the terms related to the collection of receivables for amounts outstanding under the Loan Agreement, as well as the minimum tangible net worth covenant, as defined, which the Company must maintain in order to continue to borrow from the Bank. The Bank also provided waivers for the Company’s failure to comply with the minimum tangible net worth requirements as of August 6, 2005 and September 30, 2005. In addition, the Second Loan Modification Agreement provides the ability to borrow up to $3,000,000 on a revolver basis paying only interest provided that the Company remains in compliance with all financial covenants, as defined. The Loan Agreement, as amended, will expire on January 30, 2006.

On December 13, 2005, the Company sold its shaker and amplifier product lines, the associated inventory and intellectual property to Qualmark, Inc., for proceeds of approximately $2.3 million. The Company will account for the sale of these assets in its first fiscal quarter of 2006.

REPORT OF INDEPENDENT REGISTERED  PUBLIC ACCOUNTING  FIRM ON
SUPPLEMENTARY SCHEDULE

To the Board of Directors of SatCon Technology Corporation:

We have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of SatCon Technology Corporation and its subsidiaries as of September 30, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, included in this Form 10-K, and have issued our report thereon dated December 15, 2005. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the financial statement schedule index is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule for the fiscal years ended September 30, 2005, 2004 and 2003 has been subjected to auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Grant Thornton LLP

Boston, Massachusetts
December 15, 2005

FINANCIAL STATEMENT SCHEDULE
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions charged to costs and expenses	Additions from Acquisitions	Deductions and Adjustments	Balance at end of period
Fiscal Year Ended September 30, 2003:
Allowance for uncollectible accounts	$898,322	$236,749	—	$(198,041)	$937,030
Deferred tax valuation allowance	$29,092,850	$6,938,562	—	—	$36,031,412
Allowance for excess and obsolete inventory	$3,171,439	$3,170,153	—	$(692,162)	$5,649,430
Reserve for product warranty expense	$834,544	$161,283	—	$(230,490)	$765,337
Accrued restructuring costs	$992,496	—	—	$(496,884)	$495,612
Fiscal Year Ended September 30, 2004:
Allowance for uncollectible accounts	$937,030	—	—	$(88,465)	$848,565
Deferred tax valuation allowance.	$36,031,412	$824,461	—	—	$36,855,873
Allowance for excess and obsolete inventory	$5,649,430	—	—	$(1,153,804)	$4,495,626
Reserve for product warranty expense	$765,337	$35,127	—	$(158,345)	$642,119
Accrued restructuring costs	$495,612	—	—	—	$495,612
Fiscal Year Ended September 30, 2005:
Allowance for uncollectible accounts	$848,565	$144,801	—	$(341,903)	$651,463
Deferred tax valuation allowance.	$36,855,873	$3,886,722	—	—	$40,742,595
Allowance for excess and obsolete inventory	$4,495,626	$369,813	—	$(1,078,382)	$3,787,057
Reserve for product warranty expense	$642,119	$455,950		$(417,600)	$680,469
Accrued restructuring costs	$495,612	$(255,612)	—	$(240,000)	—

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.                CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. While we have identified certain internal control deficiencies, which are discussed below, our evaluation indicated that these deficiencies did not impair the effectiveness of our overall disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Our management and Audit Committee were notified by Grant Thornton LLP (“Grant Thornton”) of four significant deficiencies in our internal control over financial reporting that they observed during the audit of the September 30, 2005 financial statements.

The first significant deficiency relates to a need to formalize policies and procedures (including a comprehensive accounting and financial reporting policies and procedures manual, a policy that requires an annual vacation for all employees and periodic rotation of duties, and policies and procedures relating to information technology).  We had begun to formalize policies in this area prior to receiving Grant Thornton’s observations and will continue with these plans.

The second significant deficiency relates to financial reporting and income tax disclosures.   With respect to financial reporting disclosures, Grant Thornton noted that an early draft of our Form 10-K required corrections as a result of our internal control procedures not being performed on a timely basis.  With respect to income tax disclosures, Grant Thornton noted that we need to enhance the technical knowledge of personnel preparing and reviewing the income tax disclosures or consider outsourcing this function.  We plan to outsource the income tax function in fiscal 2006.  In addition, we have adopted procedures designed to enhance our review of our financial reporting disclosures, which procedures will be implemented in fiscal year 2006.

The third significant deficiency relates to the need for monitoring controls to ensure that operational controls are operating as designed (including periodic observation and re-performance of operational controls).  We continue to develop and implement these monitoring controls and will continue to evaluate their effectiveness during fiscal year 2006.

The fourth significant deficiency relates to an instance of a control failure around evaluation of proper revenue recognition.  We plan to design and implement enhanced review procedures during fiscal year 2006.

(b)   Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During fiscal 2005, however, we implemented and improved our segregation of duties (particularly for certain cash receipts and maintaining segregation of duties), an area which was noted as a significant deficiency by Grant Thornton during the audit of our fiscal 2004 financial statements.  We will continue to evaluate the effectiveness of these changes and implement improvements as we see fit.

Item 9B.               OTHER INFORMATION.

Not applicable

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors and executive officers required under this item is incorporated herein by reference to the information set forth under the sections entitled “Election of Directors” and “Executive Officers of the Corporation” in our proxy statement for our 2006 Annual Meeting of Stockholders. Information relating to certain filings on Forms 3, 4 and 5 is contained in our 2006 proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.                 EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the section entitled “Compensation of Executive Officers” in our 2006 proxy statement.

The sections entitled “Compensation Committee Report on Executive Compensation” and “Comparative Stock Performance Graph” in our 2006 proxy statement are not incorporated herein by reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2006 proxy statement.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Party Transactions” in our 2006 proxy statement.

Item 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the section entitled “Independent Auditor Fees and Other Matters” in our 2006 proxy statement.

PART IV

Item 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.                Consolidated Financial Statements of SatCon Technology Corporation and its Subsidiaries:

Consolidated Balance Sheets as of September 30, 2005 and 2004

Consolidated Statements of Operations for the Fiscal Years Ended September 30, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss for the Fiscal Years Ended September 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2.     Financial Statement Schedule of SatCon Technology Corporation and its Subsidiaries:

Schedule II: Valuation and Qualifying Accounts for the Fiscal Years Ended September 30, 2005, 2004 and 2003

All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the consolidated financial statements or notes thereto.

3.     Exhibits:

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts on December 15, 2005.

SATCON TECHNOLOGY CORPORATION
By:	/s/ DAVID B. EISENHAURE
David B. Eisenhaure
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ DAVID B. EISENHAURE	Chairman of the Board of Directors and Chief	December 15, 2005
David B. Eisenhaure	Executive Officer (Principal Executive Officer)
/s/ MILLARD S. FIREBAUGH	President and Chief Operating Officer	December 15, 2005
Millard S. Firebaugh
/s/ DAVID E. O’NEIL	Vice President of Finance and Treasurer	December 15, 2005
David E. O’Neil	(Principal Financial Officer)
/s/ JOHN W. PEACOCK	Controller and Chief Accounting Officer	December 15, 2005
John W. Peacock	(Principal Accounting Officer)
/s/ MICHAEL C. TURMELLE	Director and President of SatCon	December 15, 2005
Michael C. Turmelle	Power Systems
/s/ JAMES L. KIRTLEY, JR.	Director	December 15, 2005
James L. Kirtley, Jr.
/s/ MARSHALL J. ARMSTRONG	Director	December 15, 2005
Marshall J. Armstrong
/s/ JOHN CARROLL	Director	December 15, 2005
John Carroll
/s/ JOSEPH E. LEVANGIE	Director	December 15, 2005
Joseph E. Levangie
/s/ ANDREW R. MUIR	Director	December 15, 2005
Andrew R. Muir
/s/ ANTHONY J. VILLIOTTI	Director	December 15, 2005
Anthony J. Villiotti

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 33-49286).
3.2	Bylaws of the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 33-49286).
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

10.64

Seventh Amendment to Amended and Restated Accounts Receivable Financing Agreement dated December 3, 2004, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada Ltd. and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2004 (File No. 1-11512).

10.65

Facilities Lease, dated May 12, 2004, between the Registrant and Zoom Group, LLC is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2004 (File No. 1-11512).

10.66

Eighth Amendment to Amended and Restated Accounts Receivable Financing Agreement dated December 21, 2004, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada Ltd. and Silicon Valley is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2004 (File No. 1-11512).

10.67

Loan and Security Agreement Dated January 28, 2005, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada LTD. And Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2005 (File No. 1-11512).

10.68

Cooperative Agreement between Satcon Technology Corporation and U.S. Army Research Laboratory, concerning Power Conversion Systems for Future Army Applications, agreement number: W911NF-05-2-0020 is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 2, 2005 (File No. 1-11512).

10.69

Loan Modification Agreement dated June 29, 2005, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada Ltd. and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 2, 2005 (File No. 1-11512).

10.70

Form of Satcon Technology Corporation 2005 Incentive Compensation Plan, Incentive Stock Option agreement for Directors and Officer’s of the Corporation is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 2, 2005 (File No. 1-11512).

10.71

Form of Satcon Technology Corporation 2005 Incentive Compensation Plan, Non-Qualified Stock Option agreement for Directors and Officer’s of the Corporation is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 2, 2005 (File No. 1-11512).

10.72

Form of Warrant to purchase shares of Common Stock of the Registrant issued on December 22, 2004 is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated December 22, 2004 (File No. 1-11512).

10.73

Form of Warrant to purchase shares of Common Stock issued in connection with the Private Placement is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated August 11, 2005 (File No. 1-11512).

14.1	Code of Ethics is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2004 (File No. 1-11512).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP.
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002