Form 10-K/A
period 2005-09-30
SATCON TECHNOLOGY CORP
filed 2006-02-06
CIK 889423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10K/A
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

Explanatory Note

This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (the “Original Report’’) is being filed solely to correct a typographical error in the Registrant’s Consolidated Statements of Operations for the fiscal year ended September 30, 2005 (“Fiscal 2005’’) contained in Part II, Item 8 of the Original Report. The error related to the amounts shown as “Other (loss) income” and “Interest expense.” The Consolidated Statements of Operations for Fiscal 2005 erroneously reflected these amounts as $(210,829) and $(603,103), respectively, when, as a result of a reclassification adjustment previously identified by the Registrant, the correct amounts should have been reflected as $(116,622) and $(697,310), respectively. Net loss is not affected. The correct amounts were properly disclosed in Part II, Item 6 “Selected Consolidated Financial Data” for the fiscal year ended September 30, 2005 in the Original Report, as well as under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The correction, however, was inadvertently omitted in the EDGAR version of the financial statements.

Except as described above, no other changes have been made to the Original Report; however, for the reader’s convenience, we have included the Original Report in its entirety, as amended to the extent described above, in this Amendment No. 1. In order to preserve the nature and character of the disclosures set forth in the Original Report, this report speaks as of the date of the filing of the Original Report, December 22, 2005, and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amendment No.1 is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10 K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts on February 6, 2006.

SATCON TECHNOLOGY CORPORATION
By:	/s/ DAVID B. EISENHAURE
David B. Eisenhaure
Chief Executive Officer and Chairman of the Board

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 33-49286).
3.2	Bylaws of the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 33-49286).
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

14.1	Code of Ethics is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2004 (File No. 1-11512).
21.1(*)	Subsidiaries of the Registrant.
23.1(*)	Consent of Grant Thornton LLP.
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)          Previously filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended
September 30, 2005.