Form 10-Q
period 2005-12-31
SATCON TECHNOLOGY CORP
filed 2006-02-14
CIK 889423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value,
38,487,269 shares outstanding as of January 31, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2005	September 30, 2005

ASSETS
Current assets:
Cash and cash equivalents	$9,194,720	$6,627,352
Restricted cash and cash equivalents	84,000	84,000
Accounts receivable, net of allowance of $651,463 at December 31, 2005 and September 30, 2005, respectively	5,332,668	6,473,665
Unbilled contract costs and fees	114,899	147,938
Inventory	6,502,168	7,017,419
Prepaid expenses and other current assets	710,924	587,083
Total current assets	$21,939,379	$20,937,457
Property and equipment, net	3,396,432	3,662,746
Goodwill, net	704,362	704,362
Intangibles, net	1,736,152	1,867,118
Other long-term assets	551,750	560,021
Total assets	$28,328,075	$27,731,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$2,000,000	$—
Current portion of long-term debt	155,919	167,588
Accounts payable	3,243,675	3,363,878
Accrued payroll and payroll related expenses	1,502,681	1,563,332
Other accrued expenses	1,903,130	2,225,003
Accrued contract losses	84,779	84,779
Deferred revenue	2,359,672	2,139,434
Total current liabilities	$11,249,856	$9,544,014
Redeemable convertible Series B preferred stock (425 shares issued and outstanding; face value $5,000 per share; liquidation preference 100%)	2,125,000	2,125,000
Long-term debt, net of current portion	117,715	143,590
Other long-term liabilities	334,435	316,844
Total Liabilities	$13,827,006	$12,129,448

Commitments and contingencies (Note H)

Stockholders’ equity:
Common stock; $0.01 par value, 50,000,000 shares authorized; 38,382,706 and 38,283,208 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively	383,827	382,832
Additional paid-in capital	153,450,771	153,239,276
Accumulated deficit	(139,213,827)	(137,906,100)
Accumulated other comprehensive loss	(119,702)	(113,752)
Total stockholders’ equity	$14,501,069	$15,602,256
Total liabilities and stockholders’ equity	$28,328,075	$27,731,704

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	December 31, 2005	January 1, 2005
Revenue:
Product revenue	$6,038,029	$8,270,224
Funded research and development and other revenue	1,079,052	912,865
Total revenue	7,117,081	9,183,089
Operating costs and expenses:
Cost of product revenue	5,801,833	7,218,699

Research and development and other revenue expenses:
Funded research and development and other revenue expenses	1,111,102	747,400
Unfunded research and development expenses	260,396	45,316

Total research and development and other revenue expenses	1,371,498	792,716
Selling, general and administrative expenses	2,487,852	2,522,080

Amortization of intangibles	111,671	111,671

Gain on sale of assets	(1,442,915)	—
Restructuring costs	—	(255,612)
Total operating costs and expenses	8,329,939	10,389,554
Operating loss	(1,212,858)	(1,206,465)
Net unrealized gain on warrants to purchase common stock	—	21,939
Other expense	(4,397)	(18,056)
Interest income	47,098	1,818
Interest expense	(137,570)	(231,676)
Net loss	$(1,307,727)	$(1,432,440)
Net loss per weighted average share, basic and diluted	$(0.03)	$(0.05)
Weighted average number of common shares, basic and diluted	38,355,974	29,114,757

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended December 31, 2005

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss

Balance, September 30, 2005	38,283,208	$382,832	$153,239,276	$(137,906,100)	$(113,752)	$15,602,256

Net loss				(1,307,727)	—	(1,307,727)	$(1,307,727)

Issuance of common stock to 401(k) Plan	68,049	680	140,179	—	—	140,859	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock	1,000	10	620	—	—	630	—
Issuance of common stock in lieu of six -months dividend on redeemable convertible Series B preferred stock	30,449	305	66,987	—	—	67,292	—

Employee stock-based compensation	—	—	3,709	—	—	3,709	—

Foreign currency translation adjustment	—	—	—	—	(5,950)	(5,950)	(5,950)

Comprehensive loss	—	—	—	—	—	—	$(1,313,677)
Balance, December 31, 2005	38,382,706	$383,827	$153,450,771	$(139,213,827)	$(119,702)	$14,501,069

The accompanying notes are an integral part of these consolidated financial statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31, 2005	January 1, 2005

Cash flows from operating activities:
Net loss	$(1,307,727)	$(1,432,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	(1,442,915)	—
Depreciation and amortization	372,866	482,166
Provision for uncollectible accounts	—	20,889
Net unrealized gain on warrants to purchase common stock	—	(21,939)
Non-cash compensation expense, including stock based compensation costs of $3,709 for the three months ended December 31, 2005	144,568	148,742
Non-cash interest expense	87,285	182,865
Changes in operating assets and liabilities:
Accounts receivable	1,140,997	1,219,980
Unbilled contract costs and fees	33,039	(39,064)
Prepaid expenses and other current assets	(168,626)	(469,489)
Inventory	(303,107)	(208,704)
Other long-term assets	8,271	(35,070)
Accounts payable	(154,778)	157,403
Accrued payroll and payroll related expenses, other expenses, accrued contract losses and restructuring costs	(322,732)	(343,128)
Deferred revenue	220,238	(1,021,042)
Other liabilities	17,591	(50,563)
Total adjustments	(367,303)	23,046
Net cash provided by (used in) operating activities	(1,675,030)	(1,409,394)
Cash flows from investing activities:
Net proceeds from sale of assets	2,316,884	—
Purchases of property and equipment	(31,622)	(125,616)
Net cash provided by (used in) investing activities	2,285,262	(125,616)
Cash flows from financing activities:
Net borrowings under bank line of credit	2,000,000	—
Repayment of long-term debt	(37,544)	(46,077)
Net Proceeds from issuance of common stock and warrants	—	7,430,000
Net proceeds from exercise of warrants and options to purchase common stock	630	2,520
Net cash provided by financing activities	1,963,086	7,386,443
Effect of foreign currency exchange rates on cash and cash equivalents	(5,950)	44,911
Net increase in cash and cash equivalents	2,567,368	5,896,344
Cash and cash equivalents at beginning of period, including restricted cash and cash equivalents	6,711,352	2,183,052
Cash and cash equivalents at end of period, including restricted cash and cash equivalents	$9,278,720	$8,079,396
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-Cash Investing and Financing Activities:
Valuation adjustment for Series B preferred stock and warrants	$—	$168,979
Common stock issued in lieu of dividend on redeemable convertible Series B Preferred Stock.	$67,292	$63,750
Employee stock-based compensation	$3,709	$—
Common stock issued related to 401(K) contributions	$140,859	$148,742
Interest and Income Taxes Paid:
Interest	$50,284	$28,811
Income Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 AND January 1, 2005

(Unaudited)

Note A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its wholly-owned subsidiaries (collectively, the “Company”) as of December 31, 2005 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All inter-company accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended September 30, 2005. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each of the past ten years. As of December 31, 2005, it had an accumulated deficit of $139.2 million since inception. During the three months ended December 31, 2005, the Company incurred a loss from operations of $1.2 million while using net cash from operations of approximately $1.7 million. The Company’s restricted cash balances at December 31, 2005 and September 30, 2005 were $84,000.

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

On December 13, 2005, the Company sold its shaker and amplifier product lines, and the associated inventory and intellectual property to Qualmark, Inc., for proceeds of approximately $2.3 million. The Company recorded a gain on the sale of these assets of approximately $1.4 million in its results of operations for the quarter ended December 31, 2005.

On January 31, 2006, the Company entered into a loan modification agreement (“Third Loan Modification Agreement”) with Silicon Valley Bank (the “Bank”), which amended the Company’s credit facility with the Bank. The Third Loan Modification Agreement, which has an effective date of January 31, 2006, modified the credit facility by extending the maturity date through February 28, 2006. There were no other modifications.

Effective February 10, 2006, the Company entered into a loan modification agreement (“Fourth Loan Modification Agreement”) with the Bank, which replaced the credit facility. Under the terms of the Fourth Loan Modification Agreement, the Bank will provide the Company with a credit line of up to $7.0 million. The Fourth Loan Modification Agreement is secured by most of the assets of the Company and advances under the fourth Loan Modification Agreement are limited to 80% of eligible receivables and up to $1.0 million based on the levels of eligible inventory. Interest on outstanding borrowings accrues at the Bank’s prime rate of interest plus 1.5% per annum. In addition, the Fourth Loan Modification Agreement provides the ability to borrow up to $3,000,000 on a revolver basis paying only interest provided that the Company remains in compliance with all financial covenants, as defined. In addition, the Company will pay to the Bank a collateral handling fee of $750 per month and has agreed to the following additional fees: (i) $25,000 commitment fee; (ii) an unused line fee in the amount of 0.5% per annum; and (iii) an early termination fee of 0.5% of the total credit line if the Company terminates the Fourth Loan Modification Agreement within the first six months. The Fourth Loan Modification Agreement contains certain financial covenants relating to tangible net worth, as defined, which the Company must satisfy in order to continue to borrow from the Bank. The Fourth Loan Modification Agreement will expire on January 29, 2007. As of January 31, 2006, there was $2,000,000 outstanding under the credit facility.

The Company anticipates that its current cash, cash provided from the sale of its shaker and amplifier product lines, together with the ability to borrow under the Fourth Loan Modification Agreement will be sufficient to fund its operations at least through December 31, 2006. This assumes the Company achieves its business plan. The business plan envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past. Further, this assumes that the Company will be able to remain in compliance with all covenants under the Fourth Loan Modification Agreement, if, however, the Company is unable to realize its business plan and is unable to remain in compliance with the Fourth Loan Modification Agreement with the Bank, the Company may be forced to raise additional funds by selling stock or taking other actions to conserve its cash position.

Note C. Significant Accounting Policies and Basis of Presentation

Basis of Consolidation

The consolidated financial statements include the accounts of SatCon and its wholly-owned subsidiaries (SatCon Applied Technology, SatCon Electronics and SatCon Power Systems). All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product typically passes upon shipment of the product, as the products are typically shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless the Company can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied. When appropriate the Company provides for a warranty reserve at the time the product revenue is recognized.

The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as research and development expense as incurred. As of December 31, 2005 and September 30, 2005, the Company has accrued approximately $85,000 for anticipated contract losses on commercial contracts.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, overnight repurchase agreements with the Bank and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At December 31, 2005, the Company had approximately $7.0 million invested in a money market account with a national bank. At December 31, 2005 and September 30, 2005, the Company has restricted cash as indicated in the table below. In addition, at December 31, 2005 and September 30, 2005, the Company had overnight repurchase agreements with the Bank of $2,084,492 and $6,542,743, respectively.

Restricted Cash	December 31, 2005	September 30, 2005
Security deposits	$34,000	$34,000
Certificates of Deposit	50,000	50,000
Total restricted Cash	$84,000	$84,000

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

The Company annually performs a goodwill impairment test as of the beginning of its fiscal fourth quarter, as required by SFAS No. 142. The Company determines the fair value of each of the reporting units based on a discounted cash flow income approach. The income approach indicates the fair value of a business enterprise based on the discounted value of the cash flows that the business can be expected to generate in the future. This analysis is largely based upon projections prepared by the Company and data from sources of publicly available information available at the time of preparation. These projections are based on management’s best estimate of future results. In making these projections, the Company considers the markets it is addressing, the competitive environment and its advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. In addition, the Company performs a macro assessment of the overall likelihood that the Company would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows.

Long-lived Assets

The Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement requires that long-lived assets be reviewed for possible impairment, if certain conditions exist, with impaired assets written down to fair value.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders’ equity (deficit) is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions are reflected in the loss from operations and were not significant during the three months ended December 31, 2005 or for the fiscal year ended September 30, 2005.

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

Accounting for Stock-based Compensation

The Company has several stock-based employee compensation plans. On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) Accounting for Stock-based Compensation, using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). At the time of adoption the Company had no un-vested outstanding options. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. Previously the Company had followed Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements.

The Company recognized the full impact of its share-based payment plans in the consolidated financial statements of income for the three months ended December 31, 2005 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table presents share-based compensation expense included in the Company’s consolidated statement of operations:

Cost of product revenue	$—
Funded research and development and other revenue expenses	326
Un-funded research and development and other revenue expenses	297
Selling, general and administrative expenses (1)	3,086

Share based compensation expense before tax	3,709

Income tax benefit	—

Net compensation expense	$3,709

(1) Includes non-cash compensation expense associated with restricted stock issued (see below).

The Company had previously adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, through disclosure only. SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company previously accounted for stock- based compensation of employees under the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, and had elected the disclosure-only alternative under SFAS No. 123. The Company records the fair value as determined using the Black- Scholes option-pricing model of stock options and warrants granted to non-employees in exchange for services in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and is amortized ratably over the period the service is performed in the consolidated statement of operations.

No stock based employee compensation costs were included in the determination of net loss for the three months ended January 1, 2005.

The following table illustrates the effect on net loss and loss per share for the three months ended January 1, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based awards.

	Three Months Ended January 1, 2005
	Net Loss	Loss per Common Share, Basic and Diluted
As Reported	$(1,432,440)	$(0.05)
Stock based employee compensation expense	(168,276)	(0.01)
Pro Forma	$(1,600,716)	$(0.06)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2005 and January 1, 2005 were $1.43 and $2.05, respectively, per option. The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

Three Months Ended
Assumptions:	December 31, 2005	January 1, 2005
Expected life	5.5 years to 6.25 years(1)	7 years
Expected volatility ranging from	96.5% - 96.54%(2)	72.3% to 80.4%
Dividends	none	none
Risk-free interest rate	4.35% to 4.46%(3)	4%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
(2)

The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

(3)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

In December 2005, the Company granted 50,000 shares of restricted common stock to a senior executive as permitted under the 2005 Stock Incentive Compensation Plan. This grant vests 12,500 shares per quarter over the next four quarters. Compensation expense for the number of shares issued is recognized over the service period and is recorded in the consolidated statement of operations as a component of selling, general and administrative expense. As of December 31, 2005, compensation expense of $1,523 has been recognized related to this restricted stock award. This amount is included in the table above that presents share-based compensation expense included in the Company’s consolidated statement of operations.

Stock Option Plans

Under the Company’s 1992, 1994, 1996, 1998, 1999, 2000, 2002 and 2005 Stock Option Plans (collectively, the “Plans”), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase up to 7,250,000 shares of the Company’s common stock. At December 31, 2005, 3,778,095 of the 7,250,000 stock options available for grant under the Plans have been granted.

The Plans are subject to the following provisions:

•                  The aggregate fair market value (determined as of the date the option is granted) of the Company’s common stock that any employee may purchase in any calendar year pursuant to the exercise of qualified options may not exceed $100,000.

•                  Qualified options are issued only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees of the Company. Options granted under the Plans may not be granted with an exercise price less than 100% of fair value of the Company’s common stock, as determined by the Board of Directors on the grant date.

•                  Options under the Plans must be granted within 10 years from the effective date of the Plan. Qualified options granted under the Plans cannot be exercised more than 10 years from the date of grant, except that qualified options issued to 10% or greater stockholders are limited to five-year terms.

•                  Generally, the options vest and become exercisable ratably over a four-year period.

•                  The Plans contain antidilutive provisions authorizing appropriate adjustments in certain circumstances.

•                  Shares of the Company’s common stock subject to options that expire without being exercised or that are canceled as a result of the cessation of employment are available for future grants.

The following table summarizes activity of the Company’s stock plans since September 30, 2004:

	Options Outstanding			Restricted Stock Awards Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2004	2,061,294	$6.30	6.74	—	$—
Grants	2,329,008	$1.77	—	—	—
Exercises	(144,000)	$1.08	—	—	—
Cancellations	(568,207)	$4.08	—	—	—
Outstanding at September 30, 2005	3,678,095	$3.98	7.12	—	$—
Grants	123,500	$1.43	—	50,000	$1.41
Exercises	(1,000)	$0.63	—	—
Cancellations	(22,500)	$5.43	—	—
Outstanding At December 31, 2005	3,778,095	$3.88	7.0	50,000	$1.41

Information related to stock options outstanding as of December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.4100 to $1.3700	707,700	8.60	$1.0563	707,700	$1.0563
$1.4200 to $1.7600	1,017,500	9.33	$1.6485	906,500	$1.6746
$1.7800 to $2.0500	827,233	6.15	$2.0093	827,233	$2.0093
$2.0700 to $8.0630	663,912	5.15	$5.1535	659,412	$5.1702
$8.1250 to $17.5630	553,250	4.18	$12.7090	553,250	$12.7090
$17.7500 to $17.7500	8,500	4.86	$17.7500	8,500	$17.7500

$0.4100 to $17.7500	3,778,095	7.00	$3.8884	3,662,595	$3.9642

Options for the purchase of 3,673,595 shares were exercisable at September 30, 2005, with a weighted-average exercise price of $3.98.

The following table summarizes the status of the Company’s non-vested shares since September 30, 2004:

	Non-vested Options		Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at September 30, 2004	496,500	$4.09	—	—
Granted	2,329,008	$1.77	—	—
Vested	(2,252,801)	$2.79	—	—
Forfeited	(568,207)	$4.08	—	—
Non-vested at September 30, 2005	4,500	$2.70	—	—
Granted	123,500	$1.43	50,000	$1.41
Vested	(12,500)	$1.42	—	—
Forfeited	—	$—	—	—
Non-vested At December 31, 2005	115,500	$1.48	50,000	$1.41

As of December 31, 2005, there was approximately $0.2 million of total unrecognized costs related to non-vested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of approximately six years. Options to purchase 1,000 shares were exercised during the period ended December 31, 2005, these options had an intrinsic value of $580 on their date of grant calculated using the Black-Scholes Option pricing model.

Net Loss per Basic and Diluted Common Share

The Company reports net loss per basic and diluted common share in accordance with SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, except when the effect would be anti-dilutive.

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

Note D. Loss per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:

	Three Months Ended
	December 31, 2005	January 1, 2005
Net loss	$(1,307,727)	$(1,432,440)
Basic and diluted:
Common shares outstanding, beginning of period	38,283,208	28,226,010
Weighted average common shares issued during the period	72,766	888,747
Weighted average shares outstanding—basic and diluted	38,355,974	29,114,757

Net loss per weighted average share, basic and diluted	$(0.03)	$(0.05)

As of December 31, 2005 and January 1, 2005, shares of common stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive. In addition, shares of common stock issuable upon the conversion of redeemable convertible preferred stock were excluded from the diluted weighted average common shares outstanding as their effect would also have been dilutive. The table below summarizes the option and warrants and convertible preferred stock that were excluded from the calculation above due to their effect being antidilutive:

	December 31, 2005	January 1, 2005
Common stock issuable upon the exercise of:
Options	3,662,595	2,307,528
Warrants	4,966,056	3,501,980

Total Options and Warrants excluded	8,628,651	5,809,508

Common stock issuable upon the conversion of redeemable convertible Series B Preferred Stock	961,538	900,424

Note E. Inventory

Inventory at the end of each period were as follows:

	December 31, 2005	September 30, 2005
Raw material	$1,234,203	$2,265,000
Work-in-process	3,521,798	3,000,729
Finished goods	1,746,167	1,751,690
	$6,502,168	$7,017,419

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

The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations, including amortization of intangibles. Common costs not directly attributable to a particular segment are included in the Applied Technology segment. These costs include corporate costs such as executive officer compensation, facility costs, legal, audit and tax and other professional fees and totaled, $637,171, and $294,518, net of $255,612 in adjustments related to the 2002 accrued restructuring charge, for the three months ended December 31, 2005 and January 1, 2005, respectively.

The following is a summary of the Company’s operations by operating segment:

	Three Months Ended
	December 31, 2005	January 1, 2005
Applied Technology:
Funded research and development and other revenue	$1,079,052	$912,865
Loss from operations, including amortization of intangibles of $80,421 and $80,421 for the three months ended December 31, 2005 and January 1, 2005, respectively	$(1,230,715)	$(767,919)

Power Systems:
Product revenue	$3,464,158	$6,030,580
Income (loss) from operations, including the gain on sale of assets of $1,442,915 and $0 for the three months ended December 31, 2005 and January 1, 2005, respectively	$82,095	$(296,048)

Electronics:
Product revenue	$2,573,871	$2,239,644
Loss from operations, including amortization of intangibles of $31,250 for the three months ended December 31, 2005 and January 1, 2005, respectively	$(64,238)	$(142,498)

Consolidated:
Product revenue	$6,038,029	$8,270,224
Funded research and development and other revenue	$1,079,052	$912,865
Total revenue	$7,117,081	$9,183,089
Operating loss	$(1,212,858)	$(1,206,465)
Net unrealized gain/(loss) on warrants to purchase common stock	—	21,939
Other expense	(4,397)	(18,056)
Interest income	47,098	1,818
Interest expense	(137,570)	(231,676)
Net loss	$(1,307,727)	$(1,432,440)

Common assets not directly attributable to a particular segment are included in the Applied Technology segment. These assets include cash and cash equivalents, prepaid and other corporate assets and amounted to $9,700,178 and $7,177,184 at December 31, 2005 and September 30, 2005, respectively. The following is a summary of the Company’s assets by operating segment:

	December 31, 2005	September 30, 2005
Applied Technology:
Segment assets	$13,214,251	$10,873,609
Power Systems:
Segment assets	9,212,205	10,917,750
Electronics:
Segment assets	5,901,619	5,940,345
Consolidated total assets	$28,328,075	$27,731,704

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended
	December 31, 2005	January 1, 2005
Revenue by geographic region based on location of customer:
United States	$6,662,983	$7,058,049
Rest of world	454,098	2,125,040
Total revenue	$7,117,081	$9,183,089

	December 31, 2005	September 30, 2005
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:
United States	$5,776,239	$6,168,998
Rest of world	60,707	65,228
Total long-lived assets (including goodwill and intangible assets)	$5,836,946	$6,234,226

Note G. Legal Matters

From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business. The Company is not aware of any current or pending litigation in which the Company is or may be a party that it believes could materially adversely affect the results of operations or financial condition or net cash flows.

Note H. Commitments and Contingencies

Letters of Credit

The Company utilizes a standby letter of credit to satisfy a security deposit requirement and in some instances to satisfy warranty commitments. Outstanding standby letters of credit as of December 31, 2005 and September 30, 2005 were $34,000. The Company is required to pledge cash as collateral on these outstanding letters of credit. As of December 31, 2005 and September 30, 2005, the cash pledged as collateral for these letters of credit was $34,000 and is included in restricted cash and cash equivalents on the balance sheet.

Purchase Commitments:

In the ordinary course of business the Company enters into agreements with vendors for the purchase of goods and services through the issuance of purchase orders. In general the majority of these purchases do not represent commitments of the Company until the goods or services are received. In the third quarter of fiscal 2003 the Company provided for approximately $900,000 related to outstanding purchase commitments that were related to its Shaker and UPS product lines. At December 31, 2005 and September 30, 2005 the balance outstanding on these purchase commitments was $357,334. These amounts are included in other accrued expenses in the Company’s consolidated balance sheet.

Employment Agreements:

The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. As of December 31, 2005 and September 30, 2005, the Company’s potential obligation to these employees was approximately $500,000.

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

In the third and fourth quarters of fiscal 2004 and through the end of the first quarter of fiscal 2005, the Company encountered unanticipated problems related to performance requirements. At the end of the third quarter of 2004 the Company had completed the technical design and was working on integration and testing. At that time, the Company estimated that it would incur costs of approximately $3.0 million to complete the project. Accordingly, the Company has recorded additional charges in the third and fourth fiscal quarters of 2004 totaling $0.9 million. During fiscal 2005, there were no changes to the Company’s estimate and upon completion of the contract $0.1 million was recorded as an additional charge. All contract elements were delivered to the customer. During the fourth quarter of fiscal 2005 the Company recognized approximately $1.5 million in revenue related to this contract. In addition, due to the loss related to this contract, the Company recorded approximately $0.1 million in costs during fiscal 2005.

Note I. Restructuring Costs

As of September 30, 2004, the Company had $495,612 accrued related to a restructuring cost, which was established in April 2002. On January 27, 2005, the Company reached a settlement with the landlord of the Anaheim, California facility in the amount of $240,000 as final settlement for all claims. In addition, at that time, the Company determined that all remaining restructuring liabilities accrued were no longer warranted and that all matters related to the restructuring charge have been settled, therefore the Company has adjusted all remaining balances related to severance costs, facilities cost and equipment costs remaining as of January 1, 2005, resulting in a reduction of accrued restructuring charges of $255,612 and reflected in the Company’s statement of operations for the first fiscal quarter ended January 1, 2005. The Company paid the remaining balance during the second quarter of fiscal 2005.

Note J. Product Warranties

In its Power Systems Division and on occasion in its Applied Technology Division, the Company provides a warranty to its customers for most of its products sold. In general the Company’s warranties are for one year after the sale of the product, and in some limited instances two years. The warranty liability is classified within the other accrued expense line item within the Company’s balance sheet. The Company reviews its warranty liability quarterly. Factors taken into consideration when evaluating the Company’s warranty reserve are (i.) historical claims for each product, (ii.) the development stage of the product, and (iii.) other factors.

The following is a summary of the Company’s accrued warranty activity for the following periods:

	December 31, 2005	September 30, 2005
Balance at beginning of period	$680,469	$642,119
Provision	40,200	455,950
Usage	(117,990)	(417,600)
Other	(46,365)	—
Balance at end of period	$556,314	$680,469

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement

This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Act of 1934. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “intends,” “estimates,” and similar expressions, whether in the negative or in the affirmative. Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, our actual results could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements below under Part II, Item 1A “Risk Factors” that we believe could cause our actual results to differ materially from the forward-looking statements that we make. We do not intend to update information contained in any forward-looking statements we make.

Recent Developments

On December 13, 2005, we sold our shaker and amplifier product lines, and the associated inventory and intellectual property to Qualmark, Inc., for proceeds of approximately $2.3 million. We recorded a gain on the sale of these assets of approximately $1.4 million in its results of operations for the quarter ended December 31, 2005.

On January 31, 2006, we entered into a loan modification agreement (“Third Loan Modification Agreement”) with Silicon Valley Bank (the “Bank”), which amended our credit facility with the Bank. The Third Loan Modification Agreement, which has an effective date of January 31, 2006, modified the credit facility by extending the maturity date through February 28, 2006. There were no other modifications.

Effective February 10, 2006, we entered into a loan modification agreement (the “Fourth Loan Modification Agreement”) with the Bank, which replaced the credit facility. Under the terms of the Fourth Loan Modification Agreement, the Bank will provide us with a credit line of up to $7.0 million. The Fourth Loan Modification Agreement is secured by most of the assets of the Company and advances under the Fourth Loan Modification Agreement are limited to 80% of eligible receivables and up to $1.0 million based on the levels of eligible inventory. Interest on outstanding borrowings accrues at the Bank’s prime rate of interest plus 1.5% per annum. In addition, the Fourth Loan Modification Agreement provides the ability to borrow up to $3,000,000 on a revolver basis paying only interest provided that we remain in compliance with all financial covenants, as defined. In addition, we will pay to the Bank a collateral handling fee of $750 per month and has agreed to the following additional fees: (i) $25,000 commitment fee; (ii) an unused line fee in the amount of 0.5% per annum; and (iii) an early termination fee of 0.5% of the total credit line if we terminate the Fourth Loan Modification Agreement within the first six months. The Fourth Loan Modification Agreement contains certain financial covenants relating to tangible net worth, as defined, which we must satisfy in order to continue to borrow from the Bank. The Fourth Loan Modification Agreement will expire on January 29, 2007. As of January 31, 2006, there was $2,000,000 outstanding under the credit facility.

Overview (Executive Summary)

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

We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed-upon the final indirect cost rates for the fiscal year ended September 30, 2003. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of December 31, 2005 and September 30, 2005, we have accrued approximately $0.1 million, respectively, for anticipated contract losses.

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

Fiscal Year	Fiscal Quarter ended	Value of Inventory Reserve Used	Value of Purchase Commitments Reserve Used	Period Reduction to Cost of Sales	Fiscal Year to Date Reduction to Cost of Sales	Cumulative Reduction to Cost of Sales

2004		$525,000	$168,000	$693,000	$693,000	$693,000

2005	January 1, 2005	$81,000	$—	$81,000	$81,000	$774,000
	April 2, 2005	$58,000	$88,000	$146,000	$227,000	$920,000
	July 2, 2005	$83,000	$—	$83,000	$310,000	$1,003,000
	September 30, 2005	$—	$—	$—	$310,000	$1,003,000

2006	December 31, 2005	$—	$—	$—	$—	$1,003,000

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

On December 13, 2005, we sold our shaker and amplifier product lines, and the associated inventory and intellectual property to Qualmark, Inc., for proceeds of approximately $2.3 million.. This sale involved shaker and amplifier inventory of approximately $1.8 million. This inventory had approximately $1.0 million in reserves, due to the fiscal 2003 write-down as described above. Remaining reserves related to the fiscal 2003 write-down, as described above, relate only to our UPS inventory and will be accounted for in future sales of these products.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of approximately $40 million as of December 31, 2005, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended January 1, 2005

Product Revenue. Product revenue decreased by $2.2 million, or 27%, from $8.3 million in fiscal 2005 to $6.0 million in fiscal 2006.

	Three months ended (in thousands)
Division	December 31, 2005	January 1, 2005	$ Change	% Change
Power Systems	$3,464	$6,030	$(2,566)	-42.6%
Electronics	2,574	2,240	$334	14.9%
Total product revenue	$6,038	$8,270	$(2,232)	-27.0%

The decrease in product revenue was comprised of approximately $2.6 million from our Power Systems division offset by an increase of $0.3 million from our Electronics division. This decrease of $2.6 million in revenue from Power Systems, as compared to the same period in fiscal 2005, was largely due to the following:

•                  Plasma Torch product line revenues decreased approximately $1.7 million. In the same period in fiscal 2005 we recognized approximately $1.7 million in revenue related to sales to international customers. There were virtually no sales in fiscal 2006 related to the Plasma Torch product line,

•                  Fuel Cell Inverter line revenues decreased approximately $0.8 million. The decrease was in part due to revenue of approximately $0.4 million related to shipments during the first quarter of fiscal 2006 being deferred as their contract terms were FOB destination,

•                  MagLev product line revenue decreased approximately $0.7 million,

•                  Test and Measurement product line revenue decrease of approximately $0.1 million. Compared to the same period in fiscal 2005, revenues in our test and measurement product line, which includes the shaker and amplifier product lines that were sold in December 2005, were not significantly different. Moving forward there will be no more revenue from shaker and amplifier products. For fiscal year 2005, shaker and amplifier revenues were approximately $2.4 million,

•                  Other decreases amounting to approximately $0.1 million.

These decreases were partially offset by increases in the following lines of business:

•                  Solar Converter line revenue increased by approximately $0.7 million,

•                  Motor product line revenues increased by approximately $0.1 million.

Revenues in the Electronics division increased approximately $0.3 million. The increase was primarily due to increased sale to commercial non-government customers as compared to fiscal 2005.

Funded research and development and other revenue. Funded research and development and other revenue increased  $0.2 million, or 18%, from $0.9 million in fiscal 2005 to $1.1 million in fiscal 2006. This increase was primarily attributable to more business in our Applied Technology division in fiscal 2006. During fiscal 2005, delays in starting-up several existing contracts, combined with efforts focused on completing the EDO contract, took away from our ability to work on other revenue generating opportunities. (See Note H. Commitments and Contingencies – Contract Losses).

Cost of product revenue. Cost of product revenue decreased $1.4 million, or 20%, from $7.2 million in fiscal 2005 to $5.8 million in fiscal 2006.

	Three months ended (in thousands)
Division	December 31, 2005	January 1, 2005	$ Change	% Change
Power Systems	$3,700	$5,346	$(1, 646)	-30.8%
Electronics	2,102	1,873	$229	12.2%
Total cost of product revenue	$5,802	$7,219	$(1, 417)	-19.6%

The decrease was primarily attributable to lower revenues compared to fiscal 2005 in our Power Systems division. These savings were offset, in part, by a slight increase in overhead costs during the period. The Electronics division saw a slight increase in the cost of product revenue commensurate with the increase in revenue for the period.

Gross Margin. Gross margins on product revenue decreased from 13% for the three months ended January 1, 2005 to 4% for the three months ended December 31, 2005. Gross margin by division is broken out below.

	Three months ended
Division	December 31, 2005	January 1, 2005
Power Systems	-7%	11%
Electronics	18%	16%
Total gross margin %	4%	13%

In our Power Systems division, the decrease in gross margin by 18% is a direct result of lower revenues, continued manufacturing inefficiencies (which includes overhead costs that are attributable to manufacturing), combined with higher materials costs, costs of labor and to a lesser extent the mix of products for the period as compared to the same period in fiscal 2005. The increase in gross margins in our Electronics division is primarily due to mix of products sold during the period compared to that of fiscal 2005.

Funded research and development and other revenue expenses. Funded research and development and other revenue expenses increased by $0.4 million, or 49%, from $0.7 million in fiscal 2005 to $1.1 million in fiscal 2006. The gross margin on funded research and other revenue decreased from 18% in fiscal 2005 to (3%) in fiscal 2006. This decrease is a partly attributable to efforts spent during the quarter focused on continued bid and proposal activities, as well as, other non-revenue generating activities, such as ISO 9001 certification which are categorized as funded research and development and other revenue expenses.

Unfunded research and development expenses. We expended approximately $260,000 on unfunded research and development in fiscal 2006 compared with approximately $45,000 spent in fiscal 2005. The spending in the first quarter of fiscal 2006 and 2005 was related to unfunded engineering in our Electronics and Power Systems division for the development of new products and technologies.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by approximately $37,000, or 1.5%, from $2.5 million in fiscal 2005 to $2.5 million in fiscal 2006. Increases in corporate costs were offset by reductions in our Applied Technology, Power Systems and Electronics divisions. Corporate costs increased approximately $0.1 million primarily as a result of increased accounting and legal fees for the period as compared to fiscal 2005.

Amortization of intangibles. Amortization of intangibles remained flat at $0.1 million.

Gain on sale of assets. On December 13, 2005, we sold our shaker and amplifier product lines, and  the associated inventory and intellectual property for proceeds of approximately $2.3 million. We recorded a gain on the sale of these assets of approximately $1.4 million for the quarter ended December 31, 2005.

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

Net unrealized gain on warrants to purchase common stock. We had an approximately $22,000 unrealized gain on warrants to purchase common stock in the first quarter of fiscal 2005. We accounted for our warrants to purchase Beacon Power Corporation’s common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we had recorded these warrants at their fair value at January 1, 2005. These warrants expired un-exercised in April 2005

Other (expense). Other expense was approximately $4,000 for first quarter of fiscal year 2006 compared to approximately $18,000 for the first quarter of fiscal 2005. Other expense for fiscal 2006 consists primarily of tax payments.

Interest income. Interest income was approximately $47,000 for fiscal year 2006 and is directly attributable to our cash on hand.

Interest expense. Interest expense was approximately $0.1 million for fiscal 2006 compared with interest expense of approximately $0.2 million for fiscal 2005. Interest expense in fiscal 2006 includes approximately $42,500 of non-cash interest associated with dividends on the Series B preferred stock, as well as, $45,000 of non-cash interest associated with amortization of warrants issued to the Bank. Interest expense in fiscal 2005 includes non-cash interest of approximately $0.2 million associated with our December 2004 financing and the related anti-dilution effects on the Series B preferred stock and warrants issued with the Series B preferred stock. In addition, during the quarter we had borrowing under our credit facility with the Bank, interest expense related to our line of credit during the quarter was approximately $16,000, and there was $2.0 million outstanding under the line at December 31, 2005.

Liquidity and Capital Resources

As of December 31, 2005, we had $9.3 million of cash, of which $0.1 million was restricted. At that time $2.0 million had been drawn against our $7.0 million line of credit with Silicon Valley Bank. The maximum amount we can borrow under this line of credit is $7.0 million based upon 80% of eligible receivables. As of December 31, 2005, approximately $3.2 million could have been borrowed based on the level of eligible receivables.

We anticipate that our current cash together with the ability to borrow under the Fourth Loan Modification Agreement will be sufficient to fund our operations at least through September 30, 2006. This assumes that we will achieve our business plan and remain in compliance with all covenants within the Fourth Loan Modification Agreement . The business plan envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past. If, however, we are unable to realize our business plan, and are unable to remain in compliance with our Fourth Loan Modification Agreement with the Bank, we may be forced to raise additional funds by selling stock or taking other actions to conserve our cash position.

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

Our financial statements for our fiscal year ended September 30, 2005, which are included in our most recent Annual Report on Form 10-K, as amended, contain an audit report from Grant Thornton LLP. The audit report contains a going concern qualification, which raises substantial doubt with respect to our ability to continue as a going concern. However, our business plan, which envisions a significant improvement in results from the recent past, contemplates sufficient liquidity to fund operations at least through September 30, 2006. The receipt of a going concern qualification may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations.

We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of December 31, 2005, we had an accumulated deficit of $139.2 million. Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities, public security offerings, and borrowings on our line of credit and capital equipment leases.

As of December 31, 2005, our cash and cash equivalents were $9.3 million, including restricted cash and cash equivalents of $0.1 million and borrowings under our line of credit of $2.0 million; this represents an increase in our cash and cash equivalents of approximately $2.6 million from the $6.7 million on hand at September 30, 2005. Net cash used in operating activities for the three months ended December 31, 2005 was approximately $1.7 million as compared to net cash used in operating activities of $1.4 million for the three months ended January 1, 2005. Net  cash used in operating activities during the three months ended December 31, 2005 was primarily attributable to the net loss for the period of approximately $1.3 million, the gain on sale of assets of approximately $1.4 million related to the sale of certain assets from our Shaker and Amplifier product lines, which is included in our net loss for the period, in addition to, non-cash items such as depreciation and amortization, deferred revenue, non-cash compensation expense, non-cash interest expense and decreases in working capital.

Net Cash provided by  investing activities during the three months ended December 31, 2005 was approximately $2.3 million, of which approximately $2.3 million was related to the net proceeds on the sale of our shaker and amplifier product lines, and the associated inventory and intellectual property, during the period, offset slightly by cash of $31,622 used to purchase fixed assets during the period. This compared to approximately $0.1 million for the three months ended January 1, 2005 related to the purchase of fixed assets.

Cash provided by financing activities for the three months ended December 31, 2005 was $1.9 million as compared to $7.4 million for the three months ended January 1, 2005. Net cash provided by financing activities during fiscal 2006 includes $2.0 million of borrowings under our line of credit with the Bank, offset in part by approximately $38,000 related to payments on our capital lease obligations. Net cash provided by financing activities during fiscal 2005 includes $7.5 million of net proceeds from the December 2004 financing transaction, offset in part by approximately $50,000 related to payments on our capital lease obligations.

We lease equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments, as of December 31, 2005, under the capital and operating leases with non-cancelable terms are as follows:

Fiscal Years ended September 30,	Capital Leases	Operating Leases

2006	$125,691	$989,933
2007	143,590	1,337,019
2008	—	1,288,074
2009	—	1,250,992
2010	—	495,796
Thereafter	—	227,726
Total	$269,281	$5,589,540

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities. Interest on outstanding balances under the Fourth Loan Modification Agreement accrues at a rate equal to the Bank’s prime rate of interest plus 1.5% per annum. Our ability to carry out our business plan or our ability to finance future working capital requirements may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.

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

Item 4. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (the principal executive officer) and Vice President of Finance (the principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures. While the Company has identified certain internal control deficiencies, which are discussed below, the Company’s evaluation indicated that these deficiencies did not impair the effectiveness of the Company’s overall disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Vice President of Finance and Treasurer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Steps we have taken (or plan to take) to remediate these significant deficiencies are discussed below.

(b)           Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we have taken (or plan to take) the following steps to remediate the significant deficiencies identified above:

•                  With respect to the first significant deficiency, (i) we are continuing with our plans to develop a comprehensive set of accounting and financial reporting policies and procedures in conjunction with our efforts to prepare for compliance with Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”); (ii) we are continuing to evaluate the merits of institutionalizing a vacation and rotation of duties policy and considering whether we need to develop other controls to mitigate any potential risks in this area; and (iii) during fiscal 2005 and into fiscal 2006, we have begun to enhance our policies and procedures related to information technology.

•                  With respect to the second significant deficiency, (i) as it relates to financial reporting disclosures, the Company has already enhanced its reporting disclosure checklist and review process to include a complete review of any documents being shared with the Company’s outside independent auditors; and (ii) as it relates to income tax disclosures, we plan to outsource this function to a qualified company during fiscal 2006, as well as implement procedures to ensure that our employees reviewing these types of disclosures receive the proper training.

•                  With respect to the third significant deficiency, (i) during fiscal 2005, we enhanced our internal management reporting requirements, with the goal of providing management with better insight into each of its operating units and (ii) during fiscal 2006 and beyond, we are planning to implement, in conjunction with our efforts to prepare for compliance with Section 404 of SOX, procedures involving periodic observation and re-performance of operational controls to ensure that these controls are operating effectively.

•                  With respect to the fourth significant deficiency, (i) during fiscal 2005, we implemented controls around the evaluation of proper revenue recognition in an effort to eliminate the reliance on detective controls; and (ii) in fiscal 2006, we have enhanced our procedures relating to the review of all contracts, requiring the evaluation of the revenue recognition criteria prior to shipment and requiring a complete and through review of all contract elements and supporting documentation.

In addition, we intend to continue to evaluate and, when appropriate, enhance our disclosure controls and procedures, including our internal control over financial reporting. In particular, we intend (as a result of the implementation of Section 404 of SOX) to rigorously assess, document and test our internal control over financial reporting during fiscal 2006 to ensure compliance with the rules and regulations promulgated under Section 404 for fiscal 2007. We anticipate that, as a result of this assessment process, changes will be made to our internal control over financial reporting and, if necessary, such changes will be described in our future filings under the Exchange Act. We anticipate that certain of these changes will also help address the conditions that Grant Thornton considers to be significant deficiencies in internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to routine litigation and proceedings in the ordinary course of business.

We are not aware of any current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or net cash flows.

Item 1A. Risk  Factors.

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

For each of the past ten fiscal years, we have experienced losses from operating our businesses. As of December 31, 2005, we had an accumulated deficit of approximately $139 million. During the three months ended December 31, 2005 we had a loss from operations of approximately $1.2 million. If we are unable to operate on a cash flow breakeven basis during 2006, we may need to raise additional capital in order to sustain our operations. There can be no assurance that we will be able to achieve such results or to raise such funds if they are required.

We may not be able to continue as a going concern.

Our financial statements for our fiscal year ended September 30, 2005, which are included in our most recent Annual Report on Form 10-K, as amended, contain an audit report from Grant Thornton LLP. The audit report contains a going concern qualification, which raises substantial doubt with respect to our ability to continue as a going concern. The receipt of a going concern qualification may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations.

We could issue additional common stock, which might dilute the book value of our common stock.

We have authorized 50,000,000 shares of our common stock, of which 38,382,706 shares were issued and outstanding as of December 31, 2005. In connection with our upcoming 2006 annual meeting, stockholders will vote on a proposal to increase the number of authorized shares of common stock to 100,000,000. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise the capital that we may need at today’s stock prices, we will need to issue securities that are convertible into or exercisable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options, whether currently outstanding or subsequently granted, exercise their options or if warrant holders exercise their warrants to purchase shares of our common stock.

The sale or issuance of a large number of shares of our common stock could depress our stock price.

As of February 1, 2006, we have reserved 10,768,212 shares of common stock for issuance upon exercise of stock options and warrants, 2,023,311shares for future issuances under our stock plans and 775,548 shares for future issuances as matching contributions under our 401(k) plan. We have also reserved 961,538 shares of common stock for issuance upon conversion of the outstanding Series B Preferred Stock, which can be converted at any time. As of February 1, 2006, holders of warrants and options to purchase an aggregate of 8,623,901 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144.

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

As of February 1, 2006, we held approximately 71 U.S. patents and had 1 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe, and Asia for many of these patents. The expiration dates of our patents range from 2009 to 2021, with the majority expiring after 2015. As a qualifying small business from our inception to date, we have retained commercial ownership rights to proprietary technology developed under various U.S. government contracts and grants.

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

Revenue from sales to our international customers for three months ended December 31, 2005 and January 1, 2005, were approximately $0.5 million and $2.1 million, respectively. Our success depends, in part, on our ability to expand our market for our products and services to foreign customers and our ability to manufacture products that meet foreign regulatory and commercial requirements. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. We face numerous challenges in penetrating international markets, including unforeseen changes in regulatory requirements, export restrictions, fluctuations in currency exchange rates, longer accounts receivable cycles, difficulties in managing international operations, and the challenges of complying with a wide variety of foreign laws.

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

As of February 1, 2006, 425 shares of our Series B Preferred Stock were outstanding. Pursuant to the terms of the certificate of designation creating the Series B Preferred Stock, upon a liquidation of our company, the holders of shares of the Series B Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is $5,000 per share of Series B Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares. Prior to October 1, 2005, dividends accrued on the shares of Series B Preferred Stock at a rate of 6% per annum. On October 1, 2005, dividends began accruing on the Series B Preferred Stock at a rate of 8% per annum.

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

SATCON TECHNOLOGY CORPORATION
Date: February 13, 2006	By:

/s/ DAVID E. O’NEIL
David E. O’Neil
Vice President, Finance and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Asset Purchase agreement between SatCon Power Systems, Inc. and Qualmark Ling Corporation, dated December 13, 2005.
10.2

Third Loan Modification Agreement, dated as of February 2, 2006, by and between the Bank and the Company, SatCon Power Systems, Inc., SatCon Applied Technology, Inc., SatCon Electronics, Inc. and SatCon Power Systems Canada Ltd.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002