Form 10-Q
period 2006-04-01
SATCON TECHNOLOGY CORP
filed 2006-05-11
CIK 889423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2006

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

Common Stock, $0.01 Par Value,
38,893,251 shares outstanding as of May 1, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 1, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$6,805,594	$6,627,352
Restricted cash and cash equivalents	84,000	84,000
Accounts receivable, net of allowance of $752,047 and $651,463 at April 1, 2006 and September 30, 2005, respectively	5,254,971	6,473,665
Unbilled contract costs and fees	132,454	147,938
Inventory	6,441,883	7,017,419
Prepaid expenses and other current assets	765,574	587,083
Total current assets	$19,484,476	$20,937,457
Property and equipment, net	3,227,574	3,662,746
Goodwill, net	704,362	704,362
Intangibles, net	1,605,193	1,867,118
Other long-term assets	566,934	560,021
Total assets	$25,588,539	$27,731,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$2,000,000	$—
Current portion of long-term debt	158,269	167,588
Accounts payable	3,251,198	3,363,878
Accrued payroll and payroll related expenses	1,622,344	1,563,332
Other accrued expenses	1,717,932	2,225,003
Accrued contract losses	84,779	84,779
Deferred revenue	2,431,142	2,139,434
Total current liabilities	$11,265,664	$9,544,014
Redeemable convertible Series B preferred stock (425 shares issued and outstanding; face value $5,000 per share; liquidation preference 100%)	2,125,000	2,125,000
Long-term debt, net of current portion	76,416	143,590
Other long-term liabilities	333,004	316,844
Total Liabilities	$13,800,084	$12,129,448

Commitments and contingencies (Note H)

Stockholders’ equity:
Common stock; $0.01 par value, 100,000,000 and 50,000,000 shares authorized at April 1, 2006 and September 30, 2005, respectively; 38,605,662 and 38,283,208 shares issued and outstanding at April 1, 2006 and September 30, 2005, respectively	386,057	382,832
Additional paid-in capital	154,004,731	153,239,276
Accumulated deficit	(142,447,680)	(137,906,100)
Accumulated other comprehensive loss	(154,653)	(113,752)
Total stockholders’ equity	$11,788,455	$15,602,256
Total liabilities and stockholders’ equity	$25,588,539	$27,731,704

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Revenue:
Product revenue	$6,660,557	$7,131,571	$12,698,586	$15,401,795
Funded research and development and other revenue	946,281	1,141,757	2,025,333	2,054,622
Total revenue	7,606,838	8,273,328	14,723,919	17,456,417

Operating costs and expenses:
Cost of product revenue	5,845,145	6,465,842	11,646,978	13,684,541

Research and development and other revenue expenses:
Funded research and development and other revenue expenses	978,007	946,293	2,089,109	1,693,693
Unfunded research and development expenses	560,082	90,188	820,478	135,504
Total research and development and other revenue expenses	1,538,089	1,036,481	2,909,587	1,829,197
Selling, general and administrative expenses	3,359,374	2,799,801	5,847,226	5,321,881
Amortization of intangibles	111,671	111,671	223,342	223,342
Gain on sale of assets	—	—	(1,442,915)	—
Restructuring costs	—	—	—	(255,612)
Total operating costs and expenses	10,854,279	10,413,795	19,184,218	20,803,349
Operating loss	(3,247,441)	(2,140,467)	(4,460,299)	(3,346,932)
Net unrealized gain on warrants to purchase common stock	—	(28,975)	—	(7,036)
Other income (expense)	20,837	(111,366)	16,440	(129,422)
Interest income	95,299	9,287	142,397	11,105
Interest expense	(102,548)	(94,759)	(240,118)	(326,435)
Net loss	$(3,233,853)	$(2,366,280)	$(4,541,580)	$(3,798,720)
Net loss per weighted average share, basic and diluted	$(0.08)	$(0.07)	$(0.12)	$(0.12)
Weighted average number of common shares, basic and diluted	38,524,241	33,249,055	38,440,108	31,181,906

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended April 1, 2006
(Unaudited)

	Common	Common	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Shares	Stock	Capital	Deficit	Loss	Equity	Loss
Balance, September 30, 2005	38,283,208	$382,832	$153,239,276	$(137,906,100)	$(113,752)	$15,602,256

Net loss				(4,541,580)	—	(4,541,580)	$(4,541,580)

Issuance of common stock to 401(k) Plan	171,361	1,714	294,113	—	—	295,827	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock and issuance of restricted stock to employees	100,250	1,003	166,085	—	—	167,088	—
Issuance of common stock in lieu of six -months dividend on redeemable convertible Series B preferred stock	30,450	304	66,988	—	—	67,292	—
Issuance of common stock in connection with the exercise of warrants to purchase common stock	20,393	204	—	—	—	204	—

Employee stock-based compensation	—	—	238,269	—	—	238,269	—

Foreign currency translation adjustment	—	—	—	—	(40,901)	(40,901)	(40,901)

Comprehensive loss	—	—	—	—	—	—	$(4,582,481)

Balance, April 1, 2006	38,605,662	$386,057	$154,004,731	$(142,447,680)	$(154,653)	$11788,455

The accompanying notes are an integral part of these consolidated financial statements

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	April 1, 2006	April 2, 2005
Cash flows from operating activities:
Net loss	$(4,541,580)	$(3,798,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	(1,442,915)	—
Depreciation and amortization	738,199	937,763
Provision for uncollectible accounts	114,398	34,156
Net unrealized gain on warrants to purchase common stock	—	7,036
Non-cash compensation expense, including stock based compensation costs of $238,269 for the six months ended April 1, 2006	534,096	315,344
Non-cash interest expense	144,714	239,251
Changes in operating assets and liabilities:
Accounts receivable	1,104,296	(531,275)
Unbilled contract costs and fees	15,484	322,876
Prepaid expenses and other current assets	(238,205)	(31,174)
Inventory	(242,822)	(687,021)
Other long-term assets	(6,913)	(28,353)
Accounts payable	(147,255)	(211,378)
Accrued payroll and payroll related expenses, other expenses, accrued contract losses and restructuring costs	(385,767)	(1,584,978)
Deferred revenue	291,708	(143,780)
Other liabilities	16,160	(55,954)
Total adjustments	495,178	(1,417,487)
Net cash provided by (used in) operating activities	(4,046,402)	(5,216,207)

Cash flows from investing activities:
Net proceeds from sale of assets	2,316,884	—
Purchases of property and equipment	(97,138)	(180,280)
Net cash provided by (used in) investing activities	2,219,746	(180,280)

Cash flows from financing activities:
Net borrowings under bank line of credit	2,000,000	—
Repayment of long-term debt	(76,493)	(102,283)
Net Proceeds from issuance of common stock and warrants	—	7,486,960
Net proceeds from exercise of warrants and options to purchase common stock	122,292	20,615

Net cash provided by financing activities	2,045,799	7,405,292

Effect of foreign currency exchange rates on cash and cash equivalents	(40,901)	12,642

Net increase in cash and cash equivalents	178,242	2,021,447
Cash and cash equivalents at beginning of period, including restricted cash and cash equivalents	6,711,352	2,183,052
Cash and cash equivalents at end of period, including restricted cash and cash equivalents	$6,889,594	$4,204,499

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-Cash Investing and Financing Activities:
Valuation adjustment for Series B preferred stock and warrants	$—	$168,979
Common stock issued in lieu of dividend on redeemable convertible Series B Preferred Stock	$67,292	$63,750
Employee stock-based compensation	$238,269	$—
Common stock issued related to 401(K) contributions	$295,827	$294,854
Interest and Income Taxes Paid:
Interest	$95,405	$87,184
Income Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2006 AND April 2, 2005
(Unaudited)

Note A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its wholly-owned subsidiaries (collectively, the “Company”) as of April 1, 2006 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All inter company accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended September 30, 2005. Operating results for the three and six months ended April 1, 2006 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each of the past ten years. As of April 1, 2006, it had an accumulated deficit of $142.4 million since inception. During the six months ended April 1, 2006, the Company incurred a loss from operations of approximately $4.5 million, while using net cash from operations of approximately $4.0 million. The Company’s restricted cash balances at April 1, 2006 and September 30, 2005 were $84,000.

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

On December 13, 2005, the Company sold its shaker and amplifier product lines, and the associated inventory and intellectual property to Qualmark, Inc., for proceeds of approximately $2.3 million. The Company recorded a gain on the sale of these assets of approximately $1.4 million in its results of operations for the six month period ended April 1, 2006.

The Company anticipates that its current cash together with the ability to borrow under the credit facility will be sufficient to fund its operations at least through April 1, 2007. This assumes the Company achieves its business plan. The business plan envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past. Further, this assumes that the Company will be able to remain in compliance with all covenants under the credit facility, if, however, the Company is unable to realize its business plan and is unable to remain in compliance with the credit facility with Silicon Valley Bank (the “Bank”), the Company may be forced to raise additional funds by selling stock or taking other actions to conserve its cash position.

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

The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as research and development expense as incurred. As of April 1, 2006 and September 30, 2005, the Company has accrued approximately $85,000 for anticipated contract losses on commercial contracts.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, overnight repurchase agreements with the Bank and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At April 1, 2006, the Company had approximately $6.1 million invested in a money market account with a national bank. At April 1, 2006 and September 30, 2005, the Company has restricted cash as indicated in the table below. In addition, at April 1, 2006 and September 30, 2005, the Company had overnight repurchase agreements with the Bank of $629,439 and $6,542,743, respectively.

Restricted Cash	April 1, 2006	September 30, 2005
Security deposits	$34,000	$34,000
Certificates of Deposit	50,000	50,000
Total restricted Cash	$84,000	$84,000

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders’ equity (deficit) is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions are reflected in the loss from operations and were not significant during the three and six months ended April 1, 2006 or April 2, 2005.

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

Accounting for Stock-based Compensation

The Company has several stock-based employee compensation plans. On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) Accounting for Stock-based Compensation, using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). At the time of adoption the Company had no un-vested outstanding options. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. Previously, the Company had followed Accounting Principles Board (“APB”) Opinion No. 25,

Accounting for Stock Issued to Employees, and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements.

The Company recognized the full impact of its share-based payment plans in the consolidated financial statements for the three and six months ended April 1, 2006 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table presents share-based compensation expense included in the Company’s consolidated statement of operations:

	Three Months Ended	Six Month Ended
	April 1, 2006	April 1, 2006
Cost of product revenue	$—	$—
Funded research and development and other revenue expense	732	1,058
Un-funded research and development and other revenue expenses	488	785
Selling, general and administrative expenses (1)	233,340	236,426

Share based compensation expense before tax	$234,560	$238,269

Income tax benefit	—	—

Net compensation expense	$234,560	$238,269

(1)             Includes non-cash compensation expense associated with restricted stock issued (see below).

(2)             Compensation expense associated with the granting of stock options to employees is being recognized on a straight line basis over the service period of the option. In instances where the actual compensation expense would be greater than that calculated using the straight line method, the actual compensation expense is recorded in that period.

The Company had previously adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, through disclosure only. SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company previously accounted for stock- based compensation of employees under the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, and had elected the disclosure-only alternative under SFAS No. 123. The Company records the fair value as determined using the Black- Scholes option-pricing model of stock options and warrants granted to non-employees in exchange for services in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and is amortized ratably over the period the service is performed in the consolidated statement of operations.

No stock based employee compensation costs were included in the determination of net loss for the three and six months ended April 2, 2005.

The following table illustrates the effect on net loss and loss per share for the three and six months ended April 2, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based awards.

	Three Months Ended		Six Months Ended
	April 2, 2005		April 2, 2005
	Net Loss	Loss Per Share	Net Loss	Loss Per Share
As Reported	$(2,366,280)	$(0.07)	$(3,798,720)	$(0.12)
Stock based employee compensation expense	(1,843,522)	(0.05)	(2,011,978)	(0.06)
Pro Forma	$(4,209,802)	$(0.12)	$(5,810,698)	$(0.18)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996.

The weighted-average grant-date fair value of options granted during the three and six months ended April 1, 2006 and April 2, 2005 were $2.19 and $1.94, and $1.71 and $1.89, respectively, per option. The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended		Six Months Ended
Assumptions:	April 1, 2006	April 2, 2005,	April 1, 2006	April 2, 2005,
Expected life	5.0 years to 6.25 years(1)	7 years	5.0 years to 6.25 years (1)	7 years
Expected volatility ranging from	89.8% - 96.5%(2)	58.2% to 64.5%	89.8% - 96.5% (2)	58.2% to 80.4%
Dividends	none	none	none	none
Risk-free interest rate	4.29% to 4.76% (3)	4%	4.29% to 4.76% (3)	4%

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

(4)             The forfeiture rate for each option grant is 0%, Upon adoption of the provision all outstanding stock options were vested. The forfeiture rate is reviewed by the Company periodically.

In December 2005, the Company granted 50,000 shares of restricted common stock to a senior executive as permitted under the 2005 Stock Incentive Compensation Plan. This grant vests 12,500 shares per quarter over four quarters. 12,500 of these restricted shares vested during the quarter ended April 1, 2006. Compensation expense for the number of shares issued is recognized over the service period and is recorded in the consolidated statement of operations as a component of selling, general and administrative expense. For the three and six month periods ended April 1, 2006, compensation expense of $15,235 has been recognized related to this restricted stock award. This amount is included in the table above that presents share-based compensation expense included in the Company’s consolidated statement of operations.

Stock Option Plans

Under the Company’s 1992, 1994, 1996, 1998, 1999, 2000, 2002 and 2005 Stock Option Plans (collectively, the “Plans”), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase up to 7,250,000 shares of the Company’s common stock. At April 1, 2006, 3,929,845 of the 7,250,000 stock options available for grant under the Plans have been granted.

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

The following table summarizes activity of the Company’s stock plans since September 30, 2004:

	Options Outstanding			Restricted Stock Awards Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Number of	Weighted Average Grant Date	Aggregate Intrinsic
	Shares	Exercise Price	(years)	Shares	Fair Value	Value
Outstanding at September 30, 2004	2,061,294	$6.30	6.74	—	$—
Grants	2,329,008	$1.77		—	—
Exercises	(144,000)	$1.08		—	—
Cancellations	(568,207)	$4.08

Outstanding at September 30, 2005	3,678,095	$3.98	7.12	—	$—
Grants	377,500	$1.94		37,500	$1.41
Exercises	(92,750)	$1.34		—	—
Cancellations	(33,000)	$4.87		—	—

Outstanding At April 1, 2006	3,929,845	$3.84	6.93	37,500	$1.41	$1,735,550
Exercisable at April 1, 2006	3,708,345	$3.95				$1,639,190

Information related to stock options outstanding as of April 1, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price
$0.41 to $1.42	750,450	8.53	$1.10	667,950	$1.06
$1.42 to $1.76	898,000	9.00	$1.68	877,000	$1.68
$1.78 to $2.05	826,733	5.99	$2.01	811,733	$2.01
$2.07 to $5.69	757,912	6.72	$3.89	654,912	$4.12
$5.80 to $17.56	688,250	3.85	$11.62	688,250	$11.62
$17.75	8,500	4.61	$17.75	8,500	$17.75

$0.41 to $17.75	3,929,845	6.93	$3.84	3,708,345	$3.95

Options for the purchase of 3,673,595 shares were exercisable at September 30, 2005, with a weighted-average exercise price of $3.98.

The following table summarizes the status of the Company’s non-vested shares since September 30, 2004:

	Non-vested Options		Non-vested Restricted Stock Awards
	Number	Weighted	Number	Weighted Average
	of	Average	of	Grant Date
	Shares	Exercise Price	Shares	Fair Value
Non-vested at September 30, 2004	496,500	$4.09	—	$—
Granted	2,329,008	$1.77	—	$—
Vested	(2,252,801)	$2.79	—	$—
Forfeited	(568,207)	$4.08	—	$—

Non-vested at September 30, 2005	4,500	$2.70	—	$—
Granted	377,500	$1.94	50,000	$1.41
Vested	(160,500)	$2.00	(12,500)	$1.41
Forfeited	—	$—	—	$—

Non-vested At April 1, 2006	221,500	$1.91	37,500	$1.41

As of April 1, 2006, there was approximately $0.4 million of total unrecognized costs related to non-vested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of approximately 1.3 years. Options to purchase 92,750 shares were exercised during the six month period ended April 1, 2006; these options had an intrinsic value of approximately $0.2 million on their date of exercise.

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

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk principally consist of cash equivalents; trade accounts receivable and unbilled contract costs.

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

Reclassifications

Certain prior-year balances have been reclassified to conform to current-year presentation.

Note D.   Loss per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Net loss	$(3,233,853)	$(2,366,280)	$(4,541,580)	$(3,798,720)
Basic and diluted:
Common shares outstanding, beginning of period	38,382,707	29,114,757	38,283,208	28,226,010
Weighted average common shares issued during the period	141,534	4,134,298	156,900	2,955,896
Weighted average shares outstanding—basic and diluted	38,524,241	33,249,055	38,440,108	31,181,906

Net loss per weighted average share, basic and diluted	$(0.08)	$(0.07)	$(0.12)	$(0.12)

As of April 1, 2006 and April 2, 2005, shares of common stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive. In addition, shares of common stock issuable upon the conversion of redeemable convertible preferred stock were excluded from the diluted weighted average common shares outstanding as their effect would also have been dilutive.  The table below summarizes the option and warrants and convertible preferred stock that were excluded from the calculation above due to their effect being antidilutive:

	April 1, 2006	April 2, 2005
Common stock issuable upon the exercise of:
Options	3,708,345	3,473,845
Warrants	4,945,663	3,551,980
Total Options and Warrants excluded	8,654,008	7,025,825

Common stock issuable upon the conversion of redeemable convertible Series B Preferred Stock	961,538	900,424

Note E. Inventory

Inventory components at the end of each period were as follows:

	April 1, 2006	September 30, 2005
Raw material	$1,962,279	$2,265,000
Work-in-process	2,938,364	3,000,729
Finished goods	1,541,240	1,751,690
	$6,441,883	$7,017,419

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

The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations, including amortization of intangibles. Common costs not directly attributable to a particular segment are included in the Applied Technology segment. These costs include corporate costs such as executive officer compensation, facility costs, legal, audit and tax and other professional fees and totaled $1,121,415, and $1,003,758 for the three months ended April 1, 2006 and April 2, 2005, respectively, and $1,761,654 and $1,298,276 for the six months ended April 1, 2006 and April 2, 2005, respectively.

The following is a summary of the Company’s operations by operating segment:

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Applied Technology:
Funded research and development and other revenue	$946,281	$1,141,757	$2,025,333	$2,054,622
Loss from operations, including amortization of intangibles $80,421 for the three months ended April 1, 2006 and April 2, 2005, and $160,842 for the six months ended April 1, 2006 and April 2, 2005	$(1,804,698)	$(1,344,357)	$(3,035,413)	$(2,112,276)

Power Systems:
Product revenue	$4,092,575	$4,597,483	$7,556,733	$10,628,063
Loss from operations	$(1,285,390)	$(975,341)	$(1,203,295)	$(1,271,389)

Electronics:
Product revenue	$2,567,982	$2,534,088	$5,141,853	$4,773,732
Income (loss) from operations, including amortization of intangibles of $31,250 for the three months ended April 1, 2006 and April 2, 2005, and $62,500 for the six months ended April 1, 2006 and April 2, 2005	$(157,353)	$179,231	$(221,591)	$36,733

Consolidated:
Product revenue	$6,660,557	$7,131,571	$12,698,586	$15,401,795
Funded research and development and other revenue	946,281	1,141,757	2,025,333	2,054,622

Total revenue	$7,606,838	$8,273,328	$14,723,919	$17,456,417
Operating loss	(3,247,441)	(2,140,467)	(4,460,299)	(3,346,932)
Net unrealized loss on warrants to purchase common stock	—	(28,975)	—	(7,036)
Other income	20,837	(111,366)	16,440	(129,422)
Interest income	95,299	9,287	142,397	11,105
Interest expense	(102,548)	(94,759)	(240,118)	(326,435)
Net loss	$(3,233,853)	$(2,366,280)	$(4,541,580)	$(3,798,720)

Common assets not directly attributable to a particular segment are included in the Applied Technology segment. These assets include cash and cash equivalents, prepaid and other corporate assets and amounted to $7,416,172 and $7,177,184 at April 1, 2006 and September 30, 2005, respectively. The following is a summary of the Company’s assets by operating segment:

	April 1, 2006	September 30, 2005
Applied Technology:
Segment assets	$10,654,885	$10,873,609
Power Systems:
Segment assets	9,249,400	10,917,750
Electronics:
Segment assets	5,684,254	5,940,345
Consolidated total assets	$25,588,539	$27,731,704

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Revenue by geographic region based on location of customer:
United States	$6,262,505	$7,911,380	12,925,488	$14,969,428
Rest of world	1,344,333	361,948	1,798,431	2,486,989
Total revenue	$7,606,838	$8,273,328	$14,723,919	$17,456,417

	April 1,	September 30,
	2006	2005
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:
United States	$5,432,583	$6,168,998
Rest of world	104,546	65,228
Total long-lived assets (including goodwill and intangible assets)	$5,537,129	$6,234,226

Note G.   Legal Matters

From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business. The Company is not aware of any current or pending litigation in which the Company is or may be a party that it believes could materially adversely affect the results of operations or financial condition or net cash flows.

Note H.   Commitments and Contingencies

Letters of Credit:

The Company utilizes a standby letter of credit to satisfy a security deposit requirement. Outstanding standby letters of credit as of April 1, 2006 and September 30, 2005 were $34,000. The Company is required to pledge cash as collateral on these outstanding letters of credit. As of April 1, 2006 and September 30, 2005, the cash pledged as collateral for these letters of credit was $34,000 and is included in restricted cash and cash equivalents on the balance sheet.

Purchase Commitments:

In the ordinary course of business the Company enters into agreements with vendors for the purchase of goods and services through the issuance of purchase orders. In general the majority of these purchases do not represent commitments of the Company until the goods or services are received. In the third quarter of fiscal 2003 the Company provided for approximately $900,000 related to outstanding purchase commitments that were related to its Shaker and UPS product lines. At April 1, 2006 and September 30, 2005 the balance outstanding on these purchase commitments was $327,800. These amounts are included in other accrued expenses in the Company’s consolidated balance sheet.

Employment Agreements:

The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. As of April 1, 2006 and September 30, 2005, the Company’s potential obligation to these employees was approximately $500,000.

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

In the third and fourth quarters of fiscal 2004 and through the end of the first quarter of fiscal 2005, the Company encountered unanticipated problems related to performance requirements. At the end of the third quarter of 2004 the Company had completed the technical design and was working on integration and testing. At that time, the Company estimated that it would incur costs of approximately $3.0 million to complete the project. Accordingly, the Company has recorded additional charges in the third and fourth fiscal quarters of 2004 totaling $0.9 million. During fiscal 2005, there were no changes to the Company’s estimate and upon completion of the contract $0.1 million was recorded as an additional charge. All contract elements were delivered to the customer. During the fourth quarter of fiscal 2005 the Company recognized approximately $1.5 million in revenue related to this contract. In addition, due to the loss related to this contract, the Company recorded approximately $0.1 million in costs during fiscal 2005. The Company did not incur any contract losses through the three or six months ended April 1, 2006.

Line of Credit:

Effective February 10, 2006, the Company entered into a loan modification agreement (the “Fourth Loan Modification Agreement”) with the Bank, which amended its existing credit facility (as amended, the “Loan Agreement”). Under the terms of the Loan Agreement, the Bank will provide the Company with a credit line of up to $7.0 million. The Loan Agreement is secured by most of the assets of the Company and advances under the Loan Agreement are limited to 80% of eligible receivables and up to $1.0 million based on the levels of eligible inventory.

Interest on outstanding borrowings accrues at the Bank’s prime rate of interest plus 1.5% per annum. In addition, the Loan Agreement provides the ability to borrow up to $3,000,000 on a revolver basis paying only interest provided that the Company remain in compliance with all financial covenants, as defined. In addition, the Company will pay to the Bank a collateral handling fee of $750 per month and have agreed to the following additional fees: (i) $25,000 commitment fee; (ii) an unused line fee in the amount of 0.5% per annum; and (iii) an early termination fee of 0.5% of the total credit line if we terminate the Loan Agreement within the first six months. The Loan Agreement contains certain financial covenants relating to tangible net worth, as defined, which we must satisfy in order to continue to borrow from the Bank. The Loan Agreement will expire on January 29, 2007. As of April 1, 2006, there was $2,000,000 outstanding under the credit facility.

Note I.   Restructuring  Costs

As of September 30, 2004, the Company had $495,612 accrued related to a restructuring cost, which was established in April 2002. On January 27, 2005, the Company reached a settlement with the landlord of the Anaheim, California facility in the amount of $240,000 as final settlement for all claims. In addition, at that time, the Company determined that all remaining restructuring liabilities accrued were no longer warranted and that all matters related to the restructuring charge have been settled; accordingly, the Company has adjusted all remaining balances related to severance costs, facilities cost and equipment costs remaining as of January 1, 2005, resulting in a reduction of accrued restructuring charges of $255,612 which are reflected in the Company’s statement of operations for the six month period ended April 2, 2005. The remaining balance was paid by the Company in the second quarter of fiscal 2005.

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

The following is a summary of the Company’s accrued warranty activity for the following periods:

	Six Months Ended	Fiscal Year Ended
	April 1, 2006	September 30, 2005
Balance at beginning of period	$680,469	$642,119
Provision	124,100	455,950
Usage	(323,406)	(417,600)
Other	(35,000)	—
Balance at end of period	$446,163	$680,469

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

Recent Developments

Effective February 10, 2006, we entered into a loan modification agreement (the “Fourth Loan Modification Agreement”) with the Bank, which amended our existing credit facility (as amended, the “Loan Agreement”). Under the terms of the Loan Agreement, the Bank will provide us with a credit line of up to $7.0 million. The Loan Agreement is secured by most of the assets of the Company and advances under the Loan Agreement are limited to 80% of eligible receivables and up to $1.0 million based on the levels of eligible inventory. Interest on outstanding borrowings accrues at the Bank’s prime rate of interest plus 1.5% per annum. In addition, the Loan Agreement provides the ability to borrow up to $3,000,000 on a revolver basis paying only interest provided that we remain in compliance with all financial covenants, as defined. In addition, we will pay to the Bank a collateral handling fee of $750 per month and have agreed to the following additional fees: (i) $25,000 commitment fee; (ii) an unused line fee in the amount of 0.5% per annum; and (iii) an early termination fee of 0.5% of the total credit line if we terminate the Loan Agreement within the first six months. The Loan Agreement contains certain financial covenants relating to tangible net worth, as defined, which we must satisfy in order to continue to borrow from the Bank. The Loan Agreement will expire on January 29, 2007. As of April 1, 2006, there was $2,000,000 outstanding under the credit facility.

On April 1, 2006, the last day of our second fiscal quarter, we determined that the market value of our common equity held by non-affiliates exceeded $75 million. As a result, we must comply with the requirements of Section 404 of the Sarbanes Oxley Act of 2002, and the rules and regulations promulgated thereunder, with the close of this current fiscal year ending on September 30, 2006.

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

We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed-upon the final indirect cost rates for the fiscal year ended September 30, 2003. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of April 1, 2006 and September 30, 2005, we have accrued approximately $0.1 million, respectively, for anticipated contract losses.

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

Fiscal Year	Fiscal Quarter ended	Value of Inventory Reserve Used	Value of Purchase Commitments Reserve Used	Period Reduction to Cost of Sales	Fiscal Year to Date Reduction to Cost of Sales	Cumulative Reduction to Cost of Sales
2005	January 1, 2005	$81,000	$—	$81,000	$81,000	$774,000
	April 2, 2005	$58,000	$88,000	$146,000	$227,000	$920,000
	July 2, 2005	$83,000	$—	$83,000	$310,000	$1,003,000
	September 30, 2005	$—	$—	$—	$310,000	$1,003,000

2006	December 31, 2005	$—	$—	$—	$—	$1,003,000
	April 1, 2006	$—	$—	$—	$—	$1,003,000

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of approximately $40 million as of April 1, 2006, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

Three Months Ended April 1, 2006 Compared to Three Months Ended April 2, 2005

Product Revenue. Product revenue decreased by $0.5 million, or 6.6%, from $7.1 million in fiscal 2005 to $6.7 million in fiscal 2006.

	Three months ended
	(in thousands)
Division	April 1, 2006	April 2, 2005	$ Change	% Change
Power Systems	$4,093	$4,597	$(505)	-11.0%
Electronics	2,568	2,534	$34	1.3%
Total product revenue	$6,661	$7,131	$(471)	-6.6%

The decrease of $0.4 million in revenue from Power Systems, as compared to the same period in fiscal 2005, was largely due to the following:

•                  Plasma Torch product line revenues decreased approximately $0.3 million,

•                  Fuel Cell Inverter line revenues decreased approximately $0.5 million,

•                  Test and Measurement product line revenue decreased approximately $0.3 million. Compared to the same period in fiscal 2005, revenues in our test and measurement product line, which includes the shaker and amplifier product lines that were sold in December 2005, were approximately $0.1 million as compared to $0.5 million in the same period in fiscal 2005. Moving forward there will be no more revenue from shaker and amplifier products. For fiscal year 2005, shaker and amplifier revenues were approximately $2.4 million, and

•                  Motor product line revenues decreased by approximately $0.2 million.

These decreases were partially offset by increases in the following lines of business:

•                  Solar Converter line revenue increased approximately $0.3 million,

•                  Industrial power supplies increased approximately $0.4 million, and

•                  MagLev product line revenue increased approximately $0.2 million.

Revenues in the Electronics division remained relatively flat as compared to the same period in fiscal 2005.

Funded research and development and other revenue. Funded research and development and other revenue decreased from $1.1 million in fiscal 2005 to $0.9 million in fiscal 2006. The decrease in revenue is due to a contract with General Atomics ending during the quarter, which accounted for approximately $0.3 million of the decrease; other smaller commercial contracts which existed in fiscal 2005 accounted for approximately $0.1 million of the decrease. These decreases were offset by additional revenue related to a BAE Systems contract, which was approximately $0.2 million.

Cost of product revenue. Cost of product revenue decreased $0.6 million, or 9.6%, from $6.5 million in fiscal 2005 to $5.8 million in fiscal 2006.

	Three months ended
	(in thousands)
Division	April 1, 2006	April 2, 2005	$ Change	% Change
Power Systems	$3,749	$4,580	$(831)	-18.2%
Electronics	2,097	1,886	$211	11.2%
Total cost of product revenue	$5,845	$6,466	$(620)	-9.6%

The decrease was primarily attributable the mix of products sold during the period and to lower revenues compared to fiscal 2005 in our Power Systems division. These savings were offset, in part, by a slight increase in overhead costs during the period.  The Electronics division saw a slight increase in the cost of product revenue due to the mix of its business during the period.

Gross Margin. Gross margins on product revenue increased from 9% for the three months ended April 2, 2005 to 12% for the three months ended April 1, 2006. Gross margin by division is broken out below.

	Three months ended
Division	April 1, 2006	April 2, 2005
Power Systems	8%	0%
Electronics	18%	26%
Total gross margin %	12%	9%

In our Power Systems division, the increase in gross margin by 8% is a direct result of the product mix during the period along with virtually no sales of shaker and amplifier products, which we sold in the first quarter of fiscal 2006, for which margins had been low and continued manufacturing inefficiencies (which includes overhead costs that are attributable to manufacturing), combined with higher materials costs and costs of labor as compared to the same period in fiscal 2005. The decrease in gross margins in our Electronics division is primarily due to mix of products sold during the period compared to that of fiscal 2005.

Funded research and development and other revenue expenses. Funded research and development and other revenue expenses increased by approximately $0.1 million, or 3%, from $0.9 million in fiscal 2005 to $1.0 million in fiscal 2006.  The gross margin on funded research and other revenue decreased from 17% in fiscal 2005 to (3%) in fiscal 2006. This decrease is a partly attributable to efforts spent during the quarter focused on continued bid and proposal activities, as well as other non-revenue generating activities which are categorized as funded research and development and other revenue expenses.

Unfunded research and development expenses. We expended approximately $0.6 million on unfunded research and development in fiscal 2006 compared with approximately $90,000 spent in fiscal 2005. The spending in the second quarter of fiscal 2006 and 2005 was related to unfunded engineering in our Electronics and Power Systems divisions for the development of new products and technologies.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately $0.6 million, or 20%, from $2.8 million in fiscal 2005 to $3.4 million in fiscal 2006. Approximately $0.2 million of the increase is directly attributable to compensation costs related to the issuance of stock options to employees and directors of the Company pursuant to SFAS 123(R) charged to operations during the period and approximately $0.4 million was associated with higher sales and marketing payroll, legal and other corporate costs as compared to the same period in fiscal 2005.

Amortization of intangibles. Amortization of intangibles remained flat at $0.1 million.

Net unrealized gain on warrants to purchase common stock. We had an approximately $29,000 unrealized gain on warrants to purchase common stock in the first quarter of fiscal 2005. We accounted for our warrants to purchase Beacon Power Corporation’s common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we had recorded these warrants at their fair value at April 2, 2005.  These warrants expired un-exercised in April 2005.

Other Income (expense). Other Income was approximately $20,000 for second quarter of fiscal year 2006 compared to other expense of approximately $0.1 million for the second quarter of fiscal 2005. Other income for fiscal 2006 consists primarily of payments received for miscellaneous items sold during the period that had previously been charged off in prior periods.

Interest income. Interest income was approximately $0.1 million for fiscal year 2006 and is directly attributable to our cash on hand.

Interest expense. Interest expense remained flat at approximately $0.1 million. Interest expense in fiscal 2006 includes approximately $42,500 of non-cash interest associated with dividends on the Series B preferred stock, as well as $15,000 of non-cash interest associated with amortization of warrants issued to the Bank. In addition, during the quarter we had borrowing under our credit facility with the Bank, interest expense related to our line of credit during the quarter was approximately $30,000, and there was $2.0 million outstanding under the line at April 1, 2006.

Six Months Ended April 1, 2006 Compared to Six  Months Ended April 2, 2005

Product Revenue. Product revenue decreased by $2.7 million, or 17.6%, from $15.4 million in fiscal 2005 to $12.7 million in fiscal 2006.

	Six months ended
	(in thousands)
Division	April 1, 2006	April 2, 2005	$ Change	% Change
Power Systems	$7,557	$10,628	$(3,071)	-28.9%
Electronics	5,142	4,774	$368	7.7%
Total product revenue	$12,699	$15,402	$(2,703)	-17.6%

The decrease in product revenue was comprised of approximately $3.1 million from our Power Systems division offset by an increase of $0.4 million from our Electronics division.  This decrease of $3.1 million in revenue from Power Systems, as compared to the same period in fiscal 2005, was largely due to the following:

•                  Plasma Torch product line revenues decreased approximately $1.9 million. In the same period in fiscal 2005 we recognized approximately $1.7 million in revenue related to sales to international customers. There were virtually no sales in fiscal 2006 related to the Plasma Torch product line,

•                  Fuel Cell Inverter line revenues decreased approximately $1.3 million,

•                  MagLev product line revenue decreased approximately $0.6 million,

•                  Test and Measurement product line revenue decreased approximately $0.4 million. Compared to the same period in fiscal 2005, revenues in our test and measurement product line, which includes the shaker and amplifier product lines that were sold in December 2005, were approximately $1.0 million compared to $0.7 million for the same period in fiscal 2006. Moving forward there will be no more revenue from shaker and amplifier products. For fiscal year 2005, shaker and amplifier revenues were approximately $2.4 million,

•                  Frequency convert line revenue decreased approximately $0.2 million, and

•                  Motor product line revenues decreased approximately $0.1 million.

These decreases were partially offset by increases in the following lines of business:

•                  Solar Converter line revenue increased approximately $1.0 million, and

•                  Industrial Power Supplies revenues increased y approximately $0.3 million.

Revenues in the Electronics division increased approximately $0.4 million. The increase was primarily due to increased sale to commercial non-government customers as compared to fiscal 2005 and to a lesser extent increases in sales to government customers.

Funded research and development and other revenue. Funded research and development and other revenue remained virtually flat at approximately $2.0 million as compared to approximately $2.1 million in fiscal 2005. Revenues related to contracts with the Department of Defense increased approximately $0.2 million,  Electric Boat approximately $0.2 million and BAE Systems approximately $0.4 million, offset by decreases in revenues from Department of Energy related contracts of approximately $0.2 million, General Atomics of approximately $0.5 million and other commercial customers of approximately $0.2 million.

Cost of product revenue. Cost of product revenue decreased $2.0 million, or 14.9%, from $13.7 million in fiscal 2005 to $11.6 million in fiscal 2006.

	Six months ended
	(in thousands)
Division	April 1, 2006	April 2, 2005	$ Change	% Change
Power Systems	$7,448	$9,925	$(2,477)	-25.0%
Electronics	4,199	$3,759	$440	11.7%
Total cost of product revenue	$11,647	$13,684	$(2,037)	-14.9%

The decrease was primarily attributable to lower revenues compared to fiscal 2005 in our Power Systems division. These savings were offset, in part, by a slight increase in overhead costs during the period.  The Electronics division saw a slight increase in the cost of product revenue commensurate with the increase in revenue for the period.

Gross Margin. Gross margins on product revenue decreased from 11% for the six months ended April 2, 2005 to 8% for the six months ended April 1, 2006. Gross margin by division is broken out below.

	Six months ended
Division	April 1, 2006	April 2, 2005
Power Systems	1%	7%
Electronics	18%	21%
Total gross margin %	8%	11%

In our Power Systems division, the decrease in gross margin by 6% is a direct result of lower revenues, continued manufacturing inefficiencies (which includes overhead costs that are attributable to manufacturing), combined with higher materials costs, costs of labor and to a lesser extent the mix of products for the period as compared to the same period in fiscal 2005. The decrease in gross margins in our Electronics division is primarily due to mix of products sold during the period compared to that of fiscal 2005.

Funded research and development and other revenue expenses. Funded research and development and other revenue expenses increased by $0.4 million, or 24%, from $1.7 million in fiscal 2005 to $2.1 million in fiscal 2006.  The gross margin on funded research and other revenue decreased from 17.6% in fiscal 2005 to (3%) in fiscal 2006. This decrease is a partly attributable to efforts spent during the period focused on continued bid and proposal activities, as well as, other non-revenue generating activities which are categorized as funded research and development and other revenue expenses.

Unfunded research and development expenses. We expended approximately $0.8 million on unfunded research and development in fiscal 2006 compared with approximately $0.1 million spent in fiscal 2005. The spending in fiscal 2006 and 2005 was related to unfunded engineering in our Electronics and Power Systems divisions for the development of new products and technologies.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately $0.5 million, or 9.4%, from $5.3 million in fiscal 2005 to $5.8 million in fiscal 2006. Approximately $0.2 million of the increase is directly attributable to compensation costs related to the issuance of stock options to employees and directors of the Company pursuant to SFAS 123(R) charged to operations during the period. Increases in corporate costs were offset by reductions in our Applied Technology and Power Systems divisions. Corporate costs increased approximately $0.2 million primarily as a result of increased accounting and legal fees for the period as compared to fiscal 2005.

Amortization of intangibles. Amortization of intangibles remained flat at $0.2 million.

Gain on sale of assets. On December 13, 2005, we sold our shaker and amplifier product lines, and the associated inventory and intellectual property for proceeds of approximately $2.3 million. We recorded a gain on the sale of these assets of approximately $1.4 million for the six months ended April 1, 2006.

Restructuring costs. During April 2002, we commenced a restructuring plan designed to streamline our production base, improve efficiency and enhance our competitiveness and recorded a restructuring charge of $1.5 million. As of September 30, 2004 the balance of the restructuring accrual was $495,612. On January 27, 2005 we agreed to settle our outstanding lawsuit with the landlord of the Anaheim, California facility for $240,000, for which approximately $300,000 had been allocated. As a result of this settlement and our evaluation of the remaining restructuring charges we recorded a benefit in our statement of operations for the six month period ended April 2, 2005 in the amount of $255,612. (See Note I. Restructuring Costs).

Net unrealized gain on warrants to purchase common stock. We had an approximately $7,000 unrealized gain on warrants to purchase common stock in the second quarter of fiscal 2005. We accounted for our warrants to purchase Beacon Power Corporation’s common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we had recorded these warrants at their fair value at April 2, 2005.  These warrants expired un-exercised in April 2005.

Other income (expense). Other income was approximately $16,000 for fiscal year 2006 compared to other expense of approximately $0.1 million for fiscal 2005.

Interest income. Interest income was approximately $142,000 for fiscal year 2006 and is directly attributable to our cash on hand.

Interest expense. Interest expense was approximately $0.2 million for fiscal 2006 compared with interest expense of approximately $0.3 million for fiscal 2005. Interest expense in fiscal 2006 includes approximately $85,000 of non-cash interest associated with dividends on the Series B preferred stock, as well as $60,000 of non-cash interest associated with amortization of warrants issued to the Bank. Interest expense in fiscal 2005 includes non-cash interest of approximately $0.2 million associated with our December 2004 financing and the related anti-dilution effects on the Series B preferred stock and warrants issued with the Series B preferred stock. In addition, during the period we had borrowing under our credit facility with the Bank, interest expense related to our line of credit during the period was approximately $45,000, and there was $2.0 million outstanding under the line at April 1, 2006.

Liquidity and Capital Resources

As of April 1, 2006, we had approximately $6.9 million of cash, of which $0.1 million was restricted. At that time $2.0 million had been drawn against our $7.0 million line of credit with Silicon Valley Bank. The maximum amount we can borrow under this line of credit is $7.0 million based upon 80% of eligible receivables. As of April 1, 2006, approximately $2.8 million could have been borrowed based on the level of eligible receivables.

We anticipate that our current cash together with the ability to borrow under our credit facility will be sufficient to fund our operations at least through April 1, 2007. This assumes that we will achieve our business plan and remain in compliance with all covenants within the credit facility. The business plan envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past. If, however, we are unable to realize our business plan, and are unable to remain in compliance with our credit facility with the Bank, we may be forced to raise additional funds by selling stock or taking other actions to conserve our cash position.

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

We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of April 1, 2006, we had an accumulated deficit of $142.4 million. Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities, public security offerings, and borrowings on our line of credit and capital equipment leases.

As of April 1, 2006, our cash and cash equivalents were approximately $6.9 million, including restricted cash and cash equivalents of $0.1 million and borrowings under our line of credit of $2.0 million; this represents an increase in our cash and cash equivalents of approximately $0.2 million from the $6.7 million on hand at September 30, 2005. Net cash used in operating activities for the six months ended April 1, 2006 was approximately $4.0 million as compared to net cash used in operating activities of $5.2 million for the six months ended April 2, 2005. Net  cash used in operating activities during the six months ended April 1, 2006 was primarily attributable to the net loss for the period of approximately $4.5 million, the gain on sale of assets of approximately $1.4 million related to the sale of certain assets from our shaker and amplifier product lines, which is included in our net loss for the period, in addition to, non-cash items such as depreciation and amortization, deferred revenue, non-cash compensation expense, non-cash interest expense and offset by other changes in working capital.

Net Cash provided by investing activities during the six months ended April 1, 2006 was approximately $2.2 million, of which approximately $2.3 million was related to the net proceeds on the sale of our shaker and amplifier product lines, and the associated inventory and intellectual property, during the period, offset slightly by cash of $0.1 million used to purchase fixed assets during the period. This compared to cash used in investing activities of approximately $0.2 million for the six months ended April 2, 2005 related to the purchase of fixed assets.

Cash provided by financing activities for the six months ended April 1, 2006 was $2.0 million as compared to $7.4 million for the six months ended April 2, 2005. Net cash provided by financing activities during fiscal 2006 includes $2.0 million of borrowings under our line of credit with the Bank and net proceeds received from the exercise of warrants and options to purchase common stock of approximately $0.1 million, offset in part by approximately $0.1 million related to payments on our capital lease obligations. Net cash provided by financing activities during fiscal 2005 includes approximately $7.5 million of net proceeds from the December 2004 financing transaction, offset in part by approximately $0.1 million related to payments on our capital lease obligations.

We lease equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments, as of April 1, 2006, under the capital and operating leases with non-cancelable terms are as follows:

Fiscal Years ended September 30,	Capital Leases	Operating Leases
2006	$83,794	$660,360
2007	143,590	1,337,019
2008	—	1,288,074
2009	—	1,250,992
2010	—	495,796
Thereafter	—	227,726
Total	$227,384	$5,259,967

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities. Interest on outstanding balances under our credit facility accrues at a rate equal to the Bank’s prime rate of interest plus 1.5% per annum. Our ability to carry out our business plan or our ability to finance future working capital requirements may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.

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

•                  With respect to the second significant deficiency, (i) as it relates to financial reporting disclosures, the Company has already enhanced its reporting disclosure checklist and review process to include a complete review of any documents being shared with the Company’s independent auditors; and (ii) as it relates to income tax disclosures, we plan to outsource this function to a qualified company during fiscal 2006, as well as implement procedures to ensure that our employees reviewing these types of disclosures receive the proper training.

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

In addition, we intend to continue to evaluate and, when appropriate, enhance our disclosure controls and procedures, including our internal control over financial reporting. In particular, we intend (as a result of the implementation of Section 404 of SOX) to rigorously assess, document and test our internal control over financial reporting during fiscal 2006 to ensure compliance with the rules and regulations promulgated under Section 404 for fiscal 2006. We anticipate that, as a result of this assessment process, changes will be made to our internal control over financial reporting and, if necessary, such changes will be described in our future filings under the Exchange Act. We anticipate that certain of these changes will also help address the conditions that Grant Thornton considers to be significant deficiencies in internal control over financial reporting.

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

For each of the past ten fiscal years, we have experienced losses from operating our businesses. As of April 1, 2006, we had an accumulated deficit of approximately $142.4 million. During the six months ended April 1, 2006 we had a loss from operations of approximately $4.5 million. If we are unable to operate on a cash flow breakeven basis during 2006, we may need to raise additional capital in order to sustain our operations. There can be no assurance that we will be able to achieve such results or to raise such funds if they are required.

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

We have authorized 100,000,000 shares of our common stock, of which 38,610,662 shares were issued and outstanding as of April 1, 2006. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise the capital that we may need at today’s stock prices, we will need to issue securities that are convertible into or exercisable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options, whether currently outstanding or subsequently granted, exercise their options or if warrant holders exercise their warrants to purchase shares of our common stock.

The sale or issuance of a large number of shares of our common stock could depress our stock price.

As of May 1, 2006, we have reserved 10,621,819 shares of common stock for issuance upon exercise of stock options and warrants, 1,786,311 shares for future issuances under our stock plans and 712,954 shares for future issuances as matching contributions under our 401(k) plan. We have also reserved 780,543 shares of common stock for issuance upon conversion of the outstanding Series B Preferred Stock, which can be converted at any time. As of May 1, 2006, holders of warrants and options to purchase an aggregate of 8,618,008 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144.

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

As of May 1, 2006, we held approximately 71 U.S. patents and had 1 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe, and Asia for many of these patents. The expiration dates of our patents range from 2009 to 2021, with the majority expiring after 2015. As a qualifying small business from our inception to date, we have retained commercial ownership rights to proprietary technology developed under various U.S. government contracts and grants.

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

Most of our engineering design contracts are structured on a cost-plus basis. However, on occasion we have entered into fixed price contracts, which may expose us to loss. A fixed priced contract, by its very nature, requires cost estimates during the bidding process and throughout the contract, as the program proceeds to completion. Depending upon the complexity of the program, the estimated completion costs could change frequently and significantly during the course of the contract. We regularly involve the appropriate people on the program and finance staffs to arrive at a reasonable estimate of the cost to complete.  However, due to unanticipated technical challenges and other factors, there is the potential for substantial cost overruns in order to complete the contract in accordance with the contract specifications. Currently we do not have any contracts of this type. During the fiscal year ended September 30, 2005, we had recorded losses on these contracts of approximately $0.1 million related to a fixed price contract which was completed during the period. No other losses were recorded on these contracts during fiscal 2005 or 2006.

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

Revenue from sales to our international customers for the six months ended April 1, 2006 and April 2, 2005, were approximately $1.8 million and $2.5 million, respectively. Our success depends, in part, on our ability to expand our market for our products and services to foreign customers and our ability to manufacture products that meet foreign regulatory and commercial requirements. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. We face numerous challenges in penetrating international markets, including unforeseen changes in regulatory requirements, export restrictions, fluctuations in currency exchange rates, longer accounts receivable cycles, difficulties in managing international operations, and the challenges of complying with a wide variety of foreign laws.

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

As of May 1, 2006, 345 shares of our Series B Preferred Stock were outstanding. Pursuant to the terms of the certificate of designation creating the Series B Preferred Stock, upon a liquidation of our company, the holders of shares of the Series B Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is $5,000 per share of Series B Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares. Prior to October 1, 2005, dividends accrued on the shares of Series B Preferred Stock at a rate of 6% per annum. On October 1, 2005, dividends began accruing on the Series B Preferred Stock at a rate of 8% per annum.

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

Item 4. Submission of Matters to a Vote of Security Holders:

The annual meeting of Stockholders of our Company was held on March 22, 2006. The following sets forth a brief description of each matter voted upon at the annual meeting and the number of votes cast for, against, withheld, as well as the number of abstentions and broker-non-votes, as to each such matter.

	PROPOSAL	FOR	AGAINST/ WITHHELD	ABSTAIN	Broker Non-Votes
(1)	To elect the following Class III Directors:
	Marshall J. Armstrong	30,190,267	1,608,184	—	—
	Daniel R. Dwight	31,323,858	474,593	—	—

(2)	To approve an amendment to the Company’s Certificate of Incorporation increasing from 50,000,000 to 100,000,000 the number of authorized shares of Common Stock	30,179,303	1,455,154	163,992	—

(3)	To ratify the selection of Vitale, Caturano & Company, Ltd. as independent public accountants for the Company for the fiscal year ending September 30, 2006	31,347,108	242,553	208,790	—

Item 5. Other Information:

Not applicable.

Item 6. Exhibits:

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SatCon Technology Corporation

Date: May 10, 2006	By:	/s/ DAVID E. O’NEIL
David E. O’Neil Vice President, Finance and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 23, 2006.

10.1

Fourth Loan Modification Agreement, dated as of February 10, 2006, by and between Silicon Valley Bank and the Company, SatCon Power Systems, Inc., SatCon Applied Technology, Inc., SatCon Electronics, Inc. and SatCon Power Systems Canada Ltd.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002