Form 10-Q
period 2006-07-01
SATCON TECHNOLOGY CORP
filed 2006-08-10
CIK 889423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2006

Commission File Number 1-11512

SATCON TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2857552
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

27 Drydock Avenue	02210
Boston, Massachusetts	(Zip Code)
(Address of principal executive offices)

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

Common Stock, $0.01 Par Value,
39,526,143 shares outstanding as of August 1, 2006.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 1, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,324,407	$6,627,352
Restricted cash and cash equivalents	84,000	84,000
Accounts receivable, net of allowance of $757,395 and $651,463 at July 1, 2006 and September 30, 2005, respectively	6,076,085	6,473,665
Unbilled contract costs and fees	214,567	147,938
Inventory	7,005,057	7,017,419
Prepaid expenses and other current assets	666,012	587,083
Total current assets	$17,370,128	$20,937,457
Property and equipment, net	3,079,698	3,662,746
Goodwill, net	704,362	704,362
Intangibles, net	1,474,234	1,867,118
Other long-term assets	309,405	560,021
Total assets	$22,937,827	$27,731,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$2,000,000	$—
Current portion of long-term debt	160,655	167,588
Accounts payable	3,395,767	3,363,878
Accrued payroll and payroll related expenses	1,555,952	1,563,332
Other accrued expenses	1,815,197	2,225,003
Accrued contract losses	84,779	84,779
Deferred revenue	2,394,179	2,139,434
Total current liabilities	$11,406,529	$9,544,014
Redeemable convertible Series B preferred stock (345 and 425 shares issued and outstanding at July 1, 2006 and September 30, 2005, respectively; face value $5,000 per share; liquidation preference 100%)	1,725,000	2,125,000
Long-term debt, net of current portion	35,346	143,590
Other long-term liabilities	110,856	316,844
Total liabilities	$13,277,731	$12,129,448

Commitments and contingencies (Note H)

Stockholders’ equity:
Common stock; $0.01 par value, 100,000,000 and 50,000,000 shares authorized at July 1, 2006 and September 30, 2005, respectively; 39,439,047 and 38,283,208 shares issued and outstanding at July 1, 2006 and September 30, 2005, respectively	394,391	382,832
Additional paid-in capital	155,266,120	153,239,276
Accumulated deficit	(145,934,135)	(137,906,100)
Accumulated other comprehensive loss	(66,280)	(113,752)
Total stockholders’ equity	$9,660,096	$15,602,256
Total liabilities and stockholders’ equity	$22,937,827	$27,731,704

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Revenue:
Product revenue	$6,852,666	$6,971,627	$19,551,252	$22,373,422
Funded research and development and other revenue	1,250,491	1,186,141	3,275,824	3,240,763
Total revenue	8,103,157	8,157,768	22,827,076	25,614,185

Operating costs and expenses:
Cost of product revenue	6,675,853	6,182,023	18,322,831	19,866,564

Research and development and other revenue expenses:
Funded research and development and other revenue expenses	1,100,077	1,205,756	3,189,186	2,899,449
Unfunded research and development expenses	512,819	145,397	1,333,297	280,901
Total research and development and other revenue expenses	1,612,896	1,351,153	4,522,483	3,180,350
Selling, general and administrative expenses	3,393,602	2,723,064	9,240,828	8,044,945
Amortization of intangibles	111,671	111,671	335,013	335,013
Gain on sale of assets	(189,960)	—	(1,632,875)	—
Restructuring costs	—	—	—	(255,612)
Total operating costs and expenses	11,604,062	10,367,911	30,788,280	31,171,260

Operating loss	(3,500,905)	(2,210,143)	(7,961,204)	(5,557,075)
Net unrealized gain on warrants to purchase common stock	—	—	—	(7,036)
Other income (expense)	42,535	(22,867)	58,975	(152,289)
Interest income	57,483	16,392	199,880	27,497
Interest expense	(85,568)	(57,283)	(325,686)	(383,718)
Net loss	$(3,486,455)	$(2,273,901)	$(8,028,035)	$(6,072,621)
Net loss per weighted average share, basic and diluted	$(0.09)	$(0.07)	$(0.21)	$(0.19)
Weighted average number of common shares, basic and diluted	39,114,884	33,364,094	38,665,033	31,909,302

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended July 1, 2006
(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
Balance, September 30, 2005	38,283,208	$382,832	$153,239,276	$(137,906,100)	$(113,752)	$15,602,256

Net loss		—		(8,028,035)		(8,028,035)	$(8,028,035)

Issuance of common stock to 401(k) Plan	233,955	2,340	437,453	—	—	439,793	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock and issuance of restricted stock to employees	242,850	2,429	352,785	—	—	355,214	—
Issuance of common stock in lieu of six -months dividend on redeemable convertible Series B preferred stock	67,905	679	149,390	—	—	150,069	—
Issuance of common stock in connection with the exercise of warrants to purchase common stock	430,134	4,301	(4,097)	—	—	204	—
Issuance of common stock in connection with the conversion of redeemable convertible Series B preferred stock	180,995	1,810	398,190	—	—	400,000	—
Employee stock-based compensation	—	—	693,123	—	—	693,123	—
Foreign currency translation adjustment	—	—	—	—	47,472	47,472	47,472
Comprehensive loss	—	—	—	—	—	—	$(7,980,563)
Balance, July 1, 2006	39,439,047	$394,391	$155,266,120	$(145,934,135)	$(66,280)	$9,660,096

The accompanying notes are an integral part of these unaudited consolidated financial statements

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	July 1, 2006	July 2, 2005
Cash flows from operating activities:
Net loss	$(8,028,035)	$(6,072,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	(1,632,875)	—
Depreciation and amortization	1,134,482	1,395,162
Provision for uncollectible accounts	114,398	105,902
Provision for excess and obsolete inventory	150,000	—
Net unrealized gain on warrants to purchase common stock	—	7,036
Non-cash compensation expense, including stock based compensation costs of $693,123 for the nine months ended July 1, 2006	1,132,916	601,341
Non-cash interest expense	179,658	274,387
Changes in operating assets and liabilities:
Accounts receivable	283,182	(302,134)
Unbilled contract costs and fees	(66,629)	303,381
Prepaid expenses and other current assets	(138,643)	161,889
Inventory	(955,996)	(1,406,636)
Other long-term assets	250,616	(21,875)
Accounts payable	(2,686)	(313,764)
Accrued payroll and payroll related expenses, other expenses, accrued contract losses and restructuring costs	(307,061)	(1,675,674)
Deferred revenue	254,745	292,562
Other liabilities	(205,988)	(61,107)
Total adjustments	190,119	(639,530)
Net cash used in operating activities	(7,837,916)	(6,712,151)

Cash flows from investing activities
Net proceeds from sale of assets	2,514,193	—
Purchases of property and equipment	(221,935)	(245,209)
Net cash provided by (used in) investing activities	2,292,258	(245,209)

Cash flows from financing activities:
Net borrowings under bank line of credit	2,000,000	—
Repayment of long-term debt	(115,177)	(150,968)
Net proceeds from issuance of common stock and warrants	—	7,486,960
Net proceeds from exercise of warrants and options to purchase common stock	310,418	47,291
Net cash provided by financing activities	2,195,241	7,383,283
Effect of foreign currency exchange rates on cash and cash equivalents	47,472	(11,141)
Net increase (decrease) in cash and cash equivalents	(3,302,945)	414,782
Cash and cash equivalents at beginning of period, including restricted cash and cash equivalents	6,711,352	2,183,052
Cash and cash equivalents at end of period, including restricted cash and cash equivalents	$3,408,407	$2,597,834

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-Cash Investing and Financing Activities:
Valuation adjustment for Series B preferred stock and warrants	$—	$168,979
Common stock issued in lieu of dividend on redeemable convertible Series B Preferred Stock	$150,069	$127,500
Common stock issued related to 401(K) contributions	$439,793	$427,094
Issuance of warrants to purchase common stock to consultant	$—	$20,490
Issuance of warrants to purchase common stock to Silicon Valley Bank	$—	$119,427
Compensation charge associated with the acceleration of unvested employee stock options	$—	$34,330
Interest and Income Taxes Paid:
Interest	$146,028	$109,332
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2006 AND July 2, 2005
(Unaudited)

Note A.   Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its wholly-owned subsidiaries (collectively, the “Company”) as of July 1, 2006 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended September 30, 2005. Operating results for the three and nine months ended July 1, 2006 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note B.   Realization of Assets and Liquidity

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years. In addition, the Company has used, rather than provided, cash from its operations.

The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each of the past ten years. As of July 1, 2006, it had an accumulated deficit of $145.9 million since inception. During the nine months ended July 1, 2006, the Company incurred a loss from operations of approximately $8.0 million, while using net cash from operations of approximately $7.8 million. The Company’s restricted cash balances at July 1, 2006 and September 30, 2005 were $84,000.

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

On December 13, 2005, the Company sold its shaker and amplifier product lines, and the associated inventory and intellectual property to Qualmark, Inc., for proceeds of approximately $2.3 million. The Company recorded a gain on the sale of these assets of approximately $1.4 million in its results of operations for the nine month period ended July 1, 2006.

On July 19, 2006, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with thirteen institutional investors (the “Purchasers”) in connection with the private placement (the “Private Placement”) of:

•                  $12,000,000 aggregate principal amount of senior secured convertible notes (the “Notes”), convertible into shares of the Company’s common stock at a conversion price of $1.65 per share;

•                  Warrant A’s to purchase up to an aggregate of 3,636,368 shares of the Company’s common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants; and

•                  Warrant B’s to purchase up to an aggregate of 3,636,368 shares of the Company’s common stock at a price of $1.68 per share for a period of 90 trading days beginning the later of six months from the date of such warrants and the date the Securities and Exchange Commission (the “SEC”) declares effective a shelf registration statement covering the resale of the common stock underlying the securities issued in the Private Placement (the “Registration Statement”); to the extent the Warrant B’s are exercised, the Purchasers will receive additional seven-year warrants to purchase a number of shares of common stock equal to 50% of the number of shares of common stock purchased upon exercise of the Warrant B’s at a price of $1.815 per share.

The net proceeds of the sale were approximately $11 million, after deducting placement fees and other offering-related expenses. In connection with the Private Placement, the Company also entered into a Security Agreement, dated July 19, 2006, with the Purchasers (the “Security Agreement”).

In addition, First Albany Capital (“FAC”) acted as placement agent in connection with the Private Placement. In addition to a cash transaction fee of $590,000, FAC or its assigns will receive five-year warrants to purchase 218,182 shares of the Company’s common stock at an exercise price of $1.87 per share. The Company also paid Ardour Capital, the Company’s financial advisor, approximately $250,000 for its services related to the Private Placement.

In connection with, and as a condition precedent to, the completion of the Private Placement, on July 20, 2006, the Company paid all amounts due and owing under its credit facility with Silicon Valley Bank (approximately $2 million) and terminated such facility. In doing so the Company incurred a termination fee of $17,500 and legal fees of $8,500.

See the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2006, for a detailed description of the Notes and related Warrants.

The Company anticipates that its current cash together with the net amount raised in the Private Placement will be sufficient to fund its operations at least through July 1, 2007. This assumes the Company achieves its business plan. The business plan envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past. Further, this assumes that the Company will be able to make payments of principal and interest under the Notes in shares of common stock and otherwise comply with the terms of the Notes; if, however, the Company is unable to realize its business plan or is unable to pay principal and interest under the Note in shares of common stock, or otherwise comply with the terms of the Notes, the Company may be forced to raise additional funds by selling stock or taking other actions to conserve its cash position, subject to the restrictions contained in the Purchase Agreement and the Notes.

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

The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as research and development expense as incurred. As of July 1, 2006 and September 30, 2005, the Company has accrued approximately $85,000 for anticipated contract losses on commercial contracts.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, overnight repurchase agreements with Silicon Valley Bank and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At July 1, 2006, the Company had approximately $2.6 million invested in a money market account with a national bank. At July 1, 2006 and September 30, 2005, the Company has restricted cash as indicated in the table below. In addition, at July 1, 2006 and September 30, 2005, the Company had overnight repurchase agreements with Silicon Valley Bank of $676,488 and $6,542,743, respectively.

Restricted Cash	July 1, 2006	September 30, 2005
Security deposits	$34,000	$34,000
Certificates of Deposit	50,000	50,000
Total restricted Cash	$84,000	$84,000

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

When assets are retired or otherwise disposed of, the cost and related depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operating expenses.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders’ equity (deficit) is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions are reflected in the loss from operations and were not significant during the three and nine months ended July 1, 2006 or July 2, 2005.

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

The Company recognized the full impact of its share-based payment plans in the consolidated financial statements for the three and nine months ended July 1, 2006 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table presents share-based compensation expense included in the Company’s consolidated statement of operations:

	Three Months Ended	Nine Month Ended
	July 1, 2006	July 1, 2006
Cost of product revenue	$73,934	$74,720
Funded research and development and other revenue expense	96,153	97,211
Un-funded research and development and other revenue expenses	—	—
Selling, general and administrative expenses (1)	284,767	521,192
Share based compensation expense before tax	$454,854	$693,123
Income tax benefit	—	—
Net compensation expense	$454,854	$693,123

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

During the three and nine months ended July 2, 2005, $34,330 of stock based employee compensation was included in the determination of net loss.

The following table illustrates the effect on net loss and loss per share for the three and nine months ended July 2, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based awards.

	Three Months Ended		Nine Months Ended
	July 2, 2005		July 2, 2005
	Net Loss	Loss Per Share	Net Loss	Loss Per Share
As Reported	$(2,273,901)	$(0.07)	$(6,072,621)	$(0.19)
Stock based employee compensation expense	(1,355,051)	(0.04)	(3,367,029)	(0.11)
Pro Forma	$(3,628,952)	$(0.11)	$(9,439,650)	$(0.30)

On April 8, 2005, the Board of Directors of the Company voted to accelerate the vesting of all outstanding and unvested options held by directors, officers and employees under the Company’s stock option plans. As a result of the acceleration, options to acquire 633,333 shares of the Company’s common stock, which otherwise would have vested from time to time over the next 48 months, became immediately exercisable. Included in the options to acquire 633,333 shares of the Company’s common stock were (i) options to purchase 591,583 shares with exercise prices greater than the Company’s closing stock price on April 8, 2005 ($1.59) (the “underwater options”) and (ii) options to purchase 41,750 shares with exercise prices below the Company’s closing stock price on April 8, 2005 (the “in-the-money options”). The underwater options had a weighted average exercise price of $2.23 per share. The in-the-money options had a weighted average exercise price of $1.04 per share. Under the accounting guidance of APB 25, the accelerated vesting relating to the in-the-money options resulted in a charge for stock-based compensation of approximately $34,330, which was recognized by the Company in the third fiscal quarter of fiscal 2005. The Company had calculated this charge based on the intrinsic value of each option at the date of acceleration, taking into account the remaining unvested shares, each unvested share’s exercise price as compared to the price on the day the vesting of the options was accelerated.

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

Description	$’s
Related to options granted during the period which were not accelerated	$495,481
Result of option acceleration	859,570
Total	$1,355,051

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996.

The weighted-average grant-date fair value of options granted during the three and nine months ended July 1, 2006 and July 2, 2005 were $2.15 and $1.88, and $0.84 and $1.19, respectively, per option. The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended		Nine Months Ended
Assumptions:	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Expected life	5.0 years to 6.0 years(1)	7 years	5.0 years to 6.25 years(1)	7 years
Expected volatility ranging from	90.2% - 91.8%(2)	52.2% - 58.4%	89.8% - 96.5%(2)	52.2% to 80.4%
Dividends	none	none	none	none
Risk-free interest rate	5.23% to 5.3%(3)	4%	4.29% to 5.3%(3)	4%

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

(4)             The forfeiture rate for each option grant is 6.25%; Upon adoption of the provision all outstanding stock options were vested. The forfeiture rate is reviewed by the Company periodically.

In December 2005, the Company granted 50,000 shares of restricted common stock to a senior executive as permitted under the 2005 Stock Incentive Compensation Plan. This grant vests 12,500 shares per quarter over four quarters. 12,500 of these restricted shares vested during each of the quarters ended April 1, 2006 and July 1, 2006. Compensation expense for the number of shares issued is recognized over the service period and is recorded in the consolidated statement of operations as a component of selling, general and administrative expense. For the three and nine month periods ended July 1, 2006, compensation expense of $20,625 and $35,500, respectively, has been recognized related to this restricted stock award. This amount is included in the table above that presents share-based compensation expense included in the Company’s consolidated statement of operations.

Stock Option Plans

Under the Company’s 1992, 1994, 1996, 1998, 1999, 2000, 2002 and 2005 Stock Option Plans (collectively, the “Plans”), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase up to 7,250,000 shares of the Company’s common stock. At July 1, 2006, 4,362,870 of the 7,250,000 stock options available for grant under the Plans have been granted.

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

The following table summarizes activity of the Company’s stock plans since September 30, 2004:

	Options Outstanding			Restricted Stock Awards Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Number of	Weighted Average Grant Date Fair	Aggregate Intrinsic
	Shares	Exercise Price	(years)	Shares	Value	Value
Outstanding at September 30, 2004	2,061,294	$6.30	6.74	—	$—
Grants	2,329,008	$1.77	—	—
Exercises	(144,000)	$1.08	—	—
Cancellations	(568,207)	$4.08
Outstanding at September 30, 2005	3,678,095	$3.98	7.12	—	$—
Grants	962,000	$2.55		25,000	$1.41
Exercises	(217,850)	$1.41	—	—
Cancellations	(59,375)	$4.06		—	—
Outstanding at July 1, 2006	4,362,870	$3.79	7.07	25,000	$1.41	$723,872
Exercisable at July 1, 2006	3,746,870	$3.98				$686,137

Information related to stock options outstanding as of July 1, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price
$0.41 to $1.42	668,950	8.30	$1.10	606,450	$1.07
$1.45 to $1.76	891,500	8.75	$1.68	874,500	$1.68
$1.78 to $2.05	774,133	5.68	$2.01	759,133	$2.01
$2.07 to $2.95	857,125	9.73	$2.73	335,625	$2.55
$3.05 to $9.00	654,912	4.20	$5.59	654,912	$5.59
$9.20 to $17.56	508,750	3.89	$13.03	508,750	$13.03
$17.75	7,500	4.36	$17.75	7,500	$17.75
$0.41 to $17.75	4,362,870	7.07	$3.79	3,746,870	$3.98

Options for the purchase of 3,673,595 shares were exercisable at September 30, 2005, with a weighted-average exercise price of $3.98.

The following table summarizes the status of the Company’s non-vested shares since September 30, 2004:

Non-vested Restricted Stock Awards
	Number of	Weighted Average Grant Date
	Shares	Fair Value
Non-vested at September 30, 2004	—	$—
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested at September 30, 2005	—	$—
Granted	50,000	$1.41
Vested	(25,000)	$1.41
Forfeited	—	$—
Non-vested At July 1, 2006	25,000	$1.41

As of July 1, 2006, there was approximately $1.2 million of total unrecognized costs related to non-vested share-based compensation arrangements granted under the Company’s stock plans.  That cost is expected to be recognized over a weighted average period of approximately 1.6 years.  Options to purchase 217,850 shares were exercised during the nine month period ended July1, 2006; these options had an intrinsic value of approximately $0.2 million on their date of exercise.

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

Reclassifications

Certain prior-year balances have been reclassified to conform to current-year presentation.

Note D.   Loss per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net loss	$(3,486,455)	$(2,273,901)	$(8,028,035)	$(6,072,621)
Basic and diluted:
Common shares outstanding, beginning of period	38,610,662	33,281,527	38,283,208	28,226,010
Weighted average common shares issued during the period	504,222	82,567	381,825	3,683,292
Weighted average shares outstanding—basic and diluted	39,114,884	33,364,094	38,665,033	31,909,302
Net loss per weighted average share, basic and diluted	$(0.09)	$(0.07)	$(0.21)	$(0.19)

As of July 1, 2006 and July 2, 2005, shares of common stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive.  In addition, shares of common stock issuable upon the conversion of redeemable convertible preferred stock were excluded from the diluted weighted average common shares outstanding as their effect would also have been dilutive.   The table below summarizes the option and warrants and convertible preferred stock that were excluded from the calculation above due to their effect being antidilutive:

	July 1, 2006	July 2, 2005
Common stock issuable upon the exercise of:
Options	3,746,870	3,768,095
Warrants	3,606,391	3,703,495
Total Options and Warrants excluded	7,353,261	7,471,590

Common stock issuable upon the conversion of redeemable convertible Series B Preferred Stock	780,543	900,424

Note E.   Inventory

Inventory components at the end of each period were as follows:

	July 1, 2006	September 30, 2005
Raw material	$2,290,722	$2,265,000
Work-in-process	3,199,949	3,000,729
Finished goods	1,514,386	1,751,690
	$7,005,057	$7,017,419

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

The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations, including amortization of intangibles. Common costs not directly attributable to a particular segment are included in the Corporate segment. These costs include corporate costs such as executive officer compensation, facility costs, legal, audit and tax and other professional fees.

The following is a summary of the Company’s operations by operating segment:

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Applied Technology:
Funded research and development and other revenue	$1,250,491	$1,186,141	$3,275,824	$3,240,763
Loss from operations, including amortization of intangibles $80,421 for the three months ended July 1, 2006 and July 2, 2005, and $241,264 for the nine months ended July 1, 2006 and July 2, 2005	$(470,927)	$(858,577)	$(1,744,686)	$(1,184,885)

Power Systems:
Product revenue	$4,153,624	$4,562,468	$11,710,357	$15,190,531
Loss from operations	$(1,761,485)	$(673,025)	$(2,964,780)	$(1,944,414)

Electronics:
Product revenue	$2,699,042	$2,409,159	$7,840,895	$7,182,891
Income (loss) from operations, including amortization of intangibles of $31,250 for the three months ended July 1, 2006 and July 2, 2005, and $93,750 for the nine months ended July 1, 2006 and July 2, 2005	$(247,433)	$(113,460)	$(469,024)	$(76,727)

Corporate:
(Loss) from operations, including share- based compensation expense of $0.2 million and $0.4 million for the three and nine months ended July 1, 2006	$(1,021,060)	$(565,081)	$(2,782,714)	$(2,351,049)

Consolidated:
Product revenue	$6,852,666	$6,971,627	$19,551,252	$22,373,422
Funded research and development and other revenue	1,250,491	1,186,141	3,275,824	3,240,763
Total revenue	$8,103,157	$8,157,768	$22,827,076	$25,614,185
Operating loss	$(3,500,905)	$(2,210,143)	$(7,961,204)	$(5,557,075)
Net unrealized loss on warrants to purchase common stock	—	—	—	(7,036)
Other income	42,535	(22,867)	58,975	(152,289)
Interest income	57,483	16,392	199,880	27,497
Interest expense	(85,568)	(57,283)	(325,686)	(383,718)
Net loss	$(3,486,455)	$(2,273,901)	$(8,028,035)	$(6,072,621)

Common assets not directly attributable to a particular segment are included in the Corporate segment. These assets include cash and cash equivalents, prepaid and other corporate assets. The following is a summary of the Company’s assets by operating segment:

	July 1, 2006	September 30, 2005
Applied Technology:
Segment assets	$3,137,779	$3,696,425
Power Systems:
Segment assets	10,113,470	10,917,750
Electronics:
Segment assets	5,817,246	5,940,345
Corporate:
Segment assets	3,869,332	7,177,184
Consolidated total assets	$22,937,827	$27,731,704

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Revenue by geographic region based on location of customer:
United States	$7,355,585	$7,850,022	20,281,073	$22,819,451
Rest of world	747,572	307,746	2,546,003	2,794,734
Total revenue	$8,103,157	$8,157,768	$22,827,076	$25,614,185

	July 1,	September 30,
	2006	2005
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:
United States	$5,136,031	$6,168,998
Rest of world	122,263	65,228
Total long-lived assets (including goodwill and intangible assets)	$5,258,294	$6,234,226

Note G.   Legal Matters

From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business.

On May 19, 2006, the Company filed a suit in U.S. district court, District of Massachusetts, against one of its customers.  The suit demands full payment of all outstanding amounts due to the Company from its customer.  The customer has filed a counterclaim that the Company believes is without merit.  The suit is entering the discovery stage, and the Company intends to vigorously pursue its affirmative claims.

The Company is not aware of any current or pending litigation in which the Company is or may be a party that it believes could materially adversely affect the results of operations or financial condition or net cash flows.

Note H. Commitments and Contingencies

Letters of Credit:

The Company utilizes a standby letter of credit to satisfy a security deposit requirement. Outstanding standby letters of credit as of July 1, 2006 and September 30, 2005 were $34,000.  The Company is required to pledge cash as collateral on these outstanding letters of credit. As of July 1, 2006 and September 30, 2005, the cash pledged as collateral for these letters of credit was $34,000 and is included in restricted cash and cash equivalents on the consolidated balance sheets.

Purchase Commitments:

In the ordinary course of business the Company enters into agreements with vendors for the purchase of goods and services through the issuance of purchase orders.  In general the majority of these purchases do not represent commitments of the Company until the goods or services are received.  In the third quarter of fiscal 2003 the Company provided for approximately $900,000 related to outstanding purchase commitments that were related to its Shaker and UPS product lines.  At July 1, 2006 and September 30, 2005 the balance outstanding on these purchase commitments was $327,800 and $357,334, respectively.  The remaining balance relates to items associated with the UPS product line.  These amounts are included in other accrued expenses in the Company’s consolidated balance sheets.

Employment Agreements:

The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. As of July 1, 2006 and September 30, 2005, the Company’s potential obligation to these employees was approximately $500,000.

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

In the third and fourth quarters of fiscal 2004 and through the end of the first quarter of fiscal 2005, the Company encountered unanticipated problems related to performance requirements.  At the end of the third quarter of 2004 the Company had completed the technical design and was working on integration and testing.  At that time, the Company estimated that it would incur costs of approximately $3.0 million to complete the project.  Accordingly, the Company has recorded additional charges in the third and fourth fiscal quarters of 2004 totaling $0.9 million.  During fiscal 2005, there were no changes to the Company’s estimate and upon completion of the contract $0.1 million was recorded as an additional charge.  All contract elements were delivered to the customer.  During the fourth quarter of fiscal 2005 the Company recognized approximately $1.5 million in revenue related to this contract.  In addition, due to the loss related to this contract, the Company recorded approximately $0.1 million in costs during fiscal 2005.  The Company did not incur any contract losses through the three or nine months ended July 1, 2006.

Line of Credit:

Effective February 10, 2006, the Company entered into a loan modification agreement (the “Fourth Loan Modification Agreement”) with Silicon Valley Bank (the “Bank”), which amended its then existing credit facility (as amended, the “Loan Agreement”).  Under the terms of the Loan Agreement, the Bank agreed to provide the Company with a credit line of up to $7.0 million.  The Loan Agreement was secured by most of the assets of the Company and advances under the Loan Agreement were limited to 80% of eligible receivables and up to $1.0 million based on the levels of eligible inventory.  Interest on outstanding borrowings accrued at the Bank’s prime rate of interest plus 1.5% per annum, which was 9.75% at July 1, 2006.  In addition, the Loan Agreement provided the ability to borrow up to $3,000,000 on a revolver basis paying only interest provided that the Company remained in compliance with all financial covenants, as defined.  In addition, the Company agreed to pay to the Bank a collateral handling fee of $750 per month and agreed to the following additional fees: (i) $25,000 commitment fee; (ii) an unused line fee in the amount of 0.5% per annum; and (iii) an early termination fee of 0.5% of the total credit line if we terminated the Loan Agreement within the first six months.  The Loan Agreement contained certain financial covenants relating to tangible net worth, as defined, which we had to satisfy in order to continue to borrow from the Bank.  The Loan Agreement was set to expire on January 29, 2007.  As of July 1, 2006, there was $2,000,000 outstanding under the credit facility.

In connection with, and as a condition precedent to, the completion of the Private Placement, on July 20, 2006, the Company paid all amounts due and owing under the Loan Agreement and terminated such agreement.  In doing so the Company incurred a termination fee of approximately $17,500 and legal fees of approximately $8,500 paid to the Bank.

Note I. Restructuring  Costs

As of September 30, 2004, the Company had $495,612 accrued related to a restructuring cost, which was established in April 2002.  On January 27, 2005, the Company reached a settlement with the landlord of the Anaheim, California facility in the amount of $240,000 as final settlement for all claims.  In addition, at that time, the Company determined that all remaining restructuring liabilities accrued were no longer warranted and that all matters related to the restructuring charge have been settled; accordingly, the Company has adjusted all remaining balances related to severance costs, facilities cost and equipment costs remaining as of January 1, 2005, resulting in a reduction of accrued restructuring charges of $255,612 which are reflected in the Company’s consolidated statement of operations for the nine month period ended July 2, 2005.  The remaining balance was paid by the Company in the second quarter of fiscal 2005.

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

The following is a summary of the Company’s accrued warranty activity for the following periods:

	Nine Months Ended	Fiscal Year Ended
	July 1, 2006	September 30, 2005
Balance at beginning of period	$680,469	$642,119
Provision	136,200	455,950
Usage	(406,924)	(417,600)
Other	(35,000)	—
Balance at end of period	$374,745	$680,469

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

Recent Developments

On July 19, 2006, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with thirteen institutional investors (the “Purchasers”) in connection with the private placement (the “Private Placement”) of:

•                  $12,000,000 aggregate principal amount of senior secured convertible notes (the “Notes”), convertible into shares of our common stock at a conversion price of $1.65 per share;

•                  Warrant A’s to purchase up to an aggregate of 3,636,368 shares of our common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants; and

•                  Warrant B’s to purchase up to an aggregate of 3,636,368 shares of our common stock at a price of $1.68 per share for a period of 90 trading days beginning the later of six months from the date of such warrants and the date the Securities and Exchange Commission (the “SEC”) declares effective a shelf registration statement covering the resale of the common stock underlying the securities issued in the Private Placement (the “Registration Statement”); to the extent the Warrant B’s are exercised, the Purchasers will receive additional seven-year warrants to purchase a number of shares of common stock equal to 50% of the number of shares of common stock purchased upon exercise of the Warrant B’s at a price of $1.815 per share.

The net proceeds of the sale were approximately $11 million, after deducting placement fees and other offering-related expenses.  In connection with the Private Placement, we also entered into a Security Agreement, dated July 19, 2006, with the Purchasers (the “Security Agreement”).

In addition, First Albany Capital (“FAC”) acted as placement agent in connection with the Private Placement.  In addition to a cash transaction fee of $590,000, FAC or its assigns will receive five-year warrants to purchase 218,182 shares of our common stock at an exercise price of $1.87 per share.  We also paid Ardour Capital, our financial advisor, approximately $250,000 for its services related to the Private Placement.

In connection with, and as a condition precedent to, the completion of the Private Placement, on July 20, 2006, we paid all amounts due and owing under our credit facility with Silicon Valley Bank (approximately $2 million) and terminated such facility.  In doing so we incurred a termination fee of $17,500 and legal fees of $8,500.

See our Current Report on Form 8-K, filed on July 21, 2006, for a detailed description of the Notes and related warrants.

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

We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed-upon the final indirect cost rates for the fiscal year ended September 30, 2003. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of July 1, 2006 and September 30, 2005, we have accrued approximately $0.1 million, respectively, for anticipated contract losses.

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

Fiscal Year	Fiscal Quarter ended	Value of Inventory Reserve Used	Value of Purchase Commitments Reserve Used	Period Reduction to Cost of Sales	Fiscal Year to Date Reduction to Cost of Sales	Cumulative Reduction to Cost of Sales

2005	January 1, 2005	$81,000	$—	$81,000	$81,000	$774,000
	April 2, 2005	$58,000	$88,000	$146,000	$227,000	$920,000
	July 2, 2005	$83,000	$—	$83,000	$310,000	$1,003,000
	September 30, 2005	$—	$—	$—	$310,000	$1,003,000

2006	December 31, 2005	$—	$—	$—	$—	$1,003,000
	April 1, 2006	$—	$—	$—	$—	$1,003,000
	July 1, 2006	$—	$—	$—	$—	$1,003,000

Although it is unclear how much of the remaining inventory we will sell and during which periods it will occur, as we sell this inventory our cost of product revenue will be lower than normal as this inventory has been largely written-

down.  As a result, to the extent this inventory is sold in the future, our margins will be favorably impacted compared with results that would otherwise be achieved.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of approximately $40 million as of July 1, 2006, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

Three Months Ended July 1, 2006 Compared to Three Months Ended July 2, 2005

Product Revenue.  Product revenue decreased by $0.1 million, or 1.7%, from $7.0 million in fiscal 2005 to $6.9 million in fiscal 2006.

	Three months ended
Division	July 1, 2006	July 2, 2005	$ Change	% Change
	(in thousands)
Power Systems	$4,154	$4,562	$(408)	-9.0%
Electronics	2,699	2,409	290	12.0%
Total product revenue	$6,853	$6,972	$(119)	-1.7%

The decrease of $0.4 million in revenue from Power Systems, as compared to the same period in fiscal 2005, was largely due to the following:

•                  Plasma Torch product line revenues decreased approximately $0.1 million,

•                  Test and Measurement product line revenue decreased approximately $1.3 million.  Compared to the same period in fiscal 2005, revenues in our test and measurement product line, which includes the shaker and amplifier product lines that were sold in December 2005, were approximately $0.2 million as compared to $1.5 million in the same period in fiscal 2005.  Moving forward there will be no more revenue from shaker and amplifier products.  For fiscal year 2005, shaker and amplifier revenues were approximately $2.4 million,

•                  MagLev product line revenue decreased approximately $0.3 million, and

•                  Other product line revenue decreases of approximately $0.2 million.

These decreases were partially offset by increases in the following lines of business:

•                  Solar Inverter line revenue increased approximately $1.6 million,

•                  Fuel Cell Inverter line revenues increased approximately $0.1 million, and

•                  Motor product line revenues increased by approximately $0.1 million.

Revenues in the Electronics division increased by approximately $0.3 million as compared to the same period in fiscal 2005.

Funded research and development and other revenue.  Funded research and development and other revenue increased from $1.2 million in fiscal 2005 to $1.3 million in fiscal 2006.  The increase in revenue is due to increased Department of Defense contract revenue of approximately $0.2 million and revenue related to other commercial contracts of approximately $0.5 million. These increases were offset by decreases in Department of Energy contracts of approximately $0.2 million and other commercial contracts of approximately $0.4 million.

Cost of product revenue.  Cost of product revenue increased $0.5 million, or 8.0%, from $6.2 million in fiscal 2005 to $6.7 million in fiscal 2006.

	Three months ended
Division	July 1, 2006	July 2, 2005	$ Change	% Change
	(in thousands)
Power Systems	$4,429	$4,178	$251	6.0%
Electronics	2,247	2,004	243	12.1%
Total cost of product revenue	$6,676	$6,182	$494	8.0%

The increase was primarily attributable the mix of products sold during the period offset by lower revenues compared to fiscal 2005 in our Power Systems division.  In addition the increase was due to a slight increase in overhead costs during the period.   The Electronics division saw an increase in the cost of product revenue of approximately $0.2 million due to the mix of its business during the period.

Gross Margin. Gross margins on product revenue decreased from 11% for the three months ended July 2, 2005 to 3% for the three months ended July 1, 2006.  Gross margin by division is broken out below.

	Three months ended
Division	July 1, 2006	July 2, 2005

Power Systems	-7%	8%
Electronics	17%	17%
Total gross margin %	3%	11%

Funded research and development and other revenue expenses.  Funded research and development and other revenue expenses decreased by approximately $0.1 million, or 8%, from $1.2 million in fiscal 2005 to $1.1 million in fiscal 2006.   The gross margin on funded research and other revenue increased from (2%) in fiscal 2005 to 12% in fiscal 2006. This increase is a partly attributable fewer labor hours incurred as compared to fiscal 2005.

Unfunded research and development expenses.  We expended approximately $0.5 million on unfunded research and development in fiscal 2006 compared with approximately $145,000 spent in fiscal 2005.  The spending in the third quarter of fiscal 2006 and 2005 was related to unfunded engineering in our Electronics and Power Systems divisions for the continued development of new products and technologies.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by approximately $0.7 million, or 25%, from $2.7 million in fiscal 2005 to $3.4 million in fiscal 2006.  Approximately $0.3 million of the increase is directly attributable to compensation costs related to the issuance of stock options to our employees and directors pursuant to SFAS 123(R) charged to operations during the period and approximately $0.4 million was associated with higher sales and marketing payroll, legal and other corporate costs as compared to the same period in fiscal 2005.

Amortization of intangibles.  Amortization of intangibles remained flat at $0.1 million.

Gain on sale of assets.  During the quarter ended July 1, 2006 we received an installment payment of approximately $0.2 million related to the sale of our SPLC technology in 2004 which was recorded as a gain on sale of assets when received.

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

Other Income (expense).  Other Income was approximately $42,000 for third quarter of fiscal year 2006 compared to other expense of approximately $23,000 for the third quarter of fiscal 2005.  Other income for fiscal 2006 consists primarily of payments received for miscellaneous items sold during the period that had previously been charged off in prior periods along with the recognition of deferred license income of approximately $50,000.  Fiscal 2005 other expense consisted primarily of tax payments, Silicon Valley Bank warrant amortization and financing costs which were expensed during the period.

Interest income.  Interest income was approximately $0.1 million for fiscal year 2006 and is directly attributable to our cash on hand.

Interest expense.  Interest expense remained flat at approximately $0.1 million.  Interest expense in fiscal 2006 includes approximately $35,000 of non-cash interest associated with dividends on the Series B preferred stock.  In addition, during the quarter we had borrowings under our credit facility with the Bank, interest expense related to our line of credit during the quarter was approximately $42,000, and there was $2.0 million outstanding under the line at July 1, 2006.

Nine  Months Ended July 1, 2006 Compared to Nine  Months Ended July 2, 2005

Product Revenue.  Product revenue decreased by $2.8 million, or 12.6%, from $22.3 million in fiscal 2005 to $19.6 million in fiscal 2006.

	Nine months ended
Division	July 1, 2006	July 2, 2005	$ Change	% Change
	(in thousands)
Power Systems	$11,710	$15,191	$(3,481)	-22.9%
Electronics	7,841	7,183	658	9.2%
Total product revenue	$19,551	$22,373	$(2,822)	-12.6%

The decrease in product revenue was comprised of approximately $3.5 million from our Power Systems division offset by an increase of $0.7 million from our Electronics division.   This decrease of $3.5 million in revenue from Power Systems, as compared to the same period in fiscal 2005, was largely due to the following:

•                  Plasma Torch product line revenues decreased approximately $2.0 million.  In the same period in fiscal 2005 we recognized approximately $1.7 million in revenue related to sales to international customers.  There were virtually no sales in fiscal 2006 related to the Plasma Torch product line,

•                  Fuel Cell Inverter line revenues decreased approximately $1.2 million,

•                  MagLev product line revenue decreased approximately $0.8 million,

•                  Test and Measurement product line revenue decreased approximately $1.7 million.  Compared to the same period in fiscal 2005, revenues in our test and measurement product line, which includes the shaker and amplifier product lines that were sold in December 2005, were approximately $3.0 million compared to $1.3 million for the same period in fiscal 2006.  Moving forward there will be no more revenue from shaker and amplifier products.  For fiscal year 2005, shaker and amplifier revenues were approximately $2.4 million, and

•                  Frequency convert line revenue decreased approximately $0.5 million.

These decreases were partially offset by increases in the following lines of business:

•                  Solar Inverter line revenue increased approximately $2.5 million,

•                  Industrial Power Supplies revenues increased approximately $0.3 million, and

•                  Hybrid Electric Vehicle components increased by approximately $0.1 million.

Motor product line revenues remained flat as compared to the same period in fiscal 2005..

Revenues in the Electronics division increased approximately $0.7 million.  The increase was primarily due to increased sale to commercial non-government customers as compared to fiscal 2005 of $0.2 million and increases in sales to government customers of $0.5 million.

Funded research and development and other revenue.  Funded research and development and other revenue remained virtually flat at approximately $3.3 million as compared to approximately $3.2 million in fiscal 2005.  Revenues related to contracts with the Department of Defense increased approximately $0.3 million, Electric Boat approximately $0.2 million, BAE Systems approximately $0.5 million and EDO approximately $0.3 million.  These increases were offset by decreases in revenues from Department of Energy related contracts of approximately $0.2 million, General Atomics of approximately $0.7 million and other commercial customers of approximately $0.3 million.

Cost of product revenue.  Cost of product revenue decreased $1.5 million, or 7.8%, from $19.9 million in fiscal 2005 to $18.3 million in fiscal 2006.

	Nine months ended
Division	July 1, 2006	July 2, 2005	$ Change	% Change
	(in thousands)
Power Systems	$11,877	$14, 103	$(2,226)	-15.8%
Electronics	6, 446	5,763	683	11. 8%
Total cost of product revenue	$18,323	$19, 867	$(1, 544)	-7. 8%

The decrease was primarily attributable to lower revenues compared to fiscal 2005 in our Power Systems division.  These savings were offset, in part, by a slight increase in overhead costs during the period.   The Electronics division saw a slight increase in the cost of product revenue commensurate with the increase in revenue for the period.

Gross Margin. Gross margins on product revenue decreased from 11% for the nine months ended July 2, 2005 to 6% for the nine months ended July 1, 2006.  Gross margin by division is broken out below.

Division	July 1, 2006	July 2, 2005

Power Systems	-1%	7%
Electronics	18%	20%
Total gross margin %	6%	11%

In our Power Systems division, the decrease in gross margin by 8% is a direct result of lower revenues, continued manufacturing inefficiencies, including overhead costs that are attributable to manufacturing, and, to a lesser extent, the mix of products for the period as compared to the same period in fiscal 2005.  The decrease in gross margins in our Electronics division is primarily due to mix of products sold during the period compared to that of fiscal 2005.

Funded research and development and other revenue expenses.  Funded research and development and other revenue expenses increased by $0.3 million, or 10%, from $2.9 million in fiscal 2005 to $3.2 million in fiscal 2006.   The gross margin on funded research and other revenue decreased from 11% in fiscal 2005 to 3% in fiscal 2006. This decrease is primarily attributable to the completion of a fixed price contract during fiscal 2005 for which we recorded costs in a prior period, resulting in lower than actual cost during the period in fiscal 2005 along with share-based compensation costs of approximately $0.1 million in fiscal 2006.

Unfunded research and development expenses.  We expended approximately $1.3 million on unfunded research and development in fiscal 2006 compared with approximately $0.3 million spent in fiscal 2005.  The spending in fiscal 2006 and 2005 was related to unfunded engineering in our Electronics and Power Systems divisions for the continued development of new products and technologies.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by approximately $1.2 million, or 15%, from $8.0 million in fiscal 2005 to $9.2 million in fiscal 2006.  Approximately $0.5 million of the increase is directly attributable to compensation costs related to the issuance of stock options to our employees and directors pursuant to SFAS 123(R) charged to operations during the period.  Increases in corporate costs were offset by reductions in our Applied Technology and Power Systems divisions.  Corporate costs increased approximately $0.2 million primarily as a result of increased accounting and legal fees for the period as compared to fiscal 2005.

Amortization of intangibles.  Amortization of intangibles remained flat at $0.3 million.

Gain on sale of assets.  On December 13, 2005, we sold our shaker and amplifier product lines, and the associated inventory and intellectual property for proceeds of approximately $2.3 million.  We recorded a gain on the sale of these assets of approximately $1.4 million for the nine months ended July 1, 2006. In addition, we received a payment related to the sale of our SPLC technology in 2004 which is recorded as a gain on sale of assets when received.

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

Net unrealized gain on warrants to purchase common stock.  We had an approximately $35,000 unrealized gain on warrants to purchase common stock in the second quarter of fiscal 2005. We accounted for our warrants to purchase Beacon Power Corporation’s common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we had recorded these warrants at their fair value at April 2, 2005.   These warrants expired un-exercised in April 2005.

Other income (expense).  Other income was approximately $59,000, which is comprised primarily of income related to the recognition of deferred licensing income, in fiscal year 2006, compared to other expense of approximately $152,000, which is comprised of state tax payments, the amortization of the Silicon Valley Bank warrants and costs related to a financing, in fiscal 2005.

Interest income.  Interest income was approximately $0.2 million for fiscal year 2006 and is directly attributable to our cash on hand.

Interest expense.  Interest expense was approximately $0.3 million for fiscal 2006 compared with interest expense of approximately $0.4 million for fiscal 2005.  Interest expense in fiscal 2006 includes approximately $0.1 million of non-cash interest associated with dividends on the Series B preferred stock, as well as approximately $60,000 of non-cash interest associated with amortization of warrants issued to the Bank.  Interest expense in fiscal 2005 includes non-cash interest of approximately $0.2 million associated with our December 2004 financing and the related anti-dilution effects on the Series B preferred stock and warrants issued with the Series B preferred stock of approximately $0.1 million related to the cost of warrants issued to a vendor.  In addition, during the fiscal 2006 we had borrowing under our credit facility with the Bank, interest expense related to our line of credit during the period was approximately $0.1 million, and there was $2.0 million outstanding under the line at July 1, 2006.

Liquidity and Capital Resources

As of July 1, 2006, we had approximately $3.4 million of cash, of which $0.1 million was restricted.  At that time $2.0 million had been drawn against our $7.0 million line of credit with Silicon Valley Bank. Prior to its termination, the maximum amount we could have borrowed under this line of credit was $7.0 million based upon 80% of eligible receivables.  As of July 1, 2006, approximately $3.4 million could have been borrowed based on the level of eligible receivables.

We anticipate that our current cash together with the net proceeds from the Private Placement will be sufficient to fund our operations at least through July 1, 2007.  This assumes that we will achieve our business plan and that we will be able to pay principal and interest under the Notes in shares of common stock and comply with all other terms of the Notes.  The business plan envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past.  If, however, we are unable to realize our business plan, or are unable to pay principal and interest under the Notes in shares of common stock or otherwise comply with the terms of the Notes, we may be forced to raise additional funds by selling stock or taking other actions to conserve our cash position, subject to the restrictions in the Purchase Agreement and the Notes.

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

Our financial statements for our fiscal year ended September 30, 2005, which are included in our most recent Annual Report on Form 10-K, as amended, contain an audit report from Grant Thornton LLP. The audit report contains a going concern qualification, which raises substantial doubt with respect to our ability to continue as a going concern. However, our business plan, which envisions a significant improvement in results from the recent past, contemplates sufficient liquidity to fund operations at least through July 1, 2007.  The receipt of a going concern qualification may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations.

We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of July 1, 2006, we had an accumulated deficit of $145.9 million.  Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities and convertible debt, public security offerings, and borrowings on our line of credit and capital equipment leases.

As of July 1, 2006, our cash and cash equivalents were approximately $3.4 million, including restricted cash and cash equivalents of $0.1 million and borrowings under our line of credit of $2.0 million; this represents a decrease in our cash and cash equivalents of approximately $3.3 million from the $6.7 million on hand at September 30, 2005. Net cash used in operating activities for the nine months ended July 1, 2006 was approximately $7.8 million as compared to net cash used in operating activities of $6.7 million for the nine months ended July 2, 2005. Net  cash used in operating activities during the nine months ended July 1, 2006 was primarily attributable to the net loss for the period of approximately $8.0 million, the gain on sale of assets of approximately $1.6 million related to the sale of certain assets from our shaker and amplifier product lines and payments received on the sale of our SPLC technology, which is included in our net loss for the period, in addition to non-cash items such as depreciation and amortization, deferred revenue, non-cash compensation expense, non-cash interest expense and offset by other changes in working capital.

Net cash provided by investing activities during the nine months ended July 1, 2006 was approximately $2.3 million, of which approximately $2.3 million was related to the net proceeds on the sale of our shaker and amplifier product lines, and the associated inventory and intellectual property, during the period, along with approximately $0.2 million related to the gain on sale of our SPLC technology, offset slightly by cash of $0.2 million used to purchase fixed assets during the period.  This compared to cash used in investing activities of approximately $0.2 million for the nine months ended July 2, 2005 related to the purchase of fixed assets.

Cash provided by financing activities for the nine months ended July 1, 2006 was $2.2 million as compared to $7.4 million for the nine months ended July 2, 2005. Net cash provided by financing activities during fiscal 2006 includes $2.0 million of borrowings under our line of credit with the Bank and net proceeds received from the exercise of warrants and options to purchase common stock of approximately $0.3 million, offset in part by approximately $0.1 million related to payments on our capital lease obligations.  Net cash provided by financing activities during fiscal 2005 includes approximately $7.5 million of net proceeds from the December 2004 financing transaction, offset in part by approximately $0.1 million related to payments on our capital lease obligations.

We lease equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments, as of July 1, 2006, under the capital and operating leases with non-cancelable terms are as follows:

Fiscal Years ended September 30,	Capital Leases	Operating Leases

2006	$41,897	$330,787
2007	143,590	1,337,019
2008	—	1,288,074
2009	—	1,250,992
2010	—	495,796
Thereafter	—	227,726
Total	$185,487	$4,930,394

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities. Interest on outstanding balances under our previous credit facility accrued at a rate equal to the Bank’s prime rate of interest plus 1.5% per annum, which was 9.75% as of July 1, 2006. Interest on the Notes accrues at a rate equal to the greater of (i) 7% per annum or (ii) the six month LIBOR plus 350 basis points, currently 9.06%.  Our ability to carry out our business plan or our ability to finance future working capital requirements may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.

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

In addition, during the third quarter of 2006, we noted a significant deficiency relating to an instance of control failure around the proper recognition of revenue in our facility in Burlington, Ontario, Canada.  Specifically, we discovered that in the first quarter of fiscal 2006 a customer unit was characterized as “shipped” when in fact it was being held at the freight forwarder’s warehouse; as a result of this mischaracterization, revenue for this unit was recognized during the first quarter when it should not have been.  The revenue for this unit was reversed in the second quarter due to  the Company’s determination that this control failure had an inconsequential impact on revenue in the first quarter of fiscal 2006.  We believe this to be an isolated incident, however, we have implemented additional controls, as described below, to remediate this deficiency to lessen the likelihood of a similar incident in the future.  This incident was discovered during our normal review process established around revenue recognition and our quarterly close process.  However, the incident was not uncovered in a timely manner in connection with the quarterly close process for the first quarter; it was ultimately discovered and resolved in a subsequent quarter.

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

•                  With respect to the significant deficiency discovered during the third quarter of 2006, (i) during the third quarter of 2006, we implemented an enhanced certification sign-off procedure by employees involved in the production and shipping process within the Canadian division, (ii) we have enhanced our review of all supporting documentation for items recognized as revenue and have begun tracking shipments back to the supporting transportation company’s invoice as additional support for the proper recognition of revenue and (iii) we have implemented additional training regarding recognition of revenue and related procedures.

In addition, we intend to continue to evaluate and, when appropriate, enhance our disclosure controls and procedures, including our internal control over financial reporting.  In particular, we intend (as a result of the implementation of Section 404 of SOX) to rigorously assess, document and test our internal control over financial reporting during fiscal 2006 to ensure compliance with the rules and regulations promulgated under Section 404 for fiscal 2006.  We anticipate that, as a result of this assessment process, changes will be made to our internal control over financial reporting and, if necessary, such changes will be described in our future filings under the Exchange Act.  We anticipate that certain of these changes will also help address the conditions considered to be significant deficiencies in internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to routine litigation and proceedings in the ordinary course of business.

On May 19, 2006, we filed a suit in U.S. district court, District of Massachusetts, against one of our customers.  The suit demands full payment of all outstanding amounts due us from our customer.  The customer has filed a counterclaim that we believe is without merit.  The suit is entering the discovery stage, and we intend to vigorously pursue its affirmative claims.

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

Risks Related to Our Company

We have a history of operating losses, may not be able to achieve profitability and may require additional capital in order to sustain our businesses.

For each of the past ten fiscal years, we have experienced losses from operating our businesses. As of July 1, 2006, we had an accumulated deficit of approximately $145.9 million. During the nine months ended July 1, 2006 we had a loss from operations of approximately $7.4 million.  In July 2006, we sold senior secured convertible notes and related warrants for $12 million.  The net proceeds of the sale were approximately $11 million, after deducting placement fees and other offering-related expenses. If, however, we are unable to operate on a cash flow breakeven basis in the future, we may need to raise additional capital in order to sustain our operations. There can be no assurance that we will be able to achieve such results or to raise such funds if they are required.

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

We have authorized 100,000,000 shares of our common stock, of which 39,439,047 shares were issued and outstanding as of July 1, 2006. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise the capital that we may need at today’s stock prices, we will need to issue securities that are convertible into or exercisable for a significant amount of our common stock. For example, in July 2006, we sold senior secured convertible notes and related warrants for $12 million. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options, whether currently outstanding or subsequently granted, exercise their options or if warrant holders exercise their warrants to purchase shares of our common stock.

The sale or issuance of a large number of shares of our common stock could depress our stock price.

As of July 1, 2006, we have reserved 9,192,297 shares of common stock for issuance upon exercise of stock options and warrants, 3,746,870 shares for future issuances under our stock plans and 712,954 shares for future issuances as matching contributions under our 401(k) plan. We have also reserved 833,333 shares of common stock for issuance upon conversion of the outstanding Series B Preferred Stock, which can be converted at any time. As of July 1, 2006, holders of warrants and options to purchase an aggregate of 7,353,261 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144.  In addition, in connection with the Private Placement, we are required to register shares for re-sale of our common stock issuable upon conversion or redemption of, or as interest payments on, the senior secured convertible notes and upon exercise of related warrants.  We expect to register 24,359,467 shares for re-sale to satisfy this requirement.

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

As of July 1, 2006, we held approximately 71 U.S. patents and had 1 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe, and Asia for many of these patents. The expiration dates of our patents range from 2009 to 2021, with the majority expiring after 2015. As a qualifying small business from our inception to date, we have retained commercial ownership rights to proprietary technology developed under various U.S. government contracts and grants.

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

Revenue from sales to our international customers for the nine months ended July 1, 2006 and July 2, 2005, were approximately $2.5 million and $2.8 million, respectively. Our success depends, in part, on our ability to expand our market for our products and services to foreign customers and our ability to manufacture products that meet foreign regulatory and commercial requirements. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. We face numerous challenges in penetrating international markets, including unforeseen changes in regulatory requirements, export restrictions, fluctuations in currency exchange rates, longer accounts receivable cycles, difficulties in managing international operations, and the challenges of complying with a wide variety of foreign laws.

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

As of July 1, 2006, 345 shares of our Series B Preferred Stock were outstanding. Pursuant to the terms of the certificate of designation creating the Series B Preferred Stock, upon a liquidation of our company, the holders of shares of the Series B Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is $5,000 per share of Series B Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares. Prior to October 1, 2005, dividends accrued on the shares of Series B Preferred Stock at a rate of 6% per annum.  On October 1, 2005, dividends began accruing on the Series B Preferred Stock at a rate of 8% per annum.

If we are unable to effectively and efficiently eliminate the significant deficiencies that have been identified in our internal controls and procedures, there could be a material adverse effect on our operations or financial results.

In December 2005, our management and Audit Committee were notified by our independent accountants, Grant Thornton LLP, of four significant deficiencies in our internal control over financial reporting regarding (i) a significant deficiency related to a need to formalize certain policies and procedures (including those relating to accounting and financial reporting), (ii)  a significant deficiency related to financial reporting and income tax disclosures, (iii) a significant deficiency related to the need for monitoring controls to ensure that operational controls are operating as designed and (iv) a significant deficiency related to an instance of a control failure around evaluation of proper revenue recognition. In addition, during the third quarter of fiscal 2006 management notified the Audit Committee of a significant deficiency relating to an instance of control failure around the proper recognition of revenue in our facility in Burlington, Ontario, Canada.  Although we are committed to addressing these deficiencies, we cannot assure you that we will be able to successfully implement the revised controls and procedures or that our revised controls and procedures will be effective in remedying all of the identified significant deficiencies. Our inability to remedy these significant deficiencies potentially could have a material adverse effect on our business.

Risks Related to Our Private Placement of Senior Secured Convertible Notes and Warrants

Substantial leverage and debt service obligations may adversely affect our cash flows.

In connection with the sale of our senior secured convertible notes in July 2006, we incurred new indebtedness of $12 million.  As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we are leveraged could, among other things:

•                  require us to dedicate a substantial portion of our future cash flows from operations and other capital resources to debt service, to the extent we are unable to make payments of principal and interest in common stock, due to, among other things failure to satisfy the equity conditions that must be met to enable us to do so;

•                  make it difficult for us to obtain necessary financing in the future for working capital, acquisitions or other purposes on favorable terms, if at all;

•                  make it more difficult for us to be acquired;

•                  make us more vulnerable to industry downturns and competitive pressures; and

•                  limit our flexibility in planning for, or reacting to changes in, our business.

Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We could be required to make substantial cash payments upon an event of default or change of control under our senior secured convertible notes and related warrants, and, because the notes are secured, holders of the notes could take action against our assets upon an event of default.

Our senior secured convertible notes provide for events of default including, among others, payment defaults, cross-defaults, breaches of any representation, warranty or covenant that is not cured within the proper time periods, failure to perform certain required activities in a timely manner, our common stock no longer being listed on an eligible market, the effectiveness of the registration statement of which this prospectus is a part lapses beyond a specified period and certain bankruptcy-type events involving us or any significant subsidiary.  Upon an event of default, the holders of the notes may elect to require us to repurchase all or any portion of the outstanding principal amount of the notes for a purchase price equal to the greater of (i) 115% of such outstanding principal amount, plus all accrued but unpaid interest or (ii) 115% of the then value of the underlying common stock.

In addition, under the terms of the notes and warrants, upon a change of control of our company, (i) the holders of the notes may elect to require us to purchase the notes for 115% of the outstanding principal amount plus any accrued and unpaid interest and (ii) the holders of the warrants may elect to require us to purchase the warrants for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each warrant.

If either an event of default or change of control occurs, our available cash could be seriously depleted and our ability to fund operations could be materially harmed.  Furthermore, because the notes are secured, if an event of default occurs, the holders of the notes may take action against our assets (including the stock of our subsidiaries) under the terms of a Security Agreement.

We are responsible for having the resale of shares of common stock underlying the convertible notes and warrants issued in our July 2006 private placement registered with the SEC within defined time periods and will incur liquidated damages if the shares are not registered with the SEC within those defined time periods.

Pursuant to our agreement with the investors in the July 2006 private placement, we are obligated to (i) file a registration statement covering the resale of the common stock underlying the securities issued in the private placement with the SEC within 30 days following the closing of the private placement, (ii) use our best efforts to cause the registration statement to be declared effective within 90 days following the closing of the private placement and (iii) use our best efforts to keep the registration statement effective until the earlier of (x) the fifth anniversary of the effective date of the registration statement, (y) the date all of the securities covered by the registration statement have been publicly sold and (z) the date all of the securities covered by the registration statement may be sold without restriction under SEC Rule 144(k).  If we fail to comply with these or certain other provisions, then we will be required to pay liquidated damages of 1% of the aggregate purchase price paid by the investors in the private placement for the initial occurrence of such failure and 1.5% of such amount for each subsequent 30 day period the failure continues.  The total liquidated damages under this provision are capped at 24% of the aggregate purchase price paid by the investors in the private placement.  Any such payments could materially affect our ability to fund operations.

The agreements governing the senior secured convertible notes and related warrants contain various covenants and restrictions which may limit our ability to operate our business.

The agreements governing the senior secured convertible notes and related warrants contain various covenants and restrictions, including, among others:

•                  for so long as the notes are outstanding, the obligation that we offer to the holders the opportunity to participate in subsequent securities offerings (up to 50% of such offerings), subject to certain exceptions for, among other things, certain underwritten public offerings and strategic alliances;

•                  for so long as the notes are outstanding, the obligation that we not incur any indebtedness that is senior to, or on parity with, the notes in right of payment, subject to limited exceptions for purchase money indebtedness and capital lease obligations;

•                  for so long as the notes are outstanding, we must maintain aggregate cash and cash equivalents equal to the greater of (i) $1,000,000 or (ii) $3,000,000 minus 80% of eligible receivables; and

•                  for so long as the notes and warrants are outstanding, we may not issue any common stock or common stock equivalents at a price per share less than the conversion price.

These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities, any of which could have a material adverse impact on our business.

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

SATCON TECHNOLOGY CORPORATION

Date: August 10, 2006	By:	/s/ DAVID E. O’NEIL
David E. O’Neil
Vice President, Finance and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002