Form 10-QT
period 2005-12-31
SATCON TECHNOLOGY CORP
filed 2006-10-12
CIK 889423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

☒	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from October 1, 2005 to December 31, 2005

Commission File Number 1-11512

SATCON TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2857552
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

27 Drydock Avenue	02210
Boston, Massachusetts	(Zip Code)
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

Common Stock, $0.01 Par Value,

39,546,635 shares outstanding as of September 29, 2006.

SatCon Technology Corporation (the “Company”) is filing this Transition Report on Form 10-Q (this “Transition Report”) in connection with its change in fiscal year end from September 30 to December 31. The Company previously reported its change in fiscal year end on a Current Report on Form 8-K, filed on September 21, 2006. This Transition Report is identical, in all material respects, to the Form 10-Q filed by the Company on February 14, 2006 with regard to the three months ended December 31, 2005, except that this Transition Report has been updated to both reflect previously disclosed significant events that have occurred since February 9, 2006 and incorporate other nominal subsequent events.

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

The accompanying notes are an integral part of these consolidated financial statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31, 2005	January 1, 2005

Cash flows from operating activities:
Net loss	$(1,307,727)	$(1,432,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	(1,442,915)	—
Depreciation and amortization	372,866	482,166
Provision for uncollectible accounts	—	20,889
Net unrealized gain on warrants to purchase common stock	—	(21,939)
Non-cash compensation expense, including stock based compensation costs of $3,709 for the three months ended December 31, 2005	144,568	148,742
Non-cash interest expense	87,285	182,865
Changes in operating assets and liabilities:
Accounts receivable	1,140,997	1,219,980
Unbilled contract costs and fees	33,039	(39,064)
Prepaid expenses and other current assets	(168,626)	(469,489)
Inventory	(303,107)	(208,704)
Other long-term assets	8,271	(35,070)
Accounts payable	(154,778)	157,403
Accrued payroll and payroll related expenses, other expenses, accrued contract losses and restructuring costs	(322,732)	(343,128)
Deferred revenue	220,238	(1,021,042)
Other liabilities	17,591	(50,563)
Total adjustments	(367,303)	23,046
Net cash provided by (used in) operating activities	(1,675,030)	(1,409,394)

Cash flows from investing activities:
Net proceeds from sale of assets.	2,316,884	—
Purchases of property and equipment	(31,622)	(125,616)
Net cash provided by (used in) investing activities	2,285,262	(125,616)

Cash flows from financing activities:
Net borrowings under bank line of credit	2,000,000	—
Repayment of long-term debt	(37,544)	(46,077)
Net Proceeds from issuance of common stock and warrants	—	7,430,000
Net proceeds from exercise of warrants and options to purchase common stock	630	2,520
Net cash provided by financing activities	1,963,086	7,386,443
Effect of foreign currency exchange rates on cash and cash equivalents	(5,950)	44,911
Net increase in cash and cash equivalents	2,567,368	5,896,344
Cash and cash equivalents at beginning of period, including restricted cash and cash equivalents	6,711,352	2,183,052
Cash and cash equivalents at end of period, including restricted cash and cash equivalents	$9,278,720	$8,079,396
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-Cash Investing and Financing Activities:
Valuation adjustment for Series B preferred stock and warrants	$—	$168,979
Common stock issued in lieu of dividend on redeemable convertible Series B Preferred Stock	$67,292	$63,750
Employee stock-based compensation	$3,709	$—
Common stock issued related to 401(K) contributions	$140,859	$148,742
Interest and Income Taxes Paid:
Interest	$50,284	$28,811
Income Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 AND January 1, 2005

(Unaudited)

Note A. Basis of Presentation and Other

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

Effective September 19, 2006, our Board of Directors approved a change in our fiscal year end from September 30 to December 31. As set forth on the cover page of this report, this Transition Report modifies our Quarterly Report on Form 10-Q for the three months ended December 31, 2005 that was previously filed with the Securities and Exchange Commission.

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

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2005 and January 1, 2005 were $1.43 and $2.05, respectively, per option.  The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

Three Months Ended
Assumptions:	December 31, 2005	January 1, 2005
Expected life	5.5 years to 6.25 years (1)	7 years
Expected volatility ranging from	96.5% - 96.54% (2)	72.3% to 80.4%
Dividends	none	none
Risk-free interest rate	4.35% to 4.46% (3)	4%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
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

The following table summarizes activity of the Company’s stock plans since September 30, 2004:

	Options Outstanding			Restricted Stock Awards Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2004	2,061,294	$6.30	6.74	—	$—
Grants	2,329,008	$1.77		—	—
Exercises	(144,000)	$1.08		—	—
Cancellations	(568,207)	$4.08
Outstanding at September 30, 2005	3,678,095	$3.98	7.12	—	$—
Grants	123,500	$1.43		50,000	$1.41
Exercises	(1,000)	$0.63		—	—
Cancellations	(22,500)	$5.43		—	—
Outstanding At December 31, 2005	3,778,095	$3.88	7.0	50,000	$1.41

Information related to stock options outstanding as of December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.4100 to $1.3700	707,700	8.60	$1.0563	707,700	$1.0563
$1.4200 to $1.7600	1,017,500	9.33	$1.6485	906,500	$1.6746
$1.7800 to $2.0500	827,233	6.15	$2.0093	827,233	$2.0093
$2.0700 to $8.0630	663,912	5.15	$5.1535	659,412	$5.1702
$8.1250 to $17.5630	553,250	4.18	$12.7090	553,250	$12.7090
$17.7500 to $17.7500	8,500	4.86	$17.7500	8,500	$17.7500

$0.4100 to $17.7500	3,778,095	7.00	$3.8884	3,662,595	$3.9642

Options for the purchase of 3,673,595 shares were exercisable at September 30, 2005, with a weighted-average exercise price of $3.98.

The following table summarizes the status of the Company’s non-vested shares since September 30, 2004:

	Non-vested Options		Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at September 30, 2004	496,500	$4.09
Granted	2,329,008	$1.77
Vested	(2,252,801)	$2.79
Forfeited	(568,207)	$4.08
Non-vested at September 30, 2005	4,500	$2.70
Granted	123,500	$1.43	50,000	$1.41
Vested	(12,500)	$1.42	—
Forfeited	—	$—	—
Non-vested At December 31, 2005	115,500	$1.48	50,000	$1.41

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

On September 19, 2006, the Board of Directors approved a plan to close the Company’s Worcester, Massachusetts manufacturing facility by approximately December 31, 2006.  The decision to close this facility is in furtherance of the Company’s continuing efforts to streamline operations and reduce its operating costs.

As a result of this decision, the Company estimates that it will incur total cash and non-cash pre-tax charges of approximately $2.5 million to $4.0 million, with the majority of these charges recorded in 2006.  The total pre-tax charges are estimated to include employee severance and benefits costs of approximately $0.2 million to $0.3 million, the write down in carrying value of assets, including inventory, of approximately $1.3 million to $1.7 million and facility exit costs of approximately $1.0 million to $2.0 million.  Of the estimated total pre-tax charges, the Company estimates that cash charges will be approximately $1.2 million to $2.3 million relating to employee severance and benefits costs and facility exit costs.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement

This Transition Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Act of 1934. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “intends,” “estimates,” and similar expressions, whether in the negative or in the affirmative. Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, our actual results could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements below under Part II, Item 1A “Risk Factors” that we believe could cause our actual results to differ materially from the forward-looking statements that we make. We do not intend to update information contained in any forward-looking statements we make.

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

Effective February 10, 2006, we entered into a loan modification agreement (the “Fourth Loan Modification Agreement”) with the Bank, which amended our credit facility (as amended, the “Loan Agreement”).  Under the terms of the Loan Agreement, the Bank agreed to provide us with a credit line of up to $7.0 million.  The Loan Agreement was secured by most of the assets of the Company and advances under the Loan Agreement were limited to 80% of eligible receivables and up to $1.0 million based on the levels of eligible inventory.  Interest on outstanding borrowings accrued at the Bank’s prime rate of interest plus 1.5% per annum.  In addition, the Loan Agreement provided the ability to borrow up to $3,000,000 on a revolver basis paying only interest provided that we remained in compliance with all financial covenants, as defined.  In addition, we agreed to pay to the Bank a collateral handling fee of $750 per month and agreed to the following additional fees: (i) $25,000 commitment fee; (ii) an unused line fee in the amount of 0.5% per annum; and (iii) an early termination fee of 0.5% of the total credit line if we terminated the Loan Agreement within the first six months.  The Loan Agreement contained certain financial covenants relating to tangible net worth, as defined, which we had to satisfy in order to continue to borrow from the Bank.  The Loan Agreement was set to expire on January 29, 2007.  In connection with the private placement described below, all amounts outstanding under this credit facility were paid off on July 20, 2006 and the Loan Agreement was terminated.

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

•                  Warrant A’s to purchase up to an aggregate of 3,636,368 shares of our common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants; and

•                  Warrant B’s to purchase up to an aggregate of 3,636,368 shares of our common stock at a price of $1.68 per share for a period of 90 trading days beginning the later of six months from the date of such warrants and the date the Securities and Exchange Commission (the “SEC”) declares effective a shelf registration statement covering the resale of the common stock underlying the securities issued in the Private Placement (the “Registration Statement”), which was declared effective on September 27, 2006; to the extent the Warrant B’s are exercised, the Purchasers will receive additional seven-year warrants to purchase a number of shares of common stock equal to 50% of the number of shares of common stock purchased upon exercise of the Warrant B’s at a price of $1.815 per share.

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

On August 30, 2006, we received a notification from the Nasdaq Listings Qualification Department that we have failed to comply with the continued listing requirements of the Nasdaq Global Market because the market value of our listed securities has fallen below $50,000,000 for 10 consecutive business days pursuant to Nasdaq Marketplace Rule 4450(b)(1)(A).

Nasdaq also informed us that we failed to comply with Nasdaq Marketplace Rule 4450(b)(1)(B), which requires total assets and total revenue of $50,000,000 each for the most recently completed fiscal year or two of the last three most recently completed fiscal years.  Under the Nasdaq Global Market Continued Inclusion Requirements, we may maintain our listing qualification without complying with this requirement if we are in compliance with Nasdaq Marketplace Rule 4450(b)(1)(A) with respect to the market value of our listed securities being at least $50,000,000. Pursuant to Nasdaq Marketplace Rule 4450(e)(4), we were provided a period of 30 calendar days, or until September 29, 2006, to regain compliance.

On October 2, 2006, we received a Staff Determination Letter from the Nasdaq Listing Qualifications Department indicating that we had not regained compliance with Nasdaq Marketplace Rule 4450(b)(1)(A) as the market value of our common stock has remained below the minimum of $50,000,000 required for continued inclusion in The Nasdaq Global Market. Accordingly, our common stock is subject to delisting from The Nasdaq Global Market.

We requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff’s determination. The request for a hearing will stay the Staff’s determination and, as a result, our securities will remain listed on The Nasdaq Global Market until the Panel issues its decision following the hearing. The hearing is scheduled to be held on November 16, 2006. There can be no assurance that the Panel will grant our request for continued listing on The Nasdaq Global Market.

In accordance with Nasdaq Marketplace Rules, the Company could, prior to the hearing, apply to transfer its securities to The Nasdaq Capital Market. If such an application were approved, the hearing would be cancelled. Alternatively, the Company could proceed with the hearing and mention to the Panel that it is willing to consider The Nasdaq Capital Market as an option. In either case, there can be no assurance that any such transfer would be approved. The Company is currently evaluating all of its options in this regard.

On September 19, 2006, our Board of Directors approved a change in our fiscal year end from September 30 to December 31.  Accordingly, our next Annual Report on Form 10-K will be for the year ending December 31, 2006.

On September 19, 2006, our Board of Directors approved a plan to close the Company’s Worcester, Massachusetts manufacturing facility by approximately December 31, 2006.  The decision to close this facility is in furtherance of our continuing efforts to streamline operations and reduce its operating costs.  We intend to focus spending on its renewable energy business.

As a result of this decision, we estimate that we will incur total cash and non-cash pre-tax charges of approximately $2.5 million to $4.0 million, with the majority of these charges recorded in 2006.  The total pre-tax charges are estimated to include employee severance and benefits costs of approximately $0.2 million to $0.3 million, the write down in carrying value of assets, including inventory, of approximately $1.3 million to $1.7 million and facility exit costs of approximately $1.0 million to $2.0 million.  Of the estimated total pre-tax charges, we estimate that cash charges will be approximately $1.2 million to $2.3 million relating to employee severance and benefits costs and facility exit costs.

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

Cost of product revenue.  Cost of product revenue decreased $1.4 million, or 20%, from $7.2 million in fiscal 2005 to $5.8 million in fiscal 2006.

	Three months ended
	(in thousands)
Division	December 31, 2005	January 1, 2005	$ Change	% Change
Power Systems	$3,700	$5, 346	$(1, 646)	-30.8%
Electronics	2, 102	1,873	$229	12.2%
Total cost of product revenue	$5,802	$7,219	$(1, 417)	-19. 6%

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

Net unrealized gain on warrants to purchase common stock.  We had an approximately $22,000 unrealized gain on warrants to purchase common stock in the first quarter of fiscal 2005. We accounted for our warrants to purchase Beacon Power Corporation’s common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we had recorded these warrants at their fair value at January 1, 2005.  These warrants expired un-exercised in April 2005.

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

We anticipate that our current cash together with the net proceeds from the Private Placement will be sufficient to fund our operations at least through July 1, 2007.  This assumes that we will achieve our business plan and that we will be able to pay principal and interest under the Notes in shares of common stock and comply with all other terms of the Notes.  The business plan envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past.  If, however, we are unable to realize our business plan, or are unable to, pay principal and interest under the Notes in shares of common stock and comply with all other terms of the Notes, we may be forced to raise additional funds by selling stock or taking other actions to conserve our cash position, subject to the restrictions in the Purchase Agreement and the Notes.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities. Interest on outstanding balances under our previous credit facility accrued at a rate equal to the Bank’s prime rate of interest plus 1.5% per annum. Interest on the Notes accrues at a rate equal to the greater of (i) 7% per annum or (ii) the six month LIBOR plus 350 basis points, currently at 9.08%. Our ability to carry out our business plan or our ability to finance future working capital requirements may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.

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

In addition, during the third quarter of 2006, we noted a significant deficiency relating to an instance of control failure around the proper recognition of revenue in our facility in Burlington, Ontario, Canada.  Specifically, we discovered that in the first quarter of fiscal 2006 a customer unit was characterized as “shipped” when in fact it was being held at the freight forwarder’s warehouse; as a result of this mischaracterization, revenue for this unit was recognized during the first quarter when it should not have been.  The revenue for this unit was reversed in the second quarter due to the Company’s determination that this control failure had an inconsequential impact on revenue in the first quarter of fiscal 2006.  We believe this to be an isolated incident,; however, we have implemented additional controls, as described below, to remediate this deficiency to lessen the likelihood of a similar incident in the future.  This incident was discovered during our normal review process established around revenue recognition and our quarterly close process.  However, the incident was not uncovered in a timely manner in connection with the quarterly close process for the first quarter; it was ultimately discovered and resolved in a subsequent quarter.

Steps we have taken (or plan to take) to remediate these significant deficiencies are discussed below.

(b)           Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we have taken (or plan to take) the following steps to remediate the significant deficiencies identified above:

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

Item 1A. Risk Factors.

Our future results remain difficult to predict and may be affected by a number of factors which could cause actual results to differ materially from forward-looking statements contained in this Transition Report on Form 10-Q and presented elsewhere by management from time to time. These factors include business conditions within the distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive industries and the world economies as a whole. Our revenue growth is dependent, in part, on technology developments and contract research and development for both the government and commercial sectors and no assurance can be given that we will continue to obtain such funds. In addition, our growth opportunities are dependent on our new products penetrating the distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive markets. No assurance can be given that new products can be developed, or if developed, will be commercially viable; that competitors will not force prices to unacceptably low levels or take market share from us; or that we can achieve and maintain profitability in these or any new markets. Because of these and other factors, including, without limitation, the factors set forth below, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the market price of our common stock experiences significant volatility.

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

As of July 1, 2006, we have reserved 9,192,297 shares of common stock for issuance upon exercise of stock options and warrants, 3,746,870 shares for future issuances under our stock plans and 625,858 shares for future issuances as matching contributions under our 401(k) plan. We have also reserved 833,333 shares of common stock for issuance upon conversion of the outstanding Series B Preferred Stock, which can be converted at any time. As of July 1, 2006, holders of warrants and options to purchase an aggregate of 7,353,261 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144.  In addition, in connection with the Private Placement, we registered for re-sale approximately 23,091,982 shares of our common stock potentially issuable upon conversion or redemption of, or as interest payments on, the senior secured convertible notes issued in July 2006 and upon exercise of related warrants.

We are not currently in compliance with Nasdaq’s Marketplace rules for continued listing, which exposes us to the risk of delisting from the Nasdaq Global Market.

Our stock is listed on the Nasdaq Global Market, which affords us an opportunity for relatively broad exposure to a wide spectrum of prospective investors. As a requirement of continued inclusion in the Nasdaq Global Market, SatCon must comply with Nasdaq’s Marketplace rules.

On August 30, 2006, we received a notification from the Nasdaq Listings Qualification Department that we have failed to comply with the continued listing requirements of the Nasdaq Global Market because the market value of our listed securities has fallen below $50,000,000 for 10 consecutive business days pursuant to Nasdaq Marketplace Rule 4450(b)(1)(A).

Nasdaq also informed us that we failed to comply with Nasdaq Marketplace Rule 4450(b)(1)(B), which requires total assets and total revenue of $50,000,000 each for the most recently completed fiscal year or two of the last three most recently completed fiscal years.  Under the Nasdaq Global Market Continued Inclusion Requirements, we may maintain our listing qualification without complying with this requirement if we are in compliance with Nasdaq Marketplace Rule 4450(b)(1)(A) with respect to the market value of our listed securities being at least $50,000,000. Pursuant to Nasdaq Marketplace Rule 4450(e)(4), we were provided a period of 30 calendar days, or until September 29, 2006, to regain compliance.

On October 2, 2006, we received a Staff Determination Letter from the Nasdaq Listing Qualifications Department indicating that we had not regained compliance with Nasdaq Marketplace Rule 4450(b)(1)(A) as the market value of our common stock has remained below the minimum of $50,000,000 required for continued inclusion in The Nasdaq Global Market. Accordingly, our common stock is subject to delisting from The Nasdaq Global Market.

We requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff’s determination. The request for a hearing will stay the Staff’s determination and, as a result, our securities will remain listed on The Nasdaq Global Market until the Panel issues its decision following the hearing. The hearing is scheduled to be held on November 16, 2006. There can be no assurance that the Panel will grant our request for continued listing on The Nasdaq Global Market.

In accordance with Nasdaq Marketplace Rules, the Company could, prior to the hearing, apply to transfer its securities to The Nasdaq Capital Market. If such an application were approved, the hearing would be cancelled. Alternatively, the Company could proceed with the hearing and mention to the Panel that it is willing to consider The Nasdaq Capital Market as an option. In either case, there can be no assurance that any such transfer would be approved. The Company is currently evaluating all of its options in this regard.

In the event our common stock is delisted from the Nasdaq Global Market, there could be a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with the Nasdaq Global Market, the loss of federal preemption of state securities laws, the potential loss of confidence by suppliers, customers and employees, as well as the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing. In addition, if our common stock does not remain listed on a U.S. national securities exchange, we may be required to repurchase our outstanding senior secured convertible notes at a premium.  In that event, we would likely have significant limitations on our ability to raise capital, including capital necessary in order to fund the repurchase of the senior secured convertible notes.

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

Pursuant to our agreement with the investors in the July 2006 private placement, we are obligated to (i) file a registration statement covering the resale of the common stock underlying the securities issued in the private placement with the SEC within 30 days following the closing of the private placement (which we have satisfied), (ii) use our best efforts to cause the registration statement to be declared effective within 90 days following the closing of the private placement (which we have satisfied) and (iii) use our best efforts to keep the registration statement effective until the earlier of (x) the fifth anniversary of the effective date of the registration statement, (y) the date all of the securities covered by the registration statement have been publicly sold and (z) the date all of the securities covered by the registration statement may be sold without restriction under SEC Rule 144(k).  If we fail to comply with these or certain other provisions, then we will be required to pay liquidated damages of 1% of the aggregate purchase price paid by the investors in the private placement for the initial occurrence of such failure and 1.5% of such amount for each subsequent 30 day period the failure continues.  The total liquidated damages under this provision are capped at 24% of the aggregate purchase price paid by the investors in the private placement.  Any such payments could materially affects our ability to fund operations.

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

Item 4.           Submission of Matters to a Vote of Security Holders:

Note Applicable

Item 5.           Other Information:

Not applicable.

Item 6.           Exhibits:

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Transition Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SATCON TECHNOLOGY CORPORATION
Date: October 12, 2006	By:

/s/ DAVID E. O’NEIL
David E. O’Neil Vice President, Finance and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1

Asset Purchase agreement between SatCon Power Systems, Inc. and Qualmark Ling Corporation, dated December 13, 2005, previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, is incorporated herein by reference.

10.2

Third Loan Modification Agreement, dated as of February 2, 2006, by and between the Bank and the Company, SatCon Power Systems, Inc., SatCon Applied Technology, Inc., SatCon Electronics, Inc. and SatCon Power Systems Canada Ltd., previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, is incorporated herein by reference.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.