Form 10-Q
period 2006-09-30
SATCON TECHNOLOGY CORP
filed 2006-11-14
CIK 889423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

Commission File Number 1-11512

SATCON TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	04-2857552
incorporation or organization)	(IRS Employer Identification No.)

27 Drydock Avenue
Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $0.01 Par Value,
40,090,073 shares outstanding as of November 1, 2006.

PART I. FINANCIAL INFORMATION

Item 1.                          Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,956,729	$9,194,720
Restricted cash and cash equivalents	84,000	84,000
Accounts receivable, net of allowance of $839,062 and $651,463 at September 30, 2006 and December 31, 2005, respectively	6,416,035	5,332,668
Unbilled contract costs and fees	266,166	114,899
Inventory	7,112,518	6,502,168
Prepaid expenses and other current assets	419,774	710,924
Total current assets	$24,255,222	$21,939,379
Property and equipment, net	2,838,234	3,396,432
Goodwill, net	704,362	704,362
Intangibles, net	1,357,154	1,736,152
Other long-term assets	124,179	551,750
Total assets	$29,279,151	$28,328,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$—	$2,000,000
Current portion of long-term debt	156,734	155,919
Accounts payable	3,709,826	3,243,675
Accrued payroll and payroll related expenses	1,747,308	1,502,681
Other accrued expenses	2,120,266	1,903,130
Accrued contract losses	84,779	84,779
Current portion of senior secured convertible notes	2,502,247	—
Current portion of investor and placement agent warrant liability	255,811	—
Deferred revenue	2,405,586	2,359,672
Total current liabilities	$12,982,557	$11,249,856
Redeemable convertible Series B preferred stock (345 and 425 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively; face value $5,000 per share; liquidation preference 100%)	1,725,000	2,125,000
Long-term debt, net of current portion	—	117,715
Long-term Senior secured convertible notes, net of current portion	9,515,393	—
Long-term warrant liability, net of current portion	2,471,593	—
Other long-term liabilities	109,252	334,435
Total liabilities	$26,803,795	$13,827,006

Commitments and contingencies (Note H)

Stockholders’ equity:
Common stock; $0.01 par value, 100,000,000 and 50,000,000 shares authorized at September 30, 2006 and December 31, 2005, respectively; 39,546,635 and 38,382,706 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	395,466	383,827
Additional paid-in capital	155,683,445	153,450,771
Accumulated deficit	(153,517,304)	(139,213,827)
Accumulated other comprehensive loss	(86,251)	(119,702)
Total stockholders’ equity	$2,475,356	$14,501,069
Total liabilities and stockholders’ equity	$29,279,151	$28,328,075

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenue:
Product revenue	$7,232,110	$7,518,182	$20,745,333	$21,621,380

Funded research and development and other revenue	1,259,301	2,822,745	3,456,073	5,150,643
Total revenue	8,491,411	10,340,927	24,201,406	26,772,023
Operating costs and expenses:
Cost of product revenue	7,263,847	7,764,620	19,784,845	20,412,485
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	1,123,566	2,512,622	3,201,650	4,664,671
Unfunded research and development expenses	522,073	232,302	1,594,974	467,887
Total research and development and other revenue expenses	1,645,639	2,744,924	4,796,624	5,132,558
Selling, general and administrative expenses	2,898,676	2,757,051	9,651,652	8,279,916
Amortization of intangibles	97,794	111,671	321,136	335,013
Gain on sale of assets	(209,054)	(317,802)	(399,015)	(317,802)
Write-off of impaired long-lived assets	—	1,190,436	—	1,190,436
Restructuring costs	262,000	—	262,000	—
Total operating costs and expenses	11,958,902	14,250,900	34,417,242	35,032,606
Operating loss	(3,467,491)	(3,909,973)	(10,215,836)	(8,260,583)
Net unrealized gain on warrants to purchase common stock	—	(1,511)	—	(28,975)
Other income (expense), net	(3,722,788)	37,178	(3,659,417)	(98,566)
Interest income	121,976	14,412	274,758	40,091
Interest expense	(514,866)	(313,592)	(702,982)	(465,634)
Net loss	$(7,583,169)	$(4,173,486)	$(14,303,477)	$(8,813,667)
Net loss per weighted average share, basic and diluted	$(0.19)	$(0.12)	$(0.37)	$(0.26)
Weighted average number of common shares, basic and diluted	39,519,376	35,870,620	39,052,834	34,161,256

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2006
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common	Common	Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Stock	Capital	Deficit	Loss	Equity	Loss
Balance, December 31, 2005	38,382,706	$383,827	$153,450,771	$(139,213,827)	$(119,702)	$14,501,069
Net loss		—		(14,303,477)		(14,303,477)	$(14,303,477)
Issuance of common stock to 401(k) Plan	253,002	2,530	461,013	—	—	463,543	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock and issuance of restricted stock to employees	262,343	2,623	356,993	—	—	359,616	—
Issuance of common stock in lieu of six -months dividend on redeemable convertible Series B preferred stock	37,455	375	82,403	—	—	82,778	—
Issuance of common stock in connection with the exercise of warrants to purchase common stock	430,134	4,301	(4,097)	—	—	204	—
Issuance of common stock in connection with the conversion of redeemable convertible Series B preferred stock	180,995	1,810	398,190	—	—	400,000	—
Employee stock-based compensation	—	—	821,505	—	—	821,505	—
Adjustment to conversion price of Series B preferred stock, due to anti-dilution provisions	—	—	116,667			116,667
Foreign currency translation adjustment	—	—	—	—	33,451	33,451	33,451
Comprehensive loss	—	—	—	—	—	—	$(14,270,026)
Balance, September 30, 2006	39,546,635	$395,466	$155,683,445	$(153,517,304)	(86,251)	$2,475,356

The accompanying notes are an integral part of these unaudited consolidated financial statements

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net loss	$(14,303,477)	$(8,813,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	(399,015)	—
Depreciation and amortization	1,299,816	1,388,050
Provision for uncollectible accounts	114,398	98,913
Provision for excess and obsolete inventory	764,741	(851,569)
Write-off of impaired long-lived assets	—	1,190,436
Net unrealized gain on warrants to purchase common stock	—	28,975
Non-cash compensation expense, including stock based compensation costs of $821,505 for the nine months ended September 30, 2006	1,285,048	620,293
Change in fair value of senior secured convertible notes and investor and placement agent warrants liability	3,701,823	—
Non-cash interest expense	575,003	292,714
Compensation expense related to acceleration of unvested stock options	—	34,330
Changes in operating assets and liabilities:
Accounts receivable	(1,197,765)	(1,539,269)
Unbilled contract costs and fees	(151,267)	338,531
Prepaid expenses and other current assets	276,221	1,122,257
Inventory	(1,375,091)	227,526
Other long-term assets	427,571	(23,317)
Accounts payable	466,151	(616,774)
Accrued payroll and payroll related expenses, other expenses, accrued contract losses and restructuring costs	253,561	(916,274)
Deferred revenue	45,914	1,112,034
Other liabilities	(225,183)	(209,009)

Total adjustments	5,861,926	2,297,847

Net cash used in operating activities	(8,441,551)	(6,515,820)

Cash flows from investing activities:
Net proceeds from sale of assets	406,364	—
Purchases of property and equipment	(369,968)	(160,496)

Net cash provided by (used in) investing activities	36,396	(160,496)

Cash flows from financing activities:
Net borrowings under bank line of credit	(2,000,000)	—
Repayment of long-term debt	(116,900)	(138,100)
Net proceeds from August 2005 financing transaction	—	5,280,064
Net Proceeds from issuance of Senior Secured Convertible Notes	10,935,793	—
Net proceeds from exercise of warrants and options to purchase common stock	314,820	153,363

Net cash provided by financing activities	9,133,713	5,295,327

Effect of foreign currency exchange rates on cash and cash equivalents	33,451	12,945

Net increase (decrease) in cash and cash equivalents	762,009	(1,368,044)
Cash and cash equivalents at beginning of period, including restricted cash and cash equivalents	9,278,720	8,079,396

Cash and cash equivalents at end of period, including restricted cash and cash equivalents	$10,040,729	$6,711,352

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-Cash Investing and Financing Activities:
Valuation adjustment for Series B preferred stock and warrants	$116,667	$166,056
Common stock issued in lieu of dividend on redeemable convertible Series B Preferred Stock	$82,778	$63,750
Common stock issued related to 401(K) contributions	$463,543	$437,254
Issuance of warrants to purchase common stock to consultant	$—	$63,612
Issuance of warrants to purchase common stock to Silicon Valley Bank	$—	$119,427
Compensation charge associated with the acceleration of unvested employee stock options	$—	$34,330
Conversion of preferred stock for common stock	$400,000	$—
Interest and Income Taxes Paid:
Interest	$123,350	$78,712
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
(Unaudited)

Note A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its wholly-owned subsidiaries (collectively, the “Company”) as of September 30, 2006 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended September 30, 2005. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Effective September 19, 2006, our Board of Directors approved a change in our fiscal year end from September 30 to December 31.  Accordingly, our next Annual Report on Form 10-K will be for the fiscal year ending December 31, 2006.  A Transition Report on Form 10-Q for the transition period from October 1, 2005 to December 31, 2005 was filed on October 12, 2006.

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

The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each of the past ten years. As of September 30, 2006, it had an accumulated deficit of $153.5 million since inception. During the nine months ended September 30, 2006, the Company incurred a loss from operations of approximately $10.2 million, while using net cash from operations of approximately $9.5 million.  The Company’s restricted cash balances at September 30, 2006 and December 31, 2005 were $84,000, respectively.  In addition, under the terms of the Notes (as defined below), the Company is required, for so long as any Notes are outstanding, to maintain aggregate cash and cash equivalents equal to the greater of (i) $1.0 million or (ii) $3.0 million minus 80% of eligible receivables (as defined therein).

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

•                  Warrant A’s to purchase up to an aggregate of 3,636,368 shares of the Company’s common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants; and

•                  Warrant B’s to purchase up to an aggregate of 3,636,368 shares of the Company’s common stock at a price of $1.68 per share for a period of 90 trading days beginning the later of six months from the date of such warrants and the date the Securities and Exchange Commission (the “SEC”) declares effective a shelf registration statement covering the resale of the common stock underlying the securities issued in the Private Placement (the “Registration Statement”); to the extent the Warrant B’s are exercised, the Purchasers will receive additional seven-year warrants to purchase a number of shares of common stock equal to 50% of the number of shares of common stock purchased upon exercise of the Warrant B’s at a price of $1.815 per share.  Because the Registration Statement was declared effective on September 27, 2006, consequently the warrants will be exercisable for the 90 trading day period beginning six months from the date of such warrants.

The net proceeds of the sale were approximately $11 million, after deducting placement fees and other offering-related expenses.  In connection with the Private Placement, the Company also entered into a Security Agreement, dated July 19, 2006, with the Purchasers (the “Security Agreement”).

In addition, First Albany Capital (“FAC”) acted as placement agent in connection with the Private Placement.  In addition to a cash transaction fee of $590,000, FAC or its assigns received five-year warrants to purchase 218,182 shares of the Company’s common stock at an exercise price of $1.87 per share.  The Company also paid Ardour Capital, the Company’s financial advisor, approximately $250,000 for its services related to the Private Placement.

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

As a result of the Private Placement, in accordance with the anti-dilution provisions of the Company’s Series B Convertible Preferred Stock, the Company was required to adjust the conversion price of the remaining 345 shares of Series B Preferred Stock outstanding at that time.  These shares of Series B Preferred Stock have a liquidation preference of $5,000 per share and are convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which, as a result of the Private Placement, has been adjusted from $2.21 per share to $2.07 per share. As of September 30, 2006, the liquidation preference of the remaining 345 shares of Series B Preferred Stock was $1,725,000, and these are convertible into 833,333 shares of common stock.  The Series B Preferred Stock accrues dividends at a rate of 8% per annum.

As a result of the Private Placement, and in accordance with the anti-dilution provisions of the Series B Preferred Stock, the Company recorded the following non-cash charges as interest expense in its Statement of Operations for the three and nine months ended September 30, 2006:

Security	Prior Conversion/Exercise Price	Adjusted Conversion/Exercise Price	Interest Expense
Redeemable convertible Series B Preferred Stock	$2.21	$2.07	$116,667

The Company anticipates that its current cash together with the net amount raised in the Private Placement will be sufficient to fund its operations at least through September 30, 2007. This assumes the Company achieves its business plan.

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

The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as research and development expense as incurred. As of September 30, 2006 and September 30, 2005, the Company has accrued approximately $85,000 for anticipated contract losses on commercial contracts.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, overnight repurchase agreements with Silicon Valley Bank and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At September 30, 2006, the Company had approximately $9.6 million invested in a money market account with a national bank. At September 30, 2006 and December 31, 2005, the Company has restricted cash as indicated in the table below. In addition, at September 30, 2006 and December 31, 2005, the Company had overnight repurchase agreements with Silicon Valley Bank of $626,806 and $2,084,492, respectively.

Restricted Cash	September 30, 2006	December 31, 2005
Security deposits	$34,000	$34,000
Certificates of Deposit	50,000	50,000
Total restricted Cash	$84,000	$84,000

In addition, under the terms of the Notes (as defined below), the Company is required, for so long as any Notes are outstanding, to maintain aggregate cash and cash equivalents equal to the greater of (i) $1.0 million or (ii) $3.0 million minus 80% of eligible receivables (as defined therein).  Based on the level of eligible receivables, we are required to maintain aggregate cash and cash equivalents of $1.0 million.

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

The Company annually performs a goodwill impairment test as of the beginning of its fourth quarter, as required by SFAS No. 142. The Company determines the fair value of each of the reporting units based on a discounted cash flow income approach. The income approach indicates the fair value of a business enterprise based on the discounted value of the cash flows that the business can be expected to generate in the future. This analysis is largely based upon projections prepared by the Company and data from sources of publicly available information available at the time of preparation. These projections are based on management’s best estimate of future results. In making these projections, the Company considers the markets it is addressing, the competitive environment and its advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. In addition, the Company performs a macro assessment of the overall likelihood that the Company would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders’ equity (deficit) is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions are reflected in the loss from operations and were not significant during the three and nine months ended September 30, 2006 or September 30, 2005.

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

The Company recognized the full impact of its share-based payment plans in the consolidated financial statements for the three and nine months ended September 30, 2006 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material.  The following table presents share-based compensation expense included in the Company’s consolidated statement of operations:

	Three Months Ended	Nine Month Ended
	September 30, 2006	September 30, 2006
Cost of product revenue	$14,286	$83,965
Funded research and development and other revenue expense	20,904	117,790
Un-funded research and development and other revenue expenses	2,020	6,764
Selling, general and administrative expenses (1)	94,880	612,986
Share based compensation expense before tax	$132,090	$821,505
Income tax benefit	—	—

Net compensation expense	$132,090	$821,505

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

During the nine months ended September 30, 2005, $34,330 of stock based employee compensation was included in the determination of net loss.

The following table illustrates the effect on net loss and loss per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based awards.

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	Net Loss	Loss Per Share	Net Loss	Loss Per Share
As Reported	$(4,173,486)	$(0.12)	$(8,813,667)	$(0.26)
Stock based employee compensation expense	(111,736)	(0.00)	(3,290,489)	(0.09)

Pro Forma	$(4,285,222)	$(0.12)	$(12,104,156)	$(0.35)

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

As a direct result of the acceleration of the employee stock options, the amounts shown in the nine months ended September 30, 2005, above, include approximately $860,000 of stock based employee compensation expense that would have been accounted for in subsequent periods had the unvested options not been accelerated.  The table below details the Stock Based Employee Compensation Expense for the nine month period presented above:

Description	$’s

Related to options granted during the period which were not accelerated	$2,430,919

Result of option acceleration	859,570

Total	$3,290,489

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996.

The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2006 and 2005 were $1.23 and $1.97, and $1.28 and $1.00, respectively, per option.  The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Assumptions:	2006	2005	2006	2005
Expected life	6.25 years (1)	7 years	5.0 years to 6.25 years (1)	7 years
Expected volatility ranging from	90.6% - 93.0% (2)	53.8% - 63.8%	89.8% - 96.5% (2)	52.2% to 64.53%
Dividends	none	none	none	none
Risk-free interest rate	4.74% (3)	4%	4.29% to 5.3% (3)	4%

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

(4)             The forfeiture rate for each option grant is 6.25% for the three and nine months ended September 30, 2006; Upon adoption of the provision all outstanding stock options were vested.  The forfeiture rate is reviewed by the Company periodically.

In December 2005, the Company granted 50,000 shares of restricted common stock to a senior executive as permitted under the 2005 Stock Incentive Compensation Plan.  This grant vests 12,500 shares per quarter over four quarters.  12,500 of these restricted shares vested during each of the quarters ended April 1, 2006, July 1, 2006 and September 30, 2006. Compensation expense for the number of shares issued is recognized over the service period and is recorded in the consolidated statement of operations as a component of selling, general and administrative expense.  For the three and nine month periods ended September 30, 2006, compensation expense of $17,750 and $53,250, respectively, has been recognized related to this restricted stock award.  This amount is included in the table above that presents share-based compensation expense included in the Company’s consolidated statement of operations.

Stock Option Plans

Under the Company’s 1992, 1994, 1996, 1998, 1999, 2000, 2002 and 2005 Stock Option Plans (collectively, the “Plans”), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase up to 7,250,000 shares of the Company’s common stock. At September 30, 2006, 4,365,253 of the 7,250,000 stock options available for grant under the Plans have been granted.

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

The following table summarizes activity of the Company’s stock plans since September 30, 2004:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2004	2,061,294	$6.30	6.74
Grants	881,008	$2.05
Exercises	(4,000)	$0.63
Cancellations	(50,166)	$3.78
Outstanding at December 31, 2004	2,888,136	$5.05	6.43
Grants	1,448,000	$1.61
Exercises	(140,000)	$1.10
Cancellations	(518,041)	$4.11
Outstanding at September 30, 2005	3,678,095	$3.98	7.12
Grants	123,500	$1.43
Exercises	(1,000)	$0.63
Cancellations	(22,500)	$5.43
Outstanding at December 31, 2005	3,778,095	$3.89	7.00
Grants	858,000	$2.69
Exercises	(224,842)	$1.38
Cancellations	(46,000)	$3.22
Outstanding at September 30, 2006	4,365,253	$3.79	6.83	$94,889

Exercisable at September 30, 2006	3,774,753	$3.97	6.41	$94,889

Information related to stock options outstanding as of September 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price

$0.41 to $1.42	662,958	8.07	$1.10	610,958	$1.08
$1.45 to $1.76	899,000	8.51	$1.67	874,500	$1.68
$1.78 to $2.05	784,133	5.48	$2.01	759,133	$2.01
$2.07 to $2.95	849,000	9.48	$2.72	360,000	$2.53
$3.05 to $9.00	653,912	3.95	$5.59	653,912	$5.59
9.20 to $17.56	508,750	3.64	$13.03	508,750	$13.03
$17.75	7,500	4.11	$17.75	7,500	$17.75
$0.41 to $17.75	4,365,253	6.83	$3.79	3,774,753	$3.97

Options for the purchase of 3,673,595 shares were exercisable at September 30, 2005, with a weighted-average exercise price of $3.98 per share.  Options for the purchase of 3,662,595 shares were exercisable at December 31, 2005, with a weighted average exercise price of $3.96 per share.

The following table summarizes the status of the Company’s non-vested shares since September 30, 2004:

Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested
at September 30, 2004	—	$—
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested
at December 31, 2004	—	$—
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested
at September 30, 2005	—	$—
Granted	50,000	$1.41
Vested	—	$—
Forfeited	—	$—
Non-vested
at December 31, 2005	50,000	$1.41
Granted	—	$—
Vested	(37,500)	$1.41
Forfeited	—	$—
Non-vested
At September 30, 2006	12,500	$1.41

As of September 30, 2006, there was approximately $1.0 million of total unrecognized costs related to non-vested share-based compensation arrangements granted under the Company’s stock plans.  That cost is expected to be recognized over a weighted average period of approximately 1.47 years.  Options to purchase 224,842 shares were exercised during the nine month period ended September 30, 2006; these options had an intrinsic value of approximately $0.2 million on their date of exercise.

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

Reclassifications

Certain prior-year balances have been reclassified to conform to current-year presentation.

Note D. Loss per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,
	2006	2005	2006	2005

Net loss	$(7,583,169)	$(4,173,486)	$(14,303,477)	$(8,813,667)
Basic and diluted:
Common shares outstanding, beginning of period	39,439,047	33,407,662	38,382,707	33,182,694
Weighted average common shares issued during the period	80,329	2,462,958	670,127	978,562
Weighted average shares outstanding—basic and diluted	39,519,376	35,870,620	39,052,834	34,161,256

Net loss per weighted average share, basic and diluted	$(0.19)	$(0.12)	$(0.37)	$(0.26)

As of September 30, 2006 and 2005, shares of common stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive.  In addition, shares of common stock issuable upon the conversion of senior secured convertible notes and redeemable convertible preferred stock were excluded from the diluted weighted average common shares outstanding as their effect would also have been dilutive.   The table below summarizes the option and warrants, senior secured convertible notes and convertible preferred stock that were excluded from the calculation above due to their effect being antidilutive:

	September 30, 2006	December 31, 2005
Common stock issuable upon the exercise of:
Options	3,774,753	3,678,095
Warrants	3,824,573	4,966,056
Total Options and Warrants excluded	7,599,326	8,644,151

Common stock issuable upon the conversion of senior secured convertible notes, at conversion price of $1.65 per share	7,272,727	—

Common stock issuable upon the conversion of redeemable convertible Series B Preferred Stock	833,333	961,538

As of September 30, 2006, the number of shares issuable upon exercise of warrants does not include warrants to purchase 7,272,727 shares of common stock as these warrants had not yet vested.  These warrants were issued as part of the Private Placement on July 19, 2006.

Note E. Inventory

Inventory components at the end of each period were as follows:

	September 30, 2006	December 31, 2005
Raw material	$1,410,123	$1,234,203
Work-in-process	4,276,117	3,521,798
Finished goods	1,426,278	1,746,167
	$7,112,518	$6,502,168

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

The following is a summary of the Company’s operations by operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Applied Technology:
Funded research and development and other revenue	$1,259,301	$2,822,745	$3,456,073	$5,150,643
Loss from operations, including amortization of intangibles of $66,545 and $80,421 for the three months ended September 30, 2006 and 2005, respectively, and $227,387 and $241,264 for the nine months ended September 30, 2006 and 2005, respectively	$(364,076)	$(183,039)	$(1,518,286)	$(1,186,135)

Power Systems:
Product revenue	$4,963,589	$5,168,968	$13,209,788	$14,328,919
Loss from operations	$(1,953,718)	$(2,721,174)	$(5,000,592)	$(4,369,540)

Electronics:
Product revenue	$2,268,521	$2,349,214	$7,535,545	$7,292,461
Loss from operations, including amortization of intangibles of $31,250 for the three months ended September 30, 2006 and 2005, and $93,750 for the nine months ended September 30, 2006 and 2005	$(254,610)	$(202,348)	$(659,396)	$(136,577)

Corporate:
Loss from operations, including share- based compensation expense of $0.2 million and $0.4 million for the three and nine months ended September 30, 2006	$(895,087)	$(803,412)	$(3,037,562)	$(2,568,331)

Consolidated:
Product revenue	$7,232,110	$7,518,182	$20,745,333	$21,621,380
Funded research and development and other revenue	1,259,301	2,822,745	3,456,073	5,150,643
Total revenue	$8,491,411	$10,340,927	$24,201,406	$26,772,023
Operating loss	$(3,467,491)	$(3,909,973)	$(10,215,836)	$(8,260,583)
Net unrealized loss on warrants to purchase common stock	—	(1,511)	—	(28,975)
Other income (expense), net	(3,722,788)	37,178	(3,659,417)	(98,566)
Interest income	121,976	14,412	274,758	40,091
Interest expense	(514,866)	(313,592)	(702,982)	(465,634)
Net loss	$(7,583,169)	$(4,173,486)	$(14,303,477)	$(8,813,667)

Common assets not directly attributable to a particular segment are included in the Corporate segment. These assets include cash and cash equivalents, prepaid and other corporate assets. The following is a summary of the Company’s assets by operating segment:

	September 30, 2006	December 31, 2005
Applied Technology:
Segment assets	3,178,377	$3,514,073
Power Systems:
Segment assets	9,743,423	9,212,205
Electronics:
Segment assets	5,713,483	5,901,619
Corporate:
Segment assets	10,643,868	9,700,178
Consolidated total assets	$29,279,151	$28,328,075

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue by geographic region based on location of customer:
United States	$7,882,223	$9,751,141	$21,500,313	$25,512,543
Rest of world	609,188	589,786	2,701,093	1,259,480
Total revenue	$8,491,411	$10,340,927	$24,201,406	$26,772,023

	September 30,	December 31,
	2006	2005
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:
United States	$4,680,522	$5,776,239
Rest of world	219,228	60,707
Total long-lived assets (including goodwill and intangible assets)	$4,899,750	$5,836,946

Note G. Legal Matters

From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business.

On May 19, 2006, the Company filed a suit in U.S. district court, District of Massachusetts, against one of its customers.  The suit demands full payment of all outstanding amounts due to the Company from its customer.  The customer has filed a counterclaim that the Company believes is without merit.  The suit is entering the discovery stage, and the Company intends to vigorously pursue its affirmative claims. The amount outstanding by this customer is approximately $0.9 million.

The Company is not aware of any current or pending litigation in which the Company is or may be a party that it believes could materially adversely affect the results of operations or financial condition or net cash flows.

Note H. Commitments and Contingencies

Letters of Credit:

The Company utilizes a standby letter of credit to satisfy a security deposit requirement. Outstanding standby letters of credit as of September 30, 2006 and December 31, 2005 were $34,000.  The Company is required to pledge cash as collateral on these outstanding letters of credit. As of September 30, 2006 and December 31, 2005, the cash pledged as collateral for these letters of credit was $34,000 and is included in restricted cash and cash equivalents on the consolidated balance sheets.

Purchase Commitments:

In the ordinary course of business the Company enters into agreements with vendors for the purchase of goods and services through the issuance of purchase orders.  In general the majority of these purchases do not represent commitments of the Company until the goods or services are received.  In the third quarter of fiscal 2003 the Company provided for approximately $900,000 related to outstanding purchase commitments that were related to its Shaker and UPS product lines.  At September 30, 2006 and December 31, 2005 the balance outstanding on these purchase commitments was $237,150 and $357,334, respectively.  The remaining balance relates to items associated with the UPS product line.  These amounts are included in other accrued expenses in the Company’s consolidated balance sheets.

Employment Agreements:

The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. As of September 30, 2006 and December 31, 2005, the Company’s potential obligation to these employees was approximately $500,000.  On October 16, 2006, an employee covered under an employment agreement was terminated, effective October 1, 2006.  The Company will accrue the termination cost in its fourth quarter ending December 31, 2006.

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

In the third and fourth quarters of fiscal 2004 and through the end of the quarter ended December 31, 2005, the Company encountered unanticipated problems related to performance requirements.  At the end of the third quarter of 2004 the Company had completed the technical design and was working on integration and testing.  At that time, the Company estimated that it would incur costs of approximately $3.0 million to complete the project.  Accordingly, the Company has recorded additional charges in the third and fourth fiscal quarters of 2004 totaling $0.9 million.  During fiscal 2005, there were no changes to the Company’s estimate and upon completion of the contract $0.1 million was recorded as an additional charge.  All contract elements were delivered to the customer.  During the quarter ended September 30, 2005 the Company recognized approximately $1.5 million in revenue related to this contract.  In addition, due to the loss related to this contract, the Company recorded approximately $0.1 million in costs during 2005.  The Company did not incur any contract losses through the three or nine months ended September 30, 2006.

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

In connection with, and as a condition precedent to, the completion of the Private Placement, on July 20, 2006, the Company paid all amounts due and owing under the Loan Agreement and terminated such agreement.  In doing so the Company incurred a termination fee of approximately $17,500 and legal fees of approximately $8,500 which were paid to the Bank.

Note I. Restructuring Costs

As of September 30, 2004, the Company had $495,612 accrued related to a restructuring cost, which was established in April 2002.  On January 27, 2005, the Company reached a settlement with the landlord of the Anaheim, California facility in the amount of $240,000 as final settlement for all claims.  In addition, at that time, the Company determined that all remaining restructuring liabilities accrued were no longer warranted and that all matters related to the restructuring charge have been settled; accordingly, the Company has adjusted all remaining balances related to severance costs, facilities cost and equipment costs remaining as of January 1, 2005, resulting in a reduction of accrued restructuring charges of $255,612.  The remaining balance was paid by the Company in the quarter ending April 2, 2005.

On September 19, 2006, the Board of Directors approved a plan to close the Company’s Worcester, Massachusetts manufacturing facility by approximately December 31, 2006.  The decision to close this facility is in furtherance of the Company’s continuing efforts to streamline operations and reduce its operating costs.

As of September 30, 2006, approximately $0.3 million has been incurred by the Company related to the restructuring.  This charge represents approximately $25,000 related to employee severance and $0.2 million in impairment charges related to property, plant and equipment.  Other costs will be charged to restructuring costs as liabilities are incurred related to the facility closure.

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

The following is a summary of the Company’s accrued warranty activity for the following periods:

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Balance at beginning of period	$556,314	$680,469
Provision	199,180	40,200
Usage	(318,296)	(117,990)
Other	11,365	(46,365)
Balance at end of period	$448,563	$556,314

Note K. Convertible Notes and Warrant Liabilities

Features of the Convertible Notes and Warrants

On July 19, 2006, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (the “Purchasers”) in connection with the private placement (the “Private Placement”) of:

•                  $12,000,000 aggregate principal amount of senior secured convertible notes (the “Notes”), convertible into shares of our common stock at a conversion price of $1.65 per share;

•                  Warrant A’s to purchase up to an aggregate of 3,636,368 shares of our common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants; and

•                  Warrant B’s to purchase up to an aggregate of 3,636,368 shares of our common stock at a price of $1.68 per share for a period of 90 trading days beginning the later of six months from the date of such warrants and the date the Securities and Exchange Commission (the “SEC”) declares effective a shelf registration statement covering the resale of the common stock underlying the securities issued in the Private Placement (the “Registration Statement”); to the extent the Warrant B’s are exercised, the Purchasers will receive additional warrants, as described below.

In connection with the Private Placement, we also entered into a Security Agreement, dated July 19, 2006, with the Purchasers, pursuant to which we granted the Purchasers a security interest in all of our right, title and interest in, to and under all of our personal property and other assets, including the our ownership interest in the capital stock of our subsidiaries, as security for the prompt payment in full of all amounts due and owing under the Notes. The following is a summary of the material provisions of the Purchase Agreement, the Notes, the Warrant A’s and the Warrant B’s. These summaries are not complete and are qualified in their entirety by reference to the full text of such agreements, each of which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on July 21, 2006. Readers should review those agreements for a complete understanding of the terms and conditions associated with the Private Placement.

Securities Purchase Agreement

As noted above, the Purchase Agreement provided for the issuance and sale to the Purchasers of the Notes, the Warrant A’s and the Warrant B’s for an aggregate purchase price of $12,000,000. Other significant provisions of the Purchase Agreement include, among others:

•                  the requirement that we pay off all amounts outstanding under our credit facility with Silicon Valley Bank;

•                  for so long as the Notes are outstanding, the obligation that we offer to the Purchasers the opportunity to participate in subsequent securities offerings (up to 50% of such offerings), subject to certain exceptions for, among other things, certain underwritten public offerings and strategic alliances;

•                  for so long as the Notes are outstanding, the obligation that we not incur any indebtedness that is senior to, or on parity with, the Notes in right of payment, subject to limited exceptions for purchase money indebtedness and capital lease obligations; and

•                  our obligation to (i) file the Registration Statement with the SEC within 30 days following the closing of the Private Placement, (ii) use our best efforts to cause the Registration Statement to be declared effective within 90 days following the closing of the Private Placement and (iii) use our best efforts to keep the Registration Statement effective until the earlier of (x) the fifth anniversary of the effective date of the Registration Statement, (y) the date all of the securities covered by the Registration Statement have been publicly sold and (z) the date all of the securities covered by the Registration Statement may be sold without restriction under SEC Rule 144(k). If we fail to comply with these or certain other provisions, then we will be required to pay liquidated damages of 1% of the aggregate purchase price paid by the Purchasers in the Private Placement for the initial occurrence of such failure and 1.5% of such amount for each subsequent 30 day period the failure continues. The total liquidated damages under this provision are capped at 24% of the aggregate purchase price paid by the Purchasers in the Private Placement.

Senior Secured Convertible Notes

The Notes have an aggregate principal amount of $12 million and are convertible into shares of our common stock at a conversion price of $1.65, subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges.

The Notes bear interest at the higher of (i) 7.0% per annum or (ii) the six-month LIBOR plus 3.5%. Interest is payable quarterly, beginning on October 31, 2006, and may be made in cash or, at our option if certain equity conditions are satisfied, in shares of our common stock. If interest is paid in shares of common stock, the price per share will be at a 10% discount to the volume weighted average price for the 20 trading days preceding the payment date.

75% of the original principal amount of the Notes is to be repaid in 18 equal monthly installments ($500,000 per month) beginning on February 28, 2007. Such principal payments may be made in cash or, at our option if certain equity conditions are satisfied, in shares of our common stock. If principal is paid in shares of common stock, the price per share will be the lesser of (i) the conversion price or (ii) a 10% discount to the volume weighted average price for the 20 trading days preceding the payment date. At any time following the 24 month anniversary of the issuance of the Notes, the holders may elect to require us to redeem for cash all or any portion of the outstanding principal on the Notes; provided, however, that on the 60th month anniversary of the issuance of the Notes, we will be required to redeem any remaining outstanding principal and unpaid interest. Notwithstanding the foregoing, at any time following the one year anniversary of the effective date of the Registration Statement, we may, under certain circumstances, redeem the Notes for cash equal to 120% of the aggregate outstanding principal amount plus any accrued and unpaid interest.

The Notes are convertible at the option of the holders into shares of our common stock at any time at the conversion price. If at any time following the one year anniversary of the effective date of the Registration Statement, the volume weighted average price per share of common stock for any 20 consecutive trading days exceeds 175% of the conversion price, then, if certain equity conditions are satisfied, we may require the holders of the Notes to convert all or any part of the outstanding principal into shares of common stock at the conversion price. The Notes contain certain limitations on optional and mandatory conversion, including that, absent stockholder approval of the transaction, we may not issue shares of common stock under the Notes in excess of 19.99% of the our outstanding shares on the closing date.

•                  The Notes contain certain covenants and restrictions, including, among others, the following (for so long as any Notes remain outstanding):

•                  we must maintain aggregate cash and cash equivalents equal to the greater of (i) $1,000,000 or (ii) $3,000,000 minus 80% of eligible receivables (as defined therein);

•                  if a change of control of our company occurs, the holders may elect to require us to purchase the Notes for 115% of the outstanding principal amount plus any accrued and unpaid interest; and

•                  we may not issue any common stock or common stock equivalents at a price per share less than the conversion price.

Events of default under the Notes include, among others, payments defaults, cross-defaults, breaches of any representation, warranty or covenant that is not cured within the proper time periods, failure to perform certain required activities in a timely manner, our common stock is no longer listed on an eligible market, the effectiveness of the Registration Statement lapses beyond a specified period and certain bankruptcy-type events involving us or any significant subsidiary. Upon an event of default, the holders may elect to require us to repurchase all or any portion of the outstanding principal amount of the Notes for a purchase price equal to the greater of (i) 115% of such outstanding principal amount, plus all accrued but unpaid interest or (ii) 115% of the then value of the underlying common stock.

Warrant A’s

The Warrant A’s entitle the holders thereof to purchase up to an aggregate of 3,636,368 shares of our common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants. The exercise price and the number of shares underlying these warrants are subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges.

If a change of control of our company occurs, the holders may elect to require us to purchase the Warrant A’s for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A.

For so long as any Warrant A’s remain outstanding, we may not issue any common stock or common stock equivalents at a price per share less than the conversion price of the Notes. In the event of a breach of this provision, then the holders may elect to require us to purchase the Warrant A’s for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A.

If following the later of (i) the effective date of the Registration Statement and (ii) the six month anniversary of the issuance date, the volume weighted average price per share of our common stock for any 20 consecutive trading days exceeds 200% of the exercise price, then, if certain equity conditions are satisfied, we may require the holders of the Warrant A’s to exercise up to 50% of the unexercised portions of such warrants. If following the 24 month anniversary of the issuance date, the volume weighted average price per share of our common stock for any 20 consecutive trading days exceeds 300% of the exercise price, then, if certain equity conditions are satisfied, we may require the holders of the Warrant A’s to exercise all or any part of the unexercised portions of such warrants.

Warrant B’s

The Warrant B’s entitle the holders thereof to purchase up to an aggregate of 3,636,368 shares of our common stock at a price of $1.68 per share for a period of 90 trading days beginning the later of six months from the date of such warrants and the date the SEC declares effective the Registration Statement. The exercise price and the number of shares underlying these warrants are subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges.

If a change of control of our company occurs, the holders may elect to require us to purchase the Warrant B’s for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant B.

For so long as any Warrant B’s remain outstanding, we may not issue any common stock or common stock equivalents at a price per share less than the conversion price of the Notes. In the event of a breach of this provision, then the holders may elect to require us to purchase the Warrant B’s for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant B.

If following the effective date of the Registration Statement, the volume weighted average price per share of our common stock for any 20 consecutive trading days exceeds 150% of the exercise price, then, if certain equity conditions are satisfied, we may require the holders of the Warrant B’s to exercise any unexercised portions of such warrants.

To the extent the Warrant B’s are exercised, the holders thereof will receive additional seven-year warrants to purchase a number of shares of our common stock equal to 50% of the number of shares of common stock purchased upon exercise of the Warrant B’s (the “Additional Warrants”). The Additional Warrants will have an exercise price of $1.815 per share and shall be substantially the same as the Warrant A’s.

Placement Agent Warrants

First Albany Capital (“FAC”) acted as placement agent in connection with the Private Placement. In addition to a cash transaction fee, FAC or its designees were entitled to receive five-year warrants to purchase 218,182 shares of our common stock at an exercise price of $1.87 per share. These warrants will be callable after the second anniversary of the closing of the Private Placement if the 20-day volume weighted average price per share of our common stock exceeds 175% of the exercise price. At the direction of FAC, these warrants were issued to First Albany Companies Inc., the parent of FAC.

Accounting for the Convertible Debt Instrument and Warrants

The Company has determined that the Notes constitute a hybrid instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of SFAS 133. “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133”).   The Company has identified all of the derivatives associated with the July 19, 2006 financing, and concluded two of the derivatives can not be reliably measured nor reliably associated with another derivative that can be reliably measured.  As such, the Company has appropriately valued these derivatives as a single hybrid contract together with the Notes. The contract will be remeasured at each period at the fair value with the changes in fair value recognized in the statement of operations until the notes are settled.

Upon issuance, the Warrant A’s and Warrant B’s, along with the Placement Agent Warrants did not meet the requirements for equity classification set forth in EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock,” because such warrants (a) must be settled in registered shares and (b) are subject to substantial liquidated damages if the Company s unable to maintain the effectiveness of the resale registration of the shares.  Therefore such Warrants are required to be accounted for as freestanding derivative instruments pursuant to the provisions of SFAS 133.  Changes in fair value are recognized as either a gain or loss in the statement of operations under the caption “other (income) expense”.  In addition, the Warrant B’s are being classified as a current liability on the balance sheet as they are outstanding for less than one year.

Upon issuance of the Notes and Warrants the Company allocated the proceeds received to the Notes and the Warrants on a relative fair value basis.  As a result of such allocation, the Company determined the initial carrying value of the Notes to be $9.4 million.  The Notes were immediately marked to fair value, resulting in a derivative liability in the amount of $16.3 million. As of September 30, 2006, the Notes have been marked to fair value resulting in a derivative liability of $12.0 million. The charge to other (income) expense for the period ended September 30, 2006 was $3.6 million.

Upon issuance, the Company allocated $2.6 million of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $4.9 million and a charge to other expense of $2.2 million. As of September 30, 2006, the Warrants have been marked to fair value resulting in a derivative liability of $2.7 million. The charge to other (income) expense for the period ended September 30, 2006 was $0.1 million. The Company paid approximately $1.1 million in cash transaction costs and incurred another $0.2 million in costs based upon the fair value of the Placement Agent Warrants. These costs were expensed in the three and nine month periods ended September 30, 2006 as other (income) expense. The transaction costs were immediately expensed as part of the fair value adjustment.

The debt discount in the amount of $2.6 million (resulting from the allocation of proceeds) is being amortized to interest expense using the effective interest method over the expected term of the Notes.  The Company amortized approximately $0.1 million in the three and nine month periods ended September 30, 2006, which is a component of interest expense.

A Summary of changes in the Notes, Warrants and Placement Agent Warrants is as follows:

		Fair Value
	Fair Value	of Warrant
	of Notes	Liabilities	Total
Allocation of initial proceeds	$9,351,084	$2,648,916	$12,000,000
Transaction costs	$(1,064,207)	$—	$(1,064,207)
Initial fair value adjustment	$8,002,518	$2,204,950	$10,207,468

July 19, 2006	$16,289,395	$4,853,866	$21,143,261

Amortization of debt discount	$107,428	$—	$107,428
Fair value adjustment	$(4,379,183)	$(2,126,462)	$(6,505,645)
Balance September 30, 2006	$12,017,640	$2,727,404	$14,745,044

Note L.  Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”) which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the potential impact of the adoption of FIN No. 48 on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157.

In September 2006, the SEC released SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 allows registrants to adjust for the cumulative effect of certain errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption provided that management has properly concluded that the errors were not material to prior periods. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended.  The Company is currently evaluating the impact of SAB 108.

Note M. Subsequent Events

On September 29, 2006, the Company gave notice to its Note holders that the interest payment due on October 31, 2006 would be paid in shares of common stock of the Company.  The Company issued 315,000 shares of common stock on October 2, 2006, as an initial estimate of the number of shares necessary to settle this liability.  On October 31, 2006, the Company determined that the actual number of shares required to satisfy the October 31, 2006 interest payment was 369,164 shares.  Accordingly, an additional 54,164 were issued to the Note holders.  As a result of the issuance of stock for payment of the interest the conversion price of the Series B Preferred Stock, due to the anti-dilution features, was adjusted from $2.07 to $2.06 per share, which resulted in a non-cash interest charge of approximately $8,400, which will be recorded in the Company’s quarter ending December 31, 2006.  As of November 1, 2006, the Series B Preferred Stock is convertible into 837,839 shares of common stock of the Company.

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

•                  Warrant A’s to purchase up to an aggregate of 3,636,368 shares of our common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants; and

•                  Warrant B’s to purchase up to an aggregate of 3,636,368 shares of our common stock at a price of $1.68 per share for a period of 90 trading days beginning the later of six months from the date of such warrants and the date the Securities and Exchange Commission (the “SEC”) declares effective a shelf registration statement covering the resale of the common stock underlying the securities issued in the Private Placement (the “Registration Statement”); to the extent the Warrant B’s are exercised, the Purchasers will receive additional seven-year warrants to purchase a number of shares of common stock equal to 50% of the number of shares of common stock purchased upon exercise of the Warrant B’s at a price of $1.815 per share.  Because the registration statement was declared effective on September 27, 2006, these warrants will be exercisable for the 90 day period beginning six months from the date of such warrants.

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

As a result of our failure to comply with the continued listing requirements of the Nasdaq Global Market (in particular, the requirement that the market value of our common stock be at least $50,000,000), on October 17, 2006 we applied to transfer our securities to The Nasdaq Capital Market.  On October 23 we received notification that our application for listing with the Nasdaq Capital Market was approved.  Our stock began trading on the Nasdaq Capital Market at the opening of business on October 25, 2006.

On September 19, 2006, our Board of Directors approved a change in our fiscal year end from September 30 to December 31.  Accordingly, our next Annual Report on Form 10-K will be for the year ending December 31, 2006.

On September 19, 2006, our Board of Directors approved a plan to close the Company’s Worcester, Massachusetts manufacturing facility by approximately December 31, 2006.  The decision to close this facility is in furtherance of our continuing efforts to streamline operations and reduce its operating costs.  We intend to focus spending on its renewable energy business. As a result of this decision, we incurred approximately $0.3 million related to employee severance and asset impairments, which were recorded in the period ended September 30, 2006.

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

We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed-upon the final indirect cost rates for the fiscal year ended September 30, 2003. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred. As of September 30, 2006 and December 31, 2005, we have accrued approximately $0.1 million, respectively, for anticipated contract losses.

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

Fiscal Year	Fiscal Quarter ended	Value of Inventory Reserve Used	Value of Purchase Commitments Reserve Used	Period Reduction to Cost of Sales	Fiscal Year to Date Reduction to Cost of Sales	Cumulative Reduction to Cost of Sales

2005	April 2, 2005	$58,000	$88,000	$146,000	$146,000	$920,000
	July 2, 2005	$83,000	$—	$83,000	$229,000	$1,003,000
	September 30, 2005	$—	$—	$—	$229,000	$1,003,000
	December 31, 2005	$—	$—	$—	$229,000	$1,003,000

2006	April 1, 2006	$—	$—	$—	$—	$1,003,000
	July 1, 2006	$—	$—	$—	$—	$1,003,000
	September 30, 2006	$—	$—	$—	$—	$1,003,000

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of approximately $40 million as of September 30, 2006, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Convertible debt instruments and warrant liabilities

We account for our senior secured convertible Notes and associated warrants in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Our convertible Notes include features that qualify as embedded derivatives, such as (i) the holders’ conversion option, (ii) our option to settle the Notes at the scheduled dates in cash or shares of our common stock, and (iii) premiums and penalties we would be liable to pay in the event of default.

We record interest expense under our convertible Notes based on the greater of (i) 7% or (ii) the six-month Libor, in effect at the time plus 350 basis points, as well as the amortization of the debt discount, which we compute using the effective interest method.  The debt discount represents the difference between our gross proceeds of $12.0 million and the fair value of the convertible debt upon issuance, after separately valuing the investor warrants, the placement agent warrants and the convertible Notes on a relative fair value basis.  By amortizing the debt discount to interest expense, rather than recognizing it as a change in fair value of the convertible debt instrument and warrants, which is a separate line item in our statement of operations, we believe our interest expense line item more appropriately reflects the cost of the debt associated with our convertible Notes.

We determined the fair values of our convertible Notes, investor warrants and placement agent warrants in consultation with valuation specialists, using valuation models we consider to be appropriate. Our stock price has the most significant influence on the fair value of our convertible Notes and our warrants. An increase in our common stock price would cause the fair values of both convertible Notes and warrants to increase, because the conversion and exercise prices, respectively, of such instruments are fixed at $1.65 and $1.68 per share, respectively, and result in a charge to our statement of operations. A decrease in our stock price would likewise cause the fair value of the convertible Notes and the warrants to decrease and result in a credit to our statement of operations. If the price of our common stock were to decline significantly, however, the decrease in the fair value of the convertible Notes would be limited by the instrument’s debt characteristics. Under such circumstances, our estimated cost of capital would become another significant variable affecting the fair value of the convertible Notes.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months September 30, 2005

Product Revenue.  Product revenue decreased by $0.3 million, or 3.8%, from $7.5 million in 2005 to $7.2 million in 2006.  Product revenue by division is broken out below.

	Three months ended September 30, (in thousands)
Division	2006	2005	$ Change	% Change
Power Systems	$4,963	$5,169	$(206)	-4.0%
Electronics	2,269	2,249	$(80)	-3.4%
Total product revenue	$7,232	$7,518	$(286)	-3.8%

The decrease of $0.2 million in revenue from Power Systems, as compared to the same period in 2005, was largely due to the following:

•                  Industrial Equipment, which includes our Industrial Power Supplies product line, Plasma Torches and Frequency Converters, revenues decreased approximately $0.5 million,

•                  Test and Measurement product line revenue decreased approximately $0.4 million.  Compared to the same period in 2005, revenues in our test and measurement product line, which includes the shaker and amplifier product lines that were sold in December 2005, were approximately $0.1 million as compared to $0.5 million in the same period in 2005.  Moving forward there will be no more revenue from shaker and amplifier products, and

•                  MagLev product line revenue decreased approximately $0.9 million.

These decreases were partially offset by increases in the following lines of business:

•                  Solar Inverter line revenue increased approximately $0.7 million to $2.2 million,

•                  Fuel Cell Inverter line revenues increased approximately $0.5 million to $0.7 million,

•                  Hybrid Electric Vehicle components increased approximately $0.2 million, and

•                  Other product line revenue increases of approximately $0.1 million.

Revenues in the Electronics division decreased by approximately $0.1 million as compared to the same period in 2005.

Funded research and development and other revenue.  Funded research and development and other revenue decreased from $2.8 million in fiscal 2005 to $1.3 million in 2006.  The decrease is primarily due to the fact that $1.5 million of revenue from the EDO contract was recognized in 2005, as the contract was completed and accepted by the customer.  In addition, there was a decrease in Department of Defense contract revenue of approximately $0.4 million offset by an increase of revenue related to other commercial contracts of approximately $0.4 million.

Cost of product revenue.  Cost of product revenue decreased approximately $0.5 million, or 6.4%, from $7.7 million in 2005 to $7.2 million in 2006.  Cost of product revenue by division is broken out below.

	Three months ended September 30, (in thousands)
Division	2006	2005	$ Change	% Change
Power Systems	$5,332	$5,726	$(396)	-6.9%
Electronics	1,932	2,039	$(105)	-5.2%
Total cost of product revenue	$7,264	$7,765	$(501)	-6.4%

The decrease was primarily attributable to both the mix of products sold during the period and lower revenues compared to 2005 in our Power Systems division.  The Electronics division saw a decrease in the cost of product revenue of approximately $0.1 million due to the mix of its business during the period.

Gross Margin. Gross margins on product revenue increased from negative 3% in 2005 to 0% in 2006.  Gross margin by division is broken out below.

	Three months ended September 30,
Division	2006	2005
Power Systems	-7%	-11%
Electronics	15%	13%
Total gross margin %	0%	-3%

Funded research and development and other revenue expenses.  Funded research and development and other revenue expenses decreased by approximately $1.4 million, from $2.5 million in 2005 to $1.1 million in 2006.  The decrease is primarily due to the fact that $1.5 million of the funded research and development expenses from the EDO contract were recognized in 2005, upon final acceptance by the customer. The gross margin on funded research and other revenue was 11% for 2005 and 2006.

Unfunded research and development expenses.  We expended approximately $0.5 million on unfunded research and development in 2006 compared with approximately $0.2 million spent in 2005.  The spending in 2006 and 2005 was related to unfunded engineering in our Electronics and Power Systems divisions for the continued development of new products and technologies.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by approximately $0.1 million, or 5%, from $2.8 million in 2005 to $2.9 million in 2006.  Approximately $0.1 million of the increase is directly attributable to compensation costs related to the issuance of stock options to our employees and directors pursuant to SFAS 123(R) charged to operations during the period as compared to the same period in 2005.

Amortization of intangibles.  Amortization of intangibles remained flat at $0.1 million.

Restructuring costs.  During 2006 we commenced a restructuring plan designed to streamline our manufacturing and production base, improve efficiency and enhance our competitiveness and recorded a restructuring charge of $0.3 million. These charges are comprised employee severance and benefits costs and the write down in carrying value of assets. (See Note I. Restructuring Costs).  In addition, we estimated that we will incur total cash and non-cash pre-tax charges of approximately $2.5 million to $4.0 million, with the majority of these charges recorded in 2006.  The total pre-tax charges are estimated to include employee severance and benefits costs of approximately $0.2 million to $0.3 million (of which $25,000 have been recorded in the period ended September 30, 2006), the write down in carrying value of assets (of which approximately $0.2 million have been recorded in the period ended September 30, 2006), including inventory, of approximately $1.3 million to $1.7 million and facility exit costs of approximately $1.0 million to $2.0 million.  We will amend this estimate if we determine that our estimates for charges associated with the closing of this facility will vary significantly.

Gain on sale of assets.  During 2006 we received an installment payment of approximately $0.2 million related to the sale of our SPLC technology in 2004 which was recorded as a gain on sale of assets when received.  In 2005 we received approximately $0.3 million related to the sale of our SPLC technology.  There are no more amounts due related to this sale.

Other Income (expense).  Other expense was approximately $3.7 million for third quarter of 2006 compared to other income of approximately $36,000 for the third quarter of 2005.  Other income for 2006 consists primarily of charges related to the fair valuation of our derivative instruments.  2005 other expense consisted primarily of tax payments, Silicon Valley Bank warrant amortization and financing costs which were expensed during the period.

Interest income.  Interest income was approximately $0.1 million for 2006 and is directly attributable to our cash on hand.

Interest expense.  Interest expense for 2006 was approximately $0.5 million.  Interest expense in 2006 includes approximately $0.2 million in interest related to the Notes, which was paid in share of our common stock of the company, $0.1 million in amortization of the debt discount related to the valuation of the Notes and Warrants and $35,000 of non-cash interest associated with dividends on the Series B Preferred Stock, approximately $0.1 million related to change in the Series B Preferred Stock conversion price as a result of the private placement and other interest charges related to our credit facility with Silicon Valley Bank, which was terminated on July 19, 2006. In 2005 interest expense was approximately $0.3 million and was comprised of approximately $32,000 of non-cash interest associated with dividends on the Series B Preferred Stock, approximately $0.2 million related to the change in the Series B Preferred Stock conversion price as a result of the August 2005 financing transaction and approximately $0.1 million in interest charges related to our credit facility.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Product Revenue.  Product revenue decreased by $0.9 million, or 4.1%, from $21.6 million in 2005 to $20.7 million in 2006.  Product revenue by division is broken out below.

	Nine months ended September 30, (in thousands)
Division	2006	2005	$ Change	% Change
Power Systems	$13,210	$14,329	$(1,119)	-7.8%
Electronics	7,535	7,292	243	3.3%
Total product revenue	$20,745	$21,621	$876	4.1%

The decrease in product revenue was comprised of approximately $1.1 million from our Power Systems division offset by an increase of $0.2 million from our Electronics division.   This decrease of $1.1 million in revenue from Power Systems, as compared to the same period in 2005, was largely due to the following:

•                  MagLev product line revenue decreased approximately $0.9 million,

•                  Test and Measurement product line revenue decreased approximately $2.0 million.  Compared to the same period in 2005, revenues in our test and measurement product line, which includes the shaker and amplifier product lines that were sold in December 2005, were approximately $3.0 million compared to $1.3 million for the same period in 2006.  Moving forward there will be no more revenue from shaker and amplifier products.  For 2005, shaker and amplifier revenues were approximately $2.4 million,

•                  Industrial Equipment, which includes our Industrial Power Supplies product line, Plasma Torches and Frequency Converters, product line revenues decreased approximately $1.0 million, and

•                  Motor product line revenues decreased by approximately $0.2 million.

These decreases were partially offset by increases in the following lines of business:

•                  Solar Inverter line revenue increased approximately $2.5 million to approximately $5.5 million,

•                  Fuel Cell Inverter line revenues increased approximately $0.1 million to approximately $1.7 million,

•                  Hybrid Electric Vehicle components increased by approximately $0.2 million, and

•                  Increases in other product line revenue of approximately $0.2 million.

Revenues in the Electronics division increased approximately $0.2 million.  The increase was primarily due to increased sales to government customers as compared to 2005 of $1.0 million offset by decreases in sales to non-government customers of $0.8 million.

Funded research and development and other revenue.  Funded research and development and other revenue decreased from $5.2 million in 2005 to $3.5 million in 2006.  The decrease is primarily due to the fact that in 2005 we recognized approximately $1.5 million of revenue from the EDO contract, upon completion of the contract and acceptance by the customer.  In addition, revenues related to contracts with the Department of Defense decreased approximately $0.3 million and contracts with the Department of Energy decreased approximately $0.2 million.  These decreases were offset by revenue from contracts with commercial customers, which increased by approximately $0.3 million.

Cost of product revenue.  Cost of product revenue decreased $0.6 million, or 3.1%, from $20.4 million in 2005 to $19.8 million in fiscal 2006. Cost of product revenue by division is broken out below.

	Nine months ended September 30, (in thousands)
Division	2006	2005	$ Change	% Change
Power Systems	$13,509	$14,484	$(975)	-6.7%
Electronics	6,276	5,929	$347	5.9%
Total product revenue	$19,785	$20,413	$(628)	-3.1%

The decrease was primarily attributable to lower revenues compared to 2005 in our Power Systems division.  These savings were offset, in part, by a slight increase in overhead costs during the period.   The Electronics division saw a slight increase in the cost of product revenue commensurate with the increase in revenue for the period.

Gross Margin. Gross margins on product revenue remained virtually unchanged at 6% from 2005 to 2006.  Gross margin by division is broken out below.

	Nine months ended September 30,
Division	2006	2005
Power Systems	-2%	-1%
Electronics	17%	19%
Total gross margin %	5%	6%

In our Power Systems division, the decrease in gross margin by 1% is a direct result the mix of products for the period as compared to the same period in 2005 offset by charges related to the carrying value of inventory during the period.  The decrease in gross margins in our Electronics division is primarily due to mix of products sold during the period compared to that of 2005.

Funded research and development and other revenue expenses.  Funded research and development and other revenue expenses decreased by $1.5 million, or 34%, from $4.7 million in 2005 to $3.2 million in 2006.  This decrease was primarily attributable to the completion of the EDO fixed price contract in 2005.   The gross margin on funded research and other revenue decreased from 9% in 2005 to 7% in 2006. This decrease is primarily attributable to share-based compensation costs of approximately $0.1 million in 2006.

Unfunded research and development expenses.  We expended approximately $1.6 million on unfunded research and development in 2006 compared with approximately $0.5 million spent in 2005.  The spending in fiscal 2006 and 2005 was related to unfunded engineering in our Electronics and Power Systems divisions for the continued development of new products and technologies.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by approximately $1.4 million, or 17%, from $8.3 million in 2005 to $9.7 million in 2006.  Approximately $0.6 million of the increase is directly attributable to compensation costs related to the issuance of stock options to our employees and directors pursuant to SFAS 123(R) charged to operations during the period.  Corporate costs increased approximately $0.4 million primarily as a result of increased compensation costs related to the issuance of stock options to our employees and directors pursuant to SFAS 123(R) charged to operations during the period and increased accounting and legal fees for the period as compared to 2005.  Increased sales and marketing costs in our Applied Technology, Electronics and Power Systems divisions accounted for the remainder of the increase over that of 2005.

Amortization of intangibles.  Amortization of intangibles remained flat at $0.3 million.

Gain on sale of assets.  In 2006 the Company received approximately $0.4 million related to its 2004 sale of its SPLC technology.  In 2005, the Company received approximately $0.3 million related to this sale.  The Company records the gain on sale as payments are received.  There are no further amounts due related to this sale.

Restructuring costs.  During 2006 we commenced a restructuring plan designed to streamline our manufacturing and production base, improve efficiency and enhance our competitiveness and recorded a restructuring charge of $0.3 million. These charges are comprised employee severance and benefits costs and the write down in carrying value of assets. (See Note I. Restructuring Costs).  In addition, we estimated that we will incur total cash and non-cash pre-tax charges of approximately $2.5 million to $4.0 million, with the majority of these charges recorded in 2006.  The total pre-tax charges are estimated to include employee severance and benefits costs of approximately $0.2 million to $0.3 million (of which $25,000 have been recorded in the period ended September 30, 2006), the write down in carrying value of assets (of which approximately $0.2 million have been recorded in the period ended September 30, 2006), including inventory, of approximately $1.3 million to $1.7 million and facility exit costs of approximately $1.0 million to $2.0 million.  We will amend this estimate if we determine that our estimates for charges associated with the closing of this facility will vary significantly.

Net unrealized gain on warrants to purchase common stock.  In 2005 we had an approximately $29,000 unrealized loss on warrants to purchase common stock, related to warrants we held in Beacon Power Corporation. We accounted for our warrants to purchase Beacon Power Corporation’s common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we had recorded these warrants at their fair value at April 2, 2005.   These warrants expired un-exercised in April 2005.

Other income (expense).  Other income was approximately $3.7 million, which is comprised primarily of charges related to the fair valuation of our derivative instruments.   Other expense in 2005 was approximately $99,000, which is comprised of state tax payments, the amortization of the Silicon Valley Bank warrants and costs related to the August 2005 financing transaction.

Interest income.  Interest income was approximately $0.3 million for 2006 and is directly attributable to our cash on hand.  Interest income in 2005 was approximately $40,000.

Interest expense.  Interest expense for 2006 was approximately $0.7 million.  Interest expense in 2006 includes approximately $0.2 million in interest related to the Notes, which was paid in shares of common stock, $0.1 million in amortization of the debt discount related to the valuation of the Notes and Warrants, $0.1 million of non-cash interest associated with dividends on the Series B Preferred Stock, approximately $0.1 million related to change in the Series B Preferred Stock conversion price as a result of the Private Placement and other interest charges related to our credit facility with Silicon Valley Bank, which was terminated on July 19, 2006. In 2005 interest expense was approximately $0.5 million and was comprised of approximately $0.1 million of non-cash interest associated with dividends on the Series B Preferred Stock, approximately $0.2 million related to the change in the Series B Preferred Stock conversion price as a result of the August 2005 financing transaction and approximately $0.1 million in interest charges related to our credit facility.

Liquidity and Capital Resources

As of September 30, 2006, we had approximately $10.0 million of cash, of which $0.1 million was restricted.  In addition, under the terms of the Notes, we are required, for so long as any Notes are outstanding, to maintain aggregate cash and cash equivalents equal to the greater of (i) $1.0 million or (ii) $3.0 million minus 80% of eligible receivables *as defined therein).  Based on the level of eligible receivables, we are required to maintain aggregate cash and cash equivalents of $1.0 million.

We anticipate that our current cash together with the net proceeds from the Private Placement will be sufficient to fund our operations at least through September 30, 2007.  This assumes that we will achieve our business plan and that we will be able to pay principal and interest under the Notes in shares of common stock and comply with all other terms of the Notes.  The business plan envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past.  If, however, we are unable to realize our business plan, or are unable to pay principal and interest under the Notes in shares of common stock or otherwise comply with the terms of the Notes, we may be forced to raise additional funds by selling stock or taking other actions to conserve our cash position, subject to the restrictions in the Purchase Agreement and the Notes.

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

Our financial statements for our fiscal year ended September 30, 2005, which are included in our most recent Annual Report on Form 10-K, as amended, contain an audit report from Grant Thornton LLP. The audit report contains a going concern qualification, which raises substantial doubt with respect to our ability to continue as a going concern. However, our business plan, which envisions a significant improvement in results from the recent past, contemplates sufficient liquidity to fund operations at least through September 30, 2007.  The receipt of a going concern qualification may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations.

We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of September 30, 2006, we had an accumulated deficit of $153.5 million.  Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities and convertible debt, public security offerings, and borrowings on our line of credit and capital equipment leases.

As of September 30, 2006, our cash and cash equivalents were approximately $10.0 million, including restricted cash and cash equivalents of $0.1 million; this represents an increase in our cash and cash equivalents of approximately $0.8 million from the $9.3 million on hand at December 31, 2005. Net cash used in operating activities for the nine months ended September 30, 2006 was approximately $9.5 million as compared to net cash used in operating activities of $6.5 million for the nine months ended September 30, 2005. Net  cash used in operating activities during the nine months ended September 30, 2006 was primarily attributable to the net loss for the period of approximately $10.2 million, the change in fair value of our Notes and Warrants of approximately $3.7 million, non-cash compensation expense, including stock based compensation of $0.8 million, of $1.3 million, non-cash interest expense of $0.6 million related to interest on the Notes and dividends on the Series B Preferred Stock, the gain on sale of assets of approximately $0.4 million related to payments received on the sale of our SPLC technology, which is included in our net loss for the period, in addition to non-cash items such as depreciation and amortization, deferred revenue, offset by other changes in working capital.

Net cash provided by investing activities during the nine months ended September 30, 2006 was approximately $36,000, of which approximately $0.4 million related to the gain on sale of our SPLC technology, offset slightly by cash of $0.4 million used to purchase fixed assets during the period.  This compared to cash used in investing activities of approximately $0.2 million for the same period in 2005 related to the purchase of fixed assets.

Cash provided by financing activities for the nine months ended September 30, 2006 was $9.1 million as compared to $5.3 million for the same period in 2005. Net cash provided by financing activities during 2006 includes $10.9 million, net, from the sale of the Notes, and net proceeds received from the exercise of warrants and options to purchase common stock of approximately $0.3 million, offset by $2.0 million in repayments related to borrowings under our line of credit with Silicon Valley Bank and approximately $0.1 million related to payments on our capital lease obligations.  Net cash provided by financing activities during 2005 includes approximately $5.3 million of net proceeds from the August 2005 financing transaction, offset in part by approximately $0.1 million related to payments on our capital lease obligations.

We lease equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments, as of September 30, 2006, under the capital and operating leases with non-cancelable terms are as follows:

Fiscal Years ended September 30,	Capital Leases	Operating Leases

2006	$41,897	$308,247
2007	101,693	1,277,813
2008	—	1,363,810
2009	—	1,119,893
2010	—	370,437
Thereafter	—	159,408
Total	$143,590	$4,599,608

Effects of Inflation

We believe that inflation and changing prices over the past three years have not had a significant impact on our net revenue or on our income from continuing operations.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risks involves forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities. Interest on the Notes accrues at a rate equal to the greater of (i) 7% per annum or (ii) the six month LIBOR plus 350 basis points, currently 9.08%.  As of September 30, 2006, we had $12.0 million of outstanding convertible Notes.  We account for the convertible Notes and warrant liabilities on a fair value basis, and changes in share price and market interest rates will affect our earnings but will not affect our cash flows. Our ability to carry out our business plan or our ability to finance future working capital requirements may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.

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

Item 4.                          Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (the principal executive officer) and Vice President of Finance (the principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures. While the Company has identified certain internal control deficiencies, which are discussed below, the Company’s evaluation indicated that these deficiencies did not impair the effectiveness of the Company’s overall disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Vice President of Finance and Treasurer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In addition, during the quarter ended July 1, 2006, we noted a significant deficiency relating to an instance of control failure around the proper recognition of revenue in our facility in Burlington, Ontario, Canada.  Specifically, we discovered that in the quarter ended December 31, 2005 a customer unit was characterized as “shipped” when in fact it was being held at the freight forwarder’s warehouse; as a result of this mischaracterization, revenue for this unit was recognized during the first quarter when it should not have been.  The revenue for this unit was reversed in the quarter ended July 1, 2006 due to the Company’s determination that this control failure had an inconsequential impact on revenue in the quarter ended December 31, 2005.  We believe this to be an isolated incident; however, we have implemented additional controls, as described below, to remediate this deficiency to lessen the likelihood of a similar incident in the future.  This incident was discovered during our normal review process established around revenue recognition and our quarterly close process.  However, the incident was not uncovered in a timely manner in connection with the quarterly close process for the quarter ended December 31, 2005; it was ultimately discovered and resolved in a subsequent quarter.

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

•                  With respect to the second significant deficiency, (i) as it relates to financial reporting disclosures, the Company has already enhanced its reporting disclosure checklist and review process to include a complete review of any documents being shared with the Company’s independent auditors; and (ii) as it relates to income tax disclosures, we have outsourced this function to a qualified company, as well as implemented procedures to ensure that our employees reviewing these types of disclosures receive the proper training.

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

•                  With respect to the significant deficiency discovered during the quarter ended July 1, 2006, (i) during such quarter, we implemented an enhanced certification sign-off procedure by employees involved in the production and shipping process within the Canadian division, (ii) we have enhanced our review of all supporting documentation for items recognized as revenue and have begun tracking shipments back to the supporting transportation company’s invoice as additional support for the proper recognition of revenue and (iii) we have implemented additional training regarding recognition of revenue and related procedures.

In addition, we intend to continue to evaluate and, when appropriate, enhance our disclosure controls and procedures, including our internal control over financial reporting.  In particular, we intend (as a result of the implementation of Section 404 of SOX) to rigorously assess, document and test our internal control over financial reporting to ensure compliance with the rules and regulations promulgated under Section 404 when they become applicable to us.  We anticipate that, as a result of this assessment process, changes will be made to our internal control over financial reporting and, if necessary, such changes will be described in our future filings under the Exchange Act.  We anticipate that certain of these changes will also help address the conditions considered to be significant deficiencies in internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to routine litigation and proceedings in the ordinary course of business.

On May 19, 2006, we filed a suit in U.S. district court, District of Massachusetts, against one of our customers.  The suit demands full payment of all outstanding amounts due us from our customer.  The customer has filed a counterclaim that we believe is without merit.  The suit is entering the discovery stage, and we intend to vigorously pursue its affirmative claims. The amount outstanding by this customer is approximately $0.9 million.

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

For each of the past ten fiscal years, we have experienced losses from operating our businesses. As of September 30, 2006, we had an accumulated deficit of approximately $153.5 million. During the nine months ended September 30, 2006 we had a loss from operations of approximately $10.2 million.  In July 2006, we sold senior secured convertible notes and related warrants for $12 million.  The net proceeds of the sale were approximately $11 million, after deducting placement fees and other offering-related expenses.  If, however, we are unable to operate on a cash flow breakeven basis in the future, we may need to raise additional capital in order to sustain our operations. There can be no assurance that we will be able to achieve such results or to raise such funds if they are required.

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

We have authorized 100,000,000 shares of our common stock, of which 39,546,635 shares were issued and outstanding as of September 30, 2006.  Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise the capital that we may need at today’s stock prices, we will need to issue securities that are convertible into or exercisable for a significant amount of our common stock. For example, in July 2006, we sold senior secured convertible notes and related warrants for $12 million.  These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options, whether currently outstanding or subsequently granted, exercise their options or if warrant holders exercise their warrants to purchase shares of our common stock.

The sale or issuance of a large number of shares of our common stock could depress our stock price.

As of November 1, 2006, we have reserved 15,458,803 shares of common stock for issuance upon exercise of stock options and warrants, 1,213,911 shares for future issuances under our stock plans and 487,429 shares for future issuances as matching contributions under our 401(k) plan. We have also reserved 837,379 shares of common stock for issuance upon conversion of the outstanding Series B Preferred Stock, which can be converted at any time. In addition, we have reserved 7,272,727 shares of common stock for issuance upon conversion of the outstanding Notes, which can be converted at any time.  As of September 30, 2006, holders of warrants and options to purchase an aggregate of 7,596,068 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144.

We have not consistently complied with Nasdaq’s Marketplace rules for continued listing, which exposes us to the risk of delisting from the Nasdaq Stock Market.

As a result of our failure to comply with the continued listing requirements of The Nasdaq Global Market, on October 25, 2006 we transferred our securities to The Nasdaq Capital Market.  However, if we fail to maintain compliance with the rules for continued listing on The Nasdaq Capital Market, including, without limitation, the minimum $1.00 bid price requirement, and our common stock is delisted from The Nasdaq Capital Market, there could be a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with The Nasdaq Capital Market, the loss of federal preemption of state securities laws, the potential loss of confidence by suppliers, customers and employees, as well as the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.  In addition, if our common stock does not remain listed on a U.S. national securities exchange, we may be required to repurchase our outstanding senior secured convertible notes at a premium and/or incur liquidated damages.  In that event, we would likely have significant limitations on our ability to raise capital, including capital necessary in order to fund the repurchase of the senior secured convertible notes or pay the liquidated damages.

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

As of September 30, 2006, we held approximately 71 U.S. patents and had 1 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe, and Asia for many of these patents. The expiration dates of our patents range from 2009 to 2021, with the majority expiring after 2015. As a qualifying small business from our inception to date, we have retained commercial ownership rights to proprietary technology developed under various U.S. government contracts and grants.

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

Revenue from sales to our international customers for the nine months ended September 30, 2006 and 2005, were approximately $2.7 million and $1.3 million, respectively. Our success depends, in part, on our ability to expand our market for our products and services to foreign customers and our ability to manufacture products that meet foreign regulatory and commercial requirements. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. We face numerous challenges in penetrating international markets, including unforeseen changes in regulatory requirements, export restrictions, fluctuations in currency exchange rates, longer accounts receivable cycles, difficulties in managing international operations, and the challenges of complying with a wide variety of foreign laws.

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

As of September 30, 2006, 345 shares of our Series B Preferred Stock were outstanding. Pursuant to the terms of the certificate of designation creating the Series B Preferred Stock, upon a liquidation of our company, the holders of shares of the Series B Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is $5,000 per share of Series B Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares. Prior to October 1, 2005, dividends accrued on the shares of Series B Preferred Stock at a rate of 6% per annum. On October 1, 2005, dividends began accruing on the Series B Preferred Stock at a rate of 8% per annum.

If we are unable to effectively and efficiently eliminate the significant deficiencies that have been identified in our internal controls and procedures, there could be a material adverse effect on our operations or financial results.

In December 2005, our management and Audit Committee were notified by our independent accountants, Grant Thornton LLP, of four significant deficiencies in our internal control over financial reporting regarding (i) a significant deficiency related to a need to formalize certain policies and procedures (including those relating to accounting and financial reporting), (ii)  a significant deficiency related to financial reporting and income tax disclosures, (iii) a significant deficiency related to the need for monitoring controls to ensure that operational controls are operating as designed and (iv) a significant deficiency related to an instance of a control failure around evaluation of proper revenue recognition. In addition, during the quarter ended July 1, 2006 management notified the Audit Committee of a significant deficiency relating to an instance of control failure around the proper recognition of revenue in our facility in Burlington, Ontario, Canada. Although we are committed to addressing these deficiencies, we cannot assure you that we will be able to successfully implement the revised controls and procedures or that our revised controls and procedures will be effective in remedying all of the identified significant deficiencies. Our inability to remedy these significant deficiencies potentially could have a material adverse effect on our business.

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

Pursuant to our agreement with the investors in the July 2006 private placement, we were obligated to (i) file a registration statement covering the resale of the common stock underlying the securities issued in the private placement with the SEC within 30 days following the closing of the private placement (which we have satisfied), (ii) use our best efforts to cause the registration statement to be declared effective within 90 days following the closing of the private placement (which we have satisfied, as the registration statement was declared effective on September 27, 2006) and (iii) use our best efforts to keep the registration statement effective until the earlier of (x) the fifth anniversary of the effective date of the registration statement, (y) the date all of the securities covered by the registration statement have been publicly sold and (z) the date all of the securities covered by the registration statement may be sold without restriction under SEC Rule 144(k). If we fail to comply with these or certain other provisions, then we will be required to pay liquidated damages of 1% of the aggregate purchase price paid by the investors in the private placement for the initial occurrence of such failure and 1.5% of such amount for each subsequent 30 day period the failure continues. The total liquidated damages under this provision are capped at 24% of the aggregate purchase price paid by the investors in the private placement. Any such payments could materially affect our ability to fund operations.

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

SatCon Technology Corporation

Date: November 14, 2006	By:	/s/ David E. O’Neil
David E. O’Neil
Vice President, Finance and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.