Form 10-K
period 2006-12-31
SATCON TECHNOLOGY CORP
filed 2007-04-02
CIK 889423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2006

Commission file number 1-11512

SATCON TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	04-2857552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
27 Drydock Avenue, Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip Code)

(617) 897-2400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $.01 Par Value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s Common Stock, $.01 par value per share, held by non-affiliates of the registrant was $68,018,065 based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Capital Market as of the close of business on the last business day of the registrant’s most recently completed second quarter ($1.89). There were 41,536,053 shares of Common Stock outstanding as of March 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SatCon Technology Corporation

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

•       Warrant A’s to purchase up to an aggregate of 3,636,368 shares of our common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants; and

•       Warrant B’s to purchase up to an aggregate of 3,636,368 shares of our common stock at a price of $1.68 per share for a period of 90 trading days beginning the later of six months from the date of such warrants and the date the Securities and Exchange Commission (the “SEC”) declares effective a shelf registration statement covering the resale of the common stock underlying the securities issued in the Private Placement (the “Registration Statement”); to the extent the Warrant B’s are exercised, the Purchasers will receive additional seven-year warrants to purchase a number of shares of common stock equal to 50% of the number of shares of common stock purchased upon exercise of the Warrant B’s at a price of $1.815 per share. Because the registration statement was declared effective on September 27, 2006, these warrants were originally exercisable for the 90 trading day period beginning six months from the date of such warrants (i.e. May 30, 2007). As discussed below, in connection with an amendment to the Purchase Agreement enabling us to issue common stock for the early termination of the lease for our Worcester facility, the expiration date of the Warrant B’s was extended to August 31, 2007.

The net proceeds of the sale were approximately $11 million, after deducting placement fees and other offering-related expenses. In connection with the Private Placement, we also entered into a Security Agreement, dated July 19, 2006, with the Purchasers (the “Security Agreement”).

In addition, First Albany Capital (“FAC”) acted as placement agent in connection with the Private Placement. In addition to a cash transaction fee of $590,000, FAC or its designees were entitled to receive five-year warrants to purchase 218,182 shares of our common stock at an exercise price of $1.87 per share. At the discretion of FAC, these warrants were issued to First Albany Companies, Inc., the parent of FAC. We also paid Ardour Capital, our financial advisor, approximately $250,000 for its services related to the Private Placement.

In connection with, and as a condition precedent to, the completion of the Private Placement, on July 20, 2006, we paid all amounts due and owing under our credit facility with Silicon Valley Bank (approximately $2 million) and terminated such facility. In doing so we incurred a termination fee of $17,500 and legal fees of $8,500.

See Note G to our consolidated financial statements included in this Annual Report on Form 10-K for a detailed description of the Notes and related warrants.

As a result of our failure to comply with the continued listing requirements of the Nasdaq Global Market (in particular, the requirement that the market value of our common stock be at least $50,000,000), on October 17, 2006 we applied to transfer our securities to The Nasdaq Capital Market. On October 23, 2006 we received notification that our application for listing with the Nasdaq Capital Market was approved. Our stock began trading on the Nasdaq Capital Market at the opening of business on October 25, 2006.

On September 19, 2006, our Board of Directors approved a change in our fiscal year end from September 30 to December 31. As a result, the financial periods presented and discussed in this Annual Report on Form 10-K will be defined as follows:

1.	Year ended December 31, 2006 represents the twelve months ended December 31, 2006,
2.	Three-month transition period ended December 31, 2005 represents the three months ended December 31, 2005,
3.	Fiscal year ended September 30, 2005 represents the twelve month period ended September 30, 2005, and
4.	Fiscal year ended September 30, 2004 represents the twelve month period ended September 30, 2004.

On September 19, 2006, our Board of Directors approved a plan to close our Worcester, Massachusetts manufacturing facility by approximately December 31, 2006. The decision to close this facility was in furtherance of our continuing efforts to streamline operations and reduce operating costs. We intend to focus spending on our renewable energy business. As a result of this decision, we recorded approximately $1.6 million related to lease termination costs, warrant revaluation, employee severance and retention bonuses and asset impairments, in our results of operations for the year ended December 31, 2006. Additionally, we anticipate incurring approximately $0.1 million related to employee severance and retention bonus’ which will be paid out during 2007. We currently expect this action will result in a reduction of total overhead expenses of rent, facility and personnel costs of approximately $3.0 million per year.

On December 20, 2006, we entered into a Modification, Termination and Release of Lease (the “Termination Agreement”) with Paul E. Hanlon, Trustee of C&M Realty Trust (the “Landlord”), the landlord with respect to the lease for our manufacturing facility located in Worcester, Massachusetts (the “Worcester Facility”). Our execution of, and performance under the Termination Agreement was in furtherance of our efforts to streamline operations and reduce operating costs. Under the existing lease for the Worcester Facility, the aggregate base rent payable for the remaining term of the lease was approximately $1.3 million. Pursuant to the Termination Agreement, as consideration for the early expiration of the lease, we issued to the Landlord 850,000 shares of our common stock (the “Shares”) on January 2, 2007. Under the Termination Agreement, the lease expired on February 15, 2007.

On December 20, 2006, we entered into a First Amendment to Securities Purchase Agreement (the “Amendment”) with certain of the Purchasers who participated in the Private Placement

Pursuant to the Amendment:

•       the definition of “Excluded Stock” set forth in the Purchase Agreement was amended to enable us to issue up to 1.1 million shares of our common stock in connection with the early termination of the lease for the Worcester facility, without such shares being subject to the Purchasers’ right of participation set forth in the Purchase Agreement and certain prohibitions set forth in the Notes and related warrants (as noted above, we ultimately settled the lease for 850,000 shares); and

•       we agreed to extend the expiration date of the Warrant B’s issued in the Private Placement from May 30, 2007 to August 31, 2007.

As a result of the extension of the expiration date of the Warrant B’s, we recorded a non-cash charge of approximately $193,117 in the period ended December 31, 2006.

Our History, Beginning in R & D and Transitioning to a Product Based Corporation

From inception in 1985, through the early 1990’s, we were primarily funded through research and development contracts with the U.S. government. These contracts were directed at developing new technologies in motion control, control software and electronics. Through this work, we built an engineering base in magnetics, motor and motor drive technology, digital signal processing and high-speed electronics. In the 1990’s, we expanded that base through commercially funded research and development to include design and packaging of high-power electronics, high reliability electronic components and advanced materials. These engineering skills form the technical basis of our business. Since the mid 1990’s, through a combination of internal product development and targeted acquisitions, we have leveraged our core technical capabilities into product manufacturing. Our products include: commercial high power conversion and control systems for alternative energy applications, a variety of advanced power control systems for hybrid electric vehicles, commercial motors including motors for hybrid electric vehicles, uninterruptible power supplies and ride-through devices for applications requiring high quality sustainable power, specialty magnetically levitated products and microelectronics primarily used in high reliability applications.

Building Our Capability Through Acquisitions

In January 1997, we acquired our MagMotor division, a manufacturer of custom and standard electric motors. In April 1997, we acquired Film Microelectronics, Inc., a manufacturer of thin film substrates and custom hybrid microelectronics. In January 1999, we acquired Inductive Components, Inc., a value-added supplier of customized electric motors. In April 1999 we acquired HyComp, Inc., a manufacturer of hybrid microelectronics, followed in October 1999 by Ling Electronics, Inc., a manufacturer of shaker vibration test and measurement systems, power converters, amplifiers and controllers (although we sold our shaker and amplifier product lines in 2005). In November 1999, we acquired intellectual property, tooling, engineers and technicians and other assets from Northrop Grumman Corporation applicable to power electronics and hybrid electric vehicles. In July 2001, we acquired most of the assets of Inverpower Controls, Ltd., a manufacturer of power electronics and high-speed digital controls for use in industrial power and power quality systems. The acquisition included Inverpower’s UL and CE certification capability. In September 2002, we acquired the machinery, inventory, backlog and intellectual property of Sipex Corporation’s hybrid assembly operations that supply product to the defense and aerospace industry. These acquisitions have provided us with increased revenues, a manufacturing capability to transition our technology into commercial products, and an expanded customer base.

In fiscal year 2006 we increased our focus on power distribution and alternative energy as high growth potential markets for SatCon’s products.

Alternative Energy

We believe that the fastest growth area for SatCon involves alternative energy and distributed power generation. We sell solar (photo-voltaic) power installations and high power inverters for stationary fuel cell power plants. In almost all cases the electricity produced by alternative energy technology requires an inverter to transform the power produced into usable AC electrical power compatible with typical household and commercial appliances. In this fast emerging market in 2006 we improved our products, added new product offerings for wind power generation and technology for connecting to the existing utility grid connection and increased our business development activities.

Hybrid Electric Vehicles

SatCon has had extensive experience since the mid 1990’s in advanced technology applicable to hybrid electric vehicles, or HEV’s, and holds significant intellectual property in this area. In fiscal 2006, we generated motor and DC-DC converter sales in a segment of the HEV market associated with fleets of delivery vans. The HEV market is developing rapidly and SatCon has technology and manufacturing and outsourcing capability to expand sales into very high annual volume levels of motors, controllers and converters. In addition, SatCon continues to develop new HEV electrical and electronic technology that will be suitable for a variety of future vehicle types. HEV motors and electronics are a principal focus for our future plans.

Other Products and Markets

In addition, we have seen increased revenue from our new high reliability microelectronic products for space and avionics applications. We participated in several defense related development programs through our Small Business Innovative Research (“SBIR’s”) projects, our Cooperative Agreement with the Army Research Laboratory and as a sub-contractor to prime contractors such as General Dynamics and the Electric Boat Corporation.

Our products are described in more detail under the “Products by Business Segment”.

Revenue Comparison with Prior Years

	Year Ended	Three Months Ended
	December 31,	December 31,	Year Ended September 30,
	2006	2005	2005	2004
United States	$30,475,297	$6,662,983	$32,570,592	$30,424,627
International	3,281,372	454,098	3,384,520	3,733,196
Total	$33,756,669	$7,117,081	$35,955,112	$34,157,823

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

Industry Background

Global trends are developing which have the effect of accelerating the demand for power electronics and innovative motor technology, including:

•       Growing demand for alternative energy sources such as fuel cells, solar photo-voltaic and wind-turbines as the cost, environmental impact and security implications of dependence on fossil fuel gain recognition. This demand is also significantly impacted by the burgeoning energy needs of rapidly growing Asian economies,

•       Growing demand for high-quality, high-reliability power, as more critical and sensitive electronics are interconnected,

•       Increased concerns regarding the capacity and reliability of the electric utility grid,

•       Increasing per capita demand for electricity, driven by the increase in computers and electronics technology coupled with population growth,

•       Increased use of electrical systems versus mechanical systems,

•       Growing concerns for the inefficiency and adverse environmental impact of conventional automotive power technology leading to high interest in hybrid electric vehicles (HEVs).

These trends and concerns have lead individuals, businesses and governments to seek more reliable, efficient, cleaner and cost-effective solutions for their power needs. This demand creates a growing market for alternative energy and power management systems. All of these systems require power control products to manage electricity. In order to be commercially viable and operate effectively, these power products must be highly reliable, efficient, low-cost and compact. Many of these products must be customized to meet the evolving needs in the marketplace. We apply SatCon’s technical expertise to meet these needs for power control products in emerging global markets for alternative energy, energy storage and power quality systems, distributed power systems, hybrid electric vehicles and high-reliability defense systems.

SatCon Product Attributes

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

Quality.   We maintain high quality standards. For example, we are a certified manufacturer for hybrid microcircuits in accordance with MIL-PRF-38534 for military microelectronics (“class H”) and microelectronics for applications in space (“class K”), the highest levels of quality and reliability reserved for these classes. Our Electronics business segment operates with Quality Management Systems and is certified as ISO 9001:2000 compliant. Our Applied Technology business segment is also ISO 9001:2000 certified.

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

Establish our products as industry standards.   We are a major supplier of power control units, frequently called inverters, in alternative energy applications. We are gaining ground in providing standard motors, controllers and converters for hybrid electric vehicles. We also produce standardized high reliability microelectronic products into aerospace applications.

Develop or acquire new technology.   We believe that new products, manufacturing capabilities and technologies will enhance our competitive position and growth opportunities. In fiscal 2006 we built relationships and were funded through SBIR’s to develop application technology for the introduction of silicon-carbide semi-conductor material into systems. Silicon-carbide will enable much more power dense electronics, which are especially important in applications for vehicles, ships, and aerospace.

Develop strategic alliances and relationships.   These alliances may take the form of marketing, sales, distribution or manufacturing agreements. We also continue to develop and deepen the relationships we have for manufacturing or motor products in China.

Financial Results by Business Segment

Our financial results by business segments for the calendar year ended December 31, 2006, the three-month transition period ended December 31, 2005 and fiscal years ended September 30, 2005 and 2004 are presented in Note S to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Products by Business Segment

Our products are sold through our four business segments: SatCon Power Systems US, Satcon Power Systems, Canada, SatCon Electronics and SatCon Applied Technology.

SatCon Power Systems

SatCon Power Systems manufactures and sells our high power line of power control systems StarSine™ amplifiers and power converters. We also make and sell Rotary UPS Systems for back-up power and power quality. In 2006 we also continued development, manufacture and sales of inverters for alternative energy including Underwriter Laboratory (“UL”) compliance testing, and manufacturing and sales of StarSine™ industrial and commercial power conversion and conditioning products. Revenues for the year ended December 31, 2006 and our fiscal years ended September 30, 2005 and 2004 from our Power Systems business unit were as follows:

	Year Ended	Year Ended
	December 31,	September 30,
Product Revenue	2006	2005	2004
	(Amounts in Millions)
Alternative Energy Products	$10.6	$6.1	$2.8
Industrial Power	1.3	0.3	—
Plasma	—	2.6	0.7
Frequency Converters	1.2	1.6	1.7
Other	1.0	1.0	0.8
Total Power Systems Canada	$14.1	$11.6	6.0
Total Power Systems US	$4.4	$8.8	$11.4
Total Power Systems Product Revenue	$18.5	$20.4	$17.4

High Power Inverters.   We have developed modular inverters such as our Three Phase Utility Interactive Multi-Mode Inverter for use in connection with large, commercial sized, fuel cell alternative energy power systems such as stationary fuel cell power plants, photo-voltaic power plants, wind turbines or microturbine distributed power generation systems that produce power ranging from 30 kilowatts to 10 megawatts. Our Powergate® inverters are designed to convert the DC power generated by an alternative energy source, such as a fuel cell, into useable AC power. They also provide the interface with the electric utility grid, an energy storage device, like a battery or flywheel, and the end user applications. These units use a technology that allows them to be combined and scaled to handle high-power requirements. We introduced this product during fiscal year 2002 and, further, introduced inverters for photovoltaic applications in fiscal year 2003. Product offerings and orders for these kinds of units have grown quickly in 2005 and 2006.

Rotary UPS Systems.   Our Rotary Uninterruptible Power Supply (UPS) systems are designed to provide both power quality and UPS functions in power ranges from 250 kilowatts to 2.2 megawatts and beyond in single or multiple unit systems. For comparison, 2.2 megawatts would be enough power to supply 440 homes each using an average of 5 kilowatts of power. Our Rotary UPS product combines a diesel generator, supplied by Cummins, Inc., SatCon’s preferred supplier, a flywheel energy storage system, electronics and a proprietary control system into an uninterruptible power supply. We believe that this system is an attractive alternative to lead-acid battery based UPS systems due to its seamless transition during power outages, increased reliability, longer life and the ability to operate effectively in remote locations. The protection provided by these systems is critical to defense, government and commercial entities that cannot be out of power even for a fraction of a second. We also combined several of the RUPS technical elements into a Rotary Ride Through Device concept in which the customer already has an installed emergency generator set but requires the addition of our technology for power sustainability and high power quality. We shipped our third Rotary UPS System in 2005 and our fourth unit in 2006.

SatCon MagMotor

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

Other Power Products.   We also sell static transfer switches, static voltage regulators, frequency converters and AC arc furnace line controllers from 5 kilowatts to 100 megawatts. In addition we also sell Motors and converters for hybrid electric vehicles, which have seen modest revenue growth.

SatCon Electronics

SatCon Electronics designs and manufactures advanced electronic assemblies for the aerospace, defense, wireless and telecom industries including thin film products and custom modules. Revenue for the year ended December 31, 2006, and our fiscal years ended September 30, 2005 and 2004 from our Electronics business unit is as follows:

	Year Ended	Year Ended
	December 31,	September 30,
	2006	2005	2004
	(Amounts in Millions)
Product Revenue	$10.2	$9.5	$9.5

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

SatCon Applied Technology

Our Applied Technology business segment develops, designs and builds power conversion products, which include power electronics, high-efficiency machines and control systems for a variety of defense and commercial applications. One of our objectives is to transition prototype development contracts into production programs. Revenue for the year ended December 31, 2006 and our fiscal years ended September 30, 2005 and 2004 from Applied Technology was as follows:

	Year Ended	Year Ended
	December 31,	September 30,
	2006	2005	2004
	(Amounts in Millions)
Funded Research and Development and other revenue	$5.0	$6.1	$7.2

We pursue development programs in areas where we have technical expertise and where we believe there is significant long-term production potential for the developed technology. Technical disciplines represented at our Applied Technology business unit include electromechanics, digital and analog electronics, power electronics and electronic packaging, thermal management, motor dynamics, materials, software development, control technology and system integration. To date, SatCon Applied Technology has built products for use in distributed power generation, energy storage and power quality, high performance electric machinery, transportation and defense systems, including components for military hybrid-electric vehicles, “all-electric” ships and aircraft subsystems.

Significant Customers

There were no customers that were classified as a significant customer (i.e. sales to any one customer exceeded 10% of our revenue or gross accounts receivable exceeding 10% of our gross accounts receivable) for the year ended December 31, 2006, the three month transition period ended December 31, 2005 and the year ended September 30, 2005. Approximately 40% of our revenue during the year ended December 31, 2006 was derived from government contracts and subcontracts with the U.S. government’s prime contractors.

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

During the year ended December 31, 2006 and fiscal years ended September 30, 2005 and 2004, we expended approximately $4.0 million, $5.4 million and $6.0 million, respectively, on funded research and development and other revenue activities funded by commercial customers and U.S. government agency sponsors. Under the agreements funded by the U.S. government, the government retains a royalty-free license to use the technology developed for government purposes and we retain exclusive rights to the technology for commercial and industrial applications. The rights to technology developed under contracts funded by commercial customers are negotiated on a case-by-case basis. We expended approximately $2.0 million, $0.5 million and $0 on internally-funded research and development during the year ended December 31, 2006 and our fiscal years ended September 30, 2005 and 2004, respectively.

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

Backlog

Our backlog consists primarily of product development contracts, orders for power control systems, electronics and motion control products. At December 31, 2006, our backlog was approximately $35.5 million. Of this amount, approximately $32.1 million is scheduled to be shipped during 2007. Many of our contracts and sales orders may be canceled at any time with limited or no penalty. In addition, contract awards may be subject to funding approval from the U.S. government and commercial entities, which involves political, budgetary and other considerations over which we have no control.

Competition

We believe that competitive performance in the marketplace for power control products depends upon several factors, including product price, technical innovation, product quality and reliability, range of products, customer service and technical support. We believe our technical innovation emphasizing product performance and reliability, supported by our commitment to strong customer service and technical support, enables us to continue to compete successfully against the following competitors:

•       Manufacturers of inverters for alternative energy such as Xantrex Technology, Inc., Asea Brown Boveri Ltd., Siemens Corporation and Alstom S.A.;

•       Manufacturers of custom microcircuit such as Natal Engineering, Aeroflex Inc., MS Kennedy and Sensitron;

•       Manufacturers of thin film substrates and resistors such as Vishnay and Ultrasource, Inc.;

•       Manufacturers of power regulators such as International Rectifier, Sensitron and MS Kennedy;

•       Manufacturers of DC to DC converters such as International Rectifier, VPT, Interpoint and Modular Devices;

•       Manufacturers of motors such as MCG Inc., Reliance Electric CO/DE and other regional and specialty motor manufacturers;

•       Manufacturers of Uninterruptible Power Supplies such as Piller, Inc. and Hitech Power Protection bv.; and

•       Developers of advanced power electronics and machines such as Moog, Semikron, DRS and Silicon Power.

Some of our competitors have substantially greater financial resources than we do and could devote greater resources to the development, promotion, sale and support of their products and may have more manufacturing expertise and capacity. In addition, some of our competitors have more extensive customer bases and broader customer relationships than we do.

Manufacturing Facilities

We manufacture our products at our facilities located in Marlborough, Massachusetts; West Boylston, Massachusetts; and Burlington, Ontario, Canada. We believe our existing manufacturing capacity is sufficient to meet our current needs. We believe that most of the raw materials used in our products are readily available from a variety of vendors. Additionally, we design and develop our products to use commodity parts in order to simplify the manufacturing process. We have a semi-automated production line in our Marlborough, Massachusetts’ facility. We intend to add additional production lines for our products in the future as demand dictates and our revenues enable. We have made and expect to continue to make technological improvements that reduce the costs to manufacture our products.

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

As of December 31, 2006, we held approximately 68 U.S. patents and had 7 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe and Asia. In addition, we have a non-exclusive, royalty-free license for non-automotive applications for 38 other patents that were issued to our employees and subsequently assigned to DaimlerChrysler. The expiration dates of our patents range from 2009 to 2021, with the majority expiring after 2015.

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

Foreign Operations:

We have foreign operations through our Power Systems, Canada subsidiary in Burlington, Ontario, Canada.

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

Employees

At December 31, 2006, we had a total of 195 full-time employees, 8 part-time employees and 48 contract employees. Of the total, 74 persons were employed in engineering, 122 in manufacturing, 37 in administration and 18 in sales and marketing. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to attract, retain and motivate qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on us. None of our employees are represented by a union. We believe that our relations with our employees are good.

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

For each of the past ten fiscal years, we have experienced losses from operating our businesses. As of December 31, 2006, we had an accumulated deficit of approximately $159.0 million. During the twelve months ended December 31, 2006 we had a loss from operations of approximately $14.8 million. In July 2006, we sold senior secured convertible notes and related warrants for $12 million. The net proceeds of the sale were approximately $11 million, after deducting placement fees and other offering-related expenses. If, however, we are unable to operate on a cash flow breakeven basis in the future, we may need to raise additional capital in order to sustain our operations. There can be no assurance that we will be able to achieve such results or to raise such funds if they are required.

We may not be able to continue as a going concern.

Our financial statements for the twelve months ended December 31, 2006, which are included in this Annual Report on Form 10-K, contain an audit report from Vitale, Caturano and Company. The audit report contains a going concern qualification, which raises substantial doubt with respect to our ability to continue as a going concern. The receipt of a going concern qualification may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations.

We could issue additional common stock, which might dilute the book value of our common stock.

We have authorized 100,000,000 shares of our common stock, of which 40,105,073 shares were issued and outstanding as of December 31, 2006. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise the capital that we may need at today’s stock prices, we will need to issue securities that are convertible into or exercisable for a significant amount of our common stock. For example, in July 2006, we sold senior secured convertible notes and related warrants for $12 million. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options, whether currently outstanding or subsequently granted, exercise their options or if warrant holders exercise their warrants to purchase shares of our common stock.

The sale or issuance of a large number of shares of our common stock could depress our stock price.

As of March 1, 2007, we have reserved 9,392,479 shares of common stock for issuance upon exercise of stock options and warrants, 1,207,536 shares for future issuances under our stock plans and 353,632 shares for future issuances as matching contributions under our 401(k) plan. We have also reserved 845,588 shares of common stock for issuance upon conversion of the outstanding Series B Preferred Stock, which can be converted at any time. In addition, we have reserved 6,969,697 shares of common stock for issuance upon conversion of the outstanding Notes, which can be converted at any time. Furthermore, because principal and interest may be paid in shares of common stock at a price per share equal to a 10% discount to a volume weighted average price preceding the payment date, a significantly larger number of shares of common stock may be issued under the Notes. As of December 31, 2006, holders of warrants and options to purchase an aggregate of 7,596,068 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144.

We have not consistently complied with Nasdaq’s Marketplace Rules for continued listing, which exposes us to the risk of delisting from the Nasdaq Stock Market.

As a result of our failure to comply with the continued listing requirements of The Nasdaq Global Market, on October 25, 2006 we transferred our securities to The Nasdaq Capital Market. However, if we fail to maintain compliance with the rules for continued listing on The Nasdaq Capital Market, including, without limitation, the minimum $1.00 bid price requirement, and our common stock is delisted from The Nasdaq Capital Market, there could be a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with The Nasdaq Capital Market, the potential loss of confidence by suppliers, customers and employees, as well as the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing. In addition, if our common stock does not remain listed on a U.S. national securities exchange, we may be required to repurchase our outstanding senior secured convertible notes at a premium and/or incur liquidated damages. In that event, we would likely have significant limitations on our ability to raise capital, including capital necessary in order to fund the repurchase of the senior secured convertible notes or pay the liquidated damages.

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

Our ability to develop and market our products is dependent upon maintaining our U.S. government contract revenue and research grants. Many of our U.S. government contracts are funded incrementally on a year-to-year basis. Approximately 40% of our revenue during the twelve months ended December 31, 2006 was derived from government contracts and subcontracts. Changes in government policies, priorities or programs that result in budget reductions could cause the government to cancel existing contracts or eliminate follow-on phases in the future which would severely inhibit our ability to successfully complete the development and commercialization of our products. In addition, there can be no assurance that, once a government contract is completed, it will lead to follow-on contracts for additional research and development, prototype build and test or production. Furthermore, there can be no assurance that our U.S. government contracts or subcontracts will not be terminated or suspended in the future. In the event that any of our government contracts are terminated for cause, it could significantly affect our ability to obtain future government contracts, which could seriously harm our ability to develop our technologies and products.

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

As of March 1, 2007, we held approximately 68 U.S. patents and had 7 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe, and Asia for many of these patents. The expiration dates of our patents range from 2009 to 2021, with the majority expiring after 2015. As a qualifying small business from our inception to date, we have retained commercial ownership rights to proprietary technology developed under various U.S. government contracts and grants.

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

Revenue from sales to our international customers for the year ended December 31, 2006, the three month transition period ended December 31, 2005 and our fiscal year ended September 30, 2005, were approximately $3.3 million, $0.5 million and $3.4 million, respectively. Our success depends, in part, on our ability to expand our market for our products and services to foreign customers and our ability to manufacture products that meet foreign regulatory and commercial requirements. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. We face numerous challenges in penetrating international markets, including unforeseen changes in regulatory requirements, export restrictions, fluctuations in currency exchange rates, longer accounts receivable cycles, difficulties in managing international operations, and the challenges of complying with a wide variety of foreign laws.

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

As of March 1, 2007, 345 shares of our Series B Preferred Stock were outstanding. Pursuant to the terms of the certificate of designation creating the Series B Preferred Stock, upon a liquidation of our company, the holders of shares of the Series B Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is $5,000 per share of Series B Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares. Prior to October 1, 2005, dividends accrued on the shares of Series B Preferred Stock at a rate of 6% per annum. On October 1, 2005, dividends began accruing on the Series B Preferred Stock at a rate of 8% per annum.

Risks Related to Our Private Placement of Senior Secured Convertible Notes and Warrants

Substantial leverage and debt service obligations may adversely affect our cash flows.

In connection with the sale of our senior secured convertible notes in July 2006, we incurred new indebtedness of $12 million (of which $11.5 million is out standing as of March 1, 2007). As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we are leveraged could, among other things:

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

Item 1B.               UNRESOLVED STAFF COMMENTS

None.

Item 2.                        PROPERTIES

We lease office, manufacturing and research and development space in the following locations:

Location	Primary Use	Approximate Number of Square Feet	Expiration of Lease
Boston, MA	Corporate headquarters and research and development	28,000	2011
Marlborough, MA	Manufacturing	24,000	2010
West Boylston, MA	Manufacturing	13,000	2008
Baltimore, MD	Research and development	16,000	2007
Burlington, Ontario, Canada	Manufacturing	57,000	2009

We believe our facilities are adequate for our current needs and that adequate facilities for expansion, if required, are available. On December 22, 2006 we negotiated a settlement with the landlord of our Worcester facility with respect to the early termination of the related lease. As a result of this negotiation, we agreed to issue to the landlord 850,000 shares of common stock on January 3, 2007 as consideration for the early termination of the lease. As a result of this settlement we recorded a restructuring charge during the three and twelve month period ended December 31, 2006 of approximately $1.1 million. The lease terminated on February 15, 2007, and is not represented in the table above.

Item 3.                        LEGAL PROCEEDINGS

From time to time, we are a party to routine litigation and proceedings in the ordinary course of business.

On May 19, 2006, we filed a suit in U.S. district court, District of Massachusetts, against one of our customers. The suit demands full payment of all outstanding amounts due us from our customer. The customer filed a counterclaim that we believed was without merit. The suit was settled on March 9, 2007.

We are not aware of any current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or net cash flows.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2006 covered by this report through the solicitation of proxies or otherwise.

PART II

Item 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is publicly traded on the Nasdaq Capital Market under the symbol “SATC.”

The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq Capital Market for our years ended December 31, 2005 and 2006:

	High	Low
Year Ended December 31, 2005
First Quarter	$1.96	$1.51
Second Quarter	$1.64	$1.30
Third Quarter	$2.22	$1.34
Fourth Quarter	$2.09	$1.32
Year ended December 31, 2006
First Quarter	$2.44	$1.36
Second Quarter	$3.24	$1.80
Third Quarter	$1.88	$0.89
Fourth Quarter	$1.52	$0.86

On March 1, 2007, the last reported sale price of our common stock as reported on the Nasdaq Capital Market was $1.56 per share. As of March 1, 2007, there were 41,536,053 shares of our common stock outstanding held by approximately 260 holders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends for the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, under the terms of our Series B Preferred Stock, we may not pay dividends on our common stock without the consent of the holders of at least 75% of the outstanding shares of Series B Preferred Stock. Furthermore the Securities Purchase Agreement entered into in connection with our Private Placement on July 19, 2006 prohibits the payment of dividends without the consent of the holders of the Notes for so long as at least $3.0 million in principal amount of the Notes remain outstanding.

Recent Sales of Unregistered Securities

None

Comparative Stock Performance Graph

The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of cash dividends, if any) from investing $100 on December 31, 2001, and plotted at the end of the last trading day of each year, in each of (i) our common stock; (ii) the Nasdaq National Market Index of U.S. Companies (the “Nasdaq Market Index”); and (iii) a peer group index of four companies that provide similar services to those of our company (Ballard Power Systems, Inc., IMPCO Technologies, Inc., Mechanical Technology Incorporated and UQM Technologies, Inc. (formerly known as Unique Mobility, Inc.) (the “Peer Group Index”)).

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG SATCON TECHNOLOGY CORPORATION,

NASDAQ MARKET INDEX AND PEER GROUP INDEX

	2001	2002	2003	2004	2005	2006
SATCON TECHNOLOGY CORP.	$100.00	$26.92	$39.42	$38.85	$28.85	$21.92
PEER GROUP INDEX	$100.00	$38.34	$46.10	$30.76	$19.26	$24.15
NASDAQ MARKET INDEX	$100.00	$69.97	$106.36	$115.98	$120.15	$134.80

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. This graph will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6.                        SELECTED CONSOLIDATED FINANCIAL DATA

You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below for the year ended December 31, 2006, the three-month transition period ended December 31, 2005, and the fiscal years ended September 30, 2005 and 2004, and the consolidated balance sheet data as of December 31, 2006 and 2005 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for our fiscal years ended September 30, 2003 and 2002 and the consolidated balance sheet data as of September 30, 2005, 2004, 2003 and 2002 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year Ended	Three Months Ended
	December 31,	December 31,	Fiscal Year Ended September 30,
	2006	2005	2005	2004	2003	2002
	(Amounts in thousands, except per share data)
Statement of Operations Data
Revenue:
Product revenue	$28,767	$6,038	$29,891	$26,971	$21,648	$30,799
Funded research and development and other revenue	4,990	1,079	6,064	7,187	5,282	10,831
Total revenue	33,757	7,117	35,955	34,158	26,930	41,630
Operating costs and expenses:
Cost of product revenue	27,824	5,802	27,631	22,373	26,019	29,644
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	4,041	1,111	5,412	5,982	5,038	7,177
Unfunded research and development expenses	2,000	260	514	3	1,492	5,850
Total research and development and other revenue expenses	6,041	1,371	5,926	5,985	6,530	13,027
Selling, general and administrative expenses	13,008	2,488	10,802	9,363	13,564	15,851
Amortization of intangibles	431	112	447	447	505	589
Gain on sale of assets	(399)	(1,443)	(318)	—	—	—
Restructuring costs	1,612	—	(256)	—	—	1,500
Write-off of impaired long-lived assets	—	—	1,190	—	700	—
Write-off of impaired goodwill and intangible assets	—	—	—	—	5,751	—
Total operating costs and expenses	48,517	8,330	45,422	38,168	53,069	60,611
Operating loss	(14,760)	(1,213)	(9,467)	(4,010)	(26,139)	(18,981)
Net realized gain on sale of marketable securities	—	—	—	—	—	17
Net unrealized gain (loss) on warrants to purchase common stock	—	—	(7)	(90)	82	(519)
Unrealized loss on Series B warrants	—	—	—	35	(1,879)	—
Write-down of investment in Beacon Power Corporation common stock	—	—	—	—	(542)	(1,400)
Realized gain on sale of Beacon Power Corporation common stock	—	—	—	—	899	—
Other income (loss)	(4,251)	(4)	(117)	(1)	71	(10)
Interest income	384	47	42	12	5	292
Interest expense	(1,151)	(138)	(697)	(6,905)	(3,978)	(160)
Net loss	$(19,778)	$(1,308)	$(10,246)	$(10,959)	$(31,481)	$(20,761)
Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.50)	$(0.03)	$(0.31)	$(0.41)	$(1.72)	$(1.25)
Weighted average number of common shares, basic and diluted	39,290	38,356	32,900	26,834	18,258	16,597

	Year Ended December 31,	Three Months Ended December 31,	As of September 30,
	2006	2005	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data
Cash and cash equivalents, including restricted cash and cash equivalents	$8,275	$9,279	$6,711	$2,183	$1,235	$2,120
Investment in Beacon Power Corporation	—	—	—	—	—	800
Total assets	30,577	28,328	27,732	25,586	24,982	42,360
Working capital	6,007	10,690	11,393	5,141	(1,413)	10,971
Redeemable convertible Series A preferred stock	—	—	—	—	1,659	—
Redeemable convertible Series B preferred stock	1,725	2,125	2,125	2,125	—	—
Convertible subordinated debentures	12,740	—	—	—	763	—
Investor warrant and Placement Agent Warrant Liability	2,921	—	—	—	—	—
Other long-term liabilities, net of current portion	108	452	460	875	770	1,217
Stockholders’ equity (deficit)	$(2,468)	$14,501	$15,602	11,659	6,162	29,926

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

•       Warrant A’s to purchase up to an aggregate of 3,636,368 shares of our common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants; and

•       Warrant B’s to purchase up to an aggregate of 3,636,368 shares of our common stock at a price of $1.68 per share for a period of 90 trading days beginning the later of six months from the date of such warrants and the date the Securities and Exchange Commission (the “SEC”) declares effective a shelf registration statement covering the resale of the common stock underlying the securities issued in the Private Placement (the “Registration Statement”); to the extent the Warrant B’s are exercised, the Purchasers will receive additional seven-year warrants to purchase a number of shares of common stock equal to 50% of the number of shares of common stock purchased upon exercise of the Warrant B’s at a price of $1.815 per share. Because the registration statement was declared effective on September 27, 2006, these warrants were originally exercisable for the 90 trading day period beginning six months from the date of such warrants (i.e. May 30, 2007). As discussed below, in connection with an amendment to the Purchase Agreement enabling us to issue common stock for the early termination of the lease for our Worcester facility, the expiration date of the Warrant B’s was extended to August 31, 2007.

The net proceeds of the sale were approximately $11 million, after deducting placement fees and other offering-related expenses. In connection with the Private Placement, we also entered into a Security Agreement, dated July 19, 2006, with the Purchasers (the “Security Agreement”).

In addition, First Albany Capital (“FAC”) acted as placement agent in connection with the Private Placement. In addition to a cash transaction fee of $590,000, FAC or its designees were entitled to receive five-year warrants to purchase 218,182 shares of our common stock at an exercise price of $1.87 per share. At the discretion of FAC, these warrants were issued to First Albany Companies, Inc., the parent of FAC. We also paid Ardour Capital, our financial advisor, approximately $250,000 for its services related to the Private Placement.

In connection with, and as a condition precedent to, the completion of the Private Placement, on July 20, 2006, we paid all amounts due and owing under our credit facility with Silicon Valley Bank (approximately $2 million) and terminated such facility. In doing so we incurred a termination fee of $17,500 and legal fees of $8,500.

See Note G to our consolidated financial statements included in this Annual Report on Form 10-K for a detailed description of the Notes and related warrants.

On September 19, 2006, our Board of Directors approved a change in our fiscal year end from September 30 to December 31. As a result, the financial periods presented and discussed in this Annual Report on Form 10-K will be defined as follows:

1.                Year ended December 31, 2006 represents the twelve months ended December 31, 2006,

2.                Three-month transition period ended December 31, 2005 represents the three months ended December 31, 2005,

3.                Fiscal year ended September 30, 2005 represents the twelve month period ended September 30, 2005, and

4.                Fiscal year ended September 30, 2004 represents the twelve month period ended September 30, 2004.

For purposes of our Management Discussion and Analysis of Financial Condition and Results of Operations we will be comparing the following periods:

•       Twelve months ended December 31, 2006 compared to the Twelve months ended September 30, 2005

•       Three months ended December 31, 2005 compared to the three months ended January 1, 2005 (unaudited)

•       Twelve months ended September 30, 2005 compared to the twelve months ended September 30, 2004.

On September 19, 2006, our Board of Directors approved a plan to close our Worcester, Massachusetts manufacturing facility by approximately December 31, 2006. The decision to close this facility was in furtherance of our continuing efforts to streamline operations and reduce our operating costs. We intend to focus spending on our renewable energy business. As a result of this decision, we incurred approximately $1.6 million related to employee severance and retention bonuses and asset impairments, warrant revaluation and lease termination costs. On December 22, 2006, we negotiated a settlement with the Worcester landlord, issuing 850,000 shares of common stock on January 3, 2007 as consideration for the early termination of the lease. The lease terminated on February 15, 2007. We currently expect this action will result in a reduction of total overhead expenses of rent, facilities and personnel costs of approximately $3.0 million per year.

On December 20, 2006, in connection with the early termination of the lease for the Worcester facility, we entered into a First Amendment to Securities Purchase Agreement (the “Amendment”) with certain of the Purchasers who participated in the Private Placement.

Pursuant to the Amendment:

•       the definition of “Excluded Stock” set forth in the Purchase Agreement was amended to enable us to issue up to 1.1 million shares of our common stock in connection with the early termination of the lease for our facility located in Worcester, Massachusetts, without such shares being subject to the Purchasers’ right of participation set forth in the Purchase Agreement and certain prohibitions set forth in the Notes and related warrants (as noted above, we ultimately settled the lease for 850,000 shares); and

•       we agreed to extend the expiration date of the Warrant B’s issued in the Private Placement from May 30, 2007 to August 31, 2007.

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

We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed-upon the final indirect cost rates for the fiscal year ended September 30, 2003. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of December 31, 2006, and 2005, we have accrued approximately $0 and $0.1 million, respectively, for anticipated contract losses.

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

At the end of June 2003, we were actively engaged in selling our Shaker product line, and we were pursuing a strategy that we hoped would lead to a strategic alliance with a larger company for the development and exploitation of the advantages embodied in our Uninterruptible Power Supply (“UPS”) system. At that time the gross inventory for our Shaker product line inventory totaled approximately $2.1 million and our valuation reserve against that inventory was $2.0 million, or 95%. In addition, we had originally accrued approximately $0.9 million for purchase commitments related to the UPS and Shaker product lines (See Note D to our Consolidated Financial Statements included in this Annual Report on Form 10-K). The table below details the resulting approximate reduction of costs related to both the inventory reserves of our Shaker and UPS product lines, as well as reserves established related to the purchase commitments as follows:

Year	Value of Inventory Reserve Used	Value of Purchase Commitments Reserve Used	Period Reduction to Cost of Sales	Cumulative Reduction to Cost of Sales
Fiscal Year 2005	$141,000	$88,000	$229,000	$1,003,000
Three Months Ended December 31, 2005	$—	$—	$—	$1,003,000
Year Ended December 31, 2006	$—	$—	$—	$1,003,000

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

Convertible Debt Instruments and Warrant Liabilities

We account for our senior secured convertible Notes and associated warrants in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Our convertible Notes include features that qualify as embedded derivatives, such as (i) the holders’ conversion option, (ii) our option to settle the Notes at the scheduled dates in cash or shares of our common stock, and (iii) premiums and penalties we would be liable to pay in the event of default. As permitted under SFAS 155, we have elected, as of January 1, 2007, to measure the Notes in their entirety at fair value with changes in fair value recognized as either gain or loss. This election was made by us after determining that the aggregate fair value of the Notes to be more meaningful in the context of our financial statements than if separate fair values were assigned to each of the multiple embedded instruments contained such Notes.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of approximately $47.4 million and $ 41.0 million as of December 31, 2006 and 2005, respectively, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We adopted SFAS 155 on January 1, 2007. We believe that the adoption of SFAS 155 will not have a material effect on our consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued fiancial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157.

In September 2006, the SEC released SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 allows registrants to adjust for the cumulative effect of certain errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption provided that management has properly concluded that the errors were not material to prior periods. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. We have adopted the provisions of SAB 108 and determined that the impact on our consolidated financial position, results of operations and cash flows not to be material.

Results of Operations

Twelve Months Ended December 31, 2006 Compared to the Twelve Months Ended September 30, 2005.

Product Revenue.   Product revenue decreased by $1.1 million, or 3.8%, from $29.9 million in 2005 to $28.8 million in 2006. Product revenue by segment for the fiscal year ended December 31, 2006 and September 30, 2005 is as follows:

	Twelve Months Ended
Division	December 31, 2006	September 30, 2005	$ Change	% Change
	(in thousands)
Power Systems, US	$4,361	$8,803	$(4,442)	-50.5%
Power Systems, Canada	14,164	11,557	2,607	22.6%
Electronics	10,241	9,532	709	7.4%
Total product revenue	$28,766	$29,892	$(1,126)	-3.8%

The decrease in product revenue was comprised of approximately $4.4 million from our Power Systems, US, division offset by increases of approximately $2.6 million and $0.7 million from our Power Systems, Canada, and Electronics divisions, respectively.

Power Systems, Canada, which focuses on alternative energy products and includes Solar Converters and Fuel Cell Inverters, saw revenues increase from approximately $11.6 million in 2005 to approximately $14.2 million in 2006. The increase in product revenue related to our Power Systems Canada product lines were as follows:

•       Solar Converter line revenue increased by approximately $5.5 million, from approximately $3.3 million in 2005 to approximately $8.8 million in 2006 and

•       Industrial Power Supply revenue increased approximately $1.0 million as compared to 2005.

These increases were partially offset by decreases in the following lines of business:

•       Plasma Torch product line revenues decreased approximately $2.6 million. In 2005 we recognized approximately $2.6 million in revenue related to sales to international customers. There were virtually no sales in 2006 related to the Plasma Torch product line,

•       Fuel Cell Inverter line revenues decreased approximately $0.7 million, to approximately $1.8 million and

•       other decreases amounting to approximately $0.1 million.

Power Systems, US, which currently focuses on Motors and Hybrid Electric Vehicle (HEV) components, saw revenues decrease from approximately $8.8 million in 2005 to approximately $4.4 million in 2006. The decrease in product revenue related to our Power Systems, US product lines were as follows:

•       Test and Measurement product line revenue decreased approximately $2.7 million. The decrease is due to our sale of our Shaker product line in December 2005, which accounted for approximately $3.5 million of revenue in 2005 compared to $0.9 million in 2006,

•       MagLev product line revenue decreased approximately $1.9 million from approximately $3.5 million in 2005 to approximately $0.8 million in 2006. Currently we are not selling MagLev products and a majority of our revenues from our MagLev product line was from one customer and

•       Other decreases amounting to approximately $0.3 million.

These decreases were partially offset by increases in the following lines of business:

•       Motor, HEV product line revenues increased by less than $0.4 million.

Revenues in the Electronics division increased approximately $0.7 million. The increase was primarily due to increased sales to commercial non-government customers as compared to 2005.

Funded research and development and other revenue.   Funded research and development and other revenue decreased $1.1 million, or 18%, from $6.1 million in fiscal 2005 to $5.0 million in 2006. This decrease was primarily attributable to the recognition of $1.5 million in revenue related to our contract with EDO Corporation in 2005, which did not repeat in 2006. (See Note K. Commitments and Contingencies—Contract Losses).

Cost of product revenue.   Cost of product revenue increased approximately $0.2 million, or 0.7%, from $27.6 million in 2005 to $27.8 million in 2006. Cost of product revenue by segment for the years ended December 31, 2006 and September 30, 2005 is as follows:

	Twelve Months Ended
Division	December 31, 2006	September 30, 2005	$ Change	% Change
	(in thousands)
Power Systems, US	$5,765	$9,367	$(3,602)	-38.5%
Power Systems, Canada	13,545	10,462	3,083	29.5%
Electronics	8,514	7,802	712	9.1%
Total product revenue	$27,823	$27,631	$192	0.7%

The increase was primarily attributable to increased manufacturing and materials costs as compared to 2005. The decrease in our Power Systems, US division is a direct result of lower revenues as compared to 2005 offset by manufacturing inefficiencies in our Worcester, Massachusetts facility. The increase in our Power Systems, Canada division is primarily attributable to the increase in product revenue and increases in materials and manufacturing costs. The Electronics division saw a slight increase in the cost of product revenue commensurate with the increase in revenue for the period.

Gross Margin.   Gross margins on product revenue decreased from 8% in 2005 to 3% in 2006. Gross margin by division is broken out below.

	Twelve Months Ended
Division	December 31, 2006	September 30, 2005
Power Systems, US	-32%	-6%
Power Systems, Canada	4%	9%
Electronics	17%	18%
Total gross margin %	3%	8%

The decrease in Power Systems, US, from approximately -6% to approximately -32% is a result of increases in warranty costs, inventory reserves and manufacturing depreciation. In our Power Systems, Canada division the decrease from approximately 9% to approximately 4% was a result of increases in warranty costs, due to higher sales, increases in product engineering costs due to increases in staffing, increases in manufacturing labor due to overtime, increases in raw materials cost and to some extent some lower margin business as compared to 2005. The gross margin as a percentage of revenue remained virtually unchanged in our Electronics division at approximately 17%.

Funded research and development and other revenue expenses.   Funded research and development and other revenue expenses decreased by $1.4 million, or 25%, from $5.4 million in 2005 to $4.0 million in 2006. This decrease was primarily attributable to the completion of the EDO fixed price contract in 2005. The gross margin on funded research and other revenue increased from 11% in 2005 to 19% in 2006. This increase is primarily attributable to the completion of the EDO contract in 2005, which had $0 margin offset by costs related to share-based compensation of approximately $0.1 million in 2006.

Unfunded research and development expenses.   We expended approximately $2.0 million on unfunded research and development in 2006 compared with approximately $0.5 million spent in 2005. The spending in 2006 and 2005 was related to unfunded engineering in our Electronics and Power Systems divisions for the continued development of new products and technologies.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased by approximately $2.2 million, or approximately 20%, from $10.8 million in 2005 to $13.0 million in 2006. Approximately $0.7 million of the increase is directly attributable to non-cash compensation costs related to the issuance of stock options to our employees and directors pursuant to SFAS 123(R) charged to operations during the period. Corporate costs increased approximately $0.5 million primarily as a result of increased compensation costs related to the issuance of stock options to our employees and directors pursuant to SFAS 123(R) charged to operations during the period and increased accounting and legal fees for the period as compared to 2005. Increased sales and marketing costs in our Applied Technology, Electronics and Power Systems divisions accounted for the remainder of the increase over that of 2005.

Amortization of intangibles.   Amortization of intangibles remained flat at $0.4 million.

Gain on sale of assets.   In 2006, we received approximately $0.4 million related to our 2004 sale of our SPLC technology. In 2005, we received approximately $0.3 million related to this sale. We record the gain on sale as payments are received. There are no further amounts due related to this sale.

Restructuring costs.   During 2006 we commenced a restructuring plan designed to streamline our manufacturing and production base, improve efficiency and enhance our competitiveness and recorded a restructuring charge of approximately $1.6 million. These charges are comprised employee severance and benefits costs and the write-down in carrying value of assets along with the settlement of the Worcester facility lease. (See Note V. Restructuring Costs). The total pre-tax charges are estimated to include employee severance and benefits costs of approximately $0.2 million, the write down in carrying value of assets (of which approximately $0.2 million have been recorded in the period ended December 31, 2006) and facility exit costs of approximately $1.1 million, for which we issued 850,000 shares of common stock to the landlord on January 3, 2007 as consideration for the early termination of the lease. These shares were issued subsequent to year end and this amount is recorded in accrued liabilities as of December 31, 2006. We anticipate additional costs associated with our restructuring to be approximately $0.1 million in 2007.

Net unrealized gain on warrants to purchase common stock.   In 2005 we had an approximately $7,000 unrealized loss on warrants to purchase common stock, related to warrants we held in Beacon Power Corporation. We accounted for our warrants to purchase Beacon Power Corporation’s common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we had recorded these warrants at their fair value. These warrants expired un-exercised in April 2005.

Other income (expense).   Other income was approximately $4.3 million, which is comprised primarily of charges related to the fair valuation of our derivative instruments. Other expense in 2005 was approximately $0.1 million, which is comprised of state tax payments, the amortization of the Silicon Valley Bank warrants and costs related to the August 2005 financing transaction.

Interest income.   Interest income was approximately $0.4 million for 2006 compared to approximately $41,000 in 2005. This increase is directly attributable to our cash on hand.

Interest expense.   Interest expense for 2006 was approximately $1.2 million, which is comprised primarily of the following:

•       Approximately $0.5 million in interest related to the Notes, which was paid in shares of common stock,

•       $0.2 million in amortization of the debt discount related to the valuation of the Notes,

•       $0.1 million of non-cash interest associated with dividends on the Series B Preferred Stock,

•       approximately $0.1 million related to change in the Series B Preferred Stock conversion price as a result of the Private Placement and

•       $0.1 million in interest charges related to our credit facility with Silicon Valley Bank, which was terminated on July 19, 2006.

In 2005 interest expense was approximately $0.7 million and was comprised of the following:

•       Approximately $0.1 million of non-cash interest associated with dividends on the Series B Preferred Stock,

•       approximately $0.3 million related to the change in the Series B Preferred Stock conversion price as a result of the August 2005 financing transaction,

•       approximately $0.1 million in interest charges related to our credit facility and

•       approximately $0.1 million related to interest on our capital leases and other items.

Three Months Ended December 31, 2005 (“2005”) Compared to the Three Months Ended January 1, 2005 (“2004”).

Product Revenue.   Product revenue decreased by $2.2 million, or 27%, from $8.3 million in 2004 to $6.0 million in 2005.

	Three months ended
Division	December 31, 2005	January 1, 2005	$ Change	% Change
	(in thousands)
Power Systems, US	$1,648	$2,404	$(756)	-31.5%
Power Systems, Canada	1,817	3,626	(1,809)	-49.9%
Electronics	2,574	2,240	334	14.9%
Total product revenue	$6,038	$8,270	$(2,232)	-27.0%

The decrease in product revenue was comprised of approximately $0.8 million from our Power Systems, US division and approximately $1.8 million from our Power Systems, Canada division, offset by an increase of approximately $0.3 million from our Electronics division.

Power Systems, Canada, saw revenues decrease by approximately $1.8 million from approximately $3.6 million in 2004 to approximately $1.8 million in 2005. The decrease in Power Systems, Canada revenues, as compared to the same period in 2004 was largely due to the following:

•       Plasma Torch product line revenues decreased approximately $1.7 million. In the same period in 2004 we recognized approximately $1.7 million in revenue related to sales to international customers. There were virtually no sales in 2005 related to the Plasma Torch product line,

•       Fuel Cell Inverter line revenues decreased approximately $0.8 million. The decrease was in part due to revenue of approximately $0.4 million related to shipments during 2005 being deferred as their contract terms were FOB destination.

These decreases were partially offset by increases in the following lines of business:

•       Solar Converter line revenue increased by approximately $0.7 million.

Power Systems, US, saw revenues decrease by approximately $0.8 million from approximately $2.4 million in 2004 to approximately $1.6 million in 2005. The decrease in Power Systems, US revenues, as compared to the same period in 2004 was largely due to the following:

•       MagLev product line revenue decreased approximately $0.7 million,

•       Test and Measurement product line revenue decrease of approximately $0.1 million. Compared to the same period in 2004, revenues in our test and measurement product line, which includes the shaker and amplifier product lines that were sold in December 2005, were not significantly different. Moving forward there will be no more revenue from shaker and amplifier products. For 2004, shaker and amplifier revenues were approximately $2.4 million,

•       Other decreases amounting to approximately $0.1 million.

These decreases were partially offset by increases in the following lines of business:

•       Motor product line revenues increased by approximately $0.1 million.

Revenues in the Electronics division increased approximately $0.3 million. The increase was primarily due to increased sale to commercial non-government customers as compared to 2004.

Funded research and development and other revenue.   Funded research and development and other revenue increased $0.2 million, or 18%, from $0.9 million in 2004 to $1.1 million in 2005. This increase was primarily attributable to more business in our Applied Technology division in 2005. During 2004, delays in starting-up several existing contracts, combined with efforts focused on completing the EDO contract, took away from our ability to work on other revenue generating opportunities. (See Note K. Commitments and Contingencies—Contract Losses).

Cost of product revenue.   Cost of product revenue decreased $1.4 million, or 20%, from $7.2 million in 2004 to $5.8 million in 2005.

	Three months ended
Division	December 31, 2005	January 1, 2005	$ Change	% Change
	(in thousands)
Power Systems, US	$1,812	$2,373	$(561)	-23.7%
Power Systems, Canada	1,888	2,972	(1,084)	-36.5%
Electronics	2,102	1,873	229	12.2%
Total cost of product revenue	$5,802	$7,218	$(1,416)	-19.6%

The decrease was primarily attributable to lower revenues compared to 2004 in our Power Systems divisions. These savings were offset, in part, by a slight increase in overhead costs during the period. The

Electronics division saw a slight increase in the cost of product revenue commensurate with the increase in revenue for the period.

Gross Margin.   Gross margins on product revenue decreased from 13% for 2004 to 4% for 2005. Gross margin by division is broken out below.

	Three months ended
Division	December 31, 2005	January 1, 2005
Power Systems, US	-10%	1%
Power Systems, Canada	-4%	18%
Electronics	18%	16%
Total gross margin %	4%	13%

In our Power Systems divisions, the decrease in gross margin by 18% is a direct result of lower revenues, continued manufacturing inefficiencies (which includes overhead costs that are attributable to manufacturing), combined with higher materials costs, costs of labor and to a lesser extent the mix of products for the period as compared to the same period in 2004. The increase in gross margins in our Electronics division is primarily due to mix of products sold during the period compared to that of 2004.

Funded research and development and other revenue expenses.   Funded research and development and other revenue expenses increased by $0.4 million, or 49%, from $0.7 million in 2004 to $1.1 million in 2005. The gross margin on funded research and other revenue decreased from 18% in 2004 to (3%) in 2005. This decrease is a partly attributable to efforts spent during the quarter focused on continued bid and proposal activities, as well as, other non-revenue generating activities, such as ISO 9001 certification which are categorized as funded research and development and other revenue expenses.

Unfunded research and development expenses.   We expended approximately $260,000 on unfunded research and development in 2005 compared with approximately $45,000 spent in 2004. The spending in 2005 and 2004 was related to unfunded engineering in our Electronics and Power Systems division for the development of new products and technologies.

Selling, general and administrative expenses.   Selling, general and administrative expenses decreased by approximately $34,000, or 1.5%, from $2.5 million in 2004 to $2.5 million in 2005. Increases in corporate costs were offset by reductions in our Applied Technology, Power Systems and Electronics divisions. Corporate costs increased approximately $0.1 million primarily as a result of increased accounting and legal fees for the period as compared to 2004.

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

Restructuring costs.   During April 2002, we commenced a restructuring plan designed to streamline our production base, improve efficiency and enhance our competitiveness and recorded a restructuring charge of $1.5 million. As of September 30, 2004 the balance of the restructuring accrual was $495,612. On January 27, 2005 we agreed to settle our outstanding lawsuit with the landlord of the Anaheim, California facility for $240,000, for which approximately $300,000 had been allocated. As a result of this settlement and our evaluation of the remaining restructuring charges we recorded a benefit in our statement of operations for the period ended January 1, 2005 in the amount of $255,612. (See Note T. Restructuring Costs).

Net unrealized gain on warrants to purchase common stock.   We had an approximately $22,000 unrealized gain on warrants to purchase common stock in the first quarter of 2004. We accounted for our warrants to purchase Beacon Power Corporation’s common stock in accordance with SFAS No. 133,

Accounting for Derivative Instruments and Hedging Activities, and, therefore, we had recorded these warrants at their fair value at January 1, 2005. These warrants expired un-exercised in April 2005.

Other (expense).   Other expense was approximately $4,000 for 2005 compared to approximately $18,000 for 2004. Other expense for 2005 consists primarily of tax payments.

Interest income.   Interest income was approximately $47,000 for 2005 and is directly attributable to our cash on hand.

Interest expense.   Interest expense was approximately $0.1 million for 2005 compared with interest expense of approximately $0.2 million for 2004. Interest expense in 2005 includes approximately $42,500 of non-cash interest associated with dividends on the Series B preferred stock, as well as, $45,000 of non-cash interest associated with amortization of warrants issued to Silicon Valley Bank. Interest expense in 2004 includes non-cash interest of approximately $0.2 million associated with our December 2004 financing and the related anti-dilution effects on the Series B preferred stock and warrants issued with the Series B preferred stock. In addition, during the quarter we had borrowing under our credit facility with Silicon Valley Bank, interest expense related to our line of credit during the quarter was approximately $16,000, and there was $2.0 million outstanding under the line at December 31, 2005.

Fiscal Year Ended September 30, 2005, Compared to Fiscal Year Ended September 30, 2004.

Product Revenue.   Product revenue increased by $2.9 million, or 10.8%, from $27.0 million in fiscal year 2004 to $29.9 million in fiscal year 2005. Product revenue by segment for the fiscal year ended September 30, 2005 and 2004 is as follows:

	Fiscal Year Ended
Division	September 30, 2005	September 30, 2004	$ Increase	% Increase
	(in thousands)
Power Systems, US	$8,803	$11,370	($2,567)	-22.6%
Power Systems, Canada	11,557	6,055	5,502	90.9%
Electronics	9,532	9,546	(14)	-0.1%
Total product revenue	$29,892	$26,971	$2,921	10.8%

This increase of approximately $2.9 million in product revenue was comprised of approximately $5.5 million from our Power Systems, Canada division, offset by a decrease in product revenue from out Power Systems, US division of approximately $2.6 million, as compared to the same period in 2004.

Power Systems, Canada revenues increased by approximately $5.5 million, from approximately $6.1 million in 2004 to approximately $11.6 million in 2005. The increase in product revenue related to our Power Systems, Canada product lines was as follows:

•       Solar Converter line of approximately $2.8 million,

•       Fuel Cell Inverters line of approximately $0.5 million,

•       the Plasma Torch line of approximately $2.1 million and

•       other increases amounting to approximately $0.1 million.

Power Systems, US, revenues decreased approximately $2.6 million, from approximately $11.4 million in 2004 to approximately $8.8 million in 2005. The decrease in product revenue related to our Power Systems, US product lines was as follows:

•       Test and Measurement product line of approximately $1.4 million,

•       MagLev product line of approximately $0.6 million and

•       Rotary UPS line of approximately $0.9 million.

These decreases in our Power Systems, US product line revenue were offset in part by increases in other product lines of approximately $0.4 million.

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

Funded research and development and other revenue.   Funded research and development and other revenue decreased by $1.1 million, or 16%, from $7.2 million in fiscal year 2004 to $6.1 million in fiscal year 2005. This decrease was primarily attributable to less overall business in our Applied Technology division, delays in starting-up several existing contracts, a decrease in revenue of $1.5 million from a Naval program which existed in fiscal 2004, and a decrease in revenue of $0.6 million from a contract with General Atomics to deliver power converter and control assemblies for the RV Triton, a British research vessel, combined with efforts focused on completing the contract with EDO Corporation in the first and second quarters of fiscal 2005, which took away from our ability to work on other opportunities. The EDO program was completed and delivered during the second quarter of fiscal 2005, and during our fourth quarter ended September 30, 2005 the customer accepted all elements previously delivered by us and we have included approximately $1.5 million in revenue offset by approximately $1.6 million in costs during the period. (See Note K. to our Consolidated Financial Statements included in this Annual Report on Form 10-K). These factors resulted in lower funded research and development and other revenue during fiscal 2005 as compared to same period in fiscal 2004.

Cost of product revenue.   Cost of product revenue increased by $5.3 million, or 23.5%, from $22.4 million in fiscal year 2004 to $27.6 million in fiscal year 2005. Cost of product revenue by segment for the fiscal year ended September 30, 2005 and 2004 is as follows:

	Fiscal Year Ended
Division	September 30, 2005	September 30, 2004	$ Increase	% Increase
	(in thousands)
Power Systems, US	$9,367	$9,302	$65	0.7%
Power Systems, Canada	10,462	5,509	4,953	89.9%
Electronics	7,802	7,562	240	3.2%
Total cost of product revenue	$27,631	$22,373	$5,258	23.5%

The increase was primarily attributable to the increase in product revenue in our Power Systems, Canada division, as well as an increase in material costs, such as steel and copper which are material components to our products, the mix of products sold, and higher manufacturing labor and overhead costs as compared to the same period in fiscal 2004.

Gross Margin.   Gross margins on product revenue decreased from 17% for the fiscal year ended September 30, 2004 to 8% for the fiscal year ended September 30, 2005. Gross margin by division is broken out below.

	Fiscal Year Ended
Division	September 30, 2005	September 30, 2004
Power Systems, US	-6%	18%
Power Systems, Canada	9%	9%
Electronics	18%	21%
Total gross margin %	8%	17%

In our Power Systems, US division, the decrease in gross margin by 24% is a direct result of the product mix for the year as compared to the same period in fiscal 2004, along with higher materials costs and continued manufacturing inefficiencies. Our gross margins in our Power Systems, Canada division remained consistent as compared to the same period in 2004.

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

Restructuring costs.   We recorded a reduction in accrued restructuring costs of $255,512 during fiscal 2005. This reduction was a direct result of our determining that the remaining balance was no longer warranted. (See Note T. to our Consolidated Financial Statements included in this Annual Report on Form 10-K).

Write-off of long-lived assets.   We recorded a $1.2 million charge representing an impairment in the carrying value of the long-lived assets in our Worcester, Massachusetts manufacturing facility. Based in large part on our recent history, we prepared a cash flow forecast of the Worcester facility’s product lines over four and a half years, the then remaining life of our lease on the facility. Based on these cash flow projections we did not expect to recoup the value of our long-lived assets in our Power Systems Worcester Division. The assets evaluated, before the write-down, approximate a net book value of $1.2 million and are comprised primarily of leasehold improvements and plant equipment. Given this situation, we performed a fair market analysis of these assets and determined that a $1.2 million charge was required in our fiscal fourth quarter representing an impairment of these long-lived assets.

Net realized and unrealized loss on warrants to purchase common stock.   Net realized loss on warrants to purchase common stock in fiscal year 2005 was approximately $7,000 compared to a net unrealized loss of approximately $100,000 in 2004. We accounted for our warrants to purchase Mechanical Technology Incorporated’s common stock and to purchase Beacon Power Corporation’s common stock in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, therefore, we have recorded these warrants at their fair value at June 26, 2004. Our warrants to purchase Mechanical Technology Incorporated’s common stock expired unexercised on October 21, 2003 and January 31, 2004. Our warrants to purchase Beacon Power Corporation’s common stock expired unexercised on April 7, 2005.

Other (loss) income.   Other expense was approximately $0.1 million in fiscal 2005. This consisted primarily of the payment of state taxes from prior years.

Interest expense.   Interest expense was approximately $0.7 million for fiscal year 2005 compared with approximately $6.9 million for fiscal year 2004, a decrease of approximately $6.2 million. Interest expense in fiscal 2005 includes non-cash interest of approximately $350,000 associated with our December 2004 financing transaction and our August 2005 financing transaction and the related anti-dilution effects on the Series B preferred stock and warrants issued with the Series B preferred stock. In addition, non-cash interest of approximately $127,500 related to the issuance of common stock in lieu of cash dividends for the Series B Preferred Stock. In addition, during the fiscal year ended September 30, 2005 we had borrowing under our credit facility with Silicon Valley Bank, and interest expense related to our line of credit during this period was approximately $35,000. In addition, we amortized a portion of the value of the warrants issued in connection with a loan modification agreement and related fees of approximately $95,000 and interest related to lease obligations during fiscal 2005 was approximately $75,000. There were no outstanding amounts under the line of credit at September 30, 2005. Interest expense for fiscal year 2004 was comprised of virtually all non-cash items, including $6.1 million amortization of discount on the convertible redeemable Series B Preferred Stock, $0.2 million amortization of the discount on the subordinated convertible debentures, $0.2 million associated with the redeemable convertible Series A Preferred Stock and subordinated debentures, $0.2 million associated with the line of credit with Silicon Valley Bank and $0.1 million associated with the Series B Preferred Stock, offset by a benefit from the negotiated reduction in fees associated with the February 2003 financing transaction.

Quarterly Results of Operations (Unaudited)

The following table presents unaudited quarterly statement of operations data for the eight quarters ended December 31, 2006. This data has been prepared on a basis consistent with our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This data includes all adjustments, consisting solely of normal recurring adjustments, which we believe necessary for a fair presentation of this information. The historical quarterly data for the quarters ended January 1, 2005, April 2, 2005 and July 2, 2005 have been adjusted to reflect the reclassification of amounts previously accounted for as cost of product sales to un-funded research and development expenses. The impact of the reclassification is as follows:

	Three Months Ended
	July 2,	April 2,	Jan. 1,
	2005	2005	2005
	(In thousands, except per share data)
Cost of product revenue	$(143)	$(82)	$(45)
Un-funded research and development expense	143	82	45
Operating loss	—	—	—
Net loss	—	—	—
Net loss attributable to common stockholders per weighted average share, basic and diluted	$—	$—	$—

The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Three Months Ended
	Dec. 31,	Sept. 30,	July 1,	April 1,	Dec. 31,	Sept. 30,	July 2,	April 2,
	2006	2006	2006	2006	2005	2005	2005	2005
	(in thousands, except per share data)
Statement of Operations Data
Revenue:
Product revenue	$8,021	$7,232	$6,853	$6,661	$6,038	$7,518	$6,972	$7,132
Funded research and development and other revenue	1,534	1,259	1,250	946	1,079	2,823	1,186	1,142
Total revenue	9,555	8,491	8,103	7,607	7,117	10,341	8,158	8,274
Operating costs and expenses:
Cost of product revenue	8,039	7,264	6,676	5,845	5,802	7,765	6,182	6,466
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	839	1,123	1,100	978	1,111	2,513	1,206	946
Unfunded research and development expenses	405	522	513	560	260	232	145	90
Total research and development and other revenue expenses	1,244	1,645	1,613	1,538	1,371	2,745	1,351	1,036
Selling, general and administrative expenses	3,356	2,899	3,394	3,359	2,488	2,757	2,723	2,800
Gain on sale of assets	—	(209)	(190)	—	(1,443)	(318)	—	—
Restructuring costs	1,350	262	—	—	—	—	—	—
Amortization of intangibles	110	98	112	112	112	112	112	112
Write-off of impaired long-lived assets	—	—	—	—	—	1,190	—	—
Total operating costs and expenses	14,099	11,959	11,605	10,854	8,330	14,251	10,368	10,414
Operating loss	(4,544)	(3,468)	(3,502)	(3,247)	(1,213)	(3,910)	(2,210)	(2,140)
Net unrealized gain (loss) on warrants to purchase common stock	—	—	—	—	—	—	—	(29)
Unrealized loss on Series B warrants	—	—	—	—	—	—	—	—
Other income (loss)	(592)	(3,723)	42	21	(4)	36	(23)	(111)
Interest income	110	122	57	95	47	14	16	9
Interest expense	(448)	(515)	(85)	(103)	(138)	(314)	(57)	(95)
Net loss	$(5,474)	$(7,584)	$(3,488)	$(3,234)	$(1,308)	$(4,174)	$(2,274)	$(2,366)
Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.14)	$(0.19)	$(0.09)	$(0.08)	$(0.03)	$(0.12)	$(0.07)	$(0.07)
Weighted average number of common shares, basic and diluted	40,002	39,519	39,115	38,524	38,356	35,871	33,364	33,249

Liquidity and Capital Resources

As of December 31, 2006, we had $8.3 million of cash, of which $1.1 million was restricted. In addition, under the terms of the Notes, we are required, for so long as any Notes are outstanding, to maintain aggregate cash and cash equivalents equal to the greater of (i) $1.0 million or (ii) $3.0 million minus 80% of eligible receivables (as defined therein). Based on the level of eligible receivables, we are required to maintain aggregate cash and cash equivalents of $1.0 million.

On July 19, 2006, we entered into a Purchase Agreement with the Purchasers in connection with the Private Placement of:

•       $12,000,000 aggregate principal amount of senior secured convertible Notes, convertible into shares of our common stock at a conversion price of $1.65 per share;

•       Warrant A’s to purchase up to an aggregate of 3,636,368 shares of our common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants; and

•       Warrant B’s to purchase up to an aggregate of 3,636,368 shares of our common stock at a price of $1.68 per share for a period of 90 trading days beginning the later of six months from the date of such warrants and the date the SEC declares effective the Registration Statement covering the resale of the common stock underlying the securities issued in the Private Placement; to the extent the Warrant B’s are exercised, the Purchasers will receive additional seven-year warrants to purchase a number of shares of common stock equal to 50% of the number of shares of common stock purchased upon exercise of the Warrant B’s at a price of $1.815 per share. Because the Registration Statement was declared effective on September 27, 2006, these warrants were originally exercisable for the 90 trading day period beginning six months from the date of such warrants (i.e. May 30, 2007). As discussed above, in connection with an amendment to the Purchase Agreement enabling us to issue common stock for the early termination of the lease for our Worcester facility, the expiration date of the Warrant B’s was extended to August 31, 2007.

The net proceeds of the sale were approximately $11 million, after deducting placement fees and other offering-related expenses. In connection with the Private Placement, we also entered into the Security Agreement.

We anticipate that our current cash will be sufficient to fund our operations at least through December 31, 2007. This assumes that we will achieve our business plan and that we will be able to pay principal and interest under the Notes in shares of common stock and comply with all other terms of the Notes. The business plan envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past. If, however, we are unable to realize our business plan, or are unable to pay principal and interest under the Notes in shares of common stock or otherwise comply with the terms of the Notes, we may be forced to raise additional funds by selling stock or taking other actions to conserve our cash position, subject to the restrictions in the Purchase Agreement and the Notes.

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

Our financial statements for our year ended December 31, 2006, which are included in this Annual Report on Form 10-K, contain an audit report from Vitale, Caturano and Company, PC. The audit report contains a going concern qualification, which raises substantial doubt with respect to our ability to continue as a going concern. However, our business plan, which envisions a significant improvement in results from the recent past, contemplates sufficient liquidity to fund operations at least through December 31, 2007. The receipt of a going concern qualification may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations.

We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of December 31, 2006, we had an accumulated deficit of $159.0 million. Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities and convertible debt, public security offerings, borrowings under our previous line of credit and capital equipment leases.

As of December 31, 2006, our cash and cash equivalents were $8.3 million, including restricted cash and cash equivalents of $1.1 million; this represents decrease in our cash and cash equivalents of approximately $0.9 million from the $9.3 million on hand at December 31, 2005. Cash used in operating activities for the twelve months ended December 31, 2006 was $9.8 million as compared to $7.9 million for the twelve months ended September 30, 2005. Cash used in operating activities during the twelve months ended December 31, 2006 was primarily attributable to the net loss of approximately $20.0 million offset by non-cash items such as the change in the fair value of the senior secured convertible Notes and placement agent fees, depreciation and amortization, deferred revenue, increases in allowances for uncollectible accounts and excess and obsolete inventory, non-cash compensation and consulting expense, non-cash interest expense and decreases in working capital.

Cash used in investing activities during the twelve months ended December 31, 2006 was $0.1 million as compared to $0.3 million for the twelve months September 30, 2005. Cash used in investing activities during the fiscal years ended December 31, 2006 and September 30, 2005, was a result of capital expenditures during each of the respective periods. In addition, during the fiscal year ended December 31, 2006 we recorded approximately $0.4 million related to the sale of our SPLC technology.

Cash provided by financing activities for the twelve months ended December 31, 2006 was $9.1 million as compared to $12.7 million for the twelve months ended September 30, 2005. Net cash provided by financing activities during 2006 includes $11.0 million of net proceeds from the July 19, 2006 Private Placement, and approximately $0.3 million received from the exercise of incentive stock options and warrants to purchase common stock, offset in part by approximately $0.2 million related to payments on our capital lease obligations and $2.0 million related to payments on our bank line of credit. Net cash provided by financing activities during fiscal 2005 includes $7.5 million of net proceeds from the December 2004 financing transaction, $5.2 million of net proceeds from the August 2005 financing transaction and approximately $0.2 million received from the exercise of incentive stock options, offset in part by approximately $0.2 million related to payments on our capital lease obligations.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at December 31, 2006, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

Calendar Years Ending December 31,	Capital Leases	Operating Leases	Long-Term Debt
2007	$123,219	$1,129,761	$6,374,933
2008	—	$967,614	$3,876,579
2009	—	$825,537	$361,001
2010	—	$523,797	$361,001
2011	—	$159,408	$3,202,012
Thereafter	—	—	—
Total	$123,219	$3,606,117	$14,175,526

Long-term debt consists of scheduled principal and interest payments on our Notes. Principal is payable in 18 equal installments, which represents 75% of the Notes, with the remaining 25%, at the election of the investor, is either (i) due on the 18th month or (ii) due on the 60th month. Principal payments, representing 75% of the Notes, commenced on February 28, 2007. The Notes accrue interest at the greater of (i) 7% or (ii) six month LIBOR plus 350 basis points. At December 31, 2006 the six month LIBOR was 5.4%. For purposes of the schedule above, interest for all periods has been calculated using the December 31, 2006 six month LIBOR plus 350 basis points as this rate was greater than 7%. Principal and interest may be paid, at our option, in cash of shares of our common stock. Because investors may convert principal into common stock at any time, at their option, the timing of principal and interest payments may accelerate relative to this schedule.

We lease equipment and office space under non-cancelable capital and operating leases. The future minimum rental payments, as of December 31, 2006, under the capital and operating leases with non-cancelable terms are included in the table above.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities. At December 31, 2006, $12.0 million was outstanding on the Notes. Interest on the Notes accrues at a rate equal to the greater of (i) 7% per annum or (ii) the six month LIBOR plus 350 basis points, currently 8.9%. Our ability to carry out our business plan or our ability to finance future working capital requirements may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources. We account for the Notes and warrant liability on a fair value basis, and changes in share price and market interest rates will affect our earnings but will not affect our cash flows, assuming that we are able to make interest payments due on the Notes in shares of our common stock.

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

Item 8.                        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

Page
Consolidated Financial Statements of SatCon Technology Corporation
Report of Independent Registered Public Accounting Firm (Vitale, Caturano & Company, Ltd.)	52
Report of Independent Registered Public Accounting Firm (Grant Thornton LLP)	53
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2006 and 2005	54
Consolidated Statements of Operations for the Year Ended December 31, 2006, the Three-Month Period Ended December 31, 2005 and for Fiscal Years Ended September 30, 2005 and 2004	55
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss for the Year Ended December 31, 2006, the Three-Month Period Ended December 31, 2005 and Fiscal Years Ended September 30, 2005 and 2004	56
Consolidated Statements of Cash Flows for the Year Ended December 31, 2006, the Three-Month Period Ended December 31, 2005 and Fiscal Years Ended September 30, 2005 and 2004	60
Notes to Consolidated Financial Statements	61
Report of Independent Registered Public Accounting Firm on Supplementary Schedule (Vitale, Caturano & Company, Ltd.)	104
Report of Independent Registered Public Accounting Firm on Supplementary Schedule (Grant Thornton LLP).	105
Schedule II: Valuation and Qualifying Accounts for the Year Ended December 31, 2006, the Three-Month Period Ended December 31, 2005 and Fiscal Year Ended September 30, 2005	106

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SatCon Technology Corporation:

We have audited the accompanying consolidated balance sheets of SatCon Technology Corporation and its subsidiaries (the Company) (a Delaware corporation) as of December 31, 2006 and December 31, 2005 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive loss and cash flows for the year ended December 31, 2006 and the three month period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SatCon Technology Corporation and its subsidiaries as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for the year ended December 31, 2006 and the three month period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note C of the Notes to the Consolidated Financial Statements, effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, during the year ended December 31, 2006, the Company incurred a net loss of $19.8 million and used $9.8 million of cash in its operating activities and as of December 31, 2006 has a stockholders’ deficit of $2.5 million. In addition, the Company has historically incurred losses and used cash, rather than provided cash, from operations. These factors, among others, as discussed in Note B to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ VITALE, CATURANO AND COMPANY, LTD
Boston, Massachusetts
March 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SatCon Technology Corporation:

We have audited the accompanying consolidated balance sheets of SatCon Technology Corporation and its subsidiaries (the Company) (a Delaware corporation) as of September 30, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss and cash flows for each of the two years in the period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SatCon Technology Corporation and its subsidiaries as of September 30, 2005 and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP
Boston, Massachusetts
December 15, 2005

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$7,190,827	$9,194,720
Restricted cash and cash equivalents	84,000	84,000
Accounts receivable, net of allowance of $792,245 and $800,654 at December 31, 2006 and 2005, respectively	8,549,923	5,332,668
Unbilled contract costs and fees	267,247	114,899
Inventory	7,945,874	6,502,168
Prepaid expenses and other current assets	756,884	710,924
Total current assets	$24,794,755	$21,939,379
Property and equipment, net	2,783,900	3,396,432
Goodwill, net	704,362	704,362
Intangibles, net	1,224,488	1,736,152
Restricted cash	1,000,000	—
Other long-term assets	69,782	551,750
Total assets	$30,577,287	$28,328,075
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$—	$2,000,000
Current portion of long-term debt	123,219	155,919
Accounts payable	4,538,569	3,243,675
Accrued payroll and payroll related expenses	1,449,185	1,502,681
Other accrued expenses	2,405,447	1,903,130
Accrued contract losses	—	84,779
Accrued restructuring costs	1,200,326	—
Current portion of senior secured convertible notes	5,500,000	—
Current portion of warrant liability	436,919	—
Deferred revenue	5,834,537	2,359,672
Total current liabilities	$21,488,202	$11,249,856
Redeemable convertible Series B preferred stock (345 and 425 shares issued and outstanding at December 31, 2006 and 2005, respectively; face value $5,000 per share; liquidation preference $1,725,000 and $2,125,000, respectively)	1,725,000	2,125,000
Long-term debt, net of current portion	—	117,715
Long-term Senior secured convertible notes, net of current portion	7,240,482	—
Long-term warrant liability, net of current portion	2,483,634	—
Other long-term liabilities	108,049	334,435
Total Liabilities	$33,045,367	$13,827,006
Commitments and contingencies (Note L)
Stockholders’ equity (deficit):
Common stock; $0.01 par value, 100,000,000 and 50,000,000 shares authorized; 40,105,073 and 38,382,706 shares issued and outstanding at December 31, 2006 and 2005, respectively	401,051	383,827
Additional paid-in capital	156,379,193	153,450,771
Accumulated deficit	(158,991,838)	(139,213,827)
Accumulated other comprehensive loss	(256,486)	(119,702)
Total stockholders’ equity (deficit)	$(2,468,080)	$14,501,069
Total liabilities and stockholders’ equity (deficit)	$30,577,287	$28,328,075

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

		Three Months
	Year Ended	Ended	For the Fiscal Years Ended
	December 31,	December 31,	September 30,
	2006	2005	2005	2004
Revenue:
Product revenue	$28,766,647	$6,038,029	$29,891,604	$26,971,109
Funded research and development and other revenue	4,990,022	1,079,052	6,063,508	7,186,714
Total revenue	33,756,669	7,117,081	35,955,112	34,157,823
Operating costs and expenses:
Cost of product revenue	27,823,402	5,801,833	27,631,184	22,373,241
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	4,041,137	1,111,102	5,412,071	5,981,716
Unfunded research and development expenses	2,000,271	260,396	513,203	3,354
Total research and development and other revenue expenses	6,041,408	1,371,498	5,925,274	5,985,070
Selling, general and administrative expenses	13,007,946	2,487,852	10,801,996	9,362,522
Amortization of intangibles	430,959	111,671	446,684	446,685
Gain on sale of assets	(399,015)	(1,442,915)	(317,802)	—
Restructuring costs	1,612,045	—	(255,612)	—
Write-off of impaired long-lived assets	—	—	1,190,436	—
Total operating costs and expenses	48,516,745	8,329,939	45,422,160	38,167,518
Operating loss	(14,760,076)	(1,212,858)	(9,467,048)	(4,009,695)
Net realized and unrealized (loss) gain on warrants to purchase common stock	—	—	(7,036)	(90,454)
Unrealized gain (loss) on series B warrants	—	—	—	35,442
Other (loss) income	41,086	(4,397)	(116,622)	(1,629)
Change in fair value of Notes and warrants	(4,292,251)	—	—	—
Interest income	384,394	47,098	41,909	12,456
Interest expense	(1,151,164)	(137,570)	(697,310)	(6,904,590)
Net loss	$(19,778,011)	$(1,307,727)	$(10,246,107)	$(10,958,470)
Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.50)	$(0.03)	$(0.31)	$(0.41)
Weighted average number of common shares, basic and diluted	39,290,167	38,355,974	32,899,632	26,834,470

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
For the Year Ended December 31, 2006

					Accumulated
	Common	Common	Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’	Comprehensive
	Shares	Stock	Capital	Deficit	Loss	Equity (Deficit)	Loss
Balance, December 31, 2005	38,382,706	$383,827	$153,450,771	$(139,213,827)	$(119,702)	$14,501,069
Net loss				(19,778,011)	—	(19,778,011)	(19,778,011)
Issuance of common stock to 401(k) Plan	391,431	3,914	600,826	—	—	604,740	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock and issuance of restricted stock to employees	279,851	2,799	359,973	—	—	362,772	—
Issuance of common stock in lieu of six -months dividend on redeemable convertible Series B preferred stock	70,792	708	151,070	—	—	151,778	—
Issuance of common stock in connection with the exercise of warrants to purchase common stock	430,134	4,301	(4,097)	—	—	204	—
Issuance of common stock in connection with the conversion of redeemable convertible Series B preferred stock	180,995	1,810	398,190	—	—	400,000	—
Issuance of common stock in lieu of cash interest on July 19, 2006 Notes	369,164	3,692	311,168	—	—	314,860	—
Employee stock-based compensation.	—	—	986,251	—	—	986,251	—
Adjustment to conversion price of Series B preferred stock, due to anti-dilution provisions	—	—	125,041	—	—	125,041	—
Foreign currency translation adjustment.	—	—	—	—	(136,784)	(136,784)	(136,784)
Comprehensive loss	—	—	—	—	—	—	$(19,914,795)
Balance, December 31, 2006	40,105,073	$401,051	$156,379,193	$(158,991,838)	$(256,486)	$(2,468,080)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS (Continued)
For the three-month Period Ended December 31, 2005

	Common	Common	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Shares	Stock	Capital	Deficit	Loss	Equity (Deficit)	Loss
Balance, September 30, 2005	38,283,208	$382,832	$153,239,276	$(137,906,100)	$(113,752)	$15,602,256
Net loss				(1,307,727)	—	(1,307,727)	$(1,307,727)
Issuance of common stock to 401(k) Plan	68,049	680	140,179	—	—	140,859	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock	1,000	10	620	—	—	630	—
Issuance of common stock in lieu of six -months dividend on redeemable convertible Series B preferred stock	30,449	305	66,987	—	—	67,292	—
Employee stock-based compensation	—	—	3,709	—	—	3,709
Foreign currency translation adjustment	—	—	—	—	(5,950)	(5,950)	(5,950)
Comprehensive loss	—	—	—	—	—	—	$(1,313,677)
Balance, December 31, 2005	38,382,706	$383,827	$153,450,771	$(139,213,827)	$(119,702)	$14,501,069

The accompanying notes are an integral part of these consolidated financial statements

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS (Continued)
For the Fiscal Year Ended September 30, 2005

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
Balance, September 30, 2004	28,226,010	$282,261	$139,208,000	$(127,659,993)	$(171,608)	$11,658,660	—
Net loss	—	—	—	(10,246,107)	—	(10,246,107)	$(10,246,107)
Issuance of common stock to 401(k) Plan	335,928	3,359	582,638	—	—	585,997	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock	144,000	1,440	154,443	—	—	155,883	—
Issuance of common stock in lieu of six-months dividend on redeemable convertible Series B preferred stock	52,636	526	126,974	—	—	127,500	—
Issuance of common stock in connection with the December 2004 Financing Transaction	4,848,484	48,485	5,835,521	—	—	5,884,006	—
Issuance of warrants to Common stockholders, related to December 2004 Financing Transaction	—	—	1,602,954	—	—	1,602,954	—
Issuance of common stock in connection with the August 2005 Financing Transaction	4,676,150	46,761	4,662,853	—	—	4,709,614	—
Issuance of warrants to Common stockholders, related to August 2005 Financing Transaction	—	—	513,489	—	—	513,489	—
Issuance of warrants to Ardour Capital, related to August 2005 Financing Transaction	—	—	43,122	—	—	43,122	—
Adjustment to conversion price related to re-pricing of Convertible Series B Preferred Stock	—	—	270,290	—	—	270,290	—
Adjustment in conversion price of Series B warrants	—	—	64,745	—	—	64,745	—
Issuance of warrants to purchase common stock to Ardour Capital Investments	—	—	20,490	—	—	20,490	—
Issuance of warrants to purchase common stock to Silicon Valley Bank	—	—	119,427	—	—	119,427	—
Compensation charge associated with the acceleration of unvested incentive stock options	—	—	34,330	—	—	34,330	—
Foreign currency translation adjustment	—	—	—	—	57,856	57,856	57,856
Comprehensive loss	—	—	—	—	—	—	$(10,188,251)

Balance, September 30, 2005	38,283,208	$382,832	$153,239,276	$(137,906,100)	$(113,752)	$15,602,256

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS (Continued)
For the Fiscal Year Ended September 30, 2004

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
Balance, September 30, 2003	21,023,200	$210,232	$122,792,791	$(116,701,523)	$(139,354)	$6,162,146
Net loss	—	—	—	(10,958,470)	—	(10,958,470)	(10,958,470)
Issuance of common stock to 401(k) Plan	213,019	2,130	529,364	—	—	531,494	—
Issuance of common stock in connection with exercise of Series A warrant to purchase common stock	28,000	280	—	—	—	280	—
Issuance of common stock in connection with exercise of warrants to purchase common stock	2,246,467	22,465	1,834,850	—	—	1,857,315	—
Issuance of common stock in connection with cashless exercise of warrants to purchase common stock	209,422	2,094	(2,094)	—	—	—	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock	118,550	1,186	76,624	—	—	77,810	—
Issuance of common stock in connection with the conversion of redeemable convertible Series A preferred stock	1,327,000	13,270	1,645,480	—	—	1,658,750	—
Issuance of common stock in connection with the conversion of convertible subordinated debentures	666,000	6,660	825,840	—	—	832,500	—
Issuance of common stock in lieu of first year interest on convertible subordinated debentures	8,298	83	23,981	—	—	24,064	—
Issuance of common stock in lieu of first six-months dividend on redeemable convertible Series B preferred stock	76,054	761	229,454	—	—	230,215	—
Issuance of common stock to Auerelius Consulting Group	90,000	900	193,950	—	—	194,850	—
Issuance of options and warrants to purchase common stock to non-employees	—	—	46,634	—	—	46,634	—
Issuance of warrants to convertible subordinated debentures holders	—	—	46,577	—	—	46,577	—
Beneficial conversion feature of convertible subordinated debentures	—	—	138,977	—	—	138,977	—
Issuance of warrants to Series B preferred stockholders	—	—	1,242,441	—	—	1,242,441	—
Beneficial conversion feature of the Series B preferred stock	—	—	3,655,607	—	—	3,655,607	—
Issuance of warrants to BHP in connection with the issuance of the Series B preferred stock	—	—	435,166	—	—	435,166	—
Issuance of common stock in connection with the conversion of redeemable convertible Series B preferred stock	2,220,000	22,200	5,527,800	—	—	5,550,000	—
Mark-to-market Series B warrants	—	—	(35,442)	—	—	(35,442)	—
Foreign currency translation adjustment	—	—	—	—	(32,254)	(32,254)	(32,254)
Comprehensive loss	—	—	—	—	—	—	$(10,990,724)

Balance, September 30, 2004	28,226,010	$282,261	$139,208,000	$(127,659,993)	$(171,608)	$11,658,660

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Three-Months
	Year Ended	Ended	Fiscal Years Ended
	December 31,	December 31	September 30,
	2006	2005	2005	2004
Cash flows from operating activities:
Net loss	$(19,778,011)	$(1,307,727)	$(10,246,107)	$(10,958,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,446,121	372,866	1,870,216	1,942,544
Provision (recovery) for uncollectible accounts	(8,409)	—	119,802	(16,429)
Provision for excess and obsolete inventory	248,299	72,030	(851,569)	95,008
Net realized and unrealized loss (gain) on warrants to purchase common stock	—	—	7,036	90,454
Unrealized (gain) loss on Series B warrants	—	—	—	(35,442)
Write-off of impaired long-lived assets	—	—	1,190,436	—
Non-cash compensation expense related issuance of stock options and warrants to employees and non-employees and issuance of common stock to 401(k) Plan, including stock based compensation costs of $986,251 for the year ended December 31, 2006 and $3,709 for the three months ended December 31, 2005	1,588,554	144,568	769,035	740,891
Change in fair value of senior secured convertible notes and investor and placement agent warrant liability	4,292,251	—	—	—
Non-cash interest expense	1,021,147	87,285	475,579	6,785,004
Non-cash restructuring charges	1,532,231	—	—	—
Gain on sale of assets	(399,015)	(1,442,915)	—	—
Compensation expense related to acceleration of stock option vesting schedule	—	—	34,330	—
Changes in operating assets and liabilities:
Accounts receivable	(3,208,846)	1,140,997	(319,289)	(758,751)
Unbilled contract costs and fees	(152,348)	33,039	299,467	355,399
Prepaid expenses and other assets	(60,889)	(168,626)	652,768	(627,071)
Inventory	(1,692,005)	(375,137)	18,822	(477,560)
Other long-term assets	481,968	8,271	(58,387)	(383,024)
Accounts payable	1,294,894	(154,778)	(459,371)	(2,144,402)
Accrued expenses and payroll	321,593	(322,732)	(569,035)	(330,676)
Accrued restructuring	78,326	—	—	—
Accrued contract losses	(84,779)	—	(690,367)	387,368
Deferred revenue	3,474,865	220,238	90,992	(398,612)
Other current liabilities	(226,386)	17,591	(259,572)	264,022
Total adjustments	9,947,572	(367,303)	2,320,893	5,488,723
Net cash used in operating activities	(9,830,439)	(1,675,030)	(7,925,214)	(5,469,747)
Cash flows from investing activities:
Purchases of property and equipment	(546,388)	(31,622)	(286,112)	(401,349)
Proceeds from sale of assets	406,364	2,316,884	—	—
Net cash (used in) provided by investing activities	(140,024)	2,285,262	(286,112)	(401,349)
Cash flows from financing activities:
Net borrowing (repayment) under line of credit	(2,000,000)	2,000,000	—	(1,801,869)
Repayment of long-term debt	(150,415)	(37,544)	(184,177)	(277,325)
Net proceeds from issuance of convertible redeemable preferred stock	—	—	—	6,925,000
Net proceeds from issuance of convertible subordinated debentures	10,935,793	—	—	70,000
Increase in restricted cash	(1,000,000)	—	—	—
Net proceeds from issuance of common stock and warrants	—	—	12,710,064	—
Proceeds from exercise of stock options	317,772	630	155,883	77,450
Proceeds from exercise of warrants	204	—	—	1,857,955
Net cash provided by financing activities	8,103,354	1,963,086	12,681,770	6,851,211
Effect of foreign currency exchange rates on cash and cash equivalents	(136,784)	(5,950)	57,856	(32,254)
Net increase (decrease) in cash and cash equivalents, including restricted cash and cash equivalents	(2,003,893)	2,567,368	4,528,300	947,861
Cash and cash equivalents at beginning of year, including restricted cash and cash equivalents	$9,278,720	6,711,352	2,183,052	1,235,191
Cash and cash equivalents at end of year, including restricted cash and cash equivalents	$7,274,827	$9,278,720	$6,711,352	$2,183,052

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and 2005, SEPTEMBER 30, 2005 and 2004

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

B.               REALIZATION OF ASSETS, RECENT DEVELOPMENTS AND LIQUIDITY

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years. In addition, the Company has used, rather than provided, cash in its operations. These factors raise substantial doubt over the Company’s ability to continue as a going concern.

The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each of the past five years. As of December 31, 2006, it had an accumulated deficit of $159.0 million. During the year ended December 31, 2006, the Company incurred a net loss of $19.8 million and used cash in operations of $9.8 million. The Company’s restricted cash balances at December 31, 2006 and 2005 were $1,084,000 and $84,000, respectively. Under the terms of the Notes (as defined below), the Company is required, for so long as any Notes are outstanding, to maintain aggregate cash and cash equivalents equal to the greater of (i) $1.0 million or (ii) $3.0 million minus 80% of the eligible receivables (as defined therein). Based on the level of eligible receivables, we are required to maintain aggregate cash and cash equivalents of $1.0 million.

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

On July 19, 2006, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with thirteen institutional investors (the “Purchasers”) in connection with the private placement (the “Private Placement”) of $12,000,000 aggregate principal amount of senior secured convertible notes (the “Notes”), in addition, the Company issued warrants to the holders of the Notes. The net proceeds of the sale were approximately $11 million, after deducting placement fees and other offering-related expenses. In connection with the Private Placement, the Company also entered into a Security Agreement, dated July 19, 2006, with the Purchasers (the “Security Agreement”).

In connection with, and as a condition precedent to, the completion of the Private Placement, on July 20, 2006, the Company paid all amounts due and owing under its credit facility with Silicon Valley Bank (approximately $2 million) and terminated such facility. In doing so the Company incurred a termination fee of $17,500 and legal fees of $8,500.

On September 19, 2006, our Board of Directors approved a plan to close the Company’s Worcester, Massachusetts manufacturing facility by approximately December 31, 2006. The decision to close this facility was in furtherance of the Company’s continuing efforts to streamline operations and reduce operating costs. As a result of this decision, The Company recorded a charge to operations as a restructuring cost of approximately $1.6 million related to employee severance and retention bonuses and asset impairments, warrant revaluation and lease termination costs. On December 22, 2006, we negotiated a settlement with the Worcester landlord, issuing 850,000 shares of common stock on January 3, 2007 as consideration for the early termination of the lease. The lease terminated on February 15, 2007. (See Note T “Restructuring Costs”).

See Note G for a detailed description of the Notes and related warrants.

The Company anticipates that its current cash will be sufficient to fund its operations at least through December 31, 2007. This assumes the Company achieves its business plan. The business plan envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past. Further, this assumes that the Company will be able to make payments of principal and interest under the Notes in shares of common stock and otherwise comply with the terms of the Notes; if, however, the Company is unable to realize its business plan or is unable to pay principal and interest under the Note in shares of common stock, or otherwise comply with the terms of the Notes, the Company may be forced to raise additional funds by selling stock or taking other actions to conserve its cash position, subject to the restrictions contained in the Purchase Agreement and the Notes.

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

The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of December 31, 2006 and 2005, the Company has accrued $0 and $0.1 million, respectively, for anticipated contract losses on commercial contracts.

Cost of product revenue includes materials, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in research and development and other revenue expenses.

Deferred revenue consists of payments received from customers in advance of services performed, product shipped or installation completed.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, overnight repurchase agreements with Silicon Valley Bank and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At December 31, 2006 and 2005, the Company has restricted cash as indicated in the table below. In addition, at December 31, 2006 and 2005, the Company had overnight repurchase agreements with Silicon Valley Bank of $296,844 and $2,084,492, respectively.

Restricted Cash	December 31, 2006	December 31, 2005
Security deposits	$34,000	$34,000
Certificates of Deposit	50,000	50,000
Senior Secured Notes	1,000,000	—
Total restricted Cash	$1,084,000	$84,000

In addition, under the terms of the Notes, the Company is required, for so long as any Notes are outstanding, to maintain aggregate cash and cash equivalents equal to the greater of (i) $1.0 million or (ii) $3.0 million minus 80% of eligible receivables (as defined therein). Based on the level of eligible receivables, we are required to maintain aggregate cash and cash equivalents of $1.0 million. The Company is in compliance with this requirement as of December 31, 2006.

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

Unbilled Contract Costs and Fees and Funded Research and Development Costs In Excess of Billings

Unbilled contract costs and fees represents revenue recognized in excess of amounts billed due to contractual provisions.

Inventory

Inventory is stated at the lower of cost or market and costs are determined based on the first-in, first-out method of accounting and include material, labor and manufacturing overhead costs. The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value.

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

The Company performed its annual goodwill impairment test as of the beginning of its fiscal fourth quarter 2006. The Company, based on the results of these tests, determined the fair value of each of the Applied Technology and Electronics reporting units based on a discounted cash flow income approach. Based on the results of the first step of the annual goodwill impairment test, the Company determined that the fair value of these reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of the beginning of its fiscal fourth quarter 2006. As a result, the second step of the annual goodwill impairment test was not required. The Company will continue to perform a goodwill impairment test on the Applied Technology and Electronics reporting units on an annual basis and on an interim basis, if certain conditions exist.

The Company has determined that all of its intangible assets have finite lives and, therefore, the Company has continued to amortize its intangible assets. The Company recorded expense related to the amortization of its intangible assets for the periods presented below as follows:

	Year Ended	Three Months Ended	Year Ended
	December 31, 2006	December 31, 2005	September 30, 2005	September 30, 2004
Amortization expense	$511,664	$130,966	$524,076	$516,027

Goodwill by reporting segment consists of the following:

	December 31,
Reporting Unit	2006	2005
Applied Technology	$123,714	$123,714
Power Systems	—	—
Electronics	580,648	580,648
	$704,362	$704,362

Intangible assets consist of the following:

			As of December 31, 2006		As of December 31, 2005
Reporting Unit	Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Applied Technology	Patents	15-20	$744,780	$460,343	$744,780	$379,638
Applied Technology	Completed Technology	10	3,142,882	2,240,217	3,142,882	1,934,257
Applied Technology	Favorable Lease	5	36,999	36,074	36,999	36,074
Electronics	Customer List	10	250,000	242,705	250,000	217,707
Electronics	Drawings and Documentation	10	300,000	291,250	300,000	261,250
Electronics	Design and Manufacturing Cert.	10	700,000	679,584	700,000	609,583
			$5,174,661	$3,950,173	$5,174,661	$3,438,509

The estimated remaining amortization expense for each of the five succeeding years:

Fiscal Years ended December 31,
2007	431,673
2008	394,288
2009	354,090
2010	44,437
2011	—
Thereafter	—

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders’ equity (deficit) is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions are reflected in the loss from operations and were not significant during the year ended December 31, 2006, the three months ended December 31, 2005 and the fiscal years ended September 30, 2005 and 2004.

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

On March 29, 2005, the SEC issued SAB 107 which expresses the view of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations concerning the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under shares-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time  adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. The Company has accounted for its stock option grants in compliance with SAB 107.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

The Company recognized the full impact of its share-based payment plans in the consolidated financial statements for the year ended December 31, 2006 and the three months ended December 31, 2005 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table presents share-based compensation expense included in the Company’s consolidated statement of operations:

	Year Ended December 31 2006	Three Months ended December 31, 2005
Cost of product revenue	$82,979	$—
Funded research and development and other revenue expense	138,694	326
Un-funded research and development and other revenue expenses	15,817	297
Selling, general and administrative expenses(1)	748,761	3,086
Share based compensation expense before tax	$986,251	$3,709
Income tax benefit	—	—
Net share-based compensation expense	$986,251	$3,709

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

The Company had previously adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, through disclosure only. SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company previously accounted for stock- based compensation of employees under the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, and had elected the disclosure-only alternative under SFAS No. 123. The Company records the fair value as determined using the Black- Scholes option-pricing model of stock options and warrants granted to non-employees in exchange for services in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and is amortized ratably over the period the service is performed in the consolidated statement of operations.

During the fiscal year ended September 30, 2005, $34,330 of stock based employee compensation was included in the determination of net loss.

The following table illustrates the effect on net loss and loss per share for the fiscal years ended September 30, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based awards.

	2005		2004
	Net Loss Attributable To Common Stockholders	Loss Per Common Share	Net Loss Attributable To Common Stockholders	Loss Per Common Share
As Reported	$(10,246,107)	$(0.31)	$(10,958,470)	$(0.41)
Stock based employee compensation expense included in results of operations for the period	$34,330	$—	$—	$—
Adjusted as reported net loss	$(10,211,777)	$(0.31)	$(10,958,470)	$(0.41)
Stock based employee compensation expense	$(3,458,765)	$(0.11)	$(1,909,582)	$(0.07)
Pro Forma	$(13,670,542)	$(0.42)	$(12,868,052)	$(0.48)

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

Description	$’s
Expense prior to acceleration of unvested options	$2,011,978
Expense related to options granted subsequent to the acceleration of unvested options	587,217
Result of option acceleration	859,570
Total	$3,458,765

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2006, the three month period ended December 31, 2005 and the fiscal years ended September 30, 2005 and 2004 were $1.82, $1.13, $1.77 and $1.95, respectively, per option. The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

Three Month
	Year Ended	Period Ended	Year Ended
	December 31,	December 31,	September 30,
Assumptions:	2006	2005	2005	2004
Expected life	5.0 years to 6.25 years(1)	5.75 years to 6.25 years(1)	7 years	7 years
Expected volatility ranging from	87.46% - 96.54%(2)	96.5% - 96.54%(2)	52.2% - 63.9%	84.9% to 120%
Dividends	none	none	none	none
Risk-free interest rate	4.29% - 5.30%(3)	4.35% - 4.46%(3)	4%	4%

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

(4)          The forfeiture rate for each option grant is 6.25%. Upon adoption of the provision all outstanding stock options were vested. The forfeiture rate is reviewed by the Company periodically.

In December 2005, the Company granted 50,000 shares of restricted common stock to a senior executive as permitted under the 2005 Stock Incentive Compensation Plan. This grant vests 12,500 shares per quarter over four quarters. 12,500 of these restricted shares vested during each of the quarters ended April 1, 2006, July 1, 2006, September 30, 2006 and December 31, 2006. Compensation expense for the number of shares issued is recognized over the service period and is recorded in the consolidated statement of operations as a component of selling, general and administrative expense. For the year ended December 31, 2006 and the three month period ended December 31, 2005, compensation expense of

$69,476 and $1,523, respectively, have been recognized related to this restricted stock award. The Company valued this restricted stock grant of $1.41 per share using the Black-Scholes option pricing model. This amount is included in the table above that presents share-based compensation expense included in the Company’s consolidated statement of operations.

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

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk principally consist of cash equivalents, trade accounts receivable, unbilled contract costs and deposits in bank accounts. Deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) of $100,000 are exposed to loss in the event of nonperformance by the institution. The Company has had cash deposits in excess of the FDIC insurance coverage. The Company deposits its cash and invests in short-term investments primarily through a national commercial bank.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss, change in unrealized gains and losses on marketable securities and foreign currency translation adjustments.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable, debt instruments, convertible notes, and Series B preferred stock. The estimated fair values of these financial instruments approximate their carrying values at December 31, 2006 and 2005. The estimated fair values have been determined through information obtained from market sources and management estimates.

D.     INVENTORY

Inventory includes material, labor and overhead and consisted of the following:

	December 31,
	2006	2005
Raw material	$3,042,286	$2,669,812
Work-in-process	2,554,871	2,880,637
Finished goods	2,348,717	951,719
	$7,945,874	$6,502,168

The provision for excess and obsolete inventory, net of usage, for the year ended December 31, 2006, the three months ended December 31, 2005 and the fiscal year ended September 30, 2005 and 2004 was $248,299, $72,030, $(708,569) and $(316,386), respectively.

At the end of June 2003, the Company was actively engaged in selling the Shaker product line, and was pursuing a strategy that it hoped would lead to a strategic alliance with a larger company for the development and exploitation of the advantages embodied in the Uninterruptible Power Supply (“UPS”) system. During the process of considering various options, the Company concluded that both its Shaker and UPS system inventories were overvalued based upon the June 2003 plan. The Company analyzed the situation, recorded an increase to its valuation reserve of approximately $2.0 million and was actively considering offers for this product line. This reserve was based on the Company’s assessment of the situation as of that time; The Company had no orders associated with this reserved inventory and there was no sales force dedicated to the sales and marketing of these products. During the first quarter of fiscal 2004, the Company decided to terminate discussions about the possible sale of the Shaker product line and focus on generating orders. At the end of the first quarter of fiscal 2004, the gross inventory for the Shaker product line inventory totaled $2.1 million and the valuation reserve against that inventory was $2.0 million, or 95%. During the second, third and fourth quarters of fiscal 2004, the Company was successful in resuming sales levels of Shakers. As a result, inventory that had largely been written-down was used. In addition, the Company had originally accrued approximately $900,000 for purchase commitments related to the UPS and Shaker product lines (See Note L. Commitments and Contingencies). In December 2005 the Company sold its Shaker and Amplifier product lines and associated inventory. The table below details the resulting approximate reduction of costs related to both the inventory reserves of our Shaker and UPS product lines, as well as reserves established related to the purchase commitments as follows:

Period		Value of Inventory Reserve Used	Value of Purchase Commitments Reserve Used	Period Reduction to Cost of Sales	Cumulative Reduction to Cost of Sales
12 Months ended:
September 30,	2004	$525,000	$168,000	$693,000	$693,000
September 30,	2005	$222,000	$88,000	$310,000	$1,003,000
Three Months Ended December 31,	2006	$—	$—	$—	$1,003,000
12 Months Ended December 31,	2006	$—	$—	$—	$1,003,000

E.               PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2006	2005
Machinery and equipment	$9,675,958	$9,922,080
Furniture and fixtures	407,910	542,110
Computer software	1,468,078	1,405,424
Leasehold improvements	616,377	583,178
	12,168,323	12,452,792
Less: accumulated depreciation and amortization	(9,384,423)	(9,056,360)
	$2,783,900	$3,396,432

Depreciation and amortization expense relating to property and equipment for the year ended December 31, 2006, the three month period ended December 31, 2005 and for fiscal years ended September 30, 2005 and 2004 was $934,457, $241,899, $1,346,142 and $1,426,343, respectively.

As of December 31, 2006 and 2005, there was $1,486,360, respectively, of property under capital leases included in machinery and equipment. As of December 31, 2006 and 2005, there was $29,910, respectively, of property under capital leases that were included in computer software.

As of December 31, 2006 and 2005, accumulated depreciation and amortization included $894,303 and $745,667, respectively, associated with these capital leases.

In September 2006 the Company commenced a restructuring in its Power Systems US Division. As a result of this restructuring approximately $0.2 million of the net book value of machinery and equipment was written-off, see Note V “Restructuring Costs” for more information.

The Company performed an impairment test in the fourth quarter of fiscal 2005, based on historical results and cash flow forecast of the operations in the Worcester facility over the next four years, representing then remaining term of the lease. The Company did not expect to recoup the value of its long-lived assets at the Worcester facility. These assets, before write-down, had an approximate net book value of $1.2 million and were comprised primarily of leasehold improvements made to the facility and other fixed assets. The Company performed a fair market analysis of these assets and determined that a $1.2 million charge was required in the quarter ending September 30, 2005, representing an impairment of the long-lived assets.

F.                INVESTMENT IN BEACON POWER CORPORATION

On September 28, 2001, the Company distributed 5,000,000 shares of Beacon Power common stock to its stockholders. Upon the distribution of the 5,000,000 shares, the Company recorded the distribution of the 5,000,000 shares as a reduction of additional paid-in-capital based on the book value per share prior to the distribution, or $0.59 per share. After the distribution, the Company owned approximately 11.0% of Beacon Power’s outstanding voting stock. During June and July 2003, the Company sold all of its shares of Beacon Power Corporation.

Additionally, the Company had a warrant to purchase 173,704 shares of Beacon Power’s common stock that had an exercise price of $1.25 per share and expired in April 2005. The Company accounted for this warrant in accordance with SFAS No. 133 and, therefore, records the warrant at its fair value with changes in fair value reflected in earnings. In April 2005, the warrant expired unexercised.

G.              CONVERTIBLE DEBT INSTRUMENT AND WARRANT LIABILITIES

Features of the Convertible Notes and Warrants

On July 19, 2006, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (the “Purchasers”) in connection with the private placement (the “Private Placement”) of:

•       $12,000,000 aggregate principal amount of senior secured convertible notes (the “Notes”), convertible into shares of our the Company’s common stock at a conversion price of $1.65 per share;

•       Warrant A’s to purchase up to an aggregate of 3,636,368 shares of our the Company’s common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants; and

•       Warrant B’s to purchase up to an aggregate of 3,636,368 shares of the Company’s common stock at a price of $1.68 per share for a period of 90 trading days beginning the later of six months from the date of such warrants and the date the Securities and Exchange Commission (the “SEC”) declares effective a shelf registration statement covering the resale of the common stock underlying the securities issued in the Private Placement (the “Registration Statement”); to the extent the Warrant B’s are exercised, the Purchasers will receive additional warrants, as described below. Because the registration statement was declared effective on September 27, 2006, these warrants were originally exercisable for the 90 trading day period beginning six months from the date of such warrants (i.e. May 30, 2007). On December 20, 2006 the Warrant B’s were amended to extend the expiration date of the Warrant B’s issued in the Private Placement from May 30, 2007 to August 31, 2007. In addition, this amendment amended the definition of “Excluded Stock” set forth in the Purchase Agreement to enable the Company to issue up to 1.1 million shares of the Company’s common stock in connection with the early termination of the lease for the Company’s facility located in Worcester, Massachusetts, without such shares being subject to the Purchasers’ right of participation set forth in the Purchase Agreement and certain prohibitions set forth in the Notes and related warrants (as discussed in Note V, we ultimately settled the lease for 850,000 shares).

In connection with the Private Placement, we the Company also entered into a Security Agreement, dated July 19, 2006, with the Purchasers, pursuant to which we the Company granted the Purchasers a security interest in all of our its right, title and interest in, to and under all of our its personal property and other assets, including the our its ownership interest in the capital stock of our its subsidiaries, as security for the prompt payment in full of all amounts due and owing under the Notes. The following is a summary of the material provisions of the Purchase Agreement, the Notes, the Warrant A’s and the Warrant B’s. These summaries are not complete and are qualified in their entirety by reference to the full text of such agreements, each of which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on July 21, 2006 (and is incorporated herein by reference). Readers should review those agreements for a complete understanding of the terms and conditions associated with the Private Placement.

Securities Purchase Agreement

As noted above, the Purchase Agreement provided for the issuance and sale to the Purchasers of the Notes, the Warrant A’s and the Warrant B’s for an aggregate purchase price of $12,000,000. Other significant provisions of the Purchase Agreement include, among others:

•       the requirement that the Company we pay off all amounts outstanding under our credit facility with Silicon Valley Bank (See Note I);

•       for so long as the Notes are outstanding, the obligation that the Company we offer to the Purchasers the opportunity to participate in subsequent securities offerings (up to 50% of such offerings), subject to certain exceptions for, among other things, certain underwritten public offerings and strategic alliances;

•       for so long as the Notes are outstanding, the obligation that the Company we not incur any indebtedness that is senior to, or on parity with, the Notes in right of payment, subject to limited exceptions for purchase money indebtedness and capital lease obligations; and

•       the Company’s our obligation to (i) file the Registration Statement with the SEC within 30 days following the closing of the Private Placement (which we it has satisfied by filing a Registration Statement on Form S-3 on August 16, 2006), (ii) use our its best efforts to cause the Registration Statement to be declared effective within 90 days following the closing of the Private Placement, (which we have it has satisfied , as the Registration Statement was declared effective on September 27, 20072006) and (iii) use our its best efforts to keep the Registration Statement effective until the earlier of (x) the fifth anniversary of the effective date of the Registration Statement, (y) the date all of the securities covered by the Registration Statement have been publicly sold and (z) the date all of the securities covered by the Registration Statement may be sold without restriction under SEC Rule 144(k). If wethe Company fails to comply with these or certain other provisions, then we the Company will be required to pay liquidated damages of 1% of the aggregate purchase price paid by the Purchasers in the Private Placement for the initial occurrence of such failure and 1.5% of such amount for each subsequent 30 day period the failure continues. The total liquidated damages under this provision are capped at 24% of the aggregate purchase price paid by the Purchasers in the Private Placement.

Senior Secured Convertible Notes

The Notes have an aggregate principal amount of $12 million and are convertible into shares of our the Company’s common stock at a conversion price of $1.65, subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges.

The Notes bear interest at the higher of (i) 7.0% per annum or (ii) the six-month LIBOR plus 3.5%. Interest is payable quarterly, beginning on October 31, 2006, and may be made in cash or, at the Company’s option if certain equity conditions are satisfied, in shares of the Company’s common stock. If interest is paid in shares of common stock, the price per share will be at a 10% discount to the volume weighted average price for the 20 trading days preceding the payment date.

75% of the original principal amount of the Notes is to be repaid in 18 equal monthly installments ($500,000 per month) beginning on February 28, 2007. Such principal payments may be made in cash or, at our the Company’s option if certain equity conditions are satisfied, in shares of our common stock. If principal is paid in shares of common stock, the price per share will be the lesser of (i) the conversion price or (ii) a 10% discount to the volume weighted average price for the 20 trading days preceding the payment date. At any time following the 24 month anniversary of the issuance of the Notes, the holders may elect to require us the Company to redeem for cash all or any portion of the outstanding principal on the Notes; provided, however, that on the 60th month anniversary of the issuance of the Notes, the Company we will be required to redeem any remaining outstanding principal and unpaid interest. Notwithstanding the foregoing, at any time following the one year anniversary of the effective date of the Registration Statement, the Company we may, under certain circumstances, redeem the Notes for cash equal to 120% of the aggregate outstanding principal amount plus any accrued and unpaid interest.

The Notes are convertible at the option of the holders into shares of the Company’s common stock at any time at the conversion price. If at any time following the one year anniversary of the effective date of the Registration Statement, the volume weighted average price per share of common stock for any 20 consecutive trading days exceeds 175% of the conversion price, then, if certain equity conditions are satisfied, the Company we may require the holders of the Notes to convert all or any part of the outstanding principal into shares of common stock at the conversion price. The Notes contain certain limitations on optional and mandatory conversion, including that, absent stockholder approval of the transaction, the Company we may not issue shares of common stock under the Notes in excess of 19.99% of the our outstanding shares on the closing date.

•       The Notes contain certain covenants and restrictions, including, among others, the following (for so long as any Notes remain outstanding):

•        the Company we must maintain aggregate cash and cash equivalents equal to the greater of (i) $1,000,000 or (ii) $3,000,000 minus 80% of eligible receivables (as defined therein);

•        if a change of control of the Company occurs, as defined, the holders may elect to require us to purchase the Notes for 115% of the outstanding principal amount plus any accrued and unpaid interest; and

•        the Company we may not issue any common stock or common stock equivalents at a price per share less than the conversion price.

Events of default under the Notes include, among others, payments defaults, cross-defaults, breaches of any representation, warranty or covenant that is not cured within the proper time periods, failure to perform certain required activities in a timely manner, the Company’s our common stock is no longer listed on an eligible market, the effectiveness of the Registration Statement lapses beyond a specified period and certain bankruptcy-type events involving us or any significant subsidiary. Upon an event of default, the holders may elect to require the Company us to repurchase all or any portion of the outstanding principal amount of the Notes for a purchase price equal to the greater of (i) 115% of such outstanding principal amount, plus all accrued but unpaid interest or (ii) 115% of the then value of the underlying common stock.

Warrant A’s

The Warrant A’s entitle the holders thereof to purchase up to an aggregate of 3,636,368 shares of the Company’s our common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants. The exercise price and the number of shares underlying these warrants are subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges.

If a change of control of the Company occurs, as defined, the holders may elect to require us to purchase the Warrant A’s for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A.

For so long as any Warrant A’s remain outstanding, we may not issue any common stock or common stock equivalents at a price per share less than the conversion price of the Notes. In the event of a breach of this provision, the holders may elect to require us to purchase the Warrant A’s for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A.

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

Warrant B’s

The Warrant B’s entitle the holders thereof to purchase up to an aggregate of 3,636,368 shares of our common stock at a price of $1.68 per share for a period of 90 trading days beginning the later of six months from the date of such warrants and the date the SEC declares effective the Registration Statement. As noted above, as a result of an amendment, the expiration date of the Warrant B’s is now August 31, 2007. The exercise price and the number of shares underlying these warrants are subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges.

If a change of control of the Company occurs, the holders may elect to require us to purchase the Warrant B’s for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant B.

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

Placement Agent Warrants

First Albany Capital (“FAC”) acted as placement agent in connection with the Private Placement. In addition to a cash transaction fee, FAC or its designees were entitled to receive five-year warrants to purchase 218,182 shares of the Company’s common stock at an exercise price of $1.87 per share. These warrants will be callable after the second anniversary of the closing of the Private Placement if the 20-day volume weighted average price per share of the Company’s common stock exceeds 175% of the exercise price. At the direction of FAC, these warrants were issued to First Albany Companies Inc., the parent of FAC.

On December 20, 2006, in connection with the early termination of the lease for the Company’s Worcester facility (see Note T), the Company entered into a First Amendment to Securities Purchase Agreement (the “Amendment”) with certain of the Purchasers who participated in the Company’s Private Placement.

Pursuant to the Amendment:

•       the definition of “Excluded Stock” set forth in the Purchase Agreement was amended to enable the Company to issue up to 1.1 million shares of the Company’s common stock in connection with the early termination of the lease for the Company’s facility located in Worcester, Massachusetts, without such shares being subject to the Purchasers’ right of participation set forth in the Purchase Agreement and certain prohibitions set forth in the Notes and related warrants; and

•       the Company agreed to extend the expiration date of the Warrant B’s issued in the Private Placement from May 30, 2007 to August 31, 2007.

Accounting for the Convertible Debt Instrument and Warrants

The Company has determined that the Notes constitute a hybrid instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of SFAS 133,. “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). The Company has identified all of the derivatives associated with the July 19, 2006 financing, and concluded that two of the derivatives cannot be reliably measured nor reliably associated with another derivative that can be reliably measured. As such, the Company has appropriately valued these derivatives as a single hybrid contract together with the Notes. The contract will be remeasured at each period at the fair value with the changes in fair value recognized in the statement of operations until the notes are settled. As permitted under SFAS 155, the Company has elected, as of January 1, 2007, to measure the Notes in their entirety at fair value with changes in fair value recognized as either gain or loss. This election was made by the Company after determining that the aggregate fair value of the Notes to be more meaningful in the context of the Company’s financial statements than if separate fair values were assigned to each of the multiple embedded instruments contained such Notes.

The Company has determined that this election will have no impact on the accounting for the Notes.

Upon issuance, the Warrant A’s and Warrant B’s, along with the Placement Agent Warrants did not meet the requirements for equity classification set forth in EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock,” because such warrants (a) must be settled in registered shares, and (b) are subject to substantial liquidated damages if the Company s unable to maintain the effectiveness of the resale registration of the shares and (c) there is a cash out election using a Black-Scholes valuation under various circumstances. Therefore such Warrants are required to be accounted for as freestanding derivative instruments pursuant to the provisions of SFAS 133. Changes in fair value are recognized as either a gain or loss in the statement of operations under the caption “other expense”. In addition, the Warrant B’s are being classified as a current liability on the balance sheet as they are outstanding for less than one year.

Upon issuance of the Notes and Warrants the Company allocated the proceeds received to the Notes and the Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Notes to be $9.4 million. The Notes were immediately marked to fair value, resulting in a derivative liability in the amount of $16.3 million. As of December 31, 2006, the Notes have been marked to fair value resulting in a derivative liability of $12.7 million. The net charge to other (income) expense for the year ended December 31, 2006 was $4.2 million.

Upon issuance, the Company allocated $2.7 million of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $4.9 million. As of December 31, 2006, the Warrants have been marked to fair value resulting in a derivative liability of $2.9 million. The charge to other (income) expense for the year ended December 31, 2006 was $0.3 1 million. The Company paid approximately $1.1 million in cash transaction costs and incurred another $0.2 million in costs based upon the fair value of the Placement Agent Warrants. These costs were immediately expensed in the three and nine month periods ended September 30, 2006 as other (income) expense. The transaction costs were immediately expensed as part of the fair value adjustment.

The debt discount in the amount of $2.6 million (resulting from the allocation of proceeds) is being amortized to interest expense using the effective interest method over the expected term of the Notes. The Company amortized approximately $0.2 million for the year ended December 31, 2006, which is a component of interest expense.

A summary of changes in the Notes, Warrants and Placement Agent Warrants is as follows:

	Fair Value of Notes	Fair Value of Warrant Liabilities	Total
Allocation of initial proceeds	$9,351,084	$2,648,916	$12,000,000
Transaction costs	$(1,064,207)	$—	$(1,064,207)
Initial fair value adjustment	$8,002,518	$2,204,950	$10,207,468
July 19, 2006	$16,289,395	$4,853,866	$21,143,261
Amortization of debt discount	$239,874	$—	$239,874
Restructuring charge fair value adjustment	$—	$193,117	$193,117
Fair value adjustment	$(3,788,787)	$(2,126,430)	$(5,915,217)
Balance December 31, 2006	$12,740,482	$2,920,553	$15,661,035

H.              LINE OF CREDIT

On December 12, 2003, the Company amended its loan agreement with Silicon Valley Bank (the “Bank”). Under the amended agreement, the Bank agreed to provide the Company with a line of credit of up to $6,250,000 (the “Amended Loan”). The Amended Loan was secured by most of the assets of the Company and advances under the Amended Loan were limited to 80% of eligible accounts receivables, which would permit borrowings up to $5,000,000. Interest on outstanding borrowings accrued at a rate equal to the Bank’s prime rate of interest plus 1.5% per annum. In addition, the Company agreed to pay to the Bank a collateral handling fee of 2.4% per annum of the average daily outstanding balance. The interest rate could increase to the Bank’s prime rate plus 3.0% per annum and the collateral handling fee increases to 3.0% per annum if the Company failed to meet certain financial ratios. In addition, the Company had agreed to the following fees: (i) a $23,250 non-refundable facility fee upon the execution of the agreement; (ii) an unused line fee in an amount equal to 0.50% per annum on the difference between $5 million and the average daily principal balance of the loans outstanding during the month; and (iii) an early termination fee of $25,000 if the Company terminates the agreement before June 12, 2004. The Amended Loan contained certain financial covenants relating to net tangible worth, as defined, which the Company had to satisfy in order to continue borrowing from the Bank. The Amended Loan was due to mature on December 9, 2004. In connection with the Amended Loan, the Company issued to the Bank a warrant to purchase up to 16,164 shares of its common stock, at an exercise price of $2.32 per share. This warrant was immediately exercisable and expires on December 11, 2010. The Company valued this warrant at $32,087, using the Black-Scholes option-pricing model and treated this as a deferred financing cost and amortized this value on a straight line basis through December 9, 2004. As of September 30, 2004, the Company was in compliance with the covenants of this agreement. On December 21, 2004 the Company amended the Amended Loan to extend its expiration through March 1, 2005.

Effective January 31, 2005, the Company entered into a new loan agreement with the Bank (the “New Loan”), which replaced the Amended Loan. Under the terms of the New Loan, the Bank agreed to provide the Company with a credit line of up to $7.0 million. The New Loan was secured by most of the assets of the Company and advances under the New Loan were limited to 80% of eligible receivables and up to $1.0 million based on the levels of eligible inventory. Interest on outstanding borrowings accrued at the Bank’s prime rate of interest plus 2% per annum. In addition, the Company paid to the Bank a collateral handling fee of $1,000 per month and agreed to the following additional fees: (i) $25,000 commitment fee; (ii) an unused line fee in the amount of 0.5% per annum; and (iii) an early termination fee of 0.5% of the total credit line if the Company terminated the New Loan within the first six months. The New Loan contained certain financial covenants relating to tangible net worth, as defined, which the Company was required to satisfy in order to continue to borrow from the Bank.

On June 29, 2005, the New Loan was modified pursuant to a Loan Modification Agreement (the “Modification Agreement”) between the Company and the Bank. The Modification Agreement had an effective date of May 31, 2005. Under the Modification Agreement, certain financial covenants relating to tangible net worth and minimum cash, which covenants the Company had to satisfy in order to continue to borrow from the Bank, were modified. The Bank also provided a waiver for the Company’s failure to comply with the minimum tangible net worth requirements as of May 31, 2005. In addition, certain conditions precedent to the making of advances were also modified. The Modification Agreement was set to expire on January 30, 2006. As consideration for the modifications, the Company (i) paid the Bank a modification fee of $20,000 and (ii) issued to the Bank a 10-year warrant to purchase 151,515 shares of the Company’s common stock at an exercise price of $1.386 per share. The Company valued these warrants at $119,427 using the Black-Scholes option pricing model with the following assumptions: an expected life of seven years, expected volatility of 52.3%, no dividends, and risk-free interest rate of 4.0%. The Company has treated this as a deferred financing cost and amortized this value on a straight line basis through the remaining term of the New Loan.

On November 21, 2005, the New Loan was modified again pursuant to a Second Loan Modification and Security Agreement (the “Second Loan Modification Agreement”) between the Company and the Bank. Under the Second Loan Modification Agreement, the Bank modified the terms related to the collection of receivables for amounts outstanding under the New Loan, as well as the minimum tangible net worth covenant, as defined, which the Company had to maintain in order to continue to borrow from the Bank. The Bank also provided waivers for the Company’s failure to comply with the minimum tangible net worth requirements as of August 6, 2005 and September 30, 2005. In addition, the Second Loan Modification Agreement provided the ability to borrow up to $3,000,000 on a revolver basis paying only interest provided that the Company remained in compliance with all financial covenants, as defined. The Company paid the Bank’s legal costs associated with the Second Loan Modification Agreement, which were approximately $5,000.

Effective January 31, 2006, the Company entered into a Third Loan Modification Agreement (“Third Loan Modification Agreement”) with the Bank, which amended the Company’s credit facility with the Bank. The Third Loan Modification Agreement, modified the credit facility by extending the maturity date through February 28, 2006. There were no other modifications.

Effective February 10, 2006, the Company entered into a Fourth Loan Modification Agreement (the “Fourth Loan Modification Agreement”) with the Bank, which amended its then existing credit facility (as amended, the “Loan Agreement”). Under the terms of the Loan Agreement, the Bank agreed to provide the Company with a credit line of up to $7.0 million. The Loan Agreement was secured by most of the assets of the Company and advances under the Loan Agreement were limited to 80% of eligible receivables and up to $1.0 million based on the levels of eligible inventory. Interest on outstanding borrowings accrued at the Bank’s prime rate of interest plus 1.5% per annum. In addition, the Loan Agreement provided the ability to borrow up to $3,000,000 on a revolver basis paying only interest provided that the Company remained in compliance with all financial covenants, as defined. In addition, the Company agreed to pay to the Bank a collateral handling fee of $750 per month and agreed to the following additional fees: (i) $25,000 commitment fee; (ii) an unused line fee in the amount of 0.5% per annum; and (iii) an early termination fee of 0.5% of the total credit line if we terminated the Loan Agreement within the first six months. The Loan Agreement contained certain financial covenants relating to tangible net worth, as defined, which we had to satisfy in order to continue to borrow from the Bank. The Loan Agreement was set to expire on January 29, 2007.

In connection with, and as a condition precedent to, the completion of the Private Placement, on July 19, 2006, the Company paid all amounts due and owing under its credit facility with Silicon Valley Bank (approximately $2 million) and terminated such facility. In doing so the Company incurred a termination fee of $17,500 and legal fees of $8,500. In addition the Company charged to interest expense the remaining deferred financing costs of $14.583 upon termination of the credit facility.

I.                   REDEEMABLE CONVERTIBLE SERIES A AND SERIES B PREFERRED STOCK AND CONVERTIBLE SUBORDINATED DEBENTURES

Series A Convertible Preferred Stock.

On February 18, 2003, the Company entered into a financing transaction that totaled approximately $4 million. As part of this transaction, the Company raised approximately $3.2 million of equity capital through the issuance of 253.8 shares of its Series A convertible preferred stock, $0.01 par value per share, (“Series A”), and warrants to purchase up to 2,538,000 shares of its Common Stock from 21 accredited investors. During the years ended September 30, 2004 and 2003, 132.7 and 121.1 shares of the Series A Preferred Stock were converted into 1,327,000 and 1,211,000 shares of Common Stock, respectively. After these conversions, as of September 30, 2004, there were no Series A Preferred Stock outstanding.

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

H.C. Wainwright & Co., Inc. (“HCW”) served as the placement agent for this transaction. As part of their commission HCW received a cash placement fee of $228,275 and a warrant to purchase an aggregate of 163,145 shares of Common Stock at an exercise price of $0.01 per share. This warrant was immediately exercisable and expires on February 18, 2008. The Company has valued this warrant at $142,332, using the Black-Scholes option-pricing model and has treated this as a transaction cost. During 2004, HCW exercised a portion of these warrants for 67,162 shares of Common Stock. As of December 31, 2006 and 2005, warrants to purchase an aggregate of 10,197 and 30,590 shares of Common Stock remain outstanding, respectively.

In connection with the debt portion of this financing, HCW received a cash placement fee of $58,275 and an additional warrant from the Company to purchase an aggregate of 42,920 shares of Common Stock at an exercise price of $0.01. The warrant was issued on February 18, 2003 but was not exercisable until the closing of the debt portion of this financing and expires on February 18, 2008. The Company has valued this warrant at $37,444, using the Black-Scholes option-pricing model and has treated this as a transaction cost. As of December 31, 2006, warrants to purchase an aggregate of 4,599 shares of Common Stock remain outstanding. In lieu of the cash placement fee, HCW elected to receive a warrant from the Company to purchase an aggregate of 100,148 shares of Common Stock at an exercise price of $0.01 per share. This warrant was issued on February 18, 2003 but was not exercisable until the closing of the debt portion of the financing and will expire on February 18, 2008. The Company has valued this warrant at $87,371, using the Black-Scholes option-pricing model and has treated this as a transaction cost. During 2004, HCW exercised a portion of these Warrants for 37,400 shares of Common Stock. As of December 31, 2006, warrants to purchase an aggregate of 19,864 shares of Common Stock remain outstanding.

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

The Company recognized the discount as interest expense through the earliest date of conversion and accordingly, the Company recorded $185,554 of additional interest expense during the period ended September 30, 2004.

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

In connection with the October 2003 Financing Transaction, the Company issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock is convertible into a number of shares of Common Stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50. The total number of shares of Common Stock issuable upon conversion of the shares of

Series B Preferred Stock issued and sold was initially 3,070,000. As of September 30, 2006 and 2005, 1,190 and 1,110 shares of the Series B Preferred Stock had been converted into 2,400,995 and 2,220,000 shares of Common Stock. As a result of the conversions in fiscal 2004, the Company recorded the unamortized balance of the prepaid first six-month dividend on the converted securities, or $83,248, during the twelve months ended September 30, 2004. In April 2006, upon the conversion of 80 shares of Series B Preferred Stock, the Company issued 180,995 shares of common stock. As of December 31, 2006 and 2005, the liquidation preference of the remaining 345 and 425 shares of Series B Preferred Stock was $1,725,000 and $2,125,000, respectively, and these were convertible into 837,379 and 961,538 shares of Common Stock, respectively. Prior to October 1, 2005, the Series B Preferred Stock accrued dividends of 6% per annum. On October 1, 2005, dividends began accruing on the Series B Preferred Stock at a rate of 8% per annum. The dividend for the first six months was paid at closing by issuing 76,054 shares of Common Stock, valued based on the average of the closing bid and ask price of the Common Stock on the Nasdaq National Market for the five trading days preceding October 31, 2003. All further dividends paid on a semi-annual basis. Except in certain limited circumstances, the Company may opt to pay these dividends in cash or in shares of Common Stock. The Company has paid all dividends in shares of common stock, in lieu of cash dividends. The table below details out the number of shares and the amount charged to other expense during the respective periods:

Period	Shares Issued	$ Value of Dividend
Twelve Months ended September 30, 2004	76,054	$230,215
Twelve Months ended September 30, 2005	52,636	$127,500
Three Months Ended December 31, 2005	30,449	$67,292
Twelve Months ended December 31, 2006	70,792	$146,444

As part of the October 2003 Financing Transaction, the Company also issued warrants to purchase up to 1,228,000 shares of its Common Stock (See Note O). These warrants are exercisable for a five-year term and had an initial exercise price of $3.32 per share, which represented 110% of the average closing price of the Common Stock for the five trading days preceding October 31, 2003. These warrants were immediately exercisable and expire on October 31, 2008. The Company has valued these warrants at $2,935,558, using the Black-Scholes option-pricing model. As of December 31, 2006 and 2005, warrants to purchase an aggregate of 1,116,000 and 1,228,000 shares of Common Stock remain outstanding, respectively. During the year ended December 31, 2006, 112,000 of the warrants were exercised in a cashless exercise, resulting in the issuance of 6,142 shares of Common Stock.

Burnham Hill Partners, LLC, a division of Pali Capital, Inc. (“BHP”), served as placement agent for this transaction. As part of its commission, BHP received a cash placement fee equal to 7% of the gross proceeds received by the Company in connection with the financing. Based on the amount of the financing, this cash placement fee was approximately $540,000 (including reimbursement of out-of-pocket expenses), which was paid from gross proceeds received by the Company. BHP will also receive a cash placement fee of 4% of the aggregate consideration received by the Company in connection with the cash exercise of warrants issued to the investors in the financing, as well as certain warrants issued in the Company’s previous financing (which were exercised prior to October 31, 2003). In addition, BHP, or its assigns, received warrants, with an exercise price of $0.01 per share, to purchase an aggregate of 150,430 shares of Common Stock. These warrants were immediately exercisable and expire on October 21, 2008. The Company has valued these warrants at $435,166, using the Black-Scholes option-pricing model and has treated this as a transaction cost. As of December 31, 2006 and 2005, warrants to purchase an aggregate of 5,182 shares of Common Stock remain outstanding.

The stock purchase agreement required that the registration statement registering the resale of the Common Stock, underlying the Series B Preferred Stock and related warrants, be filed with the SEC within 45 days following the closing and be declared effective by the SEC, within 120 days following the closing.

Failure to satisfy this contingency may have resulted in liquidating damages or a portion or all of the proceeds being returned to the investors. The Company filed the required registration statement with the SEC on December 23, 2003 and it was declared effective on December 31, 2003. However, because the Company failed to initially file this registration statement with the SEC on or before December 15, 2003, it was potentially required to pay liquidated damages to each of the investors in the private offering of 3% of the investor’s investment in cash for the first month of delay and 1.5% of the investor’s investment for each additional month of delay in cash or shares of the Company’s common stock, at its option. During fiscal 2004, the Company had accrued $61,400, for these potential penalties, which is included in selling, general and administrative expenses. After the resolution of this item outside the Company’s control, the Company accounted for the transaction in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series B Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities as follows:

			Allocation of	Beneficial
	Face	Fair	Proceeds, Net of	Conversion
Security	Value	Value	Transaction Costs	Feature	Discount
Redeemable convertible Series B Preferred Stock	$7,675,000	$12,398,195	$5,247,393	$3,655,607	$6,083,214
Warrants	—	$2,935,558	$1,242,441	—	—

The Company recognized the discount as interest expense through the earliest date of conversion and accordingly, the Company recorded $6,083,214 of additional interest expense during the year ended September 30, 2004.

As a result of the December 2004 financing transaction (as described in Note N), in accordance with the anti-dilution provisions of the Company’s Series B Convertible Preferred Stock, the Company was required to adjust the conversion price of the remaining 425 shares of Series B Preferred Stock outstanding at that time. These shares of Series B Preferred Stock have a liquidation preference of $5,000 per share and are convertible into a number of shares of Common Stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which, as a result of the December 2004 Financing Transaction, was adjusted from $2.50 per share to $2.36 per share. As of the December 2004 financing transaction, the liquidation preference of the remaining 425 shares of Series B Preferred Stock was $2,125,000, and these were convertible into 900,424 shares of Common Stock, after adjustment. The result of the December 2004 financing transaction was an additional adjustment of $126,059, which was recorded as interest expense for the fiscal year ended September 30, 2005.

In addition, in accordance with the anti-dilution provisions of the warrants issued in connection with the sale of the Series B Preferred Stock (the “Series B Warrants”), the Company was also required to adjust the exercise price of the Series B Warrants. The Series B Warrants are exercisable for up to 1,228,000 shares of Common Stock, are exercisable for a five-year term and had an initial exercise price of $3.32 per share. As a result of the December 2004 financing transaction, the exercise price on these warrants was adjusted to $3.06 per share (See Note N). The Company re-valued these warrants using the Black-Scholes option pricing model with the following assumptions: an expected life of four years, expected volatility of 73.4%, no dividends, and risk-free interest rate of 4.0%, resulting in an additional adjustment of $42,920, which was recorded as interest expense for the fiscal year ended September 30, 2005.

As a result of the December 2004 financing transaction, the Company recorded the following non-cash charges as interest expense in its Statement of Operations during the fiscal year ended September 30, 2005:

Security	Conversion/ Exercise Price	Adjusted Conversion/ Exercise Price	Interest Expense
Redeemable convertible Series B Preferred Stock	$2.50	$2.35	$126,059
Warrants to purchase Common Stock	$3.32	$3.06	$42,920
Total			$168,979

As a result of the August 2005 financing transaction (as described in Note N), in accordance with the anti-dilution provisions of the Company’s Series B Convertible Preferred Stock, the Company was required to adjust the conversion price of the remaining 425 shares of Series B Preferred Stock outstanding at that time. These shares of Series B Preferred Stock have a liquidation preference of $5,000 per share and are convertible into a number of shares of Common Stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which, as a result of the December 2004 Financing Transaction, had been adjusted from $2.50 per share to $2.35 per share and as a result of the August 2005 Financing transaction had been adjusted from $2.35 per share to $2.21 per share. At the time of the August 2005 financing transaction, 425 shares of the Series B Preferred Stock remained un-converted into shares of Common Stock. As of the August 2005 financing transaction, the liquidation preference of the remaining 425 shares of Series B Preferred Stock was $2,125,000, and these were convertible into 961,538 shares of Common Stock, after adjustment. The result of the August 2005 financing transaction was an additional adjustment of $144,231, which was recorded as interest expense for the fiscal year ended September 30, 2005.

In addition, in accordance with the anti-dilution provisions of the Series B warrants issued in connection with the sale of the Series B Preferred Stock (the “Series B Warrants”), the Company was also required to adjust the exercise price of the Series B Warrants. The Series B Warrants are exercisable for up to 1,228,000 shares of Common Stock, are exercisable for a five-year term and had an initial exercise price of $3.32 per share. As a result of the December 2004 financing transaction, the exercise price on these warrants was adjusted to $3.06 per share (See Note N). As discussed above, as a result of the August 2005 financing transaction, the exercise price on these warrants was adjusted to $2.93 per share (See Note N). In addition, as a result of the August 2005 financing transaction The Company re-valued these warrants using the Black-Scholes option pricing model with the following assumptions: an expected life of four years, expected volatility of 52.98%, no dividends, and risk-free interest rate of 4.0%, resulting in an additional adjustment of $21,825, which was recorded as interest expense for the fiscal year ended September 30, 2005.

As a result of the August 2005 financing transaction, the Company recorded the following non-cash charges as interest expense in its Statement of Operations during the fiscal year ended September 30, 2005:

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

As a result of the July 19, 2006 Private Placement (as described in Note G), in accordance with the anti-dilution provisions of the Company’s Series B Convertible Preferred Stock, the Company was required to adjust the conversion price of the remaining 345 shares of Series B Preferred Stock outstanding at that time. These shares of Series B Preferred Stock have a liquidation preference of $5,000 per share and are convertible into a number of shares of Common Stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which, as a result of the July 19, 2006 Private Placement, had been adjusted from $2.21 per share to $2.07 per share. At the time of the July 19, 2006 Private Placement, 345 shares of the Series B Preferred Stock remained un-converted into shares of Common Stock. As of the July 19, 2006 Private Placement the liquidation preference of the remaining 345 shares of Series B Preferred Stock was $1,725,000, and these are convertible into 833,333 shares of Common Stock, after adjustment. The result of the July 19, 2006 Private Placement was an additional adjustment of $116,667, which was recorded as interest expense for the year ended December 31, 2006.

As a result of July 19, 2006 Private Placement, the Company recorded the following non-cash charges as interest expense in its Statement of Operations during the year ended December 31, 2006, which is included in its results of operations for the year ended December 31, 2006:

Security	Conversion/ Exercise Price	Adjusted Conversion/ Exercise Price	Interest Expense
Redeemable convertible Series B Preferred Stock	$2.21	$2.07	$116,667
Warrants to purchase Common Stock	$2.93	$2.93	—
Total			$116,667

As a result of the Company making the October 31, 2006 interest payment on the Notes in stock, issuing 369,159 shares of common stock, the conversion price of the Series B Preferred Stock was adjusted again and the following non-cash interest expense charge was recorded in its Statement of Operations for the year ended December 31, 2006, which is included in its results of operations for the year ended December 31, 2006:

Security	Conversion/ Exercise Price	Adjusted Conversion/ Exercise Price	Interest Expense
Redeemable convertible Series B Preferred Stock	$2.07	$2.06	$8,374
Warrants to purchase Common Stock	$2.93	$2.93	—
Total			$8,374

J.                  LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2006	2005
Long Term Debt	$12,740,482	$—
Capital lease obligations	123,219	273,634
Less: Current portion	(5,623,219)	(155,919)
	$7,240,482	$117,715

At December 31, 2006, maturities of the Company’s Capital Lease obligations are as follows:

Fiscal Year	Principal	Interest	Total
2007	$123,219	$2,472	$125,691
	$123,219	$2,472	$125,691

On September 29, 2005, the Company re-financed the amount currently outstanding under its capital lease facility to extend over the twenty-four months ending September 2007.

At December 31, 2006, based on the face value of the notes, maturities of the Company’s Notes are as follows:

Calendar Years Ending December 31,	Principal
2007	$5,500,000
2008	3,500,000
2009	—
2010	—
2011	3,000,000
Thereafter	—
Total	$12,000,000

Long-term debt consists of scheduled principal and interest payments on the Company’s Notes. Principal is payable in 18 equal installments, which represents 75% of the Notes, with the remaining 25%, at the election of the investor, is either (i) due on the 18th month or (ii) due on the 60th month. Principal payments, representing 75% of the Notes, commenced on February 28, 2007. The Notes accrue interest at the greater of (i) 7% or (ii) six month LIBOR plus 350 basis points. At December 31, 2006 the six month LIBOR was 5.4%. Principal and interest may be paid, at our option, in cash of shares of our common stock. Because investors may convert principal into common stock at any time, at their option, the timing of principal and interest payments may accelerate relative to this schedule.

K.              COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities under various operating leases that expire through October 2011.

Future minimum annual rentals under lease agreements at December 31, 2006 are as follows:

Fiscal Year
2007	$1,129,761
2008	$967,614
2009	$825,537
2010	$523,797
2011	$159,408
Thereafter	$—
Total	$3,606,117

Total rental expense including operating expenses and real estate taxes for operating leases amounted to $1,682,232, $447,845, $1,654,443 and $1,562,307 for the year ended December 31, 2006, the three month period ended December 31, 2005 and for the fiscal years ended September 30, 2005 and 2004, respectively.

Certain of the facility leases contain escalation clauses, and rental expense has been recognized on a straight-line basis over the remaining lease term. At December 31, 2006 and 2005, deferred rent expense amounted to $206,611, and $206,170, respectively.

Letters of Credit

The Company utilizes a standby letter of credit to satisfy a security deposit requirement and in some instances to satisfy warranty commitments. Outstanding standby letters of credit as of December 31, 2006 and 2005 were $34,000, respectively. The Company is required to pledge cash as collateral on these outstanding letters of credit. As December 31, 2006 and 2005, the cash pledged as collateral for these letters of credit was $34,000, respectively, and is included in restricted cash and cash equivalents on the balance sheet.

Purchase Commitments

In the ordinary course of business the Company enters into agreements with vendors for the purchase of goods and services through the issuance of purchase orders. In general the majority of these purchases do not represent commitments of the Company until the goods or services are received. In the third quarter of fiscal 2003 the company provided for approximately $900,000 related to outstanding purchase commitments that were related to its Shaker and UPS product lines (see Note D—Inventory). At December 31, 2006 and 2005 the balance outstanding on these purchase commitments was $237,150 and $327,800, respectively. These amounts are included in other accrued expenses in the Company’s consolidated balance sheet.

Royalty Agreements

In connection with the purchase of certain intellectual property, equipment and other assets from Sipex Corporation on September 27, 2002, Sipex received royalty payments of $118,422 and $87,594 during fiscal years ended September 30, 2005 and 2004, respectively.

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. As of December 31, 2006 and 2005, the Company’s potential obligation to these employees was approximately $300,000, and $500,000, respectively. During fiscal 2005 the Company severed the employment of an employee that had an employment agreement that provided for severance. The Company recorded a charge to operations of approximately $100,000 related to this severance agreement as selling, general and administrative expense in its results of operations for the fiscal year ended September 30, 2005. During the year ended December 31, 2006 the Company severed the employment of an employee that had an employment agreement that provided for severance. The Company recorded a charge to operations of approximately $250,000 related to this severance agreement as selling, general and administrative expense in its results of operations for the year ended December 31, 2006. At December 31, 2006 approximately $0.2 million was accrued.

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

In the third and fourth quarters of fiscal 2004 and through December 23, 2004, the Company encountered unanticipated problems related to performance requirements. At the end of the third quarter of fiscal 2004 the Company had completed the technical design and was working on integration and testing. At that time, the Company estimated that it would incur costs of approximately $3.0 million to complete the project. Accordingly, the Company has recorded additional charges in fiscal 2004 totaling $0.9 million. During fiscal 2005, there were no changes to the Company’s estimate and upon completion of the contract $0.1 million was recorded as an additional charge. All contract elements were delivered to the customer. During the fourth quarter of fiscal 2005 the Company recognized approximately $1.5 million in revenue related to this contract. In addition, due to the loss related to this contract, the Company recorded approximately $0.1 million in costs during fiscal 2005. As of December 31, 2006 the Company did not have any accrued contract losses recorded.

Litigation

From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business. On May 19, 2006, the Company filed a suit in U.S. district court, District of Massachusetts, against one of its customers. The suit demands full payment of all outstanding amounts due to the Company from its customer. The customer filed a counterclaim that the Company believed was without merit. The suit was settled on March 9, 2007. The settlement is not expected to have a material effect on the Company’s financial position or operations.

The Company is not aware of any current or pending litigation in which the Company is or may be a party that it believes could materially adversely affect the results of operations or financial condition or net cash flows.

L.                EMPLOYEE BENEFIT PLAN

The Company offers a 401(k) Employee Benefit Plan (the “Plan”). Under the Plan, any regular employee of the Company or its wholly owned US subsidiaries, as defined by the Plan, who has attained the age of 21 years is eligible to participate. The Plan allows an employee to defer up to 100% of his or her compensation, as limited under IRC Section 402(g), through contributions to the Plan. The Company matches 100% in the Company’s Common Stock up to the first 6% of an employee’s pay that he or she contributes to the Plan. Participants are vested immediately in the matches of the Company Common Stock. The match contribution will be determined and accrued in dollars and converted to shares of the Company’s Common Stock using the share price of the last business day of each calendar quarter. The stock will be issued as soon as practical in the following period. The table below details out the Company’s matching contributions made under the Plan, the number of shares of the Company’s Common Stock issued under the Plan and the value of the Common Stock issued by the Company as matching contributions to the Plan for the year ended December 31, 2006, the three month period ended December 31, 2005 and fiscal years ended September 30, 2005 and 2004, as follows:

	Matching Contribution $’s	Shares of Common Stock Issued	Value of Common Stock Issued $’s
Year ended September 30, 2004	$659,134	213,019	$531,494
Year ended September 30, 2005	$578,113	335,928	$585,996
Three months ended December 31, 2005	$154,967	68,049	$140,859
Year ended December 31, 2006	$602,303	391,431	$604,740

The value of the Common Stock issued as matching contributions is based on the closing price of the Company’s Common Stock on the Nasdaq Market for the last day of the calendar quarter in which the contributions were earned.

M.            INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended December 31,	Three Month Period Ended December 31,	Fiscal Years Ended September 30,
	2006	2005	2005	2004
Current payable:
Federal	$—	$—	$—	$—
State	3,000	—	—	—
Foreign	—	—	—	—
	$3,000	$—	$—	$—
Deferred income tax benefit
Federal	$5,424,853	$237,589	$2,941,084	$795,401
Foreign	—	—	—	—
State	923,202	41,424	945,639	29,060
	$6,348,055	$279,013	$3,886,723	$824,461
Adjustment of beginning of period valuation allowance for deferred tax assets	$(6,348,055)	$(279,013)	$(3,886,723)	$(824,461)
Income tax expense, net, reported in the accompanying statement of operations	$3,000	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2005 and 2006, the components of the net deferred tax assets/ (liabilities) are as follows:

	Year Ended December 31, 2006	Three Month Period Ended December 31, 2005
Federal net operating loss carryforwards	$36,740,414	$31,449,155
Tax credits	4,293,010	3,396,183
Depreciation and amortization	1,237,518	1,237,518
Other	1,437,445	1,174,108
Federal net operating loss carryforwards	3,661,275	3,764,644
Valuation allowance	(47,369,662)	(41,021,608)
Net deferred income taxes	$—	$—

At December 31, 2006, the Company had available net operating loss carryforwards for federal and state tax purposes of approximately $108,000,000 and $64,000,000, respectively. The federal net operating losses expire beginning in 2007 through 2025. The state net operating losses expire beginning in 2006 through 2015.

As required by SFAS No. 109, Accounting for Income Taxes, management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets. Management has determined that it is more likely than not that the Company will not realize the benefits of federal deferred tax assets, and as a result, a full valuation allowance has been established.

Of the changes in the valuation allowance described above for the period ended December 31, 2006, an immaterial amount may relate to tax return deductions attributable to the exercise of non-qualifying stock options or disqualifying dispositions of incentive stock options, and are not benefited through income.

Under the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in an annual limitation on the amount of net operating loss and tax credit carryforwards, which may be utilized in future periods.

The provision for income taxes differs from the federal statutory rate due to the following:

	Years Ended	Three Month Period Ended	Fiscal Years Ended
	December 31,	December 31,	September 30,
	2006	2005	2005	2004
Tax at statutory rate	(34.0)%	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(6.7)%	(6.7)%	(6.1)%	(0.1)%
Other	2.0%	2.3%	2.2%	26.5%
Change in valuation allowance	38.7%	38.4%	37.9%	7.6%
Effective tax rate	—%	—%	—%	—%

N.              STOCKHOLDERS’ EQUITY

As of December 31, 2006, the Company has reserved 9,397,478 shares of Common Stock for issuance upon exercise of stock options and warrants, 1,116,161 shares for future issuances under its stock plans and 487,429 shares for future issuances as matching contributions under its 401(k) plan. The Company has also reserved 837,379 shares of Common Stock for issuance upon conversion of the outstanding Series B Preferred Stock, which can be converted at any time. As of December 31, 2006, holders of warrants to purchase an aggregate of 11,097,308 shares of the Company’s Common Stock may exercise. As of December 31, 2006, the notes were convertible into 7,272,727 of the Company’s Common Stock.

Stock Option Plans

Under the Company’s 1992, 1994, 1996, 1998, 1999, 2000, 2002 and 2005 Stock Option Plans (collectively, the “Plans”), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase up to 7,250,000 shares of the Company’s common stock. At December 31, 2006, 4,456,745 of the 7,250,000 stock options available for grant under the Plans have been granted.

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

The following table summarizes activity of the Company’s stock plans since September 30, 2003:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2003	3,068,682	$8.21	7.06
Grants	298,000	$2.43
Exercises	(118,550)	$0.66
Cancellations	(1,186,838)	$10.86
Outstanding at September 30, 2004	2,061,294	$6.30	6.74
Grants	2,329,008	$1.77
Exercises	(144,000)	$1.08
Cancellations	(568,207)	$4.08
Outstanding at September 30, 2005	3,678,095	$3.98	7.12
Grants	123,500	$1.43
Exercises	(1,000)	$0.63
Cancellations	(22,500)	$5.43
Outstanding at December 31, 2005	3,778,095	$3.89	7.00
Grants	1,000,500	$2.48
Exercises	(229,850)	$1.37
Cancellations	(92,000)	$2.82
Outstanding at December 31, 2006	4,456,745	3.73	6.71	$130,060
Exercisable at December 31, 2006	3,786,745	$3.95	6.24	$127,155

Information related to stock options outstanding as of December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price
$ 0.41 to $ 1.39	669,950	8.10	$1.08	598,450	$1.05
$ 1.42 to $ 1.76	999,000	8.33	$1.65	940,000	$1.66
$ 1.78 to $ 2.05	779,133	5.33	$2.01	724,133	$2.01
$ 2.07 to $ 2.95	842,000	9.23	$2.72	357,500	$2.53
$ 3.05 to $ 9.00	650,412	3.69	$5.59	650,412	$5.59
9.20 to $17.56	508,750	3.39	$13.03	508,750	$13.03
$17.75	7,500	3.86	$17.75	7,500	$17.75
$ 0.41 to $17.75	4,456,745	6.71	$3.73	3,786,745	$3.95

Options for the purchase of 3,673,595 shares were exercisable at September 30, 2005, with a weighted-average exercise price of $3.98. Options for the purchase of 3,662,595 shares were exercisable at December 31, 2005, with a weighted average exercise price of $3.96.

The following table summarizes the Company’s non-vested restricted share activity:

Non-vested Restricted Stock Awards
	Number of	Weighted Average Grant Date
	Shares	Fair Value
Non-vested at September 30, 2005	—	$—
Granted	50,000	$1.41
Vested	—	$—
Forfeited	—	$—
Non-vested at December 31, 2005	50,000	$1.41
Granted	—	$—
Vested	(50,000)	$1.41
Forfeited	—	$—
Non-vested At December 31, 2006	—	$—

As of December 31, 2006, there was approximately $1.0 million of total unrecognized costs related to non-vested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of approximately 4 years. Options to purchase 229,850 shares were exercised during the year ended December 31, 2006; these options had an intrinsic value of approximately $0.2 million on their date of exercise. Options to purchase 1,000 shares were exercised during the three month period ended December 31, 2005; these options had an intrinsic value of $580 on their date of exercise.

During 2000, the Company granted 216,000 non-qualified stock options to employees at an exercise price of $17.56 per share outside of the Board approved Plans. As of December 31, 2006 and 2005, there were 21,000 options outstanding, respectively, which are included in the above table. As of December 31, 2006 and 2005, an additional 195,000 shares, respectively, included above were available outside of the Board approved Plans for future grants.

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

Warrants

On December 19, 2002, the Company issued to Silicon Valley Bank, in connection with entering into a forbearance agreement with Silicon Valley Bank, a warrant exercisable for 15,763 shares of the Company’s Common Stock, at an exercise price of $1.586 per share. The warrant expires on December 18, 2007. The Company has valued this warrant at $20,100 using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. As of December 31, 2006, this warrant remains outstanding.

HCW served as placement agent for the February 2003 Series A financing transaction and on February 18, 2003 received as part of its commission warrants to purchase an aggregate of 163,145 shares of Common Stock at an exercise price of $0.01 per share. These warrants were immediately exercisable and expire on February 18, 2008. In connection with the closing of the transactions contemplated by the note and warrant purchase agreement, HCW received additional warrants from the Company to purchase an aggregate of 42,920 shares of Common Stock at an exercise price of $0.01. These warrants are exercisable from the closing of the transactions contemplated by the note and warrant purchase agreement and expire on February 18, 2008. In addition, HCW agreed to receive warrants to purchase an aggregate of 100,148 shares of Common Stock at an exercise price of $0.01 per share in lieu of the cash placement fee in connection with the closing of the transactions contemplated by the Note and Warrant Purchase Agreement. These warrants were issued on February 18, 2003 and were exercisable from the closing of the transactions contemplated by the note and warrant purchase agreement and will expire on February 18, 2008. The Company had valued these warrants at $267,147, using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19. See Note J.

As of December 31, 2006, the table below details the balance of the warrants issued to HCW by the Company:

Date of Issuance	Warrant to Purchase Shares of Common Stock	Exercise Price $	Shares of Common Stock issued	Remaining Shares of Common Stock	Date of Warrant Expiration
February 18, 2003	163,145	$0.01	152,948	10,197	February 18, 2008
February 18, 2003	42,920	$0.01	38,321	4,599	February 18, 2008
February 18, 2003	100,148	$0.01	80,284	19,864	February 18, 2008

In October 2003, the holders of the convertible subordinated debentures converted $762,500 into 610,000 shares of the Company’s Common Stock. As a result of this conversion, the Company recorded the remaining unamortized balance of the prepaid first year interest, or $81,155, in October 2003. Also in

October 2003, an additional investment of $70,000 was made by issuing $70,000 of convertible subordinated debentures. The Company also issued 8,298 shares of Common Stock as payment of the first year interest, valued based on the average of the closing bid and ask price of the Common Stock on the Nasdaq National Market for the five trading days preceding February 18, 2003. These secured convertible subordinated debentures were subsequently converted at a conversion price per share of $1.25 into 56,000 shares of Common Stock. As a result of this conversion, the Company recorded all of the interest on these debentures in October 2003. In connection with this transaction, the Company issued warrants to purchase up to 28,000 shares of Common Stock, which were exercised at a price of $1.00 per share, and warrants to purchase up to 28,000 shares of Common Stock, which were exercisable for one business day after the date of their issuance and had an exercise price of $0.01 per share. As of December 31, 2006 and 2005, none of these warrants remained outstanding.

On October 31, 2003, the Company completed a $7.7 million financing transaction involving the issuance of 1,535 shares of the Company’s Series B Preferred Stock, and warrants to purchase up to 1,228,000 shares of the Company’s common stock, from 25 accredited investors. The warrants had an initial exercise price of $3.32 per share, which represents 110% of the average closing price of Common Stock for the five trading days prior to October 31, 2003. These warrants were immediately exercisable and expire on October 31, 2008. As of September 30, 2006, 112,000 of these warrants were exercised, leaving 1,116,000 outstanding as of September 30, 2006. Burnham Hill Partners, LLC, a division of Pali Capital, Inc. (“BHP”), served as placement agent for the transaction. As part of its commission, BHP received a cash placement fee equal to 7% of the gross proceeds received by the Company in connection with the financing. Based on the amount of the financing, this cash placement fee was approximately $540,000 (including reimbursement of out-of-pocket expenses), which was paid from gross proceeds received by the Company. BHP will also receive a cash placement fee of 4% of the aggregate consideration received by the Company in connection with the cash exercise of warrants issued to the investors in the financing, as well as certain warrants issued in the Company’s previous financing (which were exercised prior to October 31, 2003). In addition, BHP, or its assigns, received warrants, with an exercise price of $0.01 per share, to purchase an aggregate of 150,430 shares of Common Stock. These warrants were immediately exercisable and expire on October 1, 2008. The Company valued these warrants at $435,166, using the Black-Scholes option-pricing model and treated this as a transaction cost. As of December 31, 2006 and 2005, these warrants were exercised for 145,248 shares of the Company’s Common Stock. These warrants contained anti-dilution features and as a direct result of the Company’s December 2004 Financing Transaction and the August 2005 Financing Transaction, the exercise price for these warrants have been adjusted to $2.93 per share.

On December 12, 2003, the Company amended its agreement with the Bank. In connection with the Amended Loan, the Company issued to the Bank a warrant to purchase up to 16,164 shares of its common stock, at an exercise price of $2.32 per share. This warrant was immediately exercisable and expires on December 11, 2010.  The Company has valued this warrant at $32,087, using the Black-Scholes option-pricing model and treated this as a deferred financing cost and amortized this value on a straight line basis through December 9, 2004. As of December 31, 2006 none of this warrant has been exercised.

On December 22, 2004, the Company sold 4,848,485 shares of Common Stock under its universal shelf registration statement to a group of investors for proceeds of $7,470,000, net of transaction costs. As part of the December 2004 financing the Company also issued warrants to purchase up to 2,181,818 shares of Common Stock. These warrants have an exercise price of $2.00 per share.  These warrants were immediately exercisable and expire on December 21, 2009. During the year ended December 31, 2006, 1,227,272 of these warrants were exercised, resulting in the Company issuing 403,600 shares of common stock. As of December 31, 2006 954,546 warrants, were outstanding.

On March 21, 2005, the Company entered into an agreement with Ardour to serve as the Company’s financial advisor. As part of this agreement the Company issued to Ardour a 3-year warrant to purchase

50,000 shares of the Company’s Common Stock at an exercise price of $2.75 per share. The Company valued these warrants at $20,490, using the Black-Scholes option-pricing model and designated the warrant as an equity instrument in accordance with EITF 00-19. At December 31, 2006, none of these warrants have been exercised.

On June 29, 2005, the New Loan was modified pursuant to a Loan Modification Agreement (the “Modification Agreement”) between the Company and the Bank. The Modification Agreement had an effective date of May 31, 2005. In connection with the Modification Agreement the Company issued to the Bank a 10-year warrant to purchase 151,515 shares of the Company’s Common Stock at an exercise price of $1.386 per share. The Company valued these warrants at $119,427 using the Black-Scholes option pricing and has treated this as a deferred financing cost and was amortizing this value on a straight line basis through the remaining term of the New Loan. At December 31, 2006 none of these warrants have been exercised.

On August 15, 2005, the Company sold 4,676,151 shares of Common Stock to accredited investors for proceeds of approximately $5.4 million, net of transaction costs. As part of this financing the Company also issued warrants to purchase up to 1,169,038 shares of Common Stock. These warrants have an exercise price of $1.99 per share, were immediately exercisable and expire on August 12, 2010. In addition, the Company agreed to pay Ardour a fee of 6% of the net proceeds from the August 2005 financing, approximately $347,000 and warrants equal to 2% of the Common Stock issued in the August 2005 financing. The Company issued to Ardour a warrant to purchase 93,523 shares of Common Stock at an exercise price of $1.84. These warrants were immediately exercisable and have an expiration date of August 14, 2010. As of December 31, 2006 none of these warrants have been exercised.

A summary of the Company’s warrants currently outstanding as of December 31, 2006 by issuance date is summarized below:

Date of Warrant Issuance	Holder of Warrant	Original Warrant to Purchase Shares of Common Stock	Exercise Price $	Warrants Exercised	Remaining Shares of Common Stock underlying the warrant	Term (Years)
December 19, 2002	Silicon Valley Bank	15,763	$1.59		15,763	5
February 18, 2003	H.C. Wainwright	163,145	$0.01	152,948	10,197	5
February 18, 2003	H.C. Wainwright	42,920	$0.01	38,321	4,599	5
February 18, 2003	H.C. Wainwright	100,148	$0.01	80,284	19,864	5
October 31, 2003	Series B Preferred Investors	1,228,000	$2.93	112,000	1,116,000	5
October 31, 2003	Burnham Hill Partners, LLC	150,430	$0.01	145,248	5,182	5
December 12, 2004	Silicon Valley Bank	16,164	$2.32		16,164	5
December 23, 2004	December 2004 Financing Investors	2,181,818	$2.00		954,544	5
March 21, 2005	Ardour Capital Investment, LLC	50,000	$2.75		50,000	3
May 31, 2005	Silicon Valley Bank	151,515	$1.39		151,515	10
August 11, 2005	August 2005 Financing Investors	1,169,038	$1.99		1,169,038	5
August 11, 2005	Ardour Capital Investment, LLC	93,523	$1.84		93,523	5
July 19, 2006	Warrant A, July 2006 Private Placement	3,636,368	$1.82		3,636,368	7
July 19, 2006	Warrant B, July 2006 Private Placement	3,636,368	$1.68		3,636,368	0.5
July 19, 2006	First Albany Warrants	218,183	$1.87		218,183	5
Total Warrants outstanding as of December 31, 2006					11,097,308

A summary of the status of the Company’s warrants as of the year ended December 31, 2006 and the three month period ended December 31, 2005 and the changes for these periods are presented below. The actual Common Stock issued on warrants exercises in 2006 is less than the table presented below due to cashless exercises. The actual Common Stock issued under warrant exercises for 2006 was 430,135 and the

Company received proceeds of $204. There were no warrant exercises during the three month period ended December 31, 2005 or the twelve month period ended September 30, 2005. The table below reflects the change in warrant price due to the anti-dilutive provisions of the Series B warrants as a result of the December 2004, August 2005 and July 19, 2006 Financing Transactions.

	Year Ended December 31, 2006		Three Months Ended December 31, 2005		Fiscal Year Ended September 30, 2005		Fiscal Year Ended September 30, 2004
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Outstanding at beginning of year	4,966,056	$2.19	4,966,056	$2.19	1,320,162	$2.77	3,084,085	$4.03
Granted	7,490,919	1.75	—	—	3,645,894	1.98	1,450,594	2.47
Exercised	(1,359,667)	2.05	—	—	—	—	(2,609,467)	1.24
Canceled	—	—	—	—	—	—	(605,050)	15.24
Outstanding at end of year	11,097,308	$1.91	4,966,056	$2.19	4,966,056	$2.19	1,320,162	$2.77

Consulting Arrangement with Aurelius Consulting Group, Inc.

Pursuant to a marketing agreement, dated September 2, 2003, with Aurelius Consulting Group, Inc., as part of the compensation for the services to be provided by Aurelius under the agreement, which had an initial term of 12 months, the Company agreed to issue to Aurelius 45,000 shares of Common Stock per quarter, payable at the midpoint of each quarter, subject to renegotiation after the first six months.  As of September 30, 2004, the agreement was renegotiated and the Company issued 90,000 shares of common stock to Aurelius. Accordingly, the Company expensed approximately $192,000 during fiscal year 2004.

O.              PREFERRED STOCK

The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value per share. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. See Note I for a discussion of redeemable convertible Series A Preferred Stock issued in February 2003 and Series B Preferred Stock issued in October 2003.

P.                SIGNIFICANT CUSTOMERS

Significant customers defined as those customers that account for 10% or more of total net revenue in a fiscal year or 10% or more of accounts receivable and unbilled contract costs and fees at the end of a fiscal year. At December 31, 2006 and 2005 no single customer accounted for more than 10% of accounts receivables. In addition, for the fiscal year ended December 31, 2006, the three month period ended December 31, 2005, no single customer accounted for more than 10% of total net revenue.

In addition, management estimates that approximately 40%, 40%, 40% and 50% of the revenue during the year ended December 31, 2006, the three months ended December 31, 2005 and the fiscal years ended September 30, 2005 and 2004, respectively, was derived from government contracts and subcontracts with the U.S. government’s prime contractors.

Q.              SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-Cash Investing and Financing Activities

	Year Ended	Three Months Ended	Fiscal Years Ended
	December 31.	December 31,	September 30,
	2006	2005	2005	2004
Employee stock-based compensation	$986,251	$3,709	$—	$—
Common Stock issued in lieu of interest on redeemable convertible Series B Preferred Stock	151,778	67,292	127,500	230,215
Common Stock issued in lieu of interest on Senior Secured Notes	314,860	—	—	—
Amortization of debt discount associated with the valuation of the July 19, 2006 Senior Secured Notes	239,874	—	—	—
Common stock issued related to 401(K) contributions	604,740	140,859	585,997	531,494
Conversion of Series B preferred stock for common stock	400,000	—	—	5,550,000
Issuance of warrants to purchase common stock to consultant	—	—	63,612	—
Compensation charge associated with the acceleration of unvested employee stock options	—	—	34,330	—
Valuation adjustment for redeemable convertible Series B Preferred Stock as a result of the December 2004, August 2005 financing transactions and July 19, 2006 Private Placement	125,041	—	270,290	—
Valuation adjustment for Series B Warrants as a result of the December 2004 and August 2005 financing transactions	—	—	64,745	—
Accretion of redeemable convertible preferred stock discount	—	—	—	6,083,214
Accretion of convertible subordinated debentures discount	—	—	—	185,554
Valuation adjustment for warrants to purchase Common Stock	—	—	(7,036)	(90,454)
Non-cash restructuring charges due to issuance of Common Stock to settle future lease obligations, impairment and fair value adjustment of Investor Warrants	$1,532,231	$—	$—	$—

Interest and Income Taxes Paid

Cash paid for interest and income taxes was as follows:

	Year Ended	Three Months Ended	Fiscal Years ended
	December 31,	December 31,	September 30,
	2006	2005	2005	2004
Interest	$130,019	$50,284	$97,717	$175,663
Income taxes	—	—	—	—

R.               LOSS PER SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Year Ended	Three Months Ended	Fiscal Years Ended
	December 31, 2006	December 31, 2005	September 30, 2005	September 30, 2004
Net loss	$(19,778,011)	$(1,307,727)	$(10,246,107)	$(10,958,470)
Basic and diluted:
Common shares outstanding, beginning of period	38,382,706	38,283,208	28,226,010	21,023,200
Weighted average common shares issued during the period	907,461	72,766	4,673,622	5,811,270
Weighted average shares outstanding—basic and diluted	39,290,167	38,355,974	32,899,632	26,834,470
Net loss per weighted average share, basic and diluted	$(0.50)	$(0.03)	$(0.31)	$(0.41)

As of the year ended December 31, 2006, the three month period ended December 31, 2005 and the fiscal years ended September 30, 2005 and 2004, shares of Common Stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive. In addition, shares of Common Stock issuable upon the conversion of redeemable convertible Preferred Stock and Notes were excluded from the diluted weighted average common shares outstanding as their effect would also have been dilutive. The table below summarizes the option and warrants and convertible Preferred Stock that were excluded from the calculation above due to their effect being antidilutive:

	Year Ended	Three Months Ended	Fiscal Years Ended
	December 31,		September 30,
	2006	2005	2005	2004
Common Stock issuable upon the exercise of:
Options	3,786,745	3,662,595	3,678,095	2,061,294
Warrants	11,097,308	4,966,056	4,966,056	1,320,162
Total Options and Warrants excluded	14,884,053	8,628,651	8,644,151	3,381,456
Common stock issuable upon the conversion of senior secured convertible notes, at conversion price of $1.65 per share	7,272,727	—	—	—
Common Stock issuable upon the conversion of redeemable convertible Series B Preferred Stock	837,839	961,538	961,538	850,000

S.                SEGMENT DISCLOSURES

The Company’s organizational structure is based on strategic business units that perform services and offer various products to the principal markets in which the Company’s products are sold. These business units equate to four reportable segments: Applied Technology, Power Systems, US, Power Systems, Canada and Electronics.

SatCon Applied Technology, Inc. performs research and development services in collaboration with third parties. SatCon Power Systems, Canada, ltd. specializes in the engineering and manufacturing of power systems. Satcon Power Systems, US specializes in the engineering and manufacturing of electric motors and hybrid electric automobile systems. SatCon Electronics, Inc. designs and manufactures electronic products. The Company’s principal operations and markets are located in the United States. In previous years the Company has shown SatCon Power Systems US and Canada as one segment; the table below has been adjusted to show the Power Systems divisions as separate segments.

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

The following is a summary of the Company’s operations by operating segment:

	Year Ended	Three Months Ended	Fiscal Years Ended
	December 31,		September 30,
	2006	2005	2005	2004
Applied Technology:
Funded research and development and other revenue	$4,990,022	$1,079,052	$6,063,508	$7,186,714
Loss from operations, including amortization of intangibles of $305,960 for the year ended December 31, 2006, $80,421 for the three month period ended December 31, 2005 and $321,684 and $321,685 for the fiscal years ended September 30, 2005 and 2004, respectively	$(1,389,022)	$(590,476)	$(1,659,536)	$(986,187)
Power Systems, US
Product revenue	$4,361,322	$1,647,572	$8,802,657	$11,376,433
Income (loss) from operations, including (i) a gain on sale of assets of $1,442,915 million in the three month period ended December 31, 2005 and (ii) write-off of impaired assets of $1,190,436 for the fiscal year ended September 30, 2005	$(6,298,598)	$662,327	$(4,321,707)	$432,194
Power Systems, Canada:
Product revenue	$14,163,897	$1,816,586	$11,556,842	$6,048,651
Loss from operations, including gain on sale of assets held for sale of $406,364, $0 and $317,802 for the year ended December 31, 2006, the three month period ended December 31, 2005 and the fiscal year ended September 30, 2005, respectively	$(2,530,615)	$(580,232)	$(343,881)	$(1,191,605)
Electronics:
Product revenue	$10,241,428	$2,573,871	$9,532,105	$9,546,025
Income (loss) from operations	$(677,217)	$(64,238)	$(279,075)	$181,410
Corporate:
Loss from operations, including share—based compensation expense of $1.0 million for the year ended December 31, 2006, $0 for the three months ended December 31, 2005	$(3,864,624)	$(640,239)	$(2,862,849)	$(2,445,507)
Consolidated:
Product revenue	$28,766,647	$6,038,029	$29,891,604	$26,971,109
Funded research and development and other revenue	$4,990,022	$1,079,052	$6,063,508	$7,186,714
Total revenue	$33,756,669	$7,117,081	$35,955,112	$34,157,823
Operating loss	$(14,760,076)	$(1,212,858)	$(9,467,048)	$(4,009,695)
Net unrealized gain (loss) on warrants to purchase common stock	—	—	(7,036)	(90,454)
Unrealized loss on series B warrants	—	—	—	35,442
Write-down of investment in Beacon Power Corporation common stock	—	—	—	—
Realized gain from sale of Beacon Power Corporation common stock	—	—	—	—
Other (loss) income	$(4,251,165)	(4,397)	(116,622)	(1,629)
Interest income	$384,394	47,098	41,909	12,456
Interest expense	$(1,151,164)	(137,570)	(697,310)	(6,904,590)
Net loss	$(19,778,011)	$(1,307,727)	$(10,246,107)	$(10,958,470)

Common assets not directly attributable to a particular segment are included in the Corporate segment. These assets include cash and cash equivalents, prepaid and other corporate assets. The following is a summary of the Company’s assets by operating segment:

	December 31,
	2006	2005
Applied Technology:
Segment assets	$2,995,181	$3,514,073
Power Systems, US:
Segment assets	4,196,821	4,197,560
Power Systems, Canada
Segment assets	8,594,046	5,014,645
Electronics:
Segment assets	5,883,674	5,901,619
Corporate:
Segment assets	8,907,565	9,700,178
Total assets	$30,577,287	$28,328,075

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Year Ended	Three Months Ended	Fiscal Years Ended
	December 31,		September 30,
	2006	2005	2005	2004
Revenue by geographic region based on location of customer:
United States	$30,475,297	$6,662,983	$32,570,592	$30,424,627
Rest of World	3,281,372	454,098	3,384,520	3,733,196
Total Revenue	$33,756,669	$7,117,081	$35,955,112	$34,157,823

	December 31,	December 31,
	2006	2005
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:
United States	$4,406,166	$5,776,239
Rest of world	306,584	60,707
Total long-lived assets (including goodwill and intangible assets)	$4,712,750	$5,836,946

T.                RESTRUCTURING COSTS

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

The following is a status of the Company’s accrued restructuring costs and the changes for the periods then ended:

	Balance September 30, 2004	Amounts Paid or Assets Disposed Of	Adjustments	Balance September 30, 2005
Severance costs	$89,353	$—	($89,353)	$—
Facility costs	306,320	(240,000)	(66,320)	—
Equipment costs	99,939	—	(99,939)	—
Accrued restructuring costs	$495,612	$(240,000)	($255,612)	$—

On September 19, 2006, the Board of Directors approved a plan to close the Company’s Worcester, Massachusetts manufacturing facility by approximately December 31, 2006 in furtherance of the Company’s continuing efforts to streamline operations and reduce its operating costs.

As of December 31, 2006, approximately $1.6 million has been incurred by the Company related to the restructuring. This charge represents approximately $42,000 related to employee severance, $45,000 related to employee retention payments and $0.2 million in impairment charges related to property, plant and equipment. In addition, on December 22, 2006 the Company came to an agreement with the landlord of the Worcester facility, whereby the Company would issue 850,000 shares of common stock in exchange for allowing the Company to terminate the lease early. The stock was issued to the landlord on January 3, 2007. The Company recorded a restructuring charge in the period ended December 31, 2006 in the amount of $1.1 million related to this agreement and approximately $0.2 million related to the revaluation of investor warrants. The Company anticipates approximately $0.1 million of additional costs related to the restructuring to be paid out in 2007.

The following is a summary of the Company’s accrued restructuring costs at December 31, 2006:

December 31, 2006
Severance costs and payroll-related costs	$78,326
Facility costs	$1,122,000
Accrued restructuring costs	$1,200,326

U.              PRODUCT WARRANTIES

In its Power Systems Divisions the Company provides a warranty to its customers for most of its products sold. In general the Company’s warranties are for one year after the sale of the product, and in some instances five years. The Company reviews its warranty liability quarterly. Factors taken into consideration when evaluating the Company’s warranty reserve are (i) historical claims for each product, (ii) the development stage of the product, and (iii) other factors.

The following is a summary of the Company’s accrued warranty activity for the following periods:

	Year Ended	Three Months Ended	Fiscal Year Ended
	December 31,		September 30,
	2006	2005	2005
Balance at beginning of year	$556,314	$680,469	$642,119
Provision	748,595	40,200	455,950
Usage	(625,162)	(117,990)	(417,600)
other	—	(46,365)	—
Balance at end of year	$679,747	$556,314	$680,469

V.                Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Company adopted SFAS 155 on January 1, 2007. The Company believes that the adoption of SFAS 155 will not have a material effect on our consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”) which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently evaluating the potential impact of the adoption of FIN No. 48 on our consolidated financial position, results of operations and cash flows.

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

In September 2006, the SEC released SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 allows registrants to adjust for the cumulative effect of certain errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption provided that management has properly concluded that the errors were not material to prior periods. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The Company adopted the provisions of SAB 108 during fiscal 2006 and determined that the impact on its consolidated financial position, results of operations and cash flows not to be material.

W.            SUBSEQUENT EVENTS

On January 31, 2007, the Company elected to satisfy the February 28, 2007 principal payment due on the Notes by issuing shares of common stock. This issuance was a prepayment, resulting in the issuance of 445,899 shares of common stock. In addition, on February 26, 2007, the Company elected to satisfy the April 1, 2007 principal payment due on the Notes by paying cash in the amount of $500,000 when due on April 1, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
SUPPLEMENTAL SCHEDULE

To the Board of Directors and
Stockholders of SatCon Technology Corporation:

We have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of SatCon Technology Corporation and its subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and cash flows for the year ended December 31, 2006 and the three month period ended December 31, 2005, included in this Form 10-K, and have issued our report thereon dated March 23, 2007. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the financial statement schedule index is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements. The schedule for the year ended December 31, 2006 and the three month period ended December 31, 2005 has been subjected to auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material aspects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Vitale Caturano & Company, Ltd.

VITALE, CATURANO & COMPANY, LTD.

March 23, 2007
Boston, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
SUPPLEMENTARY SCHEDULE

To the Board of Directors of SatCon Technology Corporation:

We have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of SatCon Technology Corporation and its subsidiaries as of September 30, 2005 and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2005, included in this Form 10-K, and have issued our report thereon dated December 15, 2005. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the financial statement schedule index is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule for the fiscal years ended September 30, 2005 and 2004 has been subjected to auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ GRANT THORNTON LLP
Boston, Massachusetts
December 15, 2005

FINANCIAL STATEMENT SCHEDULE
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions charged to costs and expenses	Deductions and Adjustments	Balance at end of period
Fiscal Year Ended September 30, 2004:
Allowance for uncollectible accounts	$1,049,375	—	$(15,943)	$1,033,433
Deferred tax valuation allowance	$36,031,412	824,461	—	36,855,873
Reserve for product warranty expense	$765,337	$35,127	$(158,345)	$642,119
Accrued restructuring costs	$495,612	—	—	$495,612
Fiscal Year Ended September 30, 2005:
Allowance for uncollectible accounts	$1,033,433	$119,802	$351,964	$801,271
Deferred tax valuation allowance	$36,855,873	$3,886,722	—	$40,742,595
Reserve for product warranty expense	$642,119	$455,950	$(417,600)	$680,469
Accrued restructuring costs	$495,612	$(255,612)	$(240,000)	$—
Three Months Ended December 31, 2005:
Allowance for uncollectible accounts	$801,271	—	(617)	$800,654
Deferred tax valuation allowance	$40,742,595	$279,013	—	$41,021,608
Reserve for product warranty expense	$680,469	$40,200	$(164,355)	$556,314
Accrued restructuring costs	$—	—	—	$—
Year Ended December 31, 2006:
Allowance for uncollectible accounts	$800,654	$271,195	$(265,604)	$792,245
Deferred tax valuation allowance	$41,021,608	$6,348,054	—	$47,369,662
Reserve for product warranty expense	$556,314	$748,595	$(625,162)	$679,747
Accrued restructuring costs	$—	$1,612,045	$(411,719)	$1,200,326

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.                CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. While we have identified certain internal control deficiencies, which are discussed below, our evaluation indicated that these deficiencies did not impair the effectiveness of our overall disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2006 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our management and Audit Committee were notified by Vitale, Caturano & Company (“Vitale”) of two significant deficiencies in our internal control over financial reporting that they observed during the audit of the December 31, 2006 financial statements.

The first significant deficiency relates to a need to formalize policies and procedures (including a comprehensive accounting and financial reporting policies and procedures manual, a policy that requires an annual vacation for all employees and periodic rotation of duties, and policies and procedures relating to information technology). We had begun to formalize policies in this area prior to receiving Vitale’s observations and will continue with these plans.

The second significant deficiency relates to our review and analysis of the carrying value of inventory and improving/retaining applicable documentation at certain of our business segments. Vitale noted an instance of under capitalized labor and overhead costs at one of our business segments. During 2007, we plan on continuing efforts to enhance our documentation process and monitoring controls in this area.

(b) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               OTHER INFORMATION

Not applicable

PART III

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the information regarding directors, executive officers and corporate governance included in our proxy statement for our 2007 Annual Meeting of Stockholders.

Item 11.                 EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to information regarding executive compensation included in our 2007 proxy statement.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the information regarding security ownership of certain beneficial owners and management and related stockholder matters included in our 2007 proxy statement.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the information regarding certain relationships and related transactions, and director independence included in our 2007 proxy statement.

Item 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the information regarding principal accounting fees and services included in our 2007 proxy statement.

PART IV

Item 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.                 Consolidated Financial Statements of SatCon Technology Corporation and its Subsidiaries:

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005

Consolidated Statements of Operations for the Calendar Year Ended December 31, 2006, the Three Month Period Ended December 31, 2005 and the Fiscal Years Ended September 30, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Loss for the Calendar Year Ended December 31, 2006, the Three Month Period Ended December 31, 2005 and the Fiscal Years Ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows for the Calendar Year Ended December 31, 2006, the Three Month Period Ended December 31, 2005 and the Fiscal Years Ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements

2.                 Financial Statement Schedule of SatCon Technology Corporation and its Subsidiaries:

Schedule II: Valuation and Qualifying Accounts for the Calendar Year Ended December 31, 2006, the Three Month Period Ended December 31, 2005 and the Fiscal Years Ended September 30, 2005 and 2004

All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the consolidated financial statements or notes thereto.

3.                 Exhibits:

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts on March 30, 2007.

SATCON TECHNOLOGY CORPORATION
By:	/s/ DAVID B. EISENHAURE
David B. Eisenhaure President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID B. EISENHAURE	Chief Executive Officer, President and
David B. Eisenhaure	Chairman of the Board (Principal Executive Officer)	March 30, 2007
/s/ DAVID E. O’NEIL	Vice President, Finance and Treasurer
David E. O’Neil	(Principal Financial Officer)	March 30, 2007
/s/ JOHN W. PEACOCK	Controller and Chief Accounting Officer
John W. Peacock	(Principal Accounting Officer)	March 30, 2007
/s/ JAMES L. KIRTLEY, JR.
James L. Kirtley, Jr.	Director	March 30, 2007
/s/ MARSHALL J. ARMSTRONG
Marshall J. Armstrong	Director	March 30, 2007
/s/ JOHN M. CARROLL
John M. Carroll	Chairman of the Board	March 30, 2007
/s/ DANIEL R. DWIGHT
Daniel R. Dwight	Director	March 30, 2007
/s/ JOSEPH E. LEVANGIE
Joseph E. Levangie	Director	March 30, 2007

Andrew R. Muir	Director	March 30, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 33-49286).
3.2	Bylaws of the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 33-49286).
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

3.10

Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 23, 2006 is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 11, 2006 (File No. 1-11512).

3.11

Amendment to Bylaws of the Company (Adopted by the Board of Directors on February 27, 2007) is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated March 2, 2007 (File No. 1-11512).

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

10.11

Asset Purchase Agreement, dated as of March 31, 1999, by and between HyComp, Inc. and HyComp Acquisition Corp., a wholly-owned subsidiary of the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1- 11512).

10.12

Note Purchase Agreement, dated as of June 22, 1999, by and among Beacon Power Corporation, Perseus Capital, L.L.C., DQE Enterprises, Inc., Micro Generation Technology Fund, L.L.C. and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-11512).

10.13

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

10.15

Form of Stock Purchase Warrant issued on October 21, 1999 by Mechanical Technology Incorporated to the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated October 21, 1999 (File No. 1-11512).

10.16

Agreement between the Department of Energy and the Registrant is incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-11512).

10.17

Co-Operation, License and Supply Agreement by and among Hatch Steltech Ltd., Siemens AG and SatCon Power Systems Canada Ltd., dated April 26, 2002, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 29, 2002 (File No. 1-11512).

10.18

Co-Operation, License and Supply Agreement by and between Hatch Steltech Ltd. and SatCon Power Systems Canada Ltd., dated October 11, 2001 is incorporated herein by reference to Exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-11512).

10.19

Investment Banking Agreement, by and between J.P. Turner & Company, LLC and the Registrant, dated August 23, 2002 is incorporated herein by reference to Exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-11512).

10.20

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

10.21

Stock Purchase Warrant issued on September 13, 2002 by the Registrant to Silicon Valley Bank together with Registration Rights Agreement, dated September 13, 2002, by and between the Registrant and Silicon Valley Bank is incorporated herein by reference to Exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-11512).

10.22

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

10.23

Amended and Restated Accounts Receivable Financing Agreement, dated April 4, 2003, by and among the Registrant and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 29, 2003 (File No. 1-11512).

10.24

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

10.25

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

10.26

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

10.27

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

10.28

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

10.29

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

10.30

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

10.31

Series A Convertible Preferred Stock Purchase Agreement, dated as of February 18, 2003, by and among the Registrant and the purchasers set forth on Exhibit A thereto is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 18, 2003 (File No. 1-11512).

10.32

Registration Rights Agreement, dated as of February 18, 2003, by and among the Registrant and the purchasers listed on Schedule I thereto is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 18, 2003 (File No. 1-11512).

10.33

Form of Series A Warrant to purchase shares of Common Stock of the Registrant issued on February 18, 2003 in connection with the sale of the Series A Convertible Preferred Stock is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 18, 2003 (File No. 1- 11512).

10.34

Form of Series B Warrant to purchase shares of Common Stock of the Registrant issued on February 18, 2003 in connection with the sale of the Series A Convertible Preferred Stock is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 18, 2003 (File No. 1- 11512).

10.35

Note and Warrant Purchase Agreement, dated as of February 18, 2003, by and among the Registrant and the purchasers set forth on Exhibit A thereto is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Amendment No. 3 to Form S-3 dated July 2, 2003.

10.36

Registration Rights Agreement (for convertible notes), dated as of February 18, 2003, by and among the Registrant and the purchasers listed on Schedule I thereto is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 18, 2003 (File No. 1-11512).

10.37

Form of Secured Convertible Promissory Note to be issued by the Registrant pursuant to Note and Warrant Purchase Agreement, dated as of February 18, 2003, by and among the Registrant and the purchasers set forth on Exhibit A thereto is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 18, 2003 (File No. 1-11512).

10.38

Security Agreement, dated as of February 18, 2003, made by the Registrant in favor of each of the Secured Parties whose names are set forth on Exhibit A thereto is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 18, 2003 (File No. 1-11512).

10.39

Letter Agreement, dated February 12, 2003, by and between the Registrant and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 18, 2003 (File No. 1-11512).

10.40

Series B Convertible Preferred Stock Purchase Agreement, dated as of October 31, 2003, by and among the Registrant and the purchasers set forth on Exhibit A thereto is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K/A dated October 31, 2003 (File No. 1-11512).

10.41

Registration Rights Agreement, dated as of October 31, 2003, by and among the Registrant and the purchasers listed on Schedule I thereto is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K/A dated October 31, 2003 (File No. 1-11512).

10.42

Form of Warrant to purchase shares of Common Stock of the Registrant issued on October 31, 2003 in connection with the sale of the Series B Convertible Preferred Stock thereto is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated October 31, 2003 (File No. 1-11512).

10.43

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

10.45

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

10.46

Facilities Lease, dated May 12, 2004, between the Registrant and Zoom Group, LLC is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2004 (File No. 1-11512).

10.47

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

10.48

Loan and Security Agreement Dated January 28, 2005, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada LTD. And Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2005 (File No. 1-11512).

10.49

Cooperative Agreement between Satcon Technology Corporation and U.S. Army Research Laboratory, concerning Power Conversion Systems for Future Army Applications, agreement number: W911NF-05-2-0020 is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 2, 2005 (File No. 1-11512).

10.50

Loan Modification Agreement dated June 29, 2005, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada Ltd. and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 2, 2005 (File No. 1-11512).

10.51

Form of Satcon Technology Corporation 2005 Incentive Compensation Plan, Incentive Stock Option agreement for Directors and Officer’s of the Corporation is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 2, 2005 (File No. 1-11512).

10.52

Form of Satcon Technology Corporation 2005 Incentive Compensation Plan, Non-Qualified Stock Option agreement for Directors and Officer’s of the Corporation is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 2, 2005 (File No. 1-11512).

10.53

Form of Warrant to purchase shares of Common Stock of the Registrant issued on December 22, 2004 is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated December 22, 2004 (File No. 1-11512).

10.54

Form of Warrant to purchase shares of Common Stock issued in connection with the Private Placement is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated August 11, 2005 (File No. 1-11512).

10.55

Securities Purchase Agreement dated as of July 19, 2006, by and among the Company and the Purchasers identified on the signature pages thereto is incorporated herein by reference to Exhibits to the Registrants Current Report on Form 8-K dated July 19, 2006 (File No. 1-11512).

10.56	Form of Senior Secured Convertible Note Due July 19, 2011 is incorporated herein by reference to Exhibits to the Registrants Current Report on Form 8-K dated July 19, 2006 (File No. 1-11512).
10.57	Form of Warrant A is incorporated herein by reference to Exhibits to the Registrants Current Report on Form 8-K dated July 19, 2006 (File No. 1-11512).
10.58	Form of Warrant B is incorporated herein by reference to Exhibits to the Registrants Current Report on Form 8-K dated July 19, 2006 (File No. 1-11512).
10.59

Security Agreement, dated as of July 19, 2006, by and among the Company, the Purchasers identified on the signature pages thereto and Iroquois Master Fund Ltd., as agent for the Purchasers is incorporated herein by reference to Exhibits to the Registrants Current Report on Form 8-K dated July 19, 2006 (File No. 1-11512).

10.60

First Amendment to Securities Purchase Agreement dated as of December 20, 2006, by and among the Company and the entities identified on the signature pages thereto is incorporated herein by reference to Exhibits to the Registrants Current Report on Form 8-K dated December 20, 2006 (File No. 1-11512).

10.61

Modification, Termination and Release of Lease, dated as of December 22, 2006, between the Company and Paul E. Hanlon, Trustee of C&M Realty Trust is incorporated herein by reference to Exhibits to the Registrants Current Report on Form 8-K dated December 20, 2006 (File No. 1-11512).

14.1	Code of Ethics is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2004 (File No. 1-11512).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Vitale, Caturano and Company
23.2	Consent of Grant Thornton LLP.
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002