Form 10-Q
period 2007-03-31
SATCON TECHNOLOGY CORP
filed 2007-05-14
CIK 889423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Common Stock, $0.01 Par Value,
42,796,624 shares outstanding as of May 1, 2007.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,542,678	$7,190,827
Restricted cash and cash equivalents	84,000	84,000
Accounts receivable, net of allowance of $230,709 and $792,245 at March 31, 2007 and December 31, 2006, respectively	6,904,056	8,549,923
Unbilled contract costs and fees	261,984	267,247
Inventory	11,177,290	7,945,874
Prepaid expenses and other current assets	2,067,909	756,884
Total current assets	$25,037,917	$24,794,755
Property and equipment, net	2,725,832	2,783,900
Goodwill, net	704,362	704,362
Intangibles, net	1,094,667	1,224,488
Restricted cash	1,000,000	1,000,000
Other long-term assets	71,382	69,782
Total assets	$30,634,160	$30,577,287

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$82,759	$123,219
Accounts payable	5,692,407	4,538,569
Accrued payroll and payroll related expenses	1,589,303	1,449,185
Other accrued expenses	1,683,101	2,405,447
Accrued restructuring costs	—	1,200,326
Current portion of senior secured convertible notes	5,500,000	5,500,000
Current portion of warrant liability	401,821	436,919
Deferred revenue	8,152,769	5,834,537
Total current liabilities	$23,102,160	$21,488,202
Redeemable convertible Series B preferred stock (345 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively; face value $5,000 per share; liquidation preference $1,725,000)	1,725,000	1,725,000
Long-term Senior secured convertible notes, net of current portion	6,083,422	7,240,482
Long-term warrant liability, net of current portion	2,736,569	2,483,634
Other long-term liabilities	106,846	108,049
Total Liabilities	$33,753,997	$33,045,367

Commitments and contingencies (Note H)

Stockholders’ deficit:
Common stock; $0.01 par value, 100,000,000 shares authorized; 42,113,810 and 40,105,073 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	421,138	401,051
Additional paid-in capital	159,061,155	156,379,193
Accumulated deficit	(162,377,220)	(158,991,838)
Accumulated other comprehensive loss	(224,910)	(256,486)
Total stockholders’ deficit	$(3,119,837)	$(2,468,080)
Total liabilities and stockholders’ deficit	$30,634,160	$30,577,287

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2007	2006
Revenue:
Product revenue	$6,532,587	$6,660,557
Funded research and development and other revenue	1,785,179	946,281
Total revenue	$8,317,766	$7,606,838
Operating costs and expenses:
Cost of product revenue	6,370,472	5,845,145
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	1,356,799	978,007
Unfunded research and development expenses	677,409	560,082
Total research and development and other revenue expenses	$2,034,208	$1,538,089
Selling, general and administrative expenses	2,823,841	3,359,374
Amortization of intangibles	109,821	111,671
Total operating costs and expenses	$11,338,342	$10,854,279

Operating loss	$(3,020,576)	$(3,247,441)
Change in fair value of Notes and Warrants	234,945	—
Other (loss) income	(40,554)	20,837
Interest income	85,539	95,299
Interest expense	(644,736)	(102,548)
Net loss	$(3,385,382)	$(3,233,853)

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.08)	$(0.08)
Weighted average number of common shares, basic and diluted	41,394,660	38,524,241

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the three months ended March 31, 2007
(Unaudited)

			Additional		Accumulated Other	Total
	Common Shares	Common Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit	Comprehensive Loss
Balance, December 31, 2006	40,105,073	$401,051	$156,379,193	$(158,991,838)	$(256,486)	$(2,468,080)

Net loss				(3,385,382)	—	(3,385,382)	$(3,385,382)

Issuance of common stock to 401(k) Plan	133,797	1,338	151,190	—	—	152,528	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock	5,000	50	3,100	—	—	3,150	—
Issuance of common stock in connection with the termination of Worcester lease	850,000	8,500	1,113,500	—	—	1,122,000	—
Issuance of common stock in lieu of cash principal payments on July 19, 2006 Notes	827,299	8,273	1,018,167	—	—	1,026,440	—
Issuance of common stock in lieu of cash interest on July 19, 2006 Notes	192,641	1,926	250,898	—	—	252,824	—
Employee stock-based compensation	—	—	119,697	—	—	119,697	—
Adjustment to conversion price of Series B preferred stock, due to anti-dilution provisions	—	—	25,410	—	—	25,410	—
Foreign currency translation adjustment	—	—	—	—	31,576	31,576	31,576
Comprehensive loss	—	—	—	—	—	—	$(3,353,806)
Balance, March 31, 2007	42,113,810	$421,138	$159,061,155	$(162,377,220)	$(224,910)	$(3,119,837)

The accompanying notes are an integral part of these consolidated financial statements

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006

Cash flows from operating activities:
Net loss	$(3,385,382)	$(3,233,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	359,511	365,333
Provision for uncollectible accounts	25,413	114,398
Provision for excess and obsolete inventory	80,664	—
Non-cash compensation expense, including stock based compensation costs of $119,697 and $234,560 for the three months ended March 31, 2007 and April 1, 2006, respectively	252,272	389,528
Change in fair value of senior secured convertible notes and investor and placement agent warrant liability	(234,945)	—
Non-cash interest expense	553,301	57,429
Changes in operating assets and liabilities:
Accounts receivable	1,620,454	(36,701)
Unbilled contract costs and fees	5,263	(17,555)
Prepaid expenses and other current assets	(1,229,430)	(69,579)
Inventory	(3,312,080)	60,285
Other long-term assets	(1,600)	(15,184)
Accounts payable	1,153,838	7,523
Accrued payroll and payroll related expenses and other expenses	(596,775)	(63,035)
Accrued restructuring	(78,326)	—
Deferred revenue	2,318,232	71,470
Other liabilities	(1,203)	(1,431)
Total adjustments	914,589	862,481
Net cash used in operating activities	(2,470,793)	(2,371,372)
Cash flows from investing activities:
Purchases of property and equipment	(171,622)	(65,516)
Net cash used in investing activities	(171,622)	(65,516)
Cash flows from financing activities:
Repayment of long-term debt	(40,460)	(38,949)
Net proceeds from exercise of warrants and options to purchase common stock	3,150	121,662
Net cash provided (used in) by financing activities	(37,310)	82,713
Effect of foreign currency exchange rates on cash and cash equivalents	31,576	(34,951)
Net decrease in cash and cash equivalents	(2,648,149)	(2,389,126)
Cash and cash equivalents at beginning of period, including restricted cash and cash equivalents	7,274,827	9,278,720
Cash and cash equivalents at end of period, including restricted cash and cash equivalents	$4,626,678	$6,889,594

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-Cash Investing and Financing Activities:
Valuation adjustment for Series B preferred stock and warrants	$25,410	$—
Employee stock-based compensation	$119,697	$234,560
Common stock issued related to 401(k) contributions	$152,528	$154,968
Common stock issued in lieu of interest on Senior Secured Notes	$252,824	$—
Common stock issued for principal payment on Senior Secured Notes	$1,026,440	$—
Amortization of debt discount associated with the valuation of the Senior Secured Notes	$322,163	$—
Interest and Income Taxes Paid:
Interest	$1,437	$45,121
Income Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 (“2007”) AND April 1, 2006 (“2006”)
(Unaudited)

Note A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its wholly-owned subsidiaries (collectively, the “Company”) as of March 31, 2007 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each of the past ten years. As of March 31, 2007, it had an accumulated deficit of $162.4 million since inception. During the three months ended March 31, 2007, the Company incurred a loss from operations of approximately $3.0 million, while using net cash from operations of approximately $2.5 million.  The Company’s restricted cash balances at March 31, 2007 and December 31, 2006 were $1,084,000.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the continued operations of the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

The Company anticipates that its current cash will be sufficient to fund its operations over the next few quarters. This assumes the Company achieves its business plan. The business plan envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past.  Further, this assumes that the Company will be able to make payments of principal and interest under its senior secured convertible notes (the “Notes”) in shares of common stock and otherwise comply with the terms of the Notes; if, however, the Company is unable to realize its business plan or is unable to pay principal and interest under the Notes in shares of common stock, or otherwise comply with the terms of the Notes, the Company may be forced to raise additional funds by selling stock or taking other actions to conserve its cash position, which could include selling of certain assets and restructuring the Notes to allow for borrowings under another credit facility,  subject to the restrictions contained in the purchase agreement relating to the Notes.

Note C. Significant Accounting Policies and Basis of Presentation

Basis of Consolidation

The consolidated financial statements include the accounts of SatCon Technology Corporation and its wholly-owned subsidiaries (SatCon Applied Technology, SatCon Electronics and SatCon Power Systems). All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product passes upon shipment of the product, as the products are typically shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless the Company can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied. When appropriate the Company provides for a warranty reserve at the time the product revenue is recognized.

The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of March 31, 2007 and December 31, 2006, the Company had no accruals for anticipated contract losses on commercial contracts.

Cost of product revenue includes materials, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in research and development and other revenue expenses.

Deferred revenue consists of payments received from customers in advance of services performed, product shipped or installation completed.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, overnight repurchase agreements with Silicon Valley Bank (the “Bank”) and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At March 31, 2007, the Company had approximately $4.0 million invested in a money market account with a national bank. At March 31, 2007 and December 31, 2006, the Company had restricted cash as indicated in the table below. In addition, at March 31, 2007 and December 31, 2006, the Company had overnight repurchase agreements with the Bank of $417,883 and $296,844, respectively.

Restricted Cash	March 31, 2007	December 31, 2006
Senior Secured notes	$1,000,000	$1,000,000
Security deposits	34,000	34,000
Certificates of Deposit	50,000	50,000
Total restricted Cash	$1,084,000	$1,084,000

Under the terms of the Notes, the Company is required, for so long as any Notes are outstanding, to maintain aggregate cash and cash equivalents equal to the greater of (i) $1.0 million or (ii) $3.0 million minus 80% of eligible receivables (as defined therein).  Based on the level of eligible receivables, we are required to maintain aggregate cash and cash equivalents of $1.0 million.  The Company was in compliance with this requirement as of March 31, 2007.

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

Long-lived Assets

 The Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of the Accounting Principles Board (“APB”) Opinion No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement requires that long-lived assets be reviewed for possible impairment, if certain conditions exist, with impaired assets written down to fair value.

The Company determines the fair value of certain of the long-lived assets based on a discounted cash flow income approach. The income approach indicates the fair value of a long-lived asset based on the discounted value of the cash flows that the long-lived asset can be expected to generate in the future over the life of the long-lived asset. This analysis is based upon projections prepared by the Company. These projections represent management’s best estimate of future results. In making these projections, the Company considers the markets it is addressing, the competitive environment and its advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. In addition, the

Company performs a macro assessment of the overall likelihood that we would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders’ equity (deficit) is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions are reflected in the loss from operations and were not significant during the three months ended March 31, 2007 or April 1, 2006.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period reported. Management believes the most significant estimates include the net realizable value of accounts receivable and inventory, the recoverability of long-lived assets and intangible assets, the accrued contract losses on fixed-price contracts, the recoverability of deferred tax assets and the fair value of equity and financial instruments.  Actual results could differ from these estimates.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities.  The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized.  A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalties (if applicable) on that excess.  FIN 48 requires a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to the accrued interest and penalties for unrecognized tax benefits.  Discussion is also required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next twelve months.

The Company adopted the provisions of FIN 48 on January 1, 2007.  The Company did not recognize any decrease in the liability for unrecognized tax benefits as a result of the adoption.

As of December 31, 2006, the Company had federal and state NOL carry forwards and federal and state R&D credit carry forwards, which may be available to offset future federal and state income tax liabilities which expire at various dates starting in 2007 and going through 2026. Utilization of the NOL and R&D credit carry forwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If the Company has experienced a change of control at any time since Company formation, utilization of its NOL or R&D credit carry forwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carry forwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. The Company does not expect to have any taxable income for the foreseeable future.

The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying financial statements.  The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date.

Accounting for Stock-based Compensation

The Company has several stock-based employee compensation plans.  On October 1, 2005, the Company adopted SFAS No. 123R (“SFAS 123R”) Accounting for Stock-based Compensation, using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated).  At the time of adoption all outstanding options of the Company had vested.  Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period.  Previously, the Company had followed APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which resulted in the accounting for employee stock options at their intrinsic value in the consolidated financial statements.

On March 29, 2005, the SEC issued SAB 107 which expresses the view of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations concerning the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee stock options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. The Company has accounted for its stock option grants in compliance with SAB 107.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R.  The alternative transition method includes simplified methods to establish the beginning balance of additional paid-in capital related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to additional paid-in capital and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

The Company recognized the full impact of its share-based compensation plans in the consolidated financial statements for the three months ended March 31, 2007 and April 1, 2006 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material.  The following table presents share-based compensation expense included in the Company’s consolidated statement of operations:

	Three Months Ended
	March 31, 2007	April 1, 2006
Cost of product revenue	$12,465	$—
Funded research and development and other revenue expense	21,129	732
Unfunded research and development and other revenue expenses	3,794	488
Selling, general and administrative expenses	82,309	233,340

Share based compensation expense before tax	$119,697	$234,560

Income tax benefit	—	—

Net compensation expense	$119,697	$234,560

Compensation expense associated with the granting of stock options to employees is being recognized on a straight-line basis over the service period of the option.  In instances where the actual compensation expense would be greater than that calculated using the straight-line method, the actual compensation expense is recorded in that period.

The Company had previously adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, through disclosure only.  SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company previously accounted for stock based compensation of employees under the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, and had elected the disclosure-only alternative under SFAS No. 123. The Company records the fair value of stock options and warrants granted to non-employees in exchange for services in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as determined using the Black- Scholes option-pricing model, and amortizes the amount ratably over the period the service is performed in the consolidated statement of operations.

The weighted average grant date fair value of options granted during the three months ended March 31, 2007 and April 1, 2006 were $1.00 and $2.19, respectively, per option.  The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

Three Months Ended
Assumptions:	March 31, 2007	April 1, 2006
Expected life	6.25 years (1)	5.0 years to 6.25 years (1)
Expected volatility ranging from	87.58% - 89.94% (2)	89.8% - 96.5% (2)
Dividends	none	none
Risk-free interest rate	4.46% to 4.75% (3)	4.29% to 4.76% (3)
Forfeiture Rate (4)	6.25%	6.25%

(1)       The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.

(2)       The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

(3)       The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

(4)       The estimated forfeiture rate for each option grant is 6.25%.  At the time SFAS 123R was adopted, all outstanding stock options were vested.  The company periodically reviews the estimated forfeiture rate, in light of actual experience.

In December 2005, the Company granted 50,000 shares of restricted common stock to a senior executive as permitted under the 2005 Stock Incentive Compensation Plan.  This grant vested 12,500 shares per quarter over four quarters.  12,500 of these restricted shares vested during the quarter ended April 1, 2006. Compensation expense for the number of shares issued is recognized over the service period and is recorded in the consolidated statement of operations as a component of selling, general and administrative expense.  For the three month period ended April 1, 2006, compensation expense of $15,235 has been recognized related to this restricted stock award.  This amount is included in the table above that presents share-based compensation expense included in the Company’s consolidated statement of operations. The entire grant was vested as of December 31, 2006.

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

Significant customers are defined as those customers that account for 10% or more of total net revenue in a fiscal year or 10% or more of accounts receivable and unbilled contract costs and fees at the end of a fiscal year.  For the quarter ended March 31, 2007, two customers, each individually significant, comprised a total of 22% of our revenue.  At March 31, 2007, three customers, each individually significant, had a combined balance equal to 41%, or $2.9 million of our outstanding gross receivables.  As of May 1, 2007, $1.7 million of these receivables had been collected.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable, debt instruments, convertible notes and Series B preferred stock. The estimated fair values of these financial instruments approximate their carrying values at March 31, 2007 and December 31, 2006. The estimated fair values have been determined through information obtained from market sources and management estimates.

Note D. Loss per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:

	Three Months Ended
	March 31, 2007	April 1, 2006
Net loss	$(3,385,382)	$(3,233,853)
Basic and diluted:
Common shares outstanding, beginning of period	40,105,073	38,382,707
Weighted average common shares issued during the period	1,289,587	141,534
Weighted average shares outstanding—basic and diluted	41,394,660	38,524,241

Net loss per weighted average share, basic and diluted	$(0.08)	$(0.08)

As of March 31, 2007 and April 1, 2006, shares of common stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive.  In addition, shares of common stock issuable upon the conversion of redeemable convertible preferred stock were excluded from the diluted weighted average common shares outstanding as their effect would also have been dilutive.   The table below summarizes the option and warrants and convertible preferred stock that were excluded from the calculation above due to their effect being antidilutive:

	Three Months Ended
	March 31, 2007	April 1, 2006
Common Stock issuable upon the exercise of:
Options	3,759,245	3,708,345
Warrants	11,097,308	4,945,663

Total Options and Warrants excluded	14,856,553	8,654,008

Common stock issuable upon the conversion of senior secured convertible notes, at conversion price of $1.65 per share.	6,666,667	—
Common Stock issuable upon the conversion of redeemable convertible Series B Preferred Stock	849,754	961,538

Note E. Inventory

Inventory components at the end of each period were as follows:

	March 31, 2007	December 31, 2006
Raw material	$3,368,329	$3,042,286
Work-in-process	5,352,376	2,554,871
Finished goods	2,456,585	2,348,717
	$11,177,290	$7,945,874

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

The following is a summary of the Company’s operations by operating segment:

	Three Months Ended
	March 31,	April 1,
	2007	2006
Applied Technology:
Funded research and development and other revenue	$1,785,179	$946,281
Loss from operations, including amortization of intangibles of $78,572 for the three months ended March 31, 2007 and $80,421 for the three-month period ended April 1, 2006	$(183,100)	$(683,283)

Power Systems, US
Product revenue	$735,236	$1,790,541
Income (loss) from operations	$(757,352)	$(353,012)

Power Systems, Canada:
Product revenue	$3,603,672	2,302,034
Loss from operations	$(1,406,551)	$(932,378)

Electronics:
Product revenue	$2,193,679	$2,567,982
Income (loss) from operations, including amortization of intangibles of $31,249 for the three months ended March 31, 2007 and $31,250 for the three month period ended April 1, 2006	$(122,836)	$(157,353)
Corporate:
Loss from operations	$(550,737)	$(1,121,415)

Consolidated:
Product revenue	$6,532,587	$6,660,557
Funded research and development and other revenue	$1,785,179	946,281
Total revenue	$8,317,766	$7,606,838

Operating loss	$(3,020,576)	$(3,247,441)
Change in fair value of Notes and Warrants	234,945	—
Other (loss) income	(40,554)	20,837
Interest income	85,539	95,299
Interest expense	(644,736)	(102,548)

Net loss	$(3,385,382)	$(3,233,853)

Common assets not directly attributable to a particular segment are included in the Corporate segment. These assets include cash and cash equivalents, prepaid and other corporate assets.  The following is a summary of the Company’s assets by operating segment:

	March 31, 2007	December 31, 2006
Applied Technology:
Segment assets	$3,946,619	$2,995,181
Power Systems, US:
Segment assets	3,567,037	4,196,821
Power Systems, Canada
Segment assets	11,394,735	8,594,046
Electronics:
Segment assets	5,867,551	5,883,674
Corporate:
Segment assets	5,858,218	8,907,565
Total assets	$30,634,160	$30,577,287

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
Revenue by geographic region based on location of customer:
United States	$7,800,517	$6,262,505
Rest of world	517,249	1,344,333
Total revenue	$8,317,766	$7,606,838

	March 31,	December 31,
	2007	2006
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:
United States	$4,027,583	$4,406,166
Rest of world	497,278	306,584
Total long-lived assets (including goodwill and intangible assets)	$4,524,861	$4,712,750

Note G. Legal Matters

From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business.  On May 19, 2006, the Company filed a suit in the U.S. District Court, District of Massachusetts, against one of its customers.  The suit demanded full payment of all outstanding amounts due to the Company from its customer.  The customer filed a counterclaim that the Company believed was without merit.  The suit was settled on March 9, 2007.  The settlement did not have a material effect on the Company’s financial position or operations.

The Company is not aware of any current or pending litigation in which the Company is or may be a party that it believes could materially adversely affect the results of operations or financial condition or net cash flows.

Note H. Commitments and Contingencies

Operating Leases

The Company leases its facilities under various operating leases that expire through October 2011.

Future minimum annual rentals under lease agreements at March 31, 2007 are as follows:

Fiscal Year
2007	$829,959
2008	$967,614
2009	$825,537
2010	$523,797
2011	$159,408
Thereafter	$—
Total	$3,306,315

Letters of Credit:

The Company utilizes a standby letter of credit to satisfy a security deposit requirement. Outstanding standby letters of credit as of March 31, 2007 and December 31, 2006 were $34,000.  The Company is required to pledge cash as collateral on these outstanding letters of credit. As of March 31, 2007 and December 31, 2006, the cash pledged as collateral for these letters of credit was $34,000 and is included in restricted cash and cash equivalents on the balance sheet.

Purchase Commitments:

In the ordinary course of business the Company enters into agreements with vendors for the purchase of goods and services through the issuance of purchase orders.  In general the majority of these purchases do not represent commitments of the Company until the goods or services are received.  In the third quarter of fiscal 2003 the Company provided for approximately $0.9 million of outstanding purchase commitments related to its Shaker and UPS product lines.  As of March 31, 2007 and December 31, 2006 the balance outstanding on these purchase commitments was $237,150.  These amounts are included in other accrued expenses in the Company’s consolidated balance sheet.

Employment Agreements:

The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined in the employment agreements. As of March 31, 2007 and December 31, 2006, the Company’s potential obligation to these employees was approximately $300,000.  During the year ended December 31, 2006, the Company terminated the employment of an employee that had an employment agreement that provided for severance payments upon termination.  The Company recorded a charge to operations of approximately $250,000 related to this severance agreement as selling, general and administrative expense in its results of operations for the year ended December 31, 2006.  At March 31, 2007 and December 31, 2006, approximately $0.1 million and $0.2 million was accrued, respectively.

Line of Credit:

As a condition precedent to the Note financing (see Note K), the Company was required to repay any amounts outstanding under the credit facility and cancel the agreement with Silicon Valley Bank (the “Bank”).  The Company no longer has a credit facility with the Bank.  Under the Loan Agreement in place as of April 1, 2006, there was $2.0 million outstanding as of April 1, 2006.  Under the terms of the Loan Agreement, the Bank agreed to provide the Company with a credit line of up to $7.0 million.  The Loan Agreement was secured by most of the assets of the Company and advances under the Loan Agreement were limited to 80% of eligible receivables and up to $1.0 million based on the levels of eligible inventory.  Interest on outstanding borrowings accrued at the Bank’s prime rate of interest plus 1.5% per annum.  In addition, the Loan Agreement provided the ability to borrow up to $3,000,000 on a revolver basis paying only interest provided that the Company remained in compliance with all financial covenants, as defined.  In addition, the Company agreed to pay to the Bank a collateral handling fee of $750 per month and agreed to the following additional fees: (i) $25,000 commitment fee; (ii) an unused line fee in the amount of 0.5% per annum; and (iii) an early termination fee of 0.5% of the total credit line if we terminated the Loan Agreement within the first six months.  The Loan Agreement contained certain financial covenants relating to tangible net worth, as defined.

Note I. Restructuring Costs

On September 19, 2006, the Board of Directors approved a plan to close the Company’s Worcester, Massachusetts manufacturing facility by approximately December 31, 2006 in furtherance of the Company’s continuing efforts to streamline operations and reduce its operating costs.

As of December 31, 2006, approximately $1.6 million had been incurred by the Company related to the restructuring.  This charge represents approximately $42,000 related to employee severance, $45,000 related to employee retention payments and $0.2 million in impairment charges related to property, plant and equipment.  In addition, on December 22, 2006, the Company came to an agreement with the landlord of the Worcester facility whereby the Company would issue 850,000 shares of common stock in exchange for allowing the Company to terminate the lease early.  The stock was issued to the landlord on January 3, 2007.  The Company recorded a restructuring charge in the period ended December 31, 2006 in the amount of $1.1 million related to this agreement and approximately $0.2 million related to the revaluation of investor warrants.  The Company paid all remaining amounts related to the restructuring during the quarter ended March 31, 2007 and did not incur any additional costs during the period associated with the restructuring.

The following is a summary of the Company’s accrued restructuring costs at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Severance costs and payroll-related costs	$—	$78,326
Facility costs	$—	$1,122,000
Accrued restructuring costs	$—	$1,200,326

Note J. Product Warranties

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

The following is a summary of the Company’s accrued warranty activity for the following periods:

	Three Months Ended
	March 31, 2007	April 1, 2006
Balance at beginning of period	$679,747	$556,314
Provision	105,953	83,900
Usage	(105,535)	(194,051)
Balance at end of period	$680,165	$446,163

Note K. Convertible Debt Instruments and Warrant Liabilities

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

•                  Warrant As to purchase up to an aggregate of 3,636,368 shares of the Company’s common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants; and

•                  Warrant Bs to purchase up to an aggregate of 3,636,368 shares of the Company’s common stock at a price of $1.68 per share for a period of 90 trading days beginning the later of six months from the date of such warrants and the date the Securities and Exchange Commission (the “SEC”) declares effective a shelf registration statement covering the resale of the common stock underlying the securities issued in the Private Placement (the “Registration Statement”); to the extent the Warrant Bs are exercised, the Purchasers will receive additional warrants, as described below.

In connection with the Private Placement, the Company also entered into a Security Agreement, dated July 19, 2006, with the Purchasers, pursuant to which the Company granted the Purchasers a security interest in all of its right, title and interest in, to and under all of the Company’s personal property and other assets, including its ownership interest in the capital stock of its subsidiaries, as security for the prompt payment in full of all amounts due and owing under the Notes. The following is a summary of the material provisions of the Purchase Agreement, the Notes, the Warrant As and the Warrant Bs.

Securities Purchase Agreement

As noted above, the Purchase Agreement provided for the issuance and sale to the Purchasers of the Notes, the Warrant As and the Warrant Bs for an aggregate purchase price of $12,000,000. Other significant provisions of the Purchase Agreement include:

•                  the requirement that the Company pay off all amounts outstanding under our credit facility with Silicon Valley Bank

•                  for so long as the Notes are outstanding, the obligation that the Company offer to the Purchasers the opportunity to participate in subsequent securities offerings (up to 50% of such offerings), subject to certain exceptions for, among other things, certain underwritten public offerings and strategic alliances;

•                  for so long as the Notes are outstanding, the obligation that the Company not incur any indebtedness that is senior to, or on parity with, the Notes in right of payment, subject to limited exceptions for purchase money indebtedness and capital lease obligations; and

Senior Secured Convertible Notes

The Notes have an aggregate principal amount of $12 million and are convertible into shares of the Company’s common stock at a conversion price of $1.65, subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges.

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

75% of the original principal amount of the Notes is to be repaid in 18 equal monthly installments ($500,000 per month) beginning on February 28, 2007. Such principal payments may be made in cash or, at the Company’s option if certain equity conditions are satisfied, in shares of our common stock. If principal is paid in shares of common stock, the price per share will be the lesser of (i) the conversion price or (ii) a 10% discount to the volume weighted average price for the 20 trading days preceding the payment date. At any time following the 24-month anniversary of the issuance of the Notes, the holders may elect to require the Company to redeem for cash all or any portion of the outstanding principal on the Notes; provided, however, that on the 60 month anniversary of the issuance of the Notes, the Company will be required to redeem any remaining outstanding principal and unpaid interest. Notwithstanding the foregoing, at any time following the one year anniversary of the effective date of the Registration Statement, the Company may, under certain circumstances, redeem the Notes for cash equal to 120% of the aggregate outstanding principal amount plus any accrued and unpaid interest.

The Notes are convertible at the option of the holders into shares of the Company’s common stock at any time at the conversion price. If at any time following the one year anniversary of the effective date of the Registration Statement, the volume weighted average price per share of common stock for any 20 consecutive trading days exceeds 175% of the conversion price, then, if certain equity conditions are satisfied, the Company may require the holders of the Notes to convert all or any part of the outstanding principal into shares of common stock at the conversion price. The Notes contain certain limitations on optional and mandatory conversion, including that, absent stockholder approval of the transaction, the Company may not issue shares of common stock under the Notes in excess of 19.99% of our outstanding shares on the closing date.

•                  The Notes contain certain covenants and restrictions, including, among others, the following (for so long as any Notes remain outstanding):

•                  the Company must maintain aggregate cash and cash equivalents equal to the greater of (i) $1,000,000 or (ii) $3,000,000 minus 80% of eligible receivables (as defined in the Notes);

•                  if a change of control of the Company occurs, as defined in the Notes, the holders may elect to require the Company to purchase the Notes for 115% of the outstanding principal amount plus any accrued and unpaid interest; and

•                  the Company may not issue any common stock or common stock equivalents at a price per share less than the conversion price.

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

On December 20, 2006, in connection with the early termination of the lease for the Company’s Worcester facility (see Note I), the Company entered into a First Amendment to Securities Purchase Agreement (the “Amendment”) with certain of the Purchasers who participated in the Company’s Private Placement.

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

Accounting for the Convertible Debt Instrument and Warrants

The Company has determined that the Notes constitute a hybrid instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).   The Company has identified all of the derivatives associated with the July 19, 2006 financing, and concluded that two of the derivatives cannot be reliably measured nor reliably associated with another derivative that can be reliably measured.  As such, the Company has appropriately valued these derivatives as a single hybrid contract together with the Notes.  The contract will be remeasured at each period at the fair value with the changes in fair value recognized in the statement of operations until the Notes are settled.  As permitted under SFAS 155, the Company has irrevocably elected, as of January 1, 2007, to continue to measure the Notes and embedded derivatives in their entirety at fair value with changes in fair value recognized as either gain or loss.  The Company has determined that this election had no impact on the accounting for the Notes.

Upon issuance, the Warrant As and Warrant Bs, along with the Placement Agent Warrants (together the “Warrants”), did not meet the requirements for equity classification set forth in EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, because such warrants (a) must be settled in registered shares, (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares and (c) there is a cash-out election using a Black-Scholes valuation under various circumstances.  Therefore these Warrants are required to be accounted for as freestanding derivative instruments pursuant to the provisions of SFAS 133.  Changes in fair value are recognized as either a gain or loss in the statement of operations under the caption “change in fair value of Notes and warrants”.  In addition, the Warrant B’s are being classified as a current liability on the balance sheet as they are outstanding for less than one year.

Upon issuance of the Notes and Warrants, the Company allocated the proceeds received from the Notes and the Warrants on a relative fair value basis.  As a result of such allocation, the Company determined the initial carrying value of the Notes to be $9.4 million.  The Notes were immediately marked to fair value, resulting in a derivative liability in the amount of $16.3 million.  As of December 31, 2006, the Notes have been marked to fair value resulting in a derivative liability of $12.7 million.  As of March 31, 2007, the Notes have been marked to fair value resulting in a derivative liability of $11.6 million.  The net charge Change in Fair Value of Notes and Warrants for the three months ended March 31, 2007 was $0.5 million.

Upon issuance, the Company allocated $2.7 million of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $4.9 million and a charge to other expense of $2.2 million.  As of December 31, 2006, the Warrants have been marked to fair value resulting in a derivative liability of $2.9 million.  As of March 31, 2007, the Warrants have been marked to fair value resulting in a derivative liability of $3.1 million.  The credit to Change in Fair Value of Notes and Warrants for the three months ended March 31, 2007 was $0.2 million. The transaction costs were immediately expensed as part of the fair value adjustment.

The debt discount in the amount of $2.6 million (resulting from the allocation of proceeds) is being amortized to interest expense using the effective interest method over the expected term of the Notes.  The Company amortized approximately $0.3 million for the three months ended March 31, 2007, which is a component of interest expense.

A Summary of the changes in the fair value of the Notes and the Warrants:

	Fair Value of Notes	Fair Value of Warrant Liabilities	Total

Allocation of initial proceeds	$9,351,084	$2,648,916	$12,000,000
Transaction costs	(1,064,207)	—	(1,064,207)
Initial fair value adjustment	8,002,518	2,204,950	10,207,468
at July 19, 2006	$16,289,395	$4,853,866	$21,143,261

Amortization of debt discount	239,874	—	239,874
Restructuring charge fair value adjustment	—	193,117	193,117
Fair value adjustment	(3,788,787)	(2,126,430)	(5,915,217)
Balance December 31, 2006	$12,740,482	$2,920,553	$15,661,035

Amortization of debt discount	322,162	—	322,162
Redemptions	(1,026,440)	—	(1,026,440)
Fair value adjustment	(452,782)	217,837	(234,945)
Balance March 31, 2007	$11,583,422	$3,138,390	$14,721,812

Under the provisions of the Notes, the Company may elect to make principal and interest payments in shares of its Common Stock.  Through March 31, 2007, the Company made the following types of cash payments and issuances of Common Stock for payment of interest or principal on the Notes:

Date	Payment Type	$ value	Shares Delivered	Fair Value(2)	Fair Value Adjustment
February 28, 2007	Principal Payment	$500,000	445,899	$530,620	$30,620
May 1, 2007 (1)	Principal Payment	$500,000	381,400	$495,820	$(4,180)
		$1,000,000	827,299	$1,026,440	$26,440

(1)       On April 30, 2007 the Company delivered an additional 62,961 shares of Common Stock to settle the May 1, 2007 principal payment.  As a result, the Company will record an adjustment to the fair value of the Notes in the amount of $77,442 in its results of operations for its second quarter ending on June 30, 2007.

(2)       The fair value is calculated by taking the Company’s stock price on the date of the payment multiplied by the number of shares issued.  The difference between the fair value and the payment amount is netted in the fair value adjustment for the period in the Company’s results of operations.

In addition, the board of directors elected to make the June 1, 2007 principal payment in shares of Common Stock.  As a result of this decision, the Company was required on April 28, 2007 to make a prepayment of 449,774 shares of common stock based on 90% of the 20-day Volume Weighted Average Price (“VWAP”) through April 28, 2007 divided by the principal payment due.  On or about June 1, 2007, the Company will be required to reconcile this estimate which could result in the issuance of additional shares of Common Stock to settle the actual amount due.

Note L. Redeemable Convertible Series B Preferred Stock

On October 31, 2003, the Company completed a $7.7 million equity transaction involving the issuance of 1,535 shares of its Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and warrants to purchase up to 1,228,000 shares of the Company’s Common Stock, to accredited investors (the “October 2003 Financing Transaction”).   In connection with the October 2003 Financing Transaction, the Company issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock is convertible into a number of shares of Common Stock equal to $5,000 divided by the conversion price of the Series B

Preferred Stock, which was initially $2.50.  As of March 31, 2007 and December 31, 2006, 345 shares of Series B Preferred Stock were outstanding.

As a result of the issuance of 850,000 shares of Common Stock to the Worcester landlord on January 3, 2007, the Company was required to adjust the conversion price of the remaining 345 shares of Series B Preferred Stock outstanding at that time in accordance with the anti-dilution provisions of the Series B Preferred Stock.  These shares of Series B Preferred Stock have a liquidation preference of $5,000 per share and are convertible into a number of shares of Common Stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which, as a result of the issuance to the landlord, was adjusted from $2.07 per share to $2.04 per share. As of January 3, 2007, the liquidation preference of the remaining 345 shares of Series B Preferred Stock was $1,725,000, and the shares of Series B Preferred Stock were convertible into 845,588 shares of Common Stock, after adjustment.  The issuance of Common Stock to the landlord resulted in an additional adjustment of $16,912, which was recorded as interest expense for the quarter ended March 31, 2007 (see Note I.  Restructuring Costs).

As a result of the issuance of shares of Common Stock to the landlord, the Company recorded the following non-cash charges as interest expense in its Statement of Operations during the quarter ended March 31, 2007:

Security	Conversion/ Exercise Price	Adjusted Conversion/ Exercise Price	Interest Expense
Redeemable Convertible Series B Preferred Stock	$2.07	$2.04	$16,912

As a result of the issuance of shares of Common Stock in lieu of the first principal payment on the Notes, due February 28, 2007,  the Company was required to adjust the conversion price of the remaining 345 shares of Series B Preferred Stock outstanding at that time in accordance with the anti-dilution provisions of the Series B Preferred Stock.  These shares of Series B Preferred Stock have a liquidation preference of $5,000 per share and are convertible into a number of shares of Common Stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which, as a result of the issuance in lieu of cash for the principal payment due February 28, 2007, was adjusted from $2.04 per share to $2.03 per share. As of, February 28, 2007,  the liquidation preference of the remaining 345 shares of Series B Preferred Stock was $1,725,000, and the shares of Series B Preferred Stock were convertible into 849,754 shares of Common Stock, after adjustment.  The issuance of Common Stock in lieu of cash resulted in an additional adjustment of $8,498, which was recorded as interest expense for the quarter ended March 31, 2007 (see Note K. Convertible Debt Instruments and Warrant Liabilities).

As a result of the issuance of shares of Common Stock in lieu of cash for the principal payment due on February 28, 2007, the Company recorded the following non-cash charges as interest expense in its Statement of Operations during the quarter ended March 31, 2007:

Security	Conversion/ Exercise Price	Adjusted Conversion/ Exercise Price	Interest Expense
Redeemable convertible Series B Preferred Stock	$2.04	$2.03	$8,498

Note M. Stock Option Plans

Stock Option Plans

Under the Company’s 1992, 1994, 1996, 1998, 1999, 2000, 2002 and 2005 Stock Option Plans (collectively, the “Plans”), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase up to a total of 7,250,000 shares of the Company’s common stock. At March 31, 2007, 1,203,411 of the 7,250,000 shares available for grant under the Plans have been granted.

The Plans are subject to the following provisions:

•                  The aggregate fair market value (determined as of the date the option is granted) of the Company’s common stock that any employee may purchase in any calendar year pursuant to the exercise of qualified options may not exceed $100,000. No person who owns, directly or indirectly, at the time of grant of a qualified option to him or her, more than 10% of the total combined voting power of all classes of stock of the Company shall be eligible to receive any qualified options under the Plans unless the exercise price is at least 110% of the fair market value of the Company’s common stock subject to the option, determined on the date of grant.  Non-qualified options are not subject to this limitation.

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

The following table summarizes activity of the Company’s stock plans since December 31, 2005:

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(years)	Value
Outstanding at December 31, 2005	3,778,095	$3.89	7.00
Grants	1,000,500	$2.48
Exercises	(229,850)	$1.37
Cancellations	(92,000)	$2.82
Outstanding at December 31, 2006	4,456,745	$3.73	6.71	$130,060
Grants	9,500	$1.30
Exercises	(5,000)	$0.63
Cancellations	(96,750)	$2.24
Outstanding at March 31, 2007	4,364,495	$3.76	6.51	$174,567

Exercisable at March 31, 2007	3,759,245	$3.96	6.08	$167,672

Information relating to stock options outstanding as of March 31, 2007 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price

$0.41 to $1.39	699,450	7.87	$1.09	593,450	$1.05
$1.42 to $1.76	961,500	8.07	$1.67	936,250	$1.66
$1.78 to $2.05	724,633	5.23	$2.00	703,383	$2.01
$2.07 to $2.95	835,250	8.98	$2.72	382,500	$2.52
$3.05 to $9.00	627,412	3.55	$5.66	627,412	$5.66
$9.20 to $17.563	508,750	3.14	$13.03	508,750	$13.03
$17.70 to $17.75	7,500	3.61	$17.75	7,500	$17.75
$0.41 to $17.75	4,364,495	6.51	$3.76	3,759,245	$3.96

Options for the purchase of 3,786,745 shares were exercisable at December 31, 2006, with a weighted average exercise price of $3.95.

The Company had no unvested shares of restricted stock outstanding as of December 31, 2006 and March 31, 2007.

As of March 31, 2007, there was approximately $0.8 million of total unrecognized costs related to non-vested share-based compensation arrangements granted under the Plans.  The Company expects to recognize the cost over a weighted average period of approximately 1.1 years.  Options to purchase 5,000 shares were exercised during the three months ended March 31, 2007, and these options had an intrinsic value of approximately $6,093 on their date of exercise. Options to purchase 91,750 shares were exercised during the three month period ended April 1, 2006, and these options had an intrinsic value of $0.2 million on the date of exercise.

During 2000, the Company granted 216,000 non-qualified stock options to employees at an exercise price of $17.56 per share outside of the Plans. As of March 31, 2007 and December 31, 2006, 21,000 of these options were outstanding, which are included in the above table. As of March 31, 2007 and December 31, 2006, an additional 195,000 shares,  included above were available outside of the Plans for future grants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement

You should read the following discussion and analysis in conjunction with our consolidated financial statements and notes in Item 1 of this report and with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In addition to the historical information contained in this report, this report contains or incorporates by reference forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934.  You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “intends,” “estimates,” and similar expressions, whether in the negative or in the affirmative.  Such forward-looking statements includes those related to expected revenue growth, our ability to continue to make interest and principal payments on our Notes in shares of our common stock, our ability to achieve our business plan, and our ability to reduce costs in the future.  Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, these forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.  We caution that these statements are qualified by various factors that may affect future results, including the following: business conditions within the distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive industries and the world economies as a whole; technology developments and contract research and development for both the government and commercial sectors; the ability of our new products in penetrating the distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive markets.  This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, including particularly Part I, Item 1A, “Risk Factors.”

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

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, receivable reserves, inventory reserves, goodwill and intangible assets, convertible debt instruments and warrant liabilities, contract losses and income taxes. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates were discussed with our Audit Committee.

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

We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed upon the final indirect cost rates for the fiscal year ended September 30, 2003. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of March 31, 2007 and December 31, 2006, we had no accruals for anticipated contract losses.

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

Inventory

We value our inventory at the lower of actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We periodically review inventory quantities on hand and record a provision for excess or obsolete inventory based primarily on our estimated forecast of product demand, as well as based on historical usage. Due to the custom and specific nature of certain of our products, demand and usage for products and materials can fluctuate significantly. A significant decrease in demand for our products could result in a short-term increase in the cost of inventory purchases and an increase of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

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

We determine the fair value of each of the reporting units based on a discounted cash flow income approach. The income approach indicates the fair value of a business enterprise based on the discounted value of the cash flows that the business can be expected to generate in the future. This analysis is largely based upon projections prepared by us and data from sources of publicly available information available at the time of preparation. These projections are based on management’s best estimate of future results. In making these projections, we consider the markets we are addressing, the competitive environment and our advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. In addition, we perform a high level assessment of the overall likelihood that we would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows.

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

We determine the fair value of certain of the long-lived assets based on a discounted cash flow income approach. The income approach indicates the fair value of a long-lived asset based on the discounted value of the cash flows that the long-lived asset can be expected to generate in the future over the life of the long-lived asset. This analysis is based upon projections prepared by us. These projections represent management’s best estimate of future results. In making these projections, we consider the markets we are addressing, the competitive environment and our advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. In addition, we perform a high level assessment of the overall likelihood that we would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows.

Convertible Debt Instruments and Warrant Liabilities

We account for our senior secured convertible notes (the “Notes”) and associated warrants in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Our Notes include features that qualify as embedded derivatives, such as (i) the holders’ conversion option, (ii) our option to settle the Notes at the scheduled dates in cash or shares of our common stock, and (iii) premiums and penalties we would be liable to pay in the event of default.  As permitted under SFAS 155, we have irrevocably elected, as of January 1, 2007, to measure the Notes in their entirety at fair value with changes in fair value recognized as either gain or loss.

We record interest expense under our Notes based on the greater of (i) 7% or (ii) the six-month LIBOR in effect at the time plus 350 basis points, as well as the amortization of the debt discount, which we compute using the effective interest method.  The debt discount represents the difference between our gross proceeds of $12.0 million and the fair value of the convertible debt upon issuance, after separately valuing the investor warrants, the placement agent warrants and the Notes on a relative fair value basis.  By amortizing the debt discount to interest expense, rather than recognizing it as a change in fair value of the convertible debt instrument and warrants, which is a separate line item in our statement of operations, we believe our interest expense line item more appropriately reflects the cost of the debt associated with our Notes.

We determined the fair values of our Notes, investor warrants and placement agent warrants in consultation with valuation specialists, using valuation models we consider to be appropriate. Our stock price has the most significant influence on the fair value of our Notes and our warrants. An increase in our common stock price would cause the fair values of both the Notes and warrants to increase, because the conversion and exercise prices, respectively, of such instruments are fixed at $1.65 and $1.68 per share, respectively, and result in a charge to our statement of operations. A decrease in our stock price would likewise cause the fair value of the convertible Notes and the warrants to decrease and result in a credit to our statement of operations. If the price of our common stock were to decline significantly, however, the decrease in the fair value of the Notes would be limited by the instrument’s debt characteristics. Under such circumstances, our estimated cost of capital would become another significant variable affecting the fair value of the Notes.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of approximately $47.4 million as of December 31, 2006, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities.  The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized.  A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalties (if applicable) on that excess.  FIN 48 requires a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to the accrued interest and penalties for unrecognized tax benefits.  Discussion is also required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next twelve months.

We adopted the provisions of FIN 48 on January 1, 2007.  We did not recognize any decrease in the liability for unrecognized tax benefits as a result of the adoption.

As of December 31, 2006, we had federal and state NOL carry forwards and federal and state R&D credit carry forwards, which may be available to offset future federal and state income tax liabilities which expire at various dates starting in 2007 and going through 2026. Utilization of the NOL and R&D credit carry forwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. We have not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL or R&D credit carry forwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carry forwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. We do not expect to have any taxable income for the foreseeable future.

We did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying financial statements.  We do not expect any material changes to the unrecognized benefits within 12 months of the reporting date.

Results of Operations

Three Months Ended March 31, 2007 (“2007”) Compared to Three Months Ended April 1, 2006 (“2006”)

Product Revenue.  Total product revenue for 2007 decreased approximately $0.1 million or 1.9 % from $6.7 million in 2006 to $6.6 million in 2007.

	Three Months Ended
	(in thousands)
Division	March 31, 2007	April 1, 2006	$ Change	% Change
Power Systems, US	$735	$1,791	$(1,056)	-59.0%
Power Systems, Canada	3,604	2,302	1,302	56.5%
Electronics	2,194	2,568	(374)	-14.6%
Total product revenue	$6,533	$6,661	$(128)	-1.9%

The increase of $1.3 million in revenue in 2007 in the Power Systems, Canada division, as compared to 2006, was largely due to an increase in Solar Converter line revenue of approximately $2.2 million which was partially offset by decreases in the following lines of business:

•      Fuel Cell Inverter line revenues decreased approximately $0.4 million,

•      Industrial power supplies decreased approximately $0.3 million, and

•      Frequency convert line revenue decreased approximately $0.1 million

The decrease of $1.1 million in revenue in 2007 in the Power Systems US division, as compared to 2006, was largely due to the following:

•      Motor product line revenues decreased by approximately $0.1 million,

•      MagLev product line revenue decreased approximately $0.6 million, and

•      Test and Measurement product line revenue decreased approximately $0.4 million.

Revenues in the Electronics division decreased approximately $0.4 million.  The decrease was primarily due to decreased sales of $0.5 million to government customers as compared to 2006 and to a lesser extent increases in sales to commercial non-government customers of $0.1 million.

Funded research and development and other revenue.  Funded research and development and other revenue increased from $0.9 million in 2006 to $1.8 million in 2007.  The increase in revenue is due to an increase in revenue from our commercial customers of $0.7 million and an increase in revenue of $0.2 million on our government contracts.

Cost of product revenue.  Cost of product revenue increased $0.5 million, or 9.0%, from $5.8 million in 2006 to $6.4 million in 2007.

	Three Months Ended
	(in thousands)
Division	March 31, 2007	April 1, 2006	$ Change	% Change
Power Systems, US	$1,025	$1,335	$(310)	-23.2%
Power Systems, Canada	3,705	2,413	1,292	53.5%
Electronics	1,640	2,097	(457)	-21.8%
Total cost of product revenue	$6,370	$5,845	$525	9.0%

The increase was primarily attributable the mix of products sold during the period and higher revenues compared to fiscal 2006 in our Power Systems, Canada division.  This increase was offset, in part, by a decrease in overhead costs during the period in our Power Systems, US division and, in part, by a decrease in the cost of product revenue due to a decrease in revenue and lower material and overhead costs during the period in our Electronics division.

Gross Margin. Gross margins on product revenue decreased from 12% for 2006 to 4% in 2007.  Gross margin by division is broken out below.

	Three Months Ended
Division	March 31, 2007	April 1, 2006
Power Systems, US	-39%	25%
Power Systems, Canada	-3%	-5%
Electronics	25%	18%
Total gross margin %	2%	12%

In our Power Systems, US division, the decrease in gross margin by 64% is a direct result of a decrease in revenue and the absorption of overhead costs. Our Power Systems, Canada division had an increase in gross margin of 2% partially due to a change in the product mix and increased revenues.  The increase in gross margin of 7% in our Electronics division is primarily due to mix of products sold resulting in lower material costs.

Funded research and development and other revenue expenses.  Funded research and development and other revenue expenses increased by approximately $0.4 million, or 39%, from $1.0 million in 2006 to $1.4 million in 2007.   The gross margin on funded research and other revenue increased from (3)% in 2006 to 24% in 2007. This increase is a due to the increase in revenue for 2007 and an increased efficiency in our engineering labor.

Unfunded research and development expenses.  We expended approximately $0.7 million on unfunded research and development in 2007 compared with approximately $0.6 million spent in 2006.  The spending in 2007 and 2006 was related primarily to unfunded engineering in our Electronics and Power Systems, Canada divisions for the development of new products and technologies.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by approximately $0.5 million, or 16%, from $3.3 million in 2006 to $2.8 million in 2007.  Approximately $0.1 million of the decrease is directly attributable to compensation costs related to the issuance of stock options to employees and directors of the Company pursuant to SFAS 123(R) charged to operations during 2006. Approximately $0.4 million of the decrease was associated with reduced corporate costs of $0.6 million offset by higher sales and marketing costs in our Power Systems, Canada division in 2007 of $0.2 million.

Amortization of intangibles.  Amortization of intangibles remained flat at $0.1 million.

Change in fair value of Notes and warrants.  The change in fair value of the Notes and warrants for 2007 was a credit of approximately $0.2 million.

Other Income (expense).  Other expense was approximately $40,000 for 2007 compared to other income of approximately $20,000 for 2006.  Other expense for 2007 consists primarily of consulting services related to the valuation of our convertible note financing transaction as well as other expenses not related to ongoing operations. Other income for 2006 consists primarily of payments received for miscellaneous items sold during the period that had previously been charged off in prior periods.

Interest income.  Interest income remained flat at $0.1 million and is directly attributable to our cash on hand.

Interest expense.  Interest expense increased $0.5 million in 2007 to $0.6 million as compared to $0.1 million in 2006.  Interest expense in fiscal 2007 includes approximately $260,000 of non-cash interest associated with payments on our Notes, approximately $300,000 in amortization of the debt discount on our July 2006 Senior Secured Notes, and approximately $30,000 of non-cash dividends on our Series B Preferred Stock, which was paid in shares of our common stock. In 2006, interest expense was primarily comprised of approximately $40,000 of non-cash dividends on the Series B Preferred Stock and $30,000 of interest expense related to our line of credit.

Liquidity and Capital Resources

As of March 31, 2007, we had approximately $5.6 million of cash, of which approximately $1.1 million was restricted.  In addition, under the terms of the Notes, we are required, for so long as any Notes are outstanding, to maintain aggregate cash and cash equivalents equal to the greater of (i) $1.0 million or (ii) $3.0 million minus 80% of eligible receivables (as defined therein).  Based on the level of eligible receivables, we are required to maintain aggregate cash and cash equivalents of $1.0 million.

We anticipate that our current cash will be sufficient to fund our operations at least over the next few quarters. This assumes that we will achieve our business plan and that we will be able to pay principal and interest under the Notes in shares of common stock and comply with all other terms of the Notes.  The business plan envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past.  If, however, we are unable to realize our business plan, or are unable to pay principal and interest under the Notes in shares of common stock or otherwise comply with the terms of the Notes, we may be forced to raise additional funds by selling stock or taking other actions to conserve cash, which could include selling certain assets and restructuring our Notes to allow for borrowings under another credit facility, all of which are subject to the restrictions in the purchase agreement relating to the Notes.

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

Our financial statements for fiscal year ended December 31, 2006, which are included in our Annual Report on Form 10-K filed with the SEC on April 2, 2007, contain an audit report from Vitale, Caturano and Company, PC. The audit report contains a going concern qualification, which raises substantial doubt with respect to our ability to continue as a going concern. However, our business plan, which envisions a significant improvement in results from the recent past, contemplates sufficient liquidity to fund operations at least through March 31, 2008.  The receipt of a going concern qualification may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations.

We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of March 31, 2007, we had an accumulated deficit of $162.4 million.  Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities and convertible debt, public security offerings, borrowings under our previous line of credit and capital equipment leases.

As of March 31, 2007, our cash and cash equivalents were $5.6 million, including restricted cash and cash equivalents of $1.1 million; this represents a decrease in our cash and cash equivalents of approximately $2.7 million from the $8.3 million on hand at December 31, 2006. Cash used in operating activities for the three months ended March 31, 2007 was $2.5 million as compared to $2.4 million for the three months ended April 1, 2006. Cash used in operating activities during the three months ended March 31, 2007 was primarily attributable to the net loss of approximately $3.4 million offset by non-cash items such as the change in the fair value of our Notes, depreciation and amortization, deferred revenue, non-cash compensation and consulting expense, non-cash interest expense and decreases in working capital.

Cash used in investing activities during the three months ended March 31, 2007 was $0.2 million as compared to $0.1 million for the three months ended April 1, 2006.  Cash used in investing activities during these periods was a result of capital expenditures during each of the respective periods.

Cash used in financing activities for the three months ended March 31, 2007 was approximately $0.1 million as compared to cash provided by financing activities of $0.1 million for the three months ended April 1, 2006. Net cash used in financing activities during 2007 primarily related to payments on our capital lease obligations.

Payments Due Under Contractual Obligations

We lease equipment and office space under non-cancelable capital and operating leases. The future minimum rental payments as of March 31, 2007 under the capital and operating leases with non-cancelable terms are included in the table below.  In addition, the table below details the future principal and interest payments on our Notes.

Calendar Years Ending December 31,	Capital Leases	Operating Leases	Long-Term Debt

2007	$82,759	$829,959	$5,782,952
2008	—	$967,614	$3,876,579
2009	—	$825,537	$361,001
2010	—	$523,797	$361,001
2011	—	$159,408	$3,202,013
Thereafter	—	$—	—
Total	$82,759	$3,306,315	$13,583,546

Long-term debt consists of scheduled principal and interest payments on our Notes.  Principal is payable in 18 equal installments, which represents 75% of the Notes, with the remaining 25%, at the election of the investor, is either (i) due on the 18th month or (ii) due on the 60th month.  Principal payments, representing 75% of the Notes, commenced on February 28, 2007.  The Notes accrue interest at the greater of (i) 7% or (ii) six month LIBOR plus 350 basis points.  At December 31, 2006, the six month LIBOR was 5.4%.  For purposes of the schedule above, interest for all periods has been calculated using the December 31, 2006 six month LIBOR plus 350 basis points as this rate was greater than 7%.  Principal and interest may be paid, at our option, in cash of shares of our common stock.  Because investors may convert principal into common stock at any time, at their option, the timing of principal and interest payments may accelerate relative to this schedule.  See Note “K” to our unaudited consolidated financial statements filed with this quarterly report for a history of principal and interest payments regarding the Notes.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities. At March 31, 2007, $11.0 million was outstanding on the Notes.  Interest on the Notes accrues at a rate equal to the greater of (i) 7% per annum or (ii) the six month LIBOR plus 350 basis points, currently 8.9%.  Our ability to carry out our business plan or our ability to finance future working capital requirements may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.  We account for the Notes and warrant liability on a fair value basis, and changes in share price and market interest rates will affect our earnings but will not affect our cash flows, assuming that we are able to make interest payments due on the Notes in shares of our common stock.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2007. While we have identified certain internal control deficiencies, which are discussed below, our evaluation indicated that these deficiencies did not impair the effectiveness of our overall disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2007 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

(b) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to routine litigation and proceedings in the ordinary course of business.

On May 19, 2006, we filed a suit in the U.S. District Court, District of Massachusetts, against one of our customers.  The suit demands full payment of all outstanding amounts due us from our customer.  The customer filed a counterclaim that we believed was without merit.  The suit was settled on March 9, 2007.

We are not aware of any current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or net cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

Not applicable.

Item 3. Defaults Upon Senior Securities:

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders:

Not applicable

Item 5. Other Information:

Not applicable.

Item 6. Exhibits:

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SATCON TECHNOLOGY CORPORATION
Date: May 14, 2007	By:

/s/ DAVID E. O’NEIL
David E. O’Neil Vice President, Finance and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002