Form 10-Q
period 2007-06-30
SATCON TECHNOLOGY CORP
filed 2007-08-09
CIK 889423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Common Stock, $0.01 Par Value,
48,321,097 shares outstanding as of August 1, 2007.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,833,797	$7,190,827
Restricted cash and cash equivalents	84,000	84,000
Accounts receivable, net of allowance of $193,506 and $792,245 at June 30, 2007 and December 31, 2006, respectively	9,240,562	8,549,923
Unbilled contract costs and fees	311,743	267,247
Inventory	14,396,715	7,945,874
Prepaid expenses and other current assets	3,394,063	756,884

Total current assets	$29,260,880	$24,794,755
Property and equipment, net	2,891,034	2,783,900
Goodwill, net	704,362	704,362
Intangibles, net	990,883	1,224,488
Restricted cash	1,000,000	1,000,000
Other long-term assets	71,382	69,782

Total assets	$34,918,541	$30,577,287

LIABILITIES AND STOCKHOLDERS’ Deficit
Current liabilities:
Current portion of long-term debt	$41,689	$123,219
Accounts payable	6,819,982	4,538,569
Accrued payroll and payroll related expenses	1,615,970	1,449,185
Other accrued expenses	3,157,051	2,405,447
Accrued restructuring costs.	—	1,200,326
Current portion of senior secured convertible notes.	5,500,000	5,500,000
Current portion of warrant liability	—	436,919
Deferred revenue	13,103,405	5,834,537
Total current liabilities	$30,238,097	$21,488,202
Redeemable convertible Series B preferred stock (345 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively; face value $5,000 per share; liquidation preference $1,725,000)	1,725,000	1,725,000
Long-term senior secured convertible notes, net of current portion	4,259,446	7,240,482
Long-term warrant liability, net of current portion	2,542,489	2,483,634
Other long-term liabilities	105,643	108,049
Total liabilities	38,870,675	$33,045,367

Commitments and contingencies (Note H)

Stockholders’ deficit:
Common stock; $0.01 par value, 100,000,000 shares authorized; 43,967,441 and 40,105,073 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	$439,675	$401,051
Additional paid-in capital	161,571,515	156,379,193
Accumulated deficit	(166,112,865)	(158,991,838)
Accumulated other comprehensive loss	149,541	(256,486)
Total stockholders’ deficit	$(3,952,134)	$(2,468,080)
Total liabilities and stockholders’ deficit	$34,918,541	$30,577,287

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Revenue:
Product revenue	$9,919,486	$6,852,666	$16,452,072	$13,513,223
Funded research and development and other revenue	1,774,666	1,250,491	3,559,845	2,196,772

Total revenue	$11,694,152	$8,103,157	$20,011,917	$15,709,995

Operating costs and expenses:
Cost of product revenue	10,044,974	6,675,853	16,415,446	12,520,998
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	1,312,047	1,100,077	2,668,846	2,078,084
Unfunded research and development expenses	645,603	512,819	1,323,012	1,072,901
Total research and development and other revenue expenses	$1,957,650	$1,612,896	$3,991,858	$3,150,985
Selling, general and administrative expenses	3,113,879	3,393,602	5,937,720	6,752,976
Amortization of intangibles	83,773	111,671	193,594	223,342
Gain on sale of assets held for sale	—	(189,960)	—	(189,960)
Total operating costs and expenses	$15,200,276	$11,604,062	$26,538,618	$22,458,341

Operating loss	$(3,506,124)	$(3,500,905)	$(6,526,701)	$(6,748,346)
Change in fair value of notes and warrants	385,035	—	584,628	—
Other (loss) income	(24,925)	42,535	(65,479)	63,371
Interest income	36,692	57,483	122,231	152,782
Interest expense	(626,322)	(85,568)	(1,235,706)	(188,116)
Net loss	$(3,735,644)	$(3,486,455)	$(7,121,027)	$(6,720,309)

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.09)	$(0.09)	$(0.17)	$(0.17)
Weighted average number of common shares, basic and diluted	42,869,473	39,114,884	42,132,067	38,819,563

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the six months ended June 30, 2007
(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit	Comprehensive Loss
Balance, December 31, 2006	40,105,073	$401,051	$156,379,193	$(158,991,838)	$(256,486)	$(2,468,080)
Net loss				(7,121,027)	—	(7,121,027)	$(7,121,027)
Issuance of common stock to 401(k) Plan	235,778	2,358	282,745	—	—	285,103	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock	7,250	72	682	—	—	754	—
Issuance of common stock in connection with the termination of Worcester lease	850,000	8,500	1,113,500	—	—	1,122,000	—
Issuance of common stock in lieu of cash principal payments on July 19, 2006 Notes	2,303,072	23,031	2,795,691	—	—	2,818,722	—
Issuance of common stock in lieu of cash interest on July 19, 2006 Notes	432,275	4,323	552,418	—	—	556,741	—
Employee stock-based compensation	—	—	336,896	—	—	336,896	—
Issuance of common stock in lieu of six-months dividend on redeemable convertible Series B preferred stock	33,993	340	68,660	—	—	69,000
Adjustment to conversion price of Series B preferred stock, due to anti-dilution provisions	—	—	41,730	—	—	41,730	—
Foreign currency translation adjustment	—	—	—	—	406,027	406,027	406,027
Comprehensive loss	—	—	—	—	—	—	$(6,715,000)
Balance, June 30, 2007	43,967,441	$439,675	$161,571,515	$(166,112,865)	$149,541	$(3,952,134)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net loss	$(7,121,027)	$(6,720,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets held for sale	—	(189,960)
Depreciation and amortization	829,039	761,616
Provision for uncollectible accounts	(11,973)	114,398
Provision for excess and obsolete inventory	209,954	150,000
Non-cash compensation expense, including stock based compensation costs of $336,895 and $689,414 for the six months ended June 30, 2007 and July 1, 2006, respectively	622,795	988,348
Change in fair value of senior secured convertible notes and investor and placement agent warrant liability	(584,628)	—
Non-cash interest expense	1,143,133	92,373
Changes in operating assets and liabilities:
Accounts receivable	(678,666)	(857,815)
Unbilled contract costs and fees	(44,496)	(99,668)
Prepaid expenses and other current assets	(2,637,179)	29,983
Inventory	(6,660,795)	(652,889)
Other long-term assets	(1,600)	242,345
Accounts payable	2,281,413	152,092
Accrued payroll and payroll related expenses and other expenses	306,286	15,671
Accrued restructuring	(78,326)	—
Accrued loss on contract.	679,895	—
Deferred revenue	7,268,868	34,507
Other liabilities	(2,406)	(223,579)
Total adjustments	2,641,314	557,422
Net cash used in operating activities	$(4,479,713)	$(6,162,886)
Cash flows from investing activities:
Net proceeds from sale of assets	—	197,309
Purchases of property and equipment	(702,568)	(190,313)
Net cash provided by (used in) investing activities	(702,568)	6,996
Cash flows from financing activities:
Repayment of long-term debt	(81,530)	(77,633)
Repayment of Senior Secured Convertible Notes	(500,000)	—
Net proceeds from exercise of warrants and options to purchase common stock	754	309,788
Net cash provided by (used in) financing activities	(580,776)	232,115
Effect of foreign currency exchange rates on cash and cash equivalents	406,027	53,422
Net decrease in cash and cash equivalents	(5,357,030)	(5,870,313)
Cash and cash equivalents at beginning of period, including restricted cash and cash equivalents	7,274,827	9,278,720
Cash and cash equivalents at end of period, including restricted cash and cash equivalents	$1,917,797	$3,408,407
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-Cash Investing and Financing Activities:
Anti-dilution adjustment for Series B preferred stock and warrants	$41,730	$—
Employee stock-based compensation	$336,896	$689,414
Common stock issued related to 401(k) contributions	$285,103	$298,934
Common stock issued in lieu of interest on Senior Secured Notes	$556,741	$—
Common stock issued for principal payment on Senior Secured Notes	$2,818,722	$—
Common stock issued in lieu of dividends on redeemable convertible Series B Preferred Stock.	$69,000	$82,777
Amortization of debt discount associated with the valuation of the Senior Secured Notes	$544,252	$—
Interest and Income Taxes Paid:
Interest	$270,000	$95,744
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 (“2007”) AND July 1, 2006 (“2006”)
(Unaudited)

Note A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its wholly-owned subsidiaries (collectively, the “Company”) as of June 30, 2007 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

On July 17, 2007, the holders of the Company’s Warrant Bs exercised such warrants in full, acquiring 3,636,638 shares of common stock at $1.31 per share.  The Company received proceeds of approximately $4.8 million.  To entice the holders of the Warrant Bs to exercise such warrants the Company reduced the exercise price from $1.68 to $1.31 per share.  As a result of reducing the exercise price the Company will record a charge to operations in its fiscal third quarter ending September 30, 2007related to the warrant modification.  Pursuant to the original terms of the Warrant Bs, upon exercise of the Warrant Bs, the warrant holders were entitled to receive additional warrants (“Warrant Cs”) to purchase a number of shares of common stock equal to 50% of the number of shares of common stock purchased upon exercise of the Warrant Bs.  As a result of the full exercise of the Warrant Bs, the holders received Warrant Cs to purchase 1,818,187 shares of common stock at an exercise price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants.  After the issuance of these shares of common stock, due to Nasdaq limitations, the Company has only approximately 570,874 shares remaining as of August 1, 2007 for issuance upon conversion of, or as principal and interest payments on, the Company’s senior secured convertible notes (the “Notes”), of which approximately $8.0 million is outstanding as of August 1, 2007.  The Company intends to seek shareholder approval to allow it to issue additional shares of common stock under the Notes, including as principal and interest payments.  Absent shareholder approval, the Company expects to use up its remaining available shares in the fourth quarter of fiscal 2007.

The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each of the past ten years. As of June 30, 2007, it had an accumulated deficit of $166.1 million since inception. During the three and six months ended June 30, 2007, the Company incurred a loss from operations of approximately $3.5 million and $6.5 million, respectively, while using net cash from operations of approximately $4.5 million for the six month period ended June 30, 2007.  The Company’s restricted cash balances at June 30, 2007 and December 31, 2006 were $1,084,000.

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

The Company anticipates that its current cash, including proceeds from the exercise of the Warrant Bs, will be sufficient to fund its operations over the next two quarters, subject to the assumptions that follow.  First, this assumes the Company achieves its business plan. The business plan envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past.  Second, this assumes that the Company will be able to make payments of principal and interest under its Senior Secured Convertible Notes (the “Notes”) in shares of common stock and otherwise comply with the terms of the Notes. As noted above, however, as of August 1, 2007 the Company has 570,874  shares of common stock available for issuance upon conversion of, or as principal and interest on, the Notes (due to Nasdaq limitations), of which approximately $8.0 million is outstanding as of August 1, 2007.  While the Company plans on seeking shareholder approval to allow it to issue additional shares of common stock under the Notes, including as principal and interest payments, there can be no assurance that such shareholder approval will be obtained.  If the Company fails to obtain such shareholder approval, the Company would be required to pay principal and interest installments in cash, which would require it to dedicate a substantial portion of its cash flows from operations and other capital resources to these payments.  Accordingly, if the Company is unable to realize its business plan or is unable to pay principal and interest under the Notes in shares of common stock, or otherwise comply with the terms of the Notes, the Company will be forced to raise additional funds in the near future in order to sustain operations by selling equity or taking other actions to conserve its cash position, which could include selling of certain assets and incurring additional indebtedness,  subject to the restrictions contained in the purchase agreement relating to the Notes and the Notes themselves.  Such actions may require the consent of the holders of the Notes, and there can be no assurance that such consent would be given.  Furthermore, there can be no assurance that we will be able to raise such funds if they are required.

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

The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of June 30, 2007 and December 31, 2006, the Company had approximately $0.7 million and $0, respectively for anticipated contract losses on commercial contracts.

Cost of product revenue includes materials, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in research and development and other revenue expenses.

Deferred revenue consists of payments received from customers in advance of services performed, product shipped or installation completed.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, overnight repurchase agreements with Silicon Valley Bank (the “Bank”) and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At June 30, 2007, the Company had approximately $1.1 million invested in a money market account with a national bank. At June 30, 2007 and December 31, 2006, the Company had restricted cash as indicated in the table below. In addition, at June 30, 2007 and December 31, 2006, the Company had overnight repurchase agreements with the Bank of $1,500,797 and $296,844, respectively.

Restricted Cash	June 30, 2007	December 31, 2006
Senior Secured notes	$1,000,000	$1,000,000
Security deposits	34,000	34,000
Certificates of Deposit	50,000	50,000
Total restricted Cash	$1,084,000	$1,084,000

Under the terms of the Notes, the Company is required, for so long as any Notes are outstanding, to maintain aggregate cash and cash equivalents equal to the greater of (i) $1.0 million or (ii) $3.0 million minus 80% of eligible receivables (as defined therein).  Based on the level of eligible receivables, the Company is required to maintain aggregate cash and cash equivalents of $1.0 million.  The Company was in compliance with this requirement as of June 30, 2007.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders’ equity (deficit) is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions are reflected in the loss from operations and were not significant during the three and six months ended June 30, 2007 or July 1, 2006.

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

The Company recognized the full impact of its share-based compensation plans in the consolidated financial statements for the three and six months ended June 30, 2007 and July 1, 2006 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material.  The following table presents share-based compensation expense included in the Company’s consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Cost of product revenue	$12,465	$73,934	$24,931	$74,720
Funded research and development and other revenue expense	20,793	96,153	41,922	96,588
Selling, general and administrative expenses	183,940	284,767	270,042	518,106

Share based compensation expense before tax	$217,198	$454,854	$336,896	$689,414

Income tax benefit	—	—	—	—

Net compensation expense	$217,198	$454,854	$336,896	$689,414

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

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2007 and July 1, 2006 were $1.18, $1.17, $2.29 and $2.09, respectively, per option.  The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended		Six Months Ended
Assumptions:	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Expected life (1)	5.0 years - 6.25 years	5.0 years - 6.0 years	5.0 years - 6.25 years	5.0 years - 6.25 years
Expected volatility range (2)	84.7% - 86.21%	90.2% - 91.8%	84.7% - 89.9%	89.8% - 96.5%
Dividends	none	none	none	none
Risk-free interest rate (3)	4.8%	5.2% - 5.3%	4.5% - 4.8%	4.3% - 4.8%
Forfeiture Rate (4)	6.25%	6.25%	6.25%	6.25%

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

In December 2005, the Company granted 50,000 shares of restricted common stock to a senior executive as permitted under the 2005 Stock Incentive Compensation Plan.  This grant vested 12,500 shares per quarter over four quarters.  12,500 and 25,000 of these restricted shares vested during the three and  six month period ended July 1, 2006. Compensation expense for the number of shares issued is recognized over the service period and is recorded in the consolidated statement of operations as a component of selling, general and administrative expense.  For the three and six month period ended July 1, 2006, compensation expense of $13,711 and $15,235 has been recognized related to this restricted stock award.  This amount is included in the table above that presents share-based compensation expense included in the Company’s consolidated statement of operations. The entire grant was vested as of December 31, 2006.

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

Significant customers are defined as those customers that account for 10% or more of total net revenue in a fiscal year or 10% or more of accounts receivable and unbilled contract costs and fees at the end of a fiscal period.  For the three and six month period ended June 30, 2007, there were no customers that were deemed significant with regards to revenue.  At June 30, 2007, one customer had a balance equal to 17%, or $1.6 million of our outstanding gross receivables.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable, debt instruments, convertible notes and Series B preferred stock. The estimated fair values of these financial instruments approximate their carrying values at June 30, 2007 and December 31, 2006. The estimated fair values have been determined through information obtained from market sources and management estimates.

Convertible Debt Instruments and Warrant Liabilities

The Company accounts for its senior secured convertible notes (the “Notes”) and associated warrants in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The Notes include features that qualify as embedded derivatives, such as (i) the holders’ conversion option, (ii) the Company’s option to settle the Notes at the scheduled dates in cash or shares of its common stock, and (iii) premiums and penalties the Company would be liable to pay in the event of default.  As permitted under SFAS 155, the Company has irrevocably elected, as of January 1, 2007, to measure the Notes in their entirety at fair value with changes in fair value recognized as either gain or loss.

The Company records interest expense under our Notes based on the greater of (i) 7% or (ii) the six-month LIBOR in effect at the time plus 350 basis points, as well as the amortization of the debt discount, which the Company computes using the effective interest method.  The debt discount represents the difference between the Company’s gross proceeds of $12.0 million and the fair value of the convertible debt upon issuance, after separately valuing the investor warrants, the placement agent warrants and the Notes on a relative fair value basis.  By amortizing the debt discount to interest expense, rather than recognizing it as a change in fair value of the convertible debt instrument and warrants, which is a separate line item in our statement of operations, the Company believes its interest expense line item more appropriately reflects the cost of the debt associated with its Notes.

The Company determined the fair values of its Notes, investor warrants and placement agent warrants using valuation models it considers to be appropriate. The Company’s stock price has the most significant influence on the fair value of its Notes and its warrants. An increase in the Company’s common stock price would cause the fair values of both the Notes and warrants to increase, because the conversion and exercise prices, respectively, of such instruments are fixed at $1.65 and $1.68 per share, respectively, and result in a charge to our statement of operations. A decrease in the Company’s stock price would likewise cause the fair value of the convertible Notes and the warrants to decrease and result in a credit to our statement of operations. If the price of the Company’s common stock were to decline significantly, however, the decrease in the fair value of the Notes would be limited by the instrument’s debt characteristics. Under such circumstances, the Company’s estimated cost of capital would become another significant variable affecting the fair value of the Notes.

Redeemable convertible Series B Preferred Stock

The Company is currently evaluating the impact of the recent changes to EITF Topic D-98 as it relates to the classification of its redeemable convertible Series B preferred stock.   The comments made by the Securities and Exchange Commission at the June 14, 2007 Emerging Issues Task Force meeting will be applied prospectively for the first quarter beginning after September 15, 2007.

Note D. Loss per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net loss	$(3,735,644)	$(3,486,455)	$(7,121,027)	$(6,720,309)
Basic and diluted:
Common shares outstanding, beginning of period	42,113,810	38,610,662	40,105,073	38,382,707
Weighted average common shares issued during the period	755,663	504,222	2,026,994	436,856
Weighted average shares outstanding—basic and diluted	42,869,473	39,114,884	42,132,067	38,819,563

Net loss per weighted average share, basic and diluted	$(0.09)	$(0.09)	$(0.17)	$(0.17)

As of June 30, 2007 and July 1, 2006, shares of common stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive.  In addition, shares of common stock issuable upon the conversion of redeemable convertible preferred stock were excluded from the diluted weighted average common shares outstanding as their effect would also have been dilutive.   The table below summarizes the option and warrants and convertible preferred stock that were excluded from the calculation above due to their effect being antidilutive:

	June 30, 2007	July 1, 2006
Common Stock issuable upon the exercise of:
Options	4,000,370	3,746,870
Warrants	11,097,308	3,606,391

Total Options and Warrants excluded	15,097,678	7,353,261

Common stock issuable upon the conversion of senior secured convertible notes, at conversion price of $1.65 per share	5,454,545	—
Common Stock issuable upon the conversion of redeemable convertible Series B Preferred Stock	858,024	780,543

Note E. Inventory

Inventory components at the end of each period were as follows:

	June 30, 2007	December 31, 2006
Raw material	$3,840,741	$3,042,286
Work-in-process	8,442,887	2,554,871
Finished goods	2,113,087	2,348,717
	$14,396,715	$7,945,874

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

The following is a summary of the Company’s operations by operating segment for the three and six months ended June 30, 2007 and July 1, 2006:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Applied Technology:
Funded research and development and other revenue	$1,774,666	$1,250,491	$3,559,845	$2,196,772
Loss from operations, including amortization of intangibles of $78,572 and $157,144_ for the three and six months ended June 30, 2007, respectively, and $80,421 and $160,842 for the three and six month period ended July 1, 2006, respectively	$(193,267)	$(470,927)	$(376,367)	$(1,154,210)

Power Systems, US
Product revenue	$2,037,616	$849,415	$2,772,851	$2,639,956
Income (loss) from operations	$345,942	$(1,356,741)	$(411,411)	$(1,709,753)

Power Systems, Canada:
Product revenue	$5,244,536	$3,304,209	$8,848,208	$5,606,243
Loss from operations	$(2,751,268)	$(404,744)	$(4,157,819)	$(1,337,122)

Electronics:
Product revenue	$2,637,334	$2,699,042	$4,831,013	$5,267,024
Loss from operations, including amortization of intangibles of $5,201 and $36,450 for the three and six months ended June 30, 2007 and $31,250, respectively, and $62,500 for the three and month period ended July 1, 2006, respectively	$(206,579)	$(247,433)	$(329,415)	$(404,786)

Corporate:
Loss from operations	$(700,952)	$(1,021,060)	$(1,251,689)	$(2,142,475)

Consolidated:
Product revenue	$9,919,486	$6,852,666	$16,452,072	$13,513,223
Funded research and development and other revenue	$1,774,666	$1,250,491	$3,559,845	$2,196,772
Total revenue	$11,694,152	$8,103,157	$20,011,917	$15,709,995

Operating loss	$(3,506,124)	$(3,500,905)	$(6,526,701)	$(6,748,346)
Change in fair value of Notes and Warrants	385,035	—	584,628	—
Other (loss) income	(24,925)	42,535	(65,479)	63,371
Interest income	36,692	57,483	122,231	152,782
Interest expense	(626,322)	(85,568)	(1,235,706)	(188,116)
Net loss	$(3,735,644)	$(3,486,455)	$(7,121,027)	$(6,720,309)

Common assets not directly attributable to a particular segment are included in the Corporate segment. These assets include cash and cash equivalents, prepaid and other corporate assets.  The following is a summary of the Company’s assets by operating segment:

	June 30, 2007	December 31, 2006
Applied Technology:
Segment assets	$4,716,981	$2,995,181
Power Systems, US:
Segment assets	3,253,311	4,196,821
Power Systems, Canada
Segment assets	18,051,696	8,594,046
Electronics:
Segment assets	6,008,498	5,883,674
Corporate:
Segment assets	2,888,055	8,907,565
Total assets	$34,918,541	$30,577,287

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenue by geographic region based on location of customer:
United States	$10,184,541	$7,355,585	$17,985,058	$13,618,060
Rest of world	1,509,611	747,572	2,026,859	2,091,935
Total revenue	$11,694,152	$8,103,157	$20,011,917	$15,709,995

	June 30,	December 31,
	2007	2006
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:
United States	$3,761,674	$4,406,166
Rest of world	824,605	306,584
Total long-lived assets (including goodwill and intangible assets)	$4,586,279	$4,712,750

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

Note H. Commitments and Contingencies

Operating Leases

The Company leases its facilities under various operating leases that expire through October 2011.

Future minimum annual rentals under lease agreements at June 30, 2007 are as follows:

Fiscal Year
2007	$540,957
2008	$967,614
2009	$825,537
2010	$523,797
2011	$159,408
Thereafter	$—
Total	$3,017,313

Letters of Credit:

The Company utilizes a standby letter of credit to satisfy a security deposit requirement. Outstanding standby letters of credit as of June 30, 2007 and December 31, 2006 were $34,000.  The Company is required to pledge cash as collateral on these outstanding letters of credit. As of June 30, 2007 and December 31, 2006, the cash pledged as collateral for these letters of credit was $34,000 and is included in restricted cash and cash equivalents on the balance sheet.

Purchase Commitments:

In the ordinary course of business the Company enters into agreements with vendors for the purchase of goods and services through the issuance of purchase orders.  In general the majority of these purchases do not represent commitments of the Company until the goods or services are received.  In the third quarter of fiscal 2003 the Company provided for approximately $0.9 million of outstanding purchase commitments related to its Shaker and UPS product lines.  As of June 30, 2007 and December 31, 2006 the balance outstanding on these purchase commitments was $237,150.  These amounts are included in other accrued expenses in the Company’s consolidated balance sheet.

Employment Agreements:

The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined in the employment agreements. As of June 30, 2007 and December 31, 2006, the Company’s potential obligation to these employees was approximately $300,000 in total.  During the year ended December 31, 2006, the Company terminated the employment of an employee that had an employment agreement that provided for severance payments upon termination.  The Company recorded a charge to operations of approximately $250,000 related to this severance agreement as selling, general and administrative expense in its results of operations for the year ended December 31, 2006.  At June 30, 2007 and December 31, 2006, approximately $0.1 million and $0.2 million were accrued, respectively.

Line of Credit:

As a condition precedent to the Note financing (see Note K), the Company was required to repay any amounts outstanding under the credit facility and cancel the agreement with Silicon Valley Bank (the “Bank”).  The Company no longer has a credit facility with the Bank.  Under the Loan Agreement in place as of July 1, 2006, there was $2.0 million outstanding.  Under the terms of the Loan Agreement, the Bank agreed to provide the Company with a credit line of up to $7.0 million.  The Loan Agreement was secured by most of the assets of the Company and advances under the Loan Agreement were limited to 80% of eligible receivables and up to $1.0 million based on the levels of eligible inventory.  Interest on outstanding borrowings accrued at the Bank’s prime rate of interest plus 1.5% per annum.  In addition, the Loan Agreement provided the ability to borrow up to $3,000,000 on a revolver basis paying only interest provided that the Company remained in compliance with all financial covenants, as defined.

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

The following is a summary of the Company’s accrued restructuring costs at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Severance costs and payroll-related costs	$—	$78,326
Facility costs	$—	$1,122,000

Accrued restructuring costs	$—	$1,200,326

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

The following is a summary of the Company’s accrued warranty activity for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Balance at beginning of period	$680,165	$446,163	$679,747	$556,314
Provision	397,635	12,100	503,588	96,000
Usage	(155,689)	(83,518)	(261,224)	(277,569)
Balance at end of period	$922,111	$374,745	$922,111	$374,745

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

•                  Warrant As to purchase up to an aggregate of 3,636,368 shares of the Company’s common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants; and

•                  Warrant Bs to purchase up to an aggregate of 3,636,368 shares of the Company’s common stock at a price of $1.68 per share for a period of 90 trading days beginning the later of six months from the date of such warrants and the date the Securities and Exchange Commission (the “SEC”) declares effective a shelf registration statement covering the resale of the common stock underlying the securities issued in the Private Placement (the “Registration Statement”); to the extent the Warrant Bs are exercised, the Purchasers were entitled to receive additional warrants (the Warrant Cs), as described below.  Because the registration statement was declared effective on September 27, 2006, these warrants were originally exercisable for the 90 trading day period beginning six months from the date of such warrants (i.e. May 30, 2007). On December 20, 2006 the Warrant B’s were amended to extend the expiration date of the Warrant B’s issued in the Private Placement from May 30, 2007 to August 31, 2007. In addition, this amendment amended the definition of “Excluded Stock” set forth in the Purchase Agreement to enable the Company to issue up to 1.1 million shares of the Company’s common stock in connection with the early termination of the lease for the Company’s facility located in Worcester, Massachusetts, without such shares being subject to the Purchasers’ right of participation set forth in the Purchase Agreement and certain prohibitions set forth in the Notes and related warrants (as discussed in Note I above, we ultimately settled the lease for 850,000 shares).

In connection with the Private Placement, the Company also entered into a Security Agreement, dated July 19, 2006, with the Purchasers, pursuant to which the Company granted the Purchasers a security interest in all of its right, title and interest in, to and under all of the Company’s personal property and other assets, including its ownership interest in the capital stock of its subsidiaries, as security for the prompt payment in full of all amounts due and owing under the Notes. The following is a summary of the material provisions of the Purchase Agreement, the Notes, the Warrant As, the Warrant Bs, And the Warrant Cs.

Securities Purchase Agreement

As noted above, the Purchase Agreement provided for the issuance and sale to the Purchasers of the Notes, the Warrant As and the Warrant Bs for an aggregate purchase price of $12,000,000. Other significant provisions of the Purchase Agreement include:

•                  the requirement that the Company pay off all amounts outstanding under our credit facility with Silicon Valley Bank (see Note H);

•                  for so long as the Notes are outstanding, the obligation that the Company offer to the Purchasers the opportunity to participate in subsequent securities offerings (up to 50% of such offerings), subject to certain exceptions for, among other things, certain underwritten public offerings and strategic alliances;

•                  for so long as the Notes are outstanding, the obligation that the Company not incur any indebtedness that is senior to, or on parity with, the Notes in right of payment, subject to limited exceptions for purchase money indebtedness and capital lease obligations.

Under the Purchase Agreement, the Company was also obligated to (i) file the Registration Statement with the SEC within 30 days following the closing of the Private Placement (which it has satisfied with respect to the securities issued in July 2006), (ii) use its best efforts to cause the Registration Statement to be declared effective within 90 days following the closing of the Private Placement, (which it has satisfied with respect to the securities issued in July 2006, as the Registration Statement was declared effective on September 27, 2006) and (iii) use its best efforts to keep the Registration Statement effective until the earlier of (x) the fifth anniversary of the effective date of the registration statement, (y) the date all of the securities covered by the Registration Statement have been publicly sold and (z) the date all of the securities covered by the Registration Statement may be sold without restriction under SEC Rule 144(k).

Additionally, with respect to the common stock underlying the Warrant Cs issued in July 2007 upon exercise of the Warrant Bs, the Company is also obligated to (i) file a registration statement covering the resale of such common stock with the SEC within 30 days following the issuance of the Warrant Cs, (ii) use its best efforts to cause such registration statement to be declared effective within 60 days following the issuance of the Warrant Cs (or 90 days in the event of a review of such registration statement by the SEC) and (iii) use its best efforts to keep such registration statement effective until the earlier of (x) the fifth anniversary of the effective date of the registration statement, (y) the date all of the securities covered by the registration statement have been publicly sold and (z) the date all of the securities covered by the registration statement may be sold without restriction under SEC Rule 144(k).

If the Company fails to comply with these or certain other provisions, then the Company will be required to pay liquidated damages of 1% of the aggregate purchase price paid by the Purchasers in the Private Placement for the initial occurrence of such failure and 1.5% of such amount for each subsequent 30 day period the failure continues. The total liquidated damages under this provision are capped at 24% of the aggregate purchase price paid by the Purchasers in the Private Placement.

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

The Notes bear interest at the higher of (i) 7.0% per annum or (ii) the six-month LIBOR plus 3.5% (the “Stated Rate 6-Month LIBOR Condition”). Interest is payable quarterly, beginning on October 31, 2006, and may be made in cash or, at the Company’s option if certain equity conditions (“Equity Conditions”) are satisfied, in shares of the Company’s common stock. If interest is paid in shares of common stock, the price per share will be at a 10% discount to the volume weighted average price for the 20 trading days preceding the payment date.  .  The Equity Conditions include (1) the Company has sufficient authorized shares for issuance, (2) such shares are registered for resale or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act, (3) the Common Stock is listed or quoted (and is not suspended from trading) on an eligible exchange and such shares are approved for listing upon issuance, (4) the issuance does not violate Section 6(c) of the Note or the rules and regulations of any trading market, (5) there has been no event of bankruptcy by the Company, (6) the Company is not in default with respect to any material obligation under any documents associated with issuance of the Notes and Warrants, and (7) there has been no public announcement of a pending or proposed change of control that has not been consummated.

Seventy-five percent (75%)  of the original principal amount of the Notes is to be repaid in 18 equal monthly installments ($500,000 per month) beginning on February 28, 2007. Such principal payments may be made in cash or, at the Company’s option if certain equity conditions are satisfied, in shares of our common stock. If principal is paid in shares of common stock, the price per share will be the lesser of (i) the conversion price or (ii) a 10% discount to the volume weighted average price for the 20 trading days preceding the payment date. At any time following the 24-month anniversary of the issuance of the Notes, the holders may elect to require the Company to redeem for cash all or any portion of the outstanding principal on the Notes; provided, however, that on the 60 month anniversary of the issuance of the Notes, the Company will be required to redeem any remaining outstanding principal and unpaid interest. Notwithstanding the foregoing, at any time following the one year anniversary of the effective date of the Registration Statement, the Company may, under certain circumstances, including satisfaction of the Equity Conditions with respect to the underlying shares, redeem the Notes for cash equal to 120% of the aggregate outstanding principal amount plus any accrued and unpaid interest; however, unless and until the Company obtains shareholder approval to allow it to issue additional shares of common stock under the Notes, the Company may not exercise this right.

The Notes are convertible at the option of the holders into shares of the Company’s common stock at any time at the conversion price. If at any time following the one year anniversary of the effective date of the Registration Statement, the volume weighted average price per share of common stock for any 20 consecutive trading days exceeds 175% of the conversion price, then, if certain conditions are satisfied, including the Equity Conditions, the Company may require the holders of the Notes to convert all or any part of the outstanding principal into shares of common stock at the conversion price. The Notes contain certain limitations on optional and mandatory conversion, including that, absent stockholder approval of the transaction, the Company may not issue shares of common stock under the Notes or the Warrant Bs, in the aggregate, in excess of 19.99% of our outstanding shares on the closing date (or 7,901,276 shares of common stock).  As of August 1, 2007, there are only 570,874  shares of common stock remaining for issuance upon conversion of, or as principal and interest payments on, the Notes, of which approximately $8.0 million was outstanding as of August 1, 2007.  Absent shareholder approval to allow the Company to issue additional shares under the Notes, the Company expects to use up the remaining available shares in the fourth quarter of 2007.  While the Company plans on seeking such shareholder approval, there can be no assurance that such shareholder approval will be obtained.

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

Events of default under the Notes include, among others, payment defaults, cross-defaults, breaches of any representation, warranty or covenant that is not cured within the proper time periods, failure to perform certain required activities in a timely manner, our common stock is no longer listed on an eligible market, the effectiveness of the Registration Statement lapses beyond a specified period and certain bankruptcy-type events involving us or any significant subsidiary. Upon an event of default, the holders may elect to require us to repurchase all or any portion of the outstanding principal amount of the Notes for a purchase price equal to the greater of (i) 115% of such outstanding principal amount, plus all accrued but unpaid interest or (ii) 115% of the then value of the underlying common stock.

Warrant A’s

The Warrant A’s entitle the holders thereof to purchase up to an aggregate of 3,636,368 shares of the Company’s common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants. . The period prior to six months from the date of the warrants is hereinafter referred to as the “non-exercise period.” The exercise price and the number of shares underlying these warrants are subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges.

If a change of control of the Company occurs, as defined, the holders may elect to require us to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A.

For so long as any Warrant As remain outstanding, we may not issue any common stock or common stock equivalents at a price per share less than the conversion price of the Notes. In the event of a breach of this provision, the holders may elect to require us to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A.

If following the later of (i) the effective date of the Registration Statement and (ii) the six month anniversary of the issuance date, the volume weighted average price per share of our common stock for any 20 consecutive trading days exceeds 200% of the exercise price, then, if certain conditions are satisfied, including the Equity Conditions, we may require the holders of the Warrant As to exercise up to 50% of the unexercised portions of such warrants. If following the 24 month anniversary of the issuance date, the volume weighted average price per share of our common stock for any 20 consecutive trading days exceeds 300% of the exercise price, then, if certain equity conditions are satisfied, we may require the holders of the Warrant As to exercise all or any part of the unexercised portions of such warrants.

Warrant B’s

The Warrant B’s entitled the holders thereof to purchase up to an aggregate of 3,636,368 shares of our common stock at a price of $1.68 per share for a period of 90 trading days beginning the later of six months from the date of such warrants and the date the SEC declares effective the Registration Statement.  As noted above, as a result of an amendment, the expiration date of the Warrant Bs was extended to August 31, 2007.  As noted below, on July 17, 2007, the exercise price was reduced to $1.31 per share and the Warrant Bs were exercised in full.

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

July 2007 Events

On July 17, 2007, the holders of the Company’s Warrant Bs exercised such warrants in full, acquiring 3,636,638 shares of common stock at $1.31 per share.  The Company received proceeds of approximately $4.8 million.  To entice the holders of the Warrant B’s to exercise such warrants the Company reduced the exercise price from $1.68 to $1.31 per share.  As a result of reducing the exercise price the Company will record a charge to operation in its fiscal third quarter ending September 30, 2007 related to the warrant modification.  Pursuant to the original terms of the Warrant Bs, upon exercise of the Warrant Bs, the warrant holders were entitled to receive additional warrants (“Warrant Cs”) to purchase a number of shares of common stock equal to 50% of the number of shares of common stock purchased upon exercise of the Warrant Bs.  As a result of the full exercise of the Warrant Bs, the holders received Warrant Cs to purchase 1,818,187 shares of common stock at an exercise price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants.

In July 2007, $533,895 of the Notes and accrued interest were converted into shares of common stock.  The Notes and accrued interest converted at $1.65 per share.  The Company issued 323,573 shares of common stock as a result of the Note holders’ conversions.  As a result of such conversions, the monthly installment payments on the Notes are now approximately $473,000 per month.

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

Upon issuance, the Warrant As and Warrant Bs, along with the Placement Agent Warrants (together the “Warrants”), did not meet the requirements for equity classification set forth in EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, because such warrants (a) must be settled in registered shares, (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares and (c) there is a cash-out election using a Black-Scholes valuation under various circumstances.  Therefore these Warrants are required to be accounted for as freestanding derivative instruments pursuant to the provisions of SFAS 133.  Changes in fair value are recognized as either a gain or loss in the statement of operations under the caption “change in fair value of Notes and warrants”.  In addition, the Warrant Bs are being classified as a current liability on the balance sheet as they are outstanding for less than one year.

Upon issuance of the Notes and Warrants, the Company allocated the proceeds received from the Notes and the Warrants on a relative fair value basis.  As a result of such allocation, the Company determined the initial carrying value of the Notes to be $9.4 million.  The Notes were immediately marked to fair value, resulting in a derivative liability in the amount of $16.3 million.  As of December 31, 2006, the Notes have been marked to fair value resulting in a derivative liability of $12.7 million.  As of June 30, 2007, the Notes have been marked to fair value resulting in a derivative liability of $9.8 million.  The net Change in Fair Value of Notes and Warrants for the three ended June 30, 2007 was $0.2 million.  The net credit to Change in Fair Value of Notes and Warrants for the six months ended June 30, 2007 was $0.2 million.

Upon issuance, the Company allocated $2.7 million of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $4.9 million and a charge to other expense of $2.2 million.  As of December 31, 2006, the Warrants have been marked to fair value resulting in a derivative liability of $2.9 million.  As of June 30, 2007, the Warrants have been marked to fair value resulting in a derivative liability of $2.5 million.  The net credit to Change in Fair Value of Notes and Warrants for the three and six months ended June 30, 2007 was $0.6 million and $0.8 million, respectively. The transaction costs were immediately expensed as part of the fair value adjustment.

The debt discount in the amount of $2.6 million (resulting from the allocation of proceeds) is being amortized to interest expense using the effective interest method over the expected term of the Notes.  The Company amortized approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2007, respectively, which is a component of interest expense.

A Summary of the changes in the fair value of the Notes and the Warrants:

	Fair Value of Notes	Fair Value of Warrant Liabilities	Total

Allocation of initial proceeds	$9,351,084	$2,648,916	$12,000,000
Transaction costs	(1,064,207)	—	(1,064,207)
Initial fair value adjustment	8,002,518	2,204,950	10,207,468
at July 19, 2006	$16,289,395	$4,853,866	$21,143,261

Amortization of debt discount	533,474	—	533,474
Restructuring charge fair value adjustment	—	193,117	193,117
Fair value adjustment	(4,082,387)	(2,126,430)	(6,208,817)
Balance December 31, 2006	$12,740,482	$2,920,553	$15,661,035

Amortization of debt discount	286,810	—	286,810
Redemptions:
— Stock(1)	(1,026,440)	—	(1,026,440)
Fair value adjustment	(417,430)	217,837	(199,593)
Balance March 31, 2007	$11,583,422	$3,138,390	$14,721,812

Amortization of debt discount	257,442	—	257,442
Redemptions:
— Cash	(500,000)	—	(500,000)
— Stock(2)	(1,792,284)	—	(1,792,284)
Fair value adjustment	210,866	(595,901)	(385,035)
Balance June 30, 2007	$9,759,446	$2,542,489	$12,301,935

(1)             Includes a fair value adjustment of $26,440.

(2)             Includes a fair value adjustment of $292,284.

Under the provisions of the Notes, the Company may elect to make principal and interest payments in shares of its common stock if the Equity Conditions are satisfied.

In addition, the Company elected to pay the April 30, 2007 and July 31, 2007 interest payments in shares of its common stock.  As a result the Company recorded the following charges as it relates to the interest payment on the Notes (interest on the Notes is due quarterly on the last day of January, April, July and October, respectively):

Due Date	Shares	$ Value	Fair Value	Additional Expense Recorded
April 30, 2007	226,746	$252,824	$303,941	$51,116
July 31, 2007(1)	205,529	$214,858	$252,801	$37,942

(1)             Represents the pre-payment of the interest due.  These amounts will be adjusted to actual values on their respective due dates.

Valuation — Methodology and Significant Assumptions

The valuation of derivative instruments utilizes certain estimates and judgments that affect the fair value of the instruments. Fair values for the Company’s derivatives are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, forward yield curves and discount rates.  Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future.

In estimating the fair value of the Notes and Warrants the following methods and significant input assumptions were applied:

Methods

•                  A binomial model was utilized to estimate the fair value of the Notes at their inception (July 19, 2006), December 31, 2006, March 31, 2007 and June 30, 2007.  A binomial model represents finite possible paths of the underlying instruments price over the life of the instrument and is most practical in valuations involving variable inputs or when the option/conversion feature is both exercisable and exercise prior to maturity is favorable (i.e., an American option).  The binomial model considers the key features of the Notes, and is subject to the significant assumptions discussed below.  First, a discrete simulation of the Company’s stock price was conducted at each monthly step (node) throughout the expected life of the instrument.  Second, an analysis of all future debt repayments was conducted using an appropriate discount rate, while considering the 10% discount in the event repayments are settled with shares rather than with cash, to estimate the fair value of the debt at each monthly date.  The Stated Rate 6-Month LIBOR Condition was estimated by utilizing a 6-month LIBOR forward yield curve based on LIBOR rates and interest rate swaps.  Third, an analysis of the higher of the fair value of debt or conversion/redemption value was conducted relative to each node.  Fourth, an analysis of the higher of a holding position (i.e., fair value of a future node value discounted using an applicable discount rate) or the fair value result of the second step above was conducted relative to each node until a final fair value of the instrument is concluded at initial node, representing the valuation date.  This model requires the following key inputs with respect to the Company and/or instrument:

Input	July 19, 2006	December 31, 2006	March 31, 2007	June 30, 2007
Quoted Stock Price	$1.68	$1.14	$1.30	$1.22
Conversion Price	$1.65	$1.65	$1.65	$1.65
Time to Maturity (in years)	5.00	4.55	4.30	4.05
Stock Volatility	90%	90%	84%	82%
Risk-Free Rate	5.02%	4.71%	4.54%	4.91
Dividend Rate	0%	0%	0%	0%

•                  A binomial lattice model was utilized to estimate the fair value of Warrant As and Warrant Bs at their inception (July 19, 2006), December 31, 2006, March 31, 2007 and June 30, 2007, as well as the fair value of the Placement Agent Warrants at their inception and December 31, 2006.  The binomial model considers the key features of the Warrants, and is subject to the significant assumptions discussed below.  First, a discrete simulation of the Company’s stock price was conducted at each node and throughout the expected life of the instrument.  Second, an analysis of the higher of a holding position (i.e., fair value of a future node value discounted using an applicable discount rate) or exercise position was conducted relative to each node, which considers the non-exercise period, until a final fair value of the instrument is concluded at the node representing the valuation date.  This model requires the following key inputs with respect to the Company and/or instrument:

Warrant As
Input	July 19, 2006	December 31, 2006	March 31, 2007	June 30, 2007
Quoted Stock Price	$1.68	$1.14	$1.30	$1.22
Conversion Price	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	7.01	6.55	6.31	6.06
Stock Volatility	93%	91%	88%	86%
Risk-Free Rate	5.02%	4.70%	4.57%	4.94
Dividend Rate	0%	0%	0%	0%
Non-Exercise Period	Until 1/19/2007	Until 1/19/2007	N/A	N/A

Warrant Bs
Input	July 19, 2006	December 31, 2006	March 31, 2007	June 30, 2007
Quoted Stock Price	$1.68	$1.14	$1.30	$1.22
Conversion Price	$1.68	$1.68	$1.68	$1.68
Time to Maturity (in years)	0.75	0.67	0.42	0.17
Stock Volatility	72%	72%	68%	40%
Risk-Free Rate	5.25%	5.06%	5.04%	4.56
Dividend Rate	0%	0%	0%	0%
Non-Exercise Period	Until 1/19/2007	Until 1/19/2007	N/A	N/A

Placement Agent Warrants
Input	July 19, 2006	December 31, 2006
Quoted Stock Price	$1.68	$1.14
Conversion Price	$1.87	$1.87
Time to Maturity (in years)	5.00	4.55
Stock Volatility	89%	86%
Risk-Free Rate	5.02%	4.71%
Dividend Rate	0%	0%
Non-Exercise Period	Until 1/19/2007	Until 1/19/2007

•                  A Black-Scholes option pricing model was utilized to estimate the fair value of Placement Agent Warrants at March 31, 2007 and June 30, 2007. A change in method from the binomial to Black-Scholes was warranted because the warrants’ non-exercise period ended prior to the valuation date and all required inputs were fixed. This model requires the following key inputs with respect to the Company and/or instrument:

Input	March 31, 2007	June 30, 2007
Quoted Stock Price	$1.30	$1.22
Conversion Price	$1.870	$1.870
Time to Maturity (in years)	4.30	4.05
Stock Volatility	84%	82%
Risk-Free Rate	4.54%	4.91
Dividend Rate	0%	0%
Non-Exercise Period	N/A	N/A

Significant Assumptions:

•                  Penalties upon an event of default and liquidated damages are fully reflected in the fair values of the Notes.  These features are typical protective features in similar convertible instruments and accordingly are fully considered in our market based inputs for volatility, interest rates, and appropriate discount rates;

•                  The Notes’ Equity Conditions are assumed to have been met throughout the life of the instrument;

•                  The Company expects to settle the required future principal redemptions and interest payments, under the terms of the Notes, with shares of common stock rather than with cash;

•                  Stock volatility was estimated by annualizing the daily volatility of the Company’s stock price during the historical period preceding the respective valuation dates and measured over a period corresponding to the remaining life of the instruments.  Historic stock prices were used to estimate volatility as the Company did not have traded options as of the valuation dates;

•                  The volume weighted average price for the 20 trading days preceding a payment date is reasonably approximated by the average of the simulated stock price at each respective node of the binomial model;

•                  Based on the Company’s historical operations and management expectations for the near future, the Company’s stock was assumed to be a non-dividend-paying stock;

•                  The quoted market price of the Company’s stock was utilized in the valuations because SFAS 133 requires the use of quoted market prices without considerations of blockage discounts. Because the stock is thinly traded, the quoted market price may not reflect the market value of a large block of stock; and

•                  The quoted market price of the Company’s stock as of measurement dates and expected future stock prices were assumed to reflect the effect of dilution upon conversion of the instruments to shares of common stock.

Note L. Redeemable Convertible Series B Preferred Stock

On October 31, 2003, the Company completed a $7.7 million equity transaction involving the issuance of 1,535 shares of its Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and warrants to purchase up to 1,228,000 shares of the Company’s common stock, to accredited investors (the “October 2003 Financing Transaction”).   In connection with the October 2003 Financing Transaction, the Company issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock is convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50.  As of June 30, 2007 and December 31, 2006, 345 shares of Series B Preferred Stock were outstanding.

Dividends on Series B Preferred Stock

The shares of Series B Preferred Stock initially bore a cumulative dividend at a rate of 6% per annum; pursuant to its terms, this was increased to a rate of rate of 8% per annum on October 1, 2005. Dividends on the Series B Preferred Stock are payable semi-annually and, except in certain limited circumstances, may be paid by the Company, at its option, either through the issuance of shares of common stock or in cash.  If the Company elects to pay the dividend in shares of common stock, the Company will issue a number of shares of common stock equal to the quotient of the dividend payment divided by the greater of 80% of the average closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the date the dividend is required to be paid, and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $2.01 (as of June 30, 2007).

Liquidation Preference on Series B Preferred Stock

In the event of a liquidation of the Company, the holders of shares of the Series B Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of the common stock. The amount of this preferential liquidation payment is $5,000 per share of Series B Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares. After payment of the full liquidation preference amount, the holders of the Series B Preferred Stock will not be entitled to any further participation as such in any distribution of the Company’s assets.

Optional Conversion of Series B Preferred Stock

The Series B Preferred Stock is convertible into common stock at any time at the option of the holder. Each outstanding share of Series B Preferred Stock is convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $2.01(as of June 30, 2007). The Series B Preferred Stock has anti-dilution protections which adjust the conversion price, in the event of the issuance of shares of common stock at a price less than the conversion price then in effect.  If the Company issues equity securities for a per share price less than the conversion price of the Series B Preferred Stock, which was initially $2.50, the conversion price will be adjusted downwards using a weighted average calculation.  As noted above, as a result of subsequent issuances of equity securities, the conversion price has been adjusted to $2.01 (as of June 30, 2007).

Mandatory Conversion of Series B Preferred Stock

Beginning the first date following the effective date of the registration statement which registers all of the common stock issuable upon the conversion of the Series B Preferred Stock, and provided that certain conditions described below are met, each share of Series B Preferred Stock will be automatically converted into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $2.01 (as of June 30, 2007).  Mandatory conversion may only occur if the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market exceeds $5.00 (as adjusted for stock splits, stock dividends, combinations and similar transactions) for 20 consecutive trading days and either the registration statement governing the underlying shares of common stock is effective or the shares of common stock issuable upon conversion of the Series B Preferred Stock can be sold pursuant to Rule 144(k) of the Securities Act of 1933.  The mandatory conversion date will be extended for so long as the following events have occurred and are continuing:

•                  the effectiveness of the registration statement lapses for 20 consecutive trading days (other than as a result of factors solely in control of the holders of the Series B Preferred Stock) and the shares of Common Stock into which the shares of Series B Preferred Stock are convertible cannot be sold pursuant to Rule 144(k);

•                  the common stock is suspended from listing without subsequent listing on any one of, or is not listed on at least one of, the Nasdaq Global Market, the Nasdaq Capirtal Market, the OTC Bulletin Board, the New York Stock Exchange, Inc. or the American Stock Exchange, Inc. for five consecutive trading days;

•                  the Company provides notice to the holders of Series B Preferred Stock that it will not or cannot comply with a proper conversion notice; or

•                  the Company fails to comply with a proper conversion notice within 10 business days of receipt of that notice.

If, however, on the mandatory conversion date, a holder is prohibited from converting all of its shares of Series B Preferred Stock as a result of the restrictions described below under “Conversion Restrictions,” such shares of Series B Preferred Stock will not be converted, will remain outstanding and will not accrue any dividends.

Conversion Restrictions

Unless the Company seeks and obtains stockholder approval, the number of shares of common stock the Company may issue upon the conversion of the shares of Series B Preferred Stock (when aggregated with the number of shares of common stock issued as dividends on the Series B Preferred Stock and upon exercise of the warrants issued to the placement agent and its affiliates for the Series B Preferred Stock financing) is limited to 4,947,352 shares (representing 19.999% of the Company’s total outstanding common stock as of October 31, 2003 immediately prior to the issuance of the Series B Preferred Stock).  In addition, no holder may convert shares of Series B Preferred Stock if conversion of those shares would result in the holder owning more than 4.99% of the common stock then outstanding or would result in the holder beneficially owning more than 9.999% of the common stock then outstanding, unless the holder waives this limitation at least 61 days prior to the proposed conversion.

Failure to Convert

If for any reason upon an optional or mandatory conversion the Company cannot issue shares of common stock which have been registered for resale pursuant to an effective registration statement, then the Company will be obligated to issue as many shares of common stock as its is able to issue.  If the Company does not have enough shares of common stock to cover the conversion of all outstanding shares of Series B Preferred Stock, then with respect to the unconverted shares of Series B Preferred Stock (other than unconverted Series B Preferred Stock resulting from the restrictions described above under “Conversion Restrictions”), the holder will have the right to (i) void its conversion notice, (ii) require the Company to redeem the unconverted shares of Series B Preferred Stock at a price per share equal to $6,250 plus liquidated damages and any accrued but unpaid dividends or (iii) require the Company to issue shares of common stock that have not been registered pursuant to the Securities Act.  If the holder elects redemption, the Company may pay the redemption price either in cash or in shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $2.01 (as of June 30, 2007).

Redemption of Series B Preferred Stock

The holders of Series B Preferred Stock are entitled to redeem their shares of Series B Preferred Stock immediately prior to the consolidation, merger or business combination of the Company with another entity (other than pursuant to a migratory merger effected solely for the purpose of changing the jurisdiction of incorporation of the Company or a consolidation, merger or other business combination in which holders of the Company’s voting power immediately prior to the transaction continue after the transaction to hold, directly or indirectly, the voting power of the surviving entity or entities necessary to elect a majority of the members of the board of directors (or their equivalent if other than a corporation) of such entity or entities), the sale or transfer of more than 50% of the Company’s assets (other than inventory in the ordinary course of business) or the closing of a purchase, tender or exchange offer made to the holders of more than 50% of the outstanding common stock.  In such an event, the redemption price per share will equal $6,250 plus any accrued but unpaid dividends and liquidated damages. The Company may pay the redemption price in either cash or shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $2.01 (as of June 30, 2007).

In addition, the holders of Series B Preferred Stock are entitled to redeem their shares of Series B Preferred Stock if the following events occur:

•                  the effectiveness of the registration statement lapses for 20 consecutive trading days (other than as a result of factors solely in control of the holders of the Series B Preferred Stock) and the shares of common stock into which the Series B Preferred Stock are convertible cannot be sold pursuant to Rule 144(k);

•                  the common stock is suspended from listing without subsequent listing on any one of, or is not listed on at least one of, the Nasdaq Global Market, the Nasdaq Capital Market, the OTC Bulletin Board, the New York Stock Exchange, Inc. or the American Stock Exchange, Inc. for five consecutive trading days;

•                  the Company provides notice to the holders of Series B Preferred Stock that it will not or cannot comply with a conversion notice that was properly executed and delivered; or

•                  the Company fails to comply with a proper conversion notice within 10 business days of receipt of that notice (other than as a result of the restrictions described above under “Conversion Restrictions”).

With respect to the events set forth in the first three bullet points above, the redemption price per share will equal $6,000 plus liquidated damages and any accrued but unpaid dividends. With respect to the event described in the fourth bullet point above, the redemption price per share will be the greater of (i) $6,000 plus liquidated damages and any accrued but unpaid dividends and (ii) the product of the number of shares of common stock issuable upon the relevant shares of Series B Preferred Stock multiplied by the highest closing price for the common stock during the period beginning on the date of first occurrence of the event and ending one day prior to the date of payment of the redemption price.  If the effectiveness of the registration statement lapses, listing is suspended or the holders receive a notice that the Company will not or cannot comply with a conversion notice, the Company may choose to pay the redemption price in shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $2.01 (as of June 30, 2007).

Commencing October 31, 2006 (and so long as a registration statement covering the resale of the shares of common stock underlying the Series B Preferred Stock and related warrants is effective and none of the events listed in the four bullet points above has occurred and is continuing), the Company may redeem all or any portion of the outstanding Series B Preferred Stock upon five days prior written notice at a price per share of $7,500, plus liquidated damages and any accrued but unpaid dividends.  However, if a holder has delivered a conversion notice to the Company within three trading days of receipt of the Company’s redemption notice for all or a portion of the shares of Series B Preferred Stock, such shares of Series B Preferred Shares which the Company has designated for redemption may be converted by the holder.  In addition, if during the period between the date of the Company’s redemption notice and the redemption date a holder becomes entitled to redeem the Series B Preferred Stock as a result of a consolidation, merger or business combination of the Company with another entity, the sale or transfer of more than 50% of the Company’s assets (other than inventory in the ordinary course of business) or the closing of a purchase, tender or exchange offer made to the holders of more than 50% of the common stock, the right of the holder with respect to the conversion will take precedence over the Company’s redemption notice.  If a holder delivers a conversion notice but is prohibited from converting all of its shares of Series B Preferred Stock as a result of the restrictions described above under “Conversion Restrictions,” such shares of Series B Preferred Stock will not be converted, will remain outstanding and will not accrue any dividends.

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

As a result of the issuance of shares of Common Stock to the landlord, the Company recorded the following non-cash charges as interest expense in its Statement of Operations during the six months ended June 30, 2007:

Security	Conversion/ Exercise Price	Adjusted Conversion/ Exercise Price	Interest Expense
Redeemable Convertible Series B Preferred Stock	$2.07	$2.04	$16,912

As a result of the issuance of shares of common stock in lieu of cash for principal payments on the Notes, due February 28, 2007, the Company was required to adjust the conversion price of the remaining 345 shares of Series B Preferred Stock outstanding at that time in accordance with the anti-dilution provisions of the Series B Preferred Stock.  These shares of Series B Preferred Stock have a liquidation preference of $5,000 per share and are convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which, as a result of the issuance in lieu of cash for the principal payments due, the table below details out the adjustments to the conversion price of the Series B Preferred Stock after issuances of stock in lieu of cash for interest and principal payments on the Notes. As of, February 28, 2007, the liquidation preference of the remaining 345 shares of Series B Preferred Stock was $1,725,000, and the shares of Series B Preferred Stock were convertible into 849,754 shares of common stock, after all adjustments.  Resulting adjustments are recorded as interest expense for the three and six month period ended June 30, 2007 (see Note K. Convertible Debt Instruments and Warrant Liabilities).

As a result of the issuance of shares of common stock in lieu of cash for the principal and interest payments due on the Notes, the Company recorded the following non-cash charges as interest expense in its Statement of Operations during the three and six months ended June 30, 2007:

Date	Type of Payment	Conversion/ Exercise Price	Adjusted Conversion/ Exercise Price	Interest Expense
2/28/07	Principal Payment issuing 445,899 shares	$2.04	$2.03	$8,498
4/30/07	Interest Payment issuing 226,746 shares	$2.03	$2.03	—
5/1/07	Principal Payment issuing 444,361 shares	$2.03	$2.02	$8,112
6/1/07	Principal Payment issuing 452,343 shares	$2.02	$2.01	$8,208

	Interest expense for the three months ended June 30, 2007			$16,320

	Interest Expense for the six months ended June 30, 2007			$24,818

As a result of the issuance of shares of common stock in lieu of cash for the principal payment due on July 1, 2007, the conversion of some Notes and accrued interest in July 2007 and the exercise of the Warrant Bs   the Company will record the following non-cash charges as interest expense in its Statement of Operations for its third quarter ending on September 30, 2007:

Date	Type of Payment	Conversion/ Exercise Price	Adjusted Conversion/ Exercise Price	Interest Expense
July 2007	Principal Payment issuing 480,753 shares	$2.01	$2.00	$9,296
July 2007	Warrant Exercise and Note and accrued interest issuing 3,959,941 shares(1)	$2.00	$1.94	$48,350

	Total Interest Expense			$57,646

(1)             After the July stock transactions, the 345 outstanding shares of Series B Preferred Stock are convertible into 887,018 shares of common stock.

Note M. Stock Option Plans

Stock Option Plans

Under the Company’s 1992, 1994, 1996, 1998, 1999, 2000, 2002 and 2005 Stock Option Plans (collectively, the “Plans”), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase up to a total of 9,250,000 shares of the Company’s common stock. At June 30, 2007, 3,140,536 of the 9,250,000 shares available for grant under the Plans have been granted.

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

The following table summarizes activity of the Company’s stock plans since December 31, 2005:

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(years)	Value
Outstanding at December 31, 2005	3,778,095	$3.89	7.00
Grants	1,000,500	$2.48
Exercises	(229,850)	$1.37
Cancellations	(92,000)	$2.82
Outstandingat December 31, 2006	4,456,745	$3.73	6.71	$130,060
Grants	9,500	$1.30
Exercises	(5,000)	$0.63
Cancellations	(96,750)	$2.24
Outstanding at March 31, 2007	4,364,495	$3.76	6.51	$174,567
Grants	185,000	$1.19
Exercises	(2,250)	$0.63
Cancellations	(124,125)	$3.01
Outstanding at June 30, 2007	4,423,120	$3.67	6.39	$157,483
Exercisable at June 30 2007	4,000,370	$3.82		$152,688

Information relating to stock options outstanding as of June 30, 2007 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price

$ 0.41 to $ 1.36	722,700	7.98	$1.05	654,200	$1.04
$ 1.37 to $ 1.69	709,000	8.11	$1.54	643,750	$1.55
$ 1.76 to $ 2.02	662,000	7.69	$1.83	640,750	$1.83
$ 2.05 to $ 2.39	713,133	5.26	$2.11	663,133	$2.09
$ 2.67 to $ 5.26	782,125	7.50	$3.54	564,375	$3.77
$ 5.69 to $ 17.56	826,662	2.42	$10.61	826,662	$10.61
$ 17.75 to $ 17.75	7,500	3.36	$17.75	7,500	$17.75
$ 0.41 to $ 17.75	4,423,120	6.39	$3.67	4,000,370	$3.82

Options for the purchase of 3,786,745 shares were exercisable at December 31, 2006, with a weighted average exercise price of $3.95.

The Company had no unvested shares of restricted stock outstanding as of December 31, 2006 and June 30, 2007.

As of June 30, 2007, there was approximately $0.7 million of total unrecognized costs related to non-vested share-based compensation arrangements granted under the Plans.  The Company expects to recognize the cost over a weighted average period of approximately 1.3 years.  Options to purchase 2,250 and 7,250 shares were exercised during the three and six months ended June 30, 2007, and these options had an intrinsic value of approximately $2,062 and $8,696 on their date of exercise, respectively. Options to purchase 125,100 and 216,850 shares were exercised during the three and six month period ended July 1, 2006, and these options had an intrinsic value of $0.4 million and $0.5 million on the date of exercise, respectively.

During 2000, the Company granted 216,000 non-qualified stock options to employees at an exercise price of $17.56 per share outside of the Plans. As of June 30, 2007 and December 31, 2006, 21,000 of these options were outstanding, which are included in the above table. As of June 30, 2007 and December 31, 2006, an additional 195,000 shares, included above were available outside of the Plans for future grants.

Note N.  Subsequent Events

On July 31, 2007, the Company delivered 300,302 shares of common stock as a pre-payment for the September 1, 2007 principal payment due on the Notes, net of credits due back to the Company related to the adjustment of the July 31, 2007 interest payment and the August 1, 2007 principal reconciliations, which resulted in a reduction of shares delivered by 30,867 and 50,051, respectively.  The Company will adjust the actual number of shares of common stock due with respect to such payments on September 1, 2007.

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

Recent Developments

On July 17, 2007, the holders the Company’s Warrant Bs exercised such warrants in full, acquiring 3,636,638 shares of common stock at $1.31 per share.  The Company received proceeds of approximately $4.8 million.  To entice the holders of the Warrant Bs to exercise such warrants the Company reduced the exercise price from $1.68 to $1.31 per share.  As a result of reducing the exercise price the Company will record a charge to operations in its fiscal third quarter ending September 30, 2007 related to the warrant modification.  Pursuant to the original terms of the Warrant Bs, upon exercise of the Warrant Bs, the warrant holders were entitled to receive additional warrants (“Warrant Cs”) to purchase a number of shares of common stock equal to 50% of the number of shares of common stock purchased upon exercise of the Warrant Bs.  As a result of the full exercise of the Warrant Bs, the holders received Warrant Cs to purchase 1,818,187 shares of common stock at an exercise price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants.  After the issuance of these shares of common stock, due to Nasdaq limitations, the Company has only approximately 570,874  shares remaining as of August 1, 2007 for issuance upon conversion of, or as principal and interest payments on, the Company’s senior secured convertible notes (the “Notes”), of which approximately $8.0 million is outstanding as of August 1, 2007.  The Company intends to seek shareholder approval to allow us to issue additional shares of common stock under the Notes, including as principal and interest payments.  Absent shareholder approval, the Company expects to use up its remaining available shares in the fourth quarter of fiscal 2007.

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

We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed upon the final indirect cost rates for the fiscal year ended September 30, 2003. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of June 30, 2007 and December 31, 2006, we had no accruals for anticipated contract losses.

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

We determined the fair values of our Notes, investor warrants and placement agent warrants using valuation models we consider to be appropriate. Our stock price has the most significant influence on the fair value of our Notes and our warrants. An increase in our common stock price would cause the fair values of both the Notes and warrants to increase, because the conversion and exercise prices, respectively, of such instruments are fixed at $1.65 and $1.68 per share, respectively, and result in a charge to our statement of operations. A decrease in our stock price would likewise cause the fair value of the convertible Notes and the warrants to decrease and result in a credit to our statement of operations. If the price of our common stock were to decline significantly, however, the decrease in the fair value of the Notes would be limited by the instrument’s debt characteristics. Under such circumstances, our estimated cost of capital would become another significant variable affecting the fair value of the Notes.

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

Results of Operations

Three Months Ended June 30, 2007 (“2007”) Compared to Three Months Ended July 1, 2006 (“2006”)

Product Revenue.  Total product revenue for 2007 increased approximately $3.1 million or 45 % from $6.8 million in 2006 to $9.9 million in 2007.

	Three Months Ended (in thousands)
Division	June 30, 2007	July 1, 2006	$ Change	% Change
Power Systems, US	$2,038	$850	$1,188	139.7%
Power Systems, Canada	5,244	3,304	1,940	58.7%
Electronics	2,637	2,699	(62)	-2.3%
Total product revenue	$9,919	$6,853	$3,066	44.7%

The increase of $1.9 million in revenue in 2007 in the Power Systems, Canada division, as compared to 2006, was largely due to an increase in Solar Inverter line revenue of approximately $1.6 million, Frequency Converter line revenue of approximately $0.6 million and plasma product line revenue of approximately $0.1 million, which were partially offset by a decrease in our Fuel Cell Inverter line revenue of approximately $0.3 million.

The increase of $1.2 million in revenue in 2007 in the Power Systems US division, as compared to 2006, was largely due to the following:

•      HEV product line sales increased by approximately $0.3 million,

•      Motor product line revenues increased by approximately $0.1 million,

•                  Test and Measurement product line revenue increased approximately $0.8 million.  This increase was largely due to a sale of a three phase StarSine Frequency Converter unit; this unit was shipped in a prior quarter and accepted by the customer during 2007.  The StarSine Frequency Converter product line is now manufactured in our Power Systems, Canada, division.

Revenues in the Electronics division decreased approximately $0.1 million.  The decrease was primarily due to decreased sales of approximately $0.4 million to government customers as compared to 2006, offset by increases in sales to commercial non-government customers of approximately $0.4 million.

Funded research and development and other revenue.  Funded research and development and other revenue increased from $1.3 million in 2006 to $1.8 million in 2007.  The increase in revenue is due to an increase in revenue from our government contracts of  $0.6 million

Cost of product revenue.  Cost of product revenue increased $3.4 million, or 50%, from $6.7 million in 2006 to $10.0 million in 2007.

	Three Months Ended (in thousands)
Division	June 30, 2007	July 1, 2006	$ Change	% Change
Power Systems, US	$1,322	$1,272	$50	3.9%
Power Systems, Canada	6,556	3,157	3,399	107.7%
Electronics	2,167	2,247	(80)	-3.6%
Total cost of product revenue	$10,045	$6,676	$3,369	50.5%

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

Gross Margin. Gross margins on product revenue remained virtually unchanged and were 3% for 2006 and 2007.  Gross margin by division is broken out below.

	Three Months Ended
Division	June 30, 2007	July 1, 2006
Power Systems, US	35%	-50%
Power Systems, Canada	-25%	4%
Electronics	18%	17%
Total gross margin %	3%	3%

In our Power Systems, US division, the increase in gross margin by 85% is a direct result of the correction of our manufacturing facilities as it relates to overhead costs in the later stages of 2006 along with a higher margin mix of business that includes Motors and HEV product lines and a sale of a StarSine unit which had a significant portion of its costs reserved in prior periods. Our Power Systems, Canada division had a decrease in gross margin of approximately 28% partially due to increases in prices of its raw materials, increased labor costs due to overtime and to a lesser extent the effects of the increase in strength of the Canadian dollar over the past several months.   In addition, the increase includes the write-off of approximately $0.7 million related to cost overruns in the production of several prototype units for a major military subcontractor, for which we are seeking some economic relief due to design changes, increases in major component costs and increases due to exchange rates from the customer; we have not recorded any provision for such relief due to the uncertainty of receiving such relief.  The gross margin in our Electronics division remained consistent from 2006 to 2007.

Funded research and development and other revenue expenses.  Funded research and development and other revenue expenses increased by approximately $0.2 million, or 19%, from $1.1 million in 2006 to $1.3 million in 2007.   The gross margin on funded research and other revenue increased from 12% in 2006 to 26% in 2007. This increase is a due to the increase in revenue for 2007 and continued increased efficiency in our engineering labor.

Unfunded research and development expenses.  We expended approximately $0.6 million on unfunded research and development in 2007 compared with approximately $0.5 million spent in 2006.  The spending in 2007 and 2006 was related primarily to unfunded engineering in our Electronics and Power Systems US and Canada divisions for the continued development of new products and technologies.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by approximately $0.3 million, or 9%, from $3.4 million in 2006 to $3.1 million in 2007.  Approximately $0.2 million of the decrease is directly attributable to non-cash compensation costs related to the issuance of stock options to employees and directors of the Company pursuant to SFAS 123(R) charged to operations during 2006. Approximately $0.1 million of the decrease was associated with reduced corporate costs and approximately $0.3 million of the decrease was due to the restructuring of our Power Systems, US division at the end of 2006 offset by higher sales and marketing and general and administrative costs in our Power Systems, Canada division in 2007 of $0.3 million.

Amortization of intangibles.  Amortization of intangibles remained flat at $0.1 million.

Change in fair value of Notes and warrants.  There was a decrease in the fair value related to the Notes and warrants during 2007, resulting in income of approximately $0.4 million.

Other Income (expense).  Other expense was approximately $25,000 for 2007 compared to other income of approximately $42,000 for 2006.  Other expense for 2007 consists primarily of consulting services related to the valuation of our convertible note financing transaction as well as other expenses not related to ongoing operations. Other income for 2006 consists primarily of payments received for miscellaneous items sold during the period that had previously been charged off in prior periods.

Interest income.  Interest income decreased from approximately $57,000 in 2006 to approximately $37,000 in 2007  and is directly attributable to our cash on hand.

Interest expense.  Interest expense increased $0.5 million in 2007 to $0.6 million as compared to $0.1 million in 2006.  Interest expense in 2007 includes approximately $0.3 million of non-cash interest associated with payments on our Notes, approximately $0.3 million in amortization of the debt discount on our July 2006 Senior Secured Notes, and approximately $30,000 of non-cash dividends on our Series B Preferred Stock, which was paid in shares of our common stock. In 2006, interest expense was primarily comprised of approximately $40,000 of non-cash dividends on the Series B Preferred Stock and $30,000 of interest expense related to our line of credit.

Deferred Revenue.  Deferred revenue was $13.1 million at June 30, 2007, an increase of $7.3 million from December 31, 2006. We record deferred revenue (i) when a customer pays in advance or, (ii) when provisions for revenue recognition on items shipped have not been achieved or the items have not yet been received by the customer due to shipping terms such as FOB destination.  Currently deferred revenue is composed of approximately $2.6 million Rotary UPS units that have been shipped to the customer site and awaiting customer installation and final on site acceptance testing; we anticipate these units to be accepted by the customer in fiscal 2007.  In addition, approximately $9.6 million relates to prepayments on orders for items that are currently in the production process in our Applied Technology, Power Systems, Canada and Electronics divisions.   As these items are shipped and specific acceptance criteria are met, if any, revenue will be recognized at that time.  We anticipate a significant portion of the deferred revenue balance to be recognized over the next two quarters.

Results of Operations

Six Months Ended June 30, 2007 (“2007”) Compared to Six Months Ended July 1, 2006 (“2006”)

Product Revenue.  Total product revenue for 2007 increased by approximately $2.9 million or 21.7 % from $13.5 million in 2006 to $16.5 million in 2007.

	Six Months Ended
	(in thousands)
Division	June 30, 2007	July 1, 2006	$ Change	% Change
Power Systems, US	$2,773	$2,640	$133	5.0%
Power Systems, Canada	8,848	5,606	3,242	57.8%
Electronics	4,831	5,267	(436)	-8.3%
Total product revenue	$16,452	$13,513	$2,939	21.7%

The increase of $3.2 million in revenue in 2007 in the Power Systems, Canada division, as compared to 2006, was largely due to an increase in Solar Converter line revenue of approximately $3.8 million and an increase in our Starsine Frequency Converter line revenue of approximately $0.5 million which was partially offset by decreases in our Fuel Cell Inverter line revenues decreased approximately $0.7 million, an Industrial power supplies decreased approximately $0.3 million.

The increase of $0.1 million in revenue in 2007 in the Power Systems US division, as compared to 2006, was largely due to the following:

•      Motor product line revenues increased by approximately $0.1 million,

•      HEV product line revenues increased by approximately $0.3 million,

•                  Test and Measurement product line revenue increased approximately $0.4 million.  This increase was largely due to the sale of a three phase StarSine unit, this unit was shipped in a prior quarter and accepted by the customer during 2007,

•      Other product revenue increased  by approximately $0.1 million, and

•      Offset by decreases in our MagLev product line revenue of approximately $0.6 million.

Revenues in the Electronics division decreased approximately $0.4 million.  The decrease was primarily due to decreased sales of $0.8 million to government customers as compared to 2006 offset by increases in sales to commercial non-government customers of $0.3 million.

Funded research and development and other revenue.  Funded research and development and other revenue increased from $2.2 million in 2006 to $3.6 million in 2007.  The increase in revenue is due to an increase in revenue from our government contracts of approximately $2.1 million, offset by decreases in revenue from our commercial customers of approximately $0.7 million.

Cost of product revenue.  Cost of product revenue increased $3.9 million, or 31.1%, from $12.5 million in 2006 to $16.4 million in 2007.

	Six Months Ended
	(in thousands)
Division	June 30, 2007	July 1, 2006	$ Change	% Change
Power Systems, US	$2,347	$2,607	($260)	-10.0%
Power Systems, Canada	10,261	5,570	4,691	84.2%
Electronics	3,807	4,344	(537)	-12.4%
Total cost of product revenue	$16,415	$12,521	$3,894	31.1%

The increase was primarily attributable the mix of products sold during the period and higher revenues compared to fiscal 2006 in our Power Systems, Canada and US divisions.  This increase was offset, in part, by a decrease in overhead costs during the period in our Power Systems, US division and, in part, by a decrease in the cost of product revenue due to a decrease in revenue and lower material and overhead costs during the period in our Electronics division.  In our Power Systems, US division, a majority of the costs associated with a three phase StareSine unit for which revenue was recognized in 2007 had been written-down in prior periods resulting in the better than planned margins in our Power Systems, US division.  In our Power Systems, Canada division, the increase in costs is partially due to the 57% increase in revenues from 2006 to 2007 along with increased materials cost, labor costs and to a lesser extent the effects of the increase in the Canadian dollar over the past several months.  In addition, the increase includes the write-off of approximately $0.7 million related to cost over runs in the production of several prototype units for the Navy, for which we are seeking some economic relief due to design changes, increases in major component costs and increases in anticipated exchange rates from the Navy; we have not booked any provision for such relief.

Gross Margin. Gross margins on product revenue decreased from 7% for 2006 to 5% in 2007.  Gross margin by division is broken out below.

	Six Months Ended
Division	June 30, 2007	July 1, 2006
Power Systems, US	15%	1%
Power Systems, Canada	-16%	1%
Electronics	21%	18%
Total gross margin %	5%	7%

In our Power Systems, US division, the increase in gross margin by 14% is a direct result of the reduced costs of the three phase StarSine unit recognized during 2007. Our Power Systems, Canada division had a decrease in gross margin of 16% partially due increased materials costs, increased overtime, for which a premium is paid, the effect of the increase of the Canadian dollar over the past several months and a one-time charge related to prototype costs that were in excess of the realizable amount.  The increase in gross margin of 3% in our Electronics division is primarily due to mix of products sold  resulting in lower material costs.

Funded research and development and other revenue expenses.  Funded research and development and other revenue expenses increased by approximately $0.6 million, or 28%, from $2.1 million in 2006 to $2.7 million in 2007.   The gross margin on funded research and other revenue increased from 5.4% in 2006 to 25% in 2007. This increase is a due to the increase in revenue for 2007 and an increased efficiency in our engineering labor.

Unfunded research and development expenses.  We expended approximately $1.3 million on unfunded research and development in 2007 compared with approximately $1.1 million spent in 2006.  The spending in 2007 and 2006 was related primarily to unfunded engineering in our Electronics and Power Systems US and Canada divisions for the development of new products and technologies.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by approximately $0.8 million, or 12%, from $6.8 million in 2006 to $5.9 million in 2007.  Approximately $0.4 million of the decrease is directly attributable to compensation costs related to the issuance of stock options to employees and directors of the Company pursuant to SFAS 123(R) charged to operations during 2006. Approximately $0.5 million of the decrease was associated with reduced corporate costs and approximately $0.5 million of the decrease was due to the restructuring of our Power Systems, US division at the end of 2006, offset by higher sales and marketing and general and administrative costs in our Power Systems, Canada division in 2007 of $0.6 million.

Amortization of intangibles.  Amortization of intangibles remained flat at $0.1 million.

Change in fair value of Notes and warrants.  There was a decrease in the fair value related to the Notes and warrants during 2007, resulting in income of approximately $0.6 million.

Other Income (expense).  Other expense was approximately $0.1 million for 2007 compared to other income of approximately $0.1 million for 2006.  Other expense for 2007 consists primarily of consulting services related to the valuation of our convertible note financing transaction as well as other expenses not related to ongoing operations. Other income for 2006 consists primarily of payments received for miscellaneous items sold during the period that had previously been charged off in prior periods.

Interest income.  Interest income decreased slightly from approximately $153,000 in 2006 to approximately $122,000 in 2007. The decrease is directly attributable to our cash on hand.

Interest expense.  Interest expense increased $1.0 million in 2007 to $1.2 million as compared to $0.2 million in 2006.  Interest expense in fiscal 2007 includes approximately $0.5 million of non-cash interest associated with payments on our Notes and approximately $0.1 million in cash paid for interest on our Notes, approximately $0.5 million in amortization of the debt discount on our Notes, and approximately $0.1 million of non-cash dividends on our Series B Preferred Stock, which was paid in shares of our common stock. In 2006, interest expense was primarily comprised of approximately $40,000 of non-cash dividends on the Series B Preferred Stock and $30,000 of interest expense related to our line of credit.

Liquidity and Capital Resources

As of June 30, 2007, we had approximately $2.9 million of cash, of which approximately $1.1 million was restricted.  Under the terms of the Notes, we are required, for so long as any Notes are outstanding, to maintain aggregate cash and cash equivalents equal to the greater of (i) $1.0 million or (ii) $3.0 million minus 80% of eligible receivables (as defined therein).  Based on the level of eligible receivables, we are required to maintain aggregate cash and cash equivalents of $1.0 million.

We anticipate that our current cash, including proceeds of approximately $4.7 million from the exercise of the Warrant Bs, will be sufficient to fund our operations over the next few quarters, subject to the assumptions that follow. First, this assumes that we will achieve our business plan.  The business plan envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past.  Further, this assumes that we will be able to pay principal and interest under the Notes in shares of common stock and comply with all other terms of the Notes.  As noted above, however, as of August 1, 2007 the Company has only 570,874  shares of common stock available for issuance upon conversion of, or as principal and interest on, the Notes (due to Nasdaq limitations), of which approximately $8.0 million is outstanding as of August 1, 2007.  While the Company plans on seeking shareholder approval to allow it to issue additional shares of common stock under the Notes, including as principal and interest payments, there can be no assurance that such shareholder approval will be obtained.  If the Company fails to obtain such shareholder approval, the Company would be required to pay principal and interest installments in cash, which would require it to dedicate a substantial portion of its cash flows from operations and other capital resources to these payments.  Accordingly, if we are unable to realize our business plan, or are unable to pay principal and interest under the Notes in shares of common stock or otherwise comply with the terms of the Notes, we will be forced to raise additional funds in the near future in order to sustain operations by selling equity or taking other actions to conserve cash, which could include selling certain assets and incurring additional indebtedness, all of which are subject to the restrictions in the purchase agreement relating to the Notes and the Notes themselves.  Such actions may require the consent of the holders of the Notes, and there can be no assurance that such consent would be given.

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

Our financial statements for fiscal year ended December 31, 2006, which are included in our Annual Report on Form 10-K filed with the SEC on April 2, 2007, contain an audit report from Vitale, Caturano & Company, Ltd. The audit report contains a going concern qualification, which raises substantial doubt with respect to our ability to continue as a going concern. The receipt of a going concern qualification may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations.

We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of June 30, 2007, we had an accumulated deficit of $166.1 million.  Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities and convertible debt, public security offerings, borrowings under our previous line of credit and capital equipment leases.

As of June 30, 2007, our cash and cash equivalents were $2.9 million, including restricted cash and cash equivalents of $1.1 million; this represents a decrease in our cash and cash equivalents of approximately $5.4 million from the $8.3 million on hand at December 31, 2006. Cash used in operating activities for the six months ended June 30, 2007 was $4.5 million as compared to $6.2 million for the six months ended July 1, 2006. Cash used in operating activities during the six months ended June 30, 2007 was primarily attributable to the net loss of approximately $7.1 million offset by non-cash items such as the change in the fair value of our Notes, depreciation and amortization, deferred revenue, non-cash compensation and consulting expense, non-cash interest expense and decreases in working capital.

Cash used in investing activities during the six months ended June 30, 2007 was $0.7 million as compared to $0 for the six months ended July 1, 2006.  Cash used in investing activities during these periods was a result of capital expenditures during each of the respective periods.  In 2006, cash used for capital expenditures of approximately $0.2 million was offset by a gain recorded on the sale of our SPLC technology.

Cash used in financing activities for the six months ended June 30, 2007 was approximately $0.6 million as compared to cash provided by financing activities of $0.2 million for the six months ended July 1, 2006. Net cash used in financing activities during 2007 primarily related to a payment on our Notes of $0.5 million and to a lesser extent payments on our capital lease obligations of approximately $0.1 million.

Payments Due Under Contractual Obligations

We lease equipment and office space under non-cancelable capital and operating leases. The future minimum rental payments as of June 30, 2007 under the capital and operating leases with non-cancelable terms are included in the table below.  In addition, the table below details the future principal and interest payments on our Notes.

Calendar Years Ending December 31,	Capital Leases	Operating Leases	Long-Term Debt

2007	$41,689	$540,957	$2,802,648
2008	—	$967,614	$3,876,579
2009	—	$825,537	$361,001
2010	—	$523,797	$361,001
2011	—	$159,408	$3,202,013
Thereafter	—	—	—
Total	$41,689	$3,017,313	$10,603,242

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities. At June 30, 2007, $9.0 million was outstanding on the Notes.  Interest on the Notes accrues at a rate equal to the greater of (i) 7% per annum or (ii) the six month LIBOR plus 350 basis points, currently 8.9%.  Our ability to carry out our business plan or our ability to finance future working capital requirements may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.  We account for the Notes and warrant liability on a fair value basis, and changes in share price and market interest rates will affect our earnings but will not affect our cash flows, assuming that we are able to make interest payments due on the Notes in shares of our common stock.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2007. While we have identified certain internal control deficiencies, which are discussed below, our evaluation indicated that these deficiencies did not impair the effectiveness of our overall disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2007.

Our management and Audit Committee were notified by Vitale, Caturano & Company (“Vitale”) of two significant deficiencies in our internal control over financial reporting that they observed during the audit of the December 31, 2006 financial statements.

The first significant deficiency relates to a need to formalize policies and procedures (including a comprehensive accounting and financial reporting policies and procedures manual, a policy that requires an annual vacation for all employees and periodic rotation of duties, and policies and procedures relating to information technology).  We had begun to formalize policies in this area prior to receiving Vitale’s observations and have continued with these plans.

The second significant deficiency relates to our review and analysis of the carrying value of inventory and improving/retaining applicable documentation at certain of our business segments.  Vitale noted an instance of under capitalized labor and overhead costs at one of our business segments.  During 2007, we have continued efforts to enhance our documentation process and monitoring controls in this area.

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

Item 1A. Risk Factors.

Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2006.

For each of the past ten fiscal years, we have experienced losses from operating our businesses. As of June 30, 2007, we had an accumulated deficit of approximately $166.1 million. During the six months ended June 30, 2007 we had a loss from operations of approximately $6.5 million. In July 2007, holders of our Warrant B’s, originally issued in our July 2006 financing, exercised such warrants, resulting in gross proceeds to us of approximately $4.76 million. However, because as of August 1, 2007 we have only 570,874 shares of common stock remaining for issuance upon conversion of, or as principal and interest payments on, our senior secured convertible notes (due to Nasdaq limitations), of which approximately $8.0 million is outstanding as of August 1, 2007, then absent shareholder approval to allow us to issue additional shares of common stock under the notes, we expect that we will use up our remaining available shares in the fourth quarter of fiscal 2007. In that event, we would be required to pay principal and interest installments in cash, which would require us to dedicate a substantial portion of our cash flows from operations and other capital resources to these payments. While we plan on seeking shareholder approval to allow us to issue additional shares of common stock under the notes, including as principal and interest payments, there can be no assurance that such shareholder approval will be obtained. Accordingly, we will need to raise additional capital in the near future in order to sustain our operations. There can be no assurance that we will be able to raise such funds if they are required. In addition, there can be no assurance that we will be able to operate on a cash flow breakeven basis in the future.

We are responsible for having the resale of shares of common stock underlying the Warrant Cs issued in July 2007 registered with the SEC within defined time periods and will incur liquidated damages if the shares are not registered with the SEC within those defined time periods.

Pursuant to our agreement with the investors in the July 2006 private placement, as a result of the issuance of the Warrant Cs upon the exercise of the Warrant Bs in July 2007, we are obligated to (i) file a registration statement covering the resale of the common stock underlying the Warrant C’s within 30 days following the issuance of the Warrant C’s, (ii) use our best efforts to cause the registration statement to be declared effective within 60 days following the issuance of the Warrant C’s (or 90 days in the event of a review of such registration statement by the SEC) and (iii) use our best efforts to keep the registration statement effective until the earlier of (x) the fifth anniversary of the effective date of the registration statement, (y) the date all of the securities covered by the registration statement have been publicly sold and (z) the date all of the securities covered by the registration statement may be sold without restriction under SEC Rule 144(k).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

Not applicable, as all unregistered issuances of securities that occurred during the quarter covered by this report have previously been reported in Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities:

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders:

The annual meeting of stockholders of the Company was held on June 5, 2007. The following sets forth a brief description of each matter voted upon at the annual meeting and the number of votes cast for, against, withheld, as well as the number of abstentions and broker-non-votes, as to each such matter.

Proposals	Votes For	Votes Against	Votes Abstain	Broker Non- Vote
(1) To elect the following Class I Directors:
David B. Eisenhaure	34,924,830	2,625,928	—	—
John M. Carroll	36,446,474	1,104,284	—	—
James J. Kirtley, Jr.	34,882,372	2,668,386	—	—

(2) To ratify the selection of Vitale, Caturano & Company, Ltd. as independent public accountants for the Comoany for the fiscal year ending December 31, 2007	36,863,583	499,769	187,406	—

(3) To approve an increase in the number of shares of Common Stock available for issuance under the Company’s 2005 Incentive Compensation Plan by 2,000,000	12,130,188	1,974,689	116,080	23,329,802

Item 5. Other Information:

Not applicable.

Item 6. Exhibits:

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SATCON TECHNOLOGY CORPORATION

Date: August 9, 2007	By:

/s/ DAVID E. O’NEIL
David E. O’Neil Vice President, Finance and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Amendment No. 2 to the Company’s 2005 Incentive Compensation Plan Amendment No. 1
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002