Form 10-Q
period 2007-09-29
SATCON TECHNOLOGY CORP
filed 2007-11-13
CIK 889423

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2007

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value,
49,786,024 shares outstanding as of November 1, 2007.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 29, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,504,758	$7,190,827
Restricted cash and cash equivalents	84,000	84,000
Accounts receivable, net of allowance of $206,982 and $792,245 at September 29, 2007 and December 31, 2006, respectively	9,312,628	8,549,923
Unbilled contract costs and fees	212,819	267,247
Inventory	13,961,331	7,945,874
Prepaid expenses and other current assets	2,061,279	756,884

Total current assets	$29,136,815	$24,794,755
Property and equipment, net	2,922,890	2,783,900
Goodwill, net	704,362	704,362
Intangibles, net	892,311	1,224,488
Restricted cash	1,000,000	1,000,000
Other long-term assets	71,382	69,782

Total assets	$34,727,760	$30,577,287

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$123,219
Accounts payable	8,513,213	4,538,569
Accrued payroll and payroll related expenses	1,900,726	1,449,185
Other accrued expenses	3,714,311	2,405,447
Accrued restructuring costs	—	1,200,326
Current portion of senior secured convertible notes	4,721,154	5,500,000
Current portion of warrant liability	—	436,919
Deferred revenue	6,438,071	5,834,537

Total current liabilities	$25,287,475	$21,488,202
Redeemable convertible Series B preferred stock (345 shares issued and outstanding at September 29, 2007 and December 31, 2006, respectively; face value $5,000 per share; liquidation preference $1,725,000)	1,725,000	1,725,000
Long-term senior secured convertible notes, net of current portion	2,954,166	7,240,482
Long-term warrant liability, net of current portion	3,470,671	2,483,634
Other long-term liabilities	104,841	108,049

Total liabilities	$33,542,153	$33,045,367
Commitments and contingencies (Note H)
Stockholders' equity (deficit):
Common stock; $0.01 par value, 100,000,000 shares authorized; 48,874,028 and 40,105,073 shares issued and outstanding at September 29, 2007 and December 31, 2006, respectively	$488,741	$401,051
Additional paid-in capital	169,185,665	156,379,193
Accumulated deficit	(168,756,724)	(158,991,838)
Accumulated other comprehensive income (loss)	267,925	(256,486)

Total stockholders' equity (deficit)	$1,185,607	$(2,468,080)

Total liabilities and stockholders' equity (deficit)	$34,727,760	$30,577,287

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenue:
Product revenue	$18,266,367	$7,232,110	$34,718,439	$20,745,333
Funded research and development and other revenue	2,724,819	1,259,301	6,284,664	3,456,073

Total revenue	$20,991,186	$8,491,411	$41,003,103	24,201,406

Operating costs and expenses:
Cost of product revenue	16,148,865	7,263,847	32,564,311	19,784,845
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	1,989,552	1,123,566	4,658,398	3,201,650
Unfunded research and development expenses	847,743	522,073	2,170,755	1,594,974

Total research and development and other revenue expenses	$2,837,295	$1,645,639	$6,829,153	$4,796,624
Selling, general and administrative expenses	3,058,335	2,898,676	8,996,055	9,651,652
Amortization of intangibles	78,573	97,794	272,167	321,136
Gain on sale of assets held for sale	—	(209,054)	—	(399,015)
Restructuring costs	—	262,000	—	262,000

Total operating costs and expenses	$22,123,068	$11,958,902	$48,661,686	$34,417,242

Operating loss	$(1,131,882)	$(3,467,491)	$(7,658,583)	$(10,215,836)
Change in fair value of Convertible notes and warrants	(1,008,163)	(3,573,229)	(423,535)	(3,573,229)
Other (loss) income	(64,370)	(20,965)	(129,849)	42,406
Interest income	56,804	121,976	179,035	274,758
Interest expense	(496,248)	(643,460)	(1,731,954)	(831,576)

Net loss	$(2,643,859)	$(7,583,169)	$(9,764,886)	$(14,303,477)

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.06)	$(0.19)	$(0.22)	$(0.37)

Weighted average number of common shares, basic and diluted	47,841,373	39,519,376	44,035,169	39,052,834

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the nine months ended September 29, 2007

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)	Comprehensive Loss
Balance, December 31, 2006	40,105,073	$401,051	$156,379,193	$(158,991,838)	$(256,486)	$(2,468,080)
Net loss				(9,764,886)	—	(9,764,886)	$(9,764,886)
Issuance of common stock to 401(k) Plan	361,454	3,615	434,812	—	—	438,427	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock	9,250	92	1,921	—	—	2,013	—
Issuance of common stock in connection with the termination of Worcester lease	850,000	8,500	1,113,500	—	—	1,122,000	—
Issuance of common stock in lieu of cash principal payments on the Convertible Notes	3,161,186	31,632	3,777,814	—	—	3,809,446	—
Issuance of common stock in lieu of cash interest on the Convertible Notes	396,522	3,965	514,200	—	—	518,165	—
Issuance of common stock in connection with the exercise of Warrant Bs	3,636,368	36,364	5,600,006			5,636,370
Employee stock-based compensation	—	—	648,636	—	—	648,636	—
Issuance of common stock upon conversion of a portion of the Convertible Notes	318,182	3,182	521,818			525,000
Issuance of common stock in lieu of six-months cash dividend on redeemable convertible Series B preferred stock	33,993	340	68,660	—	—	69,000
Adjustment to conversion price of Series B preferred stock, due to anti-dilution provisions	—	—	125,105	—	—	125,105	—
Foreign currency translation adjustment	—	—	—	—	524,411	524,411	524,411

Comprehensive loss	—	—	—	—	—	—	$(9,240,475)

Balance, September 29, 2007	48,874,028	$488,741	$169,185,665	$(168,756,724)	$267,925	$1,185,607

The accompanying notes are an integral part of these unaudited consolidated financial statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Net loss	$(9,764,886)	$(14,303,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets held for sale	—	(399,015)
Depreciation and amortization	1,163,669	1,299,816
Provision for uncollectible accounts	70,295	114,398
Provision for excess and obsolete inventory	262,269	764,741
Non-cash compensation expense, including stock based compensation costs of $648,636 and $821,505 for the nine months ended September 29, 2007 and September 30, 2006, respectively	1,063,269	1,285,048
Change in fair value of the Convertible Notes and investor and placement agent warrant liability	423,535	3,573,229
Non-cash interest expense	1,639,065	703,597
Changes in operating assets and liabilities:
Accounts receivable	57,431	(1,197,765)
Unbilled contract costs and fees	92,574	(151,267)
Prepaid expenses and other current assets	(1,304,395)	276,221
Inventory	(5,310,944)	(1,375,091)
Other long-term assets	(1,600)	427,571
Accounts payable	3,332,167	466,151
Accrued payroll and payroll related expenses and other expenses	1,317,253	253,561
Deferred revenue	217,994	45,914
Other liabilities	(3,208)	(225,183)

Total adjustments	$3,019,374	$5,861,926

Net cash used in operating activities	$(6,745,512)	$(8,441,551)

Cash flows from investing activities:
Net proceeds from sale of assets	—	406,364
Purchases of property and equipment	(855,741)	(369,968)

Net cash provided by (used in) investing activities	(855,741)	36,396

Cash flows from financing activities:
Net borrowings under bank line of credit	—	(2,000,000)
Repayment of long-term debt	(123,219)	(116,900)
Net proceeds from issuance of the Convertible Notes	—	10,935,793
Net proceeds from the exercise of warrants to purchase common stock	4,763,642	—
Repayment of Senior Secured Convertible Notes	(500,000)	—
Net proceeds from exercise of warrants and options to purchase common stock	2,013	314,820

Net cash provided by financing activities	4,142,436	9,133,713

Effect of foreign currency exchange rates on cash and cash equivalents	(227,252)	33,451

Net increase (decrease) in cash and cash equivalents	(3,686,069)	762,009
Cash and cash equivalents at beginning of period	7,190,827	9,194,720

Cash and cash equivalents at end of period	$3,504,758	$9,956,729

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-Cash Investing and Financing Activities:
Anti-dilution adjustment for Series B preferred stock and warrants	$125,105	$116,667
Employee stock-based compensation	$648,636	$821,505
Common stock issued related to 401(k) contributions	$438,427	$463,543
Common stock issued in lieu of interest on Senior Secured Notes	$518,165	$—
Common stock issued for principal payment on Senior Secured Notes	$3,809,446	$—
Common stock issued in lieu of cash dividends on redeemable convertible Series B Preferred Stock	$69,000	$82,778
Amortization of debt discount associated with the valuation of the Convertible Notes	$768,597	$236,022
Conversion of preferred stock for common stock	$—	$400,000
Conversion of the Convertible Notes into common stock	$525,000	$—
Common stock issued for lease settlement	$1,122,000	$—
Interest and Income Taxes Paid:
Interest	$270,000	$123,350
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2007 ("2007") AND September 30, 2006 ("2006")

(Unaudited)

Note A. Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its wholly-owned subsidiaries (collectively, the "Company") as of September 29, 2007 and for the three and nine months then ended have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three and nine months ended September 29, 2007 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

        On October 19, 2007, the Company entered into an Offer to Sell Notes with all of the holders of the Company's senior secured convertible notes (the "Convertible Notes"). Under the terms of the offer, at anytime prior to November 9, 2007, the Company had the right to purchase the Convertible Notes for an amount equal to 120% of the aggregate outstanding principal amount of the Convertible Notes plus accrued and unpaid interest thereon. In exchange for the holders' agreement to keep the offer open until November 9, 2007, the Company issued an aggregate of 749,999 shares of the Company's common stock to the holders. The Company will record a charge to operations of approximately $0.9 million in its fourth quarter ending on December 31, 2007 related to such issuance.

        On October 19, 2007, the Company entered into a Note Purchase Agreement with Rockport Capital Partners II, L.P. and NGP Energy Technology Partners, L.P. (the "Investors") to lend the Company up to $10.0 million to provide funds to repurchase the Convertible Notes, among other things. Pursuant to the Note Purchase Agreement, on November 7, 2007, the Investors purchased from the Company promissory notes (the "New Notes") in an aggregate principal amount of $10.0 million. The New Notes bear interest at 17% per annum. All unpaid principal, together with accrued but unpaid interest, is due and payable in full on February 19, 2008.

        On November 7, 2007, the Company used approximately $8.5 million of the proceeds from the sale of the New Notes to retire the Convertible Notes, which represented 120% of the then outstanding amount due under the Convertible Notes. The Company will record a charge to operations in its fourth quarter ending December 31, 2007 of approximately $1.4 million, which represents the 20% prepayment penalty under the Convertible Notes. In addition, the Company will record an additional amount related to the change in fair value of the Convertible Notes on the date such notes were paid off. Upon the retirement of the Convertible Notes, the New Notes became immediately secured by all of the Company's assets, including the Company's ownership interest in the capital stock of its subsidiaries.

        On November 8, 2007, the Company entered into a Stock and Warrant Purchase agreement with the Investors. Under this purchase agreement, the Investors agreed to purchase in a private placement up to 25,000 shares of the Company's newly created Series C convertible preferred stock (the "Series C Preferred Stock") and warrants to purchase up to 19,711,539 shares of common stock, for an aggregate gross purchase price of $25 million. Each share of Series C Preferred Stock initially converts into common stock at a price equal to $1.04 per share, subject to adjustment.

        This private placement will occur in two closings. The first closing occurred on November 8, 2007. The Company issued 10,000 shares of Series C Preferred Stock at $1,000 per share for an aggregate gross purchase price of $10 million. These shares are currently convertible into 9,615,384 shares of common stock. The Company also issued warrants to purchase an aggregate of 15,262,072 shares of common stock. These warrants have an initial exercise price of $1.44 per share and may not be exercised until May 8, 2008. The initial exercise price of these warrants is subject to adjustment as discussed below.

        At the second closing, which is subject to stockholder approval, as well as other customary closing conditions, the Company will issue 15,000 shares of Series C Preferred Stock for an aggregate gross purchase price of $15 million, of which $10 million will paid through the cancellation of the New Notes. These shares will be initially convertible into 14,423,076 shares of common stock. At this closing, the Company will also issue warrants to purchase an aggregate of 4,449,467 shares of common stock at an exercise price of $1.25 per share. These warrants will be exercisable immediately. This second closing is to take place not later than January 31, 2008.

        In the purchase agreement, the Company agreed to reprice the exercise price of the warrants issued at the first closing, subject to stockholder approval. The exercise price of these warrants is initially $1.44, which equaled the closing bid price of the common stock immediately prior to signing the purchase agreement. If the Company's stockholders approve the second closing, the exercise price of these warrants will be reduced to $1.25 per share.

        In the purchase agreement, the Company also agreed to issue the Investors additional warrants in the event that the holders of certain existing warrants (none of whom are affiliated with the Investors) exercise those warrants in the future. Upon such exercises, the Company will issue to the Investors additional warrants to purchase common stock equal to one-half of the number of shares of common stock issued upon exercise of these existing warrants. The exercise price of these warrants will be $1.25 per share. If all of these existing warrants are exercised, the Company would need to issue warrants to purchase an additional 4,639,564 shares of common stock to the Investors.

        On July 17, 2007, the holders of the Company's Warrant Bs exercised such warrants in full, acquiring 3,636,638 shares of common stock at $1.31 per share. The Company received proceeds of approximately $4.8 million. To entice the holders of the Warrant Bs to exercise such warrants the

Company reduced the exercise price from $1.68 to $1.31 per share. As a result of reducing the exercise price the Company recorded a charge to operations in its fiscal third quarter ending September 29, 2007 related to the warrant modification of approximately $0.9 million. Pursuant to the original terms of the Warrant Bs, upon exercise of the Warrant Bs, the warrant holders were entitled to receive additional warrants ("Warrant Cs") to purchase a number of shares of common stock equal to 50% of the number of shares of common stock purchased upon exercise of the Warrant Bs. As a result of the full exercise of the Warrant Bs, the holders received Warrant Cs to purchase 1,818,187 shares of common stock at an exercise price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants.

        The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each of the past ten years. As of September 29, 2007, it had an accumulated deficit of $168.8 million. During the three and nine months ended September 29, 2007, the Company incurred a loss from operations of approximately $1.1 million and $7.7 million, respectively, while using net cash from operations of approximately $8.0 million for the nine month period ended September 29, 2007. The Company's restricted cash balances at September 29, 2007 and December 31, 2006 were $1,084,000.

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

        The Company anticipates that its current cash, including proceeds from the exercise of the Warrant Bs, the proceeds from the sale of the New Notes and from the sale of Series C Preferred Stock and warrants in the preferred stock financing, of which the first closing has occurred and of which the second closing is subject to stockholder approval, will be sufficient to fund its operations over the next year, subject to the assumptions that follow. First, this assumes the Company achieves its business plan. The business plan envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past. Second, this assumes that stockholders approve the second closing and the Company is able to consummate the second closing of the preferred stock financing with the Investors. Accordingly, if the Company is unable to realize its business plan or is unable consummate the second closing of the preferred stock financing with the Investors, the Company would not be able to retire the $10 million of New Notes, which mature on February 19, 2008, and the Company would need to raise additional funds in the near future in order to pay-off the New Notes and sustain operations by selling equity or taking other actions to conserve its cash position, which could include selling of certain assets and incurring additional indebtedness, subject to the restrictions contemplated in the both the note and preferred stock financing with the Investors. Such actions would likely require the consent of the Investors, and there can be no assurance that such consent would be given. Furthermore, there can be no assurance that the Company will be able to raise such funds if they are required. Finally, if the second closing does not occur and the Company were to obtain alternative financing from a source other than the Investors prior to July 19, 2008, then, at the election of the Investors, the Company would either be required to use its best efforts to include the Investors in that financing or be required to pay the Investors an alternative transaction fee equal to $1.5 million in cash or, at the Company's option, $2 million of the Company's common stock.

        It should also be noted that, as a result of the preferred stock financing, the holders of certain outstanding warrants have the right to seek redemption of those warrants at their Black-Scholes value. If the holders of those warrants exercise this redemption right, the Company's liquidity position would be adversely impacted.

Note C. Significant Accounting Policies and Basis of Presentation

Basis of Consolidation

        The consolidated financial statements include the accounts of SatCon Technology Corporation and its wholly-owned subsidiaries (SatCon Applied Technology, SatCon Electronics and SatCon Power Systems). All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

        The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product passes upon shipment of the product, as the products are typically shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless the Company can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied. When appropriate the Company provides for a warranty reserve at the time the product revenue is recognized. If a contract involves the provisions of multiple elements and the elements qualify for separation under EITF 00-21, Revenue Agreements with Multiple Deliverables, total estimated contact revenue is allocated to each element based on the relative fair value of each element provided. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue is recognized on each element as described above.

        The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of September 29, 2007 and December 31, 2006, the Company had approximately $0.8 million and $0, respectively for anticipated contract losses on commercial contracts.

        Cost of product revenue includes materials, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in research and development and other revenue expenses.

        Deferred revenue consists of payments received from customers in advance of services performed, product shipped or installation completed.

Cash and Cash Equivalents

        Cash and cash equivalents include demand deposits, overnight repurchase agreements with Silicon Valley Bank (the "Bank") and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At September 29, 2007, the Company had approximately $2.5 million invested in a money market account with a national bank. At September 29, 2007 and December 31, 2006, the Company had restricted cash as indicated in the table below. In addition, at September 29, 2007 and December 31, 2006, the Company had overnight repurchase agreements with the Bank of $1,483,453 and $296,844, respectively.

Restricted Cash	September 29, 2007	December 31, 2006
Convertible Notes	$1,000,000	$1,000,000
Security deposits	34,000	34,000
Certificates of Deposit	50,000	50,000

Total restricted Cash	$1,084,000	$1,084,000

        Under the terms of the Convertible Notes, the Company was required, for so long as any Convertible Notes were outstanding, to maintain aggregate cash and cash equivalents equal to the greater of (i) $1.0 million or (ii) $3.0 million minus 80% of eligible receivables (as defined therein). Based on the level of eligible receivables, the Company was required to maintain aggregate cash and cash equivalents of $1.0 million. The Company was in compliance with this requirement as of September 29, 2007.

        Under the terms of the New Notes, for so long as any New Notes are outstanding, the Company is required to maintain aggregate cash and cash equivalents of at least $1.0 million.

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

        The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This statement affects the Company's treatment of goodwill and other intangible assets. The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods.

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

Long-lived Assets

        The Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of the Accounting Principles Board ("APB") Opinion No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement requires that long-lived assets be reviewed for possible impairment, if certain conditions exist, with impaired assets written down to fair value.

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

Foreign Currency Translation

        The functional currency of the Company's foreign subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders' equity (deficit) is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions are reflected in the loss from operations and were $0.2 million, $0.6 million, during the three and nine months ended September 29, 2007, respectively and $0 and 0.1 million for the three and nine months ended September 30, 2006, respectively.

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

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalties (if applicable) on that excess. FIN 48 requires a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to the accrued interest and penalties for unrecognized tax benefits. Discussion is also required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next twelve months.

        The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not recognize any decrease in the liability for unrecognized tax benefits as a result of the adoption.

        As of December 31, 2006, the Company had federal and state NOL carry forwards and federal and state R&D credit carry forwards, which may be available to offset future federal and state income tax liabilities which expire at various dates starting in 2007 and going through 2026. Utilization of the NOL and R&D credit carry forwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company's formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company's formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If the Company has experienced a change of control at any time since Company formation, utilization of its NOL or R&D credit carry forwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carry forwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. The Company does not expect to have any taxable income for the foreseeable future.

        The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying financial statements. The Company would record any such interest and penalties as a component of interest expense. The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date.

Accounting for Stock-based Compensation

        The Company has several stock-based employee compensation plans. On October 1, 2005, the Company adopted SFAS No. 123R ("SFAS 123R") Accounting for Stock-based Compensation, using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). At the time of adoption all outstanding options of the Company had vested. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. Previously, the Company had followed APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which resulted in the accounting for employee stock options at their intrinsic value in the consolidated financial statements.

        On March 29, 2005, the SEC issued SAB 107 which expresses the view of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations concerning the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee stock options prior to adoption of SFAS No. 123R, and disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. The Company has accounted for its stock option grants in compliance with SAB 107.

        On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position SFAS 123R-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of additional paid-in capital related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to additional paid-in capital and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

        The Company recognized the full impact of its share-based compensation plans in the consolidated financial statements for the three and nine months ended September 29, 2007 and September 30, 2006 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table presents share-based compensation expense included in the Company's consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Cost of product revenue	$76,755	$14,286	$101,686	$83,965
Funded research and development and other revenue expense	100,054	22,924	149,690	124,554
Selling, general and administrative expenses	134,933	94,880	397,260	612,986

Share based compensation expense before tax	$311,742	$132,090	$648,636	$821,505
Income tax benefit	—	—	—	—

Net compensation expense	$311,742	$132,090	$648,636	$821,505

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

        The weighted average grant date fair value of options granted during the three and nine months ended September 29, 2007 and September 30, 2006 were $1.49, $1.67, $1.42 and $2.69, respectively, per option. The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended		Nine Months Ended
Assumptions:	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Expected life(1)	6.0 years	6.25 years	5.0 years - 6.25 years	5.0 years to 6.25 years
Expected volatility range(2)	85.64% - 86.24%	90.6% - 93.0%	84.7% - 89.9%	89.8% - 96.5%
Dividends	none	none	none	none
Risk-free interest rate(3)	4.3%	4.74%	4.3% - 4.8%	4.29% to 5.3%
Forfeiture Rate(4)	6.25%	6.25%	6.25%	6.25%

(1)
The option life was determined using the simplified method for estimating expected option life, which qualify as "plain-vanilla" options.

(2)
The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company's common stock over the most recent period equal to the expected option life of the grant, the historical short-term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company's business operations.

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

        In December 2005, the Company granted 50,000 shares of restricted common stock to a senior executive as permitted under the 2005 Stock Incentive Compensation Plan. This grant vested 12,500 shares per quarter over four quarters. 12,500 and 37,500 of these restricted shares vested during the three and nine month period ended September 30, 2006. Compensation expense for the number of shares issued is recognized over the service period and is recorded in the consolidated statement of operations as a component of selling, general and administrative expense. For the three and nine month period ended September 30, 2006, compensation expense of $17,750 and $53,250 has been recognized related to this restricted stock award. This amount is included in the table above that presents share-based compensation expense included in the Company's consolidated statement of operations. The entire grant was vested as of December 31, 2006.

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

        Significant customers are defined as those customers that account for 10% or more of total net revenue in a fiscal year or 10% or more of accounts receivable and unbilled contract costs and fees at the end of a fiscal period. For the three and nine month period ended September 29, 2007, there was one customer that was deemed significant with regards to revenue. For the three and nine month period ended September 29, 2007, this customer accounted for 27% or $5.7 million and 14% or $5.7 million, respectively, of revenue. At September 29, 2007, one customer had a balance equal to 10% or $0.9 million of our outstanding gross receivables.

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

Fair Value of Financial Instruments

        The Company's financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable, debt instruments, convertible notes and Series B preferred stock. The estimated fair values of these financial instruments approximate their carrying values at September 29, 2007 and December 31, 2006. The estimated fair values have been determined through information obtained from market sources and management estimates.

Convertible Debt Instruments and Warrant Liabilities

        The Company accounts for its senior secured convertible notes (the "Convertible Notes"), which were paid off on November 7, 2007, and associated warrants in accordance with SFAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Convertible Notes included features that qualify as embedded derivatives, such as (i) the holders' conversion option, (ii) the Company's option to settle the Convertible Notes at the scheduled dates in cash or shares of its common stock, and (iii) premiums and penalties the Company would be liable to pay in the event of default. As permitted under SFAS 155, the Company has irrevocably elected, as of January 1, 2007, to measure the Convertible Notes and embedded derivatives in their entirety at fair value with changes in fair value recognized as either gain or loss.

        The Company records interest expense under the Convertible Notes based on the greater of (i) 7% or (ii) the six-month LIBOR in effect at the time plus 350 basis points, as well as the amortization of the debt discount, which the Company computes using the effective interest method. The debt discount represents the difference between the Company's gross proceeds from the sale of the Convertible Notes in July 2006 of $12.0 million and the fair value of the convertible debt upon issuance, after separately valuing the investor warrants, the placement agent warrants and the Convertible Notes on a relative fair value basis. By amortizing the debt discount to interest expense, rather than recognizing it as a change in fair value of the convertible debt instrument and warrants, which is a separate line item in our statement of operations, the Company believes its interest expense line item more appropriately reflects the cost of the debt associated with the Convertible Notes.

        The Company determined the fair values of the Convertible Notes, investor warrants and placement agent warrants using valuation models it considers to be appropriate. The Company's stock price has the most significant influence on the fair value of its Convertible Notes and related warrants. An increase in the Company's common stock price would cause the fair values of both the Convertible Notes and warrants to increase, because the conversion and exercise prices, respectively, of such instruments are fixed at $1.65 and $1.68 per share, respectively, and result in a charge to our statement of operations. A decrease in the Company's stock price would likewise cause the fair value of the convertible Notes and the warrants to decrease and result in a credit to our statement of operations. If the price of the Company's common stock were to decline significantly, however, the decrease in the fair value of the Convertible Notes would be limited by the instrument's debt characteristics. Under such circumstances, the Company's estimated cost of capital would become another significant variable affecting the fair value of the Convertible Notes.

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

Note D. Loss per Share

        The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net loss	$(2,643,859)	$(7,583,169)	$(9,764,886)	$(14,303,477)

Basic and diluted:
Common shares outstanding, beginning of period	43,967,441	39,439,047	40,105,073	38,382,707
Weighted average common shares issued during the period	3,873,932	80,329	3,930,096	670,127

Weighted average shares outstanding—basic and diluted	47,841,373	39,519,376	44,035,169	39,052,834

Net loss per weighted average share, basic and diluted	$(0.06)	$(0.19)	$(0.22)	$(0.37)

        As of September 29, 2007 and September 30, 2006, shares of common stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive. In addition, shares of common stock issuable upon the conversion of redeemable convertible preferred stock and the Convertible Notes were excluded from the diluted weighted average common shares outstanding as their effect would also have been antidilutive. The table below summarizes the option and warrants and convertible preferred stock that were excluded from the calculation above due to their effect being antidilutive:

	September 29, 2007	September 30, 2006
Common Stock issuable upon the exercise of:
Options	4,893,329	4,365,253
Warrants	9,279,127	11,097,308

Total Options and Warrants excluded	14,172,456	15,462,561

Common stock issuable upon the conversion of the Convertible Notes, at conversion price of $1.65 per share	4,581,002	7,272,727
Common Stock issuable upon the conversion of redeemable convertible Series B Preferred Stock	898,438	833,333

Note E. Inventory

        Inventory components at the end of each period were as follows:

	September 29, 2007	December 31, 2006
Raw material	$5,140,385	$3,042,286
Work-in-process	6,809,955	2,554,871
Finished goods	2,010,991	2,348,717

	$13,961,331	$7,945,874

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

        The following is a summary of the Company's operations by operating segment for the three and nine months ended September 29, 2007 and September 30, 2006:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Applied Technology:
Funded research and development and other revenue	2,724,819	$1,259,301	$6,284,664	$3,456,073

Income (loss) from operations, including amortization of intangibles of $78,573 and $235,717 for the three and nine months ended September 29, 2007, respectively, and $66,545 and $227,387 for the three and nine month period ended September 30, 2006, respectively	$10,497	$(364,076)	$(365,870)	$(1,518,286)

Power Systems, US
Product revenue	$1,039,115	$843,393	$3,811,966	$3,483,349

Loss from operations, including restructuring costs of $262,000 for the three and nine months ended September 30, 2006	$(160,401)	$(1,738,866)	$(571,812)	$(3,448,619)

Power Systems, Canada:
Product revenue	$14,698,799	$4,120,196	$23,547,007	$9,726,439

Loss from operations	$(265,683)	$(214,852)	$(4,423,502)	$(1,551,973)

Electronics:
Product revenue	$2,528,453	$2,268,521	$7,359,466	$7,535,545

Loss from operations, including amortization of intangibles of $0 and $36,450 for the three and nine months ended September 29, 2007 and $31,249, respectively, and $93,749 for the three and nine month period ended September 30, 2006, respectively	$(136,507)	$(254,610)	$(465,922)	$(659,396)

Corporate:
Loss from operations	$(579,788)	$(895,087)	$(1,831,477)	$(3,037,562)

Consolidated:
Product revenue	$18,266,367	$7,232,110	$34,718,439	$20,745,333
Funded research and development and other revenue	$2,724,819	1,259,301	$6,284,664	3,456,073

Total revenue	$20,991,186	$8,491,411	$41,003,103	$24,201,406

Operating loss	$(1,131,882)	$(3,467,491)	$(7,658,583)	$(10,215,836)
Change in fair value of Convertible Notes and Warrants	(1,008,163)	(3,573,229)	(423,535)	(3,573,229)
Other (loss) income	(64,370)	(20,965)	(129,849)	42,406
Interest income	56,804	121,976	179,035	274,758
Interest expense	(496,248)	(643,460)	(1,731,954)	(831,576)

Net loss	$(2,643,859)	$(7,583,169)	$(9,764,886)	$(14,303,477)

        Common assets not directly attributable to a particular segment are included in the Corporate segment. These assets include cash and cash equivalents, prepaid and other corporate assets. The following is a summary of the Company's assets by operating segment:

	September 29, 2007	December 31, 2006
Applied Technology:
Segment assets	$4,390,011	$2,995,181
Power Systems, US:
Segment assets	3,078,993	4,196,821
Power Systems, Canada
Segment assets	16,073,170	8,594,046
Electronics:
Segment assets	6,422,265	5,883,674
Corporate:
Segment assets	4,763,321	8,907,565

Total assets	$34,727,760	$30,577,287

        The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenue by geographic region based on location of customer:
United States	$14,349,018	$7,882,223	$32,334,076	$21,500,313
Rest of world	6,642,168	609,188	8,669,027	2,701,093

Total revenue	$20,991,186	$8,491,411	$41,003,103	$24,201,406

	September 29, 2007	December 31, 2006
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:
United States	$3,487,918	$4,406,166
Rest of world	1,031,645	306,584

Total long-lived assets (including goodwill and intangible assets)	$4,519,563	$4,712,750

Note G. Legal Matters

        From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business. On May 19, 2006, the Company filed a suit in the U.S. District Court, District of Massachusetts, against one of its customers. The suit demanded full payment of all outstanding amounts due to the Company from its customer. The customer filed a counterclaim that the Company believed was without merit. The suit was settled on March 9, 2007. The settlement did not have a material effect on the Company's financial position or operations.

        The Company is not aware of any current or pending litigation in which the Company is or may be a party that it believes could materially adversely affect the results of operations or financial condition or net cash flows.

Note H. Commitments and Contingencies

Operating Leases

        The Company leases its facilities under various operating leases that expire through October 2011.

        Future minimum annual rentals under lease agreements at September 29, 2007 are as follows:

Fiscal Year
2007	$352,919
2008	$1,265,984
2009	$970,609
2010	$523,797
2011	$159,408
Thereafter	$—

Total	$3,272,717

Letters of Credit:

        The Company utilizes a standby letter of credit to satisfy a security deposit requirement. Outstanding standby letters of credit as of September 29, 2007 and December 31, 2006 were $34,000. The Company is required to pledge cash as collateral on these outstanding letters of credit. As of September 29, 2007 and December 31, 2006, the cash pledged as collateral for these letters of credit was $34,000 and is included in restricted cash and cash equivalents on the balance sheet.

Purchase Commitments:

        In the ordinary course of business the Company enters into agreements with vendors for the purchase of goods and services through the issuance of purchase orders. In general the majority of these purchases do not represent commitments of the Company until the goods or services are received. In the third quarter of fiscal 2003 the Company provided for approximately $0.9 million of outstanding purchase commitments related to its Shaker and UPS product lines. As of September 29, 2007 and December 31, 2006 the balance outstanding on these purchase commitments was $237,150. These amounts are included in other accrued expenses in the Company's consolidated balance sheet.

Employment Agreements:

        The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined in the employment agreements. As of September 29, 2007 and December 31, 2006, the Company's potential obligation to these employees was approximately $500,000 and $300,000 in total, respectively. During the year ended December 31, 2006, the Company terminated the employment of an employee that had an employment agreement that provided for severance payments upon termination. The Company recorded a charge to operations of approximately $250,000 related to this severance agreement as selling, general and administrative expense in its results of operations for the year ended December 31, 2006. At September 29, 2007 and December 31, 2006, approximately $0 and $0.2 million were accrued, respectively.

Line of Credit:

        As a condition precedent to the Convertible Note financing (see Note K), the Company was required to repay any amounts outstanding under the credit facility and cancel the agreement with Silicon Valley Bank (the "Bank"). The Company no longer has a credit facility with the Bank. Under the terms of the credit facility, the Bank agreed to provide the Company with a credit line of up to $7.0 million. The credit facility was secured by most of the assets of the Company and advances under the credit facility were limited to 80% of eligible receivables and up to $1.0 million based on the levels of eligible inventory. Interest on outstanding borrowings accrued at the Bank's prime rate of interest plus 1.5% per annum. In addition, the credit facility provided the ability to borrow up to $3,000,000 on a revolver basis paying only interest provided that the Company remained in compliance with all financial covenants, as defined.

Note I. Restructuring Costs

        On September 19, 2006, the Board of Directors approved a plan to close the Company's Worcester, Massachusetts manufacturing facility by approximately December 31, 2006 in furtherance of the Company's continuing efforts to streamline operations and reduce its operating costs.

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

        The following is a summary of the Company's accrued restructuring costs at September 29, 2007 and December 31, 2006:

	September 29, 2007	December 31, 2006
Severance costs and payroll-related costs	$—	$78,326
Facility costs	$—	$1,122,000

Accrued restructuring costs	$—	$1,200,326

Note J. Product Warranties

        In its Power Systems Divisions the Company provides a warranty to its customers for most of its products sold. In general the Company's warranties are for one year after the sale of the product, and in some instances five years for photovoltaic inverters. The Company reviews its warranty liability quarterly. Factors taken into consideration when evaluating the Company's warranty reserve are (i) historical claims for each product, (ii) the development stage of the product, (iii) volume increases, (iv) life of warranty and (v) other factors.

        The following is a summary of the Company's accrued warranty activity for the following periods:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Balance at beginning of period	$922,111	$374,745	$679,747	$556,314
Provision	717,157	103,180	1,220,745	199,180
Usage	(76,107)	(29,362)	(337,331)	(306,931)

Balance at end of period	$1,563,161	$448,563	$1,563,161	$448,563

Note K. Convertible Debt Instruments and Warrant Liabilities

Features of the Convertible Notes and Warrants

        On July 19, 2006, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with the purchasers named therein (the "Purchasers") in connection with the private placement (the "Private Placement") of:

  •
  $12,000,000 aggregate principal amount of senior secured convertible notes (the "Convertible Notes"), convertible into shares of the Company's common stock at a conversion price of $1.65 per share;

  •
  Warrant As to purchase up to an aggregate of 3,636,368 shares of the Company's common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants; and

  •
  Warrant Bs to purchase up to an aggregate of 3,636,368 shares of the Company's common stock at a price of $1.68 per share for a period of 90 trading days beginning the later of six months from the date of such warrants and the date the Securities and Exchange Commission (the "SEC") declares effective a shelf registration statement covering the resale of the common stock underlying the securities issued in the Private Placement (the "Registration Statement"); to the extent the Warrant Bs are exercised, the Purchasers were entitled to receive additional warrants (the Warrant Cs), as described below. Because the registration statement was declared effective on September 27, 2006, these warrants were originally exercisable for the 90 trading day period beginning six months from the date of such warrants (i.e. May 30, 2007). On December 20, 2006 the Warrant Bs were amended to extend the expiration date of the Warrant Bs issued in the Private Placement from May 30, 2007 to August 31, 2007. In addition, this amendment amended the definition of "Excluded Stock" set forth in the Purchase Agreement to enable the Company to issue up to 1.1 million shares of the Company's common stock in connection with the early termination of the lease for the Company's facility located in Worcester, Massachusetts, without such shares being subject to the Purchasers' right of participation set forth in the Purchase Agreement and certain prohibitions set forth in the Convertible Notes and related warrants (as discussed in Note I above, the Company ultimately settled the lease for 850,000 shares).

        In connection with the Private Placement, the Company also entered into a Security Agreement, dated July 19, 2006, with the Purchasers, pursuant to which the Company granted the Purchasers a security interest in all of its right, title and interest in, to and under all of the Company's personal property and other assets, including its ownership interest in the capital stock of its subsidiaries, as security for the prompt payment in full of all amounts due and owing under the Convertible Notes. The following is a summary of the material provisions of the Purchase Agreement, the Notes, the Warrant As, the Warrant Bs, And the Warrant Cs.

  Securities Purchase Agreement

        As noted above, the Purchase Agreement provided for the issuance and sale to the Purchasers of the Convertible Notes, the Warrant As and the Warrant Bs for an aggregate purchase price of $12,000,000. Other significant provisions of the Purchase Agreement include:

  •
  the requirement that the Company pay off all amounts outstanding under our credit facility with Silicon Valley Bank (see Note H);

  •
  for so long as the Convertible Notes were outstanding, the obligation that the Company offer to the Purchasers the opportunity to participate in subsequent securities offerings (up to 50% of such offerings), subject to certain exceptions for, among other things, certain underwritten public offerings and strategic alliances;

  •
  for so long as the Convertible Notes were outstanding, the obligation that the Company not incur any indebtedness that is senior to, or on parity with, the Convertible Notes in right of payment, subject to limited exceptions for purchase money indebtedness and capital lease obligations.

        On November 7, 2007, the Convertible Notes were retired using approximately $8.5 million of the proceeds from the sale of the New Notes. See Note B above and Note N below.

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

        Additionally, with respect to the common stock underlying the Warrant Cs issued in July 2007 upon exercise of the Warrant Bs, the Company is also obligated to (i) file a registration statement covering the resale of such common stock with the SEC within 30 days following the issuance of the Warrant Cs(which it has satisfied), (ii) use its best efforts to cause such registration statement to be declared effective within 60 days following the issuance of the Warrant Cs (or 90 days in the event of a review of such registration statement by the SEC) (which it has satisfied) and (iii) use its best efforts to keep such registration statement effective until the earlier of (x) the fifth anniversary of the effective date of the registration statement, (y) the date all of the securities covered by the registration statement have been publicly sold and (z) the date all of the securities covered by the registration statement may be sold without restriction under SEC Rule 144(k).

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

  Senior Secured Convertible Notes

        The Convertible Notes originally had an aggregate principal amount of $12 million and were convertible into shares of the Company's common stock at a conversion price of $1.65, subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges.

        The Convertible Notes bore interest at the higher of (i) 7.0% per annum or (ii) the six-month LIBOR plus 3.5% (the "Stated Rate 6-Month LIBOR Condition"). Interest was payable quarterly, beginning on October 31, 2006, and could be made in cash or, at the Company's option if certain equity conditions ("Equity Conditions") were satisfied, in shares of the Company's common stock. If interest wa paid in shares of common stock, the price per share was at a 10% discount to the volume weighted average price for the 20 trading days preceding the payment date. The Equity Conditions included (1) the Company had sufficient authorized shares for issuance, (2) such shares were registered for resale or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act, (3) the common stock was listed or quoted (and was not suspended from trading) on an eligible exchange and such shares were approved for listing upon issuance, (4) the issuance did not violate Section 6(c) of the Convertible Note or the rules and regulations of any trading market, (5) there had been no event of bankruptcy by the Company, (6) the Company was not in default with respect to any material obligation under any documents associated with issuance of the Convertible Notes and Warrants, and (7) there had been no public announcement of a pending or proposed change of control that has not been consummated.

        Seventy-five percent (75%) of the original principal amount of the Convertible Notes were to be repaid in 18 equal monthly installments ($500,000 per month) beginning on February 28, 2007. Such principal payments could be made in cash or, at the Company's option if certain equity conditions were satisfied, in shares of common stock. If principal was paid in shares of common stock, the price per share was the lesser of (i) the conversion price or (ii) a 10% discount to the volume weighted average price for the 20 trading days preceding the payment date. At any time following the 24-month anniversary of the issuance of the Notes, the holders had the right to elect to require the Company to redeem for cash all or any portion of the outstanding principal on the Convertible Notes; provided, however, that on the 60 month anniversary of the issuance of the Convertible Notes, the Company would have been required to redeem any remaining outstanding principal and unpaid interest. Notwithstanding the foregoing, at any time following the one year anniversary of the effective date of the Registration Statement, the Company had the right, under certain circumstances, including satisfaction of the Equity Conditions with respect to the underlying shares, redeem the Convertible Notes for cash equal to 120% of the aggregate outstanding principal amount plus any accrued and unpaid interest.

        The Convertible Notes were convertible at the option of the holders into shares of the Company's common stock at any time at the conversion price. If at any time following the one year anniversary of the effective date of the Registration Statement, the volume weighted average price per share of common stock for any 20 consecutive trading days exceeded 175% of the conversion price, then, if certain conditions were satisfied, including the Equity Conditions, the Company could require the holders of the Convertible Notes to convert all or any part of the outstanding principal into shares of common stock at the conversion price. The Convertible Notes contained certain limitations on optional and mandatory conversion, including that, absent stockholder approval of the transaction, the Company could not issue shares of common stock under the Convertible Notes or the Warrant Bs, in the aggregate, in excess of 19.99% of our outstanding shares on the closing date (or 7,901,276 shares of common stock). As of September 29, 2007, there were no shares of common stock remaining for issuance upon conversion of, or as principal and interest payments on, the Convertible Notes, of which approximately $7.6 million was outstanding as of September 29, 2007.    On October 19, 2007, the Company received stockholder approval allowing for the issuance of additional shares of the Company's common stock sufficient to allow for the full conversion of the Company's outstanding Convertible Notes, as well as the full payment of interest and principal on such notes, all in accordance with the terms of such notes.

        The Convertible Notes contained certain covenants and restrictions, including, among others, the following (for so long as any Convertible Notes remained outstanding):

  •
  the Company was required to maintain aggregate cash and cash equivalents equal to the greater of (i) $1,000,000 or (ii) $3,000,000 minus 80% of eligible receivables (as defined in the Convertible Notes);

  •
  if a change of control of the Company occurred, as defined in the Convertible Notes, the holders may elect to require the Company to purchase the Notes for 115% of the outstanding principal amount plus any accrued and unpaid interest; and

  •
  the Company could not issue any common stock or common stock equivalents at a price per share less than the $1.65 conversion price.

        Events of default under the Convertible Notes included, among others, payment defaults, cross-defaults, breaches of any representation, warranty or covenant that was not cured within the proper time periods, failure to perform certain required activities in a timely manner, the Company's common stock was no longer listed on an eligible market, the effectiveness of the Registration Statement lapsed beyond a specified period and certain bankruptcy-type events involving us or any significant subsidiary.

Upon an event of default, the holders could elect to require us to repurchase all or any portion of the outstanding principal amount of the Convertible Notes for a purchase price equal to the greater of (i) 115% of such outstanding principal amount, plus all accrued but unpaid interest or (ii) 115% of the then value of the underlying common stock.

        In July 2007, $533,895 of the Convertible Notes and accrued interest were converted into shares of common stock. The Convertible Notes and accrued interest converted at $1.65 per share. The Company issued 318,182 shares of common stock related to the conversion of the principal on the Convertible Notes and 5,391 shares of common stock related to the accrued interest due through the date of conversion as a result of the Convertible Note holders' conversions. As a result of such conversions, the monthly installment payments on the Convertible Notes decreased to $472,115 per month.

        On November 7, 2007, the Convertible Notes were retired using approximately $8.5 million of the proceeds from the sale of the New Notes. See Note B above and Note N below.

  Warrant As

        The Warrant As entitle the holders thereof to purchase up to an aggregate of 3,636,368 shares of the Company's common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants. The period prior to six months from the date of the warrants is hereinafter referred to as the "non-exercise period." The exercise price and the number of shares underlying these warrants are subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges.

        If a change of control of the Company occurs, as defined, the holders may elect to require us to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A.

        For so long as any Warrant As remain outstanding, we may not issue any common stock or common stock equivalents at a price per share less than $1.65. In the event of a breach of this provision, the holders may elect to require us to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A. As a result of the November 8, 2007 preferred stock financing, as described in Note B above, the holders may exercise this right.

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

  Warrant Bs

        The Warrant Bs entitled the holders thereof to purchase up to an aggregate of 3,636,368 shares of our common stock at a price of $1.68 per share for a period of 90 trading days beginning the later of six months from the date of such warrants and the date the SEC declares effective the Registration Statement. As noted above, as a result of an amendment, the expiration date of the Warrant Bs was extended to August 31, 2007.

        On July 17, 2007, the holders of the Warrant Bs exercised such warrants in full, acquiring 3,636,638 shares of common stock at $1.31 per share. The Company received proceeds of approximately $4.8 million. To entice the holders of the Warrant Bs to exercise such warrants the Company reduced the exercise price from $1.68 to $1.31 per share. As a result of reducing the exercise price the Company recorded a charge to operations in its fiscal third quarter ending September 29, 2007 related to the warrant modification of approximately $0.9 million to change in fair value of the Convertible Notes and warrants on the accompanying statement of operations. Pursuant to the original terms of the Warrant Bs, upon exercise of the Warrant Bs, the warrant holders were entitled to receive additional warrants ("Warrant Cs") to purchase a number of shares of common stock equal to 50% of the number of shares of common stock purchased upon exercise of the Warrant Bs. As a result of the full exercise of the Warrant Bs, the holders received Warrant Cs to purchase 1,818,187 shares of common stock at an exercise price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants.

  Warrant Cs

        As discussed above, upon the exercise of the Warrant Bs, the holders were entitled to receive additional warrants (The "Warrant Cs"). The Warrant Cs entitled the holders thereof to purchase up to an aggregate of 1,818,187 shares of our common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants. The period prior to six months from the date of the warrants is hereinafter referred to as the "non-exercise period." The exercise price and the number of shares underlying these warrants are subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges.

        If a change of control of the Company occurs, as defined, the holders may elect to require us to purchase the Warrant Cs for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant C.

        For so long as any Warrant Cs remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant Cs for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant C. As a result of the

November 8, 2007 preferred stock financing, as described in Note B above, the holders may exercise this right.

        If following the later of (i) the effective date of the Registration Statement and (ii) the six month anniversary of the issuance date, the volume weighted average price per share of our common stock for any 20 consecutive trading days exceeds 200% of the exercise price, then, if certain conditions are satisfied, including the Equity Conditions, we may require the holders of the Warrant Cs to exercise up to 50% of the unexercised portions of such warrants. If following the 24 month anniversary of the issuance date, the volume weighted average price per share of our common stock for any 20 consecutive trading days exceeds 300% of the exercise price, then, if certain equity conditions are satisfied, we may require the holders of the Warrant Cs to exercise all or any part of the unexercised portions of such warrants.

  Placement Agent Warrants

        First Albany Capital ("FAC") acted as placement agent in connection with the Private Placement. In addition to a cash transaction fee, FAC or its designees were entitled to receive five-year warrants to purchase 218,182 shares of the Company's common stock at an exercise price of $1.87 per share. These warrants will be callable after the second anniversary of the closing of the Private Placement if the 20-day volume weighted average price per share of the Company's common stock exceeds 175% of the exercise price. At the direction of FAC, these warrants were issued to First Albany Companies Inc., the parent of FAC.

Accounting for the Convertible Debt Instrument and Warrants

        The Company has determined that the Convertible Notes constituted a hybrid instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The Company has identified all of the derivatives associated with the July 19, 2006 financing, and concluded that two of the derivatives cannot be reliably measured nor reliably associated with another derivative that can be reliably measured. As such, the Company has appropriately valued these derivatives as a single hybrid contract together with the Convertible Notes. The contract was remeasured at each period at the fair value with the changes in fair value recognized in the statement of operations until settlement of the Convertible Notes. As permitted under SFAS 155, the Company has irrevocably elected, as of January 1, 2007, to continue to measure the Convertible Notes and embedded derivatives in their entirety at fair value with changes in fair value recognized as either gain or loss. The Company has determined that this election had no impact on the accounting for the Convertible Notes.

        Upon issuance, the Warrant As, Warrant Bs and Warrant Cs, along with the Placement Agent Warrants (together the "Warrants"), did not meet the requirements for equity classification set forth in EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock, because such warrants (a) must be settled in registered shares, (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares and (c) there is a cash-out election using a Black-Scholes valuation under various circumstances. Therefore these Warrants are required to be accounted for as freestanding derivative instruments pursuant to the provisions of SFAS 133. Changes in fair value are recognized as either a gain or loss in the statement of operations under the caption "change in fair value of Notes and warrants". In addition, prior to their exercise by the holders', the Warrant Bs had been classified as a current liability on the balance sheet as they are outstanding for less than one year.

        Upon issuance of the Convertible Notes and Warrants, the Company allocated the proceeds received from the Convertible Notes and Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Convertible Notes to be $9.4 million. The Convertible Notes were immediately marked to fair value, resulting in a derivative liability in the amount of $16.3 million. As of December 31, 2006, the Convertible Notes have been marked to fair value resulting in a derivative liability of $12.7 million. As of September 29, 2007, the Convertible Notes have been marked to fair value resulting in a derivative liability of $7.7 million. The net credit to Change in Fair Value of Convertible Notes and Warrants, related to the Convertible Notes, for the three months ended September 29, 2007 was $0.8 million. The net credit to Change in Fair Value of Convertible Notes and Warrants for the nine months ended September 29, 2007 was $1.0 million. For the three and nine months ended September 30, 2006, the charge to Change in Fair Value of Convertible Notes and Warrants, related to the Convertible Notes, was $3.5 million.

        Upon issuance, the Company allocated $2.7 million of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $4.9 million and a charge to other expense of $2.2 million. As of December 31, 2006, the Warrants have been marked to fair value resulting in a derivative liability of $2.9 million. As of September 29, 2007, the Warrants have been marked to fair value resulting in a derivative liability of $3.5 million. The charge to Change in Fair Value of Convertible Notes and Warrants, related to the Warrants, for the three and nine months ended September 29, 2007 was $0.9 million and $0.6 million ($1.8 million and $(0.9) million, including warrant modification, discussed above), respectively. The transaction costs were immediately expensed as part of the fair value adjustment. For the three and nine months ended September 30, 2006, the charge to Change in Fair Value of the Convertible Notes and Warrants, related to the Warrants, was $0.1 million.

        The debt discount in the amount of $2.6 million (resulting from the allocation of proceeds) is being amortized to interest expense using the effective interest method over the expected term of the Convertible Notes. The Company amortized approximately $0.2 million and $0.8 million for the three and nine months ended September 29, 2007, respectively, which is a component of interest expense. The Company amortized approximately $0.2 million related to the debt discount for the three and nine months ended September 30, 2006.

        A summary of the changes in the fair value of the Convertible Notes and the Warrants:

	Fair Value of Notes	Fair Value of Warrant Liabilities	Total
Allocation of initial proceeds	$9,351,084	$2,648,916	$12,000,000
Transaction costs	(1,064,207)	—	(1,064,207)
Initial fair value adjustment	8,002,518	2,204,950	10,207,468

at July 19, 2006	$16,289,395	$4,853,866	$21,143,261
Amortization of debt discount	236,022	—	236,022
Fair value adjustment	(4,507,777)	(2,126,462)	(6,634,239)

Balance September 30, 2006	$12,017,640	$2,727,404	$14,745,044
Amortization of debt discount	297,452	—	297,452
Restructuring charge fair value adjustment	—	193,117	193,117
Fair value adjustment	425,390	32	425,422

Balance December 31, 2006	$12,740,482	$2,920,553	$15,661,035
Amortization of debt discount	286,810	—	286,810
Redemptions:
—Stock(1)	(1,026,440)	—	(1,026,440)
Fair value adjustment	(417,430)	217,837	(199,593)

Balance March 31, 2007	$11,583,422	$3,138,390	$14,721,812
Amortization of debt discount	257,442	—	257,442
Redemptions:
—Cash	(500,000)	—	(500,000)
—Stock(2)	(1,792,284)	—	(1,792,284)
Fair value adjustment	210,866	(595,901)	(385,035)

Balance June 30, 2007	$9,759,446	$2,542,489	$12,301,935
Amortization of debt discount	224,344	—	224,344
Note holder conversion @ $1.65 per share	(525,000)	—	(525,000)
Redemptions:
—Stock(3)	(990,723)	—	(990,723)
Modification charge of Warrant Bs	—	872,728	872,728
Exercise of Warrant Bs and reclassification to equity	—	(872,728)	(872,728)
Charge related to the initial issuance of Warrant Cs	—	1,775,666	1,775,666
Fair value adjustment	(792,747)	(847,484)	(1,640,231)

Balance September 29, 2007	$7,675,320	$3,470,671	$11,145,991

(1)
Includes a fair value adjustment of $26,440.

(2)
Includes a fair value adjustment of $292,284.

(3)
Includes a fair value adjustment of $46,493.

        Under the provisions of the Convertible Notes, the Company could elect to make principal and interest payments in shares of its common stock if the Equity Conditions were satisfied.

        In addition, the Company elected to pay the April 30, 2007 and July 31, 2007 interest payments in shares of its common stock. As a result the Company recorded the following charges as it relates to the interest payment on the Convertible Notes (interest on the Convertible Notes is due quarterly on the last day of January, April, July and October, respectively):

Due Date	Shares	$ Value	Fair Value	Additional Expense Recorded
April 30, 2007	226,746	$252,824	$303,941	$51,117
July 31, 2007	164,385	$214,858	$216,069	$1,211

Valuation—Methodology and Significant Assumptions

        The valuation of derivative instruments utilizes certain estimates and judgments that affect the fair value of the instruments. Fair values for the Company's derivatives are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future.

        In estimating the fair value of the Convertible Notes and Warrants the following methods and significant input assumptions were applied:

  Methods

  •
  A binomial model was utilized to estimate the fair value of the Convertible Notes at their inception (July 19, 2006), December 31, 2006, March 31, 2007, June 30, 2007 and September 29, 2007. A binomial model represents finite possible paths of the underlying instruments price over the life of the instrument and is most practical in valuations involving variable inputs or when the option/conversion feature is both exercisable and exercise prior to maturity is favorable (i.e., an American option). The binomial model considers the key features of the Convertible Notes, and is subject to the significant assumptions discussed below. First, a discrete simulation of the Company's stock price was conducted at each monthly step (node) throughout the expected life of the instrument. Second, an analysis of all future debt repayments was conducted using an appropriate discount rate, while considering the 10% discount in the event repayments are settled with shares rather than with cash, to estimate the fair value of the debt at each monthly date. The Stated Rate 6-Month LIBOR Condition was estimated by utilizing a 6-month LIBOR forward yield curve based on LIBOR rates and interest rate swaps. Third, an analysis of the higher of the fair value of debt or conversion/redemption value was conducted relative to each node. Fourth, an analysis of the higher of a holding position (i.e., fair value of a future node value discounted using an applicable discount rate) or the fair value result of the second step above was conducted relative to each node until a final fair value of the instrument is concluded at initial node, representing the valuation date. This model requires the following key inputs with respect to the Company and/or instrument:

Input	July 19, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 29. 2007
Quoted Stock Price	$1.68	$1.14	$1.30	$1.22	$1.14
Conversion Price	$1.65	$1.65	$1.65	$1.65	$1.65
Time to Maturity (in years)	5.00	4.55	4.30	4.05	3.80
Stock Volatility	90%	90%	84%	82%	70%
Risk-Free Rate	5.02%	4.71%	4.54%	4.91%	4.11%
Dividend Rate	0%	0%	0%	0%	0%
  •
  A binomial lattice model was utilized to estimate the fair value of Warrant As at their inception (July 19, 2006), December 31, 2006, March 31, 2007, June 30, 2007 and September 29, 2007, as well as the fair value of the Placement Agent Warrants at their inception and December 31, 2006 and the Warrant Cs at their issuance (July 17, 2007) and of September 29, 2007. A binomial lattice model was utilized to estimate the fair value of the Warrant Bs at their inception (July 19, 2006), December 31, 2006, March 31, 2007, June 30, 2007 and July 17, 2007 (their date of modification and exercise). The binomial model considers the key features of the Warrants, and is subject to the significant assumptions discussed below. First, a discrete simulation of the Company's stock price was conducted at each node and throughout the expected life of the instrument. Second, an analysis of the higher of a holding position (i.e., fair value of a future node value discounted using an applicable discount rate) or exercise position was conducted relative to each node, which considers the non-exercise period, until a final fair value of the instrument is concluded at the node representing the valuation date. This model requires the following key inputs with respect to the Company and/or instrument:

Warrant As
Input	July 19, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 29, 2007
Quoted Stock Price	$ 1.68	$ 1.14	$1.30	$1.22	$1.14
Conversion Price	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	7.01	6.55	6.31	6.06	5.80
Stock Volatility	93%	91%	88%	86%	85%
Risk-Free Rate	5.02%	4.70%	4.57%	4.94%	4.29%
Dividend Rate	0%	0%	0%	0%	0%
Non-Exercise Period	Until 1/19/2007	Until 1/19/2007	N/A	N/A	N/A

Warrant Bs
Input	July 19, 2006	December 31, 2006	March 31, 2007	June 30, 2007	July 17, 2007
Quoted Stock Price	$1.68	$1.14	$1.30	$1.22	$1.55
Conversion Price	$1.68	$1.68	$1.68	$1.68	$1.68
Time to Maturity (in years)	0.75	0.67	0.42	0.17	0.17
Stock Volatility	72%	72%	68%	40%	40%
Risk-Free Rate	5.25%	5.06%	5.04%	4.56	5.02%
Dividend Rate	0%	0%	0%	0%	0%
Non-Exercise Period	Until 1/19/2007	Until 1/19/2007	N/A	N/A	N/A
Warrant Cs(1)
Input	July 17, 2007	September 29, 2007
Quoted Stock Price	$ 1.55	$ 1.14
Conversion Price	$1.815	$1.815
Time to Maturity (in years)	7.0	6.8
Stock Volatility	90%	87%
Risk-Free Rate	5.02%	4.37%
Dividend Rate	0%	0%
Non-Exercise Period	Until 1/17/08	Until 1/17/08

    (1)   Warrant Cs were issued on July 17, 2007 upon the exercise of the Warrant Bs.

Placement Agent Warrants
Input	July 19, 2006	December 31, 2006
Quoted Stock Price	$1.68	$1.14
Conversion Price	$1.87	$1.87
Time to Maturity (in years)	5.00	4.55
Stock Volatility	89%	86%
Risk-Free Rate	5.02%	4.71%
Dividend Rate	0%	0%
Non-Exercise Period	Until 1/19/2007	Until 1/19/2007
  •
  A Black-Scholes option pricing model was utilized to estimate the fair value of Placement Agent Warrants at March 31, 2007, June 30, 2007 and September 29, 2007. A change in method from the binomial to Black-Scholes was warranted because the warrants' non-exercise period ended prior to the valuation date and all required inputs were fixed. This model requires the following key inputs with respect to the Company and/or instrument:

Input	March 31, 2007	June 30, 2007	September 29, 2007
Quoted Stock Price	$1.30	$1.22	$1.14
Conversion Price	$1.87	$1.87	$1.87
Time to Maturity (in years)	4.30	4.05	3.80
Stock Volatility	84%	82%	70%
Risk-Free Rate	4.54%	4.91%	4.11%
Dividend Rate	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A

  Significant Assumptions:

  •
  Penalties upon an event of default and liquidated damages are fully reflected in the fair values of the Convertible Notes. These features are typical protective features in similar convertible instruments and accordingly are fully considered in our market based inputs for volatility, interest rates, and appropriate discount rates;

  •
  The Convertible Notes' Equity Conditions are assumed to have been met throughout the life of the instrument;

  •
  The Company expects to settle the required future principal redemptions and interest payments, under the terms of the Convertible Notes, with shares of common stock rather than with cash;

  •
  Stock volatility was estimated by annualizing the daily volatility of the Company's stock price during the historical period preceding the respective valuation dates and measured over a period corresponding to the remaining life of the instruments. Historic stock prices were used to estimate volatility as the Company did not have traded options as of the valuation dates;

  •
  The volume weighted average price for the 20 trading days preceding a payment date is reasonably approximated by the average of the simulated stock price at each respective node of the binomial model;

  •
  Based on the Company's historical operations and management expectations for the near future, the Company's stock was assumed to be a non-dividend-paying stock;

  •
  The quoted market price of the Company's stock was utilized in the valuations because SFAS 133 requires the use of quoted market prices without considerations of blockage discounts. Because the stock is thinly traded, the quoted market price may not reflect the market value of a large block of stock; and

  •
  The quoted market price of the Company's stock as of measurement dates and expected future stock prices were assumed to reflect the effect of dilution upon conversion of the instruments to shares of common stock.

Note L. Redeemable Convertible Series B Preferred Stock

        On October 31, 2003, the Company completed a $7.7 million equity transaction involving the issuance of 1,535 shares of its Series B Convertible Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"), and warrants to purchase up to 1,228,000 shares of the Company's common stock, to accredited investors (the "October 2003 Financing Transaction"). In connection with the October 2003 Financing Transaction, the Company issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock is convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50. As of September 29, 2007 and December 31, 2006, 345 shares of Series B Preferred Stock were outstanding. On October 5, 2007, 5 shares of Series B Preferred Stock were converted into 13,020 shares of common stock at $1.92 per share.

Dividends on Series B Preferred Stock

        The shares of Series B Preferred Stock initially bore a cumulative dividend at a rate of 6% per annum; pursuant to its terms, this was increased to a rate of rate of 8% per annum on October 1, 2005. Dividends on the Series B Preferred Stock are payable semi-annually and, except in certain limited circumstances, may be paid by the Company, at its option, either through the issuance of shares of common stock or in cash. If the Company elects to pay the dividend in shares of common stock, the Company will issue a number of shares of common stock equal to the quotient of the dividend payment divided by the greater of 80% of the average closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the date the dividend is required to be paid, and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.92 (as of September 29, 2007).

Liquidation Preference on Series B Preferred Stock

        In the event of a liquidation of the Company, the holders of shares of the Series B Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of the common stock. The amount of this preferential liquidation payment is $5,000 per share of Series B Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares. After payment of the full liquidation preference amount, the holders of the Series B Preferred Stock will not be entitled to any further participation as such in any distribution of the Company's assets.

Optional Conversion of Series B Preferred Stock

        The Series B Preferred Stock is convertible into common stock at any time at the option of the holder. Each outstanding share of Series B Preferred Stock is convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.92 (as of September 29, 2007). The Series B Preferred Stock has anti-dilution protections which adjust the conversion price, in the event of the issuance of shares of common stock at a price less than the conversion price then in effect. If the Company issues equity securities for a per share price less than the conversion price of the Series B Preferred Stock, which was initially $2.50, the conversion price will be adjusted downwards using a weighted average calculation. As noted above, as a result of subsequent issuances of equity securities, the conversion price has been adjusted to $1.92 (as of September 29, 2007).

Mandatory Conversion of Series B Preferred Stock

        Beginning the first date following the effective date of the registration statement which registers all of the common stock issuable upon the conversion of the Series B Preferred Stock, and provided that certain conditions described below are met, each share of Series B Preferred Stock will be automatically converted into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.92 (as of September 29, 2007). Mandatory conversion may only occur if the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market exceeds $5.00 (as adjusted for stock splits, stock dividends, combinations and similar transactions) for 20 consecutive trading days and either the registration statement governing the underlying shares of common stock is effective or the shares of common stock issuable upon conversion of the Series B Preferred Stock can be sold pursuant to Rule 144(k) of the Securities Act of 1933. The mandatory conversion date will be extended for so long as the following events have occurred and are continuing:

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

        If, however, on the mandatory conversion date, a holder is prohibited from converting all of its shares of Series B Preferred Stock as a result of the restrictions described below under "Conversion Restrictions," such shares of Series B Preferred Stock will not be converted, will remain outstanding and will not accrue any dividends.

Conversion Restrictions

        Unless the Company seeks and obtains stockholder approval, the number of shares of common stock the Company may issue upon the conversion of the shares of Series B Preferred Stock (when aggregated with the number of shares of common stock issued as dividends on the Series B Preferred

Stock and upon exercise of the warrants issued to the placement agent and its affiliates for the Series B Preferred Stock financing) is limited to 4,947,352 shares (representing 19.999% of the Company's total outstanding common stock as of October 31, 2003 immediately prior to the issuance of the Series B Preferred Stock). In addition, no holder may convert shares of Series B Preferred Stock if conversion of those shares would result in the holder owning more than 4.99% of the common stock then outstanding or would result in the holder beneficially owning more than 9.999% of the common stock then outstanding, unless the holder waives this limitation at least 61 days prior to the proposed conversion.

Failure to Convert

        If for any reason upon an optional or mandatory conversion the Company cannot issue shares of common stock which have been registered for resale pursuant to an effective registration statement, then the Company will be obligated to issue as many shares of common stock as its is able to issue. If the Company does not have enough shares of common stock to cover the conversion of all outstanding shares of Series B Preferred Stock, then with respect to the unconverted shares of Series B Preferred Stock (other than unconverted Series B Preferred Stock resulting from the restrictions described above under "Conversion Restrictions"), the holder will have the right to (i) void its conversion notice, (ii) require the Company to redeem the unconverted shares of Series B Preferred Stock at a price per share equal to $6,250 plus liquidated damages and any accrued but unpaid dividends or (iii) require the Company to issue shares of common stock that have not been registered pursuant to the Securities Act. If the holder elects redemption, the Company may pay the redemption price either in cash or in shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.92 (as of September 29, 2007).

Redemption of Series B Preferred Stock

        The holders of Series B Preferred Stock are entitled to redeem their shares of Series B Preferred Stock immediately prior to the consolidation, merger or business combination of the Company with another entity (other than pursuant to a migratory merger effected solely for the purpose of changing the jurisdiction of incorporation of the Company or a consolidation, merger or other business combination in which holders of the Company's voting power immediately prior to the transaction continue after the transaction to hold, directly or indirectly, the voting power of the surviving entity or entities necessary to elect a majority of the members of the board of directors (or their equivalent if other than a corporation) of such entity or entities), the sale or transfer of more than 50% of the Company's assets (other than inventory in the ordinary course of business) or the closing of a purchase, tender or exchange offer made to the holders of more than 50% of the outstanding common stock. In such an event, the redemption price per share will equal $6,250 plus any accrued but unpaid dividends and liquidated damages. The Company may pay the redemption price in either cash or shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.92 (as of September 29, 2007).

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

  •
  the Company provides notice to the holders of Series B Preferred Stock that it will not or cannot comply with a conversion notice that was properly executed and delivered; or

  •
  the Company fails to comply with a proper conversion notice within 10 business days of receipt of that notice (other than as a result of the restrictions described above under "Conversion Restrictions").

        With respect to the events set forth in the first three bullet points above, the redemption price per share will equal $6,000 plus liquidated damages and any accrued but unpaid dividends. With respect to the event described in the fourth bullet point above, the redemption price per share will be the greater of (i) $6,000 plus liquidated damages and any accrued but unpaid dividends and (ii) the product of the number of shares of common stock issuable upon the relevant shares of Series B Preferred Stock multiplied by the highest closing price for the common stock during the period beginning on the date of first occurrence of the event and ending one day prior to the date of payment of the redemption price. If the effectiveness of the registration statement lapses, listing is suspended or the holders receive a notice that the Company will not or cannot comply with a conversion notice, the Company may choose to pay the redemption price in shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.92 (as of September 29, 2007).

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

However, if a holder has delivered a conversion notice to the Company within three trading days of receipt of the Company's redemption notice for all or a portion of the shares of Series B Preferred Stock, such shares of Series B Preferred Shares which the Company has designated for redemption may be converted by the holder. In addition, if during the period between the date of the Company's redemption notice and the redemption date a holder becomes entitled to redeem the Series B Preferred Stock as a result of a consolidation, merger or business combination of the Company with another entity, the sale or transfer of more than 50% of the Company's assets (other than inventory in the ordinary course of business) or the closing of a purchase, tender or exchange offer made to the holders of more than 50% of the common stock, the right of the holder with respect to the conversion will take precedence over the Company's redemption notice. If a holder delivers a conversion notice but is prohibited from converting all of its shares of Series B Preferred Stock as a result of the restrictions described above under "Conversion Restrictions," such shares of Series B Preferred Stock will not be converted, will remain outstanding and will not accrue any dividends.

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

        As a result of the issuance of shares of Common Stock to the landlord, the Company recorded the following non-cash charges as interest expense in its Statement of Operations during the nine months ended September 29, 2007:

Security	Conversion/ Exercise Price	Adjusted Conversion/ Exercise Price	Interest Expense
Redeemable Convertible Series B Preferred Stock	$2.07	$2.04	$16,912

        As a result of the issuance of shares of common stock in lieu of cash for principal payments on the Notes, due February 28, 2007, the Company was required to adjust the conversion price of the remaining 345 shares of Series B Preferred Stock outstanding at that time in accordance with the anti-dilution provisions of the Series B Preferred Stock. These shares of Series B Preferred Stock have a liquidation preference of $5,000 per share and are convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which, as a result of the issuance in lieu of cash for the principal payments due, the table below details out the adjustments to the conversion price of the Series B Preferred Stock after issuances of stock in lieu of cash for interest and principal payments on the Notes. As of, February 28, 2007, the liquidation preference of the remaining 345 shares of Series B Preferred Stock was $1,725,000, and the shares of Series B Preferred Stock were convertible into 849,754 shares of common stock, after all adjustments. Resulting adjustments are recorded as interest expense for the three and nine month period ended September 29, 2007 (see Note K. Convertible Debt Instruments and Warrant Liabilities).

        As a result of the issuance of shares of common stock in lieu of cash for the principal and interest payments due on the Convertible Notes, the Company recorded the following non-cash charges as interest expense in its Statement of Operations during the three and nine months ended September 29, 2007:

Date	Type of Payment	Conversion/ Exercise Price	Adjusted Conversion/ Exercise Price(1)	Interest Expense
2/28/07	Principal payment issuing 445,899 shares	$2.04	$2.03	$8,498
4/30/07	Interest payment issuing 226,746 shares	$2.03	$2.03	—
5/1/07	Principal payment issuing 444,361 shares	$2.03	$2.02	$8,112
6/1/07	Principal payment issuing 452,343 shares	$2.02	$2.01	$8,208
7/1/07	Principal payment issuing 480,753 shares	$2.01	$2.00	$9,296
7/10/07	Conversion of Notes and accrued interest at $1.65 per shares, issuing 323,573 shares	$2.00	$2.00	$2,232
7/17/07	Warrant Exercise issuing 3,636,368 shares	$2.00	$1.94	$46,774
7/31/07	Interest payment issuing 174,662 shares	$1.94	$1.94	$2,281
08/01/07	Principal payment issuing 379,716 shares	$1.94	$1.94	$4,870
9/01/07	Principal payment issuing 381,220 shares	$1.94	$1.93	$8,938
9/28/2007	Principal Payment issuing 492,559 shares	$1.93	$1.92	$8,984

	Interest expense for the three months ended September 29, 2007			$83,375

	Interest expense for the nine months ended September 29, 2007			$108,193

(1)
After the adjustments made to the conversion price in the period ended September 29, 2007, the 345 outstanding shares of Series B Preferred Stock are convertible into 898,438 shares of common stock.

Note M. Stock Option Plans

  Stock Option Plans

        Under the Company's 1992, 1994, 1996, 1998, 1999, 2000, 2002 and 2005 Stock Option Plans (collectively, the "Plans"), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase up to a total of 9,250,000 shares of the Company's common stock. At September 29, 2007, 4,893,329 of the 9,250,000 shares available for grant under the Plans have been granted.

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

        The following table summarizes activity of the Company's stock plans since December 31, 2005:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,778,095	$3.89	7.00
Grants	1,000,500	$2.48
Exercises	(229,850)	$1.37
Cancellations	(92,000)	$2.82

Outstanding at December 31, 2006	4,456,745	$3.73	6.71	$130,060
Grants	9,500	$1.30
Exercises	(5,000)	$0.63
Cancellations	(96,750)	$2.24

Outstanding at March 31, 2007	4,364,495	$3.76	6.51	$174,567
Grants	185,000	$1.19
Exercises	(2,250)	$0.63
Cancellations	(124,125)	$3.01

Outstanding at June 30, 2007	4,423,120	$3.67	6.39	$157,483
Grants	662,000	$1.49
Exercises	(2,000)	$0.63
Cancellations	(189,791)	$3.76
Outstanding at September 29, 2007	4,893,329	$3.37	6.66	$123,847

Exercisable at September 29 2007	4,010,204	$3.71		$121,162

        Information relating to stock options outstanding as of September 29, 2007 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price
$0.41 to $1.36	726,200	7.77	$1.06	649,200	$1.04
$1.37 to $1.49	886,250	9.39	$1.46	350,000	$1.44
$1.51 to $1.76	814,000	7.52	$1.68	801,875	$1.68
$1.78 to $2.08	708,467	4.83	$2.00	689,717	$2.00
$2.10 to $2.95	712,750	8.49	$2.70	473,750	$2.60
$3.05 to $9.25	731,912	3.20	$6.61	731,912	$6.61
$11.25 to $17.75	313,750	2.09	$15.59	313,750	$15.59

$0.41 to $17.75	4,893,329	6.66	$3.37	4,010,204	$3.71

        Options for the purchase of 3,786,745 shares were exercisable at December 31, 2006, with a weighted average exercise price of $3.95.

        The Company had no unvested shares of restricted stock outstanding as of December 31, 2006 and September 29, 2007.

        As of September 29, 2007, there was approximately $1.0 million of total unrecognized costs related to non-vested share-based compensation arrangements granted under the Plans. The Company expects to recognize the cost over a weighted average period of approximately 2.0 years. Options to purchase 2,000 and 9,250 shares were exercised during the three and nine months ended September 29, 2007, and these options had an intrinsic value of approximately $1,915 and $10,611 on their date of exercise, respectively. Options to purchase 7,992 and 224,842 shares were exercised during the three and nine month period ended September 30, 2006, and these options had an intrinsic value of approximately $4,000 and $0.2 million on the date of exercise.

        During 2000, the Company granted 216,000 non-qualified stock options to employees at an exercise price of $17.56 per share outside of the Plans. As of September 29, 2007 and December 31, 2006, 21,000 of these options were outstanding, which are included in the above table. As of September 29, 2007 and December 31, 2006, an additional 195,000 shares, included above were available outside of the Plans for future grants.

Note N. Subsequent Events

        On October 5, 2007, 5 shares of Series B Convertible Preferred Stock were converted by the holder into 13,020 shares of common stock at $1.92 per share.

        On October 19, 2007, the Company entered into an Offer to Sell Notes with all of the holders of the Company's senior secured convertible notes (the "Convertible Notes"). Under the terms of the offer, at anytime prior to November 9, 2007, the Company had the right to purchase the Convertible

Notes for an amount equal to 120% of the aggregate outstanding principal amount of the Convertible Notes plus accrued and unpaid interest thereon. In exchange for the holders' agreement to keep the offer open until November 9, 2007, the Company issued an aggregate of 749,999 shares of the Company's common stock to the holders. The Company will record a charge to operations of approximately $0.9 million in its fourth quarter ending on December 31, 2007 related to such issuance.

        On October 19, 2007, the Company entered into a Note Purchase Agreement with Rockport Capital Partners II, L.P. and NGP Energy Technology Partners, L.P. (the "Investors") to lend the Company up to $10.0 million to provide funds to repurchase the Convertible Notes, among other things. Pursuant to the Note Purchase Agreement, on November 7, 2007, the Investors purchased from the Company promissory notes (the "New Notes") in an aggregate principal amount of $10.0 million. The New Notes bear interest at 17% per annum. All unpaid principal, together with accrued but unpaid interest, is due and payable in full on February 19, 2008.

        On November 7, 2007, the Company used approximately $8.5 million of the proceeds from the sale of the New Notes to retire the Convertible Notes, which represented 120% of the then outstanding amount due under the Convertible Notes. The Company will record a charge to operations in its fourth quarter ending December 31, 2007 of approximately $1.4 million, which represents the 20% prepayment penalty under the Convertible Notes. In addition, the Company will record an additional change related to the change in fair value of the Convertible Notes on the date such notes were paid off. Upon the retirement of the Convertible Notes, the New Notes became immediately secured by all of the Company's assets, including the Company's ownership interest in the capital stock of its subsidiaries.

        On November 8, 2007, the Company entered into a Stock and Warrant Purchase agreement with the Investors. Under this purchase agreement, the Investors agreed to purchase in a private placement up to 25,000 shares of the Company's newly created Series C convertible preferred stock (the "Series C Preferred Stock") and warrants to purchase up to 19,711,539 shares of common stock, for an aggregate gross purchase price of $25 million. Each share of Series C Preferred Stock initially converts into common stock at a price equal to $1.04 per share, subject to adjustment.

        This private placement will occur in two closings. The first closing occurred on November 8, 2007. The Company issued 10,000 shares of Series C Preferred Stock at $1,000 per share for an aggregate gross purchase price of $10 million. These shares are currently convertible into 9,615,384 shares of common stock. The Company also issued warrants to purchase an aggregate of 15,262,072 shares of common stock. These warrants have an initial exercise price of $1.44 per share and may not be exercised until May 8, 2008.

        At the second closing, which is subject to stockholder approval, as well as other customary closing conditions, the Company will issue 15,000 shares of Series C Preferred Stock for an aggregate gross purchase price of $15 million, of which $10 million will paid through the cancellation of the New Notes. These shares will be initially convertible into 14,423,076 shares of common stock. At this closing, the Company will also issue warrants to purchase an aggregate of 4,449,467 shares of common stock at an exercise price of $1.25 per share. These warrants will be exercisable immediately. This second closing is to take place not later than January 31, 2008.

        In the purchase agreement, the Company agreed to reprice the exercise price of the warrants issued at the first closing, subject to stockholder approval. The exercise price of these warrants is currently $1.44, which equaled the closing bid price of the common stock immediately prior to signing the purchase agreement. If the Company's stockholders approve the second closing, the exercise price of these warrants will be reduced to $1.25 per share.

        In the purchase agreement, the Company also agreed to issue the Investors additional warrants in the event that the holders of certain existing warrants (none of whom are affiliated with the Investors) exercise those warrants in the future. Upon such exercises, the Company will issue to the Investors additional warrants to purchase common stock equal to one-half of the number of shares of common stock issued upon exercise of these existing warrants. The exercise price of these warrants will be $1.25 per share. If all of these existing warrants are exercised, the Company would need to issue warrants to purchase an additional 4,639,564 shares of common stock to the Investors.

        On October 31, 2007, the Company paid approximately $0.2 million in interest to the holders of the Convertible Notes.

        On November 1, 2007, the Company paid approximately $0.5 million in principal to the holders of the Convertible Notes.

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

        In addition to the historical information contained in this report, this report contains or incorporates by reference forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates," and similar expressions, whether in the negative or in the affirmative. Such forward-looking statements includes those related to expected revenue growth, our ability to continue to make interest and principal payments on our Notes in shares of our common stock, our ability to achieve our business plan, and our ability to reduce costs in the future. Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, these forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. We caution that these statements are qualified by various factors that may affect future results, including the following: business conditions within the distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive industries and the world economies as a whole; technology developments and contract research and development for both the government and commercial sectors; the ability of our new products in penetrating the distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive markets. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, including particularly Part I, Item 1A, "Risk Factors."

Recent Developments

        On October 19, 2007, we entered into an Offer to Sell Notes with all of the holders of our senior secured convertible notes (the "Convertible Notes"). Under the terms of the offer, at anytime prior to November 9, 2007, we had the right to purchase the Convertible Notes for an amount equal to 120% of the aggregate outstanding principal amount of the Convertible Notes plus accrued and unpaid interest thereon. In exchange for the holders' agreement to keep the offer open until November 9, 2007, we issued an aggregate of 749,999 shares of our common stock to the holders. We will record a charge to operations of approximately $0.9 million in the fourth quarter ending on December 31, 2007 related to such issuance.

        On October 19, 2007, we entered into a Note Purchase Agreement with Rockport Capital Partners II, L.P. and NGP Energy Technology Partners, L.P. (the "Investors") to us up to $10.0 million to provide funds to repurchase the Convertible Notes, among other things. Pursuant to the Note Purchase Agreement, on November 7, 2007, the Investors purchased from us promissory notes (the "New Notes") in an aggregate principal amount of $10.0 million. The New Notes bear interest at 17% per annum. All unpaid principal, together with accrued but unpaid interest, is due and payable in full on February 19, 2008.

        On November 7, 2007, we used approximately $8.5 million of the proceeds from the sale of the New Notes to retire the Convertible Notes, which represented 120% of the then outstanding amount due under the Convertible Notes. We will record a charge to operations in the fourth quarter ending December 31, 2007 of approximately $1.4 million, which represents the 20% prepayment penalty under the Convertible Notes. In addition, we will record an additional change related to the change in fair value of the Convertible Notes on the date such notes were paid off. Upon the retirement of the

Convertible Notes, the New Notes became immediately secured by all of our assets, including our ownership interest in the capital stock of our subsidiaries.

        On November 8, 2007, we entered into a Stock and Warrant Purchase agreement with the Investors. Under this purchase agreement, the Investors agreed to purchase in a private placement up to 25,000 shares of our newly created Series C convertible preferred stock (the "Series C Preferred Stock") and warrants to purchase up to 19,711,539 shares of common stock, for an aggregate gross purchase price of $25 million. Each share of Series C Preferred Stock initially converts into common stock at a price equal to $1.04 per share, subject to adjustment.

        This private placement will occur in two closings. The first closing occurred on November 8, 2007. We issued 10,000 shares of Series C Preferred Stock at $1,000 per share for an aggregate gross purchase price of $10 million. These shares are currently convertible into 9,615,384 shares of common stock. We also issued warrants to purchase an aggregate of 15,262,072 shares of common stock. These warrants have an initial exercise price of $1.44 per share and may not be exercised until May 8, 2008.

        At the second closing, which is subject to stockholder approval, as well as other customary closing conditions, the Company will issue 15,000 shares of Series C Preferred Stock for an aggregate gross purchase price of $15 million, of which $10 million will paid through the cancellation of the New Notes. These shares will be initially convertible into 14,423,076 shares of common stock. At this closing, we will also issue warrants to purchase an aggregate of 4,449,467 shares of common stock at an exercise price of $1.25 per share. These warrants will be exercisable immediately. This second closing is to take place not later than January 31, 2008.

        In the purchase agreement, we agreed to reprice the exercise price of the warrants issued at the first closing, subject to stockholder approval. The exercise price of these warrants is currently $1.44, which equaled the closing bid price of the common stock immediately prior to signing the purchase agreement. If our stockholders approve the second closing, the exercise price of these warrants will be reduced to $1.25 per share.

        In the purchase agreement, we also agreed to issue the Investors additional warrants in the event that the holders of certain existing warrants (none of whom are affiliated with the Investors) exercise those warrants in the future. Upon such exercises, we will issue to the Investors additional warrants to purchase common stock equal to one-half of the number of shares of common stock issued upon exercise of these existing warrants. The exercise price of these warrants will be $1.25 per share. If all of these existing warrants are exercised, we would need to issue warrants to purchase an additional 4,639,564 shares of common stock to the Investors.

        On July 17, 2007, the holders of Warrant Bs exercised such warrants in full, acquiring 3,636,638 shares of common stock at $1.31 per share. We received proceeds of approximately $4.8 million. To entice the holders of the Warrant Bs to exercise such warrants we reduced the exercise price from $1.68 to $1.31 per share. As a result of reducing the exercise price we recorded a charge to operations in its fiscal third quarter ending September 29, 2007 related to the warrant modification of approximately $0.9million. Pursuant to the original terms of the Warrant Bs, upon exercise of the Warrant Bs, the warrant holders were entitled to receive additional warrants ("Warrant Cs") to purchase a number of shares of common stock equal to 50% of the number of shares of common stock purchased upon exercise of the Warrant Bs. As a result of the full exercise of the Warrant Bs, the holders received Warrant Cs to purchase 1,818,187 shares of common stock at an exercise price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants.

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

        The significant accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

        We recognize revenue from product sales in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product passes upon shipment of the product, as the products are typically shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by us, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless we can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied. When appropriate, we provide for a warranty reserve at the time the product revenue is recognized. If a contract involves the provisions of multiple elements and the elements qualify for separation under EITF 00-21, Revenue Arrangements with Multiple Deliverables, total estimated contact revenue is allocated to each element based on the relative fair value of each element provided. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue is recognized on each element as described above for product revenue.

        We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed upon the final indirect cost rates for the fiscal year ended September 30, 2003. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of September 29, 2007 and December 31, 2006, we had accrued $0.8 million and $0 for anticipated contract losses, respectively.

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

Convertible Debt Instruments and Warrant Liabilities

        We account for our senior secured convertible notes (the "Convertible Notes"), which were paid off on November 7, 2007, and associated warrants in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Convertible Notes included features that qualify as embedded derivatives, such as (i) the holders' conversion option, (ii) our option to settle the Convertible Notes at the scheduled dates in cash or shares of our common stock, and (iii) premiums and penalties we would be liable to pay in the event of default. As permitted under SFAS 155, we irrevocably elected, as of January 1, 2007, to measure the Convertible Notes in their entirety at fair value with changes in fair value recognized as either gain or loss.

        We record interest expense under the Convertible Notes based on the greater of (i) 7% or (ii) the six-month LIBOR in effect at the time plus 350 basis points, as well as the amortization of the debt discount, which we compute using the effective interest method. The debt discount represents the difference between our gross proceeds from the sale of the Convertible Notes in July 2006 of $12.0 million and the fair value of the convertible debt upon issuance, after separately valuing the investor warrants, the placement agent warrants and the Convertible Notes on a relative fair value basis. By amortizing the debt discount to interest expense, rather than recognizing it as a change in fair value of the convertible debt instrument and warrants, which is a separate line item in our statement of operations, we believe our interest expense line item more appropriately reflects the cost of the debt associated with the Convertible Notes.

        We determined the fair values of the Convertible Notes, investor warrants and placement agent warrants using valuation models we consider to be appropriate. Our stock price has the most significant influence on the fair value of the Convertible Notes and related warrants. An increase in our common stock price would cause the fair values of both the Convertible Notes and warrants to increase, because the conversion and exercise prices, respectively, of such instruments are fixed at $1.65 and $1.68 per share, respectively, and result in a charge to our statement of operations. A decrease in our stock price would likewise cause the fair value of the Convertible Notes and the warrants to decrease and result in a credit to our statement of operations. If the price of our common stock were to decline significantly, however, the decrease in the fair value of the Convertible Notes would be limited by the instrument's debt characteristics. Under such circumstances, our estimated cost of capital would become another significant variable affecting the fair value of the Convertible Notes.

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

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalties (if applicable) on that excess. FIN 48 requires a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to the accrued interest and penalties for unrecognized tax benefits. Discussion is also required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next twelve months.

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

These ownership changes may limit the amount of NOL and R&D credit carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. We have not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL or R&D credit carry forwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carry forwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. We do not expect to have any taxable income for the foreseeable future.

        We did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying financial statements. We would record any such interest and penalties as a component of interest expense. We do not expect any material changes to the unrecognized benefits within 12 months of the reporting date.

Results of Operations

Three Months Ended September 29, 2007 ("2007") Compared to Three Months Ended September 30, 2006 ("2006")

        Product Revenue.    Total product revenue for 2007 increased approximately $11.0 million or 153% from $7.3 million in 2006 to $18.3 million in 2007.

	Three Months Ended (in thousands)
Division	September 29, 2007	September 30, 2006	$ Change	% Change
Power Systems, US	$1,039	$843	$196	23%
Power Systems, Canada	14,699	4,120	10,579	257%
Electronics	2,528	2,269	259	11%

Total product revenue	$18,266	$7,232	$11,034	153%

        The increase of $10.6 million in revenue in 2007 in the Power Systems, Canada division, as compared to 2006, was largely due to an increase in Industrial Power Supply revenue of $5.2 million, during 2007 we delivered and recognized revenue related to one Industrial Power Supply in excess of $5 million, an increase in Solar Inverter line revenue of approximately $3.9 million, an increase in Frequency Converter line revenue of approximately $0.5 million and an increase in plasma product line revenue of approximately $0.2 million, an increase in Fuel Cell Inverter line revenue of approximately $0.2 million and an increase in other product revenue of approximately $0.7 million.

        The increase of $0.2 million in revenue in 2007 in the Power Systems US division, as compared to 2006, was largely due to and increase in HEV product line revenue increased by approximately $0.3 million and an increase in Motor product line revenue by approximately $0.1 million, which was offset by a decrease in our MagLev product line revenue of approximately $0.1 million and a decrease in our Test and Measurement product line revenue of approximately $0.1 million.

        Revenues in the Electronics division increased approximately $0.2 million. The increase was primarily due to an increase of sales of approximately $0.4 million to government customers as compared to 2006, offset by a decrease in sales to commercial non-government customers of approximately $0.2 million.

        Funded research and development and other revenue.    Funded research and development and other revenue increased from $1.3 million in 2006 to $2.7 million in 2007. The increase in revenue is due to the delivery of a Stationary Rotary UPS ride through unit which accounted for approximately $1.2 million of the increase and an overall increase in revenue from our government contracts of $0.2 million

        Cost of product revenue.    Cost of product revenue increased $8.9 million, or 122%, from $7.3 million in 2006 to $16.1 million in 2007. Costo of product revenue by division is broken out below.

	Three Months Ended (in thousands)
Division	September 29, 2007	September 30, 2006	$ Change	% Change
Power Systems, US	$851	$1,592	$(741)	(47)%
Power Systems, Canada	13,268	3,740	9,528	255%
Electronics	2,030	1,932	98	5%

Total cost of product revenue	$16,149	$7,264	$8,885	122%

        The increase was primarily attributable the mix of products sold during the period and higher revenues compared to fiscal 2006 in our Power Systems, Canada division and, in part, by a slight increase in the cost of product revenue due to higher revenues in our Electronics division. This increase was offset, in part, by a decrease in overhead costs during the period in our Power Systems, US division

        Gross Margin.    Gross margins on product revenue improved from 0% in 2006 to approximately 12% in 2007. Gross margin by division is broken out below.

	Three Months Ended
Division	September 29, 2007	September 30, 2006
Power Systems, US	18%	(89)%
Power Systems, Canada	10%	9%
Electronics	20%	15%

Total gross margin %	12%	0%

        In our Power Systems, US division, the increase in gross margin from -89% to 18% is a direct result of the correction of our manufacturing facilities as it relates to overhead costs in the later stages of 2006 along with a higher margin mix of business that includes Motors and HEV product lines. Our Power Systems, Canada division had virtually no change to its gross margin of approximately 9%. In addition, although margins remained unchanged from 2006 to 2007 in our Power Systems Canada division, the increase includes the write-off of approximately $0.2 million related to cost overruns in the production of several prototype units for a major military subcontractor, for which we are continuing to seek some economic relief due to design changes, increases in major component costs and increases due to exchange rates from the customer; we have not recorded any benefit for such relief due to the uncertainty of receiving such relief. The gross margin in our Electronics division increased from 15% in 2006 to 20% in 2007.

        Funded research and development and other revenue expenses.    Funded research and development and other revenue expenses increased by approximately $0.9 million, or 77%, from $1.1 million in 2006 to $2.0 million in 2007. The gross margin on funded research and other revenue increased from 11% in 2006 to 21% in 2007. This increase is a due to the increase in revenue for 2007,the sale of the Stationary Ride Through UPS in the period, which has better margins than our traditional engineering services and continued increased efficiency in our engineering labor.

        Unfunded research and development expenses.    We expended approximately $0.8 million on unfunded research and development in 2007 compared with approximately $0.5 million spent in 2006. The spending in 2007 and 2006 was related primarily to unfunded engineering in our Electronics and Power Systems US and Canada divisions for the continued development of new products and technologies.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased by approximately $0.2 million, or 5.5%, from $2.9 million in 2006 to $3.1 million in 2007. Approximately $0.2 million of the increase is directly attributable to non-cash compensation costs related to the issuance of stock options to employees and directors of the Company pursuant to SFAS 123(R) charged to operations during 2007. There was a decrease in corporate costs of approximately $0.3 million and an approximately $0.2 million decrease in costs due to the restructuring of our Power Systems, US division at the end of 2006, which was offset by higher sales and marketing and general and administrative costs in our Power Systems, Canada division in 2007 of $0.5 million.

        Amortization of intangibles.    Amortization of intangibles remained flat at $0.1 million.

        Change in fair value of the Convertible Notes and warrants.    There was an increase in the fair value related to the Convertible Notes and warrants during 2007, resulting in expense of approximately $1.0 million. One factor that contributes to the change in fair value of the Convertible Notes and warrants is our stock price.

        Other Income (expense).    Other expense was approximately $64,000 for 2007 compared to other expense of approximately $21,000 for 2006. Other expense for 2007 consists primarily of consulting services related to the valuation of our convertible note financing transaction as well as other expenses not related to ongoing operations. Other expense for 2006 consists primarily of expenses related to our former loan facility.

        Interest income.    Interest income decreased from approximately $121,000 in 2006 to approximately $57,000 in 2007 and is directly attributable to our cash on hand.

        Interest expense.    Interest expense decreased $0.1 million in 2007 to $0.5 million as compared to $0.6 million in 2006. Interest expense in 2007 includes approximately $0.2 million of non-cash interest associated with payments on our Convertible Notes, approximately $0.2 million in amortization of the debt discount on our Convertible Notes, $0.1 million in charges related to repricing our Series B Preferred Stock and approximately $30,000 of non-cash dividends on our Series B Preferred Stock, which was paid in shares of our common stock. In 2006, interest expense was primarily comprised of approximately $0.3 million of non-cash interest associated with payments on our Convertible Notes, approximately $0.2 million in amortization of the debt discount on our Convertible Notes, $0.1 million in charges related to repricing our Series B Preferred Stock, $40,000 of non-cash dividends on the Series B Preferred Stock and $30,000 of interest expense related to our line of credit.

        Deferred Revenue.    Deferred revenue was $6.4 million at September 29, 2007, an increase of $0.6 million from December 31, 2006 and a decrease of $6.7 million from the quarter ended June 30, 2007. During the period we recognized previously deferred revenue in our Applied Technology Division of approximately $1.2million and approximately $5.5 million related to the sale of an industrial power supply in our Power Systems, Canada, division. We record deferred revenue (i) when a customer pays in advance or, (ii) when provisions for revenue recognition on items shipped have not been achieved or the items have not yet been received by the customer due to shipping terms such as FOB destination. Currently deferred revenue is composed of approximately $2.6 million Rotary UPS units that have been shipped to the customer site and awaiting customer installation and final on site acceptance testing; we anticipate these units to be accepted by the customer in fiscal 2007.

Results of Operations

  Nine Months Ended September 29, 2007 ("2007") Compared to Nine Months Ended September 30, 2006 ("2006")

        Product Revenue.    Total product revenue for 2007 increased by approximately $14.0 million or 67% from $20.7 million in 2006 to $34.7 million in 2007.

	Nine Months Ended (in thousands)
Division	September 29, 2007	September 30, 2006	$ Change	% Change
Power Systems, US	$3,812	$3,483	$329	9%
Power Systems, Canada	23,547	9,727	13,820	142%
Electronics	7,359	7,535	(176)	(2)%

Total product revenue	$34,718	$20,745	$13,973	67%

        The increase of $13.8 million in revenue in 2007 in the Power Systems, Canada division, as compared to 2006, was largely due to an increase in Solar Converter line revenue of approximately $7.7 million, an increase in our Industrial Power Supply revenue of approximately $4.9 million, during 2007 we delivered and recognized revenue related to one Industrial Power Supply in excess of $5 million, an increase in our Starsine Frequency Converter line revenue of approximately $1.0 million, an increase in our Plasma product line revenue of approximately $0.3 million and an increase in other product revenue of approximately $0.7 million, which was partially offset by a decrease in our Fuel Cell Inverter line revenue of approximately $0.5 million.

        The increase of $0.3 million in revenue in 2007 in the Power Systems US division, as compared to 2006, was largely due to the following:

  •
  HEV product line revenue increased by approximately $0.6 million,

  •
  Motor product line revenue increased by approximately $0.2 million,

  •
  Test and Measurement product line revenue increased by approximately $0.3 million. This increase was largely due to the sale of a three phase StarSine unit, this unit was shipped in 2006 and accepted by the customer during 2007,

  •
  Other revenue increased by approximately $0.1 million, and

  •
  Offset by a decrease in our MagLev product line revenue of approximately $0.7 million.

        Revenues in the Electronics division decreased approximately $0.2 million. The decrease was primarily due to decreased sales of $0.4 million to government customers as compared to 2006 offset by increases in sales to commercial non-government customers of $0.2 million.

        Funded research and development and other revenue.    Funded research and development and other revenue increased from $3.5 million in 2006 to $6.3 million in 2007. The increase in revenue is due to an increase in revenue from our government contracts of approximately $0.8 million, $1.2 million related the sale of a Stationary Rotary UPS Ride Through unit, and increased revenue from our commercial customers of approximately $0.8 million.

        Cost of product revenue.    Cost of product revenue increased $12.8 million, or 66%, from $19.8 million in 2006 to $32.6 million in 2007. Cost of product revenue by division is broken out below.

	Nine Months Ended (in thousands)
Division	September 29, 2007	September 30, 2006	$ Change	% Change
Power Systems, US	$3,198	$4,199	$(1,001)	(24)%
Power Systems, Canada	23,529	9,310	14,219	153%
Electronics	5,837	6,276	(439)	(7)%

Total cost of product revenue	$32,564	$19,785	$12,779	66%

        The increase was primarily attributable the mix of products sold during the period and higher revenues compared to fiscal 2006 in our Power Systems, Canada and US divisions. This increase was offset, in part, by a decrease in overhead costs during the period in our Power Systems, US division and, in part, by a decrease in the cost of product revenue due to a decrease in revenue and lower material and overhead costs during the period in our Electronics division. In our Power Systems, US division, a majority of the costs associated with a three phase StareSine unit, for which revenue was recognized in 2007 had been written-down in prior periods resulting in the better than planned margins in our Power Systems, US division. In our Power Systems, Canada division, the increase in costs is partially due to the 142% increase in revenues from 2006 to 2007, along with increased materials cost, labor costs and to a lesser extent the effects of the increase in the Canadian dollar over the past several months. In addition, the increase includes the write-off of approximately $0.9 million related to cost overruns in the production of several prototype units for the Navy, for which we are seeking some economic relief due to design changes, increases in major component costs and increases in anticipated exchange rates from the Navy; we have not booked any benefit for such relief.

        Gross Margin.    Gross margins on product revenue increased from 5% for 2006 to 6% in 2007. Gross margin by division is broken out below.

	Nine Months Ended
Division	September 29, 2007	September 30, 2006
Power Systems, US	16%	(21)%
Power Systems, Canada	0%	4%
Electronics	21%	17%

Total gross margin %	6%	5%

        In our Power Systems, US division, the increase in gross margin by 37% is a direct result of the reduced costs of the three phase StarSine unit recognized during 2007 and the results of restructuring and streamlining the operating facility in 2006. Our Power Systems, Canada division had a decrease in gross margin of 4% partially due increased materials costs, increased overtime, for which a premium is paid, the effect of the increase of the Canadian dollar over the past several months and a one-time charge related to prototype costs that were in excess of the realizable amount. The increase in gross margin of 4% in our Electronics division is primarily due to mix of products sold resulting in lower material costs.

        Funded research and development and other revenue expenses.    Funded research and development and other revenue expenses increased by approximately $1.5 million, or 45%, from $3.2 million in 2006 to $4.7 million in 2007. The gross margin on funded research and other revenue increased from 7% in 2006 to 27% in 2007. This increase is a due to the sale of the Stationary Ride Through UPS in the period, which has better margins than our traditional engineering services and continued increased efficiency in our engineering labor pool.

        Unfunded research and development expenses.    We expended approximately $2.2 million on unfunded research and development in 2007 compared with approximately $1.6 million spent in 2006. The spending in 2007 and 2006 was related primarily to unfunded engineering in our Electronics and Power Systems US and Canada divisions for the development of new products and technologies.

        Selling, general and administrative expenses.    Selling, general and administrative expenses decreased by approximately $0.7 million, or 7%, from $9.7 million in 2006 to $9.0 million in 2007. Approximately $0.2 million of the decrease is directly attributable to compensation costs related to the issuance of stock options to our employees and directors charged to operations during 2006 pursuant to SFAS 123(R). Approximately $0.9 million of the decrease was associated with reduced corporate costs and approximately $0.8 million of the decrease was due to the restructuring of our Power Systems, US division at the end of 2006, offset by higher sales and marketing and general and administrative costs in our Power Systems, Canada division in 2007 of $1.2 million.

        Amortization of intangibles.    Amortization of intangibles remained flat at $0.3 million.

        Change in fair value of the Convertible Notes and warrants.    There was a increase in the fair value related to the Convertible Notes and warrants during 2007, resulting in an expense of approximately $0.4 million. One factor that contributes to the change in fair value of the Convertible Notes and warrants is our stock price.

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

        Interest income.    Interest income decreased slightly from approximately $275,000 in 2006 to approximately $179,000 in 2007. The decrease is directly attributable to our cash on hand.

        Interest expense.    Interest expense increased $0.9 million in 2007 to $1.7 million as compared to $0.8 million in 2006. Interest expense in fiscal 2007 includes approximately $0.6 million of non-cash interest associated with payments on our Convertible Notes and approximately $0.1 million in cash paid for interest on our Convertible Notes, approximately $0.8 million in amortization of the debt discount on our Convertible Notes, approximately $0.1 million of charges related to the repricing of our Series B Preferred Stock, and approximately $0.1 million of non-cash dividends on our Series B Preferred Stock, which was paid in shares of our common stock. In 2006, interest expense was primarily comprised of approximately $0.2 million of non-cash interest associated with payments on our Convertible Notes, approximately $0.2 million in amortization of the debt discount on our Notes, approximately $0.1 million of charges related to the repricing of our Series B Preferred Stock, $0.1 million of non-cash dividends on the Series B Preferred Stock, and $0.1 million of interest expense related to our line of credit.

Liquidity and Capital Resources

        As of September 29, 2007, we had approximately $4.6 million of cash, of which approximately $1.1 million was restricted. Under the terms of the Convertible Notes, we were required, for so long as any Convertible Notes were outstanding, to maintain aggregate cash and cash equivalents equal to the greater of (i) $1.0 million or (ii) $3.0 million minus 80% of eligible receivables (as defined therein).

Based on the level of eligible receivables, as of September 29, 2007 we were required to maintain aggregate cash and cash equivalents of $1.0 million.

        We anticipate that our current cash, including proceeds from the exercise of the Warrant Bs, the proceeds from the sale of the New Notes and from the sale of Series C Preferred Stock and warrants in the preferred stock financing, of which the first closing has occurred and of which the second closing is subject to stockholder approval, will be sufficient to fund our operations over the next year, subject to the assumptions that follow. First, this assumes we achieves our business plan. The business plan envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past. Second, this assumes that stockholders approve the second closing and we are able to consummate the second closing of the preferred stock financing with the Investors. Accordingly, if we are unable to realize our business plan or are unable consummate the second closing of the preferred stock financing with the Investors, we would not be able to retire the $10 million of New Notes, which mature on February 19, 2008, and we would need to raise additional funds in the near future in order to pay-off the New Notes and sustain operations by selling equity or taking other actions to conserve our cash position, which could include selling of certain assets and incurring additional indebtedness, subject to the restrictions contemplated in the both the note and preferred stock financing with the Investors. Such actions would likely require the consent of the Investors, and there can be no assurance that such consent would be given. Furthermore, there can be no assurance that we will be able to raise such funds if they are required. Finally, if the second closing does not occur and we were to obtain alternative financing from a source other than the Investors prior to July 19, 2008, then, at the election of the Investors, we would either be required to use our best efforts to include the Investors in that financing or be required to pay the Investors an alternative transaction fee equal to $1.5 million in cash or, at our option, $2 million of common stock.

        If additional funds are raised in the future through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders will experience additional dilution. The terms of additional funding may also limit our operating and financial flexibility. There can be no assurance that additional financing of any kind will be available to us on terms acceptable to us, or at all. Failure to obtain future funding when needed or on acceptable terms would materially, adversely affect our results of operations.

        It should also be noted that, as a result of the preferred stock financing, the holders of certain outstanding warrants have the right to seek redemption of those warrants at their Black-Scholes value. If the holders of those warrant exercise this redemption right, our liquidity position would be adversely impacted.

        Our financial statements for fiscal year ended December 31, 2006, which are included in our Annual Report on Form 10-K filed with the SEC on April 2, 2007, contain an audit report from Vitale, Caturano & Company, Ltd. The audit report contains an explanatory paragraph, which raises substantial doubt with respect to our ability to continue as a going concern. This may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations.

        We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of September 29, 2007, we had an accumulated deficit of $168.8 million. Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities and convertible debt, public security offerings, borrowings under our previous line of credit and capital equipment leases.

        As of September 29, 2007, our cash and cash equivalents were $4.6 million, including restricted cash and cash equivalents of $1.1 million; this represents a decrease in our cash and cash equivalents of approximately $3.7 million from the $8.3 million on hand at December 31, 2006. Cash used in operating activities for the nine months ended September 29, 2007 was $6.7 million as compared to $8.4 million for the nine months ended September 30, 2006. Cash used in operating activities during the nine months ended September 29, 2007 was primarily attributable to the net loss of approximately $9.8 million offset by non-cash items such as the change in the fair value of the Convertible Notes, depreciation and amortization, deferred revenue, non-cash compensation and consulting expense, non-cash interest expense and decreases in working capital.

        Cash used in investing activities during the nine months ended September 29, 2007 was $0.9 million as compared to $0 for the nine months ended September 30, 2006. Cash used in investing activities during these periods was a result of capital expenditures during each of the respective periods. In 2006, cash used for capital expenditures of approximately $0.4 million was offset by a gain recorded on the sale of our SPLC technology.

        Cash provided by financing activities for the nine months ended September 29, 2007 was approximately $4.1 million as compared to cash provided by financing activities of $9.1 million for the nine months ended September 30, 2006. Net cash provided by financing activities during 2007 primarily related the exercise by the holders' of the Warrant Bs which provided net proceeds of approximately $4.7 million offset by payments on the Convertible Notes of $0.5 million in cash and to a lesser extent payments on our capital lease obligations of approximately $0.1 million. In 2006, cash provided by financing activities was primarily due to net proceeds of approximately $10.9 million from the sale of the Convertible Notes and approximately $0.3 million in net proceeds from the exercise of stock options and warrants to purchase common stock, offset in part by repayments on our line of credit of $2.0 million.

Payments Due Under Contractual Obligations

        We lease office space under non-cancelable operating leases. The future minimum rental payments as of September 29, 2007 under the operating leases with non-cancelable terms are included in the table below. In addition, the table below details the future principal and interest payments on the Convertible Notes; such notes, however were paid off on November 7, 2007.

Calendar Years Ending December 31,	Operating Leases	Long-Term Debt
2007	$352,919	$1,208,234
2008	$1,265,984	$4,119,981
2009	$970,609	$247,119
2010	$523,797	$247,119
2011	$159,408	$2,961,059
Thereafter	$—	—

Total	$3,272,717	$8,783,516

        Long-term debt consists of scheduled principal and interest payments on the Convertible Notes. Principal is payable in 18 equal installments, which represents 75% of the Convertible Notes, with the remaining 25%, at the election of the investor, is either (i) due on the 18th month or (ii) due on the 60th month. Principal payments, representing 75% of the Convertible Notes, commenced on February 28, 2007. The Convertible Notes accrue interest at the greater of (i) 7% or (ii) six month LIBOR plus 350 basis points. At July 31, 2007, the six month LIBOR was 5.33%. For purposes of the schedule above, interest for all periods has been calculated using the July 31, 2006 six month LIBOR plus 350 basis points as this rate was greater than 7%. Principal and interest may be paid, at our option, in cash of shares of our common stock. See Note "K" to our unaudited consolidated financial statements filed with this quarterly report for a history of principal and interest payments regarding the Convertible Notes.

        The $10 million of New Notes, which were issued on November 7, 2007 in connection with the retirement of the Convertible Notes, bear interest at 17% per annum. All unpaid principal, together with accrued but unpaid interest, is due and payable in full on February 19, 2008.

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

Interest Rate Risk

        We are exposed to market risk from changes in interest rates primarily through our financing activities. At September 29, 2007, $7.6 million was outstanding on the Convertible Notes. Interest on the Convertible Notes accrued at a rate equal to the greater of (i) 7% per annum or (ii) the six month LIBOR plus 350 basis points, currently 8.9%. Interest on the New Notes, which were used to pay off the Convertible Notes on November 7, 2007, accrues at a rate of 17% per annum. Our ability to carry out our business plan or our ability to finance future working capital requirements may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources. We account for the Convertible Notes and warrant liability on a fair value basis, and changes in share price and market interest rates will affect our earnings but will not affect our cash flows, assuming that we are able to make interest payments due on the Convertible Notes in shares of our common stock.

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

Item 4.    Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures.

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 29, 2007. While we have identified certain internal control deficiencies, which are discussed below, our evaluation indicated that these deficiencies did not impair the effectiveness of our overall disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 29, 2007.

        Our management and Audit Committee were notified by Vitale, Caturano & Company ("Vitale") of two significant deficiencies in our internal control over financial reporting that they observed during the audit of the December 31, 2006 financial statements.

        The first significant deficiency relates to a need to formalize policies and procedures (including a comprehensive accounting and financial reporting policies and procedures manual, a policy that requires an annual vacation for all employees and periodic rotation of duties, and policies and procedures relating to information technology). We had begun to formalize policies in this area prior to receiving Vitale's observations and have continued with these plans.

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

Item 1A.    Risk Factors.

        Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, or in Part II Item A, "Risk Factors," of any subsequent Quarterly Report on Form 10-Q.

Risks Related to Our Private Placement of Short-Term Secured Notes and Series C Convertible Preferred Stock and Warrants

We may not be able to refinance our recently issued secured short-term promissory notes.

        In connection with retiring our Convertible Notes, on November 7, 2007 we issued $10 million of new short-term secured notes, which we refer to as the New Notes, that are due and payable on February 19, 2008. We are currently planning to retire this short-term indebtedness at the second closing of the Series C Preferred Stock private placement with the same investors who purchased the New Notes. If the second closing does not occur we would need to repay the New Notes on or before February 19, 2008 or face default. If we had to make this repayment from our available cash our ability to fund operations would be materially harmed. We have agreed with the investors to whom we have issued the New Notes that, until the second closing or the termination of the purchase agreement, whichever occurs first, we will not initiate, solicit, encourage, discuss, negotiate or accept any offers from any third party with respect to the sale of our capital stock, the sale of all or substantially all of our assets, any merger or consolidation of us with any other person or any material financing transaction (each, an "alternative transaction"). We are permitted to participate in discussions for an alternative transaction and furnish confidential information about us to a third party, however, if our board of directors determines in good faith, after consultation with and receipt of legal advice from our outside advisors, that failure to do so would be inconsistent with their fiduciary duties to our stockholders. Under those circumstances, we are required to notify the investors and provide them any information we provided to the third party. If we were to obtain alternative financing from a source other than the investors prior to July 19, 2008, then, at the election of the investors, we would either be required to use our best efforts to include the investors in that financing or be required to pay them an alternative transaction equal to $1.5 million in cash or, at our option, $2.0 million of our common stock. These restrictions could limit our flexibility in refinancing the New Notes through a source other than the investors in the private placement. Furthermore, because the New Notes are secured, if an event of default occurs and is neither cured nor waived, the holders of the New Notes may take action to foreclose on our assets (including the stock of our subsidiaries) in order to obtain repayment. If this were to occur the value of the shares of our common stock would like be significantly and adversely impacted.

Our stockholders may not approve the second closing of the private placement of Series C Preferred Stock and, accordingly, the second closing may not occur.

        The second closing of the Series C Preferred Stock private placement, as well as certain related matters, will be submitted to our stockholders for approval. Stockholder approval of all of the proposals being presented at the special meeting is a condition to the consummation of the second closing of the private placement. Accordingly, if any of the proposals does not receive stockholder approval, the investors will not be obligated to purchase any additional shares of Series C Preferred Stock or warrants.

        We have agreed that in the event that stockholder approval of these proposals is not obtained, the investors have the right to require us to use our best efforts to seek stockholder approval at a subsequent stockholders meeting to be held not more than sixty days after the request. The investors may continue to make subsequent requests until stockholder approval is obtained.

        If the second closing of the private placement does not occur, as noted above under the risk factor entitled "We may not be able to refinance our recently issued secured short-term promissory notes," we might not be able to retire the $10 million of short-term secured notes we previously issued to the investors and we would likely need to obtain alternative financing or a waiver from the investors on or before February 19, 2008 or face default on that indebtedness.

The holders of our Series C Preferred Stock are entitled to receive liquidation payments in preference to the holders of our common stock.

        As of November 8, 2007, 10,000 shares of our Series C Preferred Stock were outstanding. If the second closing occurs, a minimum of 25,000 shares of Series C Preferred Stock will be outstanding. Upon a liquidation of our company, the holders of shares of Series C Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is the greater of (i) $1,000 per share of Series C Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares, or (ii) the amount per share that a holder would have received if, immediately prior to the liquidation, that holder's share had been converted to our common stock. Dividends accrue on the shares of Series C Preferred Stock at a rate of 5% per annum. Because of the substantial liquidation preference to which the holders of the Series C Preferred Stock are entitled, the amount available to be distributed to the holders of our common stock upon a liquidation of our company could be substantially limited or reduced to zero.

We are responsible for having the resale of shares of common stock underlying the Series C Preferred Stock and related warrants registered with the SEC within defined time periods and will incur liquidated damages if the shares are not registered with the SEC within those defined time periods.

        We are obligated to (i) file a registration statement covering the resale of the common stock underlying the Series C Preferred Stock and related warrants with the SEC within 30 days following the earlier to occur of the second closing of the private placement or, if stockholder approval is not obtained, the date of the stockholders meeting called to approve same, (ii) use our best efforts to cause the registration statement to be declared effective within 60 days after filing it, and (iii) use our best efforts to keep the registration statement effective until the earlier of (x) the date all of the securities covered by the registration statement have been publicly sold and (y) the date all of the securities covered by the registration statement may be sold without restriction under SEC Rule 144(k). If we fail to comply with these or certain other provisions, then we will be required to pay liquidated damages of one twentieth of a percent (.05%) of the aggregate purchase price paid by the investors for the securities that can be registered on the registration statement for each day the failure continues. The total liquidated damages under this provision are capped at 9.9% of the aggregate purchase price paid by the investors in the private placement. Any such payments could materially affect our ability to fund operations.

The certificate of designation governing the Series C Preferred Stock contains various covenants and restrictions which may limit our ability to operate our business.

        Under the certificate of designation governing the Series C Preferred Stock we are not permitted, without the affirmative vote or written consent of the holders of 50% of the Series C Preferred Stock, directly or indirectly, to take any of the following actions or agree to take any of the following actions:

  •
  authorize, create or issue any shares of preferred stock or other equity securities ranking senior to or on a parity with the Series C Preferred Stock;

  •
  increase or decrease the total number of authorized shares of Series C Preferred Stock;

  •
  amend or modify our certificate of incorporation (including the certificate of designation governing the Series C Preferred Stock) or bylaws that would adversely affect the rights, preferences, powers and privileges of the Series C Preferred Stock;

  •
  incur any form of indebtedness for borrowed money in excess of $5,000,000 in the aggregate (other than indebtedness existing at November 8, 2007);

  •
  repurchase or redeem any equity securities ranking junior to the Series C Preferred Stock, subject to certain exceptions;

  •
  effect any distribution or declare, pay or set aside any dividend with respect to any equity securities ranking junior to the Series C Preferred Stock;

  •
  effect a liquidation, consummate a reorganization event or dispose, transfer or license any material assets, technology or intellectual property, other than non-exclusive licenses in connection with sales of our products in the ordinary course of business;

  •
  change the size of our board of directors;

  •
  encumber or grant a security interest in all or substantially all or a material part of our assets except to secure indebtedness permitted above that is approved by our board of directors;

  •
  acquire a material amount of assets of another entity, through a merger, purchase of assets or purchase of capital stock or otherwise;

  •
  prior to obtaining stockholder approval of the second closing of the Series C Preferred Stock private placement, issue any additional equity securities at a per share price less than $1.04, subject to certain exceptions; or

  •
  enter into any agreement to do or cause to be done any of the foregoing

These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities, any of which could have a material adverse impact on our business.

The holders of the Series C Preferred Stock will have substantial voting power on matters submitted to a vote of stockholders.

        Generally, the holders of Series C Preferred Stock are entitled to vote on all matters on which the holders of our common stock are entitled to vote, voting together with the holders of our common stock as a single class. Each share of Series C Preferred Stock is entitled to 694 votes. Based on 49,786,024 shares of common stock outstanding as of November 1, 2007, the shares of Series C Preferred Stock issued in the first closing represent, in the aggregate, 12.24% of the voting power of our stock. Upon consummation of the second closing, the outstanding shares of Series C Preferred Stock would represent, in the aggregate, 25.86% of the voting power of our stock. These percentages would increase, as described above, to the extent an additional securities are issued in the second closing and to the extent warrants issued in the private placement are exercised. Because the investors will own a significant percentage of our voting power, they may have considerable influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including the election of directors and approval of merger, consolidations and the sale of all or substantially all of our assets.

        In addition, the ownership by the investors of a substantial percentage of our total voting power and the terms of the Series C convertible preferred stock could make it more difficult and expensive for a third party to pursue a change of control of our company, even if a change of control would generally be beneficial to our stockholders.

The Series C Preferred Stock is redeemable at the option of the holders under certain circumstances.

        On or after November 8, 2011, the holders of two-thirds of the outstanding shares of Series C Preferred Stock may require us to redeem all or any portion of the outstanding shares of Series C Preferred Stock. The redemption price is equal to 120% of the stated liquidation preference amount, to the extent that the redemption is made in cash, or 140% of the stated liquidation preference amount to the extent that, at our election, the redemption is made in shares of our common stock. If the redemption is made in shares of common stock, the shares will be based on the fair market value of the common stock, based on a 10 day volume weighted average, as of the redemption date. Depending on our cash resources at the time that this redemption right is exercised, we may or may not be able to fund the redemption from our available cash resources. If we were unable to fund the redemption from available cash we would need to find an alternative source of financing to do so. The can be no assurances that we would be able to raise such funds if they are required. If we were not able to finance the redemption in cash, we would have to make the redemption payment in shares of our common stock which would be dilutive to our common stockholders.

The investors in our private placement of Series C Preferred Stock will have the right to designate up to four individuals to be elected to our board of directors.

        In the purchase agreement, we agreed that for as long as each investor beneficially owns at least 25% of the Series C Preferred Stock and warrants issued to them in the private placement, each investor would be entitled to designate one individual to be nominated to our board of directors. We also agreed that as long as either investor or both investors beneficially owns at least 25% of the Series C Preferred Stock and warrants issued to them in the private placement, we would include one investor designee in the corporate governance and nominating committee and one investor designee on the compensation committee of our board of directors. Upon the first closing, our board of directors elected Philip J. Deutch, as NGP's designee, and David J. Prend, as RockPort's designee, to serve on our Board.

        In the purchase agreement, we also agreed to additional changes to our board of directors upon the second closing. Upon the second closing, our board of directors is to consist of seven directors, with one individual designated by each of the investors as long as the ownership requirement noted above is met and one individual designated by the investors jointly to serve as an independent director. However, in the event the size of our board of directors is increased to nine members in order to comply with Nasdaq rules, the investors will be entitled to designate an additional independent director.

        The number of investor designees will be appropriately adjusted to the extent required by the applicable rules of Nasdaq.

        Because the holders of Series C Preferred Stock will have the right to designate these members to of our board of directors, as well as designees to serve on our board committees, they will be able to exert considerable influence over the board level decision-making at our company.

We have agreed to give the holders of Series C Preferred Stock the right to participate in subsequent stock issuances.

        We agreed that if we issue and sell any new equity securities prior to the second anniversary of the special meeting for the second closing, subject to some exceptions, we will give the investors the right to purchase all or some of those new securities so as we permit the investors to maintain their ownership percentage in our stock. The existence of this right may make it more difficult for us to obtain financing from third parties that do not wish to have the Series C Preferred Stock investors participating in their financing.

The Series C Preferred Stock private placement will have a substantial dilutive effect on our common stock.

        Consummation of the first closing of the private placement had a dilutive effect on our current stockholders and consummation of the second closing of the private placement will increase the dilutive effect. The aggregate number of shares issued pursuant to the private placement will increase substantially the number of shares of our capital stock currently outstanding on an as converted basis. As a result, the percentage ownership of our current stockholders will significantly decline as a result of the private placement. If both closings of the private placement are consummated, the investors will own approximately 46.77% of the outstanding shares of our capital stock, on an as converted basis assuming conversion of all the shares of Series C Preferred Stock and exercise of all warrants (excluding the additional warrants that may be issued from time to time following the second closing upon the exercise of certain existing warrants).

        Furthermore, the anti-dilution protection provided to both the Series C Preferred stock and the warrants could substantially increase the number of shares of our common stock currently outstanding. Upon a dilutive issuance, the conversion price or exercise price will be adjusted down and the number of shares issuable upon conversion or exercise of the Series C Preferred Stock and warrants will increase. Accordingly, if any shares of our capital stock are issued below the current conversion price, there will be additional dilution.

        Finally, sales in the public market of the common stock acquired upon conversion of the Series C Preferred Stock or exercise of the warrants, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise funds in additional stock financings.

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

SATCON TECHNOLOGY CORPORATION
Date: November 13, 2007	By:	/s/ DAVID E. O'NEIL David E. O'Neil Vice President, Finance and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SATCON TECHNOLOGY CORPORATION CONSOLIDATED BALANCE SHEETS
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) For the nine months ended September 29, 2007 (Unaudited)
SATCON TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SATCON TECHNOLOGY CORPORATION NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS September 29, 2007 ("2007") AND September 30, 2006 ("2006") (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX