Form 10-K
period 2007-12-31
SATCON TECHNOLOGY CORP
filed 2008-03-31
CIK 889423

Use these links to rapidly review the document
TABLE OF CONTENTS
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2007

Commission file number 1-11512

SATCON TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2857552 (I.R.S. Employer Identification No.)
27 Drydock Avenue, Boston, Massachusetts (Address of principal executive offices)	02210 (Zip Code)

(617) 897-2400

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $.01 Par Value	The NASDAQ Stock Market, LLC

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        The aggregate market value of the registrant's Common Stock, $.01 par value per share, held by non-affiliates of the registrant was $49,744,328 based on the last reported sale price of the registrant's Common Stock on the Nasdaq Capital Market as of the close of business on the last business day of the registrant's most recently completed second quarter ($1.22). There were 49,961,606 shares of Common Stock outstanding as of March 1, 2008.

        DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SatCon Technology Corporation

PART I

        This Annual Report on Form 10-K contains or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates," and similar expressions, whether in the negative or in the affirmative. The forward-looking statements contained in this Annual Report are generally located in the material set forth under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," but may be found in other locations as well. Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations disclosed in the forward-looking statements, our actual results could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements under the heading "Risk Factors" under Item 1A that we believe could cause our actual results to differ materially from the forward-looking statements that we make. Forward-looking statements contained in this Annual Report speak only as of the date of this report. Subsequent events or circumstances occurring after such date may render these statements incomplete or out of date. We undertake no obligation and expressly disclaim any duty to update such statements.

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

Recent Developments

        On October 19, 2007, we entered into an Offer to Sell Notes with all of the holders of our then outstanding senior secured convertible notes (the "Convertible Notes"). Under the terms of the offer, at anytime prior to November 9, 2007, we had the right to purchase the Convertible Notes for an amount equal to 120% of the aggregate outstanding principal amount of the Convertible Notes plus accrued and unpaid interest thereon. In exchange for the holders' agreement to keep the offer open until November 9, 2007, we issued an aggregate of 749,999 shares of our common stock to the holders. We recorded a charge to operations of approximately $0.9 million in the fourth quarter ended December 31, 2007 related to such issuance.

        On October 19, 2007, we entered into a Note Purchase Agreement with Rockport Capital Partners II, L.P. and NGP Energy Technology Partners, L.P. (the "Investors") to lend us up to $10.0 million to provide funds to repurchase the Convertible Notes, among other things. Pursuant to the Note Purchase Agreement, on November 7, 2007, the Investors purchased from us promissory notes (the "New Notes") in an aggregate principal amount of $10.0 million. The New Notes bore interest at 17% per annum. All unpaid principal, together with accrued but unpaid interest, was due and payable in full on February 19, 2008, unless prepaid earlier. The New Notes were paid off in full on December 20, 2007.

        On November 7, 2007, we used approximately $8.5 million of the proceeds from the sale of the New Notes to retire the Convertible Notes, which represented 120% of the then outstanding amount due under the Convertible Notes. We recorded a charge to operations in the fourth quarter ended December 31, 2007 of approximately $1.4 million, which represents the 20% prepayment penalty under the Convertible Notes. Upon the retirement of the Convertible Notes, the New Notes became immediately secured by all of our assets, including our ownership interest in the capital stock of our subsidiaries.

        On November 8, 2007, we entered into a Stock and Warrant Purchase agreement with the Investors. Under this purchase agreement, the Investors agreed to purchase in a private placement up to 25,000 shares of our newly created Series C convertible preferred stock (the "Series C Preferred Stock") and warrants to purchase up to 19,711,539 shares of common stock, for an aggregate gross purchase price of $25.0 million. Each share of Series C Preferred Stock initially converts into common stock at a price equal to $1.04 per share, subject to adjustment.

        This private placement occurred in two closings. The first closing occurred on November 8, 2007. At the first closing, we issued 10,000 shares of Series C Preferred Stock at $1,000 per share for an aggregate gross purchase price of $10 million. These shares are currently convertible into 9,615,384 shares of common stock. We also issued warrants to purchase an aggregate of 15,262,072 shares of common stock. These warrants had an initial exercise price of $1.44 per share and may not be exercised until May 8, 2008. As a result of stockholder approval of the second closing and related matters on December 20, 2007, as described below, the exercise price of these warrants was reduced to $1.25 per share.

        At the second closing, which occurred on December 20, 2007 following stockholder approval, we issued 15,000 shares of Series C Preferred Stock for an aggregate gross purchase price of $15.0 million, of which $10.0 million was paid through the cancellation of short-term notes previously issued to the Investors on November 7, 2007. These shares are currently convertible into 14,423,077 shares of common stock. At this closing, we also issued warrants to purchase an aggregate of 4,449,467 shares of common stock at an exercise price of $1.25 per share. These warrants are exercisable immediately.

        In the purchase agreement, we also agreed to issue the Investors additional warrants in the event that the holders of certain existing warrants (none of whom are affiliated with the Investors) exercise those warrants in the future. Upon such exercises, we will issue to the Investors additional warrants to purchase common stock equal to one-half of the number of shares of common stock issued upon exercise of these existing warrants. The exercise price of these warrants will be $1.25 per share. As of February 28, 2008, if all of these existing warrants are exercised, we would need to issue warrants to purchase an additional 3,455,258 shares of common stock to the Investors.

        As a result of our sale of Series C Preferred Stock and warrants, the holders of our Warrant As and Warrant Cs had a limited period of time (45 days after each issuance), at their election, to require us to redeem those warrants based on a Black-Scholes option pricing model on the date of notification. During the fourth quarter of fiscal 2007, we paid approximately $2.1 million to redeem Warrant As representing 1,242,426 shares of Common Stock and Warrant Cs representing 621,215 shares of Common Stock. During the first quarter of fiscal 2008, we paid approximately $0.6 million to redeem Warrant As representing 303,031 shares of Common Stock and Warrant Cs representing 151,516 shares of Common Stock. Following these redemptions, as of February 28, 2008, Warrant As representing 2,090,911 shares of Common Stock and Warrant Cs representing 1,045,456 shares of Common Stock remain outstanding. The redemption periods under the Warrant As and Warrant Cs associated with our sale of Series C Preferred Stock and related warrants have expired.

        On February 26, 2008, we entered into a New Loan and Security Agreement (the "New Loan Agreement") with Silicon Valley Bank (the "Bank"). Under the terms of the New Loan Agreement, the Bank agreed to provide us with a credit line up to $10.0 million. The New Loan Agreement are secured by most of our assets and advances under the New Loan Agreement are limited to 80% of eligible receivables and the lesser of 25% of the value of our eligible inventory, as defined, or $1.0 million. Interest on outstanding borrowings accrues at a rate per annum equal to the Prime Rate plus the Prime Rate Margin, as defined, or the LIBOR Rate plus the LIBOR Rate Margin, as defined. In addition we agreed to pay to the Bank a collateral monitoring fee of $750 per month and agreed to the following additional terms: (i) $50,000 commitment fee, $25,000 to be paid at signing of the New Loan Agreement and $25,000 to be paid on the one year anniversary of the New Loan Agreement; (ii) an unused line fee in the amount of 0.5% per annum of the average unused portion of the revolving line; and (iii) an early termination fee of 0.5% of the total credit line if we terminates the New Loan Agreement prior to 12 months from the New Loan Agreement's effective date. The New Loan Agreement, if not sooner terminated in accordance with its terms, expires on February 25, 2010.

Our History, Beginning in R & D and Transitioning to a Product Based Corporation

        From inception in 1985, through the early 1990s, we were primarily funded through research and development contracts with the U.S. government. These contracts were directed at developing new technologies in motion control, control software and electronics. Through this work, we built an engineering base in magnetics, motor and motor drive technology, digital signal processing and high-speed electronics. In the 1990s, we expanded that base through commercially funded research and development to include design and packaging of high-power electronics, high reliability electronic components and advanced materials. These engineering skills form the technical basis of our business. Since the mid 1990s, through a combination of internal product development and targeted acquisitions, we have leveraged our core technical capabilities into product manufacturing. Our products include: commercial high power conversion and control systems for alternative energy applications, a variety of advanced power control systems for hybrid electric vehicles, commercial motors including motors for hybrid electric vehicles, uninterruptible power supplies and ride-through devices for applications requiring high quality sustainable power, specialty magnetically levitated products and microelectronics primarily used in high reliability applications.

Building Our Capability Through Acquisitions

        In January 1997, we acquired our MagMotor division, a manufacturer of custom and standard electric motors. In April 1997, we acquired Film Microelectronics, Inc., a manufacturer of thin film substrates and custom hybrid microelectronics. In January 1999, we acquired Inductive Components, Inc., a value-added supplier of customized electric motors. In April 1999 we acquired HyComp, Inc., a manufacturer of hybrid microelectronics, followed in October 1999 by Ling Electronics, Inc., a manufacturer of shaker vibration test and measurement systems, power converters, amplifiers and controllers (although we sold our shaker and amplifier product lines in 2005). In November 1999, we acquired intellectual property, tooling, engineers and technicians and other assets from Northrop Grumman Corporation applicable to power electronics and hybrid electric vehicles. In July 2001, we acquired most of the assets of Inverpower Controls, Ltd., a manufacturer of power electronics and high-speed digital controls for use in industrial power and power quality systems. The acquisition included Inverpower's UL and CE certification capability. In September 2002, we acquired the machinery, inventory, backlog and intellectual property of Sipex Corporation's hybrid assembly operations that supply product to the defense and aerospace industry. These acquisitions have provided us with increased revenues, a manufacturing capability to transition our technology into commercial products, and an expanded customer base.

        In fiscal year 2007 we continued our focus on power distribution and alternative energy as high growth potential markets for SatCon's products.

Alternative Energy

        We believe that the fastest growth area for SatCon involves alternative energy and distributed power generation. We sell solar (photo-voltaic) power installations and high power inverters for stationary fuel cell power plants. In almost all cases the electricity produced by alternative energy technology requires an inverter to transform the power produced into usable AC electrical power compatible with typical household and commercial appliances. In this fast emerging market in 2007 we continued to improve our products, enhance our product offerings for wind power generation and technology for connecting to the existing utility grid connection and increase our business development activities.

Hybrid Electric Vehicles

        SatCon has had extensive experience since the mid 1990s in advanced technology applicable to hybrid electric vehicles, or HEVs, and holds significant intellectual property in this area. In fiscal 2006 and continuing in 2007, we generated motor and DC-DC converter sales in a segment of the HEV market associated with fleets of delivery vans. The HEV market is developing rapidly and SatCon has technology and manufacturing and outsourcing capability to expand sales into very high annual volume levels of motors, controllers and converters. In addition, SatCon continues to develop new HEV electrical and electronic technology that will be suitable for a variety of future vehicle types. HEV motors and electronics are a principal focus for our future plans.

Other Products and Markets

        In addition, we have seen increased revenue from our new high reliability microelectronic products for space and avionics applications. We participated in several defense related development programs through our Small Business Innovative Research ("SBIRs") projects, our Cooperative Agreement with the Army Research Laboratory and as a sub-contractor to prime contractors such as General Dynamics and the Electric Boat Corporation.

        Our products are described in more detail under the "Products by Business Segment."

Revenue Comparison with Prior Years

	Year Ended December 31,
	2007	2006
United States	$47,000,868	$30,475,297
International	9,570,315	3,281,372

Total	$56,571,183	$33,756,669

Reports

        Our web site is www.satcon.com. We make available on this site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with the SEC. These reports may be accessed through our website's http://investor.satcon.com/sec.cfm

Industry Background

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

        These trends and concerns have led individuals, businesses and governments to seek more reliable, efficient, cleaner and cost-effective solutions for their power needs. This demand creates a growing market for alternative energy and power management systems. All of these systems require power control products to manage electricity. In order to be commercially viable and operate effectively, these power products must be highly reliable, efficient, low-cost and compact. Many of these products must be customized to meet the evolving needs in the marketplace. We apply SatCon's technical expertise to meet these needs for power control products in emerging global markets for alternative energy, energy storage and power quality systems, distributed power systems, hybrid electric vehicles and high-reliability defense systems.

SatCon Product Attributes

        We strive to meet our customers' needs by providing power control products and systems that encompass the following key attributes:

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

        Efficiency.    We design and manufacture our products to meet the efficiency needs of our customers as defined by their specifications and the end use of the product. The overall efficiency of an alternative energy system, or its ability to deliver power with minimum energy loss, is vital to its effective commercialization and depends on the efficiency of all of its component parts. For example, in the specific case of the market for solar photo-voltaic inverters in California, the California Energy Commission requires that rebate-eligible products be tested by a nationally recognized test laboratory in accordance with an Underwriter's Laboratory protocol to objectively measure the product's efficiency. The twelve different models of power control units we currently sell in California have been tested, as required, with the result that we deliver the highest efficiency units in the market.

        Quality.    We maintain high quality standards. For example, we are a certified manufacturer for hybrid microcircuits in accordance with MIL-PRF-38534 for military microelectronics ("class H") and microelectronics for applications in space ("class K"), the highest levels of quality and reliability reserved for these classes. Our Electronics business segment operates with Quality Management Systems and is certified as ISO 9001:2000 compliant. Our Applied Technology business segment is also ISO 9001:2000 certified.

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

        Flexibility.    We develop and manufacture our products for use in various alternative energy and power quality systems such as fuel cells, photo-voltaics, wind turbines, micro-turbines and UPS systems. Our products are modular and scalable to meet a wide range of power requirements. Our engineers work closely with our customers to address overall systems design issues and to ensure that our products meet their system specifications. A close working relationship between the customers' engineers and our engineers is particularly important in the rapidly evolving alternative energy, power quality and hybrid electric vehicle industries.

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

        Develop or acquire new technology.    We believe that new products, manufacturing capabilities and technologies will enhance our competitive position and growth opportunities. In 2007 we continued to build relationships and were funded through SBIRs to develop application technology for the introduction of silicon-carbide semi-conductor material into systems. Silicon-carbide will enable much more power dense electronics, which are especially important in applications for vehicles, ships and aerospace.

        Develop strategic alliances and relationships.    These alliances may take the form of marketing, sales, distribution or manufacturing agreements. We also continue to develop and deepen the relationships we have for manufacturing or motor products in China.

Financial Results by Business Segment

        Our financial results by business segments for the fiscal years ended December 31, 2007 and 2006 are presented in Note S to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Products by Business Segment

        Our products are sold through our four business segments: SatCon Power Systems US, Satcon Power Systems, Canada, SatCon Electronics and SatCon Applied Technology.

SatCon Power Systems

        SatCon Power Systems manufactures and sells inverters for alternative energy including Underwriter Laboratory ("UL") compliance testing along with our high power line of power control systems StarSine™ amplifiers and power converters. We also make and sell Rotary UPS Systems for back-up power and power quality. Revenues for the years ended December 31, 2007 and 2006 from our Power Systems business unit were as follows:

	Year Ended
	December 31, 2007	December 31, 2006
	(Amounts in Millions)
Product Revenue
Alternative Energy Products	$23.4	$10.6
Industrial Power	5.4	1.3
Plasma	0.3	—
Frequency Converters	1.9	1.2
Other	2.0	1.0

Total Power Systems Canada	$33.0	$14.1
Total Power Systems US	$5.0	$4.4

Total Power Systems Product Revenue	$38.0	$18.5

        High Power Inverters.    We have developed modular inverters such as our Three Phase Utility Interactive Multi-Mode Inverter for use in connection with large, commercial-sized, fuel cell alternative energy power systems such as stationary fuel cell power plants, photo-voltaic power plants, wind turbines or microturbine distributed power generation systems that produce power ranging from 30 kilowatts to 10 megawatts. Our Powergate® inverters are designed to convert the DC power generated by an alternative energy source, such as a fuel cell, into useable AC power. They also provide the interface with the electric utility grid, an energy storage device, like a battery or flywheel, and the end user applications. These units use a technology that allows them to be combined and scaled to handle high-power requirements. We introduced this product during fiscal year 2002 and, further, introduced inverters for photovoltaic applications in fiscal year 2003. Product offerings and orders for these kinds of units have grown quickly in 2006 and 2007.

        Rotary UPS Systems.    Our Rotary Uninterruptible Power Supply (RUPS) systems are designed to provide both power quality and UPS functions in power ranges from 250 kilowatts to 2.2 megawatts and beyond in single or multiple unit systems. For comparison, 2.2 megawatts would be enough power to supply 440 homes each using an average of 5 kilowatts of power. Our Rotary UPS product combines a diesel generator, supplied by Cummins, Inc., SatCon's preferred supplier, a flywheel energy storage system, electronics and a proprietary control system into an uninterruptible power supply. We believe that this system is an attractive alternative to lead-acid battery based UPS systems due to its seamless transition during power outages, increased reliability, longer life and the ability to operate effectively in remote locations. The protection provided by these systems is critical to defense, government and commercial entities that cannot be out of power even for a fraction of a second. We also combined several of the RUPS technical elements into a Rotary Ride Through Device concept in which the customer already has an installed emergency generator set but requires the addition of our technology for power sustainability and high power quality. We shipped our third Rotary UPS System in 2005 and our fourth unit in 2006. In 2007 we shipped 2 Rotary Ride Through Devices to one customer and expect to ship another 2 units in the first part of 2008.

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

        Hybrid Electric Vehicle Motors and Converters.    We manufacture and sell hybrid electric vehicle ("HEV') motors and converters which continue to see modest revenue growth. We generated motor and DC-DC converter sales in a segment of the HEV market associated with fleets of delivery vans. We continue to develop new HEV electrical and electronic technology that will be suitable for a variety of future vehicle types. HEV motors and electronics continue to be a principal focus for our future plans.

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

SatCon Electronics

        SatCon Electronics designs and manufactures advanced electronic assemblies for the aerospace, defense, wireless and telecom industries including thin film products and custom modules. Revenue for the years ended December 31, 2007 and 2006 from our Electronics business unit is as follows:

	Year Ended
	December 31, 2007	December 31, 2006
	(Amounts in Millions)
Product Revenue	$9.6	$10.2

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

        Radio Frequency Products.    SatCon Electronics sells products into both military and commercial wireless communications markets. Using our design, analysis and test capability, we build standard and custom amplifiers, switches and passive devices for secure communication systems, cell tower base stations, point-to-point data transmission and wireless networks.

SatCon Applied Technology

        Our Applied Technology business segment develops, designs and builds power conversion products, which include power electronics, high-efficiency machines and control systems for a variety of defense and commercial applications. One of our objectives is to transition prototype development contracts into production programs. Revenue for the years ended December 31, 2007 and 2006 from Applied Technology was as follows:

	Year Ended
	December 31, 2007	December 31, 2006
	(Amounts in Millions)
Funded Research and Development and other revenue	$9.0	$5.0

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

Significant Customers

        There was one customer that was classified as significant customer (i.e., sales to any one customer exceeded 10% of our revenue or gross accounts receivable exceeding 10% of our gross accounts receivable), accounting for approximately 12% of our 2007 revenue and 19% of our gross accounts receivable at December 31, 2007. There were no customers that were classified as a significant customer for the year ended December 31, 2006. Approximately 22% and 40% of our revenue during the year ended December 31, 2007 and 2006, respectively, was derived from government contracts and subcontracts with the U.S. government's prime contractors.

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

        During the years ended December 31, 2007 and 2006, we expended approximately $6.8 million and $4.0 million, respectively, on funded research and development and other revenue activities funded by commercial customers and U.S. government agency sponsors. Under the agreements funded by the U.S. government, the government retains a royalty-free license to use the technology developed for government purposes and we retain exclusive rights to the technology for commercial and industrial applications. The rights to technology developed under contracts funded by commercial customers are negotiated on a case-by-case basis. We expended approximately $3.2 million and $2.0 million on internally-funded research and development during the years ended December 31, 2007 and 2006, respectively.

Sales and Marketing

        We sell our products and services both domestically and internationally through our direct sales force and through independent distributors and representatives. Our direct sales staff manages our key customer accounts, provides customer support and identifies significant market opportunities in their respective markets.

        Each of our four divisions manages its own marketing organization and is responsible for developing sales and advertising literature, such as product announcements, catalogs, brochures and magazine articles in trade and other publications. Publication of significant events or material information is handled through our corporate office.

        We maintain close contact with our customers' design and engineering staffs in order to provide the appropriate products for our customers' applications. We maintain this close working relationship with our customers throughout the life of a product, and we believe that it has been a key part of our customers' satisfaction.

        We compete for and market our research and development contracts through several methods, including pursuing new and existing customer relationships in the commercial and government sectors and responding to unsolicited requests for proposals and through our Internet site.

Backlog

        Our backlog consists primarily of product development contracts, orders for power control systems, electronics and motion control products. At December 31, 2007, our backlog was approximately $46.0 million. Of this amount, approximately $42.3 million is scheduled to be shipped during 2008. Many of our contracts and sales orders may be canceled at any time with limited or no penalty. In addition, contract awards may be subject to funding approval from the U.S. government and commercial entities, which involves political, budgetary and other considerations over which we have no control.

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

Manufacturing Facilities

        We manufacture our products at our facilities located in Marlborough, Massachusetts; West Boylston, Massachusetts; and Burlington, Ontario, Canada. We believe our existing manufacturing capacity is sufficient to meet our current needs. However, as our business continues to grow we are looking to increase our manufacturing capabilities, specifically as it relates to our Power Systems, Canada operations. We believe that most of the raw materials used in our products are readily available from a variety of vendors. Additionally, we design and develop our products to use commodity parts in order to simplify the manufacturing process. We have a semi-automated production line in our Marlborough, Massachusetts' facility. We intend to add additional production lines for our products in the future as demand dictates and our revenues enable. We have made and expect to continue to make technological improvements that reduce the costs to manufacture our products.

        Our manufacturing facilities are subject to numerous environmental laws and regulations, particularly with respect to industrial waste and emissions. Compliance with these laws and regulations has not had a material impact on our capital expenditures or competitive position.

Intellectual Property

        Our success and competitiveness depend on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law and contract restrictions to protect the proprietary aspects of our technologies. We seek to limit disclosure of our intellectual property by requiring employees, consultants and any third parties with access to our proprietary information to execute confidentiality agreements and by restricting access to that information.

        As of December 31, 2007, we held approximately 65 U.S. patents and had 6 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe and Asia. In addition, we have a non-exclusive, royalty-free license for non-automotive applications for 38 other patents that were issued to our employees and subsequently assigned to DaimlerChrysler. The expiration dates of our patents range from 2009 to 2021, with the majority expiring after 2015.

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

Foreign Operations

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

Employees

        At December 31, 2007, we had a total of 246 full-time employees, 10 part-time employees and 77 contract employees. Of the total, 74 persons were employed in engineering, 198 in manufacturing, 47 in administration and 14 in sales and marketing. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to attract, retain and motivate qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on us. None of our employees are represented by a union. We believe that our relations with our employees are good.

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

        For each of the past ten fiscal years, we have experienced losses from operating our businesses. As of December 31, 2007, we had an accumulated deficit of approximately $176.8 million. During the year ended December 31, 2007 we had a loss from operations of approximately $11.0 million. In the fourth quarter of fiscal 2007, we raised $25.0 million through the sale of short-term notes, Series C Preferred Stock and related warrants. The net proceeds of these transactions were approximately $23.0 million, after deducting placement fees and other offering-related expenses. If, however, we are unable to operate on a cash flow breakeven basis in the future, we may need to raise additional capital in order to sustain our operations. There can be no assurance that we will be able to achieve such results or to raise such funds if they are required.

We could issue additional common stock, which might dilute the book value of our common stock.

        We have authorized 200,000,000 shares of our common stock, of which 49,803,979 shares were issued and outstanding as of December 31, 2007. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise the capital that we may need at today's stock prices, we will need to issue securities that are convertible into or exercisable for a significant amount of our common stock. For example, in the fourth quarter of 2007, we sold Series C Preferred Stock and related warrants for $25.0 million. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options, whether currently outstanding or subsequently granted, exercise their options or if warrant holders exercise their warrants to purchase shares of our common stock.

The sale or issuance of a large number of shares of our common stock could depress our stock price.

        As of March 1, 2008, we have reserved 31,749,634 shares of common stock for issuance upon exercise of stock options and warrants, 12,288,077 shares for future issuances under our stock plans and 924,517 shares for future issuances as matching contributions under our 401(k) plan. We have also reserved 1,096,774 shares of common stock for issuance upon conversion of the outstanding Series B Preferred Stock, which can be converted at any time. In addition, we have reserved 24,038,062 shares of common stock for issuance upon conversion of the outstanding Series C Preferred Stock, which can be converted at any time. As of March 1, 2008, holders of warrants and options to purchase an aggregate of 30,718,756 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144.

We have not consistently complied with Nasdaq's Marketplace Rules for continued listing, which exposes us to the risk of delisting from the Nasdaq Stock Market.

        As a result of our failure to comply with the continued listing requirements of The Nasdaq Global Market, on October 25, 2006 we transferred our securities to The Nasdaq Capital Market. However, if we fail to maintain compliance with the rules for continued listing on The Nasdaq Capital Market, including, without limitation, the minimum $1.00 bid price requirement, and our common stock is delisted from The Nasdaq Capital Market, there could be a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with The Nasdaq Capital Market, the loss of federal preemption of state securities law, the potential loss of confidence by suppliers, customers and employees, as well as the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

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

        Our ability to develop and market our products is dependent upon maintaining our U.S. government contract revenue and research grants. Many of our U.S. government contracts are funded incrementally on a year-to-year basis. Approximately 22% of our revenue during the year ended December 31, 2007 was derived from government contracts and subcontracts. Changes in government policies, priorities or programs that result in budget reductions could cause the government to cancel existing contracts or eliminate follow-on phases in the future which would severely inhibit our ability to successfully complete the development and commercialization of our products. In addition, there can be no assurance that, once a government contract is completed, it will lead to follow-on contracts for additional research and development, prototype build and test or production. Furthermore, there can be no assurance that our U.S. government contracts or subcontracts will not be terminated or suspended in the future. In the event that any of our government contracts are terminated for cause, it could significantly affect our ability to obtain future government contracts, which could seriously harm our ability to develop our technologies and products.

Our contracts with the U.S. government are subject to audit by the Defense Contract Audit Agency and other agencies of the government, which may challenge our treatment of direct and indirect costs and reimbursements, resulting in a material adjustment and adverse impact on our financial condition.

        The accuracy and appropriateness of our direct and indirect costs and expenses under our contracts with the U.S. government are subject to extensive regulation and audit by the Defense Contract Audit Agency or by other appropriate agencies of the U.S. government. These agencies have the right to challenge our cost estimates or allocations with respect to any such contract. Additionally, substantial portions of the payments to us under U.S. government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. Adjustments that result from inquiries or audits of our contracts could have a material adverse impact on our financial condition or results of operations. Currently 2006 and 2007 remain open for review with the Defense Contract Audit Agency.

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

        As of March 1, 2008, we held approximately 65 U.S. patents and had 6 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe and Asia for many of these patents. The expiration dates of our patents range from 2009 to 2021, with the majority expiring after 2015. As a qualifying small business from our inception to date, we have retained commercial ownership rights to proprietary technology developed under various U.S. government contracts and grants.

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

On occasion, we agree to fixed price engineering contracts, which exposes us to losses.

        Most of our engineering design contracts are structured on a cost-plus basis. However, on occasion we have entered into fixed price contracts, which may expose us to loss. In addition, in our manufacturing divisions we accept fixed price contracts via customer purchase orders. A fixed priced contract, by its very nature, requires cost estimates during the bidding process and throughout the contract, as the program proceeds to completion. Depending upon the complexity of the program, the estimated completion costs could change frequently and significantly during the course of the contract. We regularly involve the appropriate people on the program and finance staffs to arrive at a reasonable estimate of the cost to complete. However, due to unanticipated technical challenges and other factors, there is the potential for substantial cost overruns in order to complete a contract in accordance with the contract specifications. At December 31, 2007, we have accrued approximately $1.3 million related to an anticipated loss on a fixed price contract. At December 31, 2006 there were no contract losses recorded.

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

        On-site distributed power generation solutions, such as fuel cell, photovoltaic and wind turbine systems, which utilize our products, provide an alternative means for obtaining electricity and are relatively new methods of obtaining electrical power that businesses may not adopt at levels sufficient to grow this part of our business. Traditional electricity distribution is based on the regulated industry model whereby businesses and consumers obtain their electricity from a government regulated utility. For alternative methods of distributed power to succeed, businesses and consumers must adopt new purchasing practices and must be willing to rely upon less traditional means of purchasing electricity. We cannot assure you that businesses and consumers will choose to utilize on-site distributed power at levels sufficient to sustain our business in this area. The development of a mass market for our products may be impacted by many factors which are out of our control, including:

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

        Revenue from sales to our international customers for the years ended December 31, 2007 and 2006 were approximately $9.6 million and $3.3 million, respectively. Our success depends, in part, on our ability to expand our market for our products and services to foreign customers and our ability to manufacture products that meet foreign regulatory and commercial requirements. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. We face numerous challenges in penetrating international markets, including unforeseen changes in regulatory requirements, export restrictions, fluctuations in currency exchange rates, longer accounts receivable cycles, difficulties in managing international operations, and the challenges of complying with a wide variety of foreign laws.

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

Our loan agreement with Silicon Valley Bank subjects us to various restrictions, which may limit our ability to pursue business opportunities.

        Our loan agreement with Silicon Valley Bank subjects us to various restrictions on our ability to engage in certain activities without the prior written consent of the bank, including, among other things, our ability to:

  •
  dispose of or encumber assets, other than in the ordinary course of business,

  •
  incur additional indebtedness,

  •
  merge or consolidate with other entities, or acquire other businesses, and

  •
  make investments

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

        As of March 1, 2008, 340 shares of our Series B Preferred Stock were outstanding. Pursuant to the terms of the certificate of designation creating the Series B Preferred Stock, upon a liquidation of our company, the holders of shares of the Series B Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is $5,000 per share of Series B Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares. Dividends accrue on the shares of Series B Preferred Stock at a rate of 8% per annum.

The holders of our certain of our outstanding warrants have the right to put those warrants to us for cash if we issue common stock or common stock equivalents at a price per share less than $1.65.

        As of March 1, 2008, we had outstanding Warrant As to purchase up to an aggregate of 2,090,911 shares of common stock and Warrant Cs to purchase up to an aggregate of 1,045,456 shares of common stock. The holder of those warrants may put those warrants to us for a cash amount equal to their Black-Scholes value if we issue common stock or common stock equivalents at a price per share less than $1.65, subject to certain exceptions. These rights are exercisable for the 45-day period following any such issuance. The existence of these rights could limit our ability to raise necessary capital in the future. Furthermore, the exercise of these rights could materially impact our capital resources and materially affect our ability to fund operations.

Risks Related to Our Private Placement of Series C Preferred Stock and Related Warrants

The holders of our Series C Preferred Stock are entitled to receive liquidation payments in preference to the holders of our common stock.

        As of March 1, 2008, 25,000 shares of our Series C Preferred Stock were outstanding. Upon a liquidation of our company, the holders of shares of Series C Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is the greater of (i) $1,000 per share of Series C Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares, or (ii) the amount per share that a holder would have received if, immediately prior to the liquidation, that holder's share had been converted to our common stock. Dividends accrue on the shares of Series C Preferred Stock at a rate of 5% per annum. Because of the substantial liquidation preference to which the holders of the Series C Preferred Stock are entitled, the amount available to be distributed to the holders of our common stock upon a liquidation of our company could be substantially limited or reduced to zero.

We are responsible for having the resale of shares of common stock underlying the Series C Preferred Stock and related warrants registered with the SEC within defined time periods and will incur liquidated damages if the shares are not registered with the SEC within those defined time periods.

        Pursuant to our agreement with the investors in the Series C Preferred Stock financing transaction, we are obligated to (i) file a registration statement covering the resale of the common stock underlying the Series C Preferred Stock and related warrants with the SEC by the earlier of (x) five business days after we file this Annual Report on Form 10-K and (y) April 7, 2008, (ii) use our best efforts to cause the registration statement to be declared effective within 60 days following the required filing date, and (iii) use our best efforts to keep the registration statement effective until the earlier of (x) the date all of the securities covered by the registration statement have been publicly sold and (y) the date all of the securities covered by the registration statement may be sold without restriction under SEC Rule 144. If we fail to comply with these or certain other provisions, then we will be required to pay liquidated damages of one twentieth of a percent (.05%) of the aggregate purchase price paid by the investors for the securities that can be registered on the registration statement for each day the failure continues. The total liquidated damages under this provision are capped at 9.9% of the aggregate purchase price paid by the investors in the private placement. Any such payments could materially affect our ability to fund operations.

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

  •
  acquire a material amount of assets of another entity, through a merger, purchase of assets or purchase of capital stock or otherwise; or

  •
  enter into any agreement to do or cause to be done any of the foregoing.

        These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities, any of which could have a material adverse impact on our business.

The holders of the Series C Preferred Stock will have substantial voting power on matters submitted to a vote of stockholders.

        Generally, the holders of Series C Preferred Stock are entitled to vote on all matters on which the holders of our common stock are entitled to vote, voting together with the holders of our common stock as a single class. Each share of Series C Preferred Stock is entitled to 694 votes. Based on 49,961,606 shares of common stock outstanding as of March 1, 2008, the outstanding shares of Series C Preferred Stock represent, in the aggregate, 25.8% of the voting power of our stock. The voting percentage held by the investors would increase to the extent the shares of Series C Preferred Stock are converted or the warrants issued in the private placement are exercised. Because the investors will own a significant percentage of our voting power, they may have considerable influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including the election of directors and approval of merger, consolidations and the sale of all or substantially all of our assets.

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

        In the purchase agreement, we agreed that for as long as each investor beneficially owns at least 25% of the Series C Preferred Stock and warrants issued to them in the private placement, each investor would be entitled to designate one individual to be nominated to our board of directors. We also agreed that as long as either investor or both investors beneficially owns at least 25% of the Series C Preferred Stock and warrants issued to them in the private placement, we would include one investor designee in the corporate governance and nominating committee and one investor designee on the compensation committee of our board of directors. Upon the first closing, our board of directors elected Philip J. Deutch, as the designee of NGP Energy Technology Partners, L.P., and David J. Prend, as the designee of RockPort Capital Partners II, L.P., to serve on our board.

        Upon the second closing, as required under the purchase agreement, our board of directors was reduced from nine directors to seven directors, and the investors jointly had the right to designate one additional director who is "independent" (as that term is defined in the regulations of the Nasdaq

Stock Market) to serve as a director. Accordingly, effective as of the second closing, three existing directors resigned and the board duly appointed Robert G. Schoenberger, Chairman of the Board and Chief Executive Officer of Unitil Corporation, as the investors' additional independent designee. However, in the event the size of our board of directors is increased to nine members in order to comply with Nasdaq rules, the investors will be entitled to designate an additional independent director.

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

        We agreed that if we issue and sell any new equity securities prior to December 20, 2009, subject to some exceptions, we will give the investors the right to purchase all or some of those new securities so as we permit the investors to maintain their ownership percentage in our stock. The existence of this right may make it more difficult for us to obtain financing from third parties that do not wish to have the Series C Preferred Stock investors participating in their financing.

The Series C Preferred Stock private placement had a substantial dilutive effect on our common stock, and subsequent anti-dilution adjustments could increase the dilutive effect.

        Consummation of the private placement had a substantial dilutive effect on our common stockholders. The aggregate number of shares issued pursuant to the private placement substantially increased the number of shares of our capital stock outstanding on an as converted basis. As a result, the percentage ownership of our common stockholders significantly declined as a result of the private placement. As a result of the private placement, the investors own approximately 46.77% of the outstanding shares of our capital stock, on an as converted basis assuming conversion of all the shares of Series C Preferred Stock and exercise of all warrants (excluding the additional warrants that may be issued from time to time upon the exercise of certain existing warrants).

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        We lease office, manufacturing and research and development space in the following locations:

Location	Primary Use	Approximate Number of Square Feet	Expiration of Lease
Boston, MA	Corporate headquarters and research and development	28,000	2011
Marlborough, MA	Manufacturing	24,000	2010
West Boylston, MA	Manufacturing	13,000	2008
Baltimore, MD	Research and development	16,000	2009
Burlington, Ontario, Canada	Manufacturing	60,000	2009

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On October 19, 2007, we held a special meeting of stockholders to consider and act upon a proposal to approve the issuance of additional shares of our common stock sufficient to allow for the full conversion of our outstanding senior secured convertible notes, as well as the full payment of interest and principal on such notes, all in accordance with the terms of such notes. A summary of the vote is as follows:

Proposals	Votes For	Votes Against	Votes Abstain	Broker Non-Votes
1	27,392,170	2,340,047	223,331	0

        On December 20, 2007, we held a special meeting of stockholders to consider and act upon the following matters:

  1.
  To approve the following transactions in connection with the second closing of the Private Placement of equity securities:

  a.
  The issuance of Series C Preferred Stock;

  b.
  The issuance of warrants to purchase shares of common stock;

  c.
  The repricing of the exercise price of certain previously issued warrants;

  d.
  The potential future issuance of additional warrants to purchase shares of our common stock; and

  e.
  The issuance of shares of our common stock sufficient to allow for the full conversion, redemption or exercise of the Series C Preferred Stock and warrants.

  2.
  To approve an amendment to our certificate of incorporation increasing the number of authorized shares of common stock from 100,000,000 to 200,000,000.

  3.
  To approve the increase in the number of shares of common stock available for issuance under our 2005 Incentive Compensation Plan by 10,000,000, from 4,000,000 to 14,000,000.

        A summary of the vote is as follows:

Proposals	Votes For	Votes Against	Votes Abstain	Broker Non-Votes
1	30,854,711	3,648,379	459,775	0
2	37,072511	4,440,336	394,462	0
3	34,143297	7,212,435	551,576	0

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is publicly traded on the Nasdaq Capital Market under the symbol "SATC."

        The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq Capital Market for our years ended December 31, 2006 and 2007:

	High	Low
Year Ended December 31, 2006
First Quarter	$2.44	$1.36
Second Quarter	$3.24	$1.80
Third Quarter	$1.88	$0.89
Fourth Quarter	$1.52	$0.86
Year ended December 31, 2007
First Quarter	$1.58	$1.14
Second Quarter	$1.31	$1.08
Third Quarter	$1.65	$1.02
Fourth Quarter	$1.81	$1.09

        On March 1, 2008, the last reported sale price of our common stock as reported on the Nasdaq Capital Market was $1.93 per share. As of March 1, 2008, there were 49,961,606 shares of our common stock outstanding held by approximately 254 holders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividend Policy

        We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends for the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, under the terms of our Series B Preferred Stock, we may not pay dividends on our common stock without the consent of the holders of at least 75% of the outstanding shares of Series B Preferred Stock. Furthermore under the terms of our Series C Preferred Stock, we may not pay dividends on our common stock without the consent of the holders of at least 67% of the outstanding Series C Preferred Stock. In addition, we may not pay dividends on our common stock, unless we have paid all dividends owing on the Series B Preferred Stock and Series C Preferred Stock. Finally, under the New Loan Agreement, we may not pay dividends on our common stock without the consent of the Bank.

Recent Sales of Unregistered Securities

        None

Comparative Stock Performance Graph

        The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of cash dividends, if any) from investing $100 on December 31, 2002, and plotted at the end of the last trading day of each year, in each of (i) our common stock; (ii) the Nasdaq National Market Index of U.S. Companies (the "Nasdaq Market Index"); and (iii) a peer group index of four companies that provide similar services to those of our company (Ballard Power

Systems, Inc., IMPCO Technologies, Inc., Mechanical Technology Incorporated and UQM Technologies, Inc. (formerly known as Unique Mobility, Inc.) (the "Peer Group Index")).

        The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG SATCON TECHNOLOGY CORPORATION,
NASDAQ MARKET INDEX AND PEER GROUP INDEX

	2002	2003	2004	2005	2006	2007
SATCON TECHNOLOGY CORP.	$100.00	$146.43	$144.29	$107.14	$81.43	$117.86
PEER GROUP INDEX	$100.00	$118.49	$77.59	$49.29	$64.88	$55.67
NASDAQ MARKET INDEX	$100.00	$152.01	$165.75	$171.72	$192.65	$211.26

        The performance graph above shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section. This graph will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        You should read the data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below for the years ended December 31, 2007 and 2006, and the consolidated balance sheet data as of December 31, 2007 and 2006 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the three month transition period ended December 31, 2005 and our fiscal years ended September 30, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005 and September 30, 2005, 2004 and 2003 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year Ended December 31,		Three Months Ended December 31,	Fiscal Year Ended September 30,
	2007	2006	2005	2005	2004	2003
	(Amounts in thousands, except per share data)
Statement of Operations Data
Revenue:
Product revenue	$47,577	$28,767	$6,038	$29,891	$26,971	$21,648
Funded research and development and other revenue	8,994	4,990	1,079	6,064	7,187	5,282

Total revenue	56,571	33,757	7,117	35,955	34,158	26,930

Operating costs and expenses:
Cost of product revenue	44,876	27,824	5,802	27,631	22,373	26,019
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	6,727	4,041	1,111	5,412	5,982	5,038
Unfunded research and development expenses	3,159	2,000	260	514	3	1,492

Total research and development and other revenue expenses	9,886	6,041	1,371	5,926	5,985	6,530
Selling, general and administrative expenses	12,403	13,008	2,488	10,802	9,363	13,564
Amortization of intangibles	351	431	112	447	447	505
Gain on sale of assets	—	(399)	(1,443)	(318)	—	—
Restructuring costs	82	1,419	—	(256)	—	—
Write-off of impaired long-lived assets	—	—	—	1,190	—	700
Write-off of impaired goodwill and intangible assets	—	—	—	—	—	5,751

Total operating costs and expenses	67,598	48,324	8,330	45,422	38,168	53,069

Operating loss	(11,027)	(14,567)	(1,213)	(9,467)	(4,010)	(26,139)
Net unrealized gain (loss) on warrants to purchase common stock	—	—	—	(7)	(90)	82
Unrealized loss on Series B warrants	—	—	—	—	35	(1,879)
Write-down of investment in Beacon Power Corporation common stock	—	—	—	—	—	(542)
Realized gain on sale of Beacon Power Corporation common stock	—	—	—	—	—	899
Change in Fair Value of Notes and Warrants	(2,252)	(4,192)	—	—	—	—
Other income (loss)	(977)	41	(4)	(117)	(1)	71
Interest income	280	384	47	42	12	5
Interest expense	(3,790)	(1,444)	(138)	(697)	(6,905)	(3,978)

Net loss	$(17,766)	$(19,778)	$(1,308)	$(10,246)	$(10,959)	$(31,481)

Deemed dividend on Series C Preferred Stockholders	(11,948)	—	—	—	—	—
Dividend on Series C Preferred Stock	(100)

Net loss attributable to common shareholders	$(29,814)	—	—	—	—	—

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.66)	$(0.50)	$(0.03)	$(0.31)	$(0.41)	$(1.72)

Weighted average number of common shares, basic and diluted	45,434	39,290	38,356	32,900	26,834	18,258

	Year Ended December 31,		Three Months Ended December 31,	As of September 30,
	2007	2006	2005	2005	2004	2003
	(in thousands)
Balance Sheet Data
Cash and cash equivalents, including restricted cash and cash equivalents	$12,700	$8,275	$9,279	$6,711	$2,183	$1,235
Total assets	46,609	30,577	28,328	27,732	25,586	24,982
Working capital	18,071	6,007	10,690	11,393	5,141	(1,413)
Redeemable convertible Series A preferred stock	—	—	—	—	—	1,659
Redeemable convertible Series B preferred stock	1,700	1,725	2,125	2,125	2,125	—
Redeemable convertible Series C preferred stock	13,276	—	—	—	—	—
Convertible subordinated debentures	—	12,740	—	—	—	763
Investor warrant and Placement Agent Warrant Liability	3,244	2,921	—	—	—	—
Other long-term liabilities, net of current portion	133	108	452	460	875	770
Stockholders' equity (deficit)	$4,363	$(2,468)	$14,501	$15,602	$11,659	$6,162

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

        This Annual Report on Form 10-K, including, without limitations, this Item 7, contains or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates," and similar expressions, whether in the negative or in the affirmative. Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, our actual results could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements under the heading "Risk Factors" under Item 1A above that we believe could cause our actual results to differ materially from the forward-looking statements that we make. Forward-looking statements contained in this Annual Report speak only as of the date of this report. Subsequent events or circumstances occurring after such date may render these statements incomplete or out of date. We undertake no obligation and expressly disclaim any duty to update such statements.

Recent Developments

        On October 19, 2007, we entered into an Offer to Sell Notes with all of the holders of our then outstanding senior secured convertible notes (the "Convertible Notes"). Under the terms of the offer, at anytime prior to November 9, 2007, we had the right to purchase the Convertible Notes for an amount equal to 120% of the aggregate outstanding principal amount of the Convertible Notes plus accrued and unpaid interest thereon. In exchange for the holders' agreement to keep the offer open until November 9, 2007, we issued an aggregate of 749,999 shares of our common stock to the holders. We recorded a charge to operations of approximately $0.9 million in the fourth quarter ended December 31, 2007 related to such issuance.

        On October 19, 2007, we entered into a Note Purchase Agreement with Rockport Capital Partners II, L.P. and NGP Energy Technology Partners, L.P. (the "Investors") to lend us up to $10.0 million to provide funds to repurchase the Convertible Notes, among other things. Pursuant to the Note Purchase Agreement, on November 7, 2007, the Investors purchased from us promissory notes (the "New Notes") in an aggregate principal amount of $10.0 million. The New Notes bore interest at 17% per annum. All unpaid principal, together with accrued but unpaid interest, was due and payable in full on February 19, 2008, unless prepaid earlier. The New Notes were paid off in full on December 20, 2007.

        On November 7, 2007, we used approximately $8.5 million of the proceeds from the sale of the New Notes to retire the Convertible Notes, which represented 120% of the then outstanding amount due under the Convertible Notes. We recorded a charge to operations in the fourth quarter ended December 31, 2007 of approximately $1.4 million, which represents the 20% prepayment penalty under the Convertible Notes. Upon the retirement of the Convertible Notes, the New Notes became immediately secured by all of our assets, including our ownership interest in the capital stock of our subsidiaries.

        On November 8, 2007, we entered into a Stock and Warrant Purchase agreement with the Investors. Under this purchase agreement, the Investors agreed to purchase in a private placement up to 25,000 shares of our newly created Series C convertible preferred stock (the "Series C Preferred Stock") and warrants to purchase up to 19,711,539 shares of common stock, for an aggregate gross purchase price of $25.0 million. Each share of Series C Preferred Stock initially converts into common stock at a price equal to $1.04 per share, subject to adjustment.

        This private placement occurred in two closings. The first closing occurred on November 8, 2007. At the first closing, we issued 10,000 shares of Series C Preferred Stock at $1,000 per share for an aggregate gross purchase price of $10.0 million. These shares are currently convertible into 9,615,384 shares of common stock. We also issued warrants to purchase an aggregate of 15,262,072 shares of common stock. These warrants had an initial exercise price of $1.44 per share and may not be exercised until May 8, 2008. As a result of stockholder approval of the second closing and related matters on December 20, 2007, as described below, the exercise price of these warrants was reduced to $1.25 per share.

        At the second closing, which occurred on December 20, 2007 following stockholder approval, we issued 15,000 shares of Series C Preferred Stock for an aggregate gross purchase price of $15.0 million, of which $10.0 million was paid through the cancellation of short-term notes previously issued to the Investors on November 7, 2007. These shares are currently convertible into 14,423,076 shares of common stock. At this closing, we also issued warrants to purchase an aggregate of 4,449,467 shares of common stock at an exercise price of $1.25 per share. These warrants are exercisable immediately.

        In the purchase agreement, we also agreed to issue the Investors additional warrants in the event that the holders of certain existing warrants (none of whom are affiliated with the Investors) exercise those warrants in the future. Upon such exercises, we will issue to the Investors additional warrants to purchase common stock equal to one-half of the number of shares of common stock issued upon exercise of these existing warrants. The exercise price of these warrants will be $1.25 per share. As of February 28, 2008, if all of these existing warrants are exercised, we would need to issue warrants to purchase an additional 3,455,258 shares of common stock to the Investors.

        As a result of our sale of Series C Preferred Stock and warrants, the holders of our Warrant As and Warrant Cs had a limited period of time (45 days after each issuance), at their election, to require us to redeem those warrants based on a Black-Scholes option pricing model on the date of notification. During the fourth quarter of fiscal 2007, we paid approximately $2.1 million to redeem Warrant As representing 1,242,426 shares of Common Stock and Warrant Cs representing 621,215 shares of Common Stock. During the first quarter of fiscal 2008, we paid approximately $0.6 million to redeem Warrant As representing 303,031 shares of Common Stock and Warrant Cs representing 151,516 shares of Common Stock. Following these redemptions, as of February 28, 2008, Warrant As representing 2,090,911 shares of Common Stock and Warrant Cs representing 1,045,456 shares of Common Stock remain outstanding. The redemption periods under the Warrant As and Warrant Cs associated with our sale of Series C Preferred Stock and related warrants have expired.

        On February 26, 2008, we entered into a New Loan and Security Agreement (the "New Loan Agreement") with the Silicon Valley Bank (the "Bank"). Under the terms of the Loan Agreement, the Bank agreed to provide us with a credit line up to $10.0 million. The New Loan Agreement is secured by most of our assets and advances under the Loan Agreement are limited to 80% of eligible receivables and the lesser of 25% of the value of our eligible inventory, as defined, or $1.0 million. Interest on outstanding borrowings accrues at a rate per annum equal to the Prime Rate plus the Prime Rate Margin, as defined, or the LIBOR Rate plus the LIBOR Rate Margin, as defined. The New Loan Agreement contains certain financial covenants relating to tangible net worth, as defined, which we must satisfy in order to borrow under the agreement. In addition we agreed to pay to the Bank a collateral monitoring fee of $750 per month and agreed to the following additional terms: (i) $50,000 commitment fee, $25,000 to be paid at signing of the New Loan Agreement and $25,000 to be paid on the one year anniversary of the New Loan Agreement; (ii) an unused line fee in the amount of 0.5% per annum of the average unused portion of the revolving line; and (iii) an early termination fee of 0.5% of the total credit line if we terminates the New Loan Agreement prior to 12 months from the New Loan Agreement's effective date. The New Loan Agreement, if not terminated sooner in accordance with its terms, expires on February 25, 2010.

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

Critical Accounting Policies and Significant Judgments and Estimates

        Our discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, receivable reserves, inventory reserves, goodwill and intangible assets, contract losses and income taxes. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates were discussed with our Audit Committee.

        The significant accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

        We recognize revenue from product sales in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product passes upon shipment of the product, as the products are typically shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by us, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless we can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied. When appropriate, we provide for a warranty reserve at the time the product revenue is recognized. If a contract involves the provisions of multiple elements and the elements qualify for separation under EITF 00-21 Revenue Arrangements with Multiple Deliverables, total estimated contact revenue is allocated to each element based on the relative fair value of each element provided. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue is recognized on each element as described above.

        We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed-upon the final indirect cost rates for the fiscal year ended September 30, 2003. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of December 31, 2007 and 2006, we have accrued approximately $1.3 million and $0, respectively, for anticipated contract losses on commercial contracts.

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

Convertible Debt Instruments and Warrant Liabilities

        We accounted for our senior secured convertible notes (the "Convertible Notes"), which were paid off on November 7, 2007, and associated warrants in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Convertible Notes included features that qualify as embedded derivatives, such as (i) the holders' conversion option, (ii) our option to settle the Convertible Notes at the scheduled dates in cash or shares of our common stock and (iii) premiums and penalties we would be liable to pay in the event of default. As permitted under SFAS 155, we irrevocably elected, as of January 1, 2007, to measure the Convertible Notes in their entirety at fair value with changes in fair value recognized as either gain or loss. Subsequent to the pay-off of the Convertible Notes, we will continue to account for the associated warrants as described above.

        We recorded interest expense under the Convertible Notes based on the greater of (i) 7% or (ii) the six-month LIBOR, in effect at the time plus 350 basis points, as well as the amortization of the debt discount, which we computed using the effective interest method. The debt discount represents the difference between our gross proceeds of $12.0 million and the fair value of the convertible debt upon issuance, after separately valuing the investor warrants, the placement agent warrants and the Convertible Notes on a relative fair value basis. By amortizing the debt discount to interest expense, rather than recognizing it as a change in fair value of the Convertible debt instrument and warrants, which is a separate line item in our statement of operations, we believe our interest expense line item more appropriately reflects the cost of the debt associated with our Convertible Notes.

        We determined the fair values of the Convertible Notes, investor warrants and placement agent warrants using valuation models we consider to be appropriate. Our stock price has the most significant influence on the fair value of the Convertible Notes and related warrants. An increase in our common stock price would cause the fair values of both the Convertible Notes and warrants to increase, because the conversion and exercise prices, respectively, of such instruments are fixed at $1.65 and $1.815 per share, respectively, and result in a charge to our statement of operations. A decrease in our stock price would likewise cause the fair value of the Convertible Notes and the warrants to decrease and result in a credit to our statement of operations. If the price of our common stock were to decline significantly, however, the decrease in the fair value of the Convertible Notes would be limited by the instrument's debt characteristics. Under such circumstances, our estimated cost of capital would become another significant variable affecting the fair value of the Convertible Notes.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of approximately $51.9 million and $47.4 million as of December 31, 2007 and 2006, respectively, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Convertible Series C Preferred Stock

        We account for our Convertible Series C Preferred Stock (the "Series C Preferred Stock"), and associated warrants in accordance with in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series C Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities. We determined the initial value of the Series C Preferred Stock and investor warrants using valuation models we consider to be appropriate.

        The re-pricing of the exercise price of the first tranche warrants from $1.44 to $1.25, as described above, was treated as a cancellation of the original warrants issued on November 8, 2007 and a re-issuance or new warrants on December 21, 2007. The difference in fair value of the warrant was included in the allocation of net proceeds associated with the second closing of the Series C Preferred Stock on December 21, 2007. We treated this as a deemed dividend on the Series C Preferred Stock. As of December 31, 2007 we recorded $11,947,881 as a deemed dividend to the holders of the Series C Preferred Stock, which included the beneficial conversion feature of $11,762,887 and $184,994 related to the accretion of the Series C Preferred Stock to its redemption value through the date that the holders of the Series C Preferred Stock may first exercise their redemption right. We are using the effective interest method to accrete the carrying value of the Series C Preferred stock through November 8, 2011, at which time the value of the Series C Preferred Stock would be $30.0 million, 120% of its face value.

Recent Accounting Pronouncements

        See Note F of our Notes to Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Results of Operations

  Fiscal Year Ended December 31, 2007 ("2007") Compared to the Fiscal Year Ended December 31, 2006 ("2006").

        Product Revenue.    Product revenue increased by $18.8 million, or 65%, from $28.8 million in 2006 to $47.6 million in 2007. Product revenue by segment for the fiscal years ended December 31, 2007 and 2006 is as follows:

	December 31,
	Year Ended
Division	2007	2006	$ Change	% Change
	(in thousands)
Power Systems, US	$4,962	$4,361	$601	14%
Power Systems, Canada	33,033	14,164	18,869	133%
Electronics	9,582	10,241	(659)	-6%

Total product revenue	$47,577	$28,766	$18,810	65%

        The increase of $18.8 million in revenue in 2007 in the Power Systems, Canada division, as compared to 2006, was largely due to an increase in Solar Inverter line revenue of $12.4 million, an increase in Industrial Power Supply revenue of $4.8 million, an increase in Frequency Converter line revenue of approximately $0.8 million, an increase in Fuel Cell Inverter product line revenue of approximately $0.4 million, an increase in Plasma product line revenue of approximately $0.3 million and an increase in other product revenue of approximately $0.8 million.

        Power Systems, US, which currently focuses on Motors and Hybrid Electric Vehicle (HEV) components, saw revenues increase from approximately $4.4 million in 2006 to approximately $5.0 million in 2007. The increase in product revenue related to our Power Systems, US product lines was mainly due to an increase in HEV product line revenue of approximately $0.9 million, an increase in Motor product line revenue of approximately $0.2 million and an increase in other revenue of approximately $0.1 million. These increases were offset by an overall decrease in our legacy product line revenue, which include our Test and Measurement and MagLev product line, of approximately $0.5 million.

        Revenues in the Electronics division decreased approximately $0.7 million. The decrease was primarily due to a decrease in sales to government customers of approximately $1.0 million offset by an overall increase in sales to commercial non-government customers of approximately $0.3 million.

        Funded research and development and other revenue.    Funded research and development and other revenue increased $4.0 million, or 80%, from $5.0 million in 2006 to $9.0 million in 2007. The increase in revenue is due to the delivery of two Stationary Rotary UPS ride through units which accounted for approximately $3.0 million of the increase and an overall increase in revenue from our government contracts of $1.0 million.

        Cost of product revenue.    Cost of product revenue increased $17.1 million, or 61%, from $27.8 million in 2006 to $44.9 million in 2007. Cost of product revenue by division is broken out below.

	Year Ended
	December 31,
Division				% Change
	2007	2006	$ Change
	(in thousands)
Power Systems, US	$4,113	$5,765	$(1,652)	(29)%
Power Systems, Canada	33,074	13,545	19,529	144%
Electronics	7,689	8,514	(825)	(10)%

Total cost of product revenue	$44,876	$27,823	$17,052	61%

        The increase was primarily attributable the mix of products sold during 2007 and higher revenues compared to 2006 in our Power Systems, Canada and US divisions. This increase was offset, in part, by a decrease in overhead costs during the period in our Power Systems, US division and, in part, by a decrease in the cost of product revenue due to a decrease in revenue and lower material and overhead costs during the period in our Electronics division. In our Power Systems, US division, a majority of the costs associated with a three phase StareSine unit, for which revenue was recognized in 2007 had been written-down in prior periods resulting in the better than planned margins in our Power Systems, US division. In our Power Systems, Canada division, the increase in costs is mainly due to the 133% increase in revenues from 2006 to 2007, along with increased material component cost, labor costs and the effects of the increase in the Canadian dollar over the past year. In addition, the increase includes the write-off of approximately $1.3 million related to cost overruns in the production of several prototype units for the Navy, for which we are seeking some economic relief due to design changes, increases in major component costs and increases in anticipated exchange rates; we have not booked any benefit for such relief as of December 31, 2007.

        Gross Margin.    Gross margins on product revenue improved from 3% in 2006 to approximately 6% in 2007. Gross margin by division is broken out below.

	Twelve Months Ended December 31,
Division
	2007	2006
Power Systems, US	17%	(32)%
Power Systems, Canada	0%	4%
Electronics	20%	17%

Total gross margin %	6%	3%

        In our Power Systems, US division, the increase in gross margin by 49% is a direct result of the reduced costs of the three phase StarSine unit recognized during 2007 and the results of restructuring and streamlining the operating facility in 2006. Our Power Systems, Canada division had a decrease in gross margin of 4% partially due increased materials costs, increased overtime, for which a premium is paid, the effect of the increase of the Canadian dollar over the past year and a one-time charge related to prototype costs that were in excess of the realizable amount of approximately $1.3 million in 2007. The increase in gross margin of 3% in our Electronics division is primarily due to mix of products sold resulting in lower material costs.

        Funded research and development and other revenue expenses.    Funded research and development and other revenue expenses increased by approximately $2.7 million, or 68%, from $4.0 million in 2006 to $6.7 million in 2007. The gross margin on funded research and other revenue increased from 19% in 2006 to 25% in 2007. This increase is a due to the sale of two Stationary Ride Through UPS systems during 2007, which have better margins than our traditional engineering services and continued increased efficiency in our engineering labor pool.

        Unfunded research and development expenses.    We expended approximately $3.2 million on unfunded research and development in 2007 compared with approximately $2.0 million spent in 2006. The spending in 2007 and 2006 was related primarily to unfunded engineering in our Electronics and Power Systems US and Canada divisions for the development of new products and technologies.

        Selling, general and administrative expenses.    Selling, general and administrative expenses decreased by approximately $0.6 million, or 5.0%, from $13.0 million in 2006 to $12.4 million in 2007. Approximately $0.3 million of the decrease is directly attributable to compensation costs related to the issuance of stock options to our employees and directors charged to operations during 2007 and 2006 pursuant to SFAS 123(R). Approximately $0.9 million of the decrease was associated with reduced corporate costs and approximately $1.2 million of the decrease was due to the restructuring of our Power Systems, US division at the end of 2006, offset by higher sales and marketing and general and administrative costs in our Power Systems, Canada division in 2007 of $1.1 million and our Applied Technology Division of approximately $0.3 million.

        Amortization of intangibles.    Amortization of intangibles decreased approximately $0.1 million due to some items becoming fully amortized during 2007.

        Gain on sale of assets.    In 2006, we received approximately $0.4 million related to our 2004 sale of our SPLC technology. There are no further amounts due related to this sale.

        Restructuring costs.    During 2006 we commenced a restructuring plan designed to streamline our manufacturing and production base, improve efficiency and enhance our competitiveness and recorded a restructuring charge of approximately $1.6 million. These charges are comprised employee severance and benefits costs and the write-down in carrying value of assets along with the settlement of the Worcester facility lease. (See Note T. Restructuring Costs). The total pre-tax charges included employee severance and benefits costs of approximately $0.2 million, the write down in carrying value of assets (of which approximately $0.2 million were recorded in the period ended December 31, 2006) and facility exit costs of approximately $1.1 million, for which we issued 850,000 shares of common stock to the landlord on January 3, 2007 as consideration for the early termination of the lease. We incurred approximately $0.1 million in additional costs associated with our restructuring in 2007.

        Change in fair value of the Convertible Notes and related warrants.    There was an increase in the fair value related to the Convertible Notes and related warrants during 2007, resulting in an expense of approximately $2.3 million. One factor that contributes to the change in fair value of the Convertible Notes and related warrants is our stock price. The Convertible Notes were paid off in November 2007. (See Note G—Convertible Debt Instrument and Warrant Liabilities)

        Other Income (expense).    Other expense was approximately $1.0 million for 2007 compared to other income of approximately $0.1 million for 2006. Other expense for 2007 consists primarily of consulting services related to the valuation of our Convertible Note financing transaction as well as other expenses not related to ongoing operations offset by approximately $0.1 million in foreign exchange gains from Power Systems Canada related to inter-company balances. Other income for 2006 consists primarily of payments received for miscellaneous items sold during the period that had previously been charged off in prior periods.

        Interest income.    Interest income decreased slightly from approximately $0.4 million in 2006 to approximately $0.3 million in 2007. The decrease is directly attributable to our cash on hand.

        Interest expense.    Interest expense for 2007 was approximately $3.8 million, which is comprised primarily of the following:

  •
  $0.7 million in non-cash interest related to the Convertible Notes, which was paid in shares of common stock,

  •
  $0.1 million in cash interest paid related to the Convertible Notes,

  •
  $0.2 million paid related to the New Notes, which were repaid in full on December 20, 2007,

  •
  $2.1 million in amortization of the debt discount related to the valuation of the Convertible Notes,

  •
  $0.3 million of non-cash interest associated with dividends on the Series B Preferred Stock, which we paid in shares of common stock, and

  •
  $0.5 million related to the change in the Series B Preferred Stock conversion price as a result of subsequent issuances of equity-based securities due to its anti-dilution provision.

        In 2006 interest expense was approximately $1.4 million and was comprised of the following:

  •
  Approximately $0.5 million in interest related to the Convertible Notes, which was paid in shares of common stock,

  •
  $0.5 million in amortization of the debt discount related to the valuation of the Convertible Notes,

  •
  $0.1 million of non-cash interest associated with dividends on the Series B Preferred Stock, which were paid in shares of common stock,

  •
  approximately $0.1 million related to change in the Series B Preferred Stock conversion price as a result of the Convertible Note financing transaction due to its anti-dilution provisions, and

  •
  $0.1 million in interest charges related to our credit facility with Silicon Valley Bank, which was terminated on July 19, 2006.

        Deferred Revenue.    Deferred revenue was $8.1 million at December 31, 2007, an increase of $2.3 million from the $5.8 million balance at December 31, 2006. During 2007 we recognized previously deferred revenue in our Applied Technology division of approximately $1.2 million and approximately $5.3 million related to the sale of an industrial power supply in our Power Systems, Canada division. We record deferred revenue (i) when a customer pays in advance or (ii) when provisions for revenue recognition on items shipped have not been achieved or the items have not yet been received by the customer due to shipping terms such as FOB destination. Currently deferred revenue is composed of approximately $2.6 million Rotary UPS units that have been shipped to the customer site and are awaiting customer installation and final on-site acceptance testing, which is scheduled to occur in the later stages of 2008, $1.7 million in our Applied Technology division related to the second stage of a Flywheel Generation Set order for which the customer has paid a significant portion of the sales price in advance of delivery, which is expected to occur in the beginning of 2008, and approximately $3.4 million in our Power Systems, Canada division related to pre-payments received on orders currently being manufactured.

Quarterly Results of Operations (Unaudited)

        The following table presents unaudited quarterly statement of operations data for the eight quarters ended December 31, 2007. This data has been prepared on a basis consistent with our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This data includes all adjustments, consisting solely of normal recurring adjustments, which we believe necessary for a fair presentation of this information. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Three Months Ended
	Dec. 31, 2007	Sept. 29, 2007	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	July 1, 2006	April 1, 2006
	(in thousands, except per share data)
Statement of Operations Data
Revenue:
Product revenue	$12,858	$18,266	$9,919	$6,533	$8,021	$7,232	$6,853	$6,661
Funded research and development and other revenue	2,710	2,725	1,775	1,785	1,534	1,259	1,250	946

Total revenue	15,568	20,991	11,694	8,318	9,555	8,491	8,103	7,607

Operating costs and expenses:
Cost of product revenue	12,312	16,149	10,045	6,370	8,039	7,264	6,676	5,845
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	2,069	1,990	1,312	1,357	839	1,123	1,100	978
Unfunded research and development expenses	988	848	646	677	405	522	513	560

Total research and development and other revenue expenses	3,057	2,838	1,958	2,034	1,244	1,645	1,613	1,538
Selling, general and administrative expenses	3,490	3,058	3,114	2,742	3,356	2,899	3,394	3,359
Gain on sale of assets	—	—	—	—	—	(209)	(190)	—
Restructuring costs	—	—	—	82	1,157	262	—	—
Amortization of intangibles	79	79	84	110	110	98	112	112

Total operating costs and expenses	18,938	22,124	15,201	11,338	13,906	11,959	11,605	10,854

Operating loss	(3,369)	(1,133)	(3,507)	(3,021)	(4,351)	(3,468)	(3,502)	(3,247)
Change in value of convertible notes and warrants	(1,829)	(1,008)	385	200	(619)	(3,573)	—	—
Other income (loss)	(847)	(64)	(25)	(41)	127	(150)	42	21
Interest income	101	57	37	86	110	122	57	95
Interest expense	(2,058)	(496)	(626)	(610)	(742)	(515)	(85)	(103)

Net loss	$(8,001)	$(2,645)	$(3,737)	$(3,385)	$(5,475)	$(7,584)	$(3,488)	$(3,234)

Deemed dividend on Series C Preferred Stock	$(11,948)	—	—	—	—	—	—	—
Dividend on Series C Preferred Stock	(100)

Net loss attributable to common shareholders	$(20,049)	$(2,645)	$(3,737)	$(3,385)	$(5,475)	$(7,584)	$(3,488)	$(3,234)

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.40)	$(0.06)	$(0.09)	$(0.08)	$(0.14)	$(0.19)	$(0.09)	$(0.08)

Weighted average number of common shares, basic and diluted	49,629	47,841	42,869	41,395	40,002	39,519	39,115	38,524

Liquidity and Capital Resources

        As of December 31, 2007, we had $12.7 million of cash, of which approximately $0.1 million was restricted.

        Based upon our current working capital position, current operating plans and expected business conditions, we believe that our current cash, as well as the availability from our new line of credit with Silicon Valley Bank, will be adequate to fund our operations through December 31, 2008. In the long run, we expect to fund our working capital needs and other commitments primarily through our operating cash flow, which we expect to improve as we improve our operating margins and grow our business. We also expect to rely on our credit facility to fund a portion of our capital needs and other commitments.

        Our funding plans for our working capital needs and other commitments may be adversely impacted if we fail to realize our underlying assumed levels of revenues and expenses or if we fail to remain in compliance with the covenants of our bank line. If either of those events occur, we may need to raise additional funds in order to sustain operations by selling equity or taking other actions to conserve our cash position, which could include selling of certain assets, delaying capital expenditures and incurring additional indebtedness, subject to the restrictions in the preferred stock financing with the investors and in the new credit facility with Silicon Valley Bank. Such actions would likely require the consent of the Investors and/or Silicon Valley Bank, and there can be no assurance that such consents would be given. Furthermore, there can be no assurance that we will be able to raise such funds if they are required.

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

        As a result of the preferred stock financing, the holders of certain outstanding warrants had the right for a limited period of time (45 days after each closing) to seek redemption of those warrants at their Black-Scholes value. During the fourth quarter of fiscal 2007, we paid approximately $2.1 million to redeem Warrant As representing 1,242,426 shares of common stock and Warrant Cs representing 621,215 shares of common stock. During the first quarter of fiscal 2008, we paid approximately $0.6 million to redeem Warrant As representing 303,031 shares of common stock and Warrant Cs representing 151,516 shares of common stock. Following these redemptions, as of February 28, 2008, Warrant As representing 2,090,911 shares of common stock and Warrant Cs representing 1,045,456 shares of common stock remain outstanding. The redemption periods under these warrants associated with our preferred stock financing have expired. If these redemption rights are triggered again in the future as a result of subsequent equity issuances below $1.65 per share, our liquidity position would be adversely impacted.

        We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of December 31, 2007, we had an accumulated deficit of approximately $176.8 million. Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities and convertible debt, public security offerings, borrowings under our previous line of credit and capital equipment leases.

        As of December 31, 2007, our cash and cash equivalents were $12.7 million, including restricted cash and cash equivalents of $0.1 million; this represents increase in our cash and cash equivalents of approximately $4.4 million from the $8.3 million on hand at December 31, 2006. Cash used in operating activities for the year ended December 31, 2007 was $10.3 million as compared to $9.8 million for the year ended December 31, 2006. Cash used in operating activities during the year ended December 31, 2007 was primarily attributable to the net loss of approximately $17.8 million offset by non-cash items such as the change in the fair value of the Convertible Notes and placement agent fees, depreciation and amortization, deferred revenue, increases in allowances for uncollectible accounts and excess and obsolete inventory, non-cash compensation and consulting expense, non-cash interest expense and decreases in working capital.

        Cash used in investing activities during the year ended December 31, 2007 was $1.3 million as compared to $0.1 million for the year ended December 31, 2006. Cash used in investing activities during the fiscal years ended December 31, 2007 and December 31, 2006, was a result of capital expenditures during each of the respective periods. In addition, during the fiscal year ended December 31, 2006 we recorded approximately $0.4 million related to the sale of our SPLC technology.

        Cash provided by financing activities for the year ended December 31, 2007 was $17.9 million as compared to $8.1 million for the year ended December 31, 2006. Net cash provided by financing activities during 2007 includes net proceeds from the sale of Series C Preferred Stock of approximately $23.9 million, approximately $4.7 million in net proceeds related to cash received upon the exercise of the Warrant Bs in July 2007 and $1.0 million decrease in restricted cash, offset by approximately $9.5 million related to monthly principal payments and final settlement of our Convertible Notes and approximately $2.1 million related to payments to certain Warrant A and Warrant C holders that exercised their redemption rights under these warrants. Net cash provided by financing activities during 2006 includes $11.0 million of net proceeds from the Convertible Note private placement, $1.0 million designated as restricted cash, and approximately $0.3 million received from the exercise of incentive stock options and warrants to purchase common stock, offset in part by approximately $0.2 million related to payments on our capital lease obligations and $2.0 million related to payments on our bank line of credit.

Payments Due Under Contractual Obligations

        The following table summarizes the payments due under our contractual obligations at December 31, 2007, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

Calendar Years Ending December 31,	Capital Leases	Operating Leases
2008	$—	$1,442,770
2009	—	$1,058,346
2010	—	$523,797
2011	—	$159,408
2012	—	—
Thereafter	—	—

Total	$—	$3,184,321

        We lease equipment and office space under non-cancelable capital and operating leases. The future minimum rental payments, as of December 31, 2007, under the capital and operating leases with non-cancelable terms are included in the table above.

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

        Not Required.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SatCon Technology Corporation:

        We have audited the accompanying consolidated balance sheets of SatCon Technology Corporation and its subsidiaries (the Company) (a Delaware corporation) as of December 31, 2007 and December 31, 2006 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and comprehensive loss and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SatCon Technology Corporation and its subsidiaries as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ VITALE, CATURANO & COMPANY, LTD

Boston, Massachusetts
March 25, 2008

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$12,615,566	$7,190,827
Restricted cash and cash equivalents	84,000	84,000
Accounts receivable, net of allowance of $211,263 and $792,245 at December 31, 2007 and 2006, respectively	10,462,323	8,549,923
Unbilled contract costs and fees	536,567	267,247
Inventory	17,190,424	7,945,874
Prepaid expenses and other current assets	1,073,194	756,884

Total current assets	$41,962,074	$24,794,755
Property and equipment, net	3,059,651	2,783,900
Goodwill, net	704,362	704,362
Intangibles, net	793,739	1,224,488
Restricted cash	—	1,000,000
Other long-term assets	88,851	69,782

Total assets	$46,608,677	$30,577,287

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$123,219
Accounts payable	9,153,234	4,538,569
Accrued payroll and payroll related expenses	1,880,867	1,449,185
Other accrued expenses	3,453,883	2,405,447
Accrued contract losses	1,300,000	—
Accrued restructuring costs	—	1,200,326
Current portion of senior secured convertible notes	—	5,500,000
Current portion of warrant liability		436,919
Deferred revenue	8,103,093	5,834,537

Total current liabilities	$23,991,077	$21,488,202
Long-term Senior secured convertible notes, net of current portion	$—	$7,240,482
Long-term warrant liability, net of current portion	3,244,316	2,483,634
Redeemable convertible Series B preferred stock (340 and 345 shares issued and outstanding at December 31, 2007 and 2006, respectively; face value $5,000 per share; liquidation preference $1,700,000 and $1,725,000, respectively.	1,700,000	1,725,000
Other long-term liabilities	133,900	108,049

Total Liabilities	$28,969,293	$33,045,367
Commitments and contingencies (Note L)
Redeemable convertible Series C preferred stock (25,000 shares issued and outstanding at December 31, 2007, face value $1,000 per share, liquidation preference $30,000,000 at December 31, 2007)	13,276,091	—
Stockholders' equity (deficit):
Common stock; $0.01 par value, 200,000,000 and 100,000,000 shares authorized; 49,803,979 and 40,105,073 shares issued and outstanding at December 31, 2007 and 2006, respectively	498,040	401,051
Additional paid-in capital	180,933,100	156,379,193
Accumulated deficit	(176,757,615)	(158,991,838)
Accumulated other comprehensive loss	(310,232)	(256,486)

Total stockholders' equity (deficit)	$4,363,293	$(2,468,080)

Total liabilities and stockholders' equity (deficit)	$46,608,677	$30,577,287

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006
Revenue:
Product revenue	$47,576,601	$28,766,647
Funded research and development and other revenue	8,994,582	4,990,022

Total revenue	56,571,183	33,756,669

Operating costs and expenses:
Cost of product revenue	44,875,818	27,823,402
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	6,727,122	4,041,137
Unfunded research and development expenses	3,159,184	2,000,271

Total research and development and other revenue expenses	9,886,306	6,041,408
Selling, general and administrative expenses	12,403,952	13,007,946
Amortization of intangibles	350,739	430,959
Gain on sale of assets	—	(399,015)
Restructuring costs	81,644	1,418,928

Total operating costs and expenses	67,598,459	48,323,628

Operating loss	(11,027,276)	(14,566,959)
Change in fair value of notes and warrants	(2,252,264)	(4,191,768)
Other (loss) income, net	(976,776)	41,086
Interest income	280,392	384,394
Interest expense	(3,789,853)	(1,444,764)

Net loss	$(17,765,777)	$(19,778,011)

Deemed dividend and accretion on Series C Preferred Stock	$(11,947,881)	—
Dividend on Series C Preferred Stock	(100,000)	—

Net loss attributable to common stockholders	$(29,813,658)	$(19,778,011)

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.66)	$(0.50)

Weighted average number of common shares, basic and diluted	45,433,539	39,290,167

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
For the Year Ended December 31, 2007

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)	Comprehensive Loss
Balance, December 31, 2006	40,105,073	$401,051	$156,379,193	$(158,991,838)	$(256,486)	$(2,468,080)
Net loss				(17,765,777)	—	(17,765,777)	$(17,765,777)
Beneficial conversion feature on Series C Preferred Stock	—	—	11,762,887	—	—	11,762,887
Series C Preferred Stock deemed dividend			(11,762,887)			(11,762,887)
Issuance of warrants and re-pricing of warrants to Series C Preferred Stock holders	—	—	10,092,623	—	—	10,092,623
Accretion of Series C Preferred Stock to its carrying value	—	—	(184,994)	—	—	(184,994)
Dividend on Series C Preferred Stock	—	—	(100,000)	—	—	(100,000)
Issuance of common stock to 401(k) Plan	474,379	4,744	562,417	—	—	567,161	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock	27,205	272	20,420	—	—	20,692	—
Issuance of common stock in connection with the termination of Worcester lease	850,000	8,500	1,113,500	—	—	1,122,000	—
Issuance of common stock in lieu of cash principal payments on the Convertible Notes	3,163,186	31,632	3,777,814	—	—	3,809,446	—
Issuance of common stock in lieu of cash interest on the Convertible Notes	396,522	3,965	514,200	—	—	518,165	—
Issuance of common stock in connection with the exercise of Warrant Bs	3,636,368	36,364	5,525,006			5,561,370	—
Issuance of common stock to Convertible Note holders as incentive to accelerate pay-off of the Convertible Notes	749,999	7,500	907,499	—	—	914,999	—
Issuance of common stock upon conversion of a portion of the Convertible Notes	318,182	3,182	521,818			525,000
Employee stock-based compensation	—	—	1,112,099	—	—	1,112,099	—
Issuance of common stock in lieu of six-months cash dividend on redeemable convertible Series B preferred stock	70,045	700	137,156	—	—	137,856	—
Issuance of common stock in connection with the conversion of Series B preferred stock	13,020	130	24,870	—	—	25,000	—
Adjustment to conversion price of Series B preferred stock, due to anti-dilution provisions	—	—	529,479	—	—	529,479	—
Foreign currency translation adjustment	—	—	—	—	(53,746)	(53,746)	(53,746)

Comprehensive loss	—	—	—	—	—	—	$(17,819,523)

Balance, December 31, 2007	49,803,979	$498,040	$180,933,100	$(176,757,615)	$(310,232)	$4,363,293

The accompanying notes are an integral part of these unaudited consolidated financial statements

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
For the Year Ended December 31, 2006

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (deficit)	Comprehensive Loss
Balance, December 31, 2005	38,382,706	$383,827	$153,450,771	$(139,213,827)	$(119,702)	$14,501,069
Net loss				(19,778,011)	—	(19,778,011)	(19,778,011)
Issuance of common stock to 401(k) Plan	391,431	3,914	600,826	—	—	604,740	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock and issuance of restricted stock to employees	279,851	2,799	359,973	—	—	362,772	—
Issuance of common stock in lieu of six-months dividend on redeemable convertible Series B preferred stock	70,792	708	151,070	—	—	151,778	—
Issuance of common stock in connection with the exercise of warrants to purchase common stock	430,134	4,301	(4,097)	—	—	204	—
Issuance of common stock in connection with the conversion of redeemable convertible Series B preferred stock	180,995	1,810	398,190	—	—	400,000	—
Issuance of common stock in lieu of cash interest on July 19, 2006 Convertible Notes	369,164	3,692	311,168	—	—	314,860	—
Employee stock-based compensation	—	—	986,251	—	—	986,251	—
Adjustment to conversion price of Series B preferred stock, due to anti-dilution provisions	—	—	125,041	—	—	125,041	—
Foreign currency translation adjustment	—	—	—	—	(136,784)	(136,784)	(136,784)

Comprehensive loss	—	—	—	—	—	—	$(19,914,795)

Balance, December 31, 2006	40,105,073	$401,051	$156,379,193	$(158,991,838)	$(256,486)	$(2,468,080)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(17,765,777)	$(19,778,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,552,933	1,446,121
Provision (recovery) for uncollectible accounts	70,295	(8,409)
Provision for excess and obsolete inventory	237,492	248,299
Non-cash compensation expense related to issuance of stock options and warrants to employees and non-employees and issuance of common stock to 401(k) Plan, including stock based compensation costs of $1,112,099 and $986,251 for the years ended December 31, 2007 and 2006, respectively	2,586,242	1,588,554
Change in fair value of Senior Secured Convertible Notes and investor and placement agent warrant liability	2,252,264	3,998,651
Non-cash interest expense	3,581,760	1,314,747
Non-cash restructuring charges	—	1,532,231
Gain on sale of assets held for sale	—	(399,015)
Changes in operating assets and liabilities:
Accounts receivable	(878,636)	(3,208,846)
Unbilled contract costs and fees	(269,320)	(152,348)
Prepaid expenses and other assets	(1,027,434)	(60,889)
Inventory	(8,408,636)	(1,692,005)
Other long-term assets	(19,069)	481,968
Accounts payable	3,867,176	1,294,894
Accrued expenses and payroll	1,933,548	321,593
Accrued restructuring	(1,200,326)	78,326
Accrued contract losses	1,447,161	(84,779)
Deferred revenue	1,694,641	3,474,865
Other current liabilities	25,851	(226,386)

Total adjustments	7,445,942	9,947,572

Net cash used in operating activities	(10,319,835)	(9,830,439)
Cash flows from investing activities:
Purchases of property and equipment	(1,267,434)	(546,388)
Proceeds from sale of assets	—	406,364

Net cash used in investing activities	(1,267,434)	(140,024)

Cash flows from financing activities:
Net repayment under line of credit	—	(2,000,000)
Proceeds from short-term loan	10,000,000	—
Repayment of short-term loan	(10,000,000)	—
Repayment of long-term debt	(123,219)	(150,415)
Net proceeds from issuance of convertible redeemable Series C preferred stock	23,856,281	—
Net proceeds from issuance of Senior Secured Convertible Notes	—	10,935,793
Repayment of Senior Secured Convertible Notes	(9,477,293)	—
Payments related to warrant holder redemption rights	(2,099,958)	—
Decrease (increase) in restricted cash	1,000,000	(1,000,000)
Net proceeds from issuance of common stock from the exercise of warrants	4,688,642	204
Proceeds from exercise of stock options	20,692	317,772

Net cash provided by financing activities	17,865,145	8,103,354

Effects of foreign currency exchange rates on cash and cash equivalents	(853,137)	(136,784)

Net increase (decrease) in cash and cash equivalents	5,424,739	(2,003,893)
Cash and cash equivalents at beginning of year	$7,190,827	$9,194,720

Cash and cash equivalents at end of year	$12,615,566	$7,190,827

  See Note Q for non cash disclosures

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 and 2006

A.    THE COMPANY

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

B.    REALIZATION OF ASSETS AND LIQUIDITY

        The Company anticipates that its current cash, along with the availability under its new credit facility with Silicon Valley Bank, will be sufficient to fund its operations through at least December 31, 2008. The Company has developed a business plan that envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past and allows the Company to remain in compliance with the covenants of the credit facility. Although the Company believes it has developed a realistic business plan, there is no assurance that it can achieve these objectives. Accordingly, if the Company is unable to realize its business plan or does not remain in compliance with the covenants of the credit facility, the Company would need to raise additional funds in the near future in order to sustain operations by selling equity or taking other actions to conserve its cash position, which could include selling of certain assets and incurring additional indebtedness, subject to the restrictions in the preferred stock financing with the Investors. Such actions would likely require the consent of the Investors, and there can be no assurance that such consent would be given. Furthermore, there can be no assurance that the Company will be able to raise such funds if they are required.

C.    SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Consolidation

        The consolidated financial statements include the accounts of SatCon and its wholly-owned subsidiaries (SatCon Applied Technology, Inc., SatCon Electronics, Inc., SatCon Power Systems, Inc. and SatCon Power Systems Canada, Ltd.). All intercompany accounts and transactions have been eliminated in consolidation.

Change in Year End

        On September 19, 2006, the Company's Board of Directors approved a change in the fiscal year end from September 30 to December 31.

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

        The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of December 31, 2007 and 2006, the Company has accrued $1.3 million and $0, respectively, for anticipated contract losses on commercial contracts.

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

Unbilled Contract Costs and Fees and Funded Research and Development Costs in Excess of Billings

        Unbilled contract costs and fees represent revenue recognized in excess of amounts billed due to contractual provisions or deferred costs that have not been recognized as revenue or billed to the customer.

Cash and Cash Equivalents

        Cash and cash equivalents include demand deposits, overnight repurchase agreements with Silicon Valley Bank and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At December 31, 2007 and 2006, the Company has restricted cash as indicated in the table below. In addition, at December 31, 2007 and

2006, the Company had overnight repurchase agreements with Silicon Valley Bank of $1,763,502 and $296,844, respectively.

	December 31,
Restricted Cash
	2007	2006
Senior Secured Notes	$—	$1,000,000
Security deposits	34,000	34,000
Certificates of deposit	50,000	50,000

Total restricted cash	$84,000	$1,084,000

        In addition, under the terms of the Convertible Notes, the Company was required, for so long as any Convertible Notes were outstanding, to maintain aggregate cash and cash equivalents equal to the greater of (i) $1.0 million or (ii) $3.0 million minus 80% of eligible receivables (as defined therein). The Company was in compliance with this requirement as of December 31, 2006. The Convertible Notes were paid off in full in November 2007.

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

        The Company performed its annual goodwill impairment test as of the beginning of its fiscal fourth quarter 2007. The Company, based on the results of these tests, determined the fair value of each of the Applied Technology and Electronics reporting units based on a discounted cash flow income approach. Based on the results of the first step of the annual goodwill impairment test, the Company determined that the fair value of these reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of December 31, 2007. As a result, the second step of the annual goodwill impairment test was not required. The Company will continue to perform a goodwill impairment test on the Applied Technology and Electronics reporting units on an annual basis and on an interim basis, if certain conditions exist.

        The Company has determined that all of its intangible assets have finite lives and, therefore, the Company has continued to amortize its intangible assets. The Company recorded expense related to the amortization of its intangible assets for the periods presented below as follows:

	Year Ended December 31,
	2007	2006
Amortization expense	$430,749	$511,664

        Goodwill by reporting segment consists of the following:

	December 31,
Reporting Unit
	2007	2006
Applied Technology	$123,714	$123,714
Electronics	580,648	580,648

	$704,362	$704,362

        Intangible assets consist of the following:

			As of December 31, 2007		As of December 31, 2006
Reporting Unit	Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Applied Technology	Patents	15-20	$744,780	$540,343	$744,780	$460,343
Applied Technology	Completed Technology	10	3,142,882	2,554,505	3,142,882	2,240,217
Applied Technology	Favorable Lease	5	36,999	36,074	36,999	36,074
Electronics	Customer List	10	250,000	250,000	250,000	242,705
Electronics	Drawings and Documentation	10	300,000	300,000	300,000	291,250
Electronics	Design and Manufacturing Cert.	10	700,000	700,000	700,000	679,584

			$5,174,661	$4,380,922	$5,174,661	$3,950,173

        The estimated remaining amortization expense for each of the five succeeding years:

Fiscal Years ended December 31,
2008	395,212
2009	354,090
2010	44,437
2011	—
2012	—
Thereafter	—

Foreign Currency Translation

        The functional currency of the Company's foreign subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders' equity (deficit) including the long-term portion of intercompany advances is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions that are included as a component of other income (expense) were approximately income of $0.1 million for the year ended December 31, 2007 and were not significant during the year ended December 31, 2006. Foreign currency gains (losses) included as a component of cost of goods sold were $0.1 million and $0.1 million for the years ended December 31, 2007 and 2006, respectively.

Use of Estimates

        The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period reported. Management believes the most significant estimates include the net realizable value of accounts receivable and inventory, the recoverability of long lived assets and intangible assets, product warranty accruals, the accrued contract losses on fixed price contracts, the recoverability of deferred tax assets and the fair value of equity and financial instruments. Actual results could differ from these estimates.

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

        The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not recognize any change in the liability for unrecognized tax benefits as a result of the adoption and at December 31, 2007.

        As of December 31, 2007, the Company had federal and state NOL carry forwards and federal and state R&D credit carry forwards, which may be available to offset future federal and state income tax liabilities which expire at various dates starting in 2008 and going through 2028. Utilization of the NOL and R&D credit carry forwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company's formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company's formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If the Company has experienced a change of control at any time since Company formation, utilization of its NOL or R&D credit carry forwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carry forwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. The Company does not expect to have any taxable income for the foreseeable future. The Company has a full valuation allowance against the net operating losses and credits.

        The tax years 2002 through 2006 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they are or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying financial statements. The Company would record any such interest and penalties as a component of interest expense. The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date.

Accounting for Stock-based Compensation

        The Company has several stock-based employee compensation plans. On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R ("SFAS 123R") Accounting for Stock-based Compensation, using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). At the time of adoption the Company had no un-vested outstanding options. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. Previously, the Company had followed Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements.

        On March 29, 2005, the SEC issued SAB 107 which expresses the view of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations concerning the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under shares-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. The Company has accounted for its stock option grants in compliance with SAB 107 and Staff Accounting Bulletin No. 110. Year-End Help for Expensing Employee Stock Option (SAB No. 110).

        On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position SFAS 123R-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

        The Company uses historical volatility as it believes it is more reflective of market conditions and a better indicator of volatility. The Company uses the simplified calculation of expected life described in the SAB No. 107 and SAB No. 110. If the Company determines that another method used to estimate expected volatility was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant.

        The Company recognized the full impact of its share-based payment plans in the consolidated financial statements for the year ended December 31, 2007 and 2006 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table presents share-based compensation expense included in the Company's consolidated statement of operations:

	Year Ended December 31,
	2007	2006
Cost of product revenue	$127,247	$82,979
Funded research and development and other revenue expense	120,248	138,694
Un-funded research and development and other revenue expenses	68,714	15,817
Selling, general and administrative expenses(1)(2)	795,890	748,761

Share based compensation expense before tax	$1,112,099	$986,251
Income tax benefit	—	—

Net share-based compensation expense	$1,112,099	$986,251

(1)
Includes non-cash compensation expense associated with restricted stock issued (see below).

(2)
Includes non-cash compensation expense associated with the extension of time to exercise stock options previously issued to certain former members of the board of directors on December 20, 2007 in the amount of $126,000. Board members who resigned on December 20, 2007, in appreciation for their prior service, had the time to exercise vested stock options extended from 2 years from last date of service to 5 years (unless the option expired earlier pursuant to its original term). The non-cash charge was calculated using the Black-Scholes option pricing model.

        Compensation expense associated with the granting of stock options to employees is being recognized on a straight line basis over the service period of the option. In instances where the actual compensation expense would be greater than that calculated using the straight line method, the actual compensation expense is recorded in that period.

        The weighted-average grant-date fair value of options granted during the year ended December 31, 2007 and 2006 were $1.39 and $1.82, respectively, per option. The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

Year Ended December 31,
Assumptions:
	2007	2006
Expected life	5.0 years to 6.25 years(1)	5.0 years to 6.25 years(1)
Expected volatility ranging from	81.9% - 89.9%(2)	87.46% - 96.54%(2)
Dividends	none	none
Risk-free interest rate	3.23% - 4.83%(3)	4.29% - 5.30%(3)

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

        In December 2005, the Company granted 50,000 shares of restricted common stock to a senior executive as permitted under the 2005 Incentive Compensation Plan. This grant vested 12,500 shares per quarter over four quarters. Accordingly, 12,500 of these restricted shares vested during each of the quarters ended April 1, 2006, July 1, 2006, September 30, 2006 and December 31, 2006. Compensation expense for the number of shares issued is recognized over the service period and is recorded in the consolidated statement of operations as a component of selling, general and administrative expense. For the year ended December 31, 2006, compensation expense of $69,476 was recognized related to this restricted stock award. The Company valued this restricted stock grant at $1.41 per share using the Black-Scholes option pricing model. This amount is included in the table above that presents share-based compensation expense included in the Company's consolidated statement of operations. The entire grant was vested as of December 31, 2006.

Net Loss per Basic and Diluted Common Share

        The Company reports net loss per basic and diluted common share in accordance with SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, except when the effect would be anti-dilutive. The table below details out common stock equivalents which would have been considered dilutive at December 31, 2007 had the Company not been in a loss position:

# of Underlying Common Shares
Employee stock options	1,492,745
Warrants to purchase common stock	4,640,824
Series B Convertible Preferred Stock	1,096,774
Series C Convertible Preferred Stock	24,038,461

Total	31,268,804

Concentration of Credit Risk

        Financial instruments that subject the Company to concentrations of credit risk principally consist of cash equivalents, trade accounts receivable, unbilled contract costs and deposits in bank accounts. The Company deposits its cash and invests in short-term investments primarily through a national commercial bank. Deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) are exposed to loss in the event of nonperformance by the institution. The Company has had cash deposits in excess of the FDIC insurance coverage.

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

        Significant customers are defined as those customers that account for 10% or more of total net revenue in a fiscal year or 10% or more of accounts receivable and unbilled contract costs and fees at the end of a fiscal period. For the year ended December 31, 2007, there was one customer that was deemed significant with regards to revenue. For the year ended December 31, 2007, this customer accounted for approximately 12%, or approximately $6.9 million, of revenue. At December 31, 2007, one customer had a balance greater than 10%, or approximately $2.2 million, of our outstanding gross receivable. At December 31, 2006 no single customer accounted for more than 10% of accounts receivable. In addition, for the year ended December 31, 2006 no single customer accounting for more than 10% of total net revenue.

        Management estimates that approximately 22% and 40% of the revenue during the year ended December 31, 2007 and 2006, respectively, was derived from government contracts and subcontracts with the U.S. government's prime contractors.

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

Fair Value of Financial Instruments

        The Company's financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable, debt instruments, convertible notes, Series B Preferred Stock and Series C Preferred Stock. The estimated fair values of these financial instruments approximate their carrying values at December 31, 2007 and 2006. The estimated fair values have been determined through information obtained from market sources and management estimates.

Convertible Debt Instruments and Warrant Liabilities

        The Company accounted for its senior secured convertible notes (the "Convertible Notes"), which were paid off on November 7, 2007, and continues to account for the associated warrants in accordance with SFAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 155). The Convertible Notes included features that qualify as embedded derivatives, such as (i) the holders' conversion option, (ii) the Company's option to settle the Convertible Notes at the scheduled dates in cash or shares of its common stock, and (iii) premiums and penalties the Company would be liable to pay in the event of default. As permitted under SFAS 155, the Company has irrevocably elected, as of January 1, 2007, to measure the Convertible Notes and embedded derivatives in their entirety at fair value with changes in fair value recognized as either gain or loss.

        The Company recorded interest expense under the Convertible Notes based on the greater of (i) 7% or (ii) the six-month LIBOR in effect at the time plus 350 basis points, as well as the amortization of the debt discount, which the Company computed using the effective interest method. The debt discount represented the difference between the Company's gross proceeds from the sale of the Convertible Notes in July 2006 of $12.0 million and the fair value of the convertible debt upon issuance, after separately valuing the investor warrants, the placement agent warrants and the Convertible Notes on a relative fair value basis. By amortizing the debt discount to interest expense, rather than recognizing it as a change in fair value of the convertible debt instrument and warrants, which is a separate line item in our statement of operations, the Company believes its interest expense line item more appropriately reflects the cost of the debt associated with the Convertible Notes.

        The Company determined the fair values of the Convertible Notes, investor warrants and placement agent warrants using valuation models it considers to be appropriate. The Company's stock price has the most significant influence on the fair value of its Convertible Notes and related warrants. An increase in the Company's common stock price would cause the fair values of both the Convertible Notes and warrants to increase, because the conversion and exercise prices, respectively, of such instruments are fixed at $1.65 and $1.815 per share, respectively, and result in a charge to our statement of operations. A decrease in the Company's stock price would likewise cause the fair value of the Convertible Notes and the warrants to decrease and result in a credit to our statement of operations. If the price of the Company's common stock were to decline significantly, however, the decrease in the fair value of the Convertible Notes would be limited by the instrument's debt characteristics. Under such circumstances, the Company's estimated cost of capital would become another significant variable affecting the fair value of the Convertible Notes.

Redeemable Convertible Series B Preferred Stock

        The Company accounts for its Convertible Series B Preferred Stock (the "Series B Preferred Stock"), and associated warrants in accordance with in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series B Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities. The Company determined the initial value of the Series B Preferred Stock and investor warrants using valuation models it considers to be appropriate. The Series B Preferred Stock is classified within the liability section of the Company's balance sheet. To the extent that the Series B Preferred Stock is subject to a remeasurement event under EITF Topic D-98 or is otherwise modified, the Series B Preferred Stock will be reclassified to temporary equity.

Redeemable Convertible Series C Preferred Stock

        The Company accounts for its Convertible Series C Preferred Stock (the "Series C Preferred Stock"), and associated warrants in accordance with in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series C Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities and in accordance with EITF Topic D-98, classifying the Series C Preferred Stock on the balance sheet between the captions for liabilities and shareholder's equity. The Company determined the initial value of the Series C Preferred Stock and investor warrants using valuation models it considers to be appropriate. The Company is using the effective interest method to accrete the carrying value of the Series C Preferred stock through the earliest possible redemption date (November 8, 2011), at which time the value of the Series C Preferred Stock would be $30.0 million or 120% of its face value.

Reclassifications

        Certain prior-year balances have been reclassified to conform to current-year presentations.

D.    INVENTORY

        Inventory includes material, labor and overhead and consisted of the following:

	December 31,
	2007	2006
Raw material	$5,088,428	$3,042,286
Work-in-process	10,125,641	2,554,871
Finished goods	1,976,355	2,348,717

	$17,190,424	$7,945,874

        The provision for excess and obsolete inventory, net of usage, for the years ended December 31, 2007 and 2006 was $237,492 and $248,299, respectively.

E.    PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

	December 31,
	2007	2006
Machinery and equipment	$10,555,820	$9,675,958
Furniture and fixtures	440,789	407,910
Computer software	1,534,876	1,468,078
Leasehold improvements	1,019,584	616,377

	13,551,069	12,168,323
Less: accumulated depreciation and amortization	(10,491,418)	(9,384,423)

	$3,059,651	$2,783,900

        Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2007 and 2006 was $1.1 million and $0.9 million, respectively.

        In September 2006 the Company commenced a restructuring in its Power Systems US division. As a result of this restructuring approximately $0.2 million of the net book value of machinery and equipment was written-off, see Note T "Restructuring Costs" for more information.

F.     RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of this statement may change the current practice for fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in February 2008, the FASB issued a final Staff Position to allow filers to defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB Staff Position ("FSP") does not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. The fair value option established by SFAS No. 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently assessing whether to adopt the fair value option and what the resulting impact, if any, will be on our financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

  •
  Acquisition costs will be generally expensed as incurred;

  •
  Noncontrolling interests (formerly known as "minority interests"—see SFAS 160 discussion below) will be valued at fair value at the acquisition date;

  •
  Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

  •
  In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

  •
  Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

  •
  Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

        SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. The Company has not completed their evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

G.    CONVERTIBLE DEBT INSTRUMENTS AND WARRANT LIABILITIES

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

  •
  Warrant As to purchase up to an aggregate of 3,636,368 shares of the Company's common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants; and

  •
  Warrant Bs to purchase up to an aggregate of 3,636,368 shares of the Company's common stock at a price of $1.68 per share for a period of 90 trading days beginning the later of six months from the date of such warrants and the date the Securities and Exchange Commission (the "SEC") declares effective a shelf registration statement covering the resale of the common stock underlying the securities issued in the Private Placement (the "Registration Statement"); to the extent the Warrant Bs are exercised, the Purchasers were entitled to receive additional warrants (the Warrant Cs), as described below. Because the registration statement was declared effective on September 27, 2006, these warrants were originally exercisable for the 90 trading day period beginning six months from the date of such warrants (i.e. until May 30, 2007). On December 20, 2006 the Warrant Bs were amended to extend the expiration date of the Warrant Bs issued in the Private Placement from May 30, 2007 to August 31, 2007. In addition, this amendment amended the definition of "Excluded Stock" set forth in the Purchase Agreement to enable the Company to issue up to 1.1 million shares of the Company's common stock in connection with the early termination of the lease for the Company's facility located in Worcester, Massachusetts, without such shares being subject to the Purchasers' right of participation set forth in the Purchase Agreement and certain prohibitions set forth in the Convertible Notes and related warrants (as discussed in Note T below, the Company ultimately settled the lease for 850,000 shares). The Warrant Bs were exercised in full on July 17, 2007 for $1.31 per share. See below for a discussion related to the exercise of the Warrant Bs and the issuance of Warrant Cs to the holders as a result of such exercise.

        In connection with the Private Placement, the Company also entered into a Security Agreement, dated July 19, 2006, with the Purchasers, pursuant to which the Company granted the Purchasers a security interest in all of its rights, title and interest in, to and under all of the Company's personal property and other assets, including its ownership interest in the capital stock of its subsidiaries, as security for the prompt payment in full of all amounts due and owing under the Convertible Notes. The following is a summary of the material provisions of the Purchase Agreement, the Notes, the Warrant As, the Warrant Bs, and the Warrant Cs.

  Securities Purchase Agreement

        As noted above, the Purchase Agreement provided for the issuance and sale to the Purchasers of the Convertible Notes, the Warrant As and the Warrant Bs for an aggregate purchase price of $12,000,000. Other significant provisions of the Purchase Agreement include:

  •
  the requirement that the Company pay off all amounts outstanding under our previous credit facility with Silicon Valley Bank (see Note H);

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

        On November 7, 2007, the Convertible Notes were retired using approximately $8.5 million of the proceeds from the sale of the New Notes. See Note B above.

        Under the Purchase Agreement, the Company was also obligated to (i) file the Registration Statement with the SEC within 30 days following the closing of the Private Placement (which it has satisfied with respect to the securities issued in July 2006), (ii) use its best efforts to cause the Registration Statement to be declared effective within 90 days following the closing of the Private Placement, (which it has satisfied with respect to the securities issued in July 2006, as the Registration Statement was declared effective on September 27, 2006) and (iii) use its best efforts to keep the Registration Statement effective until the earlier of (x) the fifth anniversary of the effective date of the registration statement, (y) the date all of the securities covered by the Registration Statement have been publicly sold and (z) the date all of the securities covered by the Registration Statement may be sold without restriction under SEC Rule 144.

        Additionally, with respect to the common stock underlying the Warrant Cs issued in July 2007 upon exercise of the Warrant Bs, the Company was also obligated to (i) file a registration statement covering the resale of such common stock with the SEC within 30 days following the issuance of the Warrant Cs (which it has satisfied), (ii) use its best efforts to cause such registration statement to be declared effective within 60 days following the issuance of the Warrant Cs (or 90 days in the event of a review of such registration statement by the SEC) (which it has satisfied and was declared effective on September 11, 2007) and (iii) use its best efforts to keep such registration statement effective until the earlier of (x) the fifth anniversary of the effective date of the registration statement, (y) the date all of the securities covered by the registration statement have been publicly sold and (z) the date all of the securities covered by the registration statement may be sold without restriction under SEC Rule 144.

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

  Senior Secured Convertible Notes

        The Convertible Notes originally had an aggregate principal amount of $12.0 million and were convertible into shares of the Company's common stock at a conversion price of $1.65, subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges.

        The Convertible Notes bore interest at the higher of (i) 7.0% per annum or (ii) the six-month LIBOR plus 3.5% (the "Stated Rate 6-Month LIBOR Condition"). Interest was payable quarterly, beginning on October 31, 2006, and could be paid in cash or, at the Company's option if certain equity conditions ("Equity Conditions") were satisfied, in shares of the Company's common stock. If interest was paid in shares of common stock, the price per share was at a 10% discount to the volume weighted average price for the 20 trading days preceding the payment date. The Equity Conditions included (1) the Company had sufficient authorized shares for issuance, (2) such shares were registered for resale or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act, (3) the common stock was listed or quoted (and was not suspended from trading) on an eligible exchange and such shares were approved for listing upon issuance, (4) the issuance did not violate Section 6(c) of the Convertible Note or the rules and regulations of any trading market, (5) there had been no event of bankruptcy by the Company, (6) the Company was not in default with respect to any material obligation under any documents associated with issuance of the Convertible Notes and Warrants, and (7) there had been no public announcement of a pending or proposed change of control that has not been consummated.

        Seventy-five percent (75%) of the original principal amount of the Convertible Notes was to be repaid in 18 equal monthly installments ($500,000 per month) beginning on February 28, 2007. Such principal payments could be made in cash or, at the Company's option if certain equity conditions were satisfied, in shares of common stock. If principal was paid in shares of common stock, the price per share was the lesser of (i) the conversion price or (ii) a 10% discount to the volume weighted average price for the 20 trading days preceding the payment date. At any time following the 24-month anniversary of the issuance of the Convertible Notes, the holders had the right to elect to require the Company to redeem for cash all or any portion of the outstanding principal on the Convertible Notes; provided, however, that on the 60 month anniversary of the issuance of the Convertible Notes, the Company would have been required to redeem any remaining outstanding principal and unpaid interest. Notwithstanding the foregoing, at any time following the one year anniversary of the effective date of the Registration Statement, the Company had the right, under certain circumstances, including satisfaction of the Equity Conditions with respect to the underlying shares, redeem the Convertible Notes for cash equal to 120% of the aggregate outstanding principal amount plus any accrued and unpaid interest.

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

  Warrant As

        The Warrant As originally entitled the holders thereof to purchase up to an aggregate of 3,636,368 shares of the Company's common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants. The period prior to six months from the date of the warrants is hereinafter referred to as the "non-exercise period." The exercise price and the number of shares underlying these warrants are subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges.

        If a change of control of the Company occurs, as defined, the holders may elect to require us to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A.

        For so long as any Warrant As remain outstanding, we may not issue any common stock or common stock equivalents at a price per share less than $1.65. In the event of a breach of this provision, the holders may elect to require us to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A. As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note B below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right. During the fourth quarter of fiscal 2007, the Company paid approximately $1.4 million to redeem Warrant As representing 1,242,426 shares of common stock. During the first quarter of fiscal 2008, the Company paid approximately $0.4 million to redeem Warrant As representing 303,031 shares of common stock. (See table below for assumptions used in valuing the warrants redeemed).

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

  Warrant Cs

        As discussed above, upon the exercise of the Warrant Bs, the holders were entitled to receive additional warrants (the "Warrant Cs"). The Warrant Cs originally entitled the holders thereof to purchase up to an aggregate of 1,818,187 shares of our common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants. The period prior to six months from the date of the warrants is hereinafter referred to as the "non-exercise period." The exercise price and the number of shares underlying these warrants are subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges

        If a change of control of the Company occurs, as defined, the holders may elect to require us to purchase the Warrant Cs for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant C.

        For so long as any Warrant Cs remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant Cs for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant C. As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note B above, the holders were entitled for a limited period of time (45 days after each issuance) exercise this right. During the fourth quarter of fiscal 2007, the Company paid approximately $0.7 million to redeem Warrant Cs representing 621,215 shares of common stock. During the first quarter of fiscal 2008, the Company paid approximately $0.2 million to redeem Warrant Cs representing 151,516 shares of common stock. (See table below for assumptions used in valuing the warrants redeemed).

        The table below summarizes Black-Scholes option pricing model range of assumptions that were used in valuing the warrants redeemed for both the Warrant As and Warrant Cs.

Assumptions:	Warrant As	Warrant Cs
Expected life	5.68 years to 5.69 years	6.67 years to 6.68 years
Expected volatility ranging from	83.0%—83.0%	85.0%—85.0%
Dividends	none	none
Risk-free interest rate	3.75%—3.84%	3.85%—3.93%

        If following the later of (i) the effective date of the Registration Statement and (ii) the six month anniversary of the issuance date, the volume weighted average price per share of our common stock for any 20 consecutive trading days exceeds 200% of the exercise price, then, if certain conditions are satisfied, including the Equity Conditions, the Company may require the holders of the Warrant Cs to exercise up to 50% of the unexercised portions of such warrants. If following the 24 month anniversary of the issuance date, the volume weighted average price per share of our common stock for any 20 consecutive trading days exceeds 300% of the exercise price, then, if certain equity conditions are satisfied, the Company may require the holders of the Warrant Cs to exercise all or any part of the unexercised portions of such warrants.

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

Accounting for the Convertible Debt Instrument and Warrants

        The Company determined that the Convertible Notes constituted a hybrid instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The Company has identified all of the derivatives associated with the July 19, 2006 financing, and concluded that two of the derivatives cannot be reliably measured nor reliably associated with another derivative that can be reliably measured. As such, the Company valued these derivatives as a single hybrid contract together with the Convertible Notes. The contract was remeasured at each period at the fair value with the changes in fair value recognized in the statement of operations until settlement of the Convertible Notes. As permitted under SFAS 155, the Company irrevocably elected, as of January 1, 2007, to continue to measure the Convertible Notes and embedded derivatives in their entirety at fair value with changes in fair value recognized as either gain or loss. The Company determined that this election had no impact on the accounting for the Convertible Notes.

        Upon issuance, the Warrant As, Warrant Bs and Warrant Cs, along with the Placement Agent Warrants (together the "Warrants"), did not meet the requirements for equity classification set forth in EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock, because such warrants (a) must be settled in registered shares, (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares and (c) there is a cash-out election using a Black-Scholes valuation under various circumstances. Therefore these Warrants are required to be accounted for as freestanding derivative instruments pursuant to the provisions of SFAS 133. Changes in fair value are recognized as either a gain or loss in the statement of operations under the caption "change in fair value of Notes and warrants." In addition, prior to their exercise by the holders', the Warrant Bs had been classified as a current liability on the balance sheet as they are outstanding for less than one year.

        Upon issuance of the Convertible Notes and Warrants, the Company allocated the proceeds received from the Convertible Notes and Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Convertible Notes to be $9.4 million. The Convertible Notes were immediately marked to fair value, resulting in a derivative liability in the amount of $16.3 million. As of December 31, 2006, the Convertible Notes were marked to fair value resulting in a derivative liability of $12.7 million. The Convertible Notes were paid off in full in November 2007. The net credit to Change in Fair Value of Convertible Notes and Warrants, related to the Convertible Notes, for the year ended December 31, 2007 was approximately $1.1 million. For the year ended December 31, 2006, the charge to Change in Fair Value of Convertible Notes and Warrants, related to the Convertible Notes, was $3.9 million.

        Upon issuance, the Company allocated $2.7 million of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $4.9 million and a charge to other expense of $2.2 million. As of December 31, 2006, the Warrants have been marked to fair value resulting in a derivative liability of $2.9 million. As of December 31, 2007, the remaining outstanding Warrants have been marked to fair value resulting in a derivative liability of $3.2 million. The credit to Change in Fair Value of Convertible Notes and Warrants, related to the Warrants, for the year ended December 31, 2007 was $0.6 million ($1.5 million and $(0.9) million, including warrant modification, discussed above). The transaction costs were immediately expensed as part of the fair value adjustment. For the year ended December 31, 2006, the charge to Change in Fair Value of the Convertible Notes and Warrants, related to the Warrants, was $0.1 million.

        The debt discount in the amount of $2.6 million (resulting from the allocation of proceeds) is being amortized to interest expense using the effective interest method over the expected term of the Convertible Notes. During 2007, as a result of the payment in full of the Convertible Notes, the Company amortized the remaining balance resulting in approximately $2.1 million and approximately $0.5 million for the year ended December 31, 2007 and 2006, respectively, which is a component of interest expense.

        A summary of the changes in the fair value of the Convertible Notes and the Warrants:

	Fair Value of Notes	Fair Value of Warrant Liabilities	Total
Allocation of initial proceeds	$9,351,084	$2,648,916	$12,000,000
Transaction costs	(1,064,207)	—	(1,064,207)
Initial fair value adjustment(6)	8,002,518	2,204,950	10,207,468

at July 19, 2006	$16,289,395	$4,853,866	$21,143,261
Amortization of debt discount	533,474	—	533,474
Fair value adjustment(6)	(4,082,387)	(2,126,430)	(6,208,817)
Restructuring charge fair value adjustment(6)		193,117	193,117

Balance December 31, 2006	$12,740,482	$2,920,553	$15,661,035
Amortization of debt discount	2,115,442	—	2,115,442
Fair value adjustment(6)	(1,044,185)	(1,451,903)	(2,496,088)
Redemptions:
—Cash(4)	(8,057,852)	—	(8,057,852)
Cash paid related to pre-payment premium of 20%(4)	(1,419,440)	—	(1,419,440)
—Stock(1)(2)(3)	(3,809,447)	—	(3,809,447)
Note holder conversion @ $1.65 per share	(525,000)	—	(525,000)
Modification charge of Warrant Bs(6)	—	872,728	872,728
Exercise of Warrant Bs and reclassification to equity	—	(872,728)	(872,728)
Charge related to the initial issuance of Warrant Cs(6)	—	1,775,666	1,775,666
Change in fair value of redeemed Warrant As and Cs at redemption(5)(6)	—	2,099,958	2,099,958
Warrant Redemptions:
—Cash Paid for Warrant A redemption(5)	—	(1,363,622)	(1,363,622)
—Cash paid for Warrant C redemption(5)	—	(736,336)	(736,336)

Balance at December 31, 2007	$0	$3,244,316	$3,244,316

(1)
Includes a fair value adjustment of $26,440.

(2)
Includes a fair value adjustment of $292,284.

(3)
Includes a fair value adjustment of $73,575.

(4)
The Company satisfied the Convertible Notes in full on November 7, 2007. Pursuant to the terms of the Convertible Notes, the Company was required to pay a premium of 20% of the then outstanding balance of the Convertible Notes.

(5)
As a result of the Series C Preferred Stock financing, certain holders of both Warrant As (1,242,426) and Warrant Cs (621,215) exercised their right of redemption, resulting in the Company paying to each redeeming warrant holder the Black-Scholes value of these warrants on the date of notification of redemption.

(6)
Amounts included in change in fair value of Notes and warrants on consolidated statement of operations.

        Under the provisions of the Convertible Notes, the Company could elect to make principal and interest payments in shares of its common stock if the Equity Conditions were satisfied. With the Equity Conditions satisfied the Company elected to pay the April 30, 2007 and July 31, 2007 interest payments in shares of its common stock. As a result, the Company recorded the following charges as it relates to the interest payment on the Convertible Notes (interest on the Convertible Notes was due quarterly on the last day of January, April, July and October, respectively):

Due Date	Shares	Cash Interest $ Value	Fair Value of Shares Issued	Additional Expense Recorded
April 30, 2007	226,746	$252,824	$303,941	$51,117
July 31, 2007	169,776	$214,858	$210,059	$(4,799)

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

        In estimating the fair value of the Convertible Notes and Warrants the following methods and significant input assumptions were applied:

  Methods

  •
  A binomial model was utilized to estimate the fair value of the Convertible Notes at their inception (July 19, 2006), December 31, 2006, March 31, 2007, June 30, 2007, September 29, 2007 and November 7, 2007 (their retirement date). A binomial model represents finite possible paths of the underlying instruments price over the life of the instrument and is most practical in valuations involving variable inputs or when the option/conversion feature is both exercisable and exercise prior to maturity is favorable (i.e., an American option). The binomial model considers the key features of the Convertible Notes, and is subject to the significant assumptions discussed below. First, a discrete simulation of the Company's stock price was conducted at each monthly step (node) throughout the expected life of the instrument. Second, an analysis of all future debt repayments was conducted using an appropriate discount rate, while considering the 10% discount in the event repayments are settled with shares rather than with cash, to estimate the fair value of the debt at each monthly date. The Stated Rate 6-Month LIBOR Condition was estimated by utilizing a 6-month LIBOR forward yield curve based on LIBOR rates and interest rate swaps. Third, an analysis of the higher of the fair value of debt or conversion/redemption value was conducted relative to each node. Fourth, an analysis of the higher of a holding position (i.e., fair value of a future node value discounted using an applicable discount rate) or the fair value result of the second step above was conducted relative to each node until a final fair value of the instrument is concluded at initial node, representing the valuation date. This model requires the following key inputs with respect to the Company and/or instrument:

Input	July 19, 2006	Dec. 31, 2006	March 31, 2007	June 30, 2007	Sept. 29, 2007	Nov. 7, 2007(1)
Quoted Stock Price	$1.68	$1.14	$1.30	$1.22	$1.14	1.44
Conversion Price	$1.65	$1.65	$1.65	$1.65	$1.65	$1.65
Time to Maturity (in years)	5.00	4.55	4.30	4.05	3.80	3.70
Stock Volatility	90%	90%	84%	82%	70%	70%
Risk-Free Rate	5.02%	4.71%	4.54%	4.91%	4.11%	3.71%
Dividend Rate	0%	0%	0%	0%	0%	0%

(1)
The Convertible Notes were paid off in full on November 7, 2007.

  •
  A binomial lattice model was utilized to estimate the fair value of Warrant As at their inception (July 19, 2006), December 31, 2006, March 31, 2007, June 30, 2007, September 29, 2007 and December 31, 2007, as well as the fair value of the Placement Agent Warrants at their inception and December 31, 2006 and the Warrant Cs at their issuance (July 17, 2007), September 29, 2007, November 16, 2007 (the date of the exercise of their redemption right) and December 31, 2007. A binomial lattice model was utilized to estimate the fair value of the Warrant Bs at their inception (July 19, 2006), December 31, 2006, March 31, 2007, June 30, 2007 and July 17, 2007 (their date of modification and exercise). The binomial model considers the key features of the Warrants, and is subject to the significant assumptions discussed below. First, a discrete simulation of the Company's stock price was conducted at each node and throughout the expected life of the instrument. Second, an analysis of the higher of a holding position (i.e., fair value of a future node value discounted using an applicable discount rate) or exercise position was conducted relative to each node, which considers the non-exercise period, until a final fair value of the instrument is concluded at the node representing the valuation date. This model requires the following key inputs with respect to the Company and/or instrument:

Warrant As
Input	July 19, 2006	Dec. 31, 2006	March 31, 2007	June 30, 2007	Sept. 29, 2007	Dec. 31, 2007
Quoted Stock Price	$1.68	$1.14	$1.30	$1.22	$1.14	$1.650
Conversion Price	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	7.01	6.55	6.31	6.06	5.80	5.60
Stock Volatility	93%	91%	88%	86%	85%	83%
Risk-Free Rate	5.02%	4.70%	4.57%	4.94%	4.29%	3.53%
Dividend Rate	0%	0%	0%	0%	0%	0%
Non-Exercise Period	Until 1/19/2007	Until 1/19/2007	N/A	N/A	N/A	N/A

Warrant Bs(1)
Input	July 19, 2006	Dec. 31, 2006	March 31, 2007	June 30, 2007	July 17, 2007
Quoted Stock Price	$1.68	$1.14	$1.30	$1.22	$1.55
Conversion Price	$1.68	$1.68	$1.68	$1.68	$1.68
Time to Maturity (in years)	0.75	0.67	0.42	0.17	0.17
Stock Volatility	72%	72%	68%	40%	40%
Risk-Free Rate	5.25%	5.06%	5.04%	4.56%	5.02%
Dividend Rate	0%	0%	0%	0%	0%
Non-Exercise Period	Until 1/19/2007	Until 1/19/2007	N/A	N/A	N/A

(1)
the Warrant Bs were exercised in full on July 17, 2007.

Warrant Cs(1)
Input	July 17, 2007	Sept. 29, 2007	Dec. 31, 2007
Quoted Stock Price	$1.55	$1.14	$1.650
Conversion Price	$1.815	$1.815	$1.815
Time to Maturity (in years)	7.0	6.8	6.5
Stock Volatility	90%	87%	85%
Risk-Free Rate	5.02%	4.37%	3.64%
Dividend Rate	0%	0%	0%
Non-Exercise Period	Until 1/17/08	Until 1/17/08	Until 1/17/08

(1)
Warrant Cs were issued on July 17, 2007 upon the exercise of the Warrant Bs.

Placement Agent Warrants
Input	July 19, 2006	Dec. 31, 2006
Quoted Stock Price	$1.68	$1.14
Conversion Price	$1.87	$1.87
Time to Maturity (in years)	5.00	4.55
Stock Volatility	89%	86%
Risk-Free Rate	5.02%	4.71%
Dividend Rate	0%	0%
Non-Exercise Period	Until 1/19/2007	Until 1/19/2007
  •
  A Black-Scholes option pricing model was utilized to estimate the fair value of Placement Agent Warrants at March 31, 2007, June 30, 2007, September 29, 2007 and December 31, 2007. A change in method from the binomial to Black-Scholes was warranted because the warrants' non-exercise period ended prior to the valuation date and all required inputs were fixed. This model requires the following key inputs with respect to the Company and/or instrument:

Input	March 31, 2007	June 30, 2007	Sept. 29, 2007	Dec. 31, 2007
Quoted Stock Price	$1.30	$1.22	$1.14	$1.65
Conversion Price	$1.87	$1.87	$1.87	$1.87
Time to Maturity (in years)	4.30	4.05	3.80	3.55
Stock Volatility	84%	82%	70%	70%
Risk-Free Rate	4.54%	4.91%	4.11%	3.175%
Dividend Rate	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A

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

H.    LINE OF CREDIT

        Effective January 31, 2006, the Company entered into a Third Loan Modification Agreement ("Third Loan Modification Agreement") with Silicon Valley Bank (the "Bank"), which amended the Company's then existing credit facility with the Bank. The Third Loan Modification Agreement modified the credit facility by extending the maturity date through February 28, 2006. There were no other modifications.

        Effective February 10, 2006, the Company entered into a Fourth Loan Modification Agreement (the "Fourth Loan Modification Agreement") with the Bank, which amended its then existing credit facility (as amended, the "Loan Agreement"). Under the terms of the Loan Agreement, the Bank agreed to provide the Company with a credit line of up to $7.0 million. The Loan Agreement was secured by most of the assets of the Company and advances under the Loan Agreement were limited to 80% of eligible receivables and up to $1.0 million based on the levels of eligible inventory. Interest on outstanding borrowings accrued at the Bank's prime rate of interest plus 1.5% per annum. In addition, the Loan Agreement provided the ability to borrow up to $3,000,000 on a revolver basis paying only interest provided that the Company remained in compliance with all financial covenants, as defined. In addition, the Company agreed to pay to the Bank a collateral handling fee of $750 per month and agreed to the following additional fees: (i) $25,000 commitment fee; (ii) an unused line fee in the amount of 0.5% per annum; and (iii) an early termination fee of 0.5% of the total credit line if we terminated the Loan Agreement within the first six months. The Loan Agreement contained certain financial covenants relating to tangible net worth, as defined, which we had to satisfy in order to continue to borrow from the Bank. The Loan Agreement was set to expire on January 29, 2007.

        In connection with, and as a condition precedent to, the completion of the Convertible Note financing, on July 19, 2006, the Company paid all amounts due and owing under its credit facility with the Bank (approximately $2 million) and terminated such facility. In doing so the Company incurred a termination fee of $17,500 and legal fees of $8,500. In addition, the Company charged to interest expense the remaining deferred financing costs of $14,583 upon the termination of the credit facility.

        On February 26, 2008, the Company entered into a Loan and Security Agreement (the "New Loan Agreement") with the Bank. Under the terms of the New Loan Agreement, the Bank agreed to provide the Company with a credit line up to $10.0 million. The New Loan Agreement is secured by most of the assets of the Company and advances under the New Loan Agreement are limited to 80% of eligible receivables and the lesser of 25% of the value of the Company's eligible inventory, as defined, or $1.0 million. Interest on outstanding borrowings accrues at a rate per annum equal to the Prime Rate plus the Prime Rate Margin, as defined, or the LIBOR Rate plus the LIBOR Rate Margin, as defined. The New Loan Agreement contains certain financial covenants relating to tangible net worth, as defined, which the Company must satisfy in order to borrow under agreement. In addition the Company agreed to pay to the Bank a collateral monitoring fee of $750 per month and agreed to the following additional terms: (i) $50,000 commitment fee, $25,000 to be paid at signing of the New Loan Agreement and $25,000 to be paid on the one year anniversary of the New Loan Agreement; (ii) an unused line fee in the amount of 0.5% per annum of the average unused portion of the revolving line; and (iii) an early termination fee of 0.5% of the total credit line if the Company terminates the New Loan Agreement prior to 12 months from the New Loan Agreement's effective date. The New Loan Agreement, if not sooner terminated in accordance with its terms, expires on February 25, 2010.

I.     REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK AND CONVERTIBLE SUBORDINATED DEBENTURES

Series B Convertible Preferred Stock

        On October 31, 2003, the Company completed a $7.7 million equity transaction involving the issuance of 1,535 shares of its Series B Convertible Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"), and warrants to purchase up to 1,228,000 shares of the Company's common stock, to accredited investors (the "October 2003 Financing Transaction"). In connection with the October 2003 Financing Transaction, the Company issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock is convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50. As of December 31, 2007, the conversion price for the Series B Preferred Stock was $1.55. As of December 31, 2007 and December 31, 2006, 340 and 345 shares of Series B Preferred Stock were outstanding, respectively. On October 5, 2007, 5 shares of Series B Preferred Stock were converted into 13,020 shares of common stock at $1.92 per share. In April 2006, upon the conversion of 80 shares of Series B Preferred Stock, the Company issued 180,995 shares of common stock. As of December 31, 2007 and 2006, the liquidation preference of the remaining 340 and 345 shares of Series B Preferred Stock was $1,700,000 and $1,725,000, respectively, and these were convertible into 1,000,000 and 837,379 shares of common stock, respectively.

Dividends on Series B Preferred Stock

        The shares of Series B Preferred Stock initially bore a cumulative dividend at a rate of 6% per annum; pursuant to its terms, this was increased to a rate of rate of 8% per annum on October 1, 2005. Dividends on the Series B Preferred Stock are payable semi-annually and, except in certain limited circumstances, may be paid by the Company, at its option, either through the issuance of shares of common stock or in cash. If the Company elects to pay the dividend in shares of common stock, the Company will issue a number of shares of common stock equal to the quotient of the dividend payment divided by the greater of 80% of the average closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the date the dividend is required to be paid, and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.55 (as of December 31, 2007). The Company has paid all dividends in shares of common stock, in lieu of cash dividends. The table below details out the number of shares and the amount charged to interest expense during the respective periods:

Period	Shares Issued	$ Value of Dividend
Year ended December 31, 2006	70,792	$146,444
Year ended December 31, 2007	70,045	$137,523

        As part of the October 2003 Financing Transaction, the Company also issued warrants to purchase up to 1,228,000 shares of its common stock (See Note N). These warrants are exercisable for a five-year term and had an initial exercise price of $3.32 per share, which represented 110% of the average closing price of the common stock for the five trading days preceding October 31, 2003. The exercise price has been adjusted due to anti-dilution provisions to $2.93 per share. These warrants were immediately exercisable and expire on October 31, 2008. As of December 31, 2007 and 2006, warrants to purchase an aggregate of 1,116,000 shares of common stock remain outstanding. During the year ended December 31, 2006, 112,000 of the warrants were exercised in a cashless exercise, resulting in the issuance of 6,142 shares of common stock.

        Burnham Hill Partners, LLC, a division of Pali Capital, Inc. ("BHP"), served as placement agent for this transaction. As part of its commission BHP, or its assigns, received warrants, with an exercise price of $0.01 per share, to purchase an aggregate of 150,430 shares of common stock. These warrants were immediately exercisable and expire on October 31, 2008. The Company has valued these warrants at $435,166, using the Black-Scholes option-pricing model and has treated this as a transaction cost. As of December 31, 2007 and 2006, warrants to purchase an aggregate of 5,182 shares of common stock remain outstanding.

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

Optional Conversion of Series B Preferred Stock

        The Series B Preferred Stock is convertible into common stock at any time at the option of the holder. Each outstanding share of Series B Preferred Stock is convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.55 (as of December 31, 2007). The Series B Preferred Stock has anti-dilution protections which adjust the conversion price, in the event of the issuance of shares of common stock at a price less than the conversion price then in effect. If the Company issues equity securities for a per share price less than the conversion price of the Series B Preferred Stock, which was initially $2.50, the conversion price will be adjusted downwards using a weighted average calculation.

Mandatory Conversion of Series B Preferred Stock

        If certain conditions described below are met, each share of Series B Preferred Stock will be automatically converted into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.55 (as of December 31, 2007). Mandatory conversion may only occur if the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market exceeds $5.00 (as adjusted for stock splits, stock dividends, combinations and similar transactions) for 20 consecutive trading days and either the registration statement governing the underlying shares of common stock is effective or the shares of common stock issuable upon conversion of the Series B Preferred Stock can be sold without restriction pursuant to

Rule 144 of the Securities Act of 1933. The mandatory conversion date will be extended for so long as the following events have occurred and are continuing:

  •
  the effectiveness of the registration statement covering the resale of the shares of common stock issuable upon the conversion of the Series B Preferred Stock lapses for 20 consecutive trading days (other than as a result of factors solely in control of the holders of the Series B Preferred Stock) and the shares of common stock into which the shares of Series B Preferred Stock are convertible cannot be sold without restriction pursuant to Rule 144;

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

Failure to Convert

        If for any reason upon an optional or mandatory conversion the Company cannot issue shares of common stock which have been registered for resale pursuant to an effective registration statement, then the Company will be obligated to issue as many shares of common stock as its is able to issue. If the Company does not have enough shares of common stock to cover the conversion of all outstanding shares of Series B Preferred Stock, then with respect to the unconverted shares of Series B Preferred Stock (other than unconverted Series B Preferred Stock resulting from the restrictions described above under "Conversion Restrictions"), the holder will have the right to (i) void its conversion notice, (ii) require the Company to redeem the unconverted shares of Series B Preferred Stock at a price per share equal to $6,250 plus liquidated damages and any accrued but unpaid dividends or (iii) require the Company to issue shares of common stock that have not been registered pursuant to the Securities Act. If the holder elects redemption, the Company may pay the redemption price either in cash or in shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the

15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.55 (as of December 31, 2007).

Redemption of Series B Preferred Stock

        The holders of Series B Preferred Stock are entitled to redeem their shares of Series B Preferred Stock immediately prior to the consolidation, merger or business combination of the Company with another entity (other than pursuant to a migratory merger effected solely for the purpose of changing the jurisdiction of incorporation of the Company or a consolidation, merger or other business combination in which holders of the Company's voting power immediately prior to the transaction continue after the transaction to hold, directly or indirectly, the voting power of the surviving entity or entities necessary to elect a majority of the members of the board of directors (or their equivalent if other than a corporation) of such entity or entities), the sale or transfer of more than 50% of the Company's assets (other than inventory in the ordinary course of business) or the closing of a purchase, tender or exchange offer made to the holders of more than 50% of the outstanding common stock. In such an event, the redemption price per share will equal $6,250 plus any accrued but unpaid dividends and liquidated damages. The Company may pay the redemption price in either cash or shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.55 (as of December 31, 2007).

        In addition, the holders of Series B Preferred Stock are entitled to redeem their shares of Series B Preferred Stock if the following events occur:

  •
  the effectiveness of the registration statement lapses for 20 consecutive trading days (other than as a result of factors solely in control of the holders of the Series B Preferred Stock) and the shares of common stock into which the Series B Preferred Stock are convertible cannot be sold without restriction pursuant to Rule 144;

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

        With respect to the events set forth in the first three bullet points above, the redemption price per share will equal $6,000 plus liquidated damages and any accrued but unpaid dividends. With respect to the event described in the fourth bullet point above, the redemption price per share will be the greater of (i) $6,000 plus liquidated damages and any accrued but unpaid dividends and (ii) the product of the number of shares of common stock issuable upon the relevant shares of Series B Preferred Stock multiplied by the highest closing price for the common stock during the period beginning on the date of first occurrence of the event and ending one day prior to the date of payment of the redemption price. If the effectiveness of the registration statement lapses, listing is suspended or the holders receive a notice that the Company will not or cannot comply with a conversion notice, the Company may choose to pay the redemption price in shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.55 (as of December 31, 2007).

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

Accounting for the Series B Preferred Stock and Adjustments to the Conversion Price.

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

        As a result of the July 19, 2006 Private Placement (as described in Note G) and the issuance of 369,159 shares of common stock in lieu of cash for the interest payments due on the Convertible Notes in accordance with the anti-dilution provisions of the Company's Series B Convertible Preferred Stock, the Company was required to adjust the conversion price of the remaining shares of Series B Preferred Stock outstanding at that time. These shares of Series B Preferred Stock have a liquidation preference of $5,000 per share and are convertible into a number of shares of Common Stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock. The Company recorded the following non-cash charges as interest expense in its Statement of Operations during the year ended December 31, 2006 and adjusted the conversion price on the Series B Preferred Stock as follows:

Date	Security	Conversion/ Exercise Price	Adjusted Conversion/ Exercise Price(1)	Interest Expense
July 19, 2006	Redeemable convertible Series B Preferred Stock	$2.21	$2.07	$116,667
October 31, 2006	Redeemable convertible Series B Preferred Stock	$2.07	$2.06	$8,374

				$125,014

(1)
After the adjustments made to the conversion price in during the year ended December 31, 2006, the 345 outstanding shares of Series B Preferred Stock were convertible into 837,379 shares of common stock.

        As a result of the issuance of shares of common stock in lieu of cash for the principal and interest payments due on the Convertible Notes (see Note G. Convertible Debt Instruments and Warrant Liabilities), the issuance of common stock to the landlord (see Note T. Restructuring Costs), conversion of a portion of the Convertible Notes by the Note holders, the exercise of the Warrant Bs, the issuance of 749,999 shares of common stock to the Note holders as an inducement, as described in Note B, and the closing of the private placement of Series C Preferred Stock and warrants in November 2007, the Company recorded the following non-cash charges as interest expense in its Statement of Operations during the year ended December 31, 2007 and adjusted the conversion price on the Series B Preferred Stock as follows:

Date	Type of Payment	Conversion/ Exercise Price	Adjusted Conversion/ Exercise Price(1)	Interest Expense
1/3/2007	Lease settlement issuing 850,000 shares	$2.06	$2.04	$16,912
2/28/07	Principal payment issuing 445,899 shares	$2.04	$2.03	$8,498
4/30/07	Interest payment issuing 226,746 shares	$2.03	$2.03	—
5/1/07	Principal payment issuing 444,361 shares	$2.03	$2.02	$8,112
6/1/07	Principal payment issuing 452,343 shares	$2.02	$2.01	$8,208
7/1/07	Principal payment issuing 480,753 shares	$2.01	$2.00	$9,296
7/10/07	Conversion of Convertible Notes and accrued interest at $1.65 per shares, issuing 323,573 shares	$2.00	$2.00	$2,232
7/17/07	Warrant Exercise issuing 3,636,368 shares	$2.00	$1.94	$46,774
7/31/07	Interest payment issuing 174,662 shares	$1.94	$1.94	$2,281
8/01/07	Principal payment issuing 379,716 shares	$1.94	$1.94	$4,870
9/01/07	Principal payment issuing 381,220 shares	$1.94	$1.93	$8,938
9/28/2007	Principal Payment issuing 492,559 shares	$1.93	$1.92	$8,984
10/16/2007	Inducement to Convertible Note holders issuing 749,999 shares	$1.92	$1.91	$9,535
11/7/2007	Issuance of 10,000 shares of Series C Preferred Stock and related warrants (see Series C Convertible Preferred Stock below)	$1.91	$1.70	$207,884
12/20/2007	Issuance of 15,000 shares of Series C Preferred Stock and related warrants (see Series C Convertible Preferred Stock below)	$1.70	$1.55	$186,955

	Non-cash interest expense for the year ended December 31, 2007			$529,479

(1)
After the adjustments made to the conversion price in during the year ended December 31, 2007, the 340 outstanding shares of Series B Preferred Stock are convertible into 1,096,774 shares of common stock.

Series C Convertible Preferred Stock

        On November 8, 2007, the Company entered into a Stock and Warrant Purchase agreement with Rockport Capital Partners II, L.P. and NGP Energy Technology Partners, L.P. (the "Investors"). Under this purchase agreement, the Investors agreed to purchase in a private placement up to 25,000 shares of the Company's newly created Series C convertible preferred stock (the "Series C Preferred Stock") and warrants to purchase up to 19,711,539 shares of common stock, for an aggregate gross purchase price of $25.0 million. Each share of Series C Preferred Stock initially converts into common stock at a price equal to $1.04 per share, subject to adjustment.

        This private placement occurred in two closings. The first closing occurred on November 8, 2007. At the first closing, the Company issued 10,000 shares of Series C Preferred Stock at $1,000 per share for an aggregate gross purchase price of $10.0 million. These shares are currently convertible into 9,615,384 shares of common stock. The Company also issued warrants to purchase an aggregate of 15,262,072 shares of common stock. These warrants are exercisable for a seven-year term and had an initial exercise price of $1.44 per share and may not be exercised until May 8, 2008. As a result of stockholder approval of the second closing and related matters on December 20, 2007, as described below, the exercise price of these warrants was reduced to $1.25 per share. The Company considered this a cancellation and reissuance of new warrants and accounted for the change in the fair value of the warrants in the allocation of net proceeds associated with the second closing and treated it as a deemed dividend to the Series C Preferred Stock holders. (See Accounting for the Series C Preferred Stock below).

        At the second closing, which occurred on December 20, 2007, following stockholder approval, the Company issued 15,000 shares of Series C Preferred Stock for an aggregate gross purchase price of $15.0 million, of which $10.0 million was paid through the cancellation of the New Notes previously issued to the Investors on November 7, 2007. These shares are currently convertible into 14,423,076 shares of common stock. At this closing, the Company also issued warrants to purchase an aggregate of 4,449,467 shares of common stock at an exercise price of $1.25 per share. These warrants are exercisable for a seven-year term and are exercisable immediately.

        In the purchase agreement, the Company also agreed to issue the Investors additional warrants in the event that the holders of certain existing warrants (none of whom are affiliated with the Investors) exercise those warrants in the future. Upon such exercises, the Company will issue to the Investors additional warrants to purchase common stock equal to one-half of the number of shares of common stock issued upon exercise of these existing warrants. The exercise price of these warrants will be $1.25 per share. As of March 1, 2008, if all of these existing warrants are exercised, the Company would need to issue warrants to purchase an additional 3,455,258 shares of common stock to the Investors.

Dividends on Series C Preferred Stock

        The shares of Series C Preferred Stock accrue a cumulative dividend at a rate of 5% per annum of the Stated Liquidation Preference Amount, as defined below. Dividends on the Series C Preferred Stock shall be cumulative, shall accrue, whether or not declared, and be payable quarterly in cash or, at the Company's option, added to the Stated Liquidation Preference Amount. So long as any shares of Series C Preferred Stock are outstanding, the Company shall not declare, pay or set apart for payment any dividend or make any distribution on any Series B Preferred Stock (other than dividends or distributions paid on the Series B Preferred Stock in Common Stock in accordance with the terms of the Series B Preferred Stock) or junior stock (other than dividends or distributions on common stock payable solely in shares of common stock), unless at the time of such dividend or distribution the Company shall have paid all accrued and unpaid dividends on the outstanding shares of Series C Preferred Stock. In addition, so long as any shares of Series C Preferred Stock are outstanding, the Company shall not declare, pay or set apart for payment any dividend or make any distribution on any common stock (other than dividends or distributions on common stock payable solely in shares of common stock), unless at the time of such dividend or distribution the Company simultaneously pays a dividend or distribution on each outstanding share of Series C Preferred Stock in an amount equal to the product of (i) the dividend or distribution payable on each share of common stock and (ii) the number of shares of common stock issuable upon conversion of a share of Series C Preferred Stock, calculated on the record date for determination of holders entitled to receive such dividend or distribution.

Voting Rights

        The holders of Series C Preferred Stock shall be entitled to notice of all meetings of stockholders in accordance with the Company's bylaws. On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series C Preferred Stock shall be entitled to cast the number of votes equal to quotient determined by dividing (i) the Series C Original Issue Price ($1,000 per share) of the shares of Series C Preferred Stock held by such holder as of the record date for determining stockholders entitled to vote on such matter by (ii) $1.44 (as adjusted for any stock dividends, combinations, splits and the like with respect to shares of common stock). Except as provided by law or as described below, holders of Series C Preferred Stock shall vote together with the holders of common stock as a single class.

        The Company is not permitted, without the affirmative vote or written consent of the holders of at least 67% of the outstanding Series C Preferred Stock (50% of the outstanding Series C Preferred Stock with respect to items (4), (5) and (8) below), directly or indirectly, to take any of the following actions or agree to take any of the following actions:

        (1)   authorize, create or issue any shares of preferred stock or other equity securities ranking senior to or on a parity with the Series C Preferred Stock;

        (2)   increase or decrease the total number of authorized shares of Series C Preferred Stock;

        (3)   amend or modify the Company's certificate of incorporation (including the Certificate of Designation governing the Series C Preferred Stock) or bylaws that would adversely affect the rights, preferences, powers and privileges of the Series C Preferred Stock;

        (4)   repurchase or redeem any shares of Series B Preferred Stock (except pursuant to the existing terms of the Series B Preferred Stock) or any equity securities ranking junior to the Series C Preferred Stock, subject to certain exceptions;

        (5)   effect any distribution or declare, pay or set aside any dividend with respect to any equity securities ranking junior to the Series C Preferred Stock;

        (6)   incur any form of indebtedness for borrowed money in excess of $5,000,000 in the aggregate (other than indebtedness existing at November 8, 2007);

        (7)   effect a liquidation, consummate a reorganization event or dispose, transfer or license any material assets, technology or intellectual property, other than non-exclusive licenses in connection with sales of the Company's products in the ordinary course of business;

        (8)   consummate any transaction that results in the transfer or issuance of securities, or options, warrants or other rights to receive securities of a subsidiary or any other transaction following which a subsidiary no longer remains wholly-owned by the Company or pursuant to which any third party has a right to purchase securities of a subsidiary;

        (9)   change the size of the Company's board of directors;

        (10) encumber or grant a security interest in all or substantially all or a material part of the Company's assets except to secure indebtedness permitted above that is approved by the Company's board of directors;

        (11) acquire a material amount of assets of another entity, through a merger, purchase of assets or purchase of capital stock or otherwise; or

        (12) enter into any agreement to do or cause to be done any of the foregoing.

Liquidation Preference

        In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary (a "Liquidation"), the holders of shares of the Series C Preferred Stock then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of junior stock by reason of their ownership thereof, an amount per share equal to the greater of:

        (i)    the Series C Original Issue Price ($1,000 per share) plus any dividends accrued but unpaid thereon (the "Stated Liquidation Preference Amount"); or

        (ii)   such amount per share as would have been payable had all shares of Series C Preferred Stock been converted into common stock immediately prior to such Liquidation (the amount payable to the holders of Series C Preferred Stock pursuant to clause (i) or (ii) of this sentence is hereinafter referred to as the "Series C Liquidation Amount").

        If upon any such Liquidation, the assets of the Company available for distribution to its stockholders shall be insufficient to pay the holders of shares of Series C Preferred Stock the full amount to which they shall be entitled and the holders of shares of parity stock the full amount to which they shall be entitled pursuant to the terms of such Parity Stock, the holders of shares of Series C Preferred Stock and the holders of shares of parity stock shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full. The liquidation payment with respect to each outstanding fractional share of Series C Preferred Stock shall be equal to a ratably proportionate amount of the liquidation payment with respect to each outstanding share of Series C Preferred Stock. All payments shall be in cash, property (valued at its fair market value as determined by an independent appraiser reasonably acceptable to the holders of a majority of the shares of Series C Preferred Stock then outstanding) or a combination thereof; provided, however, that no cash shall be paid to holders of junior stock unless each holder of the outstanding shares of Series C Preferred Stock has been paid in cash the full amount to which such holder shall be entitled. After payment of the full Series C Liquidation Amount, such holders of shares of Series C Preferred Stock will not be entitled to any further participation as such in any distribution of the assets of the Company.

Conversion

        The holder of Series C Preferred Stock shall have the following conversion rights:

  Holder's Right to Convert.

        At any time the holder of any such shares of Series C Preferred Stock may, at such holder's option, elect to convert all or any portion of the shares of Series C Preferred Stock held by such person into a number of fully paid and nonassessable shares of common stock equal to the quotient of (i) the Stated Liquidation Preference Amount of the shares of Series C Preferred Stock being converted divided by (ii) the Conversion Price then in effect as of the date of the delivery by such holder of its notice of election to convert. The initial conversion price of the Series C Preferred Stock is $1.04 per share. The Series C Preferred Stock will receive weighted average anti-dilution protection in the event of a dilutive issuance in accordance with a formula set forth in the Certificate of Designation, subject to certain exceptions.

  Company's Right to Convert.

        At any time on or after November 8, 2009, if the average closing price of the Company's common stock for any immediately preceding 180-day period exceeds $7.00 (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock), the Company will have the right, but not the obligation, to convert each outstanding share of Series C Preferred Stock into a number of fully paid and nonassessable shares of common stock equal to the quotient of (i) the Stated Liquidation Preference Amount divided by (ii) the Conversion Price in effect as of the Company Conversion Date.

Redemption

        At any time and from time to time on or after November 8, 2011 (the "Redemption Date"), the holders of at least 66.7% of the then outstanding shares of Series C Preferred Stock may elect to have all or any portion of the outstanding shares of Series C Preferred Stock redeemed. The Company shall effect the redemption on a redemption date by paying cash or, at the Company's election, shares of common stock (valued in the manner described below).

        If such redemption shall be for cash, the Company shall effect the redemption, out of funds legally available therefor, by paying in cash in exchange for each share of Series C Preferred Stock to be redeemed a sum equal to the product of (i) 1.2 multiplied by (ii) the Stated Liquidation Preference Amount.

        If such redemption shall be for shares of common stock, the Company shall effect the redemption by issuing, in exchange for each share of Series C Preferred Stock to be redeemed, that number of shares of common stock equal to (A) the product of (i) 1.4 multiplied by (ii) the Stated Liquidation Preference Amount divided by (B) the fair market value of the common stock, based on a 10 day volume weighted average, as of the redemption date.

Accounting for the Series C Preferred Stock

        The Company accounted for the transaction in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series C Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities as follows:

Security	Face Value	Fair Value	Allocation of Proceeds, Net of Transaction Costs	Beneficial Conversion Feature	Initial Carrying Value
Redeemable convertible Series C Preferred Stock	$25,000,000	$18,193,950	$12,991,097	$11,762,887	$1,228,210
Warrants	—	$18,352,179	$10,092,623	—	—

        The re-pricing of the exercise price of the Tranche I warrants from $1.44 to $1.25, as described above, was treated as a cancellation of the original warrants issued on November 8, 2007 and a re-issuance of new warrants on December 20, 2007. The difference in fair value of the warrant was included in the allocation of net proceeds associated with the second closing of the Series C Preferred Stock on December 20, 2007. The Company treated this as a deemed dividend on the Series C Preferred Stock. The Company recorded a discount, including the re-pricing and beneficial conversion feature of $11,762,887 and recorded a deemed dividend of $11,947,881 to the holders of the Series C Preferred Stock, which included the initial allocation of the discount of $11,762,887 and $184,994 related to the accretion of the Series C Preferred Stock to its redemption value through the date that holders of the Series C Preferred Stock may first exercise their redemption right. The Company is using the effective interest method to accrete the carrying value of the Series C Preferred stock through the earliest possible redemption date (November 8, 2011), at which time the value of the Series C Preferred Stock would be $30.0 million or 120% of its face value. The components of the carrying value of the Series C Preferred Stock from inception on November 8, 2007, the second closing on December 20, 2007 and at December 31, 2007 is as follows:

	First Closing	Second Closing	Total
Initial carrying value	$1,228,210	—	$1,228,210
Deemed dividend	$2,425,069	9,337,818	$11,762,887
Accretion of original issue discount to redemption value	$145,072	$39,921	$184,994

Total	$3,798,351	$9,377,739	$13,176,091
Dividend through December 31, 2007(1)			$100,000

Balance at December 31, 2007			$13,276,091

(1)
The Company recorded $0.1 million during the year ended December 31, 2007 as a dividend on the Series C Preferred Stock. Dividends on the Series C Preferred Stock accrue at a rate of 5% and are payable quarterly. The Company elected to add the dividend to the liquidation preference of the Series C Preferred Stock and it was recorded as a dividend to the Series C Preferred Stockholders.

        In valuing the warrants associated with the Series C Preferred Stock the Company used the Black-Scholes option pricing model with the following range of assumptions:

	November 8, 2007	December 31, 2007
Assumptions:
Expected life	4.0 years	5.2 years
Expected volatility	70%	70%
Dividends	none	none
Risk-free interest rate	3.64%	3.48%

        The Company has designated the warrants as equity instruments in accordance with EITF 00-19.

J.     LONG-TERM DEBT

        Long-term debt consists of the following:

	December 31,
	2007		2006
Long Term Debt		$—	$12,740,482
Capital lease obligations		$—	$123,219
Less: Current portion	$	(—)	(5,623,219)

		$—	$7,240,482

        At December 31, 2007 the Company did not have any capital leases or other long-term debt outstanding.

K.    COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company leases its facilities under various operating leases that expire through October 2011.

        Future minimum annual rentals under lease agreements at December 31, 2007 are as follows:

Fiscal Year
2008	$1,442,770
2009	$1.058,346
2010	$523,797
2011	$159,408
2012	$—
Thereafter	$—

Total	$3,184,321

        Total rental expense including operating expenses and real estate taxes for operating leases amounted to $1,621,555 and $1,682,232, for the years ended December 31, 2007 and 2006, respectively.

        Certain of the facility leases contain escalation clauses, and rental expense has been recognized on a straight-line basis over the remaining lease term. At December 31, 2007 deferred rent expense amounted to approximately $0.2 million, respectively.

Letters of Credit

        The Company utilizes a standby letter of credit to satisfy a security deposit requirement and in some instances to satisfy warranty commitments. Outstanding standby letters of credit as of December 31, 2007 and 2006 were $34,000, respectively. The Company is required to pledge cash as collateral on these outstanding letters of credit. As December 31, 2007 and 2006, the cash pledged as collateral for these letters of credit was $34,000, respectively, and is included in restricted cash and cash equivalents on the balance sheet.

Purchase Commitments

        In the ordinary course of business the Company enters into agreements with vendors for the purchase of goods and services through the issuance of purchase orders. In general the majority of these purchases do not represent commitments of the Company until the goods or services are received. In the third quarter of fiscal 2003 the company provided for approximately $900,000 related to outstanding purchase commitments that were related to its Shaker and UPS product lines (see Note D—Inventory). At December 31, 2007 and 2006 the balance outstanding on these purchase commitments was $0 and $0.2 million. These amounts are included in other accrued expenses in the Company's consolidated balance sheet.

Employment Agreements

        The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. As of December 31, 2007 and 2006, the Company's potential obligation to these employees was approximately $500,000, and $300,000, respectively. During the year ended December 31, 2006, the Company severed the employment of an employee that had an employment agreement that provided for severance. The Company recorded a charge to operations of approximately $250,000 related to this severance agreement as selling, general and administrative expense in its results of operations for the year ended December 31, 2006. At December 31, 2006, approximately $0.2 million was accrued; all amounts were paid out prior to December 31, 2007.

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

L.    EMPLOYEE BENEFIT PLAN

        The Company offers a 401(k) Employee Benefit Plan (the "Plan"). Under the Plan, any regular employee of the Company or its wholly owned US subsidiaries, as defined by the Plan, who has attained the age of 21 years is eligible to participate. The Plan allows an employee to defer up to 100% of his or her compensation, as limited under IRC Section 402(g), through contributions to the Plan. The Company matches 100% in the Company's common stock up to the first 6% of an employee's pay that he or she contributes to the Plan. Participants are vested immediately in the matches of the Company common stock. The match contribution will be determined and accrued in dollars and converted to shares of the Company's common stock using the share price of the last business day of each calendar quarter. The stock will be issued as soon as practical in the following period. The table below details out the Company's matching contributions made under the Plan, the number of shares of the Company's common stock issued under the Plan and the value of the common stock issued by the Company as matching contributions to the Plan for the years ended December 31, 2007 and 2006, as follows:

	Matching Contribution $'s	Shares of Common Stock Issued	Value of Common Stock Issued $'s
Year ended December 31, 2006	$602,303	391,431	$604,740
Year ended December 31, 2007	$559,144	474,379	$567,161

        The value of the common stock issued as matching contributions is based on the closing price of the Company's common stock on the Nasdaq Market for the last day of the calendar quarter in which the contributions were earned. Shares of common stock are transferred the first practical day following the end of the quarter in which the shares were earned.

M.   INCOME TAXES

        The provision for income taxes consists of the following:

	Year Ended December 31,
	2007	2006
Loss before income taxes:
Federal	$(11,572,861)	$(17,229,899)
Foreign	(6,192,916)	(2,548,112)

	$(17,765,777)	$(19,778,011)
Current payable:
Federal	$—	$—
State	—	3,000
Foreign	—	—

	$—	$3,000
Deferred income tax benefit/(provision)
Federal	$(471,823)	$5,424,853
Foreign	5,536,261	—
State	(511,877)	923,202

	$4,552,561	$6,348,055

Adjustment of beginning of period valuation allowance for deferred tax assets	$(4,552,561)	$(6,348,055)

Income tax expense, net, reported in the accompanying statement of operations	$—	$3,000

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2006 and 2007, the components of the net deferred tax assets/ (liabilities) are as follows:

	Year Ended December 31,
	2007	2006
Federal net operating loss carryforwards	$36,632,951	$36,740,414
Foreign net operating loss carryforwards	5,536,261	—
Tax credits	1,227,281	1,237,518
Depreciation and amortization	1,349,238	1,437,445
Other	3,327,126	3,661,275
State net operating loss carryforwards, net of federal benefit	3,849,367	4,293,010

Total	$51,922,224	$47,369,662
Valuation allowance	(51,922,224)	(47,369,662)

Net deferred income taxes	$—	$—

        As of December 31, 2007, the Company had U.S. federal and state net operating loss carry forwards of approximately $108.0 million and $57.0 million, respectively, which may be available to offset future federal and state income tax liabilities. The federal net operating loss carryforwards expire beginning in 2008 through 2028 and the state net operating loss carryforwards expire beginning in 2008 through 2017. The Company has foreign net operating loss carryforwards of approximately $16.0 million, which expire beginning in 2008 through 2015. The Company has federal and state tax credits of approximately $880,000 and $347,000, respectively. The federal research and development credits begin to expire in 2022, and the state credits begin to expire in 2016.

        As required by SFAS No. 109, Accounting for Income Taxes, management has evaluated the positive and negative evidence bearing upon the realizability of the Company's deferred tax assets. Management has determined that it is more likely than not that the Company will not realize the benefits of federal deferred tax assets, and as a result, a full valuation allowance has been established.

        Of the changes in the valuation allowance described above for the period ended December 31, 2007, an immaterial amount relates to tax return deductions attributable to the exercise of non-qualifying stock options or disqualifying dispositions of incentive stock options, and are not benefited through income.

        Under the Internal Revenue Code, certain substantial changes in the Company's ownership may result in an annual limitation on the amount of net operating loss and tax credit carryforwards, which may be utilized in future periods.

        The provision for income taxes differs from the federal statutory rate due to the following:

	Year Ended December 31,
	2007	2006
Federal and foreign tax at statutory rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(6.7)%	(6.7)%
Permanent items	13.7%	—
Other	1.1%	2.0%
Change in valuation allowance	25.9%	38.7%

Effective tax rate	—%	—%

N.    STOCKHOLDERS' EQUITY

        As of December 31, 2007, the Company has reserved 32,319,636 shares of common stock for issuance upon exercise of stock options and warrants, 12,287,327 shares for future issuances under its stock plans and 1,012,100 shares for future issuances as matching contributions under its 401(k) plan. The Company has also reserved 1,096,774 shares of common stock for issuance upon conversion of the outstanding Series B Preferred Stock, which can be converted at any time and 24,038,462 shares of common stock for the issuance upon conversion of the outstanding Series C Preferred Stock, which can be converted at any time. As of December 31, 2007, holders of warrants to purchase an aggregate of 11,849,190 shares of the Company's common stock may exercise. As of December 31, 2007 there are 27,111,262 warrants to purchase common stock outstanding and 5,208,374 options to purchase common stock outstanding.

Stock Option Plans

        Under the Company's 1998, 1999, 2000, 2002 and 2005 Stock Option Plans (collectively, the "Plans"), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase up to 17,250,000 shares of the Company's common stock. At

December 31, 2007, 5,208,374 of the 17,250,000 stock options available for grant under the Plans have been granted.

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

        The following table summarizes activity of the Company's stock plans since December 31, 2005:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,778,095	$3.89	7.00
Grants	1,000,500	$2.48
Exercises	(229,850)	$1.37
Cancellations	(92,000)	$2.82

Outstanding at December 31, 2006	4,456,745	$3.73	6.71
Grants	1,228,500	$1.41
Exercises	(27,205)	$0.90
Cancellations	(449,666)	$3.08

Outstanding at December 31, 2007	5,208,374	$3.25	6.65	$701,797

Exercisable at December 31, 2007	4,171,624	$3.61	6.01	$535,148

        Information related to stock options outstanding as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price
$0.41 to $1.37	780,745	7.53	$1.09	708,120	$1.07
$1.38 to $1.49	1,173,000	9.47	$1.45	478,250	$1.43
$1.51 to $1.76	806,000	7.26	$1.68	794,375	$1.68
$1.78 to $2.10	832,467	5.19	$2.02	813,717	$2.02
$2.23 to $5.26	823,500	7.08	$3.41	584,500	$3.62
$5.69 to $17.56	785,162	2.04	$10.70	785,162	$10.70
$17.75	7,500	2.86	$17.75	7,500	$17.75

$0.41 to $17.75	5,208,374	6.65	$3.25	4,171,624	$3.61

        Options for the purchase of 3,786,745 shares were exercisable at December 31, 2006 with a weighted average exercise price of $3.95 per share.

        The following table summarizes the status of the Company's non-vested restricted share activity:

Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested At December 31, 2005	50,000	$1.41
Granted	—	$—
Vested	(50,000)	$1.41
Forfeited	—	$—

Non-vested At December 31, 2006	—	$—

Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Non-vested At December 31, 2007	—	$—

        As of December 31, 2007, there was approximately $1.0 million of total unrecognized costs related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of approximately 1.4 years, with approximately $0.5 million and $0.3 million being recognized in 2008 and 2009. Options to purchase 27,205 shares were exercised during the year ended December 31, 2007; these options had an intrinsic value of approximately $16,000 on their date of exercise. Options to purchase 229,850 shares were exercised during the year ended December 31, 2006; these options had an intrinsic value of approximately $0.2 million on their date of exercise.

        During 2000, the Company granted 216,000 non-qualified stock options to employees at an exercise price of $17.56 per share outside of the Board approved Plans. As of December 31, 2007 and 2006, there were 21,000 options outstanding, respectively, which are included in the above table.

Warrants

        On December 19, 2002, the Company issued to Silicon Valley Bank (the "Bank"), in connection with entering into a forbearance agreement with Silicon Valley Bank, a warrant exercisable for 15,763 shares of the Company's common stock, at an exercise price of $1.586 per share. The warrant expired on December 18, 2007. The Company valued this warrant at $20,100 using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19.

        HCW served as placement agent for the February 2003 Series A financing transaction and on February 18, 2003 received as part of its commission warrants to purchase an aggregate of 163,145 shares of common stock at an exercise price of $0.01 per share. These warrants were immediately exercisable and expired on February 18, 2008. In connection with the closing of the transactions contemplated by the note and warrant purchase agreement, HCW received additional warrants from the Company to purchase an aggregate of 42,920 shares of common stock at an exercise price of $0.01. These warrants are exercisable from the closing of the transactions contemplated by the note and warrant purchase agreement and expired on February 18, 2008. In addition, HCW agreed to receive warrants to purchase an aggregate of 100,148 shares of common stock at an exercise price of $0.01 per share in lieu of the cash placement fee in connection with the closing of the transactions contemplated by the Note and Warrant Purchase Agreement. These warrants were issued on February 18, 2003 and were exercisable from the closing of the transactions contemplated by the note and warrant purchase agreement and expired on February 18, 2008 unexercised. The Company had valued these warrants at $267,147, using the Black-Scholes option-pricing model and has designated the warrant as an equity instrument in accordance with EITF 00-19.

        As of December 31, 2007, the table below details the balance of the warrants issued to HCW by the Company:

Date of Issuance	Initial Warrant to Purchase Shares of Common Stock	Exercise Price $	Shares of Common Stock issued	Remaining Shares of Common Stock Underlying the Warrant	Date of Warrant Expiration
February 18, 2003	163,145	$0.01	152,948	10,197	February 18, 2008
February 18, 2003	42,920	$0.01	38,321	4,599	February 18, 2008
February 18, 2003	100,148	$0.01	80,284	19,864	February 18, 2008

        On December 12, 2003, the Company amended its loan agreement with the Bank. In connection with the amended loan, the Company issued to the Bank a warrant to purchase up to 16,164 shares of its common stock, at an exercise price of $2.32 per share. This warrant was immediately exercisable and expires on December 11, 2010. The Company has valued this warrant at $32,087, using the Black-Scholes option-pricing model and treated this as a deferred financing cost and amortized this value on a straight line basis through December 9, 2004. As of December 31, 2007, none of these warrants have been exercised.

        On December 22, 2004, the Company sold 4,848,485 shares of common stock under its universal shelf registration statement to a group of investors for proceeds of $7,470,000, net of transaction costs. As part of the December 2004 financing the Company also issued warrants to purchase up to 2,181,818 shares of common stock. These warrants have an exercise price of $2.00 per share and may only be exercised on a "cashless" basis. These warrants were immediately exercisable and expire on December 21, 2009. During the year ended December 31, 2006, 1,227,272 of these warrants were exercised on a "cashless" basis, resulting in the Company issuing 403,600 shares of common stock. As of December 31, 2007, 954,546 warrants were outstanding.

        On March 21, 2005, the Company entered into an agreement with Ardour to serve as the Company's financial advisor. As part of this agreement the Company issued to Ardour a 3-year warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $2.75 per share. The Company valued these warrants at $20,490, using the Black-Scholes option-pricing model and designated the warrant as an equity instrument in accordance with EITF 00-19. At December 31, 2007, none of these warrants have been exercised.

        On June 29, 2005, the Company's then existing credit facility with the Bank was modified pursuant to a Loan Modification Agreement (the "Modification Agreement") between the Company and the Bank. The Modification Agreement had an effective date of May 31, 2005. In connection with the Modification Agreement, the Company issued to the Bank a 10-year warrant to purchase 151,515 shares of the Company's common stock at an exercise price of $1.386 per share. The Company valued these warrants at $119,427 using the Black-Scholes option pricing and has treated this as a deferred financing cost and was amortizing this value on a straight line basis through the remaining term of the credit facility. At December 31, 2007 none of these warrants have been exercised.

        On August 15, 2005, the Company sold 4,676,151 shares of common stock to accredited investors for proceeds of approximately $5.4 million, net of transaction costs. As part of this financing the Company also issued warrants to purchase up to 1,169,038 shares of common stock. These warrants have an exercise price of $1.99 per share, were immediately exercisable and expire on August 12, 2010. In addition, the Company agreed to pay Ardour a fee of 6% of the net proceeds from the August 2005 financing, approximately $347,000, and warrants equal to 2% of the common stock issued in the August 2005 financing. The Company issued to Ardour a warrant to purchase 93,523 shares of common stock at an exercise price of $1.84. These warrants were immediately exercisable and have an expiration date of August 14, 2010. As of December 31, 2007, none of these warrants have been exercised.

        A summary of the Company's warrants currently outstanding as of December 31, 2007 by issuance date is summarized below:

Date of Warrant Issuance	Holder of Warrant	Original Warrant to Purchase Shares of Common Stock	Exercise Price $		Warrants Exercised		Remaining Shares of Common Stock underlying the warrant	Term (Years)
February 18, 2003	H.C. Wainwright(3)	163,145	$0.01		152,948		10,197	5
February 18, 2003	H.C. Wainwright(3)	42,920	$0.01		38,321		4,599	5
February 18, 2003	H.C. Wainwright(3)	100,148	$0.01		80,284		19,864	5
October 31, 2003	Series B Preferred Investors	1,228,000	$2.93		112,000		1,116,000	5
October 31, 2003	Burnham Hill Partners, LLC	150,430	$0.01		145,248		5,182	5
December 12, 2004	Silicon Valley Bank	16,164	$2.32				16,164	5
December 22, 2004	December 2004 Financing Investors	2,181,818	$2.00				954,544	5
March 21, 2005	Ardour Capital Investment, LLC	50,000	$2.75				50,000	3
May 31, 2005	Silicon Valley Bank	151,515	$1.39				151,515	10
August 12, 2005	August 2005 Financing Investors	1,169,038	$1.99				1,169,038	5
August 12, 2005	Ardour Capital Investment, LLC	93,523	$1.84				93,523	5
July 19, 2006	Warrant A, July 2006 Private Placement	3,636,368	$1.82		1,242,426	(2)	2,393,942	7
July 19, 2006	Warrant B, July 2006 Private Placement	3,636,368	$1.68		3,636,368		—	0.5
July 19, 2006	First Albany Warrants	218,183	$1.87				218,183	5
July 17, 2007	Warrant C, July 2006 Private Placement	1,818,187	$1.82		621,215	(2)	1,196,972	7
November 8, 2007	Series C Preferred Warrants	15,262,072	$1.25	(1)			15,262,072	7
December 20, 2007	Series C Preferred Warrants	4,449,467	$1.25				4,449,467	7

Total Warrants outstanding as of December 31, 2007							27,111,262

(1)
These warrants originally had an exercise price of $1.44. Upon the second closing of the Series C Preferred Stock financing, these warrants were repriced to $1.25.

(2)
Upon the closing of the Series C Preferred Stock financing, the holders of Warrant As and Warrant Cs, related to the July 19, 2006 financing transaction, were able to exercise their redemption rights as it related to these warrants. In the fourth quarter of 2007 Warrants As and Warrant Cs representing 1,242,426 and 621,215 shares of common stock, respectively, were redeemed resulting in the Company paying to the redeeming warrant holders approximately $2.1 million cash in the aggregate.

(3)
These warrants expired unexercised on February 18, 2008.

        A summary of the status of the Company's warrants as of the year ended December 31, 2007 and 2006 and the changes for these periods are presented below. The actual common stock issued on warrants exercises in 2007 and 2006 is less than the table presented below due to the redemption rights exercised by the Warrant A and Warrant C holders in 2007 (see foot notes to the warrant table above) and cashless exercises of warrants in 2006. The actual common stock issued under warrant exercises for 2007 and 2006 was 0 and 430,135, respectively and the Company received proceeds of $204 related to the 2006 exercises. The table below reflects the change in warrant price due to the anti-dilutive provisions of the warrants issued in connection with the Series B Preferred Stock financing as a result of capital transactions since their issuance.

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Outstanding at beginning of year	11,097,308	$1.91	4,966,056	$2.19
Granted	21,529,726	1.30	7,490,917	1.75
Exercised	(5,500,009)	1.25	(1,359,665)	2.05
Canceled /Expired	(15,763)	1.59	—	—

Outstanding at end of year	27,111,262	$1.56	11,097,308	$1.91

O.    PREFERRED STOCK

        The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value per share. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. See Note I for a discussion of Series B Preferred Stock issued in October 2003 and Series C Preferred Stock issued in November and December 2007.

P.     SHORT-TERM NOTES

        On October 19, 2007, the Company entered into a Note Purchase Agreement with Rockport Capital Partners II, L.P. and NGP Energy Technology Partners, L.P. (the "Investors") to lend the Company up to $10.0 million to provide funds to repurchase the Convertible Notes, among other things. Pursuant to the Note Purchase Agreement, on November 7, 2007, the Investors purchased from the Company promissory notes (the "New Notes") in an aggregate principal amount of $10.0 million. The New Notes bore interest at 17% per annum. All unpaid principal, together with accrued but unpaid interest, was to be due and payable in full on February 19, 2008, unless prepaid earlier.

        On December 20, 2007, upon the second closing of the Series C Preferred Stock financing transaction the Company paid $10.2 million to settle the outstanding amount on the New Notes along with accrued interest. Payment was made by offsetting the amounts otherwise owed by the Investors in the Series C Preferred Stock financing transaction.

Q.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-Cash Investing and Financing Activities

	Year Ended December 31.
	2007	2006
Employee stock-based compensation	$1,122,099	$986,251
Common Stock issued in lieu of interest on redeemable convertible Series B Preferred Stock	137,856	151,778
Common Stock issued in lieu of interest on Senior Secured Convertible Notes	518,165	314,860
Amortization of debt discount associated with the valuation of the July 19, 2006 Senior Secured Convertible Notes	2,115,442	533,474
Common stock issued related to 401(K) contributions	567,161	604,740
Conversion of Series B Preferred Stock for common stock	25,000	400,000
Common Stock issued to Note holders as incentive to accelerate pay off	914,999	—
Valuation adjustment to the redeemable convertible Series B Preferred Stock as a result of its anti-dilution provisions	529,479	125,041
Accretion of redeemable convertible Preferred Stock discount	184,994	—
Stock issued related to cancellation of Worcester Lease	$1,122,000	—
Conversion of Notes to Common Stock	$525,000	—
Issuance of Common Stock in lieu of principal payments on the Notes	$3,809,446	—
Non-cash restructuring charges due to issuance of Common Stock to settle future lease obligations, impairments and fair value adjustment of Investor Warrants	—	$1,532,231

Interest and Income Taxes Paid

        Cash paid for interest and income taxes was as follows:

	Year Ended December 31,
	2007	2006
Interest	$308,093	$130,019
Income taxes	—	—

R.    LOSS PER SHARE

        The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Net loss attributable to common shareholders	$(29,813,658)	$(19,778,011)

Basic and diluted:
Common shares outstanding, beginning of period	40,105,073	38,382,706
Weighted average common shares issued during the period	5,328,175	907,461

Weighted average shares outstanding—basic and diluted	45,433,248	39,290,167

Net loss attributable to common shareholder per weighted average share, basic and diluted	$(0.66)	$(0.50)

        As of the year ended December 31, 2007 and 2006, shares of common stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive. In addition, shares of common stock issuable upon the conversion of redeemable convertible Preferred Stock and Convertible Notes were excluded from the diluted weighted average common shares outstanding as their effect would also have been dilutive. The table below summarizes the option, warrants, convertible Preferred Stock and Convertible Notes that were excluded from the calculation above due to their effect being antidilutive:

	Year Ended Dec. 31,
	2007	2006
Common Stock issuable upon the exercise of:
Options	5,208,374	3,786,745
Warrants	27,111,262	11,097,308

Total Options and Warrants excluded	32,319,636	14,884,053

Common stock issuable upon the conversion of senior secured Convertible Notes, at conversion price of $1.65 per share	—	7,272,727
Common Stock issuable upon the conversion of redeemable convertible Series B Preferred Stock	1,096,774	837,839
Common Stock issuable upon the conversion of redeemable convertible Series C Preferred Stock	24,038,461	837,839

S.     SEGMENT DISCLOSURES

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

        The following is a summary of the Company's operations by operating segment:

	Year Ended December 31,
	2007	2006
Applied Technology:
Funded research and development and other revenue	$8,994,582	$4,990,022

Loss from operations, including amortization of intangibles of $314,289, $305,960 for the year ended December 31, 2007 and 2006, respectively	$(393,672)	$(1,389,022)

Power Systems, US
Product revenue	$4,962,172	$4,361,322

Income (loss) from operations	$(652,611)	$(6,105,481)

Power Systems, Canada:
Product revenue	$33,032,641	$14,163,897

Loss from operations, including gain on sale of assets held for sale of $0, $406,364, for the years ended December 31, 2007 and 2006, respectively	$(6,344,192)	$(2,530,615)

Electronics:
Product revenue	$9,581,788	$10,241,428

Income (loss) from operations	$(628,418)	$(677,217)

Corporate:
Loss from operations, including share- based compensation expense of $0.5 million and $0.5 million for the years ended December 31, 2007 and 2006, respectively	$(3,008,383)	$(3,864,624)

Consolidated:
Product revenue	$47,576,601	$28,766,647
Funded research and development and other revenue	$8,994,582	$4,990,022

Total revenue	$56,571,183	$33,756,669

Operating loss	$(11,027,276)	$(14,566,959)
Change in fair value of Convertible Notes and Warrants	$(2,252,264)	$(4,191,768)
Other (loss) income	$(976,776)	$41,086
Interest income	$280,392	$384,394
Interest expense	$(3,789,853)	$(1,444,764)

Net loss	$(17,765,777)	$(19,778,011)

        Common assets not directly attributable to a particular segment are included in the Corporate segment. These assets include cash and cash equivalents, prepaid and other corporate assets. The following is a summary of the Company's assets by operating segment:

	December 31,
	2007	2006
Applied Technology:
Segment assets	$4,498,602	$2,995,181
Power Systems, US:
Segment assets	2,697,828	4,196,821
Power Systems, Canada
Segment assets	20,897,103	8,594,046
Electronics:
Segment assets	6,070,848	5,883,674
Corporate:
Segment assets	12,444,296	8,907,565

Total assets	$46,608,677	$30,577,287

        The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Year Ended December 31,
	2007	2006
Revenue by geographic region based on location of customer:
United States	$47,000,868	$30,475,297
Rest of World	9,570,315	3,281,372

Total Revenue	$56,571,183	$33,756,669

	December 31, 2007	December 31, 2006
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:
United States	$3,258,009	$4,406,166
Rest of world	1,299,743	306,584

Total long-lived assets (including goodwill and intangible assets)	$4,557,752	$4,712,750

T.     RESTRUCTURING COSTS

        On September 19, 2006, the Board of Directors approved a plan to close the Company's Worcester, Massachusetts manufacturing facility by approximately December 31, 2006 in furtherance of the Company's continuing efforts to streamline operations and reduce its operating costs. As of December 31, 2006, approximately $1.6 million had been incurred by the Company related to the restructuring. This charge represents approximately $42,000 related to employee severance, $45,000 related to employee retention payments and $0.2 million in impairment charges related to property, plant and equipment. In addition, on December 22, 2006 the Company came to an agreement with the landlord of the Worcester facility, whereby the Company would issue 850,000 shares of common stock in exchange for allowing the Company to terminate the lease early. The stock was issued to the landlord on January 3, 2007. The Company recorded a restructuring charge in the period ended December 31, 2006 in the amount of $1.1 million related to this agreement and approximately

$0.2 million related to the revaluation of investor warrants and accounted for this as a change in fair value of the Notes and warrants at December 31, 2006. The Company incurred approximately $0.1 million of additional costs related to the restructuring in 2007.

        The following is a summary of the Company's accrued restructuring costs at December 31, 2007 and 2006:

	December 31,
	2007	2006
Severance costs and payroll-related costs	$—	$78,326
Facility costs	$—	$1,122,000

Accrued restructuring costs	$—	$1,200,326

U.    PRODUCT WARRANTIES

        In its Power Systems divisions the Company provides a warranty to its customers for most of its products sold. In general the Company's warranties are for one year after the sale of the product, and in five years for photovoltaic inverters. The Company reviews its warranty liability quarterly. Factors taken into consideration when evaluating the Company's warranty reserve are (i) historical claims for each product, (ii) the development stage of the product, (iii) volume increases, (iv) life of warranty and (v) other factors. To the extent actual experience differs from the Company's estimates the provision for product warranties will be adjusted in future periods. Such differences may be significant.

        The following is a summary of the Company's accrued warranty activity for the following periods:

	Year Ended December 31,
	2007	2006
Balance at beginning of year	$679,747	$556,314
Provision(1)	1,984,819	748,595
Usage	(633,288)	(625,162)

Balance at end of year	$2,031,278	$679,747

(1)
The warranty provision increased over that of 2006 due to the increase in photovoltaic inverter sales, which carry a five year warranty and currently is provided for at 5% of product revenue.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
SUPPLEMENTAL SCHEDULE

To the Board of Directors and
Stockholders of SatCon Technology Corporation:

        We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of SatCon Technology Corporation and its subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and cash flows for the years ended December 31, 2007 and December 31, 2006, included in this Form 10-K, and have issued our report thereon dated March 25, 2008. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the financial statement schedule index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. The schedule for the years ended December 31, 2007 and 2006 has been subjected to auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material aspects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Vitale Caturano & Company, Ltd.

VITALE, CATURANO & COMPANY, LTD.

March 25, 2008
Boston, Massachusetts

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions charged to costs and expenses	Settlement Amounts	Balance at end of period
Year Ended December 31, 2006:
Allowance for uncollectible accounts	$800,654	$271,195	$(265,604)	$792,245
Reserve for product warranty expense	$556,314	$748,595	$(625,161)	$679,747
Accrued restructuring costs	$—	$1,612,045	$(411,719)	$1,200,326
Year Ended December 31, 2007:
Allowance for uncollectible accounts	$792,245	$70,295	$(651,277)	$211,263
Reserve for product warranty expense	$679,747	$1,984,819	$(633,289)	$2,031,277
Accrued restructuring costs	$1,200,326	$81,644	$(1,281,970)	$—

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A (T).    CONTROLS AND PROCEDURES

  (a) Evaluation of Disclosure Controls and Procedures.

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance, of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, the Chief Executive Officer and Vice President of Finance concluded that our disclosure controls and procedures are effective as of December 31, 2007 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

  (b) Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our company's internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Vice President of Finance to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

        There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of our company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management's assessment and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007.

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Security and Exchange Commission that permit us to provide only management's report in this annual report.

  (c) Changes in Internal Control Over Financial Reporting.

        There was no change in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION.

        Not applicable

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required under this item is incorporated herein by reference to the information regarding directors, executive officers and corporate governance included in our proxy statement for our 2008 Annual Meeting of Stockholders.

Item 11.    EXECUTIVE COMPENSATION

        The information required under this item is incorporated herein by reference to information regarding executive compensation included in our 2008 proxy statement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required under this item is incorporated herein by reference to the information regarding security ownership of certain beneficial owner and management and related stockholder matters included in our 2008 proxy statement.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required under this item is incorporated herein by reference to the information regarding certain relationships and related transactions, and director independence included in our 2008 proxy statement.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required under this item is incorporated herein by reference to the information regarding principal accounting fees and services included in our 2008 proxy statement.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        The following documents are filed as part of this Annual Report on Form 10-K:

1.
Consolidated Financial Statements of SatCon Technology Corporation and its Subsidiaries:

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006

Consolidated Statements of Operations for the Calendar Years Ended December 31, 2007 and 2006

Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Loss for the Calendar Years Ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Calendar Years Ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

2.
Financial Statement Schedule of SatCon Technology Corporation and its Subsidiaries:

Schedule II: Valuation and Qualifying Accounts for the Calendar Years Ended December 31, 2007 and 2006

All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the consolidated financial statements or notes thereto.

3.
Exhibits:

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts on March 31, 2008.

SATCON TECHNOLOGY CORPORATION
By:	/s/ DAVID B. EISENHAURE David B. Eisenhaure President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID B. EISENHAURE David B. Eisenhaure	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2008
/s/ DAVID E. O'NEIL David E. O'Neil	Vice President, Finance and Treasurer (Principal Financial Officer)	March 31, 2008
/s/ JOHN W. PEACOCK John W. Peacock	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2008
/s/ JAMES L. KIRTLEY, JR. James L. Kirtley, Jr.	Director	March 31, 2008
/s/ DAVID J. PREND David J. Prend	Director	March 31, 2008
/s/ JOHN M. CARROLL John M. Carroll	Chairman of the Board	March 31, 2008
/s/ DANIEL R. DWIGHT Daniel R. Dwight	Director	March 31, 2008
/s/ PHILIP J. DEUTCH Philip J. Deutch	Director	March 31, 2008
/s/ ROBERT G. SCHOENBERGER Robert G. Schoenberger	Director	March 31, 2008

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).
3.2	Bylaws of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).
3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on May 12, 1997, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 1-11512).
3.4	Bylaws Amendment of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 1-11512).
3.5	Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on March 17, 1999, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated August 25, 1999 (File No. 1-11512).
3.6	Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on March 15, 2000 is incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-11512).
3.7	Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on May 4, 2001, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 1-11512).
3.8	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of the Registrant, dated as of February 14, 2003, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 18, 2003 (File No. 1-11512).
3.9	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of the Registrant, dated as of October 31, 2003, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K, as amended, dated October 31, 2003 (File No. 1-11512).
3.10	Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on March 23, 2006, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended April 1, 2006 (File No. 1-11512).
3.11	Amendment to Bylaws of the Registrant (Adopted by the Board of Directors on February 27, 2007) is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 27, 2007 (File No. 1-11512).
3.12	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on November 8, 2007, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 7, 2007 (File No. 11512).
3.13	Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 20, 2007, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated December 19, 2007 (File No. 1-11512).

3.14	Certificate of Elimination of Series A Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on December 20, 2007, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated December 19, 2007 (File No. 1-11512).
4.1	Specimen Certificate of Common Stock, $.01 par value, is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).
10.1	Key Employee Agreement, dated July 1, 1992, between the Registrant and David B. Eisenhaure is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).
10.2	Amendment to Employment Agreement, dated March 31, 2004, between the Registrant and David B. Eisenhaure.
10.3	Amendment to Employee Agreement, dated January 15, 2008, between the Registrant and David B. Eisenhaure.
10.4	Employment Agreement, dated July 1, 1992, between the Registrant and Michael C. Turmelle is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).
10.5	Key Employee Agreement, dated September 13, 2007, between the Registrant and David E. O'Neil is herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated September 13, 2007 (File No. 1-11512).
10.6	1999 Stock Incentive Plan is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-11512).
10.7	2000 Stock Incentive Plan is incorporated herein by reference to Exhibit C to the Registrant's Preliminary Schedule 14A filed March 19, 2001 (File No. 1-11512).
10.8	2002 Stock Incentive Plan is incorporated herein by reference to Exhibit A to the Registrant's Definitive Schedule 14A filed January 28, 2002 (File No. 1-11512).
10.9	2005 Incentive Compensation Plan is incorporated herein by reference to Exhibit A to the Registrant's Definitive Schedule 14A filed April 14, 2005 (File No. 1-11512).
10.10	Amendment No. 1 to the Registrant's 2005 Incentive Compensation Plan is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 1-11512).
10.11	Amendment No. 2 to the Registrant's 2005 Incentive Compensation Plan.
10.12	Series B Convertible Preferred Stock Purchase Agreement, dated as of October 31, 2003, by and among the Registrant and the purchasers set forth on Exhibit A thereto is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K/A dated October 31, 2003 (File No. 1-11512).
10.13	Registration Rights Agreement, dated as of October 31, 2003, by and among the Registrant and the purchasers listed on Schedule I thereto is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K/A dated October 31, 2003 (File No. 1-11512).
10.14	Form of Warrant to purchase shares of Common Stock of the Registrant issued on October 31, 2003 in connection with the sale of the Series B Convertible Preferred Stock thereto is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 31, 2003 (File No. 1-11512).
10.15	Facilities Lease, dated May 12, 2004, between the Registrant and Zoom Group, LLC is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2004 (File No. 1-11512).

10.16	Loan and Security Agreement, dated January 28, 2005, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada LTD. and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 2005 (File No. 1-11512).
10.17	Loan Modification Agreement, dated June 29, 2005, with and effective date of May 31, 2005, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada Ltd. and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 2005 (File No. 1-11512).
10.18	Second Loan Modification Agreement, dated as of November 8, 2005, by and between Silicon Valley Bank, and the Registrant, SatCon Power Systems, Inc., SatCon Applied Technology, Inc., SatCon Electronics, Inc. and SatCon Power Systems Canada Ltd. is incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 21, 2005 (File No. 1-11512).
10.19	Third Loan Modification Agreement, dated as of January 31, 2006, by and between Silicon Valley Bank, and the Registrant, SatCon Power Systems, Inc., SatCon Applied Technology, Inc., SatCon Electronics, Inc. and SatCon Power Systems Canada Ltd. is incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2005 (File No. 1-11512).
10.20	Fourth Loan Modification Agreement, dated as of February 10, 2006, by and between Silicon Valley Bank, and the Registrant, SatCon Power Systems, Inc., SatCon Applied Technology, Inc., SatCon Electronics, Inc. and SatCon Power Systems Canada Ltd. is incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended April 1, 2006 (File No. 1-11512).
10.21	Form of Satcon Technology Corporation 2005 Incentive Compensation Plan, Incentive Stock Option agreement for Directors and Officer's of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 2005 (File No. 1-11512).
10.22	Form of Satcon Technology Corporation 2005 Incentive Compensation Plan, Non-Qualified Stock Option agreement for Directors and Officer's of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 2005 (File No. 1-11512).
10.23	Form of Warrant to purchase shares of Common Stock of the Registrant issued on December 22, 2004 is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated December 22, 2004 (File No. 1-11512).
10.24	Form of Warrant to purchase shares of Common Stock of the Registrant issued on August 11, 2005 is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated August 11, 2005 (File No. 1-11512).
10.25	Securities Purchase Agreement dated as of July 19, 2006, by and among the Registrant and the Purchasers identified on the signature pages thereto is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 19, 2006 (File No. 1-11512).
10.26	Form of Senior Secured Convertible Note Due July 19, 2011 is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 19, 2006 (File No. 1-11512).
10.27	Form of Warrant A is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 19, 2006 (File No. 1-11512).

10.28	Form of Warrant B is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 19, 2006 (File No. 1-11512).
10.29	Security Agreement, dated as of July 19, 2006, by and among the Registrant, the Purchasers identified on the signature pages thereto and Iroquois Master Fund Ltd., as agent for the Purchaser, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 19, 2006 (File No. 1-11512).
10.30	First Amendment to Securities Purchase Agreement dated as of December 20, 2006, by and among the Registrant and the entities identified on the signature pages thereto is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated December 20, 2006 (File No. 1-11512).
10.31	Modification, Termination and Release of Lease, dated as of December 22, 2006, between the Company and Paul E. Hanlon, Trustee of C&M Realty Trust is incorporated herein by reference to Exhibits to the Registrants Current Report on Form 8-K dated December 20, 2006 (File No. 1-11512).
10.32	Amendment and Exercise Agreement, dated as of July 17, 2007, by and among the Registrant and the entities identified on the signature pages thereto is incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 17, 2007 (File No. 1-11512).
10.33	Form of Warrant C is incorporated herein by reference to Exhibits to the Registrants Current Report on Form 8-K dated July 17, 2007 (File No. 1-11512).
10.34	Offer to Sell Notes, dated as of October 19, 2007 by and among the Registrant and the entities identified on the signature pages thereto is herein incorporated by reference to the Registrant's Current Report on Form 8-K dated October 19, 2007 and filed on October 22, 2007 (File No. 1-11512).
10.35	Note Purchase Agreement, dated as of October 19, 2007, by and among the Registrant and the Purchasers named therein is herein incorporated by reference to the Registrant's Current Report on Form 8-K dated October 19, 2007 and filed on October 25, 2007 (File No. 1-11512).
10.36	Form of Note issued pursuant to Note Purchase Agreement, dated as of October 19, 2007, by and among the Registrant and the Purchasers named therein is herein incorporated by reference to Exhibit B of Exhibits to the Registrant's Current Report on Form 8-K dated October 19, 2007 and filed on October 25, 2007 (File No. 1-11512).
10.37	Stock and Warrant Purchase Agreement, dated as of November 8, 2007, by and among the Registrant and the Purchasers named therein is herein incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 7, 2007 (File No. 1-11512).
10.38	Form of Tranche 1 Warrant to Purchase Common Stock, dated as of November 8, 2007 is herein incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 7, 2007 (File No. 1-11512).
10.39	Form of Tranche 2 Warrant and Additional Warrant to Purchase Common Stock is herein incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 7, 2007 (File No. 1-11512).
10.40	Registration Rights Agreement dated as of November 8, 2007, by and among the Company and the Purchasers is herein incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 7, 2007 (File No. 1-11512).
10.41	First Amendment to Registration Rights Agreement, dated as of January 24, 2008, by and among the Registrant and the Purchasers is incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated January 24, 2008 (File No. 1-11512).

14.1	Code of Ethics is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2004 (File No. 1-11512).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Vitale, Caturano & Company, Ltd.
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.