Form 10-Q
period 2008-03-31
SATCON TECHNOLOGY CORP
filed 2008-05-13
CIK 889423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value,

50,165,782 shares outstanding as of May 1, 2008.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 29,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$11,700,531	$12,615,566
Restricted cash and cash equivalents	84,000	84,000

Accounts receivable, net of allowance of $267,519 and $211,263 at March 29, 2008 and December 31, 2007, respectively	10,090,341	10,462,323
Unbilled contract costs and fees	620,724	536,567
Inventory	20,475,841	17,190,424
Prepaid expenses and other current assets	1,083,048	1,073,194
Total current assets	44,054,485	41,962,074
Property and equipment, net	2,947,511	3,059,651
Goodwill, net	704,362	704,362
Intangibles, net	695,167	793,739
Other long-term assets	71,382	88,851
Total assets	$48,472,907	$46,608,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$3,000,000	$—
Accounts payable	6,870,886	9,153,234
Accrued payroll and payroll related expenses	2,306,285	1,880,867
Other accrued expenses	3,303,545	3,453,883
Accrued contract losses	1,360,845	1,300,000
Deferred revenue	12,273,728	8,103,093
Total current liabilities	$29,115,289	$23,891,077

Warrant liability	3,139,548	3,244,316
Redeemable convertible Series B preferred stock (340 shares issued and outstanding at March 29, 2008 and December 31, 2007; face value $5,000 per share; liquidation preference $1,700,000 and $1,700,000, respectively	1,700,000	1,700,000
Other long-term liabilities	165,894	133,900
Total Liabilities	$34,120,731	$28,969,293

Commitments and contingencies (Note H)
Redeemable convertible Series C preferred stock (25,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, face value $1,000 per share, liquidation preference $30,000,000 at March 29, 2008 and December 31, 2007)	14,218,044	13,276,091

Stockholders’ equity:
Common stock; $0.01 par value, 200,000,000 shares authorized; 49,961,607 and 49,803,979 shares issued and outstanding at March 29, 2008 and December 31, 2007, respectively	499,616	498,040
Additional paid-in capital	180,379,482	180,933,100
Accumulated deficit	(180,158,815)	(176,757,615)
Accumulated other comprehensive loss	(586,151)	(310,232)
Total stockholders’ equity	$134,132	$4,363,293
Total liabilities and stockholders’ equity	$48,472,907	$46,608,677

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
Revenue:
Product revenue	$13,702,490	$6,532,587
Funded research and development and other revenue	1,183,678	1,785,179
Total revenue	$14,886,168	$8,317,766
Operating costs and expenses:
Cost of product revenue	12,648,469	6,370,472
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	1,015,873	1,356,799
Unfunded research and development expenses	998,078	677,409
Total research and development and other revenue expenses	$2,013,951	$2,034,208
Selling, general and administrative expenses	3,155,255	2,742,197
Amortization of intangibles	78,572	109,821
Restructuring costs	—	81,644
Total operating costs and expenses	$17,896,247	$11,338,342
Operating loss	$(3,010,079)	$(3,020,576)
Change in fair value of convertible notes and warrants	(467,481)	234,945
Other (loss) income, net	53,732	(40,554)
Interest income	69,385	85,539
Interest expense	(46,757)	(644,736)
Net loss	$(3,401,200)	$(3,385,382)

Accretion on Series C Preferred Stock to redemption value	(637,991)	—
Dividend on Series C Preferred Stock	(303,962)	—

Net loss attributable to common stockholders	$(4,343,153)	$(3,385,382)

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.09)	$(0.08)

Weighted average number of common shares, basic and diluted	49,934,919	41,394,660

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 29, 2008

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss

Balance, December 31, 2007	49,803,979	$498,040	$180,933,100	$(176,757,615)	$(310,232)	$4,363,293

Net loss				(3,401,200)	—	(3,401,200)	$(3,401,200)

Issuance of common stock to 401(k) Plan	87,583	876	143,635	—	—	144,511	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock	70,045	700	98,684	—	—	99,384	—
Accretion of Series C Preferred Stock to its redemption value	—	—	(637,991)	—	—	(637,991)	—
Dividend on Series C Preferred Stock	—	—	(303,962)	—	—	(303,962)	—
Employee stock-based compensation	—	—	146,016	—	—	146,016	—
Foreign currency translation adjustment	—	—	—	—	(275,919)	(275,919)	(275,919)
Comprehensive loss	—	—	—	—	—	—	$(3,677,119)

Balance, March 29, 2008	49,961,607	$499,616	$180,379,482	$(180,158,815)	$(586,151)	$134,132

The accompanying notes are an integral part of these unaudited consolidated financial statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(3,401,200)	$(3,385,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	395,636	359,511
Provision for uncollectible accounts	59,898	25,413
Provision for excess and obsolete inventory	—	80,664
Non-cash compensation expense, including stock based compensation costs of $146,016 and $119,697 for the three months ended March 29, 2008 and March 31, 2007, respectively	273,490	252,272
Change in fair value of senior secured convertible notes and investor and placement agent warrant liability	467,482	(234,945)
Non-cash interest expense	33,999	553,301
Changes in operating assets and liabilities:
Accounts receivable	91,858	1,620,454
Unbilled contract costs and fees	(84,157)	5,263
Prepaid expenses and other current assets	(17,754)	(1,229,430)
Inventory	(3,647,787)	(3,312,080)
Other long-term assets	—	(1,600)
Accounts payable	(2,113,411)	1,153,838
Accrued payroll and payroll related expenses and other expenses	358,467	(596,775)
Accrued contract losses	100,459	—
Accrued restructuring	—	(78,326)
Deferred revenue	4,334,517	2,318,232
Other liabilities	(13,513)	(1,203)
Total adjustments	239,184	914,589
Net cash used in operating activities	(3,162,016)	(2,470,793)
Cash flows from investing activities:
Purchases of property and equipment	(177,774)	(171,622)
Net cash used in investing activities	(177,774)	(171,622)
Cash flows from financing activities:
Net borrowings under line of credit	3,000,000	—
Payments related to warrant holder redemption rights	(572,250)	—
Repayment of long-term debt	—	(40,460)
Net proceeds from exercise of options to purchase common stock	99,385	3,150
Net cash provided (used in) by financing activities	2,527,135	(37,310)
Effect of foreign currency exchange rates on cash and cash equivalents	(102,380)	31,576
Net decrease in cash and cash equivalents	(915,035)	(2,648,149)
Cash and cash equivalents at beginning of period, including restricted cash and cash equivalents	$12,615,566	7,274,827
Cash and cash equivalents at end of period, including restricted cash and cash equivalents	$11,700,531	$4,626,678

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-Cash Investing and Financing Activities:
Valuation adjustment for Series B preferred stock and warrants	$—	$25,410
Employee stock-based compensation	$146,016	$119,697
Common stock issued related to 401(k) contributions	$144,511	$152,528
Common stock issued in lieu of interest on Senior Secured Notes	$—	$252,824
Common stock issued for principal payment on Senior Secured Notes	$—	$1,026,440
Amortization of debt discount associated with the valuation of the Senior Secured Notes	$—	$322,163
Accretion of redeemable convertible preferred stock discount	$637,991	$—
Financing of long term capital lease	$45,507	$—
Interest and Income Taxes Paid:
Interest	$—	$1,437
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 29, 2008 (“2008”) AND March 31, 2007 (“2007”)

(Unaudited)

Note A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its wholly-owned subsidiaries (collectively, the “Company”) as of March 29, 2008 and for the three months then ended and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three months ended March 29, 2008 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note B. Realization of Assets and Liquidity

The Company anticipates that its current cash, along with the availability under its credit facility with Silicon Valley Bank, will be sufficient to fund its operations through at least March 31, 2009.  The Company has developed a business plan that envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past and allows the Company to remain in compliance with the covenants of the credit facility.  Although the Company believes it has developed a realistic business plan, there is no assurance that it can achieve these objectives.  Accordingly, if the Company is unable to realize its business plan or does not remain in compliance with the covenants of the credit facility, the Company would need to raise additional funds in the near future in order to sustain operations by selling equity or taking other actions to conserve its cash position, which could include selling of certain assets and incurring additional indebtedness.  Such actions would likely require the consent of the holders of the Company’s Series C Preferred Stock (the “Investors”), and there can be no assurance that such consent would be given.  Furthermore, there can be no assurance that the Company will be able to raise such funds if they are required.

Note C. Significant Accounting Policies and Basis of Consolidation

There have been no material changes from the Significant Accounting Policies and Basis of Presentation previously disclosed in Part II, Item 8, contained within “Notes to Consolidated Financial Statements”  of our Annual Report on Form 10-K for the fiscal year ending December 31, 2007.

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

The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of March 29, 2008 and December 31, 2007, the Company has accrued $1.4 million and $1.3 million, respectively, for anticipated contract losses on commercial contracts. The Company recorded a charge to operations of approximately $0.1 million during the period ended March 29, 2008.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, overnight repurchase agreements with Silicon Valley Bank (the “Bank”) and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At March 29, 2008, the Company had approximately $10.6 million invested in a money market account with a national bank. At March 29, 2008 and December 31, 2007, the Company had restricted cash as indicated in the table below. In addition, at March 29, 2008 and December 31, 2007, the Company had overnight repurchase agreements with the Bank of $883,847 and $1,763,502, respectively.

Restricted Cash	March 29, 2008	December 31, 2007
Security deposits	$34,000	$34,000
Certificates of deposit	50,000	50,000
Total restricted cash	$84,000	$84,000

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders’ equity including the long-term portion of intercompany advances is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions that are included as a component of other income (expense) were approximately income of $39,000 of income for the three months ended March 29, 2008 and were $12,000 for the three months ended March 31, 2007.  Foreign currency gains (losses) included as a component of cost of goods sold were income of approximately $0.2 million and a loss of approximately $0.1 million for the three months ended March 29, 2008 and March 31, 2007, respectively.

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

The Company adopted the provisions of FIN 48 on January 1, 2007.  The Company did not recognize any change in the liability for unrecognized tax benefits as a result of the adoption and March 29, 2008.

The tax years 2002 through 2007 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they are or will be used in a future period.  The Company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years.  The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying financial statements.  The Company would record any such interest and penalties as a component of interest expense.  The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date.

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

The Company recognized the full impact of its share-based compensation plans in the consolidated financial statements for the three months ended March 29, 2008 and March 31, 2007 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material.  The following table presents share-based compensation expense included in the Company’s consolidated statement of operations:

	Three Months Ended
	March 29, 2008	March 31, 2007
Cost of product revenue	$26,176	$12,465
Funded research and development and other revenue expense	26,795	21,129
Unfunded research and development and other revenue expenses	12,752	3,794
Selling, general and administrative expenses	80,293	82,309
Share based compensation expense before tax	$146,016	$119,697
Income tax benefit	—	—
Net compensation expense	$146,016	$119,697

Compensation expense associated with the granting of stock options to employees is being recognized on a straight-line basis over the service period of the option.  In instances where the actual compensation expense would be greater than that calculated using the straight-line method, the actual compensation expense is recorded in that period.

The weighted average grant date fair value of options granted during the three months ended March 29, 2008 and March 31, 2007 were $1.66 and $1.30, respectively, per option.  The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

Three Months Ended
Assumptions:	March 29, 2008	March 31, 2007
Expected life	6.25 years (1)	6.25 years (1)
Expected volatility ranging from	84.71% - 89.47% (2)	87.58% - 89.94% (2)
Dividends	none	none
Risk-free interest rate	2.70% to 3.16% (3)	4.46% to 4.75% (3)
Forfeiture Rate (4)	6.25%	6.25%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable, debt instruments, convertible notes, Series B Preferred Stock and Series C Preferred Stock. The estimated fair values of these financial instruments approximate their carrying values at March 29, 2008 and December 31, 2007. The estimated fair values have been determined through information obtained from market sources and management estimates.  The Company’s warrant liability is recorded at fair value.  See “Fair Value Measurement” section below.

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition. Level 1 financial assets measured at fair value on a recurring basis consist of money market funds (cash equivalents) of approximately $10.6 million as of March 29, 2008.  Level 2 financial assets measured at fair value on a recurring basis consist of long-term investor warrant liabilities of approximately $3.9 million as of March 29, 2008 (see Note J. Convertible Debt Instruments and Warrant Liabilities Valuation – Methodology and Significant Assumptions).  The Company has no Level 3 financial assets measured at fair value on a recurring basis as of March 29, 2008. Within the Company’s Level 2 financial assets, which consists of the Warrant As, Warrant Cs and the placement agent warrants, the Warrant As and Warrant Cs are being fair valued utilizing a binomial lattice model and the placement agent warrants are being fair valued using a Black-Scholes option pricing model.

Convertible Debt Instruments and Warrant Liabilities

The Company accounted for its senior secured convertible notes (the “Convertible Notes”), which were paid off on November 7, 2007, and continues to account for the associated warrants in accordance with SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 155).  The Convertible Notes included features that qualify as embedded derivatives, such as (i) the holders’ conversion option, (ii) the Company’s option to settle the Convertible Notes at the scheduled dates in cash or shares of its common stock, and (iii) premiums and penalties the Company would be liable to pay in the event of default.  As permitted under SFAS 155, the Company has irrevocably elected, as of January 1, 2007, to measure the Convertible Notes and embedded derivatives in their entirety at fair value with changes in fair value recognized as either gain or loss.

The Company recorded interest expense under the Convertible Notes based on the greater of (i) 7% or (ii) the six-month LIBOR in effect at the time plus 350 basis points, as well as the amortization of the debt discount, which the Company computed using the effective interest method.  The debt discount represented the difference between the Company’s gross proceeds from the sale of the Convertible Notes in July 2006 of $12.0 million and the fair value of the convertible debt upon issuance, after separately valuing the investor warrants, the placement agent warrants and the Convertible Notes on a relative fair value basis.  By amortizing the debt discount to interest expense, rather than recognizing it as a change in fair value of the convertible debt instrument and warrants, which is a separate line item in the Company’s statement of operations, the Company believes its interest expense line item more appropriately reflects the cost of the debt associated with the Convertible Notes.

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

Redeemable Convertible Series B Preferred Stock

The Company accounts for its Series B Preferred Stock and associated warrants in accordance with in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series B Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities.  The Company determined the initial value of the Series B Preferred Stock and investor warrants using valuation models it considers to be appropriate.  The Series B Preferred Stock is classified within the liability section of the Company’s balance sheet.  To the extent that the Series B Preferred Stock is subject to a remeasurement event under EITF Topic D-98 or is otherwise modified, the Series B Preferred Stock will be reclassified to temporary equity.

Redeemable Convertible Series C Preferred Stock

The Company accounts for its Convertible Series C Preferred Stock (the “Series C Preferred Stock”), and associated warrants in accordance with in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series C Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities and in accordance with EITF Topic D-98, classifying the Series C Preferred Stock on the balance sheet between the captions for liabilities and shareholder’s equity.  The Company determined the initial value of the Series C Preferred Stock and investor warrants using valuation models it considers to be appropriate.  The Company is using the effective interest method to accrete the carrying value of the Series C Preferred stock through the earliest possible redemption date (November 8, 2011), at which time the value of the Series C Preferred Stock would be $30.0 million or 120% of its face value.

Note D. Loss per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:

	Three Months Ended
	March 29, 2008	March 31, 2007
Net loss	$(4,343,153)	$(3,385,382)
Basic and diluted:
Common shares outstanding, beginning of period	49,803,979	40,105,073
Weighted average common shares issued during the period	130,940	1,289,587
Weighted average shares outstanding—basic and diluted	49,934,919	41,394,660

Net loss per weighted average share, basic and diluted	$(0.09)	$(0.08)

As of March 29, 2008 and March 31, 2007, shares of common stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive.  In addition, shares of common stock issuable upon the conversion of Series B and Series C redeemable convertible preferred stock were excluded from the diluted weighted average common shares outstanding as their effect would also have been anti-dilutive.  The table below summarizes the option and warrants and convertible preferred stock that were excluded from the calculation above due to their effect being antidilutive:

	Three Months Ended
	March 29, 2008	March 31, 2007
Common Stock issuable upon the exercise of:
Options	4,066,454	3,759,245
Warrants	26,572,055	11,097,308
Total Options and Warrants excluded	30,638,509	14,856,553
Common stock issuable upon the conversion of senior secured convertible notes, at conversion price of $1.65 per share	—	6,666,667
Common Stock issuable upon the conversion of redeemable convertible Series B Preferred Stock	1,096,774	849,754
Common Stock issuable upon the conversion of redeemable convertible Series C Preferred Stock	24,038,461	—
	25,135,235	7,516,421

The Company reports net loss per basic and diluted common share in accordance with SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, except when the effect would be anti-dilutive.  The table below details out common stock equivalents which would have been considered dilutive at March 29, 2008 and March 31, 2007 had the Company not been in a loss position:

	# of Underlying Common Shares
	March 29, 2008	March 31, 2007
Employee stock options	1,944,825	269,950
Warrants to purchase common stock	7,742,530	60,235
Series B Convertible Preferred Stock	1,096,774	894,754
Series C Convertible Preferred Stock	24,038,461	—
Common stock issuable upon the conversion of senior secured Convertible Notes, at conversion price of $1.65 per share	—	6,666,667
Total	34,822,590	7,891,606

Note E. Inventory

Inventory components at the end of each period were as follows:

	March 29, 2008	December 31, 2007
Raw material	$5,575,853	$5,088,428
Work-in-process	12,821,634	10,125,641
Finished goods	2,078,354	1,976,355
	$20,475,841	$17,190,424

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

The following is a summary of the Company’s operations by operating segment:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Applied Technology:
Funded research and development and other revenue	$1,183,678	$1,785,179
Loss from operations, including amortization of intangibles of $78,572 for the three months ended March 29, 2008 and March 31, 2007, respectively	$(527,265)	$(183,100)

Power Systems, US
Product revenue	$928,570	$735,236
Income (loss) from operations	$(243,377)	$(757,352)

Power Systems, Canada:
Product revenue	$10,175,918	$3,603,672
Loss from operations	$(1,473,370)	$(1,406,551)

Electronics:
Product revenue	$2,598,002	$2,193,679
Income (loss) from operations, including amortization of intangibles of $0 and $31,249 for the three months ended March 29, 2008 and March 31, 2007, respectively	$(236,752)	$(122,836)

Corporate:
Loss from operations	$(529,315)	$(550,737)

Consolidated:
Product revenue	$13,702,490	$6,532,587
Funded research and development and other revenue	1,183,678	$1,785,179
Total revenue	$14,886,168	$8,317,766

Operating loss	$(3,010,079)	$(3,020,576)
Change in fair value of Notes and Warrants	(467,481)	234,945
Other (loss) income, net	53,732	(40,554)
Interest income	69,385	85,539
Interest expense	(46,757)	(644,736)
Net loss	$(3,401,200)	$(3,385,382)

Common assets not directly attributable to a particular segment are included in the Corporate segment. These assets include cash and cash equivalents, prepaid and other corporate assets.  The following is a summary of the Company’s assets by operating segment:

	March 29, 2008	December 31, 2007
Applied Technology:
Segment assets	$4,162,887	$4,498,602
Power Systems, US:
Segment assets	2,548,839	2,697,828
Power Systems, Canada
Segment assets	22,995,052	20,897,103
Electronics:
Segment assets	6,534,735	6,070,848
Corporate:
Segment assets	12,231,394	12,444,296
Total assets	$48,472,907	$46,608,677

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended
	March 29, 2008	March 31, 2007
Revenue by geographic region based on location of customer:
United States	$13,906,101	$7,800,517
Rest of world	980,067	517,249
Total revenue	$14,886,168	$8,317,766

	March 29,	December 31,
	2008	2007
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:
United States	$3,072,998	$3,258,009
Rest of world	1,274,042	1,299,743
Total long-lived assets (including goodwill and intangible assets)	$4,347,040	$4,557,752

Note G. Legal Matters

From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business.  The Company is not aware of any current or pending litigation in which the Company is or may be a party that it believes could materially adversely affect the results of operations or financial condition or net cash flows.

Note H. Commitments and Contingencies

Operating Leases

The Company leases its facilities under various operating leases that expire through October 2011.

Future minimum annual rentals under lease agreements at March 29, 2008 are as follows:

Fiscal Year
2008	$955,289
2009	$1,058,346
2010	$523,797
2011	$159,408
2012	$—
Thereafter	$—
Total	$2,696,840

Letters of Credit:

The Company utilizes a standby letter of credit to satisfy a security deposit requirement and in some instances to satisfy warranty commitments. Outstanding standby letters of credit as of March 29, 2008 and December 31, 2007 were $34,000, respectively.  The Company is required to pledge cash as collateral on these outstanding letters of credit. As of March 29, 2008 and December 31, 2007, the cash pledged as collateral for these letters of credit was $34,000, respectively, and is included in restricted cash and cash equivalents on the balance sheet.

Employment Agreements:

The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined in the employment agreements. As of March 29, 2008 and December 31, 2007, the Company’s potential obligation to these employees was approximately $500,000.  During the year ended December 31, 2006, the Company terminated the employment of an employee that had an employment agreement that provided for severance payments upon termination.  The Company recorded a charge to operations of approximately $250,000 related to this severance agreement as selling, general and administrative expense in its results of operations for the year ended December 31, 2006.  At March 29, 2008 and March 31, 2007, approximately $0 and $0.1 million was accrued, respectively.

Line of Credit

On February 26, 2008, the Company entered into a Loan and Security Agreement (the “New Loan Agreement”) with the Bank.  Under the terms of the New Loan Agreement, the Bank agreed to provide the Company with a credit line up to $10.0 million.  The Company’s obligations under the New Loan Agreement are secured by substantially all of the assets of the Company and advances under the New Loan Agreement are limited to 80% of eligible receivables and the lesser of 25% of the value of the Company’s eligible inventory, as defined, or $1.0 million.  Interest on outstanding borrowings accrues at a rate per annum equal to the Prime Rate plus one percent (1.0%) per annum, as defined, or the LIBOR Rate plus three and three quarter percent (3.75%) per annum.  The New Loan Agreement contains certain financial covenants relating to tangible net worth, as defined, which the Company must satisfy in order to borrow under agreement.  In addition the Company agreed to pay to the Bank a collateral monitoring fee of $750 per month and agreed to the following additional terms: (i) $50,000 commitment fee, $25,000 to be paid at signing of the New Loan Agreement and $25,000 to be paid on the one year anniversary of the New Loan Agreement; (ii) an unused line fee in the amount of 0.5% per annum of the average unused portion of the revolving line; and (iii) an early termination fee of 0.5% of the total credit line if the Company terminates the New Loan Agreement prior to 12 months from the New Loan Agreement’s effective date.  The New Loan Agreement, if not sooner terminated in accordance with its terms, expires on February 25, 2010.  As of March 29, 2008, the Company had $3.0 million outstanding under the New Loan Agreement and the Bank’s prime rate was 6.5%.

Note I. Product Warranties

In its Power Systems divisions the Company provides a warranty to its customers for most of its products sold.  In general the Company’s warranties are for one year after the sale of the product, and in five years for photovoltaic inverters.  The Company reviews its warranty liability quarterly.  Factors taken into consideration when evaluating the Company’s warranty reserve are (i) historical claims for each product, (ii) the development stage of the product, (iii) volume increases, (iv) life of warranty and (v) other factors.  To the extent actual experience differs from the Company’s estimates the provision for product warranties will be adjusted in future periods.  Such differences may be significant.

The following is a summary of the Company’s accrued warranty activity for the following periods:

	Three Months Ended
	March 29, 2008	March 31, 2007
Balance at beginning of period	$2,031,278	$679,747
Provision	507,434	105,953
Usage	(192,918)	(105,535)
Balance at end of period	$2,345,794	$680,165

Note J. Convertible Debt Instruments and Warrant Liabilities

Features of the Convertible Notes and Warrants

On July 19, 2006, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (the “Purchasers”) in connection with the private placement (the “Private Placement”) of:

•                  $12,000,000 aggregate principal amount of senior secured convertible notes (the “Convertible Notes”), convertible into shares of the Company’s common stock at a conversion price of $1.65 per share;

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

In connection with the Private Placement, the Company also entered into a Security Agreement, dated July 19, 2006, with the Purchasers, pursuant to which the Company granted the Purchasers a security interest in all of its rights, title and interest in, to and under all of the Company’s personal property and other assets, including its ownership interest in the capital stock of its subsidiaries, as security for the prompt payment in full of all amounts due and owing under the Convertible Notes. The following is a summary of the material provisions of the Purchase Agreement, the Notes, the Warrant As, the Warrant Bs and the Warrant Cs.

Securities Purchase Agreement

As noted above, the Purchase Agreement provided for the issuance and sale to the Purchasers of the Convertible Notes, the Warrant As and the Warrant Bs for an aggregate purchase price of $12,000,000. Other significant provisions of the Purchase Agreement include:

•                  the requirement that the Company pay off all amounts outstanding under its previous credit facility with Silicon Valley Bank;

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

On November 7, 2007, the Convertible Notes were retired by cash redemption.

Additionally, with respect to the common stock underlying the Warrant Cs issued in July 2007 upon exercise of the Warrant Bs, the Company was also obligated to (i) file a registration statement covering the resale of such common stock with the SEC within 30 days following the issuance of the Warrant Cs (which it has satisfied), (ii) use its best efforts to cause such registration statement to be declared effective within 60 days following the issuance of the Warrant Cs (or 90 days in the event of a review of such registration statement by the SEC) (which it has satisfied as such registration statement was declared effective on September 11, 2007) and (iii) use its best efforts to keep such registration statement effective until the earlier of (x) the fifth anniversary of the effective date of the registration statement, (y) the date all of the securities covered by the registration statement have been publicly sold and (z) the date all of the securities covered by the registration statement may be sold without restriction under SEC Rule 144.

Senior Secured Convertible Notes

The Convertible Notes originally had an aggregate principal amount of $12.0 million and were convertible into shares of the Company’s common stock at a conversion price of $1.65, subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges.

The Convertible Notes bore interest at the higher of (i) 7.0% per annum or (ii) the six-month LIBOR plus 3.5% (the “Stated Rate 6-Month LIBOR Condition”). Interest was payable quarterly, beginning on October 31, 2006, and could be paid in cash or, at the Company’s option if certain equity conditions (“Equity Conditions”) were satisfied, in shares of the Company’s common stock. If interest was paid in shares of common stock, the price per share was at a 10% discount to the volume weighted average price for the 20 trading days preceding the payment date.  The Equity Conditions included (1) the Company had sufficient authorized shares for issuance, (2) such shares were registered for resale or may be sold without volume restrictions pursuant to Rule 144 under the Securities Act, (3) the common stock was listed or quoted (and was not suspended from trading) on an eligible exchange and such shares were approved for listing upon issuance, (4) the issuance did not violate Section 6(c) of the Convertible Note or the rules and regulations of any trading market, (5) there had been no event of bankruptcy by the Company, (6) the Company was not in default with respect to any material obligation under any documents associated with issuance of the Convertible Notes and Warrants and (7) there had been no public announcement of a pending or proposed change of control that has not been consummated.

Seventy-five percent (75%) of the original principal amount of the Convertible Notes was to be repaid in 18 equal monthly installments ($500,000 per month) beginning on February 28, 2007. Such principal payments could be made in cash or, at the Company’s option if certain equity conditions were satisfied, in shares of common stock. If principal was paid in shares of common stock, the price per share was the lesser of (i) the conversion price or (ii) a 10% discount to the volume weighted average price for the 20 trading days preceding the payment date. At any time following the 24-month anniversary of the issuance of the Convertible Notes, the holders had the right to elect to require the Company to redeem for cash all or any portion of the outstanding principal on the Convertible Notes; provided, however, that on the 60 month anniversary of the issuance of the Convertible Notes, the Company would have been required to redeem any remaining outstanding principal and unpaid interest. Notwithstanding the foregoing, at any time following the one year anniversary of the effective date of the Registration Statement, the Company had the right, under certain circumstances, including satisfaction of the Equity Conditions with respect to the underlying shares, redeem the Convertible Notes for cash equal to 120% of the aggregate outstanding principal amount plus any accrued and unpaid interest.

The Convertible Notes were convertible at the option of the holders into shares of the Company’s common stock at any time at the conversion price. If at any time following the one year anniversary of the effective date of the Registration Statement, the volume weighted average price per share of common stock for any 20 consecutive trading days exceeded 175% of the conversion price, then, if certain conditions were satisfied, including the Equity Conditions, the Company could require the holders of the Convertible Notes to convert all or any part of the outstanding principal into shares of common stock at the conversion price. The Convertible Notes contained certain limitations on optional and mandatory conversion, including that, absent stockholder approval of the transaction, the Company could not issue shares of common stock under the Convertible Notes or the Warrant Bs, in the aggregate, in excess of 19.99% of our outstanding shares on the closing date (or 7,901,276 shares of common stock).  On October 19, 2007, the Company received stockholder approval allowing for the issuance of additional shares of the Company’s common stock sufficient to allow for the full conversion of the Company’s outstanding Convertible Notes, as well as the full payment of interest and principal on such notes, all in accordance with the terms of such notes.

The Convertible Notes contained certain covenants and restrictions, including, among others, the following (for so long as any Convertible Notes remained outstanding):

•                  the Company was required to maintain aggregate cash and cash equivalents equal to the greater of (i) $1,000,000 or (ii) $3,000,000 minus 80% of eligible receivables (as defined in the Convertible Notes);

•                  if a change of control of the Company occurred, as defined in the Convertible Notes, the holders may elect to require the Company to purchase the Convertible Notes for 115% of the outstanding principal amount plus any accrued and unpaid interest; and

•                  the Company could not issue any common stock or common stock equivalents at a price per share less than the $1.65 conversion price.

Events of default under the Convertible Notes included, among others, payment defaults, cross-defaults, breaches of any representation, warranty or covenant that was not cured within the proper time periods, failure to perform certain required activities in a timely manner, the Company’s common stock was no longer listed on an eligible market, the effectiveness of the Registration Statement lapsed beyond a specified period and certain bankruptcy-type events involving us or any significant subsidiary. Upon an event of default, the holders could elect to require us to repurchase all or any portion of the outstanding principal amount of the Convertible Notes for a purchase price equal to the greater of (i) 115% of such outstanding principal amount, plus all accrued but unpaid interest or (ii) 115% of the then value of the underlying common stock.

In July 2007, $533,895 of the Convertible Notes and accrued interest were converted into shares of common stock.  The Convertible Notes and accrued interest converted at $1.65 per share.  The Company issued 318,182 shares of common stock related to the conversion of the principal on the Convertible Notes and 5,391 shares of common stock related to the accrued interest due through the date of conversion as a result of the Convertible Note holders’ conversions.

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

For so long as any Warrant As remain outstanding, we may not issue any common stock or common stock equivalents at a price per share less than $1.65. In the event of a breach of this provision, the holders may elect to require us to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A.  As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note L below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right.  During the fourth quarter of fiscal 2007, the Company paid approximately $1.4 million to redeem Warrant As representing 1,242,426 shares of common stock.  During the first quarter of fiscal 2008, the Company paid approximately $0.4 million to redeem Warrant As representing 303,031 shares of common stock.  (See table below for assumptions used in valuing the warrants redeemed).  As of March 29, 2008, 2,090,911 warrant As to purchase common stock were outstanding.

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

Warrant Cs

As discussed above, upon the exercise of the Warrant Bs, the holders were entitled to receive additional warrants (the “Warrant Cs”).  The Warrant Cs originally entitled the holders thereof to purchase up to an aggregate of 1,818,187 shares of our common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants.  The period prior to six months from the date of the warrants is hereinafter referred to as the “non-exercise period.” The exercise price and the number of shares underlying these warrants are subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges.

If a change of control of the Company occurs, as defined, the holders may elect to require us to purchase the Warrant Cs for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant C.

For so long as any Warrant Cs remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant Cs for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant C. As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note L below, the holders were entitled for a limited period of time (45 days after each issuance) exercise this right.  During the fourth quarter of fiscal 2007, the Company paid approximately $0.7 million to redeem Warrant Cs representing 621,215 shares of common stock.  During the first quarter ended March 29, 2008, the Company paid approximately $0.2 million to redeem Warrant Cs representing 151,516 shares of common stock. (See table below for assumptions used in valuing the warrants redeemed during the three months ended March 29, 2008).  As of March 29, 2008, 1,045,456 warrant Cs to purchase common stock were outstanding.

The table below summarizes Black-Scholes option pricing model range of assumptions that were used in valuing the warrants redeemed for both the Warrant As and Warrant Cs during the three month period ended March 29, 2008.

Assumptions:	Warrant As	Warrant Cs

Expected life	5.5 years	6.5 years
Expected volatility ranging from	83.5%	85.6%
Dividends	none	none
Risk-free interest rate	3.0%	3.2%

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

Accounting for the Convertible Debt Instrument and Warrants

The Company has determined that the Convertible Notes constitute a hybrid instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).   The Company has identified all of the derivatives associated with the July 19, 2006 financing, and concluded that two of the derivatives cannot be reliably measured nor reliably associated with another derivative that can be reliably measured.  As such, the Company has appropriately valued these derivatives as a single hybrid contract together with the Convertible Notes.  The contract will be remeasured at each period at the fair value with the changes in fair value recognized in the statement of operations until settlement of the Convertible Notes.  As permitted under SFAS 155, the Company has irrevocably elected, as of January 1, 2007, to continue to measure the Convertible Notes and embedded derivatives in their entirety at fair value with changes in fair value recognized as either gain or loss.  The Company has determined that this election had no impact on the accounting for the Convertible Notes.

Upon issuance, the Warrant As, Warrant Bs and Warrant Cs, along with the Placement Agent Warrants (together the “Warrants”), did not meet the requirements for equity classification set forth in EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, because such warrants (a) must be settled in registered shares, (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares and (c) there is a cash-out election using a Black-Scholes valuation under various circumstances.  Therefore these Warrants are required to be accounted for as freestanding derivative instruments pursuant to the provisions of SFAS 133.  Changes in fair value are recognized as either a gain or loss in the statement of operations under the caption “change in fair value of Notes and warrants”.  In addition, prior to the exercise by the holders, the Warrant Bs had been classified as a current liability on the balance sheet as they were outstanding for less than one year.

Upon issuance of the Convertible Notes and Warrants, the Company allocated the proceeds received from the Convertible Notes and the Warrants on a relative fair value basis.  As a result of such allocation, the Company determined the initial carrying value of the Convertible Notes to be $9.4 million.  The Convertible Notes were immediately marked to fair value, resulting in a derivative liability in the amount of $16.3 million.  As of March 31, 2007, the Notes have been marked to fair value resulting in a derivative liability of $11.6 million.  The net charge Change in Fair Value of Convertible Notes and Warrants for the three months ended March 31, 2007 was $0.5 million.  The Convertible Notes were paid off in full in the fourth quarter of 2007.

Upon issuance, the Company allocated $2.7 million of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $4.9 million and a charge to other expense of $2.2 million.  As of December 31, 2006, the Warrants have been marked to fair value resulting in a derivative liability of $2.9 million.  As of December 31, 2007, the remaining outstanding Warrants have been marked to fair value resulting in a derivative liability of $3.2 million.  The credit to Change in Fair Value of Convertible Notes and Warrants, related to the Warrants, for the year ended December 31, 2007 was $0.6 million ($1.5 million and $ (0.9) million, including warrant modification, discussed above). As of March 29, 2008 the remaining outstanding warrants have been marked to fair value resulting in a derivative liability of $3.1 million.  The charge to Change in Fair Value of Convertible Notes and Warrants, related to the Warrants, for the three months ended March 29, 2008 was $0.5 million.  At inception the transaction costs were immediately expensed as part of the fair value adjustment.

The debt discount in the amount of $2.6 million (resulting from the allocation of proceeds) was being amortized to interest expense using the effective interest method over the expected term of the Convertible Notes.  During 2007, as a result of the payment in full of the Convertible Notes, the Company amortized the remaining balance resulting in approximately $2.1 million, which is a component of interest expense.

A summary of the changes in the fair value of the Convertible Notes and the Warrants:

	Fair Value of Notes	Fair Value of Warrant Liabilities	Total
Balance December 31, 2006	$12,740,482	$2,920,553	$15,661,035
Amortization of debt discount	286,810	—	286,810
Fair value adjustment (4)	(417,430)	(217,837)	(199,593)
Redemptions:
- Stock (1)	(1,026,440)	—	(1,026,440)
Balance at March 31, 2007	$11,583,422	$2,702,716	$14,721,812

Balance at December 31, 2007 (2)	$0	$3,244,316	$3,244,316
Fair value adjustment (4)	—	(104,768)	(104,768)
Change in fair value of redeemed Warrant As and Cs at redemption (3) (4)	—	572,250	572,250
Warrant Redemptions:
- Cash Paid for Warrant A redemption (3)	—	(387,591)	(387,591)
- Cash paid for Warrant C redemption (3)	—	(184,659)	(184,659)
Balance at March 29, 2008	$0	$3,139,548	$3,139,547

(1)          Includes a fair value adjustment of $26,440.

(2)          The Company satisfied the Convertible Notes in full on November 7, 2007.  Pursuant to the terms of the Convertible Notes, the Company was required to pay a premium of 20% of the then outstanding balance of the Convertible Notes.

(3)          As a result of the Series C Preferred Stock financing, certain holders of both Warrant As (1,242,426) and Warrant Cs (621,215), through December 31, 2007, exercised their right of redemption, resulting in the Company paying to each redeeming warrant holder the Black-Scholes value of these warrants on the date of notification of redemption.  During the three months ended March 29, 2008 holders of  both Warrant As (303,031) and Warrant Cs (151,516) exercised their right of redemption, resulting in the Company paying to each redeeming warrant holder the Black-Scholes value of these warrants on the date of notification of redemption.

(4)          Amounts included in change in fair value of Convertible Notes and warrants on consolidated statement of operations.

The Company paid the January 31, 2007 interest payment due in cash.

Valuation - Methodology and Significant Assumptions

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

In estimating the fair value of the Convertible Notes and Warrants the following methods and significant input assumptions were applied:

Methods

•                  A binomial model was utilized to estimate the fair value of the Convertible Notes at December 31, 2006 and March 31, 2007.  A binomial model represents finite possible paths of the underlying instruments price over the life of the instrument and is most practical in valuations involving variable inputs or when the option/conversion feature is both exercisable and exercise prior to maturity is favorable (i.e., an American option).  The binomial model considers the key features of the Convertible Notes, and is subject to the significant assumptions discussed below.  First, a discrete simulation of the Company’s stock price was conducted at each monthly step (node) throughout the expected life of the instrument.  Second, an analysis of all future debt repayments was conducted using an appropriate discount rate, while considering the 10% discount in the event repayments are settled with shares rather than with cash, to estimate the fair value of the debt at each monthly date.  The Stated Rate 6-Month LIBOR Condition was estimated by utilizing a 6-month LIBOR forward yield curve based on LIBOR rates and interest rate swaps.  Third, an analysis of the higher of the fair value of debt or conversion/redemption value was conducted relative to each node.  Fourth, an analysis of the higher of a holding position (i.e., fair value of a future node value discounted using an applicable discount rate) or the fair value result of the second step above was conducted relative to each node until a final fair value of the instrument is concluded at initial node, representing the valuation date.  This model requires the following key inputs with respect to the Company and/or instrument:

Input	Dec. 31, 2006	March 31, 2007 (1)
Quoted Stock Price	$1.14	$1.30
Conversion Price	$1.65	$1.65
Time to Maturity (in years)	4.55	4.30
Stock Volatility	90%	84%
Risk-Free Rate	4.71%	4.54%
Dividend Rate	0%	0%

(1) The Convertible Notes were paid off in full on November 7, 2007.

•                  A binomial lattice model was utilized to estimate the fair value of Warrant As at December 31, 2006, March 31, 2007, December 31, 2007 and March 29, 2008, as well as the fair value of the Placement Agent Warrants at December 31, 2006 and the Warrant Cs at December 31, 2007 and March 29, 2008.  A binomial lattice model was utilized to estimate the fair value of the Warrant Bs at December 31, 2006, March 31, 2007. The binomial model considers the key features of the Warrants, and is subject to the significant assumptions discussed below.  First, a discrete simulation of the Company’s stock price was conducted at each node and throughout the expected life of the instrument.  Second, an analysis of the higher of a holding position (i.e., fair value of a future node value discounted using an applicable discount rate) or exercise position was conducted relative to each node, which considers the non-exercise period, until a final fair value of the instrument is concluded at the node representing the valuation date.  This model requires the following key inputs with respect to the Company and/or instrument:

Warrant As
Input	Dec. 31, 2006	March 31, 2007	Dec. 31, 2007	Mar. 29, 2008
Quoted Stock Price	$1.14	$1.30	$1.650	$1.84
Conversion Price	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	6.55	6.31	5.60	5.30
Stock Volatility	91%	88%	83%	80%
Risk-Free Rate	4.70%	4.57%	3.53%	2.57%
Dividend Rate	0%	0%	0%	0%
Non-Exercise Period	Until 1/19/2007	N/A	N/A	N/A

Warrant Bs (1)
Input	Dec. 31, 2006	March 31, 2007
Quoted Stock Price	$1.14	$1.30
Conversion Price	$1.68	$1.68
Time to Maturity (in years)	0.67	0.42
Stock Volatility	72%	68%
Risk-Free Rate	5.06%	5.04%
Dividend Rate	0%	0%
Non-Exercise Period	Until 1/19/2007	N/A

(1) the Warrant Bs were exercised in full on July 17, 2007.

Warrant Cs (1)
Input	Dec. 31, 2007	Mar. 29, 2008
Quoted Stock Price	$1.650	$1.84
Conversion Price	$1.815	$1.815
Time to Maturity (in years)	6.5	6.3
Stock Volatility	85%	85%
Risk-Free Rate	3.64%	2.77%
Dividend Rate	0%	0%
Non-Exercise Period	Until 1/17/08	N/A

(1) Warrant Cs were issued on July 17, 2007 upon the exercise of the Warrant Bs.

Placement Agent Warrants
Input	Dec. 31, 2006
Quoted Stock Price	$1.14
Conversion Price	$1.87
Time to Maturity (in years)	4.55
Stock Volatility	86%
Risk-Free Rate	4.71%
Dividend Rate	0%
Non-Exercise Period	Until 1/19/2007

•                  A Black-Scholes option pricing model was utilized to estimate the fair value of Placement Agent Warrants at March 31, 2007, December 31, 2007 and March 29, 2008. A change in method from the binomial to Black-Scholes was warranted because the warrants’ non-exercise period ended prior to the valuation date and all required inputs were fixed. This model requires the following key inputs with respect to the Company and/or instrument:

Input	March 31, 2007	Dec. 31, 2007	March 29, 2008
Quoted Stock Price	$1.30	$1.65	$1.84
Conversion Price	$1.87	$1.87	$1.87
Time to Maturity (in years)	4.30	3.55	3.31
Stock Volatility	84%	70%	70%
Risk-Free Rate	4.54%	3.175%	1.91%
Dividend Rate	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A

Significant Assumptions:

•                  Penalties upon an event of default and liquidated damages are fully reflected in the fair values of the Convertible Notes.  These features are typical protective features in similar convertible instruments and accordingly are fully considered in our market based inputs for volatility, interest rates, and appropriate discount rates;

•                  The Convertible Notes’ Equity Conditions are assumed to have been met throughout the life of the instrument;

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

Note K. Redeemable Convertible Series B and Series C Preferred Stock

Series B Convertible Preferred Stock

340 and 345 shares of Series B Preferred Stock were outstanding as of March 29, 2008 and March 31, 2007, respectively.  As of March 29, 2008 and March 31, 2007, the Series B Preferred Stock was convertible into 1,096,774 and 849,754 shares of Common Stock, respectively.  As of March 29, 2008 and March 31, 2007, the conversion price of the Series B Preferred Stock was $1.55 and $2.03, respectively, per share.

As a result of the issuance of shares of common stock in lieu of cash for the principal payments due on the Convertible Notes (see Note J. Convertible Debt Instruments and Warrant Liabilities), the issuance of common stock to the landlord, the Company recorded the following non-cash charges as interest expense in its Statement of Operations during the three months ended March 31, 2007 and adjusted the conversion price on the Series B Preferred Stock as follows:

Date	Type of Payment	Conversion/ Exercise Price	Adjusted Conversion/ Exercise Price (1)	Interest Expense
1/3/07	Lease settlement issuing 850,000 shares	$2.06	$2.04	$16,912
2/28/07	Principal payment issuing 445,899 shares	$2.04	$2.03	$8,498

(1)          After the adjustments made to the conversion price during the year ended December 31, 2007, the 340 outstanding shares of Series B Preferred Stock are convertible into 1,096,774 shares of common stock at a conversion price of $1.55 per share.

There were no adjustments to the conversion price of the Series B Preferred Stock during the quarter ended March 29, 2008.

Series C Convertible Preferred Stock

On November 8, 2007, the Company entered into a Stock and Warrant Purchase agreement with Rockport Capital Partners II, L.P. and NGP Energy Technology Partners, L.P. (the “Investors”).  Under this purchase agreement, the Investors agreed to purchase in a private placement up to 25,000 shares of the Company’s newly created Series C convertible preferred stock (the “Series C Preferred Stock”) and warrants to purchase up to 19,711,539 shares of common stock, for an aggregate gross purchase price of $25.0 million.  Each share of Series C Preferred Stock initially converts into common stock at a price equal to $1.04 per share, subject to adjustment.

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

At the second closing, which occurred on December 20, 2007, following stockholder approval, the Company issued 15,000 shares of Series C Preferred Stock for an aggregate gross purchase price of $15.0 million, of which $10.0 million was paid through the cancellation of the promissory notes previously issued to the Investors on November 7, 2007.  These shares are currently convertible into 14,423,076 shares of common stock.  At this closing, the Company also issued warrants to purchase an aggregate of 4,449,467 shares of common stock at an exercise price of $1.25 per share.  These warrants are exercisable for a seven-year term and are exercisable immediately.

In the purchase agreement, the Company also agreed to issue the Investors additional warrants in the event that the holders of certain existing warrants (none of whom are affiliated with the Investors) exercise those warrants in the future.  Upon such exercises, the Company will issue to the Investors additional warrants to purchase common stock equal to one-half of the number of shares of common stock issued upon exercise of these existing warrants.  The exercise price of these warrants will be $1.25 per share.  As of March 29, 2008, if all of these existing warrants are exercised, the Company would need to issue warrants to purchase an additional 3,430,258 shares of common stock to the Investors.

Dividends on Series C Preferred Stock

The shares of Series C Preferred Stock accrue a cumulative dividend at a rate of 5% per annum of the Stated Liquidation Preference Amount, as defined below.  Dividends on the Series C Preferred Stock shall be cumulative, shall accrue, whether or not declared, and be payable quarterly in cash or, at the Company’s option, added to the Stated Liquidation Preference Amount. So long as any shares of Series C Preferred Stock are outstanding, the Company shall not declare, pay or set apart for payment any dividend or make any distribution on any Series B Preferred Stock (other than dividends or distributions paid on the Series B Preferred Stock in common stock in accordance with the terms of the Series B Preferred Stock) or junior stock (other than dividends or distributions on common stock payable solely in shares of common stock), unless at the time of such dividend or distribution the Company shall have paid all accrued and unpaid dividends on the outstanding shares of Series C Preferred Stock.  In addition, so long as any shares of Series C Preferred Stock are outstanding, the Company shall not declare, pay or set apart for payment any dividend or make any distribution on any common stock (other than dividends or distributions on common stock payable solely in shares of common stock), unless at the time of such dividend or distribution the Company simultaneously pays a dividend or distribution on each outstanding share of Series C Preferred Stock in an amount equal to the product of (i) the dividend or distribution payable on each share of common stock and (ii) the number of shares of common stock issuable upon conversion of a share of Series C Preferred Stock, calculated on the record date for determination of holders entitled to receive such dividend or distribution.

Voting Rights

The holders of Series C Preferred Stock shall be entitled to notice of all meetings of stockholders in accordance with the Company’s bylaws. On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series C Preferred Stock shall be entitled to cast the number of votes equal to quotient determined by dividing (i) the Series C Original Issue Price ($1,000 per share) of the shares of Series C Preferred Stock held by such holder as of the record date for determining stockholders entitled to vote on such matter by (ii) $1.44 (as adjusted for any stock dividends, combinations, splits and the like with respect to shares of common stock).  Except as provided by law or as described below, holders of Series C Preferred Stock shall vote together with the holders of common stock as a single class.

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

(3)           amend or modify the Company’s certificate of incorporation (including the Certificate of Designation governing the Series C Preferred Stock) or bylaws that would adversely affect the rights, preferences, powers and privileges of the Series C Preferred Stock;

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

(7)           effect a liquidation, consummate a reorganization event or dispose, transfer or license any material assets, technology or intellectual property, other than non-exclusive licenses in connection with sales of the Company’s products in the ordinary course of business;

(8)           consummate any transaction that results in the transfer or issuance of securities, or options, warrants or other rights to receive securities of a subsidiary or any other transaction following which a subsidiary no longer remains wholly-owned by the Company or pursuant to which any third party has a right to purchase securities of a subsidiary;

(9)           change the size of the Company’s board of directors;

(10)         encumber or grant a security interest in all or substantially all or a material part of the Company’s assets except to secure indebtedness permitted above that is approved by the Company’s board of directors;

(11)         acquire a material amount of assets of another entity, through a merger, purchase of assets or purchase of capital stock or otherwise; or

(12)         enter into any agreement to do or cause to be done any of the foregoing.

Liquidation Preference

In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of shares of the Series C Preferred Stock then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of junior stock by reason of their ownership thereof, an amount per share equal to the greater of:

(i) the Series C Original Issue Price ($1,000 per share) plus any dividends accrued but unpaid thereon (the “Stated Liquidation Preference Amount”); or

(ii) such amount per share as would have been payable had all shares of Series C Preferred Stock been converted into common stock immediately prior to such Liquidation (the amount payable to the holders of Series C Preferred Stock pursuant to clause (i) or (ii) of this sentence is hereinafter referred to as the “Series C Liquidation Amount”).

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

Conversion

The holder of Series C Preferred Stock shall have the following conversion rights:

Holder’s Right to Convert.

At any time the holder of any such shares of Series C Preferred Stock may, at such holder’s option, elect to convert all or any portion of the shares of Series C Preferred Stock held by such person into a number of fully paid and nonassessable shares of common stock equal to the quotient of (i) the Stated Liquidation Preference Amount of the shares of Series C Preferred Stock being converted divided by (ii) the conversion price then in effect as of the date of the delivery by such holder of its notice of election to convert.  The initial conversion price of the Series C Preferred Stock is $1.04 per share.  The Series C Preferred Stock will receive weighted average anti-dilution protection in the event of a dilutive issuance in accordance with a formula set forth in the Certificate of Designation, subject to certain exceptions.

Company’s Right to Convert.

At any time on or after November 8, 2009, if the average closing price of the Company’s common stock for any immediately preceding 180-day period exceeds $7.00 (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock), the Company will have the right, but not the obligation, to convert each outstanding share of Series C Preferred Stock into a number of fully paid and nonassessable shares of common stock equal to the quotient of (i) the Stated Liquidation Preference Amount divided by (ii) the conversion price in effect as of the Company conversion date.

Redemption

At any time and from time to time on or after November 8, 2011 the holders of at least 66.7% of the then outstanding shares of Series C Preferred Stock may elect to have all or any portion of the outstanding shares of Series C Preferred Stock redeemed.  The Company shall effect the redemption on a redemption date by paying cash or, at the Company’s election, shares of common stock (valued in the manner described below).

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

The re-pricing of the exercise price of the Tranche I warrants from $1.44 to $1.25, as described above, was treated as a cancellation of the original warrants issued on November 8, 2007 and a re-issuance of new warrants on December 20, 2007.  The difference in fair value of the warrant was included in the allocation of net proceeds associated with the second closing of the Series C Preferred Stock on December 20, 2007.  The Company treated this as a deemed dividend on the Series C Preferred Stock.  The Company recorded a discount, including the re-pricing and beneficial conversion feature of $11,762,887 and recorded a deemed dividend of $11,947,881 to the holders of the Series C Preferred Stock, which included the initial allocation of the discount of $11,762,887 and $184,994 related to the accretion of the Series C Preferred Stock to its redemption value through the date that holders of the Series C Preferred Stock may first exercise their redemption right.  The Company is using the effective interest method to accrete the carrying value of the Series C Preferred stock through the earliest possible redemption date (November 8, 2011), at which time the value of the Series C Preferred Stock would be $30.0 million or 120% of its face value.  The components of the carrying value of the Series C Preferred Stock from inception on November 8, 2007, the year ended December 31, 2007 and the three months ended March 29, 2008, is as follows:

Total
Initial carrying value November 8, 2007	$1,228,210
Deemed dividend through December 31, 2007	$11,762,887
Accretion of original issue discount to redemption value through December 31, 2007	$184,994
Total	$13,176,091
Dividend through December 31, 2007 (1)	$100,000
Balance at December 31, 2007	$13,276,091
Accretion of original issue discount to redemption value for the three months ended March 29, 2008	637,991
Dividend for the three months ending March 29, 2008 (1)	303,962
Balance at March 29, 2008	$14,218,044

(1)          The Company recorded $0.3 million and $0.1 million during the three months ended March 29, 2008 and the year ended December 31, 2007, respectively, as a dividend on the Series C Preferred Stock.  Dividends on the Series C Preferred Stock accrue at a rate of 5% and are payable quarterly.  The Company elected to add the dividend to the liquidation preference of the Series C Preferred Stock and it was recorded as a dividend to the holders of the Series C Preferred Stock.

In valuing the warrants associated with the Series C Preferred Stock the Company used the Black-Scholes option pricing model with the following range of assumptions:

	November 8, 2007	December 20, 2007
Assumptions:
Expected life	4.0 years	5.2 years
Expected volatility	70%	70%
Dividends	none	none
Risk-free interest rate	3.64%	3.48%

The Company has designated the warrants as equity instruments in accordance with EITF 00-19.

Note L. Stock Option Plans

Stock Option Plans

Under the Company’s 1998, 1999, 2000, 2002 and 2005 Stock Option Plans (collectively, the “Plans”), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase up to 17,250,000 shares of the Company’s common stock. At March 29, 2008, 5,118,594 of the 17,250,000 stock options available for grant under the Plans have been granted.

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

The following table summarizes activity of the Company’s stock plans since December 31, 2007:

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(years)	Value
Outstanding at December 31, 2007	5,208,374	$3.25	6.65	$701,797
Grants	89,000	$1.66
Exercises	(70,045)	$1.42
Cancellations	(108,375)	2.91
Outstanding at March 29, 2008	5,118,954	$3.25	6.45	$1,153,283

Exercisable at March 29, 2008	4,066,454	$3.64	5.77	$837,026

Information relating to stock options outstanding as of March 29, 2008 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price

$ 0.41	to	$ 1.37	770,075	7.28	$1.08	704,200	$1.07
$ 1.38	to	$ 1.49	1,085,750	9.32	$1.45	415,750	$1.43
$ 1.51	to	$ 1.76	867,000	7.22	$1.66	794,375	$1.68
$ 1.78	to	$ 2.10	842,967	5.08	$2.02	808,967	$2.02
$ 2.23	to	$ 5.26	777,500	6.90	$3.42	567,500	$3.59
$ 5.69	to	$ 17.56	768,162	1.76	$10.81	768,162	$10.81
$ 17.75	to	$ 17.75	7,500	2.62	$17.75	7,500	$17.75
$ 0.41	to	$ 17.75	5,118,954	6.45	$3.25	4,066,454	$3.64

Options for the purchase of 4,171,624 shares were exercisable at December 31, 2007, with a weighted average exercise price of $3.61.

The Company had no unvested shares of restricted stock outstanding as of March 29, 2008 and December 31, 2007.

As of March 29, 2008, there was approximately $0.9 million of total unrecognized costs related to non-vested share-based compensation arrangements granted under the Plans.  The Company expects to recognize the cost over a weighted average period of approximately 1.26 years.  Options to purchase 70,045 shares were exercised during the three months ended March 29, 2008, and these options had an intrinsic value of approximately $0.1 million on their date of exercise. Options to purchase 5,000 shares were exercised during the three month period ended March 31, 2007, and these options had an intrinsic value of $6,093 on the date of exercise.

During 2000, the Company granted 216,000 non-qualified stock options to employees at an exercise price of $17.56 per share outside of the Board approved Plans. As of December 31, 2007 and March 29, 2008, there were 21,000 options outstanding, respectively, which are included in the above table.

Note M. Warrants

The table below summarizes the Company’s warrants currently outstanding as of March 29, 2008:

Date of Warrant Issuance	Holder of Warrant	Original Warrant to Purchase Shares of Common Stock	Exercise Price $		Warrants Exercised or Redeemed		Warrants Expired	Remaining Shares of Common Stock underlying the warrant	Term (Years)
February 18, 2003	H.C. Wainwright (3)	163,145	$0.01		(152,948)		(10,197)	—	5
February 18, 2003	H.C. Wainwright (3)	42,920	$0.01		(38,321)		(4,599)	—	5
February 18, 2003	H.C. Wainwright (3)	100,148	$0.01		(80,284)		(19,864)	—	5
October 31, 2003	Series B Preferred Investors	1,228,000	$2.93		(112,000)			1,116,000	5
October 31, 2003	Burnham Hill Partners, LLC	150,430	$0.01		(145,248)			5,182	5
December 12, 2004	Silicon Valley Bank	16,164	$2.32					16,164	5
December 22, 2004	December 2004 Financing Investors	2,181,818	$2.00					954,544	5
March 21, 2005	Ardour Capital Investment, LLC (5)	50,000	$2.75				(50,000)	—	3
May 31, 2005	Silicon Valley Bank	151,515	$1.39					151,515	10
August 12, 2005	August 2005 Financing Investors	1,169,038	$1.99					1,169,038	5
August 12, 2005	Ardour Capital Investment, LLC	93,523	$1.84					93,523	5
July 19, 2006	Warrant A, July 2006 Private Placement	3,636,368	$1.82		(1,545,457	)(2)		2,090,911	7
July 19, 2006	Warrant B, July 2006 Private Placement	3,636,368	$1.68		(3,636,368)			—	0.5
July 19, 2006	First Albany Warrants	218,183	$1.87					218,183	5
July 17, 2007	Warrant C, July 2006 Private Placement	1,818,187	$1.82		(772,731	)(2)		1,045,456	7
November 8, 2007	Series C Preferred Warrants (4)	15,262,072	$1.25	(1)				15,262,072	7
December 20, 2007	Series C Preferred Warrants	4,449,467	$1.25					4,449,467	7

Total Warrants outstanding as of March 29, 2008								26,572,055

(1) These warrants originally had an exercise price of $1.44.  Upon the second closing of the Series C Preferred Stock financing on December 20, 2007, these warrants were repriced to $1.25.

(2) Upon the closing of the Series C Preferred Stock financing, the holders of Warrant As and Warrant Cs, related to the July 19, 2006 financing transaction, were able to exercise their redemption rights as it related to these warrants.  In the fourth quarter of 2007, Warrants As and Warrant Cs representing 1,242,426 and 621,215 shares of common stock, respectively, were redeemed resulting in the Company paying to the redeeming warrant holders approximately $2.1 million cash in the aggregate.  During the quarter ended March 29, 2008 Warrant As and Warrant Cs representing 303,031 and 151,516 shares of common stock, respectively, were redeemed resulting in the Company paying to the redeeming warrant holders approximately $0.6 million cash in the aggregate.

(3) These warrants expired unexercised on February 18, 2008.

(4) These warrants vested in full on May 7, 2008, six months from their date of inception.

(5) These warrants expired unexercised on March 21, 2008.

Note N. Recent Accounting Pronouncements

In March 2008, the Financial Statement Accounting Board, or FASB, issued statement No. 161 Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. This standard requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and encourages but does not require comparative disclosures for earlier periods at the initial adoption. The Company is currently in the process of assessing the expected impact of this standard on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement

You should read the following discussion and analysis in conjunction with our consolidated financial statements and notes in Item 1 of this report and with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

In addition to the historical information contained in this report, this report contains or incorporates by reference forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934.  You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “intends,” “estimates,” and similar expressions, whether in the negative or in the affirmative.  Such forward-looking statements includes those related to expected revenue growth, our ability to continue to make interest and principal payments on our Notes in shares of our common stock, our ability to achieve our business plan, and our ability to reduce costs in the future.  Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, these forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.  We caution that these statements are qualified by various factors that may affect future results, including the following: business conditions within the distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive industries and the world economies as a whole; technology developments and contract research and development for both the government and commercial sectors; the ability of our new products in penetrating the distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive markets.  This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, including particularly Part I, Item 1A, “Risk Factors.”

Forward-looking statements contained in this Quarterly Report speak only as of the date of this report.  Subsequent events or circumstances occurring after such date may render these statements incomplete or out of date.  We undertake no obligation and express disclaim any duty to update such statements.

Recent Developments

On February 26, 2008, we entered into a New Loan and Security Agreement (the “New Loan Agreement”) with Silicon Valley Bank (the “Bank”).  Under the terms of the New Loan Agreement, the Bank agreed to provide us with a credit line up to $10.0 million.  Our Obligations under the New Loan Agreement are secured by substantially all of our assets and advances under the New Loan Agreement are limited to 80% of eligible receivables and the lesser of 25% of the value of our eligible inventory, as defined, or $1.0 million.  Interest on outstanding borrowings accrues at a rate per annum equal to the Prime Rate plus one percent (1.0%) per annum, or the LIBOR Rate plus three and three quarter percent (3.75%) per annum.  The New Loan Agreement contains certain financial covenants relating to tangible net worth, as defined, which we must satisfy in order to borrow under the agreement.  In addition we agreed to pay to the Bank a collateral monitoring fee of $750 per month and agreed to the following additional terms:  (i) $50,000 commitment fee, $25,000 to be paid at signing of the New Loan Agreement and $25,000 to be paid on the one year anniversary of the New Loan Agreement; (ii) an unused line fee in the amount of 0.5% per annum of the average unused portion of the revolving line; and (iii) an early termination fee of 0.5% of the total credit line if we terminates the New Loan Agreement prior to 12 months from the New Loan Agreement’s effective date.  The New Loan Agreement, if not sooner terminated in accordance with its terms, expires on February 25, 2010.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, receivable reserves, inventory reserves, goodwill and intangible assets, contract losses and income taxes. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates were discussed with our Audit Committee.  There have been no material changes from the “Critical Accounting Policies and Significant Judgments and Estimates” previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  of our Annual Report on Form 10-K for the fiscal year ending December 31, 2007.

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

We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed-upon the final indirect cost rates for the fiscal year ended September 30, 2003. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of March 29, 2008 and December 31, 2007, we have accrued approximately $1.4 million and $1.3 million, respectively, for anticipated contract losses on commercial contracts.

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

Convertible Debt Instruments and Warrant Liabilities

We accounted for our senior secured convertible notes (the “Convertible Notes”), which were paid off on November 7, 2007, and associated warrants in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The Convertible Notes included features that qualify as embedded derivatives, such as (i) the holders’ conversion option, (ii) our option to settle the Convertible Notes at the scheduled dates in cash or shares of our common stock and (iii) premiums and penalties we would be liable to pay in the event of default.  As permitted under SFAS 155, we irrevocably elected, as of January 1, 2007, to measure the Convertible Notes in their entirety at fair value with changes in fair value recognized as either gain or loss.  Subsequent to the pay-off of the Convertible Notes, we will continue to account for the associated warrants as described above.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of approximately $51.9 million as of December 31, 2007, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which is the asset and liability method for accounting and reporting for income taxes. Under SFAS No. 109, deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. In addition, SFAS No. 109 requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The tax years 2002 through 2007 remain open to examination by major taxing jurisdictions to which we are subject, which are primarily in the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they are or will be used in a future period.  We are currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years.  We did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying financial statements.  We would record any such interest and penalties as a component of interest expense.  We do not expect any material changes to the unrecognized benefits within 12 months of the reporting date.

Redeemable Convertible Series B Preferred Stock

We account for our Series B Preferred Stock and associated warrants in accordance with in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series B Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities.  We determined the initial value of the Series B Preferred Stock and investor warrants using valuation models it considers to be appropriate.  The Series B Preferred Stock is classified within the liability section of our balance sheet.  To the extent that the Series B Preferred Stock is subject to a remeasurement event under EITF Topic D-98 or is otherwise modified, the Series B Preferred Stock will be reclassified to temporary equity.

Convertible Series C Preferred Stock

We account for our Series C Preferred Stock and associated warrants in accordance with in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series C Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities and in accordance with EITF Topic D-98, classifying the Series C Preferred Stock on the balance sheet between the captions for liabilities and shareholder’s equity.  We determined the initial value of the Series C Preferred Stock and investor warrants using valuation models we consider to be appropriate.  We are using the effective interest method to accrete the carrying value of the Series C Preferred stock through the earliest possible redemption date (November 8, 2011), at which time the value of the Series C Preferred Stock would be $30.0 million or 120% of its face value.

Results of Operations

Three Months Ended March 29, 2008 (“2008”) Compared to Three Months Ended March 31, 2007 (“2007”)

Product Revenue.  Total product revenue for 2008 increased approximately $7.2 million or 110% from $6.5 million in 2007 to $13.7 million in 2008.

	Three Months Ended
	(in thousands)
	March 29,	March 31,
Division	2008	2007	$ Change	% Change
Power Systems, US	$928	$735	$193	26%
Power Systems, Canada	10,176	3,604	6,572	182%
Electronics	2,598	2,194	404	18%
Total product revenue	$13,702	$6,533	$7,169	110%

The increase of $6.6 million in revenue in 2008 in the Power Systems, Canada division, as compared to 2007, was largely due to an increase in Solar Converter line revenue of approximately $4.1 million, an increase of approximately $1.6 million in Fuel Cell product line revenue, and to a lesser extent, an increase of approximately $0.1 million in Industrial Power Supplies revenue, $0.1 million in Frequency Converters revenue and $0.6 million in other revenue.

The increase of $0.2 million in revenue in 2008 in the Power Systems US division, as compared to 2007, was largely due an increase Motor product line revenues of approximately $0.9 million.

Revenues in the Electronics division increased approximately $0.4 million in 2008, as compared to 2007.  The increase was primarily due to an increase in commercial customer revenue of approximately $0.5 million, offset by a decrease in sales of approximately $0.2 million to government customers as compared to 2007.

Funded research and development and other revenue.  Funded research and development and other revenue decreased from $1.8 million in 2007 to $1.2 million in 2008.  Approximately $0.8 million of the decrease was due to a government contract being completed in 2007 and an approximately $0.2 million decrease in other commercial contract revenue over the same period in 2007.  The decrease was offset by an increase of approximately $0.4 million in Department of Defense contract revenue over the same period in 2007.

Cost of product revenue.  Cost of product revenue increased $6.3 million, or 99%, from $6.4 million in 2007 to $12.6 million in 2008.

	Three Months Ended
	(in thousands)
	March 29,	March 31,
Division	2008	2007	$ Change	% Change
Power Systems, US	$842	$1,025	$(183)	-18%
Power Systems, Canada	9,505	3,705	5,800	157%
Electronics	2,301	1,640	661	40%
Total cost of product revenue	$12,648	$6,370	$6,278	-99%

The increase was primarily attributable the mix of products sold during the period and higher revenues compared to fiscal 2007 in all of our divisions.

Gross Margin. Gross margins on product revenue increased from 2% for 2007 to 7% in 2008.  Gross margin by division is broken out below.

	Three Months Ended
	March 29,	March 31,
Division	2008	2007
Power Systems, US	9%	-39%
Power Systems, Canada	7%	-3%
Electronics	11%	25%
Total gross margin %	8%	2%

In our Power Systems, US division, the increase in gross margin by 48% is a direct result of the increase in revenue for 2008 as compared to 2007, and lower overall overhead costs as compared to 2007. Our Power Systems, Canada division had an increase in gross margin of 10% partially due to a change in the product mix and increased revenues.  The decrease in gross margin of 14% in our Electronics division is primarily due to mix of products sold resulting higher material and labor costs during the period as compared to 2007.

Funded research and development and other revenue expenses.  Funded research and development and other revenue expenses decreased by approximately $0.4 million, or 35%, from $1.4 million in 2007 to $1.0 million in 2008.   The gross margin on funded research and other revenue decreased from 24% in 2007 to 14% in 2008. This decrease is a due to the decrease in revenue for 2008 and the mix of business in 2008 as compared to 2007.

Unfunded research and development expenses.  We expended approximately $1.0 million on unfunded research and development in 2008 compared with approximately $0.7 million spent in 2007.  The spending in 2008 and 2007 was related primarily for the development of new products and technologies in our Power Systems, Canada division.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by approximately $0.3 million, or 9%, from $2.8 million in 2007 to $3.1 million in 2008.  Approximately $0.3 million of the increase was associated with higher sales and marketing costs in our Power Systems, Canada division in 2008.

Amortization of intangibles.  Amortization of intangibles remained flat at $0.1 million.

Change in fair value of Convertible Notes and warrants.  The change in fair value of the Convertible Notes and warrants for 2008 was a charge of approximately $0.5 million.  The change in fair value of the Convertible Notes and warrants for 2007 was a credit of approximately $0.2 million.

Other Income (expense).  Other income was approximately $54,000 for 2008 compared to other expense of approximately $40,000 for 2007.  Other income for 2008 consists primarily of approximately $70,000 related to order cancellation charges during the period off set by fees paid related to consulting services for the valuation of our Convertible Note financing transaction as well as other expenses not related to ongoing operations.  Other expense for 2007 consists primarily of consulting services related to the valuation of our Convertible Note financing transaction as well as other expenses not related to ongoing operations.

Interest income.  Interest income remained flat at $0.1 million and is directly attributable to our cash on hand.

Interest expense.  Interest expense decreased $0.6 million in 2008 to $47,000 as compared to $0.6 million in 2007.  Interest expense for 2008 includes approximately $30,000 of non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock and interest on outstanding amounts under our line of credit during the period.  Interest expense in fiscal 2007 includes approximately $260,000 of non-cash interest associated with payments on our Notes, approximately $300,000 in amortization of the debt discount on our July 2006 Senior Secured Notes, and approximately $30,000 of non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock.

Deferred Revenue.  Deferred revenue was approximately $12.3 million at March 29, 2008 as compared to $8.1 million at December 31, 2007, an increase of $4.2 million.  We record deferred revenue (i) when a customer pays in advance or (ii) when provisions for revenue recognition on items shipped have not been achieved or the items have not yet been received by the customer due to shipping terms such as FOB destination.

Currently deferred revenue is composed of approximately $2.3 million for two Rotary UPS units that have been shipped to the customer site and are awaiting customer installation and final on-site acceptance testing, $1.8 million in our Applied Technology division related to the second stage of a Flywheel Generation Set order for which the customer has paid a significant portion of the sales price in advance of delivery (these units were delivered in April 2008 and will be included in our Applied Technology’s revenue for that quarter when reported) and approximately $2.1 million of the $7.7 million in our Power Systems, Canada division related to pre-payments received on orders currently being manufactured, $4.0 million related to a project with the Navy for which all units have been delivered during the fist quarter of 2008 and are awaiting commissioning and on-site acceptance by the Navy and approximately $2.1 million related to extended warranty contracts on products sold.   For items that have shipped and are awaiting recognition of revenue their costs are included in our finished goods inventory value at the end of the period.

Liquidity and Capital Resources

As of March 29, 2008, we had approximately $11.8 million of cash, of which approximately $0.1 million was restricted.

Based upon our current working capital position, current operating plans and expected business conditions, we believe that our current cash, as well as the availability from our new line of credit with Silicon Valley Bank, will be adequate to fund our operations through March 31, 2009.  In the long run, we expect to fund our working capital needs and other commitments primarily through our operating cash flow, which we expect to improve as we improve our operating margins and grow our business. We also expect to rely on our credit facility to fund a portion of our capital needs and other commitments.

Our funding plans for our working capital needs and other commitments may be adversely impacted if we fail to realize our underlying assumed levels of revenues and expenses or if we fail to remain in compliance with the covenants of our bank line.  If either of those events occur, we may need to raise additional funds in order to sustain operations by selling equity or taking other actions to conserve our cash position, which could include selling of certain assets, delaying capital expenditures and incurring additional indebtedness, subject to the restrictions in the preferred stock financing with the investors and in the new credit facility with Silicon Valley Bank. Such actions would likely require the consent of the investors and/or Silicon Valley Bank, and there can be no assurance that such consents would be given. Furthermore, there can be no assurance that we will be able to raise such funds if they are required

If additional funds are raised in the future through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders will experience additional dilution. The terms of additional funding may also limit our operating and financial flexibility. There can be no assurance that additional financing of any kind will be available to us on terms acceptable to us, or at all. Failure to obtain future funding when needed or on acceptable terms would materially, adversely affect our results of operations.

As a result of the preferred stock financing, the holders of certain outstanding warrants had the right for a limited period of time (45 days after each closing) to seek redemption of those warrants at their Black-Scholes value.  During the first quarter of fiscal 2008, we paid approximately $0.6 million to redeem Warrant As representing 303,031 shares of common stock and Warrant Cs representing 151,516 shares of common stock.  Following these redemptions, as of March 29, 2008, Warrant As representing 2,090,911 shares of common stock and Warrant Cs representing 1,045,456 shares of common stock remain outstanding.  The redemption periods under these warrants associated with our preferred stock financing have expired.  If these redemption rights are triggered again in the future as a result of subsequent equity issuances below $1.65 per share, our liquidity position would be adversely impacted.

We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of March 29, 2008, we had an accumulated deficit of approximately $180.2 million.  Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities and convertible debt, public security offerings, borrowings under our previous line of credit and capital equipment leases.

As of March 29, 2008, our cash and cash equivalents were $11.8 million, including restricted cash and cash equivalents of $0.1 million; this represents a decrease in our cash and cash equivalents of approximately $0.9 million from the $12.7 million on hand at December 31, 2007. Cash used in operating activities for the three months ended March 29, 2008 was $3.2 million as compared to $2.5 million for the three months ended March 31, 2007. Cash used in operating activities during the three months ended March 29, 2008 was primarily attributable to the net loss of approximately $3.4 million offset by non-cash items such as the change in the fair value of our warrants, depreciation and amortization, deferred revenue, non-cash compensation and consulting expense, non-cash interest expense and decreases in working capital.

Cash used in investing activities during the three months ended March 29, 2008 was $0.2 million as compared to $0.2 million for the three months ended March 31, 2007.  Cash used in investing activities during these periods was a result of capital expenditures during each of the respective periods.

Cash provided by financing activities for the three months ended March 29, 2008 was approximately $2.6 million as compared to cash provided by financing activities of $0.1 million for the three months ended March 31, 2007. Net cash provided by financing activities during 2008 primarily related to borrowings under our line of credit of $3.0 million and approximately $0.1 million from the exercise employee stock options and offset in part by approximately $0.6 million paid to warrant holders exercising their redemption right during the period and payments on our capital lease obligations.  Net cash used in financing activities during 2007 primarily related to payments on our capital lease obligations.

Payments Due Under Contractual Obligations

We lease equipment and office space under non-cancelable capital and operating leases. The future minimum rental payments as of March 29, 2008 under the capital and operating leases with non-cancelable terms are included in the table below:

Calendar Years Ending December 31,	Capital Leases	Operating Leases

2008	$8,630	$1,017,623
2009	11,573	$1,058,346
2010	11,573	$523,797
2011	11,573	$159,408
2012	11,573	$—
Thereafter	1,931	$—

Total	$56,853	$2,759,174

Effects of Inflation

We believe that inflation and changing prices over the past three years have not had a significant impact on our net revenue or on our income from continuing operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance, of the effectiveness of our disclosure controls and procedures as of March 29, 2008. Based upon that evaluation, the Chief Executive Officer and Vice President of Finance concluded that our disclosure controls and procedures are effective as of March 29, 2008.

(b) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to routine litigation and proceedings in the ordinary course of business.  We are not aware of any current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or net cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SATCON TECHNOLOGY CORPORATION
Date: May 13, 2008	By:

/s/ DAVID E. O’NEIL
David E. O’Neil
Vice President, Finance and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1

Loan and Security Agreement, dated as of February 26, 2008, between Silicon Valley Bank and the Company, SatCon Power Systems, Inc., SatCon Applied Technology, Inc., SatCon Electronics, Inc. and SatCon Power Systems Canada Ltd.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002