Form 10-Q
period 2008-06-28
SATCON TECHNOLOGY CORP
filed 2008-08-12
CIK 889423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2008

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

Common Stock, $0.01 Par Value,

50,995,962 shares outstanding as of August 1, 2008.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 28,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$9,769,382	$12,615,566
Restricted cash and cash equivalents	84,000	84,000
Accounts receivable, net of allowance of $139,350 and $211,263 at June 28, 2008 and December 31, 2007, respectively	10,253,131	10,462,323
Unbilled contract costs and fees	493,694	536,567
Inventory	20,865,346	17,190,424
Prepaid expenses and other current assets	963,411	1,073,194
Total current assets	42,428,964	41,962,074
Property and equipment, net	2,978,599	3,059,651
Goodwill, net	704,362	704,362
Intangibles, net	596,595	793,739
Other long-term assets	57,481	88,851
Total assets	$46,766,001	$46,608,677

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank line of credit	$3,000,000	$—
Accounts payable	6,112,552	9,153,234
Accrued payroll and payroll related expenses	1,850,446	1,880,867
Other accrued expenses	3,783,994	3,453,883
Accrued contract losses	1,368,642	1,300,000
Accrued restructuring	451,152	—
Deferred revenue	14,108,156	8,103,093
Total current liabilities	$30,674,942	$23,891,077

Warrant liability	5,536,264	3,244,316
Redeemable convertible Series B preferred stock (340 shares issued and outstanding at June 28, 2008 and December 31, 2007; face value $5,000 per share; liquidation preference $1,700,000)	1,700,000	1,700,000
Other long-term liabilities	194,579	133,900
Total liabilities	$38,105,785	$28,969,293

Commitments and contingencies (Note H)
Redeemable convertible Series C preferred stock (25,000 shares issued and outstanding at June 28, 2008 and December 31, 2007, face value $1,000 per share, liquidation preference $30,000,000 at June 28, 2008 and December 31, 2007)	15,091,845	13,276,091

Stockholders’ equity (deficit):
Common stock; $0.01 par value, 200,000,000 shares authorized; 50,921,737 and 49,803,979 shares issued and outstanding at June 28, 2008 and December 31, 2007, respectively	509,217	498,040
Additional paid-in capital	181,985,571	180,933,100
Accumulated deficit	(188,174,472)	(176,757,615)
Accumulated other comprehensive loss	(751,945)	(310,232)
Total stockholders’ equity (deficit)	$(6,431,629)	$4,363,293
Total liabilities and stockholders’ equity (deficit)	$46,766,001	$46,608,677

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenue:
Product revenue	$13,130,161	$9,919,486	$26,832,651	$16,452,072
Funded research and development and other revenue	3,807,450	1,774,666	4,991,128	3,559,845
Total revenue	$16,937,611	$11,694,152	$31,823,779	$20,011,917
Operating costs and expenses:
Cost of product revenue	12,410,366	10,044,974	25,058,835	16,415,446
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	2,666,547	1,312,047	3,682,420	2,668,846
Unfunded research and development expenses	1,250,582	645,603	2,248,660	1,323,012
Total research and development and other revenue expenses	$3,917,129	$1,957,650	$5,931,080	$3,991,858
Selling, general and administrative expenses	5,451,620	3,113,879	8,606,875	5,937,720
Amortization of intangibles	78,572	83,773	157,144	193,594
Restructuring costs	606,607	—	606,607	—
Total operating costs and expenses	$22,464,294	$15,200,276	$40,360,541	$26,538,618
Operating loss	$(5,526,683)	$(3,506,124)	$(8,536,762)	$(6,526,701)
Change in fair value of convertible notes and warrants	(2,396,717)	385,035	(2,864,198)	584,628
Other expense, net	(64,509)	(24,925)	(10,777)	(65,479)
Interest income	70,886	36,692	140,271	122,231
Interest expense	(98,634)	(626,322)	(145,391)	(1,235,706)
Net loss	$(8,015,657)	$(3,735,644)	$(11,416,857)	$(7,121,027)

Accretion on Series C Preferred Stock to redemption value	(679,008)	—	(1,317,000)	—
Dividend on Series C Preferred Stock	(310,792)	—	(614,754)	—
Deemed dividend on Series C Preferred Stock	(116,000)	—	(116,000)	—

Net loss attributable to common stockholders	$(9,121,457)	$(3,735,644)	$(13,464,611)	$(7,121,027)

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.18)	$(0.09)	$(0.27)	$(0.17)

Weighted average number of common shares, basic and diluted	50,414,800	42,869,473	50,174,860	42,132,067

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the six months ended June 28, 2008

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
Balance, December 31, 2007	49,803,979	$498,040	$180,933,100	$(176,757,615)	$(310,232)	$4,363,293

Net loss				(11,416,857)	—	(11,416,857)	$(11,416,857)
Beneficial conversion feature on Series C Preferred Stock	—	—	116,000	—	—	116,000	—
Series C Preferred Stock deemed dividend	—	—	(116,000)	—	—	(116,000)	—
Issuance of warrants to Series C Preferred Stockholders	—	—	116,000	—	—	116,000	—
Issuance of common stock to 401(k) Plan	156,863	1,568	270,416	—	—	271,984	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock	679,919	6,799	1,155,127	—	—	1,161,926	—
Issuance of common stock in lieu of six-month cash dividend on redeemable convertible Series B preferred stock.	43,873	439	67,561	—	—	68,000	—
Issuance of common stock in connection with the exercise of warrants to purchase common stock	154,757	1,548	199,544	—	—	201,092	—
Issuance of restricted stock to employees	82,346	823	144,930	—	—	145,753	—
Accretion of Series C Preferred Stock to its redemption value	—	—	(1,317,000)	—	—	(1,317,000)	—
Issuance of warrants to purchase common stock to contractor	—	—	121,000	—	—	121,000	—
Dividend on Series C Preferred Stock	—	—	(614,754)	—	—	(614,754)	—
Employee stock-based compensation	—	—	909,647	—	—	909,647	—
Foreign currency translation adjustment	—	—	—	—	(441,713)	(441,713)	(441,713)
Comprehensive loss	—	—	—	—	—	—	$(11,858,570)
Balance, June 28, 2008	50,921,737	$509,217	$181,985,571	$(188,174,472)	$(751,945)	$(6,431,629)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(11,416,857)	$(7,121,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	776,427	829,039
Provision for uncollectible accounts	(28,641)	(11,973)
Provision for excess and obsolete inventory	251,135	209,954
Non-cash compensation expense, including stock based compensation costs of $909,647 and $336,895 for the six months ended June 28, 2008 and June 30, 2007, respectively	1,195,943	622,795
Non-cash expense associated with the issuance of warrants	121,000
Change in fair value of senior secured convertible notes and investor and placement agent warrant liability	2,864,198	(584,628)
Non-cash interest expense	68,000	1,143,133
Changes in operating assets and liabilities:
Accounts receivable	63,674	(678,666)
Unbilled contract costs and fees	42,873	(44,496)
Prepaid expenses and other current assets	106,987	(2,637,179)
Inventory	(4,204,916)	(6,660,795)
Other long-term assets	13,901	(1,600)
Accounts payable	(2,900,297)	2,281,413
Accrued payroll and payroll related expenses and other expenses	474,427	306,286
Accrued contract losses	99,851	(78,326)
Accrued restructuring	451,152	679,895
Deferred revenue	6,126,013	7,268,868
Other liabilities	(27,025)	(2,406)
Total adjustments	5,494,702	2,641,314
Net cash used in operating activities	(5,922,155)	(4,479,713)
Cash flows from investing activities:
Purchases of property and equipment	(441,619)	(702,568)
Net cash used in investing activities	(441,619)	(702,568)
Cash flows from financing activities:
Net borrowings under line of credit	3,000,000	—
Payments related to warrant holder redemption rights	(572,250)	—
Repayment of long-term debt	—	(81,530)
Repayment of Senior Secured Convertible Notes	—	(500,000)
Net proceeds from exercise of options to purchase common stock	1,196,926	754
Net proceeds from exercise of warrants to purchase common stock	201,092	—
Net cash provided (used in) by financing activities	3,825,768	(580,776)
Effect of foreign currency exchange rates on cash and cash equivalents	(308,178)	406,027
Net decrease in cash and cash equivalents	(2,846,184)	(5,357,030)
Cash and cash equivalents at beginning of period, including restricted cash and cash equivalents	12,615,566	7,274,827
Cash and cash equivalents at end of period, including restricted cash and cash equivalents	$9,769,382	$1,917,797

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-Cash Investing and Financing Activities:
Valuation adjustment for Series B preferred stock and warrants	$—	$41,730
Employee stock-based compensation.	$909,647	$336,896
Common stock issued related to 401(k) contributions.	$271,984	$285,103
Common stock issued in lieu of interest on Senior Secured Notes.	$—	$556,741
Common stock issued for principal payment on Senior Secured Notes	$—	$2,818,722
Amortization of debt discount associated with the valuation of the Senior Secured Notes	$—	$544,252
Common stock issued in lieu of dividends on redeemable convertible Series B Preferred Stock	$68,000	$69,000
Accretion of redeemable convertible preferred stock discount	$1,317,000	$—
Financing of long term capital leases	$87,704	$—
Issuance of warrants and beneficial conversion feature	$232,000	$—
Interest and Income Taxes Paid:
Interest	$77,391	$270,000
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 28, 2008 (“2008”) AND June 30, 2007 (“2007”)

(Unaudited)

Note A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its wholly-owned subsidiaries (collectively, the “Company”) as of June 28, 2008 and for the three and six months then ended and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and six months ended June 28, 2008 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note B. Realization of Assets and Liquidity

The Company anticipates that its current cash, along with the availability under its credit facility with Silicon Valley Bank, will be sufficient to fund its operations through at least June 30, 2009.   The Company has developed a business plan that envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past.  Although the Company believes it has developed a realistic business plan, there is no assurance that it can achieve these objectives.  Accordingly, if the Company is unable to realize its business plan or does not remain in compliance with the covenants of the credit facility, the Company would need to raise additional funds in the near future in order to sustain operations by selling equity or taking other actions to conserve its cash position, which could include selling of certain assets and incurring additional indebtedness.  Such actions would likely require the consent of the holders of the Company’s Series C Preferred Stock (the “Investors”), and there can be no assurance that such consent would be given.  Furthermore, there can be no assurance that the Company will be able to raise such funds if they are required.

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

The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of June 28, 2008 and December 31, 2007, the Company has accrued $1.4 million and $1.3 million, respectively, for anticipated contract losses on commercial contracts. The Company recorded a charge to operations of approximately $0.1 million during the six month period ended June 28, 2008.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, overnight repurchase agreements with Silicon Valley Bank (the “Bank”) and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At June 28, 2008, the Company had approximately $9.2 million invested in a money market account with a national bank. At June 28, 2008 and December 31, 2007, the Company had restricted cash of approximately $84,000, of which $34,000 related to the security deposit requirement, which is backed by a stand-by letter of credit, and $50,000 related to a certificate of deposit backing up the Company’s credit cards. In addition, at June 28, 2008 and December 31, 2007, the Company had overnight repurchase agreements with the Bank of $112,605 and $1,763,502, respectively.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders’ equity including the long-term portion of intercompany advances is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions that are included as a component of other income (expense) were approximately income of $35,000 of income for the six months ended June 28, 2008 and were $77,000 for the six months ended June 30, 2007.   Foreign currency gains (losses) included as a component of cost of goods sold were income of approximately $0.2 million and approximately $0.0 for the six months ended June 28, 2008 and June 30, 2007, respectively.

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

Accounting for Stock-based Compensation

The Company has several stock-based employee compensation plans, as well as stock options issued outside of such plans as an inducement to engage new executives.  The Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) Accounting for Stock-based Compensation, using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated).  Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period.  Previously, the Company had followed Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements.

On March 29, 2005, the SEC issued SAB 107 which expresses the view of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations concerning the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under shares-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. The Company has accounted for its stock option grants in compliance with SAB 107 and Staff Accounting Bulletin No. 110, Year-End Help for Expensing Employee Stock Options (SAB No. 110).

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

The Company recognized the full impact of its share-based compensation arrangements in the consolidated financial statements for the three and six months ended June 28, 2008 and  June 30, 2007 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material.  The following table presents share-based compensation expense included in the Company’s consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Cost of product revenue	$24,438	$12,465	$50,614	$24,932
Funded research and development and other revenue expense	26,795	20,793	53,590	41,922
Unfunded research and development and other revenue expenses	13,693	—	26,445	—
Selling, general and administrative expenses	698,706	183,940	778,998	270,042
Share based compensation expense before tax	$763,632	$217,198	$909,647	$336,896
Income tax benefit	—	—	—	—
Net compensation expense	$763,632	$217,198	$909,647	$336,896

Compensation expense associated with the granting of stock options to employees is being recognized on a straight-line basis over the service period of the option.  In instances where the actual compensation expense would be greater than that calculated using the straight-line method, the actual compensation expense is recorded in that period.

During the period ended June 28, 2008, the Company accelerated unvested options for one of its senior executives.  In addition, the Company extended the time to exercise these options, normally ninety days, to two years from the date of his last day of employment.  As a result, the Company recorded a  non-cash restructuring charge of approximately $146,000, of which approximately $39,000 related to the acceleration of unvested options and $107,000 related to the extension of time to exercise these options.  The company valued this extension using a Black-Scholes option pricing model.

The weighted average grant date fair value of options granted during the three and six months ended June 28, 2008 and June 30, 2007 were $1.96 and $1.95 and $1.18 and $1.17, respectively, per option.  The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended		Six Months Ended
Assumptions:	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Expected life (1)	5.0 years - 6.25 years	5.0 years - 6.25 years	5.0 years - 6.25 years	5.0 years - 6.25 years
Expected volatility range (2)	80.1% - 84.5%	84.7% - 86.21%	80.1% - 89.5%	84.7% - 89.9%
Dividends	none	none	none	none
Risk-free interest rate (3)	2.8% - 3.0%	4.8%	2.70% – 3.16%	4.5% - 4.8%
Forfeiture Rate (4)	6.25%	6.25%	6.25%	6.25%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable, debt instruments, convertible notes, Series B Preferred Stock and Series C Preferred Stock. The estimated fair values of these financial instruments approximate their carrying values at June 28, 2008 and December 31, 2007. The estimated fair values have been determined through information obtained from market sources and management estimates.   The Company’s warrant liability is recorded at fair value.  See “Fair Value Measurement” section below.

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

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition. Level 1 financial assets measured at fair value on a recurring basis consist of money market funds (cash equivalents) of approximately $9.2 million as of June 28, 2008.  Level 2 financial assets measured at fair value on a recurring basis consist of long-term investor warrant liabilities of approximately $5.5 million as of June 28, 2008 (see Note J. Convertible Debt Instruments and Warrant Liabilities Valuation – Methodology and Significant Assumptions).  The Company has no Level 3 financial assets measured at fair value on a recurring basis as of June 28, 2008. Within the Company’s Level 2 financial assets, which consists of the Warrant As, Warrant Cs and the placement agent warrants, the Warrant As and Warrant Cs are being fair valued utilizing a binomial lattice model and the placement agent warrants are being fair valued using a Black-Scholes option pricing model.

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

Redeemable Convertible Series C Preferred Stock

The Company accounts for its Convertible Series C Preferred Stock (the “Series C Preferred Stock”), and associated warrants in accordance with in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series C Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities and in accordance with EITF Topic D-98, classifying the Series C Preferred Stock as temporary equity on the balance sheet between the captions for liabilities and shareholder’s equity.  The Company determined the initial value of the Series C Preferred Stock and investor warrants using valuation models it considers to be appropriate.  The Company is using the effective interest method to accrete the carrying value of the Series C Preferred stock through the earliest possible redemption date (November 8, 2011), at which time the value of the Series C Preferred Stock would be $30.0 million or 120% of its face value.

Note D. Loss per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net loss attributable to common shareholders	$(9,121,457)	$(3,735,644)	$(13,464,611)	$(7,121,027)
Basic and diluted:
Common shares outstanding, beginning of period	49,961,607	42,113,810	49,803,979	40,105,073
Weighted average common shares issued during the period	453,193	755,663	370,881	2,026,994

Weighted average shares outstanding—basic and diluted	50,414,800	42,869,473	50,174,860	42,132,067

Net loss per weighted average share, basic and diluted	$(0.18)	$(0.09)	$(0.27)	$(0.17)

As of June 28, 2008 and June 30, 2007, shares of common stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive.  In addition, shares of common stock issuable upon the conversion of Series B and Series C Preferred Stock were excluded from the diluted weighted average common shares outstanding as their effect would also have been anti-dilutive.   The table below summarizes the option and warrants and convertible preferred stock that were excluded from the calculation above due to their effect being antidilutive:

	June 28, 2008	June 30, 2007
Common Stock issuable upon the exercise of:
Options	9,548,307	4,000,370
Warrants	26,498,383	11,097,308
Total Options and Warrants excluded	36,046,690	15,097,678
Common stock issuable upon the conversion of senior secured convertible notes, at conversion price of $1.65 per share	—	5,454,545
Common Stock issuable upon the conversion of redeemable convertible Series B Preferred Stock	1,096,774	858,024
Common Stock issuable upon the conversion of redeemable convertible Series C Preferred Stock	24,038,461	—
	61,181,925	21,410,247

The Company reports net loss per basic and diluted common share in accordance with SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, except when the effect would be anti-dilutive.  The table below details out shares of common stock underlying securities for which the securities would have been considered dilutive at June 28, 2008 and June 30, 2007 had the Company not been in a loss position:

	# of Underlying Common Shares
	June 28, 2008	June 30, 2007
Employee stock options	2,714,000	395,700
Warrants to purchase common stock	26,498,383	39,842
Series B Convertible Preferred Stock	1,096,774	858,024
Series C Convertible Preferred Stock	24,038,461	—
Common stock issuable upon the conversion of senior secured Convertible Notes, at conversion price of $1.65 per share	—	5,454,545
Total	54,347,618	6,748,111

Note E. Inventory

Inventory components at the end of each period were as follows:

	June 28, 2008	December 31, 2007
Raw material	6,532,543	$5,088,428
Work-in-process	12,241,761	10,125,641
Finished goods	2,091,042	1,976,355
	$20,865,346	$17,190,424

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

The following is a summary of the Company’s operations by operating segment:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Applied Technology:
Funded research and development and other revenue	$3,807,450	$1,774,666	$4,991,128	$3,559,845
Income (loss) from operations	$41,001	$(193,267)	$(486,264)	$(376,367)
Power Systems, US
Product revenue	939,283	$2,037,616	$1,867,853	$2,772,851
Income (loss) from operations	$(309,005)	$345,942	$(552,382)	$(411,411)
Power Systems, Canada:
Product revenue	$9,555,891	$5,244,536	$19,731,809	$8,848,208
Loss from operations	$(2,734,087)	$(2,751,268)	$(4,207,457)	$(4,157,819)
Electronics:
Product revenue	$2,634,987	$2,637,334	$5,232,989	$4,831,013
Loss from operations	$(236,051)	$(206,579)	$(472,803)	$(329,415)
Corporate:
Loss from operations	$(2,288,541)	$(700,952)	$(2,817,856)	$(1,251,689)
Consolidated:
Product revenue	$13,130,161	$9,919,486	$26,832,651	$16,452,072
Funded research and development and other revenue	$3,807,450	$1,774,666	4,991,128	$3,559,845
Total revenue	16,937,611	$11,694,152	$31,823,779	$20,011,917

Operating loss	$(5,526,683)	$(3,506,124)	$(8,536,762)	$(6,526,701)
Change in fair value of Notes and Warrants	(2,396,717)	385,035	(2,864,198)	584,628
Other expense, net	(64,509)	(24,925)	(10,777)	(65,479)
Interest income	70,886	36,692	140,271	122,231
Interest expense	(98,634)	(626,322)	(145,391)	(1,235,706)
Net loss	$(8,015,657)	$(3,735,644)	$(11,416,857)	$(7,121,027)

Common assets not directly attributable to a particular segment are included in the Corporate segment. These assets include cash and cash equivalents, prepaid and other corporate assets.  The following is a summary of the Company’s assets by operating segment:

	June 28, 2008	December 31, 2007
Applied Technology:
Segment assets	$2,382,204	$4,498,602
Power Systems, US:
Segment assets	$2,664,822	2,697,828
Power Systems, Canada
Segment assets	24,719,532	20,897,103
Electronics:
Segment assets	6,896,269	6,070,848
Corporate:
Segment assets	10,103,174	12,444,296
Total assets	$46,766,001	$46,608,677

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenue by geographic region based on location of customer:
United States	$15,025,611	$10,184,541	$28,931,712	$17,985,058
Rest of world	1,912,000	1,509,611	2,892,067	2,026,859
Total revenue	$16,937,611	$11,694,152	$31,823,779	$20,011,917

	June 28,	December 31,
	2008	2007
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:
United States	$2,933,086	$3,258,009
Rest of world	1,346,470	1,299,743
Total long-lived assets (including goodwill and intangible assets)	$4,279,556	$4,557,752

Note G. Legal Matters

From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business.

On May 9, 2008, Advanced Energy Industries, Inc. (“AE”) filed a civil action in Colorado state court against the Company and its Chief Executive Officer, Charles S. Rhoades, seeking to enjoin Mr. Rhoades from employment by the Company based upon its claim that Mr. Rhoades was subject to a non-competition agreement with AE. On May 12, 2008, after a preliminary hearing, the Colorado court denied AE’s request for a temporary restraining order, ruling that AE had failed to meet its burden of demonstrating a reasonable likelihood of success on the merits of its claim. On July 1, 2008 and after an evidentiary hearing, the court denied AE’s request for a preliminary injunction, again finding that AE had not demonstrated a reasonable likelihood of success on the merits. Currently pending before the court is the Company’s motion to dismiss this action in its entirety.  The Company denies that there is any merit to the claims made by AE and intends to defend this matter vigorously through what it strongly believes will be a favorable conclusion.

Note H. Commitments and Contingencies

Operating Leases

The Company leases its facilities under various operating leases that expire through October 2011.

Future minimum annual rentals under lease agreements at June 28, 2008 are as follows:

Fiscal Year
2008	$639,215
2009	$1,078,196
2010	$523,797
2011	$159,408
2012	$—
Thereafter	$—
Total	$2,400,616

Letters of Credit:

The Company utilizes a standby letter of credit to satisfy a security deposit requirement. Outstanding standby letters of credit as of June 28, 2008 and December 31, 2007 were $34,000, respectively.  The Company is required to pledge cash as collateral on these outstanding letters of credit. As of June 28, 2008 and December 31, 2007, the cash pledged as collateral for these letters of credit was $34,000, respectively, and is included in restricted cash and cash equivalents on the balance sheet.

Employment Agreements:

The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined in the employment agreements. As of June 28, 2008 and December 31, 2007, the Company’s potential obligation to these employees was approximately $1.0 million and $500,000, respectively.

Line of Credit

On February 26, 2008, the Company entered into a Loan and Security Agreement (the “New Loan Agreement”) with a Bank.  Under the terms of the New Loan Agreement, the Bank agreed to provide the Company with a credit line up to $10.0 million.  The Company’s obligations under the New Loan Agreement are secured by substantially all of the assets of the Company and advances under the New Loan Agreement are limited to 80% of eligible receivables and the lesser of 25% of the value of the Company’s eligible inventory, as defined, or $1.0 million.  Interest on outstanding borrowings accrues at a rate per annum equal to the Prime Rate plus one percent (1.0%) per annum, as defined, or the LIBOR Rate plus three and three quarter percent (3.75%) per annum.  The New Loan Agreement contains certain financial covenants relating to tangible net worth, as defined, which the Company must satisfy in order to borrow under agreement.  In addition the Company agreed to pay to the Bank a collateral monitoring fee of $750 per month and agreed to the following additional terms: (i) $50,000 commitment fee, $25,000 to be paid at signing of the New Loan Agreement and $25,000 to be paid on the one year anniversary of the New Loan Agreement; (ii) an unused line fee in the amount of 0.5% per annum of the average unused portion of the revolving line; and (iii) an early termination fee of 0.5% of the total credit line if the Company terminates the New Loan Agreement prior to 12 months from the New Loan Agreement’s effective date.  The New Loan Agreement, if not sooner terminated in accordance with its terms, expires on February 25, 2010.  As of June 28, 2008, the Company had $3.0 million outstanding under the New Loan Agreement and the Bank’s prime rate was 5%. The Company has certain financial covenants related to this agreement. The Company obtained a waiver as of June 28, 2008.

Note I. Product Warranties

In its Power Systems divisions the Company provides a warranty to its customers for most of its products sold.  In general the Company’s warranties are for one year after the sale of the product, and five or ten years for photovoltaic inverters.  The Company reviews its warranty liability quarterly.  Factors taken into consideration when evaluating the Company’s warranty reserve are (i) historical claims for each product, (ii) the development stage of the product, (iii) volume increases, (iv) life of warranty and (v) other factors.  To the extent actual experience differs from the Company’s estimates the provision for product warranties will be adjusted in future periods.  Such differences may be significant.

The following is a summary of the Company’s accrued warranty activity for the following periods:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Balance at beginning of period	$2,345,794	$680,165	$2,031,278	$679,747
Provision	465,603	397,635	973,037	503,588
Usage	(195,745)	(155,689)	(388,663)	(261,224)
Balance at end of period	$2,615,652	$922,111	$2,615,652	$922,111

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

•                 Warrant As to purchase up to an aggregate of 3,636,368 shares of the Company’s common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants; and

•                 Warrant Bs to purchase up to an aggregate of 3,636,368 shares of the Company’s common stock at a price of $1.68 per share for a period of 90 trading days beginning the later of six months from the date of such warrants and the date the Securities and Exchange Commission (the “SEC”) declares effective a shelf registration statement covering the resale of the common stock underlying the securities issued in the Private Placement (the “Registration Statement”); to the extent the Warrant Bs are exercised, the Purchasers were entitled to receive additional warrants (the Warrant Cs), as described below.  Because the registration statement was declared effective on September 27, 2006, these warrants were originally exercisable for the 90 trading day period beginning six months from the date of such warrants (i.e. until May 30, 2007). On December 20, 2006 the Warrant Bs were amended to extend the expiration date of the Warrant Bs issued in the Private Placement from May 30, 2007 to August 31, 2007. In addition, this amendment amended the definition of “Excluded Stock” set forth in the Purchase Agreement to enable the Company to issue up to 1.1 million shares of the Company’s common stock in connection with the early termination of the lease for the Company’s facility located in Worcester, Massachusetts, without such shares being subject to the Purchasers’ right of participation set forth in the Purchase Agreement and certain prohibitions set forth in the Convertible Notes and related warrants (the Company ultimately settled the lease for 850,000 shares).  The Warrant Bs were exercised in full on July 17, 2007 for $1.31 per share.  See below for a discussion related to the exercise of the Warrant Bs and the issuance of Warrant Cs to the holders as a result of such exercise.

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

The Convertible Notes were convertible at the option of the holders into shares of the Company’s common stock at any time at the conversion price. If at any time following the one year anniversary of the effective date of the Registration Statement, the volume weighted average price per share of common stock for any 20 consecutive trading days exceeded 175% of the conversion price, then, if certain conditions were satisfied, including the Equity Conditions, the Company could require the holders of the Convertible Notes to convert all or any part of the outstanding principal into shares of common stock at the conversion price. The Convertible Notes contained certain limitations on optional and mandatory conversion, including that, absent stockholder approval of the transaction; the Company could not issue shares of common stock under the Convertible Notes or the Warrant Bs, in the aggregate, in excess of 19.99% of our outstanding shares on the closing date (or 7,901,276 shares of common stock).  On October 19, 2007, the Company received stockholder approval allowing for the issuance of additional shares of the Company’s common stock sufficient to allow for the full conversion of the Company’s outstanding Convertible Notes, as well as the full payment of interest and principal on such notes, all in accordance with the terms of such notes.

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

For so long as any Warrant As remain outstanding, we may not issue any common stock or common stock equivalents at a price per share less than $1.65. In the event of a breach of this provision, the holders may elect to require us to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A.  As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note K below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right.  During the fourth quarter of fiscal 2007, the Company paid approximately $1.4 million to redeem Warrant As representing 1,242,426 shares of common stock.  During the first quarter of fiscal 2008, the Company paid approximately $0.4 million to redeem Warrant As representing 303,031 shares of common stock.  (See table below for assumptions used in valuing the warrants redeemed during the six months ended June 28, 2008).  As of June 28, 2008,

2,090,911 Warrant As to purchase common stock were outstanding.

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

For so long as any Warrant Cs remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant Cs for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant C. As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note K below, the holders were entitled for a limited period of time (45 days after each issuance) exercise this right.  During the fourth quarter of fiscal 2007, the Company paid approximately $0.7 million to redeem Warrant Cs representing 621,215 shares of common stock.  During the first quarter ended March 29, 2008, the Company paid approximately $0.2 million to redeem Warrant Cs representing 151,516 shares of common stock. (See table below for assumptions used in valuing the warrants redeemed during the six months ended June 28, 2008).  As of June 28, 2008, 1,045,456 Warrant Cs to purchase common stock were outstanding.

The table below summarizes Black-Scholes option pricing model range of assumptions that were used in valuing the warrants redeemed for both the Warrant As and Warrant Cs during the six month period ended June 28, 2008.

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

Upon issuance, the Warrant As, Warrant Bs and Warrant Cs, along with the Placement Agent Warrants (together, the “Warrants”), did not meet the requirements for equity classification set forth in EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, because such warrants (a) must be settled in registered shares, (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares and (c) there is a cash-out election using a Black-Scholes valuation under various circumstances.  Therefore these Warrants are required to be accounted for as freestanding derivative instruments pursuant to the provisions of SFAS 133.  Changes in fair value are recognized as either a gain or loss in the statement of operations under the caption “change in fair value of Notes and warrants”.  In addition, prior to the exercise by the holders, the Warrant Bs had been classified as a current liability on the balance sheet as they were outstanding for less than one year.

Upon issuance of the Convertible Notes and Warrants, the Company allocated the proceeds received from the Convertible Notes and the Warrants on a relative fair value basis.  As a result of such allocation, the Company determined the initial carrying value of the Convertible Notes to be $9.4 million.  The Convertible Notes were immediately marked to fair value, resulting in a derivative liability in the amount of $16.3 million.  As of June 30, 2007, the Notes have been marked to fair value resulting in a derivative liability of $9.8 million.  The net charge Change in Fair Value of Convertible Notes and Warrants for the three months ended June 30, 2007 was $0.2 million.  The net credit to Change in Fair Value of Notes and Warrants for the six months ended June 30, 2007 was $0.2 million.  The Convertible Notes were paid off in full in the fourth quarter of 2007.

Upon issuance, the Company allocated $2.7 million of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $4.9 million and a charge to other expense of $2.2 million.  As of December 31, 2006, the Warrants have been marked to fair value resulting in a derivative liability of $2.9 million.  As of December 31, 2007, the remaining outstanding Warrants have been marked to fair value resulting in a derivative liability of $3.2 million.  The credit to Change in Fair Value of Convertible Notes and Warrants, related to the Warrants, for the three and six months ended June 30, 2007 was $0.4 million and $0.6 million, respectively. As of June 28, 2008 the remaining outstanding Warrants have been marked to fair value resulting in a derivative liability of $5.5 million.  The charge to Change in Fair Value of Convertible Notes and Warrants, related to the Warrants, for the three and six months ended June 28, 2008 was $2.4 million and $2.3 million, respectively.  At inception the transaction costs were immediately expensed as part of the fair value adjustment.

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

A summary of the changes in the fair value of the Convertible Notes and the Warrants:

	Fair Value of Notes	Fair Value of Warrant Liabilities	Total
Balance December 31, 2006	$12,740,482	$2,920,553	$15,661,035
Amortization of debt discount	544,252	—	544,252
Fair value adjustment (4)	(206,564)	(378,064)	(584,628)
Redemptions:
- Cash	(500,000)	—	(500,000)
- Stock (1)	(2,818,724)	—	(2,818,724)
Balance at June 30, 2007	$9,759,446	$2,542,489	$12,301,935

Balance at December 31, 2007 (2)	$0	$3,244,316	$3,244,316
Fair value adjustment (4)	—	2,291,948	2,291,948
Change in fair value of redeemed Warrant As and Cs at redemption (3) (4)	—	572,250	572,250
Warrant Redemptions:
- Cash Paid for Warrant A redemption (3)	—	(387,591)	(387,591)
- Cash paid for Warrant C redemption (3)	—	(184,659)	(184,659)
Balance at June 28, 2008	$0	$5,536,264	$5,536,264

(1)          Includes a fair value adjustment of $318,724.

(2)          The Company satisfied the Convertible Notes in full on November 7, 2007.  Pursuant to the terms of the Convertible Notes, the Company was required to pay a premium of 20% of the then outstanding balance of the Convertible Notes.

(3)          As a result of the Series C Preferred Stock financing, certain holders of both Warrant As (1,242,426) and Warrant Cs (621,215), through December 31, 2007, exercised their right of redemption, resulting in the Company paying to each redeeming warrant holder the Black-Scholes value of these warrants on the date of notification of redemption.  During the six months ended June 28, 2008 holders of  both Warrant As (303,031) and Warrant Cs (151,516) exercised their right of redemption, resulting in the Company paying to each redeeming warrant holder the Black-Scholes value of these warrants on the date of notification of redemption.

(4)          Amounts included in change in fair value of Convertible Notes and warrants on consolidated statement of operations.

The Company paid the January 31, 2007 interest payment due in cash.   The Company elected to pay the April 30, 2007 interest payment in shares of its common stock.  As a result, the Company recorded the following charges as it relates to the interest payment on the Convertible Notes (interest on the Convertible Notes was due quarterly on the last day of January, April, July and October, respectively):

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

In estimating the fair value of the Convertible Notes and Warrants the following methods and significant input assumptions were applied:

Methods

•                  A binomial model was utilized to estimate the fair value of the Convertible Notes at December 31, 2006, March 31, 2007 and June 30, 2007.  A binomial model represents finite possible paths of the underlying instruments price over the life of the instrument and is most practical in valuations involving variable inputs or when the option/conversion feature is both exercisable and exercise prior to maturity is favorable (i.e., an American option).  The binomial model considers the key features of the Convertible Notes, and is subject to the significant assumptions discussed below.  First, a discrete simulation of the Company’s stock price was conducted at each monthly step (node) throughout the expected life of the instrument.  Second, an analysis of all future debt repayments was conducted using an appropriate discount rate, while considering the 10% discount in the event repayments are settled with shares rather than with cash, to estimate the fair value of the debt at each monthly date.  The Stated Rate 6-Month LIBOR Condition was estimated by utilizing a 6-month LIBOR forward yield curve based on LIBOR rates and interest rate swaps.  Third, an analysis of the higher of the fair value of debt or conversion/redemption value was conducted relative to each node.  Fourth, an analysis of the higher of a holding position (i.e., fair value of a future node value discounted using an applicable discount rate) or the fair value result of the second step above was conducted relative to each node until a final fair value of the instrument is concluded at initial node, representing the valuation date.  This model requires the following key inputs with respect to the Company and/or instrument:

Input	Dec. 31, 2006	March 31, 2007	June 30, 2007(1)
Quoted Stock Price	$1.14	$1.30	$1.22
Exercise Price	$1.65	$1.65	$1.65
Time to Maturity (in years)	4.55	4.30	4.05
Stock Volatility	90%	84%	82%
Risk-Free Rate	4.71%	4.54%	4.91
Dividend Rate	0%	0%	0%

(1) The Convertible Notes were paid off in full on November 7, 2007.

•                  A binomial lattice model was utilized to estimate the fair value of Warrant As at December 31, 2006, June 30, 2007, December 31, 2007, and June 28, 2008, as well as the fair value of the Placement Agent Warrants at December 31, 2006 and the Warrant Cs at December 31, 2007and June 28, 2008.  A binomial lattice model was utilized to estimate the fair value of the Warrant Bs at December 31, 2006, March 31, 2007 and June 30, 2007. The binomial model considers the key features of the Warrants, and is subject to the significant assumptions discussed below.  First, a discrete simulation of the Company’s stock price was conducted at each node and throughout the expected life of the instrument.  Second, an analysis of the higher of a holding position (i.e., fair value of a future node value discounted using an applicable discount rate) or exercise position was conducted relative to each node, which considers the non-exercise period, until a final fair value of the instrument is concluded at the node representing the valuation date.  This model requires the following key inputs with respect to the Company and/or instrument:

Warrant As
Input	Dec. 31, 2006	March 31, 2007	June 30, 2007	Dec. 31, 2007	Mar. 29, 2008	June 28, 2008
Quoted Stock Price	$1.14	$1.30	$1.22	$1.650	$1.84	$3.01
Exercise Price	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	6.55	6.31	6.06	5.60	5.30	5.10
Stock Volatility	91%	88%	86%	83%	80%	80%
Risk-Free Rate	4.70%	4.57%	4.94	3.53%	2.57%	3.37%
Dividend Rate	0%	0%	0%	0%	0%	0%
Non-Exercise Period	Until 1/19/2007	N/A	N/A	N/A	N/A	N/A

Warrant Bs (1)
Input	Dec. 31, 2006	March 31, 2007	June 30, 2007
Quoted Stock Price	$1.14	$1.30	$1.22
Exercise Price	$1.68	$1.68	$1.68
Time to Maturity (in years)	0.67	0.42	0.17
Stock Volatility	72%	68%	40%
Risk-Free Rate	5.06%	5.04%	4.56
Dividend Rate	0%	0%	0%
Non-Exercise Period	Until 1/19/2007	N/A	N/A

(1) the Warrant Bs were exercised in full on July 17, 2007.

Warrant Cs (1)
Input	Dec. 31, 2007	Mar. 29, 2008	June 28, 2008
Quoted Stock Price	$1.650	$1.84	$3.01
Exercise Price	$1.815	$1.815	$1.815
Time to Maturity (in years)	6.5	6.3	6.1
Stock Volatility	85%	85%	85%
Risk-Free Rate	3.64%	2.77%	3.50%
Dividend Rate	0%	0%	0%
Non-Exercise Period	Until 1/17/08	N/A	N/A

(1) Warrant Cs were issued on July 17, 2007 upon the exercise of the Warrant Bs.

Placement Agent Warrants
Input	Dec. 31, 2006
Quoted Stock Price	$1.14
Exercise Price	$1.87
Time to Maturity (in years)	4.55
Stock Volatility	86%
Risk-Free Rate	4.71%
Dividend Rate	0%
Non-Exercise Period	Until 1/19/2007

•                  A Black-Scholes option pricing model was utilized to estimate the fair value of Placement Agent Warrants at March 31, 2007, December 31, 2007, March 29, 2008 and June 28, 2008. A change in method from the binomial to Black-Scholes was warranted because the warrants’ non-exercise period ended prior to the valuation date and all required inputs were fixed. This model requires the following key inputs with respect to the Company and/or instrument:

Input	March 31, 2007	June 30, 2007	Dec. 31, 2007	March 29, 2008	June 28, 2008
Quoted Stock Price	$1.30	$1.22	$1.65	$1.84	$3.01
Exercise Price	$1.87	$1.87	$1.87	$1.87	$1.87
Time to Maturity (in years)	4.30	4.05	3.55	3.31	3.06
Stock Volatility	84%	82%	70%	70%	75%
Risk-Free Rate	4.54%	4.91	3.175%	1.91%	2.93%
Dividend Rate	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A

Significant Assumptions:

•                  Penalties upon an event of default and liquidated damages were fully reflected in the fair values of the Convertible Notes.  These features are typical protective features in similar convertible instruments and accordingly were fully considered in our market based inputs for volatility, interest rates, and appropriate discount rates;

•                  The Convertible Notes’ Equity Conditions were assumed to have been met throughout the life of the instrument;

•                  The Company expected to settle the required future principal redemptions and interest payments, under the terms of the Convertible Notes, with shares of common stock rather than with cash;

•                  Stock volatility was estimated by annualizing the daily volatility of the Company’s stock price during the historical period preceding the respective valuation dates and measured over a period corresponding to the remaining life of the instruments.  Historic stock prices were used to estimate volatility as the Company did not have traded options as of the valuation dates;

•                  The volume weighted average price for the 20 trading days preceding a payment date was reasonably approximated by the average of the simulated stock price at each respective node of the binomial model;

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

Note K. Redeemable Convertible Series B and Series C Preferred Stock

Series B Convertible Preferred Stock

340 and 345 shares of Series B Preferred Stock were outstanding as of June 28, 2008 and June 30, 2007, respectively.  As of June 28, 2008 and June 30, 2007, the Series B Preferred Stock was convertible into 1,096,774 and 858,024 shares of common stock, respectively.  As of June 28, 2008 and June 30, 2007, the conversion price of the Series B Preferred Stock was $1.55 and $2.01, respectively, per share.

As a result of the issuance of shares of common stock in lieu of cash for the principal payments due on the Convertible Notes (see Note J. Convertible Debt Instruments and Warrant Liabilities) and the issuance of common stock to the landlord to settle the Worcester lease, the Company recorded the following non-cash charges as interest expense in its Statement of Operations during the three months ended March 31, 2007 and adjusted the conversion price on the Series B Preferred Stock as follows:

Date	Type of Payment	Conversion/ Exercise Price	Adjusted Conversion/ Exercise Price (1)	Interest Expense
1/3/2007	Lease settlement issuing 850,000 shares	$2.06	$2.04	$16,912
2/28/07	Principal payment issuing 445,899 shares	$2.04	$2.03	$8,498
4/30/07	Interest payment issuing 226,746 shares	$2.03	$2.03	—
5/1/07	Principal payment issuing 444,361 shares	$2.03	$2.02	$8,112
6/1/07	Principal payment issuing 452,343 shares	$2.02	$2.01	$8,208

	Total six months June 30, 2007			$41,730

(1)          After the adjustments made to the conversion price during the year ended December 31, 2007, the 340 outstanding shares of Series B Preferred Stock are convertible into 1,096,774 shares of common stock at a conversion price of $1.55 per share and remains at $1.55 per share as of June 28, 2008 as there were no adjustments to the conversion price of the Series B Preferred Stock during the three and six months ended June 28, 2008.

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

This private placement occurred in two closings.  The first closing occurred on November 8, 2007.  At the first closing, the Company issued 10,000 shares of Series C Preferred Stock at $1,000 per share for an aggregate gross purchase price of $10.0 million.  These shares are currently convertible into 9,615,384 shares of common stock.  The Company also issued warrants to purchase an aggregate of 15,262,072 shares of common stock.  These warrants are exercisable for a seven-year term and had an initial exercise price of $1.44 per share and were not be exercisable until May 8, 2008.  As a result of stockholder approval of the second closing and related matters on December 20, 2007, as described below, the exercise price of these warrants was reduced to $1.25 per share.  The Company considered this a cancellation and reissuance of new warrants and accounted for the change in the fair value of the warrants in the allocation of net proceeds associated with the second closing and treated it as a deemed dividend to the Series C Preferred Stock holders. (See Accounting for the Series C Preferred Stock below).

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

In the purchase agreement, the Company also agreed to issue the Investors additional warrants in the event that the holders of certain existing warrants (none of whom are affiliated with the Investors) exercise those warrants in the future.  Upon such exercises, the Company will issue to the Investors additional warrants to purchase common stock equal to one-half of the number of shares of common stock issued upon exercise of these existing warrants.  The exercise price of these warrants will be $1.66 per share (during the quarter ended June 28, 2008, prior to the issuance of any such warrants, the warrant holders agreed that the exercise price would be $1.66 per share as opposed to $1.25 per share).  As of June 28, 2008, if all of the remaining existing warrants are exercised, the Company would need to issue warrants to purchase an additional 3,304,733 shares of common stock to the Investors.  During the six month period ended June 28, 2008 existing warrants to purchase 251,051 shares of common stock were exercised resulting in the Company issuing 154,757 shares of common stock (some warrants were exercised on a “cashless” basis resulting in fewer shares being issued).  As a result of these exercises the Company issued to the Investors warrants to purchase 77,378 shares of common stock.  These warrants expire on June 28, 2015 and have an exercise price of $1.66 per share.  On June 28, 2008, the date of issuance, the Company valued these warrants using a Black-Scholes option pricing model with the assumptions detailed below.  After valuing these warrants the Company allocated the calculated value to the relative fair value of each tranche of preferred stock.  As a result, the Company recorded the allocated value of the warrants and the beneficial conversion feature of $232,000 in the aggregate to the second closing of the Series C Preferred Stock. The Company recorded a deemed dividend on the Series C Preferred Stock of $116,000 related to the beneficial conversion feature.   See Accounting for the Series C Preferred Stock below.

Input	June 28, 2008
Quoted Stock Price	$3.01
Exercise Price	$1.66
Time to Maturity (in years)	7.00
Stock Volatility	84.65%
Risk-Free Rate	3.5%
Dividend Rate	0%

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

The re-pricing of the exercise price of the Tranche I warrants from $1.44 to $1.25, as described above, was treated as a cancellation of the original warrants issued on November 8, 2007 and a re-issuance of new warrants on December 20, 2007.  The difference in fair value of the warrant was included in the allocation of net proceeds associated with the second closing of the Series C Preferred Stock on December 20, 2007.  The Company treated this as a deemed dividend on the Series C Preferred Stock.  The Company recorded a discount, including the re-pricing and beneficial conversion feature of $11,762,887 and recorded a deemed dividend of $11,947,881 to the holders of the Series C Preferred Stock, which included the initial allocation of the discount of $11,762,887 and $184,994 related to the accretion of the Series C Preferred Stock to its redemption value through the date that holders of the Series C Preferred Stock may first exercise their redemption right.  The Company is using the effective interest method to accrete the carrying value of the Series C Preferred stock through the earliest possible redemption date (November 8, 2011), at which time the value of the Series C Preferred Stock would be $30.0 million or 120% of its face value.  The components of the carrying value of the Series C Preferred Stock from inception on November 8, 2007, the year ended December 31, 2007 and June 28, 2008, is as follows:

Total
Initial carrying value November 8, 2007	$1,228,210
Deemed dividend through December 31, 2007	$11,762,887
Accretion of original issue discount to redemption value through December 31, 2007	$184,994
Total	$13,176,091
Dividend through December 31, 2007 (1)	$100,000
Balance at December 31, 2007	$13,276,091
Accretion of original issue discount to redemption value for the three months ended March 29, 2008	637,991
Accretion of original issue discount to redemption value for the three months ended June 28, 2008	679,009
Dividend for the three months ending March 29, 2008 (1)	303,962
Dividend for the three months June 28, 2008 (1)	310,792
Additional discount from issuance of warrants and beneficial conversion feature	(116,000)

Balance at June 28, 2008	$15,091,845

(1)          The Company recorded $0.3 million and $0.6 million during the three and six months ended June 28, 2008, respectively, as a dividend on the Series C Preferred Stock.  Dividends on the Series C Preferred Stock accrue at a rate of 5% per annum and are payable quarterly.  The Company elected to add the dividend to the liquidation preference of the Series C Preferred Stock and it was recorded as a dividend to the holders of the Series C Preferred Stock.

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

Note L. Stock Option Plans

Stock Option Plans

Under the Company’s 1998, 1999, 2000, 2002 and 2005 Stock Option Plans (collectively, the “Plans”), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase up to 17,250,000 shares of the Company’s common stock. At June 28, 2008, 4,752,287 of the 17,250,000 stock options available for grant under the Plans have been granted.  In addition, on May 1, 2008, as an inducement to his joining the Company, the Company granted to its new Chief Executive Officer an option to purchase 4,796,020 shares of common stock at a price per share equal to $1.90, the closing price of the Company’s common stock on the date his employment commenced.  This option was issued outside of these Plans.    The tables below include these shares.

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

The following table summarizes activity of the Company’s stock plans since December 31, 2007:

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(years)	Value
Outstanding at December 31, 2007	5,208,374	$3.25	6.65	$701,797
Grants	5,353,020	$1.96
Exercises	(679,920)	$1.76
Cancellations	(333,167)	$4.40
Outstanding at June 28, 2008	9,548,307	$2.59	8.23	$9,865,014

Exercisable at June 28, 2008	3,624,662	$3.71	5.78	$3,314,344

Information relating to stock options outstanding as of June 28, 2008 is as follows:

			Options Outstanding			Options Exercisable
				Weighted
Range of Exercise Prices			Number of Shares	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price

$0.4100	to	$1.4900	1,700,450	8.19	$1.2920	1,113,325	$1.2063
$1.5100	to	$1.8800	495,000	7.31	$1.6259	399,875	$1.6226
$1.9000	to	$1.9000	4,846,020	9.80	$1.9000	50,000	$1.9000
$1.9100	to	$2.9500	1,596,175	7.25	$2.4590	1,150,800	$2.4052
$3.0500	to	$12.6094	700,412	2.30	$7.0057	700,412	$7.0057
$17.5630	to	$17.5630	202,750	1.77	$17.5630	202,750	$17.5630
$17.7500	to	$17.7500	7,500	2.37	$17.7500	7,500	$17.7500
$0.41	to	$17.75	9,548,307	8.23	$2.59	3,624,662	$3.71

Options for the purchase of 4,171,624 shares were exercisable at December 31, 2007, with a weighted average exercise price of $3.61.

The Company had no unvested shares of restricted stock outstanding as of June 28, 2008 and December 31, 2007.

As of June 28, 2008, there was approximately $7.3 million of total unrecognized costs related to non-vested share-based compensation arrangements granted under the Plans. The Company expects to recognize the cost over a weighted average period of approximately 2.0 years. Options to purchase 609,875 and 679,919 shares were exercised during the three and six months ended June 28, 2008, and these options had an intrinsic value of approximately $1.5 million and $1.6 million, respectively, on their date of exercise. Options to purchase 2,250 and 7,250 shares were exercised during the three and six month period ended June 30, 2007, and these options had an intrinsic value of $2,602 and $8,696 on their date of exercise, respectively.

During 2000, the Company granted 216,000 non-qualified stock options to employees at an exercise price of $17.56 per share outside of the Board approved Plans. As of December 31, 2007 and June 28, 2008, there were 21,000 options outstanding, respectively, which are included in the above table.

In fiscal 2007, the Company adopted a written Incentive Bonus Plan as a means of adding specific incentives towards achievement of specific business unit and company goals. Under this plan, certain executive officers were eligible to receive shares of common stock conditional upon successful performance against established measurable targets. The award would be paid, if target conditions were met, in the form of unrestricted shares of common stock, which would be granted under the 2005 Incentive Compensation Plan. The number of shares that would be payable would be equal to the percentage of base salary earned pursuant to the plan’s formula divided by $1.18, the closing price of the common stock on April 10, 2007, the date the plan was approved by the Board of Directors. Notwithstanding the foregoing, (i) the President of SatCon Power Systems, Canada had the option to elect to receive any bonus earned in cash and (ii) using its discretionary authority, the Compensation Committee decided to pay a portion of the award in cash to cover each participant’s taxes associated with the award (as a result, the number of shares that would have otherwise been issued was reduced by a number of shares having a value equal to the cash payment). Based on achievement of defined performance goals in 2007, on March 25, 2008 the Company determined the following payouts of stock and cash under the 2007 Incentive Bonus Plan: former CEO (14,205 shares and $13,539 cash); former Vice President of Finance (8,849 shares and $8,434 cash); and former President of SatCon Power Systems, Canada (22,736 shares and $26,829 cash). On that date, the closing price of the Company’s common stock was $1.77 per share. During the three and six months ended June 28, 2008, the Company recorded an additional $67,521 related to the incentive compensation awards.

Note M. Warrants

The table below summarizes the Company’s warrants currently outstanding as of June 28, 2008 and activity from December 31, 2007:

		Original							Remaining
		Warrant to							Shares of
		Purchase			2008 Activity				Common
Date of Warrant Issuance	Holder of Warrant	Shares of Common Stock	Exercise Price $		Warrant Issued	Warrants Exercised or Redeemed		Warrants Expired	Stock underlying the warrant	Term (Years)
February 18, 2003	H.C. Wainwright (3)	163,145	$0.01					(10,197)	—	5
February 18, 2003	H.C. Wainwright (3)	42,920	$0.01					(4,599)	—	5
February 18, 2003	H.C. Wainwright (3)	100,148	$0.01					(19,864)	—	5
October 31, 2003	Series B Preferred Investors	1,228,000	$2.93						1,116,000	5
October 31, 2003	Burnham Hill Partners, LLC	150,430	$0.01						5,182	5
December 12, 2004	Silicon Valley Bank	16,164	$2.32						16,164	5
December 22, 2004	December 2004 Financing Investors	2,181,818	$2.00			(150,000	)(7)		804,546	5
March 21, 2005	Ardour Capital Investment, LLC (5)	50,000	$2.75					(50,000)	—	3
May 31, 2005	Silicon Valley Bank	151,515	$1.39						151,515	10
August 12, 2005	August 2005 Financing Investors	1,169,038	$1.99			(101,051)			1,067,987	5
August 12, 2005	Ardour Capital Investment, LLC	93,523	$1.84						93,523	5
July 19, 2006	Warrant A, July 2006 Private Placement	3,636,368	$1.82			(303,031	)(2)		2,090,911	7
July 19, 2006	Warrant B, July 2006 Private Placement	3,636,368	$1.68						—	0.5
July 19, 2006	First Albany Warrants	218,182	$1.87						218,182	5
July 17, 2007	Warrant C, July 2006 Private Placement	1,818,187	$1.82			(151,516	)(2)		1,045,456	7
November 8, 2007	Series C Preferred Warrants (4)	15,262,072	$1.25	(1)					15,262,072	7
December 20, 2007	Series C Preferred Warrants	4,449,467	$1.25						4,449,467	7
April 7, 2008	International Master Technologies (6)		$1.84		100,000				100,000	5
June 28, 2008	Series C Preferred Warrant (8)		$1.66		77,378				77,378	7
Total Warrants outstanding as of June 28, 2008									26,498,383

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

(5) These warrants expired unexercised on March 21, 2008.

(6) On April 7, 2008, the Company issued a warrant to purchase 100,000 shares of common stock at a price of $1.84 per share, the closing price on the date of issuance, in connection with a sales and marketing agreement. The Company recorded a charge to operations of approximately $121,000 related to the issuance of these warrants to the contractor. These warrants are immediately exercisable and had no vesting provisions. The Company used a Black-Scholes Option pricing model to value these warrants with key inputs as follows:

Input	April 7, 2008
Quoted Stock Price	$1.84
Exercise Price	$1.84
Time to Maturity (in years)	5.0
Stock Volatility	80.6%
Risk-Free Rate	2.80%
Dividend Rate	0%

(7) During the quarter ended June 28, 2008, warrants to purchase 150,000 shares of common stock were exercised on a “cashless” basis resulting in the Company issuing 53,706 shares of common stock.

(8) As described above in Note K, the Company issued warrants to purchase 77,379 shares of common stock at $1.66 per share to the Investors as a result of warrant exercises during the period ended June 28, 2008. These warrants are immediately exercisable and have a 7 year life.

Note N. Restructuring

In June 2008 the Company recorded a restructuring charge of approximately $0.6 million. The restructuring charge is comprised of approximately $0.5 million in employee severance, which will be paid out over the term of each specific employee agreement and $0.1 million in non-cash stock based compensation charges associated with the acceleration of certain unvested stock options and extensions of time to exercise certain stock options from 90 days to 2 years.

Note O. Recent Accounting Pronouncements

In March 2008, the Financial Statement Accounting Board, or FASB, issued statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. This standard requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and encourages but does not require comparative disclosures for earlier periods at the initial adoption. The Company is currently in the process of assessing the expected impact of this standard on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles to be used in the preparation of financial statements presented in conformity with accounting principles generally accepted in the United States of America. SFAS No. 162 will become effective 60 days after the SEC’s approval. The Company believes that the adoption of this standard on its effective date will not have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•         Acquisition costs will be generally expensed as incurred;

•         Noncontrolling interests (formerly known as “minority interests”—see SFAS 160 discussion below) will be valued at fair value at the acquisition date;

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. The Company has not completed their evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

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

Recent Developments

On May 1, 2008 Charles S. Rhodes was hired as our President and Chief Executive Officer, replacing David Eisenhaure who remains with us as a Director. In an effort to streamline the organizational structure, on June 2, 2008 the employment of the Presidents of our Applied Technology and SatCon Power Systems Canada divisions were terminated. In addition, David O’Neil, our Vice President of Finance and principal financial officer, was re-assigned within the organization. As a result of these changes we recorded approximately $0.6 million to operations as a restructuring charge during the period. The restructuring charge represents severance payments to be made over the term of each individual agreement. Until a suitable replacement for Mr. O’Neil is hired, Mr. Rhoades will be serving as our principal executive officer and the interim principal financial officer.

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

We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed-upon the final indirect cost rates for the fiscal year ended September 30, 2003. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of June 28, 2008 and December 31, 2007, we have accrued approximately $1.4 million and $1.3 million, respectively, for anticipated contract losses on commercial contracts.

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

Results of Operations

Three Months Ended June 28, 2008 (“2008”) Compared to Three Months Ended June 30, 2007 (“2007”)

Product Revenue. Total product revenue for 2008 increased approximately $3.2 million or 32% from $9.9 million in 2007 to $13.1 million in 2008.

	Three Months Ended
	(in thousands)
	June 28,	June 30,
Division	2008	2007	$ Change	% Change
Power Systems, US	$939	$2,038	$(1,099)	-54%
Power Systems, Canada	9,556	5,244	4,312	82%
Electronics	2,635	2,637	(2)	0%
Total product revenue	$13,130	$9,919	$3,211	32%

The increase of $4.3 million in revenue in 2008 in the Power Systems, Canada division, as compared to 2007, was largely due to an increase in Solar Converter line revenue of approximately $1.4 million, an increase of approximately $2.4 million in Fuel Cell product line revenue, and to a lesser extent, an increase of approximately $0.8 million in Industrial Power Supplies revenue and an increase of approximately $0.3 million in Service and Other revenue. These increases were offset by decreases in our Plasma and Frequency Converter product lines of approximately $0.6 million compared to 2007 product revenue.

The decrease of $1.1 million in revenue in 2008 in the Power Systems US division, as compared to 2007, was largely due to a decrease in our discontinued Shaker and Amplifier product line revenue of approximately $1.0 million. Our Motor product revenue remained flat at approximately $0.8 million for both 2008 ad 2007 and our Hybrid Electric Vehicle product line revenues were down approximately $0.1 million over those in 2007.

Revenues in the Electronics division remained flat in 2008, at approximately $2.6 million. Although the revenues remained flat, the mix of business changed slightly to more commercial product revenue versus military product revenue for the period.

Funded research and development and other revenue. Funded research and development and other revenue increased from $1.8 million in 2007 to $3.8 million in 2008. Approximately $2.6 million of the increase was due to the delivery of a flywheel generation unit during the quarter and $0.2 million increase in Department of Defense contract revenue over the same period in 2007. These increases were offset by a $0.8 million decrease in revenue from a large commercial contract which was completed in 2007.

Cost of product revenue. Cost of product revenue increased $2.4 million, or 24%, from $10.0 million in 2007 to $12.4 million in 2008.

	Three Months Ended
	(in thousands)
	June 28,	June 30,
Division	2008	2007	$ Change	% Change
Power Systems, US	$929	$1,322	$(393)	-30%
Power Systems, Canada	9,135	6,556	2,579	39%
Electronics	2,346	2,167	179	8%
Total cost of product revenue	$12,410	$10,045	$2,365	24%

The increase was primarily attributable the mix of products sold during the period and higher revenues compared to fiscal 2007 in all of our divisions.

Gross Margin. Gross margins on product revenue increased from -1% for 2007 to 6% in 2008. Gross margin by division is broken out below.

	Three Months Ended
	June 28,	June 30,
Division	2008	2007
Power Systems, US	1%	35%
Power Systems, Canada	4%	-25%
Electronics	11%	18%
Total gross margin%	6%	-1%

In our Power Systems, US division, the decrease in gross margin by 34% is a direct result of lower overall overhead costs as compared to 2007. Our Power Systems, Canada division had an increase in gross margin of 29% partially due to a change in the product mix and increased revenues. In addition, 2007 includes the write-off of approximately $0.7 million related to cost overruns in the production of several prototype units for a major military subcontractor, for which we are seeking some economic relief due to design changes, increases in major component costs and increases due to exchange rates from the customer; we have not recorded any provision for such relief due to the uncertainty of receiving such relief. The decrease in gross margin of 7% in our Electronics division is primarily due to mix of products sold resulting higher material and labor costs during the period as compared to 2007.

Funded research and development and other revenue expenses. Funded research and development and other revenue expenses increased by approximately $1.4 million, or 108%, from $1.3 million in 2007 to $2.7 million in 2008. The increase in funded research and development and other expenses is directly related to the delivery of a Rotary Ride Through device during the period. The gross margin on funded research and development and other revenue increased from 26.0% in 2007 to 30.0% in 2008. This increase is a due to the mix of revenue for 2008 as compared to 2007.

Unfunded research and development expenses. We expended approximately $1.3 million on unfunded research and development in 2008 compared with approximately $0.6 million spent in 2007. The spending in 2008 and 2007 was related primarily for the development of new products and technologies in our Power Systems, Canada division.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately $2.4 million, or 77%, from $3.1 million in 2007 to $5.5 million in 2008. The increase is a direct result of employee stock based compensation charges related to the issuance of stock options to directors and employees of approximately $0.4 million, increased legal expenditures as compared to the same period in 2007. In addition, approximately $1.1 million of the increase was associated with higher sales and marketing costs as compared to 2007.

Restructuring costs. In June 2008 we restructured the business eliminating presidents of the Applied Technology and Power Systems, Canada, divisions. As a result of these changes in June 2008 we accrued approximately $0.6 million in salary related costs and costs associated with the modification of existing options held by certain of the severed employees. The cash component of this severance will be paid out over the next 12 months.

Amortization of intangibles. Amortization of intangibles remained flat at $0.1 million.

Change in fair value of Convertible Notes and warrants. The change in fair value of the Convertible Notes and warrants for 2008 was a charge of approximately $2.4 million. The change in fair value of the Convertible Notes and warrants for 2007 was a credit of approximately $0.4 million.

Other Income (expense). Other expense was approximately $65,000 for 2008 compared to other expense of approximately $25,000 for 2007. Other expense for 2008 consists primarily of the reversal of approximately $70,000 related to order cancellation charges during the period. Other expense for 2007 consists primarily of consulting services related to the valuation of our Convertible Note financing transaction as well as other expenses not related to ongoing operations.

Interest income. Interest income increased slightly to $0.1 million and is directly attributable to our cash on hand.

Interest expense. Interest expense decreased $0.5 million in 2008 to $0.1 million as compared to $0.6 million in 2007. Interest expense for 2008 includes approximately $34,000 of non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock and interest on outstanding amounts under our line of credit during the period. Interest expense in 2007 includes approximately $0.3 million of non-cash interest associated with payments on our Notes, approximately $0.3 million in amortization of the debt discount on our July 2006 Senior Secured Notes, and approximately $30,000 of non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock.

Deferred Revenue. Deferred revenue was approximately $14.1 million at June 28, 2008 as compared to $8.1 million at December 31, 2007, an increase of $6.0 million. We record deferred revenue (i) when a customer pays in advance or (ii) when provisions for revenue recognition on items shipped have not been achieved or the items have not yet been received by the customer due to shipping terms such as FOB destination. Currently deferred revenue is composed of approximately $2.3 million for two Rotary UPS units that have been shipped to the customer site and are awaiting customer installation and final on-site acceptance testing, approximately $4.8 million of the $11.2 million in our Power Systems, Canada division related to pre-payments received on orders currently being manufactured, $4.1 million related to a project with the Navy for which all units have been delivered during the fist quarter of 2008 and are awaiting commissioning and on-site acceptance by the Navy and approximately $2.3 million related to extended warranty contracts on products sold. In addition, approximately $0.5 million is related to contracts in our Electronics division. For items that have shipped and are awaiting recognition of revenue their costs are included in our finished goods inventory value at the end of the period. This increase was offset by $1.8 million in our Applied Technology division related to the recognition of the second stage of a Flywheel Generation Set order completed during the period.

Six Months Ended June 28, 2008 (“2008”) Compared to Six Months Ended June 30, 2007 (“2007”)

Product Revenue. Total product revenue for 2008 increased by approximately $10.4 million or 63% from $16.5 million in 2007 to $26.8 million in 2008.

	Six Months Ended
	(in thousands)
	June 28,	June 30,
Division	2008	2007	$ Change	% Change
Power Systems, US	$1,868	$2,773	$(905)	-33%
Power Systems, Canada	19,732	8,848	10,884	123%
Electronics	5,233	4,831	402	8%
Total product revenue	$26,833	$16,452	$10,381	63%

The increase of $10.9 million in revenue in 2008 in the Power Systems, Canada division, as compared to 2007, was largely due to an increase in Solar Converter line revenue of approximately $5.5 million, an increase in our Fuel Cell product line revenue of approximately $4.0 million and an increase in our Industrial Power Supply product line revenue of approximately $0.9 million, as well as service and other of approximately $0.9 million. These increases were partially offset by slight decreases in our Plasma product line revenue of approximately $0.1 million and in our Starsine Frequency Converter line revenue of $0.4 million as compared to 2007.

The decrease of $0.9 million in revenue in 2008 in the Power Systems US division, as compared to 2007, was largely due to a decrease in our discontinued Shaker and Amplifier product line revenue of approximately $0.9 million. Our  Motor product line revenue remained flat at approximately $1.5 million for both 2008 and 2007.

Revenues in the Electronics division increased approximately $0.4 million. The increase was primarily due to an increase in sales of approximately $0.7 million to our commercial customers in 2008 as compared to 2007. In addition, we experienced a slight decrease in sales of approximately $0.2 million to government customers as compared to 2007.

Funded research and development and other revenue. Funded research and development and other revenue increased from $3.5 million in 2007 to $5.0 million in 2008. Approximately $2.5 million of the increase was due to the delivery of a flywheel generation unit during 2008 and $0.5 million increase in Department of Defense contract revenue over the same period in 2007. These increases were offset by a $1.6 million decrease in revenue from a large commercial contract which was completed in 2007.

Cost of product revenue. Cost of product revenue increased $8.6 million, or 53%, from $16.4 million in 2007 to $25.0 million in 2008.

	Six Months Ended
	(in thousands)
	June 28,	June 30,
Division	2008	2007	$ Change	% Change
Power Systems, US	$1,771	$2,347	$(576)	-25%
Power Systems, Canada	18,640	10,261	8,379	82%
Electronics	4,648	3,807	841	22%
Total cost of product revenue	$25,059	$16,415	$8,644	53%

The increase was primarily attributable the mix of products sold during the period and higher revenues compared to fiscal 2007 in our Power Systems, Canada division and our Electronics division. This increase was offset, in part, by a decrease in overhead costs during the period in our Power Systems, US division and, in part, by a decrease in the cost of product revenue due to a decrease in revenue and lower material and overhead costs. In our Power Systems, Canada division, the increase in costs is partially due to the 123% increase in revenues from 2007 to 2008 along with increased materials cost, labor costs. In addition, the increase includes the write-off of approximately $0.7 million related to cost over runs in the production of several prototype units for the Navy, for which we are seeking some economic relief due to design changes, increases in major component costs and increases in anticipated exchange rates from the Navy; we have not booked any provision for such relief.

Gross Margin. Gross margins on product revenue increased from 0% for 2007 to 7% in 2008. Gross margin by division is broken out below.

	Six Months Ended
	June 28,	June 30,
Division	2008	2007
Power Systems, US	5%	15%
Power Systems, Canada	6%	-16%
Electronics	11%	21%
Total gross margin%	7%	0%

In our Power Systems, US division, the decrease in gross margin by 10% is a direct result of the mix of product sales for the period as compared to the prior year. Our Power Systems, Canada division had a increase in gross margin of 22% primarily due to the mix of product sales for the period and the absence of a one time charge related to prototype costs that were in excess of the realizable amount of approximately $0.7 million in 2007. The decrease in gross margin of 10% in our Electronics division is primarily due to mix of products sold resulting in higher material costs as a percentage of revenue for the period.

Funded research and development and other revenue expenses. Funded research and development and other revenue expenses increased by approximately $1.0 million, or 38%, from $2.7 million in 2007 to $3.7 million in 2008. The increase in funded research and development and other expenses is directly related to the delivery of a Rotary Ride Through device during the period. The gross margin on funded research and other revenue increased from 25% in 2007 to 26% in 2008. This increase is a due to mix of revenue for 2008 as compared to 2007.

Unfunded research and development expenses. We expended approximately $2.2 million on unfunded research and development in 2008 compared with approximately $1.3 million spent in 2007. The spending in 2008 and 2007 was related primarily to unfunded engineering in our Electronics and Power Systems US and Canada divisions for the development of new products and technologies.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately $2.7 million, or 45%, from $5.9 million in 2007 to $8.6 million in 2008. Approximately $0.4 million of the increase is directly attributable to compensation costs related to the issuance of stock options to employees and directors of the Company pursuant to SFAS 123(R) charged to operations during 2008. Approximately $0.9 million of the increase was associated with increased corporate costs and approximately $1.0 million of the increase was due to the higher sales and marketing and general and administrative costs in our Power Systems, Canada division in 2008 compared to 2007.

Restructuring costs. In June 2008 we restructured the business eliminating presidents of the Applied Technology and Power Systems, Canada, divisions. As a result of these changes in June 2008 we accrued approximately $0.6 million in salary related costs and costs associated with the modification of existing options held by certain of the severed employees. The cash component of this severance will be paid out over the next 12 months.

Amortization of intangibles. Amortization of intangibles remained flat at $0.2 million.

Change in fair value of Convertible Notes and warrants. The change in fair value of the Convertible Notes and warrants for 2008 was a charge of approximately $2.9 million. The change in fair value of the Convertible Notes and warrants for 2007 was a credit of approximately $0.6 million.

Other Income (expense). Other expense was approximately $11,000 for 2008 compared to other expense of approximately $0.1 million for 2007. Other expense for 2008 and 2007 consists primarily of consulting services related to the valuation of our convertible note financing transaction as well as other expenses not related to ongoing operations.

Interest income. Interest income remained flat at $0.1 million as compared to 2007. Interest income is directly attributable to our cash on hand.

Interest expense. Interest expense decreased $1.1 million in 2008 to $0.1 million as compared to $1.2 million in 2007. Interest expense in 2008 includes approximately $0.1 million of non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock and interest on outstanding amounts under our line of credit during the period. Interest expense in fiscal 2007 includes approximately $0.5 million of non-cash interest associated with payments on our Notes and approximately $0.1 million in cash paid for interest on our Notes, approximately $0.5 million in amortization of the debt discount on our Notes, and approximately $0.1 million of non-cash dividends on our Series B Preferred Stock, which was paid in shares of our common stock.

Liquidity and Capital Resources

As of June 28, 2008, we had approximately $9.9 million of cash, of which approximately $0.1 million was restricted.

Based upon our current working capital position, current operating plans and expected business conditions, we believe that our current cash, as well as the availability from our new line of credit with Silicon Valley Bank, will be adequate to fund our operations through June 30, 2009.  In the long run, we expect to fund our working capital needs and other commitments primarily through our operating cash flow, which we expect to improve as we improve our operating margins and grow our business. We also expect to rely on our credit facility to fund a portion of our capital needs and other commitments.

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

As a result of the preferred stock financing, the holders of certain outstanding warrants had the right for a limited period of time (45 days after each closing) to seek redemption of those warrants at their Black-Scholes value.  During the first six months of fiscal 2008, we paid approximately $0.6 million to redeem Warrant As representing 303,031 shares of common stock and Warrant Cs representing 151,516 shares of common stock.  Following these redemptions, as of June 28, 2008, Warrant As representing 2,090,911 shares of common stock and Warrant Cs representing 1,045,456 shares of common stock remain outstanding.  The redemption periods under these warrants associated with our preferred stock financing have expired.  If these redemption rights are triggered again in the future as a result of subsequent equity issuances below $1.65 per share, our liquidity position would be adversely impacted.

We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of June 28, 2008, we had an accumulated deficit of approximately $202 million.  Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities and convertible debt, public security offerings, borrowings under our previous line of credit and capital equipment leases.

As of June 28, 2008, our cash and cash equivalents were $9.9 million, including restricted cash and cash equivalents of $0.1 million; this represents a decrease in our cash and cash equivalents of approximately $2.8 million from the $12.7 million on hand at December 31, 2007. Cash used in operating activities for the six months ended June 28, 2008 was $5.9 million as compared to $4.5 million for the six months ended June 30, 2007. Cash used in operating activities during the six months ended June 30, 2008 was primarily attributable to the net loss of approximately $11.4 million offset by non-cash items such as the change in the fair value of our warrants, depreciation and amortization, deferred revenue, non-cash compensation and consulting expense, non-cash interest expense and decreases in working capital.

Cash used in investing activities during the six months ended June 28, 2008 was $0.4 million as compared to $0.7 million for the six months ended June 30, 2007.  Cash used in investing activities during these periods was a result of capital expenditures during each of the respective periods.

Cash provided by financing activities for the six months ended June 28, 2008 was approximately $3.8 million as compared to cash used in financing activities of $0.6 million for the six months ended June 30, 2007. Net cash provided by financing activities during 2008 primarily related to borrowings under our line of credit of $3.0 million, $0.2 million from the exercise of warrants, and approximately $1.2 million from the exercise employee stock options and was offset in part by approximately $0.6 million paid to warrant holders exercising their redemption right during the period and payments on our capital lease obligations.  Net cash used in financing activities during 2007 primarily related to payments on our Convertible Notes and payments on our capital lease obligations.

Payments Due Under Contractual Obligations

We lease equipment and office space under non-cancelable capital and operating leases. The future minimum rental payments as of June 28, 2008 under the capital and operating leases with non-cancelable terms are included in the table below:

Calendar Years Ending December 31,	Capital Leases	Operating Leases

2008	$5,787	$639,215
2009	11,573	$1,078,196
2010	11,573	$523,797
2011	11,573	$159,408
2012	11,573	$—
Thereafter	1,931	$—
Total	$54,010	$2,400,616

Effects of Inflation

We believe that inflation and changing prices over the past three years have not had a significant impact on our net revenue or on our income from continuing operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (who is also currently our interim principal financial officer) of the effectiveness of our disclosure controls and procedures as of June 28, 2008. Based upon that evaluation, the Chief Executive Officer, acting as both the principal executive officer and interim principal financial officer, concluded that our disclosure controls and procedures are effective as of June 28, 2008.

(b) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to routine litigation and proceedings in the ordinary course of business.

On May 9, 2008, Advanced Energy Industries, Inc. (“AE”) filed a civil action in Colorado state court against us and our Chief Executive Officer, Charles S. Rhoades, seeking to enjoin Mr. Rhoades from employment by us based upon its claim that Mr. Rhoades was subject to a non-competition agreement with AE. On May 12, 2008, after a preliminary hearing, the Colorado court denied AE’s request for a temporary restraining order, ruling that AE had failed to meet its burden of demonstrating a reasonable likelihood of success on the merits of its claim. On July 1, 2008 and after an evidentiary hearing, the court denied AE’s request for a preliminary injunction, again finding that AE had not demonstrated a reasonable likelihood of success on the merits. Currently pending before the court is our motion to dismiss this action in its entirety.  We deny that there is any merit to the claims made by AE and intend to defend this matter vigorously through what we strongly believes will be a favorable conclusion.

Item 1A. Risk  Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 23, 2008, we issued 101,051 shares of common stock upon the exercise of warrants, for aggregate proceeds to us of $201,091, pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On June 9, 2008, we issued 16,997  shares of common stock upon the “cashless” exercise of warrants, pursuant to an exemption from registration afforded by Section 3(a)(9) of the Securities Act.

On June 18, 2008, we issued 36,709  shares of common stock upon the “cashless” exercise of warrants, pursuant to an exemption from registration afforded by Section 3(a)(9) of the Securities Act.

On April 7, 2008, in connection with a sales and marketing agreement, we issued a warrant to purchase 100,000 shares of common stock with an exercise price of $1.84 per share, pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act.

On June 28, 2008, as a result of warrant exercises during the second quarter and in accordance with a pre-existing contractual agreement with the investors in our Series C Preferred Stock financing, we issued warrants to purchase an aggregate 77,379 shares of common stock with an exercise price of $1.66 per share to such investors, pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on June 10, 2008. The following sets forth a brief description of each matter voted upon at the annual meeting and the number of votes cast for, against, withheld, as well as the number of abstentions and broker-non-votes, as to each such matter.

Proposals		Votes For	Votes Against	Votes Abstain	Broker Non-Vote
(1)	To elect the following Class II Directors:
	Philip J. Deutch	59,837,685	—	542,294	—
	Robert G. Schoenberger	60,088,609	—	291,370	—

(2)	To ratify the selection of Vitale, Caturano & Company, Ltd. as independent public accountants for the Company for the fiscal year ending December 31, 2008	59,936,766	267,001	176,212	—

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SATCON TECHNOLOGY CORPORATION
Date: August 12, 2008	By:

/s/ CHARLES S. RHOADES
Charles S. Rhoades President, Chief Executive Officer and Interim Principal Financial
Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1	Charles S. Rhoades Employment Offer Letter dated May 1, 2008.
10.2	Charles S. Rhoades Incentive Stock Option Agreement dated May 1, 2008.
10.3	Amendment to Key Employee Agreement between SatCon Technology Corporation and David E. O’Neil, dated June 5, 2008.
31.1	Certification by Principal Executive Officer and Interim Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002