Form 10-Q
period 2008-09-27
SATCON TECHNOLOGY CORP
filed 2008-11-06
CIK 889423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2008

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

Common Stock, $0.01 Par Value,

51,360,205 shares outstanding as of November 3, 2008.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 27,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$10,445,529	$12,615,566
Restricted cash and cash equivalents	84,000	84,000
Accounts receivable, net of allowance of $128,312 and $124,279 at September 27, 2008 and December 31, 2007, respectively	9,517,751	8,532,141
Unbilled contract costs and fees	561,233	536,567
Inventory, net	16,287,671	13,807,201
Prepaid expenses and other current assets	1,168,194	1,002,187
Current assets of discontinued operations	—	5,384,412

Total current assets	38,064,378	41,962,074
Property and equipment, net	2,275,285	1,765,453
Goodwill, net	123,714	123,714
Intangibles, net	498,023	793,739
Other long-term assets	1,561	32,931
Non-current assets of discontinued operations	—	1,930,766

Total assets	$40,962,961	$46,608,677

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank line of credit	$3,000,000	$—
Accounts payable	8,071,237	7,631,486
Accrued payroll and payroll related expenses	2,511,645	1,838,792
Other accrued expenses	3,286,330	3,182,157
Accrued contract losses	1,338,753	1,300,000
Accrued restructuring	936,964	—
Deferred revenue	9,034,026	7,672,451
Current liabilities of discontinued operations	—	2,266,191
Total current liabilities	$28,178,955	$23,891,077

Warrant liability	3,494,567	3,244,316
Redeemable convertible Series B Preferred Stock (290 and 340 shares issued and outstanding at September 27, 2008 and December 31, 2007; face value $5,000 per share; liquidation preference$1,450,000 at September 27, 2008 and $1,700,000 at December 31, 2007)	1,450,000	1,700,000
Other long-term liabilities	57,616	70,075
Non-current liabilities of discontinued operations	—	63,825
Total liabilities	$33,181,138	$28,969,293
Commitments and contingencies (Note H)

Redeemable convertible Series C Preferred Stock (25,000 shares issued and outstanding at September 27, 2008 and December 31, 2007, face value $1,000 per share, liquidation preference $30,000,000 at September 27, 2008 and December 31, 2007)	16,137,937	13,276,091
Stockholders’ equity (deficit):
Common stock; $0.01 par value, 200,000,000 shares authorized; 51,171,002 and 49,803,979 shares issued and outstanding at September 27, 2008 and December 31, 2007, respectively	$511,710	$498,040
Additional paid-in capital	182,152,809	180,933,100
Accumulated deficit	(190,096,204)	(176,757,615)
Accumulated other comprehensive loss	(924,429)	(310,232)
Total stockholders’ equity (deficit)	$(8,356,114)	$4,363,293
Total liabilities and stockholders’ equity (deficit)	$40,962,961	$46,608,677

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenue:
Product revenue	$17,215,392	$14,698,799	$36,947,201	$23,547,007
Funded research and development and other revenue	1,301,362	2,724,819	6,292,490	6,284,664
Total revenue from continuing operations	$18,516,754	$17,423,618	$43,239,691	$29,831,671
Operating costs and expenses:
Cost of product revenue	13,869,078	13,267,952	32,509,593	23,528,824
Research and development and other revenue expenses:
Funded research and development and other revenue expenses	1,145,719	1,989,552	4,828,139	4,658,398
Unfunded research and development expenses	1,642,265	618,690	3,619,615	1,428,800
Total research and development and other revenue expenses	$2,787,984	$2,608,242	$8,447,754	$6,087,198
Selling, general and administrative expenses	4,585,771	2,344,088	11,830,775	6,759,307
Amortization of intangibles	78,572	78,573	235,716	235,717
Restructuring costs	512,609	—	1,119,216	—
Total operating costs and expenses from continuing operations	$21,834,014	$18,298,855	$54,143,054	$36,611,046
Operating loss from continuing operations	$(3,317,260)	$(875,237)	$(10,903,363)	$(6,779,375)
Change in fair value of convertible notes and warrants	2,041,697	(1,008,163)	(822,501)	(423,535)
Other (income) expense, net	57,734	(64,370)	62,047	(115,444)
Interest income	56,872	56,804	197,143	179,035
Interest expense	(98,139)	(496,039)	(241,876)	(1,729,481)
Net loss from continuing operations	$(1,259,096)	$(2,387,005)	$(11,708,550)	$(8,868,800)

Loss from discontinued operations, net	$(990,434)	$(256,854)	$(1,957,837)	$(896,086)
Gain on sale of discontinued operations, net	327,798	—	327,798	—

Net loss	$(1,921,732)	$(2,643,859)	$(13,338,589)	$(9,764,886)

Accretion on Series C Preferred Stock to redemption value	(745,300)	—	(2,062,300)	—
Dividend on Series C Preferred Stock	(310,793)	—	(925,546)	—
Deemed dividend on Series C Preferred Stock	(10,000)	—	(126,000)	—

Net loss attributable to common stockholders	$(2,987,825)	$(2,643,859)	$(16,452,435)	$(9,764,886)

Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common shareholders	$(0.05)	$(0.05)	$(0.29)	$(0.20)
From loss on discontinued operations	$(0.02)	$(0.01)	$(0.04)	$(0.02)
From gain on sale of discontinued operations	$0.01	—	$0.01	—
Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.06)	$(0.06)	$(0.33)	$(0.22)

Weighted average number of common shares, basic and diluted	51,013,182	47,841,373	50,454,300	44,035,169

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the nine months ended September 27, 2008

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
Balance, December 31, 2007	49,803,979	$498,040	$180,933,100	$(176,757,615)	$(310,232)	$4,363,293	$—

Net loss	—	—	—	(13,338,589)	—	(13,338,589)	(13,338,589)
Issuance of warrants to Series C Preferred Stockholders	—	—	126,000	—	—	126,000	—
Beneficial conversion feature on Series C Preferred Stock	—	—	126,000	—	—	126,000	—
Series C Preferred Stock deemed dividend	—	—	(126,000)	—	—	(126,000)	—
Issuance of common stock to 401(k) Plan	209,628	2,096	428,710	—	—	430,806	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock	694,919	6,949	1,175,702	—	—	1,182,651	—
Issuance of common stock in lieu of six-month cash dividend on redeemable convertible Series B preferred stock	43,873	439	67,561	—	—	68,000	—
Issuance of common stock in connection with the exercise of warrants to purchase common stock	174,967	1,750	239,560	—	—	241,310	—
Issuance of restricted stock to employees	82,346	823	144,930	—	—	145,753	—
Issuance of common stock in connection with the conversion of Series B Preferred Stock	161,290	1,613	248,387	—	—	250,000	—
Accretion of Series C Preferred Stock to its redemption value	—	—	(2,062,300)	—	—	(2,062,300)	—
Issuance of warrants to purchase common stock to contractor	—	—	121,000	—	—	121,000	—
Dividend on Series C Preferred Stock	—	—	(925,546)	—	—	(925,546)	—
Employee stock-based compensation	—	—	1,655,705	—	—	1,655,705	—
Foreign currency translation adjustment	—	—	—	—	(614,197)	(614,197)	(614,197)
Comprehensive loss	—	—	—	—	—	—	$(13,952,786)
Balance, September 27, 2008	51,171,002	$511,710	$182,152,809	$(190,096,204)	$(924,429)	$(8,356,114)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net loss	$(13,338,589)	$(9,764,886)
Net loss from discontinued operations	1,957,837	896,086
Net gain on sale of discontinued operations	(327,798)	—
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	879,176	712,021
Provision for uncollectible accounts	4,043	47,019
Provision for excess and obsolete inventory	278,005	212,018
Non-cash compensation expense, including stock based compensation costs of $1,354,064 and $561,152 for the nine months ended September 27, 2008 and September 29, 2007, respectively	1,787,786	975,785
Non-cash expense associated with the issuance of warrants	121,000	—
Change in fair value of senior secured convertible notes and investor and placement agent warrant liability	822,501	423,534
Non-cash interest expense	101,444	1,639,065
Non-cash restructuring charge	274,552	1,122,000
Changes in operating assets and liabilities:
Accounts receivable	(1,360,502)	(299,423)
Unbilled contract costs and fees	(24,666)	92,574
Prepaid expenses and other current assets	388,876	(1,256,704)
Inventory	(3,333,040)	(5,185,355)
Other long-term assets	31,369	—
Accounts payable	746,431	2,684,382
Accrued payroll and payroll related expenses and other expenses	669,732	461,742
Accrued contract losses	99,536	—
Accrued restructuring	936,964	—
Deferred revenue	1,573,848	309,542
Other liabilities	(12,459)	123,219
Total adjustments	3,984,596	2,061,419
Net cash used in operating activities in continuing operations	(7,723,954)	(6,807,381)
Cash flows from investing activities:
Purchases of property and equipment	(1,156,505)	(823,160)
Net proceeds from sale of business segments	5,292,160	—
Net cash provided by (used in) investing activities in continuing operations	4,135,655	(823,160)
Cash flows from financing activities:
Net borrowings under line of credit	3,000,000	—
Payments related to warrant holder redemption rights	(572,250)	—
Repayment of long-term debt	—	(123,219)
Repayment of Senior Secured Convertible Notes	—	(500,000)
Net proceeds from exercise of options to purchase common stock	1,182,651	2,013
Net proceeds from exercise of warrants to purchase common stock	241,310	4,763,642
Net cash provided by financing activities in continuing operations	3,851,711	4,142,436
Cash flows from discontinued operations
Net cash provided by (used in) operating activities of discontinued operations	(1,914,334)	61,869
Net cash used in investing activities of discontinued operations	(211,297)	(32,581)
Net increase (decrease) in cash and cash equivalents from discontinued operations	$(2,125,631)	$29,288
Effect of foreign currency exchange rates on cash and cash equivalents	(307,818)	(227,252)
Net decrease in cash and cash equivalents	(2,170,037)	(3,686,069)
Cash and cash equivalents at beginning of period	12,615,566	7,190,827
Cash and cash equivalents at end of period	$10,445,529	$3,504,758

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2008 (“2008”) AND September 29, 2007 (“2007”)

(Unaudited)

Note A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SatCon Technology Corporation and its wholly-owned subsidiaries (collectively, the “Company”) as of September 27, 2008 and for the three and nine months then ended and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and nine months ended September 27, 2008 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note B. Realization of Assets and Liquidity

On September 26, 2008, substantially all of the assets of SatCon Electronics, Inc. (“Electronics”), a wholly-owned subsidiary of the Company, which comprised the Electronics business of manufacturing and selling advanced electronic assemblies, were sold to Spectrum Microwave, Inc. (“Spectrum”).  As consideration for the purchased assets, Spectrum paid approximately $5.6 million in cash, subject to certain post-closing adjustments, and assumed certain liabilities and obligations associated with the Electronics’ business.  The Company has accounted for its Electronics’ business as a discontinued operation in accordance with Statement of Financial Accounting Standards, No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. (See Footnote D “Discontinued Operations”).

On September 26, 2008, substantially all of the assets of SatCon Power Systems, Inc. (“Power Systems US”), a wholly-owned subsidiary of the Company, which comprised the Power Systems US business of manufacturing and selling electric motors and motor assemblies, were sold to US Hybrid, Inc (“US Hybrid”).  The purchase price for the purchased assets was approximately $0.6 million, subject to certain post-closing adjustments, and US Hybrid also assumed certain liabilities and obligations associated with the Power Systems US business.  The  Company has accounted for its Power Systems US business as a discontinued operation in accordance with Statement of Financial Accounting Standards, No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. (See Footnote D “Discontinued Operations”).

The Company anticipates that its current cash, including the cash it received from the sale of it Electronics and Power Systems US divisions, and the availability under its credit facility with Silicon Valley Bank, will be sufficient to fund its operations through at least September 30, 2009.   The Company has developed a business plan that envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past and allows the Company to remain in compliance with the covenants of the credit facility.  Although the Company believes it has developed a realistic business plan, there is no assurance that it can achieve these objectives.  Accordingly, if the Company is unable to realize its business plan or does not remain in compliance with the covenants of the credit facility, the Company would need to raise additional funds in the near future in order to sustain operations by selling equity or taking other actions to conserve its cash position, which could include selling of certain assets and incurring additional indebtedness.  Such actions would likely require the consent of the holders of the Company’s Series C Preferred Stock (the “Investors”), and there can be no assurance that such consent would be given.  Furthermore, there can be no assurance that the Company will be able to raise such funds if they are required.

Note C. Significant Accounting Policies and Basis of Consolidation

There have been no material changes from the Significant Accounting Policies and Basis of Presentation previously disclosed in Part II, Item 8, contained within “Notes to Consolidated Financial Statements” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2007.

Basis of Consolidation

The consolidated financial statements include the accounts of SatCon and its wholly-owned subsidiaries (SatCon Applied Technology, Inc. and SatCon Power Systems Canada, Ltd., and its discontinued operating divisions SatCon Electronics, Inc. and SatCon Power Systems, Inc. and). All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product typically passes upon shipment of the product, as the products are typically shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless the Company can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied. When appropriate the Company provides for a warranty reserve at the time the product revenue is recognized.  If a contract involves the provisions of multiple elements and the elements qualify for separation under EITF 00-21, Revenue Arrangements with Multiple Deliverables, total estimated contact revenue is allocated to each element based on the relative fair value of each element provided.  The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future.  Revenue is recognized on each element as described above and or below.

The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of September 27, 2008 and December 31, 2007, the Company has accrued $1.3 million, respectively, for anticipated contract losses on commercial contracts. Approximately $0.1 million of this amount was charged to operations during the nine month period ended September 27, 2008.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, overnight repurchase agreements with Silicon Valley Bank (the “Bank”) and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At September 27, 2008, the Company had approximately $3.7 million invested in a money market account with a national bank. At September 27, 2008 and December 31, 2007, the Company had restricted cash of approximately $84,000, of which $34,000 related to the security deposit requirement, which is backed by a stand-by letter of credit, and $50,000 related to a certificate of deposit backing up the Company’s credit cards. In addition, at September 27, 2008 and December 31, 2007, the Company had overnight repurchase agreements with the Bank of $6,107,358 and $1,763,502, respectively.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders’ equity including the long-term portion of intercompany advances is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions that are included as a component of other income were approximately income of $0.1 million for the nine months ended September 27, 2008 and were $0.1 million for the nine months ended September 29, 2007.   Foreign currency gains (losses) included as a component of cost of goods sold were gains of approximately $0.3 million and a loss of approximately $(0.1) million for the nine months ended September 27, 2008 and September 29, 2007, respectively.

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

The Company recognized the full impact of its share-based compensation arrangements in the consolidated financial statements for the three and nine months ended September 27, 2008 and  September 29, 2007 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material.  The following table presents share-based compensation expense included in the Company’s consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Cost of product revenue	$26,622	$54,523	$68,737	$77,438
Funded research and development and other revenue expense	27,034	51,829	80,624	93,750
Unfunded research and development and other revenue expenses	66,765	44,045	89,455	49,618
Selling, general and administrative expenses	627,975	113,849	1,389,799	340,103
Share based compensation expense from continuing operations before tax	$748,396	$264,246	$1,628,615	$560,909

Share based compensation expense from discontinued operations	(2,337)	47,250	27,090	87,843

Total share based compensation expense	$746,059	$311,496	$1,655,705	$648,752

Income tax benefit	—	—	—	—

Net compensation expense	$746,059	$311,496	$1,655,705	$648,752

Compensation expense associated with the granting of stock options to employees is being recognized on a straight-line basis over the service period of the option.  In instances where the actual compensation expense would be greater than that calculated using the straight-line method, the actual compensation expense is recorded in that period.

During the nine month period ended September 27, 2008, the Company accelerated unvested options for two of its senior executives.  In addition, the Company extended the time to exercise these options, normally ninety days, to two years from the date of their respective last days of employment.  As a result, the Company recorded a  non-cash restructuring charge of approximately $275,000, of which approximately $70,000 related to the acceleration of unvested options and $205,000 related to the extension of time to exercise these options.  The Company valued these changes using a Black-Scholes option pricing model.

The weighted average grant date fair value of options granted during the three and nine months ended September 27, 2008 and September 29, 2007 were $2.44 and $2.04 and $1.49 and $1.42, respectively, per option.  The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended		Nine Months Ended
Assumptions:	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Expected life (1)	6.25 years	6.0 years	5.0 years - 6.25 years	5.0 years - 6.25 years
Expected volatility range (2)	84.0% - 84.3%	85.64% - 86.24%	80.1% - 89.5%	84.7% - 89.9%
Dividends	none	none	none	none
Risk-free interest rate (3)	3.25% - 3.38%	4.3%	2.70% – 3.38%	4.3% - 4.8%
Forfeiture Rate (4)	6.25%	6.25%	6.25%	6.25%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable, debt instruments, convertible notes, Series B Preferred Stock and Series C Preferred Stock. The estimated fair values of these financial instruments approximate their carrying values at September 27, 2008 and December 31, 2007. The estimated fair values have been determined through information obtained from market sources and management estimates.   The Company’s warrant liability is recorded at fair value.  See “Fair Value Measurement” section below.

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

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition. Level 1 financial assets measured at fair value on a recurring basis consist of money market funds (cash equivalents) of approximately $3.7 million as of September 27, 2008.  Level 2 financial assets measured at fair value on a recurring basis consist of long-term investor warrant liabilities of approximately $3.5 million as of September 27, 2008 (see Note K. Convertible Debt Instruments and Warrant Liabilities Valuation – Methodology and Significant Assumptions).  The Company has no Level 3 financial assets measured at fair value on a recurring basis as of September 27, 2008. Within the Company’s Level 2 financial assets, which consists of the Warrant As, Warrant Cs and the placement agent warrants, the Warrant As and Warrant Cs are being fair valued utilizing a binomial lattice model and the placement agent warrants are being fair valued using a Black-Scholes option pricing model.

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

The Company determined the fair values of the Convertible Notes, investor warrants and placement agent warrants using valuation models it considers to be appropriate. The Company’s stock price has the most significant influence on the fair value of its Convertible Notes and related warrants. An increase in the Company’s common stock price would cause the fair values of both the Convertible Notes and warrants to increase, because the conversion and exercise prices, respectively, of such instruments are fixed at $1.65 and $1.815 per share, respectively, and result in a charge to our statement of operations. A decrease in the Company’s stock price would likewise cause the fair value of the Convertible Notes and the warrants to decrease and result in a credit to our statement of operations. If the price of the Company’s common stock were to have declined significantly, however, the decrease in the fair value of the Convertible Notes would have been limited by the instrument’s debt characteristics. Under such circumstances, the Company’s estimated cost of capital would have become another significant variable affecting the fair value of the Convertible Notes.

Redeemable Convertible Series B Preferred Stock

The Company accounts for its Series B Preferred Stock and associated warrants in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series B Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities.  The Company determined the initial value of the Series B Preferred Stock and investor warrants using valuation models it considers to be appropriate.  The Series B Preferred Stock is classified within the liability section of the Company’s balance sheet.  To the extent that the Series B Preferred Stock is subject to a remeasurement event under EITF Topic D-98 or is otherwise modified, the Series B Preferred Stock will be reclassified to temporary equity.

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

Note D —Discontinued Operations

On September 26, 2008, the Company sold the Company’s Electronics and Power Systems US business segments to two unrelated companies, for approximately $5.6 million in cash to be paid out and $0.6 million in non-cash consideration consisting of the accounts receivable balance for the Power Systems US division. Prior to the sale, each of these divisions was reported by the Company as its own operating segment.  Operations associated with these discontinued segments have been classified as loss from discontinued operations in the accompanying consolidated statements of income, and cash flows associated with these segments are included in cash flows from discontinued operations in the consolidated statements of cash flows.

Net sales from discontinued operations were $3.9 million, $3.6 million, $11.0 million and $11.2 million for the three and nine months ended September 27, 2008 and September 29, 2007, respectively. Loss from discontinued operations was $1.0 million and $2.0 million and $0.3 million, and $0.9 million for the three and nine months ended September 27, 2008 and September 29, 2007, respectively.   Net sales and net loss from discontinued operations is broken out by division as follows:

	Three Months Ended		Nine Months Ended
Division	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Electronics

Net Sales	$3,017,779	$2,528,453	$8,250,768	$7,359,466

Net Loss	$(731,719)	$(114,453)	$(1,161,625)	$(360,627)

Power Systems, US

Net Sales	$867,920	$1,039,115	$2,735,773	$3,811,966

Net Loss	$(258,715)	$(142,401)	$(796,212)	$(535,459)

Discontinued Operations

Total Net Sales	$3,885,699	$3,567,568	$10,986,541	$11,171,432

Total Net Loss	$(990,434)	$(256,854)	$(1,957,837)	$(896,086)

In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations, the Company has not allocated interest to discontinued operations.  The Company has also eliminated certain intercompany activity associated with discontinued operations.

The net assets of the Electronics and Power Systems US Divisions at September 27, 2008 and December 31, 2007 consisted of the following, which have been reclassified in the accompanying consolidated balance sheet:

	September 27, 2008	December 31, 2007
Cash and cash equivalents	$—	$(70,070)
Accounts receivable, net	—	$1,930,182
Inventory	—	$3,383,223
Prepaid expenses	—	$71,007
Current assets of discontinued operations	$—	$5,314,342
Property and equipment, net	—	$1,294,198
goodwill other long-term assets	—	$636,568
Non-current assets of discontinued operations	$—	$1,930,766

Accounts payable	—	$1,521,748
Deferred revenue	—	$430,642
Accrued payroll and related expenses	—	$42,075
Other current liabilities	—	$271,726
Current liabilities of discontinued operations	$—	$2,266,191

Long-term Liabilities of discontinued operations	$—	$63,825

The sale of the Electronics and Power Systems US divisions resulted in a gain on sale of discontinued operations for the period ended September 27, 2008 as follows:

	Electronics	Power Systems, US	Total
Net current assets sold	$3,417,632	$404,474	$3,822,106
Long-term assets sold	1,120,176	45,556	1,165,732
Total net assets sold	$4,537,808	$450,030	$4,987,838
Consideration received, net	$5,047,892	$267,744	$5,315,636
Gain on sale of discontinued operations	$510,084	$(182,286)	$327,798

Note E. Loss per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Loss from continuing operations	$(1,259,096)	$(2,387,005)	$(11,708,550)	$(8,868,800)
Loss from discontinued operations	(990,434)	(256,854)	(1,957,837)	(896,086)
Gain on disposal of discontinued operations	327,798	—	327,798	—
Accretion and dividends and deemed dividends on Series C Preferred Stock	(1,066,093)	—	(3,113,846)	—
Net loss attributable to common shareholders	$(2,987,825)	$(2,643,859)	$(16,452,435)	$(9,764,886)
Basic and diluted:
Common shares outstanding, beginning of period	50,921,737	43,967,441	49,803,979	40,105,073
Weighted average common shares issued during the period	91,445	3,873,932	650,321	3,930,096

Weighted average shares outstanding—basic and diluted	51,013,182	47,841,373	50,454,300	44,035,169

Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common shareholders	$(0.05)	$(0.05)	$(0.29)	$(0.20)
From loss on discontinued operations	$(0.02)	$(0.01)	$(0.04)	$(0.02)
From gain on sale of discontinued operations	$0.01	—	$0.01	—
Net loss per weighted average share, basic and diluted	$(0.06)	$(0.06)	$(0.33)	$(0.22)

As of September 27, 2008 and September 29, 2007, shares of common stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive.  In addition, shares of common stock issuable upon the conversion of Series B and Series C Preferred Stock were excluded from the diluted weighted average common shares outstanding as their effect would also have been anti-dilutive.   The Company reports net loss per basic and diluted common share in accordance with SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, except when the effect would be anti-dilutive.

The table below summarizes the option and warrants and convertible preferred stock that were excluded from the calculation above due to their effect being antidilutive:

	September 27, 2008	September 29, 2007
Common Stock issuable upon the exercise of:
Options	10,478,177	4,893,329
Warrants	26,488,278	9,279,127
Total Options and Warrants excluded	36,966,455	14,172,456
Common stock issuable upon the conversion of senior secured convertible notes, at conversion price of $1.65 per share	—	4,581,002
Common Stock issuable upon the conversion of redeemable convertible Series B Preferred Stock	935,484	898,438
Common Stock issuable upon the conversion of redeemable convertible Series C Preferred Stock	24,038,462	—
	61,940,401	19,651,896

The table below details out shares of common stock underlying securities for which the securities would have been considered dilutive at September 27, 2008 and September 29, 2007 had the Company not been in a loss position:

	# of Underlying Common Shares
	September 27, 2008	September 29, 2007
Employee stock options	2,370,375	260,700
Warrants to purchase common stock	10,094,042	39,482
Series B Convertible Preferred Stock	935,484	898,438
Series C Convertible Preferred Stock	24,038,462	—
Common stock issuable upon the conversion of senior secured Convertible Notes, at conversion price of $1.65 per share	—	4,581,002
Total	37,438,363	5,779,622

Note F. Segment Disclosures

The Company’s organizational structure is based on strategic business units that perform services and offer various products to the principal markets in which the Company’s products are sold. These business units currently equate to two reportable segments: Applied Technology and Power Systems, Canada.  The summary of continuing operations by operating segment below has been adjusted due to the sale of the Power Systems US and Electronics divisions, each of which was previously reported as its own reportable segment, and no longer reflects the information for either or these two segments.

SatCon Applied Technology, Inc. performs research and development services in collaboration with third parties. SatCon Power Systems, Canada, Ltd. specializes in the engineering and manufacturing of power systems. The Company’s principal operations and markets are located in the United States.

The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and profit and loss from operations, including amortization of intangibles. Common costs not directly attributable to a particular segment are included in the corporate segment. These costs include corporate costs such as executive officer compensation, engineering, facility costs, legal, audit and tax and other professional fees.

The following is a summary of the Company’s continuing operations by operating segment:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Applied Technology:
Funded research and development and other revenue	$1,301,362	$2,724,819	$6,292,490	$6,284,664
Income (loss) from operations	$(605,743)	$10,497	$(1,092,007)	$(365,870)
Power Systems, Canada:
Product revenue	$17,215,392	$14,698,799	$36,947,201	$23,547,007
Income (loss) from operations	$(167,869)	$(265,683)	$(4,375,326)	$(4,423,502)
Corporate:
Loss from operations	$(2,543,648)	$(620,051)	$(5,436,030)	$(1,990,003)
Consolidated:
Product revenue	$17,215,392	$14,698,799	$36,947,201	$23,547,007
Funded research and development and other revenue	1,301,362	2,724,819	6,292,490	6,284,664
Total revenue	$18,516,754	$17,423,618	$43,239,691	$29,831,671

Operating loss from continuing operations	$(3,317,260)	$(875,237)	$(10,903,363)	$(6,779,375)
Change in fair value of Notes and Warrants	2,041,697	(1,008,163)	(822,501)	(423,535)
Other income (expense), net	57,734	(64,370)	62,047	(115,444)
Interest income	56,872	56,804	197,143	179,035
Interest expense	(98,139)	(496,039)	(241,876)	(1,729,481)
Net loss from continuing operations	$(1,259,096)	$(2,387,005)	$(11,708,550)	$(8,868,800)
Discontinued Operations:
Loss from discontinued operations	$(990,434)	$(256,854)	$(1,957,837)	$(896,086)
Gain on sale of discontinued operations	327,798	—	327,798	—
Net loss	$(1,921,732)	$(2,643,859)	$(13,338,589)	$(9,764,886)

Common assets not directly attributable to a particular segment are included in the Corporate segment. These assets include cash and cash equivalents, prepaid and other corporate assets.  The following is a summary of the Company’s assets by operating segment:

	September 27, 2008	December 31, 2007
Applied Technology:
Segment assets	$2,003,344	$4,498,602
Power Systems, Canada
Segment assets	26,515,436	20,897,103
Corporate:
Segment assets	12,444,181	12,444,296
Discontinued Operations
Segment assets	—	8,768,676
Total assets	$40,962,961	$46,608,677

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenue by geographic region based on location of customer (1):
United States	$14,325,248	$11,481,884	$37,124,871	$23,694,182
Rest of world	4,191,506	5,941,734	6,114,820	6,137,489
Total revenue	$18,516,754	$17,423,618	$43,239,691	$29,831,671

(1) Does not include revenue from discontinued operations for all periods presented.

	September 27,	December 31,
	2008	2007
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations (2)::
United States	$962,746	$1,383,163
Rest of world	1,934,276	1,299,743

Total long-lived assets (including goodwill and intangible assets)	$2,897,022	$2,682,906

(2) Does not include assets from discontinued operations for all periods presented.

Note G. Legal Matters

From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business.

On May 9, 2008, Advanced Energy Industries, Inc. (“AE”) filed a civil action in Colorado state court against the Company and its Chief Executive Officer, Charles S. Rhoades, seeking to enjoin Mr. Rhoades from employment by the Company based upon its claim that Mr. Rhoades was subject to a non-competition agreement with AE. On May 12, 2008, after a preliminary hearing, the Colorado court denied AE’s request for a temporary restraining order, ruling that AE had failed to meet its burden of demonstrating a reasonable likelihood of success on the merits of its claim. On July 1, 2008 and after an evidentiary hearing, the court denied AE’s request for a preliminary injunction, again finding that AE had not demonstrated a reasonable likelihood of success on the merits. Currently pending before the court is the Company’s motion to dismiss this action in its entirety.  The Company denies that there is any merit to the claims made by AE and intends to defend this matter vigorously.

Note H. Commitments and Contingencies

Operating Leases

The Company leases its facilities under various operating leases that expire through October 2011.

Future minimum annual rentals under lease agreements at September 27, 2008 are as follows:

Fiscal Year
2008	$324,089
2009	825,323
2010	344,713
2011	224,712
2012	—
Thereafter	—
Total	$1,718,837

Letters of Credit:

The Company utilizes a standby letter of credit to satisfy a security deposit requirement. Outstanding standby letters of credit as of September 27, 2008 and December 31, 2007 were $34,000, respectively. The Company is required to pledge cash as collateral on these outstanding letters of credit. As of September 27, 2008 and December 31, 2007, the cash pledged as collateral for these letters of credit was $34,000, respectively, and is included in restricted cash and cash equivalents on the balance sheet.

Employment Agreements:

The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined in the employment agreements. As of September 27, 2008 and December 31, 2007, the Company’s potential obligation to these employees was approximately $0.8 million and $0.5 million, respectively.

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

On September 24, 2008, the Company entered into the Second Loan Modification Agreement with a Bank. The Second Loan Modification modified certain of the financial covenants related to the New Loan Agreement. The Company paid the Bank’s legal fees of approximately $15,000 related to the Second Loan Modification Agreement. As of September 27, 2008, the Company had $3.0 million outstanding under the New Loan Agreement and the Bank’s prime rate was 6%. The Company was in compliance with its financial covenants related to this agreement as of September 27, 2008.

Note I. Product Warranties

In its Power Systems divisions the Company provides a warranty to its customers for most of its products sold. In general the Company’s warranties are for one year after the sale of the product and five for photovoltaic inverter product sales. The Company reviews its warranty liability quarterly. Factors taken into consideration when evaluating the Company’s warranty reserve are (i) historical claims for each product, (ii) the development stage of the product, (iii) volume increases, (iv) life of warranty and (v) other factors. The Company revised its estimates for product warranties during the third quarter of 2008 based on an analysis of actual expenses by specific product line and estimated future costs related to warranty. The Company adjusted its product warranty accrual accordingly based on this analysis. To the extent actual experience differs from the Company’s estimates the provision for product warranties will be adjusted in future periods. Such differences may be significant.

The following is a summary of the Company’s accrued warranty activity for the following periods:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Balance at beginning of period	$2,572,404	$776,584	$2,001,757	$456,847
Provision	452,613	633,934	1,397,265	1,005,222
Usage, other, net	(1,103,980)	27,805	(1,477,985)	(23,746)
Balance at end of period	$1,921,037	$1,438,323	$1,921,037	$1,438,323

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

As noted above on November 7, 2007 the remaining balance of the Convertible Notes was retired by cash redemption.

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

For so long as any Warrant As remain outstanding, we may not issue any common stock or common stock equivalents at a price per share less than $1.65. In the event of a breach of this provision, the holders may elect to require us to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A. As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note K below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right. During the fourth quarter of fiscal 2007, the Company paid approximately $1.4 million to redeem Warrant As representing 1,242,426 shares of common stock. During the first quarter of fiscal 2008, the Company paid approximately $0.4 million to redeem Warrant As representing 303,031 shares of common stock. (See table below for assumptions used in valuing the warrants redeemed during the nine months ended September 27, 2008). As of September 27, 2008, 2,090,911 Warrant As to purchase common stock were outstanding.

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

For so long as any Warrant Cs remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant Cs for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant C. As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note K below, the holders were entitled for a limited period of time (45 days after each issuance) exercise this right. During the fourth quarter of fiscal 2007, the Company paid approximately $0.7 million to redeem Warrant Cs representing 621,215 shares of common stock. During the first quarter ended March 29, 2008, the Company paid approximately $0.2 million to redeem Warrant Cs representing 151,516 shares of common stock. (See table below for assumptions used in valuing the warrants redeemed during the nine months ended September 27, 2008). As of September 27, 2008, 1,045,456 Warrant Cs to purchase common stock were outstanding.

The table below summarizes Black-Scholes option pricing model range of assumptions that were used in valuing the warrants redeemed for both the Warrant As and Warrant Cs during 2008.

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

Upon issuance of the Convertible Notes and Warrants, the Company allocated the proceeds received from the Convertible Notes and the Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Convertible Notes to be $9.4 million. The Convertible Notes were immediately marked to fair value, resulting in a derivative liability in the amount of $16.3 million. As of September 29, 2007, the Notes have been marked to fair value resulting in a derivative liability of $7.7 million. The net credit to Change in Fair Value of Convertible Notes and Warrants for the three months ended September 27, 2007 was $0.8 million. The net credit to Change in Fair Value of Notes and Warrants for the nine months ended September 29, 2007 was $1.0 million. The Convertible Notes were paid off in full in the fourth quarter of 2007.

Upon issuance, the Company allocated $2.7 million of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $4.9 million and a charge to other expense of $2.2 million. As of December 31, 2006, the Warrants have been marked to fair value resulting in a derivative liability of $2.9 million. As of December 31, 2007, the remaining outstanding Warrants have been marked to fair value resulting in a derivative liability of $3.2 million. The credit to Change in Fair Value of Convertible Notes and Warrants, related to the Warrants, for the three and nine months ended September 29, 2007 was $0.9 million and $0.6 million, ($1.8 million and $ (0.9) million, including warrant modification, discussed above), respectively. As of September 27, 2008 the remaining outstanding Warrants have been marked to fair value resulting in a derivative liability of $3.5 million. The credit to Change in Fair Value of Convertible Notes and Warrants, related to the Warrants, for the three months ended September 27, 2008 was approximately $2.0 million. During the nine months ended September 27, 2008 the Company recorded an expense to the Change in Fair Value of Convertible Notes and Warrants related to the Warrants of $250,251. At inception the transaction costs were immediately expensed as part of the fair value adjustment.

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

A summary of the changes in the fair value of the Convertible Notes and the Warrants:

	Fair Value of Notes	Fair Value of Warrant Liabilities	Total
Balance December 31, 2006	$12,740,482	$2,920,553	$15,661,035
Amortization of debt discount	768,596	—	768,596
Fair value adjustment (4)	(999,311)	(1,225,548)	(2,224,859)
Note holder conversion @ $1.65 per share	(525,000)	—	(525,000)
Modification charge of Warrant Bs	—	872,728	872,728
- Exercise of Warrant Bs and reclassification to equity	—	(872,728)	(872,728)
- Charge related to the initial issuance of Warrant Cs	—	1,775,666	1,775,666
Redemptions:
- Cash	(500,000)	—	(500,000)
- Stock (1)	(3,809,447)	—	(3,809,447)
Balance at September 29, 2007	$7,675,320	$3,470,671	$11,145,991

Balance at December 31, 2007 (2)	$0	$3,244,316	$3,244,316
Fair value adjustment (4)	—	250,251	250,251
Change in fair value of redeemed Warrant As and Cs at redemption (3) (4)	—	572,250	572,250
Warrant Redemptions:
- Cash Paid for Warrant A redemption (3)	—	(387,591)	(387,591)
- Cash paid for Warrant C redemption (3)	—	(184,659)	(184,659)
Balance at September 27, 2008	$0	$3,494,567	$3,494,567

(1)          Includes a fair value adjustment of $365,217.

(2)   The Company satisfied the Convertible Notes in full on November 7, 2007. Pursuant to the terms of the Convertible Notes, the Company was required to pay a premium of 20% of the then outstanding balance of the Convertible Notes.

(3)          As a result of the Series C Preferred Stock financing, certain holders of both Warrant As (1,242,426) and Warrant Cs (621,215), through December 31, 2007, exercised their right of redemption, resulting in the Company paying to each redeeming warrant holder the Black-Scholes value of these warrants on the date of notification of redemption. During the nine months ended September 27, 2008 holders of  both Warrant As (303,031) and Warrant Cs (151,516) exercised their right of redemption, resulting in the Company paying to each redeeming warrant holder the Black-Scholes value of these warrants on the date of notification of redemption.

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

In addition, the Company elected to pay the April 30, 2007 and July 31, 2007 interest payments in shares of its common stock. As a result the Company recorded the following charges as it relates to the interest payment on the Convertible Notes (interest on the Convertible Notes is due quarterly on the last day of January, April, July and October, respectively):

Due Date	Shares	$ Value	Fair Value	Additional Expense Recorded
April 30, 2007	226,746	$252,824	$303,941	$51,116
July 31, 2007	164,385	$214,858	$216,069	$1,211

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

In estimating the fair value of the Convertible Notes and Warrants the following methods and significant input assumptions were applied:

Methods

•                  A binomial model was utilized to estimate the fair value of the Convertible Notes at December 31, 2006, March 31, 2007, June 30, 2007 and September 29, 2007. A binomial model represents finite possible paths of the underlying instruments price over the life of the instrument and is most practical in valuations involving variable inputs or when the option/conversion feature is both exercisable and exercise prior to maturity is favorable (i.e., an American option). The binomial model considers the key features of the Convertible Notes, and is subject to the significant assumptions discussed below. First, a discrete simulation of the Company’s stock price was conducted at each monthly step (node) throughout the expected life of the instrument. Second, an analysis of all future debt repayments was conducted using an appropriate discount rate, while considering the 10% discount in the event repayments are settled with shares rather than with cash, to estimate the fair value of the debt at each monthly date. The Stated Rate 6-Month LIBOR Condition was estimated by utilizing a 6-month LIBOR forward yield curve based on LIBOR rates and interest rate swaps. Third, an analysis of the higher of the fair value of debt or conversion/redemption value was conducted relative to each node. Fourth, an analysis of the higher of a holding position (i.e., fair value of a future node value discounted using an applicable discount rate) or the fair value result of the second step above was conducted relative to each node until a final fair value of the instrument is concluded at initial node, representing the valuation date. This model requires the following key inputs with respect to the Company and/or instrument:

	Dec. 31,	March	June 30,	September 29,
Input	2006	31, 2007	2007	2007 (1)
Quoted Stock Price	$1.14	$1.30	$1.22	$1.14
Exercise Price	$1.65	$1.65	$1.65	$1.65
Time to Maturity (in years)	4.55	4.30	4.05	3.80
Stock Volatility	90%	84%	82%	70%
Risk-Free Rate	4.71%	4.54%	4.91	4.11%
Dividend Rate	0%	0%	0%	0%

(1) The Convertible Notes were paid off in full on November 7, 2007.

•                  A binomial lattice model was utilized to estimate the fair value of Warrant As at December 31, 2006, June 30, 2007, December 31, 2007, and September 27, 2008, as well as the fair value of the Placement Agent Warrants at December 31, 2006 and the Warrant Cs at December 31, 2007and September 27, 2008. A binomial lattice model was utilized to estimate the fair value of the Warrant Bs at December 31, 2006, March 31, 2007 and June 30, 2007. The binomial model considers the key features of the Warrants, and is subject to the significant assumptions discussed below. First, a discrete simulation of the Company’s stock price was conducted at each node and throughout the expected life of the instrument. Second, an analysis of the higher of a holding position (i.e., fair value of a future node value discounted using an applicable discount rate) or exercise position was conducted relative to each node, which considers the non-exercise period, until a final fair value of the instrument is concluded at the node representing the valuation date. This model requires the following key inputs with respect to the Company and/or instrument:

Warrant As
Input	Dec. 31, 2006	March 31, 2007	June 30, 2007	Sept.29, 2007	Dec. 31, 2007	Mar. 29, 2008	June 28, 2008	Sept. 27, 2008
Quoted Stock Price	$1.14	$1.30	$1.22	$1.14	$1.650	$1.84	$3.01	$2.10
Exercise Price	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	6.55	6.31	6.06	5.80	5.60	5.30	5.10	4.80
Stock Volatility	91%	88%	86%	85%	83%	80%	80%	72%
Risk-Free Rate	4.70%	4.57%	4.94	4.29%	3.53%	2.57%	3.37%	2.96%
Dividend Rate	0%	0%	0%	0%	0%	0%	0%	0%
Non-Exercise Period	Until 1/19/2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Warrant Bs (1)
Input	Dec. 31, 2006	March 31, 2007	June 30, 2007	July 17, 2007
Quoted Stock Price	$1.14	$1.30	$1.22	$1.55
Exercise Price	$1.68	$1.68	$1.68	$1.68
Time to Maturity (in years)	0.67	0.42	0.17	0.17
Stock Volatility	72%	68%	40%	40%
Risk-Free Rate	5.06%	5.04%	4.56	5.02%
Dividend Rate	0%	0%	0%	0%
Non-Exercise Period	Until 1/19/2007	N/A	N/A	N/A

(1) the Warrant Bs were exercised in full on July 17, 2007.

Warrant Cs (1)
Input	July 17, 2007	Sept. 29, 2007	Dec. 31, 2007	Mar. 29, 2008	June 28, 2008	Sept. 27, 2008
Quoted Stock Price	$1.55	$1.14	$1.650	$1.84	$3.01	$2.10
Exercise Price	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	7.0	6.8	6.5	6.3	6.1	5.8
Stock Volatility	90%	87%	85%	85%	85%	80%
Risk-Free Rate	5.02%	4.37%	3.64%	2.77%	3.50%	3.19%
Dividend Rate	0%	0%	0%	0%	0%	0%
Non-Exercise Period	Until 1/17/08	Until 1/17/08	Until 1/17/08	N/A	N/A	N/A

(1) Warrant Cs were issued on July 17, 2007 upon the exercise of the Warrant Bs.

Placement Agent Warrants
Input	Dec. 31, 2006
Quoted Stock Price	$1.14
Exercise Price	$1.87
Time to Maturity (in years)	4.55
Stock Volatility	86%
Risk-Free Rate	4.71%
Dividend Rate	0%
Non-Exercise Period	Until 1/19/2007

•                  A Black-Scholes option pricing model was utilized to estimate the fair value of Placement Agent Warrants at March

31, 2007, December 31, 2007, March 29, 2008, June 28, 2008 and September 27, 2008. A change in method from the binomial to Black-Scholes was warranted because the warrants’ non-exercise period ended prior to the valuation date and all required inputs were fixed. This model requires the following key inputs with respect to the Company and/or instrument:

Input	March 31, 2007	June 30, 2007	Dec. 31, 2007	March 29, 2008	June 28, 2008	Sept. 27, 2008
Quoted Stock Price	$1.30	$1.22	$1.65	$1.84	$3.01	$2.10
Exercise Price	$1.87	$1.87	$1.87	$1.87	$1.87	$1.87
Time to Maturity (in years)	4.30	4.05	3.55	3.31	3.06	2.81
Stock Volatility	84%	82%	70%	70%	75%	75%
Risk-Free Rate	4.54%	4.91	3.175%	1.91%	2.93%	2.33%
Dividend Rate	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A

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

Note K. Redeemable Convertible Series B and Series C Preferred Stock

Series B Convertible Preferred Stock

290 and 340 shares of Series B Preferred Stock were outstanding as of September 27, 2008 and December 31, 2007, respectively. As of September 27, 2008 and December 31, 2007, the Series B Preferred Stock was convertible into 935,484 and 1,096,774 shares of common stock, respectively. As of September 27, 2008 and December 31, 2007, the conversion price of the Series B Preferred Stock was $1.55 per share.

As a result of the issuance of shares of common stock in lieu of cash for the principal and interest payments due on the Convertible Notes (see Note J. Convertible Debt Instruments and Warrant Liabilities), the issuance of common stock as a result of the conversion of some of the outstanding Convertible Notes and the issuance of common stock to the landlord to settle the Worcester lease, the Company recorded the following non-cash charges as interest expense in its Statement of Operations during the three and nine months ended September 29, 2007 and adjusted the conversion price on the Series B Preferred Stock as follows:

Date	Type of Payment	Conversion/ Exercise Price	Adjusted Conversion/ Exercise Price (1)	Interest Expense
1/3/2007	Lease settlement issuing 850,000 shares	$2.06	$2.04	$16,912
2/28/07	Principal payment issuing 445,899 shares	$2.04	$2.03	$8,498
4/30/07	Interest payment issuing 226,746 shares	$2.03	$2.03	—
5/1/07	Principal payment issuing 444,361 shares	$2.03	$2.02	$8,112
6/1/07	Principal payment issuing 452,343 shares	$2.02	$2.01	$8,208
7/1/07	Principal payment issuing 480,753 shares	$2.01	$2.00	$9,296
7/10/07	Conversion of Notes and accrued interest at $1.65 per shares, issuing 323,573 shares	$2.00	$2.00	$2,232
7/17/07	Warrant Exercise issuing 3,636,368 shares	$2.00	$1.94	$46,774
7/31/07	Interest payment issuing 174,662 shares	$1.94	$1.94	$2,281
08/01/07	Principal payment issuing 379,716 shares	$1.94	$1.94	$4,870
9/01/07	Principal payment issuing 381,220 shares	$1.94	$1.93	$8,938
9/27/2007	Principal Payment issuing 492,559 shares	$1.93	$1.92	$8,984

	Interest expense for the three months ended September 29, 2007			$83,375

	Interest expense for the nine months ended September 29, 2007			$125,105

(1)         After the adjustments made to the conversion price during the year ended December 31, 2007, the 290 outstanding shares of Series B Preferred Stock are convertible into 935,483 shares of common stock at a conversion price of $1.55 per share and remains at $1.55 per share as of September 27, 2008 as there were no adjustments to the conversion price of the Series B Preferred Stock during the three and nine months ended September 27, 2008.

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

In the purchase agreement, the Company also agreed to issue the Investors additional warrants in the event that the holders of certain existing warrants (none of whom are affiliated with the Investors) exercise those warrants in the future. Upon such exercises, the Company will issue to the Investors additional warrants to purchase common stock equal to one-half of the number of shares of common stock issued upon exercise of these existing warrants. The exercise price of these warrants will be $1.66 per share (during 2008, prior to the issuance of any such warrants, the warrant holders agreed to change the exercise price would to $1.66 per share from $1.25 per share). As of September 27, 2008, if all of the remaining existing warrants are exercised, the Company would need to issue warrants to purchase an additional 3,294,613 shares of common stock to the Investors. During the nine month period ended September 27, 2008 existing warrants to purchase 271,151 shares of common stock were exercised resulting in the Company issuing 174,857 shares of common stock (some warrants were exercised on a “cashless” basis resulting in fewer shares being issued). As a result of these exercises the Company issued to the Investors warrants to purchase 87,483 shares of common stock. 77,378 of these warrants expire on June 28, 2015 and 10,105 of these warrants expire on September 27, 2015 and have an exercise price of $1.66 per share. On June 28, 2008 and September 27, 2008, the dates of issuance, the Company valued these warrants using a Black-Scholes option pricing model with the assumptions detailed below. After valuing these warrants the Company allocated the calculated value to the relative fair value of each tranche of preferred stock. As a result, the Company recorded the allocated value of the warrant and the beneficial conversion feature of $252,000 ($232,000 and $20,000) in the aggregate to the second closing of the Series C Preferred Stock. The Company recorded a deemed dividend on the Series C Preferred Stock of $116,000 and $10,000 related to the beneficial conversion feature. See Accounting for the Series C Preferred Stock below.

Input	June 28, 2008	September 27, 2008
Quoted Stock Price	$3.01	$2.10
Exercise Price	$1.66	$1.66
Time to Maturity (in years)	7.00	7.00
Stock Volatility	84.65%	85.44
Risk-Free Rate	3.5%	3.18%
Dividend Rate	0%	0%

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

If such redemption shall be for cash, the Company shall effect the redemption, out of funds legally available therefore, by paying in cash in exchange for each share of Series C Preferred Stock to be redeemed a sum equal to the product of (i) 1.2 multiplied by (ii) the Stated Liquidation Preference Amount.

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

The re-pricing of the exercise price of the Tranche I warrants from $1.44 to $1.25, as described above, was treated as a cancellation of the original warrants issued on November 8, 2007 and a re-issuance of new warrants on December 20, 2007. The difference in fair value of the warrant was included in the allocation of net proceeds associated with the second closing of the Series C Preferred Stock on December 20, 2007. The Company treated this as a deemed dividend on the Series C Preferred Stock. The Company recorded a discount, including the re-pricing and beneficial conversion feature of $11,762,887 and recorded a deemed dividend of $11,947,881 to the holders of the Series C Preferred Stock, which included the initial allocation of the discount of $11,762,887 and $184,994 related to the accretion of the Series C Preferred Stock to its redemption value through the date that holders of the Series C Preferred Stock may first exercise their redemption right. The Company is using the effective interest method to accrete the carrying value of the Series C Preferred stock through the earliest possible redemption date (November 8, 2011), at which time the value of the Series C Preferred Stock would be $30.0 million or 120% of its face value. The components of the carrying value of the Series C Preferred Stock from inception on November 8, 2007, the year ended December 31, 2007 and September 27, 2008, is as follows:

Total
Initial carrying value November 8, 2007	$1,228,210
Deemed dividend through December 31, 2007	11,762,887
Accretion of original issue discount to redemption value through December 31, 2007	184,994
Total	$13,176,091
Dividend through December 31, 2007 (1)	100,000
Balance at December 31, 2007	$13,276,091
Accretion of original issue discount to redemption value	2,062,299
Dividend (1)	925,547
Additional discount from issuance of warrants and beneficial conversion feature	(126,000)
Balance at September 27, 2008	$16,137,937

(1)          The Company recorded $0.3 million and $0.9 million during the three and nine months ended September 27, 2008, respectively, as a dividend on the Series C Preferred Stock. Dividends on the Series C Preferred Stock accrue at a rate of 5% per annum and are payable quarterly. The Company elected to add the dividend to the liquidation preference of the Series C Preferred Stock and it was recorded as a dividend to the holders of the Series C Preferred Stock.

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

Note L. Stock Option Plans

Stock Option Plans

Under the Company’s 1998, 1999, 2000, 2002 and 2005 Stock Option Plans (collectively, the “Plans”), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase up to 17,250,000 shares of the Company’s common stock. At September 27, 2008, 5,682,157 of the 17,250,000 stock options available for grant under the Plans have been granted. In addition, on May 1, 2008, as an inducement to his joining the Company, the Company granted to its new Chief Executive Officer an option to purchase 4,796,020 shares of common stock at a price per share equal to $1.90, the closing price of the Company’s common stock on the date his employment commenced. This option was issued outside of these Plans. The tables below include these shares.

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

The following table summarizes activity of the Company’s stock plans since December 31, 2007:

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(years)	Value
Outstanding at December 31, 2007	5,210,374	$3.25	6.65	$701,797
Grants	6,496,520	$2.04
Exercises	(694,920)	$1.75
Cancellations	(533,797)	$3.56
Outstanding at September 27, 2008	10,478,177	$2.58	8.15	$2,576,835

Exercisable at September 27, 2008	3,769,282	$3.62	5.67	$1,326,596

Information relating to stock options outstanding as of September 27, 2008 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price

$0.4100	to	$1.4900	1,636,700	7.92	$1.2858	1,256,075	$1.2370
$1.5100	to	$1.8800	489,000	7.02	$1.6261	406,500	$1.6243
$1.9000	to	$1.9000	4,846,020	9.55	$1.9000	50,000	$1.9000
$1.9100	to	$2.4600	1,632,800	7.70	$2.2674	665,800	$2.0429
$2.5000	to	$9.2500	1,639,907	5.98	$4.4368	1,157,157	$5.1869
$12.6094	to	$17.5630	226,250	1.60	$17.0485	226,250	$17.0485
$17.7500	to	$17.7500	7,500	2.12	$17.7500	7,500	$17.7500
$0.41	to	$17.75	10,478,177	8.15	$2.5840	3,769,282	$3.6245

Options for the purchase of 4,171,624 shares were exercisable at December 31, 2007, with a weighted average exercise price of $3.61.

The Company had no unvested shares of restricted stock outstanding as of September 27, 2008 and December 31, 2007.

As of September 27, 2008, there was approximately $7.3 million of total unrecognized costs related to non-vested share-based compensation arrangements granted under the Plans. The Company expects to recognize the cost over a weighted average period of approximately 1.8 years. Options to purchase 15,000 and 694,920 shares were exercised during the three and nine months ended September 27, 2008, respectively, and these options had an intrinsic value of approximately $33,400 and $1.6 million, respectively, on their date of exercise. Options to purchase 2,000 and 9,250 shares were exercised during the three and nine months ended September 29, 2007, respectively, and these options had an intrinsic value of approximately $1,915 and $10,611, respectively, on their date of exercise.

During 2000, the Company granted 216,000 non-qualified stock options to employees at an exercise price of $17.56 per share outside of the Board approved Plans. As of December 31, 2007 and September 27, 2008, there were 21,000 options outstanding, respectively, which are included in the above table.

In fiscal 2007, the Company adopted a written Incentive Bonus Plan as a means of adding specific incentives towards achievement of specific business unit and company goals. Under this plan, certain executive officers were eligible to receive shares of common stock conditional upon successful performance against established measurable targets. The award would be paid, if target conditions were met, in the form of unrestricted shares of common stock, which would be granted under the 2005 Incentive Compensation Plan. The number of shares that would be payable would be equal to the percentage of base salary earned pursuant to the plan’s formula divided by $1.18, the closing price of the common stock on April 10, 2007, the date the plan was approved by the Board of Directors. Notwithstanding the foregoing, (i) the President of SatCon Power Systems, Canada had the option to elect to receive any bonus earned in cash and (ii) using its discretionary authority, the Compensation Committee decided to pay a portion of the award in cash to cover each participant’s taxes associated with the award (as a result, the number of shares that would have otherwise been issued was reduced by a number of shares having a value equal to the cash payment). Based on achievement of defined performance goals in 2007, on March 25, 2008 the Company determined the following payouts of stock and cash under the 2007 Incentive Bonus Plan: former CEO (14,205 shares and $13,539 cash); former Vice President of Finance (8,849 shares and $8,434 cash); and former President of SatCon Power Systems, Canada (22,736 shares and $26,829 cash). On that date, the closing price of the Company’s common stock was $1.77 per share. During 2008, the Company recorded an additional $67,521 related to the incentive compensation awards.

Note M. Warrants

The table below summarizes the Company’s warrants currently outstanding as of September 27, 2008 and activity from December 31, 2007:

		Original							Remaining
		Warrant to							Shares of
		Purchase			2008 Activity				Common
		Shares of				Warrants			Stock
Date of		Common	Exercise		Warrant	Exercised or		Warrants	underlying	Term
Warrant Issuance	Holder of Warrant	Stock	Price $		Issued	Redeemed		Expired	the warrant	(Years)
February 18, 2003	H.C. Wainwright (3)	163,145	$0.01					(10,197)	—	5
February 18, 2003	H.C. Wainwright (3)	42,920	$0.01					(4,599)	—	5
February 18, 2003	H.C. Wainwright (3)	100,148	$0.01					(19,864)	—	5
October 31, 2003	Series B Preferred Investors (3)	1,228,000	$2.93						1,116,000	5
October 31, 2003	Burnham Hill Partners, LLC	150,430	$0.01						5,182	5
December 12, 2004	Silicon Valley Bank	16,164	$2.32						16,164	5
December 22, 2004	December 2004 Financing Investors	2,181,818	$2.00			(150,000	)(6)		804,546	5
March 21, 2005	Ardour Capital Investment, LLC (3)	50,000	$2.75					(50,000)	—	3
May 31, 2005	Silicon Valley Bank	151,515	$1.39						151,515	10
August 12, 2005	August 2005 Financing Investors	1,169,038	$1.99			(121,261	)(8)		1,047,777	5
August 12, 2005	Ardour Capital Investment, LLC	93,523	$1.84						93,523	5
July 19, 2006	Warrant A, July 2006 Private Placement	3,636,368	$1.82			(303,031	)(2)		2,090,911	7
July 19, 2006	Warrant B, July 2006 Private Placement	3,636,368	$1.68						—	0.5
July 19, 2006	First Albany Warrants	218,182	$1.87						218,182	5
July 17, 2007	Warrant C, July 2006 Private Placement	1,818,187	$1.82			(151,516	)(2)		1,045,456	7
November 8, 2007	Series C Preferred Warrants (4)	15,262,072	$1.25	(1)					15,262,072	7
December 20, 2007	Series C Preferred Warrants	4,449,467	$1.25						4,449,467	7
April 7, 2008	International Master Technologies (5)		$1.84		100,000				100,000	5
June 28, 2008	Series C Preferred Warrant (7)		$1.66		77,378				77,378	7
September 27, 2008	Series C Preferred Warrant (7)		$1.66		10,105				10,105	7
Total Warrants outstanding as of September 27, 2008									26,488,278

(1)	These warrants originally had an exercise price of $1.44. Upon the second closing of the Series C Preferred Stock financing on December 20, 2007, these warrants were repriced to $1.25.

(2)

Upon the closing of the Series C Preferred Stock financing, the holders of Warrant As and Warrant Cs, related to the July 19, 2006 financing transaction, were able to exercise their redemption rights as it related to these warrants. In the fourth quarter of 2007, Warrants As and Warrant Cs representing 1,242,426 and 621,215 shares of common stock, respectively, were redeemed resulting in the Company paying to the redeeming warrant holders approximately $2.1 million cash in the aggregate. During 2008 Warrant As and Warrant Cs representing 303,031 and 151,516 shares of common stock, respectively, were redeemed resulting in the Company paying to the redeeming warrant holders approximately $0.6 million cash in the aggregate.

(3)	These warrants expired unexercised on their respective expiration dates.

(4)	These warrants vested in full on May 7, 2008, six months from their date of inception.

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

Input	April 7, 2008
Quoted Stock Price	$1.84
Exercise Price	$1.84
Time to Maturity (in years)	5.0
Stock Volatility	80.6%
Risk-Free Rate	2.80%
Dividend Rate	0%

(6)	During 2008, warrants to purchase 150,000 shares of common stock were exercised on a “cashless” basis resulting in the Company issuing 53,706 shares of common stock.

(7)

As described above in Note K, the Company issued warrants to purchase 87,484 (77,379 and 10,105) shares of common stock at $1.66 per share to the Investors as a result of warrant exercises during the nine month period ended September 27, 2008. These warrants are immediately exercisable and have a 7 year life.

(8)

During the period ended September 27, 2008, warrants to purchase 20,210 shares of common stock were exercised for shares of common stock. These warrants had an exercise price of $1.99 and the Company received $40,218 as a result of this warrant exercise.

Note N. Restructuring

In June 2008 the Company began its restructuring efforts by eliminating the position of divisional presidents in its Applied Technology and Power Systems Canada divisions and recorded a restructuring charge of approximately $0.6 million. During the third quarter of 2008 the Company consolidated its Applied Technology Division into one facility. As a result, the Company recorded an additional restructuring charge of approximately $0.5 million. These restructuring charges are comprised of approximately $0.7 million in employee severance, which will be paid out over the term of each specific employee agreement and $0.3 million in non-cash stock based compensation charges associated with the acceleration of certain unvested stock options and extensions of time to exercise certain stock options from 90 days to 2 years. As of September 27, 2008, the accrued restructuring balance was approximately $0.9 million. During the period the Company sold its Electronics and Power Systems divisions and recorded in its loss on sale of discontinued operations approximately $0.2 million in restructuring charges related to these sales. (See Footnote D “Discontinued Operations” above).

Note O. Inventory

Inventory components at the end of each period were as follows:

	September 27, 2008	December 31, 2007
Raw material	$6,485,065	$3,503,057
Work-in-process	8,129,483	8,765,016
Finished goods	1,673,123	1,539,128
	$16,287,671	$13,807,201

Note P. Supplemental Disclosure of Cash Flow Information

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION	September 27, 2008	September 29, 2007
Non-Cash Investing and Financing Activities:
Valuation adjustment for Series B preferred stock and warrants	$—	$125,105
Employee stock-based compensation	1,628,616	648,636
Common stock issued related to 401(k) contributions	430,806	438,427
Common stock issued in lieu of interest on Senior Secured Notes	—	518,165
Common stock issued for principal payment on Senior Secured Notes	—	3,809,446
Amortization of debt discount associated with the valuation of the Senior Secured Notes	—	768,597
Common stock issued in lieu of dividends on redeemable convertible Series B Preferred Stock	68,000	69,000
Accretion of redeemable convertible preferred stock discount and dividends	2,062,300	—
Issuance of warrants and beneficial conversion feature	252,000	—
Conversion of preferred stock into common stock	250,000	—
Interest and Income Taxes Paid:
Interest	$140,432	$270,000
Income Taxes	—	—

Note Q. Recent Accounting Pronouncements

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

Recent Developments

On September 26, 2008, substantially all of the assets of SatCon Electronics, Inc. (“Electronics”), a wholly-owned subsidiary of ours, which comprised the Electronics business of manufacturing and selling advanced electronic assemblies, were sold to Spectrum Microwave. As consideration for the purchased assets, Spectrum paid approximately $5.6 million in cash, subject to certain post-closing adjustments, and assumed certain liabilities and obligations associated with the Electronics’ business. We accounted for the Electronics’ business as a discontinued operation in accordance with Statement of Financial Accounting Standards, No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. (See Footnote D “Discontinued Operations”).

On September 26, 2008, substantially all of the assets of SatCon Power Systems Inc, (“Power Systems US”), a wholly-owned subsidiary of ours, which comprised the Power Systems US business of manufacturing and selling electric motors and motor assemblies, were sold to US Hybrid, Inc (“US Hybrid”). The purchase price for the purchased assets was approximately $0.6 million, subject to certain post-closing adjustments, and assumed certain liabilities and obligations associated with the Power Systems US business. We accounted for the Power Systems US business as a discontinued operation in accordance with Statement of Financial Accounting Standards, No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. (See Footnote D “Discontinued Operations”).

Overview (Executive Summary)

We design and manufacture enabling technologies and products for electrical power conversion and control for high-performance, high-efficiency applications in large, growth markets such as alternative energy, distributed power generation and power quality.

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

We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed-upon the final indirect cost rates for the fiscal year ended September 30, 2005. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of September 27, 2008 and December 31, 2007, we have accrued approximately $1.4 million and $1.3 million, respectively, for anticipated contract losses on commercial contracts.

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

Results of Operations

Three Months Ended September 27, 2008 (“2008”) Compared to Three Months Ended September 29, 2007 (“2007”)

Product Revenue. Total product revenue for 2008 increased approximately $2.5 million, or 17%, from $14.7 million in 2007 to $17.2 million in 2008.

	Three Months Ended
	(in thousands)
	September 27,	September 29,
	2008	2007	$ Change	% Change
Product Revenue	$17,215	$14,699	$2,516	17%

The increase of $2.5 million in product revenue in 2008, as compared to 2007, was due to the increase in our Solar Photovoltaic Inverter line revenue of approximately $7.4 million, an increase of approximately $1.1 million in Fuel Cell product line revenue, and to a lesser extent, an increase of approximately $0.1 million in Service and Other revenue. These increases were offset by decreases in our non-core product lines as follows:  approximately $4.9 million in Industrial Power Supplies revenue and approximately $0.9 million in our Plasma and Frequency Converter product lines compared to 2007 product revenue.

Funded research and development and other revenue. Funded research and development and other revenue decreased from $2.8 million in 2007 to $1.3 million in 2008. Approximately $1.3 million of the decrease was due to the delivery of a flywheel generation unit during 2007 as compared to 2008.

Cost of product revenue. Cost of product revenue increased $0.6 million, or 4.5%, from $13.3 million in 2007 to $13.9 million in 2008.

	Three Months Ended
	(in thousands)
	September 27,	September 29,
Division	2008	2007	$ Change	% Change
Cost of Product Revenue	$13,869	$13,268	$601	4.5%

The increase was primarily attributable the mix of products sold during the period, higher revenues compared to 2007 and overall increases in manufacturing efficiencies (reductions in direct labor and overhead per unit) in our Power Systems Canada division.

Gross Margin. Gross margins on product revenue increased from 10% for 2007 to 19% in 2008.

	Three Months Ended
	September 27,	September 29,
Division	2008	2007
Product Gross Margin %	19%	10%

Our product gross margin increased from 10% to 19% partially due to a change in the product mix, increased revenues and overall increases in manufacturing efficiencies (reductions in direct labor and overhead per unit sold). In addition, 2007 includes the write-off of approximately $0.2 million related to cost overruns in the production of several prototype units for a major military subcontractor, for which we are seeking some economic relief due to design changes, increases in major component costs and increases due to exchange rates from the customer; we have not recorded any provision for such relief due to the uncertainty of receiving such relief.

Funded research and development and other revenue expenses. Funded research and development and other revenue expenses decreased by approximately $0.9 million, or 42%, from $2.0 million in 2007 to $1.1 million in 2008. The decrease in funded research and development and other expenses is directly related to the delivery of a Rotary Ride Through device during 2007 as compared to none in 2008. The gross margin on funded research and development and other revenue decreased from 27.0% in 2007 to 6% in 2008. This decrease is a due to the mix of revenue for 2008 as compared to 2007.

Unfunded research and development expenses. We expended approximately $1.6 million on unfunded research and development in 2008 compared with approximately $0.6 million spent in 2007. The spending in 2008 and 2007 was related primarily to the development of new products and technologies related to our renewable energy product lines.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately $2.3 million, or 96%, from $2.3 million in 2007 to $4.6 million in 2008. The increase is a direct result of employee stock based compensation charges related to the issuance of stock options to directors and employees of approximately $0.4 million, increased legal expenditures and other corporate costs of approximately $1.1 million as compared to the same period in 2007 and increase in payroll and related cost due to increases in headcount. In addition, approximately $0.8 million of the increase was associated with higher sales and marketing costs due to increased sales, travel and marketing re-branding efforts as compared to 2007.

Restructuring costs. In 2008 we continued the restructuring of our businesses, formalizing the release of our Vice President of Finance and initiating and completing the sale of the Electronics and Power Systems US operating divisions. As a result of these changes and the sale of the divisions in 2008 we accrued approximately $0.5 million in salary related costs, costs associated with the modification of existing options held by certain of the severed employees and relocation costs. The cash component of this severance will be paid out over the next 12 months beginning in the fourth quarter of 2008. Other costs associated with the restructuring that are related to the Electronics and Power Systems US divisions were recorded in their respective divisions and are included in the loss from discontinued operations for the periods presented, as discussed below, in loss from discontinued operations.

Amortization of intangibles. Amortization of intangibles remained unchanged at $0.1 million in 2007 and 2008.

Change in fair value of Convertible Notes and warrants. The change in fair value of the Convertible Notes and warrants for 2008 was a credit of approximately $2.0 million. The change in fair value of the Convertible Notes and warrants for 2007 was a charge of approximately $1.0 million.

Other Income (expense). Other income was approximately $58,000 for 2008 compared to other expense of approximately $64,000 for 2007. Other income for 2008 consists primarily of foreign currency gains related to inter-company balances and the sale of scrap inventory items offset by consulting services related to the valuation of our Convertible Notes and other expenses not related to ongoing operations. Other expense for 2007 consists primarily of consulting services related to the valuation of our Convertible Notes as well as other expenses not related to ongoing operations.

Interest income. Interest income remained flat at approximately $0.1 million and is directly attributable to our cash on hand.

Interest expense. Interest expense decreased $0.4 million in 2008 to $0.1 million as compared to $0.5 million in 2007. Interest expense for 2008 includes charges related to non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock and interest on outstanding amounts under our line of credit during the period. Interest expense in 2007 includes approximately $0.2 million of non-cash interest associated with payments on our Convertible Notes, approximately $0.2 million in amortization of the debt discount on our Convertible Notes, $0.1 million in charges related to conversion price adjustment with respect to  our Series B Preferred Stock and approximately $30,000 of non-cash dividends on our Series B Preferred Stock, which was paid in shares of our common stock.

Loss from discontinued operations. Loss from discontinued operations represents the results of operations of our Power Systems US and Electronics divisions which were sold as of September 26, 2008. The loss from discontinued operations for 2008 was approximately $1.0 million as compared to approximately $0.3 million in 2007. The increase in the loss from discontinued operations is directly related to the write-off of goodwill in the amount of $0.6 million in our Electronics division and lower revenue in our Power Systems US division as compared to 2007, as well as increased overhead related costs in our Power Systems US division. In addition, a portion of the increase is also a direct result of employee termination costs which occurred prior to the sale of each of the divisions. See Note D “Discontinued Operations” for more information related to the sale of these divisions.

Gain on sale of discontinued operations. As a result of the sale of the Power Systems US and Electronics divisions, we recorded a gain of approximately $0.3 million. See Note O “Discontinued Operations” for more information related to the sale of these divisions and the composition of the net gain calculated for each division.

Deferred Revenue. Deferred revenue was approximately $9.0 million at September 27, 2008 as compared to $7.7 million at December 31, 2007, an increase of $1.3 million. We record deferred revenue (i) when a customer pays in advance or (ii) when provisions for revenue recognition on items shipped have not been achieved or the items have not yet been received by the customer due to shipping terms such as FOB destination. Currently deferred revenue is composed of approximately $2.3 million for two Rotary UPS units that have been shipped to the customer site and are awaiting customer installation and final on-site acceptance testing, $4.0 million related to a project with the Navy for which all units have been delivered during the fist quarter of 2008 and are awaiting commissioning and on-site acceptance by the Navy and approximately $2.5 million related to extended warranty contracts on products sold. For items that have shipped and are awaiting recognition of revenue their costs are included in our finished goods inventory value at the end of the period.

Nine Months Ended September 27, 2008 (“2008”) Compared to Nine Months Ended September 29, 2007 (“2007”)

Product Revenue. Total product revenue for 2008 increased by approximately $13.4 million or 57% from $23.5 million in 2007 to $37.0 million in 2008.

	Nine Months Ended
	(in thousands)
	September 27,	September 29,
Division	2008	2007	$ Change	% Change
Product Revenue	$36,947	$23,547	$13,400	57%

The increase of $13.4 million in revenue in 2008 in the Power Systems, Canada division, as compared to 2007, was largely due to an increase in Solar Photovoltaic Inverter product line revenue of approximately $12.9 million, an increase in our Fuel Cell product line revenue of approximately $5.1 million and an increase in other product revenue of approximately $0.9 million (which includes field service revenues of approximately $0.4 million and freight related revenue of approximately $0.5 million). These increases were offset by decreases in our Industrial Power Supply product line revenue of approximately $4.0 million, our Starsine Frequency Converter line revenue of $1.1 million  and our Plasma product line revenue of approximately $0.3 million as compared to 2007.

Funded research and development and other revenue. Funded research and development and other revenue remained unchanged from 2007 at $6.3 million for 2008.

Cost of product revenue. Cost of product revenue increased $9.0 million, or 38%, from $23.5 million in 2007 to $32.5 million in 2008.

	Nine Months Ended
	(in thousands)
	September 27,	September 29,
	2008	2007	$ Change	% Change
Cost of product revenue	$32,510	$23,529	$8,981	38%

The increase was primarily attributable the mix of products sold during the period and higher revenues compared to fiscal 2007 as it relates to our photovoltaic inverter and fuel cell product lines. The 38% increase in costs is partially due to the 57% increase in revenues from 2007 to 2008. In addition, the increase includes the write-off of approximately $0.7 million related to cost overruns in the production of several prototype units for the Navy, for which we are seeking some economic relief due to design changes, increases in major component costs and increases in anticipated exchange rates from the Navy; we have not booked any provision for such relief.

Gross Margin. Gross margins on product revenue increased from 0% for 2007 to 12% in 2008.

	Nine Months Ended
	September 27,	September 29,
	2008	2007
Product revenue gross margin %	12%	0%

Our Power Systems, Canada division had an increase in gross margin of 12% primarily due to the mix of product sales for the period, the absence of a one-time charge related to prototype costs that were in excess of the realizable amount of approximately $0.9 million in 2007 and overall improvements in manufacturing efficiencies.

Funded research and development and other revenue expenses. Funded research and development and other revenue expenses increased by approximately $0.2 million, or 4%, from $4.7 million in 2007 to $4.8 million in 2008. The increase in funded research and development and other expenses is directly related to the delivery of a Rotary Ride Through device in 2008. The gross margin on funded research and other revenue decreased slightly from 26% in 2007 to 22% in 2008. This decrease is a due to mix of revenue for 2008 as compared to 2007.

Unfunded research and development expenses. We expended approximately $3.6 million on unfunded research and development in 2008 compared with approximately $1.4 million spent in 2007. The spending in 2008 and 2007 was related primarily to the development of new products and technologies related to our renewable energy product lines.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately $5.0 million, or 75%, from $6.8 million in 2007 to $11.8 million in 2008. Approximately $1.0 million of the increase is directly attributable to compensation costs related to the issuance of stock options to employees and directors of the Company pursuant to SFAS 123(R) charged to operations during 2008. Approximately $2.6 million of the increase was associated with increased corporate costs and approximately $2.4 million of the increase was due to the higher sales and marketing costs directly related to the increase in product revenue and our increased marketing efforts in 2008 compared to 2007.

Restructuring costs. In June 2008 we began a restructuring of  our businesses. In connection with the restructurings, we have eliminated the presidents of the Applied Technology and Power Systems, Canada, divisions, formalizing the release of our Vice President of Finance and completed the sale of our Electronics and Power Systems US divisions. As a result of these changes in 2008 we accrued approximately $1.1 million in salary related costs and costs associated with the modification of existing options held by certain of the severed employees. The cash component of this severance will be paid out over the next 12 months. Other costs associated with the restructuring that were related to the Electronics and Power Systems US divisions were recorded in the respective divisions and are included in the loss from discontinued operations for the periods presented, as discussed below.

Amortization of intangibles. Amortization of intangibles remained unchanged at  $0.2 million in 2007  and  2008.

Change in fair value of Convertible Notes and warrants. The change in fair value of the Convertible Notes and warrants for 2008 was a charge of approximately $0.8 million. The change in fair value of the Convertible Notes and warrants for 2007 was a charge of approximately $0.4 million.

Other Income (expense). Other income was approximately $0.1 million for 2008 compared to other expense of approximately $0.1 million for 2007. Other income, net for 2008 consists primarily of approximately $0.2 million related to foreign exchange impact on inter-company balances offset by consulting services related to the valuation of our Convertible Notes and other expenses not related to ongoing operations. Other expense  for 2007 consists primarily of consulting services related to the valuation of our Convertible Notes and  other expenses not related to ongoing operations.

Interest income. Interest income remained unchanged at $0.2 million as compared to 2007. Interest income is directly attributable to our cash on hand.

Interest expense. Interest expense decreased $1.5 million in 2008 to $0.2 million as compared to $1.7 million in 2007. Interest expense in 2008 includes approximately $0.1 million of non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock and interest on outstanding amounts under our line of credit during the period and $0.1 million of interest related to our line of credit. Interest expense in 2007 includes approximately $0.6 million of non-cash interest associated with payments on our Convertible Notes and approximately $0.1 million in cash paid for interest on our Convertible Notes, approximately $0.8 million in amortization of the debt discount on our Convertible Notes, approximately $0.1 million of charges related to of the conversion price adjustment with respect to our Series B Preferred Stock,  and approximately $0.1 million of non-cash dividends on our Series B Preferred Stock, which was paid in shares of our common stock.

Loss from discontinued operations. Loss from discontinued operations represents the results of operations of our Power Systems US and Electronics divisions which were sold as of September 26, 2008. The loss from discontinued operations for 2008 was approximately $2.0 million as compared to approximately $0.9 million in 2007. The increase in the loss from discontinued operations is directly related to the write-off of goodwill in the amount of $0.6 million in our Electronics division and lower revenue in our Power Systems US division as compared to 2007, as well as increased overhead related costs in our Power Systems US division. In addition, a portion of the increase is also a direct result of employee termination costs which occurred prior to the sale of each of the divisions. See Note D “Discontinued Operations” for more information related to the sale of these divisions.

Gain on sale of discontinued operations. As a result of the sale of the Power Systems US and Electronics divisions, we recorded a gain of approximately $0.3 million. See Note D “Discontinued Operations” for more information related to the sale of these divisions and the composition of the net gain calculated for each division.

Liquidity and Capital Resources

As of September 27, 2008, we had approximately $10.5 million of cash, of which approximately $0.1 million was restricted.

Based upon our current working capital position, which includes the net proceeds received from the sale of our Electronics and Power Systems US divisions, our current operating plans and expected business conditions, we believe that our current cash, as well as the availability from our new line of credit with Silicon Valley Bank, will be adequate to fund our operations through September 30, 2009.  In the long run, we expect to fund our working capital needs and other commitments primarily through our operating cash flow, which we expect to improve as we improve our operating margins and grow our business. We also expect to rely on our credit facility to fund a portion of our capital needs and other commitments.

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

As a result of the preferred stock financing, the holders of certain outstanding warrants had the right for a limited period of time (45 days after each closing) to seek redemption of those warrants at their Black-Scholes value. During the first nine months of fiscal 2008, we paid approximately $0.6 million to redeem Warrant As representing 303,031 shares of common stock and Warrant Cs representing 151,516 shares of common stock. As of September 27, 2008, Warrant As representing 2,090,911 shares of common stock and Warrant Cs representing 1,045,456 shares of common stock remain outstanding. The redemption periods under these warrants associated with our preferred stock financing have expired. If these redemption rights are triggered again in the future as a result of subsequent equity issuances below $1.65 per share, our liquidity position would be adversely impacted.

We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of September 27, 2008, we had an accumulated deficit of approximately $190 million. Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities and convertible debt, public security offerings, borrowings under our previous line of credit and capital equipment leases.

As of September 27, 2008, our cash and cash equivalents were $10.5 million, including restricted cash and cash equivalents of $0.1 million; this represents a decrease in our cash and cash equivalents of approximately $2.2 million from the $12.7 million on hand at December 31, 2007. Cash used in continuing operating activities for the nine months ended September 27, 2008 was $7.7 million as compared to $6.8 million for the nine months ended September 29, 2007. Cash used in continuing operating activities during the nine months ended September 27, 2008 was primarily attributable to the net loss from continuing operations of approximately $11.7 million offset by non-cash items such as the change in the fair value of our warrants, depreciation and amortization, deferred revenue, non-cash compensation and consulting expense, non-cash interest expense, the net gain on the sale of our discontinued operations and decreases in working capital. Cash used in discontinued operations during the nine months ended September 27, 2008 was approximately $2.1 million.

Cash provided by investing activities from continuing operations during the nine months ended September 27, 2008 was $4.1 million as compared to cash used in investing activities of $0.8 million for the nine months ended September 29, 2007. Cash used in investing activities from continuing operations during these periods was a result of the sale of our Electronics and Power System US divisions in September 2008, and to a lesser extent, capital expenditures during each of the respective periods. Cash used in investing activities from discontinued operations during the nine months ended September 27, 2008 was approximately $0.2 million as compared to $33,000 for the nine months ended September 29, 2007. Cash used in investing activities of discontinued operations during these periods was a result of capital expenditures during each of the respective periods.

Cash provided by financing activities from continuing operations for the nine months ended September 27, 2008 was approximately $3.9 million as compared to cash provided by financing activities from continuing operations of $4.1 million for the nine months ended September 29, 2007. Net cash provided by financing activities from continuing operations during 2008 primarily related to borrowings under our line of credit of $3.0 million, $0.2 million from the exercise of warrants, and approximately $1.2 million from the exercise employee stock options and was offset in part by approximately $0.6 million paid to warrant holders exercising their redemption right during the period and payments on our capital lease obligations. Net cash provided by  financing activities from continuing operations during 2007 primarily related to proceeds from the exercise of warrants of  $4.8 million offset by payments on our Convertible Notes and payments on our capital lease obligations.

Payments Due Under Contractual Obligations

We lease equipment and office space under non-cancelable capital and operating leases. The future minimum rental payments as of September 27, 2008 under operating leases with non-cancelable terms are included in the table below:

Calendar Years Ending December 31,	Operating Leases

2008	$324,089
2009	$825,323
2010	$344,713
2011	$224,712
2012	$—
Thereafter	$—
Total	$1,718,837

Effects of Inflation

We believe that inflation and changing prices over the past three years have not had a significant impact on our net revenue or on our income from continuing operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (who is also currently our interim principal financial officer) of the effectiveness of our disclosure controls and procedures as of September 27, 2008. Based upon that evaluation, the Chief Executive Officer, acting as both the principal executive officer and interim principal financial officer, concluded that our disclosure controls and procedures are effective as of September 27, 2008.

(b) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments to any legal proceedings previously disclosed in Part 1, Item 3, “Legal Proceedings” of our annual report on Form 10-K for the year ending December 31, 2007 or in Part II, Item 1 “ Legal Proceedings” of any subsequent quarterly report on Form 10-Q.

Item 1A. Risk  Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2008, we issued 20,210 shares of common stock upon the exercise of warrants, for aggregate proceeds to us of $40,218, pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

On September 19, 2008, we issued 161,290 shares of common stock upon the conversion of Series B Preferred Stock, which had an aggregate value to us of $250,000. These shares were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(a)(9) thereof.

On September 27, 2008, as a result of warrant exercises during the third quarter and in accordance with a pre-existing contractual agreement with the investors in our Series C Preferred Stock financing, we issued warrants to purchase an aggregate 10,105 shares of common stock with an exercise price of $1.66 per share to such investors, pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act.

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

SATCON TECHNOLOGY CORPORATION
Date: November 6, 2008	By:

/s/ CHARLES S. RHOADES
Charles S. Rhoades
President, Chief Executive Officer and Interim Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1

Second Loan Modification Agreement, dated as of September 26, 2008, between Silicon Valley Bank and SatCon Technology Corporation, SatCon Power Systems, Inc., SatCon Applied Technology, Inc., SatCon Electronics, Inc., and SatCon Power Systems Canada Ltd.

10.2

Asset Purchase Agreement by and between Satcon Technology Corporation., Satcon Electronics, Inc. and Spectrum Microwave, Inc. dated September 25, 2008 is here in incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated September 25, 2008 (File No. 1-11512)

31.1	Certification by Principal Executive Officer and Interim Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002