Form 10-K
period 2008-12-31
SATCON TECHNOLOGY CORP
filed 2009-03-12
CIK 889423

Use these links to rapidly review the document

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the registrant's Common Stock, $.01 par value per share, held by non-affiliates of the registrant was $144,377,441 based on the last reported sale price of the registrant's Common Stock on the Nasdaq Capital Market as of the close of business on the last business day of the registrant's most recently completed second quarter ($3.01). There were 51,549,472 shares of Common Stock outstanding as of March 2, 2009.

        DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

        Explanatory Note:    While Satcon Technology Corporation (the "Company") is no longer a "smaller reporting company" as of the last business day of its most recently completed second fiscal quarter, under the rules and regulations of the Securities and Exchange Commission, the Company may finish reporting using the scaled disclosure afforded to a smaller reporting company for the rest of the fiscal year, including in its annual report on Form 10-K. Accordingly, the Company is providing such scaled disclosure in this Annual Report on Form 10-K. As allowed by such rules and regulations, the Company will begin providing the standard non-scaled disclosure in its Quarterly Report on Form 10-Q for the quarter ended April 4, 2009.

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

Item 1.    BUSINESS

Overview

        Satcon Technology Corporation ("Satcon" or "Company") is a leading clean energy technology provider of utility grade power solutions for the renewable and distributed energy markets. We deliver power conversion solutions and system design services for large-scale renewable energy plants. Our products are utilized by businesses and utility companies to efficiently convert renewable energy sources into stable and reliable electrical power.

        Our PowerGate® Plus suite of photovoltaic and fuel cell power inverters, which are sold through our Renewable Energy Solutions division, offer rugged and reliable solutions that enhance the total output and power production of the solar installation. We also offer system design services and solutions for management, monitoring, and performance measurement to maximize capital investment and improve overall quality and performance over the entire lifespan of the installation.

        In addition to our core power conditioning solutions, we also develop, design and build power conversion electronics, power management and distribution systems for a variety of defense and commercial applications through our Applied Technology division.

Revenue Comparison with Prior Years

        Consolidated revenues for the years ended December 31, 2008 and 2007 were as follows:

	Year Ended December 31,
	2008	2007
United States	$54,600,486	$35,418,686
International	7,921,617	6,608,537

Total	$62,522,103	$42,027,223

        These numbers have been adjusted to reflect the sale of our Electronics and Power Systems US business units, which was finalized in the third quarter of 2008. See Note D (Discontinued Operations) to the Consolidated Financial Statements.

Industry Background & Market Opportunity

        The worldwide demand for clean and renewable sources of energy, such as solar, is being driven globally by a variety of factors. These factors include increasing electricity usage, power grid capacity constraints, fossil fuel price volatility, and harmful levels of pollution and greenhouse gases. As a result of these and other challenges facing traditional energy sources, individuals, businesses and governments are seeking more reliable, efficient and cleaner solutions for their power needs through renewable portfolio standards (RPS), tax incentives, and international treaties.

        Within this renewable energy market we believe that the fastest growth area for Satcon involves large-scale, utility grade renewable energy and distributed power generation. These solutions require power quality control products to manage the performance of individual solar installations and monitor how it will interconnect with larger energy infrastructure (grid). In order to be commercially viable and operate effectively, these solutions must be highly reliable, efficient, and deliver the command and control performance required to profitably manage multi-megawatt solar power plants. Our intellectual property, in the form of technical expertise and innovative product offerings, uniquely positions the company to provide the next generation of large-scale, utility grade renewable energy projects with the energy storage, power quality, and distributed power systems they will require.

Products

        We deliver a full suite of power conditioning solutions and services for large commercial and utility scale renewable energy installations through our two business segments: Renewable Energy Solutions and Satcon Applied Technology.

Renewable Energy Solutions (formerly Satcon Power Systems, Canada)

        We produce a broad range of products to provide the critical bridge between clean energy sources and large-scale power grids, helping companies meet the rising demand for clean energy.

        Our solutions for renewable energy consist of two core product offerings:

  •
  Utility Grade Inverters for Solar Photovoltaic and Fuel Cell.  We develop modular inverters for use in connection with large, utility-scale, renewable energy power systems such as stationary fuel cell power plants, photovoltaic power plants, and distributed power generation systems. Our PowerGate® Plus inverters are designed to convert the DC power generated by a renewable energy source into useable AC power. They also provide the interface with the electric utility grid, an energy storage device, and end user applications. Our inverters are built on a proprietary technology framework that allows them to effectively manage high-power requirements. We introduced our first inverter product in fiscal year 2002.

  •
  Micro Grid and Smart Grid Solutions.  Satcon's Micro Grid solutions supply stable, high quality renewable power locally, at the point of demand. Our utility grade Micro Grid solutions are developed to solve the renewable energy challenges of intermittancy and power storage and ensure the grid load is always powered. Built on an architecture of PowerGate Plus photolvoltaic, fuel cell and hybrid inverter systems, they provide uninterrupted utility grade renewable energy to deliver the energy security, reliability, safety, sustainability and cost effectiveness required for large scale utility adoption.

    Satcon's Micro Grid solutions are the distributed renewable building blocks for the future Smart Grid, a large scale system of distributed command and control centers composed of a dense network of interconnected micro grids. In this design, Satcon Micro Grids become the Smart Grid framework , enhancing network wide quality and performance by localizing speed, control and intelligence through renewable power conditioning.

  •
  Other Legacy Power Products.  We also provide static transfer switches, static voltage regulators, frequency converters and AC arc furnace line controllers from 5 kilowatts to 100 megawatts.

        Revenues for the years ended December 31, 2008 and 2007 from our Renewable Energy Solutions business unit were as follows:

	Year Ended December 31,
(Amounts in Millions)	2008	2007
Product Revenue
Alternative Energy Products	$52.2	$25.4
Other Legacy	2.1	7.6

Total Product Revenue	$54.3	$33.0

        These numbers have been adjusted to reflect the sale of our Electronics and Power Systems US business units, which was finalized in the third quarter of 2008. See Note D (Discontinued Operations) to the Consolidated Financial Statements.

Applied Technology

        Applied Technology develops, designs and builds power conversion electronics, power management and distribution systems, for a variety of defense and commercial applications. We pursue development programs in areas where we have technical expertise and where we believe there is significant long-term production potential for the developed technology. Technical disciplines represented at our Applied Technology business unit include electromechanics, digital and analog electronics, power electronics and electronic packaging, thermal management, motor dynamics, materials, software development, control technology and system integration. To date, Applied Technology has built products for use in distributed power generation, energy storage and power quality, high performance electric machinery, transportation and defense systems, including components for military hybrid-electric vehicles, "all-electric" ships and aircraft subsystems.

        Revenue for the years ended December 31, 2008 and 2007 from our Applied Technology division was as follows:

	Year Ended December 31,
(Amounts in Millions)	2008	2007
Funded Research and Development and other revenue	$8.2	$9.0

Financial Results by Business Segment

        Our financial results by business segments for the fiscal years ended December 31, 2008 and 2007 are presented in Note S to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Satcon Product Attributes

        We strive to meet our customers' needs by providing power conditioning solutions and systems that encompass the following key attributes:

  •
  Performance.  Our products use proprietary designs and technology to ensure that high-quality power is efficiently produced in all operating conditions.

  •
  Reliability.  We design and manufacture high-reliability, long-life power electronics for solar photovoltaic applications. We design, manufacture and test our systems for optimal performance over the entire lifespan of the photovoltaic system. We design our products to support the long-life, always-on requirements of the power quality markets through a comprehensive suite of programs including: support services, system design services, and warranty and preventative maintenance programs.

  •
  Efficiency.  We design and manufacture our products to meet the efficiency needs of our customers as defined by their specifications and the end use of the product. The overall efficiency of a renewable power system, or its ability to deliver power with minimum energy loss, is vital to its effective commercialization and overall profitability dynamic, and depends on the efficiency of all of its component parts. Our proprietary maximum power production tracking (Edge™ MPPT) technology ensures that the entire photovoltaic system delivers maximum throughput in the harshest environments. Our products also are compatible across all photovoltaic cell technologies, including thin film, monocrystalline, and polycrystalline photovoltaic panels.

  •
  Quality.  Our Renewable Energy Solutions division operates with Quality Management Systems. Our Applied Technology division is ISO 9001:2000 certified. All of the high power level inverters manufactured in our Renewable Energy Solutions division are Underwriter Laboratory listed as meeting their requirements for safety.

  •
  High Power Density.  We design our products to meet the market demand for high power density. High power density, or the ability to convert, condition and manage large amounts of energy within a compact design, is required for cost reduction and is critical in applications such as large commercial and utility-scale solar photovoltaic power systems where environmental conditions are stringent.

  •
  Flexibility.  We develop and manufacture our products for use in various renewable energy and power quality systems such as fuel cells, photovoltaics, wind turbines, micro-turbines and UPS systems. Our products are modular and scalable to meet a wide range of power requirements. Our engineers work closely with our customers to address overall systems design issues and to ensure that our products meet their system specifications. A close working relationship between the customers' engineers and our engineers is particularly important in the rapidly evolving renewable energy industry.

Sales, Marketing and Service

        We sell our products and services through direct sales personnel, distributor arrangements and sales agent arrangements which comprise a global market presence for Satcon. Our direct sales staff manages our key customer accounts, regional distributors and agents, as well as, provides customer support and identifies significant market opportunities in their respective markets.

        In order to maximize our customer's return on assets and investment profitability, we offer a suite of services focused on delivering optimized design and installation support. We also maintain localized customer service capabilities at sites throughout North America, Europe and Asia. Our services provide technical support throughout the entire lifespan of a product. We believe these factors are essential to building close, long-term value for our customers, and maintaining our competitive edge.

        Within our Applied Technology division, we compete for and market our research and development contracts through several methods, including pursuing new and existing customer relationships in the commercial and government sectors and responding to unsolicited requests for proposals and through our Internet site.

Strategy

        Our strategy is to drive revenue growth, expand our leadership position in key markets, and enhance operating results by increasing the adoption of our products in the large commercial and utility scale renewable energy market. Our focus continues to be:

  •
  Leverage our diverse expertise and proprietary technology.  We apply our diverse expertise and proprietary technology in the fields of power electronics and power conversion design to offer the industry's largest selection of commercial and utility grade inverters. Our products' advanced capabilities are highly differentiated in the rapidly developing renewable energy market where we currently offer the broadest range of utility grade power ratings ranging from 30kW to 1 MW. Our success should be sustainable in the longer term because it depends on fundamental knowledge of key power technology. We are not critically dependent on the technology of a specific application, the business of a single customer or the success of a single product. We strive to create balance between breadth and focus.

  •
  Establish our products as industry standards.  We are a major developer and manufacturer of power electronics, power conversion and power conditioning solutions in renewable energy applications worldwide. We currently provide our solutions and services for the largest and most demanding solar installations in the world. We come from a history of innovation in large-scale, advanced solutions including introducing the world's first one box 100 kW photovoltaic inverter, the first 500 kW photovoltaic inverter, as well as the first 2.4 megawatt fuel cell inverter. In 2008, we introduced the first 1 MW photovoltaic inverter. Our innovation and history of firsts position our products as industry standards in the large commercial and utility scale renewable energy market.

  •
  Leverage our intellectual property.  Satcon is composed of industry leading experts in large-scale photovoltaic and fuel cell design, manufacturing and solution delivery.

  •
  Develop new technology.  We believe that new products, manufacturing capabilities and technologies will enhance our competitive position and growth opportunities. In 2008, we were recognized by Sandia Laboratories to develop the next generation of distributed renewable energy solutions through the Solar Energy Grid Integration Systems (SEGIS) project. The SEGIS project is focused on developing advanced clean energy technologies required to increase the usage of photovoltaic systems in the energy network, and improving the power quality and reliability of the overall utility grid. The combination of our advanced technology, intellectual property and industry expertise provide us the opportunity to develop the industry's next generation of power conversion solutions.

  •
  Develop strategic alliances and relationships.  These alliances may take the form of marketing, sales, distribution or manufacturing agreements. We continue to expand and deepen our operations globally and we are committed to establishing a large, direct local presence in the European and Asian countries where we plan to compete, as well as maintain and build upon the strong relationships we have in North America.

Competition

        We believe that competitive performance in the marketplace for power conditioning and control products depends upon several factors, including product price, technical innovation, product quality and reliability, range of products, customer service and technical support. Satcon remains focused on solving large-scale power production challenges and we have aligned all resources within our organization behind this focus. Our technical innovation emphasizing product performance and reliability, supported by our commitment to strong customer service and technical support, enables us to continue to compete successfully against our competitors.

  •
  Siemens

  •
  Markets:  Industrial Plant Automation, Energy, Healthcare

  •
  Products:  Solar Inverters, Communication Software, Wind Turbines, Gas Turbines, Steam Turbines, Generators, Compressors & Trains, Fans, Fuel Gasifier, Fuel Cells, Environmental Systems

  •
  SMA Solar Technology

  •
  Markets:  Renewable Energy, Solar Inverters, Energy Systems

  •
  Products:  Residential Inverters, Commercial Inverters, Solar Plants

  •
  Schneider Electric

  •
  Markets:  Renewable Energy, Energy Management

  •
  Products:  Solar Inverters, Automation and Control, Electrical Distribution, Energy Efficiency

  •
  Advanced Energy Industries

  •
  Market:  Renewable Energy, Solar Equipment

  •
  Products:  Solar Inverters, Power Systems

  •
  Fronius

  •
  Markets:  Renewable Energy, Solar Power, Welding Technology, Battery Chargers

  •
  Products:  Solar Inverters, Energy Cell, Battery Chargers, Welding Equipment

  •
  Ingeteam

  •
  Markets:  Electrical & Control Systems for Renewable Energy; Electrical Marine Motors; Mechanical Engineering & Supply for Turnkey Iron/Steel Plants; Railway Traction

  •
  Products:  Wind Converters, Generators, Solar Inverters, Hydroelectric Equipment/Generators, Solar Thermal/Bio-Fuel Equipment, Automation & Protection, PV Solar Hybrid Equipment

  •
  Magnetek

  •
  Markets:  Renewable Energy, Material Handling, Elevators, Mining

  •
  Products:  Solar Inverters, Wind Converters, Wind Inverters, Multimode Wind Inverters

  •
  PV Powered

  •
  Markets:  Renewable Energy, Grid-Tied PV Inverters

  •
  Products:  Residential Solar Inverters, Commercial Solar Inverters

  •
  Santerno

  •
  Markets:  Renewable Energy; Industrial Automation

  •
  Products:  Vector Inverters, Soft Starters, AC/DC Converters, Remote Drives, Asynchronous Motors, Asynchronous Vector Motors, Accessories, Solar Battery Chargers, Solar Inverters, Remote Sunway, String Boxes

        Our ability to continue to compete successfully with these companies depends on our ability to continue to innovate through our products and services.

Significant Customers

        There were two customers that were classified as significant customers in 2008 (i.e., sales to any one customer exceeding 10% of our revenue or gross accounts receivable exceeding 10% of our gross accounts receivable). Our largest customer accounted for approximately 14% of our 2008 revenue. Our second largest customer accounted for approximately 10% of our 2008 revenue. At December 31, 2008, both customers had a balance greater than 10%, or approximately $3.3 million, of our outstanding gross accounts receivable. For the year ended December 31, 2007, two customers accounted for approximately 26%, or approximately $11.1 million, of revenue. At December 31, 2007, three customers had a balance greater than 10%, or approximately $4.4 million, of our outstanding gross accounts receivable.

Backlog

        Our backlog consists primarily of orders for power control systems and product development contracts. At December 31, 2008, our backlog was approximately $25 million. Of this amount, approximately $20 million is scheduled to be shipped during 2009. Many of our contracts and sales orders may be canceled at any time with limited or no penalty. In addition, contract awards may be subject to funding approval from the U.S. government and commercial entities, which involves political, budgetary and other considerations over which we have no control.

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

        During the years ended December 31, 2008 and 2007, we expended approximately $6.5 million and $6.7 million, respectively, on funded research and development and other revenue activities funded by commercial customers and U.S. government agency sponsors. Under the agreements funded by the U.S. government, the government retains a royalty-free license to use the technology developed for government purposes and we retain exclusive rights to the technology for commercial and industrial applications. The rights to technology developed under contracts funded by commercial customers are negotiated on a case-by-case basis. We expended approximately $5.1 million and $2.3 million on internally-funded research and development during the years ended December 31, 2008 and 2007, respectively.

Manufacturing Facilities

        We manufacture our products at our facilities located in Burlington, Ontario, Canada. Our overall manufacturing process has a current production capacity of approximately 400MW per year. As our business continues to grow both domestically and overseas we are looking to expand our manufacturing capabilities to establish a direct local presence in all of the regions where we plan to compete. This strategy will enable us to better support the increased worldwide demand for our photovoltaic power conditioning solutions.

        Reducing product cost is essential to our ability to further penetrate the market with our power conditioning solutions and service offerings. We believe that most of the raw materials used in our products are readily available from a variety of vendors. Additionally, we design and develop our products to use commodity parts in order to simplify the manufacturing process. We have made and expect to continue to make technological improvements that reduce the costs to manufacture our products.

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

        Innovation is at the core of our business. Satcon's success in transitioning its technology development programs to commercially successful solutions has been consistently recognized by governments and industry. A select list of awards and recognitions is included below:

SEGIS Project	2008

Focused on developing the next generation of clean energy technologies required to increase the usage of photovoltaic (PV) systems into the energy network. The goal of the project is to create efficient and sustainable growth through advances in technology and expanding the usage of solar generated energy, while at the same time improving the power quality and reliability of the overall utility grid.
Tibbetts Award	1997

Awarded for developing the 20C1000 Series Cable/Telecom, 2.0 kWh flywheel energy systems, which is specifically designed as a "plug-for-plug" replacement for lead-acid batteries in standby power supply applications
National Committee for the Partnership for Next Generation Vehicles	1996

A cooperative research and development program between the federal government and the United States Council for Automotive Research (USCAR) focused on development of a vehicle to achieve up to three times the fuel efficiency of contemporary vehicles, while maintaining or improving current levels of performance, size, utility, and total cost of ownership and while meeting or exceeding federal safety and emissions requirements.

Co-chaired the Power Electronics Subcommittee	1996

Discover Magazine Award for Technological Innovation	1995

For work on the Advanced Hybrid Electric Patriot Race Car Drivetrain.

        As of December 31, 2008, we held approximately 61 U.S. patents and had 9 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe and Asia. In addition, we have a non-exclusive, royalty-free license for non-automotive applications for 38 other patents that were issued to our employees and subsequently assigned to DaimlerChrysler. The expiration dates of our patents range from 2009 to 2021, with the majority expiring after 2015.

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

Foreign Operations

        We have foreign operations through our Renewable Energy Solutions facility in Burlington, Ontario, Canada.

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

Government Contracts

        Through our Applied Technology division we act as a prime contractor or major subcontractor for many different U.S. government programs, including those that involve the development of electro-mechanical transportation, navigation and energy-related products. Over its lifetime, a program may be implemented by the award of many individual contracts and subcontracts, or contracts with option years, or partially funded contracts.

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

Employees

        At December 31, 2008, we had a total of 213 full-time employees, 10 part-time employees and 55 contract employees. Of the total, 66 persons were employed in engineering, 153 in manufacturing, 36 in administration and 23 in sales and marketing. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to attract, retain and motivate qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on us. None of our employees are represented by a union. We believe that our relations with our employees are good.

Reports

        Our web site is www.Satcon.com. We make available on this site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with the SEC. These reports may be accessed through our website: http://investor.Satcon.com/index.cfm

Item 1A.    RISK FACTORS

        The risks described below may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements beginning on pages 4 of this report.

Risks Related to Our Company

         We have a history of operating losses, may not be able to achieve profitability and may require additional capital in order to sustain our businesses.

        For each of the past ten fiscal years, we have experienced losses from operating our businesses. As of December 31, 2008, we had an accumulated deficit of approximately $190.0 million. During the year ended December 31, 2008 we had a loss from continuing operations of approximately $13.2 million. If, however, we are unable to operate on a cash flow breakeven basis in the future, we may need to raise additional capital in order to sustain our operations. There can be no assurance that we will be able to achieve such results or to raise such funds if they are required.

         We could issue additional common stock, which might dilute the book value of our common stock.

        We have authorized 200,000,000 shares of our common stock, of which 51,479,822 shares were issued and outstanding as of December 31, 2008. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise the capital that we may need at today's stock prices, we will need to issue securities that are convertible into or exercisable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options, whether currently outstanding or subsequently granted, exercise their options or if warrant holders exercise their warrants to purchase shares of our common stock.

         The sale or issuance of a large number of shares of our common stock could depress our stock price.

        As of March 1, 2009, we have reserved 35,498,928 shares of common stock for issuance upon exercise of stock options and warrants and 662,618 shares for future issuances under our stock plans. We have also reserved 935,484 shares of common stock for issuance upon conversion of the outstanding Series B Preferred Stock, which can be converted at any time. In addition, we have reserved 24,038,461 shares of common stock for issuance upon conversion of the outstanding Series C Preferred Stock, which can be converted at any time. As of March 1, 2009, holders of warrants and options to purchase an aggregate of 28,355,157 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144.

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

        The accuracy and appropriateness of our direct and indirect costs and expenses under our contracts with the U.S. government are subject to extensive regulation and audit by the Defense Contract Audit Agency or by other appropriate agencies of the U.S. government. These agencies have the right to challenge our cost estimates or allocations with respect to any such contract. Additionally, substantial portions of the payments to us under U.S. government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. Adjustments that result from inquiries or audits of our contracts could have a material adverse impact on our financial condition or results of operations. Currently 2006, 2007 and 2008 remain open for review with the Defense Contract Audit Agency.

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

        As of March 1, 2009, we held approximately 61 U.S. patents and had 9 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe and Asia for many of these patents. The expiration dates of our patents range from 2009 to 2021, with the majority expiring after 2015. As a qualifying small business from our inception to date, we have retained commercial ownership rights to proprietary technology developed under various U.S. government contracts and grants.

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

        Most of our engineering design contracts are structured on a cost-plus basis. However, on occasion we have entered into fixed price contracts, which may expose us to loss. In addition, in our manufacturing divisions we accept fixed price contracts via customer purchase orders. A fixed priced contract, by its very nature, requires cost estimates during the bidding process and throughout the contract, as the program proceeds to completion. Depending upon the complexity of the program, the estimated completion costs could change frequently and significantly during the course of the contract. We regularly involve the appropriate people on the program and finance staffs to arrive at a reasonable estimate of the cost to complete. However, due to unanticipated technical challenges and other factors, there is the potential for substantial cost overruns in order to complete a contract in accordance with the contract specifications. At December 31, 2008 and 2007, we have accrued approximately $1.3 million and $1.1 million, respectively, related to an anticipated loss on a fixed price contract.

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

        We market and sell our products and services both inside and outside the United States. We are currently selling our products and services throughout North America and in certain countries in South America, Asia and Europe. Certain of our products are subject to the International Traffic in Arms Regulations (ITAR) 22 U.S.C 2778, which restricts the export of information and material that may be used for military or intelligence applications by a foreign person. Additionally, certain products of ours are subject to export regulations administered by the Department of Commerce, Bureau of Industry Security, which require that we obtain an export license before we can export certain products or technology. Failure to comply with these laws could result in enforcement responses by the government, including substantial monetary penalties, denial of export privileges, debarment from government contracts and possible criminal sanctions.

        Revenue from sales to our international customers for the years ended December 31, 2008 and 2007 were approximately $7.9 million and $6.6 million, respectively. Our success depends, in part, on our ability to expand our market for our products and services to foreign customers and our ability to manufacture products that meet foreign regulatory and commercial requirements. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. We face numerous challenges in penetrating international markets, including unforeseen changes in regulatory requirements, export restrictions, fluctuations in currency exchange rates, longer accounts receivable cycles, difficulties in managing international operations, and the challenges of complying with a wide variety of foreign laws.

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

        As of March 1, 2009, 290 shares of our Series B Preferred Stock were outstanding. Pursuant to the terms of the certificate of designation creating the Series B Preferred Stock, upon a liquidation of our company, the holders of shares of the Series B Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is $5,000 per share of Series B Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares. Dividends accrue on the shares of Series B Preferred Stock at a rate of 8% per annum.

        The holders of our certain of our outstanding warrants have the right to put those warrants to us for cash if we issue common stock or common stock equivalents at a price per share less than $1.65.

        As of March 1, 2009, we had outstanding Warrant As to purchase up to an aggregate of 2,090,911 shares of common stock and Warrant Cs to purchase up to an aggregate of 1,045,456 shares of common stock. The holder of those warrants may put those warrants to us for a cash amount equal to their Black-Scholes value if we issue common stock or common stock equivalents at a price per share less than $1.65, subject to certain exceptions. These rights are exercisable for the 45-day period following any such issuance. The existence of these rights could limit our ability to raise necessary capital in the future. Furthermore, the exercise of these rights could materially impact our capital resources and materially affect our ability to fund operations.

Risks Related to Our Private Placement of Series C Preferred Stock and Related Warrants

         The holders of our Series C Preferred Stock are entitled to receive liquidation payments in preference to the holders of our common stock.

        As of March 1, 2009, 25,000 shares of our Series C Preferred Stock were outstanding. Upon a liquidation of our company, the holders of shares of Series C Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is the greater of (i) $1,000 per share of Series C Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares, or (ii) the amount per share that a holder would have received if, immediately prior to the liquidation, that holder's share had been converted to our common stock. Dividends accrue on the shares of Series C Preferred Stock at a rate of 5% per annum. Because of the substantial liquidation preference to which the holders of the Series C Preferred Stock are entitled, the amount available to be distributed to the holders of our common stock upon a liquidation of our company could be substantially limited or reduced to zero.

         We are responsible for having the resale of shares of common stock underlying the Series C Preferred Stock and related warrants registered with the SEC within defined time periods and will incur liquidated damages if the shares are not registered with the SEC within those defined time periods.

        Pursuant to our agreement with the investors in the Series C Preferred Stock financing transaction, we were obligated to (i) file a registration statement covering the resale of the common stock underlying the Series C Preferred Stock and related warrants with the SEC by the earlier of (x) five business days after we filed our 2007 Annual Report on Form 10-K and (y) April 7, 2008 (which we satisfied), (ii) use our best efforts to cause the registration statement to be declared effective within 60 days following the required filing date (which we satisfied), and are required to (iii) use our best efforts to keep the registration statement effective until the earlier of (x) the date all of the securities covered by the registration statement have been publicly sold and (y) the date all of the securities covered by the registration statement may be sold without restriction under SEC Rule 144. If we fail to comply with these or certain other provisions, then we will be required to pay liquidated damages of one twentieth of a percent (.05%) of the aggregate purchase price paid by the investors for the securities that can be registered on the registration statement for each day the failure continues. The total liquidated damages under this provision are capped at 9.9% of the aggregate purchase price paid by the investors in the private placement. Any such payments could materially affect our ability to fund operations.

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

        Generally, the holders of Series C Preferred Stock are entitled to vote on all matters on which the holders of our common stock are entitled to vote, voting together with the holders of our common stock as a single class. Each share of Series C Preferred Stock is entitled to 694 votes. Based on 51,549,472 shares of common stock outstanding as of March 1, 2009, the outstanding shares of Series C Preferred Stock represent, in the aggregate, 25.2% of the voting power of our stock. The voting percentage held by the investors would increase to the extent the shares of Series C Preferred Stock are converted or the warrants issued in the private placement are exercised. Because the investors will own a significant percentage of our voting power, they may have considerable influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including the election of directors and approval of merger, consolidations and the sale of all or substantially all of our assets.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        We lease office, manufacturing and research and development space in the following locations:

Location	Primary Use	Approximate Number of Square Feet	Expiration of Lease
Boston, MA	Corporate headquarters and research and development	28,000	2011
Freemont, CA	Sales and marketing	8,000	2011
Baltimore, MD	Research and development	16,000	2009
Burlington, Ontario, Canada	Manufacturing	60,000	2009

        We believe our facilities are adequate for our current needs and that adequate facilities for expansion, if required, are available.

Item 3.    LEGAL PROCEEDINGS

        From time to time, we are a party to routine litigation and proceedings in the ordinary course of business.

        On May 9, 2008, Advanced Energy Industries, Inc. ("AE") filed a civil action in Colorado state court against us and our Chief Executive Officer, Charles S. Rhoades, seeking to enjoin Mr. Rhoades from employment by the Company based upon its claim that Mr. Rhoades was subject to a non-competition agreement with AE. On March 3, 2009, the parties agreed to settle this case. The settlement of the case will not have a material financial impact on the Company and Mr. Rhoades will be free to continue to serve as the Company's President and Chief Executive Officer.

        We are not aware of any other current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or net cash flows.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is publicly traded on the Nasdaq Capital Market under the symbol "SATC."

        The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq Capital Market for our years ended December 31, 2007 and 2008:

	High	Low
Year ended December 31, 2007
First Quarter	$1.58	$1.14
Second Quarter	$1.31	$1.08
Third Quarter	$1.65	$1.02
Fourth Quarter	$1.81	$1.09
Year ended December 31, 2008
First Quarter	$2.14	$1.39
Second Quarter	$3.32	$1.77
Third Quarter	$2.84	$1.80
Fourth Quarter	$1.93	$1.44

        On March 2, 2009, the last reported sale price of our common stock as reported on the Nasdaq Capital Market was $1.14 per share. As of March 2, 2009, there were 51,549,472 shares of our common stock outstanding held by approximately 232 holders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividend Policy

        We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends for the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, under the terms of our Series B Preferred Stock, we may not pay dividends on our common stock without the consent of the holders of at least 75% of the outstanding shares of Series B Preferred Stock. Furthermore, under the terms of our Series C Preferred Stock, we may not pay dividends on our common stock without the consent of the holders of at least 67% of the outstanding Series C Preferred Stock. In addition, we may not pay dividends on our common stock, unless we have paid all dividends owing on the Series B Preferred Stock and Series C Preferred Stock. Finally, under our credit facility with Silicon Valley Bank, we may not pay dividends on our common stock without the consent of the Bank.

Recent Sales of Unregistered Securities

        None

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        You should read the data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below for the years ended December 31, 2008 and 2007, and the consolidated balance sheet data as of December 31, 2008 and 2007 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2006, the three month transition period ended December 31, 2005 and our fiscal years ended September 30, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 and September 30, 2005 and 2004 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. All data set forth below has been adjusted to reflect the sale of our Electronics and Power Systems US business units, which were finalized in the third quarter of 2008. The results of operations for both the Electronics and Power Systems US business units are captured in the line item "Loss from discontinued operations" below. See Note D (Discontinued Operations) to the Consolidated Financial Statements.

	Year Ended December 31,			Three Months Ended December 31,	Fiscal Year Ended September 30,
	2008	2007	2006	2005	2005	2004
	(in thousands)
Statement of Operations Data
Product revenue	54,293	33,033	14,164	1,817	11,556	6,049
Funded research and development revenue	8,229	8,994	4,990	1,079	6,064	7,187

Total revenue	$62,522	$42,027	$19,154	$2,896	$17,620	$13,236

Cost of product revenue	45,818	33,456	13,545	1,888	10,462	5,503
Cost of funded research and development revenue	6,500	6,727	4,041	1,111	5,412	5,982

Total cost of revenue	$52,318	$40,183	$17,586	$2,999	$15,874	$11,485

Gross margin	$10,204	$1,844	$1,568	$(104)	$1,747	$1,751

Operating expenses:
Research and development	5,061	2,256	611	10	56	1
Selling, general and administrative	16,633	9,601	9,321	1,737	7,289	6,532
Restructuring charges	1,398	—	1,419	—	(256)	—
Amortization of intangibles	314	314	306	81	322	322
Gain on sale of assets	—	—	(406)	(0)	(318)	—
Write-off of impaired long-lived assets	—	—	(1,612)	—	(0)	—

Total operating expenses from continuing operations	$23,407	$12,171	$9,639	$1,828	$7,093	$6,854

Operating loss	$(13,203)	$(10,327)	$(8,071)	$(1,931)	$(5,346)	$(5,104)

Net unrealized gain (loss) on warrants to purchase common stock	—	—	—	—	(7)	(90)
Unrealized loss on Series B warrants	—	—	—	—	—	35
Change in Fair Value of Notes and Warrants	265	(2,252)	(4,192)	—	—	—
Other income (loss)	707	(546)	(26)	(4)	(120)	(1)
Interest income	216	280	384	47	42	12
Interest expense	(329)	(3,788)	(1,432)	(134)	(621)	(6,799)

Net loss from continuing operations	$(12,344)	$(16,633)	$(13,337)	$(2,022)	$(6,052)	$(11,946)

Income (loss) from discontinued operations, net	(1,135)	(1,133)	(6,441)	714	(4,194)	987
Gain on sale of discontinued operations, net	274	—	—	—	—	—

Net loss	$(13,205)	$(17,766)	$(19,778)	$(1,308)	$(10,246)	$(10,959)

Accretion on Series C Preferred Stock to redemption value	(2,849)	—	—	—	—	—
Deemed dividend on Series C Preferred Stockholders	(1,250)	(11,948)	—	—	—	—
Dividend on Series C Preferred Stock	(126)	(100)	—	—	—	—

Net loss attributable to common stockholders	$(17,429)	$(29,814)	$(19,778)	$(1,308)	$(10,246)	$(10,959)

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.34)	$(0.66)	$(0.50)	$(0.03)	$(0.31)	$(0.41)

Weighted average number of common shares, basic and diluted	50,685	45,434	39,290	38,356	32,900	26,834

	Year Ended December 31,			Three Months Ended December 31,	As of September 30,
	2008	2007	2006	2005	2005	2004
	(in thousands)
Balance Sheet Data
Cash and cash equivalents, including restricted cash and cash equivalents	$10,042	$12,700	$8,275	$9,279	$6,711	$2,183
Total assets	36,897	46,609	30,577	28,328	27,732	25,586
Working capital	12,005	19,616	6,007	10,690	11,393	5,141
Redeemable convertible Series A preferred stock		—	—	—	—	—
Redeemable convertible Series B preferred stock	1,450	1,700	1,725	2,125	2,125	2,125
Redeemable convertible Series C preferred stock	17,249	13,276	—	—	—	—
Convertible subordinated debentures	—	—	12,740	—	—	—
Investor warrant and Placement Agent Warrant Liability	2,407	3,244	2,921	—	—	—
Other long-term liabilities, net of current portion	2,571	1,679	108	452	460	875
Stockholders' equity (deficit)	$(9,185)	$4,363	$(2,468)	$14,501	$15,602	$11,659

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

Overview

        Satcon Technology Corporation ("Satcon" or "Company") is a leading clean energy technology provider of utility grade power solutions for the renewable and distributed energy markets. We deliver power conversion solutions and system design services for large-scale renewable energy plants. Our products are utilized by businesses and utility companies to efficiently convert renewable energy sources into stable and reliable electrical power.

        Our PowerGate® Plus suite of photovoltaic and fuel cell power inverters, which are sold through the Company's Renewable Energy Solutions division, offer rugged and reliable solutions that enhance the total output and power production of the solar installation. We also offer system design services and solutions for management, monitoring, and performance measurement to maximize capital investment and improve overall quality and performance over the entire lifespan of the installation.

        In addition to our core power conditioning solutions, we also develop, design and build power conversion electronics, power management and distribution systems for a variety of defense and commercial applications through our Applied Technology division.

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

        We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed-upon the final indirect cost rates for the fiscal year ended September 30, 2004. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of December 31, 2008 and 2007, we have accrued approximately $1.1 million and $1.3 million, respectively, for anticipated contract losses on commercial contracts.

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

Inventory

        We value our inventory at the lower of actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We periodically review inventory quantities on hand and record a provision for excess and/or obsolete inventory within cost of sales based primarily on our historical usage, as well as based on estimated forecast of product demand . A significant decrease in demand for our products could result in a short-term increase in the cost of inventory purchases and an increase of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Warranty

        We offer warranty coverage for our products for periods typically ranging from 1 to 5 years after shipment. We estimate the anticipated costs of repairing products under warranty based on the historical or expected cost of the repairs and expected failure rates. The assumptions used to estimate warranty accruals are reevaluated quarterly, at a minimum, in light of actual experience and, when appropriate, the accruals or the accrual percentage is adjusted based on specific estimates of project repair costs and quantity of product returns. Our determination of the appropriate level of warranty accrual is based on estimates of the percentage of units affected and the repair costs. Estimated warranty costs are recorded at the time of sale of the related product, and are recorded within cost of sales in the consolidated statements of operations.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of approximately $47.9 million and $51.9 million as of December 31, 2008 and 2007, respectively, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

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

        The tax years 2003 through 2008 remain open to examination by major taxing jurisdictions to which we are subject, which are primarily in the United States, as carry forward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they are or will be used in a future period. We are currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. We did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying financial statements. We would record any such interest and penalties as a component of interest expense. We do not expect any material changes to the unrecognized benefits within 12 months of the reporting date.

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

        The re-pricing of the exercise price of the first tranche warrants from $1.44 to $1.25, as described in the footnotes to the financial statements, was treated as a cancellation of the original warrants issued on November 8, 2007 and a re-issuance or new warrants on December 21, 2007. The difference in fair value of the warrant was included in the allocation of net proceeds associated with the second closing of the Series C Preferred Stock on December 21, 2007. We treated this as a deemed dividend on the Series C Preferred Stock. As of December 31, 2007 we recorded $11,947,881 as a deemed dividend to the holders of the Series C Preferred Stock, which included the beneficial conversion feature of $11,762,887 and $184,994 related to the accretion of the Series C Preferred Stock to its redemption value through the date that the holders of the Series C Preferred Stock may first exercise their redemption right. We are using the effective interest method to accrete the carrying value of the

Series C Preferred stock through November 8, 2011, at which time the value of the Series C Preferred Stock would be $30.0 million, 120% of its face value.

Recent Accounting Pronouncements

        See Note V of our Notes to Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Results of Operations

        All data set forth below has been adjusted to reflect the sale of our Electronics and Power Systems US business units, which were finalized in the third quarter of 2008. The results of operations for both the Electronics and Power Systems US business units were captured in "Loss from discontinued operations." See Note D (Discontinued Operations) to the Consolidated Financial Statements.

Fiscal Year Ended December 31, 2008 ("2008") Compared to the Fiscal Year Ended December 31, 2007 ("2007").

        Revenue.    Total Company revenue increased $20.5 million, or 49%, from $42.0 million in 2007 to $62.5 million in 2008.

	Year Ended December 31,
(Amounts in Millions)	2008	2007	Change $	% Change
Product Revenue
Alternative Energy Products	$52.2	$25.4	$26.8	106%
Other Legacy	2.1	7.6	$(5.5)	-72%

Total Product Revenue	$54.3	$33.0	$21.3	65%

Funded Research and Development and other revenue	$8.2	$9.0	$(0.8)	-9%

Total Revenue	$62.5	$42.0	$20.5	49%

        Product revenue increased by $21.3 million, or 65%, from $33.0 million in 2007 to $54.3 million in 2008. This was driven by the commercial adoption of our utility grade inverters, resulting in an annual increase of $26.8 million, or 106%. This increase was partially offset by a decrease in our legacy power products offerings of $5.5 million, or 72%, as we continue to focus efforts on our renewable energy solutions.

        Funded research and development revenue decreased $0.8 million, or 8.5%, from $9.0 million in 2007 to $8.2 million in 2008. The decline in revenue is due to the decrease in revenue from commercial customers by $2.2 million offset by and an overall increase in revenue from our government contracts of $1.4 million.

        Gross Margin.    Total Company gross margin increased from 5% in 2007 to 16% in 2008. Gross margins on product revenue improved from 0% in 2007 to approximately 15.6% in 2008 due to material cost reduction programs, increased labor efficiency and increased photovoltaic inverter unit volumes. In 2007, gross margins included an additional $1.3 million in cost over runs on a Navy project, for which we are seeking some economic relief due to design changes, increases in major component costs and increases in anticipated exchange rates; we have not booked any benefit for such relief as of December 31, 2008 or 2007.

        Gross margins on funded research and development revenue decreased slightly from 25% in 2007 to 21% in 2008 due to lower revenue levels and the composition of revenue as compared to that of 2007.

        Research and development expenses.    We expended approximately $5.1 million on research and development in 2008 compared with $2.3 million spent in 2007. The increase in spending during 2008 was driven by an increase in technical staffing. These additional resources are developing the new products, features and customer solutions which we believe will allow us to take advantage of both short-term and long-term market opportunities. This investment in research and development is critical to both our current and future success and we anticipate this level of investment to continue.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased by approximately $7.0 million from $9.6 million in 2007 to $16.6 million in 2008. Approximately $1.1 million of the increase is directly attributable to compensation costs related to the issuance of stock options to our employees and directors pursuant to SFAS 123(R) charged to operations during 2008. Approximately $2.7 million of the increase was associated with increased corporate costs and approximately $3.2 million of the increase was due to the higher sales and marketing costs directly related to the increase in product revenue, international business development, company re-branding and our increased outbound marketing efforts in 2008 compared to 2007.

        Amortization of intangibles.    Amortization of intangibles remained unchanged at $0.3 million in 2007 and 2008.

        Restructuring costs.    In 2008 we successfully executed a restructuring of our Company. In connection with the restructuring, we eliminated the positions of the presidents of the Applied Technology and Renewable Energy Solutions divisions, formalized the release of our Vice President of Finance and former Chief Executive Officer. In addition, we completed the sale of our Electronics and Power Systems US divisions. As a result of these significant changes in 2008, we recorded a charge of approximately $1.4 million in salary-related costs and costs associated with the modification of existing options held by certain of the severed employees. The cash component of this severance will be paid out over the next 12 months. Other costs associated with the restructuring that were related to the Electronics and Power Systems US divisions were recorded in the respective divisions and are included in the loss from discontinued operations for the periods presented, as discussed below. During 2007 we recorded approximately $0.1 million in restructuring costs associated with the 2006 restructuring of one of our business units.

        Change in fair value of the Convertible Notes and related warrants.    The change in fair value of the Convertible Notes and warrants for 2008 was a credit of approximately $0.3 million. The change in fair value of the Convertible Notes and warrants for 2007 was a charge of approximately $2.3 million. The most significant factor that contributes to the change in fair value of the Convertible Notes and related warrants is our stock price. The Convertible Notes were paid off in November 2007. (See Note G—Convertible Debt Instrument and Warrant Liabilities)

        Other Income (expense).    Other income was approximately $0.7 million for 2008 compared to other expense of approximately $0.5 million for 2007. Other income, net for 2008 consists primarily of approximately $0.7 million related to foreign exchange impact of operations and translation of inter-company balances. Other expense for 2007 consists primarily of a charge of approximately $0.4 million related to foreign exchange impact of operations and translation of inter-company balances and $0.1 million in consulting services related to the valuation of our Convertible Notes and other expenses not related to ongoing operations.

        Interest income.    Interest income decreased slightly from approximately $0.3 million in 2007 to approximately $0.2 million in 2008. The decrease is directly attributable to our cash on hand.

        Interest expense.    Interest expense for 2008 was approximately $0.3 million, which is comprised primarily of the following:

  •
  $0.2 million in cash interest relating to our credit facility and

  •
  $0.1 million of non-cash interest associated with dividends on the Series B Preferred Stock, which were paid in shares of common stock.

        In 2007 interest expense was approximately $3.8 million and was comprised of the following:

  •
  $0.7 million in non-cash interest related to the Convertible Notes, which was paid in shares of common stock,

  •
  $0.1 million in cash interest paid related to the Convertible Notes,

  •
  $0.2 million paid related to the short-term notes issued in November 2007, which were repaid in full on December 20, 2007,

  •
  $2.1 million in amortization of the debt discount related to the valuation of the Convertible Notes,

  •
  $0.3 million of non-cash interest associated with dividends on the Series B Preferred Stock, which were paid in shares of common stock, and

  •
  $0.5 million related to the change in the Series B Preferred Stock conversion price as a result of subsequent issuances of equity-based securities due to its anti-dilution provisions.

        Loss from discontinued operations.    Loss from discontinued operations represents the results of operations of our Power Systems US and Electronics divisions which were sold during the third quarter of 2008. The loss from discontinued operations for 2008 was approximately $1.1 million as compared to approximately $1.1 million in 2007. See Note D "Discontinued Operations" for more information related to the sale of these divisions.

        Gain on sale of discontinued operations.    As a result of the sale of the Power Systems US and Electronics divisions, we recorded income of approximately $0.3 million. See Note D "Discontinued Operations" for more information related to the sale of these divisions and the composition of the net gain calculated for each division.

        Deferred Revenue.    Total deferred revenue was $6.7 million at December 31, 2008, comprised of $4.2 million of current deferred revenue and $2.5 million of long-term deferred revenue, a decrease of $1.0 million from the $7.7 million balance at December 31, 2007. During 2008 we recognized previously deferred revenue in our Applied Technology division of approximately $1.8 million and had an increase of approximately $2.2 million primarily related to a large contract with a commercial customer in our Renewable Energy Solutions division and an increase of $0.9 million related to our extended warranty in our Renewable Energy Solutions division. We record deferred revenue (i) when a customer pays in advance or (ii) when provisions for revenue recognition on items shipped have not been achieved or the items have not yet been received by the customer due to shipping terms such as FOB destination. Currently deferred revenue is composed of approximately $3.4 million in our Renewable Energy Solutions division related to pre-payments received on an order which has been shipped but not recognized, $0.7 million related to pre-payments on orders currently being manufactured and $2.5 million on deferred revenue related to extended warranties sold to customers that purchased our products.

Quarterly Results of Operations (Unaudited)

        The following table presents unaudited quarterly statement of operations data for the eight quarters ended December 31, 2008. This data has been prepared on a basis consistent with our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This data includes all adjustments, consisting solely of normal recurring adjustments, which we believe necessary for a fair presentation of this information. The operating results for any quarter are not necessarily indicative of results to be expected for any future period. In addition, all data set forth below has been adjusted to reflect the sale of our Electronics and Power Systems US business units, which were finalized in the third quarter of 2008. The results of operations for both the Electronics and Power Systems US business units are captured in the line item "Loss from discontinued operations" below. See Note D (Discontinued Operations) to the Consolidated Financial Statements.

	Three Months Ended
	Dec. 31, 2008	Sept. 27, 2008	June 28, 2008	Mar. 29, 2008	Dec. 31, 2007	Sept. 29, 2007	June 30, 2007	Mar. 31, 2007
	(in thousands, except per share data)
Statement of Operations Data
Product revenue	$17,346	$17,215	$9,556	$10,176	$9,486	$14,699	$5,245	$3,604
Funded research and development revenue	1,936	1,301	3,807	1,184	2,710	2,725	1,775	1,785

Total revenue	$19,282	$18,517	$13,363	$11,360	$12,196	$17,424	$7,019	$5,389

Cost of product revenue	12,976	13,964	9,167	9,710	10,539	13,093	6,189	3,634
Cost of funded research and development revenue	1,672	1,146	2,667	1,016	2,069	1,990	1,312	1,357

Total cost of revenue	$14,648	$15,110	$11,834	$10,726	$12,608	$15,083	$7,501	$4,991

Gross margin	$4,634	$3,407	$1,530	$633	$(412)	$2,341	$(482)	$398

Operating expenses:
Research and development	1,442	1,642	1,109	868	827	619	401	409
Selling, general and administrative	4,802	4,586	4,786	2,459	2,842	2,344	2,358	2,057
Restructuring charges	279	513	607	—	—	—	—	—
Amortization of intangibles	79	79	79	79	79	79	79	79
Gain on sale of assets	—	—	—	—	—	—	—	—

Total operating expenses from continuing operations	$6,601	$6,819	$6,580	$3,406	$3,748	$3,041	$2,837	$2,546

Operating loss	$(1,967)	$(3,412)	$(5,051)	$(2,772)	$(4,160)	$(701)	$(3,319)	$(2,148)

Change in Fair Value of Notes and Warrants	1,087	2,042	(2,397)	(467)	(1,829)	(1,008)	385	200
Other income (loss)	313	153	(18)	259	182	(239)	(392)	(96)
Interest income	19	57	71	69	101	57	37	86
Interest expense	(88)	(98)	(98)	(46)	(2,058)	(496)	(625)	(608)

Net loss from continuing operations	$(636)	$(1,259)	$(7,492)	$(2,958)	$(7,764)	$(2,387)	$(3,915)	$(2,567)

Income (loss) from discontinued operations, net	823	(990)	(524)	(443)	(237)	(257)	179	(818)
Gain (loss) on sale of discontinued operations, net	(54)	328	—	—	—	—	—	—

Net loss	$134	$(1,922)	$(8,016)	$(3,401)	$(8,001)	$(2,644)	$(3,736)	$(3,385)

Accretion on Series C Preferred Stock to redemption value	(786)	(745)	(680)	(637)	(11,948)	—	—	—
Dividend on Series C Preferred Stock	(324)	(311)	(311)	(304)	(100)	—	—	—
Deemed dividend on Series C Preferred Stock	—	(10)	(116)	—	—	—	—	—

Net loss attributable to common stockholders	$(977)	$(2,988)	$(9,122)	$(4,342)	$(20,049)	$(2,644)	$(3,736)	$(3,385)

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.02)	$(0.06)	$(0.18)	$(0.09)	$(0.40)	$(0.06)	$(0.09)	$(0.08)

Weighted average number of common shares, basic and diluted	51,375	50,013	50,415	49,935	49,629	47,841	42,869	41,395

Liquidity and Capital Resources

        As of December 31, 2008, we had $10.0 million of cash, of which approximately $0.1 million was restricted.

        Based upon our current working capital position, current operating plans and expected business conditions, we believe that our current cash, as well as the availability from our line of credit with Silicon Valley Bank, will be adequate to fund our operations through December 31, 2009. Beyond 2009, we expect to fund our working capital needs and other commitments primarily through our operating cash flow, which we expect to improve as our product costs continue to decrease and as our unit volumes grow. We also expect to rely on our credit facility to fund a portion of our capital needs and other commitments.

        Our funding plans for our working capital needs and other commitments may be adversely impacted if we fail to realize our underlying assumed levels of revenues and expenses, or if we fail to remain in compliance with the covenants of our bank line. If either of those events occur, we may need to raise additional funds in order to sustain operations by selling equity or taking other actions to conserve our cash position, which could include selling of certain assets, delaying capital expenditures and incurring additional indebtedness, subject to the restrictions in the preferred stock financing with the Investors and in the credit facility with Silicon Valley Bank. Such actions would likely require the consent of the Investors and/or Silicon Valley Bank, and there can be no assurance that such consents would be given. Furthermore, there can be no assurance that we will be able to raise such funds if they are required

        If additional funds are raised in the future through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders will experience additional dilution. The terms of additional funding may also limit our operating and financial flexibility. There can be no assurance that additional financing of any kind will be available to us on terms acceptable to us, or at all. Failure to obtain future funding when needed or on acceptable terms would materially, adversely affect our results of operations.

        We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of December 31, 2008, we had an accumulated deficit of approximately $190 million. Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities and convertible debt, public security offerings, borrowings under our lines of credit and capital equipment leases.

        As of December 31, 2008, our cash and cash equivalents were $10.0 million, including restricted cash and cash equivalents of $0.1 million; this represents a decrease in our cash and cash equivalents of approximately $2.7 million from the $12.7 million on hand at December 31, 2007. Cash used in operating activities from continuing operations for the year ended December 31, 2008 was $8.7 million as compared to $9.0 million for the year ended December 31, 2007. Cash used in operating activities from continuing operations during the year ended December 31, 2008 was primarily attributable to the net loss from continuing operations of approximately $13.2 million offset by non-cash items such as the change in the fair value of the Convertible Notes and placement agent fees, depreciation and amortization, deferred revenue, increases in allowances for uncollectible accounts and excess and obsolete inventory, non-cash compensation and consulting expense, non-cash interest expense and decreases in working capital.

        Cash provided by investing activities from continuing operations during the year ended December 31, 2008 was $4.0 million as compared to cash used in investing activities from continuing operations of $1.2 million for the year ended December 31, 2007. Cash provided by investing activities during the fiscal year ended December 31, 2008 was a result of net proceeds from the sale of two of our divisions of $5.1 million offset by capital expenditures of $1.2 million. Cash used in investing activities from continuing operations during the fiscal year ended December 31, 2007 was a result of capital expenditures.

        Cash provided by financing activities from continuing operations for the year ended December 31, 2008 was $4.1 million as compared to $18.0 million for the year ended December 31, 2007. Net cash provided by financing activities from continuing operations during 2008 includes borrowings under our line of credit of $3.0 million, approximately $1.7 million received from the exercise of stock options and warrants to purchase common stock, offset by approximately $0.6 million related to payments to certain Warrant A and Warrant C holders that exercised their redemption rights under these warrants. Net cash provided by financing activities from continuing operations during 2007 includes net proceeds from the sale of Series C Preferred Stock of approximately $23.9 million, approximately $4.7 million in net proceeds related to cash received upon the exercise of the Warrant Bs in July 2007 and $1.0 million decrease in restricted cash, offset by approximately $9.5 million related to monthly principal payments and final settlement of our Convertible Notes and approximately $2.1 million related to payments to certain Warrant A and Warrant C holders that exercised their redemption rights under these warrants.

        Cash used in discontinued operations was $1.9 million for the year ended December 31, 2008 as compared to $1.5 million for the year ended December 31, 2007. Net cash used in operating activities from discontinued operations was $1.6 million in 2008 compared to $1.3 million in 2007. Net cash used in investing activities from discontinued operations was $0.2 million in 2008 compared to $0.1 million in 2007. Net cash used in financing activities from discontinued operations was $0 in 2008 compared to $0.1 million in 2007.

Payments Due Under Contractual Obligations

        The following table summarizes the payments due under our contractual obligations at December 31, 2008, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

Calendar Years Ending December 31,	Capital Leases	Operating Leases
2009	$—	$825,323
2010	—	$344,713
2011	—	$224,712

Total	$—	$1,394,748

        We lease equipment and office space under non-cancelable capital and operating leases. The future minimum rental payments, as of December 31, 2008, under the capital and operating leases with non-cancelable terms are included in the table above.

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

        Not Required.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SatCon Technology Corporation:

        We have audited the accompanying consolidated balance sheets of SatCon Technology Corporation and its subsidiaries (the Company) (a Delaware corporation) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and comprehensive loss and cash flows for each of the years ended December 31, 2008 and 2007. We have also audited the financial statement schedule for the years ended December 31, 2008 and 2007 listed in the accompanying table of contents as Schedule II. We also have audited SatCon Technology Corporation and its subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and schedule and an opinion on the company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SatCon Technology Corporation and its subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations, changes in stockholders' equity (deficit), and its cash flows for each of the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying table of contents as Schedule II presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, SatCon Technology Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Vitale, Caturano & Company, P.C.

Boston, Massachusetts
March 10, 2009

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$9,957,716	$12,615,566
Restricted cash and cash equivalents	84,000	84,000
Accounts receivable, net of allowance of $168,219 and $124,279 at December 31, 2008 and 2007, respectively	11,471,671	8,532,141
Unbilled contract costs and fees	398,707	536,567
Inventory	11,457,532	13,807,201
Prepaid expenses and other current assets	1,040,441	1,002,187
Current assets of discontinued operations	—	5,384,412

Total current assets	$34,410,067	$41,962,074
Property and equipment, net	1,964,968	1,765,453
Goodwill, net	123,714	123,714
Intangibles, net	398,526	793,739
Other long-term assets	—	32,931
Non-current assets of discontinued operations	—	1,930,766

Total assets	$36,897,275	$46,608,677

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Line of credit	$3,000,000	$—
Accounts payable	8,588,313	7,631,486
Accrued payroll and payroll related expenses	2,042,786	1,838,792
Other accrued expenses	2,825,255	3,182,157
Accrued contract loss	1,131,370	1,300,000
Accrued restructuring costs	602,782	—
Deferred revenue	4,214,389	6,127,401
Current liabilities of discontinued operations	—	2,266,191

Total current liabilities	$22,404,895	$22,346,027
Warrant liability	$2,407,438	$3,244,316
Deferred revenue, net of current portion	2,512,794	1,545,050
Redeemable convertible Series B preferred stock (290 and 340 shares issued and outstanding at December 31, 2008 and 2007, respectively; face value $5,000 per share; liquidation preference $1,450,000 and $1,700,000, respectively)	1,450,000	1,700,000
Other long-term liabilities	58,282	70,075
Non-current liabilities of discontinued operations	—	63,825

Total Liabilities	$28,833,409	$28,969,293
Commitments and contingencies (Note L)
Redeemable convertible Series C preferred stock (25,000 shares issued and outstanding at December 31, 2008 and 2007, face value $1,000 per share, liquidation preference $26,350,000 and 25,100,000 at December 31, 2008 and 2007, respectively)	17,248,593	13,276,091
Stockholders' equity (deficit):
Common stock; $0.01 par value, 200,000,000 shares authorized; 51,479,822 and 49,803,979 shares issued and outstanding at December 31, 2008 and 2007, respectively	514,798	498,040
Additional paid-in capital	182,222,762	180,933,100
Accumulated deficit	(189,962,435)	(176,757,615)
Accumulated other comprehensive loss	(1,959,852)	(310,232)

Total stockholders' equity (deficit)	$(9,184,727)	$4,363,293

Total liabilities and stockholders' equity (deficit)	$36,897,275	$46,608,677

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
Revenue:
Product revenue	$54,293,334	$33,032,641
Funded research and development and other revenue	8,228,769	8,994,582

Total revenue	$62,522,103	$42,027,223

Cost of revenue:
Cost of product revenue	$45,818,090	$33,455,956
Cost of funded research and development and other revenue	6,500,232	6,727,122

Total cost of revenue	$52,318,322	$40,183,078

Gross margin	$10,203,781	$1,844,145

Operating expenses:
Research and development	$5,061,472	$2,256,088
Selling, general and administrative	16,632,869	9,601,195
Restructuring charges	1,398,140	—
Amortization of intangibles	314,288	314,289

Total operating expenses from continuing operations	$23,406,769	$12,171,572

Operating loss from continuing operations	$(13,202,988)	$(10,327,427)

Change in fair value of notes and warrants	264,628	(2,252,264)
Other (loss) income, net	707,450	(545,895)
Interest income	216,238	280,392
Interest expense	(329,459)	(3,787,380)

Net loss from continuing operations	$(12,344,131)	$(16,632,574)

Loss from discontinued operations, net	$(1,134,732)	$(1,133,203)
Gain on sale of discontinued operations, net	274,043	—

Net loss	$(13,204,820)	$(17,765,777)

Deemed dividend and accretion on Series C preferred stock	$(2,974,502)	$(11,947,881)
Dividend on Series C preferred stock	(1,250,000)	(100,000)

Net loss attributable to common stockholders	$(17,429,322)	$(29,813,658)

Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.33)	$(0.64)
From loss on discontinued operations	$(0.02)	$(0.02)
From gain on sale of discontinued operations	$0.01	—

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.34)	$(0.66)

Weighted average number of common shares, basic and diluted	50,684,564	45,433,539

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
For the Year Ended December 31, 2008

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)	Comprehensive Loss
Balance, December 31, 2007	49,803,979	$498,040	$180,933,100	$(176,757,615)	$(310,232)	$4,363,293	$—
Net loss	—	—	—	(13,204,820)	—	(13,204,820)	$(13,204,820)
Issuance of warrants to Series C Preferred Stockholders	—	—	126,000	—	—	126,000
Beneficial conversion feature on Series C preferred stock	—	—	126,000	—	—	126,000
Series C preferred stock deemed dividend	—	—	(126,000)	—	—	(126,000)
Accretion of Series C preferred stock to its redemption value	—	—	(2,848,502)	—	—	(2,848,502)
Dividend on Series C preferred stock	—	—	(1,250,000)	—	—	(1,250,000)
Issuance of common stock to 401(k) Plan	279,831	2,798	575,434	—	—	578,232
Issuance of common stock in connection with the exercise of stock options to purchase common stock	891,168	8,912	1,435,607	—	—	1,444,519
Issuance of common stock in lieu of six-month cash dividend on redeemable convertible Series B preferred stock.	86,241	862	132,804	—	—	133,666
Issuance of common stock in connection with the exercise of warrants to purchase common stock	174,967	1,750	239,560	—	—	241,310
Issuance of restricted stock to employees	82,346	823	144,930	—	—	145,753
Issuance of common stock in connection with the conversion of Series B preferred stock	161,290	1,613	248,387	—	—	250,000
Issuance of warrants to purchase common stock to contractor	—	—	121,000	—	—	121,000
Employee stock-based compensation	—	—	2,364,442	—	—	2,364,442
Foreign currency translation adjustment	—	—	—	—	(1,649,620)	(1,649,620)	(1,649,620)

Comprehensive loss	—	—	—	—	—	—	$(14,854,440)

Balance, December 31, 2008	51,479,822	$514,798	$182,222,762	$(189,962,435)	$(1,959,852)	$(9,184,727)

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
For the Year Ended December 31, 2007

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)	Comprehensive Loss
Balance, December 31, 2006	40,105,073	$401,051	$156,379,193	$(158,991,838)	$(256,486)	$(2,468,080)
Net loss	—	—	—	(17,765,777)	—	(17,765,777)	$(17,765,777)
Beneficial conversion feature on Series C preferred stock	—	—	11,762,887	—	—	11,762,887
Series C preferred stock deemed dividend	—	—	(11,762,887)	—	—	(11,762,887)
Issuance of warrants and re-pricing of warrants to Series C Preferred Stock holders	—	—	10,092,623	—	—	10,092,623
Accretion of Series C preferred stock to its carrying value	—	—	(184,994)	—	—	(184,994)
Dividend on Series C preferred stock	—	—	(100,000)	—	—	(100,000)
Issuance of common stock to 401(k) Plan	474,379	4,744	562,417	—	—	567,161	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock	27,205	272	20,420	—	—	20,692	—
Issuance of common stock in connection with the termination of Worcester lease	850,000	8,500	1,113,500	—	—	1,122,000	—
Issuance of common stock in lieu of cash principal payments on the Convertible Notes	3,163,186	31,632	3,777,814	—	—	3,809,446	—
Issuance of common stock in lieu of cash interest on the Convertible Notes	396,522	3,965	514,200	—	—	518,165	—
Issuance of common stock in connection with the exercise of Warrant Bs	3,636,368	36,364	5,525,006	—	—	5,561,370	—
Issuance of common stock to Convertible Note holders as incentive to accelerate pay-off of the Convertible Notes	749,999	7,500	907,499	—	—	914,999	—
Issuance of common stock upon conversion of a portion of the Convertible Notes	318,182	3,182	521,818			525,000
Employee stock-based compensation	—	—	1,112,099	—	—	1,112,099	—
Issuance of common stock in lieu of six-months cash dividend on redeemable convertible Series B preferred stock	70,045	700	137,156	—	—	137,856	—
Issuance of common stock in connection with the conversion of Series B preferred stock	13,020	130	24,870	—	—	25,000	—
Adjustment to conversion price of Series B preferred stock, due to anti-dilution provisions	—	—	529,479	—	—	529,479	—
Foreign currency translation adjustment	—	—	—	—	(53,746)	(53,746)	(53,746)

Comprehensive loss	—	—	—	—	—	—	$(17,819,523)

Balance, December 31, 2007	49,803,979	$498,040	$180,933,100	$(176,757,615)	$(310,232)	$4,363,293

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(13,204,820)	$(17,765,777)
Net loss from discontinued operations	1,134,732	1,133,203
Net gain on sale of discontinued operations	(274,043)	—
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,032,803	981,555
Provision for uncollectible accounts	80,142	47,019
Provision for excess and obsolete inventory	360,035	206,780
Non-cash compensation expense related to issuance of stock options and warrants to employees and non-employees and issuance of common stock to 401(k) Plan, including stock based compensation costs of $2,183,801 and $1,008,022 for the years ended December 31, 2008 and 2007, respectively.	2,725,481	2,482,165
Change in fair value of Senior Secured Convertible Notes and investor and placement agent warrant liability	(264,628)	2,252,264
Non-cash interest expense	130,334	3,581,760
Non-cash restructuring charges	274,552	—
Changes in operating assets and liabilities:
Accounts receivable	(5,205,155)	(2,132,106)
Unbilled contract costs and fees	137,860	(269,320)
Prepaid expenses and other assets	(44,412)	(1,078,868)
Inventory	(1,965,474)	(7,914,938)
Other long-term assets	32,931	(17,469)
Accounts payable	2,392,434	3,806,333
Accrued expenses and payroll	744,089	2,165,030
Accrued restructuring	602,782	—
Accrued contract losses	94,700	1,447,161
Deferred revenue, current and long portion	2,510,183	1,992,591
Other current liabilities	(11,793)	70,075

Total adjustments	3,626,864	7,620,032

Net cash used in operating activities in continuing operations	(8,717,267)	(9,012,542)
Cash flows from investing activities:
Purchases of property and equipment	(1,167,332)	(1,203,475)
Net proceeds from sale of business segments	5,136,881	—

Net cash provided by (used in) investing activities in continuing operations	3,969,549	(1,203,475)

Cash flows from financing activities:
Net borrowings under line of credit	3,000,000	—
Proceeds from short-term loan	—	10,000,000
Repayment of short-term loan	—	(10,000,000)
Net proceeds from issuance of convertible redeemable Series C preferred stock	—	23,856,281
Repayment of Senior Secured Convertible Notes	—	(9,477,293)
Payments related to warrant holder redemption rights	(572,250)	(2,099,958)
Decrease (increase) in restricted cash	—	1,000,000
Net proceeds from exercise of warrants to purchase common stock	241,310	4,688,642
Net proceeds from exercise of options to purchase common stock	1,444,519	20,692

Net cash provided by financing activities in continuing operations	4,113,579	17,988,364

Net cash used in operating activities of discontinued operations	(1,660,704)	(1,307,293)

Net cash used in investing activities of discontinued operations	(211,297)	(63,959)

Net cash used in financing activities of discontinued operations	—	(123,219)

Net decrease in cash and cash equivalents from discontinued operations	(1,872,001)	(1,494,471)

Effects of foreign currency exchange rates on cash and cash equivalents	(151,710)	(853,137)

Net increase (decrease) in cash and cash equivalents	(2,657,850)	5,424,739
Cash and cash equivalents at beginning of year	$12,615,566	$7,190,827

Cash and cash equivalents at end of year	$9,957,716	$12,615,566

  See Note Q for non cash disclosures

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

A. THE COMPANY

        Satcon Technology Corporation (the "Company" or "Satcon") was organized as a Massachusetts corporation in February 1985 and reincorporated in Delaware in 1992. The Company is a leading clean energy technology provider of utility grade power solutions for the renewable and distributed energy markets. The Company delivers power conversion solutions and system design services for large-scale renewable energy plants. The Company's products are utilized by businesses and utility companies to efficiently convert renewable energy sources into stable and reliable electrical power. In addition to its core power conditioning solutions, the Company also develops, designs and builds power conversion electronics, power management and distribution systems for a variety of defense and commercial applications through its Applied Technology division.

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

B. REALIZATION OF ASSETS AND LIQUIDITY

        The Company anticipates that its current cash, along with the availability under its credit facility with Silicon Valley Bank, will be sufficient to fund its operations through at least December 31, 2009. The Company has developed a business plan that envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past and allows the Company to remain in compliance with the covenants of the credit facility. Although the Company believes it has developed a realistic business plan, there is no assurance that it can achieve these objectives. Accordingly, if the Company is unable to realize its business plan or does not remain in compliance with the covenants of the credit facility, the Company would need to raise additional funds in the near future in order to sustain operations by selling equity or taking other actions to conserve its cash position, which could include selling of certain assets and incurring additional indebtedness, subject to the restrictions in the preferred stock financing with the Investors. Such actions would likely require the consent of the Investors, and there can be no assurance that such consent would be given. Furthermore, there can be no assurance that the Company will be able to raise such funds if they are required.

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Consolidation

        The consolidated financial statements include the accounts of Satcon and its wholly-owned subsidiaries (Satcon Applied Technology, Inc. and Satcon Power Systems Canada, Ltd., and its discontinued operating divisions Satcon Electronics, Inc. and Satcon Power Systems, Inc.). All intercompany accounts and transactions have been eliminated in consolidation.

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

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

        The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of December 31, 2008 and 2007, the Company has accrued approximately $1.1 million and $1.3 million, respectively, for anticipated contract losses on commercial contracts.

        Cost of product revenue includes materials, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in cost of research and development and other revenue.

        Deferred revenue consists of payments received from customers in advance of services performed, product shipped, or installation completed. Deferred revenue also consists of cash received for extended product warranties.

Unbilled Contract Costs and Fees and Funded Research and Development Costs in Excess of Billings

        Unbilled contract costs and fees represent revenue recognized in excess of amounts billed due to contractual provisions or deferred costs that have not been recognized as revenue or billed to the customer.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

Cash and Cash Equivalents

        Cash and cash equivalents include demand deposits, overnight repurchase agreements with Silicon Valley Bank and highly-liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At December 31, 2008 and 2007, the Company has restricted cash as indicated in the table below. In addition, at December 31, 2007, the Company had overnight repurchase agreements with Silicon Valley Bank of $1,763,502. There were no overnight repurchase agreements outstanding at December 31, 2008.

	December 31,
Restricted Cash	2008	2007
Security deposits	$34,000	$34,000
Certificates of deposit	50,000	50,000

Total restricted cash	$84,000	$84,000

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

Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the asset's estimated useful life. The estimated useful lives of property and equipment are as follows:

Estimated Lives
Machinery and equipment	2-10 years
Furniture and fixtures	7-10 years
Computer software	3 years
Leasehold improvements	Lesser of the remaining life of the lease or the useful life of the improvement

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

        When assets are retired or otherwise disposed of, the cost and related depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operating expenses.

Long-Lived Assets

        The Company has adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement requires that long-lived assets be reviewed for possible impairment, if certain conditions exist, with impaired assets written down to fair value.

        The Company determine the fair value of certain of the long-lived assets based on a discounted cash flow income approach. The income approach indicates the fair value of a long-lived assets based on the discounted value of the cash flows that the long-lived asset can be expected to generate in the future over the life of the long-lived asset. This analysis is based upon projections prepared by management. These projections represent management's best estimate of future results. In making these projections, the Company considered the markets the Company is addressing, the competitive environment and the Company's advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. In addition, the Company performs a macro assessment of the overall likelihood that the Company would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows.

Goodwill and Other Intangible Assets

        The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This statement affects the Company's treatment of goodwill and other intangible assets. The statement requires that goodwill be reviewed for possible impairment and that impairment tests be periodically repeated (at least annually), with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods.

        The Company performs a goodwill impairment test as of the beginning of its fiscal fourth quarter, as required by SFAS No. 142 on an annual basis. The Company determines the fair value of each of the reporting units based on a discounted cash flow income approach.

        Goodwill by reporting segment consists of the following:

	December 31,
Reporting Unit	2008	2007
Applied Technology	$123,714	$123,714

	$123,714	$123,714

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

        The Company performed its annual goodwill impairment test as of the beginning of its fiscal fourth quarter 2008. The Company determined the fair value of the Applied Technology unit based on a discounted cash flow income approach. Based on the results of the first step of the annual goodwill impairment test, the Company determined that the fair value of this reporting unit exceeded the carrying amount and, therefore, no goodwill impairment existed as of December 31, 2008. As a result, the second step of the annual goodwill impairment test was not required. The Company will continue to perform a goodwill impairment test on the Applied Technology reporting unit on an annual basis and on an interim basis, if certain conditions exist.

        The Company has determined that all of its intangible assets have finite lives and, therefore, the Company has continued to amortize its intangible assets. The Company recorded expense related to the amortization of its intangible assets for the periods presented below as follows:

	Year Ended December 31,
	2008	2007
Amortization expense	$395,289	$394,288

        Intangible assets consist of the following:

			As of December 31, 2008			As of December 31, 2007
Reporting Unit	Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Applied Technology	Patents	10	$744,780	$620,343	$124,437	$744,780	$540,343	$204,437
Applied Technology	Completed Technology	10	3,142,882	2,868,793	274,089	3,142,882	2,554,505	588,377
Applied Technology	Favorable Lease	5	36,999	36,999	0	36,999	36,074	925

			$3,924,661	$3,526,135	$398,526	$3,924,661	$3,130,922	$793,739

        The estimated remaining amortization expense for each of the five succeeding years:

Fiscal Years ended December 31,
2009	354,090
2010	44,436
2011	—
2012	—
2013	—
Thereafter	—

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

Foreign Currency Translation

        The functional currency of the Company's foreign subsidiary is its local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders' equity (deficit) including the long-term portion of intercompany advances is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive income (loss). Foreign currency gains and losses were approximately income of $0.7 million for the year ended December 31, 2008 and charge of approximately $0.4 million for the year ended December 31, 2007. All foreign currency transaction gains and losses are recorded as a component of other income (expense) and all periods presented have been adjusted to reflect this classification.

Use of Estimates

        The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period reported. Management believes the most significant estimates include the net realizable value of accounts receivable and inventory, warranty provisions, the recoverability of long-lived assets and intangible assets, the accrued contract losses on fixed-price contracts, the recoverability of deferred tax assets and the fair value of equity and financial instruments. Actual results could differ from these estimates.

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

        The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not recognize any change in the liability for unrecognized tax benefits as a result of the adoption.

        As of December 31, 2008, the Company had federal and state net operating losses ("NOL") carry forwards and federal and state R&D credit carry forwards, which may be available to offset future federal and state income tax liabilities which expire at various dates through 2029. Utilization of the NOL and R&D credit carry forwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a rolling three-year period. Since the Company's formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company's formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If the Company has experienced a change of control at any time since Company formation, utilization of its NOL or R&D credit carry forwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carry forwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. The Company does not expect to have any taxable income for the foreseeable future. The Company has a full valuation allowance against the net operating losses and credits.

        The tax years 2005 through 2007 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they are or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying financial statements. The Company would record any such interest and penalties as a component of interest expense. The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date.

Accounting for Stock-based Compensation

        The Company has several stock-based employee compensation plans. On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R ("SFAS 123R") Accounting for Stock-based Compensation, using the modified prospective method, which results in the provisions of

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). At the time of adoption the Company had no unvested outstanding options. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. Previously, the Company had followed Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements.

        On March 29, 2005, the SEC issued SAB 107 which expresses the view of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations concerning the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under shares-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. The Company has accounted for its stock option grants in compliance with SAB 107 and Staff Accounting Bulletin No. 110, Year-End Help for Expensing Employee Stock Option (SAB No. 110).

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

        The Company uses historical volatility as it believes it is more reflective of market conditions and a better indicator of volatility. The Company uses the simplified calculation of expected life described in SAB No. 107 and SAB No. 110. If the Company determines that another method used to estimate expected volatility is more reasonable than the Company's current methods, or if another method for calculating these input assumptions is prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant.

        The Company recognized the full impact of its share-based payment plans in the consolidated financial statements for the year ended December 31, 2008 and 2007 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

capitalization were not material. The following table presents share-based compensation expense included in the Company's consolidated statement of operations:

	Year Ended December 31,
	2008	2007
Cost of product revenue	$96,249	$97,664
Funded research and development and other revenue expense	109,095	120,248
Un-funded research and development and other revenue expenses	158,341	60,779
Selling, general and administrative expenses	1,973,667	729,331

Share based compensation expense from continuing operations before tax	$2,337,352	$1,008,022
Share based compensation expense from discontinued operations	27,090	104,077

Total share based compensation expense before tax	$2,364,442	$1,112,099
Income tax benefit	—	—

Net share-based compensation expense	$2,364,442	$1,112,099

        Compensation expense associated with the granting of stock options to employees is being recognized on a straight line basis over the service period of the option. In instances where the actual compensation expense would be greater than that calculated using the straight line method, the actual compensation expense is recorded in that period.

        At December 31, 2008 approximately $8.3 million in unrecognized compensation expense remains to be recognized in future periods. The table below summaries the recognition of the deferred compensation expense associated with employee stock options over the next five years as follows:

Calendar Years Ending December 31,	Non Cash Stock-Based Compensation Expense
2009	$2,553,851
2010	$2,430,282
2011	$2,339,895
2012	$905,167
2013	$21,315

Total	$8,250,510

        During the year ended December 31, 2008, the Company accelerated unvested options for two of its senior executives in connection with their departures. In addition, the Company extended the time to exercise these options, normally ninety days, to two years from the date of their respective last days of employment. As a result, the Company recorded a non-cash restructuring charge of approximately $0.3 million, of which approximately $0.1 million related to the acceleration of unvested options and

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

$0.2 million related to the extension of time to exercise these options. The Company valued these changes using the Black-Scholes option pricing model.

        The weighted-average grant-date fair value of options granted during the year ended December 31, 2008 and 2007 were $2.03 and $1.39, respectively, per option. The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

Year Ended December 31,
Assumptions:	2008	2007
Expected life	5.0 years to 6.25 years(1)	5.0 years to 6.25 years(1)
Expected volatility ranging from	80.0%—89.5%(2)	81.9%—89.9%(2)
Dividends	none	None
Risk-free interest rate	2.70%—3.38%(3)	3.23%—4.83%(3)

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

Net Loss per Basic and Diluted Common Share

        The Company reports net loss per basic and diluted common share in accordance with SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, except when the effect would be anti-dilutive. See Note R, Loss Per Share, for more information related to options, warrants, convertible Preferred Stock and Convertible Notes which would be considered anti-dilutive.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

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

        The Company's trade accounts receivable and unbilled contract costs and fees are primarily from sales to U.S. government agencies and commercial customers. The Company does not require collateral and has not historically experienced significant credit losses related to receivables, letters of credit or unbilled contract costs and fees from individual customers or groups of customers in any particular industry or geographic area.

        Significant customers are defined as those customers that account for 10% or more of total net revenue in a fiscal year or 10% or more of accounts receivable and unbilled contract costs and fees at the end of a fiscal period. For the year ended December 31, 2008, there were two customers that were deemed significant with regards to revenue and accounts receivable. For the year ended December 31, 2007, there was one customer that was deemed significant with regards to revenue. For the year ended December 31, 2008, these customers accounted for approximately 25%, or approximately $15.4 million, of revenue. At December 31, 2008, both customers had a balance greater than 10%, or approximately $3.3 million, of the Company's outstanding gross accounts receivable. For the year ended December 31, 2007, two customers accounted for approximately 26%, or approximately $11.1 million, of revenue. At December 31, 2007, three customers had a balance greater than 10%, or approximately $4.4 million, of the Company's outstanding gross accounts receivable.

Research and Development Costs

        The Company expenses research and development costs as incurred. Cost of research and development and other revenue includes costs incurred in connection with both funded research and development and other revenue arrangements and unfunded research and development activities.

Comprehensive Income (Loss)

        Comprehensive income (loss) includes net loss and foreign currency translation adjustments.

Fair Value of Financial Instruments

        The Company's financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable, debt instruments and convertible notes. The estimated fair values of these financial instruments approximate their carrying values at December 31, 2008 and 2007. The estimated fair values have been determined through information obtained from market sources and management estimates. The Company's warrant liability is recorded at fair value. See "Fair Value Measurement" section below.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

Fair Value Measurements

        Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        The adoption of this statement did not have a material impact on the Company's consolidated results of operations and financial condition.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

        Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2008 are as follows:

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets
Money market funds(2)	$4,243,989	$4,243,989	$—	$—

Total Assets	$4,243,989	$4,243,989	$—	$—

Liabilities
Long-term warrant liability(1)	$2,407,438	$—	$2,407,438	$—

Total Liabilities	$2,407,438	$—	$2,407,438	$—

(1)
Within the Company's Level 2 financial assets, which consists of long term investor warrant liabilities comprised of the Warrant As, Warrant Cs and the placement agent warrants. the Warrant As and Warrant Cs are being fair valued utilizing a binomial lattice model and the placement agent warrants are being fair valued using the Black-Scholes option pricing model. (see Note G. Convertible Debt Instruments and Warrant Liabilities-Valuation—Methodology and Significant Assumptions).

(2)
Included as a component of cash and cash equivalents on accompanying consolidated balance sheets.

Convertible Debt Instruments and Warrant Liabilities

        The Company accounted for its senior secured convertible notes (the "Convertible Notes"), which were paid off on November 7, 2007, and continues to account for the associated warrants in accordance with SFAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 155). The Convertible Notes included features that qualified as embedded derivatives, such as (i) the holders' conversion option, (ii) the Company's option to settle the Convertible Notes at the scheduled dates in cash or shares of its common stock, and (iii) premiums and penalties the Company would be liable to pay in the event of default. As permitted under SFAS 155, the Company has irrevocably elected, as of January 1, 2007, to measure the Convertible Notes and embedded derivatives in their entirety at fair value with changes in fair value recognized as either a gain or loss.

        The Company recorded interest expense under the Convertible Notes based on the greater of (i) 7% or (ii) the six-month LIBOR in effect at the time plus 350 basis points, as well as the amortization of the debt discount, which the Company computed using the effective interest method. The debt discount represented the difference between the Company's gross proceeds from the sale of the Convertible Notes in July 2006 of $12.0 million and the fair value of the convertible debt upon

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

issuance, after separately valuing the investor warrants, the placement agent warrants and the Convertible Notes on a relative fair value basis. By amortizing the debt discount to interest expense, rather than recognizing it as a change in fair value of the convertible debt instrument and warrants, which is a separate line item in the Company's statement of operations, the Company believes its interest expense line item more appropriately reflects the cost of the debt associated with the Convertible Notes.

        The Company determined the fair values of the Convertible Notes, investor warrants and placement agent warrants using valuation models it considers to be appropriate. The Company's stock price has the most significant influence on the fair value of its Convertible Notes and related warrants. An increase in the Company's common stock price would cause the fair values of both the Convertible Notes and warrants to increase, because the conversion and exercise prices, respectively, of such instruments are fixed at $1.65 and $1.815 per share, respectively, and result in a charge to our statement of operations. A decrease in the Company's stock price would likewise cause the fair value of the Convertible Notes and the warrants to decrease and result in a credit to our statement of operations. If the price of the Company's common stock were to have declined significantly, however, the decrease in the fair value of the Convertible Notes would have been limited by the instrument's debt characteristics. Under such circumstances, the Company's estimated cost of capital would have become another significant variable affecting the fair value of the Convertible Notes.

Redeemable Convertible Series B Preferred Stock

        The Company accounts for its Series B Preferred Stock and associated warrants in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series B Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities. The Company determined the initial value of the Series B Preferred Stock and investor warrants using valuation models it considers to be appropriate. The Series B Preferred Stock is classified within the liability section of the Company's balance sheet. To the extent that the Series B Preferred Stock is subject to a remeasurement event under EITF Topic D-98, Classification and Measurement of Redeemable Securities, or is otherwise modified, the Series B Preferred Stock will be reclassified to temporary equity.

Redeemable Convertible Series C Preferred Stock

        The Company accounts for its Convertible Series C Preferred Stock (the "Series C Preferred Stock"), and associated warrants in accordance with in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series C Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities and in accordance with EITF Topic D-98, classifying the Series C Preferred Stock as temporary equity on the balance sheet between the captions for liabilities and permanent shareholder's equity. The Company determined the initial value of the Series C Preferred Stock and investor warrants using valuation models it considers to be appropriate. The Company is using the effective interest method to accrete the carrying value of the Series C Preferred

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

stock through the earliest possible redemption date (November 8, 2011), at which time the value of the Series C Preferred Stock would be $30.0 million or 120% of its face value.

Reclassifications

        Certain prior-year balances have been reclassified to conform to current-year presentations. The Company reclassified the effects of foreign currency translation, of which a portion was previously accounted for in cost of sales, to other income (expense) in its statement of operations for the year ended December 31, 2007. The effect of the reclassification was approximately $0.4 million of translation related gains being accounted for in other income for the period ended December 31, 2007.

D. DISCONTINUED OPERATIONS

        On September 26, 2008, the Company sold its Electronics and Power Systems US business segments to two unrelated companies, for approximately $5.6 million in cash and $0.5 million in non-cash consideration consisting of the accounts receivable balance for the Power Systems US division. Prior to the sale, each of these divisions were reported by the Company as its own operating segment. Operations associated with these discontinued segments have been classified as loss from discontinued operations in the accompanying consolidated statements of operations, and cash flows associated with these segments are included in cash flows from discontinued operations in the consolidated statements of cash flows.

        Net sales from discontinued operations were $13.3 million and $14.5 million for the year ended December 31, 2008 and December 31, 2007, respectively. Loss from discontinued operations was $1.1 million and $1.1 million for the year ended December 31, 2008 and December 31, 2007, respectively. Net sales and net loss from discontinued operations is broken out by division as follows:

	Year Ended
Division	December 31, 2008	December 31, 2007
Electronics
Net Sales	$8,250,768	$9,581,788
Net Loss	$(1,094,326)	$(500,370)
Power Systems, US
Net Sales	$5,021,022	$4,962,172
Net Loss	$(40,406)	$(632,833)
Discontinued Operations
Total Net Sales	$13,271,790	$14,543,960
Total Net Loss	$(1,134,732)	$(1,133,203)

        In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations, the Company has not allocated interest to discontinued operations. The Company has also eliminated all intercompany activity associated with discontinued operations.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

D. DISCONTINUED OPERATIONS (Continued)

        The net assets of the Electronics and Power Systems US divisions at December 31, 2008 and December 31, 2007 consisted of the following, which have been reclassified in the accompanying consolidated balance sheet:

	December 31, 2008	December 31, 2007
Accounts receivable, net	$—	$1,930,182
Inventory	—	$3,383,223
Prepaid expenses	—	$71,007

Current assets of discontinued operations	$—	$5,384,412

Property and equipment, net	—	$1,294,198
Goodwill other long-term assets	—	$636,568

Non-current assets of discontinued operations	$—	$1,930,766

Accounts payable	—	$1,521,748
Deferred revenue	—	$430,642
Accrued payroll and related expenses	—	$42,075
Other current liabilities	—	$271,726

Current liabilities of discontinued operations	$—	$2,266,191

Long-term Liabilities of discontinued operations	$—	$63,825

        The sale of the Electronics and Power Systems US divisions resulted in a gain on sale of discontinued operations for the year ended December 31, 2008 as follows:

	Electronics	Power Systems, US	Total
Net current assets sold	$3,417,632	$404,474	$3,822,106
Long-term assets sold	1,120,176	45,556	1,165,732

Total net assets sold	$4,537,808	$450,030	$4,987,838

Consideration, net	$4,994,137	$267,744	$5,261,881

Gain (loss) on sale of discontinued operations	$456,329	$(182,286)	$274,043

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

E. INVENTORY

        Inventory includes material, labor and overhead and consisted of the following:

	December 31,
	2008	2007
Raw material	$4,920,780	$3,503,057
Work-in-process	6,182,835	8,765,015
Finished goods	353,917	1,539,129

	$11,457,532	$13,807,201

        The provision for excess and obsolete inventory, from continuing operations, net of usage, for the years ended December 31, 2008 and 2007 was $360,035 and $206,780, respectively.

F. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

	December 31,
	2008	2007
Machinery and equipment	$5,795,744	$5,240,624
Furniture and fixtures	371,262	347,435
Computer software	823,662	803,499
Leasehold improvements	986,592	748,597

	7,977,260	7,140,155
Less: accumulated depreciation and amortization	(6,012,292)	(5,374,702)

	$1,964,968	$1,765,453

        Depreciation and amortization expense from continuing operations relating to property and equipment for the years ended December 31, 2008 and 2007 was $0.9 million and $0.5 million, respectively.

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

G. CONVERTIBLE DEBT INSTRUMENTS AND WARRANT LIABILITIES (Continued)

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

  Securities Purchase Agreement

        As noted above, the Purchase Agreement provided for the issuance and sale to the Purchasers of the Convertible Notes, the Warrant As and the Warrant Bs for an aggregate purchase price of $12,000,000. Other significant provisions of the Purchase Agreement include:

  •
  the requirement that the Company pay off all amounts outstanding under our previous credit facility with Silicon Valley Bank;

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

G. CONVERTIBLE DEBT INSTRUMENTS AND WARRANT LIABILITIES (Continued)

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

G. CONVERTIBLE DEBT INSTRUMENTS AND WARRANT LIABILITIES (Continued)

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

G. CONVERTIBLE DEBT INSTRUMENTS AND WARRANT LIABILITIES (Continued)

Notes and 5,391 shares of common stock related to the accrued interest due through the date of conversion as a result of the Convertible Note holders' conversions.

        As noted above, on November 7, 2007, the remaining balance of the Convertible Notes was retired by cash redemption.

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

        For so long as any Warrant As remain outstanding, we may not issue any common stock or common stock equivalents at a price per share less than $1.65. In the event of a breach of this provision, the holders may elect to require us to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A. As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note I below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right. During the fourth quarter of fiscal 2007, the Company paid approximately $1.4 million to redeem Warrant As representing 1,242,426 shares of common stock. During the first quarter of fiscal 2008, the Company paid approximately $0.4 million to redeem Warrant As representing 303,031 shares of common stock. (See table below for assumptions used in valuing the warrants redeemed). As of December 31, 2008, Warrant As to purchase 2,090,911 shares of common stock were outstanding.

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

G. CONVERTIBLE DEBT INSTRUMENTS AND WARRANT LIABILITIES (Continued)

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

        For so long as any Warrant Cs remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant Cs for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant C. As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note I below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right. During the fourth quarter of fiscal 2007, the Company paid approximately $0.7 million to redeem Warrant Cs representing 621,215 shares of common stock. During the quarter ended March 29, 2008, the Company paid approximately $0.2 million to redeem Warrant Cs representing 151,516 shares of common stock. (See table below for assumptions used in valuing the warrants redeemed). As of December 31, 2008, Warrant Cs to purchase 1,045,456 shares of common stock were outstanding.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

G. CONVERTIBLE DEBT INSTRUMENTS AND WARRANT LIABILITIES (Continued)

        The table below summarizes Black-Scholes option pricing model range of assumptions that were used in valuing the warrants redeemed for both the Warrant As and Warrant Cs.

Assumptions:	Warrant As	Warrant Cs
Expected life	5.68 years to 5.69 years	6.67 years to 6.68 years
Expected volatility ranging from	83.0%	85.0%
Dividends	none	none
Risk-free interest rate	3.75%–3.84%	3.85%–3.93%

        If following the later of (i) the effective date of the Registration Statement and (ii) the six month anniversary of the issuance date, the volume weighted average price per share of the Company's common stock for any 20 consecutive trading days exceeds 200% of the exercise price, then, if certain conditions are satisfied, including the Equity Conditions, the Company may require the holders of the Warrant Cs to exercise up to 50% of the unexercised portions of such warrants. If following the 24 month anniversary of the issuance date, the volume weighted average price per share of our common stock for any 20 consecutive trading days exceeds 300% of the exercise price, then, if certain equity conditions are satisfied, the Company may require the holders of the Warrant Cs to exercise all or any part of the unexercised portions of such warrants.

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

Accounting for the Convertible Debt Instrument and Warrants

        The Company determined that the Convertible Notes constituted a hybrid instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The Company identified all of the derivatives associated with the July 19, 2006 financing, and concluded that two of the derivatives could not be reliably measured nor reliably associated with another derivative that could be reliably measured. As such, the Company valued these derivatives as a single hybrid contract together with the Convertible Notes. The contract was remeasured at each period at the fair value with the changes in fair value recognized in the statement of operations until settlement of the Convertible Notes. As permitted under SFAS 155, the Company irrevocably elected, as of January 1, 2007, to continue to measure the Convertible Notes and embedded derivatives in their entirety at fair value with changes in fair value recognized as either gain or loss. The Company determined that this election had no impact on the accounting for the Convertible Notes.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

G. CONVERTIBLE DEBT INSTRUMENTS AND WARRANT LIABILITIES (Continued)

        Upon issuance, the Warrant As, Warrant Bs and Warrant Cs, along with the Placement Agent Warrants (together the "Warrants"), did not meet the requirements for equity classification set forth in EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock, because such warrants (a) must be settled in registered shares, (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares and (c) there is a cash-out election using a Black-Scholes valuation under various circumstances. Therefore these Warrants are required to be accounted for as freestanding derivative instruments pursuant to the provisions of SFAS 133. Changes in fair value are recognized as either a gain or loss in the statement of operations under the caption "change in fair value of Notes and warrants." In addition, prior to their exercise by the holders, the Warrant Bs had been classified as a current liability on the balance sheet as they are outstanding for less than one year.

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

        Upon issuance, the Company allocated $2.7 million of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $4.9 million and a charge to other expense of $2.2 million. As of December 31, 2008 and 2007, the remaining outstanding Warrants have been marked to fair value resulting in a derivative liability of $2.4 million and $3.2 million, respectively. The credit to Change in Fair Value of Convertible Notes and Warrants, related to the Warrants, for the year ended December 31, 2008 and 2007 was $0.3 million and $0.6 million ($1.5 million and $ (0.9) million, including warrant modification, discussed above), respectively. The transaction costs were immediately expensed as part of the fair value adjustment.

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

G. CONVERTIBLE DEBT INSTRUMENTS AND WARRANT LIABILITIES (Continued)

        A summary of the changes in the fair value of the Convertible Notes and the Warrants:

	Fair Value of Notes	Fair Value of Warrant Liabilities	Total
Balance December 31, 2006	$12,740,482	$2,920,553	$15,661,035
Amortization of debt discount	2,115,442	—	2,115,442
Fair value adjustment(4)	(1,044,185)	(1,451,903)	(2,496,088)
Redemptions:
—Cash(2)	(8,057,852)	—	(8,057,852)
—Cash paid related to pre-payment premium of 20%(2)	(1,419,440)	—	(1,419,440)
—Stock(1)	(3,809,447)	—	(3,809,447)
Note holder conversion @ $1.65 per share	(525,000)	—	(525,000)
Modification charge of Warrant Bs(4)	—	872,728	872,728
Exercise of Warrant Bs and reclassification to equity	—	(872,728)	(872,728)
Charge related to the initial issuance of Warrant Cs(4)	—	1,775,666	1,775,666
Change in fair value of redeemed Warrant As and Cs at redemption(3)(4)	—	2,099,958	2,099,958
Warrant Redemptions:
—Cash Paid for Warrant A redemption(3)	—	(1,363,622)	(1,363,622)
—Cash paid for Warrant C redemption(3)	—	(736,336)	(736,336)

Balance at December 31, 2007	$—	$3,244,316	$3,244,316

Fair value adjustment(4)	—	(836,878)	(836,878)
Change in fair value of redeemed Warrant As and Cs at redemption(3)(4)	—	572,250	572,250
Warrant Redemptions:
—Cash Paid for Warrant A redemption(3)	—	(387,591)	(387,591)
—Cash paid for Warrant C redemption(3)	—	(184,659)	(184,659)

Balance at December 31, 2008	$—	$2,407,438	$2,407,438

(1)
Includes a fair value adjustment of $365,217.

(2)
The Company satisfied the Convertible Notes in full on November 7, 2007. Pursuant to the terms of the Convertible Notes, the Company was required to pay a premium of 20% of the then outstanding balance of the Convertible Notes.

(3)
As a result of the Series C Preferred Stock financing, certain holders of both Warrant As (1,242,426) and Warrant Cs (621,215), through December 31, 2007, exercised their right of redemption, resulting in the Company paying to each redeeming warrant holder the Black-Scholes value of these warrants on the date of notification of redemption. During the year ended December 31, 2008, holders of both Warrant As (303,031) and Warrant Cs (151,516) exercised their right of redemption, resulting in the Company paying to each redeeming warrant holder the Black-Scholes value of these warrants on the date of notification of redemption.

(4)
Amounts included in change in fair value of Convertible Notes and warrants on consolidated statement of operations.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

G. CONVERTIBLE DEBT INSTRUMENTS AND WARRANT LIABILITIES (Continued)

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

G. CONVERTIBLE DEBT INSTRUMENTS AND WARRANT LIABILITIES (Continued)

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

•
A binomial lattice model was utilized to estimate the fair value of Warrant As on the dates in the corresponding table shown below, as well as the fair value of the Placement Agent Warrants on the dates in the corresponding table shown below and the Warrant Cs on the dates in the corresponding table shown below. In addition, a binomial lattice model was utilized to estimate the fair value of the Warrant Bs on the dates in the corresponding table shown below. The binomial model considers the key features of the Warrants, and is subject to the significant assumptions discussed below. First, a discrete simulation of the Company's stock price was conducted at each node and throughout the expected life of the instrument. Second, an analysis of the higher of a holding position (i.e., fair value of a future node value discounted using an applicable discount rate) or exercise position was conducted relative to each node, which considers the non-exercise period, until a final fair value of the instrument is concluded at the node representing the valuation date. This model requires the following key inputs with respect to the Company and/or instrument:

Warrant As
Input	Dec. 31, 2006	March 31, 2007	June 30, 2007	Sept. 29, 2007	Dec. 31, 2007	Mar. 29, 2008	June 28, 2008	Sept. 27, 2008	Dec. 31, 2008
Quoted Stock Price	$1.14	$1.30	$1.22	$1.14	$1.650	$1.84	$3.01	$2.10	$1.55
Exercise Price	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	6.55	6.31	6.06	5.80	5.60	5.30	5.10	4.80	4.60
Stock Volatility	91%	88%	86%	85%	83%	80%	80%	72%	73%
Risk-Free Rate	4.70%	4.57%	4.94	4.29%	3.53%	2.57%	3.37%	2.96%	1.44%
Dividend Rate	0%	0%	0%	0%	0%	0%	0%	0%	0%
Non-Exercise Period	Until 1/19/2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

G. CONVERTIBLE DEBT INSTRUMENTS AND WARRANT LIABILITIES (Continued)

Warrant Bs(1)
Input	Dec. 31, 2006	March 31, 2007	June 30, 2007	July 17, 2007
Quoted Stock Price	$1.14	$1.30	$1.22	$1.55
Conversion Price	$1.68	$1.68	$1.68	$1.68
Time to Maturity (in years)	0.67	0.42	0.17	0.17
Stock Volatility	72%	68%	40%	40%
Risk-Free Rate	5.06%	5.04%	4.56%	5.02%
Dividend Rate	0%	0%	0%	0%
Non-Exercise Period	Until 1/19/2007	N/A	N/A	N/A

(1)
The Warrant Bs were exercised in full on July 17, 2007.

Warrant Cs(1)
Input	July 17, 2007	Sept. 29, 2007	Dec. 31, 2007	Mar. 29, 2008	June 28, 2008	Sept. 27, 2008	Dec. 31, 2008
Quoted Stock Price	$1.55	$1.14	$1.650	$1.84	$3.01	$2.10	$1.55
Exercise Price	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	7.0	6.8	6.5	6.3	6.1	5.8	5.50
Stock Volatility	90%	87%	85%	85%	85%	80%	80%
Risk-Free Rate	5.02%	4.37%	3.64%	2.77%	3.50%	3.19%	1.63%
Dividend Rate	0%	0%	0%	0%	0%	0%	0%
Non-Exercise Period	Until 1/17/08	Until 1/17/08	Until 1/17/08	N/A	N/A	N/A	N/A

(1)
Warrant Cs were issued on July 17, 2007 upon the exercise of the Warrant Bs.

Placement Agent Warrants
Input	Dec. 31, 2006
Quoted Stock Price	$1.14
Conversion Price	$1.87
Time to Maturity (in years)	4.55
Stock Volatility	86%
Risk-Free Rate	4.71%
Dividend Rate	0%
Non-Exercise Period	Until 1/19/2007
  •
  A Black-Scholes option pricing model was utilized to estimate the fair value of Placement Agent Warrants on the dates in the corresponding table shown below. A change in method from the binomial to Black-Scholes was warranted because the warrants' non-exercise period ended prior

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

G. CONVERTIBLE DEBT INSTRUMENTS AND WARRANT LIABILITIES (Continued)

    to the valuation date and all required inputs were fixed. This model requires the following key inputs with respect to the Company and/or instrument:

Input	March 31, 2007	June 30, 2007	Dec. 31, 2007	March 29, 2008	June 28, 2008	Sept. 27, 2008	Dec. 31, 2008
Quoted Stock Price	$1.30	$1.22	$1.65	$1.84	$3.01	$2.10	$1.55
Exercise Price	$1.87	$1.87	$1.87	$1.87	$1.87	$1.87	$1.87
Time to Maturity (in years)	4.30	4.05	3.55	3.31	3.06	2.81	2.55
Stock Volatility	84%	82%	70%	70%	75%	75%	80%
Risk-Free Rate	4.54%	4.91	3.175%	1.91%	2.93%	2.33%	0.89%
Dividend Rate	0%	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Significant Assumptions:

  •
  Penalties upon an event of default and liquidated damages were fully reflected in the fair values of the Convertible Notes. These features are typical protective features in similar convertible instruments and accordingly were fully considered in the Company's market-based inputs for volatility, interest rates, and appropriate discount rates;

  •
  The Convertible Notes' Equity Conditions were assumed to have been met throughout the life of the instrument;

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

H. LINE OF CREDIT

        On February 26, 2008, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank"). Under the terms of the Loan Agreement, the Bank agreed to provide the Company with a credit line up to $10.0 million. The Company's obligations under the Loan Agreement are secured by substantially all of the assets of the Company and advances under the Loan Agreement are limited to 80% of eligible receivables and the lesser of 25% of the value of the Company's eligible inventory, as defined, or $1.0 million. Interest on outstanding borrowings accrues at a rate per annum equal to the Prime Rate plus one percent (1.0%) per annum, as defined, or the LIBOR Rate plus three and three quarter percent (3.75%) per annum. The Loan Agreement contains certain financial covenants relating to tangible net worth, as defined, which the Company must satisfy in order to borrow under the agreement. In addition the Company agreed to pay to the Bank a collateral monitoring fee of $750 per month and agreed to the following additional terms: (i) $50,000 commitment fee, $25,000 to be paid at signing of the Loan Agreement and $25,000 to be paid on the one year anniversary of the Loan Agreement; (ii) an unused line fee in the amount of 0.5% per annum of the average unused portion of the revolving line; and (iii) an early termination fee of 0.5% of the total credit line if the Company terminates the Loan Agreement prior to 12 months from the Loan Agreement's effective date. The Loan Agreement, if not sooner terminated in accordance with its terms, expires on February 25, 2010.

        On September 24, 2008, the Company entered into the Second Loan Modification Agreement with the Bank. The Second Loan Modification modified certain of the financial covenants related to the Loan Agreement. The Company paid legal fees of approximately $15,000 related to the Second Loan Modification Agreement. As of December 31, 2008, the Company had $3.0 million outstanding under the Loan Agreement and the Bank's prime rate was 5%. The rate used was the Bank's prime rate of 5% plus 1% or (6% at December 31, 2008). The Company was in compliance with its amended financial covenants related to this agreement as of December 31, 2008. As of December 31, 2008 the Company had availability of $7.4 million under the line of credit.

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK

Series B Convertible Preferred Stock

        On October 31, 2003, the Company completed a $7.7 million equity transaction involving the issuance of 1,535 shares of its Series B Convertible Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"), and warrants to purchase up to 1,228,000 shares of the Company's common stock, to accredited investors (the "October 2003 Financing Transaction"). In connection with the October 2003 Financing Transaction, the Company issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock is convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50. As of December 31, 2008 and 2007, the conversion price for the Series B Preferred Stock was $1.55, respectively. During 2008, 50 shares of Series B Preferred Stock were converted by their holder resulting in the Company issuing 161,290 shares of common stock. As of December 31, 2008 and December 31, 2007, 290 and 340 shares of Series B Preferred Stock were outstanding, respectively. As of December 31, 2008 and 2007, the liquidation preference of the remaining 290 and 340 shares of Series B Preferred Stock was $1,450,000 and $1,700,000, respectively, and these were convertible into 935,484 and 1,096,774 shares of common stock, respectively.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

Dividends on Series B Preferred Stock

        The shares of Series B Preferred Stock initially bore a cumulative dividend at a rate of 6% per annum; pursuant to its terms, this was increased to a rate of rate of 8% per annum on October 1, 2005. Dividends on the Series B Preferred Stock are payable semi-annually and, except in certain limited circumstances, may be paid by the Company, at its option, either through the issuance of shares of common stock or in cash. If the Company elects to pay the dividend in shares of common stock, the Company will issue a number of shares of common stock equal to the quotient of the dividend payment divided by the greater of 80% of the average closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the date the dividend is required to be paid, and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.55 (as of December 31, 2008 and 2007). The Company has paid all dividends in shares of common stock, in lieu of cash dividends. The table below details out the number of shares and the amount charged to interest expense during the respective periods:

Period	Shares Issued	$ Value of Dividend
Year ended December 31, 2007	70,045	$137,856
Year ended December 31, 2008	86,241	$133,666

        As part of the October 2003 Financing Transaction, the Company also issued warrants to purchase up to 1,228,000 shares of its common stock (See Note N). These warrants were exercisable for a five-year term and had an initial exercise price of $3.32 per share, which represented 110% of the average closing price of the common stock for the five trading days preceding October 31, 2003. The exercise price had been adjusted due to anti-dilution provisions to $2.93 per share. These warrants were immediately exercisable and would expire on October 31, 2008. As of December 31, 2008, none of these warrants remained outstanding. During 2008, warrants to purchase an aggregate of 1,116,000 shares of common stock, which were outstanding at December 31, 2007, expired unexercised.

        Burnham Hill Partners, LLC, a division of Pali Capital, Inc. ("BHP"), served as placement agent for this transaction. As part of its commission BHP, or its assigns, received warrants, with an exercise price of $0.01 per share, to purchase an aggregate of 150,430 shares of common stock. These warrants were immediately exercisable and would expire on October 31, 2008. The Company valued these warrants at $435,166, using the Black-Scholes option-pricing model and has treated this as a transaction cost. As of December 31, 2008, none of these warrants were outstanding as the remaining warrants to purchase an aggregate of 5,182 shares of common stock, which were outstanding as of December 31, 2007, expired unexercised.

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

Optional Conversion of Series B Preferred Stock

        The Series B Preferred Stock is convertible into common stock at any time at the option of the holder. Each outstanding share of Series B Preferred Stock is convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.55 (as of December 31, 2007 and 2008). The Series B Preferred Stock has anti-dilution protections which adjust the conversion price, in the event of the issuance of shares of common stock at a price less than the conversion price then in effect. If the Company issues equity securities for a per share price less than the conversion price of the Series B Preferred Stock, which was initially $2.50, the conversion price will be adjusted downwards using a weighted average calculation.

Mandatory Conversion of Series B Preferred Stock

        If certain conditions described below are met, each share of Series B Preferred Stock will be automatically converted into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.55 (as of December 31, 2008 and 2007). Mandatory conversion may only occur if the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market exceeds $5.00 (as adjusted for stock splits, stock dividends, combinations and similar transactions) for 20 consecutive trading days and either the registration statement governing the underlying shares of common stock is effective or the shares of common stock issuable upon conversion of the Series B Preferred Stock can be sold without restriction pursuant to Rule 144 of the Securities Act of 1933. The mandatory conversion date will be extended for so long as the following events have occurred and are continuing:

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

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

Failure to Convert

        If for any reason upon an optional or mandatory conversion the Company cannot issue shares of common stock which have been registered for resale pursuant to an effective registration statement, then the Company will be obligated to issue as many shares of common stock as its is able to issue. If the Company does not have enough shares of common stock to cover the conversion of all outstanding shares of Series B Preferred Stock, then with respect to the unconverted shares of Series B Preferred Stock (other than unconverted Series B Preferred Stock resulting from the restrictions described above under "Conversion Restrictions"), the holder will have the right to (i) void its conversion notice, (ii) require the Company to redeem the unconverted shares of Series B Preferred Stock at a price per share equal to $6,250 plus liquidated damages and any accrued but unpaid dividends or (iii) require the Company to issue shares of common stock that have not been registered pursuant to the Securities Act. If the holder elects redemption, the Company may pay the redemption price either in cash or in shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.55 (as of December 31, 2008 and 2007).

Redemption of Series B Preferred Stock

        The holders of Series B Preferred Stock are entitled to redeem their shares of Series B Preferred Stock immediately prior to the consolidation, merger or business combination of the Company with another entity (other than pursuant to a migratory merger effected solely for the purpose of changing the jurisdiction of incorporation of the Company or a consolidation, merger or other business combination in which holders of the Company's voting power immediately prior to the transaction continue after the transaction to hold, directly or indirectly, the voting power of the surviving entity or entities necessary to elect a majority of the members of the board of directors (or their equivalent if

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

other than a corporation) of such entity or entities), the sale or transfer of more than 50% of the Company's assets (other than inventory in the ordinary course of business) or the closing of a purchase, tender or exchange offer made to the holders of more than 50% of the outstanding common stock. In such an event, the redemption price per share will equal $6,250 plus any accrued but unpaid dividends and liquidated damages. The Company may pay the redemption price in either cash or shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.55 (as of December 31, 2008 and 2007).

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

        With respect to the events set forth in the first three bullet points above, the redemption price per share will equal $6,000 plus liquidated damages and any accrued but unpaid dividends. With respect to the event described in the fourth bullet point above, the redemption price per share will be the greater of (i) $6,000 plus liquidated damages and any accrued but unpaid dividends and (ii) the product of the number of shares of common stock issuable upon the relevant shares of Series B Preferred Stock multiplied by the highest closing price for the common stock during the period beginning on the date of first occurrence of the event and ending one day prior to the date of payment of the redemption price. If the effectiveness of the registration statement lapses, listing is suspended or the holders receive a notice that the Company will not or cannot comply with a conversion notice, the Company may choose to pay the redemption price in shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.55 (as of December 31, 2008 and 2007).

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

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

Accounting for the Series B Preferred Stock and Adjustments to the Conversion Price

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

        As a result of the issuance of shares of common stock in lieu of cash for the principal and interest payments due on the Convertible Notes (see Note G. Convertible Debt Instruments and Warrant Liabilities), the issuance of common stock to the landlord (see Note T. Restructuring Costs), conversion of a portion of the Convertible Notes by the note holders, the exercise of the Warrant Bs, the issuance of 749,999 shares of common stock to the note holders as an inducement and the closing of the private placement of Series C Preferred Stock and warrants in the fourth quarter of 2007, the Company recorded the following non-cash charges as interest expense in its Statement of Operations during the

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

year ended December 31, 2007 and adjusted the conversion price on the Series B Preferred Stock as follows:

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

(1)
After the adjustments made to the conversion price during the year ended December 31, 2007, the 340 outstanding shares of Series B Preferred Stock were convertible into 1,096,774 shares of common stock. There were no adjustments to the conversion price during the year ended December 31, 2008, although there were only 290 outstanding shares of Series B Preferred Stock as of that date.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

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

        This private placement occurred in two closings. The first closing occurred on November 8, 2007. At the first closing, the Company issued 10,000 shares of Series C Preferred Stock at $1,000 per share for an aggregate gross purchase price of $10.0 million. These shares are currently convertible into 9,615,384 shares of common stock. The Company also issued warrants to purchase an aggregate of 15,262,072 shares of common stock. These warrants are exercisable for a seven-year term and had an initial exercise price of $1.44 per share and were not exercisable until May 8, 2008. As a result of stockholder approval of the second closing and related matters on December 20, 2007, as described below, the exercise price of these warrants was reduced to $1.25 per share. The Company considered this a cancellation and reissuance of new warrants and accounted for the change in the fair value of the warrants in the allocation of net proceeds associated with the second closing and treated it as a deemed dividend to the Series C Preferred Stock holders. (See Accounting for the Series C Preferred Stock below).

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

        In the purchase agreement, the Company also agreed to issue the Investors additional warrants in the event that the holders of certain existing warrants (none of whom are affiliated with the Investors) exercise those warrants in the future. Upon such exercises, the Company will issue to the Investors additional warrants to purchase common stock equal to one-half of the number of shares of common stock issued upon exercise of these existing warrants. The exercise price of these warrants will be $1.66 per share (during 2008, prior to the issuance of any such warrants, the warrant holders agreed to change the exercise price to $1.66 per share from $1.25 per share). As of December 31, 2008, if all of the remaining existing warrants are exercised, the Company would need to issue warrants to purchase an additional 2,725,955 shares of common stock to the Investors. During the year ended December 31, 2008, existing warrants to purchase 271,151 shares of common stock were exercised resulting in the Company issuing 174,857 shares of common stock (some warrants were exercised on a "cashless" basis resulting in fewer shares being issued). As a result of these exercises the Company issued to the Investors warrants to purchase 87,484 shares of common stock. 77,379 of these warrants expire on June 28, 2015 and 10,105 of these warrants expire on September 27, 2015 and have an exercise price of $1.66 per share. On June 28, 2008 and September 27, 2008, the dates of issuance, the Company valued

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

these warrants using a Black-Scholes option pricing model with the assumptions detailed below. After valuing these warrants the Company allocated the calculated value to the relative fair value of each tranche of preferred stock. As a result, the Company recorded the allocated value of the warrant and the beneficial conversion feature of $252,000 ($232,000 and $20,000) in the aggregate to the second closing of the Series C Preferred Stock. The Company recorded a deemed dividend on the Series C Preferred Stock of $116,000 and $10,000 related to the beneficial conversion feature. See Accounting for the Series C Preferred Stock below.

Input	June 28, 2008	September 27, 2008
Quoted Stock Price	$3.01	$2.10
Exercise Price	$1.66	$1.66
Time to Maturity (in years)	7.00	7.00
Stock Volatility	84.65%	85.44%
Risk-Free Rate	3.5%	3.18%
Dividend Rate	0%	0%

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

        The re-pricing of the exercise price of the Tranche I warrants from $1.44 to $1.25, as described above, was treated as a cancellation of the original warrants issued on November 8, 2007 and a re-issuance of new warrants on December 20, 2007. The difference in fair value of the warrant was included in the allocation of net proceeds associated with the second closing of the Series C Preferred Stock on December 20, 2007. The Company treated this as a deemed dividend on the Series C Preferred Stock. The Company recorded a discount, including the re-pricing and beneficial conversion feature of $11,762,887 and recorded a deemed dividend of $11,947,881 to the holders of the Series C Preferred Stock, which included the initial allocation of the discount of $11,762,887 and $184,994 related to the accretion of the Series C Preferred Stock to its redemption value through the date that holders of the Series C Preferred Stock may first exercise their redemption right. The Company is using the effective interest method to accrete the carrying value of the Series C Preferred Stock through the earliest possible redemption date (November 8, 2011), at which time the value of the Series C Preferred Stock would be $30.0 million or 120% of its face value. The components of the carrying value of the Series C Preferred Stock from inception on November 8, 2007, the year ended December 31, 2007 and December 31, 2008, is as follows:

Total
Initial carrying value November 8, 2007	$1,228,210
Deemed dividend through December 31, 2007	11,762,887
Accretion of original issue discount to redemption value through December 31, 2007	184,994

Total	$13,176,091
Dividend through December 31, 2007	100,000

Balance at December 31, 2007	$13,276,091
Accretion of original issue discount to redemption value	2,848,502
Dividend(1)	1,250,000
Additional discount from issuance of warrants and beneficial conversion feature	(252,000)
Deemed dividend	126,000

Balance at December 31, 2008	$17,248,593

    (1)
    The Company recorded approximately $1.3 million during the year ended December 31, 2008, as a dividend on the Series C Preferred Stock. Dividends on the Series C Preferred Stock accrue at a rate of 5% per annum and are payable quarterly. The Company elected to add the dividend to the liquidation preference of the Series C Preferred Stock and it was recorded as a dividend to the holders of the Series C Preferred Stock.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

        In valuing the warrants associated with the Series C Preferred Stock the Company used the Black-Scholes option pricing model with the following range of assumptions:

Assumptions:	November 8, 2007	December 20, 2007
Expected life	4.0 years	5.2 years
Expected volatility	70%	70%
Dividends	none	none
Risk-free interest rate	3.64%	3.48%

        The Company has designated these warrants as equity instruments in accordance with EITF 00-19.

K. COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company leases its facilities under various operating leases that expire through October 2011.

        Future minimum annual rentals under lease agreements at December 31, 2008 are as follows:

Fiscal Year
2009	$825,323
2010	$344,713
2011	$224,712

Total	$1,394,748

        Total rental expense including operating expenses and real estate taxes for operating leases from continuing operations amounted to $1,285,623 and $1,125,624, for the years ended December 31, 2008 and 2007, respectively.

        Certain of the facility leases contain escalation clauses, and rental expense has been recognized on a straight-line basis over the remaining lease term. At December 31, 2008 and 2007 deferred rent expense amounted to approximately $0.1 million and $0.2 million, respectively.

Letters of Credit

        The Company utilizes a standby letter of credit to satisfy a security deposit requirement and in some instances to satisfy warranty commitments. Outstanding standby letters of credit as of December 31, 2008 and 2007 were $34,000, respectively. The Company is required to pledge cash as collateral on these outstanding letters of credit. As of December 31, 2008 and 2007, the cash pledged as collateral for these letters of credit was $34,000, respectively, and is included in restricted cash and cash equivalents on the balance sheet.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

K. COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements

        The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. As of December 31, 2008 the Company has either terminated or given notice to these employees. As a result, the Company charged approximately $0.5 million to restructuring during the year ended December 31, 2008. Approximately $0.3 million related to the employment contract of the former Chief Executive Officer which represents amounts due subsequent to March 1, 2009. The Former Chief Executive Officer will continue on as a director of the Company and will continue to provide services to the Company until March 1, 2009.

Litigation

        From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business.

        On May 9, 2008, Advanced Energy Industries, Inc. ("AE") filed a civil action in Colorado state court against the Company and its Chief Executive Officer, Charles S. Rhoades, seeking to enjoin Mr. Rhoades from employment by the Company based upon its claim that Mr. Rhoades was subject to a non-competition agreement with AE. On March 3, 2009, the parties agreed to settle this case. The settlement of the case will not have a material financial impact on the Company and Mr. Rhoades will be free to continue to serve as the Company's President and Chief Executive Officer.

        The Company is not aware of any other current or pending litigation in which the Company is or may be a party that it believes could materially adversely affect the results of operations or financial condition.

L. EMPLOYEE BENEFIT PLAN

        The Company offers a 401(k) Employee Benefit Plan (the "Plan"). Under the Plan, any regular employee of the Company or its wholly owned US subsidiaries, as defined by the Plan, who has attained the age of 21 years is eligible to participate. The Plan allows an employee to defer up to 100% of his or her compensation, as limited under IRC Section 402(g), through contributions to the Plan. Prior to January 1, 2009, the Company matched 100% in the Company's common stock up to the first 6% of an employee's pay that he or she contributed to the Plan. Participants were vested immediately in the matches of the Company common stock. The match contribution was determined and accrued in dollars and converted to shares of the Company's common stock using the share price of the last business day of each fiscal quarter. The stock was issued as soon as practical in the following period. The table below details out the Company's matching contributions made under the Plan, the number of shares of the Company's common stock issued under the Plan and the value of the common stock

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

L. EMPLOYEE BENEFIT PLAN (Continued)

issued by the Company as matching contributions to the Plan for the years ended December 31, 2008 and 2007, as follows:

	Matching Contribution $'s	Shares of Common Stock Issued	Value of Common Stock Issued $'s
Year ended December 31, 2007	$559,144	474,379	$567,161
Year ended December 31, 2008	$541,680	279,831	$578,232

        The value of the common stock issued as matching contributions was based on the closing price of the Company's common stock on the Nasdaq Stock Market for the last day of the fiscal quarter in which the contributions were earned. Shares of common stock were transferred the first practical day following the end of the quarter in which the shares were earned. As of January 1, 2009, the Company has elected to cease the matching in shares of its common stock. The Company will provide for a 3% match to be paid in cash to all eligible participants on a quarterly basis.

M. INCOME TAXES

        The provision for income taxes consists of the following:

	Year Ended December 31,
	2008	2007
Loss before income taxes:
Federal	$(10,975,184)	$(11,572,861)
Foreign	(2,229,636)	(5,992,916)

	$(13,204,820)	$(17,565,777)
Current payable:
Federal	$—	$—
State	—	—
Foreign	—	—

	$—	$—
Deferred income tax benefit / (provision)
Federal	$(1,557,838)	$(471,823)
Foreign	(486,986)	5,536,261
State	(954,656)	(511,877)

	$(2,999,480)	$4,552,561

Adjustment of beginning of period valuation allowance for deferred tax assets	$2,999,480	($4,552,561)

Income tax expense, net, reported in the accompanying statement of operations	$—	$—

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

M. INCOME TAXES (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2008 and 2007, the components of the net deferred tax assets/ (liabilities) are as follows:

	Year Ended December 31,
	2008	2007
Federal net operating loss carryforwards	$38,488,382	$36,632,951
Foreign net operating loss carryforwards	5,049,275	5,536,261
State net operating loss carryforwards, net of federal benefit	3,692,348	3,849,367
Tax credits	1,120,696	1,227,281
Depreciation and amortization	14,564	1,349,238
Other	557,479	3,327,126

Total	$48,922,744	$51,922,224
Valuation allowance	(48,922,744)	(51,922,224)

Net deferred income taxes	$—	$—

        As of December 31, 2008, the Company had U.S. federal and state net operating loss carry forwards of approximately $113.0 million and $56.9 million, respectively, which may be available to offset future federal and state income tax liabilities. The federal net operating loss carryforwards expire at various dates beginning in 2009 through 2029 and the state net operating loss carryforwards expire beginning in 2009 through 2029. The Company has foreign net operating loss carryforwards of approximately $14.8 million, which expire beginning in 2009 through 2019. The Company has federal and state tax credits of approximately $0.9 million and $0.2 million, respectively. The federal research and development credits begin to expire in 2009, and the state credits begin to expire in 2018.

        As required by SFAS No. 109, Accounting for Income Taxes, management has evaluated the positive and negative evidence bearing upon the realizability of the Company's deferred tax assets. Management has determined that it is more likely than not that the Company will not realize the benefits of federal deferred tax assets, and as a result, a full valuation allowance has been established.

        At December 31, 2008, $275,000 of federal and state net operating loss carryforwards relate to deductions for stock option compensation for which the associated tax benefit will be credited to additional paid-in capital when realized. This amount is tracked separately and not included in the Company's deferred tax assets. Of the changes in the valuation allowance described above for the period ended December 31, 2007, an immaterial amount relates to tax return deductions attributable to the exercise of non-qualifying stock options or disqualifying dispositions of incentive stock options, and are not benefited through income.

        In June 2006, the FASB published FASB Interpretation ("FIN") No. 48, "Accounting for Uncertain Tax Positions," or FIN No. 48. This interpretation seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

M. INCOME TAXES (Continued)

No. 48 requires that a tax position meet "a more likely than not" threshold for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. FIN No. 48 contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized and other matters. The Company has adopted the provisions of FIN No. 48 effective January 1, 2007.

        The Company had not recorded any adjustments upon adoption of FIN No. 48 and no amount has been reflected in the Company's financial statements related to FIN No. 48.

        The tax years 1994 through 2008 remain open to examination by major taxing jurisdictions to which the Company is subject to carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service ("IRS") or state tax authorities if they have or will be used in future periods. The open tax years for Canada are for the years ended September 30, 2004 through 2007.

        Under the Internal Revenue Code, certain substantial changes in the Company's ownership may result in an annual limitation on the amount of net operating loss and tax credit carryforwards, which may be utilized in future periods.

        The provision for income taxes differs from the federal statutory rate due to the following:

	Year Ended December 31,
	2008	2007
Federal and foreign tax at statutory rate	34.0%	34.0%
State taxes, net of federal benefit	6.5%	6.7%
Expired net operating loss carryforwards	(54.2)%	—%
Permanent items	(7.6)%	(13.7)%
Other	(1.4)%	(1.1)%
Change in valuation allowance	22.7%	(25.9)%

Effective tax rate	—%	—%

N. STOCKHOLDERS' EQUITY

        As of December 31, 2008, the Company has reserved 38,939,904 shares of common stock for issuance upon exercise of stock options and warrants, 10,967,276 shares for future issuances under its stock plans and 732,269 shares for future issuances as matching contributions under its 401(k) plan. The Company has also reserved 935,484 shares of common stock for issuance upon conversion of the outstanding Series B Preferred Stock, which can be converted at any time and 24,038,462 shares of common stock for the issuance upon conversion of the outstanding Series C Preferred Stock, which can be converted at any time. As of December 31, 2008, holders of warrants to purchase an aggregate of 25,350,932 shares of the Company's common stock may exercise. As of December 31, 2008 there are 25,350,932 warrants to purchase common stock outstanding and 10,147,996 options to purchase common stock outstanding.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

N. STOCKHOLDERS' EQUITY (Continued)

Stock Option Plans

        Under the Company's 1998, 1999, 2000, 2002 and 2005 Stock Option Plans (collectively, the "Plans"), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase shares of the Company's common stock. At December 31, 2008, 10,967,276 stock options are available for future grants under the Plans.

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

N. STOCKHOLDERS' EQUITY (Continued)

        The following table summarizes activity of the Company's stock plans since December 31, 2006:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	4,458,745	$3.73	6.71
Grants	1,228,500	$1.41
Exercises	(27,205)	$0.90
Cancellations	(449,666)	$3.08

Outstanding at December 31, 2007	5,210,374	$3.25	6.65
Grants	6,739,520	$2.03
Exercises	(891,168)	$1.66
Cancellations	(910,730)	$5.35

Outstanding at December 31, 2008	10,147,996	$2.39	8.09	$382,951

Exercisable at December 31, 2008	3,294,976	$3.22	5.53	$347,750

        Information related to stock options outstanding as of December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price
$0.41 to $1.49	1,497,452	7.77	$1.30	1,107,077	$1.24
$1.51 to $1.88	614,000	7.58	$1.66	374,000	$1.62
$1.90 to $1.90	4,846,020	9.29	$1.90	50,000	$1.90
$1.91 to $2.46	1,583,650	7.52	$2.27	626,650	$2.04
$2.50 to $9.25	1,454,874	5.93	$4.08	985,249	$4.77
$12.61 to $17.56	144,500	1.37	$16.76	144,500	$16.76
$17.75	7,500	1.86	$17.75	7,500	$17.75

$0.41 to $17.75	10,147,996	8.09	$2.39	3,294,976	$3.22

        Options for the purchase of 4,171,624 shares were exercisable at December 31, 2007 with a weighted average exercise price of $3.61 per share.

        As of December 31, 2008, there was approximately $8.3 million of total unrecognized costs related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of approximately 2.2 years, with approximately $2.5 million, $2.4 million, $2.3 million and $0.9 million being recognized in 2009, 2010, 2011 and 2012, respectively. Options to purchase 891,168 shares were exercised during the year ended December 31, 2008; these options had an intrinsic value of approximately $0.5 million on their date of exercise. Options to purchase 27,205 shares were exercised during the year ended December 31, 2007; these options had an intrinsic value of approximately $16,000 on their date of exercise.

        During 2000, the Company granted 216,000 non-qualified stock options to employees at an exercise price of $17.56 per share outside of the Board approved Plans. As of December 31, 2008 and 2007, there were 21,000 options outstanding, respectively, which are included in the above table.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

N. STOCKHOLDERS' EQUITY (Continued)

Warrants

        The table below summarizes the Company's warrants currently outstanding as of December 31, 2008 and activity from December 31, 2007:

		Original Warrant to Purchase Shares of Common Stock							Remaining Shares of Common Stock underlying the warrant
					2008 Activity
Date of Warrant Issuance	Holder of Warrant		Exercise Price $		Warrant Issued	Warrants Exercised or Redeemed		Warrants Expired		Term (Years)
February 18, 2003	H.C. Wainwright(3)	163,145	$0.01					(10,197)	—	5
February 18, 2003	H.C. Wainwright(3)	42,920	$0.01					(4,599)	—	5
February 18, 2003	H.C. Wainwright(3)	100,148	$0.01					(19,864)	—	5
October 31, 2003	Series B Preferred Investors(3)	1,228,000	$2.93					(1,116,000)	—	5
October 31, 2003	Burnham Hill Partners, LLC(3)	150,430	$0.01					(5,182)	—	5
December 12, 2004	Silicon Valley Bank(3)	16,164	$2.32					(16,164)	—	5
December 22, 2004	December 2004 Financing Investors	2,181,818	$2.00			(150,000)	(6)		804,546	5
March 21, 2005	Ardour Capital Investment, LLC(3)	50,000	$2.75					(50,000)	—	3
May 31, 2005	Silicon Valley Bank	151,515	$1.39						151,515	10
August 12, 2005	August 2005 Financing Investors	1,169,038	$1.99			(121,261)	(8)		1,047,777	5
August 12, 2005	Ardour Capital Investment, LLC	93,523	$1.84						93,523	5
July 19, 2006	Warrant A, July 2006 Private Placement	3,636,368	$1.82			(303,031)	(2)		2,090,911	7
July 19, 2006	Warrant B, July 2006 Private Placement	3,636,368	$1.68						—	0.5
July 19, 2006	First Albany Warrants	218,182	$1.87						218,182	5
July 17, 2007	Warrant C, July 2006 Private Placement	1,818,187	$1.82			(151,516)	(2)		1,045,456	7
November 8, 2007	Series C Preferred Warrants(4)	15,262,072	$1.25	(1)					15,262,072	7
December 20, 2007	Series C Preferred Warrants	4,449,467	$1.25						4,449,467	7
April 7, 2008	International Master Technologies(5)		$1.84		100,000				100,000	5
June 28, 2008	Series C Preferred Warrant(7)		$1.66		77,378				77,378	7
September 27, 2008	Series C Preferred Warrant(7)		$1.66		10,105				10,105	7

Total Warrants outstanding as of December 31, 2008									25,350,932

(1)
These warrants originally had an exercise price of $1.44. Upon the second closing of the Series C Preferred Stock financing on December 20, 2007, these warrants were repriced to $1.25.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

N. STOCKHOLDERS' EQUITY (Continued)

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
(6)
During 2008, warrants to purchase 150,000 shares of common stock were exercised on a "cashless" basis resulting in the Company issuing 53,706 shares of common stock.

(7)
As described above in Note I, the Company issued warrants to purchase 87,484 (77,379 and 10,105) shares of common stock at $1.66 per share to the Investors as a result of warrant exercises during the year ended December 31, 2008. These warrants are immediately exercisable and have a 7 year life.

(8)
During 2008, warrants to purchase 121,261 shares of common stock were exercised for shares of common stock. These warrants had an exercise price of $1.99 and the Company received $241,309 as a result of this warrant exercise.

        A summary of the status of the Company's warrants as of the year ended December 31, 2008 and 2007 and the changes for these periods are presented below. The actual common stock issued on warrants exercised in 2008 and 2007 is less than the table presented below due to cashless exercises of warrants in 2008. The actual common stock issued under warrant exercises for 2008 and 2007 was 174,967 and 0, respectively, and the Company received proceeds of $241,310 related to the 2008 exercises. The table below reflects the change in warrant price due to the anti-dilutive provisions of the

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

N. STOCKHOLDERS' EQUITY (Continued)

warrants issued in connection with the Series B Preferred Stock financing as a result of capital transactions since their issuance.

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Outstanding at beginning of year	27,111,262	$1.56	11,097,308	$1.91
Granted	187,483	1.76	21,529,726	1.30
Exercised	(271,261)	2.00	(5,500,009)	1.25
Canceled/Expired(1)	(1,676,552)	2.55	(15,763)	1.59

Outstanding at end of year	25,350,932	$1.39	27,111,262	$1.56

(1)
Includes 303,031 Warrant As and 151,516 Warrant Cs which were redeemed for cash; see footnote (2) to warrant table at December 31, 2008 above for more information.

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

P. SHORT-TERM NOTES

        On October 19, 2007, the Company entered into a Note Purchase Agreement with Rockport Capital Partners II, L.P. and NGP Energy Technology Partners, L.P. (the "Investors") to lend the Company up to $10.0 million to provide funds to repurchase the Convertible Notes, among other things. Pursuant to the Note Purchase Agreement, on November 7, 2007, the Investors purchased from the Company promissory notes (the "Short-Term Notes") in an aggregate principal amount of $10.0 million. The Short-Term Notes bore interest at 17% per annum. All unpaid principal, together with accrued but unpaid interest, was to be due and payable in full on February 19, 2008, unless prepaid earlier.

        On December 20, 2007, upon the second closing of the Series C Preferred Stock financing transaction, the Company paid $10.2 million to settle the outstanding amount on the Short-Term Notes along with accrued interest. Payment was made by offsetting the amounts otherwise owed by the Investors in the Series C Preferred Stock financing transaction.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

Q. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-Cash Investing and Financing Activities

	Year Ended December 31.
	2008	2007
Employee stock-based compensation(1)	$2,752,481	$1,122,099
Common Stock issued in lieu of interest on redeemable convertible Series B Preferred Stock	133,666	137,856
Common Stock issued in lieu of interest on Senior Secured Convertible Notes	—	518,165
Amortization of debt discount associated with the valuation of the July 19, 2006 Senior Secured Convertible Notes	—	2,115,442
Common stock issued related to 401(K) contributions	578,232	567,161
Conversion of Series B Preferred Stock for common stock	250,000	25,000
Common Stock issued to Note holders as incentive to accelerate pay off	—	914,999
Valuation adjustment to the redeemable convertible Series B Preferred Stock as a result of its anti-dilution provisions	—	529,479
Stock issued related to cancellation of Worcester Lease	—	$1,122,000
Conversion of Notes to Common Stock	—	$525,000
Issuance of Common Stock in lieu of principal payments on the Notes	—	$3,809,446
Accretion of redeemable convertible preferred stock discount and dividends	4,098,502	284,994
Issuance of warrants and beneficial conversion feature	252,000	21,855,510

    (1)
    Includes $27,089 and 104,077, related to discontinued operations for the year ended December 31, 2008 and 2007, respectively.

Interest and Income Taxes Paid

        Cash paid for interest and income taxes was as follows:

	Year Ended December 31,
	2008	2007
Interest	$199,126	$308,093
Income taxes	—	—

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

R. LOSS PER SHARE

        The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Year Ended
	December 31, 2008	December 31, 2007
Loss from continuing operations	$(12,344,131)	$(16,632,574)
Loss from discontinued operations	$(1,134,732)	$(1,133,203)
Gain on disposal of discontinued operations	$274,043	—
Accretion and dividends and deemed dividends on Series C Preferred Stock	$(4,224,502)	$(12,047,881)

Net loss attributable to common shareholders	$(17,429,322)	$(29,813,658)

Basic and diluted:
Common shares outstanding, beginning of period	49,803,979	40,105,073
Weighted average common shares issued during the period	880,585	5,328,175

Weighted average shares outstanding—basic and diluted	50,684,564	45,433,248

Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.33)	$(0.64)
From loss on discontinued operations	$(0.02)	$(0.02)
From gain on sale of discontinued operations	$0.01	—

Net loss per weighted average share, basic and diluted	$(0.34)	$(0.66)

        As of the year ended December 31, 2008 and 2007, shares of common stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive. In addition, shares of common stock issuable upon the conversion of Series B Preferred Stock and Series C Preferred Stock were excluded from the diluted weighted average common shares outstanding as their effect would also have been anti-dilutive. The Company reports net loss per basic and diluted common share in accordance with SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, except when the effect would be anti-dilutive.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

R. LOSS PER SHARE (Continued)

        The table below summarizes the option and warrants and convertible preferred stock that were excluded from the calculation above due to their effect being antidilutive:

	Year Ended December 31,
	2008	2007
Common Stock issuable upon the exercise of:
Options	10,147,996	5,210,374
Warrants	25,350,932	27,111,262

Total Options and Warrants excluded	35,498,928	32,321,636

Common Stock issuable upon the conversion of redeemable convertible Series B Preferred Stock	935,484	1,096,774
Common Stock issuable upon the conversion of redeemable convertible Series C Preferred Stock	25,336,538	24,134,615

        The table below details out shares of common stock underlying securities for which the securities would have been considered dilutive at December 31, 2008 and December 31, 2007 had the Company not been in a loss position:

	# of Underlying Common Shares
	December 31, 2008	December 31, 2007
Employee stock options	1,179,827	1,492,745
Warrants to purchase common stock	19,863,054	4,640,824
Series B Convertible Preferred Stock	935,484	1,096,774
Series C Convertible Preferred Stock	25,336,538	24,134,615

Total	47,314,903	31,364,958

S. SEGMENT DISCLOSURES

        The Company's organizational structure is based on strategic business units that perform services and offer various products to the principal markets in which the Company's products are sold. These business units equate to two reportable segments: Applied Technology and Renewable Energy Solutions. Applied Technology is run through the Company's subsidiary, Satcon Applied Technology, Inc., and Renewable Energy Solutions is run through the Company's subsidiary, Satcon Power Systems, Canada, Ltd. The summary of continuing operations by operating segment below has been adjusted due to the sale of the Power Systems US and Electronics divisions, each of which was previously reported as its own reportable segment, and no longer reflects the information for either or these two segments.

        Applied Technology performs research and development services in collaboration with third parties. Renewable Energy Solutions specializes in the engineering and manufacturing of power systems. The Company's principal operations and markets are located in the United States.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

S. SEGMENT DISCLOSURES (Continued)

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

        The following is a summary of the Company's continuing operations by operating segment:

	Year Ended December 31,
	2008	2007
Applied Technology:
Funded research and development and other revenue	$8,228,769	$8,994,582

Loss from operations	$(1,459,831)	$(393,672)

Renewable Energy Solutions:
Product revenue	$54,293,334	$33,032,641

Loss from operations	$(3,074,944)	$(6,726,583)

Corporate:
Loss from operations	$(8,668,213)	$(3,207,172)

Consolidated:
Product revenue	$54,293,334	$33,032,641
Funded research and development and other revenue	$8,228,769	$8,994,582

Total revenue	$62,522,103	$42,027,223

Operating loss from continuing operations	$(13,202,988)	$(10,327,427)
Change in fair value of Convertible Notes and Warrants	$264,628	$(2,252,264)
Other (loss) income	$707,450	$(545,895)
Interest income	$216,238	$280,392
Interest expense	$(329,459)	$(3,787,380)

Net loss from continuing operations	$(12,344,131)	$(16,632,574)

Discontinued Operations:
Loss from discontinued operations, net	$(1,134,732)	$(1,133,203)
Gain on sale of discontinued operations, net	$274,043	$—

Net loss	$(13,204,820)	$(17,765,777)

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

S. SEGMENT DISCLOSURES (Continued)

        Common assets not directly attributable to a particular segment are included in the Corporate segment. These assets include cash and cash equivalents, prepaid and other corporate assets. The following is a summary of the Company's assets by operating segment:

	December 31,
	2008	2007
Applied Technology:
Segment assets	$2,622,534	$4,498,602
Renewable Energy Solutions
Segment assets	24,462,978	20,897,103
Corporate:
Segment assets	9,811,763	13,897,794
Discontinued operations
Segment assets	—	7,315,178

Total assets	$36,897,275	$46,608,677

        The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Year Ended December 31,
	2008	2007
Revenue by geographic region based on location of customer(1):
United States	$54,600,486	$35,418,686
Rest of World	7,921,617	6,608,537

Total Revenue	$62,522,103	$42,027,223

    (1)
    Does not include revenue from discontinued operations for all periods presented.

	December 31, 2008	December 31, 2007
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations(2):
United States	$906,209	$1,383,163
Rest of world	1,580,999	1,299,743

Total long-lived assets (including goodwill and intangible assets)	$2,487,208	$2,682,906

    (2)
    Does not include assets from discontinued operations for all periods presented.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

T. RESTRUCTURING COSTS

        In June 2008, the Company began its restructuring efforts by eliminating the position of divisional presidents in its Applied Technology and Renewable Energy Solutions divisions and recorded a restructuring charge of approximately $0.6 million. During the third quarter of 2008 the Company consolidated its Applied Technology division into one facility. As a result, the Company recorded an additional restructuring charge of approximately $0.5 million. These restructuring charges are comprised of approximately $0.8 million in employee severance, which will be paid out over the term of each specific employee agreement and $0.3 million in non-cash stock based compensation charges associated with the acceleration of certain unvested stock options and extensions of time to exercise certain stock options from 90 days to 2 years. In addition, during the fourth quarter of 2008, as part of its restructuring efforts, the Company elected to terminate the employment contract of its former president. As a result of this election, the Company recorded a restructuring charge of approximately $0.3 million, which will be paid in twenty six equal bi-weekly installments beginning after March 1, 2009. As of December 31, 2008, the accrued restructuring balance was approximately $0.6 million.

        During the period the Company sold its Electronics and Power Systems divisions and recorded in its loss on sale of discontinued operations approximately $0.2 million in restructuring charges related to these sales. (See Footnote D "Discontinued Operations" above).

        On September 19, 2006, the Board of Directors approved a plan to close the Company's Worcester, Massachusetts manufacturing facility by approximately December 31, 2006 in furtherance of the Company's continuing efforts to streamline operations and reduce its operating costs. As of December 31, 2006, approximately $1.6 million had been incurred by the Company related to the restructuring. This charge represents approximately $42,000 related to employee severance, $45,000 related to employee retention payments and $0.2 million in impairment charges related to property, plant and equipment. In addition, on December 22, 2006 the Company came to an agreement with the landlord of the Worcester facility, whereby the Company would issue 850,000 shares of common stock in exchange for allowing the Company to terminate the lease early. The stock was issued to the landlord on January 3, 2007. The Company recorded a restructuring charge in the period ended December 31, 2006 in the amount of $1.1 million related to this agreement and approximately $0.2 million related to the revaluation of investor warrants and accounted for this as a change in fair value of the Convertible Notes and warrants at December 31, 2006. The Company incurred approximately $0.1 million of additional costs related to the restructuring in 2007.

U. PRODUCT WARRANTIES

        In its Renewable Energy Solutions division the Company provides a warranty to its customers for most of its products sold. In general the Company's warranties are for one year after the sale of the product and five for photovoltaic inverter product sales. The Company reviews its warranty liability quarterly. The Company's estimate for product warranties is based on an analysis of actual expenses by specific product line and estimated future costs related to warranty. Factors taken into consideration when evaluating the Company's warranty reserve are (i) historical claims for each product, (ii) the development stage of the product, (iii) volume increases, (iv) life of warranty and (v) other factors. To the extent actual experience differs from the Company's estimate, the provision for product warranties will be adjusted in future periods. Such differences may be significant.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

U. PRODUCT WARRANTIES (Continued)

        The following is a summary of the Company's accrued warranty activity for the following periods:

	Year Ended December 31,
	2008	2007
Balance at beginning of year	$2,001,757	$328,332
Provision	2,440,594	1,846,231
Usage	(2,267,070)	(172,806)

Balance at end of year	$2,175,281	$2,001,757

V. RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of this statement may change the current practice for fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in February 2008, the FASB issued a final Staff Position to allow filers to defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB Staff Position ("FSP") does not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. The Company is currently evaluating the impact this statement will have on its financial position and results of operations. For financial assets and liabilities adopted see Note C Significant Accounting Policies and Basis of Presentation, Fair Value Measurements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. The fair value option established by SFAS No. 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company Adopted SFAS 159 in 2008, making no such election to choose to measure eligible items at fair value.

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

V. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

        SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions completed after the adoption date January 1, 2009.

        In March 2008, the Financial Statement Accounting Board, or FASB, issued statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. This standard requires enhanced disclosures about an entity's derivative and hedging activities. Entities will be required to provide additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and encourages but does not require comparative disclosures for earlier periods at the initial adoption. The Company is currently in the process of assessing the expected impact of this standard on its consolidated financial statements.

        In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP No. 142-3"). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 and requires enhanced disclosures relating to: (a) the entity's accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP No. 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP No. 142-3 will have on its consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 and 2007

V. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles to be used in the preparation of financial statements presented in conformity with accounting principles generally accepted in the United States of America. SFAS No. 162 will become effective 60 days after the SEC's approval. The Company believes that the adoption of this standard on its effective date will not have a material effect on its consolidated financial statements.

        In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force ("EITF") Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF No. 07-05"). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is currently evaluating the impact of the pending adoption of EITF No. 07-05 on its consolidated financial statements.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions charged to costs and expenses	Settlement Amounts	Balance at end of period
Year Ended December 31, 2007:
Allowance for uncollectible accounts	$147,747	47,019	(70,487)	$124,279
Reserve for product warranty expense	$328,332	1,846,231	(172,806)	$2,001,757
Accrued restructuring costs	$1,200,326	81,644	(1,281,970)	$—
Year Ended December 31, 2008:
Allowance for uncollectible accounts	$124,279	80,142	(36,203)	$168,218
Reserve for product warranty expense	$2,001,757	2,440,594	(2,267,070)	$2,175,281
Accrued restructuring costs	$—	1,398,140	(795,358)	$602,782

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (who is also currently acting as our interim principal financial officer) of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, the Chief Executive Officer, acting as both the principal executive officer and the principal financial officer, concluded that our disclosure controls and procedures are effective as of December 31, 2008.

Management's Annual Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our company's internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Corporate Controller to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

        Management assessed the effectiveness of our company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management's assessment and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008.

        Our independent registered public accounting firm, Vitale, Caturano & Company, P.C., has issued an audit report on our internal control over financial reporting as of December 31, 2008, which appears on page 37.

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

Item 9B.    OTHER INFORMATION.

        Not applicable

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required under this item is incorporated herein by reference to the information regarding directors, executive officers and corporate governance included in our proxy statement for our 2009 Annual Meeting of Stockholders.

Item 11.    EXECUTIVE COMPENSATION

        The information required under this item is incorporated herein by reference to information regarding executive compensation included in our 2009 proxy statement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required under this item is incorporated herein by reference to the information regarding security ownership of certain beneficial owner and management and related stockholder matters included in our 2009 proxy statement.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required under this item is incorporated herein by reference to the information regarding certain relationships and related transactions, and director independence included in our 2009 proxy statement.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required under this item is incorporated herein by reference to the information regarding principal accounting fees and services included in our 2009 proxy statement.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        The following documents are filed as part of this Annual Report on Form 10-K:

  1.
  Consolidated Financial Statements of SatCon Technology Corporation and its Subsidiaries:

    Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007

    Consolidated Statements of Operations for the Calendar Years Ended December 31, 2008 and 2007

    Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Loss for the Calendar Years Ended December 31, 2008 and 2007

    Consolidated Statements of Cash Flows for the Calendar Years Ended December 31, 2008 and 2007

    Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedule of SatCon Technology Corporation and its Subsidiaries:

    Schedule II: Valuation and Qualifying Accounts for the Calendar Years Ended December 31, 2008 and 2007

    All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the consolidated financial statements or notes thereto.

3.     Exhibits:

  The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts on March 12, 2009.

SATCON TECHNOLOGY CORPORATION
By:	/s/ CHARLES S. RHOADES Charles S. Rhoades President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES S. RHOADES Charles S. Rhoades	Chief Executive Officer, President and Director (Principal Executive and Interim Principal Financial Officer)	March 12, 2009
/s/ JOHN W. PEACOCK John W. Peacock	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2009
/s/ DAVID B. EISENHAURE David B. Eisenhaure	Director	March 12, 2009
/s/ JAMES L. KIRTLEY, JR. James L. Kirtley, Jr.	Director	March 12, 2009
/s/ DAVID J. PREND David J. Prend	Director	March 12, 2009
/s/ JOHN M. CARROLL John M. Carroll	Chairman of the Board	March 12, 2009
/s/ DANIEL R. DWIGHT Daniel R. Dwight	Director	March 12, 2009
/s/ PHILIP J. DEUTCH Philip J. Deutch	Director	March 12, 2009
/s/ ROBERT G. SCHOENBERGER Robert G. Schoenberger	Director	March 12, 2009

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).
3.2	Bylaws of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).
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

Exhibit No.	Description
3.13	Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 20, 2007, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated December 19, 2007 (File No. 1-11512).
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
10.2
Amendment to Employment Agreement, dated March 31, 2004, between the Registrant and David B. Eisenhaure is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-11512).
10.3
Amendment to Employee Agreement dated January 15, 2008, between the Registrant and David B. Eisenhaure is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-11512).
10.4
Key Employee Agreement, dated September 13, 2007, between the Registrant and David E. O'Neil is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated September 13, 2007 (File No. 1-11512).
10.5
Amendment to Key Employee Agreement between Registrant and David E. O'Neil, dated June 5, 2008, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 28, 2008 (File No. 1-11512).
10.6
Charles S. Rhoades Employment Offer Letter, dated May 1, 2008, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 28, 2008 (File No. 1-11512).
10.7
Charles S. Rhoades Incentive Stock Option Agreement, dated May 1, 2008, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 28, 2008 (File No. 1-11512).
10.8	1999 Stock Incentive Plan is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-11512).
10.9	2000 Stock Incentive Plan is incorporated herein by reference to Exhibit C to the Registrant's Preliminary Schedule 14A filed March 19, 2001 (File No. 1-11512).
10.10	2002 Stock Incentive Plan is incorporated herein by reference to Exhibit A to the Registrant's Definitive Schedule 14A filed January 28, 2002 (File No. 1-11512).
10.11	2005 Incentive Compensation Plan is incorporated herein by reference to Exhibit A to the Registrant's Definitive Schedule 14A filed April 14, 2005 (File No. 1-11512).
10.12
Amendment No. 1 to the Registrant's 2005 Incentive Compensation Plan is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 1-11512).

Exhibit No.	Description
10.13	Amendment No. 2 to the Registrant's 2005 Incentive Compensation Plan is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-11512).
10. 14
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
10.16
Loan and Security Agreement, dated February 26, 2008, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada LTD. and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 29, 2008 (File No. 1-11512).
10.17
Second Loan Modification Agreement, dated as of September 26, 2008, between Silicon Valley Bank and the Registrant, SatCon Power Systems, Inc., SatCon Applied Technology, Inc., SatCon Electronics, Inc., and SatCon Power Systems Canada Ltd. is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended September 27, 2008 (File No. 1-11512).
10.18
Form of Satcon Technology Corporation 2005 Incentive Compensation Plan, Incentive Stock Option agreement for Directors and Officer's of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 2005 (File No. 1-11512).
10.19
Form of Satcon Technology Corporation 2005 Incentive Compensation Plan, Non-Qualified Stock Option agreement for Directors and Officer's of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 2005 (File No. 1-11512).
10.20
Form of Warrant to purchase shares of Common Stock of the Registrant issued on December 22, 2004 is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated December 22, 2004 (File No. 1-11512).
10.21
Form of Warrant to purchase shares of Common Stock of the Registrant issued on August 11, 2005 is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated August 11, 2005 (File No. 1-11512).
10.22	Form of Warrant A is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 19, 2006 (File No. 1-11512).
10.23	Form of Warrant B is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 19, 2006 (File No. 1-11512).
10.24
Modification, Termination and Release of Lease, dated as of December 22, 2006, between the Company and Paul E. Hanlon, Trustee of C&M Realty Trust is incorporated herein by reference to Exhibits to the Registrants Current Report on Form 8-K dated December 20, 2006 (File No. 1-11512).
10.25
Amendment and Exercise Agreement, dated as of July 17, 2007, by and among the Registrant and the entities identified on the signature pages thereto is incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 17, 2007 (File No. 1-11512).

Exhibit No.	Description
10.26	Form of Warrant C is incorporated herein by reference to Exhibits to the Registrants Current Report on Form 8-K dated July 17, 2007 (File No. 1-11512).
10.27
Offer to Sell Notes, dated as of October 19, 2007 by and among the Registrant and the entities identified on the signature pages thereto is herein incorporated by reference to the Registrant's Current Report on Form 8-K dated October 19, 2007 and filed on October 22, 2007 (File No. 1-11512).
10.28
Note Purchase Agreement, dated as of October 19, 2007, by and among the Registrant and the Purchasers named therein is herein incorporated by reference to the Registrant's Current Report on Form 8-K dated October 19, 2007 and filed on October 25, 2007 (File No. 1-11512).
10.29
Form of Note issued pursuant to Note Purchase Agreement, dated as of October 19, 2007, by and among the Registrant and the Purchasers named therein is herein incorporated by reference to Exhibit B of Exhibits to the Registrant's Current Report on Form 8-K dated October 19, 2007 and filed on October 25, 2007 (File No. 1-11512).
10.30
Stock and Warrant Purchase Agreement, dated as of November 8, 2007, by and among the Registrant and the Purchasers named therein is herein incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 7, 2007 (File No. 1-11512).
10.31
Form of Tranche 1 Warrant to Purchase Common Stock, dated as of November 8, 2007 is herein incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 7, 2007 (File No. 1-11512)
10.32
Form of Tranche 2 Warrant and Additional Warrant to Purchase Common Stock is herein incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 7, 2007 (File No. 1-11512).
10.33
Registration Rights Agreement dated as of November 8, 2007, by and among the Company and the Purchasers is herein incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 7, 2007 (File No. 1-11512).
10.34
First Amendment to Registration Rights Agreement, dated as of January 24, 2008, by and among the Registrant and the Purchasers is incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated January 24, 2008 (File No. 1-11512).
10.35	Satcon 2008 Incentive Plan for Senior Management is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated September 24, 2008 (File No. 1-11512).
10.36
Asset Purchase Agreement by and between the Registrant, Satcon Electronics, Inc. and Spectrum Microwave, Inc., dated September 25, 2008, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated September 25, 2008 (File No. 1-11512).
14.1	Code of Ethics is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2004 (File No. 1-11512).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Vitale, Caturano & Company, P.C.
31.1	Certification by Principal Executive Officer and Interim Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.