Form 10-Q
period 2009-04-04
SATCON TECHNOLOGY CORP
filed 2009-05-12
CIK 889423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 4, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, $0.01 Par Value,

51,586,893 shares outstanding as of May 1, 2009.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 4, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$6,746,429	$9,957,716
Restricted cash and cash equivalents	84,000	84,000
Accounts receivable, net of allowance of $173,024 and $168,219 at April 4, 2009 and December 31, 2008, respectively	9,348,449	11,471,671
Unbilled contract costs and fees	291,501	398,707
Inventory	7,436,812	11,457,532
Prepaid expenses and other current assets	765,448	1,040,441
Total current assets	$24,672,639	$34,410,067
Property and equipment, net	2,350,296	1,964,968
Goodwill, net	123,714	123,714
Intangibles, net	299,954	398,526
Total assets	$27,446,603	$36,897,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$4,450,191	$3,000,000
Accounts payable	6,943,997	8,588,313
Accrued payroll and payroll related expenses	1,461,124	2,042,786
Other accrued expenses	2,898,099	2,825,255
Accrued contract loss	—	1,131,370
Accrued restructuring costs	456,188	602,782
Deferred revenue	978,360	4,214,389
Total current liabilities	$17,187,959	$22,404,895

Warrant liabilities	$29,819,450	$2,407,438
Deferred revenue, net of current portion	2,690,860	2,512,794
Redeemable convertible Series B preferred stock (290 shares issued and outstanding at April 4, 2009 and December 31, 2008, respectively; face value $5,000 per share; liquidation preference $1,450,000, respectively)	1,450,000	1,450,000
Other long-term liabilities	50,770	58,282
Total Liabilities	$51,199,039	$28,833,409
Commitments and contingencies (Note H)
Redeemable convertible Series C preferred stock (25,000 shares issued and outstanding at April 4, 2009 and December 31, 2008, face value $1,000 per share, liquidation preference $26,671,038 and $26,350,000 at April 4, 2009 and December 31, 2008, respectively)	$18,391,125	$17,248,593

Stockholders’ deficit:
Common stock; $0.01 par value, 200,000,000 shares authorized; 51,549,472 and 51,479,822 shares issued and outstanding at April 4, 2009 and December 31, 2008, respectively	$515,495	$514,798
Additional paid-in capital	171,651,186	182,222,762
Accumulated deficit	(212,539,809)	(189,962,435)
Accumulated other comprehensive loss	(1,770,433)	(1,959,852)
Total stockholders’ deficit	$(42,143,561)	$(9,184,727)
Total liabilities and stockholders’ deficit	$27,446,603	$36,897,275

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 4, 2009	March 29, 2008
Revenue:
Product revenue	$13,379,849	$10,175,918
Funded research and development and other revenue	1,481,667	1,183,678
Total revenue	$14,861,516	$11,359,596

Cost of revenue:
Cost of product revenue	$12,285,038	$9,710,379
Cost of funded research and development and other revenue	1,116,833	1,015,873
Total cost of revenue	$13,401,871	$10,726,252

Gross margin	$1,459,645	$633,344

Operating expenses:
Research and development	$1,871,262	$868,092
Selling, general and administrative	4,676,224	2,459,109
Amortization of intangibles	78,573	78,572
Total operating expenses from continuing operations	$6,626,059	$3,405,773

Operating loss from continuing operations	$(5,166,414)	$(2,772,429)

Change in fair value of warrant liabilities	$(5,370,471)	$(467,481)
Other (loss) income, net	(138,941)	258,923
Interest income	3,731	69,385
Interest expense	(82,361)	(46,191)
Net loss from continuing operations	$(10,754,456)	$(2,957,793)

Loss from discontinued operations, net	—	$(443,407)
Net loss	$(10,754,456)	$(3,401,200)

Deemed dividend and accretion on Series C preferred stock	$(821,494)	$(637,991)
Dividend on Series C preferred stock	(321,038)	(303,962)
Net loss attributable to common stockholders	$(11,896,988)	$(4,343,153)

Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.23)	$(0.08)
From loss on discontinued operations	—	$(0.01)
Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.23)	$(0.09)

Weighted average number of common shares, basic and diluted	51,537,864	49,934,919

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended April 4, 2009

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
Balance, December 31, 2008	51,479,822	$514,798	$182,222,762	$(189,962,435)	$(1,959,852)	$(9,184,727)

Cumulative effect of a change in accounting principle — January 1, 2009 reclassification of warrants to warrant liabilities	—	—	(10,218,623)	(11,822,918)	—	(22,041,541)

Net loss				(10,754,456)	—	(10,754,456)	$(10,754,456)

Issuance of common stock to 401(k) Plan	69,650	697	107,262	—	—	107,959	—
Accretion of Series C Preferred Stock to its redemption value	—	—	(821,494)	—	—	(821,494)	—
Dividend on Series C Preferred Stock	—	—	(321,038)	—	—	(321,038)	—
Employee stock-based compensation	—	—	682,317	—	—	682,317	—
Foreign currency translation adjustment	—	—	—	—	189,419	189,419	189,419
Comprehensive loss	—	—	—	—	—	—	$(10,565,037)
Balance, April 4, 2009	51,549,472	$515,495	$171,651,186	$(212,539,809)	$(1,770,433)	$(42,143,561)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 4, 2009	March 29, 2008
Cash flows from operating activities:
Net loss	$(10,754,456)	$(3,401,200)
Net loss from discontinued operations	—	443,407
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	365,448	274,800
Provision for uncollectible accounts	4,806	59,898
Non-cash compensation expense related to issuance of stock options and warrants to employees and non-employees and issuance of common stock to 401(k) Plan, including stock based compensation costs of $682,317 and $129,267 for the three months ended April 4, 2009 and March 29, 2008, respectively	704,567	256,741
Change in fair value of warrant liabilities	5,370,471	467,481
Non-cash interest expense	29,001	33,999
Changes in operating assets and liabilities:
Accounts receivable	2,013,159	496,356
Unbilled contract costs and fees	107,206	(84,157)
Prepaid expenses and other assets	271,110	493
Inventory	3,915,177	(3,741,518)
Accounts payable	(1,586,851)	(2,048,428)
Accrued expenses and payroll	(438,363)	377,520
Accrued restructuring	(146,594)	—
Accrued contract losses	(1,112,412)	100,459
Deferred revenue, current and long portion	(2,987,732)	4,486,859
Other current liabilities	(7,512)	(4,810)
Total adjustments	$6,501,481	$675,693
Net cash used in operating activities in continuing operations	$(4,252,975)	$(2,282,100)

Cash flows from investing activities:
Purchases of property and equipment	$(660,100)	$(101,363)
Net cash used in investing activities in continuing operations	$(660,100)	$(101,363)

Cash flows from financing activities:
Net borrowings under line of credit	$1,450,191	$3,000,000
Payments related to warrant holder redemption rights	—	(572,250)
Net proceeds from exercise of options to purchase common stock	—	99,385
Net cash provided by financing activities in continuing operations	$1,450,191	$2,527,135

Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	$—	$(879,916)
Net cash used in investing activities of discontinued operations	$—	$(76,411)
Net decrease in cash and cash equivalents from discontinued operations	$—	$(956,327)
Effects of foreign currency exchange rates on cash and cash equivalents	$251,597	$(102,380)
Net decrease in cash and cash equivalents	$(3,211,287)	$(915,035)
Cash and cash equivalents at beginning of period	$9,957,716	$12,615,566
Cash and cash equivalents at end of period	$6,746,429	$11,700,531

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended
Non-cash Investing and Financing Activities:	April 4, 2009	March 29, 2008
Employee stock-based compensation (1)	$682,317	$146,016
Common stock issued related to 401(k) contributions	$107,959	$144,511
Accretion of redeemable convertible preferred stock discount and dividends	$1,142,532	$637,991
Interest and Income Taxes Paid:
Interest	$53,361	$12,191
Income Taxes	$—	$—

(1) Includes $0 and $16,749, related to discontinued operations, for the three month periods ended April 4, 2009 and March 29, 2008, respectively.

SATCON TECHNOLOGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

APRIL4, 2009 (“2009”) AND MARCH 29, 2008 (“2008”)

(Unaudited)

Note A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Satcon Technology Corporation and its wholly-owned subsidiaries (collectively, the “Company”) as of April 4, 2009 and for the three months ended April 4, 2009 and March 29, 2008 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three months ended April 4, 2009 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note B. Realization of Assets and Liquidity

The Company anticipates that its current cash, along with the availability under its credit facility with Silicon Valley Bank, will be sufficient to fund its operations through at least December 31, 2009. The Company has developed a business plan that envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past and allow the Company to remain in compliance with the covenants of the credit facility.  Although the Company believes it has developed a realistic business plan, there is no assurance that it can achieve these objectives.  Accordingly, if the Company is unable to realize its business plan or does not remain in compliance with the covenants of the credit facility, the Company would need to raise additional funds in the near future in order to sustain operations by selling equity or taking other actions to conserve its cash position, which could include selling of certain assets and incurring additional indebtedness, subject to the restrictions in the 2007 preferred stock financing.  Such actions would likely require the consent of the investors in that financing (the “Investors”), and there can be no assurance that such consent would be given.  Furthermore, there can be no assurance that the Company will be able to raise such funds if they are required.

Note C. Significant Accounting Policies and Basis of Consolidation

There have been no material changes from the Significant Accounting Policies and Basis of Presentation previously disclosed in Part II, Item 8, contained within “Notes to Consolidated Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2008 except for the adoption of EITF No. 07-05 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” as disclosed below.

Basis of Consolidation

The consolidated financial statements include the accounts of Satcon and its wholly owned subsidiaries (Satcon Applied Technology, Inc. and Satcon Power Systems Canada, Ltd., and its discontinued operating divisions Satcon Electronics, Inc. and Satcon Power Systems, Inc.). All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of April 4, 2009 and December 31, 2008, the Company has accrued approximately $0 and $1.1 million, respectively, for anticipated contract losses on commercial contracts.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, overnight repurchase agreements with Silicon Valley Bank (the “Bank”) and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At April 4, 2009, the Company had approximately $1.0 million invested in a money market account with a national bank. At April 4, 2009 and December 31, 2008, the Company had restricted cash as indicated in the table below.

Restricted Cash	April 4, 2009	December 31, 2008
Security deposits	$34,000	$34,000
Certificates of deposit	50,000	50,000
Total restricted cash	$84,000	$84,000

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is its local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders’ equity (deficit) including the long-term portion of intercompany advances is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive income (loss). Foreign currency gains and losses were a charge of approximately $0.1 million for the three months ended April 4, 2009 and income of approximately $0.2 million for the three months ended March 29, 2008.   All foreign currency transaction gains and losses are recorded as a component of other income (expense) and all periods presented have been adjusted to reflect this classification.

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

As of December 31, 2008, the Company had federal and state net operating losses (“NOL”) carry forwards and federal and state R&D credit carry forwards, which may be available to offset future federal and state income tax liabilities which expire at various dates through 2029. Utilization of the NOL and R&D credit carry forwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a rolling three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If the Company has experienced a change of control at any time since Company formation, utilization of its NOL or R&D credit carry forwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carry forwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.  The Company does not expect to have any taxable income for the foreseeable future.  The Company has a full valuation allowance against the net operating losses and credits.

The tax years 2005 through 2007 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carry forward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they are or will be used in a future period.  The Company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years.  The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying financial statements.  The Company would record any such interest and penalties as a component of interest expense.  The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date.

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

On March 29, 2005, the SEC issued SAB 107 which expresses the view of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations concerning the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under shares-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS 123R. The Company has accounted for its stock option grants in compliance with SAB 107 and Staff Accounting Bulletin No. 110, Year-End Help for Expensing Employee Stock Option (SAB No. 110).

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

The Company uses historical volatility as it believes it is more reflective of market conditions and a better indicator of volatility. The Company uses the simplified calculation of expected life described in SAB No. 107 and SAB No. 110. If the Company determines that another method used to estimate expected volatility is more reasonable than the Company’s current methods, or if another method for calculating these input assumptions is prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant.

The Company recognized the full impact of its share-based compensation plans in the consolidated financial statements for the three months ended April 4, 2009 and March 29, 2008 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material.  The following table presents share-based compensation expense included in the Company’s consolidated statement of operations:

	Three Months Ended
	April 4, 2009	March 29, 2008
Cost of product revenue	$48,628	$20,714
Funded research and development and other revenue expense	21,058	26,795
Un-funded research and development and other revenue expenses	84,474	11,110
Selling, general and administrative expenses	528,157	70,648

Share based compensation expense from continuing operations before tax	$682,317	$129,267

Share based compensation expense from discontinued operations	$—	$16,749

Total share based compensation expense before tax	$682,317	$146,016

Income tax benefit	$—	$—

Net share-based compensation expense	$682,317	$146,016

Compensation expense associated with the granting of stock options to employees is being recognized on a straight-line basis over the service period of the option.  In instances where the actual compensation expense would be greater than that calculated using the straight-line method, the actual compensation expense is recorded in that period.

The weighted average grant date fair value of options granted during the three months ended April 4, 2009 and March 29, 2008 were $1.22 and $1.66, respectively, per option.  The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

Three Months Ended
Assumptions:	April 4, 2009	March 29, 2008
Expected life	6.25 years (1)	6.25 years (1)
Expected volatility ranging from	82.14% - 82.81% (2)	84.71% - 89.47% (2)
Dividends	none	none
Risk-free interest rate	2%(3)	2.70% to 3.16% (3)
Forfeiture Rate (4)	6.25%	6.25%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
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

Significant customers are defined as those customers that account for 10% or more of total net revenue in a fiscal year or 10% or more of accounts receivable and unbilled contract costs and fees at the end of a fiscal period. For the three months ended April 4, 2009, there were five customers that were deemed significant with regards to revenue.  For the three months ended April 4, 2009, these customers accounted for approximately 72%, or approximately $10.8 million, of revenue.  At April 4, 2009, there are three customers that were deemed significant with regards to accounts receivable.  At April 4, 2009, these customers accounted for approximately 60%, or approximately $5.7 million, of accounts receivable.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable and debt instruments,. The estimated fair values of these financial instruments approximate their carrying values at April 4, 2009 and December 31, 2008. The estimated fair values have been determined through information obtained from market sources and management estimates.  The Company’s warrant liability is recorded at fair value.  See “Fair Value Measurement” section below.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of April 4, 2009 are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	April 4,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets
Money market funds (2)	$1,048,001	$1,048,001	$—	$—

Total Assets	$1,048,001	$1,048,001	$—	$—

Liabilities
Long-term warrant liability (1)	$29,819,450	$—	$29,819,450	$—

Total Liabilities	$29,819,450	$—	$29,819,450	$—

(1)

Within the Company’s Level 2 financial assets, which consists of long term investor warrant liabilities comprised of the Warrant As, Warrant Cs, the Series C Preferred Warrants and the placement agent warrants. the Warrant As and Warrant Cs are being fair valued utilizing a binomial lattice model and the placement agent warrants and the Series C Preferred Warrants are being fair valued using the Black-Scholes option pricing model. (see Note J. Warrant Liabilities-Valuation — Methodology and Significant Assumptions and Note K - Redeemable Convertible Series B and Series C Preferred Stock and current liabilities below.).

(2)	Included as a component of cash and cash equivalents on accompanying consolidated balance sheets.

Warrant Liabilities

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008.

Upon the Company’s adoption of EITF No. 07-05 on January 1, 2009, the Company’s evaluation of the Series C Preferred Stock Warrants determined that the 19,899,022 Series C Preferred Stock Warrants did not qualify for a scope exception under SFAS No. 133 as they were determined to not be indexed to the Company’s stock as prescribed by EITF No. 07-05. As a result on the date of adoption the Company reclassified these warrants from additional paid in capital to warrant liabilities through a cumulative effect of a change in accounting principle of $22,041,541.   For the three month period ended April 4, 2009 the Company recorded a charge to change in fair value of warrants of $4,703,493 for the increase in the fair value related to these warrants during the quarter ended April 4, 2009.  The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	January 1, 2009	April 4, 2009

Expected life	5.9 – 6.7 years	5.6 – 6.5 years
Expected volatility	80% - 85%	75% - 85%
Dividends	none	none
Risk-free interest rate	1.69% - 1.83%	2.06% - 2.35%

The Company determined the fair values of the investor warrants and placement agent warrants using valuation models it considers to be appropriate. The Company’s stock price has the most significant influence on the fair value of its warrants. An increase in the Company’s common stock price would cause the fair values of the warrants to increase, because the exercise price of the warrants is fixed at $1.815 per share and result in a charge to our statement of operations. A decrease in the Company’s stock price would likewise cause the fair value of the warrants to decrease and result in a credit to our statement of operations. See Note J for valuation discussion.

Redeemable Convertible Series B Preferred Stock

The Company accounts for its Series B Preferred Stock and associated warrants in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series B Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities.  The Company determined the initial value of the Series B Preferred Stock and investor warrants using valuation models it considers to be appropriate.  The Series B Preferred Stock is classified within the liability section of the Company’s balance sheet.  To the extent that the Series B Preferred Stock is subject to a remeasurement event under EITF Topic D-98, Classification and Measurement of Redeemable Securities,or is otherwise modified, the Series B Preferred Stock will be reclassified to temporary equity.

Redeemable Convertible Preferred Stock

The Company accounted for its issuance of Convertible Series C Preferred Stock (the “Series C Preferred Stock”), and associated warrants in accordance with in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series C Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities and in accordance with EITF Topic D-98, classifying the Series C Preferred Stock as temporary equity on the balance sheet between the captions for liabilities and permanent shareholder’s equity.  The Company determined the initial value of the Series C Preferred Stock and investor warrants using valuation models it considers to be appropriate.  The Company is using the effective interest method to accrete the carrying value of the Series C Preferred stock through the earliest possible redemption date (November 8, 2011), at which time the value of the Series C Preferred Stock would be $30.0 million or 120% of its face value.

Reclassifications

Certain prior-year balances have been reclassified to conform to current-year presentations.  The Company reclassified the effects of foreign currency translation, of which a portion was previously accounted for in cost of sales, to other income (expense) in its statement of operations for the three months ended March 29, 2008.  The effect of the reclassification was approximately $0.2 million of translation related gains being accounted for in other income for the three month period ended March 29, 2008.

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

There were no sales and no loss from discontinued operations during the three month period ended April 4, 2009.  Net sales from discontinued operations were $3.5 million for the three months ended March 29, 2008. Loss from discontinued operations was $0.4 million for the three months ended March 29, 2008.   Net sales and net loss from discontinued operations is broken out by division as follows:

	Three Months Ended
	(amounts in thousands)
Division	April 4, 2009	March 29, 2008

Electronics
Net Sales	—	$2,598
Net Loss	—	$(215)

Power Systems, US
Net Sales	—	$929
Net Loss	—	$(228)

Discontinued Operations
Total Net Sales	—	$3,527
Total Net Loss	—	$(443)

In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations, the Company has not allocated interest to discontinued operations.  The Company has also eliminated all intercompany activity associated with discontinued operations.

There were no net assets of the Electronics and Power Systems US divisions at April 4, 2009 and December 31, 2008.

Note E. Loss per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended
	April 4, 2009	March 29, 2008
Loss from continuing operations	$(10,754,456)	$(2,957,793)
Loss from discontinued operations	$—	$(443,407)
Accretion and dividends and deemed dividends on Series C Preferred Stock	$(1,142,532)	$(941,953)
Net loss attributable to common shareholders	$(11,896,988)	$(4,343,153)
Basic and diluted:
Common shares outstanding, beginning of period	51,479,821	49,803,979
Weighted average common shares issued during the period	58,043	130,940
Weighted average shares outstanding—basic and diluted	51,537,864	49,934,919

Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.23)	$(0.08)
From loss on discontinued operations	$—	$(.01)
Net loss per weighted average share, basic and diluted	$(0.23)	$(0.09)

As of April 4, 2009 and March 29, 2008, shares of common stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive.  In addition, shares of common stock issuable upon the conversion of Series B Preferred Stock and Series C Preferred Stock were excluded from the diluted weighted average common shares outstanding as their effect would also have been anti-dilutive.   The Company reports net loss per basic and diluted common share in accordance with SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, except when the effect would be anti-dilutive.

The table below summarizes the option and warrants and convertible preferred stock that were excluded from the calculation above due to their effect being antidilutive:

	Three Months Ended
	April 4, 2009	March 29, 2008
Common Stock issuable upon the exercise of:
Options	10,851,370	4,066,454
Warrants	25,350,932	26,572,055
Total Options and Warrants excluded	36,202,302	30,638,509

Common Stock issuable upon the conversion of redeemable convertible Series B Preferred Stock	935,484	1,096,774
Common Stock issuable upon the conversion of redeemable convertible Series C Preferred Stock	25,553,278	24,038,461

The table below details out shares of common stock underlying securities for which the securities would have been considered dilutive at April 4, 2009 and March 29, 2008, had the Company not been in a loss position:

	# of Underlying Common Shares
	April 4, 2009	March 29, 2008
Employee stock options	1,475,700	1,944,825
Warrants to purchase common stock	19,863,054	7,742,530
Series B Convertible Preferred Stock	935,484	1,096,774
Series C Convertible Preferred Stock	25,553,278	24,038,461
Total	47,827,516	34,822,590

Note F. Inventory

Inventory components at the end of each period were as follows:

	April 4, 2009	December 31, 2008
Raw material	$4,645,927	$4,920,780
Work-in-process	2,441,856	6,182,835
Finished goods	349,029	353,917
	$7,436,812	$11,457,532

Note G. Legal Matters

From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business.

On May 9, 2008, Advanced Energy Industries, Inc. (“AE”) filed a civil action in Colorado state court against the Company and its Chief Executive Officer, Charles S. Rhoades, seeking to enjoin Mr. Rhoades from employment by the Company based upon its claim that Mr. Rhoades was subject to a non-competition agreement with AE. On March 3, 2009, the parties agreed to settle this case.  The settlement of the case will not have a material financial impact on the Company and Mr. Rhoades will be free to continue to serve as the Company’s President and Chief Executive Officer.

The Company is not aware of any other current or pending litigation in which the Company is or may be a party that it believes could materially adversely affect the results of operations or financial condition.

Note H. Commitments and Contingencies

Operating Leases

The Company leases its facilities under various operating leases that expire through October 2011.

Future minimum annual rentals under lease agreements at April 4, 2009 are as follows:

Fiscal Year
2009	$551,383
2010	$344,713
2011	$224,712
Total	$1,120,808

Letters of Credit:

The Company utilizes a standby letter of credit to satisfy a security deposit requirement and in some instances to satisfy warranty commitments. Outstanding standby letters of credit as of April 4, 2009 and December 31, 2008 were $34,000.  The Company is required to pledge cash as collateral on these outstanding letters of credit. As of April 4, 2009 and December 31, 2008, the cash pledged as collateral for these letters of credit was $34,000, and is included in restricted cash and cash equivalents on the balance sheet.

Employment Agreements:

The Company had employment agreements with certain former employees that provided for severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined.  During the fourth quarter of 2008, the Company recorded approximately $0.3 million related to the employment contract of the former Chief Executive Officer which represents amounts due subsequent to March 1, 2009.  The former Chief Executive Officer will continue on as a director of the Company.

The Company’s employment arrangement with its current Chief Executive Officer provides that if his employment is terminated by the Company without cause or is constructively terminated within one year following a “change of control” transaction, his salary and medical benefits will be continued for one year thereafter subject to his execution of a release agreement with the Company.

Line of Credit

On February 26, 2008, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”).  Under the terms of the Loan Agreement, the Bank agreed to provide the Company with a credit line up to $10.0 million.  The Company’s obligations under the Loan Agreement are secured by substantially all of the assets of the Company and advances under the Loan Agreement are limited to 80% of eligible receivables and the lesser of 25% of the value of the Company’s eligible inventory, as defined, or $1.0 million.  Interest on outstanding borrowings accrues at a rate per annum equal to the Prime Rate plus one percent (1.0%) per annum, as defined, or the LIBOR Rate plus three and three quarter percent (3.75%) per annum.  The Loan Agreement contains certain financial covenants relating to tangible net worth, as defined, which the Company must satisfy in order to borrow under the agreement.  In addition, the Company agreed to pay to the Bank a collateral monitoring fee of $750 per month and agreed to the following additional terms: (i) $50,000 commitment fee, $25,000 to be paid at signing of the Loan Agreement and $25,000 to be paid on the one year anniversary of the  Loan Agreement; (ii) an unused line fee in the amount of 0.5% per annum of the average unused portion of the revolving line; and (iii) an early termination fee of 0.5% of the total credit line if the Company terminates the Loan Agreement prior to 12 months from the Loan Agreement’s effective date.  The Loan Agreement, if not sooner terminated in accordance with its terms, expires on February 25, 2010.

On September 24, 2008, the Company entered into the Second Loan Modification Agreement with the Bank.  The Second Loan Modification modified certain of the financial covenants related to the Loan Agreement.  The Company paid legal fees of approximately $15,000 related to the Second Loan Modification Agreement.  As of April 4, 2009, the Company had $4.5 million outstanding under the Loan Agreement and the Bank’s prime rate was 4.0%.  The rate used was the Bank’s prime rate of 4% plus 1% or (5.0% at April 4, 2009). The Company has certain financial covenants under the Loan Agreement.  As the Company was not in compliance with these covenants as of April 4, 2009, the Company obtained a waiver from the bank with respect to the covenants as of April 4, 2009.  As of April 4, 2009, the Company had availability of $0.9 million under the line of credit.

Note I. Product Warranties

In its Renewable Energy Solutions division the Company provides a warranty to its customers for most of its products sold.  In general the Company’s warranties are for one year after the sale of the product and five for photovoltaic inverter product sales.  The Company reviews its warranty liability quarterly.    The Company’s estimate for product warranties is based on an analysis of actual expenses by specific product line and estimated future costs related to warranty.  Factors taken into consideration when evaluating the Company’s warranty reserve are (i) historical claims for each product, (ii) the development stage of the product, (iii) volume increases, (iv) life of warranty and (v) other factors.  To the extent actual experience differs from the Company’s estimate, the provision for product warranties will be adjusted in future periods.  Such differences may be significant.

The following is a summary of the Company’s accrued warranty activity for the following periods:

	Three Months Ended
	April 4, 2009	March 29, 2008
Balance at beginning of year	$2,175,281	$2,001,757
Provision	499,308	489,305
Usage	(542,140)	(187,200)
Balance at end of year	$2,132,449	$2,303,862

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

For so long as any Warrant As remain outstanding, we may not issue any common stock or common stock equivalents at a price per share less than $1.65. In the event of a breach of this provision, the holders may elect to require us to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A.  As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note K below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right.  During the fourth quarter of fiscal 2007, the Company paid approximately $1.4 million to redeem Warrant As representing 1,242,426 shares of common stock.  During the first quarter of fiscal 2008, the Company paid approximately $0.4 million to redeem Warrant As representing 303,031 shares of common stock.  (See table below for assumptions used in valuing the warrants redeemed).  As of April 4, 2009 and December 31, 2008, Warrant As to purchase 2,090,911 shares of common stock were outstanding, respectively.

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

For so long as any Warrant Cs remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant Cs for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant C. As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note K below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right.  During the fourth quarter of fiscal 2007, the Company paid approximately $0.7 million to redeem Warrant Cs representing 621,215 shares of common stock.  During the quarter ended March 29, 2008, the Company paid approximately $0.2 million to redeem Warrant Cs representing 151,516 shares of common stock. (See table below for assumptions used in valuing the warrants redeemed).  As of April 4, 2009 and December 31, 2008, Warrant Cs to purchase 1,045,456 shares of common stock were outstanding, respectively.

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

Accounting for the Warrants

Upon issuance, the Warrant As, Warrant Bs and Warrant Cs, along with the Placement Agent Warrants (together the “Warrants”), did not meet the requirements for equity classification set forth in EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, because such warrants (a) must be settled in registered shares, (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares and (c) there is a cash-out election using a Black-Scholes valuation under various circumstances.  Therefore these Warrants are required to be accounted for as freestanding derivative instruments pursuant to the provisions of SFAS 133.  Changes in fair value are recognized as either a gain or loss in the statement of operations under the caption “change in fair value of warrant liabilities

Upon issuance, the Company allocated $2.7 million of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $4.9 million and a charge to other expense of $2.2 million.  As of April 4, 2009 and December 31, 2008, the remaining outstanding Warrants have been marked to fair value resulting in a derivative liability of $3.1 million and $2.4 million, respectively.  The charge to Change in Fair Value of warrant liabilities, for the three months ended April 4, 2009 and March 29, 2008 was $0.7 million and $0.5 million, related to warrant As, Bs and Cs and placement agent warrants, respectively.

A summary of the changes in the fair value of the warrant liabilities:

Fair Value of Warrant Liabilities

Balance at December 31, 2007	$3,244,316
Fair value adjustment (2)	(104,768)
Change in fair value of redeemed Warrant As and Cs at redemption (1) (2)	572,250
Warrant Redemptions:
- Cash Paid for Warrant A redemption (1)	(387,591)
- Cash paid for Warrant C redemption (1)	(184,659)
Balance at March 29, 2008	$3,139,548

Balance at December 31, 2008	$2,407,438
Reclassification of Series C Preferred Stock Warrants to liabilities (3)	22,041,541
Fair value adjustment (2)	5,370,471
Balance at April 4, 2009	$29,819,450

(1)   As a result of the Series C Preferred Stock financing, certain holders of both Warrant As (1,242,426) and Warrant Cs (621,215), through December 31, 2007, exercised their right of redemption, resulting in the Company paying to each redeeming warrant holder the Black-Scholes value of these warrants on the date of notification of redemption.  During the three months ended March 29, 2008 holders of both Warrant As (303,031) and Warrant Cs (151,516) exercised their right of redemption, resulting in the Company paying to each redeeming warrant holder the Black-Scholes value of these warrants on the date of notification of redemption.

(2)   Amounts included in change in fair value of warrant liabilities on consolidated statement of operations.

(3)   As a result of adopting EITF 07-05, 19,899,022 of the Company’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment.  As such, effective January 1, 2009 the Company reclassified the fair value of these common stock purchase warrants, which have exercised price reset features, from equity to liability status as if these warrants were treated as derivative liability since their date of issuance.

Valuation - Methodology and Significant Assumptions

The valuation of derivative instruments utilizes certain estimates and judgments that affect the fair value of the instruments. Fair values for the Company’s derivatives are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, forward yield curves and discount rates.  Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. (See Note C for valuation related to Series C Preferred Stock Warrants).

In estimating the fair value of the Warrants the following methods and significant input assumptions were applied:

Methods

•                  A binomial lattice model was utilized to estimate the fair value of Warrant As at December 31, 2007, March 29, 2008, December 31, 2008 and April 4, 2009, as well as the fair value of the Placement Agent Warrants at December 31, 2006 and the Warrant Cs at December 31, 2007 and March 29, 2008, December 31, 2008 and April 4, 2009.  The binomial model considers the key features of the Warrants, and is subject to the significant assumptions discussed below.  First, a discrete simulation of the Company’s stock price was conducted at each node and throughout the expected life of the instrument.  Second, an analysis of the higher of a holding position (i.e., fair value of a future node value discounted using an applicable discount rate) or exercise position was conducted relative to each node, which considers the non-exercise period, until a final fair value of the instrument is concluded at the node representing the valuation date.  This model requires the following key inputs with respect to the Company and/or instrument:

Warrant As

Input	Dec. 31, 2007	Mar. 29, 2008	Dec. 31, 2008	Apr. 4, 2009
Quoted Stock Price	$1.650	$1.84	$1.55	$1.88
Conversion Price	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	5.60	5.30	4.60	4.30
Stock Volatility	83%	80%	73%	75%
Risk-Free Rate	3.53%	2.57%	1.44%	1.69%
Dividend Rate	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A

Warrant Cs (1)

Input	Dec. 31, 2007	Mar. 29, 2008	Dec. 31, 2008	Apr. 4, 2009
Quoted Stock Price	$1.650	$1.84	$1.55	$1.88
Conversion Price	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	6.5	6.3	5.50	5.30
Stock Volatility	85%	85%	80%	75%
Risk-Free Rate	3.64%	2.77%	1.63%	1.97%
Dividend Rate	0%	0%	0%	0%
Non-Exercise Period	Until 1/17/08	N/A	N/A	N/A

(1) Warrant Cs were issued on July 17, 2007 upon the exercise of the Warrant Bs.

•                  A Black-Scholes option pricing model was utilized to estimate the fair value of Placement Agent Warrants after December 31, 2007, March 29, 2008, December 31, 2008 and April 4, 2009. A change in method from the binomial to Black-Scholes was warranted because the warrants’ non-exercise period ended prior to the valuation date and all required inputs were fixed. This model requires the following key inputs with respect to the Company and/or instrument:

Input	Dec. 31, 2007	March 29, 2008	Dec. 31, 2008	Apr. 4, 2009
Quoted Stock Price	$1.65	$1.84	$1.55	$1.88
Conversion Price	$1.87	$1.87	$1.87	$1.87
Time to Maturity (in years)	3.55	3.31	2.55	2.29
Stock Volatility	70%	70%	80%	75%
Risk-Free Rate	3.175%	1.91%	0.89%	1.08%
Dividend Rate	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A

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

Note K. Redeemable Convertible Series B and Series C Preferred Stock

Series B Convertible Preferred Stock

On October 31, 2003, the Company completed a $7.7 million equity transaction involving the issuance of 1,535 shares of its Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and warrants to purchase up to 1,228,000 shares of the Company’s common stock, to accredited investors (the “October 2003 Financing Transaction”).  In connection with the October 2003 Financing Transaction, the Company issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock is convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50.  As of April 4, 2009 and December 31, 2008, the conversion price for the Series B Preferred Stock was $1.55, respectively.  As of April 4, 2009 and December 31, 2008, 290 shares of Series B Preferred Stock were outstanding, respectively.  As of April 4, 2009 and December 31, 2008, the liquidation preference of the remaining 290 shares of Series B Preferred Stock was $1,450,000, respectively, and these were convertible into 935,484 shares of common stock, respectively.

Dividends on Series B Preferred Stock

The shares of Series B Preferred Stock initially bore a cumulative dividend at a rate of 6% per annum; pursuant to its terms, this was increased to a rate of rate of 8% per annum on October 1, 2005. Dividends on the Series B Preferred Stock are payable semi-annually and, except in certain limited circumstances, may be paid by the Company, at its option, either through the issuance of shares of common stock or in cash.  If the Company elects to pay the dividend in shares of common stock, the Company will issue a number of shares of common stock equal to the quotient of the dividend payment divided by the greater of 80% of the average closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the date the dividend is required to be paid, and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.55 (as of April 4, 2009 and December 31, 2008).  The Company has paid all dividends in shares of common stock, in lieu of cash dividends.

As part of the October 2003 Financing Transaction, the Company also issued warrants to purchase up to 1,228,000 shares of its common stock. These warrants were exercisable for a five-year term and had an initial exercise price of $3.32 per share, which represented 110% of the average closing price of the common stock for the five trading days preceding October 31, 2003. The exercise price had been adjusted due to anti-dilution provisions to $2.93 per share.  These warrants were immediately exercisable and expired on October 31, 2008.  As of December 31, 2008, none of these warrants remained outstanding.  During 2008, warrants to purchase an aggregate of 1,116,000 shares of common stock, which were outstanding at March 29, 2008, expired unexercised.

Burnham Hill Partners, LLC, a division of Pali Capital, Inc. (“BHP”), served as placement agent for this transaction. As part of its commission BHP, or its assigns, received warrants, with an exercise price of $0.01 per share, to purchase an aggregate of 150,430 shares of common stock. These warrants were immediately exercisable and would expire on October 31, 2008.  The Company valued

these warrants at $435,166, using the Black-Scholes option-pricing model and has treated this as a transaction cost.   As of December 31, 2008, none of these warrants were outstanding as the remaining warrants to purchase an aggregate of 5,182 shares of common stock, which were outstanding as of March 29, 2008, expired unexercised.

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

Optional Conversion of Series B Preferred Stock

The Series B Preferred Stock is convertible into common stock at any time at the option of the holder. Each outstanding share of Series B Preferred Stock is convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.55 (as of April 4, 2009 and December 31, 2008). The Series B Preferred Stock has anti-dilution protections which adjust the conversion price, in the event of the issuance of shares of common stock at a price less than the conversion price then in effect.  If the Company issues equity securities for a per share price less than the conversion price of the Series B Preferred Stock, which was initially $2.50, the conversion price will be adjusted downwards using a weighted average calculation.

Mandatory Conversion of Series B Preferred Stock

If certain conditions described below are met, each share of Series B Preferred Stock will be automatically converted into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.55 (as of April 4, 2009 and December 31, 2008).  Mandatory conversion may only occur if the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market exceeds $5.00 (as adjusted for stock splits, stock dividends, combinations and similar transactions) for 20 consecutive trading days and either the registration statement governing the underlying shares of common stock is effective or the shares of common stock issuable upon conversion of the Series B Preferred Stock can be sold without restriction pursuant to Rule 144 of the Securities Act of 1933.  The mandatory conversion date will be extended for so long as the following events have occurred and are continuing:

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

Failure to Convert

If for any reason upon an optional or mandatory conversion the Company cannot issue shares of common stock which have been registered for resale pursuant to an effective registration statement, then the Company will be obligated to issue as many shares of common stock as its is able to issue.  If the Company does not have enough shares of common stock to cover the conversion of all outstanding shares of Series B Preferred Stock, then with respect to the unconverted shares of Series B Preferred Stock (other than unconverted Series B Preferred Stock resulting from the restrictions described above under “Conversion Restrictions”), the holder will have the right to (i) void its conversion notice, (ii) require the Company to redeem the unconverted shares of Series B Preferred Stock at a price per share equal to $6,250 plus liquidated damages and any accrued but unpaid dividends or (iii) require the Company to issue shares of common stock that have not been registered pursuant to the Securities Act.  If the holder elects redemption, the Company may pay the redemption price either in cash or in shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.55 (as of April 4, 2009 and December 31, 2008).

Redemption of Series B Preferred Stock

The holders of Series B Preferred Stock are entitled to redeem their shares of Series B Preferred Stock immediately prior to the consolidation, merger or business combination of the Company with another entity (other than pursuant to a migratory merger effected solely for the purpose of changing the jurisdiction of incorporation of the Company or a consolidation, merger or other business combination in which holders of the Company’s voting power immediately prior to the transaction continue after the transaction to hold, directly or indirectly, the voting power of the surviving entity or entities necessary to elect a majority of the members of the board of directors (or their equivalent if other than a corporation) of such entity or entities), the sale or transfer of more than 50% of the Company’s assets (other than inventory in the ordinary course of business) or the closing of a purchase, tender or exchange offer made to the holders of more than 50% of the outstanding common stock.  In such an event, the redemption price per share will equal $6,250 plus any accrued but unpaid dividends and liquidated damages. The Company may pay the redemption price in either cash or shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.55 (as of April 4, 2009 and December 31, 2008).

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

With respect to the events set forth in the first three bullet points above, the redemption price per share will equal $6,000 plus liquidated damages and any accrued but unpaid dividends. With respect to the event described in the fourth bullet point above, the redemption price per share will be the greater of (i) $6,000 plus liquidated damages and any accrued but unpaid dividends and

(ii) the product of the number of shares of common stock issuable upon the relevant shares of Series B Preferred Stock multiplied by the highest closing price for the common stock during the period beginning on the date of first occurrence of the event and ending one day prior to the date of payment of the redemption price.  If the effectiveness of the registration statement lapses, listing is suspended or the holders receive a notice that the Company will not or cannot comply with a conversion notice, the Company may choose to pay the redemption price in shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.55 (as of April 4, 2009 and December 31, 2008).

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

As a result of the issuance of shares of common stock in lieu of cash for the principal and interest payments due on the Convertible Notes the issuance of 850,000 shares of common stock related to the early termination of a lease, conversion of a portion of the Convertible Notes by the note holders, the exercise of the Warrant Bs, the issuance of 749,999 shares of common stock to the note holders as an inducement and the closing of the private placement of Series C Preferred Stock and warrants in the fourth quarter of 2007, the Company adjusted the conversion price on the Series B Preferred Stock as to $1.55.

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

In the purchase agreement, the Company also agreed to issue the Investors additional warrants in the event that the holders of certain existing warrants (none of whom are affiliated with the Investors) exercise those warrants in the future.  Upon such exercises, the Company will issue to the Investors additional warrants to purchase common stock equal to one-half of the number of shares of common stock issued upon exercise of these existing warrants.  The exercise price of these warrants will be $1.66 per share (during 2008, prior to the issuance of any such warrants, the warrant holders agreed to change the exercise price to $1.66 per share from $1.25 per share).  During 2008, the Company issued warrants to purchase an aggregate of 87,484 shares of common stock to the Investors as a result of warrant exercises during 2008.  No additional warrants were issued during the quarter ended April 4, 2009.  As of April 4, 2009, if all of the remaining existing warrants are exercised, the Company would need to issue warrants to purchase an additional 2,725,955 shares of common stock to the Investors.

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

Conversion

The holder of Series C Preferred Stock shall have the following conversion rights:

Holder’s Right to Convert.

At any time the holder of any such shares of Series C Preferred Stock may, at such holder’s option, elect to convert all or any portion of the shares of Series C Preferred Stock held by such person into a number of fully paid and nonassessable shares of common stock equal to the quotient of (i) the Stated Liquidation Preference Amount of the shares of Series C Preferred Stock being converted divided by (ii) the conversion price then in effect as of the date of the delivery by such holder of its notice of election to convert.  The initial conversion price of the Series C Preferred Stock is $1.04 per share.  The Series C Preferred Stock will receive weighted average anti-dilution protection in the event of a dilutive issuance (i.e. stock splits, stock dividends or other issuances deemed to be dilutive to the investor) in accordance with a formula set forth in the Certificate of Designation, subject to certain exceptions.

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

Accounting for the Series C Preferred Stock

Initially, based on the accounting guidance available at the closing of the Series C Preferred Stock transaction (see “Change in Accounting Principle” below), the Company accounted for the transaction in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series C Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities as follows:

Security	Face Value	Fair Value	Allocation of Proceeds, Net of Transaction Costs	Beneficial Conversion Feature	Initial Carrying Value
Redeemable convertible Series C Preferred Stock	$25,000,000	$18,193,950	$12,991,097	$11,762,887	$1,228,210
Warrants	—	$18,352,179	$10,092,623	—	—

The re-pricing of the exercise price of the Tranche I warrants from $1.44 to $1.25, as described above, was treated as a cancellation of the original warrants issued on November 8, 2007 and a re-issuance of new warrants on December 20, 2007.  The difference in fair value of the warrant was included in the allocation of net proceeds associated with the second closing of the Series C Preferred Stock on December 20, 2007.  The Company treated this as a deemed dividend on the Series C Preferred Stock.  The Company recorded a discount, including the re-pricing and beneficial conversion feature of $11,762,887 and recorded a deemed dividend of $11,947,881 to the holders of the Series C Preferred Stock, which included the initial allocation of the discount of $11,762,887 and $184,994 related to the accretion of the Series C Preferred Stock to its redemption value through the date that holders of the Series C Preferred Stock may first exercise their redemption right.  The Company is using the effective interest method to accrete the carrying value of the Series C Preferred Stock through the earliest possible redemption date (November 8, 2011), at which time the value of the Series C Preferred Stock would be $30.0 million or 120% of its face value.  The components of the carrying value of the Series C Preferred Stock from inception on November 8, 2007, the year ended December 31, 2007, March 29, 2008, December 31, 2008 and April 4, 2009, is as follows:

Total
Initial carrying value November 8, 2007	$1,228,210
Deemed dividend through December 31, 2007	$11,762,887
Accretion of original issue discount to redemption value through December 31, 2007	$184,994
Total	$13,176,091
Dividend through December 31, 2007 (1)	$100,000
Balance at December 31, 2007	$13,276,091
Accretion of original issue discount to redemption value for the three months ended March 29, 2008	637,991
Dividend for the three months ending March 29, 2008 (1)	303,962
Balance at March 29, 2008	$14,218,044

Balance at December 31, 2008	$17,248,593
Accretion of original issue discount to redemption value for the three months ended April 4, 2009	821,494
Dividend for the three months ending April 4, 2009 (1)	321,038
Balance at April 4, 2009	$18,391,125

(1)          The Company elected to add the dividend to the liquidation preference of the Series C Preferred Stock and it was recorded as a dividend to the holders of the Series C Preferred Stock.

In valuing the warrants, at issuance, associated with the Series C Preferred Stock the Company used the Black-Scholes option pricing model with the following range of assumptions:

Assumptions:	November 8, 2007	December 20, 2007

Expected life	4.0 years	5.2 years
Expected volatility	70%	70%
Dividends	none	none
Risk-free interest rate	3.64%	3.48%

Initially the Company had designated the warrants as equity instruments in accordance with FAS 133 and EITF 00-19, see warrant liabilities in Note C.

Note L. Stock Option Plans

Stock Option Plans

Under the Company’s 1998, 1999, 2000, 2002 and 2005 Stock Option Plans (collectively, the “Plans”), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase shares of the Company’s common stock. At April 4, 2009 10,091,767 stock options are available for future grants under the Plans.

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

The following table summarizes activity of the Company’s stock plans since December 31, 2008:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	10,147,996	$2.39	8.09	$382,951
Grants	1,038,000	$1.22
Exercises	—	$—
Cancellations	(334,626)	$6.28
Outstanding at April 4, 2009	10,851,370	$2.16	8.20	$1,676,828

Exercisable at April 4, 2009	3,005,725	$2.86	5.69	$807,875

Information relating to stock options outstanding as of April 4, 2009 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price

$0.41	to	$1.38	1,613,200	8.41	$1.14	714,950	$1.11
$1.39	to	$1.88	1,501,500	8.12	$1.56	760,750	$1.54
$1.90	to	$1.90	4,826,020	9.05	$1.90	30,000	$1.90
$1.91	to	$2.46	1,573,650	7.25	$2.27	627,650	$2.04
$2.50	to	$12.61	1,229,500	6.59	$3.75	764,875	$4.43
$17.56	to	$17.56	100,000	1.03	$17.56	100,000	$17.56
$17.750	to	$17.75	7,500	1.60	$17.75	7,500	$17.75
$0.41	to	$17.75	10,851,370	8.20	$2.16	3,005,725	$2.86

Options for the purchase of 3,249,976 shares were exercisable at December 31, 2008, with a weighted average exercise price of $3.22.

As of April 4, 2009, the Company had 92,135 shares of restricted stock outstanding of which 33,565 were vested.  Restricted stock is comprised of restricted stock awards to non-employee consultants of the Company for services to be rendered in fiscal 2009.  The Company valued the restricted stock grants at $165,000, the price of the Company’s stock on the day of the grant ($1.78 per share).  In connection with these restricted stock grants the Company recognized an expense of $37,500 in its general and administrative department for the period ended April 4, 2009 and $22,250 in its cost of product sales line item for the period ended April 4, 2009.  The Company had no unvested shares of restricted stock outstanding as of March 29, 2008.

As of April 4, 2009, there was approximately $8.4 million of total unrecognized costs related to non-vested share-based compensation arrangements.  The Company expects to recognize the cost over a weighted average period of approximately 2.3 years.  There were no options to purchase shares exercised during the three months ended April 4, 2009. Options to purchase 70,045 shares were exercised during the three month period ended March 29, 2008, and these options had an intrinsic value of $0.1 million on the date of exercise.

During 2000, the Company granted 216,000 non-qualified stock options to non-executive employees at an exercise price of $17.56 per share outside of the Board-approved Plans. As of December 31, 2008 and April 4, 2009, 21,000 of these options remained outstanding, respectively, which are included in the above table.

During 2008, as an inducement to his joining the Company, the Company granted the new CEO an option to acquire 4,796,020 shares of common stock at a price per share equal to $1.90, the closing price of the common stock on May 1, 2008, the date his employment commenced. The option vests over four years, with the first 25% vesting on May 1, 2009 and the balance vesting in equal quarterly installments over the following three years. The option was issued outside of the Company’s 2005 Incentive Compensation Plan.  As of December 31, 2008 and April 4, 2009, this option was outstanding and is included in the above table.

Note M. Warrants

The table below summarizes the Company’s warrants currently outstanding as of April 4, 2009:

		Original Warrant to Purchase				2009 Activity			Remaining Shares of Common
Date of Warrant Issuance	Holder of Warrant	Shares of Common Stock		Exercise Price $		Warrant Issued	Warrants Exercised or Redeemed	Warrants Expired	Stock underlying the warrant	Term (Years)
December 22, 2004	December 2004 Financing Investors	2,181,818		$2.00					804,546	5
May 31, 2005	Silicon Valley Bank	151,515		$1.39					151,515	10
August 12, 2005	August 2005 Financing Investors	1,169,038		$1.99					1,047,777	5
August 12, 2005	Ardour Capital Investment, LLC	93,523		$1.84					93,523	5
July 19, 2006	Warrant A, July 2006 Private Placement	3,636,368	(2)	$1.82					2,090,911	7
July 19, 2006	First Albany Warrants	218,182		$1.87					218,182	5
July 17, 2007	Warrant C, July 2006 Private Placement	1,818,187	(2)	$1.82					1,045,456	7
November 8, 2007	Series C Preferred Warrants (3)	15,262,072		$1.25	(1)				15,262,072	7
December 20, 2007	Series C Preferred Warrants	4,449,467		$1.25					4,449,467	7
April 7, 2008	International Master Technologies (4)	100,000		$1.84					100,000	5
June 28, 2008	Series C Preferred Warrant (5)	77,378		$1.66					77,378	7
September 27, 2008	Series C Preferred Warrant (5)	10,105		$1.66					10,105	7
Total Warrants outstanding as of April 4, 2009									25,350,932

(1)	These warrants originally had an exercise price of $1.44. Upon the second closing of the Series C Preferred Stock financing on December 20, 2007, these warrants were repriced to $1.25.
(2)

During the quarter ended March 29, 2008 Warrant As and Warrant Cs representing 303,031 and 151,516 shares of common stock, respectively, were redeemed resulting in the Company paying to the redeeming warrant holders approximately $0.6 million cash in the aggregate.

(3)	These warrants vested in full on May 7, 2008, six months from their date of inception.
(4)

On April 7, 2008, the Company issued a warrant to purchase 100,000 shares of common stock at a price of $1.84 per share, the closing price on the date of issuance, in connection with a sales and marketing agreement.  The Company recorded a charge to operations of approximately $121,000 related to the issuance of this warrant to the contractor.  This warrant is immediately exercisable and had no vesting provisions.  The Company used a Black-Scholes Option pricing model to value this warrant with key inputs as follows:

Input	April 7, 2008
Quoted Stock Price	$1.84
Exercise Price	$1.84
Time to Maturity (in years)	5.0
Stock Volatility	80.6%
Risk-Free Rate	2.80%
Dividend Rate	0%

(5)

As described above in Note K, the Company issued warrants to purchase 87,484 (77,379 and 10,105) shares of common stock at $1.66 per share to the Investors as a result of warrant exercises during the year ended December 31, 2008.  These warrants are immediately exercisable and have a 7 year life.

Note N. Segment Disclosures

The Company’s organizational structure is based on strategic business units that perform services and offer various products to the principal markets in which the Company’s products are sold. These business units equate to two reportable segments: Applied Technology and Renewable Energy Solutions.  Applied Technology is run through the Company’s subsidiary, Satcon Applied Technology, Inc., and Renewable Energy Solutions is run through the Company’s subsidiary, Satcon Power Systems, Canada, Ltd.  The summary of continuing operations by operating segment below has been adjusted due to the sale of the Power Systems US and Electronics divisions, each of which was previously reported as its own reportable segment, and no longer reflects the information for either or these two segments.

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

The following is a summary of the Company’s operations by operating segment:

	Three Months Ended
	April 4, 2009	March 29, 2008
Applied Technology:
Funded research and development and other revenue	$1,481,667	$1,183,678
Loss from operations	$(131,682)	$(527,265)

Renewable Energy Solutions:
Product revenue	$13,379,849	$10,175,918
Loss from operations	$(616,915)	$(1,678,586)

Corporate:
Loss from operations	$(4,417,817)	$(566,578)

Consolidated:
Product revenue	$13,379,849	$10,175,918
Funded research and development and other revenue	$1,481,667	$1,183,678

Total revenue	$14,861,516	$11,359,596

Operating loss from continuing operations	$(5,166,414)	$(2,772,429)
Change in fair value of warrants liabilities	(5,370,471)	(467,481)
Other (loss) income	(138,941)	258,923
Interest income	3,731	69,385
Interest expense	(82,361)	(46,191)

Net loss from continuing operations	$(10,754,456)	$(2,957,793)

Discontinued Operations:
Loss from discontinued operations, net	—	$(443,407)

Net loss	$(10,754,456)	$(3,401,200)

Common assets not directly attributable to a particular segment are included in the Corporate segment. These assets include cash and cash equivalents, prepaid and other corporate assets.  The following is a summary of the Company’s assets by operating segment:

	April 4, 2009	December 31, 2008
Applied Technology:
Segment assets	$2,137,717	$2,622,534
Renewable Energy Solutions
Segment assets	18,371,609	24,462,978
Corporate:
Segment assets	6,937,277	9,811,763
Total assets	$27,446,603	$36,897,275

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended
	April 4, 2009	March 29, 2008
Revenue by geographic region based on location of customer:
United States	$11,414,533	$10,955,012
Rest of world	3,446,983	404,584
Total revenue	$14,861,516	$11,359,596

	April 4, 2009	December 31, 2008
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:
United States	$806,015	$906,209
Rest of world	1,967,949	1,580,999
Total long-lived assets (including goodwill and intangible assets)	$2,773,964	$2,487,208

O. RESTRUCTURING COSTS

In June 2008, the Company began its restructuring efforts by eliminating the position of divisional presidents in its Applied Technology and Renewable Energy Solutions divisions and recorded a restructuring charge of approximately $0.6 million.  During the third quarter of 2008, the Company consolidated its Applied Technology division into one facility.  As a result, the Company recorded an additional restructuring charge of approximately $0.5 million.  These restructuring charges are comprised of approximately $0.8 million in employee severance, which will be paid out over the term of each specific employee agreement and $0.3 million in non-cash stock based compensation charges associated with the acceleration of certain unvested stock options and extensions of time to exercise certain stock options from 90 days to 2 years.  In addition, during the fourth quarter of 2008, as part of its restructuring efforts, the Company elected to terminate the employment contract of its former president.  As a result of this election, the Company recorded a restructuring charge of approximately $0.3 million, which will be paid in twenty six equal bi-weekly installments beginning after March 1, 2009.  As of April 4, 2009 and December 31, 2008, the accrued restructuring balance was approximately $0.5 million and $0.6 million, respectively.

Note P. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of this statement may change the current practice for fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  However, in February 2008, the FASB issued a final Staff Position to allow filers to defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  This pronouncement was adopted on January 1, 2009 by the Company.  The FASB Staff Position (“FSP”) does not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.   For financial assets and liabilities adopted see Note C Significant Accounting Policies and Basis of Presentation, Fair Value Measurements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP No. 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of FSP No. 142-3 did not have a material impact on the consolidated financial statements of the Company.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company believes that the adoption of this standard on its effective date will not have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. FAS 157-4 amends SFAS No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. FAS 157-4 to have a material effect on its financial statements.

The Company adopted SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 expands the disclosure provisions to apply to all entities with derivative instruments subject to SFAS No. 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS No. 133 required disclosures, generally will need to be presented for every annual and interim reporting period. The adoption of SFAS No. 161 did not have a material impact on the consolidated financial statements of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement

You should read the following discussion and analysis in conjunction with our consolidated financial statements and notes in Item 1 of this report and with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In addition to the historical information contained in this report, this report contains or incorporates by reference forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934.  You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “intends,” “estimates,” and similar expressions, whether in the negative or in the affirmative.  Such forward-looking statements includes those related to expected revenue growth, our ability to continue to make interest and principal payments on our Notes in shares of our common stock, our ability to achieve our business plan, and our ability to reduce costs in the future.  Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, these forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.  We caution that these statements are qualified by various factors that may affect future results, including the following: business conditions within the distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive industries and the world economies as a whole; technology developments and contract research and development for both the government and commercial sectors; the ability of our new products in penetrating the distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive markets.  This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, including particularly Part I, Item 1A, “Risk Factors.”

Forward-looking statements contained in this Quarterly Report speak only as of the date of this report.  Subsequent events or circumstances occurring after such date may render these statements incomplete or out of date.  We undertake no obligation and express disclaim any duty to update such statements.

Overview (Executive Summary)

Satcon Technology Corporation (“Satcon” or “Company”) is a leading clean energy technology provider of utility grade power solutions for the renewable and distributed energy markets.  We deliver power conversion solutions and system design services for large-scale renewable energy plants. Our products are utilized by businesses and utility companies to efficiently convert renewable energy sources into stable and reliable electrical power.

Our PowerGate® Plus suite of photovoltaic and fuel cell power inverters, which are sold through the Company’s Renewable Energy Solutions division,  offer rugged and reliable solutions that enhance the total output and power production of the solar installation.  We also offer system design services and solutions for management, monitoring, and performance measurement to maximize capital investment and improve overall quality and performance over the entire lifespan of the installation.

In addition to our core power conditioning solutions, we also develop, design and build power conversion electronics, power management and distribution systems for a variety of defense and commercial applications through our Applied Technology division.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, receivable reserves, inventory reserves, goodwill and intangible assets, contract losses and income taxes. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates were discussed with our Audit Committee.  There have been no material changes from the “Critical Accounting Policies and Significant Judgments and Estimates” previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  of our Annual Report on Form 10-K for the fiscal year ending December 31, 2008.

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

We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed-upon the final indirect cost rates for the fiscal year ended December 31, 2005. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of April 4, 2009 and December 31, 2008, we have accrued approximately $0 and $1.1 million, respectively, for anticipated contract losses on commercial contracts.

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

Warrant Liabilities

We evaluated our warrants in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, EITF No. 00-19 and EITF No. 07-05.  We determined the fair values of the investor warrants and placement agent warrants using valuation models we consider to be appropriate. Our stock price has the most significant influence on the fair value of the warrants. An increase in our common stock price would cause the fair values of warrants to increase, because the conversion and exercise prices, respectively, of such instruments are fixed at $1.65 and $1.815 per share, respectively, and result in a charge to our statement of operations. A decrease in our stock price would likewise cause the fair value of the warrants to decrease and result in a credit to our statement of operations.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of approximately $47.9 million as of December 31, 2008, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

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

Redeemable Convertible Series C Preferred Stock

We account for our issuance of Series C Preferred Stock and associated warrants in accordance with in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series C Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities and in accordance with EITF Topic D-98, classifying the Series C Preferred Stock as temporary equity on the balance sheet between the captions for liabilities and permanent shareholder’s equity.  We determined the initial value of the Series C Preferred Stock and investor warrants using valuation models we consider to be appropriate.

The re-pricing of the exercise price of the first tranche warrants from $1.44 to $1.25, as described in the footnotes to the financial statements, was treated as a cancellation of the original warrants issued on November 8, 2007 and a re-issuance or new warrants on December 20, 2007.  The difference in fair value of the warrant was included in the allocation of net proceeds associated with the second closing of the Series C Preferred Stock on December 20, 2007.  We treated this as a deemed dividend on the Series C Preferred Stock.  We are using the effective interest method to accrete the carrying value of the Series C Preferred stock through the earliest possible redemption date ( November 8, 2011), at which time the value of the Series C Preferred Stock would be $30.0 million, 120% of its face value.

Recent Accounting Pronouncements

See Note P of our Notes to Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Results of Operations

Three Months Ended April 4, 2009 (“2009”) Compared to Three Months Ended March 29, 2008 (“2008”)

Revenue.  Total revenue for 2009 increased approximately $3.5 million or 31% from $11.4 million in 2008 to $14.9 million in 2009.

	Three Months Ended
(Amounts in Millions)	April 4, 2009	March 29, 2008	Change $	% Change
Product Revenue
Alternative Energy Products	$9.2	$9.8	$(0.6)	(6)%
Other Legacy	4.2	0.4	3.8	950%
Total Product Revenue	$13.4	$10.2	$3.2	31%
Funded Research and Development and other revenue	$1.5	$1.2	$0.3	25%
Total Revenue	$14.9	$11.4	$3.5	31%

Alternative Energy Product revenue decreased by $0.6 million, or 6%, from $9.8 million in 2008 to $9.2 million in 2009 due to the overall macroeconomic market conditions. The decrease in Alternative Energy Products was offset by the recognition of approximately $4.2 million related to the sale of frequency converters, classified as “Other Legacy” product revenue, in 2009, for which the recognition of revenue had been deferred until the product was accepted by the customer, which was obtained during the quarter ended April 4, 2009.

Funded research and development and other revenue increased $0.3 million, or 25%, from $1.2 million in 2008 to $1.5 million in 2009. The increase is driven by an increased in revenue from commercial customer by $0.2 million, and an increase in government contracts during the period of approximately $0.1 million.

Gross Margin. Total Company gross margin increased from 5.6% in 2008 to 9.8% in 2009.  The increase in gross margin over the period of a year ago is due to material cost reduction programs and increased labor efficiency.  In addition, the $4.2 million of deferred frequency converter revenues recognized during the current quarter had no gross margin as the amount recognized as revenue equaled the related costs recognized for the period.   Without this single item, our gross margin would have been approximately 13.8% for the period.

Gross margins on funded research and development and other revenue increased from approximately 14% in 2008 to approximately 25% in 2009 due to the favorable mix of commercial customer revenues as compared to that of 2008.

Research and development expenses.  We expended approximately $1.9 million on research and development in 2009 compared with $0.9 million spent in 2008.  The increase in spending during 2009 was driven by a planned increase in costs associated with certification of our new products and continued new product development, including a small increase in our technical staffing.  .  These additional resources are developing the new products, features and customer solutions which we believe will allow us to take advantage of both short-term and long-term market opportunities.  This investment in research and development is critical to both our current and future success and we anticipate this level of investment to continue.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by approximately $2.2 million, or 88%, from $2.5 million in 2008 to $4.7 million in 2009.  Approximately $0.5 million of the increase is directly attributable to compensation costs related to the issuance of stock options to our employees and directors pursuant to SFAS 123(R) charged to operations in 2009. Approximately $0.4 million of the increase was associated with increased corporate costs and approximately $1.3 million of the increase was due to the higher sales and marketing costs directly related to international business development, company re-branding and our increased outbound marketing efforts in 2009 compared to 2008.

Amortization of intangibles.  Amortization of intangibles remained flat at $0.1 million.

Change in fair value of warrant liabilities.  The change in fair value of the warrants for 2009 was a charge of approximately $5.4 million. Approximately $0.7 million related to the change in valuation of our Warrant As and Warrant Cs.  The remaining $4.7 million charge related to the change in fair value of our warrant liabilities was due to our adoption during the period of EITF No. 07-05 “ Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock “.  As a result of our adoption of EITF 07-05 19,899,022 warrants to purchase our common stock, originally classified as equity, were reclassified to warrant liabilities and will continue to be fair valued moving forward.  The change in fair value of the warrants for 2008 was a charge of approximately $0.5 million.

Other Income (expense).  Other expense was approximately $139,000 for 2009 compared to other income of approximately $259,000 for 2008.  Other expense for 2009 consists primarily of approximately $123,000 foreign currency transaction losses during the period and other fees paid related to consulting services for the valuation of our Convertible Note financing transaction as well as other expenses not related to ongoing operations.  Other income for 2008 consists primarily of approximately $205,000 foreign currency transaction gains and $70,000 related to order cancellation charges during the period off set by fees paid related to consulting services for the valuation of our Convertible Note financing transaction as well as other expenses not related to ongoing operations.

Interest income.  Interest income decreased from $0.1 million in 2008 to $0 in 2009.  This is due to a decrease in cash on hand coupled with a decrease in returns on our money market account.

Interest expense.  Interest expense increased $35,000 in 2009 to $82,000 as compared to $47,000 in 2008.  Interest expense for 2009 includes approximately $29,000 of non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock, and $53,000 in interest related our line of credit during the period.  Interest expense for 2008 includes approximately $30,000 of non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock, and interest on outstanding amounts under our line of credit during the period.

Deferred Revenue.  Deferred revenue was approximately $3.7 million at April 4, 2009 as compared to $6.7 million at December 31, 2008, a decrease of approximately $3.0 million.  We record deferred revenue (i) when a customer pays in advance or (ii) when provisions for revenue recognition on items shipped have not been achieved or the items have not yet been received by the customer due to shipping terms such as FOB destination.

Currently deferred revenue is composed of $1.0 million of current deferred product revenue and $2.7 million of long-term deferred warranty revenue.  During 2009 we recognized approximately $4.1 million upon the completion of a contract related to a project with the Navy for which all units had been delivered during the first quarter of 2008.   For items that have shipped and are awaiting recognition of revenue their costs are included in our finished goods inventory value at the end of the period.

Liquidity and Capital Resources

As of April 4, 2009, we had approximately $6.8 million of cash, of which approximately $0.1 million was restricted.

Based upon our current working capital position, current operating plans and expected business conditions, we believe that our current cash, as well as the availability from our line of credit with Silicon Valley Bank, will be adequate to fund our operations through December 31, 2009.  Beyond 2009, we expect to fund our working capital needs and other commitments primarily through our operating cash flow, which we expect to improve as our product costs continue to decrease and as our unit volumes grow. We also expect to rely on our credit facility to fund a portion of our capital needs and other commitments.  The credit facility contains certain financial covenants.  As we were not in compliance with these covenants as of April 4, 2009, Silicon Valley Bank granted us a waiver with respect to these covenants as of April 4, 2009.

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

We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of April 4, 2009, we had an accumulated deficit of approximately $213 million.  Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities and convertible debt, public security offerings, borrowings under our lines of credit and capital equipment leases.

As of April 4, 2009, our cash and cash equivalents were $6.8 million, including restricted cash and cash equivalents of $0.1 million; this represents a decrease in our cash and cash equivalents of approximately $3.2 million from the $10.0 million on hand at December 31, 2008. Cash used in operating activities for the three months ended April 4, 2009 was $4.3 million as compared to $2.3 million for the three months ended March 29, 2008. Cash used in operating activities during the three months ended April 4, 2009 was primarily attributable to the net loss of approximately $5.4 million offset by non-cash items such as the change in the fair value of our warrants, depreciation and amortization, deferred revenue, non-cash compensation and consulting expense, non-cash interest expense and decreases in working capital.

Cash used in investing activities during the three months ended April 4, 2009 was $0.7 million as compared to $0.1 million for the three months ended March 29, 2008.  Cash used in investing activities during these periods was a result of capital expenditures during each of the respective periods.

Cash provided by financing activities for the three months ended April 4, 2009 was approximately $1.5 million as compared to cash provided by financing activities of $2.5 million for the three months ended March 29, 2008.   Net cash provided by financing activities during 2009 related to net borrowings under our line of credit of $1.5 million.   Net cash provided by financing activities during 2008 primarily related to borrowings under our line of credit of $3.0 million and approximately $0.1 million from the exercise employee stock options offset in part by approximately $0.6 million paid to warrant holders exercising their redemption right during the period and payments on our capital lease obligations.

Cash used in discontinued operations was $0.0 for 2009 as compared to $1.0 million for 2008.  Net cash used in operating activities from discontinued operations was $0.0 in 2009 compared to $0.9 million in 2007.  Net cash used in investing activities from discontinued operations was $0.0 in 2009 compared to $0.1 million in 2008.  Net cash used in financing activities from discontinued operations was $0 in 2009 and 2008.

Payments Due Under Contractual Obligations

We lease equipment and office space under non-cancelable capital and operating leases. The future minimum rental payments as of April 4, 2009 under the capital and operating leases with non-cancelable terms are included in the table below:

Calendar Years Ending December 31,	Capital Leases	Operating Leases

2009	$—	$551,383
2010	—	$344,713
2011	—	$224,712
Total	$—	$1,120,808

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities. Interest on outstanding balances under our credit facility with Silicon Valley Bank accrues at a rate equal to the Bank’s prime rate of interest plus 1.0% per annum. Our ability to carry out our business plan or our ability to finance future working capital requirements may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.

Foreign Currency Risk

Nearly all of our sales outside the United States are priced in US Dollars. If the US Dollar strengthens versus local currencies, it may result in our products becoming more expensive in foreign markets. In addition, a significant amount of our current costs are incurred in foreign currencies, especially the Canadian Dollar. If the US Dollar weakens versus these local currencies, it may result in an increase in our cost structure.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (who is also currently our interim principal financial officer) of the effectiveness of our disclosure controls and procedures as of April 4, 2009. Based upon that evaluation, the Chief Executive Officer, acting as both the principal executive officer and interim principal financial officer, concluded that our disclosure controls and procedures are effective as of April 4, 2009.

(b) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to routine litigation and proceedings in the ordinary course of business.

On May 9, 2008, Advanced Energy Industries, Inc. (“AE”) filed a civil action in Colorado state court against us and our Chief Executive Officer, Charles S. Rhoades, seeking to enjoin Mr. Rhoades from employment by the Company based upon its claim that Mr. Rhoades was subject to a non-competition agreement with AE. On March 3, 2009, the parties agreed to settle this case.  The settlement of the case will not have a material financial impact on the Company and Mr. Rhoades will be free to continue to serve as the Company’s President and Chief Executive Officer.

We are not aware of any other current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or net cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2008.

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

SATCON TECHNOLOGY CORPORATION
Date: May 12, 2009	By:

/s/ CHARLES S. RHOADES
Charles S. Rhoades
President, Chief Executive Officer and Interim Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Satcon 2009 Incentive Plan for Management is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 24, 2009 (File No. 1-11512).
31.1	Certification by Principal Executive Officer and Interim Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002