Form 10-Q
period 2009-07-04
SATCON TECHNOLOGY CORP
filed 2009-08-13
CIK 889423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 4, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value,

70,231,491 shares outstanding as of August 1, 2009.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 4, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$22,893,806	$9,957,716
Restricted cash and cash equivalents	84,000	84,000
Accounts receivable, net of allowance of $178,182 and $168,219 at July 4, 2009 and December 31, 2008, respectively	8,621,944	11,471,671
Unbilled contract costs and fees	213,730	398,707
Inventory	6,686,480	11,457,532
Prepaid expenses and other current assets	1,327,592	1,040,441
Total current assets	$39,827,552	$34,410,067
Property and equipment, net	2,661,544	1,964,968
Goodwill, net	123,714	123,714
Intangibles, net	201,382	398,526
Total assets	$42,814,192	$36,897,275

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$3,000,000	$3,000,000
Accounts payable	6,998,960	8,588,313
Accrued payroll and payroll related expenses	2,282,318	2,042,786
Other accrued expenses	3,607,569	2,825,255
Accrued contract loss	—	1,131,370
Accrued restructuring costs	292,318	602,782
Deferred revenue	162,352	4,214,389
Total current liabilities	$16,343,517	$22,404,895

Warrant liabilities	$2,849,528	$2,407,438
Deferred revenue, net of current portion	3,508,084	2,512,794
Redeemable convertible Series B preferred stock (75 and 290 shares issued and outstanding at July 4, 2009 and December 31, 2008, respectively; face value $5,000 per share; liquidation preference $375,000 and $1,450,000 at July 4, 2009 and December 31, 2008, respectively)	375,000	1,450,000
Other long-term liabilities	43,259	58,282
Total Liabilities	$23,119,388	$28,833,409
Commitments and contingencies (Note H)
Redeemable convertible Series C preferred stock (25,000 shares issued and outstanding at July 4, 2009 and December 31, 2008; face value $1,000 per share; liquidation preference $26,983,562 and $26,350,000 at July 4, 2009 and December 31, 2008, respectively)	$19,665,703	$17,248,593

Stockholders’ equity (deficit):
Common stock; $0.01 par value, 200,000,000 shares authorized; 70,211,491 and 51,479,822 shares issued and outstanding at July 4, 2009 and December 31, 2008, respectively	$702,115	$514,798
Additional paid-in capital	219,469,087	182,222,762
Accumulated deficit	(218,372,749)	(189,962,435)
Accumulated other comprehensive loss	(1,769,352)	(1,959,852)
Total stockholders’ equity (deficit)	$29,101	$(9,184,727)
Total liabilities and stockholders’ equity (deficit)	$42,814,192	$36,897,275

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Revenue
Product revenue	$7,627,619	$9,555,891	$21,007,468	$19,731,809
Funded research and development and other revenue	1,563,131	3,807,450	3,044,798	4,991,128
Total revenue	$9,190,750	$13,363,341	$24,052,266	$24,722,937

Cost of revenue:
Cost of product revenue	$7,935,446	$9,167,176	$20,220,484	$18,877,555
Cost of funded research and development and other revenue	1,251,418	2,666,547	2,368,251	3,682,420
Total cost of revenue	$9,186,864	$11,833,723	$22,588,735	$22,559,975

Gross margin	$3,886	$1,529,618	$1,463,531	$2,162,962

Operating expenses:
Research and development	$2,244,162	$1,109,258	$4,115,424	$1,977,350
Selling, general and administrative	4,667,594	4,785,895	9,343,818	7,245,004
Restructuring charge	—	606,607	—	606,607
Amortization of intangibles	78,571	78,572	157,144	157,144
Total operating expenses from continuing operations	$6,990,327	$6,580,332	$13,616,386	$9,986,105

Operating loss from continuing operations	$(6,986,441)	$(5,050,714)	$(12,152,855)	$(7,823,143)

Change in fair value of warrant liabilities	$1,776,137	$(2,396,717)	$(3,594,334)	$(2,864,198)
Other (loss) income, net	(486,649)	(17,570)	(625,590)	241,353
Interest income	1,836	70,886	5,567	140,271
Interest expense	(137,823)	(97,546)	(220,184)	(143,737)
Net loss from continuing operations	$(5,832,940)	$(7,491,661)	$(16,587,396)	$(10,449,454)

Loss from discontinued operations, net	—	$(523,996)	—	$(967,403)
Net loss	$(5,832,940)	$(8,015,657)	$(16,587,396)	$(11,416,857)

Deemed dividend and accretion on Series C preferred stock and warrants	$(887,526)	$(795,008)	$(1,709,020)	$(1,433,000)
Dividend on Series C preferred stock	(387,051)	(310,792)	(708,089)	(614,753)
Net loss attributable to common stockholders	$(7,107,517)	$(9,121,457)	$(19,004,505)	$(13,464,610)

Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.13)	$(0.17)	$(0.36)	$(0.25)
From loss on discontinued operations	—	$(0.01)	—	$(0.02)
Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.13)	$(0.18)	$(0.36)	$(0.27)

Weighted average number of common shares, basic and diluted	54,717,764	50,414,800	53,127,814	50,174,860

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the six months ended July 4, 2009

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
Balance, December 31, 2008	51,479,822	$514,798	$182,222,762	$(189,962,435)	$(1,959,852)	$(9,184,727)

Cumulative effect of a change in accounting principle — January 1, 2009 reclassification of warrants to warrant liabilities	—	—	(10,218,623)	(11,822,918)	—	(22,041,541)

Net loss				(16,587,396)	—	(16,587,396)	$(16,587,396)
Issuance of common stock in connection with underwritten public offering, net of issuance costs of $1,745,525	17,891,346	178,913	21,334,312	—	—	21,513,225	—
Reclassification of Series C Preferred Stock warrant liability to additional paid in capital due to warrant modification	—	—	25,193,785	—	—	25,193,785	—
Issuance of Warrants to Series C Preferred Stockholders for modification of anti-dilution feature	—	—	515,000	—	—	515,000	—
Adjustment to conversion price of Series B Preferred Stock due to anti-dilution provisions	—	—	55,369	—	—	55,369	—
Issuance of common stock to 401(k) Plan	69,650	697	107,262	—	—	107,959	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock	4,750	48	7,094	—	—	7,142	—
Issuance of common stock in connection with the conversion of Series B Preferred Stock	719,528	7,195	1,067,805	—	—	1,075,000	—
Issuance of common stock in lieu of six-month cash dividend on redeemable convertible Series B Preferred Stock	46,395	464	70,906	—	—	71,370	—
Accretion of Series C Preferred Stock to its redemption value	—	—	(1,709,020)	—	—	(1,709,020)	—
Dividend on Series C Preferred Stock and accretion of Series C Preferred Stock Dividend to its redemption value	—	—	(708,089)			(708,089)	—
Employee stock-based compensation	—	—	1,530,524	—	—	1,530,524	—
Foreign currency translation adjustment	—	—	—	—	190,500	190,500	190,500
Comprehensive loss	—	—	—	—	—	—	$(16,396,896)

Balance, July 4, 2009	70,211,491	$702,115	$219,469,087	$(218,372,749)	$(1,769,352)	$29,101

The accompanying notes are an integral part of these unaudited consolidated financial statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 4, 2009	June 28, 2008
Cash flows from operating activities:
Net loss	$(16,587,396)	$(11,416,857)
Net loss from discontinued operations	—	967,403
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	816,160	544,757
Provision for uncollectible accounts	9,964	(28,641)
Non-cash compensation expense related to issuance of stock options and warrants to employees and non-employees and issuance of common stock to 401(k) Plan, including stock based compensation costs of $1,530,524 and $880,220 for the six months ended July 4, 2009 and June 28, 2008, respectively	1,575,024	1,166,517
Non-cash expense associated with the issuance of warrants	515,000	121,000
Change in fair value of warrant liabilities	3,594,334	2,864,198
Non-cash interest expense	112,406	68,000
Changes in operating assets and liabilities:
Accounts receivable	3,295,522	740,354
Unbilled contract costs and fees	184,977	42,873
Prepaid expenses and other assets	81,939	72,403
Inventory	5,191,014	(3,761,765)
Other long-term assets	—	13,901
Accounts payable	(1,865,760)	(3,057,044)
Accrued expenses and payroll	909,854	483,528
Accrued contract losses	(1,149,684)	99,851
Deferred revenue, current and long portion	(3,287,340)	6,112,537
Other current liabilities	(365,023)	(9,619)
Accrued restructuring	(310,464)	451,152
Total adjustments	$9,307,923	$5,924,002
Net cash used in operating activities in continuing operations	$(7,279,473)	$(4,525,452)

Cash flows from investing activities:
Purchases of property and equipment	$(1,210,181)	$(341,842)
Net cash used in investing activities in continuing operations	$(1,210,181)	$(341,842)

Cash flows from financing activities:
Net borrowings under line of credit	$—	$3,000,000
Net proceeds from public sale of common stock	21,513,225	—
Payments related to warrant holder redemption rights	—	(572,250)
Net proceeds from exercise of options to purchase common stock	7,142	1,196,926
Net proceeds from exercise of warrants to purchase common stock	—	201,092
Net cash provided by financing activities in continuing operations	$21,520,367	$3,825,768

Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	$—	$(1,396,703)
Net cash used in investing activities of discontinued operations	$—	$(99,777)
Net decrease in cash and cash equivalents from discontinued operations	$—	$(1,496,480)
Effects of foreign currency exchange rates on cash and cash equivalents	$(94,623)	$(308,178)
Net increase (decrease) in cash and cash equivalents	$12,936,090	$(2,846,184)
Cash and cash equivalents at beginning of period	$9,957,716	$12,615,566
Cash and cash equivalents at end of period	$22,893,806	$9,769,382

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended
	July 4, 2009	June 28, 2008
Non-cash Investing and Financing Activities:
Employee stock-based compensation (1)	$1,530,524	$909,647
Common stock issued related to 401(k) contributions	$107,959	$271,984
Accretion of redeemable convertible preferred stock discount and dividends	$2,417,109	$1,317,000
Modification of warrants to purchase common stock	$515,000	$—
Common stock issued in lieu of dividends on redeemable convertible Series B preferred stock	$71,370	$68,000
Conversion of Series B Preferred Stock into common stock	$1,075,000	$—
Financing of long-term capital leases	$—	$87,704
Issuance of warrants and beneficial conversion feature	$—	$232,000
Adjustment to conversion price of Series B Preferred Stock	$55,369	$—
Interest and Income Taxes Paid:
Interest	$107,778	$77,391
Income Taxes	$—	$—

(1) Includes $0 and $29,426, related to discontinued operations, for the six month periods ended July 4, 2009 and June 28, 2008, respectively.

SATCON TECHNOLOGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JULY 4, 2009 (“2009”) AND JUNE 28, 2008 (“2008”)

(Unaudited)

Note A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Satcon Technology Corporation and its wholly-owned subsidiaries (collectively, the “Company”) as of July 4, 2009 and for the three and six months ended July 4, 2009 and June 28, 2008 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and six months ended July 4, 2009 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note B. Realization of Assets and Liquidity

The Company anticipates that its current cash, including cash raised in its sale of common stock during the period ended July 4, 2009, along with the availability under its credit facility with Silicon Valley Bank, will be sufficient to fund its operations through at least December 31, 2009. The Company has developed a business plan that envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past and allow the Company to remain in compliance with the covenants of the credit facility.  Although the Company believes it has developed a realistic business plan, there is no assurance that it can achieve these objectives.  Accordingly, if the Company is unable to realize its business plan or does not remain in compliance with the covenants of the credit facility, the Company may need to raise additional funds in the future in order to sustain operations by selling equity or taking other actions to conserve its cash position, which could include selling of certain assets and incurring additional indebtedness, subject to the restrictions in the 2007 preferred stock financing.  Such actions would likely require the consent of the investors in that financing (the “Investors”), and there can be no assurance that such consent would be given.  Furthermore, there can be no assurance that the Company will be able to raise such funds if they are required.

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

The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of July 4, 2009 and December 31, 2008, the Company has accrued approximately $0 and $1.1 million, respectively, for anticipated contract losses on commercial contracts.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, overnight repurchase agreements with Silicon Valley Bank (the “Bank”) and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At July 4, 2009, the Company had approximately $10.0 million invested in a money market account with a national bank. At July 4, 2009 and December 31, 2008, the Company had restricted cash as indicated in the table below.

Restricted Cash	July 4, 2009	December 31, 2008
Security deposits	$34,000	$34,000
Certificates of deposit	50,000	50,000
Total restricted cash	$84,000	$84,000

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is its local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders’ equity (deficit) including the long-term portion of intercompany advances is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive income (loss). Foreign currency gains and losses were as follows for the three and six month periods ended July 4, 2009 and June 28, 2008:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Other income (expense) (1)	$71,003	$27,805	$(52,360)	$271,867

(1)          All foreign currency transaction gains and losses are recorded as a component of other income (expense) and all periods presented have been adjusted to reflect this classification.

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

The Company recognized the full impact of its share-based compensation plans in the consolidated financial statements for the three and six months ended July 4, 2009 and June 28, 2008 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material.  The following table presents share-based compensation expense included in the Company’s consolidated statement of operations:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Cost of product revenue	$38,135	$21,401	$86,763	$42,114
Funded research and development and other revenue expense	18,166	26,795	39,225	53,590
Un-funded research and development and other revenue expenses	85,061	11,581	169,535	22,691
Selling, general and administrative expenses	706,845	691,177	1,235,001	761,825
Share based compensation expense from continuing operations before tax	$848,207	$750,954	$1,530,524	$880,220

Share based compensation expense from discontinued operations	$—	$12,678	$—	$29,427

Total share based compensation expense before tax	$848,207	$763,632	$1,530,524	$909,647

Income tax benefit	$—	$—	$—	$—

Net share-based compensation expense	$848,207	$763,632	$1,530,524	$909,647

Compensation expense associated with the granting of stock options to employees is being recognized on a straight-line basis over the service period of the option.  In instances where the actual compensation expense would be greater than that calculated using the straight-line method, the actual compensation expense is recorded in that period.  As of July 4, 2009, there was approximately $8.0 million of total unrecognized costs related to non-vested share-based compensation arrangements.  The Company expects to recognize the cost over a weighted average period of approximately 2.4 years.

The weighted average grant date fair value of options granted during the three and six months ended July 4, 2009 and June 28, 2008 were $1.93 and $1.41 and $1.96 and $1.96, respectively, per option.  The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended		Six Months Ended
Assumptions:	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Expected life	5.0 to 6.25 years (1)	5.0 to 6.25 years (1)	5.0 to 6.25 years (1)	5.0 to 6.25 years (1)
Expected volatility ranging from	72.9% - 82.96%(2)	80.1% - 84.5% (2)	72.9% - 82.96% (2)	80.1% - 89.5% (2)
Dividends	none	none	none	none
Risk-free interest rate	1.50% (3)	2.8% to 3.0(3)	1.50% to 2.00% (3)	2.70% to 3.16% (3)
Forfeiture Rate (4)	6.25%	6.25%	6.25%	6.25%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
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

Significant customers are defined as those customers that account for 10% or more of total net revenue in a fiscal year or 10% or more of accounts receivable and unbilled contract costs and fees at the end of a fiscal period. For the three and six months ended July 4, 2009, there were three and four customers that were deemed significant with regards to revenue.  For the three months ended July 4, 2009, these customers accounted for approximately 42%, or approximately $3.9 million, of revenue.  For the six months ended July 4, 2009, these customers accounted for approximately 54% or approximately $13.1 million, of revenue.  At July 4, 2009, there are three customers that were deemed significant with regards to accounts receivable.  At July 4, 2009, these customers accounted for approximately 51%, or approximately $4.5 million, of accounts receivable.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable and debt instruments,. The estimated fair values of these financial instruments approximate their carrying values at July 4, 2009 and December 31, 2008. The estimated fair values have been determined through information obtained from market sources and management estimates.  The Company’s warrant liability is recorded at fair value.  See “Fair Value Measurement” section below.

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

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of July 4, 2009 are as follows:

Fair Value Measurements at Reporting Date Using

Description	Balance as of July 4, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market funds (2)	$10,000,649	$10,000,649	$—	$—

Total Assets	$10,000,649	$10,000,649	$—	$—

Liabilities
Long-term warrant liability (1)	$2,849,528	$—	$2,849,528	$—

Total Liabilities	$2,849,528	$—	$2,849,528	$—

(1)          Within the Company’s Level 2 financial assets, which consists of long term investor warrant liabilities comprised of the Warrant As, Warrant Cs, the Series C Preferred Warrants and the placement agent warrants.  The Warrant As and Warrant Cs are being fair valued utilizing a binomial lattice model and the placement agent warrants and the Series C Preferred Warrants are being fair valued using the Black-Scholes option pricing model. (see Note J. Warrant Liabilities-Valuation — Methodology and Significant Assumptions and Note K - Redeemable Convertible Series B and Series C Preferred Stock and warrant liabilities below).

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

Upon the Company’s adoption of EITF No. 07-05 on January 1, 2009, the Company’s evaluation of the Series C Preferred Stock Warrants determined that the 19,799,022 Series C Preferred Stock Warrants did not qualify for a scope exception under SFAS No. 133 as they were determined to not be indexed to the Company’s stock as prescribed by EITF No. 07-05. As a result on the date of adoption the Company reclassified these warrants from additional paid in capital to warrant liabilities through a cumulative effect of a change in accounting principle.   The initial value of the warrant liability at adoption was $22,041,541.

For the three months ended July 4, 2009, the Company recorded a credit to the change in fair value of these warrants of approximately $1.6 million for the decrease in the fair value related to these warrants during the three month period.  For the six months ended July 4, 2009 the Company recorded a charge to change in fair value of warrants of approximately $3.2 million, for the increase in the fair value related to these warrants during the period.  The warrants did not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants were to be recognized currently in earnings until such time as the warrants were modified in the manner described below, exercised or expired.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	January 1, 2009	April 4, 2009	July 3, 2009

Expected life	5.9 – 6.7 years	5.6 – 6.5 years	5.4 – 6.2 years
Expected volatility	80% - 85%	75% - 85%	75% - 80%
Dividends	none	none	none
Risk-free interest rate	1.69% - 1.83%	2.06% - 2.35%	2.56% – 2.87%

On July 3, 2009, the Company modified certain provisions contained within the Series C Preferred Stock Warrants.  As a result of this modification these warrants will now accounted for as equity by the Company, as they now qualify for the scope exemption under SFAS No. 133.  Previously the warrants, due to the adoption of EITF 07-05, were accounted for as a derivative liability.  In addition, as a result of this modification, the Company will no longer be required to mark these warrants to fair value each quarter.  (See Note J. Convertible Debt Instruments and Warrant Liabilities)

In addition, the Company determined the fair values of the investor warrants (the Warrant As and Warrant Cs) and placement agent warrants using valuation models it considers to be appropriate. The Company’s stock price has the most significant influence on the fair value of its warrants. An increase in the Company’s common stock price would cause the fair values of the warrants to increase, because the exercise price of the warrants is fixed at $1.815 per share and result in a charge to our statement of operations. A decrease in the Company’s stock price would likewise cause the fair value of the warrants to decrease and result in a credit to our statement of operations. See Note J for valuation discussion.

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

Reclassifications

Certain prior-year balances have been reclassified to conform to current-year presentations.  The Company reclassified the effects of foreign currency translation, of which a portion was previously accounted for in cost of sales, to other income (expense) in its statement of operations for the three and six months ended June 28, 2008.  The effect of the reclassification was approximately $0.0 million and $0.2 million of translation related gains being accounted for in other income for the three and six month periods ended June, 28, 2008, respectively.

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

There were no sales and no loss from discontinued operations during the three and six month periods ended July 4, 2009.  Net sales from discontinued operations were $3.6 million and $7.1 million for the three and six months ended June 28, 2008, respectively. Loss from discontinued operations was $0.5 million and $1.0 million for the three and six months ended June 28, 2008.   Net sales and net loss from discontinued operations for the three and six months ended June 28, 2008 is broken out by division as follows:

	Three and Six Months Ended
	(amounts in thousands)
Division	June 28,2008	June 28, 2008
Electronics
Net Sales	$2,635	$5,233

Net Loss	$(215)	$(430)
Power Systems, US
Net Sales	$939	$1,868

Net Loss	$(309)	$(537)
Discontinued Operations
Total Net Sales	$3,574	$7,101
Total Net Loss	$(524)	$(967)

In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations, the Company has not allocated interest to discontinued operations.  The Company has also eliminated all intercompany activity associated with discontinued operations.

There were no net assets of the Electronics and Power Systems US divisions at July 4, 2009 and December 31, 2008.

Note E. Loss per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Loss from continuing operations	$(5,832,940)	$(7,491,661)	$(16,587,396)	$(10,449,454)

Loss from discontinued operations	—	(523,996)	—	(967,403)
Accretion and dividends and deemed dividends on Series C Preferred Stock	(1,274,577)	(1,105,800)	(2,417,109)	(2,047,753)
Net loss attributable to common shareholders	$(7,107,517)	$(9,121,457)	$(19,004,505)	$(13,464,610)
Basic and diluted:
Common shares outstanding, beginning of period	51,549,472	49,961,607	51,479,821	49,803,979
Weighted average common shares issued during the period	3,168,292	453,193	1,647,993	370,881
Weighted average shares outstanding—basic and diluted	54,717,764	50,414,800	53,127,814	50,174,860

Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.13)	$(0.17)	$(0.36)	$(0.25)
From loss on discontinued operations	$—	$(0.01)	$—	$(0.02)
Net loss per weighted average share, basic and diluted	$(0.13)	$(0.18)	$(0.36)	$(0.27)

As of July 4, 2009 and June 28, 2008, shares of common stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive.  In addition, shares of common stock issuable upon the conversion of Series B Preferred Stock and Series C Preferred Stock were excluded from the diluted weighted average common shares outstanding as their effect would also have been anti-dilutive.   The Company reports net loss per basic and diluted common share in accordance with SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, except when the effect would be anti-dilutive.

The table below summarizes the option and warrants and convertible preferred stock that were excluded from the calculation above due to their effect being antidilutive:

	At
	July 4, 2009	June 28, 2008
Common Stock issuable upon the exercise of:
Options	11,169,620	9,548,307
Warrants	25,730,932	26,498,383
Total Options and Warrants excluded	36,900,552	36,046,690

Common Stock issuable upon the conversion of redeemable convertible Series B Preferred Stock	251,678	1,096,774
Common Stock issuable upon the conversion of redeemable convertible Series C Preferred Stock	25,945,734	24,725,725

The table below details out shares of common stock underlying securities for which the securities would have been considered dilutive at July 4, 2009 and June 28, 2008, had the Company not been in a loss position:

	# of Underlying Common Shares
	July 4, 2009	June 28, 2008
Employee stock options	3,141,950	2,714,000
Warrants to purchase common stock	20,330,537	26,498,383
Series B Convertible Preferred Stock	251,678	1,096,774
Series C Convertible Preferred Stock	25,945,734	24,725,725
Total	49,669,899	55,034,882

Note F. Inventory

Inventory components at the end of each period were as follows:

	July 4, 2009	December 31, 2008
Raw material	$4,009,173	$4,920,780
Work-in-process	1,695,858	6,182,835
Finished goods	981,449	353,917
	$6,686,480	$11,457,532

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

Note H. Commitments and Contingencies

Operating Leases

The Company leases its facilities under various operating leases that expire through October 2011.

Future minimum annual rentals under lease agreements at July 4, 2009 are as follows:

Fiscal Year
2009	$284,013
2010	$344,713
2011	$224,712
Total	$853,438

Letters of Credit:

The Company utilizes a standby letter of credit to satisfy a security deposit requirement and in some instances to satisfy warranty commitments. Outstanding standby letters of credit as of July 4, 2009 and December 31, 2008 were $34,000.  The Company is required to pledge cash as collateral on these outstanding letters of credit. As of July 4, 2009 and December 31, 2008, the cash pledged as collateral for these letters of credit was $34,000, and is included in restricted cash and cash equivalents on the balance sheet.

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

On September 24, 2008, the Company entered into the Second Loan Modification Agreement with the Bank.  The Second Loan Modification modified certain of the financial covenants related to the Loan Agreement.  The Company paid legal fees of approximately $15,000 related to the Second Loan Modification Agreement.  As of July 4, 2009, the Company had $3.0 million outstanding under the Loan Agreement and the Bank’s prime rate was 4.0%.  The rate used was the Bank’s prime rate of 4% plus 1% or (5% at July 4, 2009). The Company has certain financial covenants under the Loan Agreement.  As the Company was not in compliance with these covenants during the period ended July 4, 2009, the Company obtained a waiver from the bank with respect to the covenants as of the time of the non-compliance.   At July 4, 2009, the Company’s most restrictive covenant under the line of credit was a tangible net worth covenant, as defined, which was set at approximately $22.7 million.  At July 4, 2009, the Company’s tangible net worth, as defined, was approximately $23.8 million, which exceeded the covenant requirement.  As of July 4, 2009, the Company had availability of $0.2 million under the line of credit.

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

The following is a summary of the Company’s accrued warranty activity for the following periods:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Balance at beginning of period	$2,132,449	$2,303,862	$2,175,281	$2,001,757
Provision	154,588	455,347	653,896	944,652
Usage	(249,145)	(182,004)	(791,285)	(369,204)
Balance at end of period	$2,037,892	$2,577,205	$2,037,892	$2,577,205

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

For so long as any Warrant As remain outstanding, we may not issue any common stock or common stock equivalents at a price per share less than $1.65, subject to certain exceptions. In the event of a breach of this provision, the holders may elect to require us to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A.  As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note K below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right.  During the fourth quarter of fiscal 2007, the Company paid approximately $1.4 million to redeem Warrant As representing 1,242,426 shares of common stock.  During the first quarter of fiscal 2008, the Company paid approximately $0.4 million to redeem Warrant As representing 303,031 shares of common stock.  (See table below for assumptions used in valuing the warrants redeemed).  As of July 4, 2009 and December 31, 2008, Warrant As to purchase 2,090,911 shares of common stock were outstanding, respectively.

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

For so long as any Warrant Cs remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less $1.65, subject to certain exceptions. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant Cs for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant C. As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note K below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right.  During the fourth quarter of fiscal 2007, the Company paid approximately $0.7 million to redeem Warrant Cs representing 621,215 shares of common stock.  During the quarter ended March 29, 2008, the Company paid approximately $0.2 million to redeem Warrant Cs representing 151,516 shares of common stock. (See table below for assumptions used in valuing the warrants redeemed).  As of July 4, 2009 and December 31, 2008, Warrant Cs to purchase 1,045,456 shares of common stock were outstanding, respectively.

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

Accounting for the Warrants

Upon issuance, the Warrant As, Warrant Bs and Warrant Cs, along with the Placement Agent Warrants (together the “Warrants”), did not meet the requirements for equity classification set forth in EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, because such warrants (a) must be settled in registered shares, (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares and (c) there is a cash-out election using a Black-Scholes valuation under various circumstances.  Therefore these Warrants are required to be accounted for as freestanding derivative instruments pursuant to the provisions of SFAS 133.  Changes in fair value are recognized as either a gain or loss in the statement of operations under the caption “change in fair value of warrant liabilities

Upon issuance, the Company allocated $2.7 million of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $4.9 million and a charge to other expense of $2.2 million.  As of July 4, 2009 and December 31, 2008, the remaining outstanding Warrants have been marked to fair value resulting in a derivative liability of $2.8 million and $2.4 million, respectively.

The credit / (charge) to Change in Fair Value of warrant liabilities, for the three and six months ended July 4, 2009 was $0.2 million and $(0.4) million, respectively and the credit / (charge) to Change in Fair Value of warrant liabilities for the three and six months ended June 28, 2008 was $(2.9) million and $(2.4) million, respectively, related to warrant As, Bs and Cs and placement agent warrants.  In addition, the Company recorded a credit / (charge) to Change in Fair Value of warrant liabilities related to its Series C Preferred Stock warrants of $1.6 million and $(3.2) million for the three and six month period ended July 4, 2009.

A summary of the changes in the fair value of the warrant liabilities:

Fair Value of Warrant Liabilities

Balance at December 31, 2007	$3,244,316
Fair value adjustment (2)	(104,768)
Change in fair value of redeemed Warrant As and Cs at redemption (1) (2)	572,250
Warrant Redemptions:
- Cash Paid for Warrant A redemption (1)	(387,591)
- Cash paid for Warrant C redemption (1)	(184,659)
Balance at March 29, 2008	$3,139,548
Fair value adjustment (2)	$2,396,716
Balance at June 28, 2008	$5,536,264

Balance at December 31, 2008	$2,407,438
Reclassification of Series C Preferred Stock Warrants to liabilities (3)	22,041,541
Fair value adjustment (2)	5,370,471
Balance at April 4, 2009	$29,819,450
Fair value adjustment (2)	(1,776,137)
Reclassification of Series C Preferred Stock Warrants to equity (4)	(25,193,785)
Balance at July 4, 2009	$2,849,528

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

(4)          On July 3, 2009, the Company modified certain provisions contained within the common stock purchase warrants issued in connection with the Series C Preferred Stock financing.  As a result of these modifications 19,799,022 of the Company’s issued and outstanding common stock purchase warrants, previously treated as a derivative liability due to the Company’s adoption of EITF 07-05 on January 1, 2009 will now be treated as equity pursuant to the derivative treatment exemptions afforded the Company under EITF 07-05.  In addition, as a result of this modification, the Company will no longer be required to mark these warrants to their fair value each quarter.

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

In estimating the fair value of the Warrants the following methods and significant input assumptions were applied:

Methods

•                  A binomial lattice model was utilized to estimate the fair value of Warrant As at December 31, 2007, March 29, 2008, June 28, 2008, December 31, 2008, April 4, 2009 and July 4, 2009, as well as the fair value of the Placement Agent Warrants at December 31, 2006 and the Warrant Cs at December 31, 2007 and March 29, 2008, December 31, 2008, April 4, 2009 and July 4, 2009.  The binomial model considers the key features of the Warrants, and is subject to the significant assumptions discussed below.  First, a discrete simulation of the Company’s stock price was conducted at each node and throughout the expected life of the instrument.  Second, an analysis of the higher of a holding position (i.e., fair value of a future node value discounted using an applicable discount rate) or exercise position was conducted relative to each node, which considers the non-exercise period, until a final fair value of the instrument is concluded at the node representing the valuation date.  This model requires the following key inputs with respect to the Company and/or instrument:

Warrant As

Input	Dec. 31, 2007	Mar. 29, 2008	June 28, 2008	Dec. 31, 2008	Apr. 4, 2009	Jul. 4 2009
Quoted Stock Price	$1.650	$1.84	$3.01	$1.55	$1.88	$1.80
Conversion Price	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	5.60	5.30	5.10	4.60	4.30	4.00
Stock Volatility	83%	80%	80%	73%	75%	75%
Risk-Free Rate	3.53%	2.57%	3.37%	1.44%	1.69%	1.98%
Dividend Rate	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A

Warrant Cs (1)

Input	Dec. 31, 2007	Mar. 29, 2008	June 28, 2008	Dec. 31, 2008	Apr. 4, 2009	Jul. 4 2009
Quoted Stock Price	$1.650	$1.84	$3.01	$1.55	$1.88	$1.80
Conversion Price	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	6.5	6.3	6.1	5.50	5.30	5.0
Stock Volatility	85%	85%	85%	80%	75%	75%
Risk-Free Rate	3.64%	2.77%	3.50%	1.63%	1.97%	2.43%
Dividend Rate	0%	0%	0%	0%	0%	0%
Non-Exercise Period	Until 1/17/08	N/A	N/A	N/A	N/A	N/A

(1) Warrant Cs were issued on July 17, 2007 upon the exercise of the Warrant Bs.

•                  A Black-Scholes option pricing model was utilized to estimate the fair value of Placement Agent Warrants after December 31, 2007, March 29, 2008, June 28, 2008, December 31, 2008, April 4, 2009 and July 4, 2009. A change in method from the binomial to Black-Scholes was warranted because the warrants’ non-exercise period ended prior to the valuation date and all required inputs were fixed. This model requires the following key inputs with respect to the Company and/or instrument:

Input	Dec. 31, 2007	March 29, 2008	June 28, 2008	Dec. 31, 2008	Apr. 4, 2009	Jul. 4 2009
Quoted Stock Price	$1.65	$1.84	$3.01	$1.55	$1.88	$1.80
Conversion Price	$1.87	$1.87	$1.87	$1.87	$1.87	$1.87
Time to Maturity (in years)	3.55	3.31	3.06	2.55	2.29	2.04
Stock Volatility	70%	70%	75%	80%	75%	85%
Risk-Free Rate	3.175%	1.91%	2.93%	0.89%	1.08%	1.00%
Dividend Rate	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A

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

Note K. Redeemable Convertible Series B and Series C Preferred Stock

Series B Convertible Preferred Stock

On October 31, 2003, the Company completed a $7.7 million equity transaction involving the issuance of 1,535 shares of its Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and warrants to purchase up to 1,228,000 shares of the Company’s common stock, to accredited investors (the “October 2003 Financing Transaction”).  In connection with the October 2003 Financing Transaction, the Company issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock is convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50.  As of July 4, 2009 and December 31, 2008, the conversion price for the Series B Preferred Stock was $1.49 and $1.55, respectively.  As of July 4, 2009 and December 31, 2008, 75 and 290 shares of Series B Preferred Stock were outstanding, respectively.  As of July 4, 2009 and December 31, 2008, the liquidation preference of the remaining 75 and 290 shares of Series B Preferred Stock was $375,000 and $1,450,000, respectively, and these were convertible into 251,678 and 935,484 shares of common stock, respectively.

Dividends on Series B Preferred Stock

The shares of Series B Preferred Stock initially bore a cumulative dividend at a rate of 6% per annum; pursuant to its terms, this was increased to a rate of rate of 8% per annum on October 1, 2005. Dividends on the Series B Preferred Stock are payable semi-annually and, except in certain limited circumstances, may be paid by the Company, at its option, either through the issuance of shares of common stock or in cash.  If the Company elects to pay the dividend in shares of common stock, the Company will issue a number of shares of common stock equal to the quotient of the dividend payment divided by the greater of 80% of the average closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the date the dividend is required to be paid, and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 and $1.55 (as of July 4, 2009 and December 31, 2008, respectively).  The Company has paid all dividends in shares of common stock, in lieu of cash dividends.

As part of the October 2003 Financing Transaction, the Company also issued warrants to purchase up to 1,228,000 shares of its common stock. These warrants were exercisable for a five-year term and had an initial exercise price of $3.32 per share, which represented 110% of the average closing price of the common stock for the five trading days preceding October 31, 2003. The exercise price had been adjusted due to anti-dilution provisions to $2.93 per share.  These warrants were immediately exercisable and expired on October 31, 2008.  As of December 31, 2008, none of these warrants remained outstanding.  During 2008, warrants to purchase an aggregate of 1,116,000 shares of common stock, which were outstanding at June 28, 2008, expired unexercised.

Burnham Hill Partners, LLC, a division of Pali Capital, Inc. (“BHP”), served as placement agent for this transaction. As part of its commission BHP, or its assigns, received warrants, with an exercise price of $0.01 per share, to purchase an aggregate of 150,430 shares of common stock. These warrants were immediately exercisable and would expire on October 31, 2008.  The Company valued these warrants at $435,166, using the Black-Scholes option-pricing model and has treated this as a transaction cost.   As of December 31, 2008, none of these warrants were outstanding as the remaining warrants to purchase an aggregate of 5,182 shares of common stock, which were outstanding as of June 28, 2008, expired unexercised.

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

Optional Conversion of Series B Preferred Stock

The Series B Preferred Stock is convertible into common stock at any time at the option of the holder. Each outstanding share of Series B Preferred Stock is convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 and $1.55 (as of July 4, 2009 and December 31, 2008, respectively). The Series B Preferred Stock has anti-dilution protections which adjust the conversion price, in the event of the issuance of shares of common stock at a price less than the conversion price then in effect.  If the Company issues equity securities for a per share price less than the conversion price of the Series B Preferred Stock, which was initially $2.50, the conversion price will be adjusted downwards using a weighted average calculation.

Mandatory Conversion of Series B Preferred Stock

If certain conditions described below are met, each share of Series B Preferred Stock will be automatically converted into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 and $1.55 (as of July 4, 2009 and December 31, 2008, respectively).  Mandatory conversion may only occur if the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market exceeds $5.00 (as adjusted for stock splits, stock dividends, combinations and similar transactions) for 20 consecutive trading days and either the registration statement governing the underlying shares of common stock is effective or the shares of common stock issuable upon conversion of the Series B Preferred Stock can be sold without restriction pursuant to Rule 144 of the Securities Act of 1933.  The mandatory conversion date will be extended for so long as the following events have occurred and are continuing:

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

Failure to Convert

If for any reason upon an optional or mandatory conversion the Company cannot issue shares of common stock which have been registered for resale pursuant to an effective registration statement, then the Company will be obligated to issue as many shares of common stock as its is able to issue.  If the Company does not have enough shares of common stock to cover the conversion of all outstanding shares of Series B Preferred Stock, then with respect to the unconverted shares of Series B Preferred Stock (other than unconverted Series B Preferred Stock resulting from the restrictions described above under “Conversion Restrictions”), the holder will have the right to (i) void its conversion notice, (ii) require the Company to redeem the unconverted shares of Series B Preferred Stock at a price per share equal to $6,250 plus liquidated damages and any accrued but unpaid dividends or (iii) require the Company to issue shares of common stock that have not been registered pursuant to the Securities Act.  If the holder elects redemption, the Company may pay the redemption price either in cash or in shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 and $1.55 (as of July 4, 2009 and December 31, 2008, respectively).

Redemption of Series B Preferred Stock

The holders of Series B Preferred Stock are entitled to redeem their shares of Series B Preferred Stock immediately prior to the consolidation, merger or business combination of the Company with another entity (other than pursuant to a migratory merger effected solely for the purpose of changing the jurisdiction of incorporation of the Company or a consolidation, merger or other business combination in which holders of the Company’s voting power immediately prior to the transaction continue after the transaction to hold, directly or indirectly, the voting power of the surviving entity or entities necessary to elect a majority of the members of the board of directors (or their equivalent if other than a corporation) of such entity or entities), the sale or transfer of more than 50% of the Company’s assets (other than inventory in the ordinary course of business) or the closing of a purchase, tender or exchange offer made to the holders of more than 50% of the outstanding common stock.  In such an event, the redemption price per share will equal $6,250 plus any accrued but unpaid dividends and liquidated damages. The Company may pay the redemption price in either cash or shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 and $1.55 (as of July 4, 2009 and December 31, 2008, respectively).

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

With respect to the events set forth in the first three bullet points above, the redemption price per share will equal $6,000 plus liquidated damages and any accrued but unpaid dividends. With respect to the event described in the fourth bullet point above, the redemption price per share will be the greater of (i) $6,000 plus liquidated damages and any accrued but unpaid dividends and

(ii) the product of the number of shares of common stock issuable upon the relevant shares of Series B Preferred Stock multiplied by the highest closing price for the common stock during the period beginning on the date of first occurrence of the event and ending one day prior to the date of payment of the redemption price.  If the effectiveness of the registration statement lapses, listing is suspended or the holders receive a notice that the Company will not or cannot comply with a conversion notice, the Company may choose to pay the redemption price in shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 and $1.55 (as of July 4, 2009 and December 31, 2008, respectively).

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

As a result of the issuance of shares of common stock in lieu of cash for the principal and interest payments due on the Convertible Notes, the issuance of 850,000 shares of common stock related to the early termination of a lease, conversion of a portion of the Convertible Notes by the note holders, the exercise of the Warrant Bs, the issuance of 749,999 shares of common stock to the note holders as an inducement and the closing of the private placement of Series C Preferred Stock and warrants in the fourth quarter of 2007 and the issuance of approximately 17.9 million shares of common stock during the period ended July 4, 2009, the Company adjusted the initial $2.50 conversion price on the Series B Preferred Stock to $1.49.

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

In the purchase agreement, the Company also agreed to issue the Investors additional warrants in the event that the holders of certain existing warrants (none of whom are affiliated with the Investors) exercise those warrants in the future.  Upon such exercises, the Company will issue to the Investors additional warrants to purchase common stock equal to one-half of the number of shares of common stock issued upon exercise of these existing warrants.  The exercise price of these warrants will be $1.66 per share (during 2008, prior to the issuance of any such warrants, the warrant holders agreed to change the exercise price to $1.66 per share from $1.25 per share).  During 2008, the Company issued warrants to purchase an aggregate of 87,484 shares of common stock to the Investors as a result of warrant exercises during 2008.  No additional warrants were issued pursuant to the provision of the purchase agreement during the quarter ended July 4, 2009.  As of July 4, 2009, if all of the remaining existing warrants are exercised, the Company would need to issue warrants to purchase an additional 2,725,955 shares of common stock to the Investors.

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

Accounting for the Series C Preferred Stock

Initially, based on the accounting guidance available at the closing of the Series C Preferred Stock transaction (see “Note J. Convertible Debt Instruments and Warrant Liabilities - Change in Accounting Principle”), the Company accounted for the transaction in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series C Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities as follows:

Security	Face Value	Fair Value	Allocation of Proceeds, Net of Transaction Costs	Beneficial Conversion Feature	Initial Carrying Value
Redeemable convertible Series C Preferred Stock	$25,000,000	$18,193,950	$12,991,097	$11,762,887	$1,228,210
Warrants	—	$18,352,179	$10,092,623	—	—

The re-pricing of the exercise price of the Tranche I warrants from $1.44 to $1.25, as described above, was treated as a cancellation of the original warrants issued on November 8, 2007 and a re-issuance of new warrants on December 20, 2007.  The difference in fair value of the warrant was included in the allocation of net proceeds associated with the second closing of the Series C Preferred Stock on December 20, 2007.  The Company treated this as a deemed dividend on the Series C Preferred Stock.  The Company recorded a discount, including the re-pricing and beneficial conversion feature of $11,762,887 and recorded a deemed dividend of $11,947,881 to the holders of the Series C Preferred Stock, which included the initial allocation of the discount of $11,762,887 and $184,994 related to the accretion of the Series C Preferred Stock to its redemption value through the date that holders of the Series C Preferred Stock may first exercise their redemption right.  The Company is using the effective interest method to accrete the carrying value of the Series C Preferred Stock through the earliest possible redemption date (November 8, 2011), at which time the value of the Series C Preferred Stock would be $30.0 million or 120% of its face value.  The components of the carrying value of the Series C Preferred Stock from inception on November 8, 2007, the year ended December 31, 2007, June 28, 2008, December 31, 2008 and July 4, 2009, is as follows:

Total
Initial carrying value November 8, 2007	$1,228,210
Deemed dividend through December 31, 2007	$11,762,887
Accretion of original issue discount to redemption value through December 31, 2007	$184,994
Total	$13,176,091
Dividend through December 31, 2007 (1)	$100,000
Balance at December 31, 2007	$13,276,091
Accretion of original issue discount to redemption value for the three months ended March 29, 2008	637,991
Accretion of original issue discount to redemption value for the three months ended June 28, 2008	679,009
Dividend for the three months ending March 29, 2008 (1)	303,962
Dividend for the three months ending June 28, 2008 (1)	310,792
Additional discount from issuance of warrants and beneficial conversion feature	(116,000)
Balance at June 28, 2008	$15,091,845

Balance at December 31, 2008	$17,248,593
Accretion of original issue discount to redemption value for the three months ended April 4, 2009	821,494
Accretion of original issue discount to redemption value for the three months ended July 4, 2009	887,527
Dividend for the three months ending April 4, 2009 (1)	321,038
Dividend and accretion of the Series C Preferred dividends for the three months ending July 4, 2009 (1)	387,051
Balance at July 4, 2009	$19,665,703

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

The Company currently designates these warrants as equity instruments in accordance with FAS 133 and EITF 00-19, see warrant liabilities in Note C.

Note L. Stock Option Plans

Stock Option Plans

Under the Company’s 1998, 1999, 2000, 2002 and 2005 Stock Option Plans (collectively, the “Plans”), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase shares of the Company’s common stock. At July 4, 2009 9,810,102 stock options are available for future grants under the Plans.

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

The following table summarizes activity of the Company’s stock plans since December 31, 2008:

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(years)	Value
Outstanding at December 31, 2008	10,147,996	$2.39	8.09	$382,951
Grants	1,038,000	$1.22
Exercises	—	$—
Cancellations	(334,626)	$6.28
Outstanding at April 4, 2009	10,851,370	$2.16	8.20	$1,676,828
Grants	366,000	$1.93
Exercises	(4,750)	$1.50
Cancellations	(43,000)	$2.06
Outstanding at July 4, 2009	11,169,620	$2.15	8.02	$1,426,672

Exercisable at July 4, 2009	4,628,355	$2.57	6.63	$688,337

Information relating to stock options outstanding as of July 4, 2009 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price

$0.41	to	$1.38	1,613,200	8.16	$1.14	714,950	$1.11
$1.39	to	$1.82	1,653,750	8.11	$1.59	744,750	$1.54
$1.83	to	$1.88	20,000	7.75	$1.86	10,000	$1.87
$1.90	to	$1.90	4,843,520	8.80	$1.90	1,229,005	$1.90
$1.91	to	$2.46	1,707,150	7.24	$2.26	900,650	$2.12
$2.50	to	$17.56	1,324,500	5.91	$4.80	1,021,500	$5.46
$17.75	to	$17.75	7,500	1.35	$17.75	7,500	$17.75
$0.41	to	$17.75	11,169,620	8.02	$2.15	4,628,355	$2.57

Options for the purchase of 3,249,976 shares were exercisable at December 31, 2008, with a weighted average exercise price of $3.22.

As of July 4, 2009, the Company had 92,135 shares of restricted stock outstanding of which 67,135 were vested.  Restricted stock is comprised of restricted stock awards to non-employee consultants of the Company for services to be rendered in fiscal 2009.  The Company valued the restricted stock grants at $165,000, the price of the Company’s stock on the day of the grant ($1.78 per share).  In connection with these restricted stock grants the Company recognized an expense of $37,500 and $75,000 in its general and administrative department for the three and six months ended July 4, 2009, respectively,  and $22,250 and $44,500 in its cost of product sales line item for the three and six months ended July 4, 2009, respectively.  The Company had no unvested shares of restricted stock outstanding as of June 28, 2008.

As of July 4, 2009, there was approximately $8.0 million of total unrecognized costs related to non-vested share-based compensation arrangements.  The Company expects to recognize the cost over a weighted average period of approximately 2.4 years.  There were options to purchase 4,750 shares exercised during the three and six months ended July 4, 2009, and these options had an intrinsic value of approximately $8,858 on their date of exercise. Options to purchase 609,875 and 679,920 shares were exercised during the three and six months ended June 28, 2008, respectively, and these options had an intrinsic value of $1.5 million and $1.6 million, respectively, on the date of exercise.

During 2000, the Company granted 216,000 non-qualified stock options to non-executive employees at an exercise price of $17.56 per share outside of the Board-approved Plans. As of December 31, 2008 and July 4, 2009, 21,000 of these options remained outstanding, respectively, which are included in the above table.

During 2008, as an inducement to his joining the Company, the Company granted the new CEO an option to acquire 4,796,020 shares of common stock at a price per share equal to $1.90, the closing price of the common stock on May 1, 2008, the date his employment commenced. The option vests over four years, with the first 25% vesting on May 1, 2009 and the balance vesting in equal quarterly installments over the following three years. The option was issued outside of the Company’s 2005 Incentive Compensation Plan.  As of December 31, 2008 and July 4, 2009, this option was outstanding and is included in the above table.

Note M. Warrants

The table below summarizes the Company’s warrants currently outstanding as of July 4, 2009:

		Original Warrant to Purchase				2009 Activity			Remaining Shares of Common
Date of Warrant Issuance	Holder of Warrant	Shares of Common Stock		Exercise Price $		Warrant Issued	Warrants Exercised or Redeemed	Warrants Expired	Stock underlying the warrant	Term (Years)
December 22, 2004	December 2004 Financing Investors	2,181,818		$2.00					804,546	5
May 31, 2005	Silicon Valley Bank	151,515		$1.39					151,515	10
August 12, 2005	August 2005 Financing Investors	1,169,038		$1.99					1,047,777	5
August 12, 2005	Ardour Capital Investment, LLC	93,523		$1.84					93,523	5
July 19, 2006	First Albany Warrants	218,182		$1.87					218,182	5
July 19, 2006	Warrant A, July 2006 Private Placement	3,636,368	(2)	$1.82					2,090,911	7
July 17, 2007	Warrant C, July 2006 Private Placement	1,818,187	(2)	$1.82					1,045,456	7
November 8, 2007	Series C Preferred Warrants (3)	15,262,072		$1.25	(1)				15,262,072	7
December 20, 2007	Series C Preferred Warrants	4,449,467		$1.25					4,449,467	7
April 7, 2008	International Master Technologies (4)	100,000		$1.84					100,000	5
June 28, 2008	Series C Preferred Warrant (5)	77,378		$1.66					77,378	7
September 27, 2008	Series C Preferred Warrant (5)	10,105		$1.66					10,105	7
July 3, 2009	Series C Preferred Warrants (6)	—		$1.80		380,000			380,000	7
Total Warrants outstanding as of July 4, 2009									25,730,932

(1)	These warrants originally had an exercise price of $1.44. Upon the second closing of the Series C Preferred Stock financing on December 20, 2007, these warrants were repriced to $1.25.
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

(6)                On July 3, 2009, the Company issued warrants to purchase 380,000 shares of common stock at a price of $1.80 per share, the closing price on the date of issuance, in connection with the modification of the anti-dilution provisions of the Investors’ existing, and future, warrants to purchase common stock of the Company.  The warrants were immediately exercisable and had no vesting provisions.  The Company recorded a charge to other income of approximately $0.5 million related to the issuance of these warrants to the Investors.  The Company used a Black-Scholes Option pricing model to value this warrant with key inputs as follows:

Input	July 3, 2009
Quoted Stock Price	$1.80
Exercise Price	$1.80
Time to Maturity (in years)	7.0
Stock Volatility	84%
Risk-Free Rate	2.0%
Dividend Rate	0%

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

The following is a summary of the Company’s operations by operating segment:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Applied Technology:
Funded research and development and other revenue	$1,563,131	$3,807,450	$3,044,798	$4,991,128
Income (loss) from operations	$(106,511)	$41,010	$(238,193)	$(486,264)

Renewable Energy Solutions:
Product revenue	$7,627,619	$9,555,891	$21,007,468	$19,731,809
Loss from operations	$(3,633,602)	$(2,734,087)	$(5,725,747)	$(4,207,457)

Corporate:
Loss from operations	$(3,246,328)	$(2,357,637)	$(6,188,915)	$(3,129,422)
Consolidated:
Product revenue	$7,627,619	$9,555,891	$21,007,468	$19,731,809
Funded research and development and other revenue	$1,563,131	$3,807,450	$3,044,798	$4,991,128

Total revenue	$9,190,750	$13,363,341	$24,052,266	$24,722,937

Operating loss from continuing operations	$(6,986,441)	$(5,050,714)	$(12,152,855)	$(7,823,143)
Change in fair value of warrants liabilities	1,776,137	(2,396,717)	(3,594,334)	(2,864,198)
Other (loss) income	(486,649)	(17,570)	(625,590)	241,353
Interest income	1,836	70,886	5,567	140,271
Interest expense	(137,823)	(97,546)	(220,184)	(143,737)

Net loss from continuing operations	$(5,832,940)	$(7,491,661)	$(16,587,396)	$(10,449,454)
Discontinued Operations:
Loss from discontinued operations, net	$—	$(523,996)	$—	$(967,403)

Net loss	$(5,832,940)	$(8,015,657)	$(16,587,396)	$(11,416,857)

Common assets not directly attributable to a particular segment are included in the Corporate segment. These assets include cash and cash equivalents, prepaid and other corporate assets.  The following is a summary of the Company’s assets by operating segment:

	July4, 2009	December 31, 2008
Applied Technology:
Segment assets	$2,056,527	$2,622,534
Renewable Energy Solutions
Segment assets	17,916,573	24,462,978
Corporate:
Segment assets	22,841,092	9,811,763
Total assets	$42,814,192	$36,897,275

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended		Six Months Ended
Revenue by geographic region based on location of customer:	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
United States	$7,689,017	$11,844,611	$19,103,550	$22,799,623
Rest of world	1,501,733	1,518,730	4,948,716	1,923,314
Total revenue	$9,190,750	$13,363,341	$24,052,266	$24,722,937

	July 4,	December 31,
	2009	2008
Long-lived assets by geographic region based on location of operations:
United States	$439,710	$383,969
Rest of world	2,221,834	1,580,999
Total long-lived assets (including goodwill and intangible assets)	$2,661,544	$1,964,968

O. RESTRUCTURING COSTS

In June 2008, the Company began its restructuring efforts by eliminating the position of divisional presidents in its Applied Technology and Renewable Energy Solutions divisions and recorded a restructuring charge of approximately $0.6 million.  During the third quarter of 2008, the Company consolidated its Applied Technology division into one facility.  As a result, the Company recorded an additional restructuring charge of approximately $0.5 million.  These restructuring charges are comprised of approximately $0.8 million in employee severance, which will be paid out over the term of each specific employee agreement and $0.3 million in non-cash stock based compensation charges associated with the acceleration of certain unvested stock options and extensions of time to exercise certain stock options from 90 days to 2 years.  In addition, during the fourth quarter of 2008, as part of its restructuring efforts, the Company elected to terminate the employment contract of its former president.  As a result of this election, the Company recorded a restructuring charge of approximately $0.3 million, which will be paid in twenty six equal bi-weekly installments beginning after March 1, 2009.  As of July 4, 2009 and December 31, 2008, the accrued restructuring balance was approximately $0.3 million and $0.6 million, respectively.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted FASB Staff Position No. 107-1 and APB 28-1in 2009 and such adoption did not have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. FAS 157-4 amends SFAS No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the FASB issue FSP No. FAS 157-4 in 2009 and such adoption did not have a material effect on its financial statements.

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

We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed-upon the final indirect cost rates for the fiscal year ended December 31, 2005. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of July 4, 2009 and December 31, 2008, we have accrued approximately $0 and $1.1 million, respectively, for anticipated contract losses on commercial contracts.

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

Warrant Liabilities

We evaluated our warrants in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, EITF No. 00-19 and EITF No. 07-05.  We determined the fair values of our warrants using valuation models we consider to be appropriate. Our stock price has the most significant influence on the fair value of the warrants. An increase in our common stock price would cause the fair values of warrants to increase, because the exercise prices of such instruments are fixed and result in a charge to our statement of operations. A decrease in our stock price would likewise cause the fair value of the warrants to decrease and result in a credit to our statement of operations.  As a result of the modification made to certain provisions of the warrants issued in connection with the Series C Preferred Stock financing, we will no longer be required to mark such warrants to fair value each quarter.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of approximately $48.9 million as of December 31, 2008, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

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

Results of Operations

Three Months Ended July 4, 2009 (“2009”) Compared to Three Months Ended June 28, 2008 (“2008”)

Revenue.  Total revenue for 2009 decreased approximately $4.2 million, or 31%, from $13.4 million in 2008 to $9.2 million in 2009.

	Three Months Ended
	July 4,	June 28,
(Amounts in Millions)	2009	2008	$ Change	% Change
Product Revenue
Alternative Energy Products	$7.3	$8.7	$(1.4)	(16)%
Other Legacy	0.3	0.9	(0.6)	(67)%
Total Product Revenue	$7.6	$9.6	$(2.0)	(21)%
Funded Research and Development and other revenue	$1.6	$3.8	$(2.2)	(58)%
Total Revenue	$9.2	$13.4	$(4.2)	(31)%

Alternative Energy Product revenue decreased by $1.4 million, or 16%, from $8.7 million in 2008 to $7.3 million in 2009 due to the challenging macroeconomic market conditions and tough credit markets which affect our customers’ ability to fund large scale renewable energy projects.

Funded research and development and other revenue decreased approximately $2.2 million, or 58%, from approximately $3.8 million in 2008 to approximately $1.6 million in 2009. The decrease is due to the recognition of approximately $2.7 million in 2008 for several Rotary Ride Through devices, offset by increases in revenue from other commercial customer by $0.2 million, and an increase in government contracts during the period of approximately $0.3 million.

Gross Margin. Total Company gross margin decreased from 11% in 2008 to 0% in 2009.  The decrease in gross margin over the period of a year ago is due to lower volumes during the period, partially offset by our continued efforts to reduce material cost and increase our labor efficiency.

Gross margins on funded research and development and other revenue decreased from approximately 30% in 2008 to approximately 20% in 2009 due to the unfavorable mix of commercial customer revenues as compared to that of 2008 and the delivery of several ride through devices which contribute higher margins than our customary engineering services.

Research and development expenses.  We expended approximately $2.2 million on research and development in 2009 compared with $1.1 million spent in 2008.  The increase in spending during 2009 was driven by a planned increase in costs associated with certification of our new products and continued new product development, including increases in our technical staffing.  These additional resources are developing the new products, features and customer solutions which we believe will allow us to take advantage of both short-term and long-term market opportunities.  This investment in research and development is critical to both our current and future success and we anticipate this level of investment to continue.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by approximately $0.1 million, or 2%, from $4.8 million in 2008 to $4.7 million in 2009.  The decrease was associated with a $0.8 million increase in sales and marketing costs directly related to international business development, company re-branding and our increased outbound marketing efforts in 2009 compared to 2008, decreased corporate costs of $0.5 million and a decrease of $0.4 million in costs associated with the delivery of several ride through devices in 2008.

Amortization of intangibles.  Amortization of intangibles remained flat at $0.1 million in 2009 and 2008.

Change in fair value of warrant liabilities.  The change in fair value of the warrants for 2009 was a credit of approximately $1.8 million. Approximately $0.2 million related to the change in valuation of our Warrant As and Warrant Cs.  The remaining $1.6 million credit related to the change in fair value of our warrant liabilities related to our Series C Preferred Stock warrants. These warrants were classified as warrant liabilities upon the adoption of EITF 07-05 “ Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock “ and were required to be fair valued each quarter.  In July 2009 these Series C Preferred Stock warrants were modified resulting in their being reclassified as equity on our balance sheet and no longer requiring these warrants to be fair valued.  The change in fair value of the warrants for 2008 was a charge of approximately $0.5 million.

Other Income (expense).  Other expense was approximately $0.5 million for 2009 compared to other expense of approximately $20,000 for 2008.  Other expense for 2009 consists primarily of approximately $515,000 related to the charge taken in relation to the modification of the Series C Preferred Stock warrants on July 3, 2009.  Other expense for 2008 consists primarily of approximately $28,000 foreign currency transaction gains and fees paid related to consulting services for the valuation of our warrant instruments as well as other expenses not related to ongoing operations.

Interest income.  Interest income decreased from $0.1 million in 2008 to $0 in 2009.  This is due to a decrease in cash on hand coupled with a decrease in returns on our money market account.

Interest expense.  Interest expense remained flat at $0.1 million in 2009 and 2008.  Interest expense for 2009 includes approximately $28,000 of non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock, $54,000 in interest related our line of credit during the period, and $55,000 of expense related to the reduction in conversion price related to our Series B Preferred stock.  Interest expense for 2008 includes approximately $30,000 of non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock, and $0.1 million of interest on outstanding amounts under our line of credit during the period.

Six Months Ended July 4, 2009 (“2009”) Compared to Six Months Ended June 28, 2008 (“2008”)

Revenue.  Total revenue for 2009 decreased approximately $0.6 million, or 3%, from $24.7 million in 2008 to $24.1 million in 2009.

	Six Months Ended
	July 4,	June 28,
(Amounts in Millions)	2009	2008	$ Change	% Change
Product Revenue
Alternative Energy Products	$16.5	$18.5	$(2.0)	(11)%
Other Legacy	4.5	1.2	3.3	275%
Total Product Revenue	$21.0	$19.7	$1.3	7%
Funded Research and Development and other revenue	$3.1	$5.0	$(1.9)	(38)%
Total Revenue	$24.1	$24.7	$(0.6)	(2)%

Alternative Energy Product revenue decreased by $2.0 million, or 11%, from $18.5 million in 2008 to $16.5 million in 2009 due to the overall continuing macroeconomic market conditions. The decrease in Alternative Energy Products was offset by the recognition of approximately $4.2 million related to the sale of frequency converters, classified as “Other Legacy” product revenue, in 2009, for which the recognition of revenue had been deferred until the product was accepted by the customer, which was obtained during 2009.

Funded research and development and other revenue decreased $1.9 million, or 38%, from $5.0 million in 2008 to $3.1 million in 2009. The decrease is due to the delivery of several Rotary Ride Through devices in 2008 which accounted for approximately $2.6 million of the funded research and development and other revenue for 2008 offset by increases in revenue from commercial customers of $0.3 million and an increase in government contracts during the period of approximately $0.4 million.

Gross Margin. Total Company gross margin decreased from 9% in 2008 to 6% in 2009.  The decrease in gross margin over the period of a year ago is due to lower unit volumes in 2009 and lower revenue.  In addition, the $4.2 million of deferred frequency converter revenues recognized during 2009 had no gross margin as the amount recognized as revenue equaled the related costs recognized for the period.

Gross margins on funded research and development and other revenue decreased slightly from approximately 26% in 2008 to approximately 22% in 2009.  The decrease is due to the non-recurring sale of the rotary ride through devices in 2008 which contribute higher margins than our customary engineering services.

Research and development expenses.  We expended approximately $4.1 million on research and development in 2009 compared with $2.0 million spent in 2008.  The increase in spending during 2009 was driven by a planned increase in costs associated with certification of our new products and continued new product development, including increases in our technical staffing.  These additional resources are developing the new products, features and customer solutions which we believe will allow us to take advantage of both short-term and long-term market opportunities.  This investment in research and development is critical to both our current and future success and we anticipate this level of investment to continue.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by approximately $2.1 million, or 29%, from $7.2 million in 2008 to $9.3 million in 2009.  Approximately $0.5 million of the increase is directly attributable to compensation costs related to the issuance of stock options to our employees and directors pursuant to SFAS 123(R) charged to operations. Approximately $2.1 million of the increase was due to the higher sales and marketing costs directly related to international business development, company re-branding and our increased outbound marketing efforts in 2009 compared to 2008 offset by $0.5 million decrease associated with a decrease in general corporate costs.

Amortization of intangibles.  Amortization of intangibles remained flat at $157,000 in 2009 and 2008.

Change in fair value of warrant liabilities.  The change in fair value of the warrants for 2009 was a charge of approximately $3.6 million. Approximately $0.4 million related to the change in valuation of our Warrant As and Warrant Cs.  The remaining $3.2 million charge related to our Series C Preferred Stock warrants and their change in fair value which was due to our adoption during the period of EITF No. 07-05 “ Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock “.  As a result of our adoption of EITF 07-05, warrants to purchase 19,799,022 shares of our common stock, originally classified as equity, were reclassified to warrant liabilities and were required to be fair valued moving forward.  The change in fair value of the warrants for 2008 was a charge of approximately $2.9 million related solely to the Warrant As and Warrant Cs.  In July 2009 warrants to purchase 19,799,022 shares of our common stock were modified resulting in these warrants being classified as equity and therefore not requiring any fair value adjustments in the future.

Other Income (expense).  Other expense was approximately $0.6 million for 2009 compared to other income of approximately $241,000 for 2008.  Other expense for 2009 consists primarily of approximately $0.5 million related to the issuance of warrants to purchase 380,000 shares of common stock to our Series C Preferred Stock holders for modifying the anti-dilution provisions of their existing warrants along with other fees paid related to consulting services for the valuation of our warrant instruments as well as other expenses not related to ongoing operations.  Other income for 2008 consists primarily of $70,000 related to order cancellation charges during the period, $272,000 foreign currency transaction gains off set by fees paid related to consulting services for the valuation of our warrant instruments as well as other expenses not related to ongoing operations.

Interest income.  Interest income decreased from $0.1 million in 2008 to $0 in 2009.  This is due to a decrease in cash on hand coupled with a decrease in returns on our money market account.

Interest expense.  Interest expense increased approximately $76,000 in 2009 to approximately $220,000 as compared to approximately $144,000 in 2008.  Interest expense for 2009 includes approximately $60,000 of non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock, and approximately $110,000 in interest related our line of credit during the period, and , and $55,000 of expense related to the reduction in conversion price related to our Series B Preferred stock.  Interest expense for 2008 includes approximately $60,000 of non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock, and interest on outstanding amounts under our line of credit during the period.

Deferred Revenue.  Deferred revenue was approximately $3.7 million at July 4, 2009 as compared to $6.7 million at December 31, 2008, a decrease of approximately $3.0 million.  We record deferred revenue (i) when a customer pays in advance or (ii) when provisions for revenue recognition on items shipped have not been achieved or the items have not yet been received by the customer due to shipping terms such as FOB destination.

Currently deferred revenue is composed of $0.2 million of current deferred product revenue and $3.5 million of long-term deferred warranty revenue.  During 2009 we recognized approximately $4.1 million upon the completion of a contract related to a project with the Navy for which all units had been delivered during the first quarter of 2008.   For items that have shipped and are awaiting recognition of revenue their costs are included in our finished goods inventory value at the end of the period.

Liquidity and Capital Resources

As of July 4, 2009, we had approximately $23.0 million of cash, of which approximately $0.1 million was restricted.

Based upon our current working capital position, current operating plans and expected business conditions, we believe that our current cash, as well as the availability from our line of credit with Silicon Valley Bank, will be adequate to fund our operations through December 31, 2009.  Beyond 2009, we expect to fund our working capital needs and other commitments primarily through our operating cash flow, which we expect to improve as our product costs continue to decrease and as our unit volumes grow. We also expect to rely on our credit facility to fund a portion of our capital needs and other commitments.  In addition, on June 15, 2009 we closed a public offering of 17,891,346 shares of our common stock, and we received proceeds, net of underwriters fees and other costs, of approximately $21.5 million.

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

We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of July 4, 2009, we had an accumulated deficit of approximately $218.4 million.  Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities and convertible debt, public security offerings, borrowings under our lines of credit and capital equipment leases.

As of July 4, 2009, our cash and cash equivalents were $23.0 million, including restricted cash and cash equivalents of $0.1 million; this represents an increase in our cash and cash equivalents of approximately $13.0 million from the $10.0 million on hand at December 31, 2008. Cash used in operating activities for the six months ended July 4, 2009 was $7.3 million as compared to $4.5 million for the six months ended June 28, 2008. Cash used in operating activities during the six months ended July 4, 2009 was primarily attributable to the net loss of approximately $16.6 million offset by non-cash items such as the change in the fair value of our warrants, depreciation and amortization, deferred revenue, non-cash compensation and consulting expense, non-cash interest expense and decreases in working capital.

Cash used in investing activities during the six months ended July 4, 2009 was $1.2 million as compared to $0.3 million for the six months ended June 28, 2008.  Cash used in investing activities during these periods was a result of capital expenditures during each of the respective periods.

Cash provided by financing activities for the six months ended July 4, 2009 was approximately $21.5 million as compared to cash provided by financing activities of $3.8 million for the six months ended June 28, 2008.   Net cash provided by financing activities during 2009 related to the sale of common stock resulting in net proceeds to us of approximately $21.5 million.  Net cash provided by financing activities during 2008 primarily related to borrowings under our line of credit of $3.0 million and approximately $1.2 million from the exercise employee stock options and $0.2 million from the exercise of warrants offset in part by approximately $0.6 million paid to warrant holders exercising their redemption right during the period and payments on our capital lease obligations.

Cash used in discontinued operations was $0.0 for 2009 as compared to $1.5 million for 2008.  Net cash used in operating activities from discontinued operations was $0.0 in 2009 compared to $1.4 million in 2008.  Net cash used in investing activities from discontinued operations was $0.0 in 2009 compared to $0.1 million in 2008.  Net cash used in financing activities from discontinued operations was $0 in 2009 and 2008.

Payments Due Under Contractual Obligations

We lease equipment and office space under non-cancelable capital and operating leases. The future minimum rental payments as of July 4, 2009 under the capital and operating leases with non-cancelable terms are included in the table below:

Calendar Years Ending December 31,	Capital Leases	Operating Leases

2009	$—	$284,013
2010	—	$344,713
2011	—	$224,712
Total	$—	$853,438

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and financing activities. Interest on outstanding balances under our credit facility with Silicon Valley Bank accrues at a rate equal to the Bank’s prime rate of interest plus 1.0% per annum. Our ability to carry out our business plan or our ability to finance future working capital requirements may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.  We invest our available cash in highly liquid investments, currently in money market funds with maturities of 90 days or less when acquired.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (who is also currently our interim principal financial officer) of the effectiveness of our disclosure controls and procedures as of July 4, 2009. Based upon that evaluation, the Chief Executive Officer, acting as both the principal executive officer and interim principal financial officer, concluded that our disclosure controls and procedures are effective as of July 4, 2009.

(b) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to routine litigation and proceedings in the ordinary course of business.  We are not aware of any other current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or net cash flows.

Item 1A. Risk  Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, except we are adding the following additional risk factors:

The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our customers, and is affected by general economic conditions.

The current recessionary condition of the general economy and limited availability of credit and liquidity could materially and adversely affect our business and results of operations. Many purchasers of our inverter and other products require financing from third-parties to finance their operations. Given the current recession and the restricted credit markets, certain of our customers may be unable or unwilling to finance the cost to purchase our products or may be forced to cancel previously submitted orders or delay taking shipment until suitable credit is again available. Collecting payment from customers facing liquidity challenges may also be difficult. These factors could materially and adversely affect our anticipated revenue and growth and, accordingly, our results of operations, cash flows and financial condition.

We are in the process of establishing a contract manufacturing relationship with a Chinese supplier for certain of our inverter products.

We are in the process of commencing a contract manufacturing relationship with a supplier in Asia for the manufacture of certain of our inverters as a means of reducing our costs for those products, thereby enabling us to maintain a competitive advantage in the marketplace for these products. Our Asian partner, working closely with us, will in turn be developing a common Asian supply chain for the components that are incorporated into our inverters. While we believe that our Asian contract manufacturer is qualified to manufacture these inverters for us, we may need to address short-term quality and delivery scheduling issues as we develop this new supply chain for these inverters. If we were to encounter significant quality or delivery schedule concerns it might materially and adversely affect our relationships with customers for these inverters and our results of operations.

In addition, we are restating the following existing risk factors to add additional disclosure:

We are exposed to credit risks with respect to some of our customers.

To the extent our customers do not advance us sufficient funds to finance our costs during the execution phase of our contracts, we are exposed to the risk that they will be unable to accept delivery or that they will be unable to make payment at the time of delivery. Occasionally, we accept the risk of dealing with thinly financed entities. In addition, the parent of one of our customers has filed for bankruptcy. To date, we have never received any orders from this customer but there can be no assurance that the bankruptcy filing will not impact the availability of credit to that customer or the submission of potential orders to us. We attempt to mitigate this risk by seeking to negotiate more timely progress payments and utilizing other risk management procedures.

Our business could be adversely affected if we are unable to protect our patents and proprietary technology.

As of July 4, 2009, we held approximately 61 U.S. patents and had 9 patent applications pending with the U.S. Patent and Trademark Office. We have also obtained corresponding patents in the rest of North America, Europe and Asia for many of these patents. The expiration dates of our patents range from 2009 to 2021, with the majority expiring after 2015. As a qualifying small business from our inception to date, we have retained commercial ownership rights to proprietary technology developed under various U.S. government contracts and grants.

Our patent and trade secret rights are of significant importance to us and to our future prospects. Our ability to compete effectively against other companies in our industry will depend, in part, on our ability to protect our proprietary technology and systems designs relating to our products. Although we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be successful in doing so. Further, our competitors may independently develop or patent technologies that are substantially equivalent or superior to ours. No assurance can be given as to the issuance of additional patents or, if so issued, as to their scope. Patents granted may not provide meaningful protection from competitors. Even if a competitor’s products were to infringe patents owned by us, it would be costly for us to pursue our rights in an enforcement action and there can be no assurance that we would be successful in enforcing our intellectual property rights. Because we intend to enforce our patents, trademarks and copyrights and protect our trade secrets, we may be involved from time to time in litigation to determine the enforceability, scope and validity of these rights. This litigation could result in substantial costs to us and divert resources from operational goals. In addition, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country where we operate or sell our products. In addition, certain of our customers may request that we provide them with assurances that elements of our intellectual property be available for their use in the event that we are prevented from satisfying our service and warranty obligations to them or their customers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable, as all unregistered issuances of securities that occurred during the quarter covered by this report have previously been reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on June 9, 2009.  The following sets forth a brief description of each matter voted upon at the annual meeting and the number of votes cast for, against, withheld, as well as the number of abstentions and broker-non-votes, as to each such matter.

Proposals		Votes For	Votes Against	Votes Abstain	Broker Non- Vote
(1)	To elect the following Class I Directors:
	Daniel R. Dwight	62,141,304	1,025,141	—	—
	David J. Prend	62,225,356	941,089	—	—
	Charles S. Rhoades	62,537,815	628,630	—	—

(2)	To ratify the selection of Caturano and Company, P.C. as independent public accountants for the Company for the fiscal year ending December 31, 2009	62,357,066	299,067	510,311	—

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
Date: August 13, 2009

	By:	/s/ CHARLES S. RHOADES
Charles S. Rhoades
President, Chief Executive Officer and Interim Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit

1.1

Underwriting Agreement, dated June 9, 2009, between the Company and Thomas Weisel Partners LLC and Ardour Capital Investments, LLC, as Underwriters, is incorporated herein by reference to Exhibits to the Company’s Current Report on Form 8-K dated June 9, 2009 (File No. 1-11512).

10.1

Agreement to Amend Warrants, dated July 3, 2009, between the Company and RockPort Capital Partners II, L.P. is incorporated herein by reference to Exhibits to the Company’s Current Report on Form 8-K dated July 3, 2009 (File No. 1-11512).

10.2

Agreement to Amend Warrants, dated July 3, 2009, between the Company and NGP Energy Technology Partners, L.P. is incorporated herein by reference to Exhibits to the Company’s Current Report on Form 8-K dated July 3, 2009 (File No. 1-11512).

31.1	Certification by Principal Executive Officer and Interim Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002