Form 10-Q
period 2009-10-03
SATCON TECHNOLOGY CORP
filed 2009-11-12
CIK 889423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 3, 2009

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

Common Stock, $0.01 Par Value,

70,289,812 shares outstanding as of October 20, 2009.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 3, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$16,306,546	$9,957,716
Restricted cash and cash equivalents	84,000	84,000
Accounts receivable, net of allowance of $191,217 and $168,219 at October 3, 2009 and December 31, 2008, respectively	11,666,490	11,471,671
Unbilled contract costs and fees	189,675	398,707
Inventory	9,608,123	11,457,532
Prepaid expenses and other current assets	1,060,465	1,040,441
Total current assets	$38,915,299	$34,410,067
Property and equipment, net	3,049,006	1,964,968
Goodwill	123,714	123,714
Intangibles, net	102,810	398,526
Total assets	$42,190,829	$36,897,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$3,000,000	$3,000,000
Accounts payable	10,190,033	8,588,313
Short-term secured note payable	1,297,200	—
Accrued payroll and payroll related expenses	1,854,718	2,042,786
Other accrued expenses	3,181,529	2,825,255
Accrued contract loss	—	1,131,370
Accrued restructuring costs	216,483	602,782
Deferred revenue	1,658,291	4,214,389
Total current liabilities	$21,398,254	$22,404,895

Warrant liabilities	$3,154,817	$2,407,438
Deferred revenue, net of current portion	4,041,571	2,512,794
Redeemable convertible Series B preferred stock (75 and 290 shares issued and outstanding at October 3, 2009 and December 31, 2008, respectively; face value $5,000 per share; liquidation preference $375,000 and $1,450,000 at October 3, 2009 and December 31, 2008, respectively)	375,000	1,450,000
Other long-term liabilities	34,879	58,282
Total liabilities	$29,004,521	$28,833,409
Commitments and contingencies (Note H)
Redeemable convertible Series C preferred stock (25,000 shares issued and outstanding at October 3, 2009 and December 31, 2008; face value $1,000 per share; liquidation preference $27,295,206 and $26,350,000 at October 3, 2009 and December 31, 2008, respectively)	$20,946,365	$17,248,593

Stockholders’ deficit:
Common stock; $0.01 par value, 200,000,000 shares authorized; 70,278,812 and 51,479,822 shares issued and outstanding at October 3, 2009 and December 31, 2008, respectively	$702,788	$514,798
Additional paid-in capital	218,894,693	182,222,762
Accumulated deficit	(225,630,062)	(189,962,435)
Accumulated other comprehensive loss	(1,727,476)	(1,959,852)
Total stockholders’ deficit	$(7,760,057)	$(9,184,727)
Total liabilities and stockholders’ deficit	$42,190,829	$36,897,275

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Revenue:
Product revenue	$10,040,941	$17,215,392	$31,048,409	$36,947,201
Funded research and development and other revenue	1,637,668	1,301,362	4,682,466	6,292,490
Total revenue	$11,678,609	$18,516,754	$35,730,875	$43,239,691

Cost of revenue:
Cost of product revenue	$10,466,120	$13,869,078	$30,686,604	$32,509,593
Cost of funded research and development and other revenue	1,150,805	1,145,719	3,519,056	4,828,139
Total cost of revenue	$11,616,925	$15,014,797	$34,205,660	$37,337,732

Gross margin	$61,684	$3,501,957	$1,525,215	$5,901,959

Operating expenses:
Research and development	$2,187,554	$1,642,265	$6,302,978	$3,619,615
Selling, general and administrative	4,884,613	4,585,771	14,228,431	11,830,775
Restructuring charge	211,267	512,609	211,267	1,119,216
Amortization of intangibles	78,572	78,572	235,716	235,716
Total operating expenses from continuing operations	$7,362,006	$6,819,217	$20,978,392	$16,805,322

Operating loss from continuing operations	$(7,300,322)	$(3,317,260)	$(19,453,177)	$(10,903,363)

Change in fair value of warrant liabilities	(305,289)	2,041,697	(3,899,623)	(822,501)
Other (loss) income, net	384,261	57,734	(241,329)	62,047
Interest income	2,956	56,872	8,523	197,143
Interest expense	(38,919)	(98,139)	(259,103)	(241,876)
Net loss from continuing operations	$(7,257,313)	$(1,259,096)	$(23,844,709)	$(11,708,550)

Loss from discontinued operations, net	—	$(990,434)	—	$(1,957,837)
Gain on sale of discontinued operations	—	327,798	—	327,798
Net loss	$(7,257,313)	$(1,921,732)	$(23,844,709)	$(13,338,589)

Deemed dividend and accretion on Series C preferred stock and warrants	(961,257)	(1,056,093)	(2,670,277)	$(2,987,846)
Dividend on Series C preferred stock	(320,180)	(10,000)	(1,028,269)	(126,000)
Net loss attributable to common stockholders	$(8,538,750)	$(2,987,825)	$(27,543,255)	$(16,452,435)

Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.12)	$(0.05)	$(0.47)	$(0.29)
From loss on discontinued operations	—	$(0.02)	—	$(0.04)
From gain on sale of discontinued operations	—	$0.01	—	$0.01
Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.12)	$(0.06)	$(0.47)	$(0.32)

Weighted average number of common shares, basic and diluted	70,239,878	51,013,182	58,831,835	50,454,300

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the six months ended October 3, 2009

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
Balance, December 31, 2008	51,479,822	$514,798	$182,222,762	$(189,962,435)	$(1,959,852)	$(9,184,727)

Cumulative effect of a change in accounting principle – January 1, 2009 reclassification of warrants to warrant liabilities	—	—	(10,218,623)	(11,822,918)	—	(22,041,541)
Net loss				(23,844,709)	—	(23,844,709)	$(23,844,709)
Issuance of common stock in connection with underwritten public offering, net of issuance costs of $1,745,525	17,891,346	178,913	21,334,312	—	—	21,513,225	—
Reclassification of Series C Preferred Stock warrant liability to additional paid in capital due to warrant modification	—	—	25,193,785	—	—	25,193,785	—
Issuance of warrants to Series C Preferred Stockholders	—	—	17,000	—	—	17,000	—
Beneficial conversion feature on Series C preferred stock	—	—	17,000	—	—	17,000	—
Series C Preferred Stock deemed dividend	—	—	(17,000)	—	—	(17,000)	—
Issuance of Warrants to Series C Preferred Stockholders for modification of anti-dilution feature	—	—	515,000	—	—	515,000	—
Adjustment to conversion price of Series B Preferred Stock due to anti-dilution provisions	—	—	55,369	—	—	55,369	—
Issuance of common stock to 401(k) Plan	69,650	697	107,262	—	—	107,959	—
Issuance of common stock in connection with the exercise of stock options and warrants to purchase common stock	72,071	721	49,238	—	—	49,959	—
Issuance of common stock in connection with the conversion of Series B Preferred Stock	719,528	7,195	1,067,805	—	—	1,075,000	—
Issuance of common stock in lieu of six-month cash dividend on redeemable convertible Series B Preferred Stock	46,395	464	70,906	—	—	71,370	—
Accretion of Series C Preferred Stock to its redemption value	—	—	(2,662,857)	—	—	(2,662,857)	—
Dividend and accretion on Series C Preferred Stock and accretion of Series C Preferred Stock Dividend to its redemption value	—	—	(1,051,915)	—	—	(1,051,915)	—
Employee stock-based compensation	—	—	2,194,649	—	—	2,194,649	—
Foreign currency translation adjustment	—	—	—	—	232,376	232,376	232,376
Comprehensive loss	—	—	—	—	—	—	$(23,612,333)
Balance, October 3, 2009	70,278,812	$702,788	$218,894,693	$(225,630,062)	$(1,727,476)	$(7,760,057)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	October 3, 2009	September 27, 2008
Cash flows from operating activities:
Net loss	$(23,844,709)	$(13,338,589)
Net loss from discontinued operations	—	$1,957,837
Net gain on sale of discontinued operations	—	$(327,798)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	$1,208,624	$879,176
Provision for uncollectible accounts	22,999	4,043
Non-cash compensation expense related to issuance of stock options and warrants to employees and non-employees and issuance of common stock to 401(k) Plan, including stock based compensation costs of $2,194,649 and $1,354,064 for the nine months ended October 3, 2009 and September 27, 2008, respectively	2,261,399	1,787,786
Non-cash expense associated with the issuance of warrants	515,000	121,000
Change in fair value of warrant liabilities	3,899,623	822,501
Non-cash interest expense	119,906	101,444
Non-cash restructuring charge	—	274,552
Changes in operating assets and liabilities:
Accounts receivable	1,053,687	(1,360,502)
Unbilled contract costs and fees	209,032	(24,666)
Prepaid expenses and other assets	47,264	388,876
Inventory	3,084,748	(3,055,035)
Other long-term assets	—	31,369
Accounts payable	814,176	746,431
Accrued expenses and payroll	(307,547)	669,732
Accrued contract losses	(1,185,818)	99,536
Deferred revenue, current and long portion	(1,743,273)	936,964
Other current liabilities	(23,403)	1,573,848
Accrued restructuring	(388,388)	(12,459)
Total adjustments	$9,588,029	$3,656,798
Net cash used in operating activities in continuing operations	$(14,256,680)	$(7,723,954)
Cash flows from investing activities:
Purchases of property and equipment	(1,757,190)	(1,156,505)
Net proceeds from sale of business segments	—	5,292,160
Net cash provided by (used in) investing activities in continuing operations	$(1,757,190)	$4,135,655
Cash flows from financing activities:
Net borrowings under line of credit	$—	$3,000,000
Net proceeds from short term secured note	1,297,200	—
Net proceeds from public sale of common stock	21,513,225	—
Payments related to warrant holder redemption rights	—	(572,250)
Net proceeds from exercise of options to purchase common stock	49,959	1,182,651
Net proceeds from exercise of warrants to purchase common stock	—	241,310
Net cash provided by financing activities in continuing operations	$22,860,384	$3,851,711
Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	$—	$(1,914,334)
Net cash used in investing activities of discontinued operations	$—	$(211,297)
Net decrease in cash and cash equivalents from discontinued operations	$—	$(2,125,631)
Effects of foreign currency exchange rates on cash and cash equivalents	$(497,684)	$(307,818)
Net increase (decrease) in cash and cash equivalents	$6,348,830	$(2,170,037)
Cash and cash equivalents at beginning of period	$9,957,716	$12,615,566
Cash and cash equivalents at end of period	$16,306,546	$10,445,529

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine Months Ended
	October 3, 2009	September 27, 2008
Non-cash Investing and Financing Activities:
Employee stock-based compensation (1)	$2,261,399	$1,628,616
Common stock issued related to 401(k) contributions	107,959	430,806
Accretion of redeemable convertible preferred stock discount and dividends	3,714,772	2,062,300
Modification of warrants to purchase common stock	515,000	—
Common stock issued in lieu of dividends on redeemable convertible Series B preferred stock	71,370	68,000
Conversion of Series B Preferred Stock into common stock	1,075,000	250,000
Issuance of warrants and beneficial conversion feature	—	252,000
Adjustment to conversion price of Series B Preferred Stock	55,369	—

Interest and Income Taxes Paid:
Interest	$139,197	$140,432
Income Taxes	$—	$—

(1) Includes $0 and $27,089, related to discontinued operations, for the nine month periods ended October 3, 2009 and September 27, 2008, respectively.

SATCON TECHNOLOGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 3, 2009 (“2009”) AND September 27, 2008 (“2008”)

(Unaudited)

Note A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Satcon Technology Corporation and its wholly-owned subsidiaries (collectively, the “Company”) as of October 3, 2009 and for the three and nine months ended October 3, 2009 and September 27, 2008 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and nine months ended October 3, 2009 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note B. Realization of Assets and Liquidity

The Company anticipates that its current cash along with the availability under its credit facility with Silicon Valley Bank will be sufficient to fund its operations through at least December 31, 2009. The Company has developed a business plan that envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past and allow the Company to remain in compliance with the covenants of the credit facility.  Although the Company believes it has developed a realistic business plan, there is no assurance that it can achieve these objectives.  Accordingly, if the Company is unable to realize its business plan or does not remain in compliance with the covenants of the credit facility, the Company may need to raise additional funds in the future in order to sustain operations by selling equity or taking other actions to conserve its cash position, which could include selling of certain assets and incurring additional indebtedness, subject to the restrictions in the 2007 preferred stock financing.  Such actions would likely require the consent of the investors in that financing (the “Investors”), and there can be no assurance that such consent would be given.  Furthermore, there can be no assurance that the Company will be able to raise such funds if they are required.

Note C. Significant Accounting Policies and Basis of Consolidation

There have been no material changes from the Significant Accounting Policies and Basis of Presentation previously disclosed in Part II, Item 8, contained within “Notes to Consolidated Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2008 except for the adoption of the provisions described in ASC 815 (Formerly -EITF No. 07-05 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”) as disclosed below.

Basis of Consolidation

The consolidated financial statements include the accounts of Satcon and its wholly owned subsidiaries (Satcon Applied Technology, Inc. and Satcon Power Systems Canada, Ltd.).  The results of operations include activity related to discontinued operations of Satcon Electronics, Inc. and Satcon Power Systems, Inc., see Note D. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product passes upon shipment of the product, as the products are typically shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless the Company can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied. When appropriate the Company provides for a warranty reserve at the time the product revenue is recognized.  If a contract involves the provisions of multiple elements and the elements qualify for separation, total estimated contact revenue is allocated to each element based on the relative fair value of each element provided.  The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future.  Revenue is recognized on each element as described above.

The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed price contracts. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of October 3, 2009 and December 31, 2008, the Company has accrued approximately $0 and $1.1 million, respectively, for anticipated contract losses on commercial contracts.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, overnight repurchase agreements with Silicon Valley Bank (the “Bank”) and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At October 3, 2009, the Company had approximately $10.0 million invested in a money market account with a national bank. At October 3, 2009 and December 31, 2008, the Company had restricted cash as indicated in the table below.

Restricted Cash	October 3, 2009	December 31, 2008
Security deposits	$34,000	$34,000
Certificates of deposit	50,000	50,000
Total restricted cash	$84,000	$84,000

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is its local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders’ equity (deficit) including the long-term portion of intercompany advances is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive income (loss). Foreign currency gains and losses were as follows for the three and nine month periods ended October 3, 2009 and September 27, 2008:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
	(Amounts in millions)
Other income (expense) (1)	$0.4	$0.1	$0.4	$0.4

(1)	All foreign currency transaction gains and losses are recorded as a component of other income (expense) and all periods presented have been adjusted to reflect this classification.

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

Income Taxes

The Company accounts for income taxes utilizing the asset and liability method for accounting and reporting for income taxes. Under this method, deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. In addition, the Company is required to establish a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company is required to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities.  The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized.  A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalties (if applicable) on that excess.  In addition, the Company is required to provide a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to the accrued interest and penalties for unrecognized tax benefits.  Discussion is also required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next twelve months.

As of December 31, 2008, the Company had federal and state net operating losses (“NOL”) carry forwards and federal and state R&D credit carry forwards, which may be available to offset future federal and state income tax liabilities which expire at various dates through 2029. Utilization of the NOL and R&D credit carry forwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a rolling three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If the Company has experienced a change of control at any time since Company formation, utilization of its NOL or R&D credit carry forwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carry forwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position. The Company does not expect to have any taxable income for the foreseeable future.  The Company has a full valuation allowance against the net operating losses and credits.

The tax years 2005 through 2008 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carry forward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they are or will be used in a future period.  The Company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years.  The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying financial statements.  The Company would record any such interest and penalties as a component of interest expense.  The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date.

Accounting for Stock-based Compensation

The Company has several stock-based employee compensation plans, as well as stock options issued outside of such plans as an inducement to engage new executives.  Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107, Share Based Payment (“SAB 107”). In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under shares-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of the provisions of stock based compensation in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption, the modification of employee share options prior to adoption, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption. The Company has accounted for its stock option grants in compliance with SAB 107 and Staff Accounting Bulletin No. 110, Year-End Help for Expensing Employee Stock Option (SAB No. 110).

The Company has elected to adopt the alternative transition method for calculating the tax effects (if any) of stock-based compensation expense.  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of the provisions of accounting for stock-based compensation.

The Company uses historical volatility as it believes it is more reflective of market conditions and a better indicator of volatility. The Company uses the simplified calculation of expected life for its “plain-vanilla” option grants.  The simplified method for “plain-vanilla” options calculates the expected life based on a preset formula where the expected life is equal to the sum of vesting term of the option and the contractual term of the option divided by two. If the Company determines that another method used to estimate expected volatility is more reasonable than the Company’s current methods, or if another method for calculating these input assumptions is prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant.

The Company recognized the full impact of its share-based compensation plans in the consolidated financial statements for the three and nine months ended October 3, 2009 and September 27, 2008 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material.  The following table presents share-based compensation expense included in the Company’s consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Cost of product revenue	$42,027	$26,622	$128,789	$68,737
Funded research and development and other revenue expense	14,954	27,034	54,179	80,624
Un-funded research and development and other revenue expenses	75,433	66,765	244,968	89,455
Selling, general and administrative expenses	531,711	627,975	1,766,712	1,389,799
Share based compensation expense from continuing operations before tax	$664,125	$748,396	$2,194,649	$1,628,615

Share based compensation expense from discontinued operations	$—	$(2,337)	$—	$27,090

Total share based compensation expense before tax	$664,125	$746,059	$2,194,649	$1,655,705

Income tax benefit	$—	$—	$—	$—

Net share-based compensation expense	$664,125	$746,059	$2,194,649	$1,655,705

Compensation expense associated with the granting of stock options to employees is being recognized on a straight-line basis over the service period of the option.  In instances where the actual compensation expense would be greater than that calculated using the straight-line method, the actual compensation expense is recorded in that period.  As of October 3, 2009, there was approximately $7.3 million of total unrecognized costs related to non-vested share-based compensation arrangements.  The Company expects to recognize the cost over a weighted average period of approximately 2.5 years.

The weighted average grant date fair value of options granted during the three and nine months ended October 3, 2009 and September 27, 2008 were $1.83 and $1.44 and $2.44 and $2.04, respectively, per option.  The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended		Nine Months Ended
Assumptions:	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Expected life (1)	6.25 years	6.25 years	5.0 to 6.25 years	5.0 years – 6.25 years
Expected volatility ranging from (2)	81.36% – 81.84%	84.0% – 84.3%	72.9% – 82.96%	80.1% – 89.5%
Dividends	none	none	none	none
Risk-free interest rate (3)	2.50%	3.25% – 3.38%	1.50 – 2.50	2.70% – 3.38%
Forfeiture Rate (4)	6.25%	6.25%	6.25%	6.25%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
(2)

The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

(3)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(4)	The estimated forfeiture rate for each option grant is 6.25%.The Company periodically reviews the estimated forfeiture rate, in light of actual experience.

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

Significant customers are defined as those customers that account for 10% or more of total net revenue in a fiscal year or 10% or more of accounts receivable and unbilled contract costs and fees at the end of a fiscal period. For the three and nine months ended October 3, 2009, there were three and two customers, respectively, that were deemed significant with regards to revenue.  For the three months ended October 3, 2009, these customers accounted for approximately 38%, or approximately $4.5 million, of revenue.  For the nine months ended October 3, 2009, these customers accounted for approximately 26%, or approximately $9.5 million, of revenue.  At October 3, 2009, there are three customers that were deemed significant with regards to trade accounts receivable.  At October 3, 2009, these customers accounted for approximately 22%, or approximately $2.6 million, of trade accounts receivable.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable and debt instruments. The estimated fair values of these financial instruments approximate their carrying values at October 3, 2009 and December 31, 2008. The estimated fair values have been determined through information obtained from market sources and management estimates.  The Company’s warrant liability is recorded at fair value.  See “Fair Value Measurement” section below.

Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of October 3, 2009 are as follows:

Fair Value Measurements at Reporting Date Using

Description	Balance as of October 3, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)(1)	Significant Other Observable Inputs (Level 2)(2)	Significant Unobservable Inputs (Level 3)(3)

Assets
Money market funds (5)	$10,003,405	$10,003,405	$—	$—

Total Assets	$10,003,405	$10,003,405	$—	$—

Liabilities
Long-term warrant liability (4)	$3,154,817	$—	$3,154,817	$—

Total Liabilities	$3,154,817	$—	$3,154,817	$—

(1)   Level 1 - Quoted prices in active markets for identical assets or liabilities.

(2)   Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

(3)   Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

(4)   Within the Company’s Level 2 financial assets, which consists of long term investor warrant liabilities comprised of the Warrant As, Warrant Cs, the Series C Preferred Warrants and the placement agent warrants.  The Warrant As and Warrant Cs are being fair valued utilizing a binomial lattice model and the placement agent warrants and the Series C Preferred Warrants are being fair valued using the Black-Scholes option pricing model. (see Note J. Convertible Debt Instruments and Warrant Liabilities-Valuation — Methodology and Significant Assumptions and Note K - Redeemable Convertible Series B and Series C Preferred Stock and warrant liabilities below).

(5)   Included as a component of cash and cash equivalents on accompanying consolidated balance sheets.

Warrant Liabilities

Upon the Company’s adoption of ASC 815-40 on January 1, 2009, the Company’s evaluation of the Series C Preferred Stock Warrants determined that the 19,799,022 Series C Preferred Stock Warrants did not qualify for a scope exception under ASC 815-10-15 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815-40-55. As a result, on the date of adoption the Company reclassified these warrants from additional paid in capital to warrant liabilities through a cumulative effect of a change in accounting principle.   The initial value of the warrant liability at adoption was $22,041,541.

For the nine months ended October 3, 2009, the Company recorded a charge to change in fair value of warrants of approximately $3.2 million for the increase in the fair value related to these warrants during the period.  The warrants did not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants were to be recognized currently in earnings until such time as the warrants were modified in the manner described below, exercised or expired.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	January 1, 2009	April 4, 2009	July 3, 2009

Expected life	5.9 – 6.7 years	5.6 – 6.5 years	5.4 – 6.2 years
Expected volatility	80% – 85%	75% – 85%	75% – 80%
Dividends	none	none	none
Risk-free interest rate	1.69% – 1.83%	2.06% – 2.35%	2.56% – 2.87%

On July 3, 2009, the Company modified certain provisions contained within the Series C Preferred Stock Warrants.  Under the terms of the original Series C Preferred Stock Warrants (prior to their modification), in addition to standard anti-dilution protection for stock splits or dividends, stock combinations, mergers, liquidation or similar events, the exercise price and number of shares issuable upon exercise of these warrants were subject to adjustment in the event of certain dilutive issuances (the “Dilutive Issuance Provision”).  Upon each adjustment of the exercise price pursuant to the Dilutive Issuance Provision, the number of shares subject to the warrant were also to be adjusted by multiplying the current exercise price prior to the adjustment by the number of shares subject to the warrant and dividing the product by the exercise price resulting from the adjustment.  The Dilutive Issuance Provision was modified to (i) limit the instances in which a dilutive issuance will cause an adjustment to the exercise price of the warrants and (ii) eliminate the provision that correspondingly increased the number of shares underlying the warrants in the event of a dilutive issuance that causes an adjustment to the exercise price.  As a result of this modification these warrants will now accounted for as equity by the Company, as they now qualify for the scope exemption under ASC 815-10-15.  Previously the warrants, due to the adoption of the provisions of ASC 815-40, were accounted for as a derivative liability.  In addition, as a result of this modification, the Company will no longer be required to mark these warrants to fair value each quarter.  (See Note J. Convertible Debt Instruments and Warrant Liabilities)

In addition, the Company determined the fair values of the investor warrants (the Warrant As and Warrant Cs) and placement agent warrants using valuation models it considers to be appropriate. The Company’s stock price has the most significant influence on the fair value of its warrants. An increase in the Company’s common stock price would cause the fair values of the warrants to increase, because the exercise price of the warrants is fixed at $1.815 per share and result in a charge to our statement of operations. A decrease in the Company’s stock price would likewise cause the fair value of the warrants to decrease and result in a credit to our statement of operations. See Note J for valuation discussion.

Redeemable Convertible Series B Preferred Stock

The Company accounts for its Series B Preferred Stock and associated warrants in accordance with ASC 470-20, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series B Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities.  The Company determined the initial value of the Series B Preferred Stock and investor warrants using valuation models it considers to be appropriate.  The Series B Preferred Stock is classified within the liability section of the Company’s balance sheet.  To the extent that the Series B Preferred Stock is subject to a remeasurement event pursuant to ASC 480-10, or is otherwise modified, the Series B Preferred Stock will be reclassified to temporary equity.

Redeemable Convertible Series C Preferred Stock

The Company accounted for its issuance of Convertible Series C Preferred Stock (the “Series C Preferred Stock”), and associated warrants in accordance with in accordance with ASC 470-20, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series C Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities and classifying the Series C Preferred Stock as temporary equity on the balance sheet between the captions for liabilities and permanent shareholder’s equity.  The Company determined the initial value of the Series C Preferred Stock and investor warrants using valuation models it considers to be appropriate.  The Company is using the effective interest method to accrete the carrying value of the Series C Preferred stock through the earliest possible redemption date (November 8, 2011), at which time the value of the Series C Preferred Stock would be $30.0 million or 120% of its face value.

Reclassifications

Certain prior-year balances have been reclassified to conform to current-year presentations.  The Company reclassified the effects of foreign currency translation, of which a portion was previously accounted for in cost of sales, to other income (expense) in its statement of operations for the three and nine months ended September 27, 2008.  The effect of the reclassification was approximately $0.1 million and $0.3 million of translation related gains being accounted for in other income for the three and nine month periods ended September 27, 2008, respectively.

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

There were no sales and no loss from discontinued operations during the three and nine month periods ended October 3, 2009.  Net sales from discontinued operations were $3.9 million and $11.0 million for the three and nine months ended September 27, 2008, respectively. Loss from discontinued operations was $1.0 million and $3.0 million for the three and nine months ended September 27, 2008.   Net sales and net loss from discontinued operations for the three and nine months ended September 27, 2008 is broken out by division as follows:

	Three Months Ended	Nine Months Ended
Division	September 27, 2008	September 27, 2008

Electronics
Net Sales	$3,017,779	$8,250,768
Net Loss	$(731,719)	$(1,161,625)

Power Systems, US
Net Sales	$867,920	$2,735,773
Net Loss	$(258,715)	$(796,212)
Discontinued Operations
Total Net Sales	$3,885,699	$10,986,541
Total Net Loss	$(990,434)	$(1,957,837)

The Company has not allocated interest to discontinued operations.  The Company has also eliminated all intercompany activity associated with discontinued operations.

The sale of the Electronics and Power Systems US divisions resulted in a gain on sale of discontinued operations for the period ended September 27, 2008 as follows:

	Electronics	Power Systems, US	Total
Net current assets sold	$3,417,632	$404,474	$3,822,106
Long-term assets sold	1,120,176	45,556	1,165,732
Total net assets sold	$4,537,808	$450,030	$4,987,838
Consideration received, net	$5,047,892	$267,744	$5,315,636
Gain on sale of discontinued operations	$510,084	$(182,286)	$327,798

There were no net assets of the Electronics and Power Systems US divisions at October 3, 2009 and December 31, 2008.

Note E. Loss per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Loss from continuing operations	$(7,257,313)	$(1,259,096)	$(23,844,709)	$(11,708,550)

Loss from discontinued operations	—	(990,434)	—	(1,957,837)
Gain on disposal of discontinued operations	—	327,798	—	327,798
Accretion and dividends and deemed dividends on Series C Preferred Stock	(1,281,437)	(1,066,093)	(3,698,546)	(3,113,846)
Net loss attributable to common shareholders	$(8,538,750)	$(2,987,825)	$(27,543,255)	$(16,452,435)
Basic and diluted:
Common shares outstanding, beginning of period	70,211,491	50,921,737	51,479,822	49,803,979
Weighted average common shares issued during the period	28,387	91,445	7,352,013	650,321
Weighted average shares outstanding—basic and diluted	70,239,878	51,013,182	58,831,835	50,454,300

Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.12)	$(0.05)	$(0.47)	$(0.29)
From loss on discontinued operations	$—	$(0.02)	$—	$(0.04)
From gain on sale of discontinued operations	$—	$0.01	$—	$0.01
Net loss per weighted average share, basic and diluted	$(0.12)	$(0.06)	$(0.47)	$(0.32)

As of October 3, 2009 and September 27, 2008, shares of common stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive.  In addition, shares of common stock issuable upon the conversion of Series B Preferred Stock and Series C Preferred Stock were excluded from the diluted weighted average common shares outstanding as their effect would also have been anti-dilutive.   Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, except when the effect would be anti-dilutive.

The table below summarizes the option and warrants and convertible preferred stock that were excluded from the calculation above due to their effect being antidilutive:

	At
	October 3, 2009	September 27, 2008
Common Stock issuable upon the exercise of:
Options	10,979,370	10,478,177
Warrants	25,597,328	26,488,278
Total Options and Warrants excluded	36,576,698	36,966,455

Common Stock issuable upon the conversion of redeemable convertible Series B Preferred Stock	251,678	935,484
Common Stock issuable upon the conversion of redeemable convertible Series C Preferred Stock	26,245,390	24,038,462

The table below details out shares of common stock underlying securities for which the securities would have been considered dilutive at October 3, 2009 and September 27, 2008, had the Company not been in a loss position:

	# of Underlying Common Shares
	October 3, 2009	September 27, 2008
Employee stock options	3,200,706	2,370,375
Warrants to purchase common stock	25,597,328	10,094,042
Series B Convertible Preferred Stock	251,678	935,484
Series C Convertible Preferred Stock	26,245,390	24,038,462
Total	55,295,102	37,438,363

Note F. Inventory

Inventory components at the end of each period were as follows:

	October 3, 2009	December 31, 2008
Raw material	$5,358,081	$4,920,780
Work-in-process	2,438,521	6,182,835
Finished goods	1,811,521	353,917
	$9,608,123	$11,457,532

Note G. Legal Matters

From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business.  The Company is not aware of any current or pending litigation in which the Company is or may be a party that it believes could materially adversely affect the results of operations or financial condition.

Note H. Commitments and Contingencies

Operating Leases

The Company leases its facilities under various operating leases that expire through 2016.

Future minimum annual rentals under lease agreements at October 3, 2009 are as follows:

Fiscal Year
2009	$335,314
2010	1,246,183
2011	907,089
2012	386,949
2013	243,525
Thereafter	662,929
Total	$3,781,989

Letters of Credit:

The Company utilizes a standby letter of credit to satisfy a security deposit requirement and in some instances to satisfy warranty commitments. Outstanding standby letters of credit as of October 3, 2009 and December 31, 2008 were $34,000.  The Company is required to pledge cash as collateral on these outstanding letters of credit. As of October 3, 2009 and December 31, 2008, the cash pledged as collateral for these letters of credit was $34,000, and is included in restricted cash and cash equivalents on the balance sheet.

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

On September 29, 2009, the Company entered into the Third Loan Modification Agreement with the Bank.  The Third Loan Modification modified certain of the financial covenants related to the Loan Agreement.  The Company paid legal fees of $10,000 related to the Third Loan Modification Agreement. As of October 3, 2009, the Company had $3.0 million outstanding under the Loan Agreement and the Bank’s prime rate was 4.0%.  The rate used was the Bank’s prime rate of 4% plus 1% or (5% at October 3, 2009).

The Company has certain financial covenants under the Loan Agreement.  At October 3, 2009, the Company’s most restrictive covenant under the line of credit was a tangible net worth covenant, as defined, which was set at approximately $16.0 million.  At October 3, 2009, the Company’s tangible net worth, as defined, was approximately $17.6 million, which exceeded the covenant requirement.  The Company also has a liquidity covenant, as defined, which was set at approximately $4.0 million.  As of October 3, 2009, the Company’s liquidity, as defined, was approximately $19.4 million, which exceeded the covenant requirement.  As of October 3, 2009, the Company had availability of $3.1 million under the line of credit.

At October 3, 2009, in addition to the amounts outstanding under it line of credit with the Bank, the Company had a secured short term note payable to the Bank in the amount of $1.3million.  The short term note payable was due 20 days after issuance and was secured by a letter of credit covering a receivable from a customer.  Subsequent to the October 3, 2009 the Company has satisfied its obligation to the Bank.

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

The following is a summary of the Company’s accrued warranty activity for the following periods:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Balance at beginning of period	$2,037,892	$2,572,404	$2,175,281	$2,001,757
Provision	403,706	452,613	1,057,602	1,397,265
Usage	(308,642)	(1,103,980)	(1,099,927)	(1,477,985)
Balance at end of period	$2,132,956	$1,921,037	$2,132,956	$1,921,037

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

For so long as any Warrant As remain outstanding, we may not issue any common stock or common stock equivalents at a price per share less than $1.65, subject to certain exceptions. In the event of a breach of this provision, the holders may elect to require us to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A.  As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note K below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right.  During the fourth quarter of fiscal 2007, the Company paid approximately $1.4 million to redeem Warrant As representing 1,242,426 shares of common stock.  During the first quarter of fiscal 2008, the Company paid approximately $0.4 million to redeem Warrant As representing 303,031 shares of common stock.  (See table below for assumptions used in valuing the warrants redeemed).  As of October 3, 2009 and December 31, 2008, Warrant As to purchase 2,090,911 shares of common stock were outstanding, respectively.

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

For so long as any Warrant Cs remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less $1.65, subject to certain exceptions. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant Cs for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant C. As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note K below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right.  During the fourth quarter of fiscal 2007, the Company paid approximately $0.7 million to redeem Warrant Cs representing 621,215 shares of common stock.  During the quarter ended March 29, 2008, the Company paid approximately $0.2 million to redeem Warrant Cs representing 151,516 shares of common stock. (See table below for assumptions used in valuing the warrants redeemed).  As of October 3, 2009 and December 31, 2008, Warrant Cs to purchase 1,045,456 shares of common stock were outstanding, respectively.

The table below summarizes Black-Scholes option pricing model range of assumptions that were used in valuing the warrants redeemed for both the Warrant As and Warrant Cs during the nine month period ended September 27, 2008.

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

Placement Agent Warrants

First Albany Capital (“FAC”) acted as placement agent in connection with the Private Placement. In addition to a cash transaction fee, FAC or its designees were entitled to receive five-year warrants to purchase 218,182 shares of the Company’s common stock at an exercise price of $1.87 per share. These warrants will be callable after the second anniversary of the closing of the Private Placement if the 20-day volume weighted average price per share of the Company’s common stock exceeds 175% of the exercise price. At the direction of FAC, these warrants were issued to First Albany Companies Inc., the parent of FAC.  As of October 3, 2009 and December 31, 2008, warrants to purchase 218,182 shares of common stock were outstanding, respectively.

Accounting for the Warrants

Upon issuance, the Warrant As, Warrant Bs and Warrant Cs, along with the Placement Agent Warrants (together the “Warrants”), did not meet the requirements for equity classification, because such warrants (a) must be settled in registered shares, (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares and (c) there is a cash-out election using a Black-Scholes valuation under various circumstances.  Therefore these Warrants are required to be accounted for as freestanding derivative instruments.  Changes in fair value are recognized as either a gain or loss in the statement of operations under the caption “change in fair value of warrant liabilities.”

Upon issuance, the Company allocated $2.7 million of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $4.9 million and a charge to other expense of $2.2 million.  As of October 3, 2009 and December 31, 2008, the remaining outstanding Warrants have been marked to fair value resulting in a derivative liability of $3.2 million and $2.4 million, respectively.

The credit / (charge) to Change in Fair Value of warrant liabilities, for the three and nine months ended October 3, 2009 was ($0.3) million and $(0.7) million, respectively and the credit / (charge) to Change in Fair Value of warrant liabilities for the three and nine months ended September 27, 2008 was $2.0 million and $(0.8) million, respectively, related to warrant As, Bs and Cs and placement agent warrants.  In addition, the Company recorded a charge to Change in Fair Value of warrant liabilities related to its

Series C Preferred Stock warrants of $3.2 million for the nine month period ended October 3, 2009.

A summary of the changes in the fair value of the warrant liabilities:

Fair Value of Warrant Liabilities

Balance at December 31, 2007	$3,244,316
Fair value adjustment (2)	(104,768)
Change in fair value of redeemed Warrant As and Cs at redemption (1) (2)	572,250
Warrant Redemptions:
- Cash Paid for Warrant A redemption (1)	(387,591)
- Cash paid for Warrant C redemption (1)	(184,659)
Balance at March 29, 2008	$3,139,548
Fair value adjustment (2)	$2,396,716
Balance at June 28, 2008	$5,536,264
Fair value adjustment (2)	$(2,041,697)
Balance at September 27, 2008	$3,494,567

Balance at December 31, 2008	$2,407,438
Reclassification of Series C Preferred Stock Warrants to liabilities (3)	22,041,541
Fair value adjustment (2)	5,370,471
Balance at April 4, 2009	$29,819,450
Fair value adjustment (2)	(1,776,137)
Reclassification of Series C Preferred Stock Warrants to equity (4)	(25,193,785)
Balance at July 4, 2009	$2,849,528
Fair value adjustment (2)	305,289
Balance at October 3, 2009	$3,154,817

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

(3)          19,799,022 of the Company’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment.  As such, effective January 1, 2009 the Company  reclassified the fair value of these common stock purchase warrants, which have exercised price reset features, from equity to liability status as if these warrants were treated as derivative liability since their date of issuance.

(4)          On July 3, 2009, the Company modified certain provisions contained within the common stock purchase warrants issued in connection with the Series C Preferred Stock financing.  See Note C. Significant Accounting Policies and Basis of Consolidation — Warrant Liabilities for a description of the modifications.  As a result of these modifications 19,799,022 of the Company’s issued and outstanding common stock purchase warrants, previously treated as a derivative liability on January 1, 2009 will now be treated as equity pursuant to the derivative treatment exemptions afforded the Company.  In addition, as a result of this modification, the Company will no longer be required to mark these warrants to their fair value each quarter.

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

In estimating the fair value of the Warrants the following methods and significant input assumptions were applied:

Methods

•                  A binomial lattice model was utilized to estimate the fair value of Warrant As at March 29, 2008, June 28, 2008, December 31, 2008, April 4, 2009, July 4, 2009 and October 3, 2009, as well as the fair value of the Placement Agent Warrants at December 31, 2006 and the Warrant Cs at March 29, 2008, December 31, 2008, April 4, 2009, July 4, 2009 and October 3, 2009.  The binomial model considers the key features of the Warrants, and is subject to the significant assumptions discussed below.  First, a discrete simulation of the Company’s stock price was conducted at each node and throughout the expected life of the instrument.  Second, an analysis of the higher of a holding position (i.e., fair value of a future node value discounted using an applicable discount rate) or exercise position was conducted relative to each node, which considers the non-exercise period, until a final fair value of the instrument is concluded at the node representing the valuation date.  This model requires the following key inputs with respect to the Company and/or instrument:

Warrant As

Input	Mar. 29, 2008	June 28, 2008	Dec. 31, 2008	Apr. 4, 2009	Jul. 4 2009	Oct. 3 2009
Quoted Stock Price	$1.84	$3.01	$1.55	$1.88	$1.80	$2.01
Conversion Price	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	5.30	5.10	4.60	4.30	4.00	3.80
Stock Volatility	80%	80%	73%	75%	75%	75%
Risk-Free Rate	2.57%	3.37%	1.44%	1.69%	1.98%	1.72%
Dividend Rate	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A

Warrant Cs (1)

Input	Mar. 29, 2008	June 28, 2008	Dec. 31, 2008	Apr. 4, 2009	Jul. 4 2009	Oct 3 2009
Quoted Stock Price	$1.84	$3.01	$1.55	$1.88	$1.80	$2.01
Conversion Price	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	6.3	6.1	5.50	5.30	5.0	4.8
Stock Volatility	85%	85%	80%	75%	75%	75%
Risk-Free Rate	2.77%	3.50%	1.63%	1.97%	2.43%	2.14%
Dividend Rate	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A

(1) Warrant Cs were issued on July 17, 2007 upon the exercise of the Warrant Bs.

•                  A Black-Scholes option pricing model was utilized to estimate the fair value of Placement Agent Warrants after March 29, 2008, June 28, 2008, December 31, 2008, April 4, 2009, July 4, 2009 and October 3, 2009. A change in method from the binomial to Black-Scholes was warranted because the warrants’ non-exercise period ended prior to the valuation date and all required inputs were fixed. This model requires the following key inputs with respect to the Company and/or instrument:

Input	March 29, 2008	June 28, 2008	Dec. 31, 2008	Apr. 4, 2009	Jul. 4 2009	Oct. 3 2009
Quoted Stock Price	$1.84	$3.01	$1.55	$1.88	$1.80	$2.01
Conversion Price	$1.87	$1.87	$1.87	$1.87	$1.87	$1.87
Time to Maturity (in years)	3.31	3.06	2.55	2.29	2.04	1.79
Stock Volatility	70%	75%	80%	75%	85%	80%
Risk-Free Rate	1.91%	2.93%	0.89%	1.08%	1.00%	0.77%
Dividend Rate	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A

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

•                  The quoted market price of the Company’s stock was utilized in the valuations because the derivative guidance requires the use of quoted market prices without considerations of blockage discounts. Because the stock is thinly traded, the quoted market price may not reflect the market value of a large block of stock; and

•                  The quoted market price of the Company’s stock as of measurement dates and expected future stock prices were assumed to reflect the effect of dilution upon conversion of the instruments to shares of common stock.

Note K. Redeemable Convertible Series B and Series C Preferred Stock

Series B Convertible Preferred Stock

On October 31, 2003, the Company completed a $7.7 million equity transaction involving the issuance of 1,535 shares of its Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and warrants to purchase up to 1,228,000 shares of the Company’s common stock, to accredited investors (the “October 2003 Financing Transaction”).  In connection with the October 2003 Financing Transaction, the Company issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock is convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50.  As of October 3, 2009 and December 31, 2008, the conversion price for the Series B Preferred Stock was $1.49 and $1.55, respectively.  As of October 3, 2009 and December 31, 2008, 75 and 290 shares of Series B Preferred Stock were outstanding, respectively.  As of October 3, 2009 and December 31, 2008, the liquidation preference of the remaining 75 and 290 shares of Series B Preferred Stock was $375,000 and $1,450,000, respectively, and these were convertible into 251,678 and 935,484 shares of common stock, respectively.

Dividends on Series B Preferred Stock

The shares of Series B Preferred Stock initially bore a cumulative dividend at a rate of 6% per annum; pursuant to its terms, this was increased to a rate of rate of 8% per annum on October 1, 2005. Dividends on the Series B Preferred Stock are payable semi-annually and, except in certain limited circumstances, may be paid by the Company, at its option, either through the issuance of shares of common stock or in cash.  If the Company elects to pay the dividend in shares of common stock, the Company will issue a number of shares of common stock equal to the quotient of the dividend payment divided by the greater of 80% of the average closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the date the dividend is required to be paid, and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 and $1.55 (as of October 3, 2009 and December 31, 2008, respectively).  The Company has paid all dividends in shares of common stock, in lieu of cash dividends.

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

Burnham Hill Partners, LLC, a division of Pali Capital, Inc. (“BHP”), served as placement agent for this transaction. As part of its commission BHP, or its assigns, received warrants, with an exercise price of $0.01 per share, to purchase an aggregate of 150,430 shares of common stock. These warrants were immediately exercisable and would expire on October 31, 2008.  The Company valued

these warrants at $435,166, using the Black-Scholes option-pricing model and has treated this as a transaction cost.   As of December 31, 2008, none of these warrants were outstanding as the remaining warrants to purchase an aggregate of 5,182 shares of common stock, which were outstanding during 2008, expired unexercised.

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

Optional Conversion of Series B Preferred Stock

The Series B Preferred Stock is convertible into common stock at any time at the option of the holder. Each outstanding share of Series B Preferred Stock is convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 and $1.55 (as of October 3, 2009 and December 31, 2008, respectively). The Series B Preferred Stock has anti-dilution protections which adjust the conversion price, in the event of the issuance of shares of common stock at a price less than the conversion price then in effect.  If the Company issues equity securities for a per share price less than the conversion price of the Series B Preferred Stock, which was initially $2.50, the conversion price will be adjusted downwards using a weighted average calculation.

Mandatory Conversion of Series B Preferred Stock

If certain conditions described below are met, each share of Series B Preferred Stock will be automatically converted into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 and $1.55 (as of October 3, 2009 and December 31, 2008, respectively).  Mandatory conversion may only occur if the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market exceeds $5.00 (as adjusted for stock splits, stock dividends, combinations and similar transactions) for 20 consecutive trading days and either the registration statement governing the underlying shares of common stock is effective or the shares of common stock issuable upon conversion of the Series B Preferred Stock can be sold without restriction pursuant to Rule 144 of the Securities Act of 1933.  The mandatory conversion date will be extended for so long as the following events have occurred and are continuing:

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

Failure to Convert

If for any reason upon an optional or mandatory conversion the Company cannot issue shares of common stock which have been registered for resale pursuant to an effective registration statement, then the Company will be obligated to issue as many shares of common stock as its is able to issue.  If the Company does not have enough shares of common stock to cover the conversion of all outstanding shares of Series B Preferred Stock, then with respect to the unconverted shares of Series B Preferred Stock (other than unconverted Series B Preferred Stock resulting from the restrictions described above under “Conversion Restrictions”), the holder will have the right to (i) void its conversion notice, (ii) require the Company to redeem the unconverted shares of Series B Preferred Stock at a price per share equal to $6,250 plus liquidated damages and any accrued but unpaid dividends or (iii) require the Company to issue shares of common stock that have not been registered pursuant to the Securities Act.  If the holder elects redemption, the Company may pay the redemption price either in cash or in shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 and $1.55 (as of October 3, 2009 and December 31, 2008, respectively).

Redemption of Series B Preferred Stock

The holders of Series B Preferred Stock are entitled to redeem their shares of Series B Preferred Stock immediately prior to the consolidation, merger or business combination of the Company with another entity (other than pursuant to a migratory merger effected solely for the purpose of changing the jurisdiction of incorporation of the Company or a consolidation, merger or other business combination in which holders of the Company’s voting power immediately prior to the transaction continue after the transaction to hold, directly or indirectly, the voting power of the surviving entity or entities necessary to elect a majority of the members of the board of directors (or their equivalent if other than a corporation) of such entity or entities), the sale or transfer of more than 50% of the Company’s assets (other than inventory in the ordinary course of business) or the closing of a purchase, tender or exchange offer made to the holders of more than 50% of the outstanding common stock.  In such an event, the redemption price per share will equal $6,250 plus any accrued but unpaid dividends and liquidated damages. The Company may pay the redemption price in either cash or shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 and $1.55 (as of October 3, 2009 and December 31, 2008, respectively).

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

With respect to the events set forth in the first three bullet points above, the redemption price per share will equal $6,000 plus liquidated damages and any accrued but unpaid dividends. With respect to the event described in the fourth bullet point above, the redemption price per share will be the greater of (i) $6,000 plus liquidated damages and any accrued but unpaid dividends and (ii) the product of the number of shares of common stock issuable upon the relevant shares of Series B Preferred Stock multiplied by the highest closing price for the common stock during the period beginning on the date of first occurrence of the event and ending one day prior to the date of payment of the redemption price.  If the effectiveness of the registration statement lapses, listing is suspended or the holders receive a notice that the Company will not or cannot comply with a conversion notice, the Company may choose to pay the redemption price in shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 and $1.55 (as of October 3, 2009 and December 31, 2008, respectively).

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

Accounting for the Series B Preferred Stock and Adjustments to the Conversion Price

The Company accounted for the transaction by allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series B Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities as follows:

Security	Face Value	Fair Value	Allocation of Proceeds, Net of Transaction Costs	Beneficial Conversion Feature	Discount
Redeemable convertible Series B Preferred Stock	$7,675,000	$12,398,195	$5,247,393	$3,655,607	$6,083,214
Warrants	—	$2,935,558	$1,242,441	—	—

As a result of the issuance of shares of common stock in lieu of cash for the principal and interest payments due on the Convertible Notes, the issuance of 850,000 shares of common stock related to the early termination of a lease, conversion of a portion of the Convertible Notes by the note holders, the exercise of the Warrant Bs, the issuance of 749,999 shares of common stock to the note holders as an inducement and the closing of the private placement of Series C Preferred Stock and warrants in the fourth quarter of 2007 and the issuance of approximately 17.9 million shares of common stock during the period ended October 3, 2009, the Company adjusted the initial $2.50 conversion price on the Series B Preferred Stock to $1.49.

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

In the purchase agreement, the Company also agreed to issue the Investors additional warrants in the event that the holders of certain existing warrants (none of whom are affiliated with the Investors) exercise those warrants in the future.  Upon such exercises, the Company will issue to the Investors additional warrants to purchase common stock equal to one-half of the number of shares of common stock issued upon exercise of these existing warrants.  The exercise price of these warrants will be $1.66 per share (during 2008, prior to the issuance of any such warrants, the warrant holders agreed to change the exercise price to $1.66 per share from $1.25 per share).  During 2008, the Company issued warrants to purchase an aggregate of 87,484 shares of common stock to the Investors as a result of warrant exercises during 2008.  During 2009, the Company issued warrants to purchase an aggregate of 17,911 shares of common stock to the Investors as a result of warrant exercises during the three and nine month period ended October 3, 2009. On October 3, 2009, the date of issuance, the Company valued these warrants using a Black-Scholes option pricing model with the assumptions detailed below.  After valuing these warrants the Company allocated the calculated value to the relative fair value of each tranche of preferred stock.  As a result, the Company recorded the allocated value of the warrant and the beneficial conversion feature of $34,000 in the aggregate to the second closing of the Series C Preferred Stock.  The Company recorded a deemed dividend on the Series C Preferred Stock of $17,000 related to the beneficial conversion feature.   See Accounting for the Series C Preferred Stock below.

Input	October 3, 2009
Quoted Stock Price	$2.01
Exercise Price	$1.66
Time to Maturity (in years)	7.00
Stock Volatility	82.66%
Risk-Free Rate	2.5%
Dividend Rate	0%

As of October 3, 2009, if all of the remaining existing warrants are exercised, the Company would need to issue warrants to purchase an additional 2,650,197 shares of common stock to the Investors.

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

Accounting for the Series C Preferred Stock

Initially, based on the accounting guidance available at the closing of the Series C Preferred Stock transaction (see “Note J. Convertible Debt Instruments and Warrant Liabilities - Change in Accounting Principle”), the Company accounted for the transaction by allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series C Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities as follows:

Security	Face Value	Fair Value	Allocation of Proceeds, Net of Transaction Costs	Beneficial Conversion Feature	Initial Carrying Value
Redeemable convertible Series C Preferred Stock	$25,000,000	$18,193,950	$12,991,097	$11,762,887	$1,228,210
Warrants	—	$18,352,179	$10,092,623	—	—

The re-pricing of the exercise price of the Tranche I warrants from $1.44 to $1.25, as described above, was treated as a cancellation of the original warrants issued on November 8, 2007 and a re-issuance of new warrants on December 20, 2007.  The difference in fair value of the warrant was included in the allocation of net proceeds associated with the second closing of the Series C Preferred Stock on December 20, 2007.  The Company treated this as a deemed dividend on the Series C Preferred Stock.  The Company recorded a discount, including the re-pricing and beneficial conversion feature of $11,762,887 and recorded a deemed dividend of $11,947,881 to the holders of the Series C Preferred Stock, which included the initial allocation of the discount of $11,762,887 and $184,994 related to the accretion of the Series C Preferred Stock to its redemption value through the date that holders of the Series C Preferred Stock may first exercise their redemption right.  The Company is using the effective interest method to accrete the carrying value of the Series C Preferred Stock through the earliest possible redemption date (November 8, 2011), at which time the value of the Series C Preferred Stock would be $30.0 million or 120% of its face value and accrued dividends.  The components of the carrying value of the Series C Preferred Stock from inception on November 8, 2007, the year ended December 31, 2007, September 27, 2008, December 31, 2008 and October 3, 2009, is as follows:

Total
Initial carrying value November 8, 2007	$1,228,210
Deemed dividend through December 31, 2007	$11,762,887
Accretion of original issue discount to redemption value through December 31, 2007	$184,994
Total	$13,176,091
Dividend through December 31, 2007 (1)	$100,000
Balance at December 31, 2007	$13,276,091
Accretion of original issue discount to redemption value for the three months ended March 29, 2008, June 28, 2008 and September 27, 2008	2,062,299
Dividend for the three months ending March 29, 2008 , June 28, 2008 and September 27, 2008(1)	925,547
Additional discount from issuance of warrants and beneficial conversion feature	(126,000)
Balance at September 27, 2008	$16,137,937

Balance at December 31, 2008	$17,248,593
Accretion of original issue discount to redemption value for the three months ended April 4, 2009, July 4, 2009 and October 3, 2009	2,662,857
Dividend and accretion of the Series C Preferred dividends for the three months ending April 4, 2009 (1), July 4, 2009 (1) and October 3, 2009 (1)	1,051,915
Additional discount from issuance of warrants and beneficial conversion feature	(17,000)
Balance at October 3, 2009	$20,946,365

(1)          The Company elected to add the dividend to the liquidation preference of the Series C Preferred Stock and it was recorded as a dividend to the holders of the Series C Preferred Stock.

In valuing the warrants, at issuance, associated with the Series C Preferred Stock the Company used the Black-Scholes option pricing model with the following range of assumptions:

Assumptions:	November 8, 2007	December 20, 2007

Expected life	4.0years	5.2years
Expected volatility	70%	70%
Dividends	none	none
Risk-free interest rate	3.64%	3.48%

The Company currently designates these warrants as equity instruments; see warrant liabilities in Note C.

Note L. Stock Option Plans

Stock Option Plans

Under the Company’s 1998, 1999, 2000, 2002 and 2005 Stock Option Plans (collectively, the “Plans”), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase shares of the Company’s common stock. At October 3, 2009, 9,517,331 shares are available for future grants (as stock options or other equity awards) under the Plans.

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

The following table summarizes activity of the Company’s stock plans since December 31, 2008:

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(years)	Value
Outstanding at December 31, 2008	10,147,996	$2.39	8.09	$382,951
Grants	1,038,000	$1.22
Exercises	—	$—
Cancellations	(334,626)	$6.28
Outstanding at April 4, 2009	10,851,370	$2.16	8.20	$1,676,828
Grants	366,000	$1.93
Exercises	(4,750)	$1.50
Cancellations	(84,250)	$1.94
Outstanding at July 4, 2009	11,124,370	$2.15	8.01	$1,416,772
Grants	109,000	$1.83
Exercises	(31,500)	$1.36
Cancellations	(222,500)	$2.95
Outstanding at October 3, 2009	10,979,370	$2.14	7.84	$2,593,316
Exercisable at October 3, 2009	5,043,607	$2.48	6.71	$1,209,472

Information relating to stock options outstanding as of October 3, 2009 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price
$0.4100	to	$1.3900	1,644,950	7.86	$1.1505	787,450	$1.1465
$1.4100	to	$1.8300	1,572,250	7.96	$1.6080	761,250	$1.5451
$1.8400	to	$1.8900	40,000	9.15	$1.8813	7,500	$1.8800
$1.9000	to	$1.9000	4,857,520	8.57	$1.9000	1,528,756	$1.9000
$1.9100	to	$2.4600	1,603,650	7.11	$2.2588	965,151	$2.1558
$2.5000	to	$17.5630	1,253,500	5.79	$4.7585	986,000	$5.3531
$17.7500	to	$17.7500	7,500	1.10	$1.1505	7,500	$17.7500
$0.4100	to	$17.7500	10,979,370	7.84	$2.1354	5,043,607	$2.4763

Options for the purchase of 3,249,976 shares were exercisable at December 31, 2008, with a weighted average exercise price of $3.22.

As of October 3, 2009, the Company had 92,135 shares of restricted stock outstanding of which all were vested.  Restricted stock is comprised of restricted stock awards to non-employee consultants of the Company for services to be rendered in fiscal 2009.  The Company valued the restricted stock grants at $165,000, the price of the Company’s stock on the day of the grant ($1.78 per share).  In connection with these restricted stock grants the Company recognized an expense of $0 and $75,000 in its general and administrative department for the three and nine months ended October 3, 2009, respectively,  and $22,250 and $66,750 in its cost of product sales line item for the three and nine months ended October 3, 2009, respectively.  The Company had no unvested shares of restricted stock outstanding as of September 27, 2008.

As of October 3, 2009, there was approximately $7.3 million of total unrecognized costs related to non-vested share-based compensation arrangements.  The Company expects to recognize the cost over a weighted average period of approximately 2.5 years.  There were options to purchase 31,500 and 36,250 shares exercised during the three and nine months ended October 3, 2009, respectively, and these options had an intrinsic value of approximately $60,000 and $69,000 on their date of exercise, respectively. Options to purchase 15,000 and 694,920 shares were exercised during the three and nine months ended September 27, 2008, respectively, and these options had an intrinsic value of approximately $33,400 and $1.6 million, respectively, on their date of exercise.

During 2000, the Company granted 216,000 non-qualified stock options to non-executive employees at an exercise price of $17.56 per share outside of the Board-approved Plans. As of December 31, 2008 and October 3, 2009, 21,000 of these options remained outstanding, respectively, which are included in the above table.

During 2008, as an inducement to his joining the Company, the Company granted the new CEO an option to acquire 4,796,020 shares of common stock at a price per share equal to $1.90, the closing price of the common stock on May 1, 2008, the date his employment commenced. The option vests over four years, with the first 25% vesting on May 1, 2009 and the balance vesting in equal quarterly installments over the following three years. The option was issued outside of the Company’s 2005 Incentive Compensation Plan.  As of December 31, 2008 and October 3, 2009, this option was outstanding and is included in the above table.

Note M. Warrants

The table below summarizes the Company’s warrants currently outstanding as of October 3, 2009:

		Original Warrant to								Remaining Shares of
Date of Warrant Issuance	Holder of Warrant	Purchase Shares of Common Stock		Exercise Price $		2009 Activity				Common Stock underlying the warrant	Term (Years)
						Warrant Issued	Warrants Exercised or Redeemed		Warrants Expired
December 22, 2004	December 2004 Financing Investors	2,181,818		$2.00						804,546	5
May 31, 2005	Silicon Valley Bank	151,515		$1.39			(151,515	)(7)		—	10
August 12, 2005	August 2005 Financing Investors	1,169,038		$1.99						1,047,777	5
August 12, 2005	Ardour Capital Investment, LLC	93,523		$1.84						93,523	5
July 19, 2006	First Albany Warrants	218,182		$1.87						218,182	5
July 19, 2006	Warrant A, July 2006 Private Placement	3,636,368	(2)	$1.82						2,090,911	7
July 17, 2007	Warrant C, July 2006 Private Placement	1,818,187	(2)	$1.82						1,045,456	7
November 8, 2007	Series C Preferred Warrants (3)	15,262,072		$1.25	(1)					15,262,072	7
December 20, 2007	Series C Preferred Warrants	4,449,467		$1.25						4,449,467	7
April 7, 2008	International Master Technologies (4)	100,000		$1.84						100,000	5
June 28, 2008	Series C Preferred Warrant (5)	77,378		$1.66						77,378	7
September 27, 2008	Series C Preferred Warrant (5)	10,105		$1.66						10,105	7
July 3, 2009	Series C Preferred Warrants (6)	—		$1.80		380,000				380,000	7
October 3, 2009	Series C Preferred Warrants (5)	—		$1.66		17,911				17,911	7
Total Warrants outstanding as of October 3, 2009										25,597,328

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

(5)                As described above in Note K, the Company issued warrants to purchase 17,911 and 87,484 (77,379 and 10,105) shares of common stock at $1.66 per share to the Investors as a result of warrant exercises during the nine months ended October 3, 2009 and the year ended December 31, 2008, respectively. These warrants are immediately exercisable at their respective times of issuance and have a 7 year life.

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

(7)                On September 29, 2009, Silicon Valley Bank exercised 151,515 warrants to purchase common stock via a cashless exercise resulting in the Company issuing 35,821 shares of common stock.

Note N. Segment Disclosures

The Company’s organizational structure is based on strategic business units that perform services and offer various products to the principal markets in which the Company’s products are sold. These business units equate to two reportable segments: Applied Technology and Renewable Energy Solutions. Applied Technology is run through the Company’s subsidiary, Satcon Applied Technology, Inc., and Renewable Energy Solutions is run through the Company’s subsidiary, Satcon Power Systems, Canada, Ltd. The summary of continuing operations by operating segment below has been adjusted due to the sale of the Power Systems US and Electronics divisions, each of which was previously reported as its own reportable segment, and no longer reflects the information for either of these two segments.

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

The following is a summary of the Company’s operations by operating segment:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Applied Technology:
Funded research and development and other revenue	$1,637,668	$1,301,362	$4,682,466	$6,292,490
Income (loss) from operations	$45,303	$(605,743)	$(192,890)	$(1,092,007)

Renewable Energy Solutions:
Product revenue	$10,040,941	$17,215,392	$31,048,409	$36,947,201
Loss from operations	$(4,123,495)	$(167,869)	$(9,849,242)	$(4,375,326)

Corporate:
Loss from operations	$(3,222,130)	$(2,543,648)	$(9,411,045)	$(5,436,030)
Consolidated:
Product revenue	$10,040,941	$17,215,392	$31,048,409	$36,947,201
Funded research and development and other revenue	$1,637,668	1,301,362	4,682,466	6,292,490
Total revenue	$11,678,609	$18,516,754	$35,730,875	$43,239,691

Operating loss from continuing operations	$(7,300,322)	$(3,317,260)	$(19,453,177)	$(10,903,363)
Change in fair value of warrants liabilities	(305,289)	2,041,697	(3,899,623)	(822,501)
Other (loss) income	384,261	57,734	(241,329)	62,047
Interest income	2,956	56,872	8,523	197,143
Interest expense	(38,919)	(98,139)	(259,103)	(241,876)
Net loss from continuing operations	$(7,257,313)	$(1,259,096)	$(23,844,709)	$(11,708,550)

Discontinued Operations:
Loss from discontinued operations, net	$—	$(990,434)	$—	$(1,957,837)
Gain on sale of discontinued operations	$—	327,798	$—	327,798
Net loss	$(7,257,313)	$(1,921,732)	$(23,844,709)	$(13,338,589)

Common assets not directly attributable to a particular segment are included in the Corporate segment. These assets include cash and cash equivalents, prepaid and other corporate assets.  The following is a summary of the Company’s assets by operating segment:

	October 3, 2009	December 31, 2008
Applied Technology:
Segment assets	$2,260,238	$2,622,534
Renewable Energy Solutions
Segment assets	22,722,218	24,462,978
Corporate:
Segment assets	17,208,373	9,811,763
Total assets	$42,190,829	$36,897,275

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

Revenue by geographic region based on location of customer:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
United States	$11,029,431	$14,325,248	$30,132,981	$37,124,871
Rest of world	649,178	4,191,506	5,597,894	6,114,820
Total revenue	$11,678,609	$18,516,754	$35,730,875	$43,239,691

	October 3,	December 31,
	2009	2008
Long-lived assets by geographic region based on location of operations:
United States	$819,515	$383,969
Rest of world	2,229,491	1,580,999
Total long-lived assets	$3,049,006	$1,964,968

O. RESTRUCTURING COSTS

In June 2008, the Company began its restructuring efforts by eliminating the position of divisional presidents in its Applied Technology and Renewable Energy Solutions divisions and recorded a restructuring charge of approximately $0.6 million.  During the third quarter of 2008, the Company consolidated its Applied Technology division into one facility.  As a result, the Company recorded an additional restructuring charge of approximately $0.5 million.  These restructuring charges are comprised of approximately $0.8 million in employee severance, which will be paid out over the term of each specific employee agreement and $0.3 million in non-cash stock based compensation charges associated with the acceleration of certain unvested stock options and extensions of time to exercise certain stock options from 90 days to 2 years.  In addition, during the fourth quarter of 2008, as part of its restructuring efforts, the Company elected to terminate the employment contract of its former president.  As a result of this election, the Company recorded a restructuring charge of approximately $0.3 million, which will be paid in twenty six equal bi-weekly installments beginning after March 1, 2009.  As of October 3, 2009 and December 31, 2008, the accrued restructuring balance related to this restructuring was approximately $0.2 million and $0.6 million, respectively.

In August 2009, the Company eliminated certain positions within its operations and sales organizations in accordance with a plan of reorganization approved by the Board of Directors.  As a result of the 2009 restructuring the Company recorded approximately $0.2 million in payroll and related costs for the three and nine months ended October 3, 2009.  As of October 3, 2009 approximately $0.2 million remains to be paid to the terminated employees.  None of the terminated employees were required to provide any services to the Company subsequent to their receiving notification.

Note P. Recent Accounting Pronouncements

Fair Value Measurements and Disclosures.  The Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis include assets and liabilities acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations recognized in connection with final capping, closure and post-closure landfill obligations.  The Company adopted the fair value measurement guidance as it relates to these assets and liabilities on January 1, 2009.  See Note 12 for disclosures related to fair value measurement of these assets and liabilities in periods subsequent to their initial measurement.

In April 2009, the FASB issued additional guidance on fair value measurements and disclosures.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions.  The new guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  If there has been a significant decrease in activity, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value.  Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced).  If the transaction was orderly, the obtained price can be considered a relevant, observable input for determining fair value.  If the transaction is not orderly, other valuation techniques must be used when estimating fair value.  This guidance, which was applied by the Company prospectively as of June 30, 2009, did not impact the Company’s results of operations, cash flows or financial position for the three and nine month periods ended October 3, 2009.

In August 2009, the FASB issued additional guidance on the fair value measurement of liabilities.  The new guidance provides clarification on the measurement and reporting of a liability in circumstances in which a quoted price in an active market for the identical liability is not available.  This guidance is effective for the first reporting period beginning after August 2009.

Intangible Assets.  In April 2008, the FASB issued guidance on determining the useful life of intangible assets.  The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  This guidance requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company adopted this guidance on January 1, 2009.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

Financial Instruments.  In April 2009, the FASB issued guidance to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required.  This guidance, which was applied by the Company prospectively as of June 30, 2009, did not have a material impact on the Company’s results of operations, cash flows or financial position.  For financial assets and liabilities adopted see Note C Significant Accounting Policies and Basis of Presentation, Fair Value Measurements.

In April 2009, the FASB issued guidance to required disclosure about fair value of financial instruments, which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This guidance is effective for periods ending after June 15, 2009. Accordingly, the Company adopted this guidance on March 29, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the adoption of the guidance  resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.  See Note C Significant Accounting Policies and Basis of Presentation, Fair Value Measurements.

Derivatives and Hedging.  On Jamuary 1, 2009, the Company adopted new disclosure requirements for derivative instruments and hedging activities.  The new disclosure requirements will provide users of financial statements with an enhanced understanding of:  (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments.  This statement applies to all entities and all derivative instruments.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

Subsequent Events.  In May 2009, the FASB issued guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance is based on the same principles as currently exist in auditing standards and was issued by the FASB to include accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB.  The standard addresses the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted this guidance during the quarterly period ended June 30, 2009.  For the quarter ended September 30, 2009, the Company evaluated subsequent events through November 3, 2009, which was the date the accompanying financial statements were available to be issued.

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

The significant accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

We recognize revenue from product sales in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product passes upon shipment of the product, as the products are typically shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by us, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless we can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied. When appropriate, we provide for a warranty reserve at the time the product revenue is recognized. If a contract involves the provisions of multiple elements and the elements qualify for separation, total estimated contact revenue is allocated to each element based on the relative fair value of each element provided.  The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future.  Revenue is recognized on each element as described above.

We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed-upon the final indirect cost rates for the fiscal year ended December 31, 2005. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of October 3, 2009 and December 31, 2008, we have accrued approximately $0 and $1.1 million, respectively, for anticipated contract losses on commercial contracts.

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

Warrant Liabilities

We determined the fair values of our warrant liabilities using valuation models we consider to be appropriate. Our stock price has the most significant influence on the fair value of the warrants. An increase in our common stock price would cause the fair values of warrants to increase, because the exercise prices of such instruments are fixed and result in a charge to our statement of operations. A decrease in our stock price would likewise cause the fair value of the warrants to decrease and result in a credit to our statement of operations.  As a result of the modification made to certain provisions of the warrants issued in connection with the Series C Preferred Stock financing, we will no longer be required to mark such warrants to fair value each quarter.  See Note C. Significant Accounting Policies and Basis of Consolidation — Warrant Liabilities for a description of the modifications made to such warrants.

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

We account for income taxes utilizing asset and liability method for accounting and reporting for income taxes. Under this method, deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. In addition, the Company is required to establish a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Redeemable Convertible Series B Preferred Stock

We account for our Series B Preferred Stock and associated warrants in accordance with in accordance with ASC 470-20-30,  allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series B Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities.  We determined the initial value of the Series B Preferred Stock and investor warrants using valuation models we consider to be appropriate.  The Series B Preferred Stock is classified within the liability section of our balance sheet.  To the extent that the Series B Preferred Stock is subject to a remeasurement event, or is otherwise modified, the Series B Preferred Stock will be reclassified to temporary equity.

Redeemable Convertible Series C Preferred Stock

We account for our issuance of Series C Preferred Stock and associated warrants in accordance with in accordance with ASC 470-20-30, allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series C Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities and classifying the Series C Preferred Stock as temporary equity on the balance sheet between the captions for liabilities and permanent shareholder’s equity.  We determined the initial value of the Series C Preferred Stock and investor warrants using valuation models we consider to be appropriate.

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

Results of Operations

Three Months Ended October 3, 2009 (“2009”) Compared to Three Months Ended September 27, 2008 (“2008”)

Revenue.  Total revenue for 2009 decreased approximately $6.8 million, or 37%, from $18.5 million in 2008 to $11.7 million in 2009.

	Three Months Ended
	October 3,	September 27,
(Amounts in Millions)	2009	2008	$ Change	% Change
Product Revenue
Alternative Energy Products	$9.9	$16.4	$(6.5)	(39)%
Other Legacy	0.1	0.8	(0.7)	(84)%
Total Product Revenue	$10.0	$17.2	$(7.2)	(42)%
Funded Research and Development and Other Revenue	$1.6	$1.3	$0.3	25%
Total Revenue	$11.7	$18.5	$(6.8)	(37)%

Alternative Energy Product revenue decreased by $6.4 million, or 39%, from $16.4 million in 2008 to $10.0 million in 2009 due to the challenging macroeconomic market conditions and tough credit markets which affect our customers’ ability to fund large scale renewable energy projects.

Funded research and development and other revenue increased approximately $0.3 million, or 25%, from approximately $1.3 million in 2008 to approximately $1.6 million in 2009. The increase is due to increases in revenue from government contracts during the period as compared to 2008.

Gross Margin. Total Company gross margin decreased from approximately 19% in 2008 to 1% in 2009.  The decrease in gross margin over the period of a year ago is due to lower volumes during the period and transition costs associated with expanding our manufacturing and supply chain internationally while maintaining existing capacity in North America.  These cost reduction efforts are crucial to our long term competitiveness, and were partially offset by material cost reductions and labor efficiency improvements in both factories.

Gross margins on funded research and development and other revenue increased from approximately 12% in 2008 to approximately 30% in 2009 due to a favorable product mix and higher labor efficiency as compared to that of 2008.

Research and development expenses.  We expended approximately $2.2 million on research and development in 2009 compared with $1.6 million spent in 2008.  The increase in spending during 2009 was driven by a planned increase in costs associated with certification of our new products and continued new product development, including increases in our technical staffing.  These additional resources are developing the new products, features and customer solutions which we believe will allow us to take advantage of both short-term and long-term market opportunities.  This investment in research and development is critical to both our current and future success and we anticipate this level of investment to continue.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by approximately $0.3 million, or 6.5%, from $4.6 million in 2008 to $4.9 million in 2009.  The increase was associated with a $0.6 million increase in sales and marketing costs directly related to international business development expansion into Europe and Asia along with increased outbound marketing efforts in 2009 compared to 2008, offset by decreased corporate costs of $0.3 million which included lower legal costs.

Restructuring costs.  In August 2009, we eliminated certain positions within our operations and sales organizations in accordance with a plan of reorganization approved by the Board of Directors.  As a result of the 2009 restructuring we recorded approximately $0.2 million in payroll and related costs for the three months ended October 3, 2009.  As of October 3, 2009 approximately $0.2 million remains to be paid to the terminated employees.  None of the terminated employees were required to provide any services subsequent to their receiving notification.

In 2008, we formalized the release of our Vice President of Finance and initiated and completed the sale of the Electronics and

Power Systems US operating divisions.  As a result of these changes and the sale of the divisions in 2008, we accrued approximately $0.5 million in salary-related costs, costs associated with the modification of existing options held by certain of the severed employees and relocation costs.    Other costs associated with the restructuring that are related to the Electronics and Power Systems US divisions were recorded in their respective divisions and are included in the loss from discontinued operations for the periods presented, as discussed below, in loss from discontinued operations.

Amortization of intangibles.  Amortization of intangibles remained flat at $0.1 million in 2009 and 2008.

Change in fair value of warrant liabilities.  The change in fair value of the warrants for 2009 was a charge of approximately $0.3 million related to the change in valuation of our Warrant As and Warrant Cs.  The change in fair value of the warrants for 2008 was a credit of approximately $2.0 million.

Other income (expense).  Other income was approximately $0.4 million for 2009 compared to other income of approximately $0.1 million for 2008.  Other expense for 2009 consists primarily of foreign currency transaction gains and fees paid related to consulting services for the valuation of our warrant instruments as well as other expenses not related to ongoing operations.  Other expense for 2008 consists primarily of foreign currency transaction gains and fees paid related to consulting services for the valuation of our warrant instruments as well as other expenses not related to ongoing operations.

Interest income.  Interest income decreased from $0.1 million in 2008 to $0 in 2009.

Interest expense.  Interest expense remained flat at $0.1 million in 2009 and 2008.  Interest expense for 2009 includes approximately $8,000 of non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock, and $31,000 in interest related our line of credit during the period.  Interest expense for 2008 includes charges related to non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock and interest on outstanding amounts under our line of credit during the period.

Loss from discontinued operations.  Loss from discontinued operations represents the results of operations of our Power Systems US and Electronics divisions which were sold as of September 26, 2008.  The loss from discontinued operations for 2008 was approximately $1.0 million.  See Note D “Discontinued Operations” for more information related to the sale of these divisions.

Gain on sale of discontinued operations.  As a result of the sale of the Power Systems US and Electronics divisions in 2008, we recorded a gain of approximately $0.3 million. See Note D “Discontinued Operations” for more information related to the sale of these divisions and the composition of the net gain calculated for each division.

Nine Months Ended October 3, 2009 (“2009”) Compared to Nine Months Ended September 27, 2008 (“2008”)

Revenue.  Total revenue for 2009 decreased approximately $7.5 million, or 17%, from $43.2 million in 2008 to $35.7 million in 2009.

	Nine Months Ended
	October 3,	September 27,
(Amounts in Millions)	2009	2008	$ Change	% Change
Product Revenue
Alternative Energy Products	$26.4	$34.9	$(8.5)	(24)%
Other Legacy	4.6	2.0	2.6	126%
Total Product Revenue	$31.0	$36.9	$5.9	(16)%
Funded Research and Development and other revenue	$4.7	$6.3	$(1.6)	(26)%
Total Revenue	$35.7	$43.2	$(7.5)	(17)%

Alternative Energy Product revenue decreased by $8.5 million, or 24%, from $34.9 million in 2008 to $26.4 million in 2009 due to the overall continuing macroeconomic market conditions. The decrease in Alternative Energy Products was offset by the recognition of approximately $4.6 million related to the sale of frequency converters, classified as “Other Legacy” product revenue, in 2009, for which the recognition of revenue had been deferred until the product was accepted by the customer, which was obtained during 2009.

Funded research and development and other revenue decreased $1.6 million, or 26%, from $6.3 million in 2008 to $4.7 million in 2009. The decrease is due to the delivery of several Rotary Ride Through devices in 2008 which accounted for approximately $2.7 million of the funded research and development and other revenue for 2008 offset by increases in revenue from commercial customers of $0.1 million and an increase in government contracts during the period of approximately $1.0 million.

Gross Margin. Total Company gross margin decreased from 13.6% in 2008 to 4.3% in 2009.  The decrease in gross margin over the period of a year ago is due to lower volumes in 2009,  and increased transition costs associated with expanding our manufacturing capacity and supply chain capabilities.  In addition, the $4.2 million of deferred frequency converter revenues recognized during 2009 had no gross margin as the amount recognized as revenue equaled the related costs recognized for the period.

Gross margins on funded research and development and other revenue increased from approximately 23% in 2008 to approximately 25% in 2009.  The increase is due to a favorable mix of business during the period.

Research and development expenses.  We expended approximately $6.3 million on research and development in 2009 compared with $3.6 million spent in 2008.  The increase in spending during 2009 was driven by a planned increase in costs associated with certification of our new products and continued new product development, including increases in our technical staffing.  These additional resources are developing the new products, features and customer solutions which we believe will allow us to take advantage of both short-term and long-term market opportunities.  This investment in research and development is critical to both our current and future success and we anticipate this level of investment to continue.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by approximately $2.4 million, or 20%, from $11.8 million in 2008 to $14.2 million in 2009.  Approximately $0.5 million of the increase is directly attributable to compensation costs related to the issuance of stock options to our employees and directors charged to operations. Approximately $2.6 million of the increase was due to the higher sales and marketing costs  related to international business development expansion into Europe and Asia, company re-branding and our increased outbound marketing efforts in 2009 compared to 2008.  This was partially offset by a $0.7 million decrease  in general corporate costs.

Restructuring costs.  In August 2009, we eliminated certain positions within our operations and sales organizations in accordance with a plan of reorganization approved by the Board of Directors.  As a result of the 2009 restructuring we recorded approximately $0.2 million in payroll and related costs for the nine months ended October 3, 2009.  As of October 3, 2009 approximately $0.2 million remains to be paid to the terminated employees.  None of the terminated employees were required to provide any services subsequent to their receiving notification.

In 2008, we formalized the release of our Vice President of Finance and initiated and completed the sale of the Electronics and

Power Systems US operating divisions.  As a result of these changes and the sale of the divisions in 2008, we accrued approximately $0.5 million in salary-related costs, costs associated with the modification of existing options held by certain of the severed employees and relocation costs.    Other costs associated with the restructuring that are related to the Electronics and Power Systems US divisions were recorded in their respective divisions and are included in the loss from discontinued operations for the periods presented, as discussed below, in loss from discontinued operations.

Amortization of intangibles.  Amortization of intangibles remained flat at $0.2 million in 2009 and 2008.

Change in fair value of warrant liabilities.  The change in fair value of the warrants for 2009 was a charge of approximately $3.9 million. Approximately $0.7 million related to the change in valuation of our Warrant As and Warrant Cs.  The remaining $3.2 million charge related to our Series C Preferred Stock warrants and their change in fair value which was due to our adoption during the period of ASC 815-10-15 “ Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock “.  As a result of this adoption, warrants to purchase 19,799,022 shares of our common stock, originally classified as equity, were reclassified to warrant liabilities and were required to be fair valued moving forward.  The change in fair value of the warrants for 2008 was a charge of approximately $0.8 million related solely to the Warrant As and Warrant Cs.  In July 2009 warrants to purchase 19,799,022 shares of our common stock were modified resulting in these warrants being classified as equity and therefore not requiring any fair value adjustments in the future.  See Note C. Significant Accounting Policies and Basis of Consolidation — Warrant Liabilities for a description of the modifications made to such warrants.

Other income (expense).  Other expense was approximately $0.2 million for 2009 compared to other income of approximately $0.1 million for 2008.  Other expense for 2009 consists primarily of approximately $0.5 million related to the issuance of warrants to purchase 380,000 shares of common stock to our Series C Preferred Stock holders for modifying the anti-dilution provisions of their existing warrants along with $0.1 million in fees paid related to consulting services for the valuation of our warrant instruments as well as other expenses not related to ongoing operations, offset by approximately $0.4 million related to foreign exchange impact on inter-company balances.  Other income, net for 2008 consists primarily of approximately $0.2 million related to foreign exchange impact on inter-company balances offset by consulting services related to the valuation of our Convertible Notes and other expenses not related to ongoing operations.

Interest income.  Interest income decreased from $0.2 million in 2008 to $0 in 2009.  This is due to lower interest rates as compared to the prior period.

Interest expense.  Interest expense remained consistent at approximately $0.2 million in 2009 as compared to approximately $0.2 million in 2008.  Interest expense for 2009 includes approximately $0.1 million of non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock, and approximately $110,000 in interest related our line of credit during the period and $55,000 of expense related to the reduction in conversion price related to our Series B Preferred stock.  Interest expense in 2008 includes approximately $0.1 million of non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock, and interest on outstanding amounts under our line of credit during the period.

Loss from discontinued operations.  Loss from discontinued operations represents the results of operations of our Power Systems US and Electronics divisions which were sold as of September 26, 2008.  The loss from discontinued operations for 2008 was approximately $2.0 million.  See Note D “Discontinued Operations” for more information related to the sale of these divisions.

Gain on sale of discontinued operations.  As a result of the sale of the Power Systems US and Electronics divisions, we recorded a gain of approximately $0.3 million. See Note D “Discontinued Operations” for more information related to the sale of these divisions and the composition of the net gain calculated for each division.

Deferred Revenue.  Deferred revenue was approximately $5.7 million at October 3, 2009 as compared to $6.7 million at December 31, 2008, a decrease of approximately $1.0 million.  We record deferred revenue (i) when a customer pays in advance or (ii) when provisions for revenue recognition on items shipped have not been achieved or the items have not yet been received by the customer due to shipping terms such as FOB destination.

Currently deferred revenue is composed of $1.7 million of current deferred product revenue and $4.0 million of long-term deferred warranty revenue.  During 2009 we recognized approximately $4.1 million upon the completion of a contract related to a project with the Navy for which all units had been delivered during the first quarter of 2008.   For items that have shipped and are awaiting recognition of revenue their costs are included in our finished goods inventory value at the end of the period.

Liquidity and Capital Resources

As of October 3, 2009, we had approximately $16.3 million of cash, of which approximately $0.1 million was restricted.

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

We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of October 3, 2009, we had an accumulated deficit of approximately $225.6 million.  Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities and convertible debt, public security offerings, borrowings under our lines of credit and capital equipment leases.

As of October 3, 2009, our cash and cash equivalents were $16.3 million, including restricted cash and cash equivalents of $0.1 million; this represents an increase in our cash and cash equivalents of approximately $6.3 million from the $10.0 million on hand at December 31, 2008. Cash used in operating activities for the nine months ended October 3, 2009 was $14.3 million as compared to $7.7 million for the nine months ended September 27, 2008. Cash used in operating activities during the nine months ended October 3, 2009 was primarily attributable to the net loss of approximately $23.8 million offset by non-cash items such as the change in the fair value of our warrants, depreciation and amortization, deferred revenue, non-cash compensation and consulting expense, non-cash interest expense and decreases in working capital.

Cash used in investing activities during the nine months ended October 3, 2009 was $1.8 million as compared to cash provided by investing activities of $4.1 million for the nine months ended September 27, 2008.  Cash provided by investing activities from continuing operations during 2008 was a result of the sale of our Electronics and Power System US divisions in September 2008, and capital expenditures during each of the respective periods.

Cash provided by financing activities for the nine months ended October 3, 2009 was approximately $22.9 million as compared to cash provided by financing activities of $3.9 million for the nine months ended September 27, 2008.   Net cash provided by financing activities during 2009 related to the sale of common stock resulting in net proceeds to us of approximately $21.5 million.  Net cash provided by financing activities during 2008 primarily related to borrowings under our line of credit of $3.0 million and approximately $1.2 million from the exercise employee stock options and $0.2 million from the exercise of warrants, offset in part by approximately $0.6 million paid to warrant holders exercising their redemption right during the period and payments on our capital lease obligations.

Cash used in discontinued operations was $0.0 for 2009 as compared to $2.1 million for 2008.  Net cash used in operating activities from discontinued operations was $0 in 2009 compared to $1.9 million in 2008.  Net cash used in investing activities from discontinued operations was $0 in 2009 compared to $0.2 million in 2008.  Net cash used in financing activities from discontinued operations was $0 in 2009 and 2008.

Payments Due Under Contractual Obligations

We lease equipment and office space under non-cancelable capital and operating leases. The future minimum rental payments as of October 3, 2009 under the capital and operating leases with non-cancelable terms are included in the table below:

Calendar Years Ending December 31,	Capital Leases	Operating Leases

2009	$—	$335,314
2010	—	1,246,183
2011	—	907,089
2012	—	386,949
2013	—	243,525
Thereafter	—	662,929
Total	$—	$3,781,989

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (who is also currently our interim principal financial officer) of the effectiveness of our disclosure controls and procedures as of October 3, 2009. Based upon that evaluation, the Chief Executive Officer, acting as both the principal executive officer and interim principal financial officer, concluded that our disclosure controls and procedures are effective as of October 3, 2009.

(b) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to routine litigation and proceedings in the ordinary course of business.  We are not aware of any current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or net cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, as supplemented by any material changes or additions to such risk factors disclosed in Part II, Item 1A, “Risk Factors,” of any Quarterly Report on Form 10-Q filed subsequent to the Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 29, 2009, we issued 35,821 shares of common stock upon the cashless exercise of warrants to purchase 151,515  shares of common stock, pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

On October 3, 2009, as a result of the warrant exercise during the third quarter and in accordance with a pre-existing contractual agreement with the investors in our Series C Preferred Stock financing, we issued warrants to purchase an aggregate 17,911 shares of common stock with an exercise price of $1.66 per share to such investors, pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act.

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

SATCON TECHNOLOGY CORPORATION
Date: November 12, 2009	By:

/s/ CHARLES S. RHOADES
Charles S. Rhoades
President, Chief Executive Officer and Interim Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1

Third Loan Modification Agreement, dated as of September 29, 2009, between Silicon Valley Bank and the Registrant, Satcon Power Systems, Inc., Satcon Applied Technology, Inc., Satcon Electronics, Inc., and Satcon Power Systems Canada Ltd.

31.1	Certification by Principal Executive Officer and Interim Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002