Form 10-K
period 2009-12-31
SATCON TECHNOLOGY CORP
filed 2010-03-12
CIK 889423

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2009

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's Common Stock, $.01 par value per share, held by non-affiliates of the registrant was $126,313,220 based on the last reported sale price of the registrant's Common Stock on the Nasdaq Capital Market as of the close of business on the last business day of the registrant's most recently completed second quarter ($1.80). There were 71,001,440 shares of Common Stock outstanding as of February 28, 2010.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Item 1.    BUSINESS

Overview

        Satcon Technology Corporation ("Satcon" or "Company") is a world leading technology provider of utility grade power conversion solutions for the renewable energy market. Our products feature the widest range of power ratings in the industry, and are utilized by businesses and utility companies to efficiently convert renewable energy sources into stable and reliable electrical power.

        Our suite of photovoltaic and fuel cell power inverters offer rugged and reliable solutions that enhance the total output and power production of a solar installation. We also offer system design services and solutions for management, monitoring, and performance measurement to maximize capital investment and improve overall quality and performance over the entire lifespan of an installation.

Revenue Comparison with Prior Years

        Consolidated revenues for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
	2009	2008	2007
United States	$39,734,485	$46,371,717	$26,424,104
International	12,801,148	7,921,617	6,608,537

Total	$52,535,633	$54,293,334	$33,032,641

        These numbers have been adjusted to reflect the January 2010 sale of our Satcon Applied Technology business unit and the September 2008 sales of our Electronics and Power Systems US business units. See Note D (Discontinued Operations) to the Consolidated Financial Statements.

Industry Background & Market Opportunity

        The worldwide demand for clean and renewable sources of energy, such as solar, is being driven globally by a variety of factors. These factors include increasing electricity usage, power grid capacity constraints, fossil fuel price volatility, and harmful levels of pollution and greenhouse gases. As a result of these and other challenges facing traditional energy sources, individuals, businesses, utilities and governments are seeking more reliable, efficient and cleaner solutions for their power needs through renewable portfolio standards (RPS), tax incentives, and international treaties.

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

Products

        We deliver a full suite of power conversion solutions and services for large commercial and utility scale renewable energy installations through our Renewable Energy Solutions business.

Renewable Energy Solutions

        We produce a broad range of products to provide the critical bridge between clean energy sources and large-scale power grids, helping companies meet the rising demand for clean energy with unparalleled efficiency and profitability.

        Our solutions for renewable energy consist of two core product offerings:

  •
  Utility Grade Inverters for Solar Photovoltaic and Fuel Cell Applications.  We develop modular inverters for use in connection with large, utility-scale, renewable energy power systems such as stationary fuel cell power plants, photovoltaic power plants, and distributed power generation systems. Our PowerGate® Plus inverters are designed to convert the DC power generated by a renewable energy source into useable AC power. They also provide the interface with the electric utility grid, an energy storage device, and end user applications. Our inverters are built on a proprietary technology framework that allows them to effectivly manage high-power requirements. We introduced our first inverter product in fiscal year 2002.

    In 2009, we introduced the industry's first complete power harvesting and management solution for utility scale power plants, Satcon Solstice™. Solstice is an optimized end-to-end, panel-to-grid, solar PV electrical power generation system that focuses on improving total system performance, reducing overall balance of system costs and operation costs, and increasing system controllability, safety and uptime.

  •
  Micro Grid Solutions.  Satcon's Micro Grid solutions supply stable, high quality renewable power locally, at the point of demand. Our utility grade Micro Grid solutions are developed to solve the renewable energy challenges of intermittancy and power storage and ensure the grid load is always powered. Built on an architecture of PowerGate Plus photolvoltaic, fuel cell and hybrid inverter systems, they provide uninterupted utility grade renewable energy to deliver the energy security, reliability, safety, sustainability and cost effectiveness required for large scale utility adoption.

        Our solutions have powered a number of North America's high profile micro- and island-grid projects including:

  •
  Santa Rita Jail, Dublin, California

  •
  Castle Rock, Utah

  •
  La Ola Solar Farm, Island of Lana'i, Hawaii

  •
  Other Legacy Power Products.  We also provide static transfer switches, static voltage regulators, frequency converters and AC arc furnace line controllers from 5 kilowatts to 100 megawatts.

        Revenues for the years ended December 31, 2009, 2008 and 2007 from our Renewable Energy Solutions business unit were as follows:

	Year Ended December 31,
(Amounts in Millions)	2009	2008	2007
Product Revenue
Alternative Energy Products	$47.7	$52.2	$25.4
Other Legacy	4.8	2.1	7.6

Total Product Revenue	$52.5	$54.3	$33.0

Financial Results by Business Segment

        In prior years we have included segment disclosures as it related to the operations of our business units. With the sale in 2008 of our Electronics and Power Systems US business units and the classification in 2009 of our Applied Technology business unit as part of discontinued operations, we view our operations as one segment and as one business unit. Accordingly, until such time as circumstances change and we determine that we have reportable segments, we will no longer report this information. See Note S to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Satcon Product Attributes

        We strive to meet our customers' needs by providing power conversion solutions and systems that encompass the following key attributes:

  •
  Performance.  Our products use proprietary designs and technology to ensure that high-quality power is efficiently produced in all operating conditions.

  •
  Reliability.  We design and manufacture high-reliability, long-life power electronics for solar photovoltaic and fuel cell applications. We design, manufacture and test our systems for optimal performance over the entire lifespan of the photovoltaic system. We design our products to support the long-life, always-on requirements of the power quality markets through a comprehensive suite of programs including: support services, system design services, and warranty and preventative maintenance programs.

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

  •
  Quality.  Our Renewable Energy Solutions division operates with Quality Management Systems and is ISO 9001:2000 certified. All of the high power level inverters manufactured in our Renewable Energy Solutions division are Underwriter Laboratory listed as meeting their requirements for safety.

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

Strategy

        Our strategy is to drive revenue growth, expand our leadership position in key markets, and enhance operating results by increasing the adoption of our products in the large commercial and utility scale renewable energy market. Our focus continues to be:

  •
  Leverage our diverse expertise and proprietary technology.  We apply our diverse expertise and proprietary technology in the fields of power electronics and power conversion design to offer the industry's largest selection of commercial and utility grade inverters. Our products' advanced capabilities are highly differentiated in the rapidly developing renewable energy market where we currently offer the widest range of photovoltaic utility grade power ratings ranging from 30kW to 1MW. Our success should be sustainable in the longer term because it depends on fundamental knowledge of key power technology. We are not critically dependent on the technology of a specific application or the success of a single product. We strive to create balance between breadth and focus.

  •
  Establish our products as industry standards.  We are a major developer and manufacturer of power electronics, power conversion and power conditioning solutions in renewable energy applications worldwide. We currently provide our solutions and services for the largest and most demanding solar installations in the world. We come from a history of innovation in large-scale, advanced solutions including introducing the world's first one box 100 kW photovoltaic inverter, the first 500 kW and 1MW photovoltaic inverters, as well as the first 2.4 megawatt fuel cell inverter. In 2009, we introduced the industry's first complete power harvesting and management solution for utility scale power plants, Satcon Solstice™. Our innovation and history of firsts position our products as industry standards in the large commercial and utility scale renewable energy market.

  •
  Leverage our intellectual property.  Satcon is composed of industry leading experts in large-scale photovoltaic and fuel cell design, manufacturing and solution delivery.

  •
  Develop new technology.  We believe that new products, manufacturing capabilities and technologies will enhance our competitive position and growth opportunities.

    In 2009, we received a competitive grant award by the Department of Energy and Sandia Laboratories to continue our work developing the next generation of distributed renewable energy solutions through the Solar Energy Grid Integration Systems (SEGIS) project. The SEGIS project is focused on developing advanced clean energy technologies required to increase the usage of photovoltaic systems in the energy network, and improving the power quality and reliability of the overall utility grid. Additionally in 2009, we received two awards from the Department of Energy under its high penetration initiative—one with the Sunshine State Solar Grid Initiative team (SUNGRIN) to study high penetration solar PV, and one with the National Renewable Energy Lab (NREL) and Southern California Edison on high penetration PV in congested grid environments.

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

Competition

        We believe that competitive performance in the marketplace for power conversion and control products depends upon several factors, including product price, technical innovation, product quality and reliability, range of products, customer service and technical support. Satcon remains focused on solving large-scale power production challenges and we have aligned all resources within our organization behind this focus. Our technical innovation emphasizing product performance and reliability, supported by our commitment to strong customer service and technical support, enables us to continue to compete successfully against our competitors. The following represent our main competitors:

  •
  Advanced Energy Industries

  •
  Markets:    Renewable Energy, Solar Equipment

  •
  Products:    Solar Inverters, Power Systems

  •
  PowerOne

  •
  Markets:    Renewable Energy, Power Conversion

  •
  Products:    Solar Inverters, Wind Inverters, Monitoring and Control

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

  •
  Markets:    Renewable Energy, Solar Inverters, Energy Systems

  •
  Products:    Residential Inverters, Commercial Inverters, Solar Plants

  •
  Sungrow Power Supply

  •
  Markets:    Renewable Energy, Solar and Wind Equipment

  •
  Products:    Solar Inverters, Wind Inverters

        Our ability to continue to compete successfully with these companies depends on our ability to continue to innovate through our products and services.

Significant Customers

        There was one customer (SunPower Corporation) that was classified as a significant customer in 2009 due to sales to this customer exceeding 10% of our annual revenue (approximately 14%). In addition, there was one customer (Enfinity, NV) that was classified as a significant customer in 2009 due to its gross receivable balance at December 31, 2009 exceeding 10% of our total gross receivables at December 31, 2009 (approximately 10%).

        For 2008, two customers (SunPower Corporation and Fuel Cell Energy) were classified as significant customers due to sales to each customer exceeding 10% of our annual revenues (approximately 12% and 17%, respectively) and both customers' accounts receivable balance exceeded 10% of our total gross accounts receivable at December 31, 2008 (approximately 14% and 14%, respectively).

Backlog

        Our backlog consists primarily of orders for power control systems and product development contracts. At December 31, 2009, our backlog was approximately $11.9 million. Of this amount, approximately $11.9 million is scheduled to be shipped during 2010. Many of our contracts and sales orders may be canceled at any time with limited or no penalty. In addition, contract awards may be subject to funding approval from the U.S. government and commercial entities, which involves political, budgetary and other considerations over which we have no control.

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

        We expended approximately $8.4 million, $5.1 million and $2.3 million on internally-funded research and development during the years ended December 31, 2009, 2008 and 2007, respectively.

Manufacturing Facilities

        We manufacture our products at our facilities located in Burlington, Ontario, Canada, Boston, Massachusetts and through our contract manufacturing partner in Asia. Our overall manufacturing process has a current production capacity of approximately 800MW per year.

        Reducing product cost is essential to our ability to further penetrate the market with our power conversion solutions and service offerings. We believe that most of the raw materials used in our products are readily available from a variety of vendors. Additionally, we design and develop our products to use commodity parts in order to simplify the manufacturing process. We have made and expect to continue to make technological improvements that reduce the costs to manufacture our products.

        Our manufacturing facilities are subject to certain environmental laws and regulations, particularly with respect to industrial waste and emissions. Compliance with these laws and regulations has not had a material impact on our capital expenditures or competitive position.

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

  Discover Magazine Award for Technological Innovation 1995

          For work on the Advanced Hybrid Electric Patriot Race Car Drivetrain.

        As of December 31, 2009, we held approximately 47 U.S. patents and had 2 patent applications pending with the U.S. Patent and Trademark Office. The expiration dates of our patents range from 2011 to 2027, with the majority expiring after 2015.

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

Foreign Operations

        We have foreign operations through our facility in Burlington, Ontario, Canada and our sales and service offices in Prague, Czech Republic, Shenzhen, China and Shanghai, China.

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

Government Contracts

        On occasion we act as a prime contractor or major subcontractor for many different U.S. government programs that involve energy-related products. Over its lifetime, a program may be implemented by the award of many individual contracts and subcontracts, or contracts with option years, or partially funded contracts.

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

        Our government contracts are also subject to specific procurement statutes and regulations and a variety of socio-economic and other factors. Failure to comply with these regulations and requirements could lead to loss of contract or suspension or debarment from U.S. government contracting or subcontracting for a period of time. Examples of these statutes and regulations are those related to procurement integrity, export control, employment practices, the accuracy of records and the recording of costs.

        Sales to the U.S. government may be affected by changes in research interests in the areas in which we engage, changing government department budgets, and changing procurement policies. With the sale of our Applied Technology business unit in January 2010 we have no significant revenues from continuing operations being derived from government contracts.

Employees

        At December 31, 2009, we had a total of 226 full-time employees, 8 part-time employees and 34 contract employees. Of the total, 90 persons were employed in engineering, 115 in manufacturing, 44 in administration and 19 in sales and marketing. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to attract, retain and motivate qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on us. None of our employees are represented by a union. We believe that relations with our employees are good.

Reports

        Our web site is www.Satcon.com. We make available on this site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with the SEC. These reports may be accessed through our website: http://investor.Satcon.com.

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

        For each of the past ten fiscal years, we have experienced losses from operating our businesses. As of December 31, 2009, we had an accumulated deficit of approximately $231.7 million. During the year ended December 31, 2009 we had a loss from continuing operations of approximately $30.0 million. If, however, we are unable to operate on a cash flow breakeven basis in the future, we may need to raise additional capital in order to sustain our operations. There can be no assurance that we will be able to achieve such results or to raise such funds if they are required.

         We could issue additional common stock, which might dilute the book value of our common stock.

        We have authorized 200,000,000 shares of our common stock, of which 70,567,781 shares were issued and outstanding as of December 31, 2009. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise the capital that we may need at today's stock prices, we will need to issue securities that are convertible into or exercisable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options, whether currently outstanding or subsequently granted, exercise their options or if warrant holders exercise their warrants to purchase shares of our common stock.

         The sale or issuance of a large number of shares of our common stock could depress our stock price.

        As of February 28, 2010, we have reserved 35,636,364 shares of common stock for issuance upon exercise of stock options and warrants and 9,015,820 shares for future issuances under our stock plans. We have also reserved 251,678 shares of common stock for issuance upon conversion of the outstanding Series B Preferred Stock, which can be converted at any time. In addition, we have reserved 24,038,461 shares of common stock for issuance upon conversion of the outstanding Series C Preferred Stock, which can be converted at any time. As of March 1, 2010, holders of warrants and options to purchase an aggregate of 30,310,731 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144.

         The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our customers, and is affected by general economic conditions.

        The current recessionary condition of the general economy and limited availability of credit and liquidity could materially and adversely affect our business and results of operations. Many purchasers of our inverters and other products require financing from third-parties to finance their operations. Given the current recession and the restricted credit markets, certain of our customers may be unable or unwilling to finance the cost to purchase our products or may be forced to cancel previously submitted orders or delay taking shipment until suitable credit is again available. Collecting payment from customers facing liquidity challenges may also be difficult. These factors could materially and adversely affect our anticipated revenue and growth and, accordingly, our results of operations, cash flows and financial condition.

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

        As of February 28, 2010, we held approximately 47 U.S. patents and had 2 patent applications pending with the U.S. Patent and Trademark Office. The expiration dates of our patents range from 2011 to 2027, with the majority expiring after 2015. As a qualifying small business from our inception to date, we have retained commercial ownership rights to proprietary technology developed under various U.S. government contracts and grants.

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

        We are in the process of commencing a contract manufacturing relationship with a supplier in Asia for the manufacture of certain of our inverters as a means of reducing our costs and increasing the quality for those products, thereby enabling us to maintain a competitive advantage in the marketplace for these products. Our Asian partner, working closely with us, will in turn be developing a common Asian supply chain for the components that are incorporated into our inverters. While we believe that our Asian contract manufacturer is qualified to manufacture these inverters for us, we may need to address short-term quality and delivery scheduling issues as we develop this new supply chain for these inverters. If we were to encounter significant quality or delivery schedule concerns it might materially and adversely affect our relationships with customers for these inverters and our results of operations.

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

        Revenue from sales to our international customers for the years ended December 31, 2009, 2008 and 2007 were approximately $13.0 million, $7.9 million and $6.6 million, respectively. Our success depends, in part, on our ability to expand our market for our products and services to foreign customers and our ability to manufacture products that meet foreign regulatory and commercial requirements. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. We face numerous challenges in penetrating international markets, including unforeseen changes in regulatory requirements, export restrictions, fluctuations in currency exchange rates, longer accounts receivable cycles, difficulties in managing international operations, and the challenges of complying with a wide variety of foreign laws.

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

        As of February 28, 2010, we had outstanding Warrant As to purchase up to an aggregate of 2,005,911 shares of common stock and Warrant Cs to purchase up to an aggregate of 946,971shares of common stock. The holder of those warrants may put those warrants to us for a cash amount equal to their Black-Scholes value if we issue common stock or common stock equivalents at a price per share less than $1.65, subject to certain exceptions. These rights are exercisable for the 45-day period following any such issuance. The existence of these rights could limit our ability to raise necessary capital in the future. Furthermore, the exercise of these rights could materially impact our capital resources and materially affect our ability to fund operations.

Risks Related to Our Private Placement of Series C Preferred Stock and Related Warrants

         The holders of our Series C Preferred Stock are entitled to receive liquidation payments in preference to the holders of our common stock.

        As of February 28, 2010, 25,000 shares of our Series C Preferred Stock were outstanding. Upon a liquidation of our company, the holders of shares of Series C Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is the greater of (i) $1,000 per share of Series C Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares, or (ii) the amount per share that a holder would have received if, immediately prior to the liquidation, that holder's share had been converted to our common stock. Dividends accrue on the shares of Series C Preferred Stock at a rate of 5% per annum. Because of the substantial liquidation preference to which the holders of the Series C Preferred Stock are entitled, the amount available to be distributed to the holders of our common stock upon a liquidation of our company could be substantially limited or reduced to zero.

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

        Generally, the holders of Series C Preferred Stock are entitled to vote on all matters on which the holders of our common stock are entitled to vote, voting together with the holders of our common stock as a single class. Each share of Series C Preferred Stock is entitled to 694 votes. Based on 71,001,440 shares of common stock outstanding as of February 28, 2010, the outstanding shares of Series C Preferred Stock represent, in the aggregate, 19.6% of the voting power of our stock. The voting percentage held by the investors would increase to the extent the shares of Series C Preferred Stock are converted or the warrants issued in the private placement are exercised. Because the investors will own a significant percentage of our voting power, they may have considerable influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including the election of directors and approval of merger, consolidations and the sale of all or substantially all of our assets.

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

        Because the holders of Series C Preferred Stock will have the right to designate these members to our board of directors, as well as designees to serve on our board committees, they will be able to exert considerable influence over the board level decision-making at our company.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        We lease office, manufacturing and research and development space in the following locations:

Location	Primary Use	Approximate Number of Square Feet	Expiration of Lease
Boston, MA	Corporate headquarters and research and development	28,000	2011
Boston, MA	Research and development and manufacturing	16,000	2016
Freemont, CA	Sales and marketing	8,000	2011
Burlington, Ontario, Canada	Manufacturing	60,000	2010
Prague, Czech Republic	Sales and marketing	5,000	2014
Shenzhen, China	Sales and marketing	8,000	2011
Shanghai, China	Sales and marketing	5,000	2011

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

        The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq Capital Market for our years ended December 31, 2008 and 2009:

	High	Low
Year ended December 31, 2008
First Quarter	$2.14	$1.39
Second Quarter	$3.32	$1.77
Third Quarter	$2.84	$1.80
Fourth Quarter	$1.93	$1.44
Year ended December 31, 2009
First Quarter	$1.88	$1.10
Second Quarter	$2.43	$1.64
Third Quarter	$2.27	$1.69
Fourth Quarter	$2.82	$1.86

        On March 1, 2010, the last reported sale price of our common stock as reported on the Nasdaq Capital Market was $2.45 per share. As of March 1, 2010, there were 71,001,440 shares of our common stock outstanding held by approximately 225 holders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Recent Sales of Unregistered Securities

        None

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        You should read the data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below for the years ended December 31, 2009, 2008 and 2007, and the consolidated balance sheet data as of December 31, 2009 and 2008 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2006, the three month transition period ended December 31, 2005 and our fiscal year ended September 30, 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 and September 30, 2005 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. All data set forth below has been adjusted to reflect the classification of our Applied Technology business unit's assets as a discontinued operation, as the sale was finalized in the first quarter of 2010, along with the sale of our Electronics and Power Systems US business units, which were finalized in the third quarter of 2008. The results of operations for the Applied Technology, the Electronics and the Power Systems US business units are captured in the line item "Loss from discontinued operations" below. See Note D (Discontinued Operations) to the Consolidated Financial Statements.

	Year Ended December 31,				Three Months Ended December 31,	Fiscal Year Ended September 30,
	2009	2008	2007	2006	2005	2005
Statement of Operations Data
Product revenue	$52,536	$54,293	$33,033	$14,164	$1,817	$11,556
Cost of product revenue	49,334	45,818	33,456	13,545	1,888	10,462

Gross margin	$3,202	$8,475	$(423)	$619	$(72)	$1,095

Operating expenses:
Research and development	8,411	5,061	2,256	611	10	56
Selling, general and administrative	18,169	14,575	7,980	8,129	1,469	6,140
Restructuring charges	261	1,307	—	1,419	—	(256)
Gain on sale of assets	—	—	—	(406)	—	(318)
Write-off of impaired long-lived assets	—	—	—	(1,612)	—	(0)

Total operating expenses from continuing operations	$26,841	$20,944	$10,236	$8,141	$1,479	$5,622

Operating loss	$(23,640)	$(12,468)	$(10,660)	$(7,522)	$(1,550)	$(4,527)

Net unrealized loss on warrnats to purchase common stock	—	—	—	—	—	(7)
Change in fair value of notes and warrants	(5,722)	265	(2,252)	(4,192)	—	—
Other income (expense)	(287)	707	(546)	35	(65)	(120)
Interest income	9	216	280	384	47	42
Interest expense	(324)	(329)	(3,788)	(1,493)	(73)	(634)

Net loss from continuing operations	$(29,964)	$(11,610)	$(16,965)	$(12,788)	$(1,641)	$(5,246)

Income (loss) from discontinued operations, net	92	(1,869)	(801)	(6,990)	333	(4,999)
Gain on sale of discontinued operations, net	—	274	—	—	—	—

Net loss	$(29,872)	$(13,205)	$(17,766)	$(19,778)	$(1,308)	$(10,246)

Deemed dividend and accretion on Series C preferred stock and warrants	(3,777)	(2,975)	—	—	—	—
Dividend on Series C preferred stockholders	(1,396)	(1,250)	(12,048)	—	—	—

Net loss attributable to common stockholders	$(35,044)	$(17,429)	$(29,814)	$(19,778)	$(1,308)	$(10,246)

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.57)	$(0.34)	$(0.66)	$(0.50)	$(0.03)	$(0.31)

Weighted average number of common shares, basic and diluted	61,727	50,685	45,434	39,290	38,356	32,900

	Year Ended December 31,				Three Months Ended December 31,	As of September 30,
	(in thousands)
	2009	2008	2007	2006	2005	2005
Balance Sheet Data
Cash and cash equivalents, including restricted cash and cash equivalents	$13,403	$10,042	$12,700	$8,275	$9,279	$6,711
Total assets	48,692	36,897	46,609	30,577	28,328	27,732
Working capital	14,530	12,005	19,616	6,007	10,690	11,393
Redeemable convertible Series B preferred stock	375	1,450	1,700	1,725	2,125	2,125
Redeemable convertible Series C preferred stock	22,257	17,249	13,276	—	—	—
Convertible subordinated debentures	—	—	—	12,740	—	—
Investor warrant and placement agent warrant liability	4,977	2,407	3,244	2,921	—	—
Other long-term liabilities, net of current portion	5,812	2,571	1,679	108	452	460
Stockholders' equity (deficit)	$(14,033)	$(9,185)	$4,363	$(2,468)	$14,501	$15,602

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

Overview

        We are a world leading technology provider of utility grade power conversion solutions for the renewable energy market. Our products feature the widest range of power ratings in the industry, and are utilized by businesses and utility companies to efficiently convert renewable energy sources into stable and reliable electrical power.

        Our suite of photovoltaic and fuel cell power inverters offer rugged and reliable solutions that enhance the total output and power production of a solar installation. We also offer system design services and solutions for management, monitoring, and performance measurement to maximize capital investment and improve overall quality and performance over the entire lifespan of an installation.

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

        We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts through our discontinued Applied Technology division and through our engineering group. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed-upon the final indirect cost rates for the fiscal year ended September 30, 2004. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of December 31, 2008 and 2007, we have accrued approximately $1.1 million and $1.3 million, respectively, for anticipated contract losses on commercial contracts. For the year ended December 31, 2009 there have been no provisions for anticipated contract losses on commercial contracts. With the sale of Applied Technology subsidiary we expect revenue from the percentage of completion type contracts or from cost reimbursement contracts in future periods to be nominal.

        Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in funded research and development and other revenue expenses.

        Deferred revenue consists of payments received from customers in advance of services performed, product shipped or installation completed. When an item is deferred for revenue recognition purposes, the deferred revenue is recorded as a liability and the deferred costs are recorded as a component of inventory in our consolidated balance sheets. Deferred revenue also consists of cash received for extended product warranties.

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

Inventory

        We value our inventory at the lower of actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory, and costs are determined based on the first-in, first-out method of accounting and include material, labor and manufacturing overhead costs. We periodically review inventory quantities on hand and record a provision for excess and/or obsolete inventory within cost of sales based primarily on our historical usage, as well as based on estimated forecast of product demand. A significant decrease in demand for our products could result in a short-term increase in the cost of inventory purchases and an increase of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

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

Convertible Debt Instruments and Warrant Liabilities

        We accounted for our senior secured convertible notes (the "Convertible Notes"), which were paid off on November 7, 2007, and associated warrants as a hybrid instrument. The Convertible Notes included features that qualify as embedded derivatives, such as (i) the holders' conversion option, (ii) our option to settle the Convertible Notes at the scheduled dates in cash or shares of our common stock and (iii) premiums and penalties we would be liable to pay in the event of default. We irrevocably elected, as of January 1, 2007, to measure the Convertible Notes in their entirety at fair value with changes in fair value recognized as either gain or loss. Subsequent to the pay-off of the Convertible Notes, we will continue to account for the associated warrants as described above.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of approximately $57.4 million as of December 31, 2009, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

        We account for income taxes utilizing asset and liability method for accounting and reporting for income taxes. Under this method, deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. In addition, we are required to establish a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

        The tax years 1994 through 2009 remain open to examination by major taxing jurisdictions to which we are subject, which are primarily in the United States, as carry forward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they are or will be used in a future period. We are currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. We did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying financial statements. We would record any such interest and penalties as a component of interest expense. We do not expect any material changes to the unrecognized benefits within 12 months of the reporting date.

Redeemable Convertible Series B Preferred Stock

        We initially accounted for our Series B Preferred Stock and associated warrants by allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series B Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities. We determined the initial value of the Series B Preferred Stock and investor warrants using valuation models we consider to be appropriate. The Series B Preferred Stock is classified within the liability section of our balance sheet. To the extent that the Series B Preferred Stock is subject to a remeasurement event, or is otherwise modified, the Series B Preferred Stock will be reclassified to temporary equity.

Redeemable Convertible Series C Preferred Stock

        We initially accounted for our issuance of Series C Preferred Stock and associated warrants by allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series C Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities and classifying the Series C Preferred Stock as temporary equity on the balance sheet between the captions for liabilities and permanent shareholder's equity. We determined the initial value of the Series C Preferred Stock and investor warrants using valuation models we consider to be appropriate.

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

Recent Accounting Pronouncements

        See Note U of our Notes to Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Results of Operations

        All data set forth below has been adjusted to reflect the sale of our Electronics and Power Systems US business units, which were finalized in the third quarter of 2008. In addition, the results set forth below have been adjusted to reflect the classification of our Applied Technology business unit as "held for sale" and the ultimate sale on January 11, 2010. The results of operations for the Applied Technology, the Electronics and the Power Systems US business units were captured in "Loss from discontinued operations." See Note D (Discontinued Operations) to the Consolidated Financial Statements.

Year Ended December 31, 2009 ("2009") Compared to the Year Ended December 31, 2008 ("2008").

        Revenue.    Total Company revenue decreased $1.8 million, or 3%, from $54.3 million in 2008 to $52.5 million in 2009.

	Year Ended December 31,
(Amounts in Millions)	2009	2008	Change $	% Change
Product Revenue
Alternative Energy Products	$47.7	$52.2	$(4.5)	(9)%
Other Legacy	4.8	2.1	2.7	129%

Total Revenue	$52.5	$54.3	$(1.8)	(3)%

        Alternative Energy Product revenue decreased by $4.5 million, or 9%, from $52.2 million in 2008 to $47.7 million in 2009. This decrease was driven by the challenging macroeconomic market conditions and tough credit markets which affect our customers' ability to fund large scale renewable energy projects. This decrease was partially offset by an increase in our legacy power products offerings of $2.7 million, or 129%, due to the recognition of revenue on previously delivered legacy products in the early part of 2009. We expect legacy product revenue to decline as we continue to focus efforts on our renewable energy solutions.

        Gross Margin.    Total Company gross margin decreased from 15.6% in 2008 to 6.1% in 2009 due to lower volumes during the period and transition costs associated with expanding our manufacturing and supply chain internationally while maintaining existing capacity in North America. This global capacity expansion and low cost supply chain are crucial to our long term competitiveness, and were partially offset by material cost reductions and labor efficiency improvements in both factories. In addition, the $4.2 million of deferred frequency converter revenues recognized during 2009 had no gross margin as the amount recognized as revenue equaled the related costs recognized for the period.

        Research and development expenses.    We expended approximately $8.4 million on research and development in 2009 compared with $5.1 million spent in 2008. The increase in spending during 2009 was driven by a planned increase in costs associated with certification of our new products and continued new product development, including increases in our technical staffing. These additional resources are developing the new products, features and customer solutions which we believe will allow us to take advantage of both short-term and long-term market opportunities. This investment in research and development is critical to both our current and future success and we anticipate this level of investment to continue.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased by approximately $3.6 million from $14.6 million in 2008 to $18.2 million in 2009. Approximately $0.9 million of the increase is directly attributable to compensation costs related to the issuance of stock options to our employees and directors charged to operations. Approximately $3.3 million of the increase was due to the higher sales and marketing costs related to international business development expansion into Europe and Asia, company re-branding and our increased outbound marketing efforts in 2009 compared to 2008. This was partially offset by a $0.6 million decrease in general corporate costs.

        Restructuring costs.    In August 2009, we eliminated certain positions within our operations and sales organizations in accordance with a plan of reorganization approved by the Board of Directors. As a result of the 2009 restructuring we recorded approximately $0.3 million in payroll and related costs for 2009. As of December 31, 2009 approximately $38,000 remains to be paid to the terminated employees. None of the terminated employees were required to provide any services subsequent to their receiving notification.

        In 2008, we initiated and completed the sale of the Electronics and Power Systems US operating divisions and formalized the release of personnel. As a result of these changes and the sale of the divisions in 2008, we accrued approximately $0.5 million in salary-related costs, costs associated with the modification of existing options held by certain of the severed employees and relocation costs.            Other costs associated with the restructuring that are related to the Electronics and Power Systems US divisions were recorded in their respective divisions and are included in the loss from discontinued operations for the periods presented, as discussed below, in loss from discontinued operations.

        Change in fair value of warrant liabilities.    The change in fair value of the warrants for 2009 was a charge of approximately $5.7 million. Approximately $2.5 million related to the change in valuation of our Warrant As, Warrant Cs and placement agent warrants. The remaining $3.2 million charge related to our Series C Preferred Stock warrants and their change in fair value which was due to our adoption during the period of ASC 815-40-15. As a result of this adoption, warrants to purchase 19,799,022 shares of our common stock, originally classified as equity, were reclassified to warrant liabilities and were required to be fair valued moving forward. The change in fair value of the warrants for 2008 was a credit of approximately $0.3 million related solely to the Warrant As and Warrant Cs. In July 2009 warrants to purchase 19,799,022 shares of our common stock were modified resulting in these warrants being classified as equity and therefore not requiring any fair value adjustments in the future. See Note C. Significant Accounting Policies and Basis of Presentation—Warrant Liabilities for a description of the modifications made to such warrants. The most significant factor that contributes to the change in fair value of the warrants is our stock price (See Note G—Convertible Debt Instrument and Warrant Liabilities).

        Other Income (expense).    Other expense was approximately $0.3 million for 2009 compared to other income of approximately $0.7 million for 2008. Other expense for 2009 consists primarily of approximately $0.5 million related to the issuance of warrants to purchase 380,000 shares of common stock to holders of our Series C Preferred Stock for modifying the anti-dilution provisions of their existing warrants along with $0.1 million in fees paid related to consulting services for the valuation of our warrant instruments as well as other expenses not related to ongoing operations, offset by approximately $0.5 million related to foreign exchange impact of operations and translation of inter-company balances. Other income, net for 2008 consists primarily of approximately $0.7 million related to foreign exchange impact of operations and translation of inter-company balances.

        Interest income.    Interest income decreased from approximately $0.2 million in 2008 to approximately $0 million in 2009. The decrease is directly attributable to our cash on hand and interest rates.

        Interest expense.    Interest expense for 2009 was approximately $0.3 million, which is comprised primarily of the following:

  •
  $0.2 million in cash interest relating to our credit facility and

  •
  $0.1 million of non-cash interest associated with dividends on the Series B Preferred Stock, which were paid in shares of common stock.

        In 2008 interest expense was approximately $0.3 million and was comprised of the following:

  •
  $0.2 million in cash interest relating to our credit facility and

  •
  $0.1 million of non-cash interest associated with dividends on the Series B Preferred Stock, which were paid in shares of common stock.

        Income (loss) from discontinued operations.    Loss from discontinued operations represents the results of operations of our Applied Technology, Power Systems US and Electronics divisions. Our Applied Technology division was sold in January 2010 and our Electronics and Power Systems US divisions were sold during the third quarter of 2008. The income from discontinued operations for 2009 was approximately $0.1 million as compared to a loss from discontinued operations of approximately $1.9 million in 2008. See Note D "Discontinued Operations" for more information related to the sale of these divisions.

        Gain on sale of discontinued operations.    As a result of the sale of the Power Systems US and Electronics divisions in 2008, we recorded income of approximately $0.3 million. See Note D "Discontinued Operations" for more information related to the sale of these divisions and the composition of the net gain calculated for each division. The gain on the sale of our Applied Technology division will be recorded during our first quarter ended March 31, 2010 and is anticipated to be a gain of approximately $0.5 million.

        Deferred Revenue.    Total deferred revenue was $6.0 million at December 31, 2009, comprised of $0.5 million of current deferred revenue and $5.5 million of long-term deferred revenue, a decrease of $0.7 million from the $6.7 million balance at December 31, 2008. We record deferred revenue (i) when a customer pays in advance or (ii) when provisions for revenue recognition on items shipped have not been achieved or the items have not yet been received by the customer due to shipping terms such as FOB destination. When an item is deferred for revenue recognition purposes, the deferred revenue is recorded as a liability and the deferred costs are recorded as a component of inventory in our consolidated balance sheets. Deferred revenue also consists of cash received for extended product warranties. Currently deferred revenue is composed of approximately $6.0 million, $0.4 million related to pre-payments on orders currently being manufactured and $5.6 million on deferred revenue related to extended warranties sold to customers that purchased our products.

Year Ended December 31, 2008 ("2008") Compared to the Year Ended December 31, 2007 ("2007").

        Revenue.    Total Company revenue increased $21.3 million, or 65%, from $33.0 million in 2007 to $54.3 million in 2008.

	Year Ended December 31,
(Amounts in Millions)	2008	2007	Change $	% Change
Product Revenue
Alternative Energy Products	$52.2	$25.4	$26.8	106%
Other Legacy	2.1	7.6	$(5.5)	(72)%

Total Revenue	$54.3	$33.0	$21.3	65%

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

        Gross Margin.    Gross margins increased from (1.3)% in 2007 to approximately 15.6% in 2008 due to material cost reduction programs, increased labor efficiency and increased photovoltaic inverter unit volumes. In 2007, gross margins included an additional $1.3 million in cost overruns on a Navy project, for which we are seeking some economic relief due to design changes, increases in major component costs and increases in anticipated exchange rates; we have not booked any benefit for such relief as of December 31, 2008 or 2007.

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

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased by approximately $6.6 million from $8.0 million in 2007 to $14.6 million in 2008. Approximately $1.1 million of the increase is directly attributable to compensation costs related to the issuance of stock options to our employees and directors charged to operations during 2008. Approximately $2.3 million of the increase was associated with increased corporate costs and approximately $3.2 million of the increase was due to the higher sales and marketing costs directly related to the increase in product revenue, international business development, company re-branding and our increased outbound marketing efforts in 2008 compared to 2007.

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

        Change in fair value of the convertible notes and related warrants.    The change in fair value of the convertible Notes and warrants for 2008 was a credit of approximately $0.3 million. The change in fair value of the convertible notes and warrants for 2007 was a charge of approximately $2.3 million. The most significant factor that contributes to the change in fair value of the convertible notes and related warrants is our stock price. The convertible notes were paid off in November 2007. (See Note G—Convertible Debt Instrument and Warrant Liabilities)

        Other Income (expense).    Other income was approximately $0.7 million for 2008 compared to other expense of approximately $0.5 million for 2007. Other income, net for 2008 consists primarily of approximately $0.7 million related to foreign exchange impact of operations and translation of inter-company balances. Other expense for 2007 consists primarily of a gain of approximately $0.4 million related to foreign exchange impact of operations and translation of inter-company balances and $0.1 million in consulting services related to the valuation of our Convertible Notes and other expenses not related to ongoing operations.

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

  •
  $2.1 million in amortization of the debt discount related to the valuation of the Convertible Notes,

  •
  $0.1 million of non-cash interest associated with dividends on the Series B Preferred Stock, which were paid in shares of common stock, and

  •
  $0.6 million related to the change in the Series B Preferred Stock conversion price as a result of subsequent issuances of equity-based securities due to its anti-dilution provisions.

        Loss from discontinued operations.    Loss from discontinued operations represents the results of operations of our Applied Technology, Power Systems US and Electronics divisions. The loss from discontinued operations for 2008 was approximately $1.9 million as compared to approximately $0.8 million in 2007. See Note D "Discontinued Operations" for more information related to the sale of these divisions.

        Gain on sale of discontinued operations.    As a result of the sale of the Power Systems US and Electronics divisions in 2008, we recorded income of approximately $0.3 million. See Note D "Discontinued Operations" for more information related to the sale of these divisions and the composition of the net gain calculated for each division.

        Deferred Revenue.    Total deferred revenue was $6.7 million at December 31, 2008, comprised of $4.2 million of current deferred revenue and $2.5 million of long-term deferred revenue, a decrease of $1.0 million from the $7.7 million balance at December 31, 2007. We record deferred revenue (i) when a customer pays in advance or (ii) when provisions for revenue recognition on items shipped have not been achieved or the items have not yet been received by the customer due to shipping terms such as FOB destination. When an item is deferred for revenue recognition purposes, the deferred revenue is recorded as a liability and the deferred costs are recorded as a component of inventory in our consolidated balance sheets. Deferred revenue also consists of cash received for extended product warranties. Deferred revenue as of December 31, 2008 is composed of approximately $3.4 million related to pre-payments received on an order which has been shipped but not recognized, $0.8 million related to pre-payments on orders currently being manufactured and $2.5 million on deferred revenue related to extended warranties sold to customers that purchased our products.

Quarterly Results of Operations (Unaudited)

        The following table presents unaudited quarterly statement of operations data for the eight quarters ended December 31, 2009. This data has been prepared on a basis consistent with our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This data includes all adjustments, consisting solely of normal recurring adjustments, which we believe necessary for a fair presentation of this information. The operating results for any quarter are not necessarily indicative of results to be expected for any future period. In addition, all data set forth below has been adjusted to reflect the sale of our Applied Technology business unit in January 2010, and the sale of our Electronics and Power Systems US business units, which were finalized in the third quarter of 2008. The results of operations for the Applied Technology, Electronics and Power Systems US business units are captured in the line item "Loss from discontinued operations" below. See Note D (Discontinued Operations) to the Consolidated Financial Statements.

	CONSOLIDATED Three Months Ended
	Dec. 31, 2009	Oct. 3, 2009	July 4, 2009	April 4, 2009	Dec. 31, 2008	Sept. 27, 2008	June 28, 2008	Mar. 29, 2008
	(in thousands, except per share data)
Statement of Operations Data
Product revenue	$21,487	$10,041	$7,628	$13,380	$17,346	$17,215	$9,556	$10,176

Total revenue	$21,487	$10,041	$7,628	$13,380	$17,346	$17,215	$9,556	$10,176

Cost of product revenue	18,648	10,466	7,935	12,285	12,976	13,964	9,167	9,710

Total cost of revenue	$18,648	$10,466	$7,935	$12,285	$12,976	$13,964	$9,167	$9,710

Gross margin	$2,840	$(425)	$(308)	$1,095	$4,370	$3,251	$389	$466

Operating expenses:
Research and development	2,108	2,188	2,244	1,871	1,442	1,642	1,109	868
Selling, general and administrative	4,791	4,612	4,418	4,348	4,430	4,175	3,946	2,024
Restructuring charges	49	211	—	—	279	422	607	—

Total operating expenses from continuing operations	$6,949	$7,010	$6,662	$6,220	$6,151	$6,239	$5,662	$2,892

Operating loss	$(4,109)	$(7,436)	$(6,970)	$(5,125)	$(1,781)	$(2,988)	$(5,273)	$(2,426)

Change in fair value of notes and warrants	(1,822)	(305)	1,776	(5,370)	1,087	2,042	(2,397)	(467)
Other income (expense)	(45)	384	(487)	(139)	313	153	(18)	259
Interest income	—	3	2	4	19	57	71	69
Interest expense	(65)	(39)	(138)	(82)	(88)	(98)	(98)	(46)

Net loss from continuing operations	$(6,042)	$(7,393)	$(5,816)	$(10,713)	$(449)	$(835)	$(7,714)	$(2,612)

Income (loss) from discontinued operations, net	15	135	(17)	(42)	637	(1,415)	(302)	(789)
Gain (loss) on sale of discontinued operations, net	—	—	—	—	(54)	328	—	—

Net loss	$(6,027)	$(7,257)	$(5,833)	$(10,754)	$134	$(1,922)	$(8,016)	$(3,401)

Deemed dividend and accretion on Series C preferred stock to redemption value	(1,089)	(978)	(888)	(821)	(786)	(755)	(796)	(637)
Dividend on Series C preferred stock	(368)	(320)	(387)	(321)	(324)	(311)	(311)	(304)

Net loss attributable to common stockholders	$(7,484)	$(8,556)	$(7,108)	$(11,897)	$(977)	$(2,988)	$(9,122)	$(4,342)

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.11)	$(0.12)	$(0.13)	$(0.23)	$(0.02)	$(0.06)	$(0.18)	$(0.09)

Weighted average number of common shares, basic and diluted	70,412	70,240	54,718	51,538	51,375	50,013	50,415	49,935

Liquidity and Capital Resources

        As of December 31, 2009, we had $13.4 million of cash, of which approximately $34,000 was restricted. As of December 31, 2009, $3.0 million is outstanding under our line of credit.

        Based upon our current working capital position, current operating plans and expected business conditions, we believe that our current cash, as well as the availability from our line of credit with Silicon Valley Bank, will be adequate to fund our operations through December 31, 2010. Beyond 2010, we expect to fund our working capital needs and other commitments primarily through our operating cash flow, which we expect to improve as our product costs continue to decrease and as our unit volumes grow. We also expect to rely on our credit facility to fund a portion of our capital needs and other commitments. We have availability under our line of credit of $5.7 million as of January 31, 2010.

        Our funding plans for our working capital needs and other commitments may be adversely impacted if we fail to realize our underlying assumed levels of revenues and expenses, or if we fail to remain in compliance with the covenants of our bank line. If either of those events occur, we may need to raise additional funds in order to sustain operations by selling equity or taking other actions to conserve our cash position, which could include selling of certain assets, delaying capital expenditures and incurring additional indebtedness, subject to the restrictions in the 2007 preferred stock financing and in the credit facility with Silicon Valley Bank. Such actions would likely require the consent of the Investors and/or Silicon Valley Bank, and there can be no assurance that such consents would be given. Furthermore, there can be no assurance that we will be able to raise such funds if they are required.

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

        We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of December 31, 2009, we had an accumulated deficit of approximately $231.7 million. Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities and convertible debt, public security offerings, borrowings under our lines of credit and capital equipment leases.

        As of December 31, 2009, our cash and cash equivalents were $13.4 million, including restricted cash and cash equivalents of $34,000; this represents an increase in our cash and cash equivalents of approximately $3.4 million from the $10.0 million on hand at December 31, 2008. Cash used in operating activities from continuing operations for the year ended December 31, 2009 was $14.7 million as compared to $8.3 million for the year ended December 31, 2008. Cash used in operating activities from continuing operations during the year ended December 31, 2009 was primarily attributable to the net loss from continuing operations of approximately $29.9 million offset by non-cash items such as the change in the fair value of our warrants, depreciation and amortization, deferred revenue, increases in allowances for uncollectible accounts and excess and obsolete inventory, non-cash compensation and consulting expense, non-cash interest expense and decreases in working capital.

        Cash used in investing activities from continuing operations during the year ended December 31, 2009 was $3.8 million as compared to cash provided by investing activities from continuing operations of $3.7 million for the year ended December 31, 2008. Cash used in investing activities during the fiscal year ended December 31, 2009 was a result of capital expenditures of $3.8 million. Cash provided by investing activities from continuing operations during the fiscal year ended December 31, 2008 was a result of net proceeds from the sale of two of our divisions of $5.1 million offset by capital expenditures of $1.4 million.

        Cash provided by financing activities from continuing operations for the year ended December 31, 2009 was $21.8 million as compared to $4.1 million for the year ended December 31, 2008. Net cash provided by financing activities from continuing operations during 2009 includes approximately $21.5 million related to the sale of common stock and approximately $0.2 million received from the exercise of stock options and warrants. Net cash provided by financing activities from continuing operations during 2008 includes borrowings under our line of credit of $3.0 million and approximately $1.7 million received from the exercise of stock options and warrants to purchase common stock, offset by approximately $0.6 million related to payments to certain Warrant A and Warrant C holders that exercised their redemption rights under these warrants.

        Cash provided by discontinued operations was $0.6 million for the year ended December 31, 2009 as compared to cash used in discontinued operations of $2.0 million for the year ended December 31, 2008. Net cash provided by operating activities from discontinued operations was $0.6 million in 2009 compared to cash used in operating activities of $1.7 million in 2008. Net cash used in investing activities from discontinued operations was $0.1 million in 2009 compared to $0.2 million in 2008. Net cash used in financing activities from discontinued operations was $0 in 2009 and 2008.

Payments Due Under Contractual Obligations

        The following table summarizes the payments due under our contractual obligations at December 31, 2009, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

Calendar Years Ending December 31,	Capital Leases	Operating Leases
2010	—	$1,246,183
2011	—	907,089
2012	—	386,949
2014	—	243,525
2015	—	251,643
Thereafter	—	411,287

Total	$—	$3,446,676

        We lease equipment and office space under non-cancelable capital and operating leases. The future minimum rental payments, as of December 31, 2009, under the capital and operating leases with non-cancelable terms are included in the table above.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

        We are exposed to market risk from changes in interest rates primarily through our investing and financing activities. In addition, our ability to fund working capital requirements may be impacted if we are not able to obtain appropriate financing at acceptable rates.

        Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of twelve months. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At December 31, 2009, our short-term investments approximated market value.

        At December 31, 2009 we had a revolving line-of-credit available to us of up to $10.0 million, of which $3.0 million was outstanding. Our revolving line-of-credit bears an interest rate of the Bank's prime rate plus 1%, which resulted in a rate of 5% at December 31, 2009.

        The effect of interest rate fluctuations on outstanding borrowings as of December 31, 2009 over the next twelve months is quantified and summarized as follows:

Interest Expense Increase
Interest rates increase by 100 basis points	$30,000
Interest rates increase by 200 basis points	$60,000

Foreign Currency Risk

        We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than ours, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the year ended December 31, 2009, the net impact of foreign currency changes on transactions was a gain of $0.3 million. We do not use derivative financial instruments or other financial instruments to hedge such economic exposures.

        In addition, because a substantial portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar (in which we report our consolidated financial results), our earnings could be materially impacted by movements in foreign currency exchange rates, particularly that of the Canadian Dollar, upon the translation of the earnings of such subsidiaries into the U.S. Dollar. Mitigating this risk is the fact that a majority of our sales in our Canadian subsidiary are denominated in US dollars and therefore not subject to any movements in the exchange rate. If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net product sales revenue would not have been materially impacted. Since a majority of operating costs in our Canadian subsidiary are incurred in their local currency movement in the exchange rate could impact our net income would have been impacted by approximately the following amounts:

Approximate decrease in net loss
If, during the year ended December 31, 2009, the U.S. dollar was stronger by:
1%	$541,000
5%	$2,604,000
10%	$4,970,000

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Satcon Technology Corporation:

        We have audited the accompanying consolidated balance sheets of Satcon Technology Corporation and its subsidiaries (the Company) (a Delaware corporation) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and comprehensive loss and cash flows for each of the years ended December 31, 2009, 2008 and 2007. We have also audited the financial statement schedule for the years ended December 31, 2009, 2008 and 2007 listed in item 15 (2). We have also audited Satcon Technology Corporation and its subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Satcon Technology Corporation and its subsidiaries as of December 31, 2009 and 2008, and the consolidated results of its operations, changes in stockholders' equity (deficit), and its cash flows for each of the years ended December 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of

America. In addition, in our opinion, the financial statement schedule listed in the item 15 (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, Satcon Technology Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        As discussed in Note C to the Consolidated Financial Statements, effective January 1, 2009, the Company adopted ASC Topic 815-40-15 and changed its accounting for certain warrants.

/s/ Caturano and Company, P. C.

Boston, Massachusetts
March 11, 2010

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$13,369,208	$9,957,716
Restricted cash and cash equivalents	34,000	84,000
Accounts receivable, net of allowance of $196,909 and $168,219 at December 31, 2009 and 2008, respectively	17,577,640	11,471,671
Unbilled contract costs and fees	202,228	398,707
Inventory	11,898,571	11,457,532
Prepaid expenses and other current assets	717,535	1,040,441
Current assets of discontinued operations	35,004	—

Total current assets	$43,834,186	$34,410,067
Property and equipment, net	4,633,926	1,844,279
Non-current assets of discontinued operations	224,227	642,929

Total assets	$48,692,339	$36,897,275

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Line of credit	$3,000,000	$3,000,000
Accounts payable	20,751,975	8,588,313
Accrued payroll and payroll related expenses	2,235,349	1,951,606
Other accrued expenses	2,710,568	2,825,255
Accrued contract loss	—	1,131,370
Accrued restructuring costs	38,034	602,782
Deferred revenue	451,008	4,214,389
Current liabilities of discontinued operations	117,702	91,180

Total current liabilities	$29,304,636	$22,404,895
Warrant liabilities	$4,976,774	$2,407,438
Deferred revenue, net of current portion	5,531,413	2,512,794
Redeemable convertible Series B preferred stock (75 and 290 shares issued and outstanding at December 31, 2009 and 2008, respectively; face value $5,000 per share; liquidation preference $375,000 and $1,450,000, respectively).	375,000	1,450,000
Other long-term liabilities	280,472	58,282

Total liabilities	$40,468,295	$28,833,409
Commitments and contingencies (Note K)
Redeemable convertible Series C preferred stock (25,000 shares issued and outstanding at December 31, 2009 and 2008, face value $1,000 per share, liquidation preference $27,600,000 and $26,350,000 at December 31, 2009 and 2008 respectively)	$22,257,423	$17,248,593
Stockholders' deficit:
Common stock; $0.01 par value, 200,000,000 shares authorized; 70,567,781and 51,479,822 shares issued and outstanding at December 31, 2009 and 2008, respectively	$705,678	$514,798
Additional paid-in capital	218,599,384	182,222,762
Accumulated deficit	(231,656,734)	(189,962,435)
Accumulated other comprehensive loss	(1,681,707)	(1,959,852)

Total stockholders' deficit	$(14,033,379)	$(9,184,727)

Total liabilities and stockholders' deficit	$48,692,339	$36,897,275

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
Revenue:
Product revenue	$52,535,633	$54,293,334	$33,032,641

Cost of revenue:
Cost of product revenue	$49,334,132	$45,818,090	$33,455,956

Gross margin	$3,201,501	$8,475,244	$(423,315)
Operating expenses:
Research and development	$8,411,469	$5,061,472	$2,256,088
Selling, general and administrative	18,169,124	14,574,713	7,980,955
Restructuring charges	260,685	1,307,452	—

Total operating expenses from continuing operations	$26,841,278	$20,943,637	$10,237,043

Operating loss from continuing operations	$(23,639,777)	$(12,468,393)	$(10,660,358)

Change in fair value of notes and warrants	(5,721,580)	264,628	(2,252,264)
Other (expense) income, net	(286,678)	707,450	(545,895)
Interest income	8,972	216,238	280,392
Interest expense	(323,995)	(329,459)	(3,787,380)

Net loss from continuing operations	$(29,963,058)	$(11,609,536)	$(16,965,505)

Income (loss) from discontinued operations, net	$91,677	$(1,869,327)	$(800,272)
Gain on sale of discontinued operations, net	—	274,043	—

Net loss	$(29,871,381)	$(13,204,820)	$(17,765,777)

Deemed dividend and accretion on Series C preferred stock	$(3,776,550)	$(2,974,502)	$(11,947,881)
Dividend on Series C preferred stock	(1,396,280)	(1,250,000)	(100,000)

Net loss attributable to common stockholders	$(35,044,211)	$(17,429,322)	$(29,813,658)

Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.57)	$(0.31)	$(0.64)
From income (loss) on discontinued operations	—	$(0.04)	$(0.02)
From gain on sale of discontinued operations	—	$0.01	—

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.57)	$(0.34)	$(0.66)

Weighted average number of common shares, basic and diluted	61,727,000	50,684,564	45,433,539

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

For the Year Ended December 31, 2009

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)	Comprehensive Loss
Balance, December 31, 2008	51,479,822	$514,798	$182,222,762	$(189,962,435)	$(1,959,852)	$(9,184,727)	—
Cumulative effect of a change in accounting principle—January 1, 2009 reclassification of warrants to warrant liabilities (Note C)	—	—	(10,218,623)	(11,822,918)	—	(22,041,541)	—
Net loss	—	—	—	(29,871,381)	—	(29,871,381)	$(29,871,381)
Issuance of common stock in connection with underwritten public offering, net of issuance costs of $1,745,525	17,891,346	178,913	21,334,312	—	—	21,513,225	—
Reclassification of Series C preferred stock warrant liability to additional paid in capital due to warrant modification	—	—	25,193,785	—	—	25,193,785	—
Issuance of warrants to Series C preferred stockholders	—	—	82,000	—	—	82,000	—
Beneficial conversion feature on Series C preferred stock	—	—	82,000	—	—	82,000	—
Series C preferred stock deemed dividend	—	—	(82,000)	—	—	(82,000)	—
Issuance of warrants to Series C preferred stockholders for modification of anti-dilution feature	—	—	515,000	—	—	515,000	—
Adjustment to conversion price of Series B preferred stock due to anti-dilution provisions	—	—	55,369	—	—	55,369	—
Issuance of common stock to 401(k) Plan	69,650	697	107,262	—	—	107,959	—
Issuance of common stock in connection with the exercise of stock options, issuance of restricted stock to consultants	218,384	2,184	362,784	—	—	364,968	—
Issuance of common stock in connection with the non-cash exercise of warrants to purchase common stock	132,589	1,326	(1,326)	—	—	—	—
Issuance of common stock in connection with the conversion of Series B preferred stock	719,528	7,195	1,067,805	—	—	1,075,000	—
Issuance of common stock in lieu of six-month cash dividend on redeemable convertible Series B preferred stock	56,462	565	85,805	—	—	86,370	—
Accretion of Series C preferred stock to its redemption value	—	—	(3,694,550)	—	—	(3,694,550)	—
Dividend on Series C preferred stock	—	—	(1,396,280)	—	—	(1,396,280)	—
Employee stock-based compensation	—	—	2,883,279	—	—	2,883,279	—
Foreign currency translation adjustment	—	—	—	—	278,145	278,145	278,145

Comprehensive loss	—	—	—	—	—	—	$(29,593,236)

Balance, December 31, 2009	70,567,781	$705,678	$218,599,384	$(231,656,734)	$(1,681,707)	$(14,033,379)

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

For the Year Ended December 31, 2008

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)	Comprehensive Loss
Balance, December 31, 2007	49,803,979	$498,040	$180,933,100	$(176,757,615)	$(310,232)	$4,363,293	$—
Net loss	—	—	—	(13,204,820)	—	(13,204,820)	$(13,204,820)
Issuance of warrants to Series C preferred stockholders	—	—	126,000	—	—	126,000
Beneficial conversion feature on Series C preferred stock	—	—	126,000	—	—	126,000
Series C preferred stock deemed dividend	—	—	(126,000)	—	—	(126,000)
Accretion of Series C preferred stock to its redemption value	—	—	(2,848,502)	—	—	(2,848,502)
Dividend on Series C preferred stock	—	—	(1,250,000)	—	—	(1,250,000)
Issuance of common stock to 401(k) Plan	279,831	2,798	575,434	—	—	578,232
Issuance of common stock in connection with the exercise of stock options to purchase common stock	891,168	8,912	1,435,607	—	—	1,444,519
Issuance of common stock in lieu of six-month cash dividend on redeemable convertible Series B preferred stock.	86,241	862	132,804	—	—	133,666
Issuance of common stock in connection with the exercise of warrants to purchase common stock	174,967	1,750	239,560	—	—	241,310
Issuance of restricted stock to employees	82,346	823	144,930	—	—	145,753
Issuance of common stock in connection with the conversion of Series B preferred stock	161,290	1,613	248,387	—	—	250,000
Issuance of warrants to purchase common stock to contractor	—	—	121,000	—	—	121,000
Employee stock-based compensation	—	—	2,364,442	—	—	2,364,442
Foreign currency translation adjustment	—	—	—	—	(1,649,620)	(1,649,620)	(1,649,620)

Comprehensive loss							$(14,854,440)

Balance, December 31, 2008	51,479,822	$514,798	$182,222,762	$(189,962,435)	$(1,959,852)	$(9,184,727)

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

For the Year Ended December 31, 2007

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)	Comprehensive Loss
Balance, December 31, 2006	40,105,073	$401,051	$156,379,193	$(158,991,838)	$(256,486)	$(2,468,080)
Net loss	—	—	—	(17,765,777)	—	(17,765,777)	$(17,765,777)
Beneficial conversion feature on Series C preferred stock	—	—	11,762,887	—	—	11,762,887	—
Series C preferred stock deemed dividend	—	—	(11,762,887)	—	—	(11,762,887)	—
Issuance of warrants and re-pricing of warrants to Series C preferred stock holders	—	—	10,092,623	—	—	10,092,623	—
Accretion of Series C preferred stock to its carrying value	—	—	(184,994)	—	—	(184,994)	—
Dividend on Series C preferred stock	—	—	(100,000)	—	—	(100,000)	—
Issuance of common stock to 401(k) Plan	474,379	4,744	562,417	—	—	567,161	—
Issuance of common stock in connection with the exercise of stock options to purchase common stock	27,205	272	20,420	—	—	20,692	—
Issuance of common stock in connection with the termination of Worcester lease	850,000	8,500	1,113,500	—	—	1,122,000	—
Issuance of common stock in lieu of cash principal payments on the Convertible Notes	3,163,186	31,632	3,777,814	—	—	3,809,446	—
Issuance of common stock in lieu of cash interest on the convertible notes	396,522	3,965	514,200	—	—	518,165	—
Issuance of common stock in connection with the exercise of Warrant Bs	3,636,368	36,364	5,525,006	—	—	5,561,370	—
Issuance of common stock to convertible note holders as incentive to accelerate pay-off of the Convertible Notes	749,999	7,500	907,499	—	—	914,999	—
Issuance of common stock upon conversion of a portion of the convertible notes	318,182	3,182	521,818			525,000
Employee stock-based compensation	—	—	1,112,099	—	—	1,112,099	—
Issuance of common stock in lieu of six-months cash dividend on redeemable convertible Series B preferred stock	70,045	700	137,156	—	—	137,856	—
Issuance of common stock in connection with the conversion of Series B preferred stock	13,020	130	24,870	—	—	25,000	—
Adjustment to conversion price of Series B preferred stock, due to anti-dilution provisions	—	—	529,479	—	—	529,479	—
Foreign currency translation adjustment	—	—	—	—	(53,746)	(53,746)	(53,746)

Comprehensive loss	—	—	—	—	—	—	$(17,819,523)

Balance, December 31, 2007	49,803,979	$498,040	$180,933,100	$(176,757,615)	$(310,232)	$4,363,293

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(29,871,381)	$(13,204,820)	$(17,765,777)
Net (income) loss from discontinued operations	(91,677)	1,869,327	800,272
Net gain on sale of discontinued operations	—	(274,043)	—
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,263,886	769,998	430,140
Provision for uncollectible accounts	28,690	80,142	47,019
Provision for excess and obsolete inventory	185,577	360,035	206,780
Non-cash compensation expense related to issuance of stock options and warrants to employees and non-employees and issuance of common stock to 401(k) Plan, including stock based compensation costs from continuing operations of $2,797,138, $2,196,166 and $853,944 for the years ended December 31, 2009, 2008 and 2007, respectively.	3,476,639	2,584,295	2,328,087
Change in fair value of Senior Secured Convertible Notes and investor and placement agent warrant liability	5,721,580	(264,628)	2,252,264
Non-cash interest expense	122,406	130,334	3,581,760
Non-cash restructuring charges		274,552	—
Changes in operating assets and liabilities:
Accounts receivable	(4,019,988)	(5,205,154)	(2,132,106)
Unbilled contract costs and fees	196,479	137,860	(269,320)
Prepaid expenses and other assets	366,796	(56,174)	(1,067,106)
Inventory	1,105,815	(1,965,474)	(7,914,938)
Other long-term assets	—	32,931	(17,469)
Accounts payable	10,408,195	2,392,434	3,806,333
Accrued expenses and payroll	(324,674)	790,114	2,188,225
Accrued restructuring	(564,748)	602,782	—
Accrued contract losses	(1,213,995)	94,700	1,447,161
Deferred revenue, current and long portion	(1,668,073)	2,510,183	1,992,591
Other current liabilities	222,190	(11,793)	70,075

Total adjustments	$15,306,775	$3,257,137	$6,949,496

Net cash used in operating activities in continuing operations	$(14,656,283)	$(8,352,399)	$(10,016,009)
Cash flows from investing activities:
Purchases of property and equipment	(3,752,449)	(1,451,678)	(1,203,475)
Net proceeds from sale of business segments	—	5,136,881	—

Net cash provided by (used in) investing activities in continuing operations	$(3,752,449)	$3,685,203	$(1,203,475)

Cash flows from financing activities:
Net borrowings under line of credit	—	3,000,000	—
Proceeds from short-term loan	1,297,200	—	10,000,000
Repayment of short-term loan	(1,297,200)	—	(10,000,000)
Net proceeds from public sale of common stock	21,513,225	—	—
Net proceeds from issuance of convertible redeemable Series C preferred stock	—	—	23,856,281
Repayment of Senior Secured Convertible Notes	—	—	(9,477,293)
Payments related to warrant holder redemption rights	—	(572,250)	(2,099,958)
Decrease in restricted cash	50,000	—	1,000,000
Net proceeds from exercise of warrants to purchase common stock	—	241,310	4,688,642
Net proceeds from exercise of options to purchase common stock	200,468	1,444,519	20,692

Net cash provided by financing activities in continuing operations	$21,763,693	$4,113,579	$17,988,364

Net increase (decrease) in cash and cash equivalents from continuing operations	$3,354,961	$(553,617)	$6,768,880

Cash flows from discontinued operations
Net cash provided by (used) in operating activities of discontinued operations	$644,944	$(1,741,226)	$(303,826)

Net cash used in investing activities of discontinued operations	$(75,715)	$(211,297)	$(63,959)

Net cash used in financing activities of discontinued operations	$—	$—	$(123,219)

Net increase (decrease) in cash and cash equivalents from discontinued operations	$569,229	$(1,952,523)	$(491,004)

Effects of foreign currency exchange rates on cash and cash equivalents	$(512,698)	$(151,710)	$(853,137)

Net increase (decrease) in cash and cash equivalents	$3,411,492	$(2,657,850)	$5,424,739
Cash and cash equivalents at beginning of year	$9,957,716	$12,615,566	$7,190,827

Cash and cash equivalents at end of year	$13,369,208	$9,957,716	$12,615,566

See Note Q for non cash disclosures

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

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

B. REALIZATION OF ASSETS AND LIQUIDITY

        The Company anticipates that its current cash along with the availability under its credit facility with Silicon Valley Bank will be sufficient to fund its operations through at least December 31, 2010. The Company has developed a business plan that envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past and allow the Company to remain in compliance with the covenants of the credit facility. Although the Company believes it has developed a realistic business plan, there is no assurance that it can achieve these objectives. Accordingly, if the Company is unable to realize its business plan or does not remain in compliance with the covenants of the credit facility, the Company may need to raise additional funds in the future in order to sustain operations by selling equity or taking other actions to conserve its cash position, which could include selling of certain assets and incurring additional indebtedness, subject to the restrictions in the 2007 preferred stock financing and in the credit facility with Silicon Valley Bank. Such actions would likely require the consent of the investors in that financing (the "Investors") and/or Silicon Valley Bank, and there can be no assurance that such consents would be given. Furthermore, there can be no assurance that the Company will be able to raise such funds if they are required.

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Consolidation

        The consolidated financial statements include the accounts of Satcon and its wholly owned subsidiary (Satcon Satcon Power Systems Canada, Ltd., and its discontinued operating subsidiaries Satcon Applied Technology, Satcon Electronics, Inc. and Satcon Power Systems, Inc.). All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

        The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product passes upon shipment of the product, as the products are typically shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. If

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless the Company can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied. When appropriate the Company provides for a warranty reserve at the time the product revenue is recognized. If a contract involves the provisions of multiple elements and the elements qualify for separation, total estimated contract revenue is allocated to each element based on the relative fair value of each element provided. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue is recognized on each element as described above.

        The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts through its discontinued Satcon Applied Technology division and through its engineering group. Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of December 31, 2009 the Company had no provision for contract losses on commercial contracts. As of December 31, 2008, the Company has accrued approximately $1.1 million, respectively, for anticipated contract losses on commercial contracts. With the sale of the Applied Technology subsidiary the Company expects revenues recognized in future periods on a percentage of completion method or from cost reimbursement contracts to be nominal.

        Cost of product revenue includes materials, labor and overhead.

        Deferred revenue primarily consists of cash received for extended product warranties, preventative maintenance plans and up-time guarantee programs. Deferred revenue also consists of payments received from customers in advance of services performed, product shipped or installation completed. When an item is deferred for revenue recognition purposes, the deferred revenue is recorded as a liability and the deferred costs are recorded as a component of inventory in the consolidated balance sheets.

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

DECEMBER 31, 2009, 2008 AND 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

Cash and Cash Equivalents

        Cash and cash equivalents include demand deposits and highly-liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At December 31, 2009 and 2008, the Company has restricted cash as indicated in the table below.

	December 31,
Restricted Cash	2009	2008
Security deposits	$34,000	$34,000
Certificates of deposit	—	50,000

Total restricted cash	$34,000	$84,000

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

Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the asset's estimated useful life. The estimated useful lives of property and equipment are as follows:

Estimated Lives
Machinery and equipment	2 - 10 years
Furniture and fixtures	7 - 10 years
Computer software	3 years
Leasehold improvements	Lesser of the remaining life of the lease or the useful life of the improvement

        When assets are retired or otherwise disposed of, the cost and related depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operating expenses.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

Foreign Currency Translation

        The functional currency of the Company's foreign subsidiary is its local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders' equity (deficit) including the long-term portion of intercompany advances are translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive income. Foreign currency gains were as follows for years ended December 31, 2009, 2008 and 2007:

	December 31,
	2009	2008	2007
	(Amounts in thousands)
Other income/(expense)(1)	$342.0	$740.0	$446.0

(1)
All foreign currency transaction gains and losses are recorded as a component of other income (expense).

Use of Estimates

        The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period reported. Management believes the most significant estimates include the net realizable value of accounts receivable and inventory, warranty provisions, the recoverability of long-lived assets, the accrued contract losses on fixed-price contracts, the recoverability of deferred tax assets and the fair value of equity and financial instruments. Actual results could differ from these estimates.

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

be claimed, in tax returns and disclosure relating to the accrued interest and penalties for unrecognized tax benefits. Discussion is also required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next twelve months.

        As of December 31, 2009, the Company had federal and state net operating losses ("NOL") carry forwards and federal and state R&D credit carry forwards, which may be available to offset future federal and state income tax liabilities which expire at various dates through 2030. Utilization of the NOL and R&D credit carry forwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a rolling three-year period. Since the Company's formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company's formation due to the significant complexity and cost associated with such study. If the Company has experienced a change of control at any time since Company formation, utilization of its NOL or R&D credit carry forwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carry forwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position. The Company does not expect to have any taxable income for the foreseeable future. The Company has a full valuation allowance against the net operating losses and credits.

        The tax years 1994 through 2009 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they are or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying financial statements. The Company would record any such interest and penalties as a component of interest expense. The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date.

Accounting for Stock-based Compensation

        The Company has several stock-based employee compensation plans, as well as stock options issued outside of such plans as an inducement to engage new executives. Stock-based compensation

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

cost is measured at the grant date based on the value of the award and is recognized as expense over the service period.

        The Company uses the Black-Scholes valuation model for valuing options. This model incorporates several assumptions, including volatility, expected life and discount rate. The Company uses historical volatility as it believes it is more reflective of market conditions and a better indicator of volatility. The Company uses the simplified calculation of expected life for its "plain-vanilla" option grants. The simplified method for "plain-vanilla" options calculates the expected life based on a preset formula where the expected life is equal to the sum of vesting term of the option and the contractual term of the option divided by two. If the Company determines that another method used to estimate expected volatility is more reasonable than the Company's current methods, or if another method for calculating these input assumptions is prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives would result in an increase to share-based compensation determined at the date of grant.

        The Company recognized the full impact of its share-based payment plans in the consolidated financial statements for the year ended December 31, 2009, 2008 and 2007 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table presents share-based compensation expense included in the Company's consolidated statement of operations:

	Year Ended December 31,
	2009	2008	2007
Cost of product revenue	$171,067	$96,249	$97,664
Unfunded research and development and other revenue expenses	332,970	154,641	60,779
Selling, general and administrative expenses	2,293,102	1,945,276	695,501

Share based compensation expense from continuing operations, before tax	$2,797,139	$2,196,166	$853,944
Share based compensation expense from discontinued operations	86,140	168,276	258,155

Total share based compensation expense, before tax	$2,883,279	$2,364,442	$1,112,099
Income tax benefit	—	—	—

Net share-based compensation expense	$2,883,279	$2,364,442	$1,112,099

        Compensation expense associated with the granting of stock options to employees is being recognized on a straight line basis over the service period of the option. In instances where the actual compensation expense would be greater than that calculated using the straight line method, the actual compensation expense is recorded in that period.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

        At December 31, 2009 approximately $6.7 million in unrecognized compensation expense remains to be recognized in future periods. The table below summaries the recognition of the deferred compensation expense associated with employee stock options over the next five years as follows:

Calendar Years Ending December 31,	Non Cash Stock-Based Compensation Expense
2010	$2,724,403
2011	$2,648,671
2012	$1,249,491
2013	$120,110
2014	$—

Total	$6,742,675

        During the year ended December 31, 2008, the Company accelerated unvested options for two of its senior executives in connection with their departures. In addition, the Company extended the time to exercise these options, normally ninety days, to two years from the date of their respective last days of employment. As a result, the Company recorded a non-cash restructuring charge in 2008 of approximately $0.3 million, of which approximately $0.1 million related to the acceleration of unvested options and $0.2 million related to the extension of time to exercise these options. The Company valued these changes using the Black-Scholes option pricing model.

        The weighted-average grant-date fair value of options granted during the year ended December 31, 2009, 2008 and 2007 were $1.50, $2.03 and $1.39, respectively, per option. The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

	Year Ended December 31,
	2009	2008	2007
Assumptions:
Expected life(1)	5.0 years to 6.25 years	5.0 years to 6.25 years	5.0 years to 6.25 years
Expected volatility ranging from(2)	72.9% - 82.96%	80.0% - 89.5%	81.9% - 89.9%
Dividends	none	none	None
Risk-free interest rate(3)	1.50% - 2.50%	2.70% - 3.38%	3.23% - 4.83%
Forfeiture Rate(4)	6.25%	6.25%	6.25%

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

(3)
The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

(4)
The estimated forfeiture rate for each option grant is 6.25%. The Company periodically reviews the estimated forfeiture rate, in light of actual experience.

Net Loss per Basic and Diluted Common Share

        The Company reports net loss per basic and diluted common share in accordance with standards established for computing and presenting earnings per share. Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, except when the effect would be anti-dilutive. See Note R, Loss Per Share, for more information related to options, warrants and convertible Preferred Stock which would be considered anti-dilutive.

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

        The Company's trade accounts receivable and unbilled contract costs and fees are primarily from sales to commercial customers and to a lesser extent U.S. government agencies. The Company does not require collateral and has not historically experienced significant credit losses related to receivables, letters of credit or unbilled contract costs and fees from individual customers or groups of customers in any particular industry or geographic area.

        Significant customers are defined as those customers that account for 10% or more of total net revenue in a fiscal year or 10% or more of accounts receivable and unbilled contract costs and fees at the end of a fiscal period. The table below details out customers that were considered significant,

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

greater than 10%, as it pertains to both annual revenues for the years ended December, 31, 2009, 2008 and 2007 and accounts receivable and unbilled contract costs as of December 31, 2009 and 2008.

Year	Revenue	Accounts Receivable and Unbilled Contract Costs
2009	SunPower Corporation (approximately 14%)	*
	*	Enfinity, NV (approximately 10%)
2008	Fuel Cell Energy, Inc.(approximately 17%) SunPower Corporation (approximately 12%)	Fuel Cell Energy, Inc. (approximately 14%) SunPower Corporation (approximately 14%)
2007	Phelps Dodge, Inc. (approximately 17%)	Not Required
NVT, LLC (approximately 18%)

*
Represents less than 10% of either the fiscal year revenue or the total accounts receivable balance at December 31, 2009 or 2008.

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

Fair Value of Financial Instruments

        The Company's financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable and debt instruments. The estimated fair values of these financial instruments approximate their carrying values at December 31, 2009 and 2008. The estimated fair values have been determined through information obtained from market sources and management estimates. The Company's warrant liability is recorded at fair value. See "Fair Value Measurements" section below.

Fair Value Measurements

        The Company's financial assets and liabilities are measured using unputs from the three levels of fair value hierarchy which are as follows:

Level 1—	Quoted prices in active markets for identical assets or liabilities.
Level 2—	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

        Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2009 are as follows:

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds(2)	$10,003,805	$10,003,805	$—	$—

Total Assets	$10,003,805	$10,003,805	$—	$—

Liabilities
Long-term warrant liability(1)	$4,976,774	$—	$4,976,774	$—

Total Liabilities	$4,976,774	$—	$4,976,774	$—

        Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2008 are as follows:

	Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds(2)	$4,243,989	$4,243,989	$—	$—

Total Assets	$4,243,989	$4,243,989	$—	$—

Liabilities
Long-term warrant liability(1)	$2,407,438	$—	$2,407,438	$—

Total Liabilities	$2,407,438	$—	$2,407,438	$—

(1)
Within the Company's Level 2 financial assets, which consists of long term investor warrant liabilities comprised of the Warrant As, Warrant Cs, and the placement agent warrants. The Warrant As and Warrant Cs are being fair valued using observable inputs utilizing a binomial lattice model and the placement agent warrants are being fair valued using observable inputs with the Black-Scholes option pricing model. (see Note G. Convertible Debt Instruments and Warrant Liabilities—Valuation—Methodology and Significant Assumptions and Note I—Redeemable Convertible Series B and Series C Preferred Stock and warrant liabilities below).

(2)
Included as a component of cash and cash equivalents on accompanying consolidated balance sheets.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

Warrant Liabilities

        On January 1, 2009, the Company adopted ASC 815-40-15 relating to evaluating whether an instrument is considered indexed to an entity's own stock. The Company's evaluation of the Series C Preferred Stock Warrants determined that the 19,799,023 Series C Preferred Stock Warrants did not qualify for a scope exception under ASC 815-40-15 as they were determined not to be indexed to the Company's stock as prescribed by ASC 815-40-15. As a result, on the date of adoption, January 1, 2009, the Company reclassified these warrants from additional paid in capital to warrant liabilities through a cumulative effect of a change in accounting principle. The initial value of the warrant liability at adoption was $22,041,541.

        For the period through July 3, 2009, the Company recorded a charge to change in fair value of warrants of approximately $3.2 million for the increase in the fair value related to these warrants during the period. The warrants did not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants were recognized currently in earnings until such time as the warrants were modified in the manner described below, or exercised or expired. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	January 1, 2009	April 4, 2009	July 3, 2009
Assumptions:
Expected life	5.9 - 6.7 years	5.6 - 6.5 years	5.4 - 6.2 years
Expected volatility	80% - 85%	75% - 85%	75% - 80%
Dividends	none	none	none
Risk-free interest rate	1.69% - 1.83%	2.06% - 2.35%	2.56% - 2.87%

        On July 3, 2009, the Company modified certain provisions contained within the Series C Preferred Stock Warrants. Under the terms of the original Series C Preferred Stock Warrants (prior to their modification), in addition to standard anti-dilution protection for stock splits or dividends, stock combinations, mergers, liquidation or similar events, the exercise price and number of shares issuable upon exercise of these warrants were subject to adjustment in the event of certain dilutive issuances (the "Dilutive Issuance Provision"). Upon each adjustment of the exercise price pursuant to the Dilutive Issuance Provision, the number of shares subject to the warrant were also to be adjusted by multiplying the current exercise price prior to the adjustment by the number of shares subject to the warrant and dividing the product by the exercise price resulting from the adjustment. The Dilutive Issuance Provision was modified to (i) limit the instances in which a dilutive issuance will cause an adjustment to the exercise price of the warrants and (ii) eliminate the provision that correspondingly increased the number of shares underlying the warrants in the event of a dilutive issuance that causes an adjustment to the exercise price. As a result of this modification these warrants were determined to be equity instruments by the Company, as they now qualify for the scope exception under ASC 815-40-15. Previously the warrants, due to the adoption of the provisions of ASC 815-40, were accounted for as a derivative liability. The Company is no longer required to mark these warrants to fair value each quarter. (See Note G. Convertible Debt Instruments and Warrant Liabilities)

        In addition, the Company determined the fair value of the investor warrants (the Warrant As and Warrant Cs) and placement agent warrants using valuation models it considers to be appropriate. The

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

Company's stock price has the most significant influence on the fair value of its warrants. An increase in the Company's common stock price would cause the fair values of the warrants to increase, because the exercise price of the warrants is fixed at $1.815 per share and result in a charge to our statement of operations. A decrease in the Company's stock price would likewise cause the fair value of the warrants to decrease and result in a credit to our statement of operations. See Note G for valuation discussion.

Redeemable Convertible Series B Preferred Stock

        The Company initially accounted for its Series B Preferred Stock and associated by allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series B Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities. The Company determined the initial value of the Series B Preferred Stock and investor warrants using valuation models it considers to be appropriate. The Series B Preferred Stock is classified within the liability section of the Company's balance sheet. To the extent that the Series B Preferred Stock is subject to a remeasurement event or is otherwise modified, the Series B Preferred Stock will be reclassified to temporary equity.

Redeemable Convertible Series C Preferred Stock

        The Company initially accounted for its issuance of Convertible Series C Preferred Stock (the "Series C Preferred Stock"), and associated warrants by allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series C Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities. The Series C Preferred Stock is classified as temporary equity on the balance sheet. The Company determined the initial value of the Series C Preferred Stock and investor warrants using valuation models it considers to be appropriate. The Company is using the effective interest method to accrete the carrying value of the Series C Preferred stock through the earliest possible redemption date (November 8, 2011), at which time the value of the Series C Preferred Stock would be $30.0 million or 120% of its face value.

D. DISCONTINUED OPERATIONS

        Subsequent to December 31, 2009, the Company sold its Applied Technology business unit for approximately $1.0 million in cash and $0.5 million in non-cash consideration consisting of working capital retained at the date of the sale. Prior to the sale the Applied Technology business unit was reported by the Company as its own operating segment. Operations associated with the Applied Technology business unit have been classified as income (loss) from discontinued operations in the accompanying consolidated statements of operations, and cash flows associated with this segment are included in cash flows from discontinued operations in the consolidated statements of cash flows. The Company evaluated the assets of the Applied Technology business unit and as of December 31, 2009 has classified them as held for sale. The Company will record a gain on the sale of the Applied Technology business unit of approximately $0.5 million in its results of operations for the first quarter of 2010.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

D. DISCONTINUED OPERATIONS (Continued)

        On September 26, 2008, the Company sold its Electronics and Power Systems US business segments to two unrelated companies, for approximately $5.6 million in cash and $0.5 million in non-cash consideration consisting of the accounts receivable balance for the Power Systems US division. Prior to the sale, each of these divisions were reported by the Company as its own operating segment. Operations associated with these discontinued segments have been classified as loss from discontinued operations in the accompanying consolidated statements of operations, and cash flows associated with these segments are included in cash flows from discontinued operations in the consolidated statements of cash flows. Net sales and net income (loss) from discontinued operations by division was as follows:

	Year Ended December 31,
Division	2009	2008	2007
Electronics
Net Sales	—	$8,250,768	$9,581,788
Net Loss	—	$(1,094,326)	$(500,370)
Power Systems, US
Net Sales	—	$5,021,022	$4,962,172
Net Loss	—	$(40,406)	$(632,833)
Applied Technology
Net Sales	$6,232,687	$8,228,769	$8,994,582
Net Income (Loss)	$91,677	$(734,594)	$332,931
Discontinued Operations
Total Net Sales	$6,232,687	$21,500,559	$23,538,542
Total Net Income (Loss)	$91,677	$(1,869,326)	$(800,272)

        The Company has not allocated interest to discontinued operations. The Company has also eliminated all intercompany activity associated with discontinued operations.

        The net assets of the Electronics and Power Systems US divisions at December 31, 2009 and 2008 were $0. The net assets of the Applied Technology division as of December 31, 2009 and 2008 consisted of the following, which have been reclassified in the accompanying consolidated balance sheets:

	December 31, 2009	December 31, 2008
Prepaid expenses	35,004	—

Current assets of discontinued operations	$35,004	$—

Property and equipment, net	56,076	120,689
Goodwill other long-term assets	168,151	522,240

Non-current assets of discontinued operations	$224,227	$642,929

Accrued payroll and related expenses	117,702	91,180

Current liabilities of discontinued operations	$117,702	$91,180

Long-term liabilities of discontinued operations	$—	$—

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

D. DISCONTINUED OPERATIONS (Continued)

        The sale of the Electronics and Power Systems US divisions resulted in a gain on sale of discontinued operations for the year ended December 31, 2008 as follows:

	Electronics	Power Systems, US	Total
Net current assets sold	$3,417,632	$404,474	$3,822,106
Long-term assets sold	1,120,176	45,556	1,165,732

Total net assets sold	$4,537,808	$450,030	$4,987,838

Consideration, net	$4,994,137	$267,744	$5,261,881

Gain (loss) on sale of discontinued operations	$456,329	$(182,286)	$274,043

E. INVENTORY

        Inventory includes material, labor and overhead and consisted of the following:

	December 31,
	2009	2008
Raw material	$7,268,446	$4,920,780
Work-in-process	2,588,205	6,182,835
Finished goods	2,041,920	353,917

	$11,898,571	$11,457,532

        The provision for excess and obsolete inventory, from continuing operations, net of usage, for the years ended December 31, 2009, 2008 and 2007 was $185,577, $360,035 and $206,780, respectively.

F. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

	December 31,
	2009	2008
Machinery and equipment	$4,153,178	$2,205,454
Assets under construction	$1,616,022	—
Furniture and fixtures	324,689	133,958
Computer software	707,667	175,056
Leasehold improvements	1,098,882	986,592

	$7,900,438	$3,501,060
Less: accumulated depreciation and amortization	(3,266,512)	(1,656,781)

	$4,633,926	$1,844,279

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

F. PROPERTY AND EQUIPMENT (Continued)

        Depreciation and amortization expense from continuing operations relating to property and equipment for the years ended December 31, 2009, 2008 and 2007 was $1.3 million, $0.8 million and $0.4 million, respectively.

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

G. CONVERTIBLE DEBT INSTRUMENTS AND WARRANT LIABILITIES (Continued)

        If a change of control of the Company occurs, as defined, the holders may elect to require the Company to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A.

        For so long as any Warrant As remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less than $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A. As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note I below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right. During the fourth quarter of fiscal 2007, the Company paid approximately $1.4 million to redeem Warrant As representing 1,242,426 shares of common stock. During the quarter ended March 29, 2008, the Company paid approximately $0.4 million to redeem Warrant As representing 303,031 shares of common stock. (See table below for assumptions used in valuing the warrants redeemed). As of December 31, 2009, Warrant As to purchase 2,090,911 shares of common stock were outstanding.

  Warrant Bs

        The Warrant Bs entitled the holders thereof to purchase up to an aggregate of 3,636,368 shares of our common stock at a price of $1.68 per share for a period of 90 trading days beginning the later of six months from the date of such warrants and the date the SEC declares effective the Registration Statement.

        On July 17, 2007, the holders of the Warrant Bs exercised such warrants in full, acquiring 3,636,638 shares of common stock at $1.31 per share. The Company received proceeds of approximately $4.8 million. To entice the holders of the Warrant Bs to exercise such warrants the Company reduced the exercise price from $1.68 to $1.31 per share. As a result of reducing the exercise price the Company recorded a charge to operations in 2007 related to the warrant modification of approximately $0.9 million to change in fair value of the Convertible Notes and warrants on the accompanying statement of operations. Pursuant to the original terms of the Warrant Bs, upon exercise of the Warrant Bs, the warrant holders were entitled to receive additional warrants ("Warrant Cs") to purchase a number of shares of common stock equal to 50% of the number of shares of common stock purchased upon exercise of the Warrant Bs. As a result of the full exercise of the Warrant Bs, the holders received Warrant Cs to purchase 1,818,187 shares of common stock at an exercise price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants.

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

G. CONVERTIBLE DEBT INSTRUMENTS AND WARRANT LIABILITIES (Continued)

warrants are subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges.

        If a change of control of the Company occurs, as defined, the holders may elect to require the Company to purchase the Warrant Cs for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant C.

        For so long as any Warrant Cs remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant Cs for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant C. As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note I below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right. During the fourth quarter of fiscal 2007, the Company paid approximately $0.7 million to redeem Warrant Cs representing 621,215 shares of common stock. During the quarter ended March 29, 2008, the Company paid approximately $0.2 million to redeem Warrant Cs representing 151,516 shares of common stock. (See table below for assumptions used in valuing the warrants redeemed). As of December 31, 2009, Warrant Cs to purchase 1,045,456 shares of common stock were outstanding.

        If following the later of (i) the effective date of the Registration Statement and (ii) the six month anniversary of the issuance date, the volume weighted average price per share of the Company's common stock for any 20 consecutive trading days exceeds 200% of the exercise price, then, if certain conditions are satisfied, the Company may require the holders of the Warrant Cs to exercise up to 50% of the unexercised portions of such warrants. If following the 24 month anniversary of the issuance date, the volume weighted average price per share of the Company's common stock for any 20 consecutive trading days exceeds 300% of the exercise price, then, if certain equity conditions are satisfied, the Company may require the holders of the Warrant Cs to exercise all or any part of the unexercised portions of such warrants

        The table below summarizes Black-Scholes option pricing model range of assumptions that were used in valuing the warrants redeemed for both the Warrant As and Warrant Cs.

Assumptions:	Warrant As	Warrant Cs
Expected life	5.68 years to 5.69 years	6.67 years to 6.68 years
Expected volatility ranging from	83.0%	85.0%
Dividends	none	none
Risk-free interest rate	3.75% - 3.84%	3.85% - 3.93%

  Placement Agent Warrants

        First Albany Capital ("FAC") acted as placement agent in connection with the Private Placement. In addition to a cash transaction fee, FAC or its designees were entitled to receive five-year warrants to purchase 218,182 shares of the Company's common stock at an exercise price of $1.87 per share. These warrants will be callable after the second anniversary of the closing of the Private Placement if the 20-day volume weighted average price per share of the Company's common stock exceeds 175% of the

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

G. CONVERTIBLE DEBT INSTRUMENTS AND WARRANT LIABILITIES (Continued)

exercise price. At the direction of FAC, these Placement Agent warrants were issued to First Albany Companies Inc., the parent of FAC. As of December 31, 2009 and 2008, Placement Agent warrants to purchase 218,182 shares of common stock were outstanding, respectively.

Accounting for the Warrants

        Upon issuance, the Warrant As, Warrant Bs and Warrant Cs, along with the Placement Agent Warrants (together the "Warrants"), did not meet the requirements for equity classification, because such warrants (a) must be settled in registered shares, (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares and (c) there is a cash-out election using a Black-Scholes valuation under various circumstances. Therefore these Warrants are required to be accounted for as freestanding derivative instruments. Changes in fair value are recognized as either a gain or loss in the statement of operations under the caption "Change in fair value of notes and warrants."

        Upon issuance, the Company allocated $2.7 million of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $4.9 million and a charge to other expense of $2.2 million. As of December 31, 2009 and 2008, the remaining outstanding Warrants have been marked to fair value resulting in a derivative liability of $5.0 million and $2.4 million, respectively.

        The credit / (charge) to Change in fair value of notes and warrants, for the year ended December 31, 2009, 2008 and 2007 was ($2.6) million, $0.3 million and ($2.3) million, respectively, related to Warrant As, Bs and Cs and placement agent warrants. The Company recorded a charge to Change in Fair Value of notes and warrants related to its Series C Preferred Stock warrants of ($3.2) million for the year ended December 31, 2009.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

G. CONVERTIBLE DEBT INSTRUMENTS AND WARRANT LIABILITIES (Continued)

        A summary of the changes in the fair value of the Convertible Notes and the Warrant Liabilities:

	Fair Value of Notes	Fair Value of Warrant Liabilities	Total
Balance December 31, 2006	$12,740,482	$2,920,553	$15,661,035
Amortization of debt discount	2,115,442	—	2,115,442
Fair value adjustment(4)	(1,044,185)	(1,451,903)	(2,496,088)
Redemptions:
—Cash(2)	(8,057,852)	—	(8,057,852)
—Cash paid related to pre-payment premium of 20%(2)	(1,419,440)	—	(1,419,440)
—Stock(1)	(3,809,447)	—	(3,809,447)
Note holder conversion @ $1.65 per share	(525,000)	—	(525,000)
Modification charge of Warrant Bs(4)	—	872,728	872,728
Exercise of Warrant Bs and reclassification to equity	—	(872,728)	(872,728)
Charge related to the initial issuance of Warrant Cs(4)	—	1,775,666	1,775,666
Change in fair value of redeemed Warrant As and Cs at redemption(3)(4)	—	2,099,958	2,099,958
Warrant Redemptions:
—Cash Paid for Warrant A redemption(3)	—	(1,363,622)	(1,363,622)
—Cash paid for Warrant C redemption(3)	—	(736,336)	(736,336)

Balance at December 31, 2007	$—	$3,244,316	$3,244,316

Fair value adjustment(4)	—	(836,878)	(836,878)
Change in fair value of redeemed Warrant As and Cs at redemption(3)(4)	—	572,250	572,250
Warrant Redemptions:
—Cash Paid for Warrant A redemption(3)	—	(387,591)	(387,591)
—Cash paid for Warrant C redemption(3)	—	(184,659)	(184,659)

Balance at December 31, 2008	$—	$2,407,438	$2,407,438

Change in accounting principle(5)		22,041,541	22,041,541
Fair value adjustment(4)		2,569,336	2,569,336
Series C Preferred Stock Warrant fair value adjustment(4)		3,152,244	3,152,244
Reclassification of Series C Preferred Stock Warrants to equity(6)		(25,193,785)	(25,193,785)

Balance at December 31, 2009	$—	$4,976,774	$4,976,774

(1)
Includes a fair value adjustment of $365,217.

(2)
The Company redeemed the Convertible Notes in full on November 7, 2007. Pursuant to the terms of the Convertible Notes, the Company was required to pay a premium of 20% of the then outstanding balance of the Convertible Notes.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

G. CONVERTIBLE DEBT INSTRUMENTS AND WARRANT LIABILITIES (Continued)

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

(5)
19,799,022 of the Company's issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. As such, effective January 1, 2009 the Company reclassified the fair value of these common stock purchase warrants, which have exercised price reset features, from equity to liability status as if these warrants were treated as derivative liability since their date of issuance.

(6)
On July 3, 2009, the Company modified certain provisions contained within the common stock purchase warrants issued in connection with the Series C Preferred Stock financing. See Note C. Significant Accounting Policies and Basis of Consolidation—Warrant Liabilities for a description of the modifications. As a result of these modifications 19,799,022 of the Company's issued and outstanding common stock purchase warrants, previously treated as a derivative liability on January 1, 2009 will now be treated as equity pursuant to the derivative treatment exemptions afforded the Company. In addition, as a result of this modification, the Company will no longer be required to mark these warrants to their fair value each quarter.

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

G. CONVERTIBLE DEBT INSTRUMENTS AND WARRANT LIABILITIES (Continued)

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

Input	July 19, 2006	Dec. 31, 2006	March 31, 2007	June 30, 2007	Sept. 29. 2007	Nov. 7, 2007(1)
Quoted Stock Price	$1.68	$1.14	$1.30	$1.22	$1.14	$1.44
Conversion Price	$1.65	$1.65	$1.65	$1.65	$1.65	$1.65
Time to Maturity (in years)	5.00	4.55	4.30	4.05	3.80	3.70
Stock Volatility	90%	90%	84%	82%	70%	70%
Risk-Free Rate	5.02%	4.71%	4.54%	4.91%	4.11%	3.71%
Dividend Rate	0%	0%	0%	0%	0%	0%

(1)
The Convertible Notes were paid off in full on November 7, 2007.
  •
  A binomial lattice model was utilized to estimate the fair value of Warrant As and Warrant Cs on the dates in the corresponding table below, as well as the fair value of the Placement Agent

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

G. CONVERTIBLE DEBT INSTRUMENTS AND WARRANT LIABILITIES (Continued)

    Warrants on the dates in the corresponding table below. The binomial model considers the key features of the Warrants, and is subject to the significant assumptions discussed below. First, a discrete simulation of the Company's stock price was conducted at each node and throughout the expected life of the instrument. Second, an analysis of the higher of a holding position (i.e., fair value of a future node value discounted using an applicable discount rate) or exercise position was conducted relative to each node, which considers the non-exercise period, until a final fair value of the instrument is concluded at the node representing the valuation date. This model requires the following key inputs with respect to the Company and/or instrument:

	Warrant As
Input	Dec. 31, 2007	Mar. 29, 2008	June 28, 2008	Sept. 27, 2008	Dec. 31, 2008	Apr. 4, 2009	Jul. 4 2009	Oct. 3 2009	Dec. 31, 2009
Quoted Stock Price	$1.650	$1.84	$3.01	$2.10	$1.55	$1.88	$1.80	$2.01	$2.82
Exercise Price	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	5.60	5.30	5.10	4.80	4.60	4.30	4.00	3.80	3.60
Stock Volatility	83%	80%	80%	72%	73%	75%	75%	75%	75%
Risk-Free Rate	3.53%	2.57%	3.37%	2.96%	1.44%	1.69%	1.98%	1.72%	2.00%
Dividend Rate	0%	0%	0%	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

	Warrant Cs(1)
Input	Dec. 31, 2007	Mar. 29, 2008	June 28, 2008	Sept. 27, 2008	Dec. 31, 2008	Apr. 4, 2009	Jul. 4 2009	Oct 3 2009	Dec. 31, 2009
Quoted Stock Price	$1.650	$1.84	$3.01	$2.10	$1.55	$1.88	$1.80	$2.01	$2.82
Exercise Price	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	6.5	6.3	6.1	5.8	5.50	5.30	5.0	4.8	4.50
Stock Volatility	85%	85%	85%	80%	80%	75%	75%	75%	75%
Risk-Free Rate	3.64%	2.77%	3.50%	3.19%	1.63%	1.97%	2.43%	2.14%	2.44%
Dividend Rate	0%	0%	0%	0%	0%	0%	0%	0%	0%
Non-Exercise Period	Until 1/17/08	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

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

DECEMBER 31, 2009, 2008 AND 2007

G. CONVERTIBLE DEBT INSTRUMENTS AND WARRANT LIABILITIES (Continued)

    to the valuation date and all required inputs were fixed. This model requires the following key inputs with respect to the Company and/or instrument:

Input	Dec. 31, 2007	March 29, 2008	June 28, 2008	Sept. 27, 2008	Dec. 31, 2008	Apr. 4, 2009	Jul. 4 2009	Oct. 3 2009	Dec. 31, 2009
Quoted Stock Price	$1.65	$1.84	$3.01	$2.10	$1.55	$1.88	$1.80	$2.01	$2.82
Exercise Price	$1.87	$1.87	$1.87	$1.87	$1.87	$1.87	$1.87	$1.87	$1.87
Time to Maturity (in years)	3.55	3.31	3.06	2.81	2.55	2.29	2.04	1.79	1.55
Stock Volatility	70%	70%	75%	75%	80%	75%	85%	80%	75%
Risk-Free Rate	3.175%	1.91%	2.93%	2.33%	0.89%	1.08%	1.00%	0.77%	0.84%
Dividend Rate	0%	0%	0%	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

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

  •
  The quoted market price of the Company's stock was utilized in the valuations because the derivative guidance requires the use of quoted market prices without considerations of blockage discounts. Because the stock is thinly traded, the quoted market price may not reflect the market value of a large block of stock; and

  •
  The quoted market price of the Company's stock as of measurement dates and expected future stock prices were assumed to reflect the effect of dilution upon conversion of the instruments to shares of common stock.

H. LINE OF CREDIT

        On February 26, 2008, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank"). Under the terms of the Loan Agreement, the Bank agreed to provide the Company with a credit line up to $10.0 million. The Company's obligations under the Loan Agreement are secured by substantially all of the assets of the Company and advances under the Loan Agreement are limited to 80% of eligible receivables and the lesser of 25% of the value of the Company's eligible inventory, as defined, or $1.0 million. Interest on outstanding borrowings accrues at a rate per annum equal to the Prime Rate plus one percent (1.0%) per annum, as defined, or the LIBOR Rate plus three and three quarter percent (3.75%) per annum. The Loan Agreement contains certain financial covenants relating to tangible net worth, as defined, which the Company must satisfy in order to borrow under the agreement. In addition, the Company agreed to

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

H. LINE OF CREDIT (Continued)

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

        As of December 31, 2009 and 2008, the Company had $3.0 million outstanding under the Loan Agreement and the Bank's prime rate was 4% and 5%, respectively. The rate used was the Bank's prime rate of 4% and 5% plus 1% or (5% and 6% at December 31, 2009 and 2008, respectively).

        The Company has certain financial covenants under the Loan Agreement. At December 31, 2009, the Company's most restrictive covenant under the line of credit was a tangible net worth covenant, as defined, which was set at approximately $15.0 million. At December 31, 2009, the Company's tangible net worth, as defined, was approximately $14.5 million, which was less than the covenant requirement; the Company has obtained a waiver from the Bank related to this. The Company also has a liquidity covenant, as defined, which was set at approximately $4.0 million. As of December 31, 2009, the Company's liquidity, as defined, was approximately $18.7 million, which exceeded the covenant requirement. As of December 31, 2009, the Company had availability of $5.4 million under the line of credit.

        On February 18, 2010, the Company entered into the Fourth Loan Modification Agreement with the Bank. The Fourth Loan Modification modified the term of the Loan Agreement to expire on March 19, 2010.

        On March 10, 2010, the Company entered into the Fifth Loan Modification Agreement with the Bank. The Fifth Loan Modification Agreement amended certain provisions of the Loan Agreement. Among other modifications and amendments, (i) the term of the Loan Agreement has been extended to October 18, 2011, (ii) the Company's tangible net worth covenant, as defined, has been set at approximately $7.5 million and (iii) the Company's liquidity covenant, as defined, has been set at approximately $4.0 million. In addition to the above, pursuant to the terms of the Fifth Loan Modification Agreement, the Bank provided the Company two additional tranches of term debt each in a maximum principal amount of $1,000,000, which, if drawn down, would reduce availability under the revolving credit line. The Company paid a modification fee of $37,500 in connection with the Fifth Loan Modification Agreement.

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK

Series B Convertible Preferred Stock.

        On October 31, 2003, the Company completed a $7.7 million equity transaction involving the issuance of 1,535 shares of its Series B Convertible Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"), and warrants to purchase up to 1,228,000 shares of the Company's common stock, to accredited investors (the "October 2003 Financing Transaction"). In connection with the October 2003 Financing Transaction, the Company issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock is convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

$2.50. As of December 31, 2009, 2008, and 2007 the conversion price for the Series B Preferred Stock was $1.49, $1.55 and $1.55, respectively. During 2009, 215 shares of Series B Preferred Stock were converted by their holders resulting in the Company issuing 719,528 shares of common stock. During 2008, 50 shares of Series B Preferred Stock were converted by their holder resulting in the Company issuing 161,290 shares of common stock. During 2007, 5 shares of Series B Preferred Stock were converted by their holder resulting in the Company issuing 13,020 shares of common stock. As of December 31, 2009, 2008, and 2007, 75, 290, and 340 shares of Series B Preferred Stock were outstanding, respectively. As of December 31, 2009, 2008, and 2007, the liquidation preference of the remaining 75, 290, and 340 shares of Series B Preferred Stock was $375,000, $1,450,000, and $1,700,000 respectively, and these were convertible into 251,678, 935,484, and 1,096,774 shares of common stock, respectively.

        As a result of the issuance of shares of approximately 17.9 million shares of common stock during the year ended December 31, 2009, the Company adjusted the conversion price on the Series B Preferred Stock to $1.49 from $1.55 at December 31, 2008 and recorded a charge of $55,369.

Dividends on Series B Preferred Stock

        The shares of Series B Preferred Stock initially bore a cumulative dividend at a rate of 6% per annum; pursuant to its terms, this was increased to a rate of rate of 8% per annum on October 1, 2005. Dividends on the Series B Preferred Stock are payable semi-annually and, except in certain limited circumstances, may be paid by the Company, at its option, either through the issuance of shares of common stock or in cash. If the Company elects to pay the dividend in shares of common stock, the Company will issue a number of shares of common stock equal to the quotient of the dividend payment divided by the greater of 80% of the average closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the date the dividend is required to be paid, and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 and $1.55 (as of December 31, 2009 and 2008, respectively). The Company has paid all dividends in shares of common stock, in lieu of cash dividends. The table below details out the number of shares and the amount charged to interest expense during the respective periods:

Period	Shares Issued	$ Value of Dividend
Year ended December 31, 2007	70,045	$137,856
Year ended December 31, 2008	86,241	$133,666
Year ended December 31, 2009	56,462	$86,370

        As part of the October 2003 Financing Transaction, the Company also issued warrants to purchase up to 1,228,000 shares of its common stock (See Note N). These warrants were exercisable for a five-year term and had an initial exercise price of $3.32 per share, which represented 110% of the average closing price of the common stock for the five trading days preceding October 31, 2003. The exercise price had been adjusted due to anti-dilution provisions to $2.93 per share. These warrants were immediately exercisable and would expire on October 31, 2008. During 2008, warrants to purchase an aggregate of 1,116,000 shares of common stock, expired unexercised.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

        Burnham Hill Partners, LLC, a division of Pali Capital, Inc. ("BHP"), served as placement agent for this transaction. As part of its commission BHP, or its assigns, received warrants, with an exercise price of $0.01 per share, to purchase an aggregate of 150,430 shares of common stock. These warrants were immediately exercisable and would expire on October 31, 2008. The Company valued these warrants at $435,166, using the Black-Scholes option-pricing model and has treated this as a transaction cost. Warrants to purchase an aggregate of 5,182 shares of common stock, expired unexercised during 2008.

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

Optional Conversion of Series B Preferred Stock

        The Series B Preferred Stock is convertible into common stock at any time at the option of the holder. Each outstanding share of Series B Preferred Stock is convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 and $1.55 (as of December 31, 2009 and 2008, respectively). The Series B Preferred Stock has anti-dilution protections which adjust the conversion price, in the event of the issuance of shares of common stock at a price less than the conversion price then in effect. If the Company issues equity securities for a per share price less than the conversion price of the Series B Preferred Stock, which was initially $2.50, the conversion price will be adjusted downwards using a weighted average calculation.

Mandatory Conversion of Series B Preferred Stock

        If certain conditions described below are met, each share of Series B Preferred Stock will be automatically converted into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 and $1.55 (as of December 31, 2009 and 2008, respectively). Mandatory conversion may only occur if the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market exceeds $5.00 (as adjusted for stock splits, stock dividends, combinations and similar transactions) for 20 consecutive trading days and either the registration statement governing the underlying shares of common stock is effective or the shares of common stock issuable upon conversion of the Series B Preferred Stock can be sold without restriction pursuant to Rule 144 of the Securities Act of 1933. The mandatory conversion date will be extended for so long as the following events have occurred and are continuing:

  •
  the effectiveness of the registration statement covering the resale of the shares of common stock issuable upon the conversion of the Series B Preferred Stock lapses for 20 consecutive trading

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

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

Failure to Convert

        If for any reason upon an optional or mandatory conversion the Company cannot issue shares of common stock which have been registered for resale pursuant to an effective registration statement, then the Company will be obligated to issue as many shares of common stock as its is able to issue. If the Company does not have enough shares of common stock to cover the conversion of all outstanding shares of Series B Preferred Stock, then with respect to the unconverted shares of Series B Preferred Stock (other than unconverted Series B Preferred Stock resulting from the restrictions described above under "Conversion Restrictions"), the holder will have the right to (i) void its conversion notice, (ii) require the Company to redeem the unconverted shares of Series B Preferred Stock at a price per share equal to $6,250 plus liquidated damages and any accrued but unpaid dividends or (iii) require the Company to issue shares of common stock that have not been registered pursuant to the Securities Act. If the holder elects redemption, the Company may pay the redemption price either in cash or in shares

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49, $1.55 and $1.55 (as of December 31, 2009, 2008, and 2007 respectively).

Redemption of Series B Preferred Stock

        The holders of Series B Preferred Stock are entitled to redeem their shares of Series B Preferred Stock immediately prior to the consolidation, merger or business combination of the Company with another entity (other than pursuant to a migratory merger effected solely for the purpose of changing the jurisdiction of incorporation of the Company or a consolidation, merger or other business combination in which holders of the Company's voting power immediately prior to the transaction continue after the transaction to hold, directly or indirectly, the voting power of the surviving entity or entities necessary to elect a majority of the members of the board of directors (or their equivalent if other than a corporation) of such entity or entities), the sale or transfer of more than 50% of the Company's assets (other than inventory in the ordinary course of business) or the closing of a purchase, tender or exchange offer made to the holders of more than 50% of the outstanding common stock. In such an event, the redemption price per share will equal $6,250 plus any accrued but unpaid dividends and liquidated damages. The Company may pay the redemption price in either cash or shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49, $1.55 and $1.55 (as of December 31, 2009, 2008, and 2007 respectively).

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

        With respect to the events set forth in the first three bullet points above, the redemption price per share will equal $6,000 plus liquidated damages and any accrued but unpaid dividends. With respect to the event described in the fourth bullet point above, the redemption price per share will be the greater of (i) $6,000 plus liquidated damages and any accrued but unpaid dividends and (ii) the product of the number of shares of common stock issuable upon the relevant shares of Series B Preferred Stock multiplied by the highest closing price for the common stock during the period beginning on the date of first occurrence of the event and ending one day prior to the date of payment of the redemption price. If the effectiveness of the registration statement lapses, listing is suspended or the holders receive a notice that the Company will not or cannot comply with a conversion notice, the Company may choose to pay the redemption price in shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49, $1.55 and $1.55 (as of December 31, 2009, 2008, and 2007 respectively).

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

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

        This private placement occurred in two closings. The first closing occurred on November 8, 2007. At the first closing, the Company issued 10,000 shares of Series C Preferred Stock at $1,000 per share for an aggregate gross purchase price of $10.0 million. These shares, not including accumulated dividends, are currently convertible into 9,615,384 shares of common stock. The Company also issued warrants to purchase an aggregate of 15,262,072 shares of common stock. These warrants are exercisable for a seven-year term and had an initial exercise price of $1.44 per share and were not exercisable until May 8, 2008. As a result of stockholder approval of the second closing and related matters on December 20, 2007, as described below, the exercise price of these warrants was reduced to $1.25 per share. The Company considered this a cancellation and reissuance of new warrants and accounted for the change in the fair value of the warrants in the allocation of net proceeds associated with the second closing and treated it as a deemed dividend to the Series C Preferred Stock holders. (See Accounting for the Series C Preferred Stock below).

        At the second closing, which occurred on December 20, 2007, following stockholder approval, the Company issued 15,000 shares of Series C Preferred Stock for an aggregate gross purchase price of $15.0 million, of which $10.0 million was paid through the cancellation of the promissory notes previously issued to the Investors on November 7, 2007. These shares, not including accumulated dividends, are currently convertible into 14,423,076 shares of common stock. At this closing, the Company also issued warrants to purchase an aggregate of 4,449,467 shares of common stock at an exercise price of $1.25 per share. These warrants are exercisable for a seven-year term and are exercisable immediately.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

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

        During the year ended December 31, 2009, existing warrants to purchase 956,060 shares of common stock were exercised resulting in the Company issuing 132,589 shares of common stock (all warrants exercised in 2009 were exercised on a "cashless" basis resulting in fewer shares being issued). As a result of these exercises the Company issued to the Investors warrants to purchase 66,295 shares of common stock at an exercise price of $1.66 per share. Of the remaining outstanding warrants, 17,911 expire in October 3, 2016 and 48,384 of these warrants expire in December 31, 2016. On October 3, 2009 and December 31, 2009, the dates of issuance, the Company valued these warrants using a Black-Scholes option pricing model with the assumptions detailed below. After valuing these warrants the Company allocated the calculated value to the relative fair value of each tranche of preferred stock. As a result, the Company recorded the allocated value of the warrant and the beneficial conversion feature of $164,000 ($34,000 and $130,000) in the aggregate to the second closing of the Series C Preferred Stock. The Company recorded a deemed dividend on the Series C Preferred Stock of $17,000 and $65,000 related to the beneficial conversion feature. See Accounting for the Series C Preferred Stock below.

        During the year ended December 31, 2008, existing warrants to purchase 271,151 shares of common stock were exercised resulting in the Company issuing 174,857 shares of common stock (some warrants were exercised on a "cashless" basis resulting in fewer shares being issued). As a result of these exercises the Company issued to the Investors warrants to purchase 87,484 shares of common stock at an exercise price of $1.66 per share. Of the remaining outstanding warrants, 77,379 of these warrants expire on June 28, 2015 and 10,105 of these warrants expire on September 27, 2015. On June 28, 2008 and September 27, 2008, the dates of issuance, the Company valued these warrants using a Black-Scholes option pricing model with the assumptions detailed below. After valuing these warrants the Company allocated the calculated value to the relative fair value of each tranche of preferred stock. As a result, the Company recorded the allocated value of the warrant and the beneficial conversion feature of $252,000 ($232,000 and $20,000) in the aggregate to the second closing of the Series C Preferred Stock. The Company recorded a deemed dividend on the Series C Preferred Stock of

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

$116,000 and $10,000 related to the beneficial conversion feature. See Accounting for the Series C Preferred Stock below.

Input	June 28, 2008	September 27, 2008	October 3, 2009	December 31, 2009
Quoted Stock Price	$3.01	$2.10	$2.01	$2.82
Exercise Price	$1.66	$1.66	$1.66	$1.66
Time to Maturity (in years)	7.00	7.00	7.00	7.00
Stock Volatility	84.65%	85.44%	82.66%	81.55%
Risk-Free Rate	3.5%	3.18%	2.50%	2.00%
Dividend Rate	0%	0%	0%	0%

        As of December 31, 2009, if all of the remaining existing warrants are exercised, the Company would need to issue warrants to purchase an additional 2,247,924 shares of common stock to the Investors.

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

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

DECEMBER 31, 2009, 2008 AND 2007

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

DECEMBER 31, 2009, 2008 AND 2007

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

Accounting for the Series C Preferred Stock

        Initially, based on the accounting guidance available at the closing of the Series C Preferred Stock transaction (see "Note G. Convertible Debt Instruments and Warrant Liabilities"), the Company accounted for the transaction by allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series C Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities as follows:

Security	Face Value	Fair Value	Allocation of Proceeds, Net of Transaction Costs	Beneficial Conversion Feature	Initial Carrying Value
Redeemable convertible Series C Preferred Stock	$25,000,000	$18,193,950	$12,991,097	$11,762,887	$1,228,210
Warrants	—	$18,352,179	$10,092,623	—	—

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

        The Company classifies the Series C Preferred Stock as temporary equity.

        The re-pricing of the exercise price of the Tranche I warrants from $1.44 to $1.25, as described above, was treated as a cancellation of the original warrants issued on November 8, 2007 and a re-issuance of new warrants on December 20, 2007. The difference in fair value of the warrant was included in the allocation of net proceeds associated with the second closing of the Series C Preferred Stock on December 20, 2007. The Company treated this as a deemed dividend on the Series C Preferred Stock. The Company recorded a discount, including the re-pricing and beneficial conversion feature of $11,762,887 and recorded a deemed dividend of $11,947,881 to the holders of the Series C Preferred Stock, which included the initial allocation of the discount of $11,762,887 and $184,994 related to the accretion of the Series C Preferred Stock to its redemption value through the date that holders of the Series C Preferred Stock may first exercise their redemption right. The Company is using the effective interest method to accrete the carrying value of the Series C Preferred Stock through the earliest possible redemption date (November 8, 2011), at which time the value of the Series C Preferred Stock would be $30.0 million or 120% of its face value and dividends.

        The components of the carrying value of the Series C Preferred Stock from inception on November 8, 2007, through the years ended December 31, 2007, December 31, 2008 and December 31, 2009, are as follows:

Total
Initial carrying value November 8, 2007	$1,228,210
Deemed dividend through December 31, 2007	11,762,887
Accretion of original carry value to redemption value through December 31, 2007	184,994

Total	$13,176,091
Dividend through December 31, 2007	100,000

Balance at December 31, 2007	$13,276,091
Accretion of original carry value to redemption value	2,848,502
Dividend(1)	1,250,000
Additional discount from issuance of warrants and beneficial conversion feature	(126,000)

Balance at December 31, 2008	$17,248,593
Accretion of original carry value to redemption value for the year ended December 31, 2009	3,694,550
Dividend(1)	1,396,280
Additional discount from issuance of warrants and beneficial conversion feature	(82,000)

Balance at December 31, 2009	$22,257,423

(1)
The Company elected to add the dividend to the liquidation preference of the Series C Preferred Stock and it was recorded as a dividend to the holders of the Series C Preferred Stock.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

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

        The Company currently designates these warrants as equity instruments; see "Warrant Liabilities" in Note C.

J. PRODUCT WARRANTIES

        In its Renewable Energy Solutions division the Company provides a warranty to its customers for most of its products sold. In general the Company's warranties are for one year after the sale of the product and five years for photovoltaic inverter product sales. The Company reviews its warranty liability quarterly. The Company's estimate for product warranties is based on an analysis of actual expenses by specific product line and estimated future costs related to warranty. Factors taken into consideration when evaluating the Company's warranty reserve are (i) historical claims for each product, (ii) the development stage of the product, (iii) volume increases, (iv) life of warranty and (v) other factors. To the extent actual experience differs from the Company's estimate, the provision for product warranties will be adjusted in future periods. Such differences may be significant.

        The following is a summary of the Company's accrued warranty activity for the following periods:

	Year Ended December 31,
	2009	2008	2007
Balance at beginning of year	$1,982,087	$1,901,757	$322,009
Provision	1,204,690	2,340,594	1,746,231
Usage	(1,317,198)	(2,260,264)	(166,483)

Balance at end of year	$1,869,579	$1,982,087	$1,901,757

        The warranty reserve is included in other accrued expenses on the accompanying balance sheet.

K. COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company leases its facilities under various operating leases that expire through October 2016.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

K. COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum annual rentals under lease agreements at December 31, 2009 are as follows:

Fiscal Year
2010	$1,246,183
2011	907,089
2012	386,949
2013	243,525
2014	251,643
thereafter	411,287

Total	$3,446,676

        Total rental expense including operating expenses and real estate taxes for operating leases from continuing operations amounted to $1.1 million, $1.1 million and $0.9 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

        Certain of the facility leases contain escalation clauses, and rental expense has been recognized on a straight-line basis over the remaining lease term. At December 31, 2009 and 2008 deferred rent expense amounted to approximately $0.1 million and $0.1 million, respectively.

Letters of Credit

        The Company utilizes a standby letter of credit to satisfy a security deposit requirement and in some instances to satisfy warranty commitments. Outstanding standby letters of credit as of December 31, 2009 and 2008 were $34,000, respectively. The Company is required to pledge cash as collateral on these outstanding letters of credit. As of December 31, 2009 and 2008, the cash pledged as collateral for these letters of credit was $34,000, respectively, and is included in restricted cash and cash equivalents on the balance sheet.

Employment Agreements

        As of December 31, 2008 the Company had either terminated or given notice to certain employees that had employment agreements with the Company that provided for severance payments and accelerated vesting of options upon termination of employment. As a result, the Company charged approximately $0.5 million to restructuring during the year ended December 31, 2008. Approximately $0.3 million related to the employment contract of the former chief executive officer which represents amounts due subsequent to March 1, 2009. The former chief executive officer provided services to the Company until March 1, 2009.

        The Company's employment arrangement with its current Chief Executive Officer provides that if his employment is terminated by the Company without cause or is constructively terminated within one year following a "change of control" transaction, his salary and medical benefits will be continued for one year thereafter subject to his execution of a release agreement with the Company.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

K. COMMITMENTS AND CONTINGENCIES (Continued)

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

	Matching Contribution $'s	Shares of Common Stock Issued	Value of Common Stock Issued $'s
Year ended December 31, 2008	$541,680	279,831	$578,232
Year ended December 31, 2007	$559,144	474,379	$567,161

        The value of the common stock issued as matching contributions was based on the closing price of the Company's common stock on the Nasdaq Stock Market for the last day of the fiscal quarter in which the contributions were earned. Shares of common stock were transferred the first practical day following the end of the quarter in which the shares were earned. As of January 1, 2009, the Company has elected to cease the matching in shares of its common stock. During January 2009, the Company issued 69,650 shares of common stock related to the final distribution to its employees. The Company will provide for a 3% match to be paid in cash to all eligible participants on a quarterly basis. For the years ended December 31, 2009, 2008, and 2007, the Company incurred $304,867, $541,680, and $559,144, respectively, in 401k matching contribution expense.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

M. INCOME TAXES

        The provision for income taxes consists of the following:

	Year Ended December 31,
	2009	2008	2007
Loss before income taxes:
Continuing Operations:
United States	$(28,098,354)	$(9,379,900)	$(10,972,589)
Foreign	(1,864,704)	(2,229,636)	(5,992,916)

	$(29,963,058)	$(11,609,536)	$(16,965,505)
Discontinued Operations:
United States	$91,677	$(1,595,284)	$(800,272)
Foreign	—	—	—

	$91,677	$(1,595,284)	$(800,272)
Deferred income tax benefit / (provision)
Federal	$8,199,910	$(1,557,838)	$(471,823)
Foreign	(273,604)	(486,986)	5,536,261
State	589,512	(954,656)	(511,877)

	$8,515,818	$(2,999,480)	$4,552,561

Change in valuation allowance for deferred tax assets	$(8,515,818)	$2,999,480	$(4,552,561)

Income tax expense, net, reported in the accompanying statement of operations	$—	$—	$—

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2009 and 2008, the components of the net deferred tax assets/ (liabilities) are as follows:

	Year Ended December 31,
	2009	2008
Federal net operating loss carryforwards	$45,996,750	$38,488,382
Foreign net operating loss carryforwards	4,775,671	5,049,275
State net operating loss carryforwards, net of federal benefit	4,138,788	3,692,348
Tax credits	957,551	1,120,696
Depreciation and amortization	440,348	14,564
Other	1,129,454	557,479

Total	$57,438,562	$48,922,744
Valuation allowance	(57,438,562)	(48,922,744)

Net deferred income taxes	$—	$—

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

M. INCOME TAXES (Continued)

        As of December 31, 2009, the Company had U.S. federal and state net operating loss carry forwards of approximately $135.0 million and $68.0 million, respectively, which may be available to offset future federal and state income tax liabilities. The federal net operating loss carryforwards expire at various dates beginning in 2010 through 2030 and the state net operating loss carryforwards expire beginning in 2010 through 2030. The Company has foreign net operating loss carryforwards of approximately $14.0 million, which expire beginning in 2010 through 2020. The Company has federal and state tax credits of approximately $0.7 million and $0.2 million, respectively. The federal research and development credits begin to expire in 2010, and the state credits begin to expire in 2019.

        Management has evaluated the positive and negative evidence bearing upon the realizability of the Company's deferred tax assets. Management has determined that it is more likely than not that the Company will not realize the benefits of federal deferred tax assets, and as a result, a full valuation allowance has been established.

        At December 31, 2009, $275,000 of federal and state net operating loss carryforwards relate to deductions for stock option compensation for which the associated tax benefit will be credited to additional paid-in capital when realized. This amount is tracked separately and not included in the Company's deferred tax assets. Of the changes in the valuation allowance described above for the period ended December 31, 2009, an immaterial amount relates to tax return deductions attributable to the exercise of non-qualifying stock options or disqualifying dispositions of incentive stock options, and are not benefited through income.

        The tax years 1994 through 2009 remain open to examination by major taxing jurisdictions to which we are subject, which are primarily in the United States, as carry forward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they are or will be used in a future period. We are currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. We did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying financial statements. We would record any such interest and penalties as a component of interest expense. We do not expect any material changes to the unrecognized benefits within 12 months of the reporting date. The Company had not recorded any adjustments upon adoption of Uncertainty in Income Taxes (as Amended) and no amount has been reflected in the Company's financial statements related to uncertainty in income taxes.

        Under the Internal Revenue Code, certain substantial changes in the Company's ownership may result in an annual limitation on the amount of net operating loss and tax credit carryforwards, which may be utilized in future periods.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

M. INCOME TAXES (Continued)

        The provision for income taxes differs from the federal statutory rate due to the following:

	Year Ended December 31,
	2009	2008	2007
Federal and foreign tax at statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	1.3%	6.5%	6.7%
Expired net operating loss carryforwards	—%	(54.2)%	—%
Permanent items	(7.6)%	(7.6)%	(13.7)%
Other	1.1%	(1.4)%	(1.1)%
Change in valuation allowance	(28.8)%	22.7%	(25.9)%

Effective tax rate	—%	—%	—%

N. STOCKHOLDERS' EQUITY

        As of December 31, 2009, the Company has reserved 35,790,786 shares of common stock for issuance upon exercise of stock options and warrants and 9,386,947 shares for future issuances under its stock plans. The Company has also reserved 251,678 shares of common stock for issuance upon conversion of the outstanding Series B Preferred Stock, which can be converted at any time and 26,538,462 shares of common stock for the issuance upon conversion of the outstanding Series C Preferred Stock and dividends, which can be converted at any time. As of December 31, 2009, holders of warrants to purchase an aggregate of 24,841,165 shares of the Company's common stock may exercise. As of December 31, 2009 there are 10,949,620 options to purchase common stock outstanding.

Stock Option Plans

        Under the Company's 2000, 2002 and 2005 Stock Option Plans (collectively, the "Plans"), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase shares of the Company's common stock. At December 31, 2009, 9,386,947 stock options are available for future grants under the Plans.

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

N. STOCKHOLDERS' EQUITY (Continued)

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

        The following table summarizes activity of the Company's stock plans since December 31, 2007:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,210,374	$3.25	6.71	$701,797
Grants	6,739,520	$2.03
Exercises	(891,168)	$1.66
Cancellations	(910,730)	$5.35

Outstanding at December 31, 2008	10,147,996	$2.39	8.09	$382,951
Grants	1,657,000	$1.49
Exercises	(126,250)	$1.59
Cancellations	(729,126)	$4.27

Outstanding at December 31, 2009	10,949,620	$2.14	7.66	$10,096,729

Exercisable at December 31, 2009	5,322,244	$2.44	6.67	$4,631,057

Exercisable at December 31, 2008	3,294,976	$3.22

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

N. STOCKHOLDERS' EQUITY (Continued)

        Information related to stock options outstanding as of December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price
$0.41 to $1.39	1,631,200	7.62	$1.15	799,950	$1.15
$1.41 to $1.89	1,528,750	7.74	1.62	772,250	1.56
$1.90 to $1.90	4,857,520	8.32	1.90	1,828,508	1.90
$1.91 to $2.46	1,686,150	7.33	2.25	921,473	2.17
$2.50 to $12.61	1,138,500	6.02	3.64	892,563	3.94
$17.56 to $17.56	100,000	0.28	17.56	100,000	17.56
$17.75	7,500	0.86	17.75	7,500	17.75

$0.41 to $17.75	10,949,620	7.66	$2.14	5,322,244	$2.44

        As of December 31, 2009, there was approximately $6.7 million of total unrecognized costs related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of approximately 1.8 years, with approximately $2.7 million, $2.6 million, $1.2 million and $0.1 million being recognized in 2010, 2011, 2012 and 2013, respectively. Options to purchase 126,250 shares were exercised during the year ended December 31, 2009; these options had an intrinsic value of approximately $0.3 million on their date of exercise. Options to purchase 891,168 shares were exercised during the year ended December 31, 2008; these options had an intrinsic value of approximately $0.5 million on their date of exercise.

        During 2000, the Company granted 216,000 non-qualified stock options to employees at an exercise price of $17.56 per share outside of the Board approved Plans. As of December 31, 2009 and 2008, there were 21,000 options outstanding, respectively, which are included in the above table.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

N. STOCKHOLDERS' EQUITY (Continued)

Warrants

        The table below summarizes the Company's warrants currently outstanding as of December 31, 2009 and activity from December 31, 2008:

		Beginning of Year Number of Shares of Common Stock Underlying Warrant						Remaining Shares of Common Stock underlying the warrant
					2009 Activity
Date of Warrant Issuance	Holder of Warrant		Exercise Price $		Warrant Issued	Warrants Exercised or Redeemed	Warrants Expired		Term (Years)
December 22, 2004	December 2004 Financing Investors(4)	804,546	$2.00			(804,546)		—	5
May 31, 2005	Silicon Valley Bank(4)	151,515	$1.39			(151,515)		—	10
August 12, 2005	August 2005 Financing Investors	1,047,777	$1.99					1,047,777	5
August 12, 2005	Ardour Capital Investment, LLC	93,523	$1.84					93,523	5
July 19, 2006	Warrant A, July 2006 Private Placement(7)	2,090,911	$1.82					2,090,911	7
July 19, 2006	First Albany Warrants	218,182	$1.87					218,182	5
July 17, 2007	Warrant C, July 2006 Private Placement(7)	1,045,456	$1.82					1,045,456	7
November 8, 2007	Series C Preferred Warrants(2)	15,262,072	$1.25	(1)				15,262,072	7
December 20, 2007	Series C Preferred Warrants	4,449,467	$1.25					4,449,467	7
April 7, 2008	International Master Technologies(3)	100,000	$1.84					100,000	5
June 28, 2008	Series C Preferred Warrant	77,378	$1.66					77,378	7
September 27, 2008	Series C Preferred Warrant	10,105	$1.66					10,105	7
July 3, 2009	Series C Preferred Warrant(6)		$1.80		380,000			380,000	7
October 3, 2009	Series C Preferred Warrant(5)		$1.66		17,910			17,910	7
December 31, 2009	Series C Preferred Warrant(5)		$1.66		48,384			48,384	7

Total Warrants outstanding as of December 31, 2009								24,841,165

(1)
These warrants originally had an exercise price of $1.44. Upon the second closing of the Series C Preferred Stock financing on December 20, 2007, these warrants were repriced to $1.25.

(2)
These warrants vested in full on May 7, 2008, six months from their date of inception.

(3)
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
(4)
During 2009, warrants to purchase 956,060 shares of common stock were exercised on a "cashless" basis resulting in the Company issuing 132,589 shares of common stock.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

N. STOCKHOLDERS' EQUITY (Continued)

(5)
As described above in Note I, the Company issued warrants to purchase 66,294 (17,910 and 48,384) and 87,484 (77,379 and 10,105) shares of common stock at $1.66 per share to the Investors as a result of warrant exercises during the year ended December 31, 2009, and 2008, respectively. These warrants are immediately exercisable and have a 7 year life.

(6)
On July 3, 2009, the Company issued warrants to purchase 380,000 shares of common stock at a price of $1.80 per share, the closing price on the date of issuance, in connection with the modification of the anti-dilution provisions of the Investors' existing, and future, warrants to purchase common stock of the Company. The warrants were immediately exercisable and had no vesting provisions. The Company recorded a charge to other income of approximately $0.5 million related to the issuance of these warrants to the Investors. The Company used a Black-Scholes Option pricing model to value this warrant with key inputs as follows:

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

        A summary of the status of the Company's warrants as of the year ended December 31, 2009, 2008 and 2007 and the changes for these periods are presented below. The actual common stock issued on warrants exercised in 2009, 2008 and 2007 is less than the table presented below due to cashless exercises of warrants in 2009 and 2008. The actual common stock issued under warrant exercises for 2009 and 2008 and 2007 was 132,589, 174,967 and 0, respectively, and the Company received proceeds of $241,310 related to the 2008 exercises.

	Year Ended December 31, 2009		Year Ended December 31, 2008		Year Ended December 31, 2007
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Outstanding at beginning of year	25,350,932	$1.49	27,111,262	$1.56	11,097,308	$1.91
Granted	446,294	1.78	187,483	1.76	21,529,726	1.30
Exercised	(956,061)	1.90	(271,261)	2.00	(5,500,009)	1.25
Canceled / Expired(1)	—	—	(1,676,552)	2.55	(15,763)	1.59

Outstanding at end of year	24,841,165	$1.48	25,350,932	$1.49	27,111,262	$1.56

(1)
Includes 303,031 Warrant As and 151,516 Warrant Cs which were redeemed for cash; see Note G. Convertible Debt Instruments and Warrant Liabilities for more information.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

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

        On October 1, 2009, the Company entered into a short-term loan agreement with the Bank for $1.3 million backed by a letter of credit from a customer. The short term loan was repaid by the Company during the fourth quarter of 2009.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

Q. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-Cash Investing and Financing Activities

	Year Ended December 31,
	2009	2008	2007
Stock-based compensation(1)	$3,562,779	$2,752,570	$1,671,243
Common Stock issued in lieu of interest on redeemable convertible Series B Preferred Stock	$86,370	$133,666	$137,856
Common Stock issued in lieu of interest on Senior Secured Convertible Notes	—	—	$518,165
Amortization of debt discount associated with the valuation of the July 19, 2006 Senior Secured Convertible Notes	—	—	$2,115,442
Common stock issued related to 401(K) contributions	$107,959	$578,232	$567,161
Conversion of Series B Preferred Stock for common stock	$1,075,000	$250,000	$25,000
Common Stock issued to Note holders as incentive to accelerate pay off	—	—	$914,999
Valuation adjustment to the redeemable convertible Series B Preferred Stock as a result of its anti-dilution provisions	—	—	$529,479
Stock issued related to cancellation of Worcester Lease	—	—	$1,122,000
Conversion of Notes to Common Stock	—	—	$525,000
Issuance of Common Stock in lieu of principal payments on the Notes	—	—	$3,809,446
Accretion of redeemable convertible preferred stock discount and dividends	$5,090,830	$4,224,502	$284,994
Issuance of warrants and beneficial conversion feature	$164,000	$252,000	$21,855,510

(1)
Includes $86,140, 168,275 and $258,155, related to discontinued operations for the year ended December 31, 2009, 2008 and 2007, respectively.

Interest and Income Taxes Paid

        Cash paid for interest and income taxes was as follows:

	Year Ended December 31,
	2009	2008	2007
Interest	$196,589	$199,126	$308,093
Income taxes	—	—	—

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

R. LOSS PER SHARE

        The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Loss from continuing operations	$(29,963,058)	$(11,609,536)	$(16,965,505)
Income (loss) from discontinued operations	$91,677	$(1,869,327)	$(800,272)
Gain on disposal of discontinued operations	—	$274,043	—
Accretion and dividends and deemed dividends on Series C Preferred Stock	$(5,172,830)	$(4,224,502)	$(12,047,881)

Net loss attributable to common shareholders	$(35,044,211)	$(17,429,322)	$(29,813,658)

Basic and diluted:
Common shares outstanding, beginning of period	51,479,822	49,803,979	40,105,073
Weighted average common shares issued during the period	10,247,178	880,585	5,328,466

Weighted average shares outstanding—basic and diluted	61,727,000	50,684,564	45,433,539

Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.57)	$(0.31)	$(0.64)
From loss on discontinued operations	—	$(0.04)	$(0.02)
From gain on sale of discontinued operations	—	$0.01	—

Net loss per weighted average share, basic and diluted	$(0.57)	$(0.34)	$(0.66)

        As of the year ended December 31, 2009, 2008 and 2007, shares of common stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive. In addition, shares of common stock issuable upon the conversion of Series B Preferred Stock and Series C Preferred Stock and related dividends were excluded from the diluted weighted average common shares outstanding as their effect would also have been anti-dilutive. Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, except when the effect would be anti-dilutive.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

R. LOSS PER SHARE (Continued)

        The table below summarizes the option and warrants and convertible preferred stock that were excluded from the calculation above due to their effect being antidilutive:

	Year Ended December 31,
	2009	2008	2007
Common Stock issuable upon the exercise of:
Options	10,949,620	10,147,996	5,210,374
Warrants	24,841,166	25,350,932	27,111,262

Total Options and Warrants excluded	35,790,786	35,498,928	32,321,636

Common Stock issuable upon the conversion of redeemable convertible Series B Preferred Stock	251,678	935,484	1,096,774
Common Stock issuable upon the conversion of redeemable convertible Series C Preferred Stock	26,538,462	25,336,538	24,134,615

        The table below details out shares of common stock underlying securities for which the securities would have been considered dilutive at December 31, 2009, 2008 and December 31, 2007 had the Company not been in a loss position:

	# of Underlying Common Shares
	December 31, 2009	December 31, 2008	December 31, 2007
Employee stock options	4,593,244	1,179,827	1,492,745
Warrants to purchase common stock	24,841,165	19,863,054	4,640,824
Series B Convertible Preferred Stock	251,678	935,484	1,096,774
Series C Convertible Preferred Stock	26,538,462	25,336,538	24,134,615

Total	56,224,549	47,314,903	31,364,958

S. SEGMENT DISCLOSURES

        Following the sale in 2008 of its Electronics and Power Systems US segments and the classification in 2009 of its Applied Technology segment as part of discontinued operations, the Company believes it operates in one business segment, Renewable Energy Solutions.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

S. SEGMENT DISCLOSURES (Continued)

        The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	For the Year Ended December 31,
	2009	2008	2007
Revenue by geographic region based on location of customer(1):
United States	$39,734,485	$46,371,717	$26,424,104
China	4,324,000	—	—
Czech Republic	3,283,311	1,678,984	—
Belgium	2,421,607	—	—
South Korea	—	2,098,366	—
Spain	—	3,329,050
Canada	—	343,195	5,836,683
Rest of World	2,772,230	472,022	771,854

Total Revenue	$52,535,633	$54,293,334	$33,032,641

(1)
Does not include revenue from discontinued operations for all periods presented.

	At December 31,
	2009	2008
Long-lived assets by geographic region based on location of operations(2):
United States	$2,517,288	$263,280
Canada	2,116,638	1,580,999

Total long-lived assets	$4,633,926	$1,844,279

(2)
Does not include assets from discontinued operations for all periods presented.

T. RESTRUCTURING COSTS

        In August 2009, the Company eliminated certain positions within its operations and sales organizations in accordance with a plan of reorganization approved by the Board of Directors. As a result of the 2009 restructuring the Company recorded approximately $0.3 million in payroll and related costs. As of December 31, 2009 approximately $38,000 remains to be paid to the terminated employees. None of the terminated employees were required to provide any services to the Company subsequent to their receiving notification.

        In June 2008, the Company began its restructuring efforts by eliminating the position of divisional presidents in its Applied Technology and Renewable Energy Solutions divisions and recorded a restructuring charge of approximately $0.6 million. During the third quarter of 2008 the Company consolidated its Applied Technology division into one facility. As a result, the Company recorded an additional restructuring charge of approximately $0.5 million. These restructuring charges were comprised of approximately $0.8 million in employee severance, which will be paid out over the term of

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

T. RESTRUCTURING COSTS (Continued)

each specific employee agreement and $0.3 million in non-cash stock based compensation charges associated with the acceleration of certain unvested stock options and extensions of time to exercise certain stock options from 90 days to 2 years. In addition, during the fourth quarter of 2008, as part of its restructuring efforts, the Company elected to terminate the employment contract of its former president. As a result of this election, the Company recorded a restructuring charge of approximately $0.3 million, which will be paid in twenty six equal bi-weekly installments beginning after March 1, 2009. As of December 31, 2009 and 2008, the accrued restructuring balance was approximately $38,000 and $0.6 million, respectively.

        During 2008, the Company sold its Electronics and Power Systems divisions and recorded in its loss on sale of discontinued operations approximately $0.2 million in restructuring charges related to these sales. (See Footnote D "Discontinued Operations" above).

U. RECENT ACCOUNTING PRONOUNCEMENTS

        Fair Value Measurements and Disclosures.    In April 2009, the FASB issued additional guidance on fair value measurements and disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. The new guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has been a significant decrease in activity, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant, observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value.

        In August 2009, the FASB issued additional guidance on the fair value measurement of liabilities. The new guidance provides clarification on the measurement and reporting of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. This guidance is effective for the first reporting period beginning after August 2009. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations.

        Financial Instruments.    In April 2009, the FASB issued guidance to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required. This guidance, which was applied by the Company prospectively as of June 30, 2009, did not have a material impact on the Company's results of operations, cash flows or financial position. For financial assets and liabilities adopted see Note C Significant Accounting Policies and Basis of Presentation, Fair Value Measurements.

        In April 2009, the FASB issued guidance to required disclosure about fair value of financial instruments, which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This guidance is effective for periods ending after June 15, 2009. Accordingly, the Company adopted this guidance on March 29, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the adoption of the guidance resulted in additional disclosures

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

U. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

with respect to the fair value of the Company's financial instruments. See Note C Significant Accounting Policies and Basis of Presentation, Fair Value Measurements.

        Derivatives and Hedging.    On January 1, 2009, the Company adopted new disclosure requirements for derivative instruments and hedging activities. The new disclosure requirements will provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for; and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations.

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

        Multiple-Deliverable Revenue Arrangemenets.    In October 2009, the FASB issued a new accounting standard related to revenue recognition in multiple-deliverable revenue arrangements and certain arrangements that include software elements. This standard eliminates the residual method of revenue allocation by requiring entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The FASB also issued a new accounting standard in October 2009, which changes revenue recognition for tangible products containing software and hardware elements. Under this standard, tangible products containing software and hardware that function together to deliver the tangible products' essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for the Company beginning January 1, 2011 (the first day of fiscal 2011). Early adoption is permitted. The Company has elected to early adoption of this standard. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations.

FINANCIAL STATEMENT SCHEDULE
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions charged to costs and expenses	Settlement Amounts	Balance at end of period
Year Ended December 31, 2007:
Allowance for uncollectible accounts	$147,747	47,019	(70,487)	$124,279
Reserve for product warranty expense	$322,009	1,746,231	(166,483)	$1,901,757
Accrued restructuring costs	$1,200,326	81,644	(1,281,970)	$—
Year Ended December 31, 2008:
Allowance for uncollectible accounts	$124,279	80,142	(36,202)	$168,219
Reserve for product warranty expense	$1,901,757	2,340,594	(2,260,264)	$1,982,087
Accrued restructuring costs	$—	1,333,892	(731,110)	$602,782
Year Ended December 31, 2009:
Allowance for uncollectible accounts	$168,219	28,690	—	$196,909
Reserve for product warranty expense	$1,982,087	1,204,690	(1,317,198)	$1,869,579
Accrued restructuring costs	$602,782	260,685	(825,433)	$38,034

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (who is also currently acting as our interim principal financial officer) of the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, the Chief Executive Officer, acting as both the principal executive officer and the principal financial officer, concluded that our disclosure controls and procedures are effective as of December 31, 2009.

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

        Management assessed the effectiveness of our company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management's assessment and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2009.

        Our independent registered public accounting firm, Caturano and Company, P.C., has issued an audit report on our internal control over financial reporting as of December 31, 2009, which is included herein.

Changes in Internal Control Over Financial Reporting.

        There was no change in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION.

        On March 10, 2010, the Company entered into the Fifth Loan Modification Agreement with the Bank. The Fifth Loan Modification Agreement amended certain provisions of the Loan Agreement. Among other modifications and amendments, (i) the term of the Loan Agreement has been extended to October 18, 2011, (ii) the Company's tangible net worth covenant, as defined, has been set at approximately $7.5 million and (iii) the Company's liquidity covenant, as defined, has been set at approximately $4.0 million. In addition to the above, pursuant to the terms of the Fifth Loan Modification Agreement, the Bank provided the Company two additional tranches of term debt each in a maximum principal amount of $1,000,000, which, if drawn down, would reduce availability under the revolving credit line. The Company paid a modification fee of $37,500 in connection with the Fifth Loan Modification Agreement.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required under this item is incorporated herein by reference to the information regarding directors, executive officers and corporate governance included in our proxy statement for our 2010 Annual Meeting of Stockholders.

Item 11.    EXECUTIVE COMPENSATION

        The information required under this item is incorporated herein by reference to information regarding executive compensation included in our 2010 proxy statement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required under this item is incorporated herein by reference to the information regarding security ownership of certain beneficial owner and management and related stockholder matters included in our 2010 proxy statement.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required under this item is incorporated herein by reference to the information regarding certain relationships and related transactions, and director independence included in our 2010 proxy statement.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required under this item is incorporated herein by reference to the information regarding principal accounting fees and services included in our 2010 proxy statement.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        The following documents are filed as part of this Annual Report on Form 10-K:

  1.
  Consolidated Financial Statements of Satcon Technology Corporation and its Subsidiaries:

    Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008

    Consolidated Statements of Operations for the Calendar Years Ended December 31, 2009, 2008 and 2007

    Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Loss for the Calendar Years Endd December 31, 2009, 2008 and 2007

    Consolidated Statements of Cash Flows for the Calendar Years Ended December 31, 2009, 2008 and 2007

    Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedule of Satcon Technology Corporation and its Subsidiaries:

    Schedule II: Valuation and Qualifying Accounts for the Calendar Years Ended December 31, 2009, 2008 and 2007

    All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the consolidated financial statements or notes thereto.

  3.
  Exhibits:

    The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts on March 12, 2010.

SATCON TECHNOLOGY CORPORATION
By:	/s/ CHARLES S. RHOADES Charles S. Rhoades President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CHARLES S. RHOADES Charles S. Rhoades	Chief Executive Officer, President and Director (Principal Executive and Interim Principal Financial Officer)	March 12, 2010
/s/ JOHN W. PEACOCK John W. Peacock	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2010
/s/ JAMES L. KIRTLEY, JR. James L. Kirtley, Jr.	Director	March 12, 2010
/s/ DAVID J. PREND David J. Prend	Director	March 12, 2010
/s/ JOHN M. CARROLL John M. Carroll	Chairman of the Board	March 12, 2010
/s/ DANIEL R. DWIGHT Daniel R. Dwight	Director	March 12, 2010
/s/ PHILIP J. DEUTCH Philip J. Deutch	Director	March 12, 2010
/s/ ROBERT G. SCHOENBERGER Robert G. Schoenberger	Director	March 12, 2010

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated June 9, 2009, between the Company and Thomas Weisel Partners LLC and Ardour Capital Investments, LLC, as Underwriters, is incorporated herein by reference to Exhibits to the Company's Current Report on Form 8-K dated June 9, 2009 (File No. 1-11512).
3.1	Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).
3.2	Bylaws of the Registrant is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-49286).
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

Exhibit No.	Description
3.12	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on November 8, 2007, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 7, 2007 (File No. 11512).
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
10.8	2000 Stock Incentive Plan is incorporated herein by reference to Exhibit C to the Registrant's Preliminary Schedule 14A filed March 19, 2001 (File No. 1-11512).
10.9	2002 Stock Incentive Plan is incorporated herein by reference to Exhibit A to the Registrant's Definitive Schedule 14A filed January 28, 2002 (File No. 1-11512).
10.10	2005 Incentive Compensation Plan is incorporated herein by reference to Exhibit A to the Registrant's Definitive Schedule 14A filed April 14, 2005 (File No. 1-11512).

Exhibit No.	Description
10.11	Amendment No. 1 to the Registrant's 2005 Incentive Compensation Plan is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 1-11512).
10.12
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
10.15
Loan and Security Agreement, dated February 26, 2008, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada LTD. and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 29, 2008 (File No. 1-11512).
10.16
Second Loan Modification Agreement, dated as of September 26, 2008, between Silicon Valley Bank and the Registrant, SatCon Power Systems, Inc., SatCon Applied Technology, Inc., SatCon Electronics, Inc., and SatCon Power Systems Canada Ltd. is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended September 27, 2008 (File No. 1-11512).
10.17
Third Loan Modification Agreement, dated as of September 29, 2009, between Silicon Valley Bank and the Registrant, Satcon Power Systems, Inc., Satcon Applied Technology, Inc., Satcon Electronics, Inc., and Satcon Power Systems Canada Ltd. is incorporated herein by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended October 3, 2009 (File No. 1-11512).
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
10.22	Form of Warrant A is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 19, 2006 (File No. 1-11512).

Exhibit No.	Description
10.23	Form of Warrant B is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 19, 2006 (File No. 1-11512).
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
10.33
Agreement to Amend Warrants, dated July 3, 2009, between the Company and RockPort Capital Partners II, L.P. is incorporated herein by reference to Exhibits to the Company's Current Report on Form 8-K dated July 3, 2009 (File No. 1-11512).
10.34
Agreement to Amend Warrants, dated July 3, 2009, between the Company and NGP Energy Technology Partners, L.P. is incorporated herein by reference to Exhibits to the Company's Current Report on Form 8-K dated July 3, 2009 (File No. 1-11512).
10.35
Registration Rights Agreement dated as of November 8, 2007, by and among the Company and the Purchasers is herein incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 7, 2007 (File No. 1-11512).

Exhibit No.	Description
10.36	First Amendment to Registration Rights Agreement, dated as of January 24, 2008, by and among the Registrant and the Purchasers is incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated January 24, 2008 (File No. 1-11512).
10.37	Satcon 2008 Incentive Plan for Senior Management is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated September 24, 2008 (File No. 1-11512).
10.38	Satcon 2009 Incentive Plan for Management is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 24, 2009 (File No. 1-11512).
10.39
Asset Purchase Agreement by and between the Registrant, Satcon Electronics, Inc. and Spectrum Microwave, Inc., dated September 25, 2008, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated September 25, 2008 (File No. 1-11512).
14.1	Code of Ethics is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2004 (File No. 1-11512).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Caturano and Company, P.C.
31.1	Certification by Principal Executive Officer and Interim Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.