Form 10-Q
period 2010-03-31
SATCON TECHNOLOGY CORP
filed 2010-05-10
CIK 889423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Common Stock, $0.01 Par Value,

71,316,140 shares outstanding as of May 1, 2010.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$11,665,836	$13,369,208
Restricted cash and cash equivalents	34,000	34,000
Accounts receivable, net of allowance of $203,832 and $196,909 at March 31, 2010 and December 31, 2009, respectively	13,340,640	17,577,640
Unbilled contract costs and fees	174,342	202,228
Inventory	15,786,656	11,898,571
Prepaid expenses and other current assets	1,121,182	717,535
Current assets of discontinued operations	—	35,004
Total current assets	42,122,656	43,834,186
Property and equipment, net	4,756,792	4,633,926
Non-current assets of discontinued operations	—	224,227
Total assets	$46,879,448	$48,692,339

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$8,600,000	$3,000,000
Accounts payable	14,562,818	20,751,975
Accrued payroll and payroll related expenses	2,908,934	2,235,349
Other accrued expenses	3,056,318	2,710,568
Accrued restructuring costs	606,168	38,034
Deferred revenue	1,524,910	451,008
Current liabilities of discontinued operations	—	117,702
Total current liabilities	31,259,148	29,304,636

Warrant liabilities	3,712,468	4,976,774
Deferred revenue, net of current portion	6,409,418	5,531,413
Redeemable convertible Series B preferred stock (75 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively; face value $5,000 per share; liquidation preference $375,000)	375,000	375,000
Other long-term liabilities	256,645	280,472
Total liabilities	42,012,679	40,468,295
Commitments and contingencies (Note H)
Redeemable convertible Series C preferred stock (25,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, face value $1,000 per share, liquidation preference $27,908,219 and $27,600,000 at March 31, 2010 and December 31, 2009 respectively)	23,521,674	22,257,423

Stockholders’ deficit:
Common stock; $0.01 par value, 200,000,000 shares authorized; 71,193,322 and 70,567,781 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	$711,933	$705,678
Additional paid-in capital	219,292,344	218,599,384
Accumulated deficit	(237,229,614)	(231,656,734)
Accumulated other comprehensive loss	(1,429,568)	(1,681,707)
Total stockholders’ deficit	(18,654,905)	(14,033,379)
Total liabilities and stockholders’ deficit	$46,879,448	$48,692,339

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2010	April 4, 2009

Product revenue	$14,732,479	$13,379,849

Cost of product revenue	12,699,109	12,285,038

Gross margin	2,033,370	1,094,811

Operating expenses:
Research and development	2,731,785	1,871,262
Selling, general and administrative	5,579,882	4,348,281
Restructuring charges	783,701	—
Total operating expenses from continuing operations	9,095,368	6,219,543

Operating loss from continuing operations	(7,061,998)	(5,124,732)

Change in fair value of warrant liabilities	1,088,978	(5,370,471)
Other (loss) income, net	(68,415)	(138,941)
Interest income	175	3,731
Interest expense	(63,227)	(82,361)
Net loss from continuing operations	(6,104,487)	(10,712,774)
Income/(loss) from discontinued operations, net of tax	31,390	(41,682)
Gain on sale of discontinued operations, net of tax	500,217	—
Net loss	(5,572,880)	(10,754,456)

Deemed dividend and accretion on Series C preferred stock	(1,269,191)	(821,494)
Dividend on Series C preferred stock	(355,060)	(321,038)
Net loss attributable to common stockholders	$(7,197,131)	$(11,896,988)

Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.11)	$(0.23)
From income (loss) on discontinued operations	0.00	(0.00)
From gain on sale of discontinued operations	0.01	—
Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.10)	$(0.23)

Weighted average number of common shares, basic and diluted	70,921,357	51,537,864

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2010

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit	Comprehensive Loss
Balance, December 31, 2009	70,567,781	$705,678	$218,599,384	$(231,656,734)	$(1,681,707)	$(14,033,379)
Net loss	—	—	—	(5,572,880)	—	(5,572,880)	(5,572,880)
Issuance of warrants to Series C preferred stockholders	—	—	180,000	—	—	180,000	—
Beneficial conversion feature on Series C preferred stock	—	—	180,000	—	—	180,000	—
Series C preferred stock deemed dividend	—	—	(180,000)	—	—	(180,000)	—
Issuance of common stock in connection with the exercise of stock options	310,689	3,106	488,227	—	—	491,333	—
Issuance of common stock in connection with the exercise of warrants to purchase common stock	314,852	3,149	766,624	—	—	769,773

Accretion of Series C preferred stock to its redemption value	—	—	(1,089,191)	—	—	(1,089,191)	—

Dividend on Series C preferred stock	—	—	(355,060)	—	—	(355,060)	—

Employee stock-based compensation	—	—	702,360	—	—	702,360	—
Foreign currency translation adjustment	—	—	—	—	252,139	252,139	252,139

Comprehensive loss	—	—	—	—	—	—	$(5,320,741)
Balance, March 31, 2010	71,193,322	$711,933	$219,292,344	$(237,229,614)	$(1,429,568)	$(18,654,905)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2010	April 4, 2009
Cash flows from operating activities:
Net loss	$(5,572,880)	$(10,754,456)
Net (income) loss from discontinued operations	(31,390)	41,682
Gain on sale of discontinued operations	(500,217)	—
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	382,187	216,874
Provision for uncollectible accounts	—	4,806
Provision for excess and obsolete inventory	239,942	—
Non-cash compensation expense related to issuance of stock options and issuance of common stock to 401(k) Plan, including stock-based compensation costs of $720,717 and $656,253 for the three months ended March 31, 2010 and April 4, 2009, respectively	720,717	678,503
Change in fair value of warrant liabilities	(1,088,978)	5,370,471
Non-cash interest expense	7,500	29,001
Changes in operating assets and liabilities:
Accounts receivable	4,753,652	2,013,159
Unbilled contract costs and fees	27,886	107,206
Prepaid expenses and other assets	(396,003)	271,110
Inventory	(3,650,195)	3,915,177
Accounts payable	(6,676,525)	(1,586,851)
Accrued expenses and payroll	876,087	(456,369)
Accrued restructuring	554,666	(146,594)
Accrued contract losses	—	(1,112,412)
Deferred revenue, current and long term portion	1,700,249	(2,987,732)
Other current liabilities	(23,827)	(7,512)
Total adjustments	$(2,572,6429)	$6,308,837
Net cash used in operating activities in continuing operations	$(8,677,129)	$(4,403,937)

Cash flows from investing activities:
Purchases of property and equipment	$(435,532)	$(660,100)
Net proceeds from sale of business segments	716,700	—
Net cash provided by (used in) investing activities in continuing operations	$281,168	$(660,100)

Cash flows from financing activities:
Net borrowings under line of credit	$5,600,000	$1,450,191
Net proceeds from exercise of options to purchase common stock	491,333	—
Net proceeds from exercise of warrants to purchase common stock	594,445	—
Net cash provided by financing activities in continuing operations	$6,685,778	$1,450,191

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	$(61,921)	$150,962
Net cash used in investing activities of discontinued operations	$—	$—
Net decrease in cash and cash equivalents from discontinued operations	$—	$—
Effects of foreign currency exchange rates on cash and cash equivalents	$68,732	$251,597
Net decrease in cash and cash equivalents	$(1,703,372)	$(3,211,287)
Cash and cash equivalents at beginning of period	$13,369,208	$9,957,716
Cash and cash equivalents at end of period	$11,665,836	$6,746,429

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended
	March 31, 2010	April 4, 2009
Non-cash Investing and Financing Activities:
Employee stock-based compensation (1)	$702,360	$682,317
Common stock issued related to 401(k) contributions	—	$107,959
Accretion of redeemable convertible preferred stock discount and dividends	$1,624,251	$1,142,532
Issuance of warrants and beneficial conversion feature	$360,000	—
Interest and Income Taxes Paid:
Interest	$55,727	$53,361
Income taxes	—	—

(1) Includes $(18,357) and $26,064 related to discontinued operations for the three month periods ended March 31, 2010 and April 4, 2009, respectively.

SATCON TECHNOLOGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 (“2010”) AND APRIL 4, 2009 (“2009”)

(Unaudited)

Note A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Satcon and its wholly owned subsidiary (Satcon Power Systems Canada, Ltd., and its discontinued operating subsidiaries Satcon Applied Technology, Satcon Electronics, Inc. and Satcon Power Systems, Inc.) (collectively, the “Company”) as of March 31, 2010 and for the three months ended March 31, 2010 and April 4, 2009 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note B. Realization of Assets and Liquidity

The Company anticipates that its current cash along with the availability under its credit facility with Silicon Valley Bank will be sufficient to fund its operations through at least December 31, 2010. The Company has developed a business plan that envisions a significant increase in revenue and significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past and allow the Company to remain in compliance with the covenants of the credit facility.  Although the Company believes it has developed a realistic business plan, there is no assurance that it can achieve these objectives.  Accordingly, if the Company is unable to realize its business plan or does not remain in compliance with the covenants of the credit facility, the Company may need to raise additional funds in the future in order to sustain operations by selling equity or taking other actions to conserve its cash position, which could include selling of certain assets and incurring additional indebtedness, subject to the restrictions in the 2007 preferred stock financing and in the credit facility with Silicon Valley Bank.  Such actions would likely require the consent of the investors in that financing (the “Investors”) and/or Silicon Valley Bank, and there can be no assurance that such consents would be given.  Furthermore, there can be no assurance that the Company will be able to raise such funds if they are required.

Note C. Significant Accounting Policies and Basis of Consolidation

There have been no material changes from the Significant Accounting Policies and Basis of Presentation previously disclosed in Part II, Item 8, contained within “Notes to Consolidated Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

Basis of Consolidation

The consolidated financial statements include the accounts of Satcon and its wholly owned subsidiary (Satcon Power Systems Canada, Ltd., and its discontinued operating subsidiaries Satcon Applied Technology, Satcon Electronics, Inc. and Satcon Power Systems, Inc.). All intercompany accounts and transactions have been eliminated in consolidation.

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

Product development revenue is included in product revenue. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fees depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. As of March 31, 2010 the Company had no provision for contract losses on commercial contracts.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly-liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At March 31, 2010 and December 31, 2009, the Company has restricted cash of $34,000, respectively.

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

Inventory

Inventory is stated at the lower of cost or market and costs are determined based on the first-in, first-out method of accounting and include material, labor and manufacturing overhead costs.  The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of product revenue, any amounts required to reduce the carrying value to net realizable value.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is its local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders’ equity (deficit) including the long-term portion of intercompany advances is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive income (loss). Foreign currency gains and losses were a charge of $0.1 million for the three months ended March 31, 2010 and April 4, 2009, respectively.   All foreign currency transaction gains and losses are recorded as a component of other income (expense).

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period reported. Management believes the most significant estimates include the net realizable value of accounts receivable and inventory, warranty provisions, the recoverability of long-lived assets, the recoverability of deferred tax assets and the fair value of equity and financial instruments.  Actual results could differ from these estimates.

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

As of December 31, 2009, the Company had federal and state net operating losses (“NOL”) carry forwards and federal and state R&D credit carry forwards, which may be available to offset future federal and state income tax liabilities which expire at various dates through 2030. Utilization of the NOL and R&D credit carry forwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a rolling three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study. If the Company has experienced a change of control at any time since Company formation, utilization of its NOL or R&D credit carry forwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carry forwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position.  The Company does not expect to have any taxable income for the foreseeable future.  The Company has a full valuation allowance against the net operating losses and credits.

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

The Company recognized the full impact of its share-based compensation plans in the consolidated financial statements for the three months ended March 31, 2010 and April 4, 2009 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material.  The following table presents share-based compensation expense included in the Company’s consolidated statement of operations:

	Three Months Ended
	March 31, 2010	April 4, 2009
Cost of product revenue	$50,613	$48,628
Un-funded research and development and other revenue expenses	94,183	84,474
Selling, general and administrative expenses	575,921	523,151
Share based compensation expense from continuing operations before tax	$720,717	$656,253
Share based compensation expense from discontinued operations	$(18,357)	$26,064
Total share based compensation expense before tax	$702,360	$682,317
Income tax benefit	$—	$—
Net share-based compensation expense	$702,360	$682,317

Compensation expense associated with the granting of stock options to employees is being recognized on a straight-line basis over the service period of the option.  In instances where the actual compensation expense would be greater than that calculated using the straight-line method, the actual compensation expense is recorded in that period.

The weighted average grant date fair value of options granted during the three months ended March 31, 2010 and April 4, 2009 were $2.36 and $1.22, respectively, per option.  The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

Three Months Ended
	March 31, 2010	April 4, 2009
Assumptions:
Expected life	6.25 years (1)	6.25 years (1)
Expected volatility ranging from	73.41% - 74.21%(2)	82.14% - 82.81%(2)
Dividends	none	none
Risk-free interest rate	2.5%(3)	2%(3)
Forfeiture Rate (4)	0% - 6.25%	0% - 6.25%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
(2)

The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

(3)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(4)	The estimated forfeiture rate for each option grant is between 0% - 6.25%. The Company periodically reviews the estimated forfeiture rate, in light of actual experience.

At March 31, 2010 approximately $9.6 million in unrecognized compensation expense remains to be recognized in future periods.  The table below summaries the recognition of the deferred compensation expense associated with employee stock options over the next four years as follows:

Calendar Years Ending December 31,	Non Cash Stock-Based Compensation Expense
2010	$2,721,668
2011	$3,583,044
2012	$2,203,793
2013	$1,136,699

Total	$9,645,204

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

Significant customers are defined as those customers that account for 10% or more of total net revenue in a fiscal year or 10% or more of accounts receivable and unbilled contract costs and fees at the end of a fiscal period.   For the three months ended March 31, 2010, there were two customers that were deemed significant with regards to revenue.  For the three months ended March 31, 2010, these customers accounted for approximately 27%, or approximately $4.0 million, of revenue.  At March 31, 2010, there was one customer that was deemed significant with regards to accounts receivable.  At March 31, 2010, this customer accounted for approximately 16%, or approximately $2.1million, of accounts receivable.  For the three months ended April 4, 2009, there were five customers that were deemed significant with regards to revenue.  For the three months ended April 4, 2009, these customers accounted for approximately 80%, or approximately $10.8 million, of revenue.  At April 4, 2009, there are three customers that were deemed significant with regards to accounts receivable.  At April 4, 2009, these customers accounted for approximately 61%, or approximately $5.8 million, of accounts receivable.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable and the line of credit. The estimated fair values of these financial instruments approximate their carrying values at March 31, 2010 and December 31, 2009. The estimated fair values have been determined through information obtained from market sources and management estimates.  The Company’s warrant liability is recorded at fair value.  See “Fair Value Measurement” below.

Fair Value Measurements

 The Company’s financial assets and liabilities are measured using inputs from the three levels of fair value hierarchy which are as follows:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2010 are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
		(Dollars in Thousands)
Assets
Money market funds (2)	$—	$—	$—	$—

Total Assets	$—	$—	$—	$—

Liabilities
Long-term warrant liability (1)	$3,712,468	$—	$3,712,468	$—

Total Liabilities	$3,712,468	$—	$3,712,468	$—

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2009 are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds (2)	$10,003,805	$10,003,805	$—	$—

Total Assets	$10,003,805	$10,003,805	$—	$—

Liabilities
Long-term warrant liability (1)	$4,976,774	$—	$4,976,774	$—

Total Liabilities	$4,976,774	$—	$4,976,774	$—

(1)          The Company’s Level 2 financial assets, consist of long term investor warrant liabilities comprised of the Warrant As, Warrant Cs, the Series C Preferred Warrants and the placement agent warrants.  The Warrant As and Warrant Cs are being fair valued utilizing a binomial lattice model and the placement agent warrants and the Series C Preferred Warrants are being fair valued using the Black-Scholes option pricing model. (see Note J. Convertible Debt Instruments and Warrant Liabilities-Valuation — Methodology and Significant Assumptions; Note K - Redeemable Convertible Series B and Series C Preferred Stock; and “Warrant Liabilities” below).

(2)          Included as a component of cash and cash equivalents on accompanying consolidated balance sheets.

Warrant Liabilities

On January 1, 2009, the Company adopted ASC 815-40-15 relating to evaluating whether an instrument is considered indexed to an entity’s own stock.  The Company’s evaluation of the Series C Preferred Stock Warrants determined that the 19,799,023 Series C Preferred Stock Warrants did not qualify for a scope exception under ASC 815-40-15 as they were determined not to be indexed to the Company’s stock as prescribed by ASC 815-40-15. As a result, on the date of adoption, January 1, 2009, the Company reclassified these warrants from additional paid in capital to warrant liabilities through a cumulative effect of a change in accounting principle.  The initial value of the warrant liability at adoption was $22,041,541.

For the period through July 3, 2009, the Company recorded a charge to change in fair value of warrants of approximately $3.2 million for the increase in the fair value related to these warrants during the period.  The warrants did not qualify for hedge accounting, and as such, all subsequent changes in the fair value of these warrants were recognized currently in earnings until such time as the warrants were modified in the manner described below, or exercised or expired.  These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	January 1, 2009	April 4, 2009	July 3, 2009
Assumptions:
Expected life	5.9 – 6.7 years	5.6 – 6.5 years	5.4 – 6.2 years
Expected volatility	80% - 85%	75% - 85%	75% - 80%
Dividends	none	none	none
Risk-free interest rate	1.69% - 1.83%	2.06% - 2.35%	2.56% – 2.87%

On July 3, 2009, the Company modified certain provisions contained within the Series C Preferred Stock Warrants.  Under the terms of the original Series C Preferred Stock Warrants (prior to their modification), in addition to standard anti-dilution protection for stock splits or dividends, stock combinations, mergers, liquidation or similar events, the exercise price and number of shares issuable upon exercise of these warrants were subject to adjustment in the event of certain dilutive issuances (the “Dilutive Issuance Provision”).  Upon each adjustment of the exercise price pursuant to the Dilutive Issuance Provision, the number of shares subject to the warrant were also to be adjusted by multiplying the current exercise price prior to the adjustment by the number of shares subject to the warrant and dividing the product by the exercise price resulting from the adjustment.  The Dilutive Issuance Provision was modified to (i) limit the instances in which a dilutive issuance will cause an adjustment to the exercise price of the warrants and (ii) eliminate the provision that correspondingly increased the number of shares underlying the warrants in the event of a dilutive issuance that causes an adjustment to the exercise price.  As a result of this modification these warrants were determined to be equity instruments by the Company, as they now qualify for the scope exception under ASC 815-40-15.  Previously the warrants, due to the adoption of the provisions of ASC 815-40, were accounted for as a derivative liability.  The Company is no longer required to mark these warrants to fair value each quarter.  See Note J. Convertible Debt Instruments and Warrant Liabilities.

In addition, the Company determined the fair value of the investor warrants (the Warrant As and Warrant Cs) and placement agent warrants using valuation models it considers to be appropriate. The Company’s stock price has the most significant influence on the fair value of its warrants. An increase in the Company’s common stock price would cause the fair values of the warrants to increase, because the exercise price of the warrants is fixed at $1.815 per share and result in a charge to our statement of operations. A decrease in the Company’s stock price would likewise cause the fair value of the warrants to decrease and result in a credit to our statement of operations. See Note J. for valuation discussion.

Redeemable Convertible Series B Preferred Stock

The Company initially accounted for its Series B Preferred Stock and associated warrants by allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series B Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities.  The Company determined the initial value of the Series B Preferred Stock and investor warrants using valuation models it considers to be appropriate.  The Series B Preferred Stock is classified within the liability section of the Company’s balance sheet.  To the extent that the Series B Preferred Stock is subject to a remeasurement event or is otherwise modified, the Series B Preferred Stock will be reclassified to temporary equity.

Redeemable Convertible Series C Preferred Stock

The Company initially accounted for its issuance of Convertible Series C Preferred Stock (the “Series C Preferred Stock”), and associated warrants by allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series C Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities. The Series C Preferred Stock is classified as temporary equity on the balance sheet.  The Company determined the initial value of the Series C Preferred Stock and investor warrants using valuation models it considers to be appropriate.  The Company is using the effective interest method to accrete the carrying value of the Series C Preferred stock through the earliest possible redemption date (November 8, 2011), at which time the value of the Series C Preferred Stock would be $30.0 million or 120% of its face value.

Note D.  Discontinued Operations

On January 10, 2010, the Company sold its Applied Technology business unit for approximately $0.7 million in cash, net of closing costs.  Prior to the sale the Applied Technology business unit was reported by the Company as its own operating segment.  Operations associated with the Applied Technology business unit have been classified as income (loss) from discontinued operations in the accompanying consolidated statements of operations, and cash flows associated with this segment are included in cash flows from discontinued operations in the consolidated statements of cash flows.  The Company evaluated the assets of the Applied Technology business unit and as of December 31, 2009 has classified them as held for sale.  The Company recorded a gain on the sale of the Applied Technology business unit of approximately $0.5 million in its results of operations for the first quarter ended March 31, 2010.

Net sales from discontinued operations were $0.1 million and $1.5 million for the three months ended March 31, 2010 and April 4, 2009, respectively. Net income (loss) from discontinued operations was income of approximately $31,000 for the three months ended March 31, 2010 and a net loss of approximately $42,000 for the three months ended April 4, 2009.

The Company has not allocated interest to discontinued operations.  The Company has also eliminated all intercompany activity associated with discontinued operations.

The net assets of the Applied Technology division as of March 31, 2010 and December 31, 2009 consisted of the following, which have been reclassified in the accompanying consolidated balance sheets:

	March 31, 2010	December 31, 2009
Prepaid expenses	$—	$35,004
Current assets of discontinued operations	$—	$35,004
Property and equipment, net	—	$56,076
Goodwill other long-term assets	—	$168,151
Non-current assets of discontinued operations	$—	$224,227
Accrued payroll and related expenses	—	$117,702
Current liabilities of discontinued operations	$—	$117,702
Long-term liabilities of discontinued operations	$—	$—

Note E. Loss per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended
	March 31, 2010	April 4, 2009
Loss from continuing operations	$(6,104,487)	$(10,712,774)
Income (loss) from discontinued operations	31,390	(41,682)
Gain from discontinued operations	500,217	—
Accretion and dividends and deemed dividends on Series C Preferred Stock	(1,624,251)	(1,142,532)
Net loss attributable to common shareholders	$(7,197,131)	$(11,896,988)
Basic and diluted:
Common shares outstanding, beginning of period	70,567,781	51,479,821
Weighted average common shares issued during the period	353,576	58,043
Weighted average shares outstanding—basic and diluted	70,921,357	51,537,864

Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.11)	$(0.23)
From loss on discontinued operations	0.00	0.00
From gain on sale of discontinued operations	0.01	0.00
Net loss per weighted average share, basic and diluted	$(0.10)	$(0.23)

As of March 31, 2010 and April 4, 2009, shares of common stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive.  In addition, shares of common stock issuable upon the conversion of Series B Preferred Stock and Series C Preferred Stock and related dividends were excluded from the diluted weighted average common shares outstanding as their effect would also have been antidilutive.  Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, except when the effect would be antidilutive.

The table below summarizes the option and warrants and convertible preferred stock that were excluded from the calculation above due to their effect being antidilutive:

	Three Months Ended
	March 31, 2010	April 4, 2009
Common Stock issuable upon the exercise of:
Options	12,999,683	10,851,370
Warrants	24,683,740	25,350,932
Total Options and Warrants excluded	37,683,423	36,202,302

Common Stock issuable upon the conversion of redeemable convertible Series B Preferred Stock	251,678	935,484
Common Stock issuable upon the conversion of redeemable convertible Series C Preferred Stock	26,834,826	25,646,075

The table below details out shares of common stock underlying securities for which the securities would have been considered dilutive at March 31, 2010 and April 4, 2009, had the Company not been in a loss position:

	# of Underlying Common Shares
	March 31, 2010	April 4, 2009
Employee stock options	11,078,183	3,114,700
Warrants to purchase common stock	24,683,740	19,863,054
Series B Convertible Preferred Stock	251,678	935,484
Series C Convertible Preferred Stock	26,834,826	25,646,075
Total	62,848,427	49,559,313

Note F. Inventory

Inventory components at the end of each period were as follows:

	March 31, 2010	December 31, 2009
Raw material	$7,360,050	$7,268,446
Work-in-process	3,179,615	2,588,205
Finished goods	5,246,991	2,041,920
	$15,786,656	$11,898,571

Note G. Legal Matters

From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business.

The Company is not aware of any current or pending litigation in which the Company is or may be a party that it believes could materially adversely affect the results of operations or financial condition.

Note H. Commitments and Contingencies

Operating Leases

The Company leases its facilities under various operating leases that expire through October 2016.

Future minimum annual rentals under lease agreements at March 31, 2010 are as follows:

Fiscal Year
2010	$976,845
2011	$941,343
2012	$398,355
2013	$243,525
2014	$251,643
thereafter	$411,287
Total	$3,222,998

Letters of Credit:

The Company utilizes a standby letter of credit to satisfy a security deposit requirement and in some instances to satisfy warranty commitments. Outstanding standby letters of credit as of March 31, 2010 and December 31, 2009 were $34,000.  The Company is required to pledge cash as collateral on these outstanding letters of credit. As of March 31, 2010 and December 31, 2009, the cash pledged as collateral for these letters of credit was $34,000, and is included in restricted cash and cash equivalents on the balance sheet.

Employment Agreements:

The Company’s employment arrangements with its current Chief Executive Officer and Chief Financial Officer provide that if the executive’s employment is terminated by the Company without cause or is constructively terminated within one year following a “change of control” transaction, his salary and medical benefits will be continued for one year thereafter subject to his execution of a release agreement with the Company.

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

On March 10, 2010, the Company entered into the Fifth Loan Modification Agreement with the Bank. The Fifth Loan Modification Agreement amended certain provisions of the Loan Agreement. Among other modifications and amendments, (i) the term of the Loan Agreement has been extended to October 18, 2011, (ii) the Company’s tangible net worth covenant, as defined, has been set at approximately $7.5 million and (iii) the Company’s liquidity covenant, as defined, has been set at approximately $4.0 million.  In addition to the above, pursuant to the terms of the Fifth Loan Modification Agreement, the Bank provided the Company two additional tranches of term debt each in a maximum principal amount of $1,000,000, which, if drawn down, would reduce availability under the revolving credit line.  The Company paid a modification fee of $37,500 in connection with the Fifth Loan Modification Agreement.

As of March 31, 2010 and December 31, 2009, the Company had $8.6 million and $3.0 million outstanding under the Loan Agreement and the Bank’s prime rate was 4% and 4%, respectively.  The rate used was the Bank’s prime rate of 4% plus 1% or (5% at March 31, 2010 and December 31, 2009).

The Company has certain financial covenants under the Loan Agreement.  At March 31, 2010, the Company’s most restrictive covenant under the line of credit was a tangible net worth covenant, as defined, which was set at approximately $7.5 million.  At March 31, 2010, the Company’s tangible net worth, as defined, was approximately $9.8 million.  The Company also has a liquidity covenant, as defined, which was set at approximately $4.0 million.  As of March 31, 2010, the Company’s liquidity, as defined, was approximately $12.0 million, which exceeded the covenant requirement.  As of March 31, 2010, the Company had availability of $0.4 million under the line of credit.

On April 22, 2010, the Company entered into an amendment to its Credit Facility with Silicon Valley Bank providing for a new $5,000,000 sublimit within its overall $10,000,000 borrowing facility.  This new sublimit provides the Company with working capital borrowing capacity in excess of the amount that would otherwise be available under its existing formula based on accounts receivable.  The availability of the new sublimit will be reduced by $2,500,000 on June 29, 2010 and will be subject to the Company meeting prescribed liquidity, tangible net worth and other covenants.

Note I. Product Warranties

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

The following is a summary of the Company’s accrued warranty activity for the following periods:

	Three Months Ended
	March 31, 2010	April 4, 2009
Balance at beginning of period	$1,869,579	$1,982,087
Provision	529,619	499,308
Usage	(177,313)	(542,140)
Balance at end of period	$2,221,885	$1,939,255

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

•                  Warrant As to purchase up to an aggregate of 3,636,368 shares of the Company’s common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants; and

•                  Warrant Bs to purchase up to an aggregate of 3,636,368 shares of the Company’s common stock at a price of $1.68 per share for a period of 90 trading days beginning the later of six months from the date of such warrants and the date the Securities and Exchange Commission (the “SEC”) declares effective a shelf registration statement covering the resale of the common stock underlying the securities issued in the Private Placement (the “Registration Statement”); to the extent the Warrant Bs are exercised, the Purchasers were entitled to receive additional warrants (the Warrant Cs), as described below.  Because the registration statement was declared effective on September 27, 2006, these warrants were originally exercisable for the 90 trading day period beginning six months from the date of such warrants (i.e. until May 30, 2007). On December 20, 2006 the Warrant Bs were amended to extend the expiration date of the Warrant Bs issued in the Private Placement from May 30, 2007 to August 31, 2007. The Warrant Bs were exercised in full on July 17, 2007 for $1.31 per share.  See further discussion below related to the exercise of the Warrant Bs and the issuance of Warrant Cs to the holders as a result of such exercise.

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

For so long as any Warrant As remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less than $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A.  As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note K below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right.  During the fourth quarter of fiscal 2007, the Company paid approximately $1.4 million to redeem Warrant As representing 1,242,426 shares of common stock.  During the first quarter of fiscal 2008, the Company paid approximately $0.4 million to redeem Warrant As representing 303,031 shares of common stock.  See table below for assumptions used in valuing the warrants redeemed.  As of March 31, 2010 and December 31, 2009, Warrant As to purchase 2,005,911 and, 2,090,911 shares of common stock were outstanding, respectively.  During the three month period ended

March 31, 2010, warrants to purchase 85,000 shares of common stock were exercised.

If following the later of (i) the effective date of the Registration Statement and (ii) the six month anniversary of the issuance date, the volume weighted average price per share of our common stock for any 20 consecutive trading days exceeds 200% of the exercise price, then, if certain conditions are satisfied, including the Equity Conditions, the Company may require the holders of the Warrant As to exercise up to 50% of the unexercised portions of such warrants. If following the 24 month anniversary of the issuance date, the volume weighted average price per share of our common stock for any 20 consecutive trading days exceeds 300% of the exercise price, then, if certain equity conditions are satisfied, the Company may require the holders of the Warrant As to exercise all or any part of the unexercised portions of such warrants.

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

For so long as any Warrant Cs remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant Cs for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant C. As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note K below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right.  During the fourth quarter of fiscal 2007, the Company paid approximately $0.7 million to redeem Warrant Cs representing 621,215 shares of common stock.  During the quarter ended March 29, 2008, the Company paid approximately $0.2 million to redeem Warrant Cs representing 151,516 shares of common stock. See table below for assumptions used in valuing the warrants redeemed.  As of March 31, 2010 and December 31, 2009, Warrant Cs to purchase 946,971 and 1,045,456 shares of common stock were outstanding, respectively.  During the three month period ended March 31, 2010, warrants to purchase 98,485 shares of common stock were exercised.

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

Placement Agent Warrants

First Albany Capital (“FAC”) acted as placement agent in connection with the Private Placement. In addition to a cash transaction fee, FAC or its designees were entitled to receive five-year warrants to purchase 218,182 shares of the Company’s common stock at an exercise price of $1.87 per share. These warrants will be callable after the second anniversary of the closing of the Private Placement if the 20-day volume weighted average price per share of the Company’s common stock exceeds 175% of the exercise price. At the direction of FAC, these Placement Agent warrants were issued to First Albany Companies Inc., the parent of FAC.  As of March 31, 2010 and December 31, 2009, Placement Agent warrants to purchase 218,182 shares of common stock were outstanding, respectively.

Accounting for the Warrants

Upon issuance, the Warrant As, Warrant Bs and Warrant Cs, along with the Placement Agent Warrants (together the “Warrants”), did not meet the requirements for equity classification, because such warrants (a) must be settled in registered shares, (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares and (c) provide a cash-out election using a Black-Scholes valuation under various circumstances.  Therefore these Warrants are required to be accounted for as freestanding derivative instruments.  Changes in fair value are recognized as either a gain or loss in the statement of operations under the caption “Change in fair value of notes and warrants.”

Upon issuance, the Company allocated $2.7 million of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $4.9 million and a charge to other expense of $2.2 million.  As of March 31, 2010 and December 31, 2009, the remaining outstanding Warrants have been marked to fair value resulting in a derivative liability of $3.7 million and $29.8 million, respectively.

A summary of the changes in the fair value of the warrant liabilities:

Fair Value of Warrant Liabilities

Balance at December 31, 2008	$2,407,438
Reclassification of Series C Preferred Stock Warrants to liabilities (2)	22,041,541
Fair value adjustment (1)	5,370,471
Balance at April 4, 2009	$29,819,450

Balance at December 31, 2009	$4,976,774
Warrants exercised	(175,328)
Fair value adjustment (1)	(1,088,978)
Balance at March 31, 2010	$3,712,468

(1)          Amounts included in change in fair value of warrant liability on consolidated statement of operations.

(2)          On July 3, 2009, the Company modified certain provisions contained within the common stock purchase warrants issued in connection with the Series C Preferred Stock financing.  See Note C. Significant Accounting Policies and Basis of Consolidation — Warrant Liabilities for a description of the modifications.  As a result of these modifications 19,799,022 of the Company’s issued and outstanding common stock purchase warrants, previously treated as a derivative liability on January 1, 2009 will now be treated as equity pursuant to the derivative treatment exemptions afforded the Company.  In addition, as a result of this modification, the Company will no longer be required to mark these warrants to their fair value each quarter.

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

In estimating the fair value of the Warrants the following methods and significant input assumptions were applied:

Methods

•                  A binomial lattice model was utilized to estimate the fair value of Warrant As and Warrant Cs on the dates in the corresponding table below, as well as the fair value of the Placement Agent Warrants on the dates in the corresponding table below.  The binomial model considers the key features of the Warrants, and is subject to the significant assumptions discussed below.  First, a discrete simulation of the Company’s stock price was conducted at each node and throughout the expected life of the instrument.  Second, an analysis of the higher of a holding position (i.e., fair value of a future node value discounted using an applicable discount rate) or exercise position was conducted relative to each node, which considers the non-exercise period, until a final fair value of the instrument is concluded at the node representing the valuation date.  This model requires the following key inputs with respect to the Company and/or instrument:

	Warrant As
Input	Dec. 31, 2008	Apr. 4, 2009	Jul. 4 2009	Oct. 3 2009	Dec. 31, 2009	Jan. 7, 2010	Jan. 14, 2010	Mar. 31, 2010
Quoted Stock Price	$1.55	$1.88	$1.80	$2.01	$2.82	$2.78	$2.77	$2.42
Exercise Price	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	4.6	4.3	4.0	3.8	3.6	3.6	3.6	3.3
Stock Volatility	73%	75%	75%	75%	75%	75%	75%	75%
Risk-Free Rate	1.44%	1.69%	1.98%	1.72%	2.00%	1.74%	1.74%	1.74%
Dividend Rate	0%	0%	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

	Warrant Cs (1)
Input	Dec. 31, 2008	Apr. 4, 2009	Jul. 4 2009	Oct 3 2009	Dec. 31, 2009	Jan. 14, 2010	Mar. 31, 2010
Quoted Stock Price	$1.55	$1.88	$1.80	$2.01	$2.82	$2.77	$2.42
Exercise Price	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	5.5	5.3	5.0	4.8	4.5	4.5	4.3
Stock Volatility	80%	75%	75%	75%	75%	75%	75%
Risk-Free Rate	1.63%	1.97%	2.43%	2.14%	2.22%	2.22%	2.22%
Dividend Rate	0%	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A	N/A

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

Input	Dec. 31, 2008	Apr. 4, 2009	Jul. 4 2009	Oct. 3 2009	Dec. 31, 2009	Mar. 31, 2010
Quoted Stock Price	$1.55	$1.88	$1.80	$2.01	$2.82	$2.42
Exercise Price	$1.87	$1.87	$1.87	$1.87	$1.87	$1.87
Time to Maturity (in years)	2.55	2.29	2.04	1.79	1.55	1.30
Stock Volatility	80%	75%	85%	80%	75%	75%
Risk-Free Rate	0.89%	1.08%	1.00%	0.77%	0.84%	0.59%
Dividend Rate	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A

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

Note K. Redeemable Convertible Series B and Series C Preferred Stock

Series B Convertible Preferred Stock

On October 31, 2003, the Company completed a $7.7 million equity transaction involving the issuance of 1,535 shares of its Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and warrants to purchase up to 1,228,000 shares of the Company’s common stock, to accredited investors (the “October 2003 Financing Transaction”).  In connection with the October 2003 Financing Transaction, the Company issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock is convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50.  As of March 31, 2010 and December 31, 2009, the conversion price for the Series B Preferred Stock was $1.49, respectively.  As of March 31, 2010 and December 31, 2009, 75 shares of Series B Preferred Stock were outstanding, respectively.  As of March 31, 2010, and December 31, 2009, the liquidation preference of the remaining 75 shares of Series B Preferred Stock was $375,000, respectively, and these were convertible into 251,678 shares of common stock, respectively.

Dividends on Series B Preferred Stock

The shares of Series B Preferred Stock initially bore a cumulative dividend at a rate of 6% per annum; pursuant to its terms, this was increased to a rate of 8% per annum on October 1, 2005. Dividends on the Series B Preferred Stock are payable semi-annually and, except in certain limited circumstances, may be paid by the Company, at its option, either through the issuance of shares of common stock or in cash.  If the Company elects to pay the dividend in shares of common stock, the Company will issue a number of shares of common stock equal to the quotient of the dividend payment divided by the greater of 80% of the average closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the date the dividend is required to be paid, and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 (as of March 31, 2010 and December 31, 2009).  The Company has paid all dividends in shares of common stock, in lieu of cash dividends.

As part of the October 2003 Financing Transaction, the Company also issued warrants to purchase up to 1,228,000 shares of its common stock. These warrants were exercisable for a five-year term and had an initial exercise price of $3.32 per share.  These warrants expired unexercised.

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

Optional Conversion of Series B Preferred Stock

The Series B Preferred Stock is convertible into common stock at any time at the option of the holder. Each outstanding share of Series B Preferred Stock is convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 (as of March 31, 2010 and December 31, 2009). The Series B Preferred Stock has anti-dilution protections which adjust the conversion price, in the event of the issuance of shares of common stock at a price less than the conversion price then in effect.  If the Company issues equity securities for a per share price less than the conversion price of the Series B Preferred Stock, which was initially $2.50, the conversion price will be adjusted downwards using a weighted average calculation.

Mandatory Conversion of Series B Preferred Stock

If certain conditions described below are met, each share of Series B Preferred Stock will be automatically converted into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 (as of March 31, 2010 and December 31, 2009).  Mandatory conversion may only occur if the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market exceeds $5.00 (as adjusted for stock splits, stock dividends, combinations and similar transactions) for 20 consecutive trading days and either the registration statement governing the underlying shares of common stock is effective or the shares of common stock issuable upon conversion of the Series B Preferred Stock can be sold without restriction pursuant to Rule 144 of the Securities Act of 1933.  The mandatory conversion date will be extended for so long as the following events have occurred and are continuing:

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

Failure to Convert

If for any reason upon an optional or mandatory conversion the Company cannot issue shares of common stock which have been registered for resale pursuant to an effective registration statement, then the Company will be obligated to issue as many shares of common stock as its is able to issue.  If the Company does not have enough shares of common stock to cover the conversion of all outstanding shares of Series B Preferred Stock, then with respect to the unconverted shares of Series B Preferred Stock (other than unconverted Series B Preferred Stock resulting from the restrictions described above under “Conversion Restrictions”), the holder will have the right to (i) void its conversion notice, (ii) require the Company to redeem the unconverted shares of Series B Preferred Stock at a price per share equal to $6,250 plus liquidated damages and any accrued but unpaid dividends or (iii) require the Company to issue shares of common stock that have not been registered pursuant to the Securities Act.  If the holder elects redemption, the Company may pay the redemption price either in cash or in shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 (as of March 31, 2010 and December 31, 2009).

Redemption of Series B Preferred Stock

The holders of Series B Preferred Stock are entitled to redeem their shares of Series B Preferred Stock immediately prior to the consolidation, merger or business combination of the Company with another entity (other than pursuant to a migratory merger effected solely for the purpose of changing the jurisdiction of incorporation of the Company or a consolidation, merger or other business combination in which holders of the Company’s voting power immediately prior to the transaction continue after the transaction to hold, directly or indirectly, the voting power of the surviving entity or entities necessary to elect a majority of the members of the board of directors (or their equivalent if other than a corporation) of such entity or entities), the sale or transfer of more than 50% of the Company’s assets (other than inventory in the ordinary course of business) or the closing of a purchase, tender or exchange offer made to the holders of more than 50% of the outstanding common stock.  In such an event, the redemption price per share will equal $6,250 plus any accrued but unpaid dividends and liquidated damages. The Company may pay the redemption price in either cash or shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 (as of March 31, 2010 and December 31, 2009).

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

With respect to the events set forth in the first three bullet points above, the redemption price per share will equal $6,000 plus liquidated damages and any accrued but unpaid dividends. With respect to the event described in the fourth bullet point above, the redemption price per share will be the greater of (i) $6,000 plus liquidated damages and any accrued but unpaid dividends and (ii) the product of the number of shares of common stock issuable upon the relevant shares of Series B Preferred Stock multiplied by the highest closing price for the common stock during the period beginning on the date of first occurrence of the event and ending one day prior to the date of payment of the redemption price.  If the effectiveness of the registration statement lapses, listing is suspended or the holders receive a notice that the Company will not or cannot comply with a conversion notice, the Company may choose to pay the redemption price in shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 (as of March 31, 2010 and December 31, 2009).

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

This private placement occurred in two closings.  The first closing occurred on November 8, 2007.  At the first closing, the Company issued 10,000 shares of Series C Preferred Stock at $1,000 per share for an aggregate gross purchase price of $10.0 million.  These shares, not including accumulated dividends, are currently convertible into 9,615,384 shares of common stock.  The Company also issued warrants to purchase an aggregate of 15,262,072 shares of common stock (the “Tranche I Warrants”).  These warrants are exercisable for a seven-year term and had an initial exercise price of $1.44 per share and were not exercisable until May 8, 2008.  As a result of stockholder approval of the second closing and related matters on December 20, 2007, as described below, the exercise price of these warrants was reduced to $1.25 per share.  The Company considered this a cancellation and reissuance of new warrants and accounted for the change in the fair value of the warrants in the allocation of net proceeds associated with the second closing and treated it as a deemed dividend to the Series C Preferred Stock holders. See “Accounting for the Series C Preferred Stock”  below.

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

In the purchase agreement, the Company also agreed to issue the Investors additional warrants in the event that the holders of certain existing warrants (none of whom are affiliated with the Investors) exercise those warrants in the future.  Upon such exercises, the Company will issue to the Investors additional warrants to purchase common stock equal to one-half of the number of shares of common stock issued upon exercise of these existing warrants.  The exercise price of these warrants will be $1.66 per share (during 2008, prior to the issuance of any such warrants, the warrant holders agreed to change the exercise price to $1.66 per share from $1.25 per share).  During the quarter ended March 31, 2010, as a result of warrant exercises, the Company issued warrants to purchase an aggregate of 157,426 shares of common stock to the Investors; these warrants expire on March 31, 2017.  No additional warrants were issued during the quarter ended March 31, 2010.  The Company valued these warrants using a Black-Scholes option pricing model with the assumptions detailed below at approximately $300,000.  After valuing these warrants the Company allocated the calculated value to the relative fair value of each tranche of preferred stock.  As a result, the Company recorded the allocated value of the warrant and the beneficial conversion feature of $180,000 in the aggregate to the second closing of the Series C Preferred Stock.  The Company recorded a deemed dividend on the Series C Preferred Stock of $360,000 related to the beneficial conversion feature.  See “Accounting for the Series C Preferred Stock” below.

Input	March 31, 2010
Quoted Stock Price	$2.42
Exercise Price	$1.66
Time to Maturity (in years)	7.00
Stock Volatility	80.8%
Risk-Free Rate	2.4%
Dividend Rate	0%

As of March 31, 2010, if all of the remaining existing warrants are exercised, the Company would need to issue warrants to purchase an additional 2,090,498 shares of common stock to the Investors.

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

Accounting for the Series C Preferred Stock

Initially, based on the accounting guidance available at the closing of the Series C Preferred Stock transaction the Company accounted for the transaction by allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series C Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities as follows:

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

The components of the carrying value of the Series C Preferred Stock from inception on November 8, 2007, the years ended December 31, 2008 and December 31, 2009, and the three months ended April 4, 2009 and March 31, 2010, is as follows:

Total

Balance at December 31, 2008	$17,248,593
Accretion of original issue discount to redemption value for the three months ended April 4, 2009	821,494
Dividend for the three months ending April 4, 2009 (1)	321,038
Balance at April 4, 2009	$18,391,125

Balance at December 31, 2009	$22,257,423
Accretion of original issue discount to redemption value for the three months ended March 31, 2010	1,089,191
Dividend for the three months ending March 31, 2010 (1)	355,060
Additional discount from issuance of warrants and beneficial conversion feature	(180,000)
Balance at March 31, 2010	$23,521,674

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

The Company currently designates these warrants as equity instruments; see “Warrant Liabilities” in Note C.

Note L. Stock Option Plans

Stock Option Plans

Under the Company’s 2000, 2002 and 2005 Stock Option Plans (collectively, the “Plans”), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase shares of the Company’s common stock. At March 31, 2010, 7,307,195 stock options are available for future grants under the Plans.

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

The following table summarizes activity of the Company’s stock plans since December 31, 2009:

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(years)	Value
Outstanding at December 31, 2009	10,949,620	$2.14	7.66	$10,096,729
Grants	2,636,000	$2.36
Exercises	(310,689)	$1.58
Cancellations	(275,248)	$1.75
Outstanding at March 31, 2010	12,999,683	$2.20	7.95	$5,888,575

Vested or Expected to vest at March 31, 2010	12,317,306	$2.21	0.80	$5,663,663

Exercisable at March 31, 2010	5,652,300	$2.41	6.71	$3,066,920

Information relating to stock options outstanding as of March 31, 2010 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price

$0.41	to	$1.49	1,914,700	7.43	$1.23	1,211,638	$1.24
$1.51	to	$1.89	857,250	7.59	$1.71	407,563	$1.64
$1.90	to	$1.90	4,852,520	8.06	$1.90	2,128,259	$1.90
$1.91	to	$2.35	3,246,650	9.07	$2.27	585,400	$2.06
$2.40	to	$5.26	1,915,063	7.28	$2.79	1,105,940	$2.99
$9.20	to	$17.56	206,000	0.54	$13.34	206,000	$13.34
$17.75	to	$17.75	7,500	0.61	$17.75	7,500	$17.75
$0.41	to	$17.75	12,999,683	7.95	$2.20	5,652,300	$2.41

Options for the purchase of 5,322,244 shares were exercisable at December 31, 2009, with a weighted average exercise price of $2.44.

As of April 4, 2009, the Company had 92,135 shares of restricted stock outstanding of which 33,565 were vested.  Restricted stock is comprised of restricted stock awards to non-employee consultants of the Company for services to be rendered in fiscal 2009.  The Company valued the restricted stock grants at $165,000, the price of the Company’s stock on the day of the grant ($1.78 per share).  In connection with these restricted stock grants the Company recognized an expense of $37,500 in its general and administrative department for the period ended April 4, 2009 and $22,250 in its cost of product sales line item for the period ended April 4, 2009.  The Company had no unvested shares of restricted stock outstanding as of March 31, 2010.

Options to purchase 310,689 shares were exercised during the three month period ended March 31, 2010, and these options had an intrinsic value of approximately $0.8 million on the date of exercise.  There were no options exercised during the three months ended April 4, 2009.

During 2008, as an inducement to his joining the Company, the Company granted the new Chief Executive Officer an option to acquire 4,796,020 shares of common stock at a price per share equal to $1.90, the closing price of the common stock on May 1, 2008, the date his employment commenced. The option vests over four years, with the first 25% vesting on May 1, 2009 and the balance vesting in equal quarterly installments over the following three years. The option was issued outside of the Company’s 2005 Incentive Compensation Plan.  As of March 31, 2010 and December 31, 2009, this option was outstanding and is included in the above table.

During 2010, as an inducement to his joining the Company, the Company granted the new Chief Financial Officer options to acquire 1,000,000 shares of common stock at a price per share equal to $2.33, the closing price of the common stock on March 15, 2010, the date his employment commenced. The option vests over four years, with the first 25% vesting on March 15, 2011 and the balance vesting in equal quarterly installments over the following three years of these options, one option to purchase 500,000 shares was issued under the Company’s 2005 Plan and one option to purchase 500,000 shares was issued outside of the 2005 Plan.  As of March 31, 2010, these options were outstanding and is included in the above table.

Note M. Warrants

The table below summarizes the Company’s warrants currently outstanding as of March 31, 2010 and activity from December 31, 2009:

		Beginning of						Remaining
		Year Number						Shares of
		of Shares of			2010 Activity			Common
		Common Stock				Warrants		Stock
Date of		Underlying	Exercise		Warrant	Exercised or	Warrants	underlying	Term
Warrant Issuance	Holder of Warrant	Warrant	Price $		Issued	Redeemed	Expired	the warrant	(Years)
August 12, 2005	August 2005 Financing Investors	1,047,777	$1.99			(131,367)		916,410	5
August 12, 2005	Ardour Capital Investment, LLC	93,523	$1.84					93,523	5
July 19, 2006	Warrant A, July 2006 Private Placement	2,090,911	$1.82			(85,000)		2,005,911	7
July 19, 2006	First Albany Warrants	218,182	$1.87					218,182	5
July 17, 2007	Warrant C, July 2006 Private Placement	1,045,456	$1.82			(98,485)		946,971	7
November 8, 2007	Series C Preferred Warrants (2)	15,262,072	$1.25	(1)				15,262,072	7
December 20, 2007	Series C Preferred Warrants	4,449,467	$1.25					4,449,467	7
April 7, 2008	International Master Technologies	100,000	$1.84					100,000	5
June 28, 2008	Series C Preferred Warrant	77,378	$1.66					77,378	7
September 27, 2008	Series C Preferred Warrant	10,105	$1.66					10,105	7
July 3, 2009	Series C Preferred Warrant	380,000	$1.80					380,000	7
October 3, 2009	Series C Preferred Warrant	17,911	$1.66					17,911	7
December 31, 2009	Series C Preferred Warrant	48,384	$1.66					48,384	7
March 31, 2010	Series C Preferred Warrant (3)		$1.66		157,426			157,426	7
Total Warrants outstanding as of March 31, 2010								24,683,740

(1) These warrants originally had an exercise price of $1.44.  Upon the second closing of the Series C Preferred Stock financing on December 20, 2007, these warrants were repriced to $1.25.

(2) These warrants vested in full on May 7, 2008, six months from their date of inception.

(3)  As described above in Note K, the Company issued warrants to purchase 157,426, shares of common stock at $1.66 per share to the Investors as a result of warrant exercises during the three months ended March 31, 2010.   These warrants are immediately exercisable and have a 7 year life.

Note N. Segment Disclosures

Following the sale in 2008 of its Electronics and Power Systems US segments and the classification in 2009 of its Applied Technology segment as part of discontinued operations, and subsequent sale during the quarter ended March 31, 2010, the Company believes it operates in one business segment, Renewable Energy Solutions.

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	For the Three Months ended
	March 31, 2010	April 4, 2009
Revenue by geographic region based on location of customer (1):
United States	$9,006,712	$9,833,197
China	2,175,942	11,700
Czech Republic	3,085,432	1,898,311
Canada	115,243	1,536,641
Rest of World	349,150	—
Total Revenue	$14,732,479	$13,379,849

(1)          Does not include revenue from discontinued operations for all periods presented.

	March 31, 2010	December 31, 2009
Long-lived assets by geographic region based on location of operations (2):
United States	$2,773,807	$2,517,288
Canada	1,982,985	2,116,638
Total long-lived assets	$4,756,792	$4,633,926

(2)          Does not include assets from discontinued operations for all periods presented.

Note O. Restructuring Costs

During the quarter ended March 31, 2010, the Company completed the final steps of its reorganization efforts in accordance with a plan of reorganization approved by the Board of Directors.  As a result of the March 2010 restructuring the Company recorded approximately $0.8 million in payroll related costs.  As of March 31, 2010 approximately $0.6 million remains to be paid to the terminated employees.  None of the terminated employees were required to provide any service to the Company subsequent to their receiving notification.

In August 2009, the Company eliminated certain positions within its operations and sales organizations in accordance with a plan of reorganization approved by the Board of Directors.  As a result of the 2009 restructuring the Company recorded approximately $0.3 million in payroll and related costs.  As of March 31, 2010 all payments have been made to the terminated employees.  None of the terminated employees were required to provide any services to the Company subsequent to their receiving notification.

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

Note P. Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements.  ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material effect on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (the “ASC”) Topic 855 (Subsequent Events).  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement

You should read the following discussion and analysis in conjunction with our consolidated financial statements and notes in Item 1 of this report and with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In addition to the historical information contained in this report, this report contains or incorporates by reference forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934.  You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” , “intends,” “estimates,” and similar expressions, whether in the negative or in the affirmative.  Such forward-looking statements include those related to expected revenue growth, our ability to continue to make interest and principal payments on our Notes in shares of our common stock, our ability to achieve our business plan, and our ability to reduce costs in the future.  Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, these forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.  We caution that these statements are qualified by various factors that may affect future results, including the following: business conditions within the distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive industries and the world economies as a whole; technology developments and contract research and development for both the government and commercial sectors; the ability of our new products in penetrating the distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive markets.  This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, including particularly Part I, Item 1A. “Risk Factors.”

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

Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. The Defense Contract Audit Agency has agreed-upon the final indirect cost rates for the fiscal year ended September 30, 2004. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. For the three months ended March 31, 2010 and for the year ended December 31, 2009, there have been no provisions for anticipated contract losses on commercial contracts.

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

Warranty

We offer warranty coverage for our products for periods typically ranging from 1 to 5 years after shipment. We estimate the anticipated costs of repairing products under warranty based on the historical or expected cost of the repairs and expected failure rates. The assumptions used to estimate warranty accruals are re-evaluated quarterly, at a minimum, in light of actual experience and, when appropriate, the accruals or the accrual percentage is adjusted based on specific estimates of project repair costs and quantity of product returns. Our determination of the appropriate level of warranty accrual is based on estimates of the percentage of units affected and the repair costs. Estimated warranty costs are recorded at the time of sale of the related product, and are recorded within cost of sales in the consolidated statements of operations.

Warrant Liabilities

We determined the fair values of the investor warrants and placement agent warrants using valuation models we consider to be appropriate. Our stock price has the most significant influence on the fair value of the warrants. An increase in our common stock price would cause the fair values of warrants to increase, because the conversion and exercise prices of such instruments are fixed at $1.65 and $1.815 per share, respectively, and result in a charge to our statement of operations. A decrease in our stock price would likewise cause the fair value of the warrants to decrease and result in a credit to our statement of operations.

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

The re-pricing of the exercise price of the first tranche warrants from $1.44 to $1.25, as described in the footnotes to the financial statements, was treated as a cancellation of the original warrants issued on November 8, 2007 and a re-issuance of new warrants on December 21, 2007.  The difference in fair value of the warrant was included in the allocation of net proceeds associated with the second closing of the Series C Preferred Stock on December 21, 2007.  We treated this as a deemed dividend on the Series C Preferred Stock.  We are using the effective interest method to accrete the carrying value of the Series C Preferred stock through November 8, 2011, at which time the value of the Series C Preferred Stock would be $30.0 million, 120% of its face value.

Recent Accounting Pronouncements

See Note P of our Notes to Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2010 (“2010”) Compared to Three Months Ended April 4, 2009 (“2009”)

Revenue.  Total revenue for 2010 increased approximately $1.3 million, or 10.1%, from $13.4 million in 2009 to $14.7 million in 2010.

	Three Months Ended
	March 31,	April 4,
(Amounts in Millions)	2010	2009	Change $	% Change
Product Revenue
Alternative Energy Products	$14.6	$9.2	$5.4	59.2%
Other Legacy	0.1	4.2	(4.1)	(97.5)%
Total Revenue	$14.7	$13.4	$1.3	10.1%

Alternative Energy Product revenue increased by $5.4 million, or 59.2%, from $9.2 million in 2009 to $14.6 million in 2010 due to the continued adoption of our photovoltaic solutions. The increase in Alternative Energy Products was offset by a decrease in revenue of $4.1 million related to legacy product revenue recognized in 2009 and classified as “Other Legacy” product revenue.

Gross Margin. Total Company gross margin increased from 8.2% in 2009 to 13.8% in 2010.  The increase in gross margin over the period of a year ago is due to material cost reduction programs and increased labor efficiency.  The $4.2 million legacy product revenues recognized during 2009 had no gross margin, the amount recognized as revenue equaled the related costs recognized for the period.  Without this single item, our gross margin would have been approximately 12% for the 2009.

Research and development expenses.  We expended approximately $2.7 million on research and development in 2010 compared with $1.9 million spent in 2009.  The increase in spending during 2010 was driven by a planned increase in costs associated with certification of our new products and continued new product development, including increases in our technical staffing.  These additional resources are developing the new products, features and customer solutions which we believe will allow us to take advantage of both short-term and long-term market opportunities.  This investment in research and development is critical to both our current and future success and we anticipate this level of investment to continue.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by approximately $1.3 million, or 28%, from $4.3 million in 2009 to $5.6 million in 2010.  Approximately $1.0 million of the increase was associated with increased corporate costs and approximately $0.3 million of the increase was due to the higher sales and marketing costs directly related to international business development, company re-branding and our continued outbound marketing efforts in 2010 compared to 2009.

Restructuring costs.  In 2010, we eliminated certain positions within our operations and sales organizations in accordance with a plan of reorganization approved by the Board of Directors.  As a result of the 2010 restructuring we recorded approximately $0.8 million in payroll and related costs for 2010.  As of March 31, 2010 approximately $0.6 million remains to be paid to the terminated employees.  None of the terminated employees were required to provide any services subsequent to their receiving notification.

Change in fair value of warrant liabilities.  The change in fair value of the warrants for 2010 was a credit of approximately $1.1 million. This credit related to the change in valuation of our Warrant As and Warrant Cs in 2010. The change in fair value of the warrants for 2009 was a charge of approximately $5.4 million. Approximately $0.7 million related to the change in valuation of our Warrant As and Warrant Cs.  The remaining $4.7 million charge related to the change in fair value of our warrant liabilities was due to our adoption during the period of ASC 815-40-15.  As a result of this adoption, warrants to purchase 19,799,022 shares of our common stock, originally classified as equity, were reclassified to warrant liabilities and were required to be fair valued moving forward.  In July 2009 warrants to purchase 19,799,022 shares of our common stock were modified resulting in these warrants being classified as equity and therefore not requiring any fair value adjustments in the future.

Other Income (expense).  Other expense was approximately $68,000 for 2010 compared to other expense of approximately $139,000 for 2009.  Other expense for 2010 consists primarily of $93,000 of foreign currency translation losses and other fees relating to consulting services for the valuation of our warrant liability as well as other expenses not related to ongoing operations offset by other income not related to operations.  Other expense for 2009 consists primarily of approximately $123,000 foreign currency transaction losses during the period and other fees paid related to consulting services for the valuation of our warrant liability as well as other expenses not related to ongoing operations.

Interest income.  Interest income was $0 in 2010 and 2009, respectively.

Interest expense.  Interest expense decreased $19,000 in 2010 to $63,000  as compared to $82,000 in 2009.  Interest expense for 2010 includes approximately $7,500 of non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock, and $56,000 in interest related to our line of credit during the period.  Interest expense for 2009 includes approximately $29,000 of non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock, and $53,000 in interest related our line of credit during the period.

Income (loss) from discontinued operations.  Income from discontinued operations was approximately $31,000 for the three months ended March 31, 2010 compared to a loss of approximately $42,000 for the three months ended April 4, 2010.  The income (loss) from discontinued operations is a result of the sale of our Applied Technology division.  See Note D. “Discontinued Operations” for more information related to the sale of this division.

Gain on sale of discontinued operations.  As a result of the sale of our Applied Technology division, we recorded income of approximately $500,000.  See Note D. “Discontinued Operations” for more information related to the sale of this division and the composition of the gain calculated.

Deferred Revenue.  Deferred revenue was approximately $7.9 million at March 31, 2010 as compared to $6.0 million at December 31, 2009, an increase of approximately $1.9 million.  We record deferred revenue (i) when a customer pays in advance or (ii) when provisions for revenue recognition on items shipped have not been achieved or the items have not yet been received by the customer due to shipping terms such as FOB destination.  When an item is deferred for revenue recognition purposes, the deferred revenue is recorded as a liability and the deferred costs are recorded as a component of inventory in our consolidated balance sheets.  Deferred revenue also consists of cash received for extended product warranties.  Currently deferred revenue is composed of approximately $1.5 million related to pre-payments on orders currently being manufactured and $6.4 million on deferred revenue related to extended warranties sold to customers that purchased our products.

Liquidity and Capital Resources

As of March 31, 2010, we had approximately $11.7 million of cash, of which approximately $34,000 was restricted.

Based upon our current working capital position, current operating plans and expected business conditions, we believe that our current cash, as well as the availability from our line of credit with Silicon Valley Bank, as amended on April 22, 2010, will be adequate to fund our operations through December 31, 2010.  Beyond 2010, we expect to fund our working capital needs and other commitments primarily through our operating cash flow, which we expect to improve as our product costs continue to decrease and as our unit volumes grow. We also expect to rely on our credit facility to fund a portion of our capital needs and other commitments.  We had availability under our line of credit of $0.4 million as of March 31, 2010.

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

We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of March 31, 2010, we had an accumulated deficit of approximately $237.2 million.  Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities and convertible debt, public security offerings, borrowings under our lines of credit and capital equipment leases.

As of March 31, 2010, our cash and cash equivalents were $11.7 million, including restricted cash and cash equivalents of $34,000; this represents a decrease in our cash and cash equivalents of approximately $1.7 million from the $13.4 million on hand at December 31, 2009. Cash used in operating activities for the three months ended March 31, 2010 was $8.7 million as compared to $4.4 million for the three months ended April 4, 2009. Cash used in operating activities during the three months ended March 31, 2010 was primarily attributable to the net loss of approximately $5.6 million offset by non-cash items such as the change in the fair value of our warrants, depreciation and amortization, deferred revenue, increases in allowances for uncollectible accounts and excess and obsolete inventory, non-cash compensation and consulting expense, non-cash interest expense and decreases in working capital.

Cash provided by investing activities during the three months ended March 31, 2010 was $0.3 million as compared to cash used in investing activities of $0.7 million for the three months ended April 4, 2009.  Cash provided by investing activities for 2010 was from net proceeds of the sale of the Applied Technology division offset by cash used for capital expenditures.  Cash used in investing activities in 2009 was for capital expenditures.

Cash provided by financing activities for the three months ended March 31, 2010 was approximately $6.7 million as compared to cash provided by financing activities of $1.5 million for the three months ended April 4, 2009.  Net cash provided by financing activities during 2010 primarily related to borrowings under our line of credit of $5.6 million and approximately $1.1 million from the exercise of employee stock options and the exercise of warrants.  Net cash provided by financing activities during 2009 related to net borrowings under our line of credit of $1.5 million.

Cash used in discontinued operations was approximately $62,000 for 2010 as compared to cash provided by discontinued operations of approximately $151,000 for 2009.  Net cash used in operating activities from discontinued operations was approximately $62,000 in 2010 compared to cash provided by discontinued operations of approximately $151,000 in 2009.  Net cash used in investing activities from discontinued operations was $0 in 2010 and 2009.  Net cash used in financing activities from discontinued operations was $0 in 2010 and 2009.

Payments Due Under Contractual Obligations

We lease equipment and office space under non-cancelable capital and operating leases. The future minimum rental payments as of March 31, 2010 under the capital and operating leases with non-cancelable terms are included in the table below:

Calendar Years Ending December 31,	Operating Leases

2010	$976,845
2011	$941,343
2012	$398,355
2013	$243,525
2014	$251,643
Thereafter	$411,287
Total	$3,222,998

We lease equipment and office space under non-cancelable capital and operating leases. The future minimum rental payments, as of March 31, 2010, under the capital and operating leases with non-cancelable terms are included in the table above.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities. Interest on outstanding balances under our credit facility with Silicon Valley Bank accrues at a rate equal to the Bank’s prime rate of interest plus 1.0% per annum (as of March 31, 2010). Our ability to carry out our business plan or our ability to finance future working capital requirements may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to routine litigation and proceedings in the ordinary course of business.  We are not aware of any other current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or net cash flows.

Item 1A. Risk  Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

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

SATCON TECHNOLOGY CORPORATION
Date: May 10, 2010	By:

/s/ DONALD R. PECK
Donald R. Peck
Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1

Fourth Loan Modification Agreement, dated as of February 18, 2010, between Silicon Valley Bank and the Registrant, Satcon Power Systems, Inc., Satcon Applied Technology, Inc., Satcon Electronics, Inc., and Satcon Power Systems Canada Ltd.

10.2

Fifth Loan Modification Agreement, dated as of March 10, 2010, between Silicon Valley Bank and the Registrant, Satcon Power Systems, Inc., Satcon Applied Technology, Inc., Satcon Electronics, Inc., and Satcon Power Systems Canada Ltd.

10.3	Donald R. Peck Employment Offer Letter dated March , 2010.
10.4	Donald R. Peck Incentive Stock Option Agreement dated March 15, 2010.
31.1	Certification by Principal Executive Officer and Interim Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002