Form 10-Q
period 2010-06-30
SATCON TECHNOLOGY CORP
filed 2010-08-09
CIK 889423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Common Stock, $0.01 Par Value,

72,613,295 shares outstanding as of August 1, 2010.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$14,381,207	$13,369,208
Restricted cash and cash equivalents	—	34,000
Accounts receivable, net of allowance of $1,154,187 and $196,909 at June 30, 2010 and December 31, 2009, respectively	28,545,956	17,577,640
Unbilled contract costs and fees	174,342	202,228
Inventory	18,685,977	11,898,571
Prepaid expenses and other current assets	2,192,588	717,535
Current assets of discontinued operations	—	35,004

Total current assets	63,980,070	43,834,186
Property and equipment, net	4,898,343	4,633,926
Non-current assets of discontinued operations	—	224,227

Total assets	$68,878,413	$48,692,339

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$9,360,912	$3,000,000
Notes payable, current portion	615,690	—
Accounts payable	20,166,133	20,751,975
Accrued payroll and payroll related expenses	2,733,425	2,235,349
Other accrued expenses	3,802,181	2,710,568
Accrued restructuring costs	375,023	38,034
Deferred revenue, current portion	7,052,199	451,008
Current liabilities of discontinued operations	—	117,702
Total current liabilities	44,105,563	29,304,636
Warrant liabilities	4,446,742	4,976,774
Notes payable, net of current portion and discount of $1,070,637	10,313,673	—
Deferred revenue, net of current portion	7,407,674	5,531,413
Redeemable convertible Series B preferred stock (75 shares issued and outstanding at June 30, 2010 and December 31, 2009; face value $5,000 per share; liquidation preference at June 30, 2010 $375,000)	375,000	375,000
Other long-term liabilities	232,818	280,472
Total liabilities	66,881,470	40,468,295
Commitments and contingencies (Note H)
Redeemable convertible Series C preferred stock (25,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, face value $1,000 per share, liquidation preference $28,219,863 and $27,600,000 at June 30, 2010 and December 31, 2009 respectively)	24,759,305	22,257,423

Stockholders’ deficit:
Common stock; $0.01 par value, 200,000,000 shares authorized; 72,126,226 and 70,567,781 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	$721,262	$705,678
Additional paid-in capital	221,766,836	218,599,384
Accumulated deficit	(243,820,892)	(231,656,734)
Accumulated other comprehensive loss	(1,429,568)	(1,681,707)
Total stockholders’ deficit	(22,762,362)	(14,033,379)
Total liabilities and stockholders’ deficit	$68,878,413	$48,692,339

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	July 4, 2009	June 30, 2010	July 4, 2009

Product revenue	$27,627,473	$7,627,619	$42,359,952	$21,007,468

Cost of product revenue	21,890,030	7,935,446	34,589,139	20,220,484

Gross margin	5,737,443	(307,827)	7,770,813	786,984

Operating expenses:
Research and development	2,711,070	2,244,162	5,442,855	4,115,424
Selling, general and administrative	8,282,484	4,417,941	13,862,366	8,766,222
Restructuring charge	—	—	783,701	—

Total operating expenses from continuing operations	10,993,554	6,662,103	20,088,922	12,881,646

Operating loss from continuing operations	(5,256,111)	(6,969,930)	(12,318,109)	(12,094,662)

Change in fair value of warrant liabilities	(857,965)	1,776,137	231,013	(3,594,334)
Other (loss) income, net	(251,043)	(486,649)	(319,458)	(625,590)
Interest income	10	1,836	185	5,567
Interest expense	(226,169)	(137,823)	(289,396)	(220,184)
Net loss from continuing operations	(6,591,278)	(5,816,429)	(12,695,765)	(16,529,203)

Gain on sale of discontinued operations, net	—	—	500,217	—
Income (loss) from discontinued operations, net	—	(16,511)	31,390	(58,193)
Net loss	(6,591,278)	(5,832,940)	(12,164,158)	(16,587,396)

Deemed dividend and accretion on Series C preferred stock	(1,538,934)	(887,526)	(2,808,125)	(1,709,020)
Dividend on Series C preferred stock	(368,697)	(387,051)	(723,757)	(708,089)
Net loss attributable to common stockholders	$(8,498,909)	$(7,107,517)	$(15,696,040)	$(19,004,505)

Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.12)	$(0.13)	$(0.22)	$(0.36)
From loss on discontinued operations	—	—	—	—
From gain on sale of discontinued operations	—	—	—	—
Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.12)	$(0.13)	$(0.22)	$(0.36)

Weighted average number of common shares, basic and diluted	71,512,306	54,717,764	71,216,831	53,127,814

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the six months ended June 30, 2010

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit	Comprehensive Loss

Balance, December 31, 2009	70,567,781	$705,678	$218,599,384	$(231,656,734)	$(1,681,707)	$(14,033,379)

Net loss	—	—	—	(12,164,158)	—	(12,164,158)	(12,164,158)

Issuance of warrants to Series C preferred stockholders	—	—	515,000	—	—	515,000	—

Beneficial conversion feature on Series C preferred stock	—	—	515,000	—	—	515,000	—

Series C preferred stock deemed dividend	—	—	(515,000)	—	—	(515,000)	—

Issuance of common stock in connection with the exercise of stock options	838,144	8,381	1,117,587	—	—	1,125,968	—

Issuance of common stock in connection with the exercise of warrants to purchase common stock	710,234	7,102	1,842,217	—	—	1,849,319	—

Issuance of warrants in connection with subordinated debt financing	—	—	910,612	—	—	910,612	—
							—
Accretion of Series C preferred stock to its redemption value	—	—	(2,293,125)	—	—	(2,293,125)	—

Dividend on Series C preferred stock	—	—	(723,757)	—	—	(723,757)	—

Dividend on Series B preferred stock	10,067	101	14,899	—	—	15,000	—

Employee stock-based compensation	—	—	1,784,019	—	—	1,784,019	—

Foreign currency translation adjustment	—	—	—	—	252,139	252,139	252,139

Comprehensive loss	—	—	—	—	—	—	$(11,912,019)

Balance, June 30, 2010	72,126,226	$721,262	$221,766,836	$(243,820,892)	$(1,429,568)	$(22,762,362)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2010	July 4, 2009
Cash flows from operating activities:
Net loss	$(12,164,158)	$(16,587,396)
Net (income) loss from discontinued operations	(31,390)	58,193
Gain on sale of discontinued operations	(500,217)	—
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	778,585	519,014
Provision for uncollectible accounts	951,055	9,964
Provision for excess and obsolete inventory	392,223	—
Non-cash compensation expense related to issuance of stock options and issuance of common stock to 401(k) Plan	1,802,376	1,526,379
Change in fair value of warrant liabilities	(231,013)	3,594,334
Non-cash expense associated with the issuance of warrants	—	515,000
Non-cash interest expense	28,475	112,406
Changes in operating assets and liabilities:
Accounts receivable	(11,402,719)	3,295,522
Unbilled contract costs and fees	27,886	184,977
Prepaid expenses and other assets	(1,467,409)	81,939
Inventory	(6,701,797)	5,191,014
Accounts payable	(1,073,210)	(1,865,760)
Accrued expenses and payroll	1,453,941	887,405
Accrued contract loss	—	(1,149,684)
Accrued restructuring	323,521	(310,464)
Deferred revenue, current and long term portion	8,225,794	(3,287,340)
Other long term liabilities	(47,654)	(365,023)
Total adjustments	$(6,939,946)	$8,939,683
Net cash used in operating activities in continuing operations	$(19,635,711)	$(7,589,520)

Cash flows from investing activities:
Purchases of property and equipment	$(973,481)	$(1,210,181)
Net cash used in investing activities in continuing operations	$(973,481)	$(1,210,181)

Cash flows from financing activities:
Net borrowings under line of credit	$6,360,912	—
Net proceeds from notes payable	11,826,500	—
Net proceeds from public sale of common stock	—	21,513,225
Reduction of restricted cash	34,000	—
Net proceeds from exercise of options to purchase common stock	1,125,968	7,142
Net proceeds from exercise of warrants to purchase common stock	1,550,300	—
Net cash provided by financing activities in continuing operations	$20,897,680	$21,520,367
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	$(61,921)	$310,047

Net cash provided by investing activities of discontinued operations	$716,700	—

Net increase (decrease) in cash and cash equivalents from discontinued operations	$654,779	$310,047
Effects of foreign currency exchange rates on cash and cash equivalents	$68,732	$(94,623)
Net increase in cash and cash equivalents	$1,011,999	$12,936,090
Cash and cash equivalents at beginning of period	$13,369,208	$9,957,716
Cash and cash equivalents at end of period	$14,381,207	$22,893,806

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash Investing and Financing Activities:

	Six Months Ended
	June 30, 2010	July 4, 2009
Employee stock-based compensation (1)	$1,784,019	$1,530,524
Common stock issued related to 401(k) contributions	—	107,959
Accretion of redeemable convertible preferred stock discount and dividends	3,531,882	2,417,109
Issuance of warrants and beneficial conversion feature	515,000	—
Modification of warrants to purchase common stock	—	515,000
Common stock issued in lieu of dividends on redeemable convertible Series B preferred stock	15,000	71,370
Conversion of Series B Preferred Stock into common stock	—	1,075,000
Exercise of warrant liabilities for common stock	299,019	—
Adjustment to conversion price of Series B Preferred Stock	—	55,369

Interest and Income Taxes Paid:
Interest	$260,919	$107,778
Income taxes	—	—

(1) Includes $(18,357) and $48,646 related to discontinued operations for the six month periods ended June 30, 2010 and July 4, 2009, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 (“2010”) AND JULY 4, 2009 (“2009”)

(Unaudited)

Note A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Satcon and its wholly owned subsidiary (Satcon Power Systems Canada, Ltd.) and its discontinued operating subsidiaries (Satcon Applied Technology, Satcon Electronics, Inc. and Satcon Power Systems, Inc.) (collectively, the “Company”) as of June 30, 2010 and for the three and six months ended June 30, 2010 and July 4, 2009 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note B. Realization of Assets and Liquidity

The Company anticipates that its current cash along with the availability under its credit facility with Silicon Valley Bank and amounts received in the June 2010 subordinated debt financing will be sufficient to fund its operations through at least December 31, 2010. The Company has developed a business plan that envisions a significant increase in revenue from the results experienced in the recent past and that allows the Company to remain in compliance with the covenants of the credit facility. Although the Company believes it has developed a realistic business plan, there is no assurance that it can achieve these objectives. Accordingly, if the Company is unable to realize its business plan or does not remain in compliance with the covenants of the credit facility, the Company may need to raise additional funds in the future in order to sustain operations by selling equity or taking other actions to conserve its cash position, which could include selling of certain assets and incurring additional indebtedness, subject to the restrictions in the 2007 preferred stock financing and in the credit facility with Silicon Valley Bank and those restrictions contained within our subordinated debt instrument. Such actions would likely require the consent of the investors in the preferred stock financing (the “Investors”), Silicon Valley Bank and/or the lender of the subordinated debt, and there can be no assurance that such consents would be given. Furthermore, there can be no assurance that the Company will be able to raise such funds if they are required.

Note C. Significant Accounting Policies and Basis of Consolidation

There have been no material changes from the Significant Accounting Policies and Basis of Presentation previously disclosed in Part II, Item 8, contained within “Notes to Consolidated Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

Basis of Consolidation

The consolidated financial statements include the accounts of Satcon and its wholly owned subsidiary (Satcon Power Systems Canada, Ltd.) and its discontinued operating subsidiaries (Satcon Applied Technology, Satcon Electronics, Inc. and Satcon Power Systems, Inc.). All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product passes upon shipment of the product, as the products are typically shipped FOB shipping point, unless otherwise agreed upon in advance with the customer. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless the Company can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied. When appropriate the Company provides for a warranty reserve at the time the product revenue is recognized. If a contract involves the provisions of multiple elements and the elements qualify for separation, total estimated contract revenue is allocated to each element based on the relative fair value of each element provided. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue is recognized on each element as described above.

Cost of product revenue includes materials, labor and overhead.

Deferred revenue consists of cash received for extended product warranties, preventative maintenance plans and up-time guarantee programs. Deferred revenue also consists of amounts billed to customers in advance of services performed, product shipped or installation completed. When an item is deferred for revenue recognition purposes, the deferred revenue is recorded as a liability and the deferred costs are recorded as a component of inventory in the consolidated balance sheets.

Unbilled Contract Costs and Fees and Funded Research and Development Costs in Excess of Billings

Unbilled contract costs and fees represent revenue recognized in excess of amounts billed due to contractual provisions or deferred costs that have not been recognized as revenue or billed to the customer.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly-liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At June 30, 2010 and December 31, 2009, the Company has restricted cash of $0 and $34,000, respectively.

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

Foreign Currency Translation

As of April 1, 2010, the Company determined that the functional currency of its foreign subsidiary is the US dollar. As the functional currency changed from the foreign currency to the reporting currency, the translation adjustments as of April 1, 2010 remains as a component of accumulated other comprehensive income (loss). Prior to this determination, the functional currency had been the local currency, assets and liabilities were translated at the rates in effect at the balance sheet date, while stockholders’ equity (deficit) including the long-term portion of intercompany advances is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments were included as a component of accumulated other comprehensive income (loss). Foreign currency gains and losses were a charge of $0.3 million and a gain of $0.1 million for the three months ended June 30, 2010 and July 4, 2009, respectively. Foreign currency gains and losses were a charge of $0.4 million and $0.1 million for the six months ended June 30, 2010 and July 4, 2009, respectively. All foreign currency transaction gains and losses are recorded as a component of other income (expense).

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

The Company uses the Black-Scholes valuation model for valuing options. This model incorporates several assumptions, including volatility, expected life and discount rate. The Company uses historical volatility as it believes it is more reflective of market conditions and a better indicator of volatility. The Company uses historical information in the calculation of expected life for its “plain-vanilla” option grants. If the Company determines that another method used to estimate expected volatility is more reasonable than the Company’s current methods, or if another method for calculating these input assumptions is prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives would result in an increase to share-based compensation determined at the date of grant.

The Company recognized the full impact of its share-based compensation plans in the consolidated financial statements for the three and six months ended June 30, 2010 and July 4, 2009 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table presents share-based compensation expense included in the Company’s consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30, 2010	July 4, 2009	June 30, 2010	July 4, 2009
Cost of product revenue	$62,012	$38,135	$112,625	$86,763
Research and development	128,234	85,061	222,417	169,535
Selling, general and administrative expenses	891,413	702,430	1,467,334	1,225,580

Share based compensation expense from continuing operations before tax	1,081,659	825,626	1,802,376	1,481,878

Share based compensation expense from discontinued operations	—	22,581	(18,357)	48,646

Total share based compensation expense before tax	1,081,659	848,207	1,784,019	1,530,524

Income tax benefit	—	—	—	—

Net share-based compensation expense	$1,081,659	$848,207	$1,784,019	$1,530,524

Compensation expense associated with the granting of stock options to employees is being recognized on a straight-line basis over the service period of the option. In instances where the actual compensation expense would be greater than that calculated using the straight-line method, the actual compensation expense is recorded in that period.

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2010 and July 4, 2009 were $2.49 and $1.93 and $2.38 and $1.96, respectively, per option. The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2010	July 4, 2009	June 30, 2010	July 4, 2009
Assumptions:
Expected life	5.0 to 5.6 (1)	5.0 to 6.25 years (1)	5.0 to 6.25 years (1)	5.0 to 6.25 years (1)
Expected volatility ranging from	72.4% to 76.5% (2)	72.9% - 82.96%(2)	72.4% to 76.5% (2)	72.9% - 82.96% (2)
Dividends	none	none	none	none
Risk-free interest rate	1.10% (3)	1.50% (3)	1.10% to 2.50% (3)	1.50% to 2.00% (3)
Forfeiture Rate (4)	0% to 6.25%	0% to 6.25%	0% to 6.25%	0% to 6.25%

(1)

The option life for the three months ended June 30, 2010 was determined using actual option experience. Prior to March 31, 2010, the option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options

(2)

The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.
(3)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
(4)	The estimated forfeiture rate for each option grant is between 0% - 6.25%. The Company periodically reviews the estimated forfeiture rate, in light of actual experience.

At June 30, 2010 approximately $9.2 million in unrecognized compensation expense remains to be recognized over a weighted average period of 2.2 years. The table below summaries the recognition of the deferred compensation expense associated with employee stock options over the next four years as follows:

Non Cash
Stock-Based
Compensation
Calendar Years Ending December 31,	Expense

2010	$1,812,681
2011	3,608,461
2012	2,247,464
2013	1,250,034
2014	238,822

Total	$9,157,462

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk principally consist of cash equivalents, trade accounts receivable, unbilled contract costs and deposits in bank accounts. The Company deposits its cash and invests in short-term investments primarily through a national commercial bank. Deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) are exposed to loss in the event of nonperformance by the institution. The Company has cash deposits in excess of the FDIC insurance coverage.

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

Significant customers are defined as those customers that account for 10% or more of total net revenue in a fiscal year or 10% or more of accounts receivable and unbilled contract costs and fees at the end of a fiscal period. For the three and six months ended June 30, 2010, there were two customers and two customers that were deemed significant with regards to revenue, respectively. For the three and six months ended June 30, 2010, these customers accounted for approximately 30.1%, or approximately $8.3 million and approximately 25.1%, or approximately $10.6 million, of revenue. At June 30, 2010, there was one customer that was deemed significant with regards to accounts receivable. At June 30, 2010, this customer accounted for approximately 14.8%, or approximately $4.4 million, of accounts receivable. For the three and six months ended July 4, 2009, there were three and four customers that were deemed significant with regards to revenue. For the three months ended July 4, 2009, these customers accounted for approximately 42%, or approximately $3.9 million, of revenue. For the six months ended July 4, 2009, these customers accounted for approximately 54% or approximately $13.1 million, of revenue. At July 4, 2009, there are three customers that were deemed significant with regards to accounts receivable. At July 4, 2009, these customers accounted for approximately 51%, or approximately $4.5 million, of accounts receivable.

Research and Development Costs

The Company expenses research and development costs as incurred. Cost of research and development and other revenue includes costs incurred in connection with both funded research and development and other revenue arrangements and unfunded research and development activities.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss and foreign currency translation adjustments prior to the changing of the functional currency in Canada to the US dollar.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable and the line of credit. The estimated fair values of these financial instruments approximate their carrying values at June 30, 2010 and December 31, 2009. The estimated fair values have been determined through information obtained from market sources and management estimates. The Company’s warrant liability is recorded at fair value. See “Fair Value Measurements” below.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2010 are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds (2)	$—	$—	$—	$—

Total Assets	$—	$—	$—	$—

Liabilities
Warrant liabilities (1)	$4,446,742	$—	$4,446,742	$—

Total Liabilities	$4,446,742	$—	$4,446,742	$—

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2009 are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds (2)	$10,003,805	$10,003,805	$—	$—

Total Assets	$10,003,805	$10,003,805	$—	$—

Liabilities
Warrant liabilities (1)	$4,976,774	$—	$4,976,774	$—

Total Liabilities	$4,976,774	$—	$4,976,774	$—

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

Redeemable Convertible Series B Preferred Stock

The Company initially accounted for its issuance of Series B Preferred Stock and associated warrants by allocating the proceeds received net of transaction costs based on the relative fair value of the Series B Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities. The Company determined the initial value of the Series B Preferred Stock and investor warrants using valuation models it considers to be appropriate. The Series B Preferred Stock is classified within the liability section of the Company’s balance sheet. To the extent that the Series B Preferred Stock is subject to a remeasurement event or is otherwise modified, the Series B Preferred Stock will be reclassified to temporary equity.

Redeemable Convertible Series C Preferred Stock

The Company initially accounted for its issuance of Series C Preferred Stock and associated warrants by allocating the proceeds received net of transaction costs based on the relative fair value of the Series C Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities. The Series C Preferred Stock is classified as temporary equity on the balance sheet. The Company determined the initial value of the Series C Preferred Stock and investor warrants using valuation models it considers to be appropriate. The Company is using the effective interest method to accrete the carrying value of the Series C Preferred Stock through the earliest possible redemption date (November 8, 2011), at which time the value of the Series C Preferred Stock would be $30.0 million or 120% of its face value and dividends.

Note D. Discontinued Operations

On January 10, 2010, the Company sold its Applied Technology business unit for approximately $0.7 million in cash, net of closing costs. Prior to the sale the Applied Technology business unit was reported by the Company as its own operating segment. Operations associated with the Applied Technology business unit have been classified as discontinued operations in the accompanying consolidated statements of operations, and cash flows associated with this segment are included in cash flows from discontinued operations in the consolidated statements of cash flows. The Company evaluated the assets of the Applied Technology business unit and as of December 31, 2009 has classified them as held for sale. The Company recorded a gain on the sale of the Applied Technology business unit of approximately $0.5 million in its results of operations for the six months ended June 30, 2010.

Net sales from discontinued operations were $0.1 million and $3.0 million for the six months ended June 30, 2010 and July 4, 2009, respectively. Net income (loss) from discontinued operations was income of approximately $31,000 for the six months ended June 30, 2010 and a net loss of approximately $17,000 and $58,000 for the three and six months ended July 4, 2009, respectively.

The Company has not allocated interest to discontinued operations. The Company has eliminated all intercompany activity associated with discontinued operations.

The net assets of the Applied Technology division as December 31, 2009 consisted of the following, which have been reclassified in the accompanying consolidated balance sheets:

December 31, 2009
Prepaid expenses	$35,004
Current assets of discontinued operations	$35,004
Property and equipment, net	$56,076
Goodwill other long-term assets	$168,151
Non-current assets of discontinued operations	$224,227
Accrued payroll and related expenses	$117,702
Current liabilities of discontinued operations	$117,702
Long-term liabilities of discontinued operations	$—

Note E. Loss per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended		Six Months Ended
	June 30, 2010	July 4, 2009	June 30, 2010	July 4, 2009
Loss from continuing operations	$(6,591,278)	$(5,816,429)	$(12,695,765)	$(16,529,203)

Income (loss) from discontinued operations	—	(16,511)	31,390	(58,193)
Gain on sale of discontinued operations	—	—	500,217	—
Accretion and dividends and deemed dividends on Series C Preferred Stock	(1,907,631)	(1,274,577)	(3,531,882)	(2,417,109)
Net loss attributable to common shareholders	$(8,498,909)	$(7,107,517)	$(15,696,040)	$(19,004,505)
Basic and diluted:
Common shares outstanding, beginning of period	71,193,322	51,549,472	70,567,781	51,479,821
Weighted average common shares issued during the period	318,984	3,168,292	649,050	1,647,993
Weighted average shares outstanding—basic and diluted	71,512,306	54,717,764	71,216,831	53,127,814

Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.12)	$(0.13)	$(0.22)	$(0.36)
From gain (loss) on discontinued operations	—	—	—	—
From gain on sale of discontinued operations	—	—	—	—
Net loss per weighted average share, basic and diluted	$(0.12)	$(0.13)	$(0.22)	$(0.36)

As of June 30, 2010 and July 4, 2009, shares of common stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive.  In addition, shares of common stock issuable upon the conversion of Series B Preferred Stock and Series C Preferred Stock and related dividends were excluded from the diluted weighted average common shares outstanding as their effect would also have been antidilutive.   Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, except when the effect would be antidilutive.

The table below summarizes the actual number of options and warrants and convertible preferred stock that were excluded from the calculation above due to their effect being antidilutive:

	June 30, 2010	July 4, 2009
Common Stock issuable upon the exercise of:
Options	12,446,133	11,169,620
Warrants	24,929,322	25,730,932
Total Options and Warrants excluded	37,375,455	36,900,552

Common Stock issuable upon the conversion of redeemable convertible Series B Preferred Stock	251,678	251,678
Common Stock issuable upon the conversion of redeemable convertible Series C Preferred Stock	27,134,484	25,945,732

The table below details out shares of common stock underlying securities for which the securities would have been considered dilutive at June 30, 2010 and July 4, 2009, had the Company not been in a loss position:

	# of Underlying Common Shares
	June 30, 2010	July 4, 2009
Employee stock options	12,037,633	3,141,950
Warrants to purchase common stock	24,929,322	20,330,537
Series B Convertible Preferred Stock	251,678	251,678
Series C Convertible Preferred Stock	27,134,484	25,945,732
Total	64,353,117	49,669,897

Note F. Inventory

Inventory components at the end of each period were as follows:

	June 30, 2010	December 31, 2009
Raw material	$7,862,041	$7,268,446
Work-in-process	3,772,906	2,588,205
Finished goods	7,051,030	2,041,920
	$18,685,977	$11,898,571

Note G. Legal Matters

From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business.

The Company is not aware of any current or pending litigation in which the Company is or may be a party that it believes could materially adversely affect the results of operations or financial condition.

Note H. Commitments and Contingencies

Operating Leases

The Company leases its facilities under various operating leases that expire through October 2016.

Future minimum annual rentals under lease agreements at June 30, 2010 are as follows:

Fiscal Year
2010	$652,555
2011	967,947
2012	424,960
2013	243,525
2014	251,643
thereafter	411,287
Total	$2,951,917

Letters of Credit:

The Company utilized a standby letter of credit to satisfy a security deposit requirement and in some instances utilizes a standby letter of credit to satisfy warranty commitments. Outstanding standby letters of credit as of June 30, 2010 and December 31, 2009 were $0 and $34,000, respectively.  The Company is required to pledge cash as collateral on these outstanding letters of credit. As of June 30, 2010 and December 31, 2009, the cash pledged as collateral for these letters of credit was $0 and $34,000, respectively, and is included in restricted cash and cash equivalents on the consolidated balance sheets.

Employment Agreements

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

On February 18, 2010, the Company entered into the Fourth Loan Modification Agreement with the Bank.  The Fourth Loan Modification modified the term of the Loan Agreement to originally expire on March 19, 2010.

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

On April 22, 2010, the Company entered into the Sixth Loan Modification Agreement with the Bank providing for a new $5,000,000 non-formula sublimit within its overall $10,000,000 borrowing facility.  This new sublimit provides the Company with working capital borrowing capacity in excess of the amount that would otherwise be available under its existing formula based on accounts receivable.  The availability of the new sublimit was to be reduced by $2,500,000 on June 29, 2010 and was subject to the Company meeting prescribed liquidity, tangible net worth and other covenants.

On June 16, 2010, the Company entered into the Seventh Loan Modification Agreement with the Bank that reduced the existing $5,000,000 non-formula sub limit of the borrowing facility to $2,500,000 as of July 1, 2010 and $0 as of August 30, 2010.  The Company will continue to be able to borrow up to $10,000,000 from the Bank under the Loan Agreement on a formula basis.

As of June 30, 2010 and December 31, 2009, the Company had $9.4 million and $3.0 million outstanding under the Loan Agreement and the Bank’s prime rate was 4%.  The rate used was the Bank’s prime rate of 4% plus 1% (or 5% at June 30, 2010 and December 31, 2009).   The Company’s non-formula based borrowings interest rate at June 30, 2010 was 8%.

The Company has certain financial covenants under the Loan Agreement.  At June 30, 2010, the Company’s most restrictive covenant under the line of credit was a minimum tangible net worth covenant, as defined, which was set at approximately $14.0 million.  At June 30, 2010, the Company’s minimum tangible net worth, as defined, was approximately $18.5 million.  The Company also has a liquidity covenant, as defined, which was set at approximately $4.0 million.  As of June 30, 2010, the Company’s liquidity, as defined, was approximately $14.4 million, which exceeded the covenant requirement.  As of June 30, 2010, the Company had $0.1 million available under the line of credit.

Notes Payable

On June 16, 2010, the Company entered into a Venture Loan and Security Agreement with Compass Horizon Funding Company LLC (the “Lender”) pursuant to which the Lender has loaned the Company $12,000,000 (the “Subordinated Loan”).  After the Lender’s closing fees and expenses, the net proceeds to the Company were $11,826,500.  Interest on the Subordinated Loan will accrue at a rate per annum equal to 12.58%.  The Subordinated Loan is subordinated to up to $15,000,000 of senior indebtedness, provided that from and after August 31, 2010, the senior indebtedness cannot exceed an amount equal to 80% of the Company’s accounts receivable plus 40% of its inventory.  The Subordinated Loan is to be repaid over 42 months following the closing.  During the first 9 months after the closing the Company is only required to pay interest on the Subordinated Loan and thereafter the Subordinated Loan will be repaid in 33 substantially equal monthly installments of interest and principal.  In connection with the Subordinated Loan, the Company has issued to the Lender five year warrants to acquire up to an aggregate of 591,716 shares of the Company’s common stock at an exercise price of $2.4336 per share (which was the 20-day trailing volume weighted average price of the Company’s common stock).  The relative fair value of the warrants was $0.9 million and will be recorded as interest expense over the term of the loan.   The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions:

June 16, 2010
Assumptions:
Expected life	5 years
Expected volatility	74.9%
Dividends	none
Risk-free interest rate	2.0%

The Subordinated Loan is to be repaid over 42 months as follows:

Fiscal Year	Principal Repayment
2010	$—
2011	2,541,720
2012	4,233,191
2013	4,797,531
2014	427,558
Total	$12,000,000

Note I. Product Warranties

The Company provides a warranty to its customers for most of its products sold.  In general the Company’s warranties are for one year after the sale of the non-photovoltaic product and five years for photovoltaic inverter product sales.  The Company reviews its warranty liability quarterly.    The Company’s estimate for product warranties is based on an analysis of actual expenses by specific product line and estimated future costs related to warranty.  Factors taken into consideration when evaluating the Company’s warranty reserve are (i) historical claims for each product, (ii) the development stage of the product, (iii) volume increases, (iv) life of warranty and (v) other factors.  To the extent actual experience differs from the Company’s estimate, the provision for product warranties will be adjusted in future periods.  Such differences may be significant.

Accrued warranty is included in other accrued expenses on the Company’s Consolidated Balance Sheets.  The following is a summary of the Company’s accrued warranty activity for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2010	July 4, 2009	June 30, 2010	July 4, 2009
Balance at beginning of period	$2,221,885	$1,939,255	$1,869,579	$1,982,087
Provision	855,898	336,153	1,385,517	835,461
Usage	(234,924)	(237,516)	(412,237)	(779,656)
Balance at end of period	$2,842,859	$2,037,892	$2,842,859	$2,037,892

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

For so long as any Warrant As remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less than $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A.  As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note K below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right.  During the fourth quarter of fiscal 2007, the Company paid approximately $1.4 million to redeem Warrant As representing 1,242,426 shares of common stock.  During the first quarter of fiscal 2008, the Company paid approximately $0.4 million to redeem Warrant As representing 303,031 shares of common stock.  See table below for assumptions used in valuing the warrants redeemed.  As of June 30, 2010 and December 31, 2009, Warrant As to purchase 1,877,426 and, 2,090,911 shares of common stock were outstanding, respectively.  During the six month period ended June 30, 2010, warrants to purchase 213,485 shares of common stock were exercised.

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

For so long as any Warrant Cs remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant Cs for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant C. As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note K below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right.  During the fourth quarter of fiscal 2007, the Company paid approximately $0.7 million to redeem Warrant Cs representing 621,215 shares of common stock.  During the quarter ended March 29, 2008, the Company paid approximately $0.2 million to redeem Warrant Cs representing 151,516 shares of common stock. See table below for assumptions used in valuing the warrants redeemed.  As of June 30, 2010 and December 31, 2009, Warrant Cs to purchase 946,971 and 1,045,456 shares of common stock were outstanding, respectively.  During the six month period ended June 30, 2010, warrants to purchase 98,485 shares of common stock were exercised.

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

Placement Agent Warrants

First Albany Capital (“FAC”) acted as placement agent in connection with the Private Placement. In addition to a cash transaction fee, FAC or its designees were entitled to receive five-year warrants to purchase 218,182 shares of the Company’s common stock at an exercise price of $1.87 per share. These warrants will be callable after the second anniversary of the closing of the Private Placement if the 20-day volume weighted average price per share of the Company’s common stock exceeds 175% of the exercise price. At the direction of FAC, these Placement Agent warrants were issued to First Albany Companies Inc., the parent of FAC.  As of June 30, 2010 and December 31, 2009, Placement Agent warrants to purchase 218,182 shares of common stock were outstanding, respectively.

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

Upon issuance, the Company allocated $2.7 million of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $4.9 million and a charge to other expense of $2.2 million.  As of June 30, 2010 and July 4, 2009, the remaining outstanding Warrants have been marked to fair value resulting in a derivative liability of $4.4 million and $5.0 million, respectively.

A summary of the changes in the fair value of the warrant liabilities:

Balance at December 31, 2008	$2,407,438

Reclassification of Series C Preferred Stock Warrants to liabilities (2)	22,041,541
Fair value adjustment (1)	5,370,471
Balance at April 4, 2009	$29,819,450
Fair value adjustment (1)	(1,776,137)
Reclassification of Series C Preferred Stock Warrants to equity (2)	(25,193,785)
Balance at July 4, 2009	$2,849,528

Balance at December 31, 2009	$4,976,774
Warrants exercised	(175,328)
Fair value adjustment (1)	(1,088,978)
Balance at March 31, 2010	$3,712,468
Warrants exercised	(123,691)
Fair value adjustment (1)	857,965
Balance at June 30, 2010	$4,446,742

(1)          Amounts included in change in fair value of warrant liabilities on consolidated statement of operations.

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

	Warrant As
Input	Dec. 31, 2008	Apr. 4, 2009	Jul. 4 2009	Oct. 3 2009	Dec. 31, 2009	Jan. 7, 2010	Jan. 14, 2010	Mar. 31, 2010	April 26, 2010	May 12, 2010	June 30, 2010
Quoted Stock Price	$1.55	$1.88	$1.80	$2.01	$2.82	$2.78	$2.77	$2.42	$2.88	$2.74	$2.86
Exercise Price	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	4.6	4.3	4.0	3.8	3.6	3.6	3.6	3.3	3.2	3.2	3.0
Stock Volatility	73%	75%	75%	75%	75%	75%	75%	75%	75%	75%	75%
Risk-Free Rate	1.44%	1.69%	1.98%	1.72%	2.00%	1.74%	1.74%	1.74%	1.0%	1.0%	1.0%
Dividend Rate	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

	Warrant Cs (1)
Input	Dec. 31, 2008	Apr. 4, 2009	Jul. 4 2009	Oct 3 2009	Dec. 31, 2009	Jan. 14, 2010	Mar. 31, 2010	June 30, 2010
Quoted Stock Price	$1.55	$1.88	$1.80	$2.01	$2.82	$2.77	$2.42	$2.86
Exercise Price	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	5.5	5.3	5.0	4.8	4.5	4.5	4.3	4.1
Stock Volatility	80%	75%	75%	75%	75%	75%	75%	70%
Risk-Free Rate	1.63%	1.97%	2.43%	2.14%	2.22%	2.22%	2.22%	1,41%
Dividend Rate	0%	0%	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

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

Input	Dec. 31, 2008	Apr. 4, 2009	Jul. 4 2009	Oct. 3 2009	Dec. 31, 2009	Mar. 31, 2010	June 30, 2010
Quoted Stock Price	$1.55	$1.88	$1.80	$2.01	$2.82	$2.42	$2.86
Exercise Price	$1.87	$1.87	$1.87	$1.87	$1.87	$1.87	$1.87
Time to Maturity (in years)	2.55	2.29	2.04	1.79	1.55	1.30	1.05
Stock Volatility	80%	75%	85%	80%	75%	75%	60%
Risk-Free Rate	0.89%	1.08%	1.00%	0.77%	0.84%	0.59%	0.34%
Dividend Rate	0%	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A	N/A

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

•                  The quoted market price of the Company’s stock was utilized in the valuations because the authoritative guidance requires the use of quoted market prices without considerations of blockage discounts. Because the stock is thinly traded, the quoted market price may not reflect the market value of a large block of stock; and

•                  The quoted market price of the Company’s stock as of measurement dates and expected future stock prices were assumed to reflect the effect of dilution upon conversion of the instruments to shares of common stock.

Note K. Redeemable Convertible Series B and Series C Preferred Stock

Series B Convertible Preferred Stock

On October 31, 2003, the Company completed a $7.7 million equity transaction involving the issuance of 1,535 shares of its Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and warrants to purchase up to 1,228,000 shares of the Company’s common stock, to accredited investors (the “October 2003 Financing Transaction”).  In connection with the October 2003 Financing Transaction, the Company issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock is convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50.  As of June 30, 2010 and December 31, 2009, the conversion price for the Series B Preferred Stock was $1.49.  As of June 30, 2010 and December 31, 2009, 75 shares of Series B Preferred Stock were outstanding.  As of June 30, 2010 and December 31, 2009, the liquidation preference of the remaining 75 shares of Series B Preferred Stock was $375,000, and these were convertible into 251,678 shares of common stock.

Dividends on Series B Preferred Stock

The shares of Series B Preferred Stock initially bore a cumulative dividend at a rate of 6% per annum; pursuant to its terms, this was increased to a rate of 8% per annum on October 1, 2005. Dividends on the Series B Preferred Stock are payable semi-annually and, except in certain limited circumstances, may be paid by the Company, at its option, either through the issuance of shares of common stock or in cash.  If the Company elects to pay the dividend in shares of common stock, the Company will issue a number of shares of common stock equal to the quotient of the dividend payment divided by the greater of 80% of the average closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the date the dividend is required to be paid, and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 (as of June 30, 2010 and December 31, 2009).  The Company has paid all dividends in shares of common stock, in lieu of cash dividends.

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

Optional Conversion of Series B Preferred Stock

The Series B Preferred Stock is convertible into common stock at any time at the option of the holder. Each outstanding share of Series B Preferred Stock is convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 (as of June 30, 2010 and December 31, 2009). The Series B Preferred Stock has anti-dilution protections which adjust the conversion price, in the event of the issuance of shares of common stock at a price less than the conversion price then in effect.  If the Company issues equity securities for a per share price less than the conversion price of the Series B Preferred Stock, which was initially $2.50, the conversion price will be adjusted downwards using a weighted average calculation.

Mandatory Conversion of Series B Preferred Stock

If certain conditions described below are met, each share of Series B Preferred Stock will be automatically converted into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 (as of June 30, 2010 and December 31, 2009).  Mandatory conversion may only occur if the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market exceeds $5.00 (as adjusted for stock splits, stock dividends, combinations and similar transactions) for 20 consecutive trading days and either the registration statement governing the underlying shares of common stock is effective or the shares of common stock issuable upon conversion of the Series B Preferred Stock can be sold without restriction pursuant to Rule 144 of the Securities Act of 1933.  The mandatory conversion date will be extended for so long as the following events have occurred and are continuing:

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

Failure to Convert

If for any reason upon an optional or mandatory conversion the Company cannot issue shares of common stock which have been registered for resale pursuant to an effective registration statement, then the Company will be obligated to issue as many shares of common stock as its is able to issue.  If the Company does not have enough shares of common stock to cover the conversion of all outstanding shares of Series B Preferred Stock, then with respect to the unconverted shares of Series B Preferred Stock (other than unconverted Series B Preferred Stock resulting from the restrictions described above under “Conversion Restrictions”), the holder will have the right to (i) void its conversion notice, (ii) require the Company to redeem the unconverted shares of Series B Preferred Stock at a price per share equal to $6,250 plus liquidated damages and any accrued but unpaid dividends or (iii) require the Company to issue shares of common stock that have not been registered pursuant to the Securities Act.  If the holder elects redemption, the Company may pay the redemption price either in cash or in shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 (as of June 30, 2010 and

December 31, 2009).

Redemption of Series B Preferred Stock

The holders of Series B Preferred Stock are entitled to redeem their shares of Series B Preferred Stock immediately prior to the consolidation, merger or business combination of the Company with another entity (other than pursuant to a migratory merger effected solely for the purpose of changing the jurisdiction of incorporation of the Company or a consolidation, merger or other business combination in which holders of the Company’s voting power immediately prior to the transaction continue after the transaction to hold, directly or indirectly, the voting power of the surviving entity or entities necessary to elect a majority of the members of the board of directors (or their equivalent if other than a corporation) of such entity or entities), the sale or transfer of more than 50% of the Company’s assets (other than inventory in the ordinary course of business) or the closing of a purchase, tender or exchange offer made to the holders of more than 50% of the outstanding common stock.  In such an event, the redemption price per share will equal $6,250 plus any accrued but unpaid dividends and liquidated damages. The Company may pay the redemption price in either cash or shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 (as of June 30, 2010 and December 31, 2009).

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

With respect to the events set forth in the first three bullet points above, the redemption price per share will equal $6,000 plus liquidated damages and any accrued but unpaid dividends. With respect to the event described in the fourth bullet point above, the redemption price per share will be the greater of (i) $6,000 plus liquidated damages and any accrued but unpaid dividends and (ii) the product of the number of shares of common stock issuable upon the relevant shares of Series B Preferred Stock multiplied by the highest closing price for the common stock during the period beginning on the date of first occurrence of the event and ending one day prior to the date of payment of the redemption price.  If the effectiveness of the registration statement lapses, listing is suspended or the holders receive a notice that the Company will not or cannot comply with a conversion notice, the Company may choose to pay the redemption price in shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 (as of June 30, 2010 and December 31, 2009).

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

In the purchase agreement, the Company also agreed to issue the Investors additional warrants in the event that the holders of certain existing warrants (none of whom are affiliated with the Investors) exercise those warrants in the future.  Upon such exercises, the Company will issue to the Investors additional warrants to purchase common stock equal to one-half of the number of shares of common stock issued upon exercise of these existing warrants.  The exercise price of these warrants will be $1.66 per share (during 2008, prior to the issuance of any such warrants, the warrant holders agreed to change the exercise price to $1.66 per share from $1.25 per share).  During the six month period ended June 30, 2010, as a result of warrant exercises, the Company issued warrants to purchase an aggregate of 403,560 shares of common stock to the Investors; of these warrants issued during the period to purchase 403,560 shares of common stock, 157,426 expire on March 31, 2017 and 246,134 expire on June 30, 2017.  The Company valued these warrants using a Black-Scholes option pricing model with the assumptions detailed below at approximately $0.9 million.  After valuing these warrants the Company allocated the calculated value to the relative fair value of each tranche of preferred stock.  As a result, the Company recorded the allocated value of the warrant and the beneficial conversion feature of approximately $0.5 million in the aggregate to the second closing of the Series C Preferred Stock.  The Company recorded a deemed dividend on the Series C Preferred Stock of approximately $1.0 million related to the beneficial conversion feature.   See “Accounting for the Series C Preferred Stock” below.

Input	March 31, 2010	June 30, 2010
Quoted Stock Price	$2.42	$2.86
Exercise Price	$1.66	$1.66
Time to Maturity (in years)	7.00	7.00
Stock Volatility	80.8%	79.13%
Risk-Free Rate	2.4%	2.5%
Dividend Rate	0%	0%

As of June 30, 2010, if all of the remaining existing warrants are exercised, the Company would need to issue warrants to purchase an additional 1,844,364 shares of common stock to the Investors.

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

Voting Rights

The holders of Series C Preferred Stock shall be entitled to notice of all meetings of stockholders in accordance with the Company’s bylaws. On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series C Preferred Stock shall be entitled to cast the number of votes equal to a quotient determined by dividing (i) the Series C Original Issue Price ($1,000 per share) of the shares of Series C Preferred Stock held by such holder as of the record date for determining stockholders entitled to vote on such matter by (ii) $1.44 (as adjusted for any stock dividends, combinations, splits and the like with respect to shares of common stock).  Except as provided by law or as described below, holders of Series C Preferred Stock shall vote together with the holders of common stock as a single class.

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

Conversion

The holder of Series C Preferred Stock shall have the following conversion rights:

Holder’s Right to Convert.

At any time the holder of any such shares of Series C Preferred Stock may, at such holder’s option, elect to convert all or any portion of the shares of Series C Preferred Stock held by such person into a number of fully paid and nonassessable shares of common stock equal to the quotient of (i) the Stated Liquidation Preference Amount of the shares of Series C Preferred Stock being converted divided by (ii) the conversion price then in effect as of the date of the delivery by such holder of its notice of election to convert.  The initial conversion price of the Series C Preferred Stock is $1.04 per share.  The Series C Preferred Stock will receive weighted average antidilution protection in the event of a dilutive issuance (i.e. stock splits, stock dividends or other issuances deemed to be dilutive to the investor) in accordance with a formula set forth in the Certificate of Designation, subject to certain exceptions.

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

Accounting for the Series C Preferred Stock

Initially, based on the accounting guidance available at the closing of the Series C Preferred Stock transaction, the Company accounted for the transaction by allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series C Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities as follows:

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

The components of the carrying value of the Series C Preferred Stock from inception on November 8, 2007, the years ended December 31, 2008 and December 31, 2009, and the three and six months ended July 4, 2009 and June 30, 2010, is as follows:

Total
Balance at December 31, 2008	$17,248,593
Accretion of original issue discount to redemption value for the three months ended April 4, 2009	821,494
Accretion of original issue discount to redemption value for the three months ended July 4, 2009	887,527
Dividend for the three months ending April 4, 2009 (1)	321,038
Dividend and accretion of the Series C Preferred dividends for the three months ending July 4, 2009 (1)	387,051
Balance at July 4, 2009	$19,665,703

Balance at December 31, 2009	$22,257,423
Accretion of original issue discount to redemption value for the three months ended March 31, 2010	1,089,191
Accretion of original issue discount to redemption value for the three months ended June 30, 2010	1,203,934
Dividend and accretion of the Series C Preferred dividends for the three months ending March 31, 2010 (1)	355,060
Dividend and accretion of the Series C Preferred dividends for the three months ending June 30, 2010 (1)	368,697
Additional discount from issuance of warrants	(515,000)
Balance at June 30, 2010	$24,759,305

(1)          The Company elected to add the dividend to the liquidation preference of the Series C Preferred Stock and it was recorded as a dividend to the holders of the Series C Preferred Stock.

In valuing the warrants, at issuance, associated with the Series C Preferred Stock, the Company used the Black-Scholes option pricing model with the following range of assumptions:

	November 8, 2007	December 20, 2007
Assumptions:
Expected life	4.0 years	5.2 years
Expected volatility	70%	70%
Dividends	none	none
Risk-free interest rate	3.64%	3.48%

The Company currently designates these warrants as equity instruments; see “Warrant Liabilities” in Note C.

Note L. Stock Option Plans

Stock Option Plans

Under the Company’s 2000, 2002 and 2005 Stock Option Plans (collectively, the “Plans”), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase shares of the Company’s common stock. At June 30, 2010, 7,303,975 stock options are available for future grants under the Plans.

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

The following table summarizes the Company’s stock option activity (both under the Plans and outside of the Plans) since December 31, 2009:

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(years)	Value
Outstanding at December 31, 2009	10,949,620	$2.14	7.66	$10,096,729
Grants	2,636,000	$2.36
Exercises	(310,689)	$1.58
Cancellations	(275,248)	$1.75
Outstanding at March 31, 2010	12,999,683	$2.20	7.95	$5,888,575
Grants	465,500	$2.48
Exercises	(398,970)	$1.59
Cancellations	(620,080)	$5.17
Outstanding at June 30, 2010	12,446,133	$2.09	7.97	$10,495,986

Vested or Expected to vest at June 30, 2010	11,843,432	$2.08	0.74	$10,068,420

Exercisable at June 30, 2010	5,470,732	$2.08	6.97	$5,110,639

Information relating to stock options outstanding (both under the Plans and outside of the Plans)  as of June 30, 2010 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price

$0.62	to	$1.57	1,850,700	7.14	$1.26	1,219,051	$1.29
$1.59	to	$1.89	436,813	7.87	$1.74	178,563	$1.67
$1.90	to	$1.90	4,845,020	7.82	$1.90	2,430,510	$1.90
$1.91	to	$2.33	1,859,350	8.67	$2.23	600,725	$2.11
$2.35	to	$2.46	2,233,750	9.16	$2.39	317,195	$2.45
$2.50	to	$5.26	1,120,500	7.18	$2.92	624,688	$3.12
$9.25	to	$9.25	100,000	0.76	$9.25	100,000	$9.25
$0.62	to	$9.25	12,446,133	7.97	$2.09	5,470,732	$2.08

Options for the purchase of 5,322,244 shares were exercisable at December 31, 2009, with a weighted average exercise price of $2.44.

As of July 4, 2009, the Company had 92,135 shares of restricted stock outstanding of which 67,135 were vested.  Restricted stock is comprised of restricted stock awards to non-employee consultants of the Company for services to be rendered in fiscal 2009.  The Company valued the restricted stock grants at $165,000, the price of the Company’s stock on the day of the grant ($1.78 per share).  In connection with these restricted stock grants the Company recognized a general and administrative expense of $37,500 and $75,000 for the three and six months ended July 4, 2009, respectively,  and $22,250 and $44,500 in cost of product revenue for the three and six months ended July 4, 2009, respectively.  The Company had no unvested shares of restricted stock outstanding as of June 30, 2010.

Options to purchase 398,970 and 709,659 shares were exercised during the three and six month period ended June 30, 2010, and these options had an intrinsic value of approximately $1.1 million and $1.9 million on the date of exercise, respectively.  There were no options exercised during the three or six months ended July 4, 2009.

During 2008, as an inducement to his joining the Company, the Company granted its new Chief Executive Officer an option to acquire 4,796,020 shares of common stock at a price per share equal to $1.90, the closing price of the common stock on May 1, 2008, the date his employment commenced. The option vests over four years, with the first 25% vesting on May 1, 2009 and the balance vesting in equal quarterly installments over the following three years. The option was issued outside of the Company’s 2005 Incentive Compensation Plan.  As of June 30, 2010 and December 31, 2009, this option was outstanding and is included in the table above.

During 2010, as an inducement to his joining the Company, the Company granted its new Chief Financial Officer options to acquire 1,000,000 shares of common stock at a price per share equal to $2.33, the closing price of the common stock on March 15, 2010, the date his employment commenced. The option vests over four years, with the first 25% vesting on March 15, 2011 and the balance vesting in equal quarterly installments over the following three years. Of these options, one option to purchase 500,000 shares was issued under the Company’s 2005 Plan and one option to purchase 500,000 shares was issued outside of the 2005 Plan. As of June 30, 2010, these options were outstanding and are included in the table above.

Note M. Warrants

The table below summarizes the Company’s warrants outstanding as of June 30, 2010 and activity for the six month period ending June 30, 2010:

		Beginning of Year Number of Shares of			2010 Activity			Remaining Shares of Common
Date of Warrant Issuance	Holder of Warrant	Common Stock Underlying Warrant	Exercise Price $		Warrant Issued	Warrants Exercised or Redeemed	Warrants Expired	Stock underlying the warrant	Term (Years)
August 12, 2005	August 2005 Financing Investors	1,047,777	$1.99			(495,150)		552,627	5
August 12, 2005	Ardour Capital Investment, LLC	93,523	$1.84					93,523	5
July 19, 2006	Warrant A, July 2006 Private Placement	2,090,911	$1.82			(213,485)		1,877,426	7
July 19, 2006	First Albany Warrants	218,182	$1.87					218,182	5
July 17, 2007	Warrant C, July 2006 Private Placement	1,045,456	$1.82			(98,485)		946,971	7
November 8, 2007	Series C Preferred Warrants (2)	15,262,072	$1.25	(1)				15,262,072	7
December 20, 2007	Series C Preferred Warrants	4,449,467	$1.25					4,449,467	7
April 7, 2008	International Master Technologies (4)	100,000	$1.84			(100,000)		—	5
June 28, 2008	Series C Preferred Warrant	77,378	$1.66					77,378	7
September 27, 2008	Series C Preferred Warrant	10,105	$1.66					10,105	7
July 3, 2009	Series C Preferred Warrant	380,000	$1.80					380,000	7
October 3, 2009	Series C Preferred Warrant	17,911	$1.66					17,911	7
December 31, 2009	Series C Preferred Warrant	48,384	$1.66					48,384	7
March 31, 2010	Series C Preferred Warrant (3)		$1.66		157,426			157,426	7
June 18, 2010	Horizon Financial Warrants (5)		$2.43		591,716			591,716	5
June 30, 2010	Series C Preferred Warrant (3)		$1.66		246,134			246,134	7
Total Warrants outstanding as of June 30, 2010								24,929,322

(1)	These warrants originally had an exercise price of $1.44. Upon the second closing of the Series C Preferred Stock financing on December 20, 2007, these warrants were repriced to $1.25.
(2)	These warrants vested in full on May 7, 2008, six months from their date of inception.
(3)

As described above in Note K, the Company issued warrants to purchase 403,560 shares of common stock at $1.66 per share to the Investors as a result of warrant exercises during the six months ended June 30, 2010.  These warrants are immediately exercisable and have a 7 year life.

(4)	These warrants were exercised in full via a cashless exercise on May 14, 2010, resulting in the issuance of 31,599 shares of common stock.
(5)

As described in Note H “Commitments and Contingencies — Notes Payable”, the Company issued warrants to purchase 591,716 shares of common stock at $2.43, the twenty day volume weighted average price prior to the closing, to the subordinated debt holder. These warrants are immediately exercisable and have a 5 year life.

Note N. Segment Disclosures

Following the sale in 2008 of its Electronics and Power Systems US segments and the classification in 2009 of its Applied Technology segment as part of discontinued operations, and subsequent sale during the quarter ended March 31, 2010, the Company believes it operates in one business segment, Renewable Energy Solutions.

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended		Six Months Ended
	June 30, 2010	July 4, 2009	June 30, 2010	July 4, 2009
Revenue by geographic region based on location of customer (1):
United States	$10,592,007	$6,469,073	$19,946,919	$16,413,971
China	1,499,125	—	3,654,321	—
Czech Republic	8,319,538	947,341	11,406,600	2,845,651
Canada	3,065,472	7,310	3,140,902	1,543,951
Germany	2,025,145	—	2,025,145	—
Belgium	1,680,360	—	1,708,823	—
Greece	437,795	—	437,795	—
Rest of World	8,031	203,895	39,447	203,895
Total Revenue	$27,627,473	$7,627,619	$42,359,952	$21,007,468

(1) Does not include revenue from discontinued operations for all periods presented.

	June 30, 2010	December 31, 2009
Long-lived assets by geographic region based on location of operations (2):
United States	$3,117,886	$2,517,288
Canada	1,780,457	2,116,638
Total long-lived assets	$4,898,343	$4,633,926

(2) Does not include assets from discontinued operations for all periods presented.

Note O. Restructuring Costs

During the quarter ended March 31, 2010, the Company completed the final steps of its reorganization efforts in accordance with a plan of reorganization approved by the Board of Directors.  As a result of the March 2010 restructuring the Company recorded approximately $0.8 million in payroll related costs.  As of June 30, 2010 approximately $0.4 million remains to be paid to the terminated employees.  None of the terminated employees were required to provide any service to the Company subsequent to their receiving notification.

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

The following is a summary of the Company’s accrued restructuring activity for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2010	July 4, 2009	June 30, 2010	July 4, 2009
Balance at beginning of period	$606,168	$456,188	$38,034	$602,782
Provision	—	—	783,701	—
Usage	(231,145)	(163,870)	(446,712)	(310,464)
Balance at end of period	$375,023	$292,318	$375,023	$292,318

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

Note Q. Subsequent Events

On August 3, 2010, the Company entered into an Eighth Loan Modification Agreement to its existing Loan Agreement with Silicon Valley Bank (“SVB”).  Under the terms of this amendment, SVB has agreed to increase the Company’s existing credit limit up to $15.0 million on a formula basis.  The existing non-formula sub-limit will continue to be eliminated as of August 30, 2010.  Interest on outstanding formula-based borrowings will now accrue at a rate per annum equal to the Prime Rate plus one half percent (.50%) per annum.  The Loan Agreement contains certain financial covenants relating to liquidity and adjusted earnings before interest, depreciation, amortization and taxes which the Company must satisfy in order to borrow under the agreement.  The existing financial covenant relating to required tangible net worth has been eliminated.

The Company has evaluated all events or transactions through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis in conjunction with our consolidated financial statements and notes in Item 1 of this report and with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In addition to the historical information contained in this report, this report contains or incorporates by reference forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934.  You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,”  “intends,” “estimates,” and similar expressions, whether in the negative or in the affirmative.  Such forward-looking statements include those related to expected revenue growth, our ability to continue to make interest and principal payments on our Notes in shares of our common stock, our ability to achieve our business plan, and our ability to reduce costs in the future.  Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, these forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.  We caution that these statements are qualified by various factors that may affect future results, including the following: business conditions within the distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive industries and the world economies as a whole; technology developments and contract research and development for both the government and commercial sectors; the ability of our new products in penetrating the distributed power, power quality, aerospace, transportation, industrial, utility, telecommunications, silicon wafer manufacturing, factory automation, aircraft and automotive markets; and our ability to meet our debt obligations in the future.  This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, including particularly Part I, Item 1A. “Risk Factors.”

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

The significant accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

We recognize revenue from product sales in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product passes upon shipment of the product, as the products are typically shipped FOB shipping point. If the product requires installation to be performed by us, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless we can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied. When appropriate, we provide for a warranty reserve at the time the product revenue is recognized. If a contract involves the provisions of multiple elements and the elements qualify for separation, total estimated contact revenue is allocated to each element based on the relative fair value of each element provided.  The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future.  Revenue is recognized on each element as described above.

Cost of product revenue includes material, labor and overhead.

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

Results of Operations

Three Months Ended June 30, 2010 (“2010 Period”) Compared to Three Months Ended July 4, 2009 (“2009 Period”)

Revenue.  Total revenue for the 2010 Period increased approximately $20.0 million, or 262%, from $7.6 million in 2009 to $27.6 million in the 2010 Period.

	Three Months Ended
	June 30,	July 4,
(Amounts in Millions)	2010	2009	Change $	% Change
Product Revenue
Alternative Energy Products	$27.6	$7.3	$20.3	279%
Other Legacy	—	0.3	(0.3)	(100)%
Total Revenue	$27.6	$7.6	$20.0	262%

Alternative Energy Product revenue increased by approximately $20.3 million, or 279%, from approximately $7.3 million in 2009 to approximately $27.6 million in 2010 due to the continued adoption of our photovoltaic solutions and our continued growth in Europe and China. The increase in Alternative Energy Products was offset by a decrease in revenue of $0.3 million related to legacy product revenue recognized in 2009 and classified as “Other Legacy” product revenue.

Gross Margin. Gross margin increased from (4.0) % in 2009 to 20.8% in 2010.  The increase in gross margin over the period of a year ago is due to our continued material cost reduction programs, the results of our restructuring efforts over the past year, the successful transfer of a significant portion of our manufacturing to our contract manufacturer and to a lesser extent increases in our labor efficiency.

Research and development expenses.  We expended approximately $2.7 million on research and development in 2010 compared with $2.2 million spent in 2009.  The increase in spending during 2010 was driven by a planned increase in costs associated with certification of our new products and continued new product development, including increases in our technical staffing.  These additional resources are developing the new products, features and customer solutions which we believe will allow us to take advantage of both short-term and long-term market opportunities.  This investment in research and development is critical to both our current and future success and we anticipate this level of investment to continue.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by approximately $3.9 million, or 88%, from $4.4 million in 2009 to $8.3 million in 2010.  Approximately $1.3 million of the increase was associated with increased corporate costs and approximately $2.6 million of the increase was due to the higher sales and marketing costs directly related to international business development and sales expansion in Europe and Asia, company re-branding and our continued outbound marketing efforts and increased reserves related to potentially uncollectible accounts in 2010 compared to 2009.

Change in fair value of warrant liabilities.  The change in fair value of the warrants for 2010 was a charge of approximately $0.9 million. This charge related to the change in valuation of our Warrant As, Warrant Cs and placement agent warrants in 2010.  The change in fair value of the warrants for 2009 was a credit of approximately $1.8 million. Approximately $0.2 million related to the change in valuation of our Warrant As and Warrant Cs.  The remaining $1.6 million charge related to the change in fair value of our warrant liabilities was due to our adoption during the period of ASC 815-40-15.  As a result of this adoption, warrants to purchase 19,799,022 shares of our common stock, originally classified as equity, were reclassified to warrant liabilities and were required to be fair valued moving forward.  In July 2009 warrants to purchase 19,799,022 shares of our common stock were modified resulting in these warrants being classified as equity and therefore not requiring any fair value adjustments in the future.

Other Income (expense).  Other expense was approximately $0.3 million for 2010 compared to other expense of approximately $0.5 million for 2009.  Other expense for 2010 consists primarily of $0.3 million of foreign currency translation losses as well as other expenses not related to ongoing operations offset by other income not related to operations.   Other expense for 2009 consists primarily of approximately $0.5 million related to the charge taken in relation to the modification of the Series C Preferred Stock warrants on July 3, 2009.

Interest expense.  Interest expense increased in 2010 to $226,000 as compared to $138,000 for 2009.  Interest expense for 2010 includes approximately $7,500 of non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock, and $220,000 in interest related to our line of credit during the period.  Interest expense for 2009 includes approximately $28,000 of non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock, $54,000 in interest related our line of credit during the period, and $55,000 of expense related to the reduction in conversion price related to our Series B Preferred stock.

Income (loss) from discontinued operations.  Income from discontinued operations was $0 for the three months ended June 30, 2010 compared to a loss of approximately $17,000 for the three months ended July 4, 2009.  The income (loss) from discontinued operations is a result of the sale of our Applied Technology division.  See Note D. “Discontinued Operations” for more information related to the sale of this division.

Deferred Revenue.  Deferred revenue was approximately $14.4 million at June 30, 2010 as compared to $6.0 million at December 31, 2009, an increase of approximately $8.4 million.  We record deferred revenue (i) when a customer is invoiced or pays in advance or (ii) when provisions for revenue recognition on items shipped have not been achieved or the items have not yet been received by the customer due to shipping terms such as FOB destination.  When an item is deferred for revenue recognition purposes, the deferred revenue is recorded as a liability and the deferred costs are recorded as a component of inventory in our consolidated balance sheets.  Deferred revenue also consists of cash received for extended product warranties.  Currently deferred revenue is composed of approximately $7.0 million related to pre-payments on orders currently being manufactured and $7.4 million on deferred revenue related to extended warranties sold to customers that purchased our products.

Six Months Ended June 30, 2010 (“2010 Period”) Compared to Six Months Ended July 4, 2009 (“2009 Period”)

Revenue.  Total revenue for 2010 was $42.4 million, an increase of approximately $21.4 million, or 102%, from $21.0 million in 2009.

	Six Months Ended
	June 30,	July 4,
(Amounts in Millions)	2010	2009	$ Change	% Change
Product Revenue
Alternative Energy Products	$42.3	$16.5	25.8	156%
Other Legacy	0.1	4.5	(4.4)	-98%
Total Product Revenue	$42.4	$21.0	$21.4	102%

Alternative Energy Product revenue increased by $25.8 million, or 156%, from $16.5 million in 2009 to $42.3 million in 2010.  The increase is due to the continued acceptance of our photovoltaic solutions domestically and overseas. The decrease in other legacy product revenue was due to the recognition of approximately $4.5 million related to the sale of frequency converters, classified as “Other Legacy” product revenue, in 2009, for which the recognition of revenue had been deferred until the product was accepted by the customer, which was obtained during 2009.

Gross Margin. Gross  margin increased from 3.7% in 2009 to 18.3% in 2010.  The increase in gross margin over the period of a year ago is due to our continued material cost reduction programs, the results of our restructuring efforts over the past year, the successful transfer of a significant portion of our manufacturing to our contract manufacturer and to a lesser extent increases in our labor efficiency.   In addition, the $4.2 million of deferred frequency converter revenues recognized during 2009 had no gross margin as the amount recognized as revenue equaled the related costs recognized for the period.

Research and development expenses.  We expended approximately $5.4 million on research and development in 2010 compared with $4.1 million spent in 2009.  The increase in spending during 2010 was driven by a planned increase in costs associated with certification of our new products and continued new product development, including increases in our technical staffing.  These additional resources are developing the new products, features and customer solutions which we believe will allow us to take advantage of both short-term and long-term market opportunities.  This investment in research and development is critical to both our current and future success and we anticipate this level of investment to continue.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by approximately $5.1 million, or 58.1%, from $8.8 million in 2009 to $13.9 million in 2010.  Approximately $0.2 million of the increase is directly attributable to compensation costs related to the issuance of stock options to our employees and directors. Approximately $2.1 million of the increase was related to higher legal and general corporate costs in 2010 as compared to 2009.  In addition, approximately $2.8 million of the increase was due to the higher sales and marketing costs directly related to international business development and sales expansion in Europe and Asia, company re-branding and our increased outbound marketing efforts and increased provisions for potentially uncollectible accounts in 2010 compared to 2009.

Change in fair value of warrant liabilities.  The change in fair value of the warrants for 2010 was a credit of approximately $0.2 million.  The change in fair value of the warrants for 2009 was a charge of approximately $3.6 million. Of the 2009 $3.6 million charge, approximately $0.4 million of the related to the change in valuation of our Warrant As and Warrant Cs and the remaining $3.2 million charge related to our Series C Preferred Stock warrants and their change in fair value which was due to our adoption during the period of ASC 815-40-15.  As a result of this adoption, warrants to purchase 19,799,022 shares of our common stock, originally classified as equity, were reclassified to warrant liabilities and were required to be fair valued moving forward.  In July 2009 warrants to purchase 19,799,022 shares of our common stock were modified resulting in these warrants being classified as equity and therefore not requiring any fair value adjustments in the future.

Other Income (expense).  Other expense was approximately $0.3 million for 2010 compared to other income of approximately $0.6 million for 2009.  Other expense for 2010 consisted primarily of approximately $0.3 million of foreign currency translation as well as other expenses not related to ongoing operations offset by other income not related to operations. Other expense for 2009 consists primarily of approximately $0.5 million related to the issuance of warrants to purchase 380,000 shares of common stock to our Series C Preferred Stock holders for modifying the anti-dilution provisions of their existing warrants as well as other expenses not related to ongoing operations.

Interest expense.  Interest expense increased approximately $0.1 million in 2010 to approximately $0.3 million as compared to approximately $0.2 million in 2009.  Interest expense for 2010 includes approximately $15,000 of non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock,  approximately $200,000 related to our line of credit during the period,  approximately $76,000 of  interest and amortization of the deferred financing costs related to our subordinated debt, and to a lesser extent fees for professional services for the valuation of our warrant instruments as well as other expenses not related to ongoing operations.   Interest expense for 2009 includes approximately $60,000 of non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock, approximately $110,000 in interest related our line of credit during the period, and approximately $55,000 of expense related to the reduction in conversion price related to our Series B Preferred Stock.

Liquidity and Capital Resources

As of June 30, 2010, we had approximately $14.4 million of cash.

Based upon our current working capital position, current operating plans and expected business conditions, we believe that our current cash, as well as the availability from our line of credit with Silicon Valley Bank, as amended on June 16, 2010, will be adequate to fund our operations through December 31, 2010.  Beyond 2010, we expect to fund our working capital needs and our debt service on the subordinated debt and other commitments primarily through our operating cash flow, which we expect to improve as our product costs continue to decrease and as our unit volumes grow. We also expect to rely on our credit facility to fund a portion of our capital needs and other commitments.  We had $0.1 million available under our line of credit as of June 30, 2010.

Our funding plans for our working capital needs and other commitments may be adversely impacted if we fail to realize our underlying assumed levels of revenues and expenses, or if we fail to remain in compliance with the covenants of our bank line and our subordinated debt.  If any of those events occur, we may need to raise additional funds in order to sustain operations by selling equity or taking other actions to conserve our cash position, which could include selling of certain assets, delaying capital expenditures and incurring additional indebtedness, subject to the restrictions in the 2007 preferred stock financing and in the credit facility with Silicon Valley Bank and those restrictions contained within our subordinated debt instrument. Such actions would likely require the consent of the Investors, Silicon Valley Bank and/or the lender of the subordinated debt, and there can be no assurance that such consents would be given. Furthermore, there can be no assurance that we will be able to raise such funds if they are required.

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

We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of June 30, 2010, we had an accumulated deficit of approximately $244 million.  Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities and convertible debt, public security offerings, borrowings under our lines of credit and capital equipment leases.

As of June 30, 2010, our cash and cash equivalents were $14.4 million; this represents an increase in our cash and cash equivalents of approximately $1.0 million from the $13.4 million on hand at December 31, 2009. Cash used in operating activities for the six months ended June 30, 2010 was $19.6 million as compared to $7.6 million for the six months ended July 4, 2009. Cash used in operating activities during the six months ended June 30, 2010 was primarily attributable to the net loss of approximately $12.2 million offset by non-cash items such as the change in the fair value of our warrants, depreciation and amortization, deferred revenue, increases in allowances for uncollectible accounts and excess and obsolete inventory, non-cash compensation and consulting expense, non-cash interest expense and decreases in working capital.

Cash used in investing activities during the six months ended June 30, 2010 was $1.0 million as compared to cash used in investing activities of $1.2 million for the six months ended July 4, 2009.  Cash used in investing activities for 2010 and 2009 was for capital expenditures.

Cash provided by financing activities for the six months ended June 30, 2010 was approximately $20.9 million as compared to cash provided by financing activities of $21.5 million for the six months ended July 4, 2009.   Net cash provided by financing activities during 2010 primarily related to the proceeds of our borrowings under our subordinated loan of $11.8 million and our line of credit of $6.4 million and approximately $1.1 million from the exercise of employee stock options and $1.6 million related  to the exercise of warrants.  Net cash provided by financing activities during 2009 was a result of our sale of common stock resulting in net proceeds of $21.5 million.

Cash used in operating activities from discontinued operations was approximately $62,000 for 2010 as compared to cash provided by discontinued operations of approximately $310,000 for 2009.  Cash provided by investing activities for 2010 was $0.7 million.  Cash provided by investing activities for 2010 was from net proceeds of the sale of the Applied Technology division . There was no cash provided by investing activities for 2009.

Payments Due Under Contractual Obligations

We lease equipment and office space under non-cancelable capital and operating leases.  In addition, in June 2010 we entered into a $12 million subordinated debt agreement.  The future minimum principal payments under the subordinated debt agreement and the future minimum rental payments as of June 30, 2010 under the capital and operating leases with non-cancelable terms are included in the table below:

Calendar Years Ending December 31,	Subordinated Debt	Operating Leases

2010	$—	$652,555
2011	2,874,605	967,947
2012	4,277,570	424,960
2013	4,847,825	243,525
2014	—	251,643
Thereafter	—	411,287
Total	$12,000,000	$2,951,917

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risks disclosures involves forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements. See “Forward -Looking Statements” above in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities. Interest on outstanding balances under our credit facility with Silicon Valley Bank accrues at a rate equal to the Bank’s prime rate of interest plus 1.0% per annum (as of June 30, 2010). Our ability to carry out our business plan or our ability to finance future working capital requirements may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.

Foreign Currency Risk

Nearly all of our sales outside the United States are priced in US Dollars. If the US Dollar strengthens versus local currencies, it may result in our products becoming more expensive in foreign markets. In addition, a portion of our current costs are incurred in foreign currencies, especially the Canadian Dollar. If the US Dollar weakens versus these currencies, it may result in an increase in our cost structure.

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

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to routine litigation and proceedings in the ordinary course of business.  We are not aware of any other current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or net cash flows.

Item 1A. Risk  Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2009, except for the following:

We increased our indebtedness as a result of our subordinated loan agreement with Compass Horizon.

In June 2010, we entered into a subordinated loan agreement with Compass Horizon Funding Company LLC under which we incurred $12.0 million of indebtedness.  As a result, we have increased our interest payment obligations and, beginning in March 2011 we are obligated to begin repaying the principal amount of the loan.  The increase in our level of indebtedness may

•                  impact our ability to obtain future financing for working capital, acquisitions, or other purposes;

•                  increase our vulnerability to industry downturn and competitive pressures; and

•                  result in a possible competitive disadvantage with competitors that may have better access to capital resources.

Our ability to meet our debt obligations will depend upon future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

Our loan agreements with Silicon Valley Bank and Compass Horizon subject us to various restrictions, which may limit our ability to pursue business opportunities.

Our loan agreements with Silicon Valley Bank and Compass Horizon subject us to various restrictions on our ability to engage in certain activities without the prior written consent of the lenders, including, among other things, our ability to:

•                  dispose of or encumber assets, other than in the ordinary course of business,

•                  incur additional indebtedness,

•                  merge or consolidate with other entities, or acquire other businesses, and

•                  make investments.

The agreements also subjects us to various financial and other covenants with which we must comply on an ongoing or periodic basis.  The financial covenant in our Silicon Valley Bank loan agreement requires us to maintain a minimum level of tangible net worth, as defined, which varies from month to month.  If we violate this or any other covenant, any outstanding debt under our loan agreements could become immediately due and payable, the lenders could proceed against any collateral securing indebtedness and our ability to borrow funds in the future may be restricted or eliminated.  These restrictions may also limit our ability to pursue business opportunities or strategies that we would otherwise consider to be in the best interests of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 5. Other Information.

Eighth Loan Modification Agreement

On August 3, 2010, the Company entered into an Eighth Loan Modification Agreement to its existing Loan Agreement with Silicon Valley Bank (“SVB”).  Under the terms of this amendment, SVB has agreed to increase the Company’s existing credit limit up to $15.0 million on a formula basis.  The existing non-formula sub-limit will continue to be eliminated as of August 30, 2010.  Interest on outstanding formula-based borrowings will now accrue at a rate per annum equal to the Prime Rate plus one half percent (.50%) per annum.  The Loan Agreement contains certain financial covenants relating to liquidity and adjusted earnings before interest, depreciation, amortization and taxes which the Company must satisfy in order to borrow under the agreement.  The existing financial covenant relating to required tangible net worth has been eliminated.

Certificate of Correction to Certificate of Designation for Series C Preferred Stock.

It was the intention of the Company and the purchasers of the Company’s Series C Preferred Stock that the the dividend on such shares accrue solely on the original face amount of the Series C Preferred Stock, as adjusted, and not on a compounding basis.  Due to a scrivener’s drafting error in the Certificate of Designation creating the Series C Preferred Stock, the express terms of the Certificate of Designation provided that the dividend was to be calculated on a compounding basis.  To correct this error, the Company has, with the concurrence of the holders of the outstanding shares of Series C Preferred Stock, filed a Certificate of Correction with the Delaware Secretary of State clarifying that the dividend is not required to compound.  The Company has been accounting for the dividend on the corrected basis and, therefore, no adjustment to the existing accrual is necessary.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SATCON TECHNOLOGY CORPORATION
Date: August 9, 2010	By:

/s/ DONALD R. PECK
Donald R. Peck Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1

Certificate of Correction of Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on August 6, 2010.

10.1

Sixth Loan Modification Agreement, dated as of April 22, 2010, between Silicon Valley Bank and the Registrant, Satcon Power Systems, Inc., Satcon Electronics, Inc., and Satcon Power Systems Canada Ltd.

10.2

Seventh Loan Modification Agreement, dated as of June 16, 2010, between Silicon Valley Bank and the Registrant, Satcon Power Systems, Inc., Satcon Electronics, Inc., and Satcon Power Systems Canada Ltd.

10.3	Venture Loan and Security Agreement, dated as of June 16, 2010, by and between Compass Horizon Funding Company LLC, the Registrant, Satcon Power Systems, Inc., and Satcon Electronics, Inc.
10.4

Secured Promissory Note in the principal amount of $10,000,000 dated June 16, 2010 by the Registrant, Satcon Power Systems, Inc., and Satcon Electronics, Inc. in favor of Compass Horizon Funding Company LLC.

10.5

Secured Promissory Note in the principal amount of $2,000,000 dated June 16, 2010 by the Registrant, Satcon Power Systems, Inc., and Satcon Electronics, Inc. in favor of Compass Horizon Funding Company LLC.

10.6	Warrant to Purchase 493,097 shares of the Registrant’s Common Stock dated as of June 16, 2010.
10.7	Warrant to Purchase 98,619 shares of the Registrant’s Common Stock dated as of June 16, 2010.
10.8	Registration Rights Agreement, dated as of June 16, 2010, by and between Compass Horizon Funding Company LLC and the Registrant.
10.9	2010 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit A to the Registrant’s Definitive Schedule 14A filed April 30, 2010 (File no. 1-11512).
10.10 *	Manufacturing and Purchase Agreement, dated as of December 18, 2008, by and between the Registrant and ESGW International Limited.
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.