Form 10-Q
period 2010-09-30
SATCON TECHNOLOGY CORP
filed 2010-11-08
CIK 889423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Common Stock, $0.01 Par Value,

116,792,927 shares outstanding as of November 1, 2010.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$11,334,854	$13,369,208
Restricted cash and cash equivalents	—	34,000
Accounts receivable, net of allowance of $854,887 and $196,909 at September 30, 2010 and December 31, 2009, respectively	55,216,395	17,577,640
Unbilled contract costs and fees	174,342	202,228
Inventory	28,438,176	11,898,571
Prepaid expenses and other current assets	3,103,885	717,535
Current assets of discontinued operations	—	35,004

Total current assets	98,267,652	43,834,186
Property and equipment, net	4,956,478	4,633,926
Non-current assets of discontinued operations	—	224,227

Total assets	$103,224,130	$48,692,339

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$15,000,000	$3,000,000
Notes payable, current portion	1,563,642	—
Accounts payable	40,222,141	20,751,975
Accrued payroll and payroll related expenses	3,489,072	2,235,349
Other accrued expenses	6,635,564	2,710,568
Accrued restructuring costs	207,129	38,034
Deferred revenue, current portion	6,280,031	451,008
Current liabilities of discontinued operations	—	117,702
Total current liabilities	73,397,579	29,304,636
Warrant liabilities	5,428,437	4,976,774
Notes payable, net of current portion and discount of $950,238	9,486,120	—
Deferred revenue, net of current portion	8,875,934	5,531,413
Redeemable convertible Series B preferred stock (75 shares issued and outstanding at September 30, 2010 and December 31, 2009; face value $5,000 per share; liquidation preference at September 30, 2010 $375,000)	375,000	375,000
Other long-term liabilities	228,342	280,472
Total liabilities	97,791,412	40,468,295
Commitments and contingencies (Note I)
Redeemable convertible Series C preferred stock (25,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, face value $1,000 per share, liquidation preference $28,534,932 and $27,600,000 at September 30, 2010 and December 31, 2009, respectively)	26,503,432	22,257,423

Stockholders’ deficit:
Common stock; $0.01 par value, 200,000,000 shares authorized; 78,540,071 and 70,567,781 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	$785,401	$705,678
Additional paid-in capital	223,245,348	218,599,384
Accumulated deficit	(243,671,895)	(231,656,734)
Accumulated other comprehensive loss	(1,429,568)	(1,681,707)
Total stockholders’ deficit	(21,070,714)	(14,033,379)
Total liabilities and stockholders’ deficit	$103,224,130	$48,692,339

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	October 3, 2009	September 30, 2010	October 3, 2009

Product revenue	$58,381,821	$10,040,941	$100,741,773	$31,048,409

Cost of product revenue	42,678,081	10,466,120	77,267,220	30,686,604

Gross margin (loss)	15,703,740	(425,179)	23,474,553	361,805

Operating expenses:
Research and development	4,320,274	2,187,554	9,763,129	6,302,978
Selling, general and administrative	9,677,483	4,611,625	23,539,849	13,377,847
Restructuring charge	—	211,267	783,701	211,267

Total operating expenses from continuing operations	13,997,757	7,010,446	34,086,679	19,892,092

Operating income (loss) from continuing operations	1,705,983	(7,435,625)	(10,612,126)	(19,530,287)

Change in fair value of warrant liabilities	(1,269,118)	(305,289)	(1,038,105)	(3,899,623)
Other income (loss), net	340,387	384,261	20,929	(241,329)
Interest income	—	2,956	185	8,523
Interest expense	(628,255)	(38,919)	(917,651)	(259,103)
Income (loss) from continuing operations	148,997	(7,392,616)	(12,546,768)	(23,921,819)

Gain on sale of discontinued operations, net	—	—	500,217	—
Income from discontinued operations, net	—	135,303	31,390	77,110
Net income (loss)	148,997	(7,257,313)	(12,015,161)	(23,844,709)

Deemed dividend and accretion on Series C preferred stock	(1,359,514)	(961,257)	(4,167,639)	(2,670,277)
Dividend on Series C preferred stock	(384,613)	(320,180)	(1,108,370)	(1,028,269)
Net loss attributable to common stockholders	$(1,595,130)	$(8,538,750)	$(17,291,170)	$(27,543,255)

Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.02)	$(0.12)	$(0.25)	$(0.47)
From gain on sale of discontinued operations	—	—	$0.01	—
From income on discontinued operations	—	—	—	—
Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.02)	$(0.12)	$(0.24)	$(0.47)

Weighted average number of common shares, basic and diluted	75,467,911	70,239,878	72,633,858	58,831,835

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the nine months ended September 30, 2010

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit	Comprehensive Loss
Balance, December 31, 2009	70,567,781	$705,678	$218,599,384	$(231,656,734)	$(1,681,707)	$(14,033,379)

Net loss	—	—	—	(12,015,161)	—	(12,015,161)	(12,015,161)

Issuance of warrants to Series C preferred stockholders	—	—	515,000	—	—	515,000	—

Beneficial conversion feature on Series C preferred stock	—	—	515,000	—	—	515,000	—

Series C preferred stock deemed dividend	—	—	(515,000)	—	—	(515,000)	—

Issuance of common stock in connection with the exercise of stock options and issuance of restricted stock to consultants	1,107,553	11,075	1,610,610	—	—	1,621,685	—

Issuance of common stock in connection with the exercise of warrants to purchase common stock	6,854,670	68,547	3,667,534	—	—	3,736,081	—

Issuance of warrants in connection with subordinated debt financing	—	—	910,612	—	—	910,612	—

Accretion of Series C preferred stock to its redemption value	—	—	(3,652,639)	—	—	(3,652,639)	—

Dividend on Series C preferred stock	—	—	(1,108,370)	—	—	(1,108,370)	—

Dividend on Series B preferred stock	10,067	101	14,899	—	—	15,000	—

Employee stock-based compensation	—	—	2,688,318	—	—	2,688,318	—

Foreign currency translation adjustment	—	—	—	—	252,139	252,139	252,139

Comprehensive loss	—	—	—	—	—	—	$(11,763,022)
Balance, September 30, 2010	78,540,071	$785,401	$223,245,348	$(243,671,895)	$(1,429,568)	$(21,070,714)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2010	October 3, 2009
Cash flows from operating activities:
Net loss	$(12,015,161)	$(23,844,709)
Net income from discontinued operations	(31,390)	(77,110)
Gain on sale of discontinued operations	(500,217)	—
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Effects of foreign currency exchange rates on cash and cash equivalents	68,732	(497,684)
Depreciation and amortization	1,175,679	826,775
Provision for uncollectible accounts	651,055	22,999
Provision for excess and obsolete inventory	774,237	—
Non-cash compensation expense related to issuance of stock options and issuance of restricted common stock to consultants	2,795,475	2,194,037
Change in fair value of warrant liabilities	1,038,105	3,899,623
Non-cash expense associated with the issuance of warrants	—	515,000
Non-cash interest expense	156,374	119,906
Changes in operating assets and liabilities:
Accounts receivable	(37,773,159)	1,053,687
Unbilled contract costs and fees	27,886	209,032
Prepaid expenses and other assets	(2,378,705)	47,264
Inventory	(16,836,010)	3,084,748
Accounts payable	18,982,798	814,176
Accrued expenses and payroll	5,035,471	(318,393)
Accrued contract loss	—	(1,185,818)
Accrued restructuring	155,627	(388,388)
Deferred revenue, current and long term portion	8,921,886	(1,743,273)
Other long term liabilities	(52,130)	(23,403)
Total adjustments	(17,256,679)	8,630,288
Net cash used in operating activities in continuing operations	(29,803,447)	(15,291,531)

Cash flows from investing activities:
Purchases of property and equipment	(1,428,710)	(1,757,190)
Net cash used in investing activities in continuing operations	(1,428,710)	(1,757,190)

Cash flows from financing activities:
Net borrowings under line of credit	12,000,000	—
Net proceeds from notes payable	11,826,500	1,297,200
Net proceeds from public sale of common stock	—	21,513,225
Reduction of restricted cash	34,000	—
Net proceeds from exercise of options to purchase common stock	1,532,885	49,959
Net proceeds from exercise of warrants to purchase common stock	3,149,639	—
Net cash provided by financing activities in continuing operations	28,543,024	22,860,384
Cash flows from discontinued operations:

Net cash provided by (used in) operating activities of discontinued operations	(61,921)	537,167
Net cash provided by investing activities of discontinued operations	716,700	—

Net increase in cash and cash equivalents from discontinued operations	654,779	$537,167
Net increase (decrease) in cash and cash equivalents	(2,034,354)	6,348,830
Cash and cash equivalents at beginning of period	13,369,208	9,957,716
Cash and cash equivalents at end of period	$11,334,854	$16,306,546

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine Months Ended
	September 30, 2010	October 3, 2009
Non-cash Investing and Financing Activities:
Stock-based compensation (1)	$2,777,118	$2,261,399
Common stock issued related to 401(k) contributions	—	107,959
Accretion of redeemable convertible preferred stock discount and dividends	5,276,009	3,714,772
Issuance of warrants and beneficial conversion feature	1,760,000	—
Modification of warrants to purchase common stock	—	515,000
Common stock issued in lieu of dividends on redeemable convertible Series B preferred stock	15,000	71,370
Conversion of Series B Preferred Stock into common stock	—	1,075,000
Exercise of warrant liabilities for common stock	586,442	—
Adjustment to conversion price of Series B Preferred Stock	—	55,369

Interest and Income Taxes Paid:
Interest	$761,276	$139,197
Income taxes	—	—

(1) Includes $(18,357) and $67,362 related to discontinued operations for the nine month periods ended September 30, 2010 and October 3, 2009, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 (“2010”) AND OCTOBER 3, 2009 (“2009”)

(Unaudited)

Note A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Satcon and its wholly owned subsidiary (Satcon Power Systems Canada, Ltd.) and its discontinued operating subsidiaries (Satcon Applied Technology, Satcon Electronics, Inc. and Satcon Power Systems, Inc.) (collectively, the “Company”) as of September 30, 2010 and for the three and nine months ended September 30, 2010 and October 3, 2009 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note B. Realization of Assets and Liquidity

The Company anticipates that its current cash along with the availability under its credit facility with Silicon Valley Bank will be sufficient to fund its operations through at least December 31, 2010.  In addition, on October 27, 2010, the Company sold 10,350,000 million shares of common stock in a public offering resulting in net proceeds, after deducting underwriter commissions and discounts and other offering expenses, of approximately $37.5 million.  Concurrently with the consummation of the public offering, the holders of all the outstanding shares of Series C Preferred Stock converted their shares of preferred stock and accumulated dividends into 27,526,344 million shares of common stock.  Upon conversion by the Series C Preferred Stock holders, the Company paid them an aggregate of $1,250,000 in cash.  The Company has developed a business plan that envisions a significant increase in revenue from the results experienced in the recent past and that allows the Company to remain in compliance with the covenants of the credit facility.  Although the Company believes it has developed a realistic business plan, there is no assurance that it can achieve these objectives.  Accordingly, if the Company is unable to realize its business plan or does not remain in compliance with the covenants of the credit facility, the Company may need to raise additional funds in the future in order to sustain operations by selling equity or taking other actions to conserve its cash position, which could include selling of certain assets and incurring additional indebtedness, subject to the restrictions in the credit facility with Silicon Valley Bank and those restrictions contained within our subordinated debt instrument.  Such actions would likely require the consent of Silicon Valley Bank and/or the lender of the subordinated debt, and there can be no assurance that such consents would be given.  Furthermore, there can be no assurance that the Company will be able to raise such funds if they are required.

Note C. Significant Accounting Policies and Basis of Consolidation

There have been no material changes from the Significant Accounting Policies and Basis of Presentation previously disclosed in Part II, Item 8, contained within “Notes to Consolidated Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

Basis of Consolidation

The consolidated financial statements include the accounts of Satcon and its wholly owned subsidiary (Satcon Power Systems Canada, Ltd.) and its discontinued operating subsidiary (Satcon Applied Technology, Inc.). All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly-liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At September 30, 2010 and December 31, 2009, the Company has restricted cash of $0 and $34,000, respectively.

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

Inventory

Inventory is valued at the lower of actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory, and costs are determined based on the first-in, first-out method of accounting and include material, labor and manufacturing overhead costs. The Company periodically review inventory quantities on hand and record a provision for excess and/or obsolete inventory within cost of sales based primarily on our historical usage, as well as based on estimated forecast of product demand. A significant decrease in demand for the Company’s products could result in a short-term increase in the cost of inventory purchases and an increase of excess inventory quantities on hand. In addition, the industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the  inventory and reported operating results.   The Company records, as a charge to cost of product revenue, any amounts required to reduce the carrying value to net realizable value.

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

Foreign Currency Translation

As of April 1, 2010, the Company determined that the functional currency of its foreign subsidiary was the US dollar.  As the functional currency changed from the foreign currency to the reporting currency, the translation adjustments as of April 1, 2010 remains as a component of accumulated other comprehensive income (loss).  Prior to this determination, the functional currency was the local currency, assets and liabilities were translated at the rates in effect at the balance sheet dates, while stockholders’ equity (deficit) including the long-term portion of intercompany advances was translated at historical rates. Statements of operations and cash flow amounts were translated at the average rate for the period. Translation adjustments were included as a component of accumulated other comprehensive income (loss). Foreign currency gains and losses were a gain of $0.4 million and $0.4 million for the three months ended September 30, 2010 and October 3, 2009, respectively.   Foreign currency gains were $24,000 and $0.4 million for the nine months ended September 30, 2010 and October 3, 2009, respectively.  All foreign currency transaction gains and losses were recorded as a component of other income (loss), net.

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

As of December 31, 2009, the Company had federal and state net operating losses (“NOL”) carry forwards and federal and state R&D credit carry forwards, which may be available to offset future federal and state income tax liabilities which expire at various dates through 2030. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a rolling three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation. The Company has not experienced a change of control at any time since Company formation, utilization of its NOL or R&D credit carry forwards are not subject to an annual limitation under Section 382..  The Company does not expect to have any taxable income for the foreseeable future.  The Company has a full valuation allowance against the net operating losses and credits.

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

The Company recognized the full impact of its share-based compensation plans in the consolidated financial statements for the three and nine months ended September 30, 2010 and October 3, 2009 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material.  The following table presents share-based compensation expense included in the Company’s consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2010	October 3, 2009	September 30, 2010	October 3, 2009
Cost of product revenue	$55,016	$42,027	$167,642	$128,789
Research and development	137,621	75,433	360,037	244,968
Selling, general and administrative expenses	711,662	527,949	2,178,996	1,753,530
Share-based compensation expense from continuing operations before tax	904,299	645,409	2,706,675	2,127,287
Share-based compensation expense from discontinued operations	—	18,716	(18,357)	67,362
Total share-based compensation expense before tax	904,299	664,125	2,688,318	2,194,649
Income tax benefit	—	—	—	—
Net share-based compensation expense	$904,299	$664,125	$2,688,318	$2,194,649

Compensation expense associated with the granting of stock options to employees is being recognized on a straight-line basis over the service period of the option.  In instances where the actual compensation expense would be greater than that calculated using the straight-line method, the actual compensation expense is recorded in that period.

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2010 and October 3, 2009 were $3.32 and $1.83 and $2.42 and $2.44, respectively, per option.  The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended		Nine Months Ended
Assumptions:	September 30, 2010	October 3, 2009	September 30, 2010	October 3, 2009
Expected life	5.6 years (1)	6.25 years (1)	5.0 to 6.25 years (1)	5.0 to 6.25 years (1)
Expected volatility ranging from	72.8% to 73.93% (2)	81.4% - 81.8%(2)	72.4% to 76.5% (2)	72.9% - 83.0% (2)
Dividends	none	none	none	none
Risk-free interest rate	1.50% (3)	2.50% (3)	1.10% to 2.50% (3)	1.50% to 2.50% (3)
Forfeiture Rate (4)	6.25%	6.25%	0% to 6.25%	6.25%

(1)          The option life for the three and nine months ended September 30, 2010 was determined using actual option experience.  Prior to March 31, 2010, the option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options

(2)          The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, the historical short term trend of the option and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations.

(3)          The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

(4)          The estimated forfeiture rate for each option grant is between 0% - 6.25%.    The Company periodically reviews the estimated forfeiture rate, in light of actual experience.

At September 30, 2010 approximately $8.5 million in unrecognized compensation expense remains to be recognized over a weighted average period of 2.3 years.  The table below summarizes the recognition of the deferred compensation expense associated with employee stock options over the next four years as follows:

Calendar Years Ending December 31,	Non Cash Stock-Based Compensation Expense
2010	$933,552
2011	3,678,141
2012	2,318,717
2013	1,322,983
2014	282,879
Total	$8,536,272

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

The Company’s trade accounts receivable and unbilled contract costs and fees are primarily from sales to commercial customers. The Company does not require collateral and has not historically experienced significant credit losses related to receivables, letters of credit or unbilled contract costs and fees from individual customers or groups of customers in any particular industry or geographic area.

Significant customers are defined as those customers that account for 10% or more of total net revenue in a fiscal year or 10% or more of accounts receivable and unbilled contract costs and fees at the end of a fiscal period.   For the three and nine months ended September 30, 2010, there were three customers and two customers, respectively, which were deemed significant with regards to revenue.  For the three and nine months ended September 30, 2010, these customers accounted for 43.7%, or $25.5 million, and 29.0%, or $29.2 million, of revenue.  At September 30, 2010, there were two customers that were deemed significant with regards to accounts receivable.  At September 30, 2010, these customers accounted for 31.2%, or $17.3 million, of accounts receivable.  For the three and nine months ended October 3, 2009, there were three and two customers, respectively, that were deemed significant with regards to revenue.  For the three months ended October 3, 2009, these customers accounted for 44%, or $4.5 million, of revenue.  For the nine months ended October 3, 2009, these customers accounted for 30%, or $9.5 million, of revenue.  At October 3, 2009, there were four customers that were deemed significant with regards to accounts receivable.  At October 3, 2009, these customers accounted for 45.3%, or $4.7 million, of accounts receivable.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable, subordinated note payable and the line of credit. The estimated fair values of these financial instruments approximate their carrying values at September 30, 2010 and December 31, 2009. The estimated fair values have been determined through information obtained from market sources and management estimates.  The Company’s warrant liability is recorded at fair value.  See “Fair Value Measurements” below.  The carrying value of the subordinated notes payable, as of September 30, 2010, is not materially different from the fair value of the notes.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2010 are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds (2)	$—	$—	$—	$—

Total Assets	$—	$—	$—	$—

Liabilities
Warrant liabilities (1)	$5,428,437	$—	$5,428,437	$—

Total Liabilities	$5,428,437	$—	$5,428,437	$—

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2009 are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds (2)	$10,003,805	$10,003,805	$—	$—

Total Assets	$10,003,805	$10,003,805	$—	$—

Liabilities
Warrant liabilities (1)	$4,976,774	$—	$4,976,774	$—

Total Liabilities	$4,976,774	$—	$4,976,774	$—

(1)          The Company’s Level 2 financial liabilities consist of long term investor warrant liabilities comprised of the Warrant As, Warrant Cs, the warrants issued to the investors in connection with the 2007 preferred stock financing (the “2007 Financing Warrants”) and the placement agent warrants.  The fair value of the Warrant As and Warrant Cs is being estimated using a binomial lattice model and the fair value of the placement agent warrants and the 2007 Financing Warrants is being estimated using the Black-Scholes option pricing model. (see Note J. Convertible Debt Instruments and Warrant Liabilities-Valuation — Methodology and Significant Assumptions; Note K - Redeemable Convertible Series B and Series C Preferred Stock; and “Warrant Liabilities” below).

(2)          Included as a component of cash and cash equivalents on accompanying consolidated balance sheets.

Warrant Liabilities

On January 1, 2009, the Company adopted ASC 815-40-15 relating to evaluating whether an instrument is considered indexed to an entity’s own stock.  The Company’s evaluation of the 2007 Financing Warrants determined that the 2007 Financing Warrants covering 19,799,023 shares of common stock did not qualify for a scope exception under ASC 815-40-15 as they were determined not to be indexed to the Company’s stock as prescribed by ASC 815-40-15. As a result, on the date of adoption, January 1, 2009, the Company reclassified these warrants from additional paid in capital to warrant liabilities through a cumulative effect of a change in accounting principle.   The initial value of the warrant liability at adoption was $22,041,541.

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

On July 3, 2009, the Company modified certain provisions contained within the 2007 Financing Warrants.  Under the terms of the original 2007 Financing Warrants (prior to their modification), in addition to standard anti-dilution protection for stock splits or dividends, stock combinations, mergers, liquidation or similar events, the exercise price and number of shares issuable upon exercise of these warrants were subject to adjustment in the event of certain dilutive issuances (the “Dilutive Issuance Provision”).  Upon each adjustment of the exercise price pursuant to the Dilutive Issuance Provision, the number of shares subject to the warrant were also to be adjusted by multiplying the current exercise price prior to the adjustment by the number of shares subject to the warrant and dividing the product by the exercise price resulting from the adjustment.  The Dilutive Issuance Provision was modified to (i) limit the instances in which a dilutive issuance will cause an adjustment to the exercise price of the warrants and (ii) eliminate the provision that correspondingly increased the number of shares underlying the warrants in the event of a dilutive issuance that causes an adjustment to the exercise price.  As a result of this modification these warrants were determined to be equity instruments by the Company, as they now qualify for the scope exception under ASC 815-40-15.  Previously the warrants, due to the adoption of the provisions of ASC 815-40, were accounted for as a derivative liability.  The Company is no longer required to mark these warrants to fair value each quarter.  See Note J. Convertible Debt Instruments and Warrant Liabilities.

 In addition, the Company determined the fair value of the investor warrants (the Warrant As and Warrant Cs) and placement agent warrants using valuation models it considers to be appropriate. The Company’s stock price has the most significant influence on the fair value of its warrants. An increase in the Company’s common stock price would cause the fair values of the warrants to increase, because the exercise price of the warrants is fixed at $1.815 per share, and result in a charge to our statement of operations. A decrease in the Company’s stock price would likewise cause the fair value of the warrants to decrease and result in a credit to our statement of operations. See Note J. for valuation discussion.

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

In October 2010, the holders of the remaining 75 shares of Series B Preferred Stock converted their shares into common stock, resulting in the issuance of 251,677 shares of common stock.

Redeemable Convertible Series C Preferred Stock

The Company initially accounted for its issuance of Series C Preferred Stock and associated warrants by allocating the proceeds received net of transaction costs based on the relative fair value of the Series C Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities. The Series C Preferred Stock is classified as temporary equity on the balance sheet.  The Company determined the initial value of the Series C Preferred Stock and investor warrants using valuation models it considers to be appropriate.  The Company used the effective interest method to accrete the carrying value of the Series C Preferred Stock through the earliest possible redemption date (November 8, 2011), at which time the value of the Series C Preferred Stock would have been $30.0 million or 120% of its face value and dividends.

On October 27, 2010, the holders of all of the outstanding shares of Series C Preferred Stock converted their shares and accumulated dividends into common stock, resulting in the issuance of 27,526,344 shares of common stock.  To induce the Series C Preferred Stock holders to convert their shares, the Company paid these holders an aggregate $1.25 million in cash upon conversion.  The entitlement to a redemption of the Series C Preferred Shares was eliminated upon the holders’ conversion of the Series C Preferred Stock into common shares in October 2010.

Note D.  Discontinued Operations

On January 10, 2010, the Company sold its Applied Technology business unit for approximately $0.7 million in cash, net of closing costs.  Prior to the sale, the Applied Technology business unit was reported by the Company as its own operating segment.  Operations associated with the Applied Technology business unit have been classified as discontinued operations in the accompanying consolidated statements of operations, and cash flows associated with this segment are included in cash flows from discontinued operations in the consolidated statements of cash flows.  The Company evaluated the assets of the Applied Technology business unit and as of December 31, 2009 classified them as held for sale.  The Company recorded a gain on the sale of the Applied Technology business unit of approximately $0.5 million in its results of operations for the nine months ended September 30, 2010.

Net sales from discontinued operations were $0.1 million and $4.7 million for the nine months ended September 30, 2010 and October 3, 2009, respectively. Net income (loss) from discontinued operations was income of approximately $31,000 for the nine months ended September 30, 2010 and net income of approximately $135,303 and $77,100 for the three and nine months ended October 3, 2009, respectively.

The Company has not allocated interest to discontinued operations.  The Company has eliminated all intercompany activity associated with discontinued operations.

The net assets of the Applied Technology division as December 31, 2009 consisted of the following, which have been reclassified in the accompanying consolidated balance sheets:

December 31, 2009
Prepaid expenses	$35,004
Current assets of discontinued operations	$35,004
Property and equipment, net	$56,076
Goodwill other long-term assets	$168,151
Non-current assets of discontinued operations	$224,227
Accrued payroll and related expenses	$117,702
Current liabilities of discontinued operations	$117,702
Long-term liabilities of discontinued operations	$—

Note E. Loss per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended		Nine Months Ended
	September 30, 2010	October 3, 2009	September 30, 2010	October 3, 2009
Income (loss) from continuing operations	$148,997	$(7,392,616)	$(12,546,768)	$(23,921,819)
Gain on sale of discontinued operations	—	—	500,217	—
Income from discontinued operations	—	135,303	31,390	77,110
Accretion and dividends and deemed dividends on Series C Preferred Stock	(1,744,127)	(1,281,437)	(5,276,009)	(3,698,546)
Net loss attributable to common shareholders	$(1,595,130)	$(8,538,750)	$(17,291,170)	$(27,543,225)
Basic and diluted:
Common shares outstanding, beginning of period	72,126,226	70,211,491	70,567,781	51,479,822
Weighted average common shares issued during the period	3,341,685	28,387	2,066,077	7,352,013
Weighted average shares outstanding—basic and diluted	75,467,911	70,239,878	72,633,858	58,831,835

Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.02)	$(0.12)	$(0.25)	$(0.47)
From gain on discontinued operations	—	—	—	—
From gain on sale of discontinued operations	—	—	$0.01	—
Net loss per weighted average share, basic and diluted	$(0.02)	$(0.12)	$(0.24)	$(0.47)

As of September 30, 2010 and October 3, 2009, shares of common stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive.  In addition, shares of common stock issuable upon the conversion of Series B Preferred Stock and Series C Preferred Stock and related dividends were excluded from the diluted weighted average common shares outstanding as their effect would also have been antidilutive.   Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, except when the effect would be antidilutive.

The table below summarizes the actual number of options and warrants and convertible preferred stock that were excluded from the calculation above due to their effect being antidilutive:

	September 30, 2010	October 3, 2009
Common Stock issuable upon the exercise of:
Options	12,337,319	10,979,370
Warrants	16,417,892	25,597,328
Total Options and Warrants excluded	28,755,211	36,576,698

Common Stock issuable upon the conversion of redeemable convertible Series B Preferred Stock	251,677	251,677
Common Stock issuable upon the conversion of redeemable convertible Series C Preferred Stock	27,437,434	26,245,390

The table below details out shares of common stock underlying securities for which the securities would have been considered dilutive at September 30, 2010 and October 3, 2009, had the Company not been in a loss position:

	# of Underlying Common Shares
	September 30, 2010	October 3, 2009
Employee stock options	12,141,819	8,247,720
Warrants to purchase common stock	16,417,892	25,597,328
Series B Convertible Preferred Stock	251,677	251,677
Series C Convertible Preferred Stock	27,437,434	26,245,390
Total	56,248,822	60,342,115

Note F. Inventory

Inventory components at the end of each period were as follows:

	September 30, 2010	December 31, 2009
Raw material	$8,376,510	$7,268,446
Work-in-process	4,623,686	2,588,205
Finished goods	15,437,980	2,041,920
	$28,438,176	$11,898,571

Note G. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2010	December 31, 2009
Machinery and equipment	$4,739,703	$4,153,178
Assets under construction	343,139	1,616,022
Furniture and fixtures	511,000	324,689
Computer software	769,126	707,667
Leasehold improvements	3,162,488	1,098,882
	9,525,456	7,900,438
Less: accumulated depreciation and amortization	(4,568,978)	(3,266,512)

	$4,956,478	$4,633,926

Depreciation and amortization expense from continuing operations relating to property and equipment for the nine months  ended September 30, 2010 and  2009 was $1.2 million and $0.8 million, respectively.

Note H. Legal Matters

From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business.

The Company is not aware of any current or pending litigation in which the Company is or may be a party that it believes could materially adversely affect the results of operations or financial condition.

Note I. Commitments and Contingencies

Operating Leases

The Company leases its facilities under various operating leases that expire through October 2016.

Future minimum annual rentals under lease agreements at September 30, 2010 are as follows:

Fiscal Year
2010	$352,605
2011	1,132,575
2012	596,644
2013	422,265
2014	436,263
thereafter	565,137
Total	$3,505,489

Letters of Credit:

                The Company utilized a standby letter of credit to satisfy a security deposit requirement. Outstanding standby letters of credit as of September 30, 2010 and December 31, 2009 were $0 and $34,000, respectively.  The Company is required to pledge cash as collateral on these outstanding letters of credit. As of September 30, 2010 and December 31, 2009, the cash pledged as collateral for these letters of credit was $0 and $34,000, respectively, and is included in restricted cash and cash equivalents on the consolidated balance sheets.

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

Line of Credit

On February 26, 2008, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”).  Under the terms of the Loan Agreement, the Bank agreed to provide the Company with a credit line up to $10.0 million.  The Company’s obligations under the Loan Agreement are secured by substantially all of the assets of the Company and advances under the Loan Agreement are limited to 80% of eligible receivables and the lesser of 25% of the value of the Company’s eligible inventory, as defined, or $1.0 million.  Interest on outstanding borrowings accrued at a rate per annum equal to the Prime Rate plus one percent (1.0%) per annum, as defined, or the LIBOR Rate plus three and three quarter percent (3.75%) per annum.  The Loan Agreement containedcertain financial covenants relating to tangible net worth, as defined, which the Company must satisfy in order to borrow under the agreement.  In addition, the Company agreed to pay to the Bank a collateral monitoring fee of $750 per month and agreed to the following additional terms: (i) $50,000 commitment fee, $25,000 to be paid at signing of the Loan Agreement and $25,000 to be paid on the one year anniversary of the  Loan Agreement; (ii) an unused line fee in the amount of 0.5% per annum of the average unused portion of the revolving line; and (iii) an early termination fee of 0.5% of the total credit line if the Company terminated the Loan Agreement prior to 12 months from the Loan Agreement’s effective date.

On February 18, 2010, the Company entered into the Fourth Loan Modification Agreement with the Bank.  The Fourth Loan Modification modified the term of the Loan Agreement to originally expire on March 19, 2010.

On March 10, 2010, the Company entered into the Fifth Loan Modification Agreement with the Bank. The Fifth Loan Modification Agreement amended certain provisions of the Loan Agreement. Among other modifications and amendments, (i) the term of the Loan Agreement was extended to October 18, 2011, (ii) the Company’s tangible net worth covenant, as defined, was set at approximately $7.5 million and (iii) the Company’s liquidity covenant, as defined, was set at approximately $4.0 million.   In addition to the above, pursuant to the terms of the Fifth Loan Modification Agreement, the Bank provided the Company two additional tranches of term debt each in a maximum principal amount of $1,000,000, which, if drawn down, would reduce availability under the revolving credit line.  The Company paid a modification fee of $37,500 in connection with the Fifth Loan Modification Agreement.

On April 22, 2010, the Company entered into the Sixth Loan Modification Agreement with the Bank providing for a new $5,000,000 non-formula sublimit within its overall $10,000,000 borrowing facility.  This new sublimit provided the Company with working capital borrowing capacity in excess of the amount that would otherwise have  been  available under its existing formula based on accounts receivable.  The availability of the new sublimit was to be reduced by $2,500,000 on June 29, 2010 and was subject to the Company meeting prescribed liquidity, tangible net worth and other covenants.

On June 16, 2010, the Company entered into the Seventh Loan Modification Agreement with the Bank that reduced the existing $5,000,000 non-formula sub limit of the borrowing facility to $2,500,000 as of July 1, 2010 and $0 as of August 30, 2010.  The Company could continue to be able to borrow up to $10,000,000 from the Bank under the Loan Agreement on a formula basis.

On August 3, 2010, the Company entered into an Eighth Loan Modification Agreement with the Bank.  Under the terms of this amendment, the Bank agreed to increase the Company’s existing credit limit up to $15.0 million on a formula basis.  The existing non-formula sub-limit will continue to be eliminated as of August 30, 2010.  Interest on outstanding formula-based borrowings will now accrue at a rate per annum equal to the Prime Rate plus one half percent (.50%) per annum.   In addition, (i) the tangible net worth covenant was eliminated, (ii) the Company’s liquidity covenant, as defined, was set at approximately $5.0 million until March 31, 2011 and thereafter at approximately $6.5 million and (iii) a covenant relating to adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was added.  The Company’s obligation under the Loan Agreement continues to be secured by substantially all of the assets of the Company.

At September 30, 2010, the Company was in full compliance with the liquidity and Adjusted EBITDA covenant requirements.  As of September 30, 2010, the Company had $0 available under the line of credit.

At September 30, 2010 and December 31, 2009, the Company had $15.0 million and $3.0 million outstanding under the Loan Agreement and the Bank’s prime rate was 4%.  The rate used was the Bank’s prime rate of 4.0% plus 0.50% (or 4.5% at September 30, 2010) and 4.0% plus 1% (or 5% at December 31, 2009).

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

Assumptions:	June 16, 2010
Expected life	5 years
Expected volatility	74.9%
Dividends	none
Risk-free interest rate	2.0%

The Subordinated Loan is to be repaid over 42 months as follows:

Fiscal Year	Principal Repayment
2010	$—
2011	2,541,720
2012	4,233,191
2013	4,797,531
2014	427,558
Total	$12,000,000

Note J. Product Warranties

In general the Company’s warranties are for one year after the sale of the non-photovoltaic product and five years for photovoltaic inverter product sales.  The Company provides a warranty to its customers for most of its products sold.  .  The Company reviews its warranty liability quarterly.    The Company’s estimate for product warranties is based on an analysis of actual expenses by specific product line and estimated future costs related to warranty.  Factors taken into consideration when evaluating the Company’s warranty reserve are (i) historical claims for each product, (ii) the development stage of the product, (iii) volume increases, (iv) life of warranty and (v) other factors.  To the extent actual experience differs from the Company’s estimate, the provision for product warranties will be adjusted in future periods.  Such differences may be significant.

Accrued warranty is included in other accrued expenses on the Company’s Consolidated Balance Sheets.  The following is a summary of the Company’s accrued warranty activity for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2010	October 3, 2009	September 30, 2010	October 3, 2009
Balance at beginning of period	$2,842,859	$2,037,892	$1,869,579	$1,982,087
Provision	1,089,120	403,706	2,390,699	1,239,166
Usage	(312,344)	(308,642)	(640,643)	(1,088,297)
Balance at end of period	$3,619,635	$2,132,956	$3,619,635	$2,132,956

Note K. Warrant Liabilities

Features of the Warrants Issued in Connection with the July 2006 Financing

In connection with the July 19, 2006 private placement of $12.0 million aggregate principal amount of senior secured convertible notes (which notes were subsequently retired by cash redemption in November 2007), the Company issued as part of the private placement:

•                  Warrant As to purchase up to an aggregate of 3,636,368 shares of the Company’s common stock at a price of $1.815 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants; and

•                  Warrant Bs to purchase up to an aggregate of 3,636,368 shares of the Company’s common stock at a price of $1.68 per share for a period of 90 trading days beginning the later of six months from the date of such warrants and the date the Securities and Exchange Commission (the “SEC”) declares effective a shelf registration statement covering the resale of the common stock underlying the securities issued in the private placement (the “Registration Statement”); to the extent the Warrant Bs were exercised, the investors were entitled to receive additional warrants (the Warrant Cs), as described below.  Because the registration statement was declared effective on September 27, 2006, these warrants were originally exercisable for the 90 trading day period beginning six months from the date of such warrants (i.e. until May 30, 2007). On December 20, 2006 the Warrant Bs were amended to extend the expiration date of the Warrant Bs issued in the private placement from May 30, 2007 to August 31, 2007. The Warrant Bs were exercised in full on July 17, 2007 for $1.31 per share.  See further discussion below related to the exercise of the Warrant Bs and the issuance of Warrant Cs to the holders as a result of such exercise.

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

For so long as any Warrant As remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less than $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A.  As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note K below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right.  During the fourth quarter of fiscal 2007, the Company paid approximately $1.4 million to redeem Warrant As representing 1,242,426 shares of common stock.  During the first quarter of fiscal 2008, the Company paid approximately $0.4 million to redeem Warrant As representing 303,031 shares of common stock.  See table below for assumptions used in valuing the warrants redeemed.  As of September 30, 2010 and December 31, 2009, Warrant As to purchase 1,795,456 and, 2,090,911 shares of common stock were outstanding, respectively.  During the nine month period ended September 30, 2010, warrants to purchase 295,455 shares of common stock were exercised.

If the closing bid price per share of our common stock for any 20 consecutive trading days exceeds 200% of the exercise price, then, if certain conditions are satisfied, including certain equity conditions, the Company may require the holders of the Warrant As to exercise up to 50% of the unexercised portions of such warrants. If the closing bid price per share of our common stock for any 20 consecutive trading days exceeds 300% of the exercise price, then, if certain equity conditions are satisfied, the Company may require the holders of the Warrant As to exercise all or any part of the unexercised portions of such warrants.

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

For so long as any Warrant Cs remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant Cs for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant C. As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note K below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right.  During the fourth quarter of fiscal 2007, the Company paid approximately $0.7 million to redeem Warrant Cs representing 621,215 shares of common stock.  During the quarter ended March 29, 2008, the Company paid approximately $0.2 million to redeem Warrant Cs representing 151,516 shares of common stock. See table below for assumptions used in valuing the warrants redeemed.  As of September 30, 2010 and December 31, 2009, Warrant Cs to purchase 848,486 and 1,045,456 shares of common stock were outstanding, respectively.  During the nine month period ended September 30, 2010, warrants to purchase 196,970 shares of common stock were exercised.

If the closing bid price per share of our common stock for any 20 consecutive trading days exceeds 200% of the exercise price, then, if certain conditions are satisfied, including certain equity conditions, the Company may require the holders of the Warrant Cs to exercise up to 50% of the unexercised portions of such warrants. If the closing bid price per share of our common stock for any 20 consecutive trading days exceeds 300% of the exercise price, then, if certain equity conditions are satisfied, the Company may require the holders of the Warrant Cs to exercise all or any part of the unexercised portions of such warrants.

Placement Agent Warrants

First Albany Capital (“FAC”) acted as placement agent in connection with the private placement. In addition to a cash transaction fee, FAC or its designees were entitled to receive five-year warrants to purchase 218,182 shares of the Company’s common stock at an exercise price of $1.87 per share.  As of September 30, 2010 and December 31, 2009, Placement Agent warrants to purchase 218,182 shares of common stock were outstanding, respectively.

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

Upon issuance, the Company allocated $2.7 million of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $4.9 million and a charge to other income (loss), net of $2.2 million.  As of September 30, 2010 and December 31, 2009, the remaining outstanding Warrants have been marked to fair value resulting in a derivative liability of $5.4 million and $5.0 million, respectively.

A summary of the changes in the fair value of the warrant liabilities:

Balance at December 31, 2008	$2,407,438

Reclassification of 2007 Financing Warrants to liabilities (2)	22,041,541
Fair value adjustment (1)	5,370,471
Balance at April 4, 2009	$29,819,450
Fair value adjustment (1)	(1,776,137)
Reclassification of 2007 Financing Warrants to equity (2)	(25,193,785)
Balance at July 4, 2009	$2,849,528
Fair value adjustment (1)	305,289
Balance at October 3, 2009	$3,154,817

Balance at December 31, 2009	$4,976,774
Warrants exercised	(175,328)
Fair value adjustment (1)	(1,088,978)
Balance at March 31, 2010	$3,712,468
Warrants exercised	(123,691)
Fair value adjustment (1)	857,965
Balance at June 30, 2010	$4,446,742
Warrants exercised	(287,423)
Fair value adjustment (1)	1,269,118
Balance at September 30, 2010	$5,428,437

(1)          Amounts included in change in fair value of warrant liabilities on consolidated statement of operations.

(2)          On July 3, 2009, the Company modified certain provisions contained within the common stock purchase warrants issued in connection with the Series C Preferred Stock financing.  See Note C. Significant Accounting Policies and Basis of Consolidation — Warrant Liabilities for a description of the modifications.  As a result of these modifications 19,799,023 of the Company’s issued and outstanding common stock purchase warrants, previously treated as a derivative liability on January 1, 2009 will now be treated as equity pursuant to the derivative treatment exemptions afforded the Company.  In addition, as a result of this modification, the Company will no longer be required to mark these warrants to their fair value each quarter.

Valuation - Methodology and Significant Assumptions

The valuation of derivative instruments utilizes certain estimates and judgments that affect the fair value of the instruments. Fair values for the Company’s derivatives are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, forward yield curves and discount rates.  Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. (See Note C for valuation related the 2007 Financing Warrants).

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

Warrant As

Input	Dec. 31, 2008	Apr. 4, 2009	Jul. 4 2009	Oct. 3 2009	Dec. 31, 2009
Quoted Stock Price	$1.55	$1.88	$1.80	$2.01	$2.82
Exercise Price	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	4.6	4.3	4.0	3.8	3.6
Stock Volatility	73%	75%	75%	75%	75%
Risk-Free Rate	1.44%	1.69%	1.98%	1.72%	2.00%
Dividend Rate	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A

Warrant As

Input	Jan. 7, 2010	Jan. 14, 2010	Mar. 31, 2010	April 26, 2010	May 12, 2010	June 30, 2010	July 27, 2010	Sept 30, 2010
Quoted Stock Price	$2.78	$2.77	$2.42	$2.88	$2.74	$2.86	$3.41	$3.76
Exercise Price	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	3.6	3.6	3.3	3.2	3.2	3.0	3.0	2.8
Stock Volatility	75%	75%	75%	75%	75%	75%	75%	75%
Risk-Free Rate	1.74%	1.74%	1.74%	1.0%	1.0%	1.0%	0.6%	0.60%
Dividend Rate	0%	0%	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Warrant Cs (1)

Input	Dec. 31, 2008	Apr. 4, 2009	Jul. 4 2009	Oct 3 2009	Dec. 31, 2009	Jan. 14, 2010	Mar. 31, 2010	June 30, 2010	July 29, 2010	Sept. 30, 2010
Quoted Stock Price	$1.55	$1.88	$1.80	$2.01	$2.82	$2.77	$2.42	$2.86	$3.40	$3.76
Exercise Price	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	5.5	5.3	5.0	4.8	4.5	4.5	4.3	4.1	4.0	3.8
Stock Volatility	80%	75%	75%	75%	75%	75%	75%	70%	75%	75%
Risk-Free Rate	1.63%	1.97%	2.43%	2.14%	2.22%	2.22%	2.22%	1,41%	0.89%	0.89%
Dividend Rate	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

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

Input	Dec. 31, 2008	Apr. 4, 2009	Jul. 4 2009	Oct. 3 2009	Dec. 31, 2009	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010
Quoted Stock Price	$1.55	$1.88	$1.80	$2.01	$2.82	$2.42	$2.86	$3.76
Exercise Price	$1.87	$1.87	$1.87	$1.87	$1.87	$1.87	$1.87	$1.87
Time to Maturity (in years)	2.55	2.29	2.04	1.79	1.55	1.30	1.05	.80
Stock Volatility	80%	75%	85%	80%	75%	75%	60%	60%
Risk-Free Rate	0.89%	1.08%	1.00%	0.77%	0.84%	0.59%	0.34%	0.24%
Dividend Rate	0%	0%	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

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

Note L. Redeemable Convertible Series B and Series C Preferred Stock

Series B Convertible Preferred Stock

On October 31, 2003, the Company completed a $7.7 million equity transaction involving the issuance of 1,535 shares of its Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and warrants to purchase up to 1,228,000 shares of the Company’s common stock, to accredited investors (the “October 2003 Financing Transaction”).  In connection with the October 2003 Financing Transaction, the Company issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock was convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50.  As of September 30, 2010 and December 31, 2009, the conversion price for the Series B Preferred Stock was $1.49 (as a result of adjustments to the conversion price since issuance in accordance with the terms of the Series B Preferred Stock).  As of September 30, 2010 and December 31, 2009, 75 shares of Series B Preferred Stock were outstanding.  As of September 30, 2010 and December 31, 2009, the liquidation preference of the remaining 75 shares of Series B Preferred Stock was $375,000, and these were convertible into 251,677 shares of common stock.  The Series B Preferred Stock was also redeemable under certain circumstances.

In October 2010, the holders of the remaining 75 shares of Series B Preferred Stock converted their shares into common stock, resulting in the issuance of 251,677 shares of common stock.

Dividends on Series B Preferred Stock

The shares of Series B Preferred Stock initially bore a cumulative dividend at a rate of 6% per annum; pursuant to its terms, this was increased to a rate of 8% per annum on October 1, 2005. Dividends on the Series B Preferred Stock were payable semi-annually and, except in certain limited circumstances, were entitled to be paid by the Company, at its option, either through the issuance of shares of common stock or in cash.  If the Company elected to pay the dividend in shares of common stock, the Company would issue a number of shares of common stock equal to the quotient of the dividend payment divided by the greater of 80% of the average closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the date the dividend is required to be paid, and the conversion price, which was initially $2.50, but which had subsequently been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 (as of September 30, 2010 and

December 31, 2009).  The Company has paid all dividends in shares of common stock, in lieu of cash dividends.

As part of the October 2003 Financing Transaction, the Company also issued warrants to purchase up to 1,228,000 shares of its common stock. These warrants were exercisable for a five-year term and had an initial exercise price of $3.32 per share.  These warrants expired unexercised.

Liquidation Preference on Series B Preferred Stock

In the event of a liquidation of the Company, the holders of shares of the Series B Preferred Stock would have been entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of the common stock. The amount of this preferential liquidation payment would have been $5,000 per share of Series B Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares.  This entitlement to a liquidation preference was eliminated upon the holders’ conversion of the Series B Preferred Stockinto common shares in October 2010.

Accounting for the Series B Preferred Stock

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

Series C Convertible Preferred Stock

On November 8, 2007, the Company entered into a Stock and Warrant Purchase agreement with Rockport Capital Partners II, L.P. and NGP Energy Technology Partners, L.P. (the “Investors”).  Under this purchase agreement, the Investors agreed to purchase in a private placement 25,000 shares of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and warrants to purchase up to 19,711,539 shares of common stock, for an aggregate gross purchase price of $25.0 million.  Each share of Series C Preferred Stock, with a face value of $1,000 per share, plus accumulated dividends, initially converts into common stock at a price equal to $1.04 per share.  As of September 30, 2010, the outstanding shares of Series C Preferred Stock, including accumulated dividends, were convertible into 27,437,434 shares of common stock.

On October 27, 2010, the holders of all of the outstanding shares of Series C Preferred Stock, including accumulated dividends, converted their shares into common stock, resulting in the issuance of 27,526,244 shares of common stock.  To induce the Series C Preferred Stock holders to convert their shares, the Company paid them an aggregate $1.25 million in cash upon conversion.

The private placement occurred in two closings.  The first closing occurred on November 8, 2007.  At the first closing, the Company issued 10,000 shares of Series C Preferred Stock at $1,000 per share for an aggregate gross purchase price of $10.0 million.  The Company also issued warrants to purchase an aggregate of 15,262,072 shares of common stock (the “Tranche I Warrants”).  These warrants are exercisable for a seven-year term and had an initial exercise price of $1.44 per share and were not exercisable until May 8, 2008.  As a result of stockholder approval of the second closing and related matters on December 20, 2007, as described below, the exercise price of these warrants was reduced to $1.25 per share.  The Company considered this a cancellation and reissuance of new warrants and accounted for the change in the fair value of the warrants in the allocation of net proceeds associated with the second closing and treated it as a deemed dividend to the Series C Preferred Stock holders. See “Accounting for the Series C Preferred Stock”  below.  During the nine months ended September 30, 2010, Tranche I Warrants to purchase 7,631,036 shares of common stock were exercised via a cashless exercise, resulting in the issuance of 5,038,970 shares of common stock.  As of September 30, 2010 and December 31, 2009, Tranche I Warrants to purchase 7,631,036 and 15,262,072 shares of common stock were outstanding, respectively.

At the second closing, which occurred on December 20, 2007, following stockholder approval, the Company issued 15,000 shares of Series C Preferred Stock for an aggregate gross purchase price of $15.0 million, of which $10.0 million was paid through the cancellation of the promissory notes previously issued to the Investors on November 7, 2007.  At this closing, the Company also issued warrants (the “Tranche II Warrants”) to purchase an aggregate of 4,449,467 shares of common stock at an exercise price of $1.25 per share.  These warrants are exercisable for a seven-year term and are exercisable immediately.  During the nine months ended September 30, 2010, Tranche II Warrants to purchase 253,580 shares of common stock were exercised via a cashless exercise, resulting in the issuance of 167,445 shares of common stock.  As of September 30, 2010 and December 31, 2009, Tranche II

Warrants to purchase 4,195,887 and 4,449,467 shares of common stock were outstanding, respectively.

In the purchase agreement, the Company also agreed to issue the Investors additional warrants in the event that the holders of certain existing warrants (none of whom are affiliated with the Investors) exercise those warrants in the future.  Upon such exercises, the Company will issue to the Investors additional warrants to purchase common stock equal to one-half of the number of shares of common stock issued upon exercise of these existing warrants.  The exercise price of these warrants will be $1.66 per share (during 2008, prior to the issuance of any such warrants, the warrant holders agreed to change the exercise price to $1.66 per share from $1.25 per share).  During the nine month period ended September 30, 2010, as a result of warrant exercises, the Company issued warrants to purchase an aggregate of 816,863 shares of common stock to the Investors; of these warrants, 157,426 expire on March 31, 2017, 246,134 expire on June 30, 2017 and 413,303 expire on September 30, 2017.  Since the closing of the financing, the Company has issued additional warrants to purchase 970,640 shares of common stock.  During the nine months ended September 30, 2010, warrants to purchase 61,511 shares of common stock were exercised via a cashless exercise, resulting in the issuance of 33,764 shares of common stock.  At September 30, 2010 and December 31, 2009, such warrants to purchase 909,129 and 153,778 shares of common stock were outstanding, respectively.  The Company valued these warrants using a Black-Scholes option pricing model with the assumptions detailed below at approximately $1.3 million.  After valuing these warrants the Company allocated the calculated value to the relative fair value of each tranche of preferred stock.  As a result, the Company recorded the allocated value of the warrant and the beneficial conversion feature of approximately $0.5 million in the aggregate to the second closing of the Series C Preferred Stock.  The Company recorded a deemed dividend on the Series C Preferred Stock of approximately $1.0 million related to the beneficial conversion feature.  See “Accounting for the Series C Preferred Stock” below.

Input	March 31, 2010	June 30, 2010	Sept. 30, 2010
Quoted Stock Price	$2.42	$2.86	$3.76
Exercise Price	$1.66	$1.66	$1.66
Time to Maturity (in years)	7.00	7.00	7.00
Stock Volatility	80.8%	79.13%	73.44%
Risk-Free Rate	2.4%	2.5%	1.75%
Dividend Rate	0%	0%	0%

As of September 30, 2010, if all of the remaining existing warrants are exercised, the Company would need to issue warrants to purchase an additional 1,431,062 shares of common stock to the Investors.

Dividends on Series C Preferred Stock

The shares of Series C Preferred Stock accrued a cumulative dividend at a rate of 5% per annum of the Stated Liquidation Preference Amount, as defined below.  Dividends on the Series C Preferred Stock were cumulative and were payable quarterly in cash or, at the Company’s option, were to be added to the Stated Liquidation Preference Amount.

Liquidation Preference

In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of shares of the Series C Preferred Stock then outstanding would have been entitled to receive, out of the assets of the Company available for distribution to its stockholders before any payment was made to the holders of junior stock by reason of their ownership thereof, an amount per share equal to the greater of:

(i) the Series C Original Issue Price ($1,000 per share) plus any dividends accrued but unpaid thereon (the “Stated Liquidation Preference Amount”); or

(ii) such amount per share as would have been payable had all shares of Series C Preferred Stock been converted into common stock immediately prior to such Liquidation.  The entitlement to dividends and a liquidation preference were eliminated upon the holders’ conversion of the Series C Preferred Stock into common shares on October 27, 2010.

Redemption

At any time and from time to time on or after November 8, 2011 the holders of at least 66.7% of the then outstanding shares of Series C Preferred Stock could have elected to have all or any portion of the outstanding shares of Series C Preferred Stock redeemed.  The Company could effect the redemption on a redemption date by paying cash or, at the Company’s election, shares of common stock (valued in the manner described below).

If such redemption was for cash, the Company would have effected the redemption by paying in cash in exchange for each share of Series C Preferred Stock to be redeemed a sum equal to the product of (i) 1.2 multiplied by (ii) the Stated Liquidation Preference Amount.

If such redemption was for shares of common stock, the Company would have effected the redemption by issuing, in exchange for each share of Series C Preferred Stock to be redeemed, that number of shares of common stock equal to (A) the product of (i) 1.4 multiplied by (ii) the Stated Liquidation Preference Amount divided by (B) the fair market value of the common stock, based on a 10 day volume weighted average, as of the redemption date.

This right of redemption was eliminated upon the holders’ conversion of the Series C Preferred Stock into common shares on October 27, 2010.

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

The re-pricing of the exercise price of the Tranche I warrants from $1.44 to $1.25, as described above, was treated as a cancellation of the original warrants issued on November 8, 2007 and a re-issuance of new warrants on December 20, 2007.  The difference in fair value of the warrant was included in the allocation of net proceeds associated with the second closing of the Series C Preferred Stock on December 20, 2007.  The Company treated this as a deemed dividend on the Series C Preferred Stock.  The Company recorded a discount, including the re-pricing and beneficial conversion feature of $11,762,887 and recorded a deemed dividend of $11,947,881 to the holders of the Series C Preferred Stock, which included the initial allocation of the discount of $11,762,887 and $184,994 related to the accretion of the Series C Preferred Stock to its redemption value through the date that holders of the Series C Preferred Stock may first exercise their redemption right.  The Company used the effective interest method to accrete the carrying value of the Series C Preferred Stock through the earliest possible redemption date (November 8, 2011), at which time the value of the Series C Preferred Stock would have been $30.0 million or 120% of its face value and dividends.

The components of the carrying value of the Series C Preferred Stock from inception on November 8, 2007, the years ended December 31, 2008 and December 31, 2009, and the three and nine months ended October 3, 2009 and September 30, 2010, is as follows:

Total

Balance at December 31, 2008	$17,248,593
Accretion of original issue discount to redemption value for the nine months ended October 3, 2009	2,662,857
Dividend and accretion of the Series C Preferred dividends for the nine months ending October 3, 2009 (1)	1,051,915
Additional discount from issuance of warrants and beneficial conversion feature	(17,000)
Balance at October 3, 2009	$20,946,365

Balance at December 31, 2009	$22,257,423
Accretion of original issue discount to redemption value for the nine months ended September 30, 2010	3,652,639
Dividend and accretion of the Series C Preferred dividends for the nine months ending September 30, 2010 (1)	1,108,370
Additional discount from issuance of warrants	(515,000)
Balance at September 30, 2010	$26,503,432

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

As stated above, the holders of the Series C Preferred Stock converted their Series C Preferred Stock into common stock on October 27, 2010.

Note M. Stock Option Plans

Stock Option Plans

Under the Company’s 2000, 2002 and 2005 Stock Option Plans (collectively, the “Plans”), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase shares of the Company’s common stock. At September 30, 2010, 7,171,912 shares are available for future grants under the Plans.

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

•                  Qualified options are issued only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees of the Company. Options granted under the Plans cannot exceed 500,000 shares in any year and may not be granted with an exercise price less than 100% of fair value of the Company’s common stock, as determined by the Board of Directors on the grant date.

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

The following table summarizes the Company’s stock option activity (both under the Plans and outside of the Plans) since December 31, 2009:

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(years)	Value
Outstanding at December 31, 2009	10,949,620	$2.14	7.66	$10,096,729
Grants	2,636,000	$2.36
Exercises	(310,689)	$1.58
Cancellations	(280,248)	$1.75
Outstanding at March 31, 2010	12,994,683	$2.20	7.95	$5,888,575
Grants	467,500	$2.49
Exercises	(397,720)	$1.59
Cancellations	(620,080)	$5.17
Outstanding at June 30, 2010	12,444,383	$2.09	7.76	$10,492,461
Grants	162,000	$3.32
Exercises	(238,377)	$1.71
Cancellations	(30,687)	$2.40
Outstanding at September 30, 2010	12,337,319	$2.11	7.62	$21,034,259
Vested or Expected to vest at September 30, 2010	11,907,505	$2.10	7.57	$20,395,134

Exercisable at September 30, 2010	5,749,659	$2.08	6.50	$10,333,624

Information relating to stock options outstanding (both under the Plans and outside of the Plans) as of September 30, 2010 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price
$0.62	to	$1.62	1,800,386	6.16	$1.28	1,265,012	$1.32
$1.67	to	$1.89	325,000	7.76	$1.78	123,313	$1.77
$1.90	to	$1.90	4,841,583	7.54	$1.90	2,733,137	$1.90
$1.91	to	$2.33	1,824,850	8.31	$2.24	578,945	$2.12
$2.35	to	$2.46	2,197,500	8.92	$2.39	335,001	$2.45
$2.50	to	$5.26	1,248,000	7.34	$2.97	614,251	$3.10
$9.25	to	$9.25	100,000	0.51	$9.25	100,000	$9.25
$0.62	to	$9.25	12,337,319	7.62	$2.11	5,749,659	$2.08

Options for the purchase of 5,322,244 shares were exercisable at December 31, 2009, with a weighted average exercise price of $2.44.

As of October 3, 2009, the Company had 92,135 shares of restricted stock outstanding of which all were vested.  Restricted stock is comprised of restricted stock awards to non-employee consultants of the Company for services to be rendered in fiscal 2009.  The Company valued the restricted stock grants at $165,000, the price of the Company’s stock on the day of the grant ($1.78 per share).  In connection with these restricted stock grants the Company recognized a general and administrative expense of $0 and $75,000 for the three and nine months ended October 3, 2009, respectively, and $22,250 and $66,750 in cost of product revenue for the three and nine months ended October 3, 2009, respectively.  The Company had no unvested shares of restricted stock outstanding as of September 30, 2010.

Options to purchase 238,377 and 946,786 shares were exercised during the three and nine month period ended September 30, 2010, and these options had an intrinsic value of approximately $0.8 million and approximately $2.7 million on the date of exercise, respectively.  There were options to purchase 31,500 and 36,250 shares of common stock exercised during the three and nine months ended October 3, 2009 and these options had an intrinsic value of approximately $60,000 and $69,000 on the date of exercise, respectively.

During 2008, as an inducement to his joining the Company, the Company granted its new Chief Executive Officer an option to acquire 4,796,020 shares of common stock at a price per share equal to $1.90, the closing price of the common stock on May 1, 2008, the date his employment commenced. The option vests over four years, with the first 25% vesting on May 1, 2009 and the balance vesting in equal quarterly installments over the following three years. The option was issued outside of the Company’s 2005 Incentive Compensation Plan.  As of September 30, 2010 and December 31, 2009, this option was outstanding and is included in the table above.

During 2010, as an inducement to his joining the Company, the Company granted its new Chief Financial Officer options to acquire 1,000,000 shares of common stock at a price per share equal to $2.33, the closing price of the common stock on March 15, 2010, the date his employment commenced. The option vests over four years, with the first 25% vesting on March 15, 2011 and the balance vesting in equal quarterly installments over the following three years. Of these options, one option to purchase 500,000 shares was issued under the Company’s 2005 Plan and one option to purchase 500,000 shares was issued outside of the 2005 Plan. As of September 30, 2010, these options were outstanding and are included in the table above.

Note N. Warrants

A summary of the status of the Company’ s warrants as of the nine months ended September 30, 2010 and October 3, 2009 and the changes for these periods are presented below.  The actual shares of common stock issued from warrants exercised in 2010 and 2009 is less than the table presented below due to cashless exercises of warrants in 2010 and 2009.  The actual number of shares of common stock issued from warrant exercises for 2010 and 2009 was 6,983,155 and 35,821, respectively.  The Company received proceeds of $3.2 million related to the 2010 exercises and did not receive any proceeds related to the 2009 exercises, as the warrants exercised in 2009 were all exercised via a cashless exercise.

	Nine Months Ended September 30, 2010		Nine Months Ended October 3, 2009
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Outstanding at beginning of period	24,841,165	$1.48	25,350,932	$1.49
Granted (1)(2)	1,408,579	1.99	397,911	1.79
Exercised (3)	(9,831,852)	1.38	(151,515)	1.39
Outstanding at end of period	16,417,892	$1.42	25,597,328	$1.39

(1)          As described above in Note l, the Company issued warrants to purchase 816,863 shares of common stock during 2010 at $1.66 per share to the Investors as a result of warrant exercises during the nine months ended September 30, 2010.  During the nine months ended October 3, 2010 the Company issued warrants to purchase 17,911 shares of common stock at $1.66 per share. These warrants are immediately exercisable upon their issuance and have a 7 year life.

(2)          In connection with the Company’ s subordinated debt financing, see Note I - Commitments and Contingencies Notes Payable for more information, warrants to purchase 591,716 shares of common stock were issued to the lender in 2010.  These warrants were immediately exercisable and expire on June 18, 2015.

(3)          During the nine months ended September 30, 2010, warrants to purchase 8,098,127 shares of common stock were exercised via a cashless exercise resulting in the issuance of 5,317,831 shares of common stock.  During the nine months ended October 3, 2009, warrants to purchase 151,515 shares of common stock were exercised via a cashless exercise resulting in the issuance of 35,821 shares of common stock.

Note O. Segment Disclosures

Following the sale in 2008 of its Electronics and Power Systems US segments and the classification in 2009 of its Applied Technology segment as part of discontinued operations, and subsequent sale during the quarter ended March 31, 2010, the Company believes it operates in one business segment, Renewable Energy Solutions.

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2010	Oct. 3, 2009	Sept. 30, 2010	Oct. 3, 2009
Revenue by geographic region based on location of customer (1):
United States	$22,024,172	$9,459,745	$41,971,093	$27,407,026
China	4,421,741	—	8,076,062	—
Czech Republic	19,189,294	49,860	30,595,894	2,895,511
Canada	8,750,445	—	11,891,347	7,310
France	2,878,950	—	2,878,950	—
Germany	162,434	—	2,187,579	—
Belgium	72,823	531,336	1,781,647	531,336
Greece	369,174	—	806,969	—
Rest of World	512,788	—	552,232	207,226
Total Revenue	$58,381,821	$10,040,941	$100,741,773	$31,048,409

(1)          Does not include revenue from discontinued operations for all periods presented.

	September 30, 2010	December 31, 2009
Long-lived assets by geographic region based on location of operations (2):
United States	$3,170,320	$2,517,288
Canada	1,786,158	2,116,638
Total long-lived assets	$4,956,478	$4,633,926

(2) Does not include assets from discontinued operations for all periods presented.

Note P. Restructuring Costs

During the quarter ended March 31, 2010, the Company completed the final steps of its reorganization efforts in accordance with a plan of reorganization approved by the Board of Directors.  As a result of the March 2010 restructuring the Company recorded approximately $0.8 million in payroll related costs.  As of September 30, 2010 approximately $0.2 million remains to be paid to the terminated employees.  None of the terminated employees were required to provide any service to the Company subsequent to their receiving notification.

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

In June 2008, the Company began its restructuring efforts by eliminating the position of divisional presidents in its Applied Technology and Renewable Energy Solutions divisions and recorded a restructuring charge of approximately $0.6 million.  During the third quarter of 2008, the Company consolidated its Applied Technology division into one facility.  As a result, the Company recorded an additional restructuring charge of approximately $0.5 million.  These restructuring charges are comprised of approximately $0.8 million in employee severance, which was paid out over the term of each specific employee agreement and $0.3 million in non-cash stock based compensation charges associated with the acceleration of certain unvested stock options and extensions of time to exercise certain stock options from 90 days to 2 years.  In addition, during the fourth quarter of 2008, as part of its restructuring efforts, the Company elected to terminate the employment contract of its former president.  As a result of this election, the Company recorded a restructuring charge of approximately $0.3 million, which was paid in twenty six equal bi-weekly installments beginning after March 1, 2009.

The following is a summary of the Company’s accrued restructuring activity for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2010	October 3, 2009	September 30, 2010	October 3, 2009
Balance at beginning of period	$375,023	$292,318	$38,034	$602,782
Provision	—	211,267	783,701	211,267
Usage	(167,894)	(287,102)	(614,606)	(597,566)
Balance at end of period	$207,129	$216,483	$207,129	$216,483

Note Q. Recent Accounting Pronouncements

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

Note R. Subsequent Events

The Company has evaluated all events or transactions through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its consolidated financial statements except as follows:

In October 2010, the holders of the remaining 75 shares of Series B Preferred Stock converted their shares, valued at $375,000, into 251,677 shares of common stock.  See Note K for more information related to the Series B Preferred Stock.

On October 27, 2010, the Company completed a public offering of its common stock.  The Company issued 10,350,000 shares of common stock and received net proceeds, after deducting underwriter commissions and discounts and other offering expenses, of approximately $37.5 million.  Concurrently with the consummation of the public offering, the holders of all of the outstanding shares of Series C Preferred Stock converted their shares of Series C Preferred Stock and accumulated dividend into 27,526,344 shares of common stock.  To induce the Series C Preferred Stock holders to convert their shares, the Company paid them an aggregate $1.25 million in cash upon conversion.

After the conversion of the Series B Preferred Stock and the Series C Preferred Stock, the sale of common stock in the public offering and the exercise of employee stock options and warrants subsequent to September 30, 2010, there were 116,772,927 shares of common stock outstanding, as of October 27, 2010.

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

This report contains or incorporates by reference forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include statements concerning our expected financial results; the competitive nature of the markets in which we compete; the demand for our products; our ability to introduce new products and technologies; our ability to effectively manage growth; and our ability to obtain sufficient capital to expand our business. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by these forward-looking statements. These important factors include the factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A of our Quarterly Reports, including this Quarterly Report, which identify certain risks and uncertainties that may have an impact on our future earnings and the direction of our Company.

These risks include, among others, the following: our history of operating losses;; our ability to maintain compliance with Nasdaq Marketplace Rules for continued listing on Nasdaq; the demand for our products; the availability of third-party financing arrangements for our customers; our ability to maintain our technological expertise in design and manufacturing processes; our ability to protect our intellectual property; our ability to attract and retain highly qualified personnel; our success against our competitors; our dependence on third-party suppliers; our exposure to losses from fixed price engineering contracts; our ability to manage our growth; product liability claims; environmental laws and regulations; demand for alternative energy solutions; the risks associated with international operations; the credit risks associated with some of our customers; our ability to meet our debt obligations; and the availability of sufficient funds for our corporate needs.

Forward-looking statements contained in this Quarterly Report speak only as of the date of this report.  Subsequent events or circumstances occurring after such date may render these statements incomplete or out of date.  We undertake no obligation and expressly disclaim any duty to update such statements.

Overview

We are a leading clean energy technology provider of utility-grade power conversion solutions, primarily for the large-scale commercial and utility-scale solar photovoltaic (“PV”) markets.  For more than 10 years, we have designed and delivered advanced power conversion products that enable large-scale producers of renewable energy to convert the clean energy they produce into grid-connected efficient and reliable power.

Our power conversion solutions boost total system power production and increase the profitability of PV power plants through system intelligence, advanced command and control capabilities, industrial-grade engineering, and total lifecycle performance optimization.  Our power conversion solution portfolio offers the widest range of power ratings (from 30 kilowatts (kW) to one megawatt (MW)) in the solar industry.  We believe our PowerGate Plus® is the world’s most widely deployed large-scale, utility-ready solution, with hundreds of millions of grid connected kW hours delivered to date, and forms the foundation of our other power conversion solutions.  We also offer system design services and solutions for management, monitoring, and performance measurement to maximize capital investment and improve overall quality and performance over the entire lifespan of an installation.

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

Warrant Liabilities

We determined the fair values of the investor warrants and placement agent warrants using valuation models we consider to be appropriate. Our stock price has the most significant influence on the fair value of the warrants. An increase in our common stock price would cause the fair values of warrants to increase, because the exercise prices of such instruments are fixed at $1.815 per share, and result in a charge to our statement of operations. A decrease in our stock price would likewise cause the fair value of the warrants to decrease and result in a credit to our statement of operations.

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

In October 2010, the holders of the remaining 75 shares of Series B Preferred Stock converted their shares into common stock, resulting in the issuance of 251,677 shares of common stock.

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

The re-pricing of the exercise price of the first tranche warrants from $1.44 to $1.25, as described in the footnotes to the financial statements, was treated as a cancellation of the original warrants issued on November 8, 2007 and a re-issuance of new warrants on December 21, 2007.  The difference in fair value of the warrant was included in the allocation of net proceeds associated with the second closing of the Series C Preferred Stock on December 21, 2007.  We treated this as a deemed dividend on the Series C Preferred Stock.  We used the effective interest method to accrete the carrying value of the Series C Preferred stock through the earliest possible redemption date (November 8, 2011), at which time the value of the Series C Preferred Stock would have been $30.0 million, 120% of its face value and accrued dividends.

On October 27, 2010, the holders of all of the outstanding shares of Series C Preferred Stock converted their shares and accumulated dividends into common stock, resulting in the issuance of 27,526,344 shares of common stock.  To induce the Series C Preferred Stock holders to convert their shares, we paid the holders an aggregate $1.25 million in cash upon conversion.

Recent Accounting Pronouncements

See Note Q of our Notes to Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Results of Operations

Three Months Ended September 30, 2010 (“2010”) Compared to Three Months Ended October 3, 2009 (“2009”)

Revenue.  Total revenue for the 2010 increased approximately $48.4 million, or 484%, from $10.0 million in the 2009 to $58.4 million in the 2010.

	Three Months Ended
	September 30,	October 3,
(Amounts in Millions)	2010	2009	Change $	% Change
Product Revenue
Alternative Energy Products	$58.4	$9.9	$48.5	490%
Other Legacy	—	0.1	(0.1)	(100)%
Total Revenue	$58.4	$10.0	$48.4	484%

Alternative Energy Product revenue increased by approximately $48.5 million, or 490%, from approximately $9.9 million in the 2009  to approximately $58.4 million in the 2010  due to the continued adoption of our photovoltaic power conversion solutions and our continued growth in Europe and China. The increase in Alternative Energy Products was offset by a decrease in revenue of $0.1 million related to legacy product revenue recognized in the 2009  and classified as “Other Legacy” product revenue.

Gross Margin. Gross margin increased from (4.2) % in 2009 to 26.9% in 2010.  The increase in gross margin over the period of a year ago continues to be due to our material cost reduction programs, the results of our restructuring efforts over the past year, the successful transfer of a significant portion of our manufacturing to our contract manufacturer and to a lesser extent increases in our labor efficiency.

Research and development expenses.  We expended approximately $4.3 million on research and development in 2010 compared with $2.2 million spent in 2009.  The increase in spending during 2010 was driven by a planned increase in costs associated with certification of our new products and continued new product development, including increases in our technical staffing.  These additional resources are developing the new products, features and customer solutions which we believe will allow us to take advantage of both short-term and long-term market opportunities.  This investment in research and development is critical to both our current and future success and we anticipate this level of investment to continue.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by approximately $5.1 million, or 110%, from $4.6 million in 2009 to $9.7 million in 2010.  Approximately $0.2 million of the increase is directly attributable to compensation costs related to the issuance of stock options to our employees and directors.  Approximately $1.2 million of the increase was associated with increased corporate costs and approximately $4.0 million of the increase was due to the higher sales and marketing costs directly related to international business development, increased commission expense and sales expansion in Europe and Asia, company re-branding and our continued outbound marketing efforts, offset by a decrease in reserves related to potentially uncollectible accounts of $0.3 million in 2010 compared to 2009.

Change in fair value of warrant liabilities.  The change in fair value of the warrants for 2010 was a charge of approximately $1.3 million. This charge related to the change in valuation of our Warrant As, Warrant Cs and placement agent warrants in 2010.  The change in fair value of the warrants for 2009 was a charge of approximately $0.3 million.

Other income (expense).  Other income was approximately $0.3 million for 2010 compared to other expense of approximately $0.4 million for 2009.  Other income for 2010 consists primarily of $0.4 million of foreign currency translation gains.  Other income for 2009 consists primarily of approximately $0.4 million of foreign currency translation gains.

Interest expense.  Interest expense increased in 2010 to $0.6 million as compared to $39,000 for 2009.  Interest expense for 2010 includes approximately $0.5 million related to our subordinated debt and $0.1million related to our line of credit.  Interest expense for 2009 includes approximately $8,000 of non-cash dividends on our Series B Preferred Stock, which we had elected to pay in shares of our common stock and$31,000 in interest related our line of credit during the period.

Income (loss) from discontinued operations.  Income from discontinued operations was $0 for the three months ended September 30, 2010 compared to a loss of approximately $135,000 for the three months ended October 3, 2009.  The income (loss) from discontinued operations is a result of the sale of our Applied Technology division.  See Note D. “Discontinued Operations” for more information related to the sale of this division.

Deferred Revenue.  Deferred revenue was approximately $15.2 million at September 30, 2010 as compared to $6.0 million at December 31, 2009, an increase of approximately $9.2 million.  We record deferred revenue (i) when a customer is invoiced or pays in advance or (ii) when provisions for revenue recognition on items shipped have not been achieved or the items have not yet been received by the customer due to shipping terms such as FOB destination.  When an item is deferred for revenue recognition purposes, the deferred revenue is recorded as a liability and the deferred costs are recorded as a component of inventory in our consolidated balance sheets.  Deferred revenue also consists of cash received for extended product warranties.  Currently deferred revenue is composed of approximately $6.3 million related to pre-payments on orders currently being manufactured and $8.9 million on deferred revenue related to extended warranties sold to customers that purchased our products.

Nine Months Ended September 30, 2010 (“2010”) Compared to Nine Months Ended October 3, 2009 (“2009”)

Revenue.  Total revenue for the 2010  was $100.7 million, an increase of approximately $69.7 million, or 225%, from $31.0 million in the 2009.

	Nine Months Ended
	September 30,	October 3,
(Amounts in Millions)	2010	2009	$ Change	% Change
Product Revenue
Alternative Energy Products	$100.6	$26.4	74.2	281%
Other Legacy	0.1	4.6	(4.5)	-98%
Total Product Revenue	$100.7	$31.0	$69.7	225%

Alternative Energy Product revenue increased by $74.2 million, or 281%, from $26.4 million in the 2009  to $100.6 million in the 2010 .  The increase is due to the continued acceptance of our photovoltaic power conversion solutions domestically and overseas. The decrease in other legacy product revenue was due to the recognition of approximately $4.6 million related to the sale of frequency converters, classified as “Other Legacy” product revenue, in the 2009 , for which the recognition of revenue had been deferred until the product was accepted by the customer, which was obtained during the 2009 .

Gross Margin. Gross margin increased from 1.2% in 2009 to 23.3% in 2010.  The increase in gross margin over the of a year ago is due to our continued material cost reduction programs, the results of our restructuring efforts over the past year, the successful transfer of a significant portion of our manufacturing to our contract manufacturer and to a lesser extent increases in our labor efficiency.  In addition, $4.2 million of deferred frequency converter revenues recognized during 2009 had no gross margin as the amount recognized as revenue equaled the related costs recognized for the .

Research and development expenses.  We expended approximately $9.8 million on research and development in 2010 compared with $6.3 million spent in 2009.  The increase in spending during 2010 was driven by a planned increase in costs associated with continued new product development, including increases in our technical staffing.  These additional resources are developing the new products, features and customer solutions which we believe will allow us to take advantage of both short-term and long-term market opportunities.  This investment in research and development is critical to both our current and future success and we anticipate this level of investment to continue.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by approximately $10.2 million, or 76.0%, from $13.4 million in 2009 to $23.5 million in 2010.  Approximately $0.4 million of the increase is directly attributable to compensation costs related to the issuance of stock options to our employees and directors. Approximately $3.3 million of the increase was related to higher legal and general corporate costs in 2010 as compared to 2009.  In addition, approximately $6.5 million of the increase was due to the higher sales and marketing costs directly related to international business development, sales commissions and sales expansion in Europe and Asia, company re-branding and our increased outbound marketing efforts and increased provisions for potentially uncollectible accounts in 2010 compared to 2009.

Change in fair value of warrant liabilities.  The change in fair value of the warrants for 2010 was a charge of approximately $1.0 million.  The change in fair value of the warrants for 2009 was a charge of approximately $3.9 million. Of the 2009 $3.9 million charge, approximately $0.5 million of the related to the change in valuation of our Warrant As and Warrant Cs and the remaining

$3.2 million charge related to our 2007 Financing Warrants and their change in fair value which was due to our adoption during the period of ASC 815-40-15.  As a result of this adoption, warrants to purchase 19,799,022 shares of our common stock, originally classified as equity, were reclassified to warrant liabilities and were required to be fair valued moving forward.  In July 2009 warrants to purchase 19,799,022 shares of our common stock were modified resulting in these warrants being classified as equity and therefore not requiring any fair value adjustments in the future.

Other income (expense).  Other income was approximately $21,000 for 2010 compared to other expense of approximately $0.2 million for 2009.  Other expense for 2010 consisted primarily of approximately $25,000 of foreign currency translation gains . Other expense for 2009 consists primarily of approximately $0.5 million related to the issuance of warrants to purchase 380,000 shares of common stock to our Investors for modifying the anti-dilution provisions of their existing warrants, offset by $0.4million of foreign currency translation gains.

Interest expense.  Interest expense increased approximately $0.6 million in 2010 to approximately $0.9 million as compared to approximately $0.3 million in 2009.  Interest expense for 2010 includes approximately $23,000 of non-cash dividends on our Series B Preferred Stock, approximately $0.3 million related to our line of credit during the period,  approximately $0.6 million of interest and amortization of the deferred financing costs related to our subordinated debt.  Interest expense for 2009 includes approximately $65,000 of non-cash dividends on our Series B Preferred Stock, approximately $140,000 in interest related our line of credit during the period, and approximately $55,000 of expense related to the reduction in conversion price related to our Series B Preferred Stock.

Liquidity and Capital Resources

As of September 30, 2010, we had approximately $11.3 million of cash.

Based upon our current working capital position, current operating plans and expected business conditions, we believe that our current cash, as well as the availability from our line of credit with Silicon Valley Bank will be adequate to fund our operations through December 31, 2010.  In addition, on October 27, 2010 we raised approximately $37.5 million, net of offering costs, by issuing 10,350,000 shares of our common stock in a public offering.  Beyond 2010, we expect to fund our working capital needs and our debt service on the subordinated debt and other commitments primarily through our operating cash flow, which we expect to improve as our product costs continue to decrease and as our unit volumes grow. We also expect to rely on our credit facility to fund a portion of our capital needs and other commitments.  We had no additional availablity under our line of credit as of September 30, 2010.

Our funding plans for our working capital needs and other commitments may be adversely impacted if we fail to realize our underlying assumed levels of revenues and expenses, or if we fail to remain in compliance with the covenants of our bank line and our subordinated debt.  If any of those events occur, we may need to raise additional funds in order to sustain operations by selling equity or taking other actions to conserve our cash position, which could include selling of certain assets, delaying capital expenditures and incurring additional indebtedness, subject to the restrictions in the credit facility with Silicon Valley Bank and those restrictions contained within our subordinated debt instrument. Such actions would likely require the consent of Silicon Valley Bank and/or the lender of the subordinated debt, and there can be no assurance that such consents would be given. Furthermore, there can be no assurance that we will be able to raise such funds if they are required.

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

We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of September 30, 2010, we had an accumulated deficit of approximately $243.7 million.  Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities and convertible debt, public security offerings, borrowings under our lines of credit and capital equipment leases.

As of September 30, 2010, our cash and cash equivalents were $11.3 million; this represents a decrease in our cash and cash equivalents of approximately $2.1 million from the $13.4 million on hand at December 31, 2009. Cash used in operating activities for the nine months ended September 30, 2010 was $29.8 million as compared to $15.3 million for the nine months ended October 3, 2009. Cash used in operating activities during the nine months ended September 30, 2010 was primarily attributable to the net loss of approximately $12.0 million, a general increase in working capital, offset by non-cash items such as the change in the fair value of our warrants, depreciation and amortization, deferred revenue, increases in allowances for uncollectible accounts and excess and obsolete inventory, non-cash compensation and consulting expense, and non-cash interest expense.

Cash used in investing activities during the nine months ended September 30, 2010 was $1.4 million as compared to cash used in investing activities of $1.8 million for the nine months ended October 3, 2009.  Cash used in investing activities for 2010 and 2009 was for capital expenditures.

Cash provided by financing activities for the nine months ended September 30, 2010 was approximately $28.5 million as compared to cash provided by financing activities of $22.9 million for the nine months ended October 3, 2009.  Net cash provided by financing activities during 2010 primarily related to the proceeds of our borrowings under our subordinated loan of $11.8 million and our line of credit of $12.0 million,  approximately $1.5 million from the exercise of employee stock options and approximately $3.1 million related to the exercise of warrants.  Net cash provided by financing activities during 2009 was a primarily the result of our sale of common stock resulting in net proceeds of $21.5 million and proceeds from a short term note payable of $1.3 million.

Cash used in operating activities from discontinued operations was approximately $62,000 for 2010 as compared to cash provided by discontinued operations of approximately $537,000 for 2009.  Cash provided by investing activities from discontinued operations for 2010 was $0.7 million.  Cash provided by investing activities for 2010 was from net proceeds of the sale of the Applied Technology division. There was no cash provided by investing activities for 2009.

Payments Due Under Contractual Obligations

We lease equipment and office space under non-cancelable capital and operating leases.  In addition, in June 2010 we entered into a $12 million subordinated debt agreement.  The future minimum principal payments under the subordinated debt agreement and the future minimum rental payments as of September 30, 2010 under the capital and operating leases with non-cancelable terms are included in the table below:

Calendar Years Ending December 31,	Subordinated Debt	Operating Leases

2010	$—	$352,605
2011	2,541,720	1,132,575
2012	4,233,192	596,644
2013	4,797,531	422,265
2014	427,557	436,263
Thereafter	—	565,137
Total	$12,000,000	$3,505,489

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities. Interest on outstanding balances under our credit facility with Silicon Valley Bank accrues at a rate equal to the Bank’s prime rate of interest plus 0.5% per annum (as of September 30, 2010). Our ability to carry out our business plan or our ability to finance future working capital requirements may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.

Foreign Currency Risk

A majority of our sales outside the United States are priced in US Dollars. If the US Dollar strengthens versus local currencies, it may result in our products becoming more expensive in foreign markets. In addition, a portion of our current costs are incurred in foreign currencies, especially the Canadian Dollar. If the US Dollar weakens versus these currencies, it may result in an increase in our cost structure.

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

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Following the conversion of the Series C Preferred Stock, the former holders continue to have substantial voting power on matters submitted to our stockholders and to be able to exert considerable influence over the board level decision-making at our company.

Following the conversion of the Series C Preferred Stock on October 27, 2010, and after giving effect to the issuance of 10,350,000 shares of common stock in a public offering on such date, the former holders of the Series C Preferred Stock hold approximately 24% of our outstanding common stock. In addition, such holders own warrants to acquire approximately 13 million shares of our common stock. Because these holders continue to own a significant percentage of our voting power, they have considerable influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including the election of directors and approval of merger, consolidations and the sale of all or substantially all of our assets. In addition, these holders continue to be entitled to designate members of our board of directors and designees to serve on our board committees, enabling them to exert considerable influence over the board level decision-making at our company.

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

SATCON TECHNOLOGY CORPORATION
Date: November 8, 2010	By:	/s/ DONALD R. PECK
Donald R. Peck Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1

Eighth Loan Modification Agreement, dated as of August 3, 2010, between Silicon Valley Bank and the Registrant, Satcon Power Systems, Inc., Satcon Electronics, Inc., and Satcon Power Systems Canada Ltd.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.