Form 10-K/A
period 2010-12-31
SATCON TECHNOLOGY CORP
filed 2011-04-29
CIK 889423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s Common Stock, $.01 par value per share, held by non-affiliates of the registrant was $205,765,352 based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Capital Market as of the close of business on the last business day of the registrant’s most recently completed second quarter $2.86. There were 118,908,772 shares of Common Stock outstanding as of March 1, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2010 pursuant to General Instruction G(3) to Form 10-K for the sole purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2010 originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2011.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Satcon Technology Corporation (the “Corporation”) has a classified Board of Directors consisting of three Class I directors, two Class II directors and three Class III directors.  There is currently a vacancy in Class I.  At each Annual Meeting of Stockholders, directors are elected for a full term of three years to succeed those whose terms are expiring, unless a director is elected to a class which has a term expiring in less than three years, in which case the director will be elected for the remainder of the term of such class.

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

In connection with the Corporation’s private placement of Series C Preferred Stock in the fourth quarter of 2007, the Corporation agreed that each purchaser in the private placement (RockPort Capital Partners II, L.P. (“RockPort”) and NGP Energy Technology Partners, L.P. (“NGP”)) had the right to designate one representative to the Board upon the first closing of the private placement. Accordingly, effective upon consummation of the first closing of the private placement on November 8, 2007, the Board appointed David J. Prend, as RockPort’s designee, and Philip J. Deutch, as NGP’s designee, to fill vacancies existing on the Board and to serve as members of the Corporate Governance and Nominating Committee and the Compensation Committee. Mr. Deutch serves as a Class II Director and Mr. Prend serves as a Class III Director.

The Corporation also agreed that, effective upon the second closing of the private placement of the Series C Preferred Stock, RockPort and NGP jointly had the right to designate one additional director who is “independent” (as that term is defined in the regulations of The Nasdaq Stock Market) to serve as a director. Accordingly, effective upon the second closing of the private placement on December 20, 2007, the Board appointed Robert G. Schoenberger as the additional independent designee of RockPort and NGP. Mr. Schoenberger serves as a Class II Director.

Current Directors —Terms Expiring in 2011 (Class II Directors)

Philip J. Deutch, age 46, became a director in 2007.

Philip J. Deutch joined the Corporation as a director in November 2007.  Mr. Deutch is Managing Partner of NGP Energy Technology Partners, L.P., a private equity fund that invests in companies that develop energy technologies and provide technology driven products and services to the energy industry. He has served as Managing Partner of NGP Energy Technology Partners, L.P., or NGP ETP, since September 2005. Prior to forming NGP ETP, Mr. Deutch was a Managing Director at Perseus, L.L.C., a private equity fund, from October 1997 to June 2005. He is also a member of the board of directors of TPI Composites Inc., ISE Limited and American Wind Capital, and is a director of the International Center for Research on Women and Capital for Children. Mr. Deutch holds a Bachelor of Arts degree from Amherst College and a J.D. degree (with distinction) from Stanford Law School.  Mr. Deutch, a founder of NGP Energy Technology Partners L.P., a leading venture capital firm, brings to the Board extensive strategic knowledge in energy technologies including distributed energy, renewable energy, management and control, and power electronics.  Mr. Deutch’s experience as a director of other energy-focused companies gives him exposure to the corporate governance practices of similar companies.

Robert G. Schoenberger, age 60, became a director in 2007.

Robert G. Schoenberger joined the Corporation as a director in December 2007.  Mr. Schoenberger is Chairman of the Board and Chief Executive Officer of Unitil Corp., a combined gas and electric utility serving 170,000 customers in Maine, Massachusetts and New Hampshire.  Prior to his employment with Unitil in 1997, Mr. Schoenberger was President and Chief Operating Officer, from 1993 to 1997, and Executive Vice President of Finance and Administration, 1985 to 1993, of the New York Power Authority, a state-owned utility operating 6,000 Mw of generation and 1,400 miles of high voltage transmission.  He earned a BA from La Salle University, an MA from the University of Delaware and is a graduate of the Advanced Management Program at the Harvard Business School.  Mr. Scheonberger’s experience as Chairman and Chief Executive Officer of Unitil Corporation, and previously as President of the New York Power Authority, provides the Board with valuable insight into the public and state-owned utility market sector.

Current Directors —Terms Expiring in 2012 (Class III Directors)

Daniel R. Dwight, age 51, became a director in 2006.

Daniel R. Dwight joined the Corporation as a director in 2006.  Mr. Dwight is a Partner and Cleantech & Renewable Energy Segment Leader at Tatum, LLC.  Prior to Tatum Mr. Dwight was the Director, President and Chief Executive Officer of Kronos Advanced Technologies, Inc., a clean technology company.  Mr. Dwight served as President and Chief Executive Officer of Kronos from 2001 through 2008. Prior to joining Kronos, Mr. Dwight  was a 17-year General Electric Company executive, including 7 years in private equity and international investing with General Electric Capital Corporation in Asia and 10 years in operations, manufacturing, business development and technology commercialization with General Electric Company’s industrial businesses in North and South America, Asia and Europe.  Mr. Dwight earned an MBA in Finance and Marketing with Honors from The University of Chicago Booth School of Business and a BS in Accounting with Honors from The University of Vermont.  Mr. Dwight brings to the Board executive leadership experience in operations, business development and global equity investing in a variety of growth and core industrial and technology businesses.  In addition, he has extensive expertise in financial matters, including the evaluation of complex accounting issues which makes him a valued member of the Audit Committee of the Board.

David J. Prend, age 53, became a director in 2007.

David J. Prend joined the Corporation as a director in November 2007.  Mr. Prend is a Managing General Partner of RockPort Capital Partners. Mr. Prend began his career in the energy industry as an engineer at Bechtel Corporation where he worked in the area of advanced energy technologies. From 1984 until 1987 he worked at Amoco Corporation in the Treasurer’s Department, and in the chemical and upstream oil and gas subsidiaries. He later joined Shearson Lehman in their Natural Resources Investment Banking Group where he advised companies in the energy, mining and forest products industries. In 1990 he joined Salomon Brothers where he was promoted to Managing Director and headed the Global Energy Investment Banking Group. In 1998 Mr. Prend co-founded RockPort. He currently serves on the boards of Achates Power, Inc., Aspen Aerogels, Inc., Aspen Products Group, Inc., Hycrete Technologies, Inc., Solyndra, Inc. and SustainX, Inc. He is also a Member of the Board of Directors of the National Venture Capital Association and the Board of Trustees of Exeter Health Resources, Inc. Mr. Prend received a BS in Civil Engineering from the University of California at Berkeley and an MBA from Harvard Business School.  Mr. Prend, as co-founder of Rockport Capital, a leading Clean Tech venture capital firm, brings a deep understanding of the renewable energy sector to the Board and provides valuable insights into strategic direction.  His active service on a number of other company boards of directors adds a depth of knowledge to the Board as to best practices in corporate governance.

Charles S. Rhoades, age 50, became a director in 2008.

Charles S. Rhoades is the Corporation’s President and Chief Executive Officer and director and has served in these roles since joining the Corporation in May 2008.  Prior to joining the Corporation, Mr. Rhoades was Executive Vice President and Chief Operating Officer at Advanced Energy Industries, Inc. from December 2005 through December 2007.  Prior to that time, Mr. Rhoades served in several capacities at Advanced Energy, including Executive Vice President of Products and Operations and prior to that Senior Vice President and General Manager of Control Systems and Instrumentation.  He is a graduate of the University of Illinois where he obtained both a Bachelor of Science Degree in Physics and a Master of Science Degree in Physics.  Mr. Rhoades brings to the Board leadership skills, intimate knowledge of operations and a broad strategic vision for our Corporation.  He creates a critical link between management and the Board, enabling the Board to perform its oversight function with the benefit of management’s perspectives on the business.

Current Directors - Terms Expiring in 2013 (Class I Directors)

John M. Carroll, age 64, became a director in 2005.

John M. Carroll joined the Corporation as a director in May 2005 and become the Chairman of the Board in October 2006.  Mr. Carroll is currently Founder and Chairman of The Newgrange Company, a diversified plastics product manufacturer with operations in the United States, India and China.  Prior to establishing Newgrange sixteen years ago, he was Chief Financial Officer of Leach & Garner Company and previously served as a consultant with Arthur D. Little, Inc.  Mr. Carroll holds an MBA in Finance from Columbia University and is an English Chartered Accountant.   He currently serves on the boards of A. W. Chesterton Company and Leach & Garner Company.  In determining that Mr. Carroll should continue serving as a director of the Corporation, the Nominating Committee considered Mr. Carroll’s strong executive experience in operations, finance, leadership and governance matters as founder and Chairman of an international manufacturing company.  His knowledge of macro-economic global conditions provides the Board with a valuable international business perspective as the Corporation expands globally.

James L. Kirtley, Jr., age 65, became a director in 1992.

James L. Kirtley, Jr. joined the Corporation as a consultant in 1985 and became a director in 1992. From February 2000 until September 2004, Dr. Kirtley served as Vice President and Chief Scientist of the Corporation and was previously employed on a full-time basis as the Vice President and General Manager of the Corporation’s Technology Center beginning in 1998.. Dr. Kirtley is also a Professor of Electrical Engineering at Massachusetts Institute of Technology (“MIT”), having served as a member of the MIT faculty since 1971. Dr. Kirtley received his S.B., S.M., E.E. and Ph.D. degrees in Electrical Engineering from MIT.  In determining that Dr. Kirtley should continue serving as a director of the Corporation, the Nominating Committee considered Dr. Kirtley’s significant academic standing and industrial knowledge of power electronic systems development.  He also has extensive knowledge of the history of the Corporation as a member of its Board of Directors which makes him a valued member of the Board.

Non-Director Executive Officers of the Corporation

Donald R. Peck, age 53, became an executive officer in 2010.

Donald R. Peck is the Corporation’s Chief Financial Officer and Treasurer and has served in this role since joining the Corporation in March 2010.  From September 2007 until January 2010, Mr. Peck served as Executive Vice President, Chief Financial Officer and Treasurer at Egenera, Inc., a data center virtualization company. From April 2003 until January 2007 he served as Executive Vice President and Chief Financial Officer at The First Marblehead Corporation.  Mr. Peck has also held positions at Zeborg, Inc., MarketMax, Inc., and Centennial Technologies, Inc. serving in executive management, finance, legal, and administrative roles. Earlier in his career, Mr. Peck held positions as senior auditor at the accounting firm of Arthur Andersen LLP, and junior partner at the law firm of Nutter, McClennen & Fish LLP.  Mr. Peck obtained his Bachelor of Science in Business Administration (with highest distinction) from the University of Rhode Island and his Juris Doctor from Cornell Law School.

Leo F. Casey, age 51, became an executive officer in 2008.

Leo F. Casey is the Corporation’s Vice President of Engineering and Chief Technology Officer and has served in this role since June 2008.  Dr. Casey joined the Corporation in June 2001 as its Chief Technology Officer.  Dr. Casey has been appointed chairman of the High-Megawatt Inverter Program organized with Department of Energy and the National Institute of Standards and Technology, focusing on developing “fast-grid” capabilities enabled by large inverters with advanced utility features. Dr. Casey received a Bachelor of Engineering degree at the University of Auckland in New Zealand and MSc, Electrical Engineering, and ScD degrees at Massachusetts Institute of Technology, as a Fulbright Scholar. Dr. Casey has more than 25 years of experience in the renewable energy conversion industry, is an editor of the Energy Conversion Transactions of the Power Engineering Society of the IEEE and also serves on NREL’s Solar Advisory Panel.

Peter F. DeGraff, age 41, became an executive officer in 2008.

Peter F. DeGraff is the Corporation’s Executive Vice President of Sales and Marketing and has served in this role since joining the Corporation in June 2008. Prior to joining the Corporation, Mr. DeGraff was most recently senior director of business development and product management, solar inverters at Advanced Energy Industries, Inc., from August 2007 until March 2008.  From  February 2006 until August 2007,  Mr. DeGraff was Vice President of World Wide Alliances at i2Technologies, Inc., where he organized a highly successful global channel for its products and solutions. From April 2004 until January 2006, Mr. DeGraff held positions at Sybase, Inc..  Prior to that Mr. DeGraff held positions at NetManage Inc. and Portera Systems, Inc.  Mr. DeGraff received his Masters in Business Administration from San Francisco State University and a Bachelors Degree from Alma College.

Daniel E. Gladkowski, age 61, became an executive officer in 2005.

Daniel E. Gladkowski is the Corporation’s Vice President of Administration and Human Resources and Secretary and has served in this role since March 2005.  Prior to assuming this position Dr. Gladkowski served as Director of Human Resources of the Corporation since 1994.  Prior to joining the Corporation in 1994, Dr. Gladkowski was employed by Draper Laboratory, Inc. where he functioned in various capacities including the management of all aspects of the human resources department, as well as technical program management and division administration.   In addition, he has held positions with Exxon Research & Engineering and D.P. Parker & Associates, a technical search firm.   Dr. Gladkowski received his BS degree from Marietta College and the MS and Ph.D. degree in Chemistry from Cornell University.   He also held a postdoctoral research position at Princeton University and has published in both scientific and human resource journals.

Aaron M. Gomolak, age 39, became an executive officer in 2010.

Aaron M. Gomolak is the Corporation’s Senior Vice President of Global Operations and has served in this role since joining the Corporation in February 2010.  Prior to joining the Corporation, Mr. Gomolak served as Managing Director, from January 2008 until February 2010, of Altitude Finance where he successfully helped renewable energy and information technology companies expand operations into Asia.  Prior to Altitude Finance, Mr. Gomolak spent seven years, from 2001 until 2008, at Advanced Energy Industries, Inc., where he held various roles of increasing responsibility including Vice President of Finance and Corporate Controller.  Mr. Gomolak received his Bachelor of Business Administration from Western Michigan University.

Audit Committee of the Corporation

The Corporation has a separately-designated standing Audit Committee (the “Audit Committee”) established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the applicable rules of the Nasdaq Stock Market, Inc.  The Audit Committee has a written charter, a copy of which is available to stockholders on the corporate governance page of the Corporation’s website at www.satcon.com.  The Audit Committee currently consists of Messrs. Carroll (Chair), Dwight and Schoenberger, each of whom is independent under the rules of The Nasdaq Stock Market, Inc. and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act.  The Board of Directors has determined that Mr. Dwight qualifies as an “audit committee financial expert” under applicable SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the Corporation’s directors, executive officers and holders of more than 10% of the Corporation’s Common Stock to file with the SEC initial reports of ownership of the Corporation’s Common Stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5.  Officers, directors and 10% stockholders are required by SEC regulations to furnish the Corporation with copies of all Section 16(a) forms they file.  To the Corporation’s knowledge, based solely on a review of the Corporation’s records and written representations by the persons required to file such reports, all filing requirements of Section 16(a) were satisfied with respect to the Corporation’s most recent fiscal year.

Code of Conduct and Ethics

The Board of Directors has adopted a Code of Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, our principal financial officer and our principal accounting officer. A copy of the Code of Conduct and Ethics is available to stockholders on the corporate governance page of the Corporation’s website at www.satcon.com.

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The primary objectives of the Compensation Committee of our Board of Directors with respect to executive compensation are to attract, retain, and motivate the best possible executive talent in pursuit of our business strategy of being a premier developer and supplier of power management solutions for the renewable energy market sector.  The focus is to tie short and long-term incentives to achievement of specified corporate and individual performance objectives, and to align executives’ incentives with stockholder value creation.   Our executive compensation structure not only aims to be competitive in our market sector, but also to be fair relative to compensation paid to other professionals within our organization. As we continually develop our compensation approach, we aim to implement an approach that rewards our executives when we achieve our goals and objectives.  As our business evolves, we seek to foster a performance-oriented culture, where individual performance is aligned with organizational objectives.  Executives will be evaluated and rewarded based on their organizational contributions to the achievement of short and longer term objectives; their openness to challenging and improving current policies and structures; their willingness to foster a highly creative team-oriented environment; and their ability to take advantage of unique business opportunities and overcome difficult challenges within the emerging renewable energy business sectors. To achieve these goals, the Compensation Committee has implemented compensation plans that tie a significant portion of executives’ overall compensation to the achievement of the objectives listed above.

This Compensation Discussion and Analysis explains our compensation philosophy, objectives, policies and practices with respect to our CEO, CFO and the other three most highly compensated executive officers, which are collectively referred to as the named executive officers.

Role of the Compensation Committee

The Compensation Committee approves, administers and interprets our executive compensation and benefits policies.  Our Compensation Committee is appointed by the Board of Directors, and consists entirely of directors who are “independent” under the rules of The Nasdaq Stock Market, LLC, “outside directors” for purposes of Section 162(m) of the Internal Revenue Code and “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act.   Our Compensation Committee is composed of Mr. Dwight, who serves as Chairperson, Mr. Prend and Mr. Deutch.

Our Compensation Committee reviews and makes recommendations to the Board of Directors with respect to our executive compensation and benefit program to ensure alignment with our compensation philosophy, and, subject to the approval of our Board, is responsible for establishing the total compensation packages offered to our executive officers.

As discussed in more detail below, in making compensation-related decisions, the Compensation Committee considers, among other things, input from management and other independent directors, as well as benchmarking studies and surveys.

Compensation Benchmarking

The Compensation Committee believes that it is important when making compensation-related decisions to be informed as to the practices of publicly-held, technology-oriented companies of similar size, revenue and market focus.  Geographic location is also taken into consideration.  Management collects, analyzes and presents publicly available compensation data and subscription compensation survey data.  Specific surveys utilized are those produced by The Survey Group and the American Electronics Association, which provide baseline data on eastern Massachusetts, San Francisco-Silicon Valley area and national technology-oriented companies, respectively, with revenues of less than $250,000,000.    We also benchmark our compensation practices in relation to other comparable companies in the renewable energy market sectors.  We believe that this group of companies provides an appropriate peer group because they consist of similar organizations against whom we compete for executive talent.  We intend to review annually the companies in our peer group and add or remove companies as necessary to insure that our peer comparisons are meaningful.  Specifically, we use data in proxy statements filings from companies that we believe are comparable to us based on market focus or are otherwise relevant, including:

•                  Active Power, Inc.

•                  American Superconductor Corporation

•                  Beacon Power Corporation

•                  Capstone Turbine Corporation

•                  Daystar Technologies, Inc

•                  Enernoc, Inc.

•                  Fuel Cell Energy, Inc.

•                  Evergreen Solar, Inc.

•                  Mechanical Technology, Inc.

•                  Plug Power Inc.

In addition to benchmarking studies, the Compensation Committee has historically taken into account input from other sources, including input from other independent members of the Board of Directors.  While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to us, we generally believe that gathering this compensation information is an important part of our compensation-related decision making process.

Based on management’s analysis and recommendations, the Compensation Committee has approved a pay-for-performance compensation philosophy, which is intended to bring base salaries and total executive compensation in line with approximately the median (50th percentile) of the companies represented in the compensation data we review.  Short-term incentive compensation, based on the achievement of specified goals and objectives, may be awarded in the form of a cash performance bonus and/or equity awards.  Total compensation may vary significantly from year-to-year based on total company and business unit performance.

Compensation Risk Assessment

In reviewing the Corporation’s compensation policy and practices for its named executive officers and as well as for other employees, the Compensation Committee evaluated whether any unnecessary risk-taking was associated with the Corporation’s compensation policies.  The committee did not identify any risks arising from the Corporation’s compensation policies and practices reasonably likely to have a material adverse effect on the Corporation.

Executive Compensation Program

As discussed in more detail below, our compensation program consists of five components: base salary, annual bonus incentives, long-term incentives, benefits and, in some cases, severance/termination protection.

In determining each component of an executive’s compensation, numerous factors are considered, including:

•                  The individual’s particular background and circumstances, including prior relevant work experience;

•                  The demand for individuals with the individual’s specific expertise and experience;

•                  The individual’s role with us and the compensation paid to similar persons determined through benchmark studies;

•                  The individual’s performance and contribution to the achievement of company goals and objectives;

•                  Comparison to other executives within the Corporation; and

•                  Uniqueness of industry expertise and skills.

The Compensation Committee has implemented an annual performance management program, under which annual performance goals and expectations are determined for each executive, including the named executive officers.

Following the end of each year, corporate goals for the new year are jointly developed by management and the

Compensation Committee, and are subject to Board approval.

The Compensation Committee meets outside the presence of all of the executive officers to consider appropriate compensation for our CEO.  For all other executive officers, the Compensation Committee meets outside the presence of all executive officers except our CEO.    The CEO annually reviews each other executive officer’s performance with the Compensation Committee and makes recommendations to the Compensation Committee with respect to the appropriate base salary, payments to be made under the short-term incentive plan, and the grants of long-term incentive awards for all executive officers, excluding himself.   Based in part on the CEO’s recommendations and other considerations, the Compensation Committee approves the total annual compensation package of our executive officers (other than the CEO).   Independently, the Compensation Committee annually evaluates the performance of the CEO and determines the base salary adjustment, short-term incentive award and long-term incentive award, if any, to be made for the given performance period.

Our policy for allocating between short-term and long-term compensation is to ensure adequate annual cash compensation to attract and retain personnel, while providing incentives (in the form of equity awards) to maximize long-term value for the Corporation and its stockholders.  Accordingly, (i) we provide cash compensation in the form of base salary and annual incentive bonuses to meet competitive salary norms and reward good performance on an annual basis and (ii) we provide non-cash compensation in the form of equity-based awards to reward superior performance against specific short-term goals and long-term objectives.

Compensation Components

Base Salary

Annually, the Compensation Committee reviews the individual salaries of our executive officers.  The base salary for each executive is based on consideration of median pay for our peer group and internal factors, such as the individual’s experience, skills and performance, and the pay of other members of the executive team.  We consider market median pay levels among individuals in comparable positions with transferable skills within the renewable energy market sector and comparable technology-based companies.  When determining the base salary of any executive, we also consider business requirements for certain skill sets, individual experience, and the responsibilities of the executive and other factors.  It is our belief that a competitive base salary is necessary to attract and subsequently retain a management team with the requisite skills to lead the Corporation.

Annual Incentive Bonus Plan

Historically, the Compensation Committee has annually established a management cash incentive bonus plan as a means of adding specific incentives towards achievement of specific business unit and company goals that are key factors in our success.  Eligible participants typically include (i) the President and CEO; (ii) the CFO; (iii) the Executive Vice President of Engineering and Chief Technology Officer; (iv) the Vice President, Administration and Secretary; (v) the Executive Vice President of Worldwide Sales and Marketing; (vi) the Senior Vice President Global Operations; (vii) those individuals who directly report to the Executive Officers at the Vice-President and Director Level; (viii) those individuals who manage a group or function (Manager Level) who report to the Executive Officer or Director; and (ix) Satcon Fellows.

The management incentive bonus plan, which is reviewed and revised on an annual basis, is an important component in the hiring of key executives.  Additionally, it is an important mechanism in focusing our executive’s efforts and rewarding executive officers for annual operating results that help create value for our shareholders.  In general, participants are eligible to receive cash bonuses conditioned upon successful performance against specified objectives, with an emphasis on both individual performance and overall company performance.

The objectives for management incentive bonus plan for fiscal 2010 (the “2010 Bonus Plan”) were established in December 2009, and are summarized as follows:

•                  President and CEO:  Overall corporate objectives included objectives related to the Corporation’s focus and market position, growth, product/service quality, profitability, financial condition, business practices, and establishment of prudent governance practices.

•                  Operations:  Operations objectives included objectives related to business operating models, manufacturing and plant capacity, customer performance and long-term strategies.

•                  Sales and Marketing:  Sales and marketing objectives included objectives related to direct sales team organization, sales methodology, forecast methodology and customer relationship management systems, global business development and channels organization, branding initiatives and field services organization.

•                  Engineering:  Engineering objectives included objectives related to product quality, design processes and new products.

•                  Finance:  Finance objectives included objectives related to management information, information systems, planning processes, financial operating models and control environment.

•                  Administration:  Administration objectives will include objectives related to compensation strategy, performance management systems, annual cash incentive programs, rewards programs, training, staffing, internet access, domain upgrades and help desk administration.

Potential awards under the 2010 Bonus Plan were as follows:

•                  President and CEO

•                  Up to 60% of Base Salary upon attainment of 100% of Corporate objectives

•                  Other Executive Officers and Vice-Presidents

•                  Up to 30% of Base Salary in total - half of which is based upon attainment of 100% of personal objectives and half of which is based upon attainment of 100% of Corporate objectives.

•                  Other (Director Level and Manager Level) Participants

•                  Up to 20% of Base Salary in total for Director Level participants (including Satcon Fellows) - half of which is based upon attainment of 100% of personal objectives and half of which is based upon attainment of 100% of Corporate objectives

•                  Up to 10% of Base Salary in total for Manager Level participants - half of which is based upon attainment of 100% of personal objectives and half of which is based upon attainment of 100% of Corporate objectives

The Compensation Committee also had the discretion under the 2010 Bonus Plan to grant additional cash bonuses to the other executive officers and participants if the Corporation met its objectives.

In March 2011, the Compensation Committee determined payments to its executive officers under the 2010 Bonus Plan, as further described below, and reviewed the determinations with the Board.  Final determination of compensation was made by the Compensation Committee.

Long-term Equity Incentive Compensation/Stock Option Grant Practices

The Compensation Committee awards long-term incentive grants in the form of stock options to our executive officers, consistent with the practices of peer organizations.  These awards are consistent with our pay-for-performance principles and align the interests of our executive officers to the interest of our shareholders.

The Compensation Committee reviews and recommends to the independent members of the Board of Directors the amount of each award to be granted to each executive officer and the independent members of Board of Directors approve each award.

Our executive officers are eligible to receive annual awards of stock options, although an annual stock option

grant is not guaranteed.   Individual determinations are made by the Compensation Committee with respect to the frequency and number of stock options to be recommended to be granted to the executive officers.  In making these determinations, the Compensation Committee considers performance relative to the strategic and financial objectives of the Corporation, the previous year’s individual performance of each executive officer and the market pay level for the executive officer.

We also award long-term incentive grants in the form of stock options to key new hires.  The initial grant of stock options vests over a four-year period.  The exercise price of these options are at the fair market value of our Common Stock on the date the options are granted which is the closing price of the stock on the date of grant or, if later, the date of hire. A new hire of an executive officer and any new hire grant in excess of 40,000 stock options requires the prior approval of the Compensation Committee.  We expect that we will continue to provide key new employees with initial option grants in 2011 to provide long-term compensation incentives and we will continue to rely on performance-based and retention grants to key employees.

Benefits

We provide the following benefits to our executives generally on the same basis as the benefits provided to all employees

1.               Health and dental insurance;

2.               Life Insurance;

3.               Short and long-term disability; and

4.               401(k) Plan in the United States

These benefits are consistent with those offered by other companies and specifically with those companies with which we compete for employees.

Fiscal 2010 Compensation to Named Executive Officers

In 2010, the Corporation’s overall goals and objectives were to achieve profitability, continue global wide growth, maintain technical leadership, and maximize shareholder value.   Aligned with these overall goals, the Compensation Committee established a number of objectives that played a role in determining each of the key executive’s total compensation.    The 2010 corporate objectives included:

•                  Establishing Satcon as a world leader in utility scale, high quality power solutions for distributed and alternative energy;

•                  Leveraging Satcon’s technology, products and market leading position in North America to drive growth worldwide;

•                  Implementing of a sustainable operating model that provides for growth, world-class product/service quality, profitability, and a strong balance sheet;

•                  Ensuring that administrative functions support the Corporation’s needs and obligations;

•                  Improving business performance, financial condition and equity structure to support short -term cash management and mid-term growth / market leadership; and

•                  Maintaining  prudent governance practices, standards and processes to meet the Corporation’s ethical, legal and regulatory requirements.

In assessing each executive’s contribution toward attainment of corporate objectives, the Compensation Committee evaluated the considerable achievements and progress made in 2010 against each of the objectives listed above.  Some of the relevant achievements by the Corporation in 2010 considered by the Compensation Committee in determining whether corporate objectives were met in 2010 included:

•                  Meeting external revenue and margin guidance in all four quarters of 2010;

•                  The planning of a factory for its co-manufacturing agreement in Nanjing, China;

•                  Increasing manufacturing capacity to 1.5GW;

•                  Establishing the Boston-based New Product Introduction  Center;

•                  Gaining market share in all major markets;

•                  Achieving $172.8 million in revenues on $289 million in bookings; and

•                  Successfully developing a complete and functional sales, marketing and service organizations in Asia and Europe.

Assessing each executive’s contribution to progress toward achievement of corporate objectives is a subjective analysis, as there are no stated absolute quantified objectives on which compensation-related decisions are based, either at the company level or the individual level.   In general, when making a compensation-related decision, the Compensation Committee considered the executive’s role in the attaining of the corporate objectives described above.

As President and Chief Executive Officer, Mr. Rhoades’ was evaluated with respect to developing and implementing the Corporation’s core strategy for achieving corporate objectives.  In reviewing the Chief Executive Officer’s total compensation, the Compensation Committee determined that Mr. Rhoades’ performance in 2010 had been outstanding. In October 2010, he was awarded 250,000 stock options in recognition of a successful public offering of Satcon Common Stock, and for increased revenue and bookings above expectations.  He received a bonus payout of $300,000, equaling 100% of his target bonus under the 2010 Bonus Plan, based on achievements in each of the corporate objectives identified for 2010.  Mr. Rhoades compensation reflects his role as President and Chief Executive Officer of the Corporation, the solid performance of the Corporation in fiscal 2010, and the satisfactory achievement of his individual performance goals for the year.  In March 2011, the Compensation Committee also approved a 5% increase in Mr. Rhoades’ base salary to $525,000, in recognition of his outstanding performance in 2010 and to maintain a competitive salary for Mr. Rhoades.

Mr. Peck joined the Corporation on March 15, 2010 as Chief Financial Officer and Treasurer.  His 2010 performance goals for the fiscal year were tied to finances, planning processes, financial operating models and control environment and establishment of prudent governance practices.  He received a 2010 bonus payout of $72,092, equaling a prorated portion of 100% of his target bonus reflecting the performance of the Corporation during fiscal 2010 and the satisfactory achievement of his individual performance goals for the year.

Mr. DeGraff’s 2010 performance goals were tied to product sales, customer relationship management systems, global business development and channels organization, branding initiatives and field services support. In October 2010, Mr. DeGraff’s base salary was adjusted by 17.9% and he was awarded an additional 150,000 stock options in recognition of increased bookings and revenue above expectations.  In November 2010, he received a discretionary bonus of $50,000 for his role in the closure of multi-megawatt orders in China, North America and Europe. He received a total bonus payout of $84,000 under the 2010 Bonus Plan, equaling 100% of his target bonus under the 2010 Bonus Plan, and an additional bonus of $42,000 as a commission on sales.  The increase in the base salary, bonus level and the stock option-based compensation reflect the performance of the Corporation during fiscal 2010 and the satisfactory achievement of his individual performance goals for the year.    In March 2011, the Compensation Committee also approved a 6% increase in Mr. DeGraff’s base salary to $350,000 in recognition of his performance during 2010.

Dr. Casey’s 2010 performance goals were tied to the attainment of engineering objectives related to product quality, design processes and new products. In October 2010, Dr. Casey’s base salary was increased by 16.3% and he was awarded 100,000 stock options in recognition of his role in the successful expansion of the Corporation’s engineering staff and continued development and launch of new products.   He received a bonus payout of $73,515, equaling of 100% of his target bonus under the 2010 Bonus Plan and an additional discretionary bonus of $5,000 in recognition of achievement of individual goals in the second half of 2010.  The increase in the base salary, bonus level and the stock option-based compensation reflect the performance of the Company during fiscal 2010 and the satisfactory achievement of his individual performance goals for the year.    In March 2011, the Compensation Committee also approved a 5.25% increase in Dr. Casey’s base salary to $300,000 in recognition of his performance in 2010 and to maintain a competitive salary.

Mr. Gomolak joined the Corporation on February 1, 2010 as Senior Vice President, Global Operations.  His 2010 performance goals were tied to development of business operating models, manufacturing and plant capacity, customer performance and long-term strategies    In October 2010, he was awarded 100,000 stock options in recognition of his role in increasing manufacturing capacity and exceeding on time delivery targets.  He received a bonus payout of $69,134, equaling 100% of his target bonus under the 2010 Bonus Plan and an additional discretionary bonus of $40,000 in recognition of achievement of individual goals in the second half of 2010.  The bonus level and the stock option-based compensation reflect the performance of the Corporation during fiscal 2010 and the satisfactory achievement of his individual performance goals for the year.  In March 2011, the Compensation Committee also approved a 19.3% increase in Mr. Gomolak’s base salary to $275,000, in recognition of his performance in 2010.

Employment Agreements; Termination of Employment and Change-in-Control Arrangements

We have employment agreements in effect with the following current executives:  our President and Chief Executive Officer, Charles S. Rhoades, Chief Financial Officer and Treasurer, Donald R. Peck, Executive Vice-President Engineering and Chief Technology Officer, Leo F. Casey, Executive Vice-President Worldwide Marketing and Sales, Pete A. DeGraff, and Senior Vice-President of Operations, Aaron M. Gomolak.

Employment Agreement with Charles S. Rhoades.  In 2008, we entered into an employment agreement with Mr. Rhoades, our President and Chief Executive Officer.  The agreement provides Mr. Rhoades a starting annual salary of $400,000, standard medical and other employment benefits, and a potential annual cash bonus award of up to 60% of Mr. Rhoades’ annual salary based upon the achievement of performance metrics established by the Compensation Committee and approved by our Board of Directors.  If Mr. Rhoades’ employment is terminated by the Corporation without cause or is constructively terminated, his salary and medical benefits will be continued for 12 months following such termination, subject to his execution of a release agreement with the Corporation.  In addition, Mr. Rhoades received an initial stock option to purchase up to 4,796,020 shares of our Common Stock which vests over a four-year period.  These options expire immediately upon Mr. Rhoades’ termination for cause, 90 days after Mr. Rhoades resigns, and one year after Mr. Rhoades’ employment terminates without cause or as a result of his death, disability or constructive termination.  In addition, if a Change in Control (as defined below) transaction occurs while Mr. Rhoades is employed by the Corporation, all unvested shares under any options held by Mr. Rhoades will vest and become immediately exercisable, and he will be afforded the right to exercise the options at or prior to the closing of the Change in Control transaction.  If he chooses not to exercise, his options will be accorded the same treatment in the Change in Control transaction as outstanding options under the Corporation’s 2005 Incentive Compensation Plan.

Employment Agreement with Donald R. Peck.  On March 15, 2010, we entered into an employment agreement with Mr. Peck, our Chief Financial Officer and Treasurer.  The agreement provides Mr. Peck a starting annual salary of $300,000, standard medical and other employment benefits, and a potential annual cash bonus award of up to 30% of Mr. Peck’s annual salary based upon the achievement of performance metrics established by the Compensation Committee and approved by our Board of Directors.  If Mr. Peck’s employment is terminated by the Corporation without cause or is constructively terminated, his salary and medical benefits will be continued for one year thereafter subject to his execution of a release agreement with the Corporation.  In addition, Mr. Peck received an initial stock option to purchase up to 1,000,000 shares of our Common Stock which vests over a four-year period.  These options expire immediately upon Mr. Peck’s termination for cause, 90 days after Mr. Peck resigns and one year after Mr. Peck’s employment terminates without cause or as a result of his death, disability or constructive termination.  In addition, if a Change in Control transaction occurs while Mr. Peck is employed by the Corporation, all unvested shares under the option will vest and become immediately exercisable, and he will be afforded the right to exercise his option at or prior to the closing of the Change in Control transaction.  If he chooses not to exercise, his option will be accorded the same treatment in the Change in Control transaction as outstanding options under the Corporation’s 2005 Incentive Compensation Plan.

Employment Agreement with Aaron Gomolak.  On November 8, 2010, we entered into an employment agreement with Mr. Gomolak, our Senior Vice-President, Global Operations.  The agreement provides Mr. Gomolak a starting annual salary of $230,445, standard medical and other employment benefits, and a potential annual cash bonus award of up to 30% of Mr. Gomolak’s annual salary based upon the achievement of performance metrics established by the Compensation

Committee and approved by our Board of Directors.  If Mr. Gomolak’s employment is terminated by the Corporation without cause or is constructively terminated, his salary and medical benefits will be continued for one year thereafter subject to his execution of a release agreement with the Corporation. Further, If Mr. Gomolak’s employment is terminated without cause or is constructively terminated or he becomes subject to a disability or dies while he is employed by the Corporation, he or his estate shall have 12 months after such termination without cause, constructive termination, determination of disability or date of death to exercise the option.  If a Change in Control transaction occurs, all unvested shares under any outstanding options held by Mr. Gomolak will vest, and he will have the right to exercise such options at or prior to the closing of the Change in Control transaction.  If he chooses not to exercise, his options will be accorded the same treatment in the Change in Control transaction as outstanding options under the Corporation’s 2005 Incentive Compensation Plan.

Employment Agreement with Leo F. Casey.  On February 10, 2011, we entered into an employment agreement with Dr. Casey, our Executive Vice-President Engineering and Chief Technology Officer.  The agreement provides Dr. Casey a starting annual salary of $285,090, standard medical and other employment benefits, and a potential annual cash bonus award of up to 30% of Dr. Casey’s annual salary based upon the achievement of performance metrics established by the Compensation Committee.  If Dr. Casey’s employment is terminated by the Corporation without cause or is constructively terminated, his salary and medical benefits will be continued for one year thereafter subject to his execution of a release agreement with the Corporation. Further, if Dr. Casey’s employment is terminated without cause or is constructively terminated or he becomes subject to a disability or dies while he is employed by the Corporation he or his estate shall have 12 months after such termination without cause, constructive termination, determination of disability or date of death to exercise the option.  If a Change in Control transaction occurs, all unvested shares under any outstanding options held by Mr. Casey will vest, and he will have the right to exercise such options at or prior to the closing of the Change in Control transaction.  If he chooses not to exercise, his options will be accorded the same treatment in the Change in Control transaction as outstanding options under the Corporation’s 2005 Incentive Compensation Plan.  In addition, Mr. Casey agreed that, for a period of six months following termination of his employment (or such longer period for which he receives compensation or benefits from the following termination), he will not compete with or solicit customers, prospective customers, employees or consultants of the Corporation.

Employment Agreement with Pete A. DeGraff.  On February 10, 2011, we entered into an employment agreement with Mr. DeGraff, our Executive Vice-President Worldwide Marketing and Sales.  The agreement provides Mr. DeGraff a starting annual salary of $330,070, standard medical and other employment benefits, a potential annual cash bonus award of up to 30% of Mr. DeGraff’s annual salary based upon the achievement of performance metrics established by the Compensation Committee and approved by our Board of Directors, and the opportunity to earn a cash bonus of up to 15% of his annual salary as a commission based on sales.  If Mr. DeGraff’s employment is terminated by the Corporation without cause or is constructively terminated, his salary and medical benefits will be continued for one year thereafter subject to his execution of a release agreement with the Corporation. Further, if Mr. DeGraff’s employment is terminated without cause or is constructively terminated or he becomes subject to a disability or dies while he is employed by the Corporation, he or his estate shall have 12 months after such termination without cause, constructive termination, determination of disability or date of death to exercise the option.  If a Change in Control transaction occurs, all unvested shares under any outstanding options held by Mr. DeGraff will vest, and he will have the right to exercise such options at or prior to the closing of the Change in Control transaction.  If he chooses not to exercise, his options will be accorded the same treatment in the Change in Control transaction as outstanding options under the Corporation’s 2005 Incentive Compensation Plan.  In addition, Mr. DeGraff agreed that, for a period of six months following termination of his employment (or such longer period for which he receives compensation or benefits from the following termination), he will not compete with or solicit customers, prospective customers, employees or consultants of the Corporation.

Under these agreements, a “Change in Control” is defined as the occurrence of any of the following:

1.               the acquisition by any person of beneficial ownership (within the meaning of Rule 13d-3 under the Securities and Exchange Act of 1934, as amended) of more than fifty percent (50%) of either (a) the then outstanding shares of common stock of the Corporation (the “Outstanding Common Stock”) or (b) the combined voting power of the then outstanding voting securities of the Corporation entitled to vote generally in the election of directors (the “Outstanding Voting Securities)” (such beneficial ownership referred to as a “Controlling Interest”); provided, however, that the following acquisitions will not constitute or result in a Change in Control: (i) any acquisition directly from the Corporation;

(ii) any acquisition by the Corporation; (iii) any acquisition by any person that, as of May 18, 2005, beneficially owns a Controlling Interest; (iv) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Corporation or any of its subsidiaries; or (v) any acquisition by any corporation pursuant to a transaction which complies with clauses (A), (B) and (C) of paragraph 3 below; or

2.               during any period of two consecutive years (not including any period prior to May 18, 2005), individuals who constituted the board of directors on May 18, 2005(the “Incumbent Board”) cease for any reason to constitute at least a majority of the board of directors; provided, however, that any individual becoming a director subsequent to May 18, 2005 whose election, or nomination for election by the Corporation’s stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the board; or

3.               the consummation of a reorganization, merger, statutory share exchange or consolidation or similar corporate transaction involving the Corporation or any of its subsidiaries, a sale or other disposition of all or substantially all of the assets of the Corporation, or the acquisition of assets or stock of another entity by the Corporation or any of its subsidiaries (each a “Business Combination”), in each case, unless, following such Business Combination, (A) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Common Stock and Outstanding Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than fifty percent (50%) of the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Corporation or all or substantially all of the Corporation’s assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Common Stock and Outstanding Voting Securities, as the case may be, (B) no person (excluding any employee benefit plan (or related trust) of the Corporation or such corporation resulting from such Business Combination or any person that as of May 18, 2005 beneficially owns a Controlling Interest) beneficially owns, directly or indirectly, fifty percent (50%) or more of the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination, and (C) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Corporation’s board of directors, providing for such Business Combination; or

4.              approval by the stockholders of the Corporation of a complete liquidation or dissolution of the Corporation.

Tax Implications

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on our tax return of compensation of over $1,000,000 to certain of the named executive officers unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by our stockholders. We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with the exemptions available under Section 162(m). We believe that options granted under our incentive plans will generally qualify as performance-based compensation under Section 162(m). However, we reserve the right to use our judgment to authorize compensation payments that do not comply with these exemptions when we believe that such payments are appropriate and in the best interest of the stockholders, after taking into consideration changing business conditions or the officer’s performance.

Fiscal 2011 Incentive Bonus Plan

As a result of a review of general market and peer company practice, the Compensation Committee has established, for fiscal 2011, a written management incentive bonus plan (the “2011 Bonus Plan”) as a means of adding specific incentives towards achievement of specific business unit and company goals that are key factors in our success in 2011.  Eligible participants are the (i) the President and Chief Executive Officer; (ii) the Chief Financial Officer; (iii) the Executive Vice President of Engineering and Chief Technology Officer; (iv) the Vice President, Administration and Secretary; (v) the Executive Vice President of Worldwide Sales and Marketing; (vi) the Senior Vice President Global Operations; (vii) those individuals who directly report to the Executive Officers at the Vice President and Director Level; (viii) those individuals who manage a group or function (Manager Level) who report to the Executive Officer or Director; and (ix) Satcon Fellows.  2011 Bonus Plan participants are eligible to receive cash bonuses conditional upon successful performance against specified objectives, with an emphasis on both individual performance and overall company performance.  The Incentive Plan will be funded from the Company’s operating income.

The 2011 Bonus Plan will place emphasis on both individual performance and overall company performance, with the primary criteria to funding the 2011 Incentive Plan be that the Company generates operating income.   General 2011 objectives are summarized as follows:

•                  President and Chief Executive Officer: overall corporate objectives will include objectives related to the Corporation’s focus and market position, growth, product/service quality, operating profitability, financial condition, business practices, and establishment of prudent governance practices.

•                  Operations:  Operations objectives will include objectives related to business operating models, manufacturing and plant capacity, customer performance and long-term strategies.

•                  Sales and Marketing:  Sales and marketing objectives will include objectives related to direct sales team organization, sales methodology, forecast methodology and customer relationship management systems, global business development and channels organization, branding initiatives and field services organization.

•                  Engineering: Engineering objectives will include objectives related to product quality, design processes and new products.

•                  Finance:  Finance objectives will include objectives related to management information, information systems, planning processes, financial operating models and control environment and establishment of prudent governance practices.

•                  Administration:  Administration objectives will include objectives related to compensation strategy, performance management systems, annual cash incentive programs, rewards programs, training, staffing, internet access, IT system upgrades and general administration.

Potential awards under the 2011 Bonus Plan are as follows:

•                  President and Chief Executive Officer

•                  Up to 60% of Base Salary upon attainment of 100% of Corporate objectives

•                  Other Executive Officers and Vice Presidents

•                  Up to 30% of Base Salary in total - half of which is based upon attainment of 100% of personal objectives and half of which is based upon attainment of 100% of Corporate objectives.

•                  Other (Director Level and Manager Level) Participants

•                  Up to 20% of Base Salary in total for Director Level participants (including Satcon Fellows) - half of which is based upon attainment of 100% of personal objectives and half of which is based upon attainment of 100% of Corporate objectives

•                  Up to 10% of Base Salary in total for Manager Level participants - half of which is based upon attainment of 100% of personal objectives and half of which is based upon attainment of 100% of Corporate objectives

After determining and approving incentive payments under the 2011 Bonus Plan, the Compensation Committee review the determinations with the Board.  Final determination of all compensation will be made by the Compensation Committee and will be paid by March 31, 2012.

Compensation Committee Report

We, the Compensation Committee, have reviewed and discussed the above Compensation and Discussion and Analysis with management.  Based on this review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

COMPENSATION COMMITTEE

DANIEL R. DWIGHT, Chairman
DAVID PREND
PHILIP DEUTCH

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee for fiscal 2010 were those individuals named above in the Compensation Committee Report.  No member of the Compensation Committee has ever served as an officer or employee of the Corporation.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a description of a transaction that occurred in 2010 in which Messrs. Prend and Deutch had an interest.  During fiscal 2010, no executive officer of the Corporation served on the board of directors or compensation committee of another entity that has or had an executive officer serving as a member of the Board or the Compensation Committee.

Compensation of Executive Officers

Set forth below is information regarding the compensation of (i) the Chief Executive Officer, (ii) the Chief Financial Officer and (iii) our three other most highly compensated executive officers for the year ended December 31, 2010 (“fiscal 2010”) who were serving as executive officers as of the end of fiscal 2010.  Such officers are collectively referred to as the “named executive officers.”

Summary Compensation Table.  The following table sets forth information regarding the named executive officers’ compensation for fiscal years 2010, 2009 and 2008.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
				(1)	(3)	(2)
Charles S. Rhoades (4)	2010	$490,392	$—	$1,071,269	$300,000	$7,350	$1,869,011
- Chief Executive Officer and President	2009	$423,663	$96,000	$332,489	$135,000	$7,350	$994,502
	2008	$256,929	$—	$6,686,412	$160,800	$—	$7,104,141

Donald R. Peck (5)	2010	$231,065	$—	$1,562,531	$72,092	$6,932	$1,872,620
- Chief Financial Officer and Treasurer	2009	$—	$—	$—	$—	$—	$—
	2008	$—	$—	$—	$—	$—	$—

Leo F. Casey	2010	$242,406	$—	$586,060	$78,515	$10,186	$917,167
- Vice President of Engineering and Chief Technology Officer	2009	$200,071	$—	$81,437	$30,011	$7,350	$318,869
	2008	$192,308	$—	$687,842	$60,021	$11,539	$951,710

Peter F. DeGraff (6)	2010	$279,833	$50,000	$800,313	$126,000	$9,268	$1,265,415
- Executive Vice President of Sales and Marketing	2009	$232,427	$—	$81,437	$52,162	$7,350	$373,376
	2008	$114,185	$—	$529,736	$35,753	$5,850	$685,524

Aaron M. Gomolak (7)	2010	$203,869	$—	$664,128	$109,134	$8,243	$985,375
- Senior Vice President Operations	2009	$—	$—	$—	$—	$—	$—
	2008	$—	$—	$—	$—	$—	$—

(1)          The amounts in this column reflect the aggregate grant date fair market value in accordance with FASB ASC Topic 718.

(2)          Amounts shown for each year reflect contributions made by the Corporation to the 401(k) plan.

(3)          2010 non-equity incentive plan compensation represents cash payouts under the 2010 Incentive Bonus Plan.  The amount earned was based on achievement of defined performance goals for all participants. 2009 non-equity incentive plan compensation represents cash payouts under the 2009 Incentive Bonus Plan.  The amount earned was based on achievement of defined performance goals for all participants. 2008 non-equity incentive plan compensation represents cash payouts under the 2008 Incentive Bonus Plan.  The amount earned was based on achievement of defined performance goals for all participants.  The 2010 Incentive Bonus Plan is discussed above in “Compensation Discussion and Analysis.”

(4)          Charles S. Rhoades joined the Corporation in May 2008 as the President and Chief Executive Officer.

(5)          Donald R. Peck joined the Corporation in March 2010 as its Chief Financial Officer and Treasurer.

(6)          Peter F. DeGraff joined the Corporation in June 2008 as the Executive Vice President of Sales and Marketing.

(7)          Aaron M. Gomolak joined the Corporation in February 2010 as its Senior Vice President of Global Operations.

Grants of Plan-Based Awards.  The following table sets forth certain information with respect to plan-based awards granted to the named executive officers in fiscal 2010.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2010

Name	Grant Date (1)	All Other Option Awards Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards($)
Charles S. Rhoades	3/18/2010	250,000		$2.35		$393,880
	10/26/2010	250,000		$4.29		$677,389

Donald R. Peck	3/15/2010	1,000,000		$2.33		$1,562,531

Leo F. Casey	3/18/2010 10/26/2010	200,000 100,000	$ $	2.35 4.29	$ $	315,104 270,956

Peter F. DeGraff	3/18/2010	250,000		$2.35		$393,880
	10/26/2010	150,000		$4.29		$406,433

Aaron M. Gomolak	2/1/2010 10/26/2010	250,000 100,000	$ $	2.35 4.29	$ $	393,173 270,956

(1)          These options vest over a four-year period as follows: 25% of the shares become exercisable on the first anniversary of the date of grant and 6.25% of the shares become exercisable on each quarterly anniversary thereafter.

Outstanding Equity Awards at Fiscal Year-End.  The following table sets forth certain information with respect to unexercised options held by the named executive officers at the end of fiscal year 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL 2010 YEAR-END TABLE

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#) (1)		Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable		(#)	($)	Date (2)
Charles S. Rhoades
	1,798,507	2,997,513		—	$1.9000	5/01/2018
	109,475	140,525	(3)	—	$1.1400	3/2/2019
	31,250-	68,750	(3)	—	$1.8200	7/1/2019
	—	250,000	(3)	—	$2.3500	3/18/2020
Donald R. Peck
	—	1,000,000	(3)	—	$2.3300	3/15/2020
Leo F. Casey
	10,000	—		—	$5.2600	2/4/2012
	30,000	—		—	$5.2600	2/4/2012
	4	—		—	$0.6300	7/7/2013
	4,996	—		—	$0.6300	7/7/2013
	41,236	—		—	$2.0500	10/18/2014
	38,764	—		—	$2.0500	10/18/2014
	10,000	—		—	$1.5500	3/27/2015
	10,000	—		—	$2.9500	5/7/2016
	50,000	—		—	$1.3800	11/3/2017
	64,278	81,300		—	$2.4600	6/29/2018
	163,535	95,887		—	$2.4600	6/29/2018
	43,750	56,250	(3)	—	$1.1400	3/2/2019
	—	200,000	(3)	—	$2.3500	3/18/2020
	—	100,000	(3)	—	$4.2900	10/26/2020
Peter F. DeGraff
	187,500	112,500		—	$2.5700	5/28/2018
	43,750	56,250	(3)	—	$1.1400	3/2/2019
	—	250,000	(3)	—	$2.3500	3/18/2020
	—	150,000	(3)	—	$4.2900	10/26/2020
Aaron M. Gomolak
	—	250,000	(3)	—	$2.3500	2/01/2020
	—	100,000	(3)	—	$4.2900	10/26/2020

(1)          Except as otherwise noted, options become exercisable 25% on the date of grant and 75% vesting in equal annual installments over the four-year period from the date of grant.

(2)          The expiration date of each option occurs ten years after the date of grant of such option.

(3)          Options granted in fiscal 2010 and 2009 became exercisable 25% on the first anniversary of the date of grant and 6.25% on each quarterly anniversary thereafter.

Option Exercises and Stock Vested.  None of our named executive officers exercised options, and no stock awards vested, in fiscal 2010.

Director Compensation.   Non-employee directors receive annual cash fees, paid out in quarterly installments during the year, for their services as follows:

	Board of Directors	Audit Committee	Compensation Committee	Governance Committee
Chair	$28,000	$10,000	$8,000	$5,000
Member	$23,000	$5,000	$3,000	$3,000

In addition, each non-employee director is reimbursed for his out-of-pocket costs incurred to attend any board meeting.

On April 11, 2002, to encourage ownership in the Corporation by outside directors, to provide such directors with a further incentive to remain as directors and to align the interests of such directors with the interests of the Corporation’s stockholders, the Board adopted a director stock option program. Pursuant to this program, (i) each individual who first becomes an outside director of the Corporation will receive a non-statutory stock option to purchase 15,000 shares of Common Stock on the date of his initial election to the Board; and (ii) on the date of each Annual Meeting of Stockholders of the Corporation (other than a director who was initially elected to the Board at any such Annual Meeting of Stockholders or, if previously, at any time after the prior year’s Annual Meeting of Stockholders), provided that he is serving as a director immediately following the date of such Annual Meeting of Stockholders, (a) each outside director who is serving on the Audit Committee will be granted a non-statutory stock option to purchase an additional 5,000 shares of Common Stock, (b) each outside director who is serving on the Compensation Committee will be granted a non-statutory stock option to purchase an additional 3,000 shares of Common Stock and (c) each outside director who is serving on the Corporate Governance and Nominating Committee will be granted a non-statutory stock option to purchase an additional 4,000 shares of Common Stock. All non-statutory stock options granted under the director stock option program will be immediately exercisable (unless otherwise determined by the Compensation Committee) and will have exercise prices equal to the closing price of the Common Stock on the Nasdaq Stock Market on the date of grant.

The following table sets forth information regarding the compensation of the Corporation’s non-employee directors during fiscal 2010.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
John M. Carroll	$41,000	$32,139	—	$73,139

Philip J. Deutch	$26,000	$25,444	—	$51,444

James J. Kirtley, Jr.	$23,000	$20,087	—	$43,087

David J. Prend	$29,000	$30,800	—	$59,800

Robert G. Schoenberger	$33,000	$32,139	—	$65,139

Daniel R. Dwight	$39,000	$37,496	—	$76,496

(1)          Mr. Rhoades is not included in this table as he was an employee of the Corporation during 2010 and accordingly received no compensation for his services as director. The compensation received by Mr. Rhoades as an employee is shown in the Summary Compensation Table above.

(2)          The amounts in this column reflect the aggregate grant date fair value, in accordance with FASB ASC Topic 718;

Name	Date of Award	Number of Shares underlying Award (#)	Vesting Term	Grant Date Fair Value ($)	Total Value of Awards ($)
John M. Carroll	6/8/2010	24,000	Upon Grant	$32,139	$32,139
Philip J. Deutch	6/8/2010	19,000	Upon Grant	$25,444	$25,444
James J. Kirtley, Jr.	6/8/2010	15,000	Upon Grant	$20,087	$20,087
David J. Prend	6/8/2010	23,000	Upon Grant	$30,800	$30,800
Robert G. Schoenberger	6/8/2010	24,000	Upon Grant	$32,139	$32,139
Daniel R. Dwight	6/8/2010	28,000	Upon Grant	$37,496	$37,496

As of December 31, 2010, each non-employee director had the following number of options outstanding:

Non-Employee Director	# of Options Outstanding
Mr. Carroll	274,000
Mr. Deutch	73,000
Dr. Kirtley	95,000
Mr. Prend	86,000
Mr. Schoenberger	79,000
Mr. Dwight	136,000

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2011, certain information concerning the beneficial ownership of the Common Stock by (i) each person known by the Corporation to own beneficially five percent (5%) or more of the outstanding shares of Common Stock; (ii) each of the Corporation’s named executive officers (as defined in “Compensation of Executive Officers”)  and directors and (iii) all executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under rules of the Securities and Exchange Commission (the “SEC”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire within 60 days after March 31, 2011 through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (3)

5% Stockholders

RockPort Capital Partners II, L.P. (4) 160 Federal Street, 18th Floor Boston, MA 02110	29,757,217	22.5%

NGP Energy Technology Partners, L.P. (5) 1700 K Street NW, Suite 750 Washington, D.C. 20006	11,765,125	9.8%

BlackRock, Inc. (6) 40 East 52nd Street New York, NY 10022	6,960,118	5.8%

Directors and Named Executive Officers

Charles S. Rhoades	3,828,265	3.2%
Donald R. Peck	267,297	*
Leo F. Casey	555,472	*
Peter F. DeGraff	339,720	*
Aaron M. Gomolak	138,625	*
John M. Carroll	274,000	*
Daniel R. Dwight	136,000	*
James L. Kirtley, Jr.	110,837	*
David J. Prend(4)	29,757,217	22.5%
Philip J. Deutch(5)	11,765,125	9.8%
Robert G. Schoenberger	79,000	*
All executive officers and directors as a group (twelve persons)	47,251,558	37.9%

*                                        Less than 1%

(1)                                  The address for all executive officers and directors, other than Messrs. Prend and Deutch, is c/o Satcon

Technology Corporation, 27 Drydock Avenue, Boston, Massachusetts, 02210. The address for Mr. Prend is c/o RockPort Capital Partners II, L.P., 160 Federal Street, 18th Floor, Boston, MA 02110. The address for Mr. Deutch is c/o NGP Energy Technology Partners, L.P., 1700 K Street NW, Suite 750, Washington, D.C. 20006.

(2)                                  Includes the following number of shares of Common Stock issuable upon the exercise of outstanding stock options which were exercisable within 60 days after March 31, 2011 as follows:

Directors and Named Officers	Vested Options
Mr. Rhoades	3,828,265
Mr. Peck	250,000
Dr. Casey	493,438
Mr. DeGraff	337,500
Mr. Gomolak	78,125
Mr. Carroll	274,000
Mr. Deutch	73,000
Mr. Dwight	136,000
Dr. Kirtley	95,000
Mr. Prend	86,000
Mr. Schoenberger	79,000
All executive officers and directors as a group	5,730,328

(3)                                  For each person and group included in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of 119,007,647 shares of Common Stock outstanding as of March 31, 2011 plus the number of shares of Common Stock that such person or group had the right to acquire within 60 days after March 31, 2011.

(4)                                  Includes 13,161,075 shares of Common Stock issuable upon the exercise of warrants, which warrants are directly owned by RockPort Capital Partners II, L.P.   These securities may be deemed to be beneficially owned by RockPort Capital II, LLC (“RockPort LLC”), and Alexander Ellis III, Janet B. James, William E. James, Charles J. McDermott, Stoddard M. Wilson and David J. Prend (the “Members”).  RockPort LLC is the general partner of RockPort Capital Partners II, L.P. (“RockPort”).  Each of the Members are managing members of RockPort LLC.  Each of RockPort LLC and the Members (the “Rockport Reporting Persons”) disclaim beneficial ownership of the reported securities except to the extent of his, her or its pecuniary interest therein, and this report shall not be deemed an admission that such Rockport Reporting Person is the beneficial owner of the securities for purposes of Section 16 of the Exchange Act or for any other purpose. In connection with the first closing of the private placement of the Series C Preferred Stock in November 2007, RockPort was entitled to designate one individual to be nominated to the Corporation’s Board of Directors.  Mr. Prend was RockPort’s designee and, accordingly, was appointed to the Board of Directors effective upon consummation of the first closing and serves as a member of the Corporate Governance and Nominating Committee and the Compensation Committee.

(5)                                 Includes 675,924 shares of Common Stock issuable upon the exercise of warrants, which warrants are directly owned by NGP Energy Technology Partners, L.P. (“NGP Energy Tech”), NGP ETP, L.L.C. (“NGP GP”) is the general partner of NGP Energy Tech.  Energy Technology Partners, L.L.C. (“ETP”) is the manager of NGP GP.  Philip J. Deutch (“Mr. Deutch”) is the manager of ETP.  Each of NGP GP, ETP and Mr. Deutch (the “NGP Reporting Persons”) disclaim beneficial ownership of the reported securities except to the extent of his, her or its pecuniary interest therein, and this response shall not be deemed an admission that such NGP Reporting Person is the beneficial owner of the securities for purposes of Section 16 of the Exchange Act or for any other purpose. In connection with the first closing of the private placement of the Series C Preferred Stock in November 2007, NGP Energy Tech was entitled to designate one individual to be nominated to the Corporation’s Board of Directors. Mr. Deutch was NGP Energy Tech’s designee and, accordingly, was appointed to the Board of Directors effective upon consummation of the first closing and serves as a member of the Compensation Committee.

(6)                                  This information is as reported on Schedule 13G filed with the SEC on February 8, 2011.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Corporation’s equity compensation plans as of December 31, 2010.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	13,426,968	$2.33	7,734,215	(1) (2)

(1)          Includes 10,000 shares of Common Stock issuable under the Corporation’s 2002 Stock Incentive Plan, 5,804,110 shares of Common Stock issuable under the Corporation’s 2005 Incentive Compensation Plan and 1,920,105 shares of Common Stock issuable under the Corporation’s 2010 Employee Stock Purchase Plan.

(2)          In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2010, the shares remaining available under the 2005 Incentive Compensation Plan may instead be issued in the form of restricted stock, unrestricted stock, performance share awards or other equity-based awards and the shares remaining available under the 2002 Stock Incentive Plan may instead be issued in the form of restricted stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Agreement Relating to Conversion of Series C Preferred Stock

On October 15, 2010, the Corporation entered into an agreement with RockPort Capital Partners II, L.P. and NGP Energy Technology Partners, L.P., the holders of all of the then outstanding shares of the Corporation’s Series C Preferred Stock, pursuant to which Rockport and NGP agreed to voluntarily convert their shares of Series C Preferred Stock into approximately 27,665,859 shares of Common Stock concurrently with the consummation by the Corporation of a public offering that generated a specified minimum amount of proceeds, net of underwriting discounts and commissions, to the Corporation.  The 27,665,859 shares represented the number of shares of Common Stock underlying the Series C Preferred Stock pursuant to the existing terms of the Series C Preferred Stock and the accrued and unpaid dividends thereon through the expected closing date.  To induce the Series C Preferred Stock holders to convert their shares, the Corporation agreed to pay the Series C Preferred Stock holders an aggregate of $1.25 million in cash upon conversion.  On October 27, 2010, the Corporation completed a qualifying public offering, selling 10,350,000 million shares of Common Stock, resulting in net proceeds, after deducting underwriter commissions and discounts and other offering expenses, of approximately $37.5 million.  As agreed, upon consummation of such offering, all of the shares of Series C Preferred Stock converted into Common Stock and the Corporation paid the Series C Preferred Stock holders an aggregate of $1.25 million in cash ($750,000 to RockPort and $500,000 to NGP).  Two of our directors, David J. Prend and Philip J. Deutch, are affiliates of Rockport and NGP, respectively, as described in more detail under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Review, Approval or Ratification of Transactions with Related Persons

Our Audit Committee charter requires that members of the Audit Committee, all of whom are independent directors, conduct a review of and approve all related party transactions on an ongoing basis.  However, due to the nature of the transaction described above and its interconnection with the Corporation’s public offering, such transaction was approved by the Corporation’s entire Board of Directors, with Messrs. Prend and Deutch abstaining.

Director Independence

The Board of Directors is currently comprised of seven members (there is currently one vacancy).  A majority of the Board are “independent” under the rules of The Nasdaq Stock Market, Inc.  The Board has determined that the following directors are independent:  Messrs. Carroll, Dwight, Deutch, Prend and Schoenberger and Dr. Kirtley.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the Board of Directors of the Corporation has selected McGladrey & Pullen, LLP (“McGladrey”) to act as the Corporation’s independent registered public accountants for the current fiscal year.  In 2010, McGladrey acquired the assets of Caturano and Company, Inc. (formerly Caturano and Company, P.C.) (“Caturano”), the Corporation’s former independent registered public accountants. As a result on August 11, 2010, Caturano resigned as the independent registered public accounting firm for the Corporation, and concurrent with such resignation, the Audit Committee approved the engagement of McGladrey as the new independent registered public accounting firm for the Corporation.  We intend to submit the selection of McGladrey to our stockholders for ratification at the 2011 Annual Meeting of Stockholders.

Audit Fees

McGladrey billed fees of $445,810 for professional services rendered for the audit of the Corporation’s financial statements and internal control over financial reporting included in its Annual Report on Form 10-K for the year ended December 31, 2010 review of the financial statements included in the Corporations Quarterly Reports on Form 10-Q and out-of-pocket expenses and administrative fees.  Caturano billed fees of $176,256 for the review of the financial statements included in the Corporation’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, consents issued for various registration statements and comfort letters and out-of-pocket expenses and administrative fees.

Caturano billed fees of $491,182 for professional services rendered for the audit of the Corporation’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009, the review of the financial statements included in the Corporation’s Quarterly Reports on Form 10-Q for the quarters ended April 4, 2009, July 4, 2009 and October 3, 2009, consents issued for various registration statements and comfort letters and out-of-pocket expenses and administrative fees.

Audit-Related Fees

During fiscal 2010, neither Caturano nor McGladrey billed the Corporation for any audit-related fees.  During fiscal 2009, Caturano did not bill the Corporation for any audit-related fees.

Tax Fees

Neither Caturano nor McGladrey billed the Corporation any fees during the year ended December 31, 2010 for professional services related to tax, tax compliance, tax advice and tax planning.  Caturano billed fees of $26,000 during the year ended December 31, 2009 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Neither Caturano nor McGladrey billed the Corporation for any other professional services in the years ended December 31, 2010 and 2009.

All of the services provided under Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are approved by the Audit Committee.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services.  The Audit Committee pre-approved all audit and permissible non-audit services provided in 2010.

PART IV

Item 15. Exhibits, Financial Statement Schedules

15(a)(3) Exhibits - The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts on April 29, 2011.

SATCON TECHNOLOGY CORPORATION
By:
/s/ CHARLES S. RHOADES
Charles S. Rhoades
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.