Form 10-Q
period 2011-03-31
SATCON TECHNOLOGY CORP
filed 2011-05-06
CIK 889423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Common Stock, $0.01 Par Value,

119,040,397 shares outstanding as of April 26, 2011.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$33,619,823	$30,094,162
Accounts receivable, net of allowance of $1,105,225 and $974,887 at March 31, 2011 and December 31, 2010, respectively	69,399,723	73,713,308
Unbilled contract costs and fees	174,342	174,342
Inventory	72,870,272	40,542,893
Prepaid expenses and other current assets	4,941,148	4,254,246
Total current assets	181,005,308	148,778,951
Property and equipment, net	8,641,376	7,284,285
Other long-term assets	217,744	—
Total assets	$189,864,428	$156,063,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$30,000,000	$15,000,000
Note payable, current portion, net of discount of $406,594 and $434,247 at March 31, 2011 and December 31, 2010, respectively	3,144,289	2,107,473
Accounts payable	56,499,894	45,060,537
Accrued payroll and payroll related expenses	3,999,279	4,476,685
Other accrued expenses	7,604,804	6,824,388
Accrued restructuring costs	—	49,203
Deferred revenue	9,967,874	8,099,852
Total current liabilities	111,216,140	81,618,138

Warrant liabilities	2,544,274	5,454,109
Note payable, net of current portion and discount of $312,178 and $399,589 at March 31, 2011 and December 31, 2010, respectively	8,136,939	9,058,691
Deferred revenue, net of current portion	15,560,262	11,622,918
Other long-term liabilities	331,532	318,151
Total liabilities	137,789,147	108,072,007
Commitments and contingencies (Note I)

Stockholders’ equity:
Common stock; $0.01 par value, 200,000,000 shares authorized; 119,007,647 and 117,911,278 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,190,076	1,179,113
Additional paid-in capital	297,929,039	291,717,323
Accumulated deficit	(245,614,266)	(243,475,639)
Accumulated other comprehensive loss	(1,429,568)	(1,429,568)
Total stockholders’ equity	52,075,281	47,991,229
Total liabilities and stockholders’ equity	$189,864,428	$156,063,236

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

Product revenue	$62,004,937	$14,732,479

Cost of product revenue	47,132,525	12,699,109

Gross margin	14,872,412	2,033,370

Operating expenses:
Research and development	6,136,333	2,731,785
Selling, general and administrative	10,223,313	5,579,882
Restructuring charges	—	783,701
Total operating expenses from continuing operations	16,359,646	9,095,368

Operating loss from continuing operations	(1,487,234)	(7,061,998)

Change in fair value of warrant liabilities	123,561	1,088,978
Other (loss) income, net	(199,856)	(68,415)
Interest income	151	175
Interest expense	(575,249)	(63,227)
Net loss from continuing operations	(2,138,627)	(6,104,487)
Income from discontinued operations, net of tax	—	31,390
Gain on sale of discontinued operations, net of tax	—	500,217
Net loss	(2,138,627)	(5,572,880)

Deemed dividend and accretion on Series C preferred stock	—	(1,269,191)
Dividend on Series C preferred stock	—	(355,060)
Net loss attributable to common stockholders	$(2,138,627)	$(7,197,131)

Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.02)	$(0.11)
From income on discontinued operations	—	0.00
From gain on sale of discontinued operations	—	0.01
Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.02)	$(0.10)

Weighted average number of common shares, basic and diluted	118,726,322	70,921,357

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the three months ended March 31, 2011

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
Balance, December 31, 2010	117,911,278	$1,179,113	$291,717,323	$(243,475,639)	$(1,429,568)	$47,991,229

Net loss	—	—	—	(2,138,627)	—	(2,138,627)	(2,138,627)

Issuance of common stock in connection with the exercise of stock options	152,873	1,529	293,243	—	—	294,772	—

Issuance of common stock in connection with the exercise of warrants to purchase common stock	845,455	8,454	4,303,862	—	—	4,312,316	—

Employee stock-based compensation	—	—	1,337,075	—	—	1,337,075	—

Issuance of common stock in connection with the Employee Stock Purchase Plan	98,041	980	277,536	—	—	278,516

Comprehensive loss	—	—	—	—	—	—	$(2,138,627)
Balance, March 31, 2011	119,007,647	$1,190,076	$297,929,039	$(245,614,266)	$(1,429,568)	$52,075,281

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net loss	$(2,138,627)	$(5,572,880)
Net income from discontinued operations, net	—	(31,390)
Gain on sale of discontinued operations, net	—	(500,217)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	466,846	382,187
Provision for uncollectible accounts	130,338	—
Provision for excess and obsolete inventory	90,793	239,942
Non-cash stock based compensation expense	1,337,075	720,717
Change in fair value of warrant liabilities	(123,561)	(1,088,978)
Non-cash interest expense	115,064	7,500
Changes in operating assets and liabilities:
Accounts receivable	4,183,247	4,753,652
Unbilled contract costs and fees	—	27,886
Prepaid expenses and other current assets	(686,902)	(396,003)
Other long-term assets	(217,744)	—
Inventory	(32,418,172)	(3,650,195)
Accounts payable	11,439,357	(6,676,525)
Accrued expenses and payroll	303,010	876,087
Accrued restructuring	(49,203)	554,666
Deferred revenue, current and long-term portion	5,805,366	1,700,249
Other liabilities	13,381	(23,827)
Total adjustments	(9,611,105)	(2,572,642)
Net cash used in operating activities in continuing operations	(11,749,732)	(8,677,129)
Net cash used in operating activities of discontinued operations	—	(61,921)
Net cash used in operating activities	(11,749,732)	(8,739,050)

Cash flows from investing activities:
Purchases of property and equipment	(1,823,937)	(435,532)
Net cash used in investing activities in continuing operations	(1,823,937)	(435,532)
Net cash provided by investing activities of discontinued operations	—	716,700
Net cash provided by (used in) investing activities	(1,823,937)	281,168

Cash flows from financing activities:
Net borrowings under line of credit	15,000,000	5,600,000
Proceeds from Employee Stock Purchase Plan	278,516	—
Net proceeds from exercise of options to purchase common stock	294,772	491,333
Net proceeds from exercise of warrants to purchase common stock	1,526,042	594,445
Net cash provided by financing activities in continuing operations	17,099,330	6,685,778

Effects of foreign currency exchange rates on cash and cash equivalents	—	68,732
Net increase (decrease) in cash and cash equivalents	3,525,661	(1,703,372)
Cash and cash equivalents at beginning of period	30,094,162	13,369,208
Cash and cash equivalents at end of period	$33,619,823	$11,665,836

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended,
	March 31, 2011	March 31, 2010
Non-cash Investing and Financing Activities:
Stock-based compensation (1)	$1,337,075	$702,360
Accretion of redeemable convertible preferred stock discount and dividends	—	1,624,251
Issuance of warrants	1,310,000	—
Issuance of Warrants and beneficial conversion feature	—	360,000

Interest and Income Taxes Paid:
Interest	$115,063	$55,727
Income taxes	—	—

(1) Includes $(18,357) related to discontinued operations for the three month period ended March 31, 2010.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 (“2011”) AND MARCH 31, 2010 (“2010”)

(Unaudited)

Note A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Satcon and its wholly owned subsidiaries (Satcon Power Systems Canada, Ltd. and Satcon Trading (Shenzhen) Co., Ltd.) and its discontinued operating subsidiaries (Satcon Applied Technology, Satcon Electronics, Inc. and Satcon Power Systems, Inc.) (collectively, the “Company”) as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note B. Realization of Assets and Liquidity

The Company has developed a business plan that envisions a continued increase in assets and revenue from the results experienced in the recent past.  The Company believes that its existing plan will generate sufficient cash which, along with its existing cash on hand and its credit facility, as modified on April 22, 2011, will enable it to fund operations through at least March 31, 2012.

The Company’s funding plans for our working capital needs and other commitments may be adversely impacted if it fails to realize its underlying assumed levels of revenues and expenses, or if the Company fails to remain in compliance with the covenants of its bank line and subordinated debt.  If either of those events were to occur, the Company may need to raise additional funds in order to sustain operations by selling equity or taking other actions to conserve its cash position, which could include selling of certain assets, delaying capital expenditures and incurring additional indebtedness, subject to the restrictions in the credit facility with Silicon Valley Bank. Such actions would likely require the consent of Silicon Valley Bank and/or the lender of our subordinated debt, and there can be no assurance that such consents would be given. Furthermore, there can be no assurance that the Company will be able to raise such funds if they are required.

Note C. Significant Accounting Policies and Basis of Consolidation

There have been no material changes from the Significant Accounting Policies and Basis of Presentationpreviously disclosed in Part II, Item 8, contained within “Notes to Consolidated Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010.

Basis of Consolidation

The consolidated financial statements include the accounts of Satcon and its wholly owned subsidiaries (Satcon Power Systems Canada, Ltd. and Satcon Trading (Shenzhen) Co., Ltd.) and its discontinued operating subsidiaries (Satcon Applied Technology, Inc., Satcon Electronics, Inc. and Satcon Power Systems, Inc.). All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly-liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At March 31, 2011 and December 31, 2010, the Company had no restricted cash.

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

Foreign Currency Translation

As of April 1, 2010, the Company determined that the functional currency of its foreign subsidiary was the US dollar.  As the functional currency changed from the foreign currency to the reporting currency, the translation adjustments as of April 1, 2010 remains as a component of accumulated other comprehensive income (loss).  Prior to this determination, the functional currency was the local currency, assets and liabilities were translated at the rates in effect at the balance sheet dates, while stockholders’ equity (deficit) including the long-term portion of intercompany advances was translated at historical rates. Statements of operations and cash flow amounts were translated at the average rate for the period. Translation adjustments were included as a component of accumulated other comprehensive income (loss). The Company records the impact from foreign currency transactions as a component of other income (expense).  Foreign currency gains and losses were a charge of $28,000 and a charge of $0.1 million for the three months ended March 31, 2011 and March 31, 2010, respectively.  All foreign currency transaction gains and losses were recorded as a component of other income (loss), net.

Foreign Currency Hedges

The Company uses foreign currency contracts to manage its exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables. The Company primarily hedges foreign currency exposure to the Euro. The Company does not engage in trading, market making or speculative activities in the derivatives markets. The foreign currency contracts utilized by the Company do not qualify for hedge accounting treatment, and as a result, any fluctuations in the value of these foreign currency contracts are recognized in other loss (income) in our consolidated statements of operations as incurred. The fluctuations in the value of these foreign currency contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of March 31, 2011, the Company had foreign currency contracts with a net notional value equivalent to $2.2 million, maturing on April 18, 2011.  On April 18, 2011, the Company entered into a foreign currency hedge with a bank with a notional amount of approximately $1.6 million, and a term of 90 days.

The following table shows the fair value of our foreign currency hedge at March 31, 2011 and December 31, 2010:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2011	December 31, 2010

Liability Derivatives:

Foreign currency hedge	Other current liabilities	$130,410	$—

The following table shows the changes in the fair value of our foreign currency contract recorded in net loss during the three month period ended March 31, 2011:

(Loss) Gain
Three Months Ended March 31, 2011

Foreign currency hedges (a)	$(130,410)

(a)          The Company recorded transaction losses associated with the re-measurement of its foreign denominated assets of $27,775  in the three months ended March 31, 2011. Transaction losses were included in Other loss (income) in the consolidated statements of operations. The net impact of transaction (losses) gains associated with the re-measurement of the foreign denominated assets and the losses incurred on the foreign currency hedges was a net loss of $158,185.

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

As of December 31, 2010, the Company had federal and state net operating loss (“NOL”) carry forwards and federal and state R&D credit carry forwards, which may be available to offset future federal and state income tax liabilities which expire at various dates through 2031. Utilization of the NOL and R&D credit carry forwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 or 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a rolling three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition.

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

The Company recognized the full impact of its share-based compensation plans in the consolidated financial statements for the three months ended March 31, 2011 and 2010 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material.  The following table presents stock-based compensation expense, including amounts related to employees’ participation in the Employee Stock Purchase Plan (“ESPP”) of approximately $134,000 (See Note R, Employee Benefit Plan), included in the Company’s consolidated statement of operations:

	Three Months Ended
	March 31, 2011	March 31, 2010
Cost of product revenue	$145,727	$50,613
Research and development	271,492	94,183
Selling, general and administrative expenses	919,856	575,921
Share-based compensation expense from continuing operations before tax	1,337,075	720,717
Share-based compensation expense from discontinued operations	—	(18,357)
Total share-based compensation expense before tax	1,337,075	702,360
Income tax benefit	—	—
Net share-based compensation expense	$1,337,075	$702,360

Compensation expense associated with the granting of stock options to employees is being recognized on a straight-line basis over the service period of the option.  In instances where the actual compensation expense would be greater than that calculated using the straight-line method, the actual compensation expense is recorded in that period.

The weighted average grant date fair value of options granted during the three months ended March 31, 2011 and 2010 were $4.40 and $2.36, respectively, per option. The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

Three Months Ended
Assumptions:	March 31, 2011	March 31, 2010
Expected life	5.6 years (1)	6.25 years (1)
Expected volatility ranging from	73.63% – 75.08% (2)	73.41% - 74.21%(2)
Dividends	none	none
Risk-free interest rate	2.15% (3)	2.5%(3)
Forfeiture Rate (4)	0% - 6.25%	0% - 6.25%

(1)          The option life for the three months ended March 31, 2011 and 2010 was determined using actual option experience.

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

At March 31, 2011 approximately $11.2 million in unrecognized compensation expense remains to be recognized over a weighted average period of 2.0 years.  The table below summarizes the recognition of the deferred compensation expense associated with employee stock options over the next four years as follows:

Calendar Years Ending December 31,	Non Cash Stock-Based Compensation Expense
2011	$3,715,338
2012	3,598,877
2013	2,559,682
2014	1,342,929
2015	31,390
Total	$11,248,216

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

Significant customers are defined as those customers that account for 10% or more of total net revenue in a fiscal year or 10% or more of accounts receivable at the end of a fiscal period.  The table below details out customers that were considered significant, greater than 10%, as it pertains to both revenues for the three months ended March 31, 2011 and 2010 and accounts receivable as of March 31, 2011 and December 31, 2010.

Period	Revenue At March 31, 2011 and March 31, 2010	Accounts Receivable At March 31, 2011 and December 31, 2010
2011	GCL Solar Limited (approximately 15.1%) The Ciro Group (approximately 14.3%) RMT, Inc. (approximately 12.2%) SunPower Corporation (Approximately 10.0%)	The Ciro Group (approximately 20.4%) GCL Solar Limited (approximately 13.3%) CE Solar (approximately 10.9%) SunPower Corporation (approximately 12.3%)

2010	CE Solar (approximately 15.6%) GCL Solar Limited (approximately 11.6%)	CE Solar (approximately 12.8%) GCL Solar Limited (approximately 11.4%) ** Enel Green Power (approximately 10.6%) **

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable, foreign currency hedge, subordinated note payable and the line of credit. The estimated fair values have been determined through information obtained from market sources and management estimates.  The Company’s warrant liability and foreign currency hedge is recorded at fair value.  See “Fair Value Measurements” below.  The carrying value of the subordinated notes payable, as of March 31, 2011, is not materially different from the fair value of the notes.  The estimated fair values of the remaining financial instruments approximate their carrying values at March 31, 2011 and December 31, 2010.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2011 are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$—	$—	$—	$—

Total Assets	$—	$—	$—	$—

Liabilities
Foreign currency hedge (2)	$130,410	$—	$130,410	$—
Warrant liabilities (1)	$2,544,274	$—	$2,544,274	$—

Total Liabilities	$2,674,684	$—	$2,674,684	$—

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2010 are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$—	$—	$—	$—

Total Assets	$—	$—	$—	$—

Liabilities
Warrant liabilities (1)	$5,454,109	$—	$5,454,109	$—

Total Liabilities	$5,454,109	$—	$5,454,109	$—

(1)          The Company’s Level 2 financial liabilities consist of long term investor warrant liabilities comprised of the Warrant As, Warrant Cs, the warrants issued to the investors in connection with the 2007 preferred stock financing (the “2007 Financing Warrants”) and the placement agent warrants.  The fair value of the Warrant As and Warrant Cs is being estimated using a binomial lattice model and the fair value of the placement agent warrants and the 2007 Financing Warrants is being estimated using the Black-Scholes option pricing model. (see Note K. Warrant Liabilities-Valuation — Methodology and Significant Assumptions; Note L - Redeemable Convertible Series B and Series C Preferred Stock; and “Warrant Liabilities” below).

(2)          The Company’s Level 2 financial liabilities consist of a foreign currency hedge.  The valuation of this instrument is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the hedge. This analysis reflects the contractual terms of the hedge, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

Warrant Liabilities

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

The Company determined the fair value of the investor warrants (the Warrant As and Warrant Cs) and placement agent warrants using valuation models it considers to be appropriate. The Company’s stock price has the most significant influence on the fair value of its warrants. An increase in the Company’s common stock price would cause the fair values of the warrants to increase, because the exercise price of the warrants is fixed at $1.815 per share, and result in a charge to our statement of operations. A decrease in the Company’s stock price would likewise cause the fair value of the warrants to decrease and result in a credit to our statement of operations. See Note K. for valuation discussion.

Redeemable Convertible Series B Preferred Stock

The Company initially accounted for its issuance of Series B Preferred Stock and associated warrants by allocating the proceeds received net of transaction costs based on the relative fair value of the Series B Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities.  The Company determined the initial value of the Series B Preferred Stock and investor warrants using valuation models it considers to be appropriate.  The Series B Preferred Stock was classified within the liability section of the Company’s balance sheet.

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

Note D.  Discontinued Operations

On January 10, 2010, the Company sold its Applied Technology business unit for approximately $0.7 million in cash, net of closing costs.  Prior to the sale, the Applied Technology business unit was reported by the Company as its own operating segment.  Operations associated with the Applied Technology business unit have been classified as discontinued operations in the accompanying consolidated statements of operations, and cash flows associated with this segment are included in cash flows from discontinued operations in the consolidated statements of cash flows.  The Company evaluated the assets of the Applied Technology business unit and as of December 31, 2009 classified them as held for sale.  The Company recorded a gain on the sale of the Applied Technology business unit of approximately $0.5 million in its results of operations for the three months ended March 31, 2010.

Net sales from discontinued operations were $0.1 million for the three months ended March 31, 2010. Net income from discontinued operations was income of approximately $31,000 for the three months ended March 31, 2010.

The Company has not allocated interest to discontinued operations.  The Company has also eliminated all intercompany activity associated with discontinued operations.

Note E. Loss per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended
	March 31, 2011	March 31, 2010
Loss from continuing operations	$(2,138,627)	$(6,104,487)
Gain on sale of discontinued operations	—	500,217
Income from discontinued operations	—	31,390
Accretion and dividends and deemed dividends on Series C Preferred Stock	—	(1,624,251)
Net loss attributable to common shareholders	$(2,138,627)	$(7,197,131)
Basic and diluted:
Common shares outstanding, beginning of period	117,911,278	70,567,781
Weighted average common shares issued during the period	815,044	353,576
Weighted average shares outstanding—basic and diluted	118,726,322	70,921,357

Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.02)	$(0.11)
From gain on discontinued operations	—	—
From gain on sale of discontinued operations	—	0.01
Net loss per weighted average share, basic and diluted	$(0.02)	$(0.10)

As of March 31, 2011 and 2010, shares of common stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive.  In addition, for the three month period ended March 31, 2010, shares of common stock issuable upon the conversion of Series B Preferred Stock and Series C Preferred Stock and related dividends were excluded from the diluted weighted average common shares outstanding as their effect would also have been antidilutive.   Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, except when the effect would be antidilutive.

The table below summarizes the actual number of options and warrants and convertible preferred stock that were excluded from the calculation above due to their effect being antidilutive:

	March 31, 2011	March 31, 2010
Common Stock issuable upon the exercise of:
Options	13,712,720	12,999,683
Warrants	15,551,443	24,683,740
Total Options and Warrants excluded	29,264,163	37,683,423

Common Stock issuable upon the conversion of redeemable convertible Series B Preferred Stock	—	251,678
Common Stock issuable upon the conversion of redeemable convertible Series C Preferred Stock	—	26,834,826

The table below details out shares of common stock underlying securities for which the securities would have been considered dilutive at March 31, 2011 and 2010, had the Company not been in a loss position:

	# of Underlying Common Shares
	March 31, 2011	March 31, 2010
Employee stock options	11,976,220	11,078,183
Warrants to purchase common stock	15,551,443	24,683,740
Series B Convertible Preferred Stock	—	251,678
Series C Convertible Preferred Stock	—	26,834,826
Total	27,527,663	62,848,427

Note F. Inventory

Inventory components at the end of each period were as follows:

	March 31, 2011	December 31, 2010
Raw material	$35,335,588	$16,930,407
Work-in-process	3,541,051	2,881,150
Finished goods	33,993,632	20,731,336
	$72,870,272	$40,542,893

Note G. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2011	December 31, 2010
Machinery and equipment	$4,646,867	$4,523,739
Assets under construction	1,598,794	785,152
Furniture and fixtures	970,998	991,493
Computer software	1,946,425	1,697,081
Leasehold improvements	4,819,371	4,226,452
	13,982,455	12,223,917
Less: accumulated depreciation and amortization	(5,341,079)	(4,939,632)
	$8,641,376	$7,284,285

Depreciation and amortization expense from continuing operations relating to property and equipment for the three months  ended March 31, 2011 and  2010 was approximately $0.5 million and approximately $0.4 million, respectively.

Note H. Legal Matters

From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business.  Except as described below, the Company is not aware of any current or pending litigation in which the Company is or may be a party that it believes could materially adversely affect the results of operations or financial condition.

In the normal course of the Company’s business, the Company is party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of its business.

In accordance with ASC 450-20, the Company accrues for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of ASC 450-20-25-2. In instances where the Company determines that a loss is probable and the Company can reasonably estimate a range of losses the Company may incur with respect to such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate of the possible loss. If the Company is able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company records an accrual in the amount that is the low end of such range. When a loss is reasonably possible but not probable the Company will not record an accrual but it will disclose its estimate of the possible range of loss where such estimate can be made in accordance with ASC 450-20-25-3. As of March 31, 2011, there were no accruals established related to the Company’s outstanding legal proceedings.

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

On February 17, 2011, FuelCell Energy, Inc. (“FuelCell Energy”) filed a Demand for Arbitration with the American Arbitration Association seeking recovery of damages related to allegedly defective transformers that the Company procured for them.  In its Demand for Arbitration, FuelCell Energy asserts that it is entitled to recovery of approximately $2.8 million from the Company.  The Company vigorously denies the allegation that the transformers were defective, and has filed a counterclaim seeking recovery of amounts due to it from FuelCell Energy for materials and engineering services that the Company supplied to them totaling approximately $1.4 million.  This matter has been submitted to binding arbitration for resolution and such arbitration is at the early stages and the Company has not determined a loss is probable.

Note I. Commitments and Contingencies

Operating Leases

The Company leases its facilities under various operating leases that expire through October 2016.

Future minimum annual rentals under lease agreements at March 31, 2011 are as follows:

Fiscal Year
2011	$1,792,306
2012	2,463,422
2013	1,841,180
2014	1,837,810
2015	1,680,105
thereafter	2,416,569
Total	$12,031,392

Letters of Credit:

The Company utilized a standby letter of credit to satisfy a security deposit requirement. Outstanding standby letters of credit as of March 31, 2011 and December 31, 2010 were $0.3 million and $0, respectively.  The Company is required to pledge cash as collateral on outstanding letters of credit.  At March 31, 2011 and 2010, no cash was pledged as collateral on outstanding letters of credit.

Employment Agreements

The Company’s employment arrangement with its current Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Executive Vice President of Sales and Marketing and Senior Vice President of Global Operations each provides that if their employment is terminated by the Company without cause or is constructively terminated, their salary and medical benefits will be continued for one year thereafter subject to his execution of a release agreement with the Company.

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

During 2011 and 2010, the Company entered into several amendments to the Loan Agreement.  At March 31, 2011 the terms of the Loan Agreement are as follows:

(i)                                    The Loan Agreement expires in October 2011,

(ii)                                 The credit line was increased from $15,000,000 to $30,000,000 until May 31, 2011,

(iii)                              Interest on outstanding formula-based borrowings accrues at a rate per annum equal to the Prime Rate plus one half percent (.50%) per annum,

(iv)                             the Company’s tangible net worth covenant, as defined, was eliminated

(v)                                the Company’s liquidity covenant, as defined, was set at approximately $5.0 million until March 31, 2011 and thereafter at approximately $6.5 million and

(vi)                             a covenant relating to adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), was added.

(vii)                          The Company’s obligation under the Loan Agreement continues to be secured by substantially all of the assets of the Company.

At March 31, 2011 and December 31, 2010, the Company had $30.0 million and $15.0 million, respectively, outstanding under the Loan Agreement.  The rate used was the Bank’s prime rate of 4.0% plus 0.50% (or 4.5% at March 31, 2011 and December 31, 2010).  At March 31, 2011 and December 31, 2010, the Company was in compliance with the liquidity and Adjusted EBITDA covenant requirements.  As of March 31, 2011 the Company had $0 available under the line of credit.

On April 22, 2011, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with the Bank, as administrative agent, issuing lender and swingline lender, and such other lenders as set forth from time to time in the Credit Agreement (together, the “Lender”).  The Credit Agreement amends and restates the Company’s existing loan agreement with the Bank, and provides for a senior secured revolving credit facility of up to $35 million.  In addition, the Company may make a one-time request for an additional $15 million to increase the credit facility to an aggregate of $50 million, subject to the approval of the lending group.

Total outstanding debt under the Credit Agreement may not exceed (a) the sum of (1) 80% of the book value of eligible accounts (other than those accounts payable in Euros or Canadian dollars), plus (2) 70% of the book value of eligible accounts payable in Euros or Canadian dollars, plus (3) 80% of the eligible foreign accounts, plus (4) 70% of the eligible Chinese accounts, plus (5) the lesser of (i) 60% of the cost of eligible inventory or (ii) the net orderly liquidation value of eligible inventory, as adjusted pursuant to the Credit Agreement, less (b) the amount of any reserves established by the Bank.

The Credit Agreement contains restrictions regarding the incurrence of additional indebtedness by the Company or its subsidiaries, the ability to enter into various fundamental changes (such as mergers and acquisitions), the ability to make certain payments or investments, and other limitations customary in senior secured credit facilities.  In addition, the Company must comply with certain financial conditions if its liquidity (defined as cash on deposit with the Bank plus availability under the Credit Agreement) is less than $15 million.

Borrowings under the Credit Agreement are permitted to be used for refinancing the amounts outstanding under the existing loan agreement with the Bank, to repay certain fees and expenses, and for ongoing working capital and general corporate purposes.  Interest on outstanding indebtedness under the Credit Agreement will accrue at an annual rate equal to (a) the higher of (i) the prime rate and (ii) the federal funds effective rate plus one-half of one percent (0.5%) plus (b) the applicable margin.  The initial applicable margin is 0.75%, and is subject to adjustment based on the Company’s liquidity in each fiscal quarter such that, if the Company’s liquidity is above $35 million, then the applicable margin is reduced to 0.25%.

The obligations of the Company and its subsidiaries under the Credit Agreement are secured under various collateral documents by first priority liens on substantially all of the assets of the Company and certain of its subsidiaries.

The Credit Agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform obligations under the Credit Agreement and related documents, defaults on other indebtedness in excess of $200,000, the occurrence of a change of control of the Company, and certain other events.  Upon an event of default, the Lender may accelerate maturity of the loans and enforce remedies under the Credit Agreement and related documents.

The Credit Agreement, if not sooner terminated in accordance with its terms, expires on April 23, 2014.

Notes Payable

On June 16, 2010, the Company entered into a Venture Loan and Security Agreement with Compass Horizon Funding Company LLC (the “Lender”) pursuant to which the Lender has loaned the Company $12,000,000 (the “Subordinated Loan”).  After the Lender’s closing fees and expenses, the net proceeds to the Company were $11,826,500.  Interest on the Subordinated Loan will accrue at a rate per annum equal to 12.58%.  The Subordinated Loan is currently subordinated to up to $30,000,000 of senior indebtedness, provided that from and after August 31, 2010, the senior indebtedness cannot exceed an amount equal to 80% of the Company’s accounts receivable plus 40% of its inventory.  The Subordinated Loan is to be repaid over 42 months following the closing.  From June 15, 2010 through April 30, 2011, the Company is only required to pay interest on the Subordinated Loan and thereafter the Subordinated Loan will be repaid in 33 substantially equal monthly installments of interest and principal.  The

Subordinated Loan may be prepaid by the Company by paying all accrued interest through the date of payment, the then outstanding principal balance and a prepayment premium equal to a declining percentage of the principal amount outstanding at the time of prepayment (initially 4% during the first twelve months of the subordinated Loan, decreasing to 3% for the succeeding twelve months and 2% thereafter).  In connection with the Subordinated Loan, the Company has issued to the Lender five-year warrants to acquire up to an aggregate of 591,716 shares of the Company’s common stock at an exercise price of $2.43 per share (which was the 20-day trailing volume weighted average price of the Company’s common stock).  The relative fair value of the warrants was $0.9 million and will be recorded as interest expense over the term of the loan.   The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	June 16, 2010
Expected life	5 years
Expected volatility	74.9%
Dividends	none
Risk-free interest rate	2.0%

The Subordinated Loan is to be repaid over 42 months as follows:

Fiscal Year	Principal Repayment
2011	$2,541,720
2012	4,233,191
2013	4,797,531
2014	427,558
Total	$12,000,000

Note J. Product Warranties

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

Accrued warranty is included in other accrued expenses on the Company’s Consolidated Balance Sheets.  The following is a summary of the Company’s accrued warranty activity for the following periods:

	Three Months Ended
	March 31, 2011	March 31, 2010
Balance at beginning of period	$4,000,081	$1,869,579
Provision	810,023	529,619
Usage	(434,206)	(177,313)
Balance at end of period	$4,375,898	$2,221,885

Note K. Warrant Liabilities

Warrants Issued in Connection with the July 2006 Financing

In connection with the July 19, 2006 private placement of $12.0 million aggregate principal amount of senior secured convertible notes (which notes were subsequently retired by cash redemption in November 2007), the Company issued the following Warrant As, Warrant Bs, Warrant Cs and Placement Agent Warrants:

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

For so long as any Warrant As remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less than $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A.  As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note L below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right.  During fiscal 2007, the Company paid approximately $1.4 million to redeem Warrant As representing 1,242,426 shares of common stock.  During 2008, the Company paid approximately $0.4 million to redeem Warrant As representing 303,031 shares of common stock.  (See table below for assumptions used in valuing the warrants redeemed).  During the three month period ended March 31, 2011, warrants to purchase 580,303 shares of common stock were exercised.  As of March 31, 2011 and December 31, 2010, Warrant As to purchase 556,061 and 1,136,364 shares of common stock were outstanding, respectively.

If the closing bid price per share of common stock for any 20 consecutive trading days exceeded 200% of the exercise price, then, if certain conditions were satisfied, including certain equity conditions, the Company had the right to require the holders of the Warrant As to exercise up to 50% of the unexercised portions of such warrants (as discussed below, this right was exercised in 2010 and 2011). If the closing bid price per share of common stock for any 20 consecutive trading days exceeds 300% of the exercise price, then, if certain equity conditions are satisfied, the Company may require the holders of the Warrant As to exercise all or any part of the unexercised portions of such warrants.

Warrant Bs

The Warrant Bs entitled the holders thereof to purchase up to an aggregate of 3,636,368 shares of the Company’s common stock at a price of $1.68 per share for a period of 90 trading days beginning six months from the date of such warrants.  As a result of an amendment, the expiration date of the Warrant Bs was extended to August 31, 2007.

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

For so long as any Warrant Cs remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant Cs for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant C. As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note L below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right.  During 2007, the Company paid approximately $0.7 million to redeem Warrant Cs representing 621,215 shares of common stock.  During 2008, the Company paid approximately $0.2 million to redeem Warrant Cs representing 151,516 shares of common stock. (See table below for assumptions used in valuing the warrants redeemed).  During the three month period ended March 31, 2011, warrants to purchase 265,152 shares of common stock were exercised. As of March 31, 2011 and December 31, 2010, Warrant Cs to purchase 348,485 and 613,637 shares of common stock were outstanding, respectively.

If the volume weighted average price per share of the Company’s common stock for any 20 consecutive trading days exceeded 200% of the exercise price, then, if certain conditions were satisfied, the Company had the right to require the holders of the Warrant Cs to exercise up to 50% of the unexercised portions of such warrants. If the volume weighted average price per share of the Company’s common stock for any 20 consecutive trading days exceeds 300% of the exercise price, then, if certain equity conditions are satisfied, the Company may require the holders of the Warrant Cs to exercise all or any part of the unexercised portions of such warrants.

During 2010, the Company notified the holders of the outstanding Warrant As and Warrant Cs that the holders were required to exercise 50% of their un-exercised warrants.   As a result of this notification by the Company holders of Warrant As exercised warrants to purchase 469,699 shares of common stock and holders of Warrant Cs exercised warrants to purchase 234,849 shares of common stock.  During the three month period ended March 31, 2011, an additional 580,303 Warrant As and 265,152 Warrant Cs were exercised, as noted above, as a result of notification sent out to the remaining holders of the Warrant As and Warrant Cs.

The table below summarizes Black-Scholes option pricing model range of assumptions that were used in valuing the warrants redeemed for both the Warrant As and Warrant Cs.

Assumptions:	Warrant As	Warrant Cs
Expected life	5.68 years to 5.69 years	6.67 years to 6.68 years
Expected volatility ranging from	83.0%	85.0%
Dividends	none	none
Risk-free interest rate	3.75% - 3.84%	3.85% - 3.93%

Placement Agent Warrants

First Albany Capital (“FAC”) acted as placement agent in connection with the July 19, 2006 private placement. In addition to a cash transaction fee, FAC or its designees were entitled to receive five-year warrants to purchase 218,182 shares of the Company’s common stock at an exercise price of $1.87 per share. As of March 31, 2011 and December 31, 2010, Placement Agent warrants to purchase 218,182 shares of common stock were outstanding, respectively.

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

Upon issuance, the Company allocated $2.7 million of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $4.9 million and a charge to other expense of $2.2 million.  As of March 31, 2011 and December 31, 2010, the remaining outstanding Warrants have been marked to fair value resulting in a derivative liability of $2.5 million and $5.5 million, respectively.

The credit to change in fair value of warrant liabilities, for the three months ended March 31, 2011 and 2010 was $0.1 million and $1.1 million, respectively, related to Warrant As, Bs and Cs and placement agent warrants.

A summary of the changes in the fair value of the warrant liabilities:

Balance at December 31, 2009	$4,976,774
Warrants exercised	(175,328)
Fair value adjustment (1)	(1,088,978)
Balance at March 31, 2010	$3,712,468

Balance at December 31, 2010	$5,454,109
Fair value adjustment (1)	(123,561)
Warrants exercised	(2,786,274)
Balance at March, 2011	$2,544,274

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

In estimating the fair value of the Warrants the following methods and significant input assumptions were applied:

Methods

•                  An intrinsic value was utilized to estimate the fair value of Warrant As and Warrant Cs upon their respective exercise dates during 2010 and 2011.  According to options theory, the value of an option equals the sum of its intrinsic value and time value and as it approaches exercise/expiration date, time value approaches zero. On the date of the exercise/expiration, time value of a warrant becomes zero and the value of the option equals its intrinsic value. Intrinsic value, for in-the-money options, represents the difference between the strike price and the price of the underlying asset as of expiration/exercise date. Gain/(loss) as of exercise date is determined based on the difference between the option’s intrinsic value and its fair value as of last measurement/reporting date, with any decrease (increase) in value representing a gain (loss).

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

Warrant As

Input	Dec. 31, 2009	Mar. 31, 2010	Dec. 31, 2010	Mar. 31, 2011
Quoted Stock Price	$2.82	$2.42	$4.50	$3.86
Exercise Price	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	3.6	3.3	2.6	2.3
Stock Volatility	75%	75%	70%	80%
Risk-Free Rate	2.00%	1.74%	0.84%	0.95%
Dividend Rate	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A

Warrant Cs

Input	Dec. 31, 2009	Mar. 31, 2010	Dec. 31, 2010	Mar. 31, 2011
Quoted Stock Price	$2.82	$2.42	$4.50	$3.86
Exercise Price	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	4.5	4.3	3.6	3.3
Stock Volatility	75%	75%	70%	85%
Risk-Free Rate	2.44%	2.22%	1.29%	1.43%
Dividend Rate	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A

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

Input	Dec. 31, 2009	Mar. 31, 2010	Dec. 31, 2010	Mar. 31, 2011
Quoted Stock Price	$2.82	$2.42	$4.50	$3.86
Exercise Price	$1.87	$1.87	$1.87	$1.87
Time to Maturity (in years)	1.55	1.30	0.55	0.30
Stock Volatility	75%	75%	60%	90%
Risk-Free Rate	0.84%	0.59%	0.20%	0.11%
Dividend Rate	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A

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

•                  The quoted market price of the Company’s stock was utilized in the valuations because the authoritative guidence requires the use of quoted market prices without consideration of blockage discounts. The quoted market price may not reflect the market value of a large block of stock; and

•                  The quoted market price of the Company’s stock as of measurement dates and expected future stock prices were assumed to reflect the effect of dilution upon conversion of the instruments to shares of common stock.

Note L. Redeemable Convertible Series B and Series C Preferred Stock

On October 31, 2003, the Company completed a $7.7 million equity transaction involving the issuance of 1,535 shares of its Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and warrants to purchase up to 1,228,000 shares of the Company’s common stock, to accredited investors (the “October 2003 Financing Transaction”).  In connection with the October 2003 Financing Transaction, the Company issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock was convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50.  As of March 31, 2010, the conversion price for the Series B Preferred Stock was $1.49 (as a result of adjustments to the conversion price following issuance in accordance with the terms of the Series B Preferred Stock).  During 2010, the remaining 75 shares of Series B Preferred Stock were converted by their holders resulting in the Company issuing 251,678 shares of common stock.  As of March 31, 2011 and 2010, 0 and 75 shares of Series B Preferred Stock were outstanding, respectively.  As of March 31, 2010, the liquidation preference of the remaining 75 shares of Series B Preferred Stock was $375,000, and these were convertible into 251,678 shares of common stock.

Dividends on Series B Preferred Stock

The shares of Series B Preferred Stock initially bore a cumulative dividend at a rate of 6% per annum; pursuant to its terms, this was increased to a rate of rate of 8% per annum on October 1, 2005. Dividends on the Series B Preferred Stock were payable semi-annually and, except in certain limited circumstances, were entitled to be paid by the Company, at its option, either through the issuance of shares of common stock or in cash.  The Company elected to pay the dividend in shares of common stock, and issued a number of shares of common stock equal to the quotient of the dividend payment divided by the greater of 80% of the average closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the date the dividend is required to be paid, and the conversion price, which was initially $2.50, but which had subsequently been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 (as of March 31, 2010).

Liquidation Preference on Series B Preferred Stock

In the event of a liquidation of the Company, the holders of shares of the Series B Preferred Stock would have been entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of the common stock. The amount of this preferential liquidation payment would have been $5,000 per share of Series B Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares.  This entitlement to a liquidation preference was eliminated upon the holders’ conversion of the Series B Preferred Stock into shares common stock in October 2010.

Accounting for the Series B Preferred Stock

The Company accounted for the transaction by allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series B Preferred Stock and the related warrants issued to the investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities as follows:

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

The private placement occurred in two closings.  The first closing occurred on November 8, 2007.  At the first closing, the Company issued 10,000 shares of Series C Preferred Stock at $1,000 per share for an aggregate gross purchase price of $10.0 million.  The Company also issued warrants to purchase an aggregate of 15,262,072 shares of common stock (the “Tranche I Warrants”).  These warrants are exercisable for a seven-year term and had an initial exercise price of $1.44 per share and were not exercisable until May 8, 2008.  As a result of stockholder approval of the second closing and related matters on December 20, 2007, as described below, the exercise price of these warrants was reduced to $1.25 per share.  The Company considered this a cancellation and reissuance of new warrants and accounted for the change in the fair value of the warrants in the allocation of net proceeds associated with the second closing and treated it as a deemed dividend to the Series C Preferred Stock holders. See “Accounting for the Series C Preferred Stock” below.  During the year ended December 31, 2010, Tranche I Warrants to purchase 7,631,036 shares of common stock were exercised via a cashless exercise, resulting in the issuance of 5,038,970 shares of common stock.  As of March 31, 2011 and 2010, Tranche I Warrants to purchase 7,631,036 and 15,262,072 shares of common stock were outstanding, respectively.

At the second closing, which occurred on December 20, 2007, following stockholder approval, the Company issued 15,000 shares of Series C Preferred Stock for an aggregate gross purchase price of $15.0 million, of which $10.0 million was paid through the cancellation of the promissory notes previously issued to the Investors on November 7, 2007.  At this closing, the Company also issued warrants (the “Tranche II Warrants”) to purchase an aggregate of 4,449,467 shares of common stock at an exercise price of $1.25 per share.  These warrants are exercisable for a seven-year term and are exercisable immediately.  During the year ended December 31, 2010, Tranche II Warrants to purchase 253,580 shares of common stock were exercised via a cashless exercise, resulting in the issuance of 167,445 shares of common stock.  As of March 31, 2011 and 2010, Tranche II Warrants to purchase 4,195,887 and 4,449,467 shares of common stock were outstanding, respectively.

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

During the three months ended March 31, 2011, as a result of warrant exercises, the Company issued warrants to purchase an aggregate of 422,727 shares of common stock to the Investors; these warrants expire on March 31, 2018.  The Company valued the warrants issued in March 2011 using a Black-Scholes option pricing model with the assumptions detailed below with fair value of approximately $1.3 million.

During the three months ended March 31, 2010, as a result of warrant exercises, the Company issued warrants to purchase an aggregate of 157,426 shares of common stock to the Investors; these warrants expire on March 31, 2017.  The Company valued the warrants issued in March 2010 using a Black-Scholes option pricing model with the assumptions detailed below with the value of approximately $0.3 million.  After valuing the March 2010 warrants the Company allocated the calculated value to the relative fair value of each tranche of preferred stock.  As a result, the Company recorded the allocated value of the warrant and the beneficial conversion feature of $180,000 in the aggregate to the second closing of the Series C Preferred Stock.  The Company recorded a deemed dividend on the Series C Preferred Stock of $360,000 related to the beneficial conversion feature.   See “Accounting for the Series C Preferred Stock” below.

Input	March 31, 2010	March 31, 2011
Quoted Stock Price	$2.42	$3.86
Exercise Price	$1.66	$1.66
Time to Maturity (in years)	7.00	7.00
Stock Volatility	80.8%	72.0%
Risk-Free Rate	2.4%	2.0%
Dividend Rate	0%	0%

As of March 31, 2011, if all of the remaining existing warrants are exercised, the Company would need to issue warrants to purchase an additional 561,364 shares of common stock to the Investors.

Dividends on Series C Preferred Stock

Until their conversion in October 2010, the shares of Series C Preferred Stock accrued a dividend at a rate of 5% per annum of the face value.  Dividends on the Series C Preferred Stock were accrued, whether or not declared, and were payable quarterly in cash or, at the Company’s option, added to the Stated Liquidation Preference Amount.

Liquidation Preference

In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of shares of the Series C Preferred Stock then outstanding would have been entitled to receive, out of the assets of the Company available for distribution to its stockholders before any payment was made to the holders of junior stock by reason of their ownership thereof, an amount per share equal to the greater of:

(i) the Series C Original Issue Price ($1,000 per share) plus any dividends accrued but unpaid thereon (the “Stated Liquidation Preference Amount”); or

(ii) such amount per share as would have been payable had all shares of Series C Preferred Stock been converted into common stock immediately prior to such Liquidation.  The entitlement to dividends and a liquidation preference were eliminated upon the holders’ conversion of the Series C Preferred Stock into common stock on October 27, 2010.

Accounting for the Series C Preferred Stock

Initially, based on the accounting guidance in effect at the time of the closing of the Series C Preferred Stock transaction, the Company accounted for the transaction by allocating the proceeds received net of transaction costs based on the relative fair value of the redeemable convertible Series C Preferred Stock and the warrants issued to the Investors, and then to any beneficial conversion rights contained in the convertible redeemable preferred securities as follows:

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

The components of the carrying value of the Series C Preferred Stock from December 31, 2009 to March 31, 2010, are as follows:

Total
Balance at December 31, 2009	$22,257,423
Accretion of original issue discount to redemption value	1,089,191
Dividend for the three months ending March 31, 2010 (1)	355,060
Additional discount from issuance of warrants and beneficial conversion feature	(180,000)
Balance at March 31, 2010 (2)	$23,521,674

(1)          The Company elected to add the dividend to the liquidation preference of the Series C Preferred Stock and it was recorded as a dividend to the holders of the Series C Preferred Stock.

(2)          The Series C Preferred Stock was converted in full during 2010.

The Company designated the warrants issued in connection with the Series C Preferred Stock as equity instruments.  As stated above, the holders of the Series C Preferred Stock converted their shares of Series C Preferred Stock into common stock on October 27, 2010.

Note M. Stock Option Plans

Stock Option Plans

Under the Company’s 2002 and 2005 Stock Option Plans (collectively, the “Plans”), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase shares of the Company’s common stock. At March 31, 2011, 5,373,610 shares are available for future grants under the Plans.

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

The following table summarizes the Company’s stock option activity (both under the Plans and outside of the Plans) since December 31, 2010:

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(years)	Value
Outstanding at December 31, 2010	13,426,968	$2.33	7.74	$29,712,186
Grants	453,500	$4.40
Exercises	(152,873)	$1.93
Cancellations	(14,875)	$2.70
Outstanding at March 31, 2011	13,712,720	$2.40	7.60	$21,491,780

Vested or expected to vest at March 31, 2011	13,274,825	$2.37	7.55	$21,119,241

Exercisable at March 31, 2011	6,937,252	$2.08	6.69	$12,965,663

Exercisable at December 31, 2010	6,000,134	$2.06	6.59	$15,147,062

Information relating to stock options outstanding (both under the Plans and outside of the Plans) as of March 31, 2011 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price
$0.62	to	$1.89	1,966,575	6.17	$1.36	1,408,827	$1.34
$1.90	to	$1.90	4,806,895	7.08	$1.90	3,302,827	$1.90
$1.91	to	$2.35	3,062,750	8.61	$2.30	1,081,346	$2.25
$2.40	to	$3.59	2,005,000	7.69	$2.70	964,252	$2.61
$3.64	to	$5.13	1,691,500	9.61	$4.33	0	$0
$5.26	to	$5.26	80,000	0.85	$5.26	80,000	$5.26
$9.25	to	$9.25	100,000	0.01	$9.25	100,000	$9.25
$0.62	to	$9.25	13,712,720	7.60	$2.40	6,937,252	$2.08

Options to purchase 152,873 shares were exercised during the three month period ended March 31, 2011, and these options had an intrinsic value of approximately $0.4 million on the date of exercise.  There were options to purchase 310,689 shares of common stock exercised during the three months ended March 31, 2010 and these options had an intrinsic value of approximately $0.8 million on the date of exercise.

During 2010, as an inducement to his joining the Company, the Company granted its new Chief Financial Officer options to acquire 1,000,000 shares of common stock at a price per share equal to $2.33, the closing price of the common stock on March 15, 2010, the date his employment commenced. The option vests over four years, with the first 25% vesting on March 15, 2011 and the balance vesting in equal quarterly installments over the following three years. Of these options, one option to purchase 500,000 shares was issued under the Company’s 2005 Plan and one option to purchase 500,000 shares was issued outside of the 2005 Plan. As of March 31, 2011 and December 31, 2010, these options were outstanding and are included in the table above.

Note N. Warrants

A summary of the status of the Company’s warrants as of the three months ended March 31, 2011 and March 31, 2010 and the changes for these periods are presented below.  The Company received proceeds of $1.5 million and $0.6 million related to the 2011 and 2010 exercises, respectively.

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Outstanding at beginning of period	15,974,171	$1.57	24,857,329	$1.48
Granted (1)	422,727	1.66	157,426	1.66
Exercised	(845,455)	1.82	(314,852)	1.82
Outstanding at end of period	15,551,443	$1.42	24,699,903	$1.37

(1)   The Company issued warrants to purchase 422,727 and 157,426 shares of common stock during 2011 and 2010, respectively, at $1.66 per share to the Investors as a result of warrant exercises during the three months ended March 31, 2011 and 2010. These warrants are immediately exercisable upon their issuance and have a 7 year life.

Note O. Segment Disclosures

Following the sale in 2008 of its Electronics and Power Systems US segments and the classification in 2009 of its Applied Technology segment as part of discontinued operations, and subsequent sale during the quarter ended March 31, 2010, the Company believes it operates in one business segment, Renewable Energy Solutions.

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
Revenue by geographic region based on location of customer (1):
United States	$45,035,125	$9,006,712
China	9,350,000	2,175,942
India	4,100,000	—
Czech Republic	—	3,085,432
Canada	1,898,995	115,243
Italy	717,608	—
France	557,166	—
Germany	—	—
Belgium	—	—
Greece	156,637	—
Rest of World	189,406	349,150
Total Revenue	$62,004,937	$14,732,479

(1)   Does not include revenue from discontinued operations for all periods presented.

	March 31, 2011	December 31, 2010
Long-lived assets by geographic region based on location of operations (2):
United States	$6,583,454	$5,421,764
Canada	2,012,543	1,862,521
China	263,123	—
Total long-lived assets	$8,859,120	$7,284,285

(2) Does not include assets from discontinued operations for all periods presented.

Note P. Restructuring Costs

During the quarter ended March 31, 2010, the Company completed the final steps of its reorganization efforts in accordance with a plan of reorganization approved by the Board of Directors.  As a result of the March 2010 restructuring the Company recorded approximately $0.8 million in payroll related costs.  As of March 31, 2011, all amounts have been paid to the terminated employees.  None of the terminated employees were required to provide any service to the Company subsequent to their receiving notification.

Note Q. Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, which amends ASC 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available.  ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Earlier application is permitted.  The Company is currently evaluating the impact of the pending adoption of the ASU on its consolidated financial statements.  The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note R. Employee Benefit Plan

During 2010, the Company implemented its employee stock purchase plan (“ESPP”) and reserved 2,000,000 shares of common stock for this purpose.  Under the ESPP, qualified employees may purchase shares of common stock by payroll deduction at a 15% discount from the market price.  During the three months ended March 31, 2011, 98,041 shares of common stock were issued under the ESPP.  As of March 31, 2011, 1,822,064 shares of common stock were available for distribution under the ESPP.  The Company recorded non-cash stock-based compensation expense of approximately $134,000 for the three month period ended March 31, 2011.

Note S. Shareholders Rights Agreement

On January 6, 2011, the Company entered into a stockholder rights agreement (the “Rights Agreement”).  The Rights Agreement provides for a dividend distribution of one preferred stock purchase right for each outstanding share of the Company’s common stock.  Each right entitles the registered holder to purchase from the Company one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock.  The Company’s board of directors adopted the Rights Agreement to protect the Company’s ability to use its net operating losses and certain other tax attributes (“NOLs”) for federal and state income tax purposes.  Under the Internal Revenue Code of 1986, as amended (the “Code”), the Company may utilize the NOLs in certain circumstances to offset current and future earnings and thus reduce its federal income tax liability, subject to certain requirements and restrictions.  If the Company experiences an “ownership change,” as defined in Section 382 of the Code, its ability to use the NOLs could be substantially limited or lost altogether.  In general terms, the Rights Agreement is intended to act as a deterrent to any person or group that acquires 4.99% or more of the Company’s common stock without approval of the Company’s board of directors by allowing other stockholders to acquire equity securities of the Company at half of their fair value.  The Rights Plan will continue in effect until January 6, 2014, unless it is terminated or redeemed earlier by the Company’s board of directors.

Note T. Subsequent Events

The Company has evaluated all events or transactions through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its consolidated financial statements or disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis in conjunction with our consolidated financial statements and notes in Item 1 of this report and with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

This report contains or incorporates by reference forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include statements concerning our expected financial results; the competitive nature of the markets in which we compete; the demand for our products; our ability to introduce new products and technologies; our ability to effectively manage growth; and our ability to obtain sufficient capital to expand our business. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by these forward-looking statements. These important factors include the factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1A of our Quarterly Reports, including this Quarterly Report, which identify certain risks and uncertainties that may have an impact on our future earnings and the direction of our Company.

These risks include, among others, the following: our history of operating losses; our ability to maintain compliance with Nasdaq Marketplace Rules for continued listing on Nasdaq; the demand for our products; the availability of third-party financing arrangements for our customers; our ability to maintain our technological expertise in design and manufacturing processes; our ability to protect our intellectual property; our ability to attract and retain highly qualified personnel; our success against our competitors; our dependence on third-party suppliers; our exposure to losses from fixed price engineering contracts; our ability to manage our growth; product liability claims; environmental laws and regulations; demand for alternative energy solutions; the risks associated with international operations; the credit risks associated with some of our customers; our ability to meet our debt obligations; and the availability of sufficient funds for our corporate needs.

Forward-looking statements contained in this Quarterly Report speak only as of the date of this report.  Subsequent events or circumstances occurring after such date may render these statements incomplete or out of date.  We undertake no obligation and expressly disclaim any duty to update such statements.

Overview

We are a leading clean energy technology provider of utility-grade power conversion solutions for the renewable energy market. We design and deliver advanced power conversion solutions that enable large-scale producers of renewable energy to convert clean energy into grid-connected, efficient and reliable electrical power.

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

The re-pricing of the exercise price of the warrants issued in the first closing of the Series C Preferred Stock financing from $1.44 to $1.25, as described in Note L to our Notes to the Consolidated Financial Statements, was treated as a cancellation of the original warrants issued on November 8, 2007 and a re-issuance or new warrants on December 21, 2007.  The difference in fair value of the warrant was included in the allocation of net proceeds associated with the second closing of the Series C Preferred Stock on December 21, 2007.  We treated this as a deemed dividend on the Series C Preferred Stock.    Prior to the conversion of the Series C Preferred Stock in October 2010, we were using the effective interest method to accrete the carrying value of the Series C Preferred stock through November 8, 2011 (the earliest possible redemption date), at which time the value of the Series C Preferred Stock would have been $30.0 million, 120% of its face value.

Recent Accounting Pronouncements

See Note Q of our Notes to Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2011 (“2011”) Compared to Three Months Ended March 31, 2010 (“2010”)

Revenue. Total revenue for the 2011 increased approximately $47.3 million, or 321%, from $14.7 million in the 2010 to $62.0 million in the 2011.

	Three Months Ended
	March 31,	March 31,
(Amounts in Millions)	2011	2010	Change $	% Change
Product Revenue
Renewable Energy Solutions	$62.0	$14.6	$47.4	323.8%
Other Legacy	—	0.1	(0.1)	(100)%
Total Revenue	$62.0	$14.7	$47.3	320.9%

Renewable Energy Solutions revenue increased by approximately $47.4 million, or 323.9%, from approximately $14.6 million in the 2010 to approximately $62.0 million in the 2011 due to the continued adoption of our photovoltaic power conversion solutions and our continued growth in North America.

Gross Margin. Gross margin increased from 13.8% in 2010 to 24.0% in 2011.  The increase in gross margin over the period of a year ago continues to be due to our material cost reduction programs, the results of our restructuring efforts in 2010, the successful transfer of a significant portion of our manufacturing to our contract manufacturer and, to a lesser extent, increases in our labor efficiency.

Research and development expenses.  We expended approximately $6.1 million on research and development in 2011 compared with $2.7 million spent in 2010.  The increase in spending during 2011 was driven by a planned increase in costs associated with certification of our new products and continued new product development, including increases in our technical staffing.  These additional resources are developing the new products, features and customer solutions which we believe will allow us to take advantage of both short-term and long-term market opportunities.  This investment in research and development is critical to both our current and future success and we anticipate this level of investment to continue.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by approximately $4.6 million, or 83.2%, from $5.6 million in 2010 to $10.2 million in 2011.  Approximately $0.4 million of the increase is directly attributable to compensation costs related to the issuance of stock options to our employees and directors.  Approximately $0.7 million of the increase was associated with increased corporate costs and approximately $3.6 million of the increase was due to the higher sales and marketing costs directly related to international business development, increased commission expense and sales expansion in Europe and Asia, company re-branding and our continued marketing efforts.

Restructuring costs.  In 2010, we eliminated certain positions within our operations and sales organizations in accordance with a plan of reorganization approved by the Board of Directors.  As a result of the 2010 restructuring we recorded approximately $0.8 million in payroll and related costs for 2010.  As of March 31, 2011 all amounts have been paid to the terminated employees.  None of the terminated employees were required to provide any services subsequent to their receiving notification.

Change in fair value of warrant liabilities.  The change in fair value of the warrants for 2011 was a credit of approximately $0.1 million. This credit related to the change in valuation of our Warrant As, Warrant Cs and placement agent warrants in 2011.  The change in fair value of the warrants for 2010 was a credit of approximately $1.1 million. This credit related to the change in valuation of our Warrant As and Warrant Cs in 2010.

Other income (expense).  Other expense was approximately $0.2 million for 2011 compared to other expense of approximately $68,000 for 2010.  Other expense for 2011 consists primarily of $28,000 of foreign currency translation losses, $196,000 in tax payments, fees relating to consulting services for the valuation of our warrant liability as well as other expenses not related to ongoing operations offset by other income not related to operations.  Other expense for 2010 consists primarily of $93,000 of foreign currency translation losses and other fees relating to consulting services for the valuation of our warrant liability as well as other expenses not related to ongoing operations offset by other income not related to operations.

Interest expense.  Interest expense increased in 2011 to $0.6 million as compared to $63,000 for 2010.  Interest expense for 2011 includes approximately $0.5 million related to our subordinated debt and $0.1 million related to our line of credit.  Interest expense for 2010 includes approximately $7,500 of non-cash dividends on our Series B Preferred Stock, which we have paid in shares of our common stock, and $56,000 in interest related to our line of credit during the period.

Income from discontinued operations.  Income from discontinued operations was approximately $31,000 for the three months ended March 31, 2010.  The income from discontinued operations is a result of the sale of our Applied Technology division.  See Note D. “Discontinued Operations” for more information related to the sale of this division.

Gain on sale of discontinued operations.  As a result of the sale of our Applied Technology division, we recorded income of approximately $500,000 for the period ended March 31, 2010.  See Note D. “Discontinued Operations” for more information related to the sale of this division and the composition of the gain calculated.

Deferred Revenue.  Deferred revenue was approximately $25.5 million at March 31, 2011 as compared to $19.7 million at December 31, 2010, an increase of approximately $5.8 million.  We record deferred revenue (i) when a customer is invoiced or pays in advance or (ii) when provisions for revenue recognition on items shipped have not been achieved or the items have not yet been received by the customer due to shipping terms such as FOB destination.  When an item is deferred for revenue recognition purposes, the deferred revenue is recorded as a liability and the deferred costs are recorded as a component of inventory in our consolidated balance sheets.  Deferred revenue also consists of cash received for extended product warranties.  Currently deferred revenue is composed of approximately $10.0 million related to pre-payments on orders currently being manufactured and $15.5 million on deferred revenue related to extended warranties sold to customers that purchased our products.

Liquidity and Capital Resources

As of March 31, 2011, we had approximately $33.6 million of cash.

Based upon our current working capital position, current operating plans and expected business conditions, we believe that our current cash and our asset based financing options will be adequate to fund our operations through December 31, 2011.  Beyond 2011, we expect to fund our working capital needs and other commitments primarily through our operating cash flow, which we expect to improve as our product costs continue to decrease and as our unit volumes continue to grow. We also expect to use our credit facility to fund a portion of our capital needs and other commitments.  Subsequent to year end we repaid all amounts outstanding on the line of credit.  We have availability under our line of credit of $15.4 million as of April 20, 2011.

Our funding plans for our working capital needs and other commitments may be adversely impacted if we fail to realize our underlying assumed levels of revenues and expenses, or if we fail to remain in compliance with the covenants of our bank line and subordinated debt.  If either of those events were to occur, we may need to raise additional funds in order to sustain operations by selling equity or taking other actions to conserve our cash position, which could include selling of certain assets, delaying capital expenditures and incurring additional indebtedness, subject to the restrictions in the credit facility with Silicon Valley Bank. Such actions would likely require the consent of Silicon Valley Bank and/or the lender of our subordinated debt, and there can be no assurance that such consents would be given. Furthermore, there can be no assurance that we will be able to raise such funds if they are required.

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

We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of March 31, 2011, we had an accumulated deficit of approximately $245.6 million.  Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities and convertible debt, public security offerings, borrowings under our lines of credit and capital equipment leases.

As of March 31, 2011, our cash and cash equivalents were $33.6 million; this represents an increase in our cash and cash equivalents of approximately $3.5 million from the $30.1 million on hand at December 31, 2010. Cash used in operating activities from continuing operations for the three months ended March 31, 2011 was $11.5 million as compared to $8.7 million for the three months ended March 31, 2010. Cash used in operating activities from continuing operations during the three months ended March 31, 2011 was primarily attributable to the net loss of approximately $2.1 million, a general increase in working capital, offset by non-cash items such as the change in the fair value of our warrants, depreciation and amortization, deferred revenue, increases in allowances for uncollectible accounts and excess and obsolete inventory, non-cash compensation and consulting expense, and non-cash interest expense.

Cash used in investing activities from continuing operations during the three months ended March 31, 2011 was $1.8 million as compared to cash used in investing activities from continuing operations of $0.4 million for the three months ended March 31, 2010.  Cash used in investing activities for 2011 and 2010 was for capital expenditures.

Cash provided by financing activities from continuing operations for the three months ended March 31, 2011 was approximately $16.8 million as compared to cash provided by financing activities from continuing operations of $6.7 million for the three months ended March 31, 2010.  Net cash provided by financing activities from continuing operations during 2011 primarily related to the proceeds of our borrowings under our line of credit of $15.0 million, approximately $0.3 million from the exercise of employee stock options and approximately $1.5 million related to the exercise of warrants.  Net cash provided by financing activities during 2010 was primarily related to the proceeds of our borrowings under our line of credit of $5.6 million, approximately $0.5 million from the exercise of employee stock options and approximately $0.6 million related to the exercise of warrants.

Cash used in operating activities from discontinued operations was approximately $62,000 for 2010. Cash provided by investing activities from discontinued operations for 2010 was $0.7 million.  Cash provided by investing activities for 2010 was from net proceeds of the sale of the Applied Technology division. There was no cash provided by or used in operating activities from discontinued operations or investing activities from discontinued operations for 2011.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at March 31, 2011, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

Calendar Years Ending December 31,	Capital Leases	Principal Payments on Subordinated Debt	Interest Payments on Subordinated Debt	Operating Leases

2011	$—	$2,541,720	$1,040,399	$1,792,306
2012	—	4,233,192	951,287	2,463,422
2013	—	4,797,531	386,947	1,841,180
2014	—	427,557	4,482	1,837,810
2015	—	—	—	1,680,105
Thereafter	—	—	—	2,416,569
Total	$—	$12,000,000	$2,383,115	$12,031,392

We lease equipment and office space under non-cancelable capital and operating leases.  In addition, in June 2010 we entered into a $12.0 million subordinated debt agreement.  The future minimum principal and interest payments under the subordinated debt agreement and the future minimum rental payments as of March 31, 2011 are included in the table above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements.  See “Forward-Looking Statements” above in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and financing activities. In addition, our ability to fund working capital requirements may be impacted if we are not able to obtain appropriate financing at acceptable rates.

To manage interest rage exposure our  strategy is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of twelve months. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At March 31, 20110, our short-term investments approximated market value.

At March 31, 2011 we had a revolving line-of-credit available to us of up to $30.0 million, of which $30.0 million was outstanding.  Our revolving line-of-credit bears an interest rate of the Bank’s prime rate plus 0.5% per annum, which resulted in a rate of 4.5% at March 31, 2011.

The effect of interest rate fluctuations on outstanding borrowings as of March 31, 2011 over the next twelve months is quantified and summarized as follows:

Interest Expense
Increase
Interest rates increase by 100 basis points	$300,000
Interest rates increase by 200 basis points	$600,000

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than ours, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the period ended

March 31, 2011, the net impact of foreign currency changes on transactions was a loss of $28,000. We have not historically used a significant amount of derivative financial instruments or other financial instruments to hedge such economic exposures.

The Company uses foreign currency contracts to manage its exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables. The Company primarily hedges foreign currency exposure to the Euro. The Company does not engage in trading, market making or speculative activities in the derivatives markets. The foreign currency contracts utilized by the Company do not qualify for hedge accounting treatment, and as a result, any fluctuations in the value of these foreign currency contracts are recognized in other loss (income) in our consolidated statements of operations as incurred. The fluctuations in the value of these foreign currency contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of March 31, 2011, the Company had foreign currency contracts with net notional values equivalent to $2.2 million, maturing on April 18, 2011.

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

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes or additions to the legal proceedings disclosed in Part I, Item 3. “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2010.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 5. Other Information.

2011 Incentive Plan for Management

On March 11, 2011, following the recommendation of the Compensation Committee, the Board of Directors of the Company adopted the 2011 Incentive Plan for Management (the “2011 Incentive Plan”) as a means of adding incentives towards achievement of performance goals for each functional area of the Company, which goals are considered key factors in the Company’s overall success.  Eligible participants are (i) the President & Chief Executive Officer (the “CEO”); (ii) the Chief Financial Officer; (iii) the Chief Technology Officer; (iv) the Vice President, Corporate Administration & Secretary; (v) the Executive Vice President of Worldwide Sales & Marketing; (vi) the Senior Vice President Global Operations; (vii) other Vice Presidents; (viii) those employees who directly report to the Vice Presidents at the Senior Director and Director Level; (ix) those employees who manage a group or function (Manager Level) who report to an officer, Vice President, Senior Director or Director Level employee; and (x) Satcon Fellows.

The 2011 Incentive Plan outlines general performance goals and business criteria upon which each participant’s performance will be evaluated.  Specific performance goals and business criteria will be subsequently approved by the Compensation Committee.  Performance will be measured against these specific performance goals and business criteria, which will be established for each functional area of the Company.  The Incentive Plan will be funded from the Company’s operating income.

For the CEO, performance will be based on overall corporate objectives, such as objectives related to the Company’s focus and market position, growth, product/service quality, profitability, financial condition, business practices and establishment of prudent governance practices.  With respect to operations, participants’ performance will be based on objectives related to business operating models, manufacturing and plant capacity, customer performance and long-term strategies.  With respect to sales & marketing, participants’ performance will be based on objectives related to direct sales team organization, sales methodology, forecast methodology and customer relationship management systems, global business development and channels organization, branding initiatives and field services organization.  With respect to engineering, participants’ performance will be based on objectives related to product quality, design processes and new products.  With respect to finance, participants’ performance will be based on objectives related to management information, information systems, planning processes, financial operating models and control environment.  With respect to administration, participants’ performance will be based on objectives related to compensation strategy, performance management systems, annual cash incentive programs, rewards programs, training, staffing, facilities, safety, internet access, IT system upgrades and general administration.

Based on a review of performance against the established goals subsequent to the end of the fiscal year, the Compensation Committee will determine the appropriate payments, if any, to be made to the participants from the Company’s operating income, and the Board must approve any such payments.  The CEO can earn up to 60% of base salary upon attainment of 100% of corporate target objectives.  The other executive officers and Vice Presidents of the Company can earn up to 30% of base salary, half of which is based upon attainment of 100% of personal target objectives and half of which is based upon attainment of 100% of corporate objectives.  Director Level employees and Satcon Fellows can earn up to 20% of base salary, half of which is based upon attainment of 100% of personal target objectives and half of which is based upon attainment of 100% of corporate objectives.  Manager Level employees can earn up to 10% of base salary, half of which is based upon attainment of 100% of personal target objectives and half of which is based upon attainment of 100% of corporate objectives.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SATCON TECHNOLOGY CORPORATION

Date: May 6, 2011	By:	/s/ DONALD R. PECK
Donald R. Peck
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1

Ninth Loan Modification Agreement, dated as of March 31, 2011, between Silicon Valley Bank and the Registrant, Satcon Power Systems, Inc., Satcon Electronics, Inc., and Satcon Power Systems Canada Ltd.

10.2	Amendment to Charles S. Rhoades Employment Offer Letter, January 10, 2011.
10.3	Employment Letter Agreement, Dated February 10, 2011, Between the Registrant and Peter DeGraff.
10.4	Employment Letter Agreement, Dated February 10, 2011, Between the Registrant and Leo F. Casey.
10.5	Employment Letter Agreement, Dated November 8, 2011, Between the Registrant and Aaron M. Gomolak.
10.6	Satcon 2011 Incentive Plan for Management
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.