Form 10-Q
period 2011-06-30
SATCON TECHNOLOGY CORP
filed 2011-08-09
CIK 889423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Common Stock, $0.01 Par Value,

119,546,046 shares outstanding as of August 1, 2011.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$28,430,711	$30,094,162
Accounts receivable, net of allowance of $1,803,810 and $974,887 at June 30, 2011 and December 31, 2010, respectively	77,698,142	73,713,308
Unbilled contract costs and fees	174,342	174,342
Inventory	96,213,389	40,542,893
Note receivable	4,382,546	—
Prepaid expenses and other current assets	5,147,850	4,254,246

Total current assets	212,046,980	148,778,951
Property and equipment, net	12,039,485	7,284,285
Other long-term assets	517,744	—

Total assets	$224,604,209	$156,063,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$35,000,000	$15,000,000
Note payable, current portion, net of discount of $407,930 and $434,247 at June 30, 2011 and December 31, 2010, respectively	3,568,496	2,107,473
Accounts payable	86,778,392	45,060,537
Accrued payroll and payroll related expenses	3,063,736	4,476,685
Other accrued expenses	6,465,841	6,824,388
Accrued contract loss	2,268,346	—
Accrued restructuring costs	1,032,316	49,203
Current portion of subordinated convertible notes	6,095,238	—
Deferred revenue	10,136,374	8,099,852
Total current liabilities	154,408,739	81,618,138

Warrant liabilities	1,170,652	5,454,109
Note payable, net of current portion and discount of $259,411 and $399,589 at June 30, 2011 and December 31, 2010, respectively	7,148,472	9,058,691
Long-term subordinated convertible notes, net of current portion	10,254,762	—
Deferred revenue, net of current portion	17,751,905	11,622,918
Other long-term liabilities	621,942	318,151
Total liabilities	191,356,472	108,072,007
Commitments and contingencies (Note I)

Stockholders’ equity:
Preferred stock; $0.01 par value 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock; $0.01 par value, 200,000,000 shares authorized; 119,327,864 and 117,911,278 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,193,279	1,179,113
Additional paid-in capital	300,326,034	291,717,323
Accumulated deficit	(266,842,008)	(243,475,639)
Accumulated other comprehensive loss	(1,429,568)	(1,429,568)
Total stockholders’ equity	33,247,737	47,991,229
Total liabilities and stockholders’ equity	$224,604,209	$156,063,236

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Product revenue	$45,497,036	$27,627,473	$107,501,973	$42,359,952

Cost of product revenue	41,866,139	21,890,030	88,998,664	34,589,139

Gross margin	3,630,897	5,737,443	18,503,309	7,770,813

Operating expenses:
Research and development	9,718,388	2,711,070	15,854,721	5,442,855
Selling, general and administrative	12,898,591	8,282,484	23,121,904	13,862,366
Restructuring charge	1,134,254	—	1,134,254	783,701

Total operating expenses from continuing operations	23,751,233	10,993,554	40,110,879	20,088,922

Operating loss from continuing operations	(20,120,336)	(5,256,111)	(21,607,570)	(12,318,109)

Change in fair value of subordinated convertible notes and warrant liabilities	1,023,622	(857,965)	1,147,183	231,013
Other (loss) income, net	(277,757)	(251,043)	(477,613)	(319,458)
Interest income	183,125	10	183,276	185
Interest expense	(2,036,396)	(226,169)	(2,611,645)	(289,396)
Loss from continuing operations before discontinued operations	(21,227,742)	(6,591,278)	(23,366,369)	(12,695,765)

Gain on sale of discontinued operations, net	—	—	—	500,217
Income from discontinued operations, net	—	—	—	31,390
Net loss	(21,227,742)	(6,591,278)	(23,366,369)	(12,164,158)

Deemed dividend and accretion on Series C preferred stock	—	(1,538,934)	—	(2,808,125)
Dividend on Series C preferred stock	—	(368,697)	—	(723,757)
Net loss attributable to common stockholders	$(21,227,742)	$(8,498,909)	$(23,366,369)	$(15,696,040)

Net loss per weighted average share, basic and diluted:
From loss from continuing operations before discontinued operations attributable to common stockholders	$(0.18)	$(0.12)	$(0.20)	$(0.22)
From income from discontinued operations	—	—	—	—
From gain on sale of discontinued operations	—	—	—	—
Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.18)	$(0.12)	$(0.20)	$(0.22)

Weighted average number of common shares, basic and diluted	119,137,006	71,512,306	118,931,664	71,216,831

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the six months ended June 30, 2011

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
Balance, December 31, 2010	117,911,278	$1,179,113	$291,717,323	$(243,475,639)	$(1,429,568)	$47,991,229

Net loss	—	—	—	(23,366,369)	—	(23,366,369)	(23,366,369)

Issuance of common stock in connection with the exercise of stock options	318,248	3,183	557,451	—	—	560,634	—

Issuance of common stock in connection with the exercise of warrants to purchase common stock	845,455	8,454	4,292,899	—	—	4,301,353	—

Employee stock-based compensation	—	—	3,052,247	—	—	3,052,247	—

Modification of warrants to purchase common stock	—	—	62,919	—	—	62,919	—

Issuance of common stock in connection with the Employee Stock Purchase Plan	252,883	2,529	643,195	—	—	645,724	—

Comprehensive loss	—	—	—	—	—	—	$(23,366,369)
Balance, June 30, 2011	119,327,864	$1,193,279	$300,326,034	$(266,842,008)	$(1,429,568)	$33,247,737

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net loss	$(23,366,369)	$(12,164,158)
Income from discontinued operations, net	—	(31,390)
Gain on sale of discontinued operations, net	—	(500,217)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	917,320	778,585
Provision for uncollectible accounts	1,054,639	951,055
Provision for excess and obsolete inventory	1,724,051	392,223
Non-cash stock based compensation expense	3,052,247	1,802,376
Change in fair value of convertible notes and warrant liabilities	(1,147,183)	(231,013)
Non-cash interest expense	229,414	28,475
Financing costs related to subordinated convertible notes	1,100,000	—
Changes in operating assets and liabilities:
Accounts receivable	(5,039,473)	(11,402,719)
Unbilled contract costs and fees	—	27,886
Prepaid expenses and other current assets	(893,604)	(1,467,409)
Other long-term assets	(517,744)	—
Note receivable	(4,382,546)	—
Inventory	(57,394,547)	(6,701,797)
Accounts payable	41,717,855	(1,073,210)
Accrued expenses and payroll	(1,771,496)	1,453,941
Accrued restructuring	983,113	323,521
Accrued contract loss	2,268,346	—
Deferred revenue, current and long-term portion	8,165,509	8,225,794
Other liabilities	303,791	(47,654)
Total adjustments	(9,630,308)	(6,939,946)
Net cash used in operating activities in continuing operations	(32,996,677)	(19,635,711)
Net cash used in operating activities of discontinued operations	—	(61,921)
Net cash used in operating activities	(32,996,677)	(19,697,632)
Cash flows from investing activities:
Purchases of property and equipment	(5,672,520)	(973,481)
Net cash used in investing activities in continuing operations	(5,672,520)	(973,481)
Net cash provided by investing activities of discontinued operations	—	716,700
Net cash (used in) investing activities	(5,672,520)	(256,781)
Cash flows from financing activities:
Net borrowings under line of credit	20,000,000	6,360,912
Proceeds from employee stock purchase plan	645,724	—
Proceeds from (repayment of) note payable	(615,691)	11,826,500
Reduction of restricted cash	—	34,000
Net proceeds from issuance of subordinated convertible notes	14,900,000	—
Net proceeds from exercise of options to purchase common stock	560,634	1,125,968
Net proceeds from exercise of warrants to purchase common stock	1,515,079	1,550,300
Net cash provided by financing activities in continuing operations	37,005,746	20,897,680
Effects of foreign currency exchange rates on cash and cash equivalents	—	68,732
Net increase (decrease) in cash and cash equivalents	$(1,663,451)	$1,011,999
Cash and cash equivalents at beginning of period	30,094,162	13,369,208
Cash and cash equivalents at end of period	$28,430,711	$14,381,207

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended,
	June 30, 2011	June 30, 2010
Non-cash Investing and Financing Activities:
Stock-based compensation (1)	$3,052,347	$1,784,019
Accretion of redeemable convertible preferred stock discount and dividends	—	3,531,882
Issuance of warrants	1,310,000	—
Common stock issued in lieu of dividends on redeemable convertible Series B preferred stock	—	15,000
Issuance of warrants and beneficial conversion feature	—	515,000
Exercise of warrant liabilities for common stock	—	299,019
Modification of warrants related to subordinated debt	62,919	—

Interest and Income Taxes Paid:
Interest	$1,282,232	$260,919
Income taxes	—	—

(1) Includes $(18,357) related to discontinued operations for the three month period ended June 30, 2010.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 (“2011”) AND JUNE 30, 2010 (“2010”)

(Unaudited)

Note A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Satcon Technology Corporation and its wholly owned subsidiaries (Satcon Power Systems Canada, Ltd.  and Satcon Trading (Shenzhen) Co., Ltd.) and its discontinued operating subsidiaries (Satcon Applied Technology, Satcon Electronics, Inc. and Satcon Power Systems, Inc.) (collectively, the “Company”) as of June 30, 2011 and for the six months ended June 30, 2011 and 2010, and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note B. Realization of Assets and Liquidity

The Company has developed a business plan that envisions a continued increase in assets and revenue from the results experienced in the recent past.  The Company believes that its existing plan will generate sufficient cash which, along with its existing cash on hand and its credit facility, as modified on June 30, 2011, will enable it to fund operations through at least June 30, 2012.

The Company’s funding plans for our working capital needs and other commitments may be adversely impacted if it fails to realize its underlying assumed levels of revenues and expenses, receivables are not collected or if the Company fails to remain in compliance with the covenants of its bank line, subordinated note payable or subordinated convertible notes.  If any of these events were to occur, the Company may need to raise additional funds in order to sustain operations by selling equity or taking other actions to conserve its cash position, which could include selling of certain assets, delaying capital expenditures and incurring additional indebtedness, subject to the restrictions in the credit facility with Silicon Valley Bank and the subordinated convertible notes. Such actions would likely require the consent of Silicon Valley Bank, the lender of our subordinated debt, and/or the holder of our subordinated convertible notes, and there can be no assurance that such consents would be given. Furthermore, there can be no assurance that the Company will be able to raise such funds if they are required.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Satcon Technology Corporation and its wholly owned subsidiaries (Satcon Power Systems Canada, Ltd. and Satcon Trading (Shenzhen) Co., Ltd.) and its discontinued operating subsidiaries (Satcon Applied Technology, Inc., Satcon Electronics, Inc. and Satcon Power Systems, Inc.). All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue from product sales when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is reasonably assured. Title to the product passes upon shipment of the product, as the products are typically shipped FOB shipping point, unless otherwise agreed upon in advance with the customer. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless the Company can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied. When appropriate the Company provides for a warranty reserve at the time the product revenue is recognized.  If a contract involves the provision of multiple elements and the elements qualify for separation, total estimated contract revenue is allocated to each element based on the relative fair value of each element provided.  The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future.  Revenue is recognized on each element as described above.

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

Contract Losses

When the current estimates of total contract revenue for a customer order indicate a loss, a provision for the entire loss on the contract is recorded. For the three and six months ended June 30, 2011 the Company recorded a contract loss on a customer order of approximately $1.1 million.  In addition, the Company incurred approximately $4.0 million of costs related to product development.  At June 30, 2011 the accrued contract cost were approximately $2.3 million.

Unbilled Contract Costs and Fees and Funded Research and Development Costs in Excess of Billings

Unbilled contract costs and fees represent revenue recognized in excess of amounts billed due to contractual provisions or deferred costs that have not been recognized as revenue or billed to the customer.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly-liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At June 30, 2011 and December 31, 2010, the Company had no restricted cash.

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

Subordinated Convertible Notes

The subordinated convertible notes include features that qualify as embedded derivatives, such as (i) the holder’s right to convert, (ii) the Company’s option to force conversion into shares of common stock of the Company, and (iii) the holder’s prepayment options.  The Company has elected to measure the subordinated convertible notes and the embedded derivatives in their entirety at fair value with changes in fair value recognized as either gain or loss.  This election was made by the Company after concluding that several of the derivatives cannot be reliably measured nor reliably associated with another derivative that can be reliably measured and determining that the aggregate fair value of the notes to be more meaningful in the context of the Company’s financial statements than if separate fair values were assigned to each of the multiple embedded instruments contained such notes.

Foreign Currency Translation

As of April 1, 2010, the Company determined that the functional currency of its foreign subsidiary was the US dollar.  As the functional currency changed from the foreign currency to the reporting currency, the translation adjustments as of April 1, 2010 remains as a component of accumulated other comprehensive income (loss).  Prior to this determination, the functional currency was the local currency, assets and liabilities were translated at the rates in effect at the balance sheet dates, while stockholders’ equity (deficit) including the long-term portion of intercompany advances was translated at historical rates. Statements of operations and cash flow amounts were translated at the average rate for the period. Translation adjustments were included as a component of accumulated other comprehensive income (loss). The Company records the impact from foreign currency transactions as a component of other income (expense).  Foreign currency gains and losses were a charge of $0.2 million and $0.2 million and a charge of $0.3 million and $0.4 million for the three and six months ended June 30, 2011 and June 30, 2010, respectively.  All foreign currency transaction gains and losses were recorded as a component of other income (loss), net.

Foreign Currency Hedges

The Company uses foreign currency contracts to manage its exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables. The Company primarily hedges foreign currency exposure to the Euro. The Company does not engage in trading, market making or speculative activities in the derivatives markets. The foreign currency contracts utilized by the Company do not qualify for hedge accounting treatment, and as a result, any fluctuations in the value of these foreign currency contracts are recognized in other loss (income) in our consolidated statements of operations as incurred. The fluctuations in the value of these foreign currency contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically Hedge.  As of April 18, 2011, the Company entered into a foreign currency hedge with a bank with a notational amount of approximately $1.6 million, which matured on July 18, 2011.

The following table shows the fair value of our foreign currency hedge at June 30, 2011 and December 31, 2010:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2011	December 31, 2010
Liability Derivatives:

Foreign currency hedge	Other current liabilities	$10,308	$—

The following table shows the changes in the fair value of our foreign currency contract recorded in net loss during the three and six month periods ended June 30, 2011:

	(Loss) Gain Three Months Ended	(Loss) Gain Six Months Ended
	June 30, 2011	June 30, 2011
Foreign currency hedges (a)	$120,102	$(10,308)

(a)                                                          The Company recorded transaction losses associated with the re-measurement of its foreign denominated assets of $203,017 and $230,792 in the three and six months ended June 30, 2011. Transaction losses were included in Other loss (income) in the consolidated statements of operations. The net impact of transaction (losses) gains associated with the re-measurement of the foreign denominated assets and the gains (losses) incurred on the foreign currency hedge was a net loss of $82,913 and $241,100 for the three and six month period ended June 30, 2011, respectively.

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

The Company commissioned a study to determine whether Sections 382 or 383 could limit the use of our carryforwards in this manner. After completing this study in 2010, the Company has concluded that the limitation will not have a material impact on its ability to utilize its net operating loss or credit carryforwards.  In January 2011, the Company’s board of directors adopted a shareholder rights agreement designed to protect the Company’s ability to use the NOLs for income tax purposes. However, the adoption of the shareholder rights agreement cannot guarantee complete protection against an “ownership change” and it remains possible that one may occur.  See Note S. Shareholder Rights Agreement.

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

Accounting for Stock-based Compensation

The Company has several stock-based compensation plans, as well as stock options issued outside of such plans as an inducement to engage new executives.  Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period.

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

The Company recognized the full impact of its stock-based compensation plans in the consolidated financial statements for the three and six months ended June 30, 2011 and 2010 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material.  The following table presents stock-based compensation expense, including amounts related to employees’ participation in the Employee Stock Purchase Plan (“ESPP”) of approximately $0.3 million and $0.4 million for the three and six months ended June 30, 2011, respectively (See Note R, Employee Benefit Plan), included in the Company’s consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Cost of product revenue	$123,661	$62,012	$269,388	$112,625
Research and development	312,868	128,234	584,360	222,417
Selling, general and administrative expenses	1,278,643	891,413	2,198,499	1,467,334
Stock based compensation expense from continuing operations before tax	1,715,172	1,081,659	3,052,247	1,802,376
Stock based compensation expense from discontinued operations	—	—	—	(18,357)
Total stock based compensation expense before tax	1,715,172	1,081,659	3,052,247	1,784,019
Income tax benefit	—	—	—	—
Net stock-based compensation expense	$1,715,172	$1,081,659	$3,052,247	$1,784,019

Compensation expense associated with the granting of stock options to employees is being recognized on a straight-line basis over the service period of the option.  In instances where the actual compensation expense would be greater than that calculated using the straight-line method, the actual compensation expense is recorded in that period.

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2011 and 2010 was $2.03 and $2.49, and $1.87 and $2.38, respectively, per option.  The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended		Six Months Ended
Assumptions:	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Expected life	0 to 5.6 (1)	5.0 to 5.6 (1)	0 to 5.6 (1)	5.0 to 6.25 years (1)
Expected volatility ranging from	73.6% to 73.9% (2)	72.4% to 76.5% (2)	73.6% to 75.1% (2)	72.4% to 76.5% (2)
Dividends	none	none	none	none
Risk-free interest rate	1% (3)	1.10% (3)	1% to 2.15% (3)	1.10% to 2.50% (3)
Forfeiture Rate (4)	0% to 6.25%	0% to 6.25%	0% to 6.25%	0% to 6.25%

(1)          The option life for the three and six months ended June 30, 2011 and 2010 was determined using actual option experience.

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

At June 30, 2011 approximately $12.5 million in unrecognized compensation expense remains to be recognized over a weighted average period of 2.2 years.  The table below summarizes the recognition of the deferred compensation expense associated with employee stock options over the next five years as follows:

Calendar Years Ending December 31,	Non Cash Stock-Based Compensation Expense
2011	$2,742,108
2012	4,106,619
2013	3,056,697
2014	2,179,008
2015	371,784
Total	$12,456,216

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

Significant customers are defined as those customers that account for 10% or more of total net revenue in a fiscal year or 10% or more of accounts receivable at the end of a fiscal period.  The table below details out customers that were considered significant as it pertains to both revenues for the three and six month periods ended June 30, 2011 and 2010 and accounts receivable at June 30, 2011 and December 31, 2010.

	Revenue		Accounts Receivable
Period	Three Months ended June 30,	Six Months ended June 30,	At June 30, 2011 and December 31, 2010
2011	Q-Cell International Canada Corporation (approximately 11.3%)	SunPower Corporation (approximately 12.3%)	The Ciro Group (approximately 18.1%) GCL Solar Limited (approximately 11.8%)

2010	Amun-Re a.s. (approximately 19.9%) CE Solar (approximately 10.2%)	Amun-Re a.s. (approximately 13.0%) CE Solar (approximately 12.1%)	CE Solar (approximately 12.8%) GCL Solar Limited (approximately 11.4%) ** Enel Green Power (approximately 10.6%) **

** The accounts receivable associated with these customers were backed by irrevocable letters of credit at December 31, 2010.

Research and Development Costs

The Company expenses research and development costs as incurred. Cost of research and development includes costs incurred in connection with both funded research and development and unfunded research and development activities.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss and foreign currency translation adjustments prior to the changing of the functional currency of the Company’s Canadian subsidiary to the US dollar.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable, foreign currency hedge, subordinated note payable, subordinated convertible notes and the line of credit. The estimated fair values have been determined through information obtained from market sources and management estimates.  The Company’s warrant liability, subordinated convertible note and foreign currency hedge are recorded at fair value.  See “Fair Value Measurements” below.  The carrying value of the subordinated notes payable, as of June 30, 2011, is not materially different from the fair value of the notes. The estimated fair values of the remaining financial instruments approximate their carrying values at June 30, 2011 and December 31, 2010.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$—	$—	$—	$—

Total Assets	$—	$—	$—	$—

Liabilities
Foreign currency hedge (2)	$10,308	$—	$10,308	$—
Warrant liabilities (1)	$1,170,652	$—	$1,170,652	$—
Subordinated Convertible Notes (3)	$16,350,000	$—	$—	$16,350,000

Total Liabilities	$17,530,960	$—	$1,180,960	$16,350,000

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$—	$—	$—	$—

Total Assets	$—	$—	$—	$—

Liabilities
Warrant liabilities (1)	$5,454,109	$—	$5,454,109	$—

Total Liabilities	$5,454,109	$—	$5,454,109	$—

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

(3)          The Company’s Level 3 financial liabilities consist of a subordinated convertible notes. (See Note I.)  The valuation of this instrument utilizes a continuous-variable stochastic process in the form of a Monte-Carlo Simulation and includes unobservable inputs supported by little or no market activity such as discount rate applicable to the instrument’s debt-like feature, probabilities of debt-like and equity-like positions, and various probabilities of occurrences of certain future events. The analysis also includes the contractual terms of instrument in the form of interest rate, timing and extent of principal & interest payments, and time to maturity.

Warrant Liabilities

Upon issuance in 2006, the Warrant As, Warrant Bs and Warrant Cs, along with the Placement Agent Warrants (together the “Warrants”), did not meet the requirements for equity classification, because such warrants (a) must be settled in registered shares, (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares and (c) provide a cash-out election using a Black-Scholes valuation under various circumstances.  Therefore these Warrants are required to be accounted for as freestanding derivative instruments.  Changes in fair value are recognized as either a gain or loss in the statement of operations under the caption “Change in fair value of warrant liabilities.”

 The Company determined the fair value of the Warrant As and Warrant Cs and placement agent warrants using valuation models it considers to be appropriate. The Company’s stock price has the most significant influence on the fair value of its warrants. An increase in the Company’s common stock price would cause the fair values of the warrants to increase, because the exercise price of the warrants is fixed at $1.815 per share, and result in a charge to our statement of operations. A decrease in the Company’s stock price would likewise cause the fair value of the warrants to decrease and result in a credit to our statement of operations. See Note K. Warrant Liabilities for valuation discussion.

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

Net sales from discontinued operations were $0.1 million for the six months ended June 30, 2010. Net income from discontinued operations was income of approximately $31,000 for the six months ended June 30, 2010.

The Company has not allocated interest to discontinued operations.  The Company has also eliminated all intercompany activity associated with discontinued operations.

Note E. Loss Per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Loss from continuing operations, before discontinued operations	$(21,227,742)	$(6,591,278)	$(23,366,369)	$(12,695,765)
Income from discontinued operations	—	—	—	31,390
Gain on sale of discontinued operations	—	—	—	500,217
Accretion and dividends and deemed dividends on Series C Preferred Stock	—	(1,907,631)	—	(3,531,882)
Net loss attributable to common shareholders	$(21,227,742)	$(8,498,909)	$(23,366,369)	$(15,696,040)
Basic and diluted:
Common shares outstanding, beginning of period	119,007,647	71,193,322	117,911,278	70,567,781
Weighted average common shares issued during the period	129,359	318,984	1,020,386	649,050

Weighted average shares outstanding—basic and diluted	119,137,006	71,512,306	118,931,664	71,216,831

Net loss per weighted average share, basic and diluted:
From loss from continuing operations, before discontinued operations, attributable to common stockholders	$(0.18)	$(0.12)	$(0.20)	$(0.22)
From income from discontinued operations	—	—	—	—
From gain on sale of discontinued operations	—	—	—	—
Net loss per weighted average share, basic and diluted	$(0.18)	$(0.12)	$(0.20)	$(0.22)

As of June 30, 2011 and 2010, shares of common stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive.  In addition, for the three and six month period ended June 30, 2010, shares of common stock issuable upon the conversion of Series B Preferred Stock and Series C Preferred Stock and related dividends were excluded from the diluted weighted average common shares outstanding as their effect would also have been antidilutive.   Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, except when the effect would be antidilutive.

The table below summarizes the actual number of options and warrants and convertible preferred stock that were excluded from the calculation above due to their effect being antidilutive:

	June 30, 2011	June 30, 2010
Common Stock issuable upon the exercise of:
Options	14,741,222	12,446,133
Warrants	15,551,443	24,929,322

Total Options and Warrants excluded	30,292,665	37,375,455

Common Stock issuable upon the conversion of redeemable convertible Series B Preferred Stock	—	251,678
Common Stock issuable upon the conversion of redeemable convertible Series C Preferred Stock	—	27,134,484

Common Stock issuable upon the conversion of convertible subordinated notes (1)	5,479,452	—

The table below details out shares of common stock underlying securities for which the securities would have been considered dilutive at June 30, 2011 and 2010, had the Company not been in a loss position:

	# of Underlying Common Shares
	June 30, 2011	June 30, 2010
Employee stock options	9,001,284	12,037,633
Warrants to purchase common stock	15,551,443	24,929,322
Series B Convertible Preferred Stock	—	251,678
Series C Convertible Preferred Stock	—	27,134,484
Total	24,552,727	64,353,117

Note F. Inventory

Inventory components at the end of each period were as follows:

	June 30, 2011	December 31, 2010
Raw material	$42,476,382	$16,930,407
Work-in-process	3,846,065	2,881,150
Finished goods	49,890,942	20,731,336
	$96,213,389	$40,542,893

Note G. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2011	December 31, 2010
Machinery and equipment	$4,843,248	$4,523,739
Assets under construction	5,158,714	785,152
Furniture and fixtures	1,183,557	991,493
Computer software	1,701,458	1,697,081
Leasehold improvements	4,944,062	4,226,452
	17,831,039	12,223,917
Less: accumulated depreciation and amortization	(5,791,554)	(4,939,632)
	$12,039,485	$7,284,285

Depreciation and amortization expense from continuing operations relating to property and equipment for the three and six months ended June 30, 2011 and 2010 was approximately $0.5 million and $0.9 million and approximately $0.4 million and $0.8 million, respectively.

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

In accordance with ASC 450-20, the Company accrues for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of ASC 450-20-25-2. In instances where the Company determines that a loss is probable and the Company can reasonably estimate a range of losses the Company may incur with respect to such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate of the possible loss. If the Company is able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company records an accrual in the amount that is the low end of such range. When a loss is reasonably possible but not probable, the Company will not record an accrual but will disclose its estimate of the possible range of loss where such estimate can be made in accordance with ASC 450-20-25-3. As of June 30, 2011, there were no accruals established related to the Company’s outstanding legal proceedings.

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

FuelCell Arbitration.  On February 17, 2011, FuelCell Energy, Inc. (“FuelCell Energy”) filed a Demand for Arbitration with the American Arbitration Association seeking recovery of damages related to allegedly defective transformers that the Company procured for them.  In its Demand for Arbitration, FuelCell Energy asserts that it is entitled to recovery of approximately $2.8 million from the Company.  The Company vigorously denies the allegation that the transformers were defective, and has filed a counterclaim seeking recovery of amounts due to it from FuelCell Energy for materials and engineering services that the Company supplied to them totaling approximately $1.4 million.  This matter has been submitted to binding arbitration for resolution.  Because the arbitration is at an early stage, the Company has not determined a loss is probable.

Class Action Litigation.  In July 2011, two purported securities class action complaints were filed against us, our Chief Executive Officer and our former Chief Financial Officer by the following plaintiffs, individually and on behalf of all others similarly situated, in the U.S. District Court, District of Massachusetts: Allan Edwards (filed July 19, 2011) and Larry Ziegler (filed July 21, 2011).  The virtually identical complaints are purportedly brought on behalf of persons who acquired our common stock during the period of March 4, 2010, through July 5, 2011, and allege claims against all defendants for violations under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, as well as claims against the individual defendants for violations of Section 20(a) of the Exchange Act.  Putative plaintiffs claim that the defendants caused our common stock to trade at artificially inflated prices through false and misleading statements and/or omissions related to our business.  The complaints seek compensatory damages for all damages sustained as a result of the defendants’ actions, including reasonable costs and expenses, and other relief as the court may deem just and proper.  The Company believe these allegations are baseless and the Company intends to defend against them vigorously.

Shareholder Derivative Litigation.  On August 2, 2011, a shareholder derivative action was brought by plaintiff purportedly on behalf of our company against several of our senior officers and directors, in the U.S. District Court, District of Massachusetts.  The complaint alleges that the officer and director defendants breached their fiduciary duties by providing allegedly misleading and inaccurate information regarding our business.  The shareholder derivative action generally seeks compensatory damages for all alleged losses sustained as a result of the individual defendants’ actions, including reasonable costs and expenses, and other relief as the court may deem just and proper.  The Company believe that these allegations are baseless and the Company intends to defend against them vigorously.

 Note I. Commitments and Contingencies

Operating Leases

The Company leases its facilities under various operating leases that expire through October 2016.

Future minimum annual rentals under lease agreements at June 30, 2011 are as follows:

Fiscal Year
2011	$1,236,801
2012	2,463,422
2013	1,841,180
2014	1,837,810
2015	1,680,105
thereafter	2,416,569

Total	$11,475,887

Letters of Credit:

The Company utilized a standby letter of credit to satisfy a security deposit requirement. Outstanding standby letters of credit as of June 30, 2011 and December 31, 2010 were $0.3 million and $0, respectively.  The Company is at times required to pledge cash as collateral on outstanding letters of credit.  At June 30, 2011 and 2010, no cash was pledged as collateral on outstanding letters of credit.

Employment Agreements

The Company’s employment arrangements with each of its current Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Executive Vice President of Sales and Marketing, Vice President of Global Operations, Vice President of Quality and Vice President, Administration & Secretary provide that, if his employment is terminated by the Company without cause or is constructively terminated, his salary and medical benefits will be continued for one year thereafter subject to his execution of a release agreement with the Company.  In May 2011, the Company terminated the employment of its then Chief Financial Officer.  Accordingly the Company has recorded a severance accrual of approximately $0.3 million.

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

During 2011 and 2010, the Company entered into several amendments to the Loan Agreement.  On April 22, 2011, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (as amended to date, the “Amended Loan Agreement”) with the Bank, as administrative agent, issuing lender and swingline lender, and such other lenders as set forth from time to time in the Amended Loan Agreement.  The Amended Loan Agreement amended and restated the Company’s prior Loan Agreement, and provides for a senior secured revolving credit facility of up to $35 million.  In addition, the Company may make a one-time request for an additional $15 million to increase the credit facility to an aggregate of $50 million, subject to the approval of the lending group.

Total outstanding debt under the Amended Loan Agreement may not exceed (a) the sum of (1) 80% of the book value of eligible accounts (other than those accounts payable in Euros or Canadian dollars), plus (2) 70% of the book value of eligible accounts payable in Euros or Canadian dollars, plus (3) 80% of the eligible foreign accounts, plus (4) 70% of the eligible Chinese accounts, plus (5) the lesser of (i) 60% of the cost of eligible inventory or (ii) the net orderly liquidation value of eligible inventory, as adjusted pursuant to the Amended Loan Agreement, less (b) the amount of any reserves established by the Bank.

The Amended Loan Agreement contains restrictions regarding the incurrence of additional indebtedness by the Company or its subsidiaries, the ability to enter into various fundamental changes (such as mergers and acquisitions), the ability to make certain payments or investments, and other limitations customary in senior secured credit facilities.  In addition, the Company must comply with certain financial conditions if its liquidity (defined as cash on deposit with the Bank plus availability under the Amended Loan Agreement) is less than $15 million.

Borrowings under the Amended Loan Agreement are permitted to be used for refinancing the amounts outstanding under the existing loan agreement with the Bank, to repay certain fees and expenses, and for ongoing working capital and general corporate purposes.  Interest on outstanding indebtedness under the Amended Loan Agreement will accrue at an annual rate equal to (a) the higher of (i) the prime rate and (ii) the federal funds effective rate plus one-half of one percent (0.5%) plus (b) the applicable margin.  The initial applicable margin is 0.75%, and is subject to adjustment based on the Company’s liquidity in each fiscal quarter such that, if the Company’s liquidity is above $35 million, then the applicable margin is reduced to 0.25%.

The obligations of the Company and its subsidiaries under the Amended Loan Agreement are secured under various collateral documents by first priority liens on substantially all of the assets of the Company and certain of its subsidiaries.

The Amended Loan Agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform obligations under the Amended Loan Agreement and related documents, defaults on other indebtedness in excess of $200,000, the occurrence of a change of control of the Company, and certain other events.  Upon an event of default, the Bank may accelerate maturity of the loans and enforce remedies under the Amended Loan Agreement and related documents.

The Amended Loan Agreement, if not sooner terminated in accordance with its terms, originally expired on April 23, 2014.  On June 30, 2011, in conjunction with the Company’s convertible note financing, the Amended Loan Agreement was amended to expire on April 23, 2013.

At June 30, 2011 and December 31, 2010, the Company had $35.0 million and $15.0 million, respectively, outstanding under the Amended Loan Agreement.  The rate used was the Bank’s prime rate of 3.5% plus 0.50% (or 4.0% at June 30, 2011) and the Bank’s prime rate of 4.0% plus 0.50% (or 4.5% at December 31, 2010).  As of June 30, 2011 the Company had $0 available under the line of credit.

Notes Payable

On June 16, 2010, the Company entered into a Venture Loan and Security Agreement with Compass Horizon Funding Company LLC (the “Lender”) pursuant to which the Lender has loaned the Company $12,000,000 (as amended to date, the “Subordinated Loan”).  After the Lender’s closing fees and expenses, the net proceeds to the Company were $11,826,500.  Interest on the Subordinated Loan will accrue at a rate per annum equal to 12.58%.  The Subordinated Loan is currently subordinated to up to $5,000,000 of senior indebtedness, provided that from and after August 31, 2010, the senior indebtedness cannot exceed an amount equal to 80% of the Company’s accounts receivable plus 40% of its inventory.  The Subordinated Loan is to be repaid over 42 months following the closing.  From June 15, 2010 through April 30, 2011, the Company is only required to pay interest on the Subordinated Loan and thereafter the Subordinated Loan will be repaid in 33 substantially equal monthly installments of interest and principal.  The Subordinated Loan may be prepaid by the Company by paying all accrued interest through the date of payment, the then outstanding principal balance and a prepayment premium equal to a declining percentage of the principal amount outstanding at the time of prepayment (initially 4% during the first twelve months of the subordinated Loan, decreasing to 3% for the succeeding twelve months and 2% thereafter).  In connection with the Subordinated Loan, the Company has issued to the Lender five-year warrants to acquire up to an aggregate of 591,716 shares of the Company’s common stock at an exercise price of $2.43 per share (which was the 20-day trailing volume weighted average price of the Company’s common stock).  On June 30, 2011, the warrants were amended to lower the exercise price to $2.00 per share, resulting in a charge of approximately $0.1 million.  The relative fair value of the warrants at issuance was $0.9 million and was recorded as interest expense over the term of the loan.   The Company estimated the fair value of the warrants, at time of issuance and when modified, using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	June 16, 2010	June 30, 2011
Expected life	5 years	4 years
Expected volatility	74.9%	75.0%
Dividends	none	none
Risk-free interest rate	2.0%	0.5%

The Notes Payable are to be repaid over 42 months as follows:

Fiscal Year	Principal Repayment
2011	$2,541,720
2012	4,233,191
2013	4,797,531
2014	427,558
Total	$12,000,000

Subordinated Convertible Notes

On June 29, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchaser named therein (the “Purchaser”) in connection with the private placement (the “Private Placement”) of $16,000,000 aggregate principal amount of unsecured, subordinated convertible notes (the “Convertible Notes”).  The shares to be issued upon conversion of the Convertible Notes, or as payment of interest on the Convertible Notes in lieu of cash, have been registered under the Securities Act, as of July 27, 2011.  The Private Placement closed on June 30, 2011.

Among other terms, the Purchase Agreement provides that (1) the Company will not issue, offer or sell any equity securities of the Company, including convertible securities, subject to certain exceptions, until the date that is 30 days following the earlier of (i) the effectiveness of the Registration Statement covering the shares underlying the Convertible Notes (as described below) and (ii) the six month anniversary of the closing date of the issuance and sale of the Convertible Notes and (2) the Company will not redeem or declare or pay any dividends on, any of its securities without consent of the Purchaser.

The Company also entered into a Registration Rights Agreement with the Purchasers pursuant to which the Company agreed to register the common stock issuable upon conversion of, or the payment of interest on, the Convertible Notes, as further described below.  The Company agreed to file a registration statement under the Securities Act within 20 days of the closing of the Private Placement to register the resale of the shares of common stock issuable upon conversion of the Convertible Notes and as payment of interest on the Convertible Notes, which it did.  The Company agreed to use its best efforts to cause the registration statement to be declared effective within 70 days following the closing of the Private Placement (or 90 days of the registration statement is reviewed by the Securities and Exchange Commission) and to keep the registration statement effective until the earlier of (1) the date all of the securities covered by the registration statement have been sold, which it did, the Registration Statement was declared effective on July 27, 2011, and (2) the date all of the securities covered by the registration statement may be sold without restriction under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  If the Company fails to comply with these or certain other provisions, then the Company shall be required to pay liquidated damages of 1% of the aggregate outstanding principal amount of the Convertible Notes for the initial occurrence of such failure and for each subsequent 30 day period in which the failure continues. The net proceeds of the sale of the Convertible Notes were approximately $15.0 million, after deducting placement fees and other offering-related expenses.

The Convertible Notes have an aggregate principal amount of $16 million and are convertible into shares of the Company’s common stock at a conversion price of $2.92, subject to adjustment.  In addition, the conversion price will be adjusted, on the eleventh trading day following the public announcement of Satcon’s financial results for the quarter ending September 30, 2011 (the “Adjustment Date”), to the lower of (i) the then effective conversion price and (ii) 110% of the arithmetic average of the volume weighted average price of the Company’s common stock for the ten consecutive trading days ending on the trading day immediately preceding the Adjustment Date.  The Convertible Notes are convertible at the option of the holders into shares of the Company’s common stock at any time at the then applicable conversion price.

The Convertible Notes mature on July 1, 2013, and bear interest at a rate of 7.0% per annum.  Interest is payable monthly, beginning on November 1, 2011, and may be made in cash or, at the option of the Company if certain equity conditions are satisfied, in shares of its common stock.  If interest is paid in shares of common stock, the price per share will be at the lower of (i) the then current conversion price and (ii) 88% of the arithmetic average of the volume weighted average price of Satcon’s common stock for the ten consecutive trading days ending on the trading day immediately preceding the payment date.

If at any time following the Adjustment Date, the closing sale price of Company common stock exceeds 175% of the conversion price for 30 consecutive trading days, then, if certain equity conditions are satisfied, the Company may require the holders of the Convertible Notes to convert all or any part of the outstanding principal into shares of common stock at the then applicable conversion price, provided that the Company may only make a one-time election to force conversion.  The Convertible Notes contain certain limitations on optional and mandatory conversion, including that, absent stockholder approval of the transaction, the Company will not issue shares of common stock under the Convertible Notes in excess of 19.99% of the Company’s outstanding shares on the closing date.

The Convertible Notes contain certain covenants and restrictions, including, among others, that, for so long as the Convertible Notes are outstanding, the Company will not incur any indebtedness that is senior to, or on parity with, the Convertible Notes in right of payment, subject to limited exceptions for existing indebtedness.  Events of default under the Convertible Notes include, among others, payments defaults, cross-defaults, the Company’s common stock is suspended from trading for a period of time or no longer listed on an eligible trading market, and certain bankruptcy-type events involving the Company or any subsidiary.  Upon an event of default, the holders may elect to require the Company to redeem all or any portion of the outstanding principal amount of the Convertible Notes for a price equal to the greater of 120% of (i) the amount to be redeemed (as calculated through the redemption date) and (ii) the product of (A) the conversion rate with respect to such amount in effect at such time as the holders deliver a redemption notice and (B) the greatest closing sale price of the Company’s common stock on any trading day during the period starting on the date immediately preceding the event of default and ending on the trading day immediately prior to the date the Company is required to pay the redemption amount.  The holders may elect to require the Company to redeem for cash all or any portion of the outstanding principal on the Convertible Notes in connection with a change of control of the Company.

In addition, at any time after the 60th day following the earlier to occur of (i) the first date on which the resale of common stock underlying the Convertible Notes is covered by one or more effective registration statements and (ii) the six month anniversary of the closing of the Private Placement, the Company may redeem all (but not less than all) of the then outstanding amount of the Convertible Notes in cash at a price equal to the greater of 125% of (i) the amount to be redeemed (as calculated through the redemption date) and (ii) the product of (A) the conversion rate with respect to such amount in effect at such time as the Company delivers a redemption notice and (B) the greatest closing sale price of the Company’s common stock on any trading day during the period starting on the date notice of redemption is given and ending on the date immediately prior to the redemption, provided that the Company may only deliver one such redemption notice.

Accounting for the Subordinated Convertible Notes

The Company has elected to account for the subordinated convertible notes (“Convertible Notes”) as an instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of ASC 815. The Company has identified all of the derivatives associated with the June 30, 2011 financing, however, several of the derivatives can not be reliably measured nor reliably associated with another derivative that can be reliably measured.  As such, the Company has appropriately valued these derivatives as a single contract together with the Convertible Notes. As permitted under ASC 825-10-10 the Company has elected, as of the issuance date to measure the Convertible Notes in their entirety at fair value with changes in fair value recognized as either gain or loss until the notes are settled. This election was made by the Company after determining that the aggregate fair value of the Convertible Notes to be more meaningful in the context of the Company’s financial statements than if separate fair values were assigned to each of the multiple embedded instruments contained in such Convertible Notes.

Upon issuance of the Convertible Notes the Company determined the initial carrying value of the Convertible Notes to be $16.0 million.  The Convertible Notes were immediately marked to fair value, resulting in a liability in the amount of $16.4 million.  The change in fair value related to the Convertible Notes was charged to change in fair value of convertible notes and warrant liabilities in the statement of operations for the period ended June 30, 2011 and totaled approximately $0.4 million.  Due to the Convertible Note being carried at fair value in accordance with ASC 825, financing costs associated with obtaining convertible notes have been immediately expensed. The Company paid approximately $1.1 million in related transaction costs, which is recorded as interest expense in the statement of operations for the three and six months ended June 30, 2011.

A summary of changes in the Convertible Notes is as follows:

	Convertible Notes
Initial gross proceeds	$16,000,000
Fair value adjustment	350,000	(1)
Fair value at June 30, 2011	$16,350,000

(1)   Amounts included in change in fair value of subordinated convertible notes and warrant liabilities on consolidated statement of operations.

Valuation - Methodology and Significant Assumptions

The process of analyzing/valuing financial and derivative instruments utilizes facts and circumstances as of the measurement date as well as certain inputs, assumptions, and judgment calls that may affect the estimated fair value of the instruments. The estimated fair value of the Convertible Notes is based on a utilization of certain valuation models that consider current and expected stock prices, expected volatility, expected interest rates, scheduled principal and interest payments, expected rate of returns and discount rates, probabilities of occurrences of certain future events, and expected liquidation horizons. Such inputs and assumptions as well as the conclusions of values are subject to significant estimates and actual results may differ.

The methods, inputs, and significant assumptions utilized in estimating the fair value of the Convertible Notes are summarized in the following sections.

Methods

A continuous-variable stochastic process in the form of a Monte-Carlo Simulation was utilized to estimate the fair value of the Convertible Notes as of the Issuance Date. Monte Carlo simulation, a process of randomly generating values for uncertain variables, is meant to imitate a real-life system especially when other analyses are too mathematically complex or too difficult to reproduce. This method was used to simulate future expected stock prices, variable strike prices, and the behavior of each of the instrument’s significant features, as discussed above, as well as the respective outcomes at each particular time in the future - bi-weekly time steps were utilized throughout the maturity of the Convertible Notes as well as daily time steps for purposes of estimating the adjustment to the Conversion price as discussed above. Other valuation methods were considered, such as the Black-Scholes-Merton option-pricing model and a binomial lattice model, but the simulation model was found as most appropriate in the analysis of the Convertible Notes due to the potential variability of the Conversion Price (and its path dependency on stock prices during a period of 10 consecutive trading days prior to the potential adjustment day) and the Company’s ability to force conversion should certain condition are met in the future (as discussed above).

The simulation model was first utilized to continuously simulate the expected prices of the Company’s common stock at each time step and throughout the remaining life of the instrument. Secondly, an analysis of each of the instrument’s significant features was conducted at each time step for purposes of determining the respective value of each feature and its affect on the price market participants would be willing to pay for the Convertible Notes. Based on the simulated stock prices, the value of each of the features at each time step, the greater of (or lower of — in the case of the options at the Company’s hands) the conversion positions, redemption positions, or holding positions (i.e. fair value as of each respective future time step discounted using the applicable effective discount rate) was conducted relative to each time step and from the perspective of the Holders, until a final fair value of the instrument is determined at the time step representing the measurement date. This model requires the following key inputs with respect to the Company and/or instrument:

Inputs

June 30, 2011
Stock Price	$2.39
Strike Price (subject to certain adjustments)	$2.92
Expected remaining term (in years)	2.00
Stock Volatility	65%
Risk-Free Rate (based on 2-years life)	0.45%
Forward Risk Rates (at each time step)	varies
Discount Rate (applicable to instrument’s debt feature)	25.00%
Probability of Equity-Like Positions (from Holders’ perspective and throughout life of instrument)	35.00%
Probability of Debt-Like Positions (from Holders’ perspective and throughout life of instrument)	65.00%
Effective discount rate	16.4%

Dividend Rate (on Company’s common stock)	0%
Outstanding Shares of Common Stock	119,327,864
Probability of an event of default (as defined in the Agreement)	5.0%
Probability of a change of control transaction (as defined in the Agreement)	5.0%
Number of Trials during each simulation analysis	100,000

Significant Assumptions:

•      The Company expects to pay on time (and in shares of the Company’s common stock) all principal and accrued interests due to the Holders on each of the Installment Dates (as discussed above). The dilution effects as a result of the payment in stock vs. cash was assumed to be immaterial to the overall conclusion of the fair value of the instrument as of the valuation date;

•      The volatility of the Company’s common stock was estimated by considering (i) the annualized daily volatility of the Company’s stock prices during the historical period preceding the respective valuation date and measured over a period corresponding to the remaining life of the instrument and (ii) the implied volatility based on the Company’s publicly-traded options to buy or sell the shares of the Company’s stock;

•      The quoted market price of the Company’s stock was utilized in the valuations because the authoritative guidance requires the use of quoted market prices without consideration of blockage discounts. The quoted market price may not reflect the market value of a large block of stock;

•      The quoted market price of the Company’s stock as of measurement dates and expected future stock prices were assumed to reflect the effect of dilution upon conversion of the instruments to shares of common stock;

•      The volume weighted average price for the 10 trading days preceding the potential adjustment to the Conversion Price was reasonably approximated by the average of the simulated stock price at each respective time step of the of the simulation model;

•      The simulated stock prices at each bi-weekly time steps following the date of the potential adjustment to the Conversion Price were assumed to reasonably approximates the Company’s stock prices during a period of 30 consecutive trading days (for purposes of determining whether the price condition underlying the Company’s right to force conversion, as discussed above, has been met;

•      Based on the Company’s historical operations and management’s expectations for the foreseeable future, the probability of occurrence during the reaming life of the instrument was assumed diminutive (thus assigned as 5% probability in the simulation model) for events of default and change of control transactions (as defined the Agreement);

•      Based on the Company’s historical operations and management’s expectations for the foreseeable future, equity conditions failures or fundamental transactions (as defined in the Agreement) were not expected to occur during the reaming life of the instrument;

•      The date of the potential adjustment date to the Conversion price, as discussed above, was assumed to be based on 45 days following the end of the 3rd calendar quarter of the current year (i.e. November 15, 2011); and

•      Based on the Company’s historical operations and management expectations for the near future, the Company’s stock was assumed to be a non-dividend-paying stock;

The following table details out the principal payments on the convertible notes through maturity.

Calendar Years Ending December 31,	Principal Payments on Convertible Note

2011	$1,523,810
2012	9,142,857
2013	5,333,333
Total	$16,000,000

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

Accrued warranty is included in other accrued expenses on the Company’s consolidated balance sheets.  The following is a summary of the Company’s accrued warranty activity for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Balance at beginning of period	$4,375,898	$2,221,885	$4,000,081	$1,869,579
Provision	502,655	855,898	1,312,678	1,385,517
Usage	(389,190)	(234,924)	(823,396)	(412,237)

Balance at end of period	$4,489,363	$2,842,859	$4,489,363	$2,842,859

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

For so long as any Warrant As remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less than $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A.  As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note L below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right.  During fiscal 2007, the Company paid approximately $1.4 million to redeem Warrant As representing 1,242,426 shares of common stock.  During 2008, the Company paid approximately $0.4 million to redeem Warrant As representing 303,031 shares of common stock.  (See table below for assumptions used in valuing the warrants redeemed).  During the six month period ended June 30, 2011, warrants to purchase 580,303 shares of common stock were exercised.  As of June 30, 2011 and December 31, 2010, Warrant As to purchase 556,061 and 1,136,364 shares of common stock were outstanding, respectively.

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

For so long as any Warrant Cs remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant Cs for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant C. As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note L below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right.  During 2007, the Company paid approximately $0.7 million to redeem Warrant Cs representing 621,215 shares of common stock.  During 2008, the Company paid approximately $0.2 million to redeem Warrant Cs representing 151,516 shares of common stock. (See table below for assumptions used in valuing the warrants redeemed).  During the six month period ended June 30, 2011, warrants to purchase 265,152 shares of common stock were exercised. As of June 30, 2011 and December 31, 2010, Warrant Cs to purchase 348,485 and 613,637 shares of common stock were outstanding, respectively.

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

During 2010, the Company notified the holders of the outstanding Warrant As and Warrant Cs that the holders were required to exercise 50% of their un-exercised warrants.   As a result of this notification by the Company holders of Warrant As exercised warrants to purchase 469,699 shares of common stock and holders of Warrant Cs exercised warrants to purchase 234,849 shares of common stock.  During the six month period ended June 30, 2011, an additional 580,303 Warrant As and 265,152 Warrant Cs were exercised, as noted above,  as a result of notification sent out to the remaining holders of the Warrant As and Warrant Cs.

The table below summarizes Black-Scholes option pricing model range of assumptions that were used in valuing the warrants redeemed for both the Warrant As and Warrant Cs.

Assumptions:	Warrant As	Warrant Cs

Expected life	5.68 years to 5.69 years	6.67 years to 6.68 years
Expected volatility ranging from	83.0%	85.0%
Dividends	none	none
Risk-free interest rate	3.75% - 3.84%	3.85% - 3.93%

Placement Agent Warrants

First Albany Capital (“FAC”) acted as placement agent in connection with the July 19, 2006 private placement. In addition to a cash transaction fee, FAC or its designees were entitled to receive five-year warrants to purchase 218,182 shares of the Company’s common stock at an exercise price of $1.87 per share. As of June 30, 2011 and December 31, 2010, Placement Agent warrants to purchase 218,182 shares of common stock were outstanding, respectively.  On July 15, 2011 the Placement Agent Warrants were exercised in full, resulting in the Company issuing 218,182 shares of common stock.

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

Upon issuance, the Company allocated $2.7 million of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $4.9 million and a charge to other expense of $2.2 million.  As of June 30, 2011 and December 31, 2010, the remaining outstanding warrants have been marked to fair value resulting in a derivative liability of $1.2 million and $5.5 million, respectively.

The credit to change in fair value of warrant liabilities, for the three and six months ended June 30, 2011 was $1.4 million $1.5 million and a charge of $0.9 million and a credit of $0.2 million for the three and six months ended June 30, 2010, related to Warrant As, Bs and Cs and placement agent warrants.

A summary of the changes in the fair value of the warrant liabilities:

Balance at December 31, 2009	$4,976,774
Warrants exercised	(175,328)
Fair value adjustment (1)	(1,088,978)
Balance at March 31, 2010	$3,712,468
Warrants exercised	(123,691)
Fair value adjustment (1)	857,965
Balance at June 30, 2010	$4,446,742
Balance at December 31, 2010	$5,454,109
Fair value adjustment (1)	(123,561)
Warrants exercised	(2,786,274)
Balance at March 31, 2011	$2,544,274
Fair value adjustment (1)	(1,373,622)
Balance at June 30, 2011	$1,170,652

(1)   Amounts included in change in fair value of note and warrant liabilities on consolidated statement of operations.

Valuation - Methodology and Significant Assumptions

The valuation of derivative instruments utilizes certain estimates and judgments that affect the fair value of the instruments. Fair values for the Company’s derivatives are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, forward yield curves and discount rates.  Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. (See Note C. Significant Accounting Policies and Basis of Consolidation for valuation related the 2007 Financing Warrants).

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

	Warrant As
Input	Dec. 31, 2009	Mar. 31, 2010	June 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011
Quoted Stock Price	$2.82	$2.42	$2.86	$4.50	$3.86	$2.39
Exercise Price	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	3.6	3.3	3.0	2.6	2.3	2.0
Stock Volatility	75%	75%	75%	70%	80%	75%
Risk-Free Rate	2.00%	1.74%	1.0%	0.84%	0.95%	0.47%
Dividend Rate	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A

	Warrant Cs
Input	Dec. 31, 2009	Mar. 31, 2010	June 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011
Quoted Stock Price	$2.82	$2.42	$2.86	$4.50	$3.86	$2.39
Exercise Price	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	4.5	4.3	4.1	3.6	3.3	3.0
Stock Volatility	75%	75%	70%	70%	85%	80%
Risk-Free Rate	2.44%	2.22%	1,41%	1.29%	1.43%	0.83%
Dividend Rate	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A

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

Input	Dec. 31, 2009	Mar. 31, 2010	June 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011
Quoted Stock Price	$2.82	$2.42	$2.86	$4.50	$3.86	$2.39
Exercise Price	$1.87	$1.87	$1.87	$1.87	$1.87	$1.87
Time to Maturity (in years)	1.55	1.30	1.05	0.55	0.30	0.05
Stock Volatility	75%	75%	60%	60%	90%	80%
Risk-Free Rate	0.84%	0.59%	0.34%	0.20%	0.11%	0.01%
Dividend Rate	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A

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

•      The quoted market price of the Company’s stock was utilized in the valuations because the authoritative guidance requires the use of quoted market prices without consideration of blockage discounts. The quoted market price may not reflect the market value of a large block of stock; and

•      The quoted market price of the Company’s stock as of measurement dates and expected future stock prices were assumed to reflect the effect of dilution upon conversion of the instruments to shares of common stock.

Note L. Redeemable Convertible Series B and Series C Preferred Stock

On October 31, 2003, the Company completed a $7.7 million equity transaction involving the issuance of 1,535 shares of its Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and warrants to purchase up to 1,228,000 shares of the Company’s common stock, to accredited investors (the “October 2003 Financing Transaction”).  In connection with the October 2003 Financing Transaction, the Company issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock was convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50.  As of June 30, 2010, the conversion price for the Series B Preferred Stock was $1.49 (as a result of adjustments to the conversion price following issuance in accordance with the terms of the Series B Preferred Stock).  During 2010, the remaining 75 shares of Series B Preferred Stock were converted by their holders resulting in the Company issuing 251,678 shares of common stock.  As of June 30, 2011 and 2010, 0 and 75 shares of Series B Preferred Stock were outstanding, respectively.  As of June 30, 2010, the liquidation preference of the remaining 75 shares of Series B Preferred Stock was $375,000, and these were convertible into 251,678 shares of common stock.

Dividends on Series B Preferred Stock

The shares of Series B Preferred Stock initially bore a cumulative dividend at a rate of 6% per annum; pursuant to its terms, this was increased to a rate of rate of 8% per annum on October 1, 2005. Dividends on the Series B Preferred Stock were payable semi-annually and, except in certain limited circumstances, were entitled to be paid by the Company, at its option, either through the issuance of shares of common stock or in cash.  The Company elected to pay the dividend in shares of common stock, and issued a number of shares of common stock equal to the quotient of the dividend payment divided by the greater of 80% of the average closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the date the dividend is required to be paid, and the conversion price, which was initially $2.50, but which had subsequently been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 (as of June 30, 2010).

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

Series C Convertible Preferred Stock and Related Warrants

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

The private placement occurred in two closings.  The first closing occurred on November 8, 2007.  At the first closing, the Company issued 10,000 shares of Series C Preferred Stock at $1,000 per share for an aggregate gross purchase price of $10.0 million.  The Company also issued warrants to purchase an aggregate of 15,262,072 shares of common stock (the “Tranche I Warrants”).  These warrants are exercisable for a seven-year term and had an initial exercise price of $1.44 per share and were not exercisable until May 8, 2008.  As a result of stockholder approval of the second closing and related matters on December 20, 2007, as described below, the exercise price of these warrants was reduced to $1.25 per share.  The Company considered this a cancellation and reissuance of new warrants and accounted for the change in the fair value of the warrants in the allocation of net proceeds associated with the second closing and treated it as a deemed dividend to the Series C Preferred Stock holders. See “Accounting for the Series C Preferred Stock” below.  During the year ended December 31, 2010, Tranche I Warrants to purchase 7,631,036 shares of common stock were exercised via a cashless exercise, resulting in the issuance of 5,038,970 shares of common stock.  As of June 30, 2011 and 2010, Tranche I Warrants to purchase 7,631,036 and 15,262,072 shares of common stock were outstanding, respectively.

At the second closing, which occurred on December 20, 2007, following stockholder approval, the Company issued 15,000 shares of Series C Preferred Stock for an aggregate gross purchase price of $15.0 million, of which $10.0 million was paid through the cancellation of the promissory notes previously issued to the Investors on November 7, 2007.  At this closing, the Company also issued warrants (the “Tranche II Warrants”) to purchase an aggregate of 4,449,467 shares of common stock at an exercise price of $1.25 per share.  These warrants are exercisable for a seven-year term and are exercisable immediately.  During the year ended December 31, 2010, Tranche II Warrants to purchase 253,580 shares of common stock were exercised via a cashless exercise, resulting in the issuance of 167,445 shares of common stock.  As of June 30, 2011 and 2010, Tranche II Warrants to purchase 4,195,887 and 4,449,467 shares of common stock were outstanding, respectively.

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

During the three and six months ended June 30, 2011, as a result of warrant exercises, the Company issued warrants to purchase an aggregate of 422,727 shares of common stock to the Investors; these warrants expire on March 31, 2018.  The Company valued the warrants issued in March 2011 using a Black-Scholes option pricing model with the assumptions detailed below with fair value of approximately $1.3 million.

During the three and six months ended June 30, 2010, as a result of warrant exercises, the Company issued warrants to purchase an aggregate of 246,134 and 403,560 shares of common stock, respectively, to the Investors; these warrants expire on June 30, 2017  and March 31, 2017, respectively.  The Company valued the warrants issued using a Black-Scholes option pricing model with the assumptions detailed below with the value of approximately $0.9 million and $0.3 million, respectively.  After valuing the warrants the Company allocated the calculated value to the relative fair value of each tranche of preferred stock.  As a result, the Company recorded the allocated value of the warrant and the beneficial conversion feature of $0.5 million and $0.2 million, for the three and six month periods ended June 30, 2010, respectively, in the aggregate to the second closing of the Series C Preferred Stock.  For the three and six month periods ended June 30, 2010, the Company recorded a deemed dividends on the Series C Preferred Stock of $0.5 million and $0.4 million, respectively, related to the beneficial conversion feature.  See “Accounting for the Series C Preferred Stock” below.

Input	March 31, 2010	June 30, 2010	March 31, 2011
Quoted Stock Price	$2.42	$2.86	$3.86
Exercise Price	$1.66	$1.66	$1.66
Time to Maturity (in years)	7.00	7.00	7.00
Stock Volatility	80.8%	79.13%	72.0%
Risk-Free Rate	2.4%	2.5%	2.0%
Dividend Rate	0%	0%	0%

As of June 30, 2011, if all of the remaining existing warrants are exercised, the Company would need to issue warrants to purchase an additional 561,364 shares of common stock to the Investors.

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

The components of the carrying value of the Series C Preferred Stock from December 31, 2009 to June 30, 2010, are as follows:

Total
Balance at December 31, 2009	$22,257,423
Accretion of original issue discount to redemption value	2,293,125
Dividend for the six months ending June 30, 2010 (1)	723,757
Additional discount from issuance of warrants and beneficial conversion feature	(515,000)
Balance at June 30, 2010 (2)	$24,759,305

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

Note M. Stock Option Plans

Stock Option Plans

Under the Company’s 2002 and 2005 Stock Option Plans (collectively, the “Plans”), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase shares of the Company’s common stock. At June 30, 2011, 4,081,233 shares are available for future grants under the Plans.

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

The following table summarizes the Company’s stock option activity (both under the Plans and outside of the Plans) since December 31, 2010:

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(years)	Value
Outstanding at December 31, 2010	13,426,968	$2.33	7.74	$29,712,186
Grants	453,500	$4.40
Exercises	(152,873)	$1.93
Cancellations	(14,875)	$2.70
Outstanding at March 31, 2011	13,712,720	$2.40	7.60	$21,491,780
Grants	2,225,000	$2.98
Exercises	(165,375)	$1.61
Cancellations	(1,031,123)	$3.18
Outstanding at June 30, 2011	14,741,222	$2.44	7.56	$4,492,398

Vested or expected to vest at June 30, 2011	14,185,212	$2.41	7.50	$4,468,476
Exercisable at June 30, 2011	7,374,591	$2.00	6.49	$3,335,896
Exercisable at December 31, 2010	6,000,134	$2.06	6.59	$15,147,062

Information relating to stock options outstanding (both under the Plans and outside of the Plans) as of June 301, 2011 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price
$0.62	to	$1.89	1,770,326	6.27	$1.32	1,310,617	$1.31
$1.90	to	$1.90	4,805,020	6.84	$1.90	3,601,265	$1.90
$1.91	to	$2.35	2,292,938	7.22	$2.28	1,140,638	$2.25
$2.39	to	$2.99	3,753,438	8.54	$2.78	1,220,821	$2.57
$3.08	to	$4.98	2,034,500	9.25	$4.12	21,250	$3.46
$5.13	to	$5.13	5,000	9.55	$5.13	0	$0.00
$5.26	to	$5.26	80,000	0.60	$5.26	80,000	$5.26
$0.62	to	$5.26	14,741,222	7.56	2.44	7,374,591	$2.00

Options to purchase 165,375 and 318,248 shares were exercised during the three and six month period ended June 30, 2011, respectively, and these options had an intrinsic value of approximately $0.3 million and $0.6 million, respectively, on the date of exercise.  Options to purchase 398,970 and 709,659 shares were exercised during the three and six month period ended June 30, 2010, and these options had an intrinsic value of approximately $1.1 million and $1.9 million on the date of exercise, respectively.

During 2010, as an inducement to his joining the Company, the Company granted its Chief Financial Officer options to acquire 1,000,000 shares of common stock at a price per share equal to $2.33, the closing price of the common stock on March 15, 2010, the date his employment commenced. The option vests over four years, with the first 25% vesting on March 15, 2011 and the balance vesting in equal quarterly installments over the following three years. Of these options, one option to purchase 500,000 shares was issued under the Company’s 2005 Plan and one option to purchase 500,000 shares was issued outside of the 2005 Plan.  In May 2011 the Company terminated the employment of its then Chief Financial Officer, at which time options to purchase 250,000 shares of common stock had vested.  Pursuant to the terms of the former Chief Financial Officers employment agreement, these vested options will remain exercisable for one year from the date of his termination.

Note N. Warrants

A summary of the status of the Company’s warrants as of the three months ended June 30, 2011 and June 30, 2010 and the changes for these periods are presented below.  The Company received proceeds of $1.5 million and $0.6 million related to the 2011 and 2010 exercises, respectively.

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Number of Shares	Weighted Average Price		Number of Shares	Weighted Average Price
Outstanding at beginning of period	15,974,171	$1.57	(2)	24,857,329	$1.48	(2)
Granted (1)	422,727	1.66		995,276	2.12
Exercised	(845,455)	1.82		(907,120)	1.91
Outstanding at end of period	15,551,443	$1.38		24,945,485	$1.38

(1)   The Company issued warrants to purchase 422,727 and 995,276 shares of common stock during 2011 and 2010, respectively, at $1.66 and $2.12 per share to the Investors as a result of warrant exercises during the six months ended June 30, 2011 and 2010. These warrants are immediately exercisable upon their issuance and have a 7 year life.

(2)   On June 30, 2011, the Company modified the terms of warrants to purchase 591,716 shares of common stock issued to its subordinated debt holders to lower the exercise price from $2.43 to $2.00 per share.

Note O. Segment Disclosures

Following the sale in 2008 of its Electronics and Power Systems US segments and the classification in 2009 of its Applied Technology segment as part of discontinued operations, and subsequent sale during the quarter ended March 31, 2010, the Company believes it operates in one business segment, Renewable Energy Solutions.

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue by geographic region based on location of customer (1):
United States	$26,312,657	$10,592,007	$71,284,289	$19,946,919
China	2,324	1,499,125	9,352,324	3,654,321
Taiwan	3,374,676	—	3,541,388	—
India	1,804,000	—	5,904,000	—
Czech Republic	305,142	8,319,538	360,542	11,406,600
Canada	10,125,828	3,065,472	12,024,823	3,140,902
Germany	316,326	2,025,145	316,326	2,025,145
Belgium	58,080	1,680,360	58,080	1,708,823
Italy	56,018	—	773,626	—
France	3,696	—	560,862	—
Australia	250,896	—	250,896	—
Greece	2,854,861	437,795	3,011,498	437,795
Rest of World	32,532	8,031	63,319	39,447
Total Revenue	$45,497,036	$27,627,473	$107,501,973	$42,359,952

(1)  Does not include revenue from discontinued operations for all periods presented.

	June 30, 2011	December 31, 2010
Long-lived assets by geographic region based on location of operations (2):
United States	$10,160,371	$5,421,764
Canada	2,048,151	1,862,521
China	348,707	—
Total long-lived assets	$12,557,229	$7,284,285

(2) Does not include assets from discontinued operations for all periods presented.

Note P. Restructuring Costs

On June 30, 2011, the Company completed a plan of reorganization approved by management.  As a result of the restructuring, the Company recorded approximately $1.1 million in payroll-related costs relating to an approximately 15% reduction in the Company’s workforce.  None of the terminated employees were required to provide any service to the Company subsequent to their receiving notification of termination.  As of June 30, 2011, approximately $1.0 million remains to be paid.

During the quarter ended March 31, 2010, the Company completed the final steps of its reorganization efforts in accordance with a plan of reorganization approved by the Board of Directors.  As a result of the March 2010 restructuring, the Company recorded approximately $0.8 million in payroll-related costs.  As of June 30, 2011, all amounts have been paid to the terminated employees.  None of the terminated employees were required to provide any service to the Company subsequent to their receiving notification of termination.

Note Q. Employee Benefit Plan

During 2010, the Company implemented its employee stock purchase plan (“ESPP”) and reserved 2,000,000 shares of common stock for this purpose.  Under the ESPP, qualified employees may purchase shares of common stock by payroll deduction at a 15% discount from the market price.  During the three and six months ended June 30, 2011, 154,842 and 252,883 shares of common stock were issued under the ESPP.  As of June 30, 2011, 1,667,222 shares of common stock were available for distribution under the ESPP.  The Company recorded non-cash stock-based compensation expense of approximately $290,000 and $424,000 for the three and six month periods ended June 30, 2011.

Note R. Shareholders Rights Agreement

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

Note S. Subsequent Events

The Company has evaluated all events or transactions through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its consolidated financial statements or disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and notes in Item 1 of this report and with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

This report contains or incorporates by reference forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include statements concerning our expected financial results; the competitive nature of the markets in which we compete; the demand for our products; our ability to introduce new products and technologies; our ability to effectively manage growth; and our ability to obtain sufficient capital to expand our business. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by these forward-looking statements. These important factors include the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1A of our Quarterly Reports, including this Quarterly Report, which identify certain risks and uncertainties that may have an impact on our future earnings and the direction of our Company.

These risks include, among others, the following: our history of operating losses; our ability to meet our debt obligations;  our ability to maintain compliance with Nasdaq Marketplace Rules for continued listing on Nasdaq; the demand for our products; the availability of third-party financing arrangements for our customers; our ability to maintain our technological expertise in design and manufacturing processes; our ability to protect our intellectual property; our ability to attract and retain highly qualified personnel; our success against our competitors; our dependence on third-party suppliers; our exposure to losses from fixed price engineering contracts; our ability to manage our growth; product liability claims; environmental laws and regulations; demand for alternative energy solutions; the risks associated with international operations; the credit risks associated with some of our customers; and the availability of sufficient funds for our corporate needs.

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

Contract Losses

When the current estimates of total contract revenue for a customer order indicate a loss, a provision for the entire loss on the contract is recorded. For the three and six months ended June 30, 2011 we recorded a contract loss on a customer order of approximately $1.1 million. In addition, we incurred approximately $4.0 million of costs related to product development. At June 30, 2011 the accrued contract costs were approximately $2.3 million.

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

Subordinated Convertible Notes

The subordinated convertible notes include features that qualify as embedded derivatives, such as (i) the holder’s right to convert, (ii) our option to force conversion into shares of common stock of the Company, and (iii) the holder’s prepayment options. We have elected to measure the subordinated convertible notes and the embedded derivatives in their entirety at fair value with changes in fair value recognized as either gain or loss. This election was made by us after concluding that several of the derivatives cannot be reliably measured nor reliably associated with another derivative that can be reliably measured and determining that the aggregate fair value of the notes to be more meaningful in the context of our financial statements than if separate fair values were assigned to each of the multiple embedded instruments contained such notes.

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

Recent Developments

Amended and Restated Credit Agreement

On April 22, 2011, we entered into an Amended and Restated Credit Agreement (as amended to date, the “Amended Loan Agreement”) with Silicon Valley Bank (the “Bank”), as administrative agent, issuing lender and swingline lender, and such other lenders as set forth from time to time in the Amended Loan Agreement.  The Amended Loan Agreement amended and restated our existing loan agreement, and provides for a senior secured revolving credit facility of up to $35 million.  In addition, we may make a one-time request for an additional $15 million to increase the credit facility to an aggregate of $50 million, subject to the approval of the lending group.

Total outstanding debt under the Amended Loan Agreement may not exceed (a) the sum of (1) 80% of the book value of eligible accounts (other than those accounts payable in Euros or Canadian dollars), plus (2) 70% of the book value of eligible accounts payable in Euros or Canadian dollars, plus (3) 80% of the eligible foreign accounts, plus (4) 70% of the eligible Chinese accounts, plus (5) the lesser of (i) 60% of the cost of eligible inventory or (ii) the net orderly liquidation value of eligible inventory, as adjusted pursuant to the Amended Loan Agreement, less (b) the amount of any reserves established by the Bank.

The Amended Loan Agreement contains restrictions regarding the incurrence of additional indebtedness by us or our subsidiaries, the ability to enter into various fundamental changes (such as mergers and acquisitions), the ability to make certain payments or investments, and other limitations customary in senior secured credit facilities.  In addition, we must comply with certain financial conditions if its liquidity (defined as cash on deposit with the Bank plus availability under the Amended Loan Agreement) is less than $15 million.

Borrowings under the Amended Loan Agreement are permitted to be used for refinancing the amounts outstanding under the existing loan agreement with the Bank, to repay certain fees and expenses, and for ongoing working capital and general corporate purposes.  Interest on outstanding indebtedness under the Amended Loan Agreement will accrue at an annual rate equal to (a) the higher of (i) the prime rate and (ii) the federal funds effective rate plus one-half of one percent (0.5%) plus (b) the applicable margin.  The initial applicable margin is 0.75%, and is subject to adjustment based on our liquidity in each fiscal quarter such that, if our liquidity is above $35 million, then the applicable margin is reduced to 0.25%.

Our obligations under the Amended Loan Agreement are secured under various collateral documents by first priority liens on substantially all of our assets and the assets of certain of our subsidiaries.

The Amended Loan Agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform obligations under the Amended Loan Agreement and related documents, defaults on other indebtedness in excess of $200,000, the occurrence of a change of control of the company, and certain other events.  Upon an event of default, the Bank may accelerate maturity of the loans and enforce remedies under the Amended Loan Agreement and related documents.

The Amended Loan Agreement, if not sooner terminated in accordance with its terms, originally expired on April 23, 2014.  On June 30, 2011, in conjunction with our subordinated convertible note financing discussed below, the Amended Loan Agreement was amended to expire on April 23, 2013.

At June 30, 2011 and December 31, 2010, we had $35.0 million and $15.0 million, respectively, outstanding under the Amended Loan Agreement.  The rate used was the Bank’s prime rate of 3.5% plus 0.50% (or 4.0% at June 30, 2011) and the Bank’s prime rate of 4.0% plus 0.50% (or 4.5% at December 31, 2010).  At June 30, 2011 and December 31, 2010, we were in compliance with the liquidity and Adjusted EBITDA covenant requirements of the Amended Loan Agreement.  As of June 30, 2011 we had $0 available under the line of credit.

June 2011 Subordinated Convertible Note Financing

On June 29, 2011, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchaser named therein (the “Purchaser”) in connection with the private placement of $16.0 million aggregate principal amount of unsecured, subordinated convertible notes (the “Notes”).  The private placement closed on June 30, 2011.  The Purchase Agreement provided for the issuance and sale of the Notes to the Purchaser for aggregate gross proceeds of $16.0 million.  The Purchase Agreement contains agreements and covenants between us and the Purchaser, including that:

•      we will not issue, offer or sell any equity securities, including convertible securities, subject to certain exceptions, until the date that is 30 days following the earlier of (i) the effectiveness of this registration statement covering the shares underlying the Notes and (ii) the six month anniversary of the closing date of the issuance and sale of the Notes;

•      we will not file a registration statement relating to any of our securities (other than the common stock underlying the Notes), until the date that is 30 days following the earlier of (i) the effectiveness of this registration statement covering the shares underlying the Notes and (ii) the six month anniversary of the closing date of the issuance and sale of the Notes (other than a registration statement on Form S-8 or Form S-4);

•      for so long as the Notes are outstanding, we will not redeem or declare or pay any dividends on, any of our securities without consent of the holder of the Notes;

•      for so long as the Notes are outstanding, we will timely file all reports required to be filed by us with the SEC;

•      we will maintain our listing on the Nasdaq Capital Market or other eligible market; and

•      for so long as the Notes are outstanding, we will not effect any stock combinations, reverse stock splits or similar transactions with prior written consent of the holder of the Notes.

The Notes have an aggregate principal amount of $16.0 million and are convertible into shares of our common stock at an initial conversion price of $2.92, subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges.  In addition, the conversion price will be adjusted, on the eleventh trading day following the public announcement of our financial results for the quarter ending September 30, 2011 (the “Adjustment Date”), to the lower of (i) the then effective conversion price and (ii) 110% of the arithmetic average of the volume weighted average price of our common stock for the ten consecutive trading days ending on the trading day immediately preceding the Adjustment Date.  The Notes are convertible at the option of the holders into shares of our common stock at any time at the then applicable conversion price.

The Notes mature on July 1, 2013, and bear interest at a rate of 7.0% per annum.  Interest is payable monthly, beginning on November 1, 2011, and may be made in cash or, at our option if certain equity conditions are satisfied, in shares of our common stock.  If interest is paid in shares of our common stock, the price per share will be at the lower of (i) the then current conversion price and (ii) 88% of the arithmetic average of the volume weighted average price of our common stock for the ten consecutive trading days ending on the trading day immediately preceding the payment date.

If at any time following the Adjustment Date, the closing sale price of our common stock exceeds 175% of the conversion price for 30 consecutive trading days, then, if certain equity conditions are satisfied, we may require the holders of the Notes to convert all or any part of the outstanding principal into shares of common stock at the then applicable conversion price, provided that we may only make a one-time election to force conversion.  The Notes contain certain limitations on optional and mandatory conversion, including that, absent stockholder approval of the transaction, We will not issue shares of common stock under the Notes in excess of 19.99% of our outstanding shares on the closing date.

The Notes contain certain covenants and restrictions, including, among others, that, for so long as the Notes are outstanding, we will not incur any indebtedness that is senior to, or on parity with, the Notes in right of payment, subject to limited exceptions for existing indebtedness.  Events of default under the Notes include, among others, payments defaults, cross-defaults, our common stock is suspended from trading for a period of time or no longer listed on an eligible trading market, and certain bankruptcy-type events involving our company or any of our subsidiaries.  Upon an event of default, the holders of the Notes may elect to require us to redeem all or any portion of the outstanding principal amount of the Notes for a price equal to the greater of 120% of (i) the amount to be redeemed (as calculated through the redemption date) and (ii) the product of (A) the conversion rate with respect to such amount in effect at such time as the holders deliver a redemption notice and (B) the greatest closing sale price of our common stock on any trading day during the period starting on the date immediately preceding the event of default and ending on the trading day immediately prior to the date we are required to pay the redemption amount.  The holders may elect to require us to redeem for cash all or any portion of the outstanding principal on the Notes in connection with a change of control of our company.

In addition, at any time after the 60th day following the earlier to occur of (i) the first date on which the resale of common stock underlying the Notes is covered by one or more effective registration statements and (ii) the six month anniversary of the closing of the private placement, we may redeem all (but not less than all) of the then outstanding amount of the Notes in cash at a price equal to the greater of 125% of (i) the amount to be redeemed (as calculated through the redemption date) and (ii) the product of (A) the conversion rate with respect to such amount in effect at such time as we deliver a redemption notice and (B) the greatest closing sale price of our common stock on any trading day during the period starting on the date notice of redemption is given and ending on the date immediately prior to the redemption, provided that we may only deliver one such redemption notice.

We also entered into a Registration Rights Agreement with the Purchaser pursuant to which we agreed to register the common stock issuable upon conversion or redemption of, or the payment of principal or interest on, the Notes.  We agreed to file a registration statement under the Securities Act within 20 days of the closing of the private placement to register the resale of the shares of common stock issuable upon conversion of the Notes and as payment of principal or interest on the Notes, which we have completed.  We agreed to use our reasonable best efforts (i) to cause the registration statement to be declared effective within 70 days following the closing of the private placement (or 90 days if the registration statement is reviewed by the SEC), and the registration statement was declared effective on July 27, 2011, and (ii) to keep the registration statement effective until the earlier of (1) the date all of the securities covered by the registration statement have been sold and (2) the date all of the securities covered by the registration statement may be sold without restriction under Rule 144 promulgated under the Securities Act.  If we fail to comply with these or certain other provisions, then we will be required to pay liquidated damages of 1% of the aggregate outstanding principal amount of the Notes for the initial occurrence of such failure and for each subsequent 30 day period in which the failure continues.

In connection with the private placement, we amended certain outstanding warrants held by subordinated lenders to reduce the exercise price of those warrants from $2.43 to $2.00 per share, as discussed in Note I of the notes to our consolidated financial statements included in this report.

Results of Operations

Three Months Ended June 30, 2011 (“2011”) Compared to Three Months Ended June 30, 2010 (“2010”)

Revenue.  Total revenue for 2011 increased approximately $17.9 million, or 64.4%, from $27.6 million in 2010 to $45.5 million in 2011.

	Three Months Ended
	June 30,	June 30,
(Amounts in Millions)	2011	2010	Change $	% Change
Product Revenue
Renewable Energy Solutions	$45.5	$27.6	$17.9	64.7%
Total Revenue	$45.5	$27.6	$17.9	64.7%

Renewable Energy Solutions revenue increased by approximately $17.9 million, or 64.7%, from approximately $27.6 million in 2010 to approximately $45.5 million in 2011 due to the continued adoption of our photovoltaic power conversion solutions and our continued growth in North America.

Gross Margin. Gross margin declined from 20.8% in 2010 to 8.0% in 2011.  The decline in gross margin over the period of a year ago was primarily due to a reduction in market pricing, a contract loss related to a significant project and a $1.6 million charge for excess inventories.

Research and development expenses.  We expended approximately $9.7 million on research and development in 2011 compared with $2.7 million spent in 2010.  The increase in spending during 2011 was largely attributable to a $4.1 million one-time expense for research and development and charges associated with a new product line.  The balance of the increase continues to be driven by a planned increase in costs associated with certification of our new products and increases to our technical staffing.  These additional resources are developing the new products, features and customer solutions which we believe will allow us to take advantage of both short-term and long-term market opportunities.  This investment in research and development is critical to both our current and future success.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by approximately $4.6 million, or 56%, from $8.3 million in 2010 to $12.9 million in 2011.  Approximately $0.4 million of the increase is directly attributable to compensation costs related to the issuance of stock options to our employees and directors.  Approximately $1.3 million of the increase was associated with increased corporate costs, $0.7 million of the increase was due to a bad debt provision and approximately $3.0 million of the increase was due to the higher sales and marketing costs, which are directly related to international business expansion and our continued marketing efforts.

Restructuring costs.  In 2011, we eliminated certain positions across the organization in accordance with a plan of reorganization approved by the senior management.  As a result we recorded approximately $1.1 million in payroll and related costs for 2011.  As of June 30, 2011, approximately $1.0 million remains outstanding to be paid.  None of the terminated employees were required to provide services subsequent to their receiving notification of termination.  In 2010, we eliminated certain positions within our operations and sales organizations in accordance with a plan of reorganization approved by the Board of Directors.  As a result we recorded approximately $0.8 million in payroll and related costs for 2010.  As of June 30, 2011 all amounts have been paid to the terminated employees.  None of the terminated employees were required to provide any services subsequent to their receiving notification of termination.

Change in fair value of subordinated notes and warrant liabilities.  The change in fair value of subordinated convertible notes and warrants for 2011 was a credit of approximately $1.0 million. The change in fair value of the subordinated convertible notes and warrants consists primarily of a credit related to the change in valuation of our Warrant As, Warrant Cs and placement agent warrants of $1.4 million and a charge of $0.4 million related to our Subordinated Convertible Notes.  The change in fair value of the warrants for 2010 was a charge of approximately $0.9 million. This charge related to the change in valuation of our Warrant As and Warrant Cs and placement agent warrants in 2010.

Other income (expense).  Other expense was approximately $0.3 million for 2011 compared to other expense of approximately $0.3 million for 2010.  Other expense for 2011 consists primarily of $0.2 million of foreign currency translation losses, as well as other expenses not related to ongoing operations offset by other income not related to operations.  Other expense for 2010 consists primarily of $0.3 million of foreign currency translation losses as well as other expenses not related to ongoing operations offset by other income not related to operations.

Interest expense.  Interest expense increased in 2011 to $2.0 million as compared to $0.2 million for 2010.  Interest expense for 2011 includes approximately $1.1 million in transaction costs related to our subordinated convertible notes, $0.5 million related to our subordinated debt and $0.4 million related to our line of credit.  Interest expense for 2010 includes approximately $0.2 million in interest related to our line of credit balance outstanding during the period and an immaterial amount of non-cash dividends on our Series B Preferred Stock, which we have paid in shares of our common stock.

Deferred Revenue.  Deferred revenue was approximately $27.9 million at June 30, 2011 as compared to $19.7 million at December 31, 2010, an increase of approximately $8.2 million.  We record deferred revenue (i) when a customer is invoiced or pays in advance or (ii) when provisions for revenue recognition on items shipped have not been achieved or the items have not yet been received by the customer due to shipping terms such as FOB destination.  When an item is deferred for revenue recognition purposes, the deferred revenue is recorded as a liability and the deferred costs are recorded as a component of inventory in our consolidated balance sheets.  Deferred revenue also consists of cash received for extended product warranties.  Currently deferred revenue is composed of approximately $10.1 million related to pre-payments on orders currently being manufactured and $17.8 million on deferred revenue related to extended warranties sold to customers that purchased our products.

Six Months Ended June 30, 2011 (“2010 Period”) Compared to Six Months Ended June 30, 2010 (“2009 Period”)

Revenue.  Total revenue for 2011 was $107.5 million, an increase of approximately $65.1 million, or 153.8%, from $42.4 million in 2010.

	Six Months Ended
	June 30,	June 30,
(Amounts in Millions)	2011	2010	$ Change	% Change
Product Revenue
Renewable Energy Solutions	$107.5	$42.3	$65.2	154.1%

Other Legacy	—	0.1	(0.1)	-100%
Total Product Revenue	$107.5	$42.4	$65.1	153.8%

Renewable Energy Solutions revenue increased by approximately $65.2 million, or 154.1%, from approximately $42.3 million in 2010 to approximately $107.5 million in 2011 due to the continued adoption of our photovoltaic power conversion solutions and our continued growth in North America and Asia.

Gross Margin. Gross margin declined from 18.3% in 2010 to 17.2% in 2011.  The decline in gross margin was primarily due to a reduction in market pricing, cost overruns related to a significant project and a $1.6 million charge for excess inventories.  This is partially offset by our continued material cost reduction programs, and the successful transfer of a significant portion of our manufacturing to our contract manufacturer.

Research and development expenses.  We expended approximately $15.9 million on research and development in 2011 compared with $5.4 million spent in 2010.  The increase in spending during 2011 was largely attributable to a $4.1 million one-time expense for research and development and charges associated with a new product line The balance of the increase was driven by a planned increase in costs associated with certification of our new products and continued new product development, including increases in our technical staffing.  These additional resources are developing the new products, features and customer solutions which we believe will allow us to take advantage of both short-term and long-term market opportunities.  This investment in research and development is critical to both our current and future success.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by approximately $9.3 million, or 66.8%, from $13.9 million in 2010 to $23.1 million in 2011.  Approximately $0.7 million of the increase is directly attributable to compensation costs related to the issuance of stock options to our employees and directors. Approximately $2.0 million of the increase was related to higher legal and general corporate costs in 2011 as compared to 2010.  In addition, approximately $6.5 million of the increase was due to the higher sales and marketing costs directly related to international business development and sales expansion in Europe and Asia, company re-branding and our increased outbound marketing efforts and increased provisions for potentially uncollectible accounts in 2011 compared to 2010.

Restructuring costs.  In 2011, we eliminated certain positions across the organization in accordance with a plan of reorganization approved by the senior management.  As a result we recorded approximately $1.1 million in payroll and related costs.  As of June 30, 2011, approximately $1.0 million remains outstanding to be paid.  None of the terminated employees were required to provide services subsequent to their receiving notification of termination.  In 2010, we eliminated certain positions within our operations and sales organizations in accordance with a plan of reorganization approved by the Board of Directors.  As a result we recorded approximately $0.8 million in payroll and related costs for 2010.  As of June 30, 2011 all amounts have been paid to the terminated employees.  None of the terminated employees were required to provide any services subsequent to their receiving notification of termination.

Change in fair value of subordinated convertible notes and warrant liabilities.  The change in fair value of the subordinated convertible notes and warrants for 2011 was a credit of approximately $1.1 million.  The change in fair value of the subordinated convertible notes and warrants consists primarily of a credit related to the change in valuation of our Warrant As, Warrant Cs and placement agent warrants in of $1.5 million and a charge of $0.4 million related to our Subordinated Convertible Notes.  The change in fair value of the warrants for 2010 was a credit of approximately $0.2 million.  This credit related to the change in valuation of our Warrant As, Warrant Cs and placement agent warrants in 2010.

Other Income (expense).  Other expense was approximately $0.5 million for 2011 compared to other income of approximately $0.3 million for 2010.  Other expense for 2011 consists primarily of $0.2 million of foreign currency translation as well as expenses not related to ongoing operations.  Other expense for 2010 consisted primarily of approximately $0.3 million of foreign currency translation as well as other expenses not related to ongoing operations offset by other income not related to operations.

Interest expense.  Interest expense increased approximately $2.3 million in 2011 to approximately $2.6 million as compared to approximately $0.3 million in 2010.  Interest expense for 2011 includes approximately $1.1 million in transaction costs related to our subordinated convertible Notes, $0.5 million related to our line of credit during the period, approximately $1.0 million of interest and amortization of the deferred financing costs related to our subordinated debt, and to a lesser extent fees for professional services for the valuation of our warrant instruments as well as other expenses not related to ongoing operations.  Interest expense for 2010 includes approximately $15,000 of non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock,  approximately $0.2 million related to our line of credit during the period,  approximately $76,000 of interest and amortization of the deferred financing costs related to our subordinated debt, and to a lesser extent fees for professional services for the valuation of our warrant instruments as well as other expenses not related to ongoing operations.

Income from discontinued operations.  Income from discontinued operations was approximately $31,000 for the six months ended June 30, 2010.  The income from discontinued operations is a result of the sale of our Applied Technology division.  See Note D. “Discontinued Operations” for more information related to the sale of this division.

Gain on sale of discontinued operations.  As a result of the sale of our Applied Technology division, we recorded income of approximately $0.5 million during 2010.  See Note D. “Discontinued Operations” for more information related to the sale of this division and the composition of the gain calculated.

Liquidity and Capital Resources

As of June 30, 2011, we had approximately $28.4 million of cash.

Based upon our current working capital position, current operating plans and expected business conditions, we believe that our current cash and our asset based financing options will be adequate to fund our operations through June 30, 2012.  Beyond 2011, we expect to fund our working capital needs and other commitments primarily through our operating cash flow, which we expect to improve as our product costs continue to decrease and our unit volumes continue to grow.  We also expect to use our credit facility to fund a portion of our capital needs and other commitments.  We have availability under our line of credit of $7.1 million as of July 31, 2011.  See “Recent Developments” for the amendment to the Credit Agreement and a description of the $16 million subordinated convertible note financing.

Our funding plans for our working capital needs and other commitments may be adversely impacted if we fail to realize our underlying assumed levels of revenues and expenses, or if we fail to remain in compliance with the covenants of our bank line, subordinated debt or subordinated convertible notes.  If any of these events were to occur, we may need to raise additional funds in order to sustain operations by selling equity or taking other actions to conserve our cash position, which could include selling of certain assets, delaying capital expenditures and incurring additional indebtedness, subject to the restrictions in the credit facility with Silicon Valley Bank and the subordinated convertible notes.  Such actions would likely require the consent of Silicon Valley Bank, the lender of our subordinated debt and/or the holder of our subordinated convertible notes, and there can be no assurance that such consents would be given. Furthermore, there can be no assurance that we will be able to raise such funds if they are required.

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

We have incurred significant costs to develop our technologies and products.  These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of June 30, 2011, we had an accumulated deficit of approximately $266.8million.  Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities and convertible debt, public security offerings, borrowings under our lines of credit and capital equipment leases.

As of June 30, 2011, our cash and cash equivalents were $28.4 million; this represents a decrease in our cash and cash equivalents of approximately $1.7 million from the $30.1 million on hand at December 31, 2010.

Cash used in operating activities from continuing operations for the six months ended June 30, 2011 was $33.0million as compared to $19.6 million for the six months ended June 30, 2010.  Cash used in operating activities from continuing operations during the six months ended June 30, 2011 was primarily attributable to the net loss of approximately $23.4 million, a general increase in working capital, offset by non-cash items such as the change in the fair value of our warrants, depreciation and amortization, deferred revenue, increases in allowances for uncollectible accounts and excess and obsolete inventory, non-cash compensation and consulting expense, accrued contract losses and non-cash interest expense.

Cash used in investing activities from continuing operations during the six months ended June 30, 2011 was $5.7 million as compared to cash used in investing activities from continuing operations of $1.0 million for the six months ended June 30, 2010.  Cash used in investing activities for 2011 and 2010 was for capital expenditures.

Cash provided by financing activities from continuing operations for the six months ended June 30, 2011 was approximately $37.0 million as compared to cash provided by financing activities from continuing operations of $20.9 million for the six months ended June 30, 2010.  Net cash provided by financing activities from continuing operations during 2011 primarily related to the proceeds of our borrowings under our line of credit of $20.0 million, approximately $14.9 million in net proceeds from the June 2011 subordinated debt, approximately $1.2 million from the exercise of employee stock options and employee participation in the employee stock purchase plan, approximately $1.6 million related to the exercise of warrants.  Net cash provided by financing activities during 2010 was primarily related to the proceeds of our borrowings under our line of credit of $6.4million, approximately $11.8 million in proceeds from the June 2010 subordinated debt, approximately $1.1 million from the exercise of employee stock options and approximately $1.6 million related to the exercise of warrants.

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

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at June 30, 2011, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

Calendar Years Ending December 31,	Principal Payments on Subordinated Debt	Interest Payments on Subordinated Debt	Operating Leases	Principal Payments on Convertible Notes	Interest Payments on Convertible Notes

2011	$1,926,030	$666,209	$1,236,801	$1,523,810	$546,667
2012	4,233,192	951,287	2,463,422	9,142,857	666,667
2013	4,797,531	386,947	1,841,180	5,333,333	93,333
2014	427,557	4,482	1,837,810	—	—
2015	—	—	1,680,105	—	—
Thereafter	—	—	2,416,569	—	—

Total	$11,384,310	$2,008,925	$11,475,887	$16,000,000	$1,306,667

We lease equipment and office space under non-cancelable capital and operating leases.  In June 2010 we entered into a $12.0 million subordinated debt agreement.  In addition, in June 2011 we entered into a $16.0 million convertible note agreement.  The future minimum principal and interest payments under the subordinated debt agreement, the convertible notes and the future minimum rental payments as of June 30, 2011 are included in the table above.

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

To manage interest rage exposure our strategy is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of twelve months. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At June 30, 2011, our short-term investments approximated market value.

At June 30, 2011 we had a revolving line-of-credit available to us of up to $35.0 million, of which $35.0 million was outstanding.  Our revolving line-of-credit bears an interest rate of the Bank’s prime rate plus 0.5% per annum, which resulted in a rate of 4.0% at June 30, 2011.

The effect of interest rate fluctuations on outstanding borrowings as of June 30, 2011 over the next twelve months is quantified and summarized as follows:

Interest Expense
Increase
Interest rates increase by 100 basis points	$350,000
Interest rates increase by 200 basis points	$700,000

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than ours, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the period ended June 30, 2011, the net impact of foreign currency changes on transactions was a loss of $0.2. We have not historically used a significant amount of derivative financial instruments or other financial instruments to hedge such economic exposures.

The Company uses foreign currency contracts to manage its exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables. The Company primarily hedges foreign currency exposure to the Euro. The Company does not engage in trading, market making or speculative activities in the derivatives markets. The foreign currency contracts utilized by the Company do not qualify for hedge accounting treatment, and as a result, any fluctuations in the value of these foreign currency contracts are recognized in other loss (income) in our consolidated statements of operations as incurred. The fluctuations in the value of these foreign currency contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.  As of April 18, 2011, the Company entered into a foreign currency hedge with a bank with a notational amount of approximately $1.6 million, maturing on July 18, 2011.

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

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes or additions to the legal proceedings disclosed in Part I, Item 3. “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2010 except as follows:

Class Action Litigation.  In July 2011, two purported securities class action complaints were filed against us, our Chief Executive Officer and our former Chief Financial Officer by the following plaintiffs, individually and on behalf of all others similarly situated, in the U.S. District Court, District of Massachusetts: Allan Edwards (filed July 19, 2011) and Larry Ziegler (filed July 21, 2011).  The virtually identical complaints are purportedly brought on behalf of persons who acquired our common stock during the period of March 4, 2010, through July 5, 2011, and allege claims against all defendants for violations under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, as well as claims against the individual defendants for violations of Section 20(a) of the Exchange Act.  Putative plaintiffs claim that the defendants caused our common stock to trade at artificially inflated prices through false and misleading statements and/or omissions related to our business.  The complaints seek compensatory damages for all damages sustained as a result of the defendants’ actions, including reasonable costs and expenses, and other relief as the court may deem just and proper.  We believe these allegations are baseless and we intend to defend against them vigorously.

Shareholder Derivative Litigation.  On August 2, 2011, a shareholder derivative action was brought by plaintiff purportedly on behalf of our company against several of our senior officers and directors, in the U.S. District Court, District of Massachusetts.  The complaint alleges that the officer and director defendants breached their fiduciary duties by providing allegedly misleading and inaccurate information regarding our business.  The shareholder derivative action generally seeks compensatory damages for all alleged losses sustained as a result of the individual defendants’ actions, including reasonable costs and expenses, and other relief as the court may deem just and proper.  We believe that these allegations are baseless and we intend to defend against them vigorously

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2010, except for the following:

Substantial leverage and debt service obligations may adversely affect our cash flows.

In connection with the sale of our subordinated convertible notes in June 2011, we incurred new indebtedness of $16 million.  As a result, as of June 30, 2011, we had an aggregate of approximately $62.4 million of outstanding debt under our existing senior credit facility, existing subordinated loan and the June 2011 subordinated convertible notes.  The degree to which we are leveraged could, among other things:

•      require us to dedicate a substantial portion of our future cash flows from operations and other capital resources to debt service, to the extent we are unable to make payments of principal or interest on the subordinated convertible notes in common stock, due to, among other things failure to satisfy the equity conditions that must be met to enable us to do so;

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

We could be required to make substantial cash payments upon an event of default or change of control under our subordinated convertible notes.

Our subordinated convertible notes provide for events of default including, among others, payment defaults, cross-defaults, breaches of any representation, warranty or covenant that is not cured within the proper time periods, failure to perform certain required activities in a timely manner, our common stock no longer being listed on an eligible market and certain bankruptcy-type events involving us or any significant subsidiary.  Upon an event of default, the holders of the subordinated convertible notes may elect to require us to redeem all or any portion of the outstanding principal amount of such notes at a price equal to the greater of 120% of (i) such outstanding principal amount, plus all accrued but unpaid interest or (ii) the then value of the underlying common stock.

In addition, under the terms of the subordinated convertible notes, upon a change of control of our company, the holders of such notes may elect to require us to redeem the notes at a price equal to the greater of 120% of (i) such outstanding principal amount, plus all accrued but unpaid interest or (ii) the then value of the consideration to be received in connection with the change of control.

If either an event of default or change of control occurs, our available cash could be seriously depleted and our ability to fund operations could be materially harmed.

We are responsible for maintaining the registration of the resale of shares of common stock underlying the subordinated convertible notes issued in our June 2011 private placement and will incur liquidated damages if we do not fulfill this obligation..

Pursuant to our agreement with the investor in the June 2011 private placement, we were obligated to file a registration statement covering the resale of the common stock underlying the securities issued in the private placement with the SEC and to use our reasonable best efforts to cause the registration statement to be declared effective, which we completed.  We are also obligated to keep the registration statement effective until the earlier of (i) the date all of the securities covered by the registration statement may be sold without restriction under Rule 144 promulgated under the Securities Act and (ii) the date all of the securities covered by the registration statement have been sold.  If we fail to comply with these or certain other provisions, then we will be required to pay liquidated damages of 1% of the then outstanding principal amount of the subordinated convertible notes held by the investor for the initial occurrence of such failure and for each subsequent 30 day period the failure continues.  Any such payments could materially affect our ability to fund operations.

The agreements governing the subordinated convertible notes contain various covenants and restrictions which may limit our ability to operate our business.

The agreements governing the subordinated convertible notes contain various covenants and restrictions, including, among others that (i) until the date that is 30 days following the earlier of (x) the effectiveness of this registration statement covering the shares underlying the Notes and (y) the six month anniversary of the closing date of the issuance and sale of the Notes, we will not issue, offer or sell any equity securities of the Company, including convertible securities, subject to certain exceptions; and (ii) for so long as the Notes are outstanding, we will not incur any indebtedness that is senior to, or on parity with, the Notes in right of payment, subject to limited exceptions for existing indebtedness.  These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities, any of which could have a material adverse impact on our business.  See “Private Placement of Notes” for a detailed description of the notes.

We have been named as a party to purported class action lawsuits and a purported shareholder derivative action, and we may be named in additional litigation, all of which could require significant management time and attention and result in significant legal expenses.  An unfavorable outcome in one or more of these lawsuits could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As described in Item 1. “Legal Proceedings” of Part II of this report, purported class action complaints were filed in the U.S. District Court, District of Massachusetts, in July 2011, alleging, among other things, that our company and certain of our officers violated the federal securities laws by issuing materially false and misleading statements.  In addition, a purported shareholder derivative complaint was filed in the U.S. District Court, District of Massachusetts, in August 2011 against certain of our officers and directors based on allegations substantially similar to those set forth in the purported class actions.  Regardless of the merits, the expense of defending such litigation may have a substantial impact if our insurance carriers fail to cover the cost of the litigation, and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

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

SATCON TECHNOLOGY CORPORATION
By:

Date: August 9 , 2011		/s/ AARON M. GOMOLAK
Aaron M. Gomolak Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit

4.1

Agreement to Amend Warrant, dated June 30, 2011, between the Registrant and Horizon Credit I LLC is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated July 5, 2011 (File No. 1-11512).

4.2

Agreement to Amend Warrant, dated June 30, 2011, between the Registrant and Velocity Venture Funding, LLC is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated July 5, 2011 (File No. 1-11512).

10.1

Securities Purchase Agreement, dated as of June 29, 2011, by and between the Registrant and the Purchaser identified on the signature pages thereto is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated July 5, 2011 (File No. 1-11512).

10.2	Form of Subordinated Convertible Note issued on June 30, 2011 is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated July 5, 2011 (File No. 1-11512).

10.3

Form of Registration Rights Agreement entered into on June 30, 2011 is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated July 5, 2011 (File No. 1-11512).

10.4

Amended and Restated Credit Agreement, dated as of April 22, 2011, by and among the Registrant, Satcon Power Systems, Inc., Satcon Electronics, Inc., Satcon Power Systems Canada LTD. and Silicon Valley Bank, and Silicon Valley Bank as issuing lender, swingline lender and administrative agent for the lenders.

10.5

First Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2011, by and among the Registrant, Satcon Power Systems, Inc., Satcon Electronics, Inc., Satcon Power Systems Canada LTD. and Silicon Valley Bank, and Silicon Valley Bank as a lender and administrative agent.

10.6	Amended Employment Letter Agreement, dated May 10, 2011, between the Registrant and Aaron M. Gomolak.

10.7	Employment Letter Agreement, dated May 27, 2011, between the Registrant and Dan Gladkowski.

10.8	Employment Letter Agreement, dated May 27, 2011, between the Registrant and Brian J. Michael.

10.9	Manufacturing and Purchase Agreement Renewal Agreement, dated May 30, 2011, by and between the Registrant and ESGW International Limited.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *

The following materials from Satcon Technology Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010; (iii) Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss for the six months ended June 30, 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010 and (v) Notes to Interim Consolidated Financial Statements.

*   To be filed by amendment.