Form 10-Q/A
period 2011-06-30
SATCON TECHNOLOGY CORP
filed 2011-08-18
CIK 889423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2011, originally filed with the Securities and Exchange Commission on August 9, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred after the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

Item 6.  Exhibits.

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SATCON TECHNOLOGY CORPORATION
Date: August 18, 2011

	By:	/s/ AARON M. GOMOLAK
Aaron M. Gomolak
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit

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

10.4 *

Amended and Restated Credit Agreement, dated as of April 22, 2011, by and among the Registrant, Satcon Power Systems, Inc., Satcon Electronics, Inc., Satcon Power Systems Canada LTD. and Silicon Valley Bank, and Silicon Valley Bank as issuing lender, swingline lender and administrative agent for the lenders.

10.5 *

First Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2011, by and among the Registrant, Satcon Power Systems, Inc., Satcon Electronics, Inc., Satcon Power Systems Canada LTD. and Silicon Valley Bank, and Silicon Valley Bank as a lender and administrative agent.

10.6 *	Amended Employment Letter Agreement, dated May 10, 2011, between the Registrant and Aaron M. Gomolak.

10.7 *	Employment Letter Agreement, dated May 27, 2011, between the Registrant and Dan Gladkowski.

10.8 *	Employment Letter Agreement, dated May 27, 2011, between the Registrant and Brian J. Michael.

10.9 *	Manufacturing and Purchase Agreement Renewal Agreement, dated May 30, 2011, by and between the Registrant and ESGW International Limited.

31.1 *	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **

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

*                 Previously filed.

**          Furnished herewith.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.