Form 10-Q
period 2011-09-30
SATCON TECHNOLOGY CORP
filed 2011-11-09
CIK 889423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

Commission File Number 1-11512

SATCON TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2857552 (IRS Employer Identification No.)

25 Drydock Avenue Boston, Massachusetts (Address of principal executive offices)	02210 (Zip Code)

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

Common Stock, $0.01 Par Value,

119,769,204 shares outstanding as of November 1, 2011.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$18,141,139	$30,094,162
Accounts receivable, net of allowance of $1,923,810 and $974,887 at September 30, 2011 and December 31, 2010, respectively	55,830,653	73,713,308
Unbilled contract costs and fees	174,342	174,342
Inventory	81,331,470	40,542,893
Note receivable	4,224,393	—
Prepaid expenses and other current assets	5,014,949	4,254,246
Total current assets	164,716,946	148,778,951
Property and equipment, net	11,100,309	7,284,285
Other long-term assets	676,990	—
Total assets	$176,494,245	$156,063,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$34,675,000	$15,000,000
Accounts payable	58,556,349	45,060,537
Accrued payroll and payroll related expenses	2,518,574	4,476,685
Other accrued expenses	6,094,151	6,824,388
Accrued contract loss	293,749	—
Accrued restructuring costs	584,947	49,203
Note payable, current portion, net of discount of $365,267 and $434,247 at September 30, 2011 and December 31, 2010, respectively	3,737,534	2,107,473
Current portion of subordinated convertible notes	8,380,952	—
Current portion of deferred revenue	3,330,034	8,099,852
Total current liabilities	118,171,290	81,618,138

Warrant liabilities	272,106	5,454,109
Note payable, net of current portion and discount of $184,180 and $399,589 at September 30, 2011 and December 31, 2010, respectively	6,149,378	9,058,691
Long-term subordinated convertible notes, net of current portion	6,869,048	—
Deferred revenue, net of current portion	20,901,778	11,622,918
Other long-term liabilities	703,205	318,151
Total liabilities	153,066,805	108,072,007
Commitments and contingencies (Note I)

Stockholders’ equity:
Preferred stock; $0.01 par value 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock; $0.01 par value, 200,000,000 shares authorized; 119,769,317 and 117,911,278 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,197,693	1,179,113
Additional paid-in capital	302,591,358	291,717,323
Accumulated deficit	(278,932,043)	(243,475,639)
Accumulated other comprehensive loss	(1,429,568)	(1,429,568)
Total stockholders’ equity	23,427,440	47,991,229
Total liabilities and stockholders’ equity	$176,494,245	$156,063,236

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Product revenue	$45,010,135	$58,381,821	$152,512,108	$100,741,773

Cost of product revenue	39,714,465	42,678,081	128,713,129	77,267,220

Gross margin	5,295,670	15,703,740	23,798,979	23,474,553

Operating expenses:
Research and development	5,702,626	4,320,274	21,557,347	9,763,129
Selling, general and administrative	11,304,440	9,677,483	34,426,344	23,539,849
Restructuring charge	60,716	—	1,194,970	783,701

Total operating expenses from continuing operations	17,067,782	13,997,757	57,178,661	34,086,679

Operating loss from continuing operations	(11,772,112)	1,705,983	(33,379,682)	(10,612,126)

Change in fair value of subordinated convertible notes and warrant liabilities	1,953,728	(1,269,118)	3,100,911	(1,038,105)
Other (loss) income, net	(1,037,993)	340,387	(1,372,385)	20,929
Interest income	141,847	—	325,123	185
Interest expense	(1,078,901)	(628,255)	(3,690,546)	(917,651)

Income (loss) from continuing operations before income taxes	(11,793,431)	148,997	(35,016,579)	(12,546,768)
Provision for income taxes	296,604	—	439,825	—
Income (loss) from continuing operations, net of income taxes	(12,090,035)	148,997	(35,456,404)	(12,546,768)
Gain on sale of discontinued operations, net of income taxes	—	—	—	500,217
Income from discontinued operations, net of income taxes	—	—	—	31,390
Net income (loss)	(12,090,035)	148,997	(35,456,404)	(12,015,161)

Deemed dividend and accretion on Series C preferred stock	—	(1,359,514)	—	(4,167,639)
Dividend on Series C preferred stock	—	(384,613)	—	(1,108,370)
Net loss attributable to common stockholders	$(12,090,035)	$(1,595,130)	$(35,456,404)	$(17,291,170)

Net loss per weighted average share, basic and diluted:
From loss from continuing operations net of income tax and before discontinued operations attributable to common stockholders	$(0.10)	$(0.02)	$(0.30)	$(0.25)
From income from discontinued operations	—	—	—	$0.01
From gain on sale of discontinued operations	—	—	—	—
Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.10)	$(0.02)	$(0.30)	$(0.24)

Weighted average number of common shares, basic and diluted	119,621,318	75,467,911	118,726,322	72,633,858

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the nine months ended September 30, 2011

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
Balance, December 31, 2010	117,911,278	$1,179,113	$291,717,323	$(243,475,639)	$(1,429,568)	$47,991,229

Net loss	—	—	—	(35,456,404)	—	(35,456,404)	(35,456,404)

Issuance of common stock in connection with the exercise of stock options	318,248	3,183	557,451	—	—	560,634	—

Issuance of common stock in connection with the exercise of warrants to purchase common stock	1,063,637	10,635	4,743,535	—	—	4,754,170	—

Employee stock-based compensation	—	—	4,652,926	—	—	4,652,926	—

Modification of warrants to purchase common stock	—	—	62,919	—	—	62,919	—

Issuance of common stock in connection with the Employee Stock Purchase Plan	476,154	4,762	857,204	—	—	861,966	—

Comprehensive loss	—	—	—	—	—	—	$(35,456,404)
Balance, September 30, 2011	119,769,317	$1,197,693	$302,591,358	$(278,932,043)	$(1,429,568)	$23,427,440

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net loss	$(35,456,404)	$(12,015,161)
Income from discontinued operations, net	—	(31,390)
Gain on sale of discontinued operations, net	—	(500,217)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,310,373	1,175,679
Provision for uncollectible accounts	1,174,639	651,055
Provision for excess and obsolete inventory	1,804,051	774,237
Non-cash stock based compensation expense	4,652,926	2,795,475
Change in fair value of subordinated convertible notes and warrant liabilities	(3,100,911)	1,038,105
Non-cash interest expense	347,308	156,374
Financing cost related to subordinated convertible notes	1,100,000	—
Changes in operating assets and liabilities:
Accounts receivable	16,708,016	(37,773,159)
Unbilled contract costs and fees	—	27,886
Prepaid expenses and other current assets	(760,703)	(2,378,705)
Other long-term assets	(676,990)	—
Note receivable	(4,224,393)	—
Inventory	(42,592,628)	(16,836,010)
Accounts payable	13,495,812	18,982,798
Accrued expenses and payroll	(2,688,348)	5,035,471
Accrued restructuring	535,744	155,627
Accrued contract loss	293,749	—
Deferred revenue, current and long-term portion	4,509,042	8,921,886
Other liabilities	385,054	(52,130)
Total adjustments	(7,727,259)	(17,325,411)
Net cash used in operating activities in continuing operations	(43,183,663)	(29,872,179)
Net cash used in operating activities of discontinued operations	—	(61,921)
Net cash used in operating activities	(43,183,663)	(29,934,100)
Cash flows from investing activities:
Purchases of property and equipment	(5,126,397)	(1,428,710)
Net cash used in investing activities in continuing operations	(5,126,397)	(1,428,710)
Net cash provided by investing activities of discontinued operations	—	716,700
Net cash used in investing activities	(5,126,397)	(712,010)
Cash flows from financing activities:
Net borrowings under line of credit	19,675,000	12,000,000
Proceeds from employee stock purchase plan	861,966	—
Proceeds from (repayment of) note payable	(1,563,641)	11,826,500
Reduction of restricted cash	—	34,000
Net proceeds from issuance of subordinated convertible notes	14,900,000	—
Net proceeds from exercise of options to purchase common stock	560,634	1,532,885
Net proceeds from exercise of warrants to purchase common stock	1,923,078	3,149,639
Net cash provided by financing activities in continuing operations	36,357,037	28,543,024
Effects of foreign currency exchange rates on cash and cash equivalents	—	68,732
Net decrease in cash and cash equivalents	$(11,953,023)	$(2,034,354)
Cash and cash equivalents at beginning of period	30,094,162	13,369,208
Cash and cash equivalents at end of period	$18,141,139	$11,334,854

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine Months Ended,
	September 30, 2011	September 30, 2010
Non-cash Investing and Financing Activities:
Stock-based compensation (1)	$4,652,926	$2,777,118
Accretion of redeemable convertible preferred stock discount and dividends	—	5,276,009
Issuance of warrants	1,370,000	—
Common stock issued in lieu of dividends on redeemable convertible Series B preferred stock	—	15,000
Issuance of warrants and beneficial conversion feature	—	1,760,000
Exercise of warrant liabilities for common stock	—	586,442
Modification of warrants related to subordinated debt	62,919	—

Interest and Income Taxes Paid:
Interest	$3,343,238	$761,276
Income taxes	439,825	—

(1) Includes $(18,357) related to discontinued operations for the nine month period ended September 30, 2010.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 (“2011”) AND SEPTEMBER 30, 2010 (“2010”)

(Unaudited)

Note A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Satcon Technology Corporation and its wholly owned subsidiaries (Satcon Power Systems Canada, Ltd. and Satcon Trading (Shenzhen) Co., Ltd.) and its discontinued operating subsidiaries (Satcon Applied Technology, Satcon Electronics, Inc. and Satcon Power Systems, Inc.) (collectively, the “Company”) as of September 30, 2011 and for the nine months ended September 30, 2011 and 2010, and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note B. Realization of Assets and Liquidity

The Company has developed a business plan that envisions a continued increase in assets and revenue from the results experienced in the recent past. The Company believes that its existing plan will generate sufficient cash which, along with its existing cash on hand and its credit facility, as modified on June 30, 2011, will enable it to fund operations through at least September 30, 2012.

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

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period reported. Management believes the most significant estimates include the net realizable value of accounts receivable and inventory, warranty provisions, the recoverability of long-lived assets, the recoverability of deferred tax assets and the fair value of equity, financial instruments and revenue. Actual results could differ from these estimates.

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

Contract Losses

When the current estimates of total contract revenue for a customer order indicates a loss, a provision for the entire loss on the contract is recorded. For the nine months ended September 30, 2011, the Company recorded a contract loss on a customer order of approximately $5.1 million.  At September 30, 2011, the accrued contract loss was approximately $0.3 million.  The excess costs over projected revenues are recorded as a component of both cost of sales and research and development expense.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly-liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At September 30, 2011 and December 31, 2010, the Company had no restricted cash.

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

Warranty

The Company offers warranty coverage for our products for period of 5 years after shipment. The Company estimates the anticipated costs of repairing products under warranty based on the historical or expected cost of the repairs and expected failure rates. The assumptions used to estimate warranty accruals are re-evaluated quarterly, at a minimum, in light of actual experience and, when appropriate, the accruals or the accrual percentage is adjusted based on specific estimates of project repair costs and quantity of product returns. The Company’s determination of the appropriate level of warranty accrual is based on estimates of the percentage of units affected and the repair costs. Estimated warranty costs are recorded at the time of sale of the related product, and are recorded within cost of sales in the consolidated statements of operations.  See Note J., Product Warranties.

Subordinated Convertible Notes

The subordinated convertible notes include features that qualify as embedded derivatives, such as (i) the holder’s right to convert, (ii) the Company’s option to force conversion into shares of common stock of the Company, and (iii) the holder’s prepayment options. The Company has elected to measure the subordinated convertible notes and the embedded derivatives in their entirety at fair value with changes in fair value recognized as a change in fair value of subordinated convertible notes and warrant liabilities in the statement of operations. This election was made by the Company after concluding that several of the derivatives cannot be reliably measured nor reliably associated with another derivative that can be reliably measured and determining that the aggregate fair value of the notes to be more meaningful in the context of the Company’s consolidated financial statements than if separate fair values were assigned to each of the multiple embedded instruments contained in such notes.

Foreign Currency Translation

As of April 1, 2010, the Company determined that the functional currency of its foreign subsidiary was the US dollar.  As the functional currency changed from the foreign currency to the reporting currency, the translation adjustments as of April 1, 2010 remains as a component of accumulated other comprehensive income (loss).  Prior to this determination, the functional currency was the local currency, assets and liabilities were translated at the rates in effect at the balance sheet dates, while stockholders’ equity (deficit) including the long-term portion of intercompany advances was translated at historical rates. Statements of operations and cash flow amounts were translated at the average rate for the period. Translation adjustments were included as a component of accumulated other comprehensive income (loss). The Company records the impact from foreign currency transactions as a component of other income (expense).  Foreign currency gains and losses were a charge of $1.0 million and a gain of $0.4 million and a charge of $1.2 million and a gain of $24,000 for the three and nine months ended September 30, 2011 and 2010, respectively.  All foreign currency transaction gains and losses were recorded as a component of other income (loss), net.

Foreign Currency Hedges

The Company uses foreign currency contracts to manage its exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables. The Company primarily hedges foreign currency exposure to the Euro. The Company does not engage in trading, market making or speculative activities in the derivatives markets. The foreign currency contracts utilized by the Company do not qualify for hedge accounting treatment, and as a result, any fluctuations in the value of these foreign currency contracts are recognized in other loss (income) in our consolidated statements of operations as incurred. The fluctuations in the value of these foreign currency contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.  In April 2011, the Company entered into a foreign currency hedge with a bank with a notational amount of approximately $1.6 million, which matured on July 18, 2011.

At September 30, 2011 and December 31, 2010 there were no foreign currency hedges outstanding.

The following table shows the changes in the fair value of our foreign currency contract recorded in net loss during the three and nine month periods ended September 30, 2011:

	(Loss) Gain Three Months Ended	(Loss) Gain Nine Months Ended
	September 30, 2011	September 30, 2011
Foreign currency hedges (a)	$10,308	$—

(a)          The Company recorded transaction gain (losses) associated with the re-measurement of its foreign denominated assets of ($3.306) and $108,730 in the three and nine months ended September 30, 2011, respectively. Transaction losses were included in Other (loss) income in the consolidated statements of operations. The net impact of transaction (losses) gains associated with the re-measurement of the foreign denominated assets and the losses incurred on the foreign currency hedges was a net gain of $7,002 and a net loss of $108,730 for the three and nine month period ended September 30, 2011, respectively.

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

The Company commissioned a study to determine whether Sections 382 or 383 could limit the use of our carryforwards in this manner. After completing this study in 2010, the Company has concluded that the limitation will not have a material impact on its ability to utilize its net operating loss or credit carryforwards.  In January 2011, the Company’s board of directors adopted a shareholder rights agreement designed to protect the Company’s ability to use the NOLs for income tax purposes. However, the adoption of the shareholder rights agreement cannot guarantee complete protection against an “ownership change” and it remains possible that one may occur.  See Note R. Shareholders Rights Agreement.

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

The Company currently has a provision for income taxes related to state of California and its operations in China.

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

The Company recognized the full impact of its stock-based compensation plans in the consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material.  The following table presents stock-based compensation expense, including amounts related to employees’ participation in the Employee Stock Purchase Plan (“ESPP”) of approximately $0.2 million and $0.7 million for the three and nine months ended September 30, 2011, respectively (See Note Q. Employee Benefit Plan), included in the Company’s consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of product revenue	$119,314	$55,016	$347,194	$167,642
Research and development	316,265	137,621	900,625	360,037
Selling, general and administrative expenses	1,165,100	711,662	3,405,107	2,178,996
Stock based compensation expense from continuing operations before tax	1,600,679	904,299	4,652,926	2,706,675
Stock based compensation expense from discontinued operations	—	—	—	(18,357)
Total stock based compensation expense before tax	1,600,679	904,299	4,652,926	1,784,019
Income tax benefit	—	—	—	(18,357)
Net stock-based compensation expense	$1,600,679	$904,299	$4,652,926	$2,688,318

Compensation expense associated with the granting of stock options to employees is being recognized on a straight-line basis over the service period of the option.  In instances where the actual compensation expense would be greater than that calculated using the straight-line method, the actual compensation expense is recorded in that period.

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2011 and 2010 was $1.57 and $3.32, and $3.04 and $2.42, respectively, per option.  The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended		Nine Months Ended
Assumptions:	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Expected life	5.6 years (1)	5.6 years (1)	0 to 5.6 years (1)	5.0 to 6.25 years (1)
Expected volatility ranging from	75.26% to 77.18% (2)	72.8% to 73.93% (2)	73.59% to 77.18% (2)	72.4% to 76.5% (2)
Dividends	none	none	none	none
Risk-free interest rate	1% (3)	1.50% (3)	1% to 2.15% (3)	1.10% to 2.50% (3)
Forfeiture Rate (4)	6.25%	6.25%	0% to 6.25%	0% to 6.25%

(1)          The option life for the three and nine months ended September 30, 2011 and 2010 was determined using actual option experience.

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

At September 30, 2011 approximately $11.1 million in unrecognized compensation expense remains to be recognized over a weighted average period of 2.4 years.  The table below summarizes compensation expense expected to be recognized associated with employee stock options over the next five years as follows:

Calendar Years Ending December 31,	Non Cash Stock-Based Compensation Expense
2011	$1,364,478
2012	4,082,098
2013	3,038,325
2014	2,200,591
2015	411,096
Total	$11,096,588

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

Significant customers are defined as those customers that account for 10% or more of total net revenue in a fiscal year or 10% or more of accounts receivable at the end of a fiscal period.  The table below details out customers that were considered significant as it pertains to both revenues for the three and nine month periods ended September 30, 2011 and 2010 and accounts receivable at September 30, 2011 and December 31, 2010.

	Revenue		Accounts Receivable
Period	Three Months ended September 30,	Nine Months ended September 30,	At September 30, 2011 and December 31, 2010
2011	SunPower Corporation (approximately 11.4%)	SunPower Corporation (approximately 12.0%)	GCL Solar Limited (approximately 16.2%) SunEdison Corporation (approximately 11.8%)
2010	CE Solar (approximately 16.8%) Amun-Re a.s. (approximately 15.0%) SunEdison (approximately 11.9%)	CE Solar (approximately 14.8%) Amun-Re a.s. (approximately 14.1%)	CE Solar (approximately 12.8%) GCL Solar Limited (approximately 11.4%) ** Enel Green Power (approximately 10.6%) **

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable, subordinated notes payable, subordinated convertible notes and the line of credit. The estimated fair values have been determined through information obtained from market sources and management estimates.  The Company’s warrant liability and subordinated convertible notes are recorded at fair value.  See “Fair Value Measurements” below.  The carrying value of the subordinated notes payable, as of September 30, 2011, is not materially different from the fair value of the notes. The estimated fair values of the remaining financial instruments approximate their carrying values at September 30, 2011 and December 31, 2010.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$—	$—	$—	$—

Total Assets	$—	$—	$—	$—

Liabilities
Warrant liabilities (1)	$272,106	$—	$272,106	$—
Subordinated Convertible Notes (2)	$15,250,000	$—	$—	$15,250,000

Total Liabilities	$15,522,106	$—	$272,106	$15,250,000

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$—	$—	$—	$—

Total Assets	$—	$—	$—	$—

Liabilities
Warrant liabilities (1)	$5,454,109	$—	$5,454,109	$—

Total Liabilities	$5,454,109	$—	$5,454,109	$—

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

(2)          The Company’s Level 3 financial liabilities consist of a subordinated convertible notes.  (See Note I.)  The valuation of this instrument utilizes a continuous-variable stochastic process in the form of a Monte-Carlo Simulation and includes unobservable inputs supported by little or no market activity such as discount rate applicable to the instrument’s debt-like feature, probabilities of debt-like and equity-like positions, and various probabilities of occurrences of certain future events. The analysis also includes the contractual terms of instrument in the form of interest rate, timing and extent of principal and interest payments, and time to maturity.

Warrant Liabilities

Upon issuance in 2006, the Warrant As, Warrant Bs and Warrant Cs, along with the Placement Agent Warrants (together the “Warrants”), did not meet the requirements for equity classification, because such warrants (a) must be settled in registered shares, (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares and (c) provide a cash-out election using a Black-Scholes valuation under various circumstances.  Therefore these Warrants are required to be accounted for as freestanding derivative instruments.  Changes in fair value are recognized in the statement of operations under the caption “Change in fair value of warrant liabilities.”

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

Net sales from discontinued operations were $0.1 million for the nine months ended September 30, 2010. Net income from discontinued operations was income of approximately $31,000 for the nine months ended September 30, 2010.

The Company has not allocated interest to discontinued operations.  The Company has also eliminated all intercompany activity associated with discontinued operations.

Note E. Loss Per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Loss from continuing operations, net of income taxes, before discontinued operations	$(12,090,035)	$148,997	$(35,456,404)	$(12,546,786)

Income from discontinued operations	—	—	—	31,390
Gain on sale of discontinued operations	—	—	—	500,217
Accretion and dividends and deemed dividends on Series C Preferred Stock	—	(1,744,127)	—	(5,276,009)
Net loss attributable to common shareholders	$(12,090,035)	$(1,595,130)	$(35,456,404)	$(17,291,170)
Basic and diluted:
Common shares outstanding, beginning of period	119,327,864	72,126,226	117,911,278	70,567,781
Weighted average common shares issued during the period	293,454	3,341,685	815,044	2,066,077
Weighted average shares outstanding—basic and diluted	119,621,318	75,467,911	118,726,322	72,633,858

Net loss per weighted average share, basic and diluted:
From loss from continuing operations, before discontinued operations, attributable to common stockholders	$(0.10)	$(0.02)	$(0.30)	$(0.25)
From income from discontinued operations	—	—	—	—
From gain on sale of discontinued operations	—	—	—	$0.01
Net loss per weighted average share, basic and diluted	$(0.10)	$(0.02)	$(0.30)	$(0.24)

As of September 30, 2011 and 2010, shares of common stock issuable upon the exercise of options and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive.  In addition, for the three and nine month period ended September 30, 2010, shares of common stock issuable upon the conversion of Series B Preferred Stock and Series C Preferred Stock and related dividends were excluded from the diluted weighted average common shares outstanding as their effect would also have been antidilutive.  Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, except when the effect would be antidilutive.

The table below summarizes the actual number of options and warrants and convertible preferred stock that were excluded from the calculation above due to their effect being antidilutive:

	September 30, 2011	September 30, 2010
Common Stock issuable upon the exercise of:
Options	14,843,783	12,337,319
Warrants	15,442,350	16,417,892
	30,286,133	28,755,211
Common Stock issuable upon the conversion of redeemable convertible Series B Preferred Stock	—	251,677
Common Stock issuable upon the conversion of redeemable convertible Series C Preferred Stock	—	27,437,434
Common Stock issuable upon the conversion of subordinated convertible notes	5,479,452	—

The table below details out shares of common stock underlying securities for which the securities would have been considered dilutive at September 30, 2011 and 2010, had the Company not been in a loss position:

	# of Underlying Common Shares
	September 30, 2011	September 30, 2010
Employee stock options	46,202	12,141,819
Warrants to purchase common stock	—	16,417,892
Series B Convertible Preferred Stock	—	251,677
Series C Convertible Preferred Stock	—	27,437,434
Total	46,202	56,248,822

Note F. Inventory

Inventory components at the end of each period were as follows:

	September 30, 2011	December 31, 2010
Raw material	$39,378,940	$16,930,407
Work-in-process	2,369,851	2,881,150
Finished goods	39,582,679	20,731,336
	$81,331,470	$40,542,893

Note G. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2011	December 31, 2010
Machinery and equipment	$4,938,861	$4,523,739
Assets under construction	968,847	785,152
Furniture and fixtures	1,211,574	991,493
Computer software	1,701,458	1,697,081
Leasehold improvements	8,464,176	4,226,452
	17,284,916	12,223,917
Less: accumulated depreciation and amortization	(6,184,607)	(4,939,632)
	$11,100,309	$7,284,285

Depreciation and amortization expense from continuing operations relating to property and equipment for the three and nine months ended September 30, 2011 and 2010 was approximately $0.4 million and $0.3 million and approximately $1.3 million and $1.2 million, respectively.

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

In accordance with ASC 450-20, the Company accrues for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of ASC 450-20-25-2. In instances where the Company determines that a loss is probable and the Company can reasonably estimate a range of losses the Company may incur with respect to such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate of the possible loss. If the Company is able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company records an accrual in the amount that is the low end of such range. When a loss is reasonably possible but not probable, the Company will not record an accrual but will disclose its estimate of the possible range of loss where such estimate can be made in accordance with ASC 450-20-25-3. As of September 30, 2011, the Company had accrued approximately $0.4 million related to the FuelCell Arbitration noted below.  There were no other accruals established related to the Company’s outstanding legal proceedings at September 30, 2011.

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

FuelCell Arbitration.  On February 17, 2011, FuelCell Energy, Inc. (“FuelCell Energy”) filed a Demand for Arbitration with the American Arbitration Association seeking recovery of damages related to allegedly defective transformers that the Company procured for them.  In its Demand for Arbitration, FuelCell Energy asserts that it is entitled to recovery of approximately $2.8 million from the Company.  On October 27, 2011, the Company and FuelCell Energy reached a settlement in regards to these claims. The Company, among other considerations, agreed to pay FuelCell Energy approximately $225,000.  In addition, the Company guaranteed discounts on future purchases of approximately $160,000.  These amounts have been included in the Company’s result of operations for the three and nine month periods ended September 30, 2011.

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

Note I. Commitments and Contingencies

Operating Leases

The Company leases its facilities and related furnishings under various operating leases that expire through October 2016.

Future minimum annual rentals under lease agreements at September 30, 2011 are as follows:

Fiscal Year
2011	$742,126
2012	2,697,135
2013	2,237,841
2014	2,234,471
2015	1,680,105
thereafter	2,416,570
Total	$12,008,248

Letters of Credit:

The Company utilized a standby letter of credit to satisfy a security deposit requirement. Outstanding standby letters of credit as of September 30, 2011 and December 31, 2010 were $0.3 million and $0, respectively.  The Company is at times required to pledge cash as collateral on outstanding letters of credit.  At September 30, 2011 and 2010, no cash was pledged as collateral on outstanding letters of credit.

Employment Agreements

The Company’s employment arrangements with each of its current Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Executive Vice President of Sales and Marketing, Vice President of Global Operations, Vice President of Quality and Vice President, Administration & Secretary provide that, if his employment is terminated by the Company without cause or is constructively terminated, his salary and medical benefits will be continued for one year thereafter subject to his execution of a release agreement with the Company.  In May 2011, the Company terminated the employment of its then Chief Financial Officer.  Accordingly the Company has recorded a severance accrual of approximately $0.3 million.  As of September 30, 2011, approximately $0.2 million remains to be paid.

Line of Credit

On February 26, 2008, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”).  Under the terms of the Loan Agreement, the Bank agreed to provide the Company with a credit line up to $10.0 million.  The Company’s obligations under the Loan Agreement are secured by substantially all of the assets of the Company and advances under the Loan Agreement are limited to 80% of eligible receivables and the lesser of 25% of the value of the Company’s eligible inventory, or $1.0 million.  Interest on outstanding borrowings accrued at a rate per annum equal to the Prime Rate plus one percent (1.0%) per annum, as defined, or the LIBOR Rate plus three and three quarter percent (3.75%) per annum.  The Loan Agreement contained certain financial covenants relating to tangible net worth, which the Company was to satisfy in order to borrow under the agreement.  In addition, the Company agreed to pay to the Bank a collateral monitoring fee of $750 per month and agreed to the following additional terms: (i) $50,000 commitment fee, $25,000 to be paid at signing of the Loan Agreement and $25,000 to be paid on the one year anniversary of the Loan Agreement; (ii) an unused line fee in the amount of 0.5% per annum of the average unused portion of the revolving line; and (iii) an early termination fee of 0.5% of the total credit line if the Company terminated the Loan Agreement prior to 12 months from the Loan Agreement’s effective date.

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

At September 30, 2011 and December 31, 2010, the Company had $34.7 million and $15.0 million, respectively, outstanding under the Amended Loan Agreement.  The rate used was the Bank’s prime rate of 3.25% plus 0.75% (or 4.0% at September 30, 2011) and the Bank’s prime rate of 4.0% plus 0.50% (or 4.5% at December 31, 2010).  As of September 30, 2011 the Company had $0 available under the line of credit.

Subordinated Notes Payable

On June 16, 2010, the Company entered into a Venture Loan and Security Agreement with Compass Horizon Funding Company LLC (the “Lender”) pursuant to which the Lender has loaned the Company $12,000,000 (as amended to date, the “Subordinated Loan”).  After the Lender’s closing fees and expenses, the net proceeds to the Company were $11,826,500.  Interest on the Subordinated Loan will accrue at a rate per annum equal to 12.58%.  The Subordinated Loan is currently subordinated to up to $5,000,000 of senior indebtedness, provided that from and after August 31, 2010, the senior indebtedness cannot exceed an amount equal to 80% of the Company’s accounts receivable plus 40% of its inventory.  The Subordinated Loan is to be repaid over 42 months following the closing.  From June 15, 2010 through April 30, 2011, the Company is only required to pay interest on the Subordinated Loan and thereafter the Subordinated Loan will be repaid in 33 substantially equal monthly installments of interest and principal.  The Subordinated Loan may be prepaid by the Company by paying all accrued interest through the date of payment, the then outstanding principal balance and a prepayment premium equal to a declining percentage of the principal amount outstanding at the time of prepayment (initially 4% during the first twelve months of the subordinated Loan, decreasing to 3% for the succeeding twelve months and 2% thereafter).  In connection with the Subordinated Loan, the Company has issued to the Lender five-year warrants to acquire up to an aggregate of 591,716 shares of the Company’s common stock at an exercise price of $2.43 per share (which was the 20-day trailing volume weighted average price of the Company’s common stock).  During 2011, the warrants were amended to lower the exercise price to $2.00 per share, resulting in a charge of approximately $0.1 million.  The relative fair value of the warrants at issuance was $0.9 million and will be recorded as interest expense over the term of the loan.  The Company estimated the fair value of the warrants, at time of issuance and when modified, using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	June 16, 2010	June 30, 2011
Expected life	5 years	4 years
Expected volatility	74.9%	75.0%
Dividends	none	none
Risk-free interest rate	2.0%	0.5%

The Subordinated Notes Payable are to be repaid over 42 months as follows:

Fiscal Year	Principal Repayment
2011	$2,541,720
2012	4,233,191
2013	4,797,531
2014	427,558
Total	$12,000,000

Subordinated Convertible Notes

On June 29, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchaser named therein (the “Purchaser”) in connection with the private placement (the “Private Placement”) of $16.0 million aggregate principal amount of unsecured, subordinated convertible notes (the “Convertible Notes”).  The shares to be issued upon conversion of the Convertible Notes, or as payment of principal or interest on the Convertible Notes in lieu of cash, have been registered under the Securities Act, as of July 27, 2011.  The Private Placement closed on June 30, 2011.

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

The Company also entered into a Registration Rights Agreement with the Purchasers pursuant to which the Company agreed to register the common stock issuable upon conversion of, or the payment of interest on, the Convertible Notes, as further described below.  The Company agreed to file a registration statement under the Securities Act within 20 days of the closing of the Private Placement to register the resale of the shares of common stock issuable upon conversion of the Convertible Notes and as payment of interest on the Convertible Notes, which it did.  The Company agreed to use its best efforts to cause the registration statement to be declared effective within 70 days following the closing of the Private Placement (or 90 days of the registration statement is reviewed by the Securities and Exchange Commission) and to keep the registration statement effective until the earlier of (1) the date all of the securities covered by the registration statement have been sold, (2) the date all of the securities covered by the registration statement may be sold without restriction under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  If the Company fails to comply with these or certain other provisions, then the Company shall be required to pay liquidated damages of 1% of the aggregate outstanding principal amount of the Convertible Notes for the initial occurrence of such failure and for each subsequent 30 day period in which the failure continues. The net proceeds of the sale of the Convertible Notes were approximately $15.0 million, after deducting placement fees and other offering-related expenses.  The Registration Statement was declared effective on July 27, 2011.

The Convertible Notes have an aggregate principal amount of $16.0 million and are convertible into shares of the Company’s common stock at a conversion price of $2.92, subject to adjustment.  The conversion price will be adjusted, on the eleventh trading day following the public announcement of Satcon’s financial results for the quarter ending September 30, 2011 (the “Adjustment Date”), to the lower of (i) the then effective conversion price and (ii) 110% of the arithmetic average of the volume weighted average price of the Company’s common stock for the ten consecutive trading days ending on the trading day immediately preceding the Adjustment Date.  The Convertible Notes are convertible at the option of the holders into shares of the Company’s common stock at any time at the then applicable conversion price.

The Convertible Notes mature on July 1, 2013, and bear interest at a rate of 7.0% per annum.  Interest is payable monthly, beginning on November 1, 2011.  Interest and principal may be made in cash or, at the option of the Company if certain equity conditions are satisfied, in shares of its common stock.  If interest or principal is paid in shares of common stock, the price per share will be at the lower of (i) the then current conversion price and (ii) 88% of the arithmetic average of the volume weighted average price of Satcon’s common stock for the ten consecutive trading days ending on the trading day immediately preceding the payment date.

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

Accounting for the Subordinated Convertible Notes

The Company has elected to account for the Subordinated Convertible Notes (“Convertible Notes”) as an instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of ASC 815. The Company has identified all of the derivatives associated with the June 30, 2011 financing; however, several of the derivatives cannot be reliably measured nor reliably associated with another derivative that can be reliably measured.  As such, the Company has appropriately valued these derivatives as a single contract together with the Convertible Notes. As permitted under ASC 825-10-10, the Company has elected as of the issuance date to measure the Convertible Notes in their entirety at fair value with changes in fair value recognized as either gain or loss until the notes are settled. This election was made by the Company after determining that the aggregate fair value of the Convertible Notes to be more meaningful in the context of the Company’s financial statements than if separate fair values were assigned to each of the multiple embedded instruments contained in such Convertible Notes.

Upon issuance of the Convertible Notes the Company determined the initial carrying value of the Convertible Notes to be $16.0 million.  The Convertible Notes were immediately marked to fair value, resulting in a liability in the amount of $16.4 million.  The change in fair value related to the Convertible Notes was a credit to change in fair value of subordinated convertible notes and warrant liabilities in the statement of operations for the three and nine month periods ended September 30, 2011 of $1.1 million and $0.8 million, respectively.  Due to the Convertible Notes being carried at fair value in accordance with ASC 825, financing costs associated with obtaining the convertible notes have been immediately expensed. The Company paid approximately $1.1 million in related transaction costs, which was recorded as interest expense in the statement of operations for the nine months ended September 30, 2011.

A summary of changes in the Convertible Notes is as follows:

	Convertible Notes
Initial gross proceeds	$16,000,000
Fair value adjustment	350,000	(1)
Fair value at June 30, 2011	$16,350,000
Fair value adjustment	(1,100,000	)(1)
Fair value at September 30, 2011	$15,250,000

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

Inputs

	June 30, 2011	September 30, 2011
Stock Price	$2.39	$0.95
Strike Price (subject to certain adjustments)	$2.92	$2.92
Expected remaining term (in years)	2.00	1.78
Stock Volatility	65%	85%
Risk-Free Rate (based on 2-years life)	0.45%	0.20%
Forward Risk Rates (at each time step)	varies	varies
Discount Rate (applicable to instrument’s debt feature)	25.00%	80.00%
Probability of Equity-Like Positions (from Holders’ perspective and throughout life of instrument)	35.00%	35.00%
Probability of Debt-Like Positions (from Holders’ perspective and throughout life of instrument)	65.00%	65%
Effective discount rate	16.4%	20.00%
Dividend Rate (on Company’s common stock)	0%	0%
Outstanding Shares of Common Stock	119,327,864	119,769,204
Probability of an event of default (as defined in the Agreement)	5.0%	5.0%
Probability of a change of control transaction (as defined in the Agreement)	5.0%	5%
Number of Trials during each simulation analysis	100,000	100,000

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

•                  The volatility of the Company’s common stock was estimated by considering (i) the annualized daily volatility of the Company’s stock prices during the historical period preceding the respective valuation date and measured over a period corresponding to the remaining life of the instrument and (ii) the implied volatility based on the Company’s publicly-traded options to buy or sell shares of the Company’s stock;

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

•                  The volume weighted average price for the 10 trading days preceding the potential adjustment to the Conversion Price was reasonably approximated by the average of the simulated stock price at each respective time step of the simulation model;

•                  The simulated stock prices at each bi-weekly time step following the date of the potential adjustment to the Conversion Price were assumed to reasonably approximate the Company’s stock prices during a period of 30 consecutive trading days for purposes of determining whether the price condition underlying the Company’s right to force conversion (as discussed above), has been met;

•                  Based on the Company’s historical operations and management’s expectations for the foreseeable future, the probability of occurrence during the remaining life of the instrument was assumed diminutive (thus assigned as 5% probability in the simulation model) for events of default and change of control transactions (as defined the Convertible Notes);

•                  Based on the Company’s historical operations and management’s expectations for the foreseeable future, equity conditions failures or fundamental transactions (as defined in the Convertible Notes) were not expected to occur during the remaining life of the instrument;

•                  The date of the potential adjustment date to the conversion price, as discussed above, was assumed to be based on 45 days following the end of the third calendar quarter of the current year (November 15, 2011); and

•                  Based on the Company’s historical operations and management’s expectations for the near future, the Company’s stock was assumed to be a non-dividend-paying stock;

The following table details the principal payments on the Convertible Notes through maturity (Assuming no deferral of such payments by the Holder, as permitted by the terms of the Convertible Notes).

Calendar Years Ending December 31,	Principal Payments on Convertible Notes

2011	$1,523,810
2012	9,142,857
2013	5,333,333
Total	$16,000,000

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

Accrued warranty is included in other accrued expenses on the Company’s consolidated balance sheets. The following is a summary of the Company’s accrued warranty activity for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Balance at beginning of period	$4,489,363	$2,842,859	$4,000,081	$1,869,579
Provision	545,112	1,089,120	1,857,790	2,390,699
Usage	(418,819)	(312,344)	(1,242,215)	(640,643)
Balance at end of period	$4,615,656	$3,619,635	$4,615,656	$3,619,635

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

For so long as any Warrant As remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less than $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A.  As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note L below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right.  During fiscal 2007, the Company paid approximately $1.4 million to redeem Warrant As representing 1,242,426 shares of common stock.  During 2008, the Company paid approximately $0.4 million to redeem Warrant As representing 303,031 shares of common stock.  (See table below for assumptions used in valuing the warrants redeemed).  During the nine month period ended September 30, 2011, warrants to purchase 580,303 shares of common stock were exercised.  As of September 30, 2011 and December 31, 2010, Warrant As to purchase 556,061 and 1,136,364 shares of common stock were outstanding, respectively.

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

For so long as any Warrant Cs remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant Cs for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant C. As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note L below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right.  During 2007, the Company paid approximately $0.7 million to redeem Warrant Cs representing 621,215 shares of common stock.  During 2008, the Company paid approximately $0.2 million to redeem Warrant Cs representing 151,516 shares of common stock. (See table below for assumptions used in valuing the warrants redeemed).  During the nine month period ended September 30, 2011, warrants to purchase 265,152 shares of common stock were exercised. As of September 30, 2011 and December 31, 2010, Warrant Cs to purchase 348,485 and 613,637 shares of common stock were outstanding, respectively.

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

During 2010, the Company notified the holders of the outstanding Warrant As and Warrant Cs that the holders were required to exercise 50% of their un-exercised warrants.  As a result of this notification by the Company holders of Warrant As exercised warrants to purchase 469,699 shares of common stock and holders of Warrant Cs exercised warrants to purchase 234,849 shares of common stock.  During the nine month period ended September 30, 2011, an additional 580,303 Warrant As and 265,152 Warrant Cs were exercised, as noted above,  as a result of notification sent out to the remaining holders of the Warrant As and Warrant Cs.

The table below summarizes Black-Scholes option pricing model range of assumptions that were used in valuing the warrants redeemed for both the Warrant As and Warrant Cs.

Assumptions:	Warrant As	Warrant Cs

Expected life	5.68 years to 5.69 years	6.67 years to 6.68 years
Expected volatility ranging from	83.0%	85.0%
Dividends	none	none
Risk-free interest rate	3.75% - 3.84%	3.85% - 3.93%

Placement Agent Warrants

First Albany Capital (“FAC”) acted as placement agent in connection with the July 19, 2006 private placement. In addition to a cash transaction fee, FAC or its designees were entitled to receive five-year warrants to purchase 218,182 shares of the Company’s common stock at an exercise price of $1.87 per share.  During the nine month period ended September 30, 2011, the Placement Agent Warrants were exercised in full, resulting in the issuance of 218,182 shares of common stock.  As of September 30, 2011 and December 31, 2010, Placement Agent warrants to purchase 0 and 218,182 shares of common stock were outstanding, respectively.

Accounting for the Warrants

Upon issuance and through their date of conversion, the Warrant As, Warrant Bs and Warrant Cs, along with the Placement Agent Warrants (together the “Warrants”), did not meet the requirements for equity classification, because such warrants (a) must be settled in registered shares, (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares and (c) provide a cash-out election using a Black-Scholes valuation under various circumstances.  Therefore these Warrants are required to be accounted for as freestanding derivative instruments.  Changes in fair value are recognized in the statement of operations under the caption “Change in fair value of warrant liabilities.”

Upon issuance, the Company allocated $2.7 million of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $4.9 million and a charge to other expense of $2.2 million.  As of September 30, 2011 and December 31, 2010, the remaining outstanding warrants have been marked to fair value resulting in a derivative liability of $0.3 million and $5.5 million, respectively.

The credit to change in fair value of warrant liabilities, for the three and nine months ended September 30, 2011 was $0.9 million and $2.4 million, respectively, and a charge of $1.3 million and a charge of $1.0 million for the three and nine months ended September 30, 2010, respectively, related to Warrant As, Bs and Cs and placement agent warrants.

A summary of the changes in the fair value of the warrant liabilities:

Balance at December 31, 2009	$4,976,774
Warrants exercised	(175,328)
Fair value adjustment (1)	(1,088,978)
Balance at March 31, 2010	$3,712,468
Warrants exercised	(123,691)
Fair value adjustment (1)	857,965
Balance at June 30, 2010	$4,446,742
Warrants exercised	(287,423)
Fair value adjustment (1)	1,269,118
Balance at September 30, 2010	$5,428,437

Balance at December 31, 2010	$5,454,109
Fair value adjustment (1)	(123,561)
Warrants exercised	(2,786,274)
Balance at March 31, 2011	$2,544,274
Fair value adjustment (1)	(1,373,622)
Balance at June 30, 2011	$1,170,652
Fair value adjustment (1)	(853,728)
Warrants exercised	(44,818)
Balance at September 30, 2011	$272,106

(1)          Amounts included in change in fair value of note and warrant liabilities on consolidated statement of operations

Valuation - Methodology and Significant Assumptions

The valuation of derivative instruments utilizes certain estimates and judgments that affect the fair value of the instruments. Fair values for the Company’s derivatives are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, forward yield curves and discount rates.  Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. (See Note C. Significant Accounting Policies and Basis of Consolidation for valuation related the Warrants).

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

	Warrant As
Input	Dec. 31, 2009	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011
Quoted Stock Price	$2.82	$2.42	$2.86	$3.76	$4.50	$3.86	$2.39	$0.95
Exercise Price	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	3.6	3.3	3.0	2.8	2.6	2.3	2.0	1.8
Stock Volatility	75%	75%	75%	75%	70%	80%	75%	90%
Risk-Free Rate	2.00%	1.74%	1.0%	0.60%	0.84%	0.95%	0.47%	0.23%
Dividend Rate	0%	0%	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

	Warrant Cs
Input	Dec. 31, 2009	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011
Quoted Stock Price	$2.82	$2.42	$2.86	$3.76	$4.50	$3.86	$2.39	$0.95
Exercise Price	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	4.5	4.3	4.1	3.8	3.6	3.3	3.0	2.8
Stock Volatility	75%	75%	70%	75%	70%	85%	80%	85%
Risk-Free Rate	2.44%	2.22%	1,41%	0.89%	1.29%	1.43%	0.83%	0.39%
Dividend Rate	0%	0%	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

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

Input	Dec. 31, 2009	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011	July 14, 2011 (1)
Quoted Stock Price	$2.82	$2.42	$2.86	$3.76	$4.50	$3.86	$2.39	$2.00
Exercise Price	$1.87	$1.87	$1.87	$1.87	$1.87	$1.87	$1.87	$1.87
Time to Maturity (in years)	1.55	1.30	1.05	.80	0.55	0.30	0.05	0.01
Stock Volatility	75%	75%	60%	60%	60%	90%	80%	116%
Risk-Free Rate	0.84%	0.59%	0.34%	0.24%	0.20%	0.11%	0.01%	0%
Dividend Rate	0%	0%	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)          The placement Agent Warrants were exercised in full on July 14, 2011.

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

Note L. Redeemable Convertible Series B and Series C Preferred Stock

On October 31, 2003, the Company completed a $7.7 million equity transaction involving the issuance of 1,535 shares of its Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and warrants to purchase up to 1,228,000 shares of the Company’s common stock, to accredited investors (the “October 2003 Financing Transaction”).  In connection with the October 2003 Financing Transaction, the Company issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock was convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50.  As of June 30, 2010, the conversion price for the Series B Preferred Stock was $1.49 (as a result of adjustments to the conversion price following issuance in accordance with the terms of the Series B Preferred Stock).  During 2010, the remaining 75 shares of Series B Preferred Stock were converted by their holders resulting in the Company issuing 251,678 shares of common stock.  As of September 30, 2011 and 2010, 0 and 75 shares of Series B Preferred Stock were outstanding, respectively.  As of June 30, 2010, the liquidation preference of the remaining 75 shares of Series B Preferred Stock was $375,000, and these were convertible into 251,678 shares of common stock.

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

The private placement occurred in two closings.  The first closing occurred on November 8, 2007.  At the first closing, the Company issued 10,000 shares of Series C Preferred Stock at $1,000 per share for an aggregate gross purchase price of $10.0 million.  The Company also issued warrants to purchase an aggregate of 15,262,072 shares of common stock (the “Tranche I Warrants”).  These warrants are exercisable for a seven-year term and had an initial exercise price of $1.44 per share and were not exercisable until May 8, 2008.  As a result of stockholder approval of the second closing and related matters on December 20, 2007, as described below, the exercise price of these warrants was reduced to $1.25 per share.  The Company considered this a cancellation and reissuance of new warrants and accounted for the change in the fair value of the warrants in the allocation of net proceeds associated with the second closing and treated it as a deemed dividend to the Series C Preferred Stock holders. See “Accounting for the Series C Preferred Stock” below.  During the year ended December 31, 2010, Tranche I Warrants to purchase 7,631,036 shares of common stock were exercised via a cashless exercise, resulting in the issuance of 5,038,970 shares of common stock.  As of September 30, 2011 and 2010, Tranche I Warrants to purchase 7,631,036 shares of common stock were outstanding.

At the second closing, which occurred on December 20, 2007, following stockholder approval, the Company issued 15,000 shares of Series C Preferred Stock for an aggregate gross purchase price of $15.0 million, of which $10.0 million was paid through the cancellation of the promissory notes previously issued to the Investors on November 7, 2007.  At this closing, the Company also issued warrants (the “Tranche II Warrants”) to purchase an aggregate of 4,449,467 shares of common stock at an exercise price of $1.25 per share.  These warrants are exercisable for a seven-year term and are exercisable immediately.  During the year ended December 31, 2010, Tranche II Warrants to purchase 253,580 shares of common stock were exercised via a cashless exercise, resulting in the issuance of 167,445 shares of common stock.  As of September 30, 2011 and 2010, Tranche II Warrants to purchase 4,195,887 shares of common stock were outstanding.

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

During the three and nine months ended September 30, 2011, as a result of warrant exercises, the Company issued warrants to purchase an aggregate of 109,090 and 531,817 shares of common stock to the Investors; these warrants expire on March 31, 2018 and September 30, 2018.  The Company valued the warrants issued in March 2011 and September 2011 using a Black-Scholes option pricing model with the assumptions detailed below with fair values of approximately $1.3 million and $60,000, respectively.

During the three and nine months ended September 30, 2010, as a result of warrant exercises, the Company issued warrants to purchase an aggregate of 413,303 and 816,863 shares of common stock, respectively, to the Investors; these warrants expire on September 30, 2017, June 30, 2017  and March 31, 2017, respectively.  The Company valued the warrants issued using a Black-Scholes option pricing model with the assumptions detailed below with the value of approximately $0.8 million and $1.3 million, respectively.  After valuing the warrants the Company allocated the calculated value to the relative fair value of each tranche of preferred stock.  As a result, the Company recorded the allocated value of the warrant and the beneficial conversion feature of $0.5 million and $0.2 million, for the three and nine month periods ended September 30, 2010, respectively, in the aggregate to the second closing of the Series C Preferred Stock.  For the three and nine month periods ended September 30, 2010, the Company recorded a deemed dividends on the Series C Preferred Stock of $1.0 million, related to the beneficial conversion feature.  See “Accounting for the Series C Preferred Stock” below.

Input	March 31, 2010	June 30, 2010	Sept. 30, 2010	March 31, 2011	Sept. 30, 2011
Quoted Stock Price	$2.42	$2.86	$3.76	$3.86	$0.95
Exercise Price	$1.66	$1.66	$1.66	$1.66	$1.66
Time to Maturity (in years)	7.00	7.00	7.00	7.00	7.00
Stock Volatility	80.8%	79.13%	73.44%	72.0%	75.0%
Risk-Free Rate	2.4%	2.5%	1.75%	2.0%	1.0%
Dividend Rate	0%	0%	0%	0%	0%

As of September 30, 2011, if all of the remaining existing warrants are exercised, the Company would need to issue warrants to purchase an additional 452,273 shares of common stock to the Investors.

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

The components of the carrying value of the Series C Preferred Stock from December 31, 2009 to September 30, 2010, are as follows:

Total
Balance at December 31, 2009	$22,257,423
Accretion of original issue discount to redemption value	3,652,639
Dividend for the nine months ending September 30, 2010 (1)	1,108,370
Additional discount from issuance of warrants and beneficial conversion feature	(515,000)
Balance at September 30, 2010 (2)	$26,503,432

(1)	The Company elected to add the dividend to the liquidation preference of the Series C Preferred Stock and it was recorded as a dividend to the holders of the Series C Preferred Stock.
(2)	The Series C Preferred Stock was converted in full during 2010.

The Company designated the warrants issued in connection with the Series C Preferred Stock as equity instruments.  As stated above, the holders of the Series C Preferred Stock converted their shares of Series C Preferred Stock into common stock on October 27, 2010.

Note M. Stock Option Plans

Stock Option Plans

Under the Company’s 2002 and 2005 Stock Option Plans (collectively, the “Plans”), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase shares of the Company’s common stock. At September 30, 2011, 3,963,922 shares were available for future grants under the Plans.

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

•                  Qualified options are issued only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees of the Company. Options granted under the Plans cannot exceed 500,000 shares in any year and may not be granted with an exercise price less than 100% of the fair value of the Company’s common stock, as determined by the Board of Directors on the grant date.

•                  Options under the Plans must be granted within 10 years from the effective date of the Plan. Qualified options granted under the Plans cannot be exercised more than 10 years from the date of grant, except that qualified options issued to 10% or greater stockholders are limited to five-year terms.

•                  Generally, the options vest and become exercisable ratably over a four year period.

•                  The Plans contain antidilutive provisions authorizing appropriate adjustments in certain circumstances.

•                  Shares of the Company’s common stock subject to options that expire without being exercised or that are canceled as a result of the cessation of employment are available for future grants.

The following table summarizes the Company’s stock option activity (both under the Plans and outside of the Plans) since December 31, 2010:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	13,426,968	$2.33	7.74	$29,712,186
Grants	453,500	$4.40
Exercises	(152,873)	$1.93
Cancellations	(14,875)	$2.70
Outstanding at March 31, 2011	13,712,720	$2.40	7.60	$21,491,780
Grants	2,225,000	$2.98
Exercises	(165,375)	$1.61
Cancellations	(1,031,123)	$3.18
Outstanding at June 30, 2011	14,741,222	$2.44	7.56	$4,492,398
Grants	326,500	$1.57
Exercises	—	—
Cancellations	(223,939)	$3.03
Outstanding at September 30, 2011	14,843,783	$2.41	7.19	$14,984

Vested or expected to vest at September 30, 2011	14,352,623	$2.39	7.13	$14,984

Exercisable at September 30, 2011	7,900,264	$2.01	6.21	$14,984

Exercisable at December 31, 2010	6,000,134	$2.06	6.59	$15,147,062

Information relating to stock options vested and expected to vest (both under the Plans and outside of the Plans) as of September 30, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price
$0.62 to $1.89	2,059,763	6.56	$1.35	1,369,390	$1.31
$1.90 to $1.90	4,802,770	6.58	$1.90	3,901,329	$1.90
$1.91 to $2.35	2,284,125	7.10	$2.28	1,184,882	$2.25
$2.39 to $2.99	3,638,125	7.77	$2.78	1,314,475	$2.57
$3.08 to $4.98	1,974,000	8.61	$4.12	50,188	$3.44
$5.13 to $5.13	5,000	9.30	$5.13	0	$0.00
$5.26 to $5.26	80,000	0.30	$5.26	80,000	$5.26
$0.62 to $5.26	14,843,783	7.19	$2.41	7,900,264	$2.01

Options to purchase 318,248 shares were exercised during the nine month period ended September 30, 2011, and these options had an intrinsic value of approximately $0.6 million on the date of exercise.  Options to purchase 238,377 and 946,786 shares were exercised during the three and nine month period ended September 30, 2010, respectively, and these options had an intrinsic value of approximately $0.8 million and $2.7 million on the date of exercise, respectively.

During 2010, as an inducement to his joining the Company, the Company granted its then Chief Financial Officer options to acquire 1,000,000 shares of common stock at a price per share equal to $2.33, the closing price of the common stock on March 15, 2010, the date his employment commenced. The option vests over four years, with the first 25% vesting on March 15, 2011 and the balance vesting in equal quarterly installments over the following three years. Of these options, one option to purchase 500,000 shares was issued under the Company’s 2005 Plan and one option to purchase 500,000 shares was issued outside of the 2005 Plan.  In May 2011 the Company terminated the employment of its then Chief Financial Officer, at which time options to purchase 250,000 shares of common stock had vested.  Pursuant to the terms of the former Chief Financial Officers employment agreement, these vested options will remain exercisable for one year from the date of his termination.

Note N. Warrants

A summary of the status of the Company’s warrants as of September 30, 2011 and 2010 and the changes for these periods are presented below.  The Company received proceeds of $1.9 million and $3.2 million related to the 2011 and 2010 exercises, respectively.

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Number of Shares	Weighted Average Price		Number of Shares	Weighted Average Price
Outstanding at beginning of period	15,974,171	$1.57	(2)	24,857,329	$1.48	(2)
Granted (1)	531,816	1.66		1,408,579	1.99
Exercised	(1,063,637)	1.82		(9,831,852)	1.38
Outstanding at end of period	15,442,350	$1.38		16,434,056	$1.42

(1)

The Company issued warrants to purchase 531,817 and 816,863 shares of common stock during 2011 and 2010, respectively, at $1.66 per share to the Investors as a result of warrant exercises during the nine months ended September 30, 2011 and 2010. These warrants are immediately exercisable upon their issuance and have a 7 year life.

(2)	During 2011, the Company modified the terms of warrants to purchase 591,716 shares of common stock issued to its subordinated debt holders to lower the exercise price from $2.43 to $2.00 per share.

Note O. Segment Disclosures

Following the sale in 2008 of its Electronics and Power Systems US segments and the classification in 2009 of its Applied Technology segment as part of discontinued operations, and subsequent sale during the quarter ended March 31, 2010, the Company believes it operates in one business segment, Renewable Energy Solutions.

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Revenue by geographic region based on location of customer (1):

United States	$36,228,184	$22,024,172	$107,575,965	$41,971,093
China	70,950	4,421,741	9,423,274	8,076,062
Taiwan	79,799	—	3,621,187	—
India	725,911	—	6,629,911	—
Czech Republic	8,029	19,189,294	305,078	30,595,894
Canada	4,666,132	8,750,445	16,690,954	11,891,347
Germany	2,155	162,434	318,481	2,187,579
Belgium	—	72,823	58,080	1,781,647
Italy	1,669,905	—	2,443,531	—
France	49,319	2,878,950	610,182	2,878,950
Australia	—	—	250,896	—
Greece	1,506,058	369,174	4,517,556	806,969
Rest of World	3,693	512,788	67,013	552,232
Total Revenue	$45,010,135	$58,381,821	$152,512,108	$100,741,773

(1)          Does not include revenue from discontinued operations for all periods presented.

	September 30, 2011	December 31, 2010
Long-lived assets by geographic region based on location of operations (2):
United States	$9,443,333	$5,421,764
Canada	1,946,135	1,862,521
China	387,831	—
Total long-lived assets	$11,777,299	$7,284,285

(2) Does not include assets from discontinued operations for all periods presented.

Note P. Restructuring Costs

On June 30, 2011, the Company completed a plan of reorganization approved by management.  As a result of the restructuring, the Company recorded approximately $1.1 million in payroll-related costs relating to an approximately 15% reduction in the Company’s workforce.  None of the terminated employees were required to provide any service to the Company subsequent to their receiving notification of termination.  As of September 30, 2011, approximately $0.6 million remains to be paid.

During the quarter ended March 31, 2010, the Company completed the final steps of its reorganization efforts in accordance with a plan of reorganization approved by the Board of Directors.  As a result of the March 2010 restructuring, the Company recorded approximately $0.8 million in payroll-related costs.  As of September 30, 2011, all amounts have been paid to the terminated employees.  None of the terminated employees were required to provide any service to the Company subsequent to their receiving notification of termination.

Note Q. Employee Benefit Plan

During 2010, the Company implemented its employee stock purchase plan (“ESPP”) and reserved 2,000,000 shares of common stock for this purpose.  Under the ESPP, qualified employees may purchase shares of common stock by payroll deduction at a 15% discount from the market price.  During the three and nine months ended September 30, 2011, 223,271 and 476,154 shares of common stock were issued under the ESPP, respectively.  As of September 30, 2011, 1,443,951 shares of common stock were available for distribution under the ESPP.  The Company recorded non-cash stock-based compensation expense of approximately $249,000 and $673,000 for the three and nine month periods ended September 30, 2011, respectively.

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

Note S. Subsequent Events

The Company has evaluated all events or transactions through the date of this filing. During this period the Company did not have any material subsequent events that impacted its consolidated financial statements or disclosures.

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

These risks include, among others, the following: our history of operating losses; our ability to meet our debt obligations;  our ability to maintain compliance with Nasdaq Marketplace Rules for continued listing on Nasdaq; the demand for our products; the availability of third-party financing arrangements for our customers; our ability to maintain our technological expertise in design and manufacturing processes; our ability to protect our intellectual property; our ability to attract and retain highly qualified personnel; our success against our competitors; our dependence on third-party suppliers; our exposure to losses from fixed price engineering contracts; our ability to manage our growth; perceived demand for alternative energy solutions; risks associated with international operations; the credit risks associated with some of our customers; and the availability of sufficient funds for our corporate needs.

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

Contract Losses

When the current estimates of total contract revenue for a customer order indicates a loss, a provision for the entire loss on the contract is recorded. For the three and nine months ended September 30, 2011 we recorded a contract loss on a customer order of approximately $5.1 million.  At September 30, 2011 our accrued contract loss was approximately $0.3 million.  The excess costs over projected revenues are recorded as a component of both cost of sales and research and development expense.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable, subordinated notes payable, subordinated convertible notes and the line of credit. The estimated fair values have been determined through information obtained from market sources and management estimates.  Our warrant liability and subordinated convertible notes are recorded at fair value.  The carrying value of the subordinated notes payable, as of September 30, 2011, is not materially different from the fair value of the notes. The estimated fair values of the remaining financial instruments approximate their carrying values at September 30, 2011 and December 31, 2010.

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

Recent Accounting Pronouncements

See Note U of our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 for information regarding recently issued accounting pronouncements.

Results of Operations

Three Months Ended September 30, 2011 (“2011”) Compared to Three Months Ended September 30, 2010 (“2010”)

Revenue.  Total revenue for 2011 decreased approximately $13.4 million, or 22.9%, from $58.4 million in 2010 to $45.0 million in 2011.

	Three Months Ended
	Sept. 30,	Sept. 30,
(Amounts in Millions)	2011	2010	Change $	% Change
Product Revenue
Renewable Energy Solutions	$45.0	$58.4	$(13.4)	(22.9)%
Total Revenue	$45.0	$58.4	$(13.4)	(22.9)%

Renewable Energy Solutions revenue decreased by approximately $13.4 million, or 22.9%, from approximately $58.4 million in 2010 to approximately $45.0 million in 2011.  The decrease in revenues is due to lower international sales in 2011 as compared to 2010.  International sales for 2010 represented approximately 61% of our total revenue for the period, for 2011 international sales accounted for approximately 20% of our total revenue.  Domestic revenue increased $14.2 million to $36.2 million in 2011 from $22.0 million in 2010.  The majority of our international product revenue in 2011, approximately $4.7 million, was from Canada.  The decline in international product revenues is a direct result of macroeconomic conditions in Europe.

Gross Margin. Gross margin declined from 26.9% in 2010 to 11.8% in 2011.  The decline in gross margin over the period of a year ago was primarily due to a continued reduction in market pricing of our products in all geographies along with the lower revenue levels of products sold during the period compared to 2010.

Research and development expenses.  We expended approximately $5.7 million on research and development in 2011 compared with $4.3 million spent in 2010.  The increase in spending during 2011 continues to be driven by a planned increase in costs associated with certification of our new products and increases to our technical staffing.  These additional resources are developing the new products, features and customer solutions which we believe will allow us to take advantage of both short-term and long-term market opportunities.  This investment in research and development is critical to both our current and future success.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by approximately $1.6 million, or 16.8%, from $9.7 million in 2010 to $11.3 million in 2011.  Approximately $0.5 million of the increase is directly attributable to compensation costs related to the issuance of stock options to our employees and directors.  Approximately $1.6 million of the increase was associated with increased corporate costs, including approximately $0.5 million related to the FuelCell Energy litigation settlement, offset by a decrease of approximately $0.5 million of sales and marketing costs.

Restructuring costs.  In 2011, we eliminated certain positions across the organization in accordance with a plan of reorganization approved by management.  As a result we recorded approximately $61,000 in payroll and related costs for 2011.  As of September 30, 2011, approximately $0.6 million remains outstanding to be paid.  None of the terminated employees were required to provide services subsequent to their receiving notification of termination.  In 2010, we eliminated certain positions within our operations and sales organizations in accordance with a plan of reorganization approved by the Board of Directors.  As a result we recorded approximately $0.8 million in payroll and related costs for 2010.  As of September 30, 2011 all amounts have been paid to the employees terminated in 2010, and none of the terminated employees were required to provide any services subsequent to their receiving notification of termination.

Change in fair value of subordinated notes and warrant liabilities.  The change in fair value of subordinated convertible notes and warrants for 2011 was a credit of approximately $2.0 million. The change in fair value of the subordinated convertible notes and warrants consists primarily of a credit related to the change in valuation of our Warrant As, Warrant Cs and placement agent warrants of $0.9 million and a credit of $1.1 million related to our Subordinated Convertible Notes.  The change in fair value of the warrants for 2010 was a charge of approximately $1.3 million. This charge related to the change in valuation of our Warrant As and Warrant Cs and placement agent warrants in 2010.

Other income (expense).  Other expense was approximately $1.0 million for 2011 compared to other income of approximately $0.3 million for 2010.  Other expense for 2011 consists primarily of $1.0 million of foreign currency translation losses, as well as other expenses not related to ongoing operations offset by other income not related to operations.  Other income for 2010 consists primarily of $0.3 million of foreign currency translation losses as well as other expenses not related to ongoing operations offset by other income not related to operations.

Interest expense.  Interest expense increased in 2011 to $1.1 million as compared to $0.6 million for 2010.  Interest expense for 2011 includes approximately $0.7 million related to our subordinated debt and $0.4 million related to our line of credit.  Interest expense for 2010 includes approximately $0.5 million related to our subordinated debt, $0.1 million related to our line of credit,   and an immaterial amount of non-cash dividends on our Series B Preferred Stock, which we have paid in shares of our common stock.

Provision for income taxes.  Provision for income taxes was approximately $0.3 million for 2011 as compared to $0 for 2010.  The provision for income taxes relates to taxes in both China and California.

Deferred Revenue.  Deferred revenue was approximately $24.2 million at September 30, 2011 as compared to $19.7 million at December 31, 2010, an increase of approximately $4.5 million.  We record deferred revenue (i) when a customer is invoiced or pays in advance or (ii) when provisions for revenue recognition on items shipped have not been achieved or the items have not yet been received by the customer due to shipping terms such as FOB destination.  When an item is deferred for revenue recognition purposes, the deferred revenue is recorded as a liability and the deferred costs are recorded as a component of inventory in our consolidated balance sheets.  Deferred revenue also consists of cash received for extended product warranties.  Currently deferred revenue is composed of approximately $3.3 million related to pre-payments on orders currently being manufactured and $20.9 million on deferred revenue related to extended warranties sold to customers that purchased our products.

Nine Months Ended September 30, 2011 (“2011 Period”) Compared to Nine Months Ended September 30, 2010 (“2010 Period”)

Revenue. Total revenue for 2011 was $152.5 million, an increase of approximately $51.8 million, or 51.4%, from $100.7 million in 2010.

	Nine Months Ended
	Sept. 30,	Sept. 30,
(Amounts in Millions)	2011	2010	$ Change	% Change
Product Revenue
Renewable Energy Solutions	$152.5	$100.6	$51.9	51.5%
Other Legacy	—	0.1	(0.1)	-100%
Total Product Revenue	$152.5	$100.7	$51.8	51.4%

Renewable Energy Solutions revenue increased by approximately $51.9 million, or 51.5%, from approximately $100.6 million in 2010 to approximately $152.5 million in 2011.  The increase in Renewable Energy Solutions revenue was primarily attributable to sales in the United States.   Sales in the United States accounted for approximately $107.6 million, or 71% of our product revenue for the period compared to approximately $42.0, or million, or 58% for the same period in 2010.  International product revenues declined from approximately $58.8 million, or 58% in 2010 to approximately $45.0 million, or 29% in 2011.  The decline in international product revenues is a direct result of macroeconomic conditions in Europe.

Gross Margin. Gross margin declined from 23.3% in 2010 to 15.6% in 2011.  The decline in gross margin was primarily due to the continued reduction in market pricing, cost overruns related to a significant project, the mix of products sold as compared to 2010 and a $1.8 million charge for excess inventories.  This decrease is partially offset by our continued material cost reduction programs, and the continued transfer of a significant portion of our inverter manufacturing to our contract manufacturer.

Research and development expenses.  We expended approximately $21.6 million on research and development in 2011 compared with $9.8 million spent in 2010.  The increase in spending during 2011 was largely attributable to a $4.1 million one-time expense for research and development and charges associated with a new product line.  The balance of the increase was driven by a planned increase in costs associated with certification of our new products and continued new product development, including increases in our technical staffing.  These additional resources are developing the new products, features and customer solutions which we believe will allow us to take advantage of both short-term and long-term market opportunities.  This investment in research and development is critical to both our current and future success.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by approximately $10.9 million, or 46.2%, from $23.5 million in 2010 to $34.4 million in 2011.  Approximately $1.2 million of the increase is directly attributable to compensation costs related to the issuance of stock options to our employees and directors. Approximately $3.6 million of the increase was related to higher legal and general corporate costs in 2011 as compared to 2010.  In addition, approximately $6.1 million of the increase was due to the higher sales and marketing costs directly related to international business development and sales expansion in Europe and Asia, company branding, increased outbound marketing efforts and increased provisions for potentially uncollectible accounts in 2011 compared to 2010.

Restructuring costs.  In 2011, we eliminated certain positions across the organization in accordance with a plan of reorganization approved by management.  As a result we recorded approximately $1.2 million in payroll and related costs.  As of September 30, 2011, approximately $0.6 million remains outstanding to be paid.  None of the terminated employees were required to provide services subsequent to their receiving notification of termination.  In 2010, we eliminated certain positions within our operations and sales organizations in accordance with a plan of reorganization approved by the Board of Directors.  As a result we recorded approximately $0.8 million in payroll and related costs for 2010.  As of September 30, 2011 all amounts have been paid to the employees terminated in 2010, and none of the terminated employees were required to provide any services subsequent to their receiving notification of termination.

Change in fair value of subordinated convertible notes and warrant liabilities.  The change in fair value of the subordinated convertible notes and warrants for 2011 was a credit of approximately $3.1 million.  The change in fair value of the subordinated convertible notes and warrants consists primarily of a credit related to the change in valuation of our Warrant As, Warrant Cs and placement agent warrants in of $2.3 million and a credit of $0.8 million related to our Subordinated Convertible Notes.   The change in fair value of the warrants for 2010 was a charge of approximately $1.0 million.  This credit related to the change in valuation of our Warrant As, Warrant Cs and placement agent warrants in 2010.

Other Income (expense).  Other expense was approximately $1.4 million for 2011 compared to other income of approximately $21,000 for 2010.  Other expense for 2011 consists primarily of $1.2 million of foreign currency translation as well as $0.2 million in expenses not related to ongoing operations.  Other expense for 2010 consisted primarily of approximately $25,000 of foreign currency translation gains.

Interest expense.  Interest expense increased approximately $2.8 million in 2011 to approximately $3.7 million as compared to approximately $0.9 million in 2010.  Interest expense for 2011 includes approximately $1.1 million in transaction costs related to our subordinated convertible Notes, $0.9 million related to our line of credit during the period, approximately $1.7 million of interest and amortization of the deferred financing costs related to our subordinated debt, and to a lesser extent fees for professional services for the valuation of our warrant instruments as well as other expenses not related to ongoing operations.   Interest expense for 2010 includes approximately $23,000 of non-cash dividends on our Series B Preferred Stock, which we have elected to pay in shares of our common stock,  approximately $0.3 million related to our line of credit during the period,  approximately $0.6 million of interest and amortization of the deferred financing costs related to our subordinated debt, and to a lesser extent fees for professional services for the valuation of our warrant instruments as well as other expenses not related to ongoing operations.

Provision for income taxes.  Provision for income taxes was approximately $0.4 million for 2011 as compared to $0 for 2010.  The provision for income taxes relates to taxes in both China and California.

Income from discontinued operations.  Income from discontinued operations was approximately $31,000 for the nine months ended September 30, 2010.  The income from discontinued operations is a result of the sale of our Applied Technology division.  See Note D. “Discontinued Operations” for more information related to the sale of this division.

Gain on sale of discontinued operations.  As a result of the sale of our Applied Technology division, we recorded income of approximately $0.5 million during 2010.  See Note D. “Discontinued Operations” for more information related to the sale of this division and the composition of the gain calculated.

Liquidity and Capital Resources

As of September 30, 2011, we had approximately $18.1 million of cash.

Based upon our current working capital position, current operating plans and expected business conditions, we believe that our current cash and our asset based financing options will be adequate to fund our operations through September 30, 2012.  Beyond 2011, we expect to fund our working capital needs and other commitments primarily through our operating cash flow, which we expect to improve as our product costs continue to decrease and our unit volumes continue to grow.  We also expect to use our credit facility to fund a portion of our capital needs and other commitments.  We have availability under our line of credit of $14.6 million as of October 31, 2011.

Our funding plans for our working capital needs and other commitments may be adversely impacted if we fail to realize our underlying assumed levels of revenues and expenses, or if we fail to remain in compliance with the covenants of our bank line, subordinated debt or subordinated convertible notes.  If any of these events were to occur, we may need to raise additional funds in order to sustain operations by selling equity or taking other actions to conserve our cash position, which could include selling of certain assets, delaying capital expenditures and incurring additional indebtedness, subject to the restrictions in the credit facility with Silicon Valley Bank, our subordinated debt and the subordinated convertible notes.  Such actions would likely require the consent of Silicon Valley Bank, the lender of our subordinated debt and/or the holder of our subordinated convertible notes, and there can be no assurance that such consents would be given. Furthermore, there can be no assurance that we will be able to raise such funds if they are required.

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

We have incurred significant costs to develop our technologies and products.  These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of September 30, 2011, we had an accumulated deficit of approximately $278.9 million.  Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities and convertible debt, public security offerings, borrowings under our lines of credit and capital equipment leases.

As of September 30, 2011, our cash and cash equivalents were $18.1 million; this represents a decrease in our cash and cash equivalents of approximately $12.0 million from the $30.1 million on hand at December 31, 2010.

Cash used in operating activities from continuing operations for the nine months ended September 30, 2011 was $43.1 million as compared to $29.8 million for the nine months ended September 30, 2010.  Cash used in operating activities from continuing operations during the nine months ended September 30, 2011 was primarily attributable to the net loss of approximately $35.5 million, a general increase in working capital, offset by non-cash items such as the change in the fair value of our warrants, depreciation and amortization, deferred revenue, increases in allowances for uncollectible accounts and excess and obsolete inventory, non-cash compensation and consulting expense, accrued contract losses and non-cash interest expense.

Cash used in investing activities from continuing operations during the nine months ended September 30, 2011 was $5.1 million as compared to cash used in investing activities from continuing operations of $1.4 million for the nine months ended September 30, 2010.  Cash used in investing activities for 2011 and 2010 was for capital expenditures.

Cash provided by financing activities from continuing operations for the nine months ended September 30, 2011 was approximately $36.3 million as compared to cash provided by financing activities from continuing operations of $28.5 million for the nine months ended September 30, 2010.  Net cash provided by financing activities from continuing operations during 2011 primarily related to the proceeds of our borrowings under our line of credit of $20.0 million, approximately $14.9 million in net proceeds from the June 2011 subordinated debt, approximately $1.4 million from the exercise of employee stock options and employee participation in the employee stock purchase plan, and approximately $1.9 million related to the exercise of warrants.  Net cash provided by financing activities during 2010 was primarily related to the proceeds of our borrowings under our line of credit of $12.0 million, approximately $11.8 million in proceeds from the June 2010 subordinated debt, approximately $1.5 million from the exercise of employee stock options and approximately $3.2 million related to the exercise of warrants.

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

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at September 30, 2011, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

Calendar Years Ending December 31,	Principal Payments on Subordinated Debt	Interest Payments on Subordinated Debt	Operating Leases	Principal Payments on Convertible Notes	Interest Payments on Convertible Notes

2011	$978,078	$318,041	$742,126	$1,523,810	$546,667
2012	4,233,192	951,287	2,697,135	9,142,857	666,667
2013	4,797,531	386,947	2,237,841	5,333,333	93,333
2014	427,557	4,482	2,234,471	—	—
2015	—	—	1,680,105	—	—
Thereafter	—	—	2,416,570	—	—
Total	$10,436,358	$1,660,757	$12,008,248	$16,000,000	$1,306,667

We lease equipment and office space under non-cancelable capital and operating leases.  In 2010 we entered into a $12.0 million subordinated debt agreement.  In addition, in June 2011 we entered into a $16.0 million convertible note agreement.  The future minimum principal and interest payments under the subordinated debt agreement, the convertible notes and the future minimum rental payments as of September 30, 2011 are included in the table above.

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

To manage interest rage exposure our strategy is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of twelve months. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At September 30, 2011, our short-term investments approximated market value.

At September 30, 2011 we had a revolving line-of-credit available to us of up to $35.0 million, of which $34.7 million was outstanding and $0 was available under the line.  Our revolving line-of-credit bears an interest rate of the Bank’s prime rate plus 0.75% per annum, which resulted in a rate of 4.0% at September 30, 2011.

The effect of interest rate fluctuations on outstanding borrowings as of September 30, 2011 over the next twelve months is quantified and summarized as follows:

Interest Expense
Increase
Interest rates increase by 100 basis points	$346,750
Interest rates increase by 200 basis points	$693,500

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than ours, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the period ended September 30, 2011, the net impact of foreign currency changes on transactions was a loss of $1.2 million. We have not historically used a significant amount of derivative financial instruments or other financial instruments to hedge such economic exposures.

The Company uses foreign currency contracts to manage its exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables. The Company primarily hedges foreign currency exposure to the Euro. The Company does not engage in trading, market making or speculative activities in the derivatives markets. The foreign currency contracts utilized by the Company do not qualify for hedge accounting treatment, and as a result, any fluctuations in the value of these foreign currency contracts are recognized in other loss (income) in our consolidated statements of operations as incurred. The fluctuations in the value of these foreign currency contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.  As of April 18, 2011, the Company entered into a foreign currency hedge with a bank with a notational amount of approximately $1.6 million, which matured on July 18, 2011.  There were no foreign currency hedges outstanding at September 30, 2011.

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

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Shareholder Derivative Litigation.  On August 2, 2011, a shareholder derivative action was brought by plaintiff purportedly on behalf of our company against several of our senior officers and directors, in the U.S. District Court, District of Massachusetts.  The complaint alleges that the officer and director defendants breached their fiduciary duties by providing allegedly misleading and inaccurate information regarding our business.  The shareholder derivative action generally seeks compensatory damages for all alleged losses sustained as a result of the individual defendants’ actions, including reasonable costs and expenses, and other relief as the court may deem just and proper.  We believe that these allegations are baseless and we intend to defend against them vigorously.

FuelCell Energy Matter.  As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, on February 17, 2011, FuelCell Energy, Inc. (“FuelCell Energy”) filed a Demand for Arbitration with the American Arbitration Association seeking recovery of damages related to allegedly defective transformers that we procured for them.  In its Demand for Arbitration, FuelCell Energy asserts that it is entitled to recovery of approximately $2.8 million from us.  On October 27, 2011 we reached a settlement in regards to these claims.  Among other considerations, we agreed to pay FuelCell Energy approximately $225,000.  In addition, we guaranteed discounts on future purchases of approximately $160,000.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2010, except for the following:

Substantial leverage and debt service obligations may adversely affect our cash flows.

In connection with the sale of our subordinated convertible notes in June 2011, we incurred new indebtedness of $16 million.  As a result, as of September 30, 2011, we had an aggregate of approximately $61.4 million of outstanding debt under our existing senior credit facility, existing subordinated loan and the June 2011 subordinated convertible notes.  The degree to which we are leveraged could, among other things:

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

We are responsible for maintaining the registration of the resale of shares of common stock underlying the subordinated convertible notes issued in our June 2011 private placement and will incur liquidated damages if we do not fulfill this obligation.

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

SATCON TECHNOLOGY CORPORATION
Date: November 9, 2011	By:

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

101 *

The following materials from Satcon Technology Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010; (iii) Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss for the nine months ended September 30, 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010 and (v) Notes to Interim Consolidated Financial Statements.

*                 Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.