Form 10-K
period 2011-12-31
SATCON TECHNOLOGY CORP
filed 2012-03-15
CIK 889423

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2011

Commission file number 1-11512

SATCON TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	04-2857552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
25 Drydock Avenue, Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip Code)
(617) 897-2400 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $.01 Par Value	The NASDAQ Stock Market, LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market, LLC

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's Common Stock, $.01 par value per share, held by non-affiliates of the registrant was $218,914,302 based on the last reported sale price of the registrant's Common Stock on the Nasdaq Capital Market as of the close of business on the last business day of the registrant's most recently completed second quarter ($2.39). There were 131,915,619 shares of Common Stock outstanding as of March 1, 2012.

        DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Satcon Technology Corporation

Statement Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates," and similar expressions, whether in the negative or in the affirmative. Forward—looking statements include statements regarding our position as a leading provider of power conversion solutions; our ability to create innovative products in the markets we target; the expected demand for our products in the markets we target; our ability to address our customers' needs; our ability to execute on our growth strategy; and our ability to compete in the markets we target. Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations disclosed in the forward-looking statements, our actual results could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements under the heading "Risk Factors" under Item 1A that we believe could cause our actual results to differ materially from the forward-looking statements that we make. Forward-looking statements contained in this Annual Report speak only as of the date of this report. Subsequent events or circumstances occurring after such date may render these statements incomplete or out of date. We undertake no obligation and expressly disclaim any duty to update such statements.

PART I

Item 1.    BUSINESS

Overview

        Satcon Technology Corporation ("Satcon" or "Company") is a leading clean energy technology provider of utility-grade power conversion solutions for the renewable energy market, primarily the large-scale commercial and utility-scale solar photovoltaic, or PV, markets. We design and deliver advanced power conversion solutions that enable producers of renewable energy to convert clean energy into grid-connected, efficient and reliable electrical power.

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

Revenue Comparison with Prior Years

        Consolidated revenues by geographic area for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
United States	$138,245,036	$76,079,866	$39,734,485
International	50,306,568	97,222,107	12,801,148

Total	$188,551,604	$173,301,973	$52,535,633

        These numbers have been adjusted to reflect the January 2010 sale of our Satcon Applied Technology business unit. See Note D (Discontinued Operations) to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Industry Background & Market Opportunity

        Inverters, which are the engines of our power conversion solutions, are essential components for renewable energy systems. Their primary function is to convert direct current (DC) power into usable alternating current (AC) power for use in homes and businesses worldwide. Advanced solar Photovoltaic ("PV") inverters are emerging as the core enabling technology platform for the growth of large-scale distributed power systems. Through a combination of increased capacity, improved output quality and advanced control features, these more powerful, efficient and intelligent inverters are expected to enable a stepped improvement in both the controllability and the overall performance of solar PV production and distribution. We believe they will also be critical elements in improving the performance of future solar PV systems.

        As our industry advances, we are committed to providing leadership and developing intellectual property in both the technology and the delivery model. In terms of the technology, we see our place in the smart grid—as a provider of solutions and systems that deliver smarter and faster performance on the supply side of the power grid. Our vision is to enable not only better integration of intermittent renewable resources onto the grid, but also to deliver value-added capabilities that will improve the overall performance of the grid itself. We see a future in which the inverter evolves from the electromechanical device that it is now into the digital device of the truly intelligent smart grid network. We are committed to a total systems approach for our customers, including a full range of design services and complete lifecycle management services, including preventative maintenance and extended warranties. Both our design and lifecycle management services are unique in that they are fully localized in geography and specialized in function.

        The growth in large-scale solar energy plants has created strong worldwide demand for large-scale solar PV power conversion solutions, and is driving significant innovation in the technologies that are being deployed in order to maximize system performance and grid interoperability. Industry research estimates that the global PV inverter market will grow globally at an average annual growth rate of 10% to 20% from 2011 through 2015, with the majority of this growth expected to come from turn-key utility-scale PV inverters of 500 kW and above, which is a core competency for us.

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

  •
  Government incentives are accelerating growth in the power conversion market.  Many countries, including the United States, Canada, China, India, Thailand, Greece, Germany, and Italy have set policies, such as renewable portfolio standards, to achieve a certain percentage of their overall energy generation from alternative energy sources. Several countries have committed to generating at least 20 percent of their electrical energy from renewable energy sources by 2020. Governments have also enacted a variety of tax incentives and subsidies to fuel the construction of renewable energy power plants. As our power conversion systems are integral components of many renewable energy power plants, primarily solar PV plants, we expect demand for them to continue to experience growth as a direct result of these government programs.

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

  •
  PV module price declines are encouraging new solar installations.  Solar PV power plants rely on PV arrays, a linked collection of PV modules, to convert solar energy into raw electricity. PV modules have seen significant and continual price declines in recent years due to advances in semiconductor processing technology and the increased availability of silicon, the substance used by a PV panel to generate electricity and increased competition. The decreased cost of the basic building blocks of solar PV installations increases the attractiveness of solar power economics and helps catalyze the development of new solar plants, which in turn increases demand for power conversion systems.

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

        Our core solutions for renewable energy consist of utility-grade inverters for solar PV applications. Inverters convert the DC power generated by these renewable energy sources into useable AC power. They provide the interface with the electric utility grid, an energy storage device, and end user applications. Our inverters' advanced utility-ready features enable simplified grid interconnection and can be easily integrated into supervisory control and data acquisition, or SCADA, systems through standardized communication interfaces. Our Renewable Energy Solutions product family includes the following:

  •
  PowerGate® Plus is, we believe, the world's most widely deployed large-scale, utility-ready PV inverter with over two gigawatts sold since its introduction in 2005. PowerGate Plus increases efficiency and maximizes system uptime and power production. By combining sophisticated system intelligence with in-depth performance monitoring, PowerGate Plus provides power plant operators with an advanced level of command and control.

  •
  Equinox™ is our third generation power conversion solution built on the foundation of PowerGate Plus. Equinox features superior efficiency combined with three extreme climate packages to provide power plant operators with enhanced levels of system performance and uptime and the PV industry's broadest thermal operating range. Equinox does not require an external climate-controlled enclosure or e-house, reducing both cost and space requirements.

  •
  Prism® is a fully integrated 1 or 1.25 MW medium-voltage (MV) solution optimized for utility-scale PV installations. Incorporating advanced components, two mirror-image inverters, and medium-voltage transformer, Prism comes ready to connect a solar PV array to the utility grid, enabling fast installation through a modular prepackaged design.

  •
  Solstice® is the PV industry's first complete power harvesting and array management solution for utility-scale solar PV plants. Solstice is a total system solution enabling intelligent management of the entire PV system while offering the flexibility of localized control over every component in the array, from the panel, to a single string, to the inverter, to the grid. Solstice breaks large arrays up into smaller, controllable increments of less than three kW and enables string-level energy harvest, which is then combined with a highly-optimized central power conversion system. A typical PV array only operates at an energy output of the lowest performing PV panel in the array. With Solstice, power output from each string of panels is independently optimized, allowing each string to operate at its full potential all day.

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

Revenues by product category for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
(Amounts in Millions)	2011	2010	2009
Product Revenue
Renewable Energy Solutions	$188.6	$173.3	$47.7
Other Legacy	—	—	4.8

Total Product Revenue	$188.6	$173.3	$52.5

Financial Results by Business Segment

        We view our operations as one segment and as one business unit. See Note S to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

        Our business is subject to industry-specific seasonal fluctuations. Sales have historically reflected these seasonal trends with the largest percentage of total revenues realized during the last two calendar quarters of a fiscal year. Lower seasonal demand normally results in reduced shipments and revenues in the first two calendar quarters of a fiscal year. There are various reasons for this seasonality, mostly related to economic incentives and weather patterns. For example, in European countries with feed-in tariffs, the construction of solar power systems may be concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum feed-in tariff and the fact that the coldest winter months are January through March. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons.

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

  •
  Reliability.  We design and manufacture high-reliability, long-life power electronics primarily for solar PV applications. We design, manufacture and test our systems for optimal performance over the entire lifespan of the photovoltaic system. We design our products to support the long-life, always-on requirements of the power quality markets through a comprehensive suite of programs including support services, system design services, and warranty and preventative maintenance programs.

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

Sales, Marketing and Service

        We sell our products and services through direct sales personnel and distributor arrangements which comprise a global market presence for Satcon. Our direct sales staff manages our key customer accounts worldwide, where our regional distributors provide customer support and identify significant market opportunities in their respective markets.

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

        In each core worldwide market we serve, we have a local organization encompassing sales, project management, field service, and applications engineering. This localized expertise allows us to work closely with our customers to fully understand their requirements and to rapidly respond to the tough challenges that inevitably come up with any large project, ensuring the highest levels of customer satisfaction.

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

  •
  Expand Our International Sales and Service Footprint.  We continue to expand and deepen our sales and service operations globally as we aim to increase our market share, primarily through strong and capable partnerships outside of North America. We are committed to maintaining and building upon the strong relationships we have in North America. We aim to strengthen and extend our existing strategic alliances and relationships, which may take the form of marketing, sales or distribution agreements. We are actively working to develop alliances and relationships with new partners to extend our global reach and take advantage of growth opportunities. In order to improve our financial performance, we are currently focusing product development and marketing efforts on North American commercial and utility-scale markets. We also continue to focus on Solar PV markets in China, India, Thailand and other emerging markets in the Asia-Pacific region.

  •
  Expand Our International Manufacturing Footprint.  Our primary manufacturing operation takes place in Shenzhen, China. We also perform certain manufacturing functions at our facilities located in Fremont, California and Boston, Massachusetts. We currently have the capacity to produce approximately 1.5 GW of power conversion systems per year. We have decided to close our manufacturing facility in Ontario, Canada and are working to partner with a contract manufacturer in Ontario to maintain local production capacity and satisfy the region's local content requirements. We expect to increase our manufacturing capacity by approximately 33% by the end of 2012 to approximately 2.0 GW.

  •
  Improve Financial Performance and Align Our Global Operations.  The worldwide solar market in 2011 demonstrated a number of industry challenges. In order to continue to compete successfully in this dynamic PV market, the company instituted a comprehensive corporate reorganization that provides for a more variable cost structure to handle large shifts in the market. In 2011, we announced reductions in our global workforce of approximately 50% by closing our Canada manufacturing facility and resizing our infrastructure in Europe, China and the U.S. These reductions will be completed by March, 2012. We have also focused product design and commercial sales and marketing on our best performing markets in North America and Asia, and will be moving a significant portion of international sales and marketing to a partnership model. The company's cost reduction program also includes optimizing the design of our Prism Platform solutions and transferring more subassembly work to Asia. These actions reset the company's expense structure to much lower levels. In addition, the company has reduced the amount of working capital held on the company's balance sheet by bringing down inventory and accounts receivable to more normalized levels. Through these initiatives, we believe we are well-positioned to capitalize on the significant growth opportunities ahead.

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

Significant Customers and Suppliers

        In 2011, sales to one customer (Sun Power Corporation) exceeded 10% of our annual revenue. There was one customer (GCL Solar limited) that was classified as a significant customer in 2011 due to their gross receivables balance at December 31, 2011 exceeding 10% of our total gross accounts receivables at December 31, 2011.

        In 2010, no sales to any one customer exceeded 10% of our annual revenue. There were 3 customers (GCL Solar Limited, Enel Green Power S.P.A, and CE Solar, S.R.O) that were classified as significant customers in 2010 due to their gross receivables balance at December 31, 2010, exceeding 10% of our total gross accounts receivables at December 31, 2010 (approximately 34%), and two of these customers balances were backed by irrevocable letters of credit at December 31, 2010.

        In 2011, there was one supplier, Perfect Galaxy, which made up approximately 66% of our gross accounts payable at December 31, 2011. Purchases from this supplier for 2011 were approximately $100.3 million. In 2010, there was one supplier, Perfect Galaxy, which made up approximately 17% of our gross accounts payable at December 31, 2010. Purchases from this supplier for 2010 were approximately $83.3 million.

Backlog

        Our backlog consists primarily of orders for power control systems. At December 31, 2011, our backlog was approximately $23.1 million all of which is scheduled to be shipped during 2012. Some of our contracts and sales orders may be canceled at any time with limited or no penalty.

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

        We expended approximately $26.8 million, $15.7 million and $8.4 million on internally funded research and development during the years ended December 31, 2011, 2010 and 2009, respectively.

Manufacturing

        We manufacture our products at our facilities located in Boston, Massachusetts, Fremont, California and through our contract manufacturing partners in Asia and North America. Our overall manufacturing process at these facilities and with our contract manufacturer has a current production capacity of approximately 1.5 gigawatts per year. We recently decided to close our manufacturing facility in Ontario, Canada and are partnering with a contract manufacturer to maintain our Ontario production capacity.

        Reducing product cost is essential to our ability to further penetrate the market with our power conversion solutions and service offerings. We believe that most of the raw materials used in our products are readily available from a variety of vendors. Additionally, we design and develop our products to use commodity parts where possible in order to simplify the manufacturing process. We have made and expect to continue to make technological improvements that reduce the costs to manufacture our products.

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

        As of December 31, 2011, we held approximately 45 U.S. patents and had 3 patent applications pending with the U.S. Patent and Trademark Office. The expiration dates of our patents range from 2012 to 2029, with the majority expiring after 2015.

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

Foreign Operations

        We have foreign operations through our sales and service offices in Burlington, Ontario, Canada, Prague, Czech Republic, Shenzhen, China and Shanghai, China.

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

Employees

        At December 31, 2011, we had a total of 246 full-time employees, 4 part-time employees and 41contract employees. Of the total, 73 persons were employed in engineering, 107 in manufacturing, 42 in administration, 37 in field service and 32 in sales and marketing. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to attract, retain and motivate qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on us. None of our employees are represented by a union. We believe that relations with our employees are good.

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

        For each of the past ten fiscal years, we have experienced losses from operating our businesses. As of December 31, 2011, we had an accumulated deficit of approximately $326.9 million. During the year ended December 31, 2011, we had a loss from continuing operations of approximately $83.4 million. If we are unable to operate on a cash flow breakeven basis in the future, we may need to raise additional capital in order to sustain our operations. There can be no assurance that we will be able to achieve such results or to raise such funds if they are required.

         If our common stock continues to trade below $1.00, our stock could be delisted from the Nasdaq Stock Market. If delisting occurs, it would adversely affect the market liquidity of our common stock and harm our business.

        Our common stock is currently traded on the Nasdaq Stock Market under the symbol "SATC." If we fail to meet any of the continued listing standards of the Nasdaq Stock Market, our common stock could be delisted from the Nasdaq Stock Market. On December 20, 2011, we received a notice from Nasdaq advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Marketplace Rule 5550(a)(2) (the "Minimum Bid Price Rule").

        The notice also stated that, pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), we have been provided 180 calendar days, or until June 18, 2012, to regain compliance with the Minimum Bid Price Rule. To do so, the bid price of the our common stock must close at or above $1.00 per share for a minimum of 10 consecutive trading days prior to that date.

        If compliance with the Minimum Bid Price Rule cannot be demonstrated by June 18, 2012 and, except for the bid price requirement, we meet all other initial listing standards for The Nasdaq Capital Market set forth in Marketplace Rule 5505, then we may be granted an additional 180 calendar day period in which to demonstrate compliance with the Minimum Bid Price Rule. If we do not regain compliance with the Minimum Bid Price Rule prior to June 18, 2012 and are not eligible for the additional compliance period, then Nasdaq will notify us that our common stock is subject to delisting. At that time, we may appeal Nasdaq's delisting determination to a Nasdaq Listing Qualifications Panel.

        We intend to actively monitor the bid price for its common stock between now and June 18, 2012, and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Rule. However, there is no assurance that we will be able to comply with the Minimum Bid Price Rule and, therefore, may lose our eligibility for quotation on The Nasdaq Stock Market. Any delisting could adversely affect the market price of and liquidity of the trading market for our common stock, our ability to obtain financing for the continuation of its operations and could result in the loss of confidence by investors, suppliers and employees, and also constitute an event of default under some of our debt obligations.

         We could issue additional common stock, which might dilute the book value of our common stock.

        We have authorized 200,000,000 shares of our common stock, of which 121,803,656 shares were issued and outstanding as of December 31, 2011. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise the capital that we may need at today's stock prices, we may need to issue securities that are convertible into or exercisable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which would have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options, whether currently outstanding or subsequently granted, exercise their options or if warrant holders exercise their warrants to purchase shares of our common stock, as well as in connection with the conversion of our subordinated convertible note. See "The conversion of the subordinated convertible note may result in significant dilution" below.

         The sale or issuance of a large number of shares of our common stock could depress our stock price.

        As of March 1, 2012, we have reserved 29,655,854 shares of common stock for issuance upon exercise of stock options and warrants and 4,421,107 shares for future issuances under our stock plans. In addition, as of March 1, 2012, we have reserved 22,782,326 shares of common stock for issuance upon conversion of our subordinated note. As of March 1, 2012, holders of warrants and options to purchase an aggregate of 15,442,350 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144. In addition, the shares issuable upon conversion of our subordinated convertible note have been registered for resale and may be sold immediately upon issuance. See "The conversion of the subordinated convertible note may result in significant dilution" below.

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

         We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as required by Rule 13a-15 under the Securities Exchange Act of 1934. As disclosed in Item 9A, management identified material weaknesses in our internal control over financial reporting related to our financial close process and our procure to pay cycle. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011, based on criteria set forth by the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Item 9A, we are actively engaged in developing and implementing remediation plans designed to address these material weaknesses, however the material weaknesses will not be remediated until the necessary controls have been implemented and are determined to be operating effectively. We do not know the specific time frame needed to fully remediate the material weakness identified. We cannot assure you that our efforts to fully remediate this internal control weakness will be successful or that similar material weaknesses will not recur. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

        Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to implement new processes and modify our existing processes and take significant time to complete. Moreover, these changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy could increase our operating costs and harm our business. In addition, investors' perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may harm our stock price and make it more difficult for us to effectively market and sell our products to new and existing customers.

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

        As of March 1, 2012, we held approximately 45 U.S. patents and had 3 patent applications pending with the U.S. Patent and Trademark Office. The expiration dates of our patents range from 2012 to 2029, with the majority expiring after 2015. As a qualifying small business from our inception to date, we have retained commercial ownership rights to proprietary technology developed under various U.S. government contracts and grants.

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

         Certain of our inverters are manufactured by a Chinese supplier pursuant to a manufacturing agreement.

        Certain of our inverters are manufactured by a supplier in Asia pursuant to a manufacturing agreement. We entered into the contract manufacturing relationship with the Asian supplier with an aim of reducing our costs and increasing the quality for the inverter products to be manufactured under the contract, thereby enabling us to maintain a competitive advantage in the marketplace for these products. Our Asian partner, working closely with us, has been developing a common Asian supply chain for the components that are incorporated into our inverters. While our relationship with our Asian contract manufacturer has been satisfactory to date and we believe that our Asian contract manufacturer is qualified to manufacture these inverters for us, we may need to address short-term quality and delivery scheduling issues as we continue to develop this supply chain for these inverters. As a result of this relationship and other international operations, we face a number of risks, including: geographical concentration of our manufacturing, periodic health epidemic concerns, complexity of managing global operations, tariffs, duties and other trade barriers, differing legal systems, natural disasters such as floods and earthquakes, potential power disruption or loss affecting production, political and economic instability in China and foreign currency risk. If we were to encounter significant quality or delivery schedule concerns it might materially and adversely affect our relationships with customers for these inverters and our results of operations.

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

        At December 31, 2011, we had approximately $52.8 million of deferred tax assets against which we have recognized valuation allowances equal to the entire amount of such deferred tax assets. Losses for federal income tax purposes can generally be carried back two years and carried forward for a period of 20 years. In order to realize our net deferred tax assets, we must generate sufficient taxable income in such future years.

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

        Revenue from sales to our international customers for the years ended December 31, 2011, 2010 and 2009 were approximately $50.3 million, $97.2 million and $12.8 million, respectively. Our success depends, in part, on our ability to expand our market for our products and services to foreign customers and our ability to manufacture products that meet foreign regulatory and commercial requirements. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. We face numerous challenges in penetrating international markets, including unforeseen changes in regulatory requirements, export restrictions, fluctuations in currency exchange rates, longer accounts receivable cycles, difficulties in managing international operations, and the challenges of complying with a wide variety of foreign laws.

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

         Our subordinated debt agreement with Compass Horizon Funding Company LLC ("Compass Horizon") subjects us to various restrictions, which may limit our ability to pursue business opportunities.

        Our subordinated loan agreement with Compass Horizon subjects us to various restrictions on our ability to engage in certain activities without the prior written consent of the lender, including, among other things, our ability to dispose of or encumber certain assets, incur additional indebtedness, merge or consolidate with other entities, or make investments. We originally incurred $12.0 million of debt under the subordinated debt agreement, of which $9.5 million was outstanding as of December 31, 2011. Beginning in March 2011 we were obligated to begin repaying the principal amount of the loan. Our ability to meet our debt obligations will depend upon future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

         The holders of our certain of our outstanding warrants have the right to put those warrants to us for cash if we issue common stock or common stock equivalents at a price per share less than $1.65.

        As of March 1, 2012, we had outstanding Warrant As to purchase up to an aggregate of 556,061 shares of common stock and Warrant Cs to purchase up to an aggregate of 348,485 shares of common stock. The holder of those warrants may put those warrants to us for a cash amount equal to their Black-Scholes value if we issue common stock or common stock equivalents at a price per share less than $1.65, subject to certain exceptions. These rights are exercisable for the 45-day period following any such issuance. The existence of these rights could limit our ability to raise necessary capital in the future. Furthermore, the exercise of these rights could materially impact our capital resources and materially affect our ability to fund operations.

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

        As a result of the conversion of the Series C Preferred Stock on October 27, 2010, the former holders of the Series C Preferred Stock hold approximately 23% of our outstanding common stock at December 31, 2011. In addition, such holders own warrants to acquire approximately 13,946,089 shares of our common stock. Because these holders continue to own a significant percentage of our voting power, they have considerable influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including the election of directors and approval of merger, consolidations and the sale of all or substantially all of our assets. In addition, these holders continue to be entitled to designate members of our board of directors and designees to serve on our board committees, enabling them to exert considerable influence over the board level decision-making at our company.

         Substantial leverage and debt service obligations may adversely affect our cash flows.

        In connection with the sale of our subordinated convertible note in June 2011, we incurred new indebtedness of $16 million. As a result, as of December 31, 2011, we had an aggregate of approximately $59.1 million of outstanding debt under our existing senior credit facility, existing subordinated loan under the Compass Horizon debt agreement and the June 2011 subordinated convertible note. The degree to which we are leveraged could, among other things:

  •
  require us to dedicate a substantial portion of our future cash flows from operations and other capital resources to debt service, to the extent we are unable to make payments of principal or interest on the subordinated convertible note in common stock, due to, among other things failure to satisfy the equity conditions that must be met to enable us to do so;

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

         We could be required to make substantial cash payments upon an event of default, our inability to issue shares of our common stock, or change of control under our subordinated convertible note.

        Our subordinated convertible note provide for events of default including, among others, payment defaults, cross-defaults, breaches of any representation, warranty or covenant that is not cured within the proper time periods, failure to perform certain required activities in a timely manner, our common stock no longer being listed on an eligible market and certain bankruptcy-type events involving us or any significant subsidiary. Upon an event of default, for which our being delisted would be one, the holder of the subordinated convertible note may elect to require us to redeem all or any portion of the outstanding principal amount of such note at a price equal to the greater of 120% of (i) such outstanding principal amount, plus all accrued but unpaid interest or (ii) the then value of the underlying common stock. Our pending delisting, if not solved, would result in a default under the subordinated note.

        In addition, under the terms of the subordinated convertible note, upon a change of control of our company, the holder of such note may elect to require us to redeem the note at a price equal to the greater of 120% of (i) such outstanding principal amount, plus all accrued but unpaid interest or (ii) the then value of the consideration to be received in connection with the change of control.

        The note is convertible into shares of our common stock at 18% discount to market (applicable to payments of installment amounts under the note) or an 8% discount to market (applicable to certain conversions of the note), but, in each case, no higher than $0.8381 per share, and contains certain limitations on the our ability to issue shares of common stock under the note, including that, absent stockholder approval, we may not issue shares of common stock under the note in excess of 19.99% of the Company's outstanding shares on the closing date of the private placement of the note (or 23,853,640 shares of common stock). This provision is meant to ensure compliance with Marketplace Rule 5635(d) (the "20% Rule") of The Nasdaq Stock Market. If the holder of the note optionally converts a portion of the note that would require us to issue shares in excess of the 20% Rule, and we cannot issue such shares due to lack of shareholder approval, we would be required to pay cash in exchange for such excess shares in an amount equal to the current market price of such shares. This cash amount could be substantial and would likely be higher than the amount of the note being converted.

        If either an event of default or change of control occurs, or we are unable to issue shares under the note due to the 20% Rule, our available cash could be seriously depleted and our ability to fund operations could be materially harmed.

         We are responsible for maintaining the registration of the resale of shares of common stock underlying the subordinated convertible note issued in our June 2011 private placement and will incur liquidated damages if we do not fulfill this obligation.

        Pursuant to our agreement with the investor in the June 2011 private placement, we were obligated to file a registration statement covering the resale of the common stock underlying the securities issued in the private placement with the SEC and to use our reasonable best efforts to cause the registration statement to be declared effective, which we completed. We are also obligated to keep the registration statement effective until the earlier of (i) the date all of the securities covered by the registration statement may be sold without restriction under Rule 144 promulgated under the Securities Act and (ii) the date all of the securities covered by the registration statement have been sold. If we fail to comply with these or certain other provisions, then we will be required to pay liquidated damages of 1% of the then outstanding principal amount of the subordinated convertible note held by the investor for the initial occurrence of such failure and for each subsequent 30 day period the failure continues. Any such payments could materially affect our ability to fund operations.

         The agreements governing the subordinated convertible note contain various covenants and restrictions which may limit our ability to operate our business.

        The agreements governing the subordinated convertible note contain various covenants and restrictions, including, among others that for so long as the note is outstanding, we will not incur any indebtedness that is senior to, or on parity with, the note in right of payment, subject to limited exceptions for existing indebtedness. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities, any of which could have a material adverse impact on our business.

         The conversion of the subordinated convertible note may result in significant dilution.

        As of March 1, 2012, the outstanding principal balance of the subordinated convertible note was approximately $10.1 million and it accrues interest at a rate per annum equal to 7.0%. The holder of the note has the right to convert outstanding amounts under the note at conversion price equal to the lower of (1) the conversion price then in effect (currently $0.8381) and (2) with respect to a total of ten separate conversions, a price equal to 92% of the closing bid price of our common stock on the trading day immediately preceding the applicable conversion date. Principal and interest (each, an "installment amount") are payable monthly, and may be made in cash or, at our option if certain equity conditions are satisfied, in shares of our common stock. If all or any portion of an installment amount is paid in shares of common stock, the price per share ("Corporation Conversion Price") will be at the lower of (i) the conversion price then in effect and (ii) 82% of the arithmetic average of the volume weighted average price of our common stock for the ten consecutive trading days ending on the trading day immediately preceding the payment date (but in no event greater than the dollar volume weighted average price of the common stock on the trading day immediately preceding the payment date). In addition, the holder may, at its option, during the ten trading days immediately following each installment date, elect to have up to two additional installment amounts converted into common stock at a conversion price equal to the Corporation Conversion Price in effect for the immediately preceding installment payment date. Accordingly, the number of shares of our outstanding common stock would be significantly increased upon the conversion of the remaining outstanding principal of the note, or if shares of common stock were issued as payment of interest and principal on the note. In the event of such conversions or interest and principal payments, there will be substantial dilution to our current stockholders.

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

        As described in Item 3. "Legal Proceedings" of Part I of this report, purported class action complaints were filed in the U.S. District Court, District of Massachusetts, in July 2011, alleging, among other things, that our company and certain of our officers violated the federal securities laws by issuing materially false and misleading statements. In addition, a purported shareholder derivative complaint was filed in the U.S. District Court, District of Massachusetts, in August 2011 against certain of our officers and directors based on allegations substantially similar to those set forth in the purported class actions. Regardless of the merits, the expense of defending such litigation may have a substantial impact if our insurance carriers fail to cover the cost of the litigation, and the time required to defend the actions could divert management's attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        We lease office, manufacturing and research and development space in the following locations:

Location	Primary Use	Approximate Number of Square Feet	Expiration of Lease
Boston, MA	Corporate headquarters and research and development	95,000	2021
Boston, MA	Warehouse	17,000	2012
Fremont, CA	Sales and marketing	20,000	2015
Burlington, Ontario, Canada	Manufacturing	35,000	2012
Prague, Czech Republic	Sales and marketing	3,000	2015
Shenzhen, China	Sales and marketing	3,000	2014
Shanghai, China	Sales and marketing	5,000	2014

        We believe our facilities are adequate for our current needs and that adequate facilities for expansion, if required, are available. The lease on our corporate headquarters expires in 2021 and our Canadian manufacturing facility expires in 2012. We will not be renewing the lease on our Canadian manufacturing facility when it expires in 2012.

Item 3.    LEGAL PROCEEDINGS

        In the normal course of our business, we are party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of our business.

        We accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated. In instances where we determine that a loss is probable and we can reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible but not probable we will not record an accrual but we will disclose our estimate of the possible range of loss where such estimate can be made. As of December 31, 2011, there were $0.7 million in accruals established related to our outstanding legal proceedings.

        We offer no prediction of the outcome of any of the proceedings or negotiations described below. We are vigorously defending each of these lawsuits and claims. However, there can be no guarantee we will prevail or that any judgments against us, if sustained on appeal, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

        Class Action Litigation.    In July 2011, two purported securities class action complaints were filed against us, our Chief Executive Officer and our former Chief Financial Officer by the following plaintiffs, individually and on behalf of all others similarly situated, in the U.S. District Court, District of Massachusetts: Allan Edwards (filed July 19, 2011) and Larry Ziegler (filed July 21, 2011). The virtually identical complaints are purportedly brought on behalf of persons who acquired our common stock during the period of March 4, 2010, through July 5, 2011, and allege claims against all defendants for violations under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, as well as claims against the individual defendants for violations of Section 20(a) of the Exchange Act. Putative plaintiffs claim that the defendants caused our common stock to trade at artificially inflated prices through false and misleading statements and/or omissions related to our business. The complaints seek compensatory damages for all damages sustained as a result of the defendants' actions, including reasonable costs and expenses, and other relief as the court may deem just and proper. We believe these allegations are baseless and we intend to defend against them vigorously.

        Shareholder Derivative Litigation.    On August 2, 2011, a shareholder derivative action was brought by plaintiff purportedly on behalf of our company against several of our senior officers and directors, in the U.S. District Court, District of Massachusetts. The complaint alleges that the officer and director defendants breached their fiduciary duties by providing allegedly misleading and inaccurate information regarding our business. The shareholder derivative action generally seeks compensatory damages for all alleged losses sustained as a result of the individual defendants' actions, including reasonable costs and expenses, and other relief as the court may deem just and proper. We believe that these allegations are baseless and we intend to defend against them vigorously.

        FuelCell Energy Matter.    On February 17, 2011, FuelCell Energy, Inc. filed a Demand for Arbitration with the American Arbitration Association seeking recovery of damages related to allegedly defective transformers that we procured for them. In its Demand for Arbitration, FuelCell Energy asserts that it is entitled to recovery of approximately $2.8 million from us. On October 27, 2011 we reached a settlement in regards to these claims. Among other considerations, we paid FuelCell Energy approximately $225,000. In addition, we guaranteed discounts on future purchases of approximately $160,000.

        SynQor Matter.    On August 23, 2011, SynQor, Inc. instituted suit against us seeking approximately $5,000,000 in damages arising out of our alleged failure to pay SynQor for products supplied to us and for allegedly inducing SynQor to purchase raw materials on our behalf. Subsequent to the filing of the suit we have paid SynQor for all open invoices for goods that SynQor has supplied to us. We do not believe that we have any liability to SynQor for inducing them to buy raw materials on our behalf and we intend to defend this matter vigorously. We recorded $0.5 million in our results of operations for the period ended December 31, 2011. SynQor and the Company have tentatively agreed to submit this matter to non-binding mediation and a mediation session is expected to take place in March of 2012.

Item 4.    Mine Safety Disclosure

        Not applicable

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is publicly traded on the Nasdaq Capital Market under the symbol "SATC."

        The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq Capital Market for our years ended December 31, 2010 and 2011:

	High	Low
Year ended December 31, 2010
First Quarter	$2.86	$2.20
Second Quarter	$3.08	$2.25
Third Quarter	$3.84	$2.72
Fourth Quarter	$4.74	$3.40
Year ended December 31, 2011
First Quarter	$5.49	$3.16
Second Quarter	$3.84	$1.95
Third Quarter	$2.54	$0.91
Fourth Quarter	$1.19	$0.52

        On March 1, 2012, the last reported sale price of our common stock as reported on the Nasdaq Capital Market was $0.50 per share. As of March 1, 2012, there were 131,915,619 shares of our common stock outstanding held by approximately 220 holders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividend Policy

        We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends for the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. Under our credit facility with Silicon Valley Bank, and the unsecured convertible note issued in June 2011, we may not pay dividends on our common stock without the consent of the Bank, and the note holder, respectively. Finally, our subordinated loan agreement with Compass Horizon prohibits us from paying cash dividends.

Recent Sales of Unregistered Securities

        Not applicable

 Comparative Stock Performance Graph

        The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of cash dividends, if any) from investing $100 on December 31, 2006, and plotted at the end of the last trading day of each fiscal year, in each of (i) the Company's Common Stock; (ii) the Nasdaq National Market Index of U.S. Companies (the "Nasdaq Market Index"); and (iii) a peer group index of five companies that provide similar services to those of the Company (Advanced Energy Industries, Inc, Power-One, Inc., Schneider Electric, SA, Siemens AG, and SMA Solar Technologies AG,) (the "Peer Group Index")).

COMPARISON OF CUMMULATIVE TOTAL RETURN
Among Satcon Technology Corporation, the NASDAQ Composite Index
and a Peer Group

5-YEAR CUMULATIVE TOTAL RETURNS

	Period Ending
Company/Market/Peer Group	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Satcon Technology Corporation	$100.00	$82.87	$44.13	$26.48	$35.30	$22.06
NASDAQ Composite	$100.00	$129.53	$98.75	$97.59	$123.84	$128.19
Peer Group	$100.00	$120.52	$94.10	$96.49	$108.79	$112.05

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        You should read the data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below for the years ended December 31, 2011, 2010 and 2009, and the consolidated balance sheet data as of December 31, 2011 and 2010 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2007 and 2008 and the consolidated balance sheet data as of December 31, 2008 and 2007 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. All data set forth below has been adjusted to reflect the classification of our Applied Technology business unit's assets as a discontinued operation, as the sale was finalized in the first quarter of 2010, along with the sale of our Electronics and Power Systems US business units, which were finalized in the third quarter of 2008. The results of operations for the Applied Technology, the Electronics and the Power Systems US business units are captured in the line item "Loss from discontinued operations" below. See Note D (Discontinued Operations) to the Consolidated Financial Statements included in this annual report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data
Product revenue	$188,552	$173,302	$52,536	$54,293	$33,033
Cost of product revenue	187,703	129,360	49,334	45,818	33,456

Gross margin (loss)	848	43,942	3,202	8,475	(423)

Operating expenses:
Research and development	26,780	15,656	8,411	5,061	2,256
Selling, general and administrative	47,529	34,564	18,169	14,575	7,980
Restructuring charges	2,964	784	261	1,307	—

Total operating expenses from continuing operations	77,273	51,004	26,841	20,944	10,236

Operating loss from continuing operations	(76,425)	(7,062)	(23,640)	(12,468)	(10,660)

Change in Fair Value of Notes and Warrants	1,812	(3,162)	(5,722)	265	(2,252)
Loss on extinguishment of debt	(2,770)	—	—	—	—
Other income (expense)	(1,456)	(659)	(287)	707	(546)
Interest income	415	1	9	216	280
Interest expense	(4,705)	(1,468)	(324)	(329)	(3,788)

Net loss from continuing operations before income taxes	(83,128)	(12,351)	(29,964)	(11,610)	(16,965)

Provision for income taxes	322	—	—	—	—

Loss from continuing operations, net of income taxes	(83,449)	(12,351)	(29,964)	(11,610)	(16,965)

Income (loss) from discontinued operations, net	—	31	92	(1,869)	(801)
Gain on sale of discontinued operations, net	—	500	—	274	—

Net loss	(83,449)	(11,819)	(29,872)	(13,205)	(17,766)

Deemed dividend and accretion on Series C preferred stock and warrants	—	(7,623)	(3,777)	(2,849)	—
Dividend on Series C Preferred Stockholders	—	(1,027)	(1,396)	(1,376)	(12,048)

Net loss attributable to common stockholders	$(83,449)	$(20,469)	$(35,045)	$(17,429)	$(29,814)

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.70)	$(0.25)	$(0.57)	$(0.34)	$(0.66)

Weighted average number of common shares, basic and diluted	119,432	82,210	61,727	50,685	45,434

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data
Cash and cash equivalents, including restricted cash and cash equivalents	$21,586	$30,094	$13,403	$10,042	$12,700
Total assets	135,957	156,063	48,692	36,897	46,609
Working capital	3,746	69,268	14,530	12,005	19,616
Redeemable convertible Series B preferred stock	—	—	375	1,450	1,700
Redeemable convertible Series C preferred stock	—	—	22,257	17,249	13,276
Notes payable	9,017	11,166	—	—	—
Investor warrant and placement agent warrant liability	132	5,454	4,977	2,407	3,244
Subordinated convertible note	18,240	—	—	—	—
Other long-term liabilities, net of current portion	26,235	11,941	5,812	2,571	1,679
Stockholders' equity (deficit)	(21,826)	47,991	(14,033)	(9,185)	4,363

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

        Our discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, receivable reserves, inventory reserves, contract losses, warranty reserves, long lived assets, and income taxes. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates were discussed with our Audit Committee.

        The significant accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

        We recognize revenue from product sales when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product passes upon shipment of the product, as the products are typically shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by us, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless we can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied. When appropriate, we provide for a warranty reserve at the time the product revenue is recognized. If a contract involves the provision of multiple elements and the elements qualify for separation, total estimated contract revenue is allocated to each element based on the relative selling price of each element provided. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue is recognized on each element as described above.

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

Contract Losses

        When the current estimates of total contract revenue for a customer order indicates a loss, a provision for the entire loss on the contract is recorded. For the year ended December 31, 2011, we recorded a contract loss on a customer order of approximately $5.1 million. At December 31, 2011, there were no amounts accrued related to contract losses. The excess costs over projected revenues are recorded as a component of both cost of sales and research and development expense. For the years ended December 31, 2010 and 2009 there have been no provisions for anticipated contract losses on commercial contracts.

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

Fair Value of Financial Instruments

        Our financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable, subordinated notes payable, subordinated convertible notes and the line of credit. The estimated fair values have been determined through information obtained from market sources and management estimates. Our warrant liability and subordinated convertible notes are recorded at fair value. The carrying value of the subordinated notes payable, as of December 31, 2011, is not materially different from the fair value of the notes. The estimated fair values of the remaining financial instruments approximate their carrying values at December 31, 2011 and 2010.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of approximately $86.4 million as of December 31, 2011, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

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

        The tax years 1996 through 2011 remain open to examination by major taxing jurisdictions to which we are subject, which are primarily in the United States, as carry forward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they are or will be used in a future period. We are currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. We did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying financial statements. We would record any such interest and penalties as a component of interest expense. We do not expect any material changes to the unrecognized benefits within 12 months of the reporting date.

Subordinated Convertible Notes

        The subordinated convertible notes include features that qualify as embedded derivatives, such as (i) the holder's right to convert, (ii) our option to force conversion into shares of common stock of the Company, and (iii) the holder's prepayment options. We have elected to measure the subordinated convertible notes and the embedded derivatives in their entirety at fair value with changes in fair value recognized as either a gain or loss recorded in the statement of operations. This election was made by us after concluding that several of the derivatives cannot be reliably measured nor reliably associated with another derivative that can be reliably measured and determining that the aggregate fair value of the notes to be more meaningful in the context of our financial statements than if separate fair values were assigned to each of the multiple embedded instruments contained such notes.

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

Results of Operations

        All data set forth below have been adjusted to reflect the sale of our Applied Technology business units. The results of the discontinued operation were captured in "Gain from discontinued operations." See Note D (Discontinued Operations) to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Year Ended December 31, 2011 ("2011") Compared to the Year Ended December 31, 2010 ("2010").

        Revenue.    Total Company revenue increased $15.3 million, or 8.8%, from $173.3 million in 2010 to $188.6 million in 2011.

	Year Ended December 31,
(Amounts in Millions)	2011	2010	Change $	% Change
Product Revenue
Renewable Energy Solutions	$188.6	$173.3	$15.3	8.8%

Total Revenue	$188.6	$173.3	$15.3	8.8%

        Renewable Energy Solutions revenue increased by approximately $15.3 million, or 8.8%, from approximately $173.3 million in 2010 to approximately $188.6 million in 2011. The increase in Renewable Energy Solutions revenue was primarily attributable to sales in the United States. Sales in the United States accounted for approximately $138.2 million, or 73% of our product revenue for the period compared to approximately $76.1 million, or 44% for the same period in 2010. International product revenues declined from approximately $97.2 million, or 56% in 2010 to approximately $50.3 million, or 27% in 2011. The decline in international product revenues is a direct result of macroeconomic conditions in Europe, offset by modest revenue growth in Asia.

        Gross margin.    Total Company gross margin decreased from 25.4% in 2010 to less than one percent in 2011. The decline in gross margin was primarily due to the continued reduction in market pricing, cost overruns related to a significant project, the mix of products sold as compared to 2010 approximately $17.2 million in charges for excess inventories and $8.2 million in charges related to non-cancellable purchase commitments as of December 31, 2011. This decrease is partially offset by our continued material cost reduction programs, and the continued transfer of a significant portion of our inverter manufacturing to our contract manufacturer in China.

        Research and development expenses.    We expended approximately $26.8 million on research and development in 2011 compared with $15.7 million spent in 2010. Approximately $4.1 million of the increase was attributable to one-time expense for research and development charges associated with a new product line. The balance of the increase in spending during 2011 was driven by a planned increase in costs associated with certification of our new products and continued new product development, including increases in our technical staffing. These additional resources are developing the new products, features and customer solutions which we believe will allow us to take advantage of both short-term and long-term market opportunities. This investment in research and development is critical to both our current and future success and we anticipate continued investment in this area.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased by approximately $12.9 million from $34.6 million in 2010 to $47.5 million in 2011. Approximately $4.4 million of the increase was due to the higher legal and general corporate costs in 2011 compared to 2010. Approximately $4.3 million of the increase was due to higher sales and marketing costs directly related to international business development in both Europe and Asia. Approximately $1.7 million related to the increase in the provision of uncollectable accounts. In addition, approximately $1.3 million of the increase is directly attributable to compensation costs related to the issuance of stock options to our employees and directors.

        Restructuring charges.    In 2011, we eliminated certain positions across the organization in accordance with plans of reorganization approved by management. As a result we recorded approximately $3.0 million in payroll and related costs for 2011. As of December 31, 2011, approximately $1.5 million remains outstanding to be paid. None of the terminated employees were required to provide services subsequent to their receiving notification of termination. During 2010, in accordance with the plan of reorganization approved by the Board of Directors, we recorded approximately $0.8 million in payroll and related costs for 2010. As of December 31, 2010 approximately $49,000 remained to be paid to the terminated employees. None of the terminated employees were required to provide any services subsequent to their receiving notification.

        Change in fair value of note and warrants.    The change in fair value of note and warrants for 2011 was a credit of approximately $1.8 million. The change in fair value of the note and warrants consists primarily of a credit related to the change in valuation of our Warrant As, Warrant Cs and placement agent warrants of $2.5 million and a charge of $0.7 million related to our Subordinated Convertible Notes. The change in fair value of the warrants for 2010 was a charge of approximately $3.2 million related to the change in valuation of our Warrant As and Warrant Cs and placement agent warrants in 2010. See Note C. Significant Accounting Policies and Basis of Presentation—Warrant Liabilities and Subordinated Convertible Note. The most significant factor that contributes to the change in fair value of the note and warrants is our stock price (See Note G—Warrant Liabilities and Note H—Debt Instruments).

        Loss on extinguishment of debt.    Loss on extinguishment of debt for 2011 was approximately $2.8 million. The loss was the result of a modification to the terms of the Subordinated Convertible Notes on December 1, 2011. (see Note H—Debt Instruments).

        Other expense.    Other expense was approximately $1.5 million for 2011 compared to other expense of approximately $0.7 million for 2010. Other expense for 2011 consisted primarily of approximately $1.6 million related to foreign exchange impact of operations and the translation of inter-company balances and approximately $0.1 million related to other income not related to ongoing operations. Other expense for 2010 consisted primarily of approximately $0.6 million related to foreign exchange impact of operations and translation of inter-company balances and approximately $0.1 million related to the other expenses not related to ongoing operations.

        Interest income.    Interest income was approximately $0.4 million in 2011 compared to $0 in 2010. Interest income in 2011 represents accrued interest on a note receivable for which the balance was outstanding at December 31, 2011.

        Interest expense.    Interest expense for 2011 was approximately $4.7 million, which is comprised primarily of the following:

  •
  $1.4 million in cash interest relating to our subordinated debt agreement and $0.5 million in non-cash accretion on our subordinated debt agreement and

  •
  $1.7 million in cash interest relating to our Subordinated Convertible Note

  •
  $1.1 million in cash interest relating to our credit facility

        In 2010 interest expense was approximately $1.5 million and was comprised of the following:

  •
  0.8 million in cash interest relating to our subordinated note and $0.3 million in non-cash accretion on our subordinated note and

  •
  $0.4 million in cash interest relating to our credit facility

        Provision for income taxes.    Provision for income taxes was approximately $0.3 million for 2011 as compared to $0 for 2010. The provision for income taxes relates to taxes for both China and California.

        Income (loss) from discontinued operations.    Income (loss) from discontinued operations represents the results of operations of our Applied Technology division. Our Applied Technology division was sold in January 2010. The income from discontinued operations for 2011 and 2010 was approximately $0 and $30,000. See Note D "Discontinued Operations" of our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information related to the sale of this division.

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

        Deferred Revenue.    Total deferred revenue was $31.5 million at December 31, 2011, comprised of $6.0 million of current deferred revenue and $25.5 million of long-term deferred revenue, an increase of $12.8 million from the $18.7 million balance at December 31, 2010. We record deferred revenue (i) when a customer pays in advance or (ii) when provisions for revenue recognition on items shipped have not been achieved or the items have not yet been received by the customer due to shipping terms such as FOB destination. When an item is deferred for revenue recognition purposes, the deferred revenue is recorded as a liability and the deferred costs are recorded as a component of inventory in our consolidated balance sheets. Deferred revenue also consists of cash received for extended product warranties. Currently deferred revenue is composed of approximately $5.2 million related to pre-payments on orders currently being manufactured and $26.3 million on deferred revenue related to extended warranties sold to customers that purchased our products.

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

        Change in fair value of warrants.    The change in fair value of the warrants for 2010 was a charge of approximately $3.2 million and was related solely to the change in valuation of our Warrant As, Warrant Cs and placement agent warrants. The change in fair value of the warrants for 2009 was a charge of approximately $5.7 million. In 2009, approximately $2.5 million related to the change in valuation of our Warrant As, Warrant Cs and placement agent warrants, and the remaining $3.2 million charge related to our Series C Preferred Stock warrants and their change in fair value which was due to our adoption of ASC 815-40-15 during the period. As a result of this adoption, warrants to purchase 19,799,023 shares of our common stock, originally classified as equity, were reclassified to warrant liabilities and were required to be fair valued moving forward. In July 2009 warrants to purchase 19,799,023 shares of our common stock were modified resulting in these warrants being classified as equity and therefore not requiring any fair value adjustments in the future. See Note C. Significant Accounting Policies and Basis of Presentation—Warrant Liabilities for a description of the modifications made to such warrants. The most significant factor that contributes to the change in fair value of the warrants is our stock price (See Note G—Warrant Liabilities).

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

Quarterly Results of Operations (Unaudited)

        The following table presents unaudited quarterly statement of operations data for the eight quarters ended December 31, 2011. This data has been prepared on a basis consistent with our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This data includes all adjustments, consisting solely of normal recurring adjustments, which we believe necessary for a fair presentation of this information. The operating results for any quarter are not necessarily indicative of results to be expected for any future period. In addition, all data set forth below has been adjusted to reflect the sale of our Applied Technology business unit in January 2010. The results of operations for the Applied Technology are captured in the line item "Income from discontinued

operations" below. See Note D (Discontinued Operations) to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	CONSOLIDATED Three Months Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
	(in thousands, except per share data)
Statement of Operations Data
Product revenue	$36,039	$45,010	$45,497	$62,005	$72,560	$58,382	$27,627	$14,732
Cost of product revenue	58,990	39,714	41,866	47,133	52,093	42,678	21,890	12,699

Gross margin (loss)	(22,951)	5,296	3,631	14,872	20,467	15,704	5,737	2,033

Operating expenses:
Research and development	5,222	5,703	9,718	6,136	5,893	4,320	2,711	2,732
Selling, general and administrative	12,984	11,304	12,899	10,341	11,024	9,677	8,282	5,580
Restructuring charges	1,769	61	1,134	—	—	—	—	784

Total operating expenses from continuing operations	19,976	17,068	23,751	16,478	16,917	13,998	10,994	9,095

Operating income (loss)	(42,927)	(11,772)	(20,120)	(1,605)	3,550	1,706	(5,256)	(7,062)

Change in fair value of notes and warrants	(1,289)	1,954	1,024	124	(2,124)	(1,269)	(858)	1,089
Loss on extinguishment of debt	(2,770)	—	—	—	—	—	—	—
Other income (expense)	(83)	(1,038)	(278)	(57)	(680)	340	(251)	(68)
Interest income	90	142	183	0	1	—	0	0
Interest expense	(1,014)	(1,079)	(2,036)	(575)	(550)	(628)	(226)	(63)

Net income (loss) from continuing operations	(47,993)	(11,793)	(21,228)	(2,114)	196	149	(6,591)	(6,104)

Provision for Income taxes	—	297	—	25	—	—	—	—

Income (loss) from continuing operations, net of income taxes	(47,993)	(11,497)	(21,228)	(2,089)	196	149	(6,591)	(6,104)

Income from discontinued operations, net	—	—	—	—	—	—	—	31
Gain on sale of discontinued operations, net	—	—	—	—	—	—	—	500

Net income (loss)	(47,993)	(11,497)	(21,228)	(2,089)	196	149	(6,591)	(5,573)

Deemed dividend and accretion on Series C preferred stock to redemption value	—	—	—	—	(3,282)	(1,429)	(1,596)	(1,316)
Dividend on Series C preferred stock	—	—	—	—	(92)	(315)	(312)	(308)

Net loss attributable to common stockholders	$(47,993)	$(11,497)	$(21,228)	$(2,089)	$(3,178)	$(1,595)	$(8,499)	$(7,197)

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.40)	$(0.10)	$(0.18)	$(0.02)	$(0.03)	$(0.02)	$(0.12)	$(0.10)

Weighted average number of common shares, basic and diluted	120,245	119,621	119,137	118,726	110,940	75,468	71,512	70,921

Liquidity and Capital Resources

        As of December 31, 2011, we had $21.6 million of cash, of which $0 was restricted. As of December 31, 2011, $34.7 million was outstanding under our line of credit.

        Based upon our current working capital position, current operating plans and expected business conditions, we believe that our current cash and our asset based financing options will be adequate to fund our operations through March 31, 2013. Beyond 2012, we expect to fund our working capital needs and other commitments primarily through our operating cash flow, which we expect to improve as the impact of our December 2011 restructuring take effect, significantly lowering our operating costs from those in prior years, the continued decrease in our product costs and the continued growth of our unit volumes. We also expect to use our credit facility to fund a portion of our capital needs and other commitments.

        Our funding plans for our working capital needs and other commitments may be adversely impacted if we fail to realize our underlying assumed levels of revenues and expenses, or if we fail to remain in compliance with the covenants of our bank line (minimum liquidity, defined as cash on hand and availability under the line in excess of $15.0 million at any time), subordinated debt or subordinated convertible notes. If any of these events were to occur, we may need to raise additional funds in order to sustain operations by selling equity or taking other actions to conserve our cash position, which could include selling of certain assets, delaying capital expenditures and incurring additional indebtedness, subject to the restrictions in the credit facility with Silicon Valley Bank, our subordinated debt and the subordinated convertible notes. Such actions would likely require the consent of Silicon Valley Bank, the lender of our subordinated debt and/or the holder of our subordinated convertible notes, and there can be no assurance that such consents would be given. Furthermore, there can be no assurance that we will be able to raise such funds if they are required.

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

        We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of December 31, 2011, we had an accumulated deficit of approximately $326.9 million. Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities and convertible debt, public security offerings, borrowings under our lines of credit and capital equipment leases.

        As of December 31, 2011, our cash and cash equivalents were $21.6 million; this represents a decrease in our cash and cash equivalents of approximately $8.5 million from the $30.1 million on hand at December 31, 2010. Cash used in operating activities from continuing operations for the year ended December 31, 2011 was $38.3 million as compared to $46.9 million for the year ended December 31, 2010. Cash used in operating activities from continuing operations during the year ended December 31, 2011 was primarily attributable to the net loss from continuing operations of approximately $83.4 million offset by non-cash items such as the change in the fair value of our warrants, depreciation and amortization, deferred revenue, increases in allowances for uncollectible accounts and excess and obsolete inventory, non-cash compensation and consulting expense, non-cash interest expense and decreases in working capital.

        Cash used in investing activities from continuing operations during the year ended December 31, 2011 was $5.7 million as compared to cash used in investing activities from continuing operations of $4.1 million for the year ended December 31, 2010. Cash used in investing activities from continuing operations during the fiscal year ended December 31, 2011 and 2010 was a result of capital expenditures.

        Cash provided by financing activities from continuing operations for the year ended December 31, 2011 was $35.5 million as compared to $67.1 million for the year ended December 31, 2010. Net cash provided by financing activities from continuing operations during 2011 includes approximately $16.0 million ($14.9 million including cost of issuance) related to the subordinated convertible notes issued in June 2011, $1.9 million related to the exercise of warrants to purchase common stock, $0.6 million related to the exercise of employee stock options, $19.7 million in borrowings under our line of credit and $1.0 million related to the proceeds from the issuance of common stock under the Company's Employee Stock Purchase Plan. Net cash provided by financing activities from continuing operations during 2010 includes approximately includes approximately $37.5 million related to the sale of common stock, $4.7 million related to the exercise of warrants to purchase common stock, $2.0 million related to the exercise of employee stock options, $12.0 million in borrowings under our line of credit, $11.8 million in proceeds from our subordinated debt agreement, offset by a $1.3 million payment to our Series C Preferred shareholders.

        Cash provided by discontinued operations was $0 and $0.7 million for the year ended December 31, 2011 and 2010, respectively. Net cash used in operating activities from discontinued operations was $0 and $0.1 million in 2011 and 2010, respectively. Net cash provided by investing activities from discontinued operations was $0 and $0.7 million in 2011 and 2010, respectively. Net cash used in financing activities from discontinued operations was $0 in 2011 and 2010.

Payments Due Under Contractual Obligations

        The following table summarizes the payments due under our contractual obligations at December 31, 2011, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

Calendar Years Ending December 31,	Principal and Interest Payments on Subordinated Note Payable	Operating Leases	Principal and Interest Payments on Subordinated Convertible Note	Non-Cancellable Purchase Orders	Total
2012	$5,184,479	$2,697,135	$10,791,013	28,613,000	$47,285,627
2013	5,184,478	2,237,841	4,909,365	—	12,331,684
2014	432,039	2,234,471	—	—	2,666,510
2015	—	1,680,105	—	—	1,680,105
2016	—	1,526,255	—	—	1,526,255
Thereafter	—	890,315	—	—	890,315

Total	$10,800,996	$11,266,122	$15,700,378	28,613,000	$66,380,496

        We lease furniture, equipment and office space under non-cancellable operating leases. In addition, in June 2010 we entered into a $12.0 million subordinated note payable and in June 2011 we entered into a $16.0 million subordinated convertible note agreement. The future minimum principal and interest payments under the subordinated note payable, the subordinated convertible note and the future minimum rental payments as of December 31, 2011 are included in the table above. Our non-cancellable purchase orders are for the purchase of materials form several of our key vendors.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements. See "Forward-Looking Statements" above in Management's Discussion and Analysis of Financial Condition and Results of Operations. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

        We are exposed to market risk from changes in interest rates primarily through our investing and financing activities. In addition, our ability to fund working capital requirements may be impacted if we are not able to obtain appropriate financing at acceptable rates.

        To manage interest rage exposure our strategy is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of twelve months. Currently, we have no short-term investments.

        At December 31, 2011 we had a revolving line-of-credit available to us of up to $35.0 million, reduced by outstanding letters of credit of $0.3 million as of December 31, 2011, of which $34.7 million was outstanding. Our revolving line-of-credit bears an interest rate of the Bank's prime rate plus 0.5% per annum, which resulted in a rate of 4.5% at December 31, 2011.

        The effect of interest rate fluctuations on outstanding borrowings as of December 31, 2011 over the next twelve months is quantified and summarized as follows:

Interest Expense Increase
Interest rates increase by 100 basis points	$350,000
Interest rates increase by 200 basis points	$700,000

Foreign Currency Risk

        We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than ours, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the year ended December 31, 2011, the net impact of foreign currency changes on transactions was a loss of $1.6 million. We have not historically used derivative financial instruments or other financial instruments to hedge such economic exposures.

        On occasion, we use foreign currency contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables. We primarily hedge foreign currency exposure to the Euro. We do not engage in trading, market making or speculative activities in the derivatives markets. The foreign currency contracts utilized by us do not qualify for hedge accounting treatment, and as a result, any fluctuations in the value of these foreign currency contracts are recognized in other loss (income) in our consolidated statements of operations as incurred. The fluctuations in the value of these foreign currency contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. In April 2011, we entered into a foreign currency hedge with a bank with a notational amount of approximately $1.6 million, which matured in July 2011. There were no foreign currency hedges outstanding at December 31, 2011.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Satcon Technology Corporation

        We have audited the accompanying consolidated balance sheets of Satcon Technology Corporation and its subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and comprehensive loss and cash flows for each of the two years in the period ended December 31, 2011. Our audits also included the financial statement schedule of the Company for the two years in the period ended December 31, 2011 listed in item 15(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Satcon Technology Corporation and its subsidiaries as of December 31, 2011 and 2010, and the consolidated results of its operations, its changes in stockholders' equity (deficit) and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule listed in item 15(2) for the two years in the period ended December 31, 2011, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Satcon Technology Corporation and its subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated March 15, 2012 expressed an opinion that Satcon Technology Corporation and its subsidiaries had not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey & Pullen, LLP

Boston, Massachusetts
March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We have audited Satcon Technology Corporation and its subsidiaries' (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment.

  •
  The Company has not maintained effective internal controls over the financial close process to provide reasonable assurance that the financial statements are prepared in accordance with Generally Accepted Accounting Principles.

  •
  The Company has not designed or maintained effective internal controls over the procure to pay cycle that provide reasonable assurance that purchases were properly initiated, authorized, recorded and reported.

        These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and this report does not affect our report dated March 15, 2012 on those financial statements.

        In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Satcon Technology Corporation and its subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the two years in the period ended December 31, 2011 of Satcon Technology Corporation and its subsidiaries and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Boston, Massachusetts
March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Satcon Technology Corporation:

        We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficit) and comprehensive loss and cash flows for the year ended December 31, 2009 of Satcon Technology Corporation and its subsidiaries (the Company) (a Delaware corporation). We have also audited the financial statement schedule for the year ended December 31, 2009 listed in item 15(2). The Company's management is responsible for these financial statements and the financial statement schedule. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations, changes in stockholders' equity (deficit) and its cash flows of Satcon Technology Corporation and its subsidiaries for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ CATURANO AND COMPANY, P.C.

Boston, Massachusetts
March 11, 2010

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$21,586,497	$30,094,162
Accounts receivable, net of allowances of $2,231,616 and $974,887 at December 31, 2011 and 2010, respectively	46,082,592	73,713,308
Unbilled contract costs and fees	—	174,342
Inventory	49,937,028	40,542,893
Note receivable	4,114,388	—
Prepaid expenses and other current assets	2,468,202	4,254,246

Total current assets	124,188,707	148,778,951
Property and equipment, net	11,091,910	7,284,285
Other long-term assets	676,850	—

Total assets	$135,957,467	$156,063,236

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Line of credit	$34,675,000	$15,000,000
Accounts payable	51,955,218	45,060,537
Accrued payroll and payroll related expenses	3,011,981	4,476,685
Other accrued expenses	6,959,197	6,824,388
Accrued restructuring costs	1,543,830	49,203
Note payable, current portion, net of discount of $320,592 and $434,247 at December 31, 2011 and 2010, respectively	3,912,600	2,107,473
Current portion of subordinated convertible note	12,369,336	—
Current portion of deferred revenue	6,015,235	8,099,852

Total current liabilities	120,442,397	81,618,138
Warrant liabilities	131,530	5,454,109
Note payable, net of current portion and discount of $120,931 and $399,589 at December 31, 2011 and 2010	5,104,157	9,058,691
Subordinated convertible note, net of current portion	5,870,664	—
Deferred revenue, net of current portion	25,525,032	11,622,918
Other long-term liabilities	709,986	318,151

Total liabilities	157,783,766	108,072,007
Commitments and contingencies (Note K)
Stockholders' (deficit) equity:
Preferred stock; $0.01 par value 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock; $0.01 par value, 200,000,000 shares authorized; 121,803,656 and 117,911,278 shares issued and outstanding at December 31, 2011 and 2010, respectively	1,218,037	1,179,113
Additional paid-in capital	305,310,085	291,717,323
Accumulated deficit	(326,924,853)	(243,475,639)
Accumulated other comprehensive loss	(1,429,568)	(1,429,568)

Total stockholders' (deficit) equity	(21,826,299)	47,991,229

Total liabilities and stockholders' (deficit) equity	$135,957,467	$156,063,236

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
Revenue:
Product revenue	$188,551,604	$173,301,973	$52,535,633
Cost of product revenue	187,703,315	129,360,472	49,334,132

Gross margin	848,289	43,941,501	3,201,501
Operating expenses:
Research and development	26,779,824	15,656,330	8,411,469
Selling, general and administrative	47,528,636	34,563,929	18,169,124
Restructuring charges	2,964,372	783,701	260,685

Total operating expenses from continuing operations	77,272,832	51,003,960	26,841,278

Operating loss from continuing operations	(76,424,543)	(7,062,459)	(23,639,777)

Change in fair value of convertible note and warrants	1,812,335	(3,162,323)	(5,721,580)
Loss on extinguishment of convertible note	(2,770,000)	—	—
Other expense, net	(1,455,741)	(658,755)	(286,678)
Interest income	415,118	784	8,972
Interest expense	(4,704,675)	(1,467,759)	(323,995)

Net loss from continuing operations before income taxes	(83,127,506)	(12,350,512)	(29,963,058)

Provision for income taxes	321,708	—	—

Net loss from continuing operations, net of income taxes	(83,449,214)	(12,350,512)	(29,963,058)

Income from discontinued operations, net of income taxes	—	31,390	91,677
Gain on sale of discontinued operations, net of income taxes	—	500,217	—

Net loss	(83,449,214)	(11,818,905)	(29,871,381)

Deemed dividend and accretion on Series C preferred stock	—	(7,622,576)	(3,922,830)
Dividend on Series C preferred stock	—	(1,027,397)	(1,250,000)

Net loss attributable to common stockholders	$(83,449,214)	$(20,468,878)	$(35,044,211)

Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.70)	$(0.26)	$(0.57)
From income from discontinued operations	—	—	—
From gain on sale of discontinued operations	—	0.01	—

Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.70)	$(0.25)	$(0.57)

Weighted average number of common shares, basic and diluted	119,432,445	82,210,459	61,727,000

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

For the Year Ended December 31, 2011

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Comprehensive Loss
Balance, December 31, 2010	117,911,278	$1,179,113	$291,717,323	$(243,475,639)	$(1,429,568)	$47,991,229
Net loss	—	—	—	(83,449,214)	—	(83,449,214)	$(83,449,214)
Issuance of common stock in connection with the exercise of stock options	318,248	3,183	557,451	—	—	560,634	—
Issuance of common stock in connection with the exercise of warrants to purchase common stock	1,063,637	10,636	4,743,535	—	—	4,754,171	—
Employee stock-based compensation	—	—	6,024,084	—	—	6,024,084	—
Modification of warrants to purchase common stock	—	—	62,919	—	—	62,919	—
Issuance of common stock in connection with the Employee Stock Purchase Plan	681,292	6,813	1,013,913	—	—	1,020,726	—
Issuance of common stock from the conversion of Subordinated Convertible Note	1,829,201	18,292	1,190,860	—	—	1,209,152	—

Comprehensive loss	—	—	—	—	—	—	$(83,449,214)

Balance, December 31, 2011	121,803,656	$1,218,037	$305,310,085	$(326,924,853)	$(1,429,568)	$(21,826,299)

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

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(83,449,214)	$(11,818,905)	$(29,871,381)
Net loss from discontinued operations	—	(31,390)	(91,677)
Net gain on sale of discontinued operations	—	(500,217)	—
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,920,161	1,545,769	1,263,886
Provision for uncollectible accounts	2,502,633	798,551	28,690
Write off of unbilled contract costs and fees	174,342	27,886	196,479
Provision for excess and obsolete inventory	17,679,016	1,043,197	185,577
Non-cash compensation expense related to issuance of stock options and warrants to employees and non-employees and issuance of common stock to 401(k) Plan, including stock based compensation costs from continuing operations of $6,024,084, $4,066,457 and $2,797,138 for the years ended December 31, 2011, 2010 and 2009, respectively.	6,024,084	4,155,257	3,476,639
Change in fair value of note and warrants	(1,812,335)	3,162,323	5,721,580
Loss on extinguishment of convertible note	2,770,000	—	—
Non-cash interest expense	454,064	260,276	122,406
Financing costs related to subordinated convertible notes	1,100,000	—	—
Changes in operating assets and liabilities:
Accounts receivable	25,128,083	(56,417,568)	(4,019,988)
Prepaid expenses and other assets	1,786,044	(3,529,066)	366,796
Inventory	(27,073,151)	(29,209,687)	1,105,815
Note receivable	(4,114,388)	—	—
Other long-term assets	(676,850)	—	—
Accounts payable	6,894,681	23,821,194	10,408,195
Accrued expenses and payroll	(1,329,895)	6,224,408	(324,674)
Accrued restructuring	1,494,627	(2,299)	(564,748)
Accrued contract losses	—	—	(1,213,995)
Deferred revenue, current and long-term portion	11,817,497	13,488,691	(1,668,073)
Other long term liabilities	391,835	37,679	222,190

Total adjustments	45,130,448	(34,593,389)	15,306,775

Net cash used in operating activities in continuing operations	(38,318,766)	(46,943,901)	(14,656,283)
Net cash provided by (used in) operating activities of discontinued operations	—	(61,921)	644,944

Net cash used in operating activities	(38,318,766)	(47,005,822)	(14,011,339)

Cash flows from investing activities:
Purchases of property and equipment	(5,727,786)	(4,126,607)	(3,752,449)

Net cash used in investing activities in continuing operations	(5,727,786)	(4,126,607)	(3,752,449)
Net cash provided by (used in) investing activities of discontinued operations	—	716,700	(75,715)

Net cash used in investing activities	(5,727,786)	(3,409,907)	(3,828,164)

Cash flows from financing activities:
Net borrowings under line of credit	19,675,000	12,000,000	—
Proceeds from (repayment of) note payable	(2,540,551)	11,826,500	—
Proceeds from short-term loan	—	—	1,297,200
Repayment of short-term loan	—	—	(1,297,200)
Proceeds from Employee Stock Purchase Plan	1,020,726	219,352	—
Net proceeds from public sale of common stock	—	37,483,853	21,513,225
Payment to Series C Preferred Shareholders	—	(1,250,000)	—
Decrease in restricted cash	—	34,000	50,000
Net proceeds from issuance of subordinated convertible notes	14,900,000	—	—
Net proceeds from exercise of warrants to purchase common stock	1,923,078	4,717,890	—
Net proceeds from exercise of options to purchase common stock	560,634	2,040,356	200,468

Net cash provided by financing activities in continuing operations	35,538,887	67,071,951	21,763,693

Net increase (decrease) in cash and cash equivalents	(8,507,665)	16,656,222	3,924,190

Net increase in cash and cash equivalents from discontinued operations	$—	$654,779	$569,229
Effects of foreign currency exchange rates on cash and cash equivalents	—	68,732	(512,698)

Net increase (decrease) in cash and cash equivalents	(8,507,665)	16,724,954	3,411,492
Cash and cash equivalents at beginning of year	30,094,162	13,369,208	9,957,716

Cash and cash equivalents at end of year	$21,586,497	$30,094,162	$13,369,208

See Note Q for non-cash disclosures

The accompanying notes are an integral part of these consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

A. THE COMPANY

        Satcon Technology Corporation ("Satcon" or "Company") is a leading clean energy technology provider of utility-grade power conversion solutions for the renewable energy market, primarily the large-scale commercial and utility-scale solar photovoltaic, or PV markets. Satcon designs and delivers advanced power conversion solutions that enable large-scale producers of renewable energy to convert clean energy into grid-connected, efficient and reliable electrical power.

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

B. REALIZATION OF ASSETS AND LIQUIDITY

        The Company has developed a business plan that envisions a continued increase in assets and revenue from the results experienced in the recent past. This plan includes announced reductions in our global workforce of approximately 35% by closing our Canada manufacturing facility and resizing our infrastructure in Europe, China and the U.S. These reductions will be completed by March, 2012. We have also focused product design and commercial sales and marketing on our best performing markets in North America and Asia, and will be moving a significant portion of international sales and marketing to a partnership model. The Company's cost reduction program also includes optimizing the design of our Prism Platform solutions and transferring more subassembly work to Asia. These actions reset the Company's expense structure to much lower levels. In addition, the Company has reduced the amount of working capital held on the Company's balance sheet by bringing down inventory and accounts receivable to more normalized levels. The Company believes that its existing plan will generate sufficient cash which, along with its existing cash on hand, will enable it to fund operations through at least March 31, 2013. Additionally, the Company has a line of credit, as modified in June 2011, in place with Silicon Valley Bank and believes that it has the ability to refinance and/or expand the availability of such asset-based financing. Such actions would likely require the consent of its existing lenders, and there can be no assurance that such consents would be given. Furthermore, there can be no assurance that the Company would be able to obtain similar or additional asset-based financing if and when sought.

        The Company's funding plans for our working capital needs and other commitments may be adversely impacted if it fails to realize its underlying assumed levels of revenues and expenses, receivables are not collected or if the Company fails to remain in compliance with the covenants of its bank line, subordinated note payable or subordinated convertible note. In addition, a default on our subordinated convertible notes, due to delisting or other trading restrictions, could cause the Company to have to make payments in cash, subject to restrictions for other debt holders. If any of these events were to occur, the Company may need to raise additional funds in order to sustain operations by selling equity or taking other actions to conserve its cash position, which could include selling of certain assets, delaying capital expenditures and incurring additional indebtedness. Such actions would likely

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

B. REALIZATION OF ASSETS AND LIQUIDITY (Continued)

require the consent of Silicon Valley Bank, the lender of our subordinated note, and/or the holder of our subordinated convertible note, and there can be no assurance that such consents would be given. Furthermore, there can be no assurance that the Company will be able to raise such funds if they are required.

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Consolidation

        The consolidated financial statements include the accounts of Satcon and its wholly owned subsidiaries (Satcon Power Systems Canada, Ltd. and Satcon Trading (Shenzhen) Co., Ltd.) and its discontinued operating subsidiaries (Satcon Applied Technology, Inc.), All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

        The Company recognizes revenue from product sales when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product passes upon shipment of the product, as the products are typically shipped FOB shipping point, unless otherwise agreed upon in advance with the customer. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless the Company can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied. When appropriate the Company provides for a warranty reserve at the time the product revenue is recognized. If a contract involves the provision of multiple elements and the elements qualify for separation, total estimated contract revenue is allocated to each element based on the relative selling price of each element provided. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue is recognized on each element as described above.

        Cost of product revenue includes materials, labor, overhead, warranty and freight.

        Deferred revenue primarily consists of cash received for extended product warranties, preventative maintenance plans and up-time guarantee programs. Deferred revenue also consists of payments

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

received from customers in advance of services performed, product shipped or installation completed. When an item is deferred for revenue recognition purposes, the deferred revenue is recorded as a liability and the deferred costs are recorded as a component of inventory in the consolidated balance sheets.

Contract Losses

        When the current estimates of total contract revenue for a customer order indicates a loss, a provision for the entire loss on the contract is recorded. For the year ended December 31, 2011, the Company recorded a contract loss on a customer order of approximately $5.1 million. At December 31, 2011, the accrued contract loss was $0. The excess costs over projected revenues are recorded as a component of both cost of revenue and research and development expense.

Cash and Cash Equivalents

        Cash and cash equivalents include demand deposits and highly-liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At December 31, 2011 and December 31, 2010, the Company had no restricted cash.

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

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

Impairment of Long-Lived Assets

        The Company reviews its long-lived assets whenever events or changes in circumstances indicate that a carrying amount of the asset may not be recoverable. The Company determines the fair value of certain of the long-lived assets based on a discounted cash flow income approach. The income approach indicates the fair value of a long-lived assets based on the discounted value of the cash flows that the long-lived asset can be expected to generate in the future over the life of the long-lived asset. This analysis is based upon projections prepared by the Company. These projections represent management's best estimate of future results. In making these projections, the Company considers the markets it is addressing, the competitive environment and the Company's advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. In addition, the Company performs a macro assessment of the overall likelihood that we would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows.

Foreign Currency Translation

        As of April 1, 2010, the Company determined that the functional currency of its foreign subsidiary was the US dollar. As the functional currency changed from the foreign currency to the reporting currency, the translation adjustments as of April 1, 2010 remain as a component of accumulated other comprehensive loss. Prior to this determination, the functional currency was the local currency, assets and liabilities were translated at the rates in effect at the balance sheet dates, while stockholders' equity (deficit) including the long-term portion of intercompany advances was translated at historical rates. Statements of operations and cash flow amounts were translated at the average rate for the period. Translation adjustments were included as a component of accumulated other comprehensive loss. The Company records the impact from foreign currency transactions as a component of other expense, net. Foreign currency gains and losses were a loss of $1.6 million, a loss of $0.6 million and a gain of $0.3 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

Foreign Currency Hedges

        The Company uses foreign currency contracts to manage its exposure to changes in foreign currency exchange rates associated with foreign currency denominated receivables. The Company primarily hedges foreign currency exposure to the Euro. The Company does not engage in trading, market making or speculative activities in the derivatives markets. The foreign currency contracts utilized by the Company do not qualify for hedge accounting treatment, and as a result, any fluctuations in the value of these foreign currency contracts are recognized in other expense, net on the consolidated statements of operations as incurred. The fluctuations in the value of these foreign currency contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. In April 2011, the Company entered into a foreign currency hedge with a bank with a notational amount of approximately $1.6 million, which matured on July 18, 2011. The Company recorded transaction losses associated with the re-measurement of its foreign denominated assets of $108,730 during 2011. Transaction losses were included in other expense, net in the consolidated statements of operations. The net impact of transaction losses associated with the re-measurement of the foreign denominated assets and the losses incurred on the foreign currency hedges was a net loss of $108,730 for the period ended December 31, 2011. There were no foreign currency hedge contracts outstanding at December 31, 2011.

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

        As of December 31, 2011, the Company had federal and state net operating loss ("NOL") carry forwards and federal and state R&D credit carry forwards, which may be available to offset future federal and state income tax liabilities which expire at various dates through 2032. Utilization of the NOL and R&D credit carry forwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 or 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carry forwards

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a rolling three-year period. Since the Company's formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition.

        The Company commissioned a study to determine whether Sections 382 or 383 could limit the use of our carryforwards in this manner. After completing this study, the company has concluded that the limitation will not have a material impact on its ability to utilize its net operating loss or credit carryforwards.

        The tax years 1996 through 2011 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they are or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying financial statements. The Company would record any such interest and penalties as a component of interest expense. The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date.

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

        The Company recognized the full impact of its stock-based compensation plans in the consolidated statement of operations for the periods ended December 31, 2011, 2010 and 2009 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

capitalization were not material. The following table presents stock-based compensation expense, included in the Company's consolidated statement of operations:

	Year Ended December 31,
	2011	2010	2009
Cost of product revenue	$438,050	$285,047	$171,067
Research and development	1,109,173	638,476	332,970
Selling, general and administrative expenses	4,476,861	3,142,934	2,293,102

Share based compensation expense from continuing operations, before tax	6,024,084	4,066,457	2,797,139
Share based compensation expense from discontinued operations	—	(18,357)	86,140

Total share based compensation expense, before tax	6,024,084	4,048,100	2,883,279
Income tax benefit	—	—	—

Net share-based compensation expense	$6,024,084	$4,048,100	$2,883,279

        Compensation expense associated with the granting of stock options to employees is being recognized on a straight line basis over the service period of the option. In instances where the actual compensation expense would be greater than that calculated using the straight line method, the actual compensation expense is recorded in that period.

        Included in the 2011, 2010 and 2009 stock-based compensation expense above are amounts related to employee participation in the Employee Stock Purchase Plan ("ESPP") of approximately $849,506, $221,000 and $0, respectively. See Note L, Employee Benefit Plans.

        At December 31, 2011, approximately $8.7 million in unrecognized compensation expense remains to be recognized in future periods. The table below summaries the recognition of the deferred compensation expense associated with employee stock options over the next four years as follows:

Calendar Years Ending December 31,	Non Cash Stock-Based Compensation Expense
2012	$3,684,616
2013	2,667,050
2014	1,964,150
2015	392,926

Total	$8,708,742

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 were $2.90, $1.92 and $1.50, respectively, per option. The fair value

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

Year Ended December 31,
	2011	2010	2009
Assumptions:
Expected life(1)	5.0 years to 6.25 years	5.0 years to 6.25 years	5.0 years to 6.25 years
Expected volatility(2)	73.59% - 78.71%	72.38% - 76.45%	72.9% - 82.96%
Dividends	none	none	none
Risk-free interest rate(3)	1.0% - 2.15%	1.11% - 2.50%	1.50% - 2.50%
Forfeiture Rate(4)	0% - 6.25%	0% - 6.25%	0% - 6.25%

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

Concentration of Credit Risk and Suppliers

        Financial instruments that subject the Company to concentrations of credit risk principally consist of cash equivalents, trade accounts receivable and deposits in bank accounts. The Company deposits its cash and invests in short-term investments primarily through a national commercial bank. Deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) are exposed to loss in the event of nonperformance by the institution. All amounts are insured.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

        The Company's trade accounts receivable and fees are primarily from sales to commercial customers. The Company does not require collateral and has not historically experienced significant credit losses related to receivables, letters of credit or unbilled contract costs and fees from individual customers or groups of customers in any particular industry or geographic area.

        Significant customers are defined as those customers that account for 10% or more of total net revenue in a fiscal year or 10% or more of accounts receivable and unbilled contract costs and fees at the end of a fiscal period. The table below details out customers that were considered significant, greater than 10%, as it pertains to both annual revenues for the years ended December 31, 2011, 2010 and 2009 and accounts receivable and unbilled contract costs as of December 31, 2011 and 2010.

Year	Revenue	Accounts Receivable
2011	SunPower Corporation (approximately 12.8%)	GCL Solar Limited (approximately 10.5%)**
2010	None	GCL Solar Limited (approximately 11%)** Enel Green Power (approximately 11%)** CE Solar (approximately 12%)
2009	SunPower Corporation (approximately 14%)	*

*
Represents less than 10% of either the fiscal year revenue or the total accounts receivable balance at December 31, 2009 or 2008.

**
The accounts receivable associated with these customers were backed by irrevocable letters of credit at December 31, 2011 or 2010.

        Significant suppliers are defined as those supplies that account for 10% or more of total purchases in a fiscal year or 10% or more of accounts payable at the end of a fiscal period. In 2011, there was one supplier, Perfect Galaxy, which made up approximately 66% of the Company's gross accounts payable at December 31, 2011. Purchases from this supplier for 2011 were approximately $100.2 million. Our non-exclusive contract manufacturing agreement with Perfect Galaxy was extended for 5 years in January 2012. Perfect Galaxy accounted for approximately 17% of the Company's gross accounts payable at December 31, 2010 and purchases from this supplier were approximately $83.3 million in 2010.

Research and Development Costs

        The Company expenses research and development costs as incurred. Cost of research and development includes costs incurred in connection with both funded research and development arrangements and unfunded research and development activities.

Comprehensive Income (Loss)

        Comprehensive income (loss) includes net loss and foreign currency translation adjustments prior to the changing of the functional currency in Canada to the US dollar.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

Fair Value of Financial Instruments

        The Company's financial instruments consist of cash equivalents, accounts receivable, warrants to purchase shares of common stock, accounts payable, a subordinated note payable, and a convertible subordinated note, and the line of credit. The estimated fair values of these financial instruments approximate their carrying values at December 31, 2011 and December 31, 2010. The estimated fair values have been determined through information obtained from market sources and management estimates. The Company's warrant liabilities and subordinated convertible note are recorded at fair value. See "Fair Value Measurements" below. The carrying value of the subordinated note payable, as of December 31, 2011 and December 31, 2010, is not materially different from the fair value of the note.

Fair Value Measurements

        The fair value of the Company's financial assets and liabilities are measured using inputs from the three levels of fair value hierarchy which are as follows:

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

        There were no assets measured at fair value on a recurring basis as of December 31, 2011 and 2010. Liabilities measured at fair value on a recurring basis as of December 31, 2011 are as follows:

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Subordinated convertible note (2)	$18,240,000	$—	$—	$18,240,000
Long-term warrant liabilities (1)	$131,530	$—	$131,530	$—

Total Liabilities	$18,371,530	$—	$131,530	$18,240,000

        Transfers in and out of Level 3 of the fair value hierarchy consist of the issuance of the subordinated convertible note in June 2011, and the subsequent modification in December 2011 (for

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

details of the change in fair value related activity see Note H, Debt Instruments). The following table rolls forward the Level 3 balance as it relates to the subordinated convertible note:

Subordinated Convertible Note
Balance at December 31, 2010	$—
Transfers into Level 3	36,090,000
Transfers out of Level 3	(17,320,000)
Total losses for the period	—
Fair value adjustment	679,152
Settlement (conversion to common shares)	(1,209,152)

Fair value at December 31, 2011	$18,240,000

        Liabilities measured at fair value on a recurring basis as of as of December 31, 2010 are as follows:

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Long-term warrant liabilities (1)	$5,454,109	$—	$5,454,109	$—

Total Liabilities	$5,454,109	$—	$5,454,109	$—

(1)
The Company's Level 2 financial liabilities consist of long term investor warrant liabilities comprised of the Warrant As, Warrant Cs, the warrants issued to the investors in connection with the 2007 preferred stock financing (the "2007 Financing Warrants") and the placement agent warrants. The fair value of the Warrant As and Warrant Cs is being estimated using a binomial lattice model and the fair value of the placement agent warrants and the 2007 Financing Warrants is being estimated using the Black-Scholes option pricing model. (see Note G. Warrant Liabilities-Valuation—Methodology and Significant Assumptions; Note I—Redeemable Convertible Series B and Series C Preferred Stock; and "Warrant Liabilities" below).

(2)
The Company's Level 3 financial liabilities consist of a subordinated convertible notes. (See Note H.) The valuation of this instrument utilizes a continuous-variable stochastic process in the form of a Monte-Carlo Simulation and includes unobservable inputs supported by little or no market activity such as discount rate applicable to the instrument's debt-like feature, probabilities of debt-like and equity-like positions, and various probabilities of occurrences of certain future events. The analysis also includes the contractual terms of instrument in the form of interest rate, timing and extent of principal and interest payments, and time to maturity.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

Warrant Liabilities

        The Company applies ASC 815-40-15 to evaluate whether an instrument is considered indexed to an entity's own stock. The Company's evaluation of the 2007 Financing Warrants determined that the 2007 Financing Warrants covering 19,799,023 shares of common stock did not qualify for a scope exception under ASC 815-40-15 as they were determined not to be indexed to the Company's stock as prescribed by ASC 815-40-15. As a result, on the date of adoption, January 1, 2009, the Company reclassified these warrants from additional paid in capital to warrant liabilities through a cumulative effect of a change in accounting principle. The initial value of the warrant liability at adoption was $22,041,541.

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

        On July 3, 2009, the Company modified certain provisions contained within the 2007 Financing Warrants. Under the terms of the original 2007 Financing Warrants (prior to their modification), in addition to standard anti-dilution protection for stock splits or dividends, stock combinations, mergers, liquidation or similar events, the exercise price and number of shares issuable upon exercise of these warrants were subject to adjustment in the event of certain dilutive issuances (the "Dilutive Issuance Provision"). Upon each adjustment of the exercise price pursuant to the Dilutive Issuance Provision, the number of shares subject to the warrant were also to be adjusted by multiplying the current exercise price prior to the adjustment by the number of shares subject to the warrant and dividing the product by the exercise price resulting from the adjustment. The Dilutive Issuance Provision was modified to (i) limit the instances in which a dilutive issuance will cause an adjustment to the exercise price of the warrants and (ii) eliminate the provision that correspondingly increased the number of shares underlying the warrants in the event of a dilutive issuance that causes an adjustment to the exercise price. As a result of this modification these warrants were determined to be equity instruments by the Company, as they now qualify for the scope exception under ASC 815-40-15. Previously the warrants, due to the adoption of the provisions of ASC 815-40, were accounted for as a derivative liability. As of July 3, 2009, the Company is no longer required to mark these warrants to fair value each quarter. See Note G. Warrant Liabilities.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

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

Subordinated Convertible Note

        The Company has elected to account for the Subordinated Convertible Note ("Convertible Note") as an instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of ASC 815. The Company has identified all of the derivatives associated with the June 30, 2011 financing; however, several of the derivatives cannot be reliably measured nor reliably associated with another derivative that can be reliably measured. As such, the Company has appropriately valued these derivatives as a single contract together with the Convertible Note. As permitted under ASC 825-10-10, the Company has elected as of the issuance date to measure the Convertible Note in its entirety at fair value with changes in fair value recognized as either gain or loss until the notes are settled. This election was made by the Company after determining that the fair value of the Convertible Note to be more meaningful in the context of the Company's financial statements than if separate fair values were assigned to each of the multiple embedded instruments contained in such Convertible Note.

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

C. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Continued)

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

        Operations associated with discontinued segments have been classified as loss from discontinued operations in the accompanying consolidated statements of operations, and cash flows associated with these segments are included in cash flows from discontinued operations in the consolidated statements of cash flows. Net sales and net income from discontinued operations was as follows:

	Year Ended December 31,
Division	2010	2009
Applied Technology
Net Sales	—	$6,232,687
Net Income (Loss)	$31,390	$91,677
Discontinued Operations
Total Net Sales	—	$6,232,687
Total Net Income (Loss)	$31,390	$91,677

        Net sales from discontinued operations were $0.1 million for the twelve months ended December 31, 2010 related to the Applied Technology division. Net income from discontinued operations was income of approximately $0, $31,390 and $91,677 for the twelve months ended December 31, 2011, 2010 and 2009, respectively.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

D. DISCONTINUED OPERATIONS (Continued)

        The Company has not allocated interest to discontinued operations. The Company has also eliminated all intercompany activity associated with discontinued operations.

        The net assets of the Applied Technology division as of December 31, 2011 and 2010 were $0.

E. INVENTORY

        Inventory includes material, labor and overhead and consisted of the following:

	December 31,
	2011	2010
Raw material	$25,163,100	$16,930,407
Work-in-process	1,677,360	2,881,150
Finished goods	23,096,568	20,731,336

	$49,937,028	$40,542,893

        The provision for excess and obsolete inventory, from continuing operations, for the years ended December 31, 2011, 2010 and 2009 was $17,679,016, $1,089,950 and $185,577, respectively.

        During December of 2011, the Company reorganized its operations focusing commercial sales, marketing and product development on its fastest growing markets in North America and Asia. As a result of this reorganization, the Company recorded a provision for excess and obsolete inventory of $16 million relating primarily to its Solstice product line and its European inventory and other inventory considered excess or obsolete.

F. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

	December 31,
	2011	2010
Machinery and equipment	$6,758,627	$5,121,820
Assets under construction	232,267	785,152
Furniture and fixtures	1,211,574	991,493
Computer hardware / software	1,162,032	1,099,000
Leasehold improvements	8,521,503	4,226,452

	$17,886,303	$12,223,917
Less: accumulated depreciation and amortization	(6,794,393)	(4,939,632)

	$11,091,910	$7,284,285

        Depreciation and amortization expense from continuing operations relating to property and equipment for the years ended December 31, 2011, 2010 and 2009 was $1.9 million, $1.5 million and $1.3 million, respectively.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

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

        For so long as any Warrant As remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less than $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A. As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note I below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right. During fiscal 2007, the Company paid approximately $1.4 million to redeem Warrant As representing 1,242,426 shares of common stock. During 2008, the Company paid approximately $0.4 million to redeem Warrant As representing 303,031 shares of common stock. (See table below for assumptions used in valuing the warrants redeemed). During 2011 and 2010 warrants to purchase 580,303 and 954,547 shares of common stock were exercised, respectively. As of December 31, 2011 and 2010, Warrant As to purchase 556,061 and 1,136,364 shares of common stock were outstanding, respectively.

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

G. WARRANT LIABILITIES (Continued)

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

        For so long as any Warrant Cs remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant Cs for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant C. As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note I below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right. During 2007, the Company paid approximately $0.7 million to redeem Warrant Cs representing 621,215 shares of common stock. During 2008, the Company paid approximately $0.2 million to redeem Warrant Cs representing 151,516 shares of common stock. (See table below for assumptions used in valuing the warrants redeemed). During 2011 and 2010 warrants to purchase 265,152 and 431,819 shares of common stock were exercised, respectively. As of December 31, 2011 and 2010, Warrant Cs to purchase 348,485 and 613,637 shares of common stock were outstanding, respectively.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

G. WARRANT LIABILITIES (Continued)

        If the volume weighted average price per share of the Company's common stock for any 20 consecutive trading days exceeds 200% of the exercise price, then, if certain conditions are satisfied, the Company may require the holders of the Warrant Cs to exercise up to 50% of the unexercised portions of such warrants. If following the 24 month anniversary of the issuance date, the volume weighted average price per share of the Company's common stock for any 20 consecutive trading days exceeds 300% of the exercise price, then, if certain equity conditions are satisfied, the Company may require the holders of the Warrant Cs to exercise all or any part of the unexercised portions of such warrants. During 2010 the Company notified the holders of the outstanding Warrant As and Warrant Cs that the holders were required to exercise 50% of their un-exercised warrants. As a result of this notification by the Company holders of Warrant As exercised warrants to purchase 469,699 shares of common stock and holders of Warrant Cs exercised warrants to purchase 234,849 shares of common stock. During 2011 an additional 580,303 Warrant As and 265,152 Warrant Cs were exercised as a result of notification sent out to the remaining holders of the Warrant As and Warrant Cs.

        During 2010, the Company notified the holders of the outstanding Warrant As and Warrant Cs that the holders were required to exercise 50% of their un-exercised warrants. As a result of this notification by the Company holders of Warrant As exercised warrants to purchase 469,699 shares of common stock and holders of Warrant Cs exercised warrants to purchase 234,849 shares of common stock. During 2011, an additional 580,303 Warrant As and 265,152 Warrant Cs were exercised, as noted above, as a result of notification sent out to the remaining holders of the Warrant As and Warrant Cs.

        The table below summarizes Black-Scholes option pricing model range of assumptions that were used in valuing the warrants redeemed for both the Warrant As and Warrant Cs.

	Warrant As	Warrant Cs
Assumptions:
Expected life	5.68 years to 5.69 years	6.67 years to 6.68 years
Expected volatility ranging from	83.0%	85.0%
Dividends	none	none
Risk-free interest rate	3.75% - 3.84%	3.85% - 3.93%

  Placement Agent Warrants

        First Albany Capital ("FAC") acted as placement agent in connection with the July 19, 2006 private placement. In addition to a cash transaction fee, FAC or its designees were entitled to receive five-year warrants to purchase 218,182 shares of the Company's common stock at an exercise price of $1.87 per share. As of December 31, 2010, Placement Agent warrants to purchase 218,182 shares of common stock were outstanding, respectively. The Placement Agent warrants were exercised in full during 2011 resulting in the Company issuing 218,182 shares of common stock.

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

G. WARRANT LIABILITIES (Continued)

(c) there is a cash-out election using a Black-Scholes valuation under various circumstances. Therefore these Warrants are required to be accounted for as freestanding derivative instruments. Changes in fair value are recognized as either a gain or loss in the statement of operations under the caption "Change in fair value of notes and warrants."

        Upon issuance, the Company allocated $2.7 million of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $4.9 million and a charge to other expense of $2.2 million. As of December 31, 2011 and 2010, the remaining outstanding Warrants have been marked to fair value resulting in a derivative liability of $0.1 million and $5.5 million, respectively.

        The credit / (charge) to Change in fair value of notes and warrants, for the year ended December 31, 2011, 2010 and 2009 was $2.5 million, ($3.2) million and ($2.6) million, respectively, related to Warrant As, Bs, Cs and placement agent warrants. The Company also recorded a charge to Change in Fair Value of notes and warrants related to its Series C Preferred Stock warrants of ($3.2) million for the year ended December 31, 2009.

        A summary of the changes in the fair value of the warrant liabilities:

Balance at December 31, 2008	$2,407,438

Change in accounting principle(2)	22,041,541
Fair value adjustment(1)	2,569,336
Series C Preferred Stock Warrant fair value adjustment(1)	3,152,244
Reclassification of Series C Preferred Stock Warrants to equity(3)	(25,193,785)

Balance at December 31, 2009	$4,976,774

Warrants exercised	(2,684,988)
Fair value adjustment(1)	3,162,323

Balance at December 31, 2010	$5,454,109

Warrants exercised	(2,831,093)
Fair value adjustments(1)	(2,491,486)

Balance at December 31, 2011	$131,530

(1)
Amounts included in change in fair value of warrants on consolidated statement of operations.

(2)
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

(3)
On July 3, 2009, the Company modified certain provisions contained within the common stock purchase warrants issued in connection with the Series C Preferred Stock financing. See Note C. Significant Accounting Policies and Basis of Consolidation—Warrant Liabilities for a description of the modifications. As a result of these modifications 19,799,023 of the Company's issued and

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

G. WARRANT LIABILITIES (Continued)

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

          In estimating the fair value of the Warrants the following methods and significant input assumptions were applied:

  Methods

  •
  An Intrinsic value was utilized to estimate the fair value of Warrant As and Warrant Cs upon their respective exercise dates during the year ended December 31, 2011 and 2010. According to options theory, the value of an option equals the sum of its intrinsic value and time value and as it approaches exercise/expiration date, time value approaches zero. On the date of the exercise/expiration, time value of a warrant becomes zero and the value of the option equals its intrinsic value. Intrinsic value, for in-the-money options, represents the difference between the strike price and the price of the underlying asset as of expiration/exercise date. Gain/(loss) as of exercise date is determined based on the difference between the option's intrinsic value and its fair value as of last measurement/reporting date, with any decrease (increase) in value representing a gain (loss).

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

DECEMBER 31, 2011, 2010 AND 2009

G. WARRANT LIABILITIES (Continued)

    final fair value of the instrument is concluded at the node representing the valuation date. This model requires the following key inputs with respect to the Company and/or instrument:

	Warrant As
Input	Dec. 31, 2009	Jan. 7, 2010	Jan. 14, 2010	April 26, 2010	May 12, 2010	July 27, 2010	Dec. 31, 2010	Dec. 31, 2011
Quoted Stock Price	$2.82	$2.78	$2.77	$2.88	$2.74	$3.41	$4.50	$0.60
Exercise Price	$1.815	1.815	$1.815	$1.815	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	3.60	3.6	3.6	3.2	3.2	3.0	2.6	1.55
Stock Volatility	75%	75%	75%	75%	75%	75%	70%	100%
Risk-Free Rate	2.00%	1.74%	1.74%	1.0%	1.0%	0.6%	0.84%	0.19%
Dividend Rate	0%	0%	0%	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	Warrant Cs(1)
Input	Dec. 31, 2009	Jan. 14, 2010	Dec. 31, 2010	Dec. 31, 2011
Quoted Stock Price	$2.82	$2.77	$4.50	$0.60
Exercise Price	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	4.50	4.5	3.6	2.55
Stock Volatility	75%	75%	70%	90%
Risk-Free Rate	2.44%	2.22%	1.29%	0.31%
Dividend Rate	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A

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

Input	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2010	July 15, 2011(1)
Quoted Stock Price	$1.55	$2.82	$4.50	$2.00
Exercise Price	$1.87	$1.87	$1.87	$1.87
Time to Maturity (in years)	2.55	1.55	0.55	0.01
Stock Volatility	80%	75%	60%	116%
Risk-Free Rate	0.89%	0.84%	0.20%	0%
Dividend Rate	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A

(1)
The Placement Agent warrants were exercised in full on July 15, 2011.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

G. WARRANT LIABILITIES (Continued)

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

  •
  The quoted market price of the Company's stock was utilized in the valuations because the authoritative guidance requires the use of quoted market prices without consideration of blockage discounts. The quoted market price may not reflect the market value of a large block of stock; and

  •
  The quoted market price of the Company's stock as of measurement dates and expected future stock prices were assumed to reflect the effect of dilution upon conversion of the instruments to shares of common stock.

H. DEBT INSTRUMENTS

        On February 26, 2008, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank"). Under the terms of the Loan Agreement, the Bank agreed to provide the Company with a credit line up to $10.0 million. The Company's obligations under the Loan Agreement are secured by substantially all of the assets of the Company and advances under the Loan Agreement were limited to 80% of eligible receivables and the lesser of 25% of the value of the Company's eligible inventory, as defined, or $1.0 million. Interest on outstanding borrowings accrued at a rate (per annum) equal to the Prime Rate plus one percent (1.0%), as defined, or the LIBOR Rate plus three and three quarter percent (3.75%). The Loan Agreement contained certain financial covenants relating to tangible net worth, as defined, which the Company had to satisfy in order to borrow under the agreement. In addition, the Company agreed to pay to the Bank a collateral monitoring fee of $750 per month and agreed to the following additional terms: (i) $50,000 commitment fee, $25,000 to be paid at signing of the Loan Agreement and $25,000 to be paid on the one year anniversary of the Loan Agreement; (ii) an unused line fee in the amount of 0.5% per annum of the average unused portion of the revolving line; and (iii) an early termination fee of 0.5% of the total credit line if the Company terminated the Loan Agreement prior to 12 months from the Loan Agreement's effective date.

        During 2011 and 2010, the Company entered into several amendments to the Loan Agreement. On April 22, 2011, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (as amended to date, the "Amended Loan Agreement") with the Bank, as administrative agent, issuing lender and swingline lender, and such other lenders as set forth from time to time in the Amended Loan Agreement. The Amended Loan Agreement amended and restated the

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

H. DEBT INSTRUMENTS (Continued)

Company's prior Loan Agreement, and provides for a senior secured revolving credit facility of up to $35 million. In addition, the Company may make a one-time request for an additional $15 million to increase the credit facility to an aggregate of $50 million, subject to the approval of the lending group.

        Total outstanding debt under the Amended Loan Agreement may not exceed (a) the sum of (1) 80% of the book value of eligible receivables (other than those accounts denominated in Euros or Canadian dollars), plus (2) 70% of the book value of eligible receivable in Euros or Canadian dollars, plus (3) 80% of the eligible foreign receivables, plus (4) 70% of the eligible Chinese receivables, plus (5) the lesser of (i) 60% of the cost of eligible inventory or (ii) the net orderly liquidation value of eligible inventory, as adjusted pursuant to the Amended Loan Agreement, less (b) the amount of any reserves established by the Bank.

        The amount available to borrow by the Company is reduced to the extent that the Company has letters of credit backed by the Amended Loan Agreement. At December 31, 2011 the Company had approximately $0.3 million outstanding on letters of credit.

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

        Borrowings under the Amended Loan Agreement are permitted to be used for refinancing the amounts outstanding under the existing loan agreement with the Bank, to repay certain fees and expenses, and for ongoing working capital and general corporate purposes. Interest on outstanding indebtedness under the Amended Loan Agreement will accrue at an annual rate equal to (a) the higher of (i) the prime rate and (ii) the federal funds effective rate plus one-half of one percent (0.5%) plus (b) the applicable margin. The initial applicable margin is 0.75%, and is subject to adjustment based on the Company's liquidity in each fiscal quarter such that, if the Company's liquidity is above $35 million, then the applicable margin is reduced to 0.25%.

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

        The Amended Loan Agreement, if not sooner terminated in accordance with its terms, originally expired on April 23, 2014. On June 30, 2011, in conjunction with the Company's subordinated convertible note financing, the Amended Loan Agreement was amended to expire on April 23, 2013.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

H. DEBT INSTRUMENTS (Continued)

        At December 31, 2011 and December 31, 2010, the Company had $34.7 million and $15.0 million outstanding under the Loan Agreement and the Bank's prime rate was 4%. The rate used was the Bank's prime rate of 4.0% plus 0.50% (or 4.5% at December 31, 2011 and 2010). As of December 31, 2011, the Company had $0 available under the line of credit. Subsequent to year end, the Company repaid $10.0 million outstanding under the Loan Agreement.

Subordinated Convertible Note

        On June 29, 2011, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with the purchaser named therein (the "Purchaser") in connection with the private placement (the "Private Placement") of $16.0 million principal amount of an unsecured, subordinated convertible note (the "Convertible Note"). The Private Placement closed on June 30, 2011. On July 27, 2011, approximately 34,557,281 shares that may be issued upon conversion of the Convertible Note, or as payment of principal or interest on the Convertible Notes in lieu of cash, were registered for resale under the Securities Act.

        Among other terms, the Purchase Agreement provides that the Company will not redeem or declare or pay any dividends on, any of its securities without consent of the Purchaser.

        The Company also entered into a Registration Rights Agreement with the Purchasers pursuant to which the Company agreed to register the common stock issuable upon conversion of, or the payment of interest on, the Convertible Note, as further described below. The Company agreed to file a registration statement under the Securities Act within 20 days of the closing of the Private Placement to register the resale of the shares of common stock issuable upon conversion of the Convertible Note and as payment of interest on the Convertible Note, which it did. The Company agreed to use its best efforts to cause the registration statement to be declared effective within 70 days following the closing of the Private Placement (or 90 days of the registration statement is reviewed by the Securities and Exchange Commission) and to keep the registration statement effective until the earlier of (1) the date all of the securities covered by the registration statement have been sold, (2) the date all of the securities covered by the registration statement may be sold without restriction under Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). If the Company fails to comply with these or certain other provisions, then the Company shall be required to pay liquidated damages of 1% of the outstanding principal amount of the Convertible Note for the initial occurrence of such failure and for each subsequent 30 day period in which the failure continues. The net proceeds of the sale of the Convertible Note were approximately $14.9 million, after deducting placement fees and other offering-related expenses. The initial Registration Statement covering 11,403,988 shares of common stock was declared effective on July 27, 2011. Following the automatic reset of the conversion price on the Adjustment Date (as defined below), a subsequent registration statement covering an additional 23,153,293 shares of common stock was filed and was declared effective on December 21, 2011.

        The Convertible Note had a principal amount of $16.0 million and was initially convertible into shares of the Company's common stock at a conversion price of $2.92, subject to adjustment. The conversion price adjusted, on the eleventh trading day following the public announcement of Satcon's financial results for the quarter ending September 30, 2011 (the "Adjustment Date"), to the lower of (i) the then effective conversion price and (ii) 110% of the arithmetic average of the volume weighted

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

H. DEBT INSTRUMENTS (Continued)

average price of the Company's common stock for the ten consecutive trading days ending on the trading day immediately preceding the Adjustment Date, or $0.8381 per share. Accordingly, on the Adjustment Date, the conversion price was adjusted to $0.8381. On December 1, 2011, the Convertible Note was amended to provide that the conversion price of the Convertible Note on the applicable conversion date is the lower of (1) the conversion price then in effect and (2) with respect to a total of ten separate conversions, a price equal to 92% of the closing bid price of our common stock on the trading day immediately preceding the applicable conversion date.

        The Convertible Note matures on July 1, 2013, and bears interest at a rate of 7.0% per annum. Interest is payable monthly, beginning on November 1, 2011. Principal and interest (each, an "installment amount") are payable monthly (which commenced on November 1, 2011), and may be made in cash or, at the option of the Company if certain equity conditions are satisfied, in shares of its common stock. If all or any portion of an installment amount is paid in shares of common stock, the price per share (the "Company Conversion Price") will be at the lower of (i) the then current conversion price and (ii) 82% of the arithmetic average of the volume weighted average price of the Company's common stock for the ten consecutive trading days ending on the trading day immediately preceding the payment date (but in no event greater than the dollar volume weighted average price of our common stock on the trading day immediately preceding the payment date). In addition, the holder may, at its option, during the ten trading days immediately following each installment date, elect to have up to two additional installment amounts converted into common stock at a conversion price equal to the Company Conversion Price in effect for the immediately preceding installment payment date. The holder may also, at its option, elect to have the payment of all or any portion of an installment amount payable on an installment date deferred until any later installment date selected by the holder. Any amounts so deferred by the holder are added to, and become part of, such later installment amount and continue to accrue interest under the Convertible Note.

        If at any time following the Adjustment Date, the closing sale price of Company common stock exceeds 175% of the conversion price for 30 consecutive trading days, then, if certain equity conditions are satisfied, the Company may require the holder of the Convertible Note to convert all or any part of the outstanding principal into shares of common stock at the then applicable conversion price, provided that the Company may only make a one-time election to force conversion. The Convertible Note contains certain limitations on optional and mandatory conversion, including that, absent stockholder approval of the transaction; the Company will not issue shares of common stock under the Convertible Note in excess of 19.99% of the Company's outstanding shares on the closing date. In addition, a provision of the Convertible Note does not allow the holder of the note to own more than 4.99% of the Company's common stock at any one time.

        The Convertible Note contains certain covenants and restrictions, including, among others, that, for so long as the Convertible Note is outstanding, the Company will not incur any indebtedness that is senior to, or on parity with, the Convertible Note in right of payment, subject to limited exceptions for existing indebtedness. Events of default under the Convertible Note include, among others, payments defaults, cross-defaults, the Company's common stock is suspended from trading for a period of time or no longer listed on an eligible trading market, and certain bankruptcy-type events involving the Company or any subsidiary. Upon an event of default, the holder may elect to require the Company to redeem all or any portion of the outstanding principal amount of the Convertible Note for a price

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

H. DEBT INSTRUMENTS (Continued)

equal to the greater of 120% of (i) the amount to be redeemed (as calculated through the redemption date) and (ii) the product of (A) the conversion rate with respect to such amount in effect at such time as the holder deliver a redemption notice and (B) the greatest closing sale price of the Company's common stock on any trading day during the period starting on the date immediately preceding the event of default and ending on the trading day immediately prior to the date the Company is required to pay the redemption amount. The holder may elect to require the Company to redeem for cash all or any portion of the outstanding principal on the Convertible Note in connection with a change of control of the Company.

        In addition, the Company may redeem all (but not less than all) of the then outstanding amount of the Convertible Note in cash at a price equal to the greater of 125% of (i) the amount to be redeemed (as calculated through the redemption date) and (ii) the product of (A) the conversion rate with respect to such amount in effect at such time as the Company delivers a redemption notice and (B) the greatest closing sale price of the Company's common stock on any trading day during the period starting on the date notice of redemption is given and ending on the date immediately prior to the redemption, provided that the Company may only deliver one such redemption notice.

        Upon issuance of the Convertible Note the Company determined the initial carrying value of the Convertible Note to be $16.0 million. On December 1, 2011, certain of the provisions of the Convertible Note were modified. In accordance with ASC 470, the modifications resulted in the Convertible Note being deemed to be substantially different post modification because a substantive embedded conversion option was added to the Convertible Note. The modification resulted in the extinguishment of the Convertible Note on December 1, 2011, the modification date, and the establishment of a modified Convertible Note. On the date of modification the Company recorded a charge to loss on extinguishment of convertible note in the statement of operations of approximately $2.8 million. The change in fair value related to the Convertible Note is recorded as change in fair value of note and warrants in the statement of operations for the year ended December 31, 2011. Due to the Convertible Note being carried at fair value in accordance with ASC 825, financing costs associated with obtaining the Convertible Note were immediately expensed. The Company paid approximately $1.1 million in related transaction costs, which was recorded as interest expense in the statement of operations for the year ended December 31, 2011.

        The holder of the Convertible Note deferred principal payments, in whole or in part, due on November 1, 2011($761,905) and December 1, 2011 ($238,095). As a result of the election to defer principal payments at December 31, 2011 approximately $1.0 million of principal originally due has been deferred to later periods. The holder of the Convertible Note elected to have the interest payments due on the Convertible Note paid in cash, which was approximately $0.6 million for the period ended December 31, 2011. These amounts are recorded as interest expense in the statement of operations for the year end December 31, 2011.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

H. DEBT INSTRUMENTS (Continued)

        A summary of changes in the Convertible Note is as follows:

	Convertible Note
Initial gross proceeds	$16,000,000
Fair value adjustment, pre modification	1,320,000	(1)

Fair value pre modification	17,320,000
Loss on extinguishment of note	2,770,000

Post modification Convertible Note valuation	20,090,000
Conversion of principal by holder	(1,209,152	)(2)
Fair value adjustment	(640,848	)(1)

Fair value at December 31, 2011	$18,240,000

(1)
Amounts included in change in fair value of note and warrants on consolidated statement of operations.

(2)
On December 1, 2011, subsequent to the modification, the holder of the Convertible Note elected to convert a portion of the principal payment due on December 1, 2011. As a result of the conversion the Company issued 858,704 shares of common stock. The stock was issued at $0.61when the fair market value of the stock was $0.73 per share. On December 15, 2011, the holder of the Convertible Note elected to convert $500,000 of principal on the Convertible Note. As a result the Company issued 970,497 shares of common stock. The stock was issued at $0.5152 (92% of the prior day closing bid price of $0.56) per share when the fair market value of the stock on the date of conversion was $0.60 per share.

Valuation—Methodology and Significant Assumptions

        The process of analyzing/valuing financial and derivative instruments utilizes facts and circumstances as of the measurement date as well as certain inputs, assumptions, and judgment calls that may affect the estimated fair value of the instruments. The estimated fair value of the Convertible Note is based on a utilization of certain valuation models that consider current and expected stock prices, expected volatility, expected interest rates, scheduled principal and interest payments, expected rate of returns and discount rates, probabilities of occurrences of certain future events, and expected liquidation horizons. Such inputs and assumptions as well as the conclusions of values are subject to significant estimates and actual results may differ. The methods, inputs, and significant assumptions utilized in estimating the fair value of the Convertible Note are summarized in the following sections.

  Methods

          A continuous-variable stochastic process in the form of a Monte-Carlo Simulation was utilized to estimate the fair value of the Convertible Note as of the Issuance Date. Monte Carlo simulation, a process of randomly generating values for uncertain variables, is meant to imitate a real-life system especially when other analyses are too mathematically complex or too difficult to reproduce. This method was used to simulate future expected stock prices, variable strike prices,

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

H. DEBT INSTRUMENTS (Continued)

  and the behavior of each of the instrument's significant features, as discussed above, as well as the respective outcomes at each particular time in the future—bi-weekly time steps were utilized throughout the maturity of the Convertible Note as well as daily time steps for purposes of estimating the adjustment to the Conversion price as discussed above. Other valuation methods were considered, such as the Black-Scholes-Merton option-pricing model and a binomial lattice model, but the simulation model was found as most appropriate in the analysis of the Convertible Note due to the potential variability of the conversion price (and its path dependency on stock prices during a period of 10 consecutive trading days prior to the potential adjustment day) and the Company's ability to force conversion should certain condition are met in the future (as discussed above).

          The simulation model was first utilized to continuously simulate the expected prices of the Company's common stock at each time step and throughout the remaining life of the instrument. Secondly, an analysis of each of the instrument's significant features was conducted at each time step for purposes of determining the respective value of each feature and its effect on the price market participants would be willing to pay for the Convertible Note. Based on the simulated stock prices, the value of each of the features at each time step, the greater of (or lower of—in the case of the options at the Company's hands) the conversion positions, redemption positions, or holding positions (i.e. fair value as of each respective future time step discounted using the applicable effective discount rate) was conducted relative to each time step and from the perspective of the Holders, until a final fair value of the instrument is determined at the time step representing the

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

H. DEBT INSTRUMENTS (Continued)

  measurement date. This model requires the following key inputs with respect to the Company and/or instrument:

  Inputs

	June 30, 2011	Pre-Modification December 1, 2011	Post-Modification December 1, 2011	December 31, 2011
Stock Price	$2.39	$0.73	$0.73	0.60
Strike Price (subject to certain adjustments)	$2.92	0.84	$0.84	0.84
Expected remaining term (in years)	2.00	1.61	1.61	1.5
Stock Volatility	65%	90%	90%	95%
Risk-Free Rate (based on 2-years life)	0.45%	19.3%	0.21%	0.18%
Forward Risk Rates (at each time step)	varies	varies	varies	varies
Discount Rate (applicable to instrument's debt feature)	25.00%	25%	25%	25.00%
Probability of Equity-Like Positions (from holders' perspective and throughout life of instrument)	35.00%	76.9%	48.7%	64.9%
Probability of Debt-Like Positions (from holders' perspective and throughout life of instrument)	65.00%	23.1%	51.3%	35.1%
Effective discount rate	16.4%	12.9%	12.9%	8.9%
Dividend Rate (on Company's common stock)	0%	0%	0%	0%
Outstanding Shares of Common Stock	119,327,864	119,974,455	119,974,455	121,803,656
Probability of an event of default (as defined in the Agreement)	5.0%	5%	5.0%	5.0%
Probability of a change of control transaction (as defined in the Agreement)	5.0%	5%	5%	5%
Number of Trials during each simulation analysis	100,000	1,000	1,000	1,000

  Significant Assumptions:

  •
  The Company expects to pay on time (and in shares of the Company's common stock) all principal and accrued interests due to the holders on each of the installment date. The dilution effects as a result of the payment in stock vs. cash was assumed to be immaterial to the overall conclusion of the fair value of the instrument as of the valuation date;

  •
  The volatility of the Company's common stock was estimated by considering (i) the annualized daily volatility of the Company's stock prices during the historical period preceding the respective valuation date and measured over a period corresponding to the remaining life of the instrument and (ii) the implied volatility based on the Company's publicly-traded options to buy or sell shares of the Company's stock;

  •
  The quoted market price of the Company's stock was utilized in the valuations because the authoritative guidance requires the use of quoted market prices without consideration of blockage discounts. The quoted market price may not reflect the market value of a large block of stock;

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

H. DEBT INSTRUMENTS (Continued)

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

  •
  The simulated stock prices at each bi-weekly time step following the date of the potential adjustment to the Conversion price were assumed to reasonably approximate the Company's stock prices during a period of 30 consecutive trading days for purposes of determining whether the price condition underlying the Company's right to force conversion (as discussed above), has been met;

  •
  Based on the Company's historical operations and management's expectations for the foreseeable future, the probability of occurrence during the remaining life of the instrument was assumed diminutive (thus assigned as 5% probability in the simulation model) for events of default and change of control transactions (as defined the Convertible Note);

  •
  Based on the Company's historical operations and management's expectations for the foreseeable future, equity conditions failures or fundamental transactions (as defined in the Convertible Note) were not expected to occur during the remaining life of the instrument;

  •
  The date of the potential adjustment date to the conversion price, as discussed above, was assumed to be based on 45 days following the end of the third calendar quarter of the current year (November 15, 2011); and

  •
  Based on the Company's historical operations and management's expectations for the near future, the Company's stock was assumed to be a non-dividend-paying stock;

        The following table details the principal payments on the Convertible Note through maturity (assuming no deferral of such payments by the Holder, as permitted by the terms of the Convertible Note).

Calendar Years Ending December 31,	Principal Payments on Subordinated Convertible Notes
2012	10,142,857	(1)
2013	4,833,333

Total	$14,976,190

(1)
The holder of the Convertible Note elected to defer the principal payments of $0.7 million due on November 1, 2011 and $0.2 million due on December 1, 2011. The amounts were deferred until January 3, 2012. Through March 14, 2012 the holder of the Convertible Note converted approximately $4.9 million of principal resulting in the issuance of 9,945,754 shares of Common Stock. At March 14, 2012 the holder had deferred principal of approximately $2.4 million.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

H. DEBT INSTRUMENTS (Continued)

Subordinated Note Payable

        On June 16, 2010, the Company entered into a Venture Loan and Security Agreement with Compass Horizon Funding Company LLC (the "Lender") pursuant to which the Lender has loaned the Company $12,000,000 (the "Note Payable"). After the Lender's closing fees and expenses, the net proceeds to the Company were $11,826,500. Interest on the Note Payable will accrue at a rate per annum equal to 12.58%. The Note Payable is subordinated to up to $15,000,000 of senior indebtedness, provided that from and after August 31, 2010, the senior indebtedness cannot exceed an amount equal to 80% of the Company's accounts receivable plus 40% of its inventory. The Note Payable is to be repaid over 42 months following the closing. From June 15, 2010 through April 30, 2011, the Company is only required to pay interest on the Note Payable and thereafter the Note Payable will be repaid in 33 substantially equal monthly installments of interest and principal. The Note Payable may be prepaid by the Company by paying all accrued interest through the date of payment, the then outstanding principal balance and a prepayment premium equal to a declining percentage of the principal amount outstanding at the time of prepayment (initially 4% during the first twelve months of the Note Payable decreasing to 3% for the succeeding twelve months and 2% thereafter). In connection with the Note Payable, the Company has issued to the Lender five year warrants to acquire up to an aggregate of 591,716 shares of the Company's common stock at an exercise price of $2.43 per share (which was the 20-day trailing volume weighted average price of the Company's common stock). During 2011, the warrants were amended to lower the exercise price to $2.00 per share. The relative fair value of the warrants of $0.9 million at issuance was recorded as a discount on the Note Payable and is being amortized into interest expense over the term of the Note Payable using the effective interest method. Upon modification of the warrants in 2011, the relative fair value was increased by approximately $0.1 million, which was recorded as an additional discount on the Note Payable and is being recorded as interest expense over the term of the Note Payable using the effective interest method. The Company estimated the fair value of the warrants on the date of issuance and the modification date using the Black-Scholes option pricing model using the following assumptions:

	June 16, 2010	June 30, 2011
Assumptions:
Expected life	5 years	4 years
Expected volatility	74.9%	75.0%
Dividends	none	none
Risk-free interest rate	2.0%	0.5%

        The Note Payable is to be repaid as follows:

Fiscal Year	Principal Repayment
2012	4,233,192
2013	4,797,531
2014	427,557

Total	$9,458,280

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK

Series B Convertible Preferred Stock

        On October 31, 2003, the Company completed a $7.7 million equity transaction involving the issuance of 1,535 shares of its Series B Convertible Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"), and warrants to purchase up to 1,228,000 shares of the Company's common stock, to accredited investors (the "October 2003 Financing Transaction"). In connection with the October 2003 Financing Transaction, the Company issued shares of Series B Preferred Stock for $5,000 per share. The Series B Preferred Stock was convertible into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50. As of December 31, 2009, and 2008 the conversion price for the Series B Preferred Stock was $1.49 (as a result of adjustments to the conversion price following issuance in accordance with the terms of the Series B Preferred Stock) and$1.55, respectively. During 2009, 215 shares of Series B Preferred Stock were converted by their holders resulting in the Company issuing 719,528 shares of common stock. During 2010, the remaining 75 shares of Series B Preferred Stock were converted by their holders resulting in the company issuing 251,677 shares of common stock. As of December 31, 2011 and 2010, no shares of Series B Preferred Stock remained outstanding, respectively.

Dividends on Series B Preferred Stock

        The shares of Series B Preferred Stock initially bore a cumulative dividend at a rate of 6% per annum; pursuant to its terms, this was increased to a rate of rate of 8% per annum on October 1, 2005. Dividends on the Series B Preferred Stock were payable semi-annually and, except in certain limited circumstances, were entitled to be paid by the Company, at its option, either through the issuance of shares of common stock or in cash. The Company elected to pay the dividend in shares of common stock, and issued a number of shares of common stock equal to the quotient of the dividend payment divided by the greater of 80% of the average closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the date the dividend is required to be paid, and the conversion price, which was initially $2.50, but which had subsequently been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 (as of December 31, 2009). The Company paid all dividends in shares of common stock, in lieu of cash dividends. The table below details out the number of shares and the amount charged to interest expense during the respective periods:

Period	Shares Issued	$ Value of Dividend
Year ended December 31, 2009	56,462	$86,370
Year ended December 31, 2010	10,067	$15,000
Year ended December 31, 2011	—	$—

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

Mandatory Conversion of Series B Preferred Stock

        If certain conditions described below were met, each share of Series B Preferred Stock would have been automatically converted into a number of shares of common stock equal to $5,000 divided by the conversion price of the Series B Preferred Stock, which was initially $2.50, but which had subsequently been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 (as of December 31, 2009). Mandatory conversion could only occur if the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market exceeded $5.00 (as adjusted for stock splits, stock dividends, combinations and similar transactions) for 20 consecutive trading days and either the registration statement governing the underlying shares of common stock was effective or the shares of common stock issuable upon conversion of the Series B Preferred Stock could have been sold without restriction pursuant to Rule 144 of the Securities Act of 1933.

        If, however, on the mandatory conversion date, a holder would have been prohibited from converting all of its shares of Series B Preferred Stock as a result of the restrictions described below under "Conversion Restrictions," such shares of Series B Preferred Stock would not have been converted, would remain outstanding and would not accrue any dividends.

Conversion Restrictions

        If for any reason upon an optional or mandatory conversion the Company could not issue shares of common stock which had been registered for resale pursuant to an effective registration statement, then the Company would have been obligated to issue as many shares of common stock as it was able to issue. If the Company did not have enough shares of common stock to cover the conversion of all outstanding shares of Series B Preferred Stock, then with respect to the unconverted shares of Series B Preferred Stock (other than unconverted Series B Preferred Stock resulting from the restrictions described above under "Conversion Restrictions"), the holder would have the right to (i) void its conversion notice, (ii) require the Company to redeem the unconverted shares of Series B Preferred Stock at a price per share equal to $6,250 plus liquidated damages and any accrued but unpaid dividends or (iii) require the Company to issue shares of common stock that had not been registered pursuant to the Securities Act. If the holder elected redemption, the Company could pay the redemption price either in cash or in shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which had subsequently been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49 (as of December 31, 2009).

Failure to Convert

        If for any reason upon an optional or mandatory conversion the Company cannot issue shares of common stock which have been registered for resale pursuant to an effective registration statement, then the Company will be obligated to issue as many shares of common stock as its is able to issue. If the Company does not have enough shares of common stock to cover the conversion of all outstanding shares of Series B Preferred Stock, then with respect to the unconverted shares of Series B Preferred Stock (other than unconverted Series B Preferred Stock resulting from the restrictions described above under "Conversion Restrictions"), the holder will have the right to (i) void its conversion notice,

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

(ii) require the Company to redeem the unconverted shares of Series B Preferred Stock at a price per share equal to $6,250 plus liquidated damages and any accrued but unpaid dividends or (iii) require the Company to issue shares of common stock that have not been registered pursuant to the Securities Act. If the holder elects redemption, the Company may pay the redemption price either in cash or in shares of common stock based on the quotient of the redemption price divided by the greater of 80% of the average of the closing bid and ask price of the common stock on the Nasdaq Stock Market for the 15 trading days ending on the 11th trading day prior to the redemption date and the conversion price, which was initially $2.50, but which has since been adjusted in accordance with the terms of the Series B Preferred Stock to $1.49, (as of December 31, 2009).

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

        The private placement occurred in two closings. The first closing occurred on November 8, 2007. At the first closing, the Company issued 10,000 shares of Series C Preferred Stock at $1,000 per share for an aggregate gross purchase price of $10.0 million. The Company also issued warrants to purchase an aggregate of 15,262,072 shares of common stock (the "Tranche I Warrants"). These warrants are exercisable for a seven-year term and had an initial exercise price of $1.44 per share and were not exercisable until May 8, 2008. As a result of stockholder approval of the second closing and related matters on December 20, 2007, as described below, the exercise price of these warrants was reduced to $1.25 per share. The Company considered this a cancellation and reissuance of new warrants and accounted for the change in the fair value of the warrants in the allocation of net proceeds associated with the second closing and treated it as a deemed dividend to the Series C Preferred Stock holders. See "Accounting for the Series C Preferred Stock" below. During the year ended December 31, 2010, Tranche I Warrants to purchase 7,631,036 shares of common stock were exercised via a cashless exercise, resulting in the issuance of 5,038,970 shares of common stock. As of December 31, 2011 and December 31, 2010, Tranche I Warrants to purchase 7,631,036 shares of common stock were outstanding, respectively.

        At the second closing, which occurred on December 20, 2007, following stockholder approval, the Company issued 15,000 shares of Series C Preferred Stock for an aggregate gross purchase price of $15.0 million, of which $10.0 million was paid through the cancellation of the promissory notes previously issued to the Investors on November 7, 2007. At this closing, the Company also issued warrants (the "Tranche II Warrants") to purchase an aggregate of 4,449,467 shares of common stock at an exercise price of $1.25 per share. These warrants are exercisable for a seven-year term and are exercisable immediately. During the year ended December 31, 2010, Tranche II Warrants to purchase 253,580 shares of common stock were exercised via a cashless exercise, resulting in the issuance of 167,445 shares of common stock. As of December 31, 2011 and December 31, 2010, Tranche II Warrants to purchase 4,195,887 shares of common stock were outstanding, respectively.

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

        During the year ended December 31, 2011, existing warrants to purchase 1,063,637 shares of common stock were exercised resulting in the Company issuing 1,063,637 shares of common stock, as a result of these exercises the Company issued to the Investors warrants to purchase 531,817 shares of common stock at an exercise price of $1.66 per share. On the dates of issuance, the Company valued these warrants using a Black-Scholes option pricing model with the assumptions detailed below.

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

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

        During the year ended December 31, 2009, existing warrants to purchase 956,060 shares of common stock were exercised resulting in the Company issuing 132,589 shares of common stock (all warrants exercised in 2009 were exercised on a "cashless" basis resulting in fewer shares being issued). As a result of these exercises the Company issued to the Investors warrants to purchase 66,295 shares of common stock at an exercise price of $1.66 per share. On the dates of issuance, the Company valued these warrants using a Black-Scholes option pricing model with the assumptions detailed below. After valuing these warrants the Company allocated the calculated value to the relative fair value of each tranche of preferred stock. As a result, the Company recorded the allocated value of the warrant and the beneficial conversion feature of $164,000 in the aggregate to the second closing of the Series C Preferred Stock. The Company recorded a deemed dividend on the Series C Preferred Stock of $82,000 related to the beneficial conversion feature. See Accounting for the Series C Preferred Stock below.

        The table below details the warrants issued related to the exercise of existing warrants:

Date	Exercise Price	Term	Expiration	Warrants to Purchase # of Shares
October 3, 2009	$1.66	7 years	October 3, 2016	17,911
December 31, 2009	$1.66	7 years	December 31, 2016	48,384
March 31, 2010	$1.66	7 years	March 31, 2017	157,426
June 30, 2010	$1.66	7 years	June 30, 2017	246,134
September 30, 2010	$1.66	7 years	September 30, 2017	413,303
December 31, 2010	$1.66	7 years	December 29, 2017	450,220
September 30, 2010	$1.66	7 years	September 30, 2017	413,303
December 31, 2010	$1.66	7 years	December 29, 2017	450,220
March 31, 2011	$1.66	7 years	March 31, 2018	422,727
September 30, 2011	$1.66	7 years	September 30, 2018	109,090

Input	October 3, 2009	December 31, 2009	March 31, 2010	June 30, 2010
Quoted Stock Price	$2.01	$2.82	$2.42	$2.86
Exercise Price	$1.66	$1.66	$1.66	$1.66
Time to Maturity (in years)	7.00	7.00	7.00	7.00
Stock Volatility	82.66%	81.55%	80.8%	79.13%
Risk-Free Rate	2.50%	2.00%	2.4%	2.5%
Dividend Rate	0%	0%	0%	0%

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

Input	Sept. 30, 2010	December 31, 2010	March 31, 2011	Sept. 30 2011
Quoted Stock Price	$3.76	$4.50	$3.86	$0.95
Exercise Price	$1.66	$1.66	$1.66	$1.66
Time to Maturity (in years)	7.00	7.00	7.00	7.00
Stock Volatility	73.44%	75%	72.0%	75.0%
Risk-Free Rate	1.75%	1.75%	2.0%	1.0%
Dividend Rate	0%	0%	0%	0%

        As of December 31, 2011, if all of the remaining existing warrants are exercised, the Company would need to issue warrants to purchase an additional 452,273 shares of common stock to the Investors.

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

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

Redemption

        At any time and from time to time on or after November 8, 2011 the holders of at least 66.7% of the then outstanding shares of Series C Preferred Stock could have elected to have all or any portion of the outstanding shares of Series C Preferred Stock redeemed. The Company could have affected the redemption on a redemption date by paying cash or, at the Company's election, shares of common stock (valued in the manner described below).

        If such redemption was for cash, the Company would have affected the redemption by paying in cash in exchange for each share of Series C Preferred Stock to be redeemed a sum equal to the product of (i) 1.2 multiplied by (ii) the Stated Liquidation Preference Amount.

        If such redemption was for shares of common stock, the Company would have affected the redemption by issuing, in exchange for each share of Series C Preferred Stock to be redeemed, that number of shares of common stock equal to (A) the product of (i) 1.4 multiplied by (ii) the Stated Liquidation Preference Amount divided by (B) the fair market value of the common stock, based on a 10 day volume weighted average, as of the redemption date.

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

I. REDEEMABLE CONVERTIBLE SERIES B AND SERIES C PREFERRED STOCK (Continued)

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

DECEMBER 31, 2011, 2010 AND 2009

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

J. PRODUCT WARRANTIES

        The Company provides a warranty to its customers for most of its products sold. In general the Company's warranties are for five years on photovoltaic inverter product sales. The Company reviews its warranty liability quarterly. The Company's estimate for product warranties is based on an analysis of actual expenses by specific product line and estimated failure rates including the inverter's mean time between failures. Factors taken into consideration when evaluating the Company's warranty reserve are (i) historical claims for each product, (ii) the development stage of the product, (iii) volume increases, (iv) life of warranty (v) failure rates and (vi) other factors. To the extent actual experience differs from the Company's estimate, the provision for product warranties will be adjusted in future periods. Such differences may be significant.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

J. PRODUCT WARRANTIES (Continued)

        The following is a summary of the Company's accrued warranty activity for the following periods:

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$4,000,081	$1,869,579	$1,982,087
Provision	2,951,837	3,050,012	1,204,690
Usage	(1,633,180)	(919,510)	(1,317,198)

Balance at end of year	$5,318,738	$4,000,081	$1,869,579

        The warranty reserve is included in other accrued expenses on the accompanying consolidated balance sheets.

K. COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company leases its facilities and certain furniture and fixtures under various operating leases that expire through October 2016.

        Future minimum annual rentals under lease agreements at December 31, 2011 are as follows:

Fiscal Year
2012	$2,697,135
2013	2,237,841
2014	2,234,471
2015	1,680,105
2016	1,526,255
thereafter	890,315

Total	$11,266,122

        Total rental expense including operating expenses and real estate taxes for operating leases from continuing operations amounted to approximately $3.3 million, $1.8 million, and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        Certain of the facility leases contain escalation clauses, and rental expense has been recognized on a straight-line basis over the remaining lease term. At December 31, 2011 and 2010 deferred rent expense amounted to approximately $0.7 million and $0.1 million, respectively.

Purchase Order Liability

        At December 31, 2011, the Company had non-cancellable purchase commitments with several of its key suppliers. At December 31, 2011, the Company evaluated these purchase commitments and determined that approximately $8.1 million of the outstanding purchase commitment related to excess and obsolete inventory and would result in a loss. As a result, the company recorded a liability of $8.1 million and expensed the cost of these materials in the statement of operations for the year ended December 31, 2011.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

K. COMMITMENTS AND CONTINGENCIES (Continued)

Letters of Credit

        The Company utilizes a standby letter of credit to satisfy a security deposit requirement. Outstanding standby letters of credit as of December 31, 2011 and 2010 were $0.3 million and $0, respectively. The Company may be required to pledge cash as collateral on these outstanding letters of credit. As of December 31, 2011, no cash pledged as collateral for these letters of credit.

Employment Agreements

        The Company's employment arrangements with each of its current Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Executive Vice President of Sales and Marketing, Vice President of Global Operations, Vice President of Quality and Vice President, Administration & Secretary provide that, if such officer's employment is terminated by the Company without cause or is constructively terminated, his salary and medical benefits will be continued for one year thereafter subject to his execution of a release agreement with the Company. In May 2011, the Company terminated the employment of its then Chief Financial Officer. Accordingly the Company has recorded a severance accrual of approximately $0.3 million. As of December 31, 2011, approximately $0.1 million remains to be paid.

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

        In accordance with ASC 450-20, the Company accrues for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of ASC 450-20-25-2. In instances where the Company determines that a loss is probable and the Company can reasonably estimate a range of losses the Company may incur with respect to such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate of the possible loss. If the Company is able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company records an accrual in the amount that is the low end of such range. When a loss is reasonably possible but not probable, the Company will not record an accrual but will disclose its estimate of the possible range of loss where such estimate can be made in accordance with ASC 450-20-25-3. As of December 31, 2011, the Company had accrued approximately $0.7 million related to the FuelCell Energy Arbitration and the Syncor dispute noted below. There were no other accruals established related to the Company's outstanding legal proceedings at December 31, 2011.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

K. COMMITMENTS AND CONTINGENCIES (Continued)

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

        FuelCell Arbitration.    On February 17, 2011, FuelCell Energy, Inc. ("FuelCell Energy") filed a Demand for Arbitration with the American Arbitration Association seeking recovery of damages related to allegedly defective transformers that the Company procured for them. In its Demand for Arbitration, FuelCell Energy asserts that it is entitled to recovery of approximately $2.8 million from the Company. On October 27, 2011, the Company and FuelCell Energy reached a settlement in regards to these claims. The Company, among other considerations, paid FuelCell Energy approximately $225,000. In addition, the Company guaranteed discounts on future purchases of approximately $160,000. These amounts have been included in the Company's result of operations for the year ended December 31, 2011.

        Class Action Litigation.    In July 2011, two purported securities class action complaints were filed against us, our Chief Executive Officer and our former Chief Financial Officer by the following plaintiffs, individually and on behalf of all others similarly situated, in the U.S. District Court, District of Massachusetts: Allan Edwards (filed July 19, 2011) and Larry Ziegler (filed July 21, 2011). The virtually identical complaints are purportedly brought on behalf of persons who acquired our common stock during the period of March 4, 2010, through July 5, 2011, and allege claims against all defendants for violations under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, as well as claims against the individual defendants for violations of Section 20(a) of the Exchange Act. Putative plaintiffs claim that the defendants caused our common stock to trade at artificially inflated prices through false and misleading statements and/or omissions related to our business. The complaints seek compensatory damages for all damages sustained as a result of the defendants' actions, including reasonable costs and expenses, and other relief as the court may deem just and proper. The Company believe these allegations are baseless and the Company intends to defend against them vigorously. At this time, the Company believes a loss is neither probable or estimable.

        Shareholder Derivative Litigation.    On August 2, 2011, a shareholder derivative action was brought by plaintiff purportedly on behalf of our company against several of our senior officers and directors, in the U.S. District Court, District of Massachusetts. The complaint alleges that the officer and director defendants breached their fiduciary duties by providing allegedly misleading and inaccurate information regarding our business. The shareholder derivative action generally seeks compensatory damages for all alleged losses sustained as a result of the individual defendants' actions, including reasonable costs and expenses, and other relief as the court may deem just and proper. The Company believe that these allegations are baseless and the Company intends to defend against them vigorously. At this time, the Company believes a loss is neither probable or estimable.

        Syncor, Inc.    On August 23, 2011, SynQor, Inc. instituted suit against the Company seeking approximately $5,000,000 in damages arising out of the Company's alleged failure to pay SynQor for products supplied to the Company and for allegedly inducing SynQor to purchase raw materials on the Company's behalf. Subsequent to the filing of the suit the Company has paid SynQor for all open

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

K. COMMITMENTS AND CONTINGENCIES (Continued)

invoices for goods that SynQor has supplied to the Company. The Company does not believe that the Company has any liability to SynQor for inducing them to buy raw materials on the Company's behalf and the Company intends to defend this matter vigorously. SynQor and the Company have tentatively agreed to submit this matter to non-binding mediation and a mediation session is expected to take place in March of 2012. The Company has offered SynQor approximately $0.5 million in settlement, therefore the Company has accrued this amount at December 31, 2011.

L. EMPLOYEE BENEFIT PLANS

        During 2010, the Company implemented its employee stock purchase plan ("ESPP"). Under the ESPP, qualified employees may purchase shares of Common Stock by payroll deduction at a 15% discount from the market price. 2,000,000 shares of Common Stock have been reserved for this purpose. During the year ended December 31, 2011 and 2010, 681,292 and 79,895 shares of Common Stock were issued under the ESPP, respectively. As of December 31, 2011, 1,238,813 shares of Common Stock were available for distribution under the ESPP. The Company recorded non-cash stock-based compensation expense of approximately $849,500 and $221,000 for the year ended December 31, 2011 and 2010, respectively.

        In addition, the Company offers a 401(k) Employee Benefit Plan (the "Plan"). Under the Plan, any regular employee of the Company or its wholly owned US subsidiaries, as defined by the Plan, who has attained the age of 21 years is eligible to participate. The Plan allows an employee to defer up to 100% of his or her compensation, as limited under IRC Section 402(g), through contributions to the Plan. Prior to January 1, 2009, the Company matched 100% in the Company's common stock up to the first 6% of an employee's pay that he or she contributed to the Plan. Participants were vested immediately in the matches of the Company common stock. The match contribution was determined and accrued in dollars and converted to shares of the Company's common stock using the share price of the last business day of each fiscal quarter. The stock was issued as soon as practical in the following period. As of January 1, 2009, the Company elected to cease the matching in shares of its common stock. During January 2009, the Company issued 69,650 shares of common stock related to the final distribution to its employees. Since January 2009, the Company has provided a 3% match to be paid in cash to all eligible participants on a quarterly basis. As of January 1, 2012 the Company has elected to cease the 3% match. For the years ended December 31, 2011, 2010 and 2009, the Company incurred $671,931, $408,722 and $304,867, respectively, in 401(k) matching contribution expense.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

M. INCOME TAXES

        The provision for income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
Loss before income taxes:
Continuing Operations
United States	$(49,473,442)	$(5,316,810)	$(28,098,354)
Foreign	(33,654,064)	(7,033,702)	(1,864,704)

	$(83,127,506)	$(12,350,512)	$(29,963,058)
Current Income Tax Provision
Federal	$—	$—	$—
Foreign	83,000	—	—
State	238,708	—	—

Current income tax expense reported in the accompanying statement of operations	$321,708	$—	$—

Deferred income tax benefit / (provision)
Federal	$17,153,197	$(2,574,672)	$8,199,910
Foreign	10,369,747	3,461,044	(273,604)
State	(923,472)	1,477,442	589,512

	$26,579,473	$2,363,814	$8,515,818

Change in valuation allowance	$(26,579,473)	$(2,363,814)	$(8,515,818)

Deferred income tax expense, net, reported in the accompanying statements of operations	$—	$—	$—

Total income tax expense reported in the accompanying statements of operations	$321,708	$—	$—

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

M. INCOME TAXES (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2011 and 2010, the components of the net deferred tax assets/ (liabilities) are as follows:

	Year Ended December 31,
	2011	2010
Federal net operating loss carryforwards	$52,845,228	$40,470,482
Foreign net operating loss carryforwards	18,606,461	8,236,714
State net operating loss carryforwards, net of federal benefit	3,453,325	5,173,209
Tax credits	450,146	759,051
Depreciation and amortization	427,471	465,648
Stock options	3,472,524	1,259,740
Accrued expenses	1,872,564	2,852,944
Inventory Reserve	3,954,652	—
Other	1,299,478	584,588

Total	$86,381,849	$59,802,376
Valuation allowance	(86,381,849)	(59,802,376)

Net deferred income taxes	$—	$—

        As of December 31, 2011, the Company had U.S. federal and state net operating loss carry forwards of approximately $155,000,000 and $66,000,000, respectively, which may be available to offset future federal and state income tax liabilities. The federal net operating loss carryforwards expire at various dates beginning in 2020 through 2031 and the state net operating loss carryforwards expire beginning in 2012 through 2031. The Company has foreign net operating loss carryforwards of approximately $69 million, which expire beginning in 2012 through 2021. The Company has federal and state tax credits of approximately $300,000 and $200,000, respectively. The federal research and development credits begin to expire in 2025, and the state credits begin to expire in 2018.

        Management has evaluated the positive and negative evidence bearing upon the realizability of the Company's deferred tax assets. Management has determined that it is more likely than not that the Company will not realize the benefits of federal deferred tax assets, and as a result, a full valuation allowance has been established.

        At December 31, 2011, $275,000 of federal and state net operating loss carryforwards relate to deductions for stock option compensation for which the associated tax benefit will be credited to additional paid-in capital when realized. This amount is tracked separately and not included in the Company's deferred tax assets.

        The tax years 1996 through 2011 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carry forward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they are or will be used in a future period. The Company is currently not under

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

M. INCOME TAXES (Continued)

examination by the Internal Revenue Service or any other jurisdiction for any tax years. The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying financial statements. The Company would record any such interest and penalties as a component of interest expense. The Company do not expect any material changes to the unrecognized benefits within 12 months of the reporting date. The Company had not recorded any adjustments upon adoption of Uncertainty in Income Taxes (as Amended) and no amount has been reflected in the Company's financial statements related to uncertainty in income taxes.

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

        The provision for income taxes differs from the federal statutory rate due to the following:

	Year Ended December 31,
	2011	2010	2009
Federal and foreign tax at statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	(1.4)%	12.5%	1.3%
Expired net operating loss carryforwards	2.6%	(9.6)%	—%
Permanent items	0.1%	(12.6)%	(7.6)%
Other	(3.7)%	(4.3)%	1.1%
Change in valuation allowance	(32.0)%	(20.0)%	(28.8)%

Effective tax rate	(0.4)%	—%	—%

N. STOCKHOLDERS' EQUITY

        As of December 31, 2011, the Company has reserved 29,792,419 shares of common stock for issuance upon exercise of stock options and warrants, 4,440,732 shares for future issuances under its stock plans, 1,238,813 shares for future issuances under its Employee Stock Purchase Plan and 32,728,080 for future issuances under the Subordinated Convertible Note. As of December 31, 2011, holders of warrants may exercise their rights to purchase an aggregate of 15,442,353 shares of the Company's common stock. As of December 31, 2011 there were options to purchase 14,350,066 shares of common stock outstanding and 4,440,732 shares of common stock reserved for future issuances under the stock plans.

Stock Option Plans

        Under the Company's 2002 and 2005 Stock Option Plans (collectively, the "Plans"), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase shares of the Company's common stock.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

N. STOCKHOLDERS' EQUITY (Continued)

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

N. STOCKHOLDERS' EQUITY (Continued)

        The following table summarizes activity of the Company's stock plans since December 31, 2009:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	10,949,620	$2.14	7.66	$10,096,729
Grants	4,618,000	2.96
Exercises	(1,210,887)	1.69
Cancellations	(929,765)	4.05

Outstanding at December 31, 2010	13,426,968	$2.32	7.74	$29,712,186
Grants	3,198,500	$2.90
Exercises	(318,248)	$1.76
Cancellations	(1,957,154)	$3.12

Outstanding at December 31, 2011	14,350,066	$2.36	6.98	$400

Vested or expected to vest at December 31, 2011	13,976,323	$2.34	6.93	$348

Exercisable at December 31, 2011	8,748,714	$2.08	6.01	$0

Exercisable at December 31, 2010	6,000,134	$2.06	6.59

        Information related to stock options outstanding as of December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price
$0.52 - $1.73	2,052,887	6.25	$1.25	1,348,048	$1.29
$1.78 - $1.89	149,750	7.68	$1.84	75,376	$1.83
$1.90 - $1.90	4,801,020	6.33	$1.90	4,199,643	$1.90
$1.91 - $2.35	2,221,033	6.65	$2.28	1,363,980	$2.26
$2.39 - $2.99	3,298,751	7.79	$2.78	1,357,695	$2.56
$3.08 - $5.13	1,766,625	8.71	$4.15	343,972	$4.13
$5.26 - $5.26	60,000	0.09	$5.26	60,000	$5.26

$0.52 to $5.26	14,350,066	6.98	$2.36	8,748,714	$2.08

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

N. STOCKHOLDERS' EQUITY (Continued)

        As of December 31, 2011 and 2010, there was approximately $8.7 million and $11.0 million, respectively, of total unrecognized costs related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of approximately 1.9 years. The table below summarizes the recognition of the deferred compensation expense associated with employee stock options over the next four years as follows:

Calendar Years Ending December 31,	Non Cash Stock-Based Compensation Expense
2012	$3,684,616
2013	2,667,050
2014	1,964,150
2015	392,926

Total	$8,708,742

        Options to purchase 318,248, 1,210,887 and 126,250 shares were exercised during the years ended December 31, 2011, 2010 and 2009, respectively, and these options had an intrinsic value of approximately $0.5 million, $1.8 million and $0.3 million on the date of exercise, respectively.

        During 2008, as an inducement to his joining the Company, the Company granted its new Chief Executive Officer an option to acquire 4,796,020 shares of common stock at a price per share equal to $1.90, the closing price of the common stock on May 1, 2008, the date his employment commenced. The option vests over four years, with the first 25% vesting on May 1, 2009 and the balance vesting in equal quarterly installments over the following three years. The option was issued outside of the Company's 2005 Incentive Compensation Plan. As of December 31, 2011, 2010 and 2009, this option was outstanding and is included in the tables above.

        During 2010, as an inducement to his joining the Company, the Company granted its then Chief Financial Officer options to acquire 1,000,000 shares of common stock at a price per share equal to $2.33, the closing price of the common stock on March 15, 2010, the date his employment commenced. The option vests over four years, with the first 25% vesting on March 15, 2011 and the balance vesting in equal quarterly installments over the following three years. Of these options, one option to purchase 500,000 shares was issued under the Company's 2005 Plan and one option to purchase 500,000 shares was issued outside of the 2005 Plan. In May 2011 the Company terminated the employment of its then Chief Financial Officer, at which time options to purchase 250,000 shares of common stock had vested. Pursuant to the terms of the former Chief Financial Officer's employment agreement, these vested options will remain exercisable for one year from the date of his termination. As of December 31, 2011 and December 31, 2010, options to acquire 250,000 shares and 1,000,000 shares, respectively, were outstanding and are included in the tables above.

Warrants

        A summary of the status of the Company's warrants as of the year ended December 31, 2011, 2010 and 2009 and the changes for these periods are presented below. The actual number of common stock issued on warrants exercised in 2010 and 2009 is less than the table presented below due to cashless

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

N. STOCKHOLDERS' EQUITY (Continued)

exercises of warrants in 2010 and 2009. The actual number of common stock issued under warrant exercises for 2011, 2010 and 2009 was 1,063,637, 7,883,595 and 132,589, respectively, and the Company received proceeds of $1,923,078 and, $4,773,412, respectively, related to the 2011 and 2010 exercises. There were no cashless exercises in 2011.

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
	Number of Shares	Weighted Average Price		Number of Shares		Weighted Average Price	Number of Shares		Weighted Average Price
Outstanding at beginning of year	15,974,171	$1.57	(3)	24,857,329		$1.48	25,367,096		$1.49
Granted(1)	531,816	1.66		1,858,799	(2)	1.91	446,294	(5)	1.78
Exercised(4)	(1,063,637)	1.82		(10,741,957)		1.42	(956,061)		1.90
Canceled / Expired	—	—		—		—	—		—

Outstanding at end of year	15,442,350	$1.56		15,974,171		$1.57	24,857,329		$1.48

(1)
As described above in Note l, the Company issued warrants to purchase 531,817 shares of common stock during 2011 at $1.66 per share to the Investors as a result of warrant exercises during the year ended December 31, 2011. During the year ended December 31, 2010 the Company issued 1,267,083 shares of common stock during 2010 at $1.66 per share. During the year ended December 31, 2009 the Company issued warrants to purchase 66,295 shares of common stock at $1.66 per share. These warrants are immediately exercisable upon their issuance and have a 7 year life.

(2)
In connection with the Company' s subordinated note payable, see Note K—Commitments and Contingencies Subordinated Note Payable for more information, warrants to purchase 591,716 shares of common stock were issued to the lender in 2010. These warrants were immediately exercisable and expire on June 18, 2015.

(3)
During 2011, the Company modified the terms of warrants to purchase 591,716 shares of common stock issued to its subordinated debt holders to lower the exercise price from $2.43 to $2.00 per share.

(4)
During the year ended December 31, 2011, warrants to purchase 1,063,637 were exercised resulting in proceeds of $1,923,078 to the Company. During the year ended December 31, 2010, warrants to purchase 8,214,291 shares of common stock were exercised via a cashless exercise resulting in the issuance of 5,355,929 shares of common stock. During the year ended December 31, 2009, warrants to purchase 151,515 shares of common stock were exercised via a cashless exercise resulting in the issuance of 35,821 shares of common stock.

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

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

N. STOCKHOLDERS' EQUITY (Continued)

  related to the issuance of these warrants to the Investors. The Company used a Black-Scholes Option pricing model to value this warrant with key inputs as follows:

Input	July 3, 2009
Quoted Stock Price	$1.80
Exercise Price	$1.80
Time to Maturity (in years)	7.0
Stock Volatility	84%
Risk-Free Rate	2.0%
Dividend Rate	0%

  O. STOCKHOLDER RIGHTS AGREEMENT

          On January 6, 2011, the Company entered into a stockholder rights agreement (the "Rights Agreement"). The Rights Agreement provides for a dividend distribution of one preferred stock purchase right for each outstanding share of the Company's common stock. Each right entitles the registered holder to purchase from the Company one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock. The Company's board of directors adopted the Rights Agreement to protect the Company's ability to use its net operating losses and certain other tax attributes ("NOLs") for federal and state income tax purposes. Under the Internal Revenue Code of 1986, as amended (the "Code"), the Company may utilize the NOLs in certain circumstances to offset current and future earnings and thus reduce its federal income tax liability, subject to certain requirements and restrictions. If the Company experiences an "ownership change," as defined in Section 382 of the Code, its ability to use the NOLs could be substantially limited or lost altogether. In general terms, the Rights Agreement is intended to act as a deterrent to any person or group that acquires 4.99% or more of the Company's common stock without approval of the Company's board of directors by allowing other stockholders to acquire equity securities of the Company at half of their fair value. The Rights Agreement will continue in effect until January 6, 2014, unless it is terminated or redeemed earlier by the Company's board of directors.

  P. SHORT-TERM LOAN

          On October 1, 2009, the Company entered into a short-term loan agreement with a bank for $1.3 million backed by a letter of credit from a customer. The short term loan was repaid by the Company during the fourth quarter of 2009.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

  Q. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Non-Cash Investing and Financing Activities

	Year Ended December 31,
	2011	2010	2009
Stock-based compensation(1)	$6,024,084	$4,136,900	$3,562,779
Common Stock issued in lieu of interest on redeemable convertible Series B Preferred Stock	—	15,000	86,370
Common stock issued related to 401(K) contributions	—	—	107,959
Issuance of warrants	1,370,000	910,000	—
Reclassification of fair value of warrant liability to equity upon exercise of warrants	2,831,093	2,684,988	—
Conversion of Series B Preferred Stock for common stock	—	375,000	1,075,000
Conversion of Series C Preferred Stock for common stock	—	28,627,397	—
Adjustment to conversion price of Series B Preferred Stock	—	—	55,369
Modification of warrants related to subordinated debt	62,919	—	—
Subordinated convertible note principal conversion for common stock	1,209,152	—	—
Accretion of redeemable convertible preferred stock discount and dividends	—	6,884,973	5,090,830
Issuance of warrants and beneficial conversion feature	—	515,000	164,000

(1)
Includes $0, $(18,357) and $86,140 related to discontinued operations for the year ended December 31, 2011, 2010, and 2009, respectively.

Interest and Income Taxes Paid

        Cash paid for interest and income taxes was as follows:

	Year Ended December 31,
	2011	2010	2009
Interest	$4,704,675	$1,081,681	$196,589
Income taxes	$321,708	—	—

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

R. LOSS PER SHARE

        The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Year Ended December 31,
	2011	2010	2009
Loss from continuing operations	$(83,449,214)	$(12,350,512)	$(29,963,058)
Income from discontinued operations	—	$31,390	91,677
Gain on disposal of discontinued operations	—	500,217	—
Accretion and dividends and deemed dividends on Series C Preferred Stock	—	(8,649,973)	(5,172,830)

Net loss attributable to common shareholders	$(83,449,214)	$(20,468,878)	$(35,044,211)

Basic and diluted:
Common shares outstanding, beginning of period	117,911,278	70,567,781	51,479,822
Weighted average common shares issued during the period	1,521,167	11,642,678	10,247,178

Weighted average shares outstanding—basic and diluted	119,432,445	82,210,459	61,727,000

Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.70)	$(0.26)	$(0.57)
From income from discontinued operations	—	—	—
From gain on sale of discontinued operations	—	$0.01	—

Net loss per weighted average share, basic and diluted	$(0.70)	$(0.25)	$(0.57)

        As of the year ended December 31, 2011, 2010 and 2009, shares of common stock issuable upon the exercise of options, convertible note and warrants were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive. In addition, for the year ended December 31, 2009, shares of common stock issuable upon the conversion of Series B Preferred Stock and Series C Preferred Stock and related dividends were excluded from the diluted weighted average common shares outstanding as their effect would also have been anti-dilutive. Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, except when the effect would be anti-dilutive.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

R. LOSS PER SHARE (Continued)

        The table below summarizes the options, warrants, convertible preferred stock and convertible note that were excluded from the calculation above due to their effect being antidilutive:

	Year Ended December 31,
	2011	2010	2009
Common Stock issuable upon the exercise of:
Options	14,350,066	13,426,968	10,949,620
Warrants	15,442,350	15,974,171	24,857,329

Total Options and Warrants excluded	29,792,416	29,401,139	35,806,949

Common Stock issuable upon the conversion of redeemable convertible Series B Preferred Stock(1)	—	—	251,678
Common Stock issuable upon the conversion of redeemable convertible Series C Preferred Stock(1)	—	—	26,538,462
Common Stock issuable upon the conversion of the convertible note(2)	17,869,217	—	—

(1)
During 2010 the Series B Preferred Stock and the Series C Preferred Stock were converted into Common Stock of the Company.

(2)
This amount represents the number of shares issuable using the conversion price of $0.8381 per share, without considering the volume weighted average price of the Company's common stock, at December 31, 2011. See Note H for discussion of the conversion price. The Company has registered 34,557,281 shares related to the subordinated convertible note, of which 32,728,080 remain unissued as of December 31, 2011.

        The table below details shares of common stock underlying securities for which the securities would have been considered dilutive at December 31, 2011, 2010 and 2009 had the Company not been in a loss position:

	# of Underlying Common Shares
	December 31, 2011	December 31, 2010	December 31, 2009
Employee stock options	5,000	13,426,968	4,593,244
Warrants to purchase common stock	—	15,974,171	24,841,165
Series B Convertible Preferred Stock(3)	—	—	251,678
Series C Convertible Preferred Stock(3)	—	—	26,538,462
Convertible note(2)	17,869,217	—	—

Total	17,874,217	29,401,139	56,224,549

(3)
During 2010 the Series B Preferred Stock and the Series C Preferred Stock were converted into Common Stock of the Company.

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

S. SEGMENT DISCLOSURES

        Following the classification in 2009 of its Applied Technology segment as part of discontinued operations, and subsequent sale during the quarter ended March 31, 2010, the Company believes it operates in one business segment, Renewable Energy Solutions.

        The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	For the Year Ended December 31,
	2011	2010	2009
Revenue by geographic region based on location of customer(1):
United States	$138,245,036	$76,079,866	$39,734,485
China	9,603,274	18,667,566	4,352,564
India	6,885,186	—	—
Taiwan	4,549,468	1,651,302	35,669
Czech Republic	353,347	32,595,335	3,283,315
Belgium	131,366	1,781,647	2,224,237
France	660,478	6,472,026	—
Germany	337,867	6,762,284	194,442
Greece	4,527,471	2,055,831	—
Italy	2,673,081	11,947,960	—
South Korea	—	—	551,630
Spain	42,576	679,451	—
Australia	365,396	—	—
Canada	19,893,550	14,296,291	1,929,087
Rest of World	283,508	312,414	230,204

Total Revenue	$188,551,604	$173,301,973	$52,535,633

(1)
Does not include revenue from discontinued operations for all periods presented.

	At December 31,
	2011	2010
Long-lived assets by geographic region based on location of operations:
United States	$8,612,505	$5,421,764
China	387,831	—
Canada	2,091,574	1,862,521

Total long-lived assets	$11,091,910	$7,284,285

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

T. RESTRUCTURING COSTS

        In December 2011, the Company implemented a plan of reorganization, which was approved by management, and is scheduled to be completed during the first quarter of 2012. As a result of the actions taken in December 2011, the Company recorded approximately $1.7 million in payroll-related costs. Upon the completion of the restructuring in 2012 the restructuring will reduce the workforce prior to the initiation of the plan by approximately 35%. None of the terminated employees were required to provide any service to the Company subsequent to their receiving notification of termination.

        On June 30, 2011, the Company completed a plan of reorganization approved by management. As a result of the restructuring, the Company recorded approximately $1.1 million in payroll-related costs relating to an approximately 15% reduction in the Company's workforce. None of the terminated employees were required to provide any service to the Company subsequent to their receiving notification of termination. As of December 31, 2011, approximately $1.5 million remains to be paid on both the December and June restructurings.

        During the quarter ended March 31, 2010, the Company completed the final steps of its reorganization efforts in accordance with a plan of reorganization approved by the Board of Directors. As a result of the March 2010 restructuring the Company recorded approximately $0.8 million in payroll related costs. As of December 31, 2011 all amounts were paid to the terminated employees. As of December 31, 2010, approximately $49,000 remained to be paid to terminated employees. As of December 31, 2011, no payments were remaining as a result of the March 2010 restructuring. None of the terminated employees were required to provide any service to the Company subsequent to their receiving notification.

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

        The following is a summary of the Company's accrued restructuring activity for the following periods:

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Balance at beginning of period	$49,203	$38,034	$602,782
Provision	2,860,327	783,701	260,685
Cash expenditures	(1,365,700)	(772,532)	(825,433)

Balance at end of period	$1,543,830	$49,203	$38,034

SATCON TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

U. RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2011, the FASB amended ASC 350, Intangibles—Goodwill and Other. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for reporting periods beginning on or after December 15, 2011. However, early adoption is permitted if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company does not currently expect the provisions of ASU No. 2011-04 to have an effect on our consolidated financial position, results of operations or cash flows as the Company has no goodwill.

        In June 2011, the FASB amended ASC 220, Comprehensive Income. This amendment was issued to enhance comparability between entities that report under GAAP and International Financial Reporting Standards (IFRS) and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. The amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders' equity. The amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, and full retrospective application is required. This amendment impacts presentation and disclosure only, and therefore adoption will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU No. 2011-04). The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity's shareholders' equity in the financial statements. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. ASU No. 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB's intent about the application of existing fair value measurements. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not currently expect the provisions of ASU No. 2011-04 to have a material effect on our consolidated financial position, results of operations or cash flows.

V. SUBSEQUENT EVENTS

        The Company has evaluated all events or transactions through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its consolidated financial statements or disclosures.

FINANCIAL STATEMENT SCHEDULE
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions charged to costs and expenses	Settlement Amounts	Balance at end of period
Year Ended December 31, 2009:
Allowance for uncollectible accounts	$168,219	28,690	—	$196,909
Reserve for product warranty expense	$1,982,087	1,204,690	(1,317,198)	$1,869,579
Accrued restructuring costs	$602,782	260,685	(825,433)	$38,034
Year Ended December 31, 2010:
Allowance for uncollectible accounts	$196,909	798,551	(20,573)	$974,887
Reserve for product warranty expense	$1,869,579	3,050,012	(919,510)	$4,000,081
Accrued restructuring costs	$38,034	783,701	(772,532)	$49,203
Year Ended December 31, 2011:
Allowance for uncollectible accounts	$974,887	2,502,633	(1,071,563)	$2,405,957
Reserve for product warranty expense	$4,000,081	2,951,837	(1,633,180)	$5,318,738
Accrued restructuring costs	$49,203	2,860,327	(1,365,700)	$1,543,830

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer, concluded as of December 31, 2011 that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as discussed below. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

        Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

        Management assessed the effectiveness of our company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria established in

Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management's assessment and those criteria, management determined that our internal controls over financial reporting were not effective due to the material weaknesses in our internal control over financial reporting, as discussed below, as of December 31, 2011.

  1.
  We have not maintained effective internal control over the financial close process to provide reasonable assurance that the financial statements are prepared in accordance with Generally Accepted Accounting Principles (GAAP). Specifically, we did not have:

  •
  a sufficient number of experienced personnel in our accounting and finance organization to provide reasonable assurance that transactions were being recorded, and adequate supervisory reviews and monitoring activities over financial reporting matters and controls performed, as necessary to permit the preparation of the financial statements in accordance with GAAP;

  •
  timely and accurate preparation and review of period-end account analyses and timely disposition of any required adjustments; and

  •
  adequate training of and communication to employees regarding their duties and control responsibilities within the accounting and finance organization to ensure that processes and control activities were being carried out appropriately.

    This material weakness resulted in material post-closing adjustments reflected in the financial statements for the year ended December 31, 2011. These adjustments resulted in changes to assets, liabilities, stockholders' equity, and expenses.

  2.
  We have not designed or maintained effective internal controls over the procure to pay cycle that provide reasonable assurance that purchases were properly initiated, authorized, recorded, and reported. Specifically, we did not have:

  •
  proper authorization of purchase orders prior to disbursing cash;

  •
  controls to ensure received items represented valid purchases; and

  •
  controls to ensure all disbursements were for valid purchases, including proper segregation of duties.

        Our independent registered public accounting firm, McGladrey & Pullen, LLP, has issued an attestation report on our internal control over financial reporting as of December 31, 2011, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

        There was no change in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts

        In response to the material weaknesses described above, management, with the input, oversight, and support of the Audit Committee, identified and has taken the following steps beginning in 2012:

  1.
  We recently hired a director of accounting. This new employee will require time and training to learn our business and operating processes and procedures. Moreover, we expect to find it necessary to hire additional accounting personnel in 2012 to improve the levels of review of accounting and financial reporting matters. We may experience delays in doing so and any such additional employees will require time and training to learn our business and operating processes and procedures. For the near-term, until such personnel are familiar with our business and reporting structure, this will continue to constitute a material weakness in our internal control over financial reporting that could result in material misstatements in our financial statements not being prevented or detected.

  2.
  As it relates to the material weakness surrounding the procure to pay cycle, management is implementing measures in order to ensure purchase orders have been properly authorized prior to disbursing cash and monitoring controls have defined levels of precision to effectively detect any potentially material activity within the cycle. These measures include implementing an automated purchase requisition and order system, training key staff in the areas of finance, purchasing, receiving and shipping, and adding an additional check signer at the executive level to ensure proper authorization of disbursements.

        If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. We are currently working to implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures including the use of external consultants and management detailed reviews, to assist us with meeting the objectives otherwise fulfilled by an effective internal control environment. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts. While our Audit Committee and Board of Directors have been supportive of our efforts by supporting the hiring of various individuals in finance, as well as funding efforts to improve our financial reporting system, improvement in internal control will be hampered if we cannot recruit and retain more qualified professionals. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weaknesses could have the effects described in "Item 1A. Risk Factors—We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements." in Part I of this Form 10-K.

        Management believes that the remediation items listed above, if executed, will ensure that data and reports can be relied upon for the purpose of accurately and timely recording transactions in accordance with U.S. GAAP.

Item 9B.    OTHER INFORMATION.

        Not applicable.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required under this item is incorporated herein by reference to the information regarding directors, executive officers and corporate governance included in our proxy statement for our 2012 Annual Meeting of Stockholders.

Item 11.    EXECUTIVE COMPENSATION

        The information required under this item is incorporated herein by reference to information regarding executive compensation included in our proxy statement for our 2012 Annual Meeting of Stockholders.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required under this item is incorporated herein by reference to the information regarding security ownership of certain beneficial owner and management and related stockholder matters included in our proxy statement for our 2012 Annual Meeting of Stockholders.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required under this item is incorporated herein by reference to the information regarding certain relationships and related transactions, and director independence included in our proxy statement for our 2012 Annual Meeting of Stockholders.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required under this item is incorporated herein by reference to the information regarding principal accounting fees and services included in our proxy statement for our 2012 Annual Meeting of Stockholders.

 PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        The following documents are filed as part of this Annual Report on Form 10-K:

  1.
  Consolidated Financial Statements of Satcon Technology Corporation and its Subsidiaries:

    Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010

    Consolidated Statements of Operations for the Calendar Years Ended December 31, 2011, 2010 and 2009

    Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Loss for the Calendar Years Ended December 31, 2011, 2010 and 2009

    Consolidated Statements of Cash Flows for the Calendar Years Ended December 31, 2011, 2010 and 2009

    Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedule of Satcon Technology Corporation and its Subsidiaries:

    Schedule II: Valuation and Qualifying Accounts for the Calendar Years Ended December 31, 2011, 2010 and 2009

    All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the consolidated financial statements or notes thereto.

  3.
  Exhibits:

    The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts on March 15, 2012.

SATCON TECHNOLOGY CORPORATION
By:	/s/ CHARLES S. RHOADES Charles S. Rhoades President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES S. RHOADES Charles S. Rhoades	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2012
/s/ AARON M. GOMOLAK Aaron M. Gomolak	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 15, 2012
/s/ JOHN W. PEACOCK John W. Peacock	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2012
/s/ JAMES L. KIRTLEY, JR. James L. Kirtley, Jr.	Director	March 15, 2012
/s/ DAVID J. PREND David J. Prend	Director	March 15, 2012
/s/ JOHN M. CARROLL John M. Carroll	Chairman of the Board	March 15, 2012
/s/ DANIEL R. DWIGHT Daniel R. Dwight	Director	March 15, 2012
/s/ PHILIP J. DEUTCH Philip J. Deutch	Director	March 15, 2012
/s/ ROBERT G. SCHOENBERGER Robert G. Schoenberger	Director

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated June 9, 2009, between the Registrant and Thomas Weisel Partners LLC and Ardour Capital Investments, LLC, as Underwriters, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated June 9, 2009 (File No. 1-11512).
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
3.4
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
3.6
Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of the Registrant, dated as of February 14, 2003, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 18, 2003 (File No. 1-11512).
3.7
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
3.11
Certificate of Elimination of Series A Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on December 20, 2007, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated December 19, 2007 (File No. 1-11512).
3.12
Certificate of Correction of Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on August 6, 2010, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2010 (File No. 1-11512).
3.13
Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on January 7, 2011, is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form 8-A filed January 7, 2011 (File No. 1-11512).
3.14
Amendment and Restated Bylaws of the Registrant (Adopted by the Board of Directors on March 11, 2011) is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated March 16, 2011 (File No. 1-11512).
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
4.3
Agreement to Amend Warrant, dated June 30, 2011, between the Registrant and Horizon Credit I LLC is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 5, 2011 (File No. 1-11512).
4.4
Agreement to Amend Warrant, dated June 30, 2011, between the Registrant and Velocity Venture Funding, LLC is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 5, 2011 (File No. 1-11512).
10.1
Charles S. Rhoades Employment Offer Letter, dated May 1, 2008, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 28, 2008 (File No. 1-11512).
10.2
Charles S. Rhoades Incentive Stock Option Agreement, dated May 1, 2008, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 28, 2008 (File No. 1-11512).
10.3	2002 Stock Incentive Plan is incorporated herein by reference to Exhibit A to the Registrant's Definitive Schedule 14A filed January 28, 2002 (File No. 1-11512).
10.4	2005 Incentive Compensation Plan is incorporated herein by reference to Exhibit A to the Registrant's Definitive Schedule 14A filed April 14, 2005 (File No. 1-11512).

Exhibit No.	Description
10.5	Amendment No. 1 to the Registrant's 2005 Incentive Compensation Plan is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 1-11512).
10.6
Amendment No. 2 to the Registrant's 2005 Incentive Compensation Plan is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-11512).
10.7
Registration Rights Agreement, dated as of October 31, 2003, by and among the Registrant and the purchasers listed on Schedule I thereto is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K/A dated October 31, 2003 (File No. 1-11512).
10.8
Facilities Lease, dated May 12, 2004, between the Registrant and Zoom Group, LLC is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2004 (File No. 1-11512).
10.9
Loan and Security Agreement, dated February 26, 2008, by and among the Registrant, SatCon Power Systems, Inc., SatCon Electronics, Inc., SatCon Applied Technology, Inc., SatCon Power Systems Canada LTD. and Silicon Valley Bank is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 29, 2008 (File No. 1-11512).
10.10
Second Loan Modification Agreement, dated as of September 26, 2008, between Silicon Valley Bank and the Registrant, SatCon Power Systems, Inc., SatCon Applied Technology, Inc., SatCon Electronics, Inc., and SatCon Power Systems Canada Ltd. is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended September 27, 2008 (File No. 1-11512).
10.11
Third Loan Modification Agreement, dated as of September 29, 2009, between Silicon Valley Bank and the Registrant, Satcon Power Systems, Inc., Satcon Applied Technology, Inc., Satcon Electronics, Inc., and Satcon Power Systems Canada Ltd. is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended October 3, 2009 (File No. 1-11512).
10.12
Waiver and Fourth Loan Modification Agreement, dated as of February 18, 2010, between Silicon Valley Bank and the Registrant, Satcon Power Systems, Inc., Satcon Electronics, Inc., and Satcon Power Systems Canada Ltd. is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2010 (File No. 1-11512).
10.13
Fifth Loan Modification Agreement, dated as of March 10, 2010, between Silicon Valley Bank and the Registrant, Satcon Power Systems, Inc., Satcon Electronics, Inc., and Satcon Power Systems Canada Ltd. is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2010 (File No. 1-11512).
10.14
Sixth Loan Modification Agreement, dated as of April 22, 2010, between Silicon Valley Bank and the Registrant, Satcon Power Systems, Inc., Satcon Electronics, Inc., and Satcon Power Systems Canada Ltd. is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2010 (File No. 1-11512).

Exhibit No.	Description
10.15	Seventh Loan Modification Agreement, dated as of June 16, 2010, between Silicon Valley Bank and the Registrant, Satcon Power Systems, Inc., Satcon Electronics, Inc., and Satcon Power Systems Canada Ltd. is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2010 (File No. 1-11512).
10.16
Eighth Loan Modification Agreement, dated as of August 3, 2010, between Silicon Valley Bank and the Registrant, Satcon Power Systems, Inc., Satcon Electronics, Inc., and Satcon Power Systems Canada Ltd. is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2010 (File No. 1-11512).
10.17
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
10.19	Form of Warrant A is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 19, 2006 (File No. 1-11512).
10.20	Form of Warrant C is incorporated herein by reference to Exhibits to the Registrants Current Report on Form 8-K dated July 17, 2007 (File No. 1-11512).
10.21
Stock and Warrant Purchase Agreement, dated as of November 8, 2007, by and among the Registrant and the Purchasers named therein is herein incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 7, 2007 (File No. 1-11512).
10.22
Form of Tranche 1 Warrant to Purchase Common Stock, dated as of November 8, 2007 is herein incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 7, 2007 (File No. 1-11512)
10.23
Form of Tranche 2 Warrant and Additional Warrant to Purchase Common Stock is herein incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 7, 2007 (File No. 1-11512).
10.24
Agreement to Amend Warrants, dated July 3, 2009, between the Registrant and RockPort Capital Partners II, L.P. is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 3, 2009 (File No. 1-11512).
10.25
Agreement to Amend Warrants, dated July 3, 2009, between the Registrant and NGP Energy Technology Partners, L.P. is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 3, 2009 (File No. 1-11512).
10.26
Registration Rights Agreement dated as of November 8, 2007, by and among the Registrant and the Purchasers is herein incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 7, 2007 (File No. 1-11512).
10.27
First Amendment to Registration Rights Agreement dated as of January 24, 2008, by and among the Registrant and the Purchasers is incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated January 24, 2008 (File No. 1-11512).

Exhibit No.	Description
10.28	Satcon 2008 Incentive Plan for Senior Management is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated September 24, 2008 (File No. 1-11512).
10.29	Satcon 2009 Incentive Plan for Management is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 24, 2009 (File No. 1-11512).
10.30
Donald R. Peck Employment Offer Letter, effective March 15, 2010, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2010 (File No. 1-11512).
10.31
Donald R. Peck Incentive Stock Option Agreement, dated March 15, 2010, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2010 (File No. 1-11512).
10.32	Satcon Technology Corporation 2010 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit A to the Registrant's Definitive Schedule 14A filed April 30, 2010 (File No. 1-11512).
10.33
Venture Loan and Security Agreement, dated as of June 16, 2010, by and between Compass Horizon Funding Company LLC, the Registrant, Satcon Power Systems, Inc., and Satcon Electronics, Inc. is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2010 (File No. 1-11512).
10.34
Secured Promissory Note in the principal amount of $10,000,000 dated June 16, 2010 by the Registrant, Satcon Power Systems, Inc., and Satcon Electronics, Inc. in favor of Compass Horizon Funding Company LLC is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2010 (File No. 1-11512).
10.35
Secured Promissory Note in the principal amount of $2,000,000 dated June 16, 2010 by the Registrant, Satcon Power Systems, Inc., and Satcon Electronics, Inc. in favor of Compass Horizon Funding Company LLC is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2010 (File No. 1-11512).
10.36
Warrant to Purchase 493,097 shares of the Registrant's Common Stock dated as of June 16, 2010 is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2010 (File No. 1-11512).
10.37
Warrant to Purchase 98,619 shares of the Registrant's Common Stock dated as of June 16, 2010 is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2010 (File No. 1-11512).
10.38
Registration Rights Agreement, dated as of June 16, 2010, by and between Compass Horizon Funding Company LLC and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2010 (File No. 1-11512).
10.39+
Manufacturing and Purchase Agreement, dated as of December 18, 2008, by and between the Registrant and ESGW International Limited is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2010 (File No. 1-11512).

Exhibit No.	Description
10.40	Securities Conversion Agreement, dated as of October 15, 2010, between the Registrant, RockPort Capital Partners II, L.P., and NGP Energy Technology Partners, L.P. is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-11512)
10.41
Donald R. Peck Non-Qualified Incentive Stock Option Agreement, dated March 15, 2010 is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-11512)
10.42
Ninth Loan Modification Agreement, dated as of March 31, 2011, between Silicon Valley Bank and the Registrant, Satcon Power Systems, Inc., Satcon Electronics, Inc., and Satcon Power Systems Canada Ltd., is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2011.
10.43
Amendment to Charles S. Rhoades Employment Offer Letter, January 10, 2011, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2011.
10.44
Employment Letter Agreement, Dated February 10, 2011, between the Registrant and Peter DeGraff, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2011.
10.45
Employment Letter Agreement, Dated February 10, 2011, Between the Registrant and Leo F. Casey, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2011.
10.46
Employment Letter Agreement, Dated November 8, 2011, Between the Registrant and Aaron M. Gomolak, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2011.
10.47	Satcon 2011 Incentive Plan for Management, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2011.
10.48
Securities Purchase Agreement, dated as of June 29, 2011, by and between the Registrant and the Purchaser identified on the signature pages thereto, is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 5, 2011 (File No. 1-11512).
10.49	Form of Subordinated Convertible Note issued on June 30, 2011 is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 5, 2011 (File No. 1-11512).
10.50
Form of Registration Rights Agreement entered into on June 30, 2011 is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 5, 2011 (File No. 1-11512).
10.51
Amended and Restated Credit Agreement, dated as of April 22, 2011, by and among the Registrant, Satcon Power Systems, Inc., Satcon Electronics, Inc., Satcon Power Systems Canada LTD. and Silicon Valley Bank, and Silicon Valley Bank as issuing lender, swingline lender and administrative agent for the lenders, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2011.

Exhibit No.	Description
10.52	Amended Employment Letter Agreement, dated May 10, 2011, between the Registrant and Aaron M. Gomolak, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2011.
10.53
Employment Letter Agreement, dated May 27, 2011, between the Registrant and Dan Gladkowski, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2011.
10.54
Employment Letter Agreement, dated May 27, 2011, between the Registrant and Brian J. Michael, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2011.
10.55
Manufacturing and Purchase Agreement Renewal Agreement, dated May 30, 2011, by and between the Registrant and ESGW International Limited, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2011.
10.56
Amendment to Subordinated Convertible Note, by and between the Registrant and the Purchaser identified on the signature pages thereto is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated December 2, 2011 (File No. 1-11512).
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