Form 10-K/A
period 2011-12-31
SATCON TECHNOLOGY CORP
filed 2012-04-27
CIK 889423

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s Common Stock, $.01 par value per share, held by non-affiliates of the registrant was $218,914,302 based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Capital Market as of the close of business on the last business day of the registrant’s most recently completed second quarter ($2.39). There were 131,915,619 shares of Common Stock outstanding as of March 1, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2011 pursuant to General Instruction G(3) to Form 10-K for the sole purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2011 originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012.

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

Current Directors —Terms Expiring in 2012 (Class III Directors)

Daniel R. Dwight, age 52, became a director in 2006.

Daniel R. Dwight joined the Corporation as a director in 2006.  Mr. Dwight is President and CEO of The Cooley Group Inc., a global leader in high-performance, sustainable membranes.  Previously, Mr. Dwight was a Partner and Cleantech & Renewable Energy Segment Leader at Tatum, LLC.  Prior to Tatum Mr. Dwight was the Director, President and Chief Executive Officer of Kronos Advanced Technologies, Inc., a clean technology company.  Mr. Dwight served as President and Chief Executive Officer of Kronos from 2001 through 2008. Prior to joining Kronos, Mr. Dwight was a 17-year General Electric Company executive, including 7 years in private equity and international investing with General Electric Capital Corporation in Asia and 10 years in operations, manufacturing, business development and technology commercialization with General Electric Company’s industrial businesses in North and South America, Asia and Europe.  Mr. Dwight is a Board Member of the Family Services of Rhode Island and the Cooley Group.  Mr. Dwight earned an MBA in Finance and Marketing with Honors from The University of Chicago Booth School of Business and a BS in Accounting with Honors from The University of Vermont.  Mr. Dwight brings to the Board executive leadership experience in operations, business development and global equity investing in a variety of growth and core industrial and technology businesses.  In addition, he has extensive expertise in financial matters, including the evaluation of complex accounting issues which makes him a valued member of the Audit Committee of the Board.

David J. Prend, age 54, became a director in 2007.

David J. Prend joined the Corporation as a director in November 2007.  Mr. Prend is a Managing General Partner of RockPort Capital Partners. Mr. Prend began his career in the energy industry as an engineer at Bechtel Corporation where he worked in the area of advanced energy technologies. From 1984 until 1987 he worked at Amoco Corporation in the Treasurer’s Department, and in the chemical and upstream oil and gas subsidiaries. He later joined Shearson Lehman in their Natural Resources Investment Banking Group where he advised companies in the energy, mining and forest products industries. In 1990 he joined Salomon Brothers where he was promoted to Managing Director and headed the Global Energy Investment Banking Group. In 1998 Mr. Prend co-founded RockPort. He currently serves on the boards of Achates Power, Inc., Aspen Aerogels, Inc., Aspen Products Group, Inc., InVisage, Inc. and SustainX, Inc. He also serves as a Director of the National Advisory Council for the Department of Energy’s National Renewable Energy Laboratory (NREL), where he is also Chairman of the Solar Technology Review Panel. Mr. Prend served on the board of the National Venture Capital Association from 2007 to 2011.  Mr. Prend received a BS in Civil Engineering from the University of California at Berkeley and an MBA from Harvard Business School.  Mr. Prend, as co-founder of Rockport Capital, a leading Clean Tech venture capital firm, brings a deep understanding of the renewable energy sector to the Board and provides valuable insights into strategic direction.  His active service on a number of other company boards of directors adds a depth of knowledge to the Board as to best practices in corporate governance.

Charles S. Rhoades, age 51, became a director in 2008.

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

John M. Carroll, age 65, became a director in 2005.

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

James L. Kirtley, Jr., age 66, became a director in 1992.

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

Current Directors —Terms Expiring in 2014 (Class II Directors)

Philip J. Deutch, age 47, became a director in 2007.

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

Robert G. Schoenberger, age 61, became a director in 2007.

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

Non-Director Executive Officers of the Corporation

Aaron M. Gomolak, age 40, became an executive officer in 2010.

Aaron M. Gomolak is the Corporation’s Executive Vice President, Chief Financial Officer and Treasurer and has served in this role since May 2011.  Mr. Gomolak joined the Corporation as its Senior Vice President of Global Operations in February 2010. Prior to joining the Corporation, Mr. Gomolak served as Managing Director, from January 2008 until February 2010, of Altitude Finance where he successfully helped renewable energy and information technology companies expand operations into Asia.  Prior to Altitude Finance, Mr. Gomolak spent seven years, from 2001 until 2008, at Advanced Energy Industries, Inc., where he held various roles of increasing responsibility including Vice President of Finance and Corporate Controller.  Mr. Gomolak received his Bachelor of Business Administration from Western Michigan University.

Leo F. Casey, age 52, became an executive officer in 2008.

Leo F. Casey is the Corporation’s Executive Vice President and Chief Technology Officer and has served in this role since June 2008.  Dr. Casey joined the Corporation in Jun 2011 as its chief Technology Officer.  Dr. Casey has been appointed chairman of the High-Megawatt Inverter Program organized with Department of Energy and the National Institute of Standards and Technology, focusing on developing “fast-grid” capabilities enabled by large inverters with advanced utility features. Dr. Casey received a Bachelor of Engineering degree at the University of Auckland in New Zealand and MSc, Electrical Engineering, and ScD degrees at Massachusetts Institute of Technology, as a Fulbright Scholar. Dr. Casey has more than 25 years of experience in the renewable energy conversion industry, is an editor of the Energy Conversion Transactions of the Power Engineering Society of the IEEE and also serves on NREL’s Solar Advisory Panel.

Peter F. DeGraff, age 42, became an executive officer in 2008.

Peter F. DeGraff is the Corporation’s Executive Vice President of Worldwide Sales and Marketing and has served in this role since joining the Corporation in June 2008. Prior to joining the Corporation, Mr. DeGraff was most recently senior director of business development and product management, solar inverters at Advanced Energy Industries, Inc., from August 2007 until March 2008.  From February 2006 until August 2007,  Mr. DeGraff was Vice President of World Wide Alliances at i2Technologies, Inc., where he organized a highly successful global channel for its products and solutions. From April 2004 until January 2006, Mr. DeGraff held positions at Sybase, Inc..  Prior to that Mr. DeGraff held positions at NetManage Inc. and Portera Systems, Inc.  Mr. DeGraff received his Masters in Business Administration from San Francisco State University and a Bachelors Degree from Alma College.

Daniel E. Gladkowski, age 62, became an executive officer in 2005.

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

Brian J. Michael, age 34, became an executive officer in 2011

Brian J. Michael is the Corporations’ Vice President Global Operations and has served in that role since August 2011. Mr. Michael joined the Corporation in January 2011 as its Vice President Global Supply Chain. Prior to joining the Corporation, Mr. Michael was most recently Senior Director, Support Services at Brooks Automation, Inc. from November 2008 to January 2011.  From March 2008 to November 2008 he was Vice President of Operations for Transformer Engineering, LLC.  Previously, Mr.Michael held various roles of increasing responsibility including Director, FTC Operations for Advanced Energy Industries, Inc. from May 2000 through March 2008. He received his Bachelors Degree in Commerce and Engineering from Drexel University.

Juan Jose González, age 43, became an executive officer in 2011

Dr. Juan José González is the Corporation’s Vice President of Engineering and has served in this role since December 2011.  Prior to joining the Corporation, Dr. González was the Director of Project Management for the Hatch Company, a subsidiary of Danaher Corporation from 2010 through 2011.  From 1999 to 2009, he was employed by Advanced Energy Industries, Inc.  At Advanced Energy, he was promoted into several positions of increasing responsibility including Engineering Business Director and Director of Worldwide Applications and Technology prior to his departure from the company. Dr. Gonzalez received a MSc. degree from Universidad de Buenos Aires in Theoretical Physics/Material Science and MSc. and Ph.D. degrees in Electrical Engineering from Colorado State University.  He also has earned an MBA from the Kellogg School of Management at Northwestern University and has authored 17 publications and 12 U.S. and international patents.

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

Compensation Benchmarking

The Compensation Committee believes that it is important when making compensation-related decisions to be informed as to the practices of publicly-held, technology-oriented companies of similar size, revenue and market focus.  Geographic location is also taken into consideration.  Management collects, analyzes and presents publicly available compensation data and subscription compensation survey data.  Specific surveys utilized are those produced by The Survey Group and the Economic Research Institute, which provide baseline data on eastern Massachusetts, San Francisco-Silicon Valley area and national technology-oriented companies, respectively, with revenues of less than $250,000,000.  We also benchmark our compensation practices in relation to other comparable companies in the renewable energy market sectors.  We believe that this group of companies provides an appropriate peer group because they consist of similar organizations against whom we compete for executive talent.  We intend to review annually the companies in our peer group and add or remove companies as necessary to insure that our peer comparisons are meaningful.  In 2011, we used data in proxy statements filings from companies including the following: Active Power, Inc., American Superconductor Corporation, Beacon Power Corporation, Capstone Turbine Corporation, Daystar Technologies, Inc, Enernoc, Inc., Fuel Cell Energy, Inc., Evergreen Solar, Inc., Mechanical Technology, Inc. and Plug Power Inc.

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

Role of Independent Compensation Consultant

In 2012, the Compensation Committee engaged Pearl Meyer & Partners (PM&P) as its independent outside compensation consultant. As of the record date of this proxy, PM&P has assisted with developing a new peer group for assessing the competitiveness of executive and Director compensation, and provided a competitive analysis for making our 2012 annual equity grant determinations. As it relates to the newly-formed peer group for 2012, PM&P selected companies based on the following criteria:

•                  companies that are publicly traded and domiciled in the US;

•                  companies whose product and service offerings are similar, though not necessarily identical, to ours;

•                  companies with revenues of approximately one-half to two times our revenues; and

•                  companies with market capitalization of approximately one-fifth to five times our market capitalization.

The peer group was approved by the Compensation Committee in fiscal 2012 and consisted of the following companies:

•                  A123 Systems, Inc

•                  Active Power, Inc.

•                  American Superconductor Corporation

•                  Broadwind Energy, Inc.

•                  C&D Technologies, Inc.

•                  Capstone Turbine Corporation

•                  Comverge

•                  Enernoc, Inc.

•                  Fuel Cell Energy, Inc.

•                  Magnetek, inc.

•                  PowerSecure International, Inc.

•                  SL Industries, Inc.

•                  Vicor Corporation

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

Annual Incentive Bonus Plan

Historically, the Compensation Committee has annually established a management cash incentive bonus plan as a means of adding specific incentives towards achievement of specific business unit and company goals that are key factors in our success.  Eligible participants typically include (i) the President and CEO; (ii) the CFO; (iii) the Chief Technology Officer; (iv) the Vice President, Administration and Human Resources and Secretary; (v) the Executive Vice President of Worldwide Sales and Marketing; (vi) the Vice President Global Operations; (vii) the Vice President of Engineering; (viii) those individuals who directly report to the Executive Officers at the Vice-President and Director Level; (ix) those individuals who manage a group or function (Manager Level) who report to the Executive Officer or Director; and (x) Satcon Fellows.

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

The objectives for management incentive bonus plan for fiscal 2011 (the “2011 Bonus Plan”) were established in December 2010, and are summarized as follows:

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

•                  Administration:  Administration objectives will include objectives related to compensation strategy, performance management systems, annual cash incentive programs, rewards programs, training, and staffing,

Potential awards under the 2011 Bonus Plan were as follows:

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

•                  Other (Director Level and Manager Level) Participants

•                  Up to 20% of Base Salary in total for Director Level participants (including Satcon Fellows) - half of which is based upon attainment of 100% of personal objectives and half of which is based upon attainment of 100% of Corporate objectives

•                  Up to 10% of Base Salary in total for Manager Level participants - half of which is based upon attainment of 100% of personal objectives and half of which is based upon attainment of 100% of Corporate objectives

The Compensation Committee also had the discretion under the 2011 Bonus Plan to grant additional cash bonuses to the other executive officers and participants if the Corporation met its objectives.

In March 2012, the Compensation Committee reviewed the performance of its executive officers under the 2011 Bonus Plan, as further described below, and reviewed the determinations with the Board.  Final determination of compensation was made by the Compensation Committee.

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

We also award long-term incentive grants in the form of stock options to key new hires.  The initial grant of stock options vests over a four-year period.  The exercise price of these options are at the fair market value of our common stock on the date the options are granted which is the closing price of the stock on the date of grant or, if later, the date of hire. A new hire of an executive officer and any new hire grant in excess of 40,000 stock options requires the prior approval of the Compensation Committee.  We expect that we will continue to provide key new employees with initial option grants in 2012 to provide long-term compensation incentives and we will continue to rely on performance-based and retention grants to key employees.

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

Stockholder Advisory Vote on Executive Compensation

At our 2011 annual meeting of stockholders, we asked our stockholders to approve, on a non-binding advisory basis, the 2010 compensation of our named executive as disclosed in our 2011 proxy statement, or our Annual Report on Form 10-K for the fiscal year 2010 (including any amendments to such report), pursuant to Item 402 of Regulation S-K, including the Compensation Discussion and Analysis, compensation tables and narrative discussion. Of those stockholders who voted, over 95% voted to approve the 2010 compensation of our named executive officers. The Compensation Committee took into account the results of this advisory vote when making compensation decisions through the remainder of 2011 and into 2012. The advisory vote affected the Compensation Committee’s executive compensation decisions and policies by reaffirming the Corporation’s compensation policies, and the Compensation Committee will continue to take these policies and past practice into consideration in determining future compensation decisions.  The Compensation Committee will continue to consider the results of the advisory vote on executive compensation in future executive compensation policies and decisions.  As described above under “Role of Independent Compensation Consultant”, the Compensation Committee engaged PM&P as its independent outside compensation consultant in 2012 who made recommendations regarding that the Compensation Committee will also consider in making decisions regarding executive compensation. Based on PM&P market analysis, the Compensation Committee approved increased equity compensation to certain executive officers of the Company.

Fiscal 2011 Compensation to Named Executive Officers

In 2011, the Corporation’s overall goals and objectives were to achieve profitability, continue global wide growth, maintain technical leadership, and maximize shareholder value.  Aligned with these overall goals, the Compensation Committee established a number of objectives that played a role in determining each of the key executive’s total compensation.  The 2011 corporate objectives included:

•                  Innovation and Solutions: Establish Satcon as a world leader in utility scale, high quality systems and solutions for distributed and alternative energy power conversion and grid interconnection.

•                  Growth: Leverage Satcon’s brand, innovations, solutions, partnerships & market leading position to drive growth worldwide.

•                  Operational Excellence: Develop or refine processes, practices and metrics that provide for world class responsiveness to customers, product/service performance, quality, and financial performance.

•                  Infrastructure and Administration: Ensure that our infrastructure and administrative processes support Satcon’s strategies for innovation, growth, operational excellence, financial performance, and governance.

•                  Financial Performance and Shareholder Value: Deliver industry leading financial performance that both enables Satcon’s corporate objectives and significantly increases shareholder value.

•                  Governance: Establish and observe governance practices, standards and processes necessary to meet Satcon’s shareholder representation, ethical, legal & regulatory requirements.

In assessing each executive’s contribution toward attainment of corporate objectives, the Compensation Committee evaluated the achievements and progress made in 2011 against each of the objectives listed above.  Some of the relevant achievements by the Corporation in 2011 considered by the Compensation Committee were as follows:

•                  Shipments doubled in North America and were on target for Asia Pacific;

•                  Strong relations were maintained with key customers. Over 100 MW of platform systems were shipped;

•                  500kW Powergate product cost was greatly reduced;

•                  Service improved throughout the year and there were improvements in quality;

•                  Total revenue increased in the face of significant average selling price (“ASP”) compression; and

•                  Total shipments increased from 700MW in 2010 to 800MW in 2011.

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

While the Corporation made progress in a number of areas, target operating income for fiscal year 2011 was significantly less than the threshold payout level.  As a result, the Compensation Committee determined and recommended to the Board that no base salary adjustments occur for the Corporation’s executive officers, and that there be no cash payout awards under the 2011 Annual Incentive Bonus Plan to its eligible participants.

As President and Chief Executive Officer, Mr. Rhoades’ was evaluated with respect to developing and implementing the Corporation’s core strategy for achieving corporate objectives.  Mr. Rhoades received no bonus under the 2011 Annual Incentive Bonus Plan as the Corporation did not achieve its threshold operating income target to qualify for a payout under the Plan nor was his base salary increased beyond that which has been previously reported.

Mr. Peck joined the Corporation on March 15, 2010 as Chief Financial Officer and Treasurer.  Mr. Peck’s employment with the Corporation terminated on May 10, 2011. Upon leaving the Corporation, he received base salary continuation for a one year period, health and dental coverage at the employee rate under COBRA and for twelve months after termination the right to exercise vested stock options.  Mr. Peck did not qualify to receive any bonus under the 2011 Annual Incentive Bonus Plan because of the date of termination of his employment with the Corporation.

Mr. Gomolak joined the Corporation on February 1, 2010 as Senior Vice President, Global Operations.  On May 11, 2011, the Board of Directors appointed Mr. Gomolak to the position Executive Vice President, Chief Financial Officer and Treasurer following the termination of Mr. Peck, the former Chief Financial Officer and Treasurer.  Upon his appointment Mr. Gomolak was granted 400,000 stock options effective May 2011.  His performance goals for 2011 were tied to finances, planning processes, IT systems, financial operating models and control environment and establishment of prudent governance practices.  Mr. Gomolak received no bonus under the 2011 Annual Incentive Bonus Plan as the Corporation did not achieve its threshold operating income target to qualify for a payout under the plan nor was his base salary increased beyond that which has been previously reported.

Mr. DeGraff’s 2011 performance goals were tied to product sales, customer relationship management systems, global business development and channels organization, branding initiatives and field services support.  The increase in the base salary, bonus level and the stock option-based compensation reflect the performance of the Corporation during fiscal 2011 and the satisfactory achievement of his individual performance goals for the year.  In April 2012, the Compensation Committee approved a grant of 250,000 stock options to Mr. DeGraff in recognition of satisfactory achievement of individual performance goals for the year.  However, he received no bonus under the 2011 Annual Incentive Bonus Plan as the Corporation did not achieve its threshold operating income target to qualify for a payout under the plan nor was his base salary increased beyond that which has been previously reported.

Dr. Casey’s 2011 performance goals were tied to the attainment of engineering objectives related to product quality, design processes and new products.  In April 2012, the Compensation Committee approved a grant of 250,000 stock options to Dr. Casey in recognition of satisfactory achievement of individual performance goals for the year.  However, he received no bonus under the 2011 Annual Incentive Bonus Plan as the Corporation did not achieve its threshold operating income target to qualify for a payout under the Plan nor was his base salary increased beyond that which has been previously reported.

Mr. Michael joined the Corporation on January 3, 2011 as Vice President, Global Supply Chain.  In recognition of increased responsibilities he was awarded 25,000 stock options in May 2011 and was promoted to Vice President, Global Operations in August 2011.  At the time of his promotion his annual base salary was increased by 10.5% to $205,000 and was awarded an additional 50,000 stock options. His 2011 performance goals were tied to development of business operating models, quality improvement, manufacturing and plant capacity, customer performance and long-term strategies.  In April 2012, the Compensation Committee approved a grant of 125,000 stock options to Mr. Michael in recognition of satisfactory achievement of individual performance goals for the year.  However, he received no bonus under the 2011 Annual Incentive Bonus Plan as the Corporation did not achieve its threshold operating income target to qualify for a payout under the plan nor was his base salary increased beyond that which has been previously reported.

Employment Agreements; Termination of Employment and Change-in-Control Arrangements

We have employment agreements in effect with the following current executives:  our President and Chief Executive Officer, Charles S. Rhoades, Executive Vice President, Chief Financial Officer and Treasurer, Aaron M. Gomolak, Executive Vice President and Chief Technology Officer, Leo F. Casey, Executive Vice-President Worldwide Marketing and Sales, Pete A. DeGraff and Vice President of Global Operations, Brian J. Michael.

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

Employment Agreement with Donald R. Peck.  On March 15, 2010, we entered into an employment agreement with Mr. Peck, our former Chief Financial Officer and Treasurer.  The agreement provided Mr. Peck a starting annual salary of $300,000, standard medical and other employment benefits, and a potential annual cash bonus award of up to 30% of Mr. Peck’s annual salary based upon the achievement of performance metrics established by the Compensation Committee and approved by our Board of Directors.  According to the Agreement, if Mr. Peck’s employment was terminated by the Corporation without cause or constructively terminated, his salary and medical benefits were to be continued for one year thereafter subject to his execution of a release agreement with the Corporation.  In addition, Mr. Peck received an initial stock option to purchase up to 1,000,000 shares of our common stock which was to vest over a four-year period.  These options were to expire immediately upon Mr. Peck’s termination for cause, 90 days after Mr. Peck resigns and one year after Mr. Peck’s employment terminates without cause or as a result of his death, disability or constructive termination.  In addition, if a Change in Control transaction occurred while Mr. Peck was employed by the Corporation, all unvested shares under the option were to vest and become immediately exercisable, and he was to be afforded the right to exercise his option at or prior to the closing of the Change in Control transaction.  If he chose not to exercise, his option was to be accorded the same treatment in the Change in Control transaction as outstanding options under the Corporation’s 2005 Incentive Compensation Plan.  Mr. Peck’s employment with the Corporation terminated on May 10, 2011.

Employment Agreement with Aaron Gomolak.  On May 11, 2011, we entered into a revised employment agreement with Mr. Gomolak, our Executive Vice President, Chief Financial Officer and Treasurer.  The agreement provides Mr.

Gomolak an annual salary of $275,000, standard medical and other employment benefits, and a potential annual cash bonus award of up to 30% of Mr. Gomolak’s annual salary based upon the achievement of performance metrics established by the Compensation Committee and approved by our Board of Directors.  If Mr. Gomolak’s employment is terminated by the Corporation without cause or is constructively terminated, his salary and medical benefits will be continued for one year thereafter subject to his execution of a release agreement with the Corporation. Further, If Mr. Gomolak’s employment is terminated without cause or is constructively terminated or he becomes subject to a disability or dies while he is employed by the Corporation, he or his estate shall have 12 months after such termination without cause, constructive termination, determination of disability or date of death to exercise the option.  If a Change in Control transaction occurs, all unvested shares under any outstanding options held by Mr. Gomolak will vest, and he will have the right to exercise such options at or prior to the closing of the Change in Control transaction.  If he chooses not to exercise, his options will be accorded the same treatment in the Change in Control transaction as outstanding options under the Corporation’s 2005 Incentive Compensation Plan.

Employment Agreement with Leo F. Casey.  On February 10, 2011, we entered into an employment agreement with Dr. Casey, our Executive Vice-President and Chief Technology Officer.  The agreement provides Dr. Casey a starting annual salary of $285,090, standard medical and other employment benefits, and a potential annual cash bonus award of up to 30% of Dr. Casey’s annual salary based upon the achievement of performance metrics established by the Compensation Committee.  If Dr. Casey’s employment is terminated by the Corporation without cause or is constructively terminated, his salary and medical benefits will be continued for one year thereafter subject to his execution of a release agreement with the Corporation. Further, if Dr. Casey’s employment is terminated without cause or is constructively terminated or he becomes subject to a disability or dies while he is employed by the Corporation he or his estate shall have 12 months after such termination without cause, constructive termination, determination of disability or date of death to exercise the option.  If a Change in Control transaction occurs, all unvested shares under any outstanding options held by Dr. Casey will vest, and he will have the right to exercise such options at or prior to the closing of the Change in Control transaction.  If he chooses not to exercise, his options will be accorded the same treatment in the Change in Control transaction as outstanding options under the Corporation’s 2005 Incentive Compensation Plan.  In addition, Dr. Casey agreed that, for a period of six months following termination of his employment (or such longer period for which he receives compensation or benefits from the following termination), he will not compete with or solicit customers, prospective customers, employees or consultants of the Corporation.

Employment Agreement with Pete A. DeGraff.  On February 10, 2011, we entered into an employment agreement with Mr. DeGraff, our Executive Vice President Worldwide Marketing and Sales.  The agreement provides Mr. DeGraff a starting annual salary of $330,070, standard medical and other employment benefits, a potential annual cash bonus award of up to 30% of Mr. DeGraff’s annual salary based upon the achievement of performance metrics established by the Compensation Committee and approved by our Board of Directors, and the opportunity to earn a cash bonus of up to 15% of his annual salary as a commission based on sales.  If Mr. DeGraff’s employment is terminated by the Corporation without cause or is constructively terminated, his salary and medical benefits will be continued for one year thereafter subject to his execution of a release agreement with the Corporation. Further, if Mr. DeGraff’s employment is terminated without cause or is constructively terminated or he becomes subject to a disability or dies while he is employed by the Corporation, he or his estate shall have 12 months after such termination without cause, constructive termination, determination of disability or date of death to exercise the option.  If a Change in Control transaction occurs, all unvested shares under any outstanding options held by Mr. DeGraff will vest, and he will have the right to exercise such options at or prior to the closing of the Change in Control transaction.  If he chooses not to exercise, his options will be accorded the same treatment in the Change in Control transaction as outstanding options under the Corporation’s 2005 Incentive Compensation Plan.  In addition, Mr. DeGraff agreed that, for a period of six months following termination of his employment (or such longer period for which he receives compensation or benefits from the following termination), he will not compete with or solicit customers, prospective customers, employees or consultants of the Corporation.

Employment Agreement with Brian J. Michael.  On August 2, 2011, we entered into an employment agreement with Mr. Michael our Vice President Global Operations.  The agreement provides Mr. Michael a starting annual salary of $205,000, standard medical and other employment benefits, and a potential annual cash bonus award of up to 30% of Mr. Michael’s annual salary based upon the achievement of performance metrics established by the Compensation Committee.  If Mr. Michael’s employment is terminated by the Corporation without cause or is constructively terminated, his salary and medical benefits will be continued for one year thereafter subject to his execution of a release agreement with the

Corporation. Further, if Mr. Michael’s employment is terminated without cause or is constructively terminated or he becomes subject to a disability or dies while he is employed by the Corporation he or his estate shall have 12 months after such termination without cause, constructive termination, determination of disability or date of death to exercise the option.  If a Change in Control transaction occurs, all unvested shares under any outstanding options held by Mr. Michael will vest, and he will have the right to exercise such options at or prior to the closing of the Change in Control transaction.  If he chooses not to exercise, his options will be accorded the same treatment in the Change in Control transaction as outstanding options under the Corporation’s 2005 Incentive Compensation Plan.  In addition, Mr. Michael agreed that, for a period of six months following termination of his employment (or such longer period for which he receives compensation or benefits from the following termination), he will not compete with or solicit customers, prospective customers, employees or consultants of the Corporation.

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

Fiscal 2012 Incentive Bonus Plan

As a result of a review of general market and peer company practice, the Compensation Committee has established, for fiscal 2012, a written management incentive bonus plan (the “2012 Bonus Plan”) as a means of adding specific incentives towards achievement of specific business unit and Corporation goals that are key factors in our success in 2012.  Eligible participants are the (i) the President and Chief Executive Officer; (ii) the Executive Vice President, Chief Financial Officer & Treasurer; (iii) the Executive Vice President and Chief Technology Officer; (iv) the Vice President, Administration and Human Resources and Secretary; (v) the Executive Vice President of Worldwide Sales and Marketing; (vi) the Vice President Global Operations; (vii) the Vice President of Engineering; (viii) those individuals who directly report to the Executive Officers at the Vice President and Director Level; (ix) those individuals who manage a group or function (Manager Level) who report to the Executive Officer or Director; and (x) Satcon Fellows.  2012 Bonus Plan participants are eligible to receive cash bonuses conditional upon successful performance against specified objectives, with an emphasis on both individual performance and overall Corporation performance.  The Incentive Plan will be funded from the Corporation’s operating income.  2012 Plan performance is to be measured in six (6) month intervals.

The 2012 Bonus Plan will place emphasis on both individual performance and overall Corporation performance, with the primary criteria to funding the 2012 Incentive Plan is that the Corporation generates operating income.  General 2012 objectives are summarized as follows:

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

•                  Administration:  Administration objectives will include objectives related to compensation strategy, performance management systems, annual cash incentive programs, rewards programs, training, and staffing.

Potential awards under the 2012 Bonus Plan are as follows:

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

•                  Other (Director Level and Manager Level) Participants

•                  Up to 20% of Base Salary in total for Sr. Director and Director Level participants (including Satcon Fellows) - half of which is based upon attainment of 100% of personal objectives and half of which is based upon attainment of 100% of Corporate objectives

•                  Up to 10% of Base Salary in total for Manager Level participants - half of which is based upon attainment of 100% of personal objectives and half of which is based upon attainment of 100% of Corporate objectives

After determining and approving incentive payments under the 2012 Bonus Plan, the Compensation Committee reviews the determinations with the Board.  Final determination of all compensation will be made by the Compensation Committee and will be paid by March 31, 2013.

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

DANIEL R. DWIGHT, Chairman
DAVID PREND
PHILIP DEUTCH

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee for fiscal 2011 were those individuals named above in the Compensation Committee Report.  No member of the Compensation Committee has ever served as an officer or employee of the Corporation.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a description of a transaction that occurred in 2011 in which Messrs. Prend and Deutch had an interest.  During fiscal 2011, no executive officer of the Corporation served on the board of directors or compensation committee of another entity that has or had an executive officer serving as a member of the Board or the Compensation Committee.

Compensation of Executive Officers

Set forth below is information regarding the compensation of (i) the Chief Executive Officer, (ii) the Chief Financial Officer, (iii) our former Chief Financial Officer and (iv) our three other most highly compensated executive officers for the year ended December 31, 2011 (“fiscal 2011”) who were serving as executive officers as of the end of fiscal 2011.  Such officers are collectively referred to as the “named executive officers.”

Summary Compensation Table.  The following table sets forth information regarding the named executive officers’ compensation for fiscal years 2011, 2010 and 2009.

SUMMARY COMPENSATION

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
				(1)	(3)	(2)

Charles S. Rhoades (4)	2011	$518,284	$—	$2,113,124	$—	$—	$2,631,408
- Chief Executive Officer and President
	2010	$490,392	$—	$1,071,269	$300,000	$7,350	$1,869,011

	2009	$423,663	$96,000	$332,489	$135,000	$7,350	$994,502

Aaron M. Gomolak (7)	2011	$263,010	$—	$286,176	$—	$5,276	$554,462
- Executive Vice President ,Chief Financial Officer and Treasurer
	2010	$203,869	$—	$664,128	$109,134	$8,243	$985,375

	2009	$—	$—	$—	$—	$—	$—

Leo F. Casey	2011	$296,034	$—	$380,492	$—	$6,779	$683,305
- Executive Vice President and Chief Technology Officer
	2010	$242,406	$—	$586,060	$78,515	$10,186	$917,167

	2009	$200,071	$—	$81,437	$30,011	$7,350	$318,869

Brian J. Michael (5)	2011	$185,849	$—	$106,530	$—	$946	$293,325
- Vice President Global Operations
	2010	$—	$—	$—	$—	$—	$—

	2009	$—	$—	$—	$—	$—	$—

Peter F. DeGraff (6)	2011	$344,644	$—	$391,895	$—	$6,035	$742,574
- Executive Vice President of Worldwide Sales and Marketing
	2010	$279,833	$50,000	$800,313	$126,000	$9,268	$1,265,415

	2009	$232,427	$—	$81,437	$52,162	$7,350	$373,376

Donald R. Peck (8)	2011	$320,366	$—	$79,211	$—	$4,561	$404,138
- Former Chief Financial Officer and Treasurer
	2010	$231,065	$—	$1,562,531	$72,092	$6,932	$1,872,620

	2009	$—	$—	$—	$—	$—	$—

(1)          The amounts in this column reflect the aggregate grant date fair market value in accordance with FASB ASC Topic 718.

(2)          Amounts shown for 2011 reflect the value of shares of common stock obtained through participation in the Corporation’s employee stock purchase plan.  Amounts shown for 2009 and 2010 reflect contributions made by the Corporation to the 401(k) plan.

(3)          2010 non-equity incentive plan compensation represents cash payouts under the 2010 Incentive Bonus Plan.  The amount earned was based on achievement of defined performance goals for all participants. 2009 non-equity incentive plan compensation represents cash payouts under the 2009 Incentive Bonus Plan.  The amount earned was based on achievement of defined performance goals for all participants. The Annual Incentive Bonus Plan is discussed above in “Compensation Discussion and Analysis.”

(4)          Charles S. Rhoades joined the Corporation in May 2008 as the President and Chief Executive Officer.

(5)          Brian Michael joined the Corporation in January 2011as the Vice President Global Supply Chain and was promoted to Vice President Global Operations in August 2011.

(6)          Peter F. DeGraff joined the Corporation in June 2008 as the Executive Vice President of Sales and Marketing.

(7)          Aaron M. Gomolak joined the Corporation in February 2010 as its Senior Vice President of Global Operations and was promoted to Executive Vice President and Chief Financial Officer in May 2011.

(8)          Mr. Peck’s employment with the Corporation terminated on May 10, 2011.

Grants of Plan-Based Awards.  The following table sets forth certain information with respect to plan-based awards granted to the named executive officers in fiscal 2011.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2011

Name	Grant Date (1)	All Other Option Awards Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards($)
Charles S. Rhoades	5/10/2011	300,000	$2.99	$562,231

Leo F. Casey	5/10/2011	100,000	$2.99	$187,410

Peter F. DeGraff	5/10/2011	100,000	$2.99	$187,410

Aaron M. Gomolak	5/10/2011	400,000	$2.99	$745,724

Brian J. Michael	1/3/2011	125,000	$4.74	$379,076
	5/10/2011	25,000	$2.99	$43,924

Donald R. Peck	—	—	—	—

(1)          These options vest over a four-year period as follows: 25% of the shares become exercisable on the first anniversary of the date of grant and 6.25% of the shares become exercisable on each quarterly anniversary thereafter.

Outstanding Equity Awards at Fiscal Year-End.  The following table sets forth certain information with respect to unexercised options held by the named executive officers at the end of fiscal year 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL 2011 YEAR-END TABLE

		Option Awards
				Equity
				Incentive
				Plan Awards
	Number of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised	Option
	Options	Options		Unearned	Exercise	Option
	(#)	(#) (1)		Options	Price	Expiration
Name	Exercisable	Unexercisable		(#)	($)	Date (2)
Charles S. Rhoades
	4,196,518	599,502		—	$1.9000	5/01/2018
	171,875	78,125	(3)	—	$1.1400	3/2/2019
	56,250	43,750	(3)	—	$1.8200	7/1/2019
	109,375	119,298	(3)	—	$2.3500	3/18/2020
	62,500	187,500	(3)	—	$4.2900	10/26/2020
		300,000	(3)	—	$2.9900	5/10/2021
Leo F. Casey
	10,000	—		—	$5.2600	2/4/2012
	30,000	—		—	$5.2600	2/4/2012
	4	—		—	$0.6300	7/7/2013
	4,996	—		—	$0.6300	7/7/2013
	41,236	—		—	$2.0500	10/18/2014
	38,764	—		—	$2.0500	10/18/2014
	10,000	—		—	$1.5500	3/27/2015
	10,000	—		—	$2.9500	5/7/2016
	50,000	—		—	$1.3800	11/3/2017
	104,928	40,650		—	$2.4600	6/29/2018
	224,135	35,287		—	$2.4600	6/29/2018
	68,750	31,250	(3)	—	$1.1400	3/2/2019
	87,500	112,500	(3)	—	$2.3500	3/18/2020
	25,000	75,000	(3)	—	$4.2900	10/26/2020
		100,000	(3)	—	$2.9900	5/10/2021
Peter F. DeGraff
	262,500	37,500		—	$2.5700	5/28/2018
	68,750	31,250	(3)	—	$1.1400	3/2/2019
	109,375	140,625	(3)	—	$2.3500	3/18/2020
	37,500	112,500	(3)	—	$4.2900	10/26/2020
		100,000	(3)	—	$2.9900	5/10/2021
Aaron M. Gomolak
	109,375	140,625	(3)	—	$2.3500	2/01/2020
	25,000	75,000	(3)	—	$4.2900	10/26/2020
	—	400,000	(3)	—	$2.9900	5/10/2021

		Option Awards
				Equity
				Incentive
				Plan Awards
	Number of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised	Option
	Options	Options		Unearned	Exercise	Option
	(#)	(#) (1)		Options	Price	Expiration
Name	Exercisable	Unexercisable		(#)	($)	Date (2)

Brian J. Michael
	—	125,000	(3)		$4.7400	1/3/2021
	—	25,000	(3)	—	$2.9900	5/10/2021
	—	50,000	(3)	—	$1.5700	8/2/2021
Donald R. Peck
	—	250,000	(4)	—	$2.3300	3/15/2020

(1)          Except as otherwise noted, options become exercisable 25% on the date of grant and 75% vesting in equal annual installments over the four-year period from the date of grant.

(2)          The expiration date of each option occurs ten years after the date of grant of such option.

(3)          Options granted in fiscal 2011, 2010 and 2009 became exercisable 25% on the first anniversary of the date of grant and 6.25% on each quarterly anniversary thereafter.

(4)          Upon termination, Mr. Peck’s vested options were exercisable for one year.  Accordingly, unexercised options will expire on May 10, 2012.

Option Exercises and Stock Vested.  One of our named executive officers exercised options fiscal 2011.  In March 2011, Dr. Casey exercised 80,000 options with a strike price of $2.05 per option.  No stock awards vested in fiscal 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)	Total Value Realized on Exercise and Vesting ($)

Charles S. Rhoades	—	—	—	—	—
Leo F. Casey	80,000	$131,982	—	—	$131,982
Peter F. DeGraff	—	—	—	—	—
Aaron M. Gomolak	—	—	—	—	—
Brian J. Michael	—	—	—	—	—
Donald R. Peck	—	—	—	—	—

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

The following table sets forth information regarding the compensation of the Corporation’s non-employee directors during fiscal 2011.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
John M. Carroll
	$41,000	$36,079	—	$77,079
Philip J. Deutch
	$26,000	$28,562	—	$54,562
James J. Kirtley, Jr.
	$23,000	$22,549	—	$45,549
David J. Prend
	$29,000	$34,575	—	$63,575
Robert G. Schoenberger
	$33,000	$36,079	—	$69,079
Daniel R. Dwight
	$39,000	$42,092	—	$81,092

(1)         Mr. Rhoades is not included in this table as he was an employee of the Corporation during 2011 and accordingly received no compensation for his services as director. The compensation received by Mr. Rhoades as an employee is shown in the Summary Compensation Table above.

(2)         The amounts in this column reflect the aggregate grant date fair value, in accordance with FASB ASC Topic 718;

Name	Date of Award	Number of Shares underlying Award (#)	Vesting Term	Grant Date Fair Value ($)	Total Value of Awards ($)
John M. Carroll	6/30/2011	24,000	Upon Grant	$36,079	$36,079
Philip J. Deutch	6/30/2011	19,000	Upon Grant	28,562	28,562
James J. Kirtley, Jr.	6/30/2011	15,000	Upon Grant	22,549	22,549
David J. Prend	6/30/2011	23,000	Upon Grant	34,575	34,575
Robert G. Schoenberger	6/30/2011	24,000	Upon Grant	36,079	36,079
Daniel R. Dwight	6/30/2011	28,000	Upon Grant	42,092	42,092

As of December 31, 2011, each non-employee director had the following number of options outstanding:

Non-Employee Director	# of Options Outstanding
Mr. Carroll	298,000
Mr. Deutch	92,000
Dr. Kirtley	110,000
Mr. Prend	109,000
Mr. Schoenberger	103,000
Mr. Dwight	164,000

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2012, certain information concerning the beneficial ownership of the common stock by (i) each person known by the Corporation to own beneficially five percent (5%) or more of the outstanding shares of common stock; (ii) each of the Corporation’s named executive officers (as defined in “Compensation of Executive Officers”) and directors and (iii) all executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under rules of the Securities and Exchange Commission (the “SEC”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire within 60 days after March 31, 2012 through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner (1)	Number of Shares of common stock Beneficially Owned (2)	Percentage of common stock Beneficially Owned (3)

5% Stockholders
RockPort Capital Partners II, L.P. (4) 160 Federal Street, 18th Floor Boston, MA 02110	29,845,671	18.1%

NGP Energy Technology Partners, L.P. (5) 1700 K Street NW, Suite 750 Washington, D.C. 20006	11,827,761	8.0%

Directors and Named Executive Officers

Charles S. Rhoades	5,346,020	4.0%
Leo F. Casey	754,222	*
Peter F. DeGraff	589,868	*
Aaron M. Gomolak	338,626	*
Donald R. Peck	250,000	*
Brian Michael	50,824	*
John M. Carroll	298,000	*
Daniel R. Dwight	164,000	*
James L. Kirtley, Jr.	125,837	*
David J. Prend(4)	29,845,671	18.1%
Philip J. Deutch(5)	11,827,761	8.0%
Robert G. Schoenberger	103,000	*
All executive officers and directors as a group (eleven persons)	49,443,829	36.6%

*                                         Less than 1%

(1)                                The address for all executive officers and directors, other than Messrs. Prend and Deutch, is c/o Satcon Technology Corporation, 25 Drydock Avenue, Boston, Massachusetts, 02210. The address for Mr. Prend is c/o RockPort Capital Partners II, L.P., 160 Federal Street, 18th Floor, Boston, MA 02110. The address for Mr. Deutch is c/o NGP Energy Technology Partners, L.P., 1700 K Street NW, Suite 750, Washington, D.C. 20006.

(2)                                 Includes the following number of shares of common stock issuable upon the exercise of outstanding stock options which were exercisable within 60 days after March 31, 2012 as follows:

Directors and Named Officers	Vested Options
Mr. Rhoades	5,346,020
Dr. Casey	692,188
Mr. DeGraff	581,250
Mr. Gomolak	278,126
Mr. Michael	45,313
Mr. Peck	250,000
Mr. Carroll	298,000
Mr. Deutch	92,000
Mr. Dwight	164,000
Dr. Kirtley	110,000
Mr. Prend	109,000
Mr. Schoenberger	103,000
All executive officers and directors as a group	8,068,897

(3)                                 For each person and group included in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of 135,125,036 shares of common stock outstanding as of March 31, 2012 plus the number of shares of common stock that such person or group had the right to acquire within 60 days after March 31, 2012.

(4)                                 Includes 13,226,529 shares of common stock issuable upon the exercise of warrants, which warrants are directly owned by RockPort Capital Partners II, L.P.  These securities may be deemed to be beneficially owned by RockPort Capital II, LLC (“RockPort LLC”), and Alexander Ellis III, Janet B. James, William E. James, Charles J. McDermott, Stoddard M. Wilson and David J. Prend (the “Members”).  RockPort LLC is the general partner of RockPort Capital Partners II, L.P. (“RockPort”).  Each of the Members are managing members of RockPort LLC.  Each of RockPort LLC and the Members (the “Rockport Reporting Persons”) disclaim beneficial ownership of the reported securities except to the extent of his, her or its pecuniary interest therein, and this report shall not be deemed an admission that such Rockport Reporting Person is the beneficial owner of the securities for purposes of Section 16 of the Exchange Act or for any other purpose. In connection with the first closing of the private placement of the Series C Preferred Stock in November 2007, RockPort was entitled to designate one individual to be nominated to the Corporation’s Board of Directors.  Mr. Prend was RockPort’s designee and, accordingly, was appointed to the Board of Directors effective upon consummation of the first closing and serves as a member of the Corporate Governance and Nominating Committee and the Compensation Committee.

(5)                                 Includes 719,560 shares of common stock issuable upon the exercise of warrants, which warrants are directly owned by NGP Energy Technology Partners, L.P. (“NGP Energy Tech”), NGP ETP, L.L.C. (“NGP GP”) is the general partner of NGP Energy Tech.  Energy Technology Partners, L.L.C. (“ETP”) is the manager of NGP GP.  Philip J. Deutch (“Mr. Deutch”) is the manager of ETP.  Each of NGP GP, ETP and Mr. Deutch (the “NGP Reporting Persons”) disclaim beneficial ownership of the reported securities except to the extent of his, her or its pecuniary interest therein, and this response shall not be deemed an admission that such NGP Reporting Person is the beneficial owner of the securities for purposes of Section 16 of the Exchange Act or for any other purpose. In connection with the first closing of the private placement of the Series C Preferred Stock in November 2007, NGP Energy Tech was entitled to designate one individual to be nominated to the Corporation’s Board of Directors. Mr. Deutch was NGP Energy Tech’s designee and, accordingly, was appointed to the Board of Directors effective upon consummation of the first closing and serves as a member of the Compensation Committee.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Corporation’s equity compensation plans as of December 31, 2011.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	14,246,004	$2.35	4,544,794 (	1) (2)

(1)         Includes 101,062 shares of common stock issuable under the Corporation’s 2002 Stock Incentive Plan, 4,068,732 shares of common stock issuable under the Corporation’s 2005 Incentive Compensation Plan and 375,000 shares of common stock issuable under the Corporation’s 2010 Employee Stock Purchase Plan.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the Board of Directors of the Corporation has selected McGladrey & Pullen, LLP (“McGladrey”) to act as the Corporation’s independent registered public accountants for the current fiscal year.  In 2010, McGladrey acquired the assets of Caturano and Company, Inc. (formerly Caturano and Company, P.C.) (“Caturano”), the Corporation’s former independent registered public accountants. As a result on August 11, 2010, Caturano resigned as the independent registered public accounting firm for the Corporation, and concurrent with such resignation, the Audit Committee approved the engagement of McGladrey as the new independent registered public accounting firm for the Corporation.  We intend to submit the selection of McGladrey to our stockholders for ratification at the 2012 Annual Meeting of Stockholders.

Audit Fees

McGladrey billed fees of $656,967 for professional services rendered for the audit of the Corporation’s consolidated financial statements as of and for the year ended December 31, 2011 and internal control over financial reporting as of December 31, 2011 included in its Annual Report on Form 10-K for the year ended December 31, 2011, review of the financial statements included in the Corporation’s Quarterly Reports on Form 10-Q, consents issued for various registration statements, and out-of-pocket expenses and administrative fees.

McGladrey billed fees of $445,810 for professional services rendered for the audit of the Corporation’s consolidated financial statements as of and for the year ended December 31, 2010 and internal control over financial reporting as of December 31, 2010, review of the financial statements included in the Corporations Quarterly Reports on Form 10-Q, and out-of-pocket expenses and administrative fees.  Caturano billed fees of $176,256 for the review of the financial statements included in the Corporation’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, consents issued for various registration statements and comfort letters and out-of-pocket expenses and administrative fees.

Audit-Related Fees

During fiscal 2011, McGladrey billed fees of $5,580 for audit-related fees.  During fiscal 2010, neither Caturano nor McGladrey billed the Corporation for any audit-related fees.

Tax Fees

Neither Caturano nor McGladrey billed the Corporation any fees during the years ended December 31, 2011or 2010 for professional services related to tax, tax compliance, tax advice and tax planning.

All Other Fees

Neither Caturano nor McGladrey billed the Corporation for any other professional services in the years ended December 31, 2011 and 2010.

All of the services provided under Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are approved by the Audit Committee.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services.  The Audit Committee pre-approved all audit and permissible non-audit services provided in 2011.

PART IV

Item 15. Exhibits, Financial Statement Schedules

15(a)(3) Exhibits - The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts on April 27, 2012.

SATCON TECHNOLOGY CORPORATION
By:
/s/ CHARLES S. RHOADES
Charles S. Rhoades
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.