Form 10-Q
period 2012-03-31
SATCON TECHNOLOGY CORP
filed 2012-05-10
CIK 889423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Common Stock, $0.01 Par Value,

144,053,553 shares outstanding as of April 30, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$15,916,614	$21,586,497
Accounts receivable, net of allowances of $3,400,492 and $2,231,616 at March 31, 2012 and December 31, 2011, respectively	34,087,346	46,082,592
Inventory	46,029,526	49,937,028
Note receivable	100,000	4,114,388
Prepaid expenses and other current assets	2,085,174	2,468,202
Total current assets	98,218,660	124,188,707
Property and equipment, net	10,565,644	11,091,910
Other long-term assets	576,990	676,850
Total assets	$109,361,294	$135,957,467
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$20,487,546	$34,675,000
Accounts payable	55,040,479	51,955,218
Accrued payroll and payroll related expenses	2,142,444	3,011,981
Other accrued expenses	7,473,788	6,959,197
Accrued restructuring costs	896,285	1,543,830
Note payable, current portion, net of discount of $273,796 and $320,592 at March 31, 2012 and December 31, 2011, respectively	4,093,930	3,912,600
Current portion of subordinated convertible note	10,360,000	12,369,336
Current portion of deferred revenue	3,460,394	6,015,235
Total current liabilities	103,954,866	120,442,397
Warrant liabilities	50,000	131,530
Note payable, net of current portion and discount of $71,275 and $120,931 at March 31, 2012 and December 31, 2011, respectively	4,010,117	5,104,157
Subordinated convertible note, net of current portion	—	5,870,664
Deferred revenue, net of current portion	27,194,160	25,525,032
Other long-term liabilities	715,076	709,986
Total liabilities	135,924,219	157,783,766
Commitments and contingencies (Note I)
Stockholders’ deficit:
Preferred stock; $0.01 par value 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock; $0.01 par value, 200,000,000 shares authorized; 135,125,036 and 121,803,656 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,351,251	1,218,037
Additional paid-in capital	314,109,889	305,310,085
Accumulated deficit	(340,594,497)	(326,924,853)
Accumulated other comprehensive loss	(1,429,568)	(1,429,568)
Total stockholders’ deficit	(26,562,925)	(21,826,299)
Total liabilities and stockholders’ deficit	$109,361,294	$135,957,467

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

Product revenue	$24,288,514	$62,004,937
Cost of product revenue	24,127,818	47,132,525
Gross margin	160,696	14,872,412

Operating expenses:
Research and development	3,236,226	6,136,333
Selling, general and administrative	9,975,174	10,223,313
Restructuring charges	292,221	—
Total operating expenses	13,503,621	16,359,646

Operating loss	(13,342,925)	(1,487,234)

Change in fair value of convertible note and warrants	450,041	123,561
Other income (expense), net	116,567	(199,856)
Interest income	455	151
Interest expense	(893,782)	(575,249)

Net loss before provision for income taxes	(13,669,644)	(2,138,627)

Provision for income taxes	—	—

Net loss	(13, 669,644)	(2,138,627)

Net loss per weighted average share, basic and diluted	$(0.11)	$(0.02)

Weighted average number of common shares, basic and diluted	128,096,372	118,726,322

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2012

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit	Comprehensive Loss
Balance, December 31, 2011	121,803,656	$1,218,037	$305,310,085	$(326,924,853)	$(1,429,568)	$(21,826,299)
Net loss	—	—	—	(13,669,644)	—	(13, 669,644)	$(13, 669,644)
Employee stock-based compensation	—	—	1,281,503	—	—	1,281,503	—
Issuance of common stock in connection with the Employee Stock Purchase Plan	166,209	1,662	85,097	—	—	86,759	—
Issuance of common stock tocontractors	100,000	1,000	49,000	—	—	50,000	—
Issuance of common stock from the conversion of Subordinated Convertible Note	13,055,171	130,552	7,384,204	—	—	7,514,756	—
Comprehensive loss	—	—	—	—	—	—	$(13, 669,644)
Balance, March 31, 2012	135,125,036	$1,351,251	$314,109,889	$(340,594,497)	$(1,429,568)	$(26,562,925)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net loss	$(13,669,644)	$(2,138,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	556,788	466,846
Provision for uncollectible accounts	1,168,876	130,338
Provision for excess and obsolete inventory	(557,898)	90,793
Non-cash stock based compensation expense	1,331,503	1,337,075
Change in fair value of convertible note and warrants	(450,041)	(123,561)
Non-cash interest expense	132,835	115,064
Changes in operating assets and liabilities:
Accounts receivable	10,826,370	4,183,247
Prepaid expenses and other current assets	346,645	(686,902)
Other long-term assets	99,860	(217,744)
Inventory	4,465,400	(32,418,172)
Note receivable	4,014,388	—
Accounts payable	3,085,261	11,439,357
Accrued expenses and payroll	(351,679)	303,010
Accrued restructuring	(647,545)	(49,203)
Deferred revenue, current and long-term portion	(885,713)	5,805,366
Other liabilities	5,090	13,381
Total adjustments	23,140,140	(9,611,105)

Net cash provided by (used in) operating activities	9,470,496	(11,749,732)

Cash flows from investing activities:
Purchases of property and equipment	(30,522)	(1,823,937)

Net cash used in investing activities	(30,522)	(1,823,937)

Cash flows from financing activities:
Net (payments) borrowings under line of credit	(14,187,454)	15,000,000
Proceeds from Employee Stock Purchase Plan	86,759	278,516
Repayment of note payable	(1,009,162)	—
Net proceeds from exercise of options to purchase common stock	—	294,772
Net proceeds from exercise of warrants to purchase common stock	—	1,526,042
Net cash provided by (used in) financing activities	(15,109,857)	17,099,330

Net (decrease) increase in cash and cash equivalents	(5,669,883)	3,525,661
Cash and cash equivalents at beginning of period	$21,586,497	30,094,162
Cash and cash equivalents at end of period	$15,916,614	$33,619,823

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended,
	March 31, 2012	March 31, 2011
Non-cash Investing and Financing Activities:
Employee stock-based compensation	$1,281,503	$1,337,075
Issuance of stock to consultant	50,000	—
Issuance of warrants	—	1,310,000

Interest and Income Taxes Paid:
Interest	$691,651	$115,063
Income taxes	—	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (“2012”) AND MARCH 31, 2011 (“2011”)

(Unaudited)

Note A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Satcon and its wholly owned subsidiaries (Satcon Power Systems Canada, Ltd.  and Satcon Trading (Shenzhen) Co., Ltd.) (collectively, the “Company”) as of March 31, 2012 and for the three months ended March 31, 2012 and 2011, and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note B. Realization of Assets and Liquidity

The Company has developed a business plan that envisions an increase in assets and revenue from the results experienced in the recent past. This plan includes announced reductions in our global workforce of approximately 35% by closing its Canada manufacturing facility and resizing its infrastructure in Europe, China and the U.S. The Company expects these reductions will be completed by June 30, 2012. The Company has also focused product design, commercial sales and marketing on its best performing markets in North America and Asia, and will be moving a significant portion of international sales and marketing to a partnership model. The Company’s cost reduction program also includes optimizing the design of its Prism Platform solutions and transferring more subassembly work to Asia. These actions reset the Company’s expense structure to much lower levels. In addition, the Company has reduced the amount of working capital held on the Company’s balance sheet by bringing down inventory and accounts receivable to more normalized levels. The Company believes that its existing plan will generate sufficient cash which, along with its existing cash on hand, will enable it to fund operations through at least March 31, 2013. Additionally, the Company has a line of credit, as modified in June 2011, in place with Silicon Valley Bank and believes that it has the ability to refinance and/or expand the availability of such asset-based financing. Such actions would likely require the consent of its existing lenders, and there can be no assurance that such consents would be given. Furthermore, there can be no assurance that the Company would be able to obtain similar or additional asset-based financing if and when sought.

The Company’s funding plans for its working capital needs and other commitments may be adversely impacted if it fails to realize its underlying assumed levels of revenues and expenses, receivables are not collected or if the Company fails to remain in compliance with the covenants of its bank line, subordinated note payable or subordinated convertible note. In addition, a default on the Company’s subordinated convertible notes, due to delisting or other trading restrictions, could cause the Company to have to make payments in cash, subject to restrictions for other debt holders. If any of these events were to occur, the Company may need to raise additional funds in order to sustain operations by selling equity or taking other actions to conserve its cash position, which could include selling certain assets, delaying capital expenditures and incurring additional indebtedness. Such actions would likely require the consent of Silicon Valley Bank, the lender of the Company’s subordinated note, and/or the holder of the Company’s subordinated convertible note, and there can be no assurance that such consents would be given. Furthermore, there can be no assurance that the Company will be able to raise such funds if they are required.

Note C. Significant Accounting Policies and Basis of Consolidation

There have been no material changes from the Significant Accounting Policies and Basis of Presentation previously disclosed in Part II, Item 8, contained within “Notes to Consolidated Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011.

Basis of Consolidation

The consolidated financial statements include the accounts of Satcon and its wholly owned subsidiaries (Satcon Power Systems Canada, Ltd. and Satcon Trading (Shenzhen) Co., Ltd.).   All intercompany accounts and transactions have been eliminated in consolidation.

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

Contract Losses

When the current estimates of total contract revenue for a customer order indicates a loss, a provision for the entire loss on the contract is recorded.  At March 31, 2012 and December 31, 2011, there were no amounts accrued related to contract losses. The excess costs over projected revenues are recorded as a component of both cost of sales and research and development expense.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly-liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At March 31, 2012 and December 31, 2011, the Company had no restricted cash.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets whenever events or changes in circumstances indicate that a carrying amount of the asset may not be recoverable. The Company determines the fair value of certain of the long-lived assets based on a discounted cash flow income approach. The income approach indicates the fair value of a long-lived assets based on the discounted value of the cash flows that the long-lived asset can be expected to generate in the future over the life of the long-lived asset. This analysis is based upon projections prepared by the Company. These projections represent management’s best estimate of future results. In making these projections, the Company considers the markets it is addressing, the competitive environment and the Company’s advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. In addition, the Company performs a macro assessment of the overall likelihood that we would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows.

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

Foreign Currency Translation

As of April 1, 2010, the Company determined that the functional currency of its foreign subsidiaries was the US dollar.  As the functional currency changed from the foreign currency to the reporting currency, the translation adjustments as of April 1, 2010 remains as a component of accumulated other comprehensive income (loss).  Prior to this determination, the functional currency was the local currency, assets and liabilities were translated at the rates in effect at the balance sheet dates, while stockholders’ equity (deficit) including the long-term portion of intercompany advances was translated at historical rates. Statements of operations and cash flow amounts were translated at the average rate for the period. Translation adjustments were included as a component of accumulated other comprehensive income (loss). The Company records the impact from foreign currency transactions as a component of other income (expense).  Foreign currency gains and losses were a gain of $53,130 and a loss of $28,000 for the three months ended March 31, 2012 and March 31, 2011, respectively.  All foreign currency transaction gains and losses were recorded as a component of other income (loss), net.

Foreign Currency Hedges

The Company uses foreign currency contracts to manage its exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables. The Company primarily hedges foreign currency exposure to the Euro. The Company does not engage in trading, market making or speculative activities in the derivatives markets. The foreign currency contracts utilized by the Company do not qualify for hedge accounting treatment, and as a result, any fluctuations in the value of these foreign currency contracts are recognized in other income (expense),net in our consolidated statements of operations as incurred. The fluctuations in the value of these foreign currency contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of March 31, 2011, the Company had foreign currency contracts with a net notional value equivalent to $2.2 million, which matured on April 18, 2011.  On April 18, 2011, the Company entered into a foreign currency hedge with a bank with a notional amount of approximately $1.6 million, and a term of 90 days. For the three months ended March 31, 2012, the Company has no foreign currency contracts.

The following table shows the changes in the fair value of our foreign currency contract recorded in net loss during the three month period ended March 31, 2011:

(Loss) Gain
Three Months Ended March 31, 2011

Foreign currency hedges (a)	$(130,410)

(a)                   The Company recorded transaction losses associated with the re-measurement of its foreign denominated assets of $27,775 in the three months ended March 31, 2011. Transaction losses were included in Other income (expense), net in the consolidated statements of operations. The net impact of transaction (losses) gains associated with the re-measurement of the foreign denominated assets and the losses incurred on the foreign currency hedges was a net loss of $158,185.

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

As of December 31, 2011, the Company had federal and state net operating loss (“NOL”) carry forwards and federal and state R&D credit carry forwards, which may be available to offset future federal and state income tax liabilities which expire at various dates through 2032. Utilization of the NOL and R&D credit carry forwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 or 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a rolling three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition.

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

The Company recognized the full impact of its share-based compensation plans in the consolidated financial statements for the three months ended March 31, 2012 and 2011 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material.  The following table presents stock-based compensation expense, included in the Company’s consolidated statement of operations:

	Three Months Ended
	March 31, 2012	March 31, 2011
Cost of product revenue	$90,001	$145,727
Research and development	219,656	271,492
Selling, general and administrative expenses	971,846	919,856
Share-based compensation expense from continuing operations before tax	1,281,503	1,337,075
Income tax benefit	—	—
Net share-based compensation expense	$1,281,503	$1,337,075

Compensation expense associated with the granting of stock options to employees is being recognized on a straight line basis over the service period of the option. In instances where the actual compensation expense would be greater than that calculated using the straight line method, the actual compensation expense is recorded in that period.

Included in the 2012 and 2011 stock-based compensation expense above are amounts related to employee participation in the Employee Stock Purchase Plan (“ESPP”) of approximately $103,000 and $134,000, respectively. See Note R, Employee Benefit Plan.

At March 31, 2012 approximately $7.1 million in unrecognized compensation expense remains to be recognized over a weighted average period of 1.3 years.  The table below summarizes the recognition of the deferred compensation expense associated with employee stock options over the next four years as follows:

Calendar Years Ending December 31,	Non Cash Stock-Based Compensation Expense
2012	$2,338,509
2013	2,556,143
2014	1,870,291
2015	369,832
2016	781
Total	$7,135,556

The weighted average grant date fair value of options granted during the three months ended March 31, 2012 and 2011 were $0.48 and $4.40, respectively, per option.  The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

Three Months Ended
Assumptions:	March 31, 2012	March 31, 2011
Expected life	5.6 years (1)	5.6 years (1)
Expected volatility ranging from	78.71% – 82.53% (2)	73.63% – 75.08% (2)
Dividends	none	none
Risk-free interest rate	1.0% (3)	2.15% (3)
Forfeiture Rate (4)	0% - 6.25%	0% - 6.25%

(1)          The option life was determined using actual option experience. Prior to March 31, 2010, the option life was determined using the simplified method for estimating expected option life, which qualify as “plain vanilla” options.

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

Net Loss per Basic and Diluted Common Share

The Company reports net loss per basic and diluted common share in accordance with standards established for computing and presenting earnings per share. Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, except when the effect would be anti-dilutive. See Note E, Loss Per Share, for more information related to options, warrants and Convertible Subordinated Note which would be considered anti-dilutive.

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

The Company’s trade accounts receivable and fees are primarily from sales to commercial customers. The Company does not require collateral and has not historically experienced significant credit losses related to receivables, letters of credit or unbilled contract costs and fees from individual customers or groups of customers in any particular industry or geographic area.

Significant customers are defined as those customers that account for 10% or more of total net revenue in a fiscal year or 10% or more of accounts receivable at the end of a fiscal period.  The table below details out customers that were considered significant, greater than 10%, as it pertains to both revenues for the three months ended March 31, 2012 and 2011 and accounts receivable as of March 31, 2012 and December 31, 2011.

Period	Revenue Three Months Ended March 31, 2012 and March 31, 2011	Accounts Receivable At March 31, 2012 and December 31, 2011
2012	QCells North America (approximately 19.4%) SunPower Corporation (approximately 13.7%)	QCells North America (approximately 10.1%)

2011	GCL Solar Limited (approximately 15.1%) The Ciro Group (approximately 14.3%) RMT, Inc. (approximately 12.2%) SunPower Corporation (Approximately 10.0%)	GCL Solar Limited (approximately 10.5%)*

* The accounts receivable associated with this customer were backed by irrevocable letters of credit at December 31, 2011.

Significant suppliers are defined as those suppliers that account for 10% or more of total purchases in a fiscal year or 10% or more of accounts payable at the end of a fiscal period. At March 31, 2012, there was one supplier, Perfect Galaxy, which made up approximately 39.5% of the Company’s gross accounts payable.  Purchases from this supplier for the first quarter of 2012 were approximately $11.2 million.  At December 31, 2011, there was one supplier, Perfect Galaxy, which made up approximately 66% of the Company’s gross accounts payable at December 31, 2011. The Company’s non-exclusive contract manufacturing agreement with Perfect Galaxy was extended for 5 years in February 2012.

Research and Development Costs

The Company expenses research and development costs as incurred. Cost of research and development and other revenue includes costs incurred in connection with both funded research and development and other revenue arrangements and unfunded research and development activities.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss and foreign currency translation adjustments prior to the changing of the functional currency in Canada to the US dollar.  Pursuant to ASC 220, as amended, the Company is required to present the components of net income (loss) and other comprehensive income (loss) either as one continuous statement or as two separate but consecutive statements.  The Company, since the change in the functional currency of its Canadian subsidiary in April 2010, does not have any other comprehensive income (loss) activity for the three months ended March 31, 2012, and therefore will not be presenting this information in tabular format as required.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, warrants to purchase shares of common stock, accounts payable, foreign currency hedge, subordinated note payable and the line of credit. The estimated fair values have been determined through information obtained from market sources and management estimates.  The Company’s warrant liability and foreign currency hedge is recorded at fair value.  See “Fair Value Measurements” below.  The carrying value of the subordinated notes payable, as of March 31, 2012, is not materially different from the fair value of the notes. The estimated fair values of the remaining financial instruments approximate their carrying values at March 31, 2012 and December 31, 2011.

Fair Value Measurements

The fair value of the Company’s financial assets and liabilities are measured using inputs from the three levels of fair value hierarchy which are as follows:

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

The amounts outstanding under our Loan Agreement and subordinated notes payable are not measured at fair value in our accompanying consolidated balance sheets. We determine the fair value of the amount outstanding under our Loan Agreement and subordinate notes payable using a discounted cashlow approach based on current market interest rates for debt issues with similar remaining years to maturity. Our Loan Agreement and subordinated notes payable are valued using level 2 inputs.

The following table sets forth the fair value of certain of our liabilities as of March 31, 2012 by level within the fair value hierarchy are as follows:

	Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Subordinated convertible note (2)	$10,360,000	$—	$—	$10,360,000
Long-term warrant liabilities (1)	50,000	—	50,000	—
Total Liabilities	$10,410,000	$—	$50,000	$10,360,000

Transfers in and out of Level 3 of the fair value hierarchy consist of settlements of the convertible note and adjustments to the fair value of the convertible note:

Subordinated Convertible Note
Balance at December 31, 2011	$18,240,000
Transfers into Level 3	—
Transfers out of Level 3	—
Total losses for the period	—
Fair value adjustment	(368,511)
Settlement (conversion to common shares)	(7,511,489)
Fair value at March 31, 2012	$10,360,000

There were no assets measured at fair value on a recurring basis as of December 31, 2011. Liabilities measured at fair value on a recurring basis as of December 31, 2011 are as follows:

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

Transfers in and out of Level 3 of the fair value hierarchy consist of the issuance of the subordinated convertible note in June 2011, and the subsequent modification in December 2011 (for details of the change in fair value related activity see Note I, Commitments and Contingencies - Subordinated Convertible Note).

The following table rolls forward the Level 3 balance as it relates to the subordinated convertible note:

Subordinated Convertible Note
Balance at December 31, 2010	$—
Transfers into Level 3	36,090,000
Transfers out of Level 3	(17,320,000)
Total losses for the period	—
Fair value adjustment	679,152
Settlement (conversion to common shares)	(1,209,152)
Fair value at December 31, 2011	$18,240,000

(1)          The Company’s Level 2 financial liabilities consist of long term investor warrant liabilities comprised of the Warrant As, Warrant Cs, the warrants issued to the investors in connection with the 2007 preferred stock financing (the “2007 Financing Warrants”) and the placement agent warrants.  The fair value of the Warrant As and Warrant Cs is being estimated using a binomial lattice model and the fair value of the placement agent warrants and the 2007 Financing Warrants is being estimated using the Black-Scholes option pricing model. (See Note K. Warrant Liabilities-Valuation — Methodology and Significant Assumptions; Note L - Redeemable Convertible Series B and Series C Preferred Stock; and “Warrant Liabilities”).

(2)          The Company’s Level 3 financial liabilities consist of a subordinated convertible notes. (See Note I. Commitments and Contingencies.) The valuation of this instrument utilizes a continuous-variable stochastic process in the form of a Monte-Carlo Simulation and includes unobservable inputs supported by little or no market activity such as discount rate applicable to the instrument’s debt-like feature, probabilities of debt-like and equity-like positions, and various probabilities of occurrences of certain future events. The analysis also includes the contractual terms of instrument in the form of interest rate, timing and extent of principal and interest payments, and time to maturity.

The estimated fair value of certain financial instruments including cash, accounts receivable and accounts payable, approximate carrying value due to their short maturity.

Subordinated Convertible Note

The Company has elected to account for the Subordinated Convertible Note (“Convertible Note”) as an instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of ASC 815. The Company has identified all of the derivatives associated with the June 30, 2011 financing; however, several of the derivatives cannot be reliably measured nor reliably associated with another derivative that can be reliably measured. As such, the Company has appropriately valued these derivatives as a single contract together with the Convertible Note. As permitted under ASC 825-10-10, the Company has elected as of the issuance date to measure the Convertible Note in its entirety at fair value with changes in fair value recognized as either gain or loss until the notes are settled. This election was made by the Company after determining that the fair value of the Convertible Note to be more meaningful in the context of the Company’s financial statements than if separate fair values were assigned to each of the multiple embedded instruments contained in such Convertible Note.

Warrant Liabilities

Upon issuance, the Warrant As, Warrant Bs and Warrant Cs, along with the Placement Agent Warrants (together the “Warrants”), did not meet the requirements for equity classification, because such warrants (a) must be settled in registered shares, (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares and (c) provide a cash-out election using a Black-Scholes valuation under various circumstances.  Therefore these Warrants are required to be accounted for as freestanding derivative instruments.  Changes in fair value are recognized as either a gain or loss in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities.”

The Company determined the fair value of the investor warrants (the Warrant As and Warrant Cs) and placement agent warrants using valuation models it considers to be appropriate. The Company’s stock price has the most significant influence on the fair value of its warrants. An increase in the Company’s common stock price would cause the fair values of the warrants to increase, because the exercise price of the warrants is fixed at $1.815 per share, and result in a charge to the Company’s statement of operations. A decrease in the Company’s stock price would likewise cause the fair value of the warrants to decrease and result in a credit to the Company’s statement of operations. See Note K. Warrant Liabilities for valuation discussion.

Note D.  Shareholders Rights Agreement

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

Note E. Loss Per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended
	March 31, 2012	March 31, 2011
Net Loss	$(13,669,644)	$(2,138,627)
Basic and diluted:
Common shares outstanding, beginning of period	121,803,656	117,911,278
Weighted average common shares issued during the period	6,292,716	815,044
Weighted average shares outstanding—basic and diluted	128,096,372	118,726,322

Net loss per weighted average share, basic and diluted	$(0.11)	$(0.02)

As of March 31, 2012 and 2011, shares of common stock issuable upon the exercise of options and warrants and upon the conversion of the convertible note were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive.  Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, except when the effect would be antidilutive.

The table below summarizes the actual number of shares of common stock issuable upon the exercise of options and warrants and upon the conversion of the convertible note that were excluded from the calculation above due to their effect being antidilutive:

	March 31, 2012	March 31, 2011
Common Stock issuable upon the exercise of:
Options	13,812,439	13,712,720
Warrants	15,442,350	15,551,443
Total Options and Warrants excluded	29,254,789	29,264,163

Common Stock issuable upon the conversion of the convertible note and excluded(1)	10,578,065	—

(1)          This amount represents the number of shares issuable using the conversion price of $0.8381 per share, without considering the volume weighted average price of the Company’s common stock, at March 31, 2012. See Note I. Commitments and Contingencies for discussion of the conversion price. The Company has registered for resale 34,557,281 shares related to the subordinated convertible note, of which 19,672,909 remain unissued as of March 31, 2012.

The table below details out shares of common stock underlying securities for which the securities would have been considered dilutive at March 31, 2012 and 2011, had the Company not been in a loss position:

	# of Underlying Common Shares
	March 31, 2012	March 31, 2011
Employee stock options	1,000	11,976,220
Warrants to purchase common stock	—	15,551,443
Convertible note(1)	10,578,065	—
Total	10,579,065	27,527,663

Note F. Inventory

Inventory components at the end of each period were as follows:

	March 31, 2012	December 31, 2011
Raw material	$21,897,560	$25,163,100
Work-in-process	934,090	1,677,360
Finished goods	23,197,876	23,096,568
	$46,029,526	$49,937,028

During December of 2011, the Company reorganized its operations focusing commercial sales, marketing and product development on its fastest growing markets in North America and Asia. As a result of this reorganization, the Company recorded a provision for excess and obsolete inventory of $16 million relating primarily to its Solstice product line and its European inventory and other inventory considered excess or obsolete.  During the period ended March 31, 2012, the Company sold approximately $0.9 million of the inventory that was fully reserved.

Note G. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2012	December 31, 2011
Machinery and equipment	$7,053,745	$6,758,627
Assets under construction	232,267	232,267
Furniture and fixtures	1,211,574	1,211,574
Computer software	897,425	1,162,032
Leasehold improvements	8,521,803	8,521,503
	17,916,814	17,886,303
Less: accumulated depreciation and amortization	(7,351,170)	(6,794,393)
	$10,565,644	$11,091,910

Depreciation and amortization expense relating to property and equipment for the three months ended March 31, 2012 and 2011 was approximately $0.6 million and approximately $0.5 million, respectively.

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

In accordance with ASC 450-20, the Company accrues for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of ASC 450-20-25-2. In instances where the Company determines that a loss is probable and the Company can reasonably estimate a range of losses the Company may incur with respect to such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate of the possible loss. If the Company is able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company records an accrual in the amount that is the low end of such range. When a loss is reasonably possible but not probable the Company will not record an accrual but it will disclose its estimate of the possible range of loss where such estimate can be made in accordance with ASC 450-20-25-3. During 2011, the Company had accrued approximately $0.7 million related to the FuelCell Energy Arbitration and $0.5 million related the SynQor dispute noted below. During the Quarter ended March 31, 2012, the Company accrued an additional $0.3 million related to the SynQor dispute.

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

FuelCell Arbitration.  On February 17, 2011, FuelCell Energy, Inc. (“FuelCell Energy”) filed a Demand for Arbitration with the American Arbitration Association seeking recovery of damages related to allegedly defective transformers that the Company procured for them. In its Demand for Arbitration, FuelCell Energy asserts that it is entitled to recovery of approximately $2.8 million from the Company. On October 27, 2011, the Company and FuelCell Energy reached a settlement in regards to these claims. The Company, among other considerations, paid FuelCell Energy approximately $225,000. In addition, the Company guaranteed discounts on future purchases of approximately $160,000. These amounts have been included in the Company’s result of operations for the year ended December 31, 2011.

Class Action Litigation.  In July 2011, two purported securities class action complaints were filed against us, our Chief Executive Officer and our former Chief Financial Officer by the following plaintiffs, individually and on behalf of all others similarly situated, in the U.S. District Court, District of Massachusetts: Allan Edwards (filed July 19, 2011) and Larry Ziegler (filed July 21, 2011). The virtually identical complaints are purportedly brought on behalf of persons who acquired our common stock during the period of March 4, 2010 through July 5, 2011, and allege claims against all defendants for violations under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, as well as claims against the individual defendants for violations of Section 20(a) of the Exchange Act. Putative plaintiffs claim that the defendants caused our common stock to trade at artificially inflated prices through false and misleading statements and/or omissions related to our business. The complaints seek compensatory damages for all damages sustained as a result of the defendants’ actions, including reasonable costs and expenses, and other relief as the court may deem just and proper. The Company believe these allegations are baseless and the Company intends to defend against them vigorously. At this time, the Company believes a loss is neither probable or estimable.

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

SynQor, Inc.  On August 23, 2011, SynQor, Inc. instituted suit against the Company seeking approximately $5,000,000 in damages arising out of the Company’s alleged failure to pay SynQor for products supplied to the Company and for allegedly inducing SynQor to purchase raw materials on the Company’s behalf. Subsequent to the filing of the suit the Company has paid SynQor for all open invoices for goods that SynQor has supplied to the Company. The Company does not believe that the Company has any liability to SynQor for inducing them to buy raw materials on the Company’s behalf and the Company intends to defend this matter vigorously. SynQor and the Company agreed to submit this matter to non-binding mediation and a mediation session which took place in March 2012. Following the mediation session, the Company and SynQor have continued to discuss the possibility of settling the case.  The parties have tentatively proposed, subject to the negotiation of formal settlement documents, settling the matter for a payment by the Company of $0.8 million.  The Company initially expensed $0.5 million during the year ended December 31, 2011.  For the period ended March 31, 2012 the Company expensed the additional $0.3 million.  The settlement is to be paid out in 12 monthly installments beginning in July 2012.

Note I. Commitments and Contingencies

Operating Leases

The Company leases its facilities under various operating leases that expire through October 2016.

Future minimum annual rentals under lease agreements at March 31, 2012 are as follows:

Fiscal Year
2012	$2,004,758
2013	2,237,841
2014	2,234,471
2015	1,680,105
2016	1,526,255
thereafter	890,315
Total	$10,573,745

Purchase Order Liability

At December 31, 2011, the Company had non-cancellable purchase commitments with several of its key suppliers. At December 31, 2011, the Company evaluated these purchase commitments and determined that approximately $8.1 million of the outstanding purchase commitment related to excess and obsolete inventory and would result in a loss. As a result, the Company recorded a liability of $8.1 million and expensed the cost of these materials in the statement of operations for the year ended December 31, 2011.   As of March 31, 2012, the Company had a non-cancellable purchase order liability of approximately $17.4 million, for which there remains a $5.2 million liability for excess and obsolete inventory.

Letters of Credit:

The Company utilizes a standby letter of credit to satisfy a security deposit requirement. Outstanding standby letters of credit as of March 31, 2012 and December 31, 2011 were $0.3 million and $0.3 million, respectively. The Company may be required to pledge cash as collateral on these outstanding letters of credit. As of March 31, 2012 and December 31, 2011, there was not any cash pledged as collateral for these letters of credit.

Employment Agreements

The Company’s employment arrangements with each of its current Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Executive Vice President of Sales and Marketing, Vice President of Global Operations, Vice President of Quality and Vice President, Administration & Secretary provide that, if such officer’s employment is terminated by the Company without cause or is constructively terminated, his salary and medical benefits will be continued for one year thereafter subject to his execution of a release agreement with the Company. In May 2011, the Company terminated the employment of its then Chief Financial Officer. Accordingly, the Company has recorded a severance accrual of approximately $0.3 million. As of March 31, 2012, approximately $72,000 remains to be paid.

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

The amount available to borrow by the Company is reduced to the extent that the Company has letters of credit backed by the Amended Loan Agreement. At March 31, 2012 the Company had approximately $0.3 million outstanding on letters of credit.

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

The Amended Loan Agreement, if not sooner terminated in accordance with its terms, originally was to expire on April 23, 2014. On June 30, 2011, in conjunction with the Company’s subordinated convertible note financing, the Amended Loan Agreement was amended to expire on April 23, 2013.

At March 31, 2012 and December 31, 2011, the Company had $20.5 million and $34.7 million outstanding under the Loan Agreement and the Bank’s prime rate was 4%. The rate used was the Bank’s prime rate of 4.0% plus 0.50% (or 4.5% at March 31, 2012 and December 31, 2011). As of March 31, 2012, the Company had approximately $1.3 million available under the line of credit.

Subordinated Convertible Note

On June 29, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchaser named therein (the “Purchaser”) in connection with the private placement (the “Private Placement”) of $16.0 million principal amount of an unsecured, subordinated convertible note (the “Convertible Note”). The Private Placement closed on June 30, 2011. 34,557,281 shares that may be issued upon conversion of the Convertible Note, or as payment of principal or interest on the Convertible Notes in lieu of cash, were registered for resale under the Securities Act.

Among other terms, the Purchase Agreement provides that the Company will not redeem or declare or pay any dividends on, any of its securities without consent of the Purchaser.

The Company also entered into a Registration Rights Agreement with the Purchaser pursuant to which the Company agreed to register the common stock issuable upon conversion of, or the payment of interest on, the Convertible Note, as further described below. The Company agreed to file a registration statement under the Securities Act within 20 days of the closing of the Private Placement to register the resale of the shares of common stock issuable upon conversion of the Convertible Note and as payment of interest on the Convertible Note, which it did. The Company agreed to use its best efforts to cause the registration statement to be declared effective within 70 days following the closing of the Private Placement (or 90 days of the registration statement is reviewed by the Securities and Exchange Commission) and to keep the registration statement effective until the earlier of (1) the date all of the securities covered by the registration statement have been sold, (2) the date all of the securities covered by the registration statement may be sold without restriction under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). If the Company fails to comply with these or certain other provisions, then the Company shall be required to pay liquidated damages of 1% of the outstanding principal amount of the Convertible Note for the initial occurrence of such failure and for each subsequent 30 day period in which the failure continues. The net proceeds of the sale of the Convertible Note were approximately $14.9 million, after deducting placement fees and other offering-related expenses. The initial Registration Statement covering 11,403,988 shares of common stock was declared effective on July 27, 2011. Following the automatic reset of the conversion price on the Adjustment Date (as defined below), a subsequent registration statement covering an additional 23,153,293 shares of common stock was filed and was declared effective on December 21, 2011.

The Convertible Note had a principal amount of $16.0 million and was initially convertible into shares of the Company’s common stock at a conversion price of $2.92, subject to adjustment. The conversion price adjusted on the eleventh trading day following the public announcement of the Company’s financial results for the quarter ending September 30, 2011 (the “Adjustment Date”), to the lower of (i) the then effective conversion price and (ii) 110% of the arithmetic average of the volume weighted average price of the Company’s common stock for the ten consecutive trading days ending on the trading day immediately preceding the Adjustment Date, or $0.8381 per share. Accordingly, on the Adjustment Date, the conversion price was adjusted to $0.8381. On December 1, 2011, the Convertible Note was amended to provide that the conversion price of the Convertible Note on the applicable conversion date is the lower of (1) the conversion price then in effect and (2) with respect to a total of ten separate conversions, a price equal to 92% of the closing bid price of our common stock on the trading day immediately preceding the applicable conversion date.  On April 20, 2012, the Company and the Purchaser entered into an agreement regarding the Convertible Note (the “April 2012 Agreement”), which among other things, lowered the conversion price to $0.40 while still allowing for ten separate conversions of the Convertible Note at a price equal to 92% of the closing bid price of the Company’s common stock on the trading day immediately preceding the applicable conversion date. The April 2012 Agreement is further described below.

The Convertible Note matures on July 1, 2013, and bears an interest at a rate of 7.0% per annum. Interest is payable monthly, beginning on November 1, 2011. Principal and interest (each, an “installment amount”) are payable monthly (which commenced on November 1, 2011), and may be made in cash or, at the option of the Company if certain equity conditions are satisfied, in shares of its common stock. If all or any portion of an installment amount is paid in shares of common stock, the price per share (the “Company Conversion Price”) will be at the lower of (i) the then current conversion price and (ii) 82% of the arithmetic average of the volume weighted average price of the Company’s common stock for the ten consecutive trading days ending on the trading day immediately preceding the payment date (but in no event greater than the dollar volume weighted average price of our common stock on the trading day immediately preceding the payment date). In addition, the holder may, at its option, during the ten trading days immediately following each installment date, deliver one or more written notices electing to have up to two additional installment amounts converted into common stock at a conversion price equal to the Company Conversion Price in effect for the immediately preceding installment payment date. The holder may also, at its option, elect to have the payment of all or any portion of an installment amount payable on an installment date deferred until any later installment date selected by the holder. Any amounts so deferred by the holder are added to, and become part of, such later installment amount and continue to accrue interest under the Convertible Note.

If the closing sale price of Company common stock exceeds 175% of the conversion price for 30 consecutive trading days, then, if certain equity conditions are satisfied, the Company may require the holder of the Convertible Note to convert all or any part of the outstanding principal into shares of common stock at the then applicable conversion price, provided that the Company may only make a one-time election to force conversion. The Convertible Note contains certain limitations on optional and mandatory conversion, including that, absent stockholder approval of the transaction, the Company will not issue shares of common stock under the Convertible to the extent such issuances equal or exceed 20.0% of the Company’s outstanding shares on the closing date. In the event that the Company is prohibited from issuing any shares of common stock due to this cap, the Company must pay cash in exchange for cancelling such excess shares at a price equal to the product of (i) such number of excess shares and (ii) the closing bid price on the trading day immediately preceding the date such excess shares would otherwise be required to be delivered to the noteholder.In addition, a provision of the Convertible Note does not allow the holder of the note to own more than 4.99% of the Company’s common stock at any one time.

The Convertible Note contains certain covenants and restrictions, including, among others, that, for so long as the Convertible Note is outstanding, the Company will not incur any indebtedness that is senior to, or on parity with, the Convertible Note in right of payment, subject to limited exceptions for existing indebtedness. Events of default under the Convertible Note include, among others, payments defaults, cross-defaults, the Company’s common stock is suspended from trading for a period of time or no longer listed on an eligible trading market, and certain bankruptcy-type events involving the Company or any subsidiary. Upon an event of default, the holder may elect to require the Company to redeem all or any portion of the outstanding principal amount of the Convertible Note for a price equal to the greater of 120% of (i) the amount to be redeemed (as calculated through the redemption date) and (ii) the product of (A) the conversion rate with respect to such amount in effect at such time as the holder deliver a redemption notice and (B) the greatest closing sale price of the Company’s common stock on any trading day during the period starting on the date immediately preceding the event of default and ending on the trading day immediately prior to the date the Company is required to pay the redemption amount. The holder may elect to require the Company to redeem for cash all or any portion of the outstanding principal on the Convertible Note in connection with a change of control of the Company.

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

The holder of the Convertible Note deferred principal payments, in whole or in part, due on November 1, 2011($761,905), December 1, 2011 ($238,095), January 1, 2012 ($111,904), February 1, 2012 ($359,250) and March 1, 2012 ($761,905). In addition, during the three months ended March 31, 2012, the holder converted approximately $5.2 million of principal which has either been previously deferred or was due from the Company in future periods.  As a result of the election to defer principal payments at March 31, 2012 approximately $3.1 million of principal originally due has been deferred to later periods. The holder of the Convertible Note elected to have the interest payments due on the Convertible Note paid in cash, which was approximately $0.2 million for the quarter ended March 31, 2012. These amounts are recorded as interest expense in the statement of operations for the quarter ended March 31, 2012.

On April 20, 2012, the Company and the Holder entered into an amendment (The April 2012 Agreement).  Among other things, the April 2012 Agreement requires the Company to seek approval from its stockholders at its next annual meeting of stockholders, scheduled for June 20, 2012, to issue up to 25,000,000 additional shares of the Company’s common stock to the Holder upon conversion of, or as a payment of principal and interest on, the convertible Note.  In addition, the April 2012 Agreement requires the Holder, in the absence of an event of default or a change of control of the Company, to refrain from exercising its conversion rights under the Convertible Note or demanding payments (other than interest payments) until October 1, 2012.  As a result of the April 2012 Agreement, the principal installment due on October 1, 2012 will be approximately $6.3 million.  The April 2012 Agreement also amends the conversion price under the Convertible Note to $0.40.

A summary of changes in the Convertible Note is as follows:

	Convertible Note
Initial gross proceeds	$16,000,000
Fair value adjustment, pre modification	1,320,000	(1)
Fair value pre modification	17,320,000
Loss on extinguishment of note	2,770,000
Post modification Convertible Note valuation	20,090,000
Conversion of principal by holder	(1,209,152	)(2)
Fair value adjustment	(640,848	)(1)
Fair value at December 31, 2011	$18,240,000
Conversion of principal by holder	(7,511,489	)(3)
Fair value adjustment	(368,511	)(1)
Fair value at March 31, 2012	$10,360,000

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

(3)                                 During the three months ended March 31, 2012, the holder of the Convertible Note elected to convert principal payments due of $923,809 into shares of the Company’s common stock.  As a result of the conversion of the principal payments the Company issued 1,989,469 shares of common stock.  In addition, during the three months ended March 31, 2012, the holder of the Convertible Note elected to accelerate conversion of approximately $5,186,905 of principal and $3,267 of accrued interest into shares of the Company’s common stock.  As a result of the accelerated conversions the Company issued to the Convertible Note holder 11,065,702 shares of common stock.

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

The simulation model was first utilized to continuously simulate the expected prices of the Company’s common stock at each time step and throughout the remaining life of the instrument. Secondly, an analysis of each of the instrument’s significant features was conducted at each time step for purposes of determining the respective value of each feature and its effect on the price market participants would be willing to pay for the Convertible Note. Based on the simulated stock prices, the value of each of the features at each time step, the greater of (or lower of—in the case of the options at the Company’s hands) the conversion positions, redemption positions, or holding positions (i.e. fair value as of each respective future time step discounted using the applicable effective discount rate) was conducted relative to each time step and from the perspective of the Holders, until a final fair value of the instrument is determined at the time step representing the measurement date. This model requires the following key inputs with respect to the Company and/or instrument:

Inputs

	Pre-Modification December 1, 2011	Post-Modification December 1, 2011	December 31, 2011	Pre-Modification February 7, 2012	Post-Modification February 7, 2012	March 31, 2012
Stock Price	$0.73	$0.73	$0.60	$0.85	$0.85	$0.36
Strike Price (subject to certain adjustments)	0.84	$0.84	$0.84	$0.84	$0.84	$0.84
Expected remaining term (in years)	1.61	1.61	1.5	1.4	1.4	1.27
Stock Volatility	90%	90%	95%	125%	125%	95%
Risk-Free Rate (based on 2-years life)	19.3%	0.21%	0.18%	0.18%	0.18%	0.22%
Forward Risk Rates (at each time step)	varies	varies	varies	Varies	Varies	varies
Discount Rate (applicable to instrument’s debt feature)	25%	25%	25%	30%	30%	25%
Probability of Equity-Like Positions (from holders’ perspective and throughout life of instrument)	76.9%	48.7%	64.9%	2.86	2.86	0.00%
Probability of Debt-Like Positions (from holders’ perspective and throughout life of instrument)	23.1%	51.3%	35.1%	97.14	97.14	100.0%
Effective discount rate	12.9%	12.9%	8.9%	29.1%	29.1%	30.0%
Dividend Rate (on Company’s common stock)	0%	0%	0%	0%	0%	0%
Outstanding Shares of Common Stock	119,974,455	119,974,455	121,803,656	119,327,864	119,327,864	119,327,864
Probability of an event of default (as defined in the Agreement)	5%	5.0%	5.0%	5.0%	5.0%	5.0%
Probability of a change of control transaction (as defined in the Agreement)	5%	5%	5%	5%	5%	5%
Number of Trials during each simulation analysis	1,000	1,000	1,000	10,000	10,000	10,000

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

•                  The date of the potential adjustment date to the conversion price, as discussed above, was assumed to be based on 45 days following the end of the third calendar quarter of 2011 (November 15, 2011); and

•                  Based on the Company’s historical operations and management’s expectations for the near future, the Company’s stock was assumed to be a non-dividend-paying stock;

The following table details the principal payments on the Convertible Note through maturity (assuming no deferral of such payments by the Holder, as permitted by the terms of the Convertible Note).

Calendar Years Ending December 31,	Principal Payments on Subordinated Convertible Notes
2012	$8,865,476
Total	$8,865,476

Subordinated Note Payable

On June 16, 2010, the Company entered into a Venture Loan and Security Agreement with Compass Horizon Funding Company LLC (the “Lender”) pursuant to which the Lender has loaned the Company $12,000,000 (the “Note Payable”). After the Lender’s closing fees and expenses, the net proceeds to the Company were $11,826,500. Interest on the Note Payable will accrue at a rate per annum equal to 12.58%. The Note Payable is subordinated to up to $15,000,000 of senior indebtedness, provided that from and after August 31, 2010, the senior indebtedness cannot exceed an amount equal to 80% of the Company’s accounts receivable plus 40% of its inventory. The Note Payable is to be repaid over 42 months following the closing. From June 15, 2010 through April 30, 2011, the Company is only required to pay interest on the Note Payable and thereafter the Note Payable will be repaid in 33 substantially equal monthly installments of interest and principal. The Note Payable may be prepaid by the Company by paying all accrued interest through the date of payment, the then outstanding principal balance and a prepayment premium equal to a declining percentage of the principal amount outstanding at the time of prepayment (initially 4% during the first twelve months of the Note Payable decreasing to 3% for the succeeding twelve months and 2% thereafter). In connection with the Note Payable, the Company has issued to the Lender five year warrants to acquire up to an aggregate of 591,716 shares of the Company’s common stock at an exercise price of $2.43 per share (which was the 20-day trailing volume weighted average price of the Company’s common stock). On June 30, 2011, the warrants were amended to lower the exercise price to $2.00 per share. The relative fair value of the warrants of $0.9 million at issuance was recorded as a discount on the Note Payable and is being amortized into interest expense over the term of the Note Payable using the effective interest method. Upon modification of the warrants in 2011, the relative fair value was increased by approximately $0.1 million, which was recorded as an additional discount on the Note Payable and is being recorded as interest expense over the term of the Note Payable using the effective interest method. The Company estimated the fair value of the warrants on the date of issuance and the modification date using the Black-Scholes option pricing model using the following assumptions:

	June 16, 2010	June 30, 2011
Assumptions:
Expected life	5 years	4 years
Expected volatility	74.9%	75.0%
Dividends	none	none
Risk-free interest rate	2.0%	0.5%

The Note Payable is to be repaid as follows:

Fiscal Year	Principal Repayment
2012	$3,224,029
2013	4,797,531
2014	427,558
Total	$8,449,118

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

Accrued warranty is included in other accrued expenses on the Company’s Consolidated Balance Sheets. The following is a summary of the Company’s accrued warranty activity for the following periods:

	Three Months Ended
	March 31, 2012	March 31, 2011
Balance at beginning of period	$5,318,738	$4,000,081
Provision	424,308	810,023
Usage	(395,151)	(434,206)
Balance at end of period	$5,347,895	$4,375,898

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

For so long as any Warrant As remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less than $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A.  As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note L below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right.  During fiscal 2007, the Company paid approximately $1.4 million to redeem Warrant As representing 1,242,426 shares of common stock.  During 2008, the Company paid approximately $0.4 million to redeem Warrant As representing 303,031 shares of common stock.  (See table below for assumptions used in valuing the warrants redeemed).  During the three month period ended March 31, 2011, warrants to purchase 580,303 shares of common stock were exercised.  As of March 31, 2012 and December 31, 2011, Warrant As to purchase 556,061 shares of common stock were outstanding, respectively.

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

For so long as any Warrant Cs remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less $1.65. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant Cs for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant C. As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note L below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right.  During 2007, the Company paid approximately $0.7 million to redeem Warrant Cs representing 621,215 shares of common stock.  During 2008, the Company paid approximately $0.2 million to redeem Warrant Cs representing 151,516 shares of common stock. (See table below for assumptions used in valuing the warrants redeemed).  As of March 31, 2012 and December 31, 2011, Warrant Cs to purchase 348,485 shares of common stock were outstanding, respectively.

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

Upon issuance, the Company allocated $2.7 million of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $4.9 million and a charge to other expense of $2.2 million.  As of March 31, 2012 and December 31, 2011, the remaining outstanding Warrants have been marked to fair value resulting in a derivative liability of $50,000 and $0.1 million, respectively.

The credit to change in fair value of warrant liabilities, for the three months ended March 31, 2012 and 2011 was $81,530 and $123,561, respectively, related to Warrant As, Bs and Cs and placement agent warrants.

A summary of the changes in the fair value of the warrant liabilities:

Balance at December 31, 2010	$5,454,109
Fair value adjustment (1)	(123,561)
Warrants exercised	(2,786,274)
Balance at March, 2011	$2,544,274

Balance at December 31, 2011	$131,530
Fair value adjustment (1)	(81,530)
Balance at March, 2012	$50,000

(1)         Amounts included in change in fair value of convertible note and warrants on the consolidated statement of operations.

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

Warrant As

Input	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2011	Mar. 31, 2012
Quoted Stock Price	$4.50	$3.86	$0.60	$0.36
Exercise Price	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	2.6	2.3	1.55	1.30
Stock Volatility	70%	80%	100%	105%
Risk-Free Rate	0.84%	0.95%	0.19%	0.23%
Dividend Rate	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A

Warrant Cs

Input	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2011	Mar. 31, 2012
Quoted Stock Price	$4.50	$3.86	$0.60	$0.36
Exercise Price	$1.815	$1.815	$1.815	$1.815
Time to Maturity (in years)	3.6	3.3	2.55	2.30
Stock Volatility	70%	85%	90%	95%
Risk-Free Rate	1.29%	1.43%	0.31%	0.38%
Dividend Rate	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A

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

Note L.  Series C Convertible Preferred Stock and Warrants

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

The private placement occurred in two closings.  The first closing occurred on November 8, 2007.  At the first closing, the Company issued 10,000 shares of Series C Preferred Stock at $1,000 per share for an aggregate gross purchase price of $10.0 million.  The Company also issued warrants to purchase an aggregate of 15,262,072 shares of common stock (the “Tranche I Warrants”).  These warrants are exercisable for a seven-year term and had an initial exercise price of $1.44 per share and were not exercisable until May 8, 2008.  As a result of stockholder approval of the second closing and related matters on December 20, 2007, as described below, the exercise price of these warrants was reduced to $1.25 per share.  The Company considered this a cancellation and reissuance of new warrants and accounted for the change in the fair value of the warrants in the allocation of net proceeds associated with the second closing and treated it as a deemed dividend to the Series C Preferred Stock holders. See “Accounting for the Series C Preferred Stock” below.  As of March 31, 2012 and December 31, 2011, Tranche I Warrants to purchase 7,631,036 shares of common stock were outstanding, respectively.

At the second closing, which occurred on December 20, 2007, following stockholder approval, the Company issued 15,000 shares of Series C Preferred Stock for an aggregate gross purchase price of $15.0 million, of which $10.0 million was paid through the cancellation of the promissory notes previously issued to the Investors on November 7, 2007.  At this closing, the Company also issued warrants (the “Tranche II Warrants”) to purchase an aggregate of 4,449,467 shares of common stock at an exercise price of $1.25 per share.  These warrants are exercisable for a seven-year term and are exercisable immediately.  As of March 31, 2012 and December 31, 2011, Tranche II Warrants to purchase 4,195,887 shares of common stock were outstanding, respectively.

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

During the three months ended March 31, 2011, as a result of warrant exercises, the Company issued warrants to purchase an aggregate of 422,727 shares of common stock to the Investors; these warrants expire on March 31, 2018.  The Company valued the warrants issued in March 2011 using a Black-Scholes option pricing model with the assumptions detailed below with fair value of approximately $1.3 million.  There were no warrants issued for the period ended March 31, 2012.

Input	March 31, 2011
Quoted Stock Price	$3.86
Exercise Price	$1.66
Time to Maturity (in years)	7.00
Stock Volatility	72.0%
Risk-Free Rate	2.0%
Dividend Rate	0%

As of March 31, 2012, if all of the remaining existing warrants are exercised, the Company would need to issue warrants to purchase an additional 452,273 shares of common stock to the Investors.

The Company designated the warrants issued in connection with the Series C Preferred Stock as equity instruments.

Note M. Stock Option Plans

Stock Option Plans

Under the Company’s 2002 and 2005 Stock Option Plans (collectively, the “Plans”), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase shares of the Company’s common stock. At March 31, 2012, 4,754,077 shares are available for future grants under the Plans.

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

The following table summarizes the Company’s stock option activity (both under the Plans and outside of the Plans) since December 31, 2011:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	14,246,004	$2.36	6.98	$400
Grants	60,500	$0.48
Exercises	—	—
Cancellations	(494,065)	$2.81
Outstanding at March 31, 2012	13,812,439	$2.33	6.87	$—

Vested or expected to vest at March 31, 2012	13,521,400	$2.32	6.82	$—
Exercisable at March 31, 2012	9,110,773	$2.09	6.03	$—
Exercisable at December 31, 2011	8,748,714	$2.08	6.01	$—

Information relating to stock options outstanding (both under the Plans and outside of the Plans) as of March 31, 2012 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price
$0.44	to	$1.73	2,000,511	6.34	$1.2268	1,314,950	$1.2923
$1.78	to	$1.89	148,500	7.49	$1.8357	82,250	$1.8336
$1.90	to	$1.90	4,801,020	6.08	$1.9000	4,499,707	$1.9000
$1.91	to	$2.35	2,139,814	6.47	$2.2838	1,409,878	$2.2652
$2.39	to	$2.99	3,013,000	7.77	$2.7747	1,315,972	$2.5562
$3.08	to	$4.98	1,704,594	8.55	$4.1306	486,766	$4.1763
$5.13	to	$5.13	5,000	8.80	$5.1300	1,250	$5.1300
$0.44	to	$5.13	13,812,439	6.87	$2.33	9,110,773	$2.09

No options to purchase shares of common stock were exercised during the three month period ended March 31, 2012.  Options to purchase 152,873 shares were exercised during the three month period ended March 31, 2011, and these options had an intrinsic value of approximately $0.4 million on the date of exercise.

During 2008, as an inducement to his joining the Company, the Company granted its new Chief Executive Officer an option to acquire 4,796,020 shares of common stock at a price per share equal to $1.90, the closing price of the common stock on May 1, 2008, the date his employment commenced. The option vests over four years, with the first 25% vesting on May 1, 2009 and the balance vesting in equal quarterly installments over the following three years. The option was issued outside of the Company’s 2005 Incentive Compensation Plan. As of March 31, 2012 and December 31, 2011, this option was outstanding and is included in the tables above.

During 2010, as an inducement to his joining the Company, the Company granted its then Chief Financial Officer options to acquire 1,000,000 shares of common stock at a price per share equal to $2.33, the closing price of the common stock on March 15, 2010, the date his employment commenced. The option was scheduled to vests over four years, with the first 25% vesting on March 15, 2011 and the balance vesting in equal quarterly installments over the following three years. Of these options, one option to purchase 500,000 shares was issued under the Company’s 2005 Plan and one option to purchase 500,000 shares was issued outside of the 2005 Plan. In May 2011 the Company terminated the employment of its then Chief Financial Officer, at which time options to purchase 250,000 shares of common stock had vested. Pursuant to the terms of the former Chief Financial Officer’s employment agreement, these vested options will remain exercisable for one year from the date of his termination. As of March 31, 2012 and December 31, 2011, options to acquire 250,000 shares and 250,000 shares, respectively, were outstanding and are included in the tables above.

Note N. Warrants

A summary of the status of the Company’s warrants as of the three months ended March 31, 2012 and March 31, 2011 and the changes for these periods are presented below.  The Company received proceeds of $1.5 million related to the 2011 exercises.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Outstanding at beginning of period	15,442,350	$1.56	15,974,171	$1.57
Granted (1)	—	—	422,727	1.66
Exercised	—	—	(845,455)	1.82
Outstanding at end of period	15,442,350	$1.56	15,551,443	$1.42

(1)          The Company issued warrants to purchase 422,727 shares of common stock during 2011, at $1.66 per share to the Investors as a result of warrant exercises during the three months ended March 31, 2011. These warrants are immediately exercisable upon their issuance and have a 7 year life.

Note O. Segment Disclosures

The Company operates in one business segment, Renewable Energy Solutions.

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenue by geographic region based on location of customer:
United States	$22,974,286	$45,035,125
China	40,000	9,350,000
Taiwan	790,100	—
India	—	4,100,000
Canada	361,050	1,898,995
Italy	41,602	717,608
France	1,524	557,166
Greece	—	156,637
Rest of World	79,952	189,406
Total Revenue	$24,288,514	$62,004,937

	At March 31, 2012	At December 31, 2011
Long-lived assets by geographic region based on location of operations:
United States	$8,229,937	$8,612,505
China	392,032	387,831
Canada	1,943,675	2,091,574
Total long-lived assets	$10,565,644	$11,091,910

Note P. Restructuring Costs

During the quarter ended March 31, 2012, the Company reduced its workforce by 5 employees. The reductions were approved by management based upon business needs in the employee’s respective locations. As a result of the reduction we recorded approximately $323,000 of payroll-related costs, of which $184,000 was paid as of March 31, 2012.

In December 2011, the Company implemented a plan of reorganization, which was approved by management, and is scheduled to be completed during the first quarter of 2012. As a result of the actions taken in December 2011, the Company recorded approximately $1.7 million in payroll-related costs. Upon the completion of the restructuring in 2012 the restructuring will reduce the workforce prior to the initiation of the plan by approximately 35%. None of the terminated employees were required to provide any service to the Company subsequent to their receiving notification of termination. During the quarter ended March 31, 2012, the Company revised the amounts recorded for the workforce reduction taken in the fourth quarter of 2011. The adjustment was a result of finalizing negotiations for foreign employee termination payments. As a result the Company recorded a credit of approximately $31,000, which is recorded as restructuring charges in our consolidated statement of operations.

On June 30, 2011, the Company completed a plan of reorganization approved by management. As a result of the restructuring, the Company recorded approximately $1.1 million in payroll-related costs relating to an approximately 15% reduction in the Company’s workforce. None of the terminated employees were required to provide any service to the Company subsequent to their receiving notification of termination. As of March 31, 2012, approximately $0.9 million remains to be paid on both current and prior year restructurings.

The following is a summary of the Company’s accrued restructuring activity for the following periods:

	March 31, 2012	March 31, 2011
Balance at beginning of period	$1,543,830	$49,203
Provision	292,221	—
Payments	(939,766)	(49,203)
Balance at end of period	$896,285	$—

Note Q. Recent Accounting Pronouncements

In September 2011, the FASB amended ASC 350, Intangibles—Goodwill and Other. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for reporting periods beginning on or after December 15, 2011. However, early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of  the provisions of ASU No. 2011-04 will not have an effect on our consolidated financial position, results of operations or cash flows as the Company has no goodwill.

In June 2011, the FASB amended ASC 220, Comprehensive Income. This amendment was issued to enhance comparability between entities that report under GAAP and International Financial Reporting Standards (IFRS) and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders’ equity. The amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, and full retrospective application is required. This amendment impacts presentation and disclosure only, and therefore adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU No. 2011-04). The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. ASU No. 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.

Early application by public entities is not permitted. The adoption of the provisions of ASU No. 2011-04 did not have a material effect on our consolidated financial position, results of operations or cash flows.

Note R. Employee Benefit Plan

During 2010, the Company implemented its employee stock purchase plan (“ESPP”). Under the ESPP, qualified employees may purchase shares of Common stock by payroll deduction at a 15% discount from the market price. 2,000,000 shares of Common stock have been reserved for this purpose. During the three month periods ended March 21, 2012 and 2011, 166,209 and 98,041 shares of Common stock were issued under the ESPP, respectively. As of March 31, 2012, 1,072,604 shares of Common stock were available for distribution under the ESPP.  The Company recorded non-cash stock-based compensation expense of approximately $103,000 and $134,000 for the three month period ended March 31, 2012 and 2011, respectively.

Note S. Subsequent Events

The Company has evaluated all events or transactions through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its consolidated financial statements or disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis in conjunction with our consolidated financial statements and notes in Item 1 of this report and with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

This report contains or incorporates by reference forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include statements concerning our expected financial results; the competitive nature of the markets in which we compete; the demand for our products; our ability to introduce new products and technologies; our ability to effectively manage growth; and our ability to obtain sufficient capital to expand our business. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by these forward-looking statements. These important factors include the factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and in Part II, Item 1A of our Quarterly Reports, including this Quarterly Report, which identify certain risks and uncertainties that may have an impact on our future earnings and the direction of our Company.

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

Overview

Satcon Technology Corporation (“Satcon” or “Company”) is a leading clean energy technology provider of utility-grade power conversion solutions for the renewable energy market. We design and deliver advanced power conversion solutions that enable large-scale producers of renewable energy to convert clean energy into grid-connected, efficient and reliable electrical power.

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

Contract Losses

When the current estimates of total contract revenue for a customer order indicates a loss, a provision for the entire loss on the contract is recorded. At March 31, 2012 and December 31, 2011, there were no amounts accrued related to contract losses. The excess costs over projected revenues are recorded as a component of both cost of sales and research and development expense.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable, subordinated notes payable, subordinated convertible notes and the line of credit. The estimated fair values have been determined through information obtained from market sources and management estimates. Our warrant liability and subordinated convertible notes are recorded at fair value. The carrying value of the subordinated notes payable, as of March 31, 2012, is not materially different from the fair value of the notes. The estimated fair values of the remaining financial instruments approximate their carrying values at March 31, 2012 and December 31, 2011.  The amounts outstanding under our Line of credit and subordinated notes payable are not measured at fair value in our accompanying consolidated balance sheets.  We determine the fair value of the amount outstanding under our line of credit and subordinate notes payable using a discounted cashlow approach based on current market interest rates for debt issues with similar remaining years to maturity.  Our line of credit and subordinated notes payable are valued using level 2 inputs.  There were no assets measured at fair value on a recurring basis as of March 31, 2012.

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

Subordinated Convertible Note

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

Results of Operations

Three Months Ended March 31, 2012 (“2012”) Compared to Three Months Ended March 31, 2011 (“2011”)

Revenue.  Total revenue for the 2012 decreased approximately $37.7 million, or 61%, from $62 million in the 2011 to $24.3 million in the 2012.

	Three Months Ended
	March 31,	March 31,
(Amounts in Millions)	2012	2011	Change $	% Change
Product Revenue
Renewable Energy Solutions	$24.3	$62.0	(37.7)	(61)%
Total Revenue	$24.3	$62.0	(37.7)	(61)%

Renewable Energy Solutions revenue decreased by approximately $37.7 million, or 61%, from approximately $62.0 million in   2011 to approximately $24.3 million in the 2012.  The decrease in product revenue is a due to a reduction in sales in Europe as a result of the deterioration in the European market.

Gross Margin. Gross margin decreased from 24% in 2011 to 0.5% in 2012.  The decline in gross margin was primarily due to the continued reduction in market pricing, lower overall revenue, the mix of products sold as compared to 2011.  This decrease is partially offset by our continued material cost reduction programs, and the continued transfer of a significant portion of our inverter manufacturing to our contract manufacturers in the United States and China.

Research and development expenses.  We expended approximately $3.2 million on research and development in 2012 compared with $6.1 million spent in 2011.  The decrease in spending during 2012 was driven by a planned decrease in costs associated with the reductions in workforce taken in 2011.  We also saw a reduction in product development and certification costs comparatively, as in the first quarter of 2011 we ramped up for certification of new products and continued new product development for new products, features and customer solutions.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by approximately $0.2 million, or 2%, from $10.2 million in 2011 to $10.0 million in 2012.  Approximately $0.4 million of the decrease is directly attributable to a reduction in compensation and travel costs related to the European sales office.  As a result of the Company’s  efforts to keep costs in line with business needs, marketing and trade shows spend decreased quarter over quarter by approximately $0.5 million and travel spend decreased $0.3 million.  These decreases were offset by an increase of $1.0 million in our provision for bad debt.

Restructuring costs.  In 2012, we reviewed the current business needs and as a result reduced the workforce by five employees and recorded restructuring expense of $323,000 related to compensation expenses.  In addition, we reviewed the restructuring charge taken in 2011 as compared to the future payments and determined that a reduction of the accrual was needed for approximately $31,000.  This reduction offset the expense provided for in the first quarter of 2012.

Change in fair value of convertible note and warrants.  The change in fair value of the warrants for 2012 was a credit of approximately $0.1 million. This credit related to the change in valuation of our Warrant As and Warrant Cs in 2012.  The change in fair value of the warrants for 2011 was a credit of approximately $0.1 million. This credit related to the change in valuation of our Warrant As and Warrant Cs and placement agent warrants in 2010.  The change in fair value of our convertible note was approximately $0.4 million for the period ended March 3,2012.

Other income (expense).  Other income was approximately $0.1 million for 2012 compared to other expense of approximately $0.2 million for 2011.  Other income for 2012 consists primarily of approximately $53,000 of foreign currency translation gains and other fees relating to fees for past due payments from customers.  Other expense for 2011 consists primarily of $28,000 of foreign currency translation losses, $196,000 in non-income tax payments, fees relating to consulting services for the valuation of our warrant liability as well as other expenses not related to ongoing operations offset by other income not related to operations.

Interest expense.  Interest expense increased in 2012 to $0.9 million as compared to $0.6 million for 2011.  Interest expense for 2012 includes approximately $0.2 million related to our subordinated debt, approximately $0.4 million related to our Subordinated Convertible Note and approximately $0.2 million related to our line of credit.  Interest expense for 2011 includes approximately $0.5 million related to our subordinated debt and $0.1 million related to our line of credit.

Deferred Revenue.  Deferred revenue was approximately $30.7 million at March 31, 2012 as compared to $31.5 million at December 31, 2011, a decrease of approximately $0.8 million.  We record deferred revenue (i) when a customer is invoiced or pays in advance or (ii) when provisions for revenue recognition on items shipped have not been achieved or the items have not yet been received by the customer due to shipping terms such as FOB destination.  When an item is deferred for revenue recognition purposes, the deferred revenue is recorded as a liability and the deferred costs are recorded as a component of inventory in our consolidated balance sheets.  Deferred revenue also consists of cash received for extended product warranties.  Currently deferred revenue is composed of approximately $3.1 million related to pre-payments on orders currently being manufactured and $27.5 million on deferred revenue related to extended warranties sold to customers that purchased our products.

Liquidity and Capital Resources

As of March 31, 2012, we had approximately $15.9  million of cash.

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

Our funding plans for our working capital needs and other commitments may be adversely impacted if we fail to realize our underlying assumed levels of revenues and expenses, or if we fail to remain in compliance with the covenants of our bank line (minimum liquidity, defined as cash on hand and availability under the line in excess of $15.0 million at any time), subordinated debt or subordinated convertible note. If any of these events were to occur, we may need to raise additional funds in order to sustain operations by selling equity or taking other actions to conserve our cash position, which could include selling of certain assets, delaying capital expenditures and incurring additional indebtedness, subject to the restrictions in the credit facility with Silicon Valley Bank, our subordinated debt and the subordinated convertible note. Such actions would likely require the consent of Silicon Valley Bank, the lender of our subordinated debt and/or the holder of our subordinated convertible note, and there can be no assurance that such consents would be given. Furthermore, there can be no assurance that we will be able to raise such funds if they are required.

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

We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of March 31, 2012, we had an accumulated deficit of approximately $341.0 million.  Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities and convertible debt, public security offerings, borrowings under our lines of credit and capital equipment leases.

As of March 31, 2012, our cash and cash equivalents were $15.9 million; this represents a decrease in our cash and cash equivalents of approximately $5.7 million from the $21.6 million on hand at December 31, 2011. Cash provided by operating activities from continuing operations for the three months ended March 31, 2012 was $9.5 million as compared to $11.7 million for the three months ended March 31, 2011. Cash provided by operating activities from continuing operations during the three months ended March 31, 2012 was primarily attributable to improved cash collections which reduced accounts receivable by $12.0 million, payments received on our note receivable of $4.0 million and a reduction of inventory of $5.5 million, offset by our net loss of $13.7 million.

Cash used in investing activities during the three months ended March 31, 2012 was $30,522 as compared to cash used in investing activities of $1.8 million for the three months ended March 31, 2011.  Cash used in investing activities for 2012 and 2011 was for capital expenditures.

Cash used by financing activities for the three months ended March 31, 2012 was approximately $15.1 million as compared to cash provided by financing activities of $17.1 million for the three months ended March 31, 2011.  The $15.0 million of net cash used by financing activities was attributable to the $14.2 million of payments towards the line of credit and $1.0 million of payments against the note payable.  Net cash provided by financing activities during 2011 primarily related to the proceeds of our borrowings under our line of credit of $15.0 million, approximately $0.6 million from the exercise of employee stock options and from the Employee Stock Purchase Plan and approximately $1.5 million related to the exercise of warrants.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at March 31, 2012, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

Calendar Years Ending December 31,	Principal and Interest Payments on Subordinated Note Payable	Operating Leases	Principal and Interest Payments on Subordinated Convertible Note	Non-Cancellable Purchase Orders	Total
2012	$4,451,693	$2,004,758	$7,135,885	$17,450,000	$31,042,336
2013	5,184,478	2,237,841	2,018,767	—	9,441,086
2014	432,040	2,234,471	—	—	2,666,510
2015	—	1,680,105	—	—	1,680,105
2016	—	1,526,255	—	—	1,526,255
Thereafter	—	890,315	—	—	890,315
Total	$10,068,211	$10,573,745	$9,154,652	$17,450,000	$47,246,607

We lease furniture, equipment and office space under non-cancellable operating leases. In addition, in June 2010 we entered into a $12.0 million subordinated note payable and in June 2011 we entered into a $16.0 million subordinated convertible note agreement. The future minimum principal and interest payments under the subordinated note payable, the subordinated convertible note and the future minimum rental payments as of March 31, 2012 are included in the table above. Our non-cancellable purchase orders are for the purchase of materials form several of our key vendors.

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

To manage interest rage exposure our strategy is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of twelve months. At March 31, 2012, we had no short-term investments.

At March 31, 2012 we had a revolving line-of-credit available to us of up to $35.0 million, of which $20.5 million was outstanding.  Our revolving line-of-credit bears an interest rate of the Bank’s prime rate plus 0.5% per annum, which resulted in a rate of 4.5% at March 31, 2012.

The effect of interest rate fluctuations on outstanding borrowings as of March 31, 2012 over the next twelve months is quantified and summarized as follows:

Interest Expense
Increase
Interest rates increase by 100 basis points	$350,000
Interest rates increase by 200 basis points	$700,000

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than ours, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the period ended

March 31, 2012, the net impact of foreign currency changes on transactions was a loss of $53,130. We have not historically used a significant amount of derivative financial instruments or other financial instruments to hedge such economic exposures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 and continue to exist as of March 31, 2012.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012, we identified two material weaknesses in our internal control over financial reporting. We intend to take appropriate and reasonable steps to make necessary improvements to our internal control over financial reporting.  We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2012, although the material weakness will not be considered remediated until our controls are operational for a period of time, tested, and management concludes that these controls are operating effectively.

Changes in Internal Controls.  No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth below, there have been no material changes or additions to the legal proceedings disclosed in Part I, Item 3. “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2011.

SynQor, Inc.  On August 23, 2011, SynQor, Inc. instituted suit against the Company seeking approximately $5,000,000 in damages arising out of the Company’s alleged failure to pay SynQor for products supplied to the Company and for allegedly inducing SynQor to purchase raw materials on the Company’s behalf. Subsequent to the filing of the suit the Company has paid SynQor for all open invoices for goods that SynQor has supplied to the Company. The Company does not believe that the Company has any liability to SynQor for inducing them to buy raw materials on the Company’s behalf and the Company intends to defend this matter vigorously. SynQor and the Company agreed to submit this matter to non-binding mediation and a mediation session which took place in March 2012. Following the mediation session, the Company and SynQor have continued to discuss the possibility of settling the case.  The parties have tentatively proposed, subject to the negotiation of formal settlement documents, settling the matter for a payment by the Company of $0.8 million.  The Company initially expensed $0.5 million during the year ended December 31, 2011.  For the quarter ended March 31, 2012, the Company has expensed the additional $0.3 million.  The settlement is to be paid out in 12 monthly installments beginning in July 2012.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SATCON TECHNOLOGY CORPORATION
Date: May 10, 2012	By:

/s/ Aaron M. Gomolak
Aaron M. Gomolak Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number		Exhibit

10.1	**	Contract Manufacturing Agreement by and between Perfect Galaxy International Limited and Satcon Technology Corporation, dated February 6, 2012.
31.1		Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*

The following materials from Satcon Technology Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and March 31, 2011; (iii) Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss for the three months ended March 31, 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011 and (v) Notes to Interim Consolidated Financial Statements.

*           Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

**      Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.