Form 10-K/A
period 2011-12-31
SATCON TECHNOLOGY CORP
filed 2012-05-16
CIK 889423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2012 (the “Original Form 10-K”), as subsequently amended by Amendment No. 1 to Form 10-K filed on Form 10-K/A with the SEC on April 27, 2012 (the “Amended Form 10-K”), to correct certain inadvertent errors in the executive compensation data that was reported in the tables titled “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal 2011,” and “Outstanding Equity Awards at Fiscal 2011 Year-End Table” in Item 11 (Executive Compensation) of Part III of the Amended Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosure in the Amended Form 10-K.

PART III

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
				(1)	(3)	(2)

Charles S. Rhoades (4)	2011	$518,284	$—	$562,231	$—	$—	$1,080,515
- Chief Executive Officer and President
	2010	$490,392	$—	$1,071,269	$300,000	$7,350	$1,869,011

	2009	$423,663	$96,000	$332,489	$135,000	$7,350	$994,502

Aaron M. Gomolak (7)	2011	$263,010	$—	$745,724	$—	$5,276	$1,014,010
- Executive Vice President ,Chief Financial Officer and Treasurer
	2010	$203,869	$—	$664,128	$109,134	$8,243	$985,375

	2009	$—	$—	$—	$—	$—	$—

Leo F. Casey	2011	$296,034	$—	$187,410	$—	$6,779	$490,223
- Executive Vice President and Chief Technology Officer
	2010	$242,406	$—	$586,060	$78,515	$10,186	$917,167

	2009	$200,071	$—	$81,437	$30,011	$7,350	$318,869

Brian J. Michael (5)	2011	$185,849	$—	$473,020	$—	$946	$659,815
- Vice President Global Operations
	2010	$—	$—	$—	$—	$—	$—

	2009	$—	$—	$—	$—	$—	$—

Peter F. DeGraff (6)	2011	$344,644	$—	$187,410	$—	$6,035	$538,089
- Executive Vice President of Worldwide Sales and Marketing
	2010	$279,833	$50,000	$800,313	$126,000	$9,268	$1,265,415

	2009	$232,427	$—	$81,437	$52,162	$7,350	$373,376

Donald R. Peck (8)	2011	$320,366	$—	$—	$—	$4,561	$324,927
- Former Chief Financial Officer and Treasurer
	2010	$231,065	$—	$1,562,531	$72,092	$6,932	$1,872,620

	2009	$—	$—	$—	$—	$—	$—

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

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2011

Name	Grant Date (1)	All Other Option Awards Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards($)
Charles S. Rhoades	5/10/2011	300,000	$2.99	$562,231

Leo F. Casey	5/10/2011	100,000	$2.99	$187,410

Peter F. DeGraff	5/10/2011	100,000	$2.99	$187,410

Aaron M. Gomolak	5/10/2011	400,000	$2.99	$745,724

Brian Michael	1/3/2011	125,000	$4.74	$379,076
	5/10/2011	25,000	$2.99	$43,924
	8/2/2011	50,000	$1.57	$50,019

Donald R. Peck	—	—	—	—

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

OUTSTANDING EQUITY AWARDS AT FISCAL 2011 YEAR-END TABLE

		Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#) (1)		Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable		(#)	($)	Date (2)
Charles S. Rhoades
	4,196,518	599,502		—	$1.9000	5/01/2018
	171,875	78,125	(3)	—	$1.1400	3/2/2019
	56,250	43,750	(3)	—	$1.8200	7/1/2019
	109,375	119,298	(3)	—	$2.3500	3/18/2020
	62,500	187,500		—	$4.2900	10/26/2020
		300,000	(3)	—	$4.2900	5/10/2021
Leo F. Casey
	10,000	—		—	$5.2600	2/4/2012
	30,000	—		—	$5.2600	2/4/2012
	4	—		—	$0.6300	7/7/2013
	4,996	—		—	$0.6300	7/7/2013
	41,236	—		—	$2.0500	10/18/2014
	38,764	—		—	$2.0500	10/18/2014
	10,000	—		—	$1.5500	3/27/2015
	10,000	—		—	$2.9500	5/7/2016
	50,000	—		—	$1.3800	11/3/2017
	104,928	40,650		—	$2.4600	6/29/2018
	224,135	35,287		—	$2.4600	6/29/2018
	68,750	31,250	(3)	—	$1.1400	3/2/2019
	87,500	112,500	(3)	—	$2.3500	3/18/2020
	25,000	75,000	(3)	—	$4.2900	10/26/2020
		100,000	(3)	—	$4.2900	5/10/2021
Peter F. DeGraff
	262,500	37,500		—	$2.5700	5/28/2018
	68,750	31,250	(3)	—	$1.1400	3/2/2019
	109,375	140,625	(3)	—	$2.3500	3/18/2020
	37,500	112,500	(3)	—	$4.2900	10/26/2020
		100,000	(3)	—	$4.2900	5/10/2021

		Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#) (1)		Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable		(#)	($)	Date (2)
Aaron M. Gomolak
	109,375	140,625	(3)	—	$2.3500	2/01/2020
	25,000	75,000	(3)	—	$4.2900	10/26/2020
	—	400,000	(3)	—	$4.2900	5/10/2021

Brian J. Michael
	—	125,000	(3)		$4.7400	1/3/2021
	—	25,000	(3)	—	$2.9900	5/10/2021
	—	50,000	(3)	—	$1.5700	8/2/2021

Donald R. Peck
		250,000	(4)	—	$2.330	3/15/2020

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

(4)         Upon termination, Mr. Peck’s vested options were exercisable for one year.  Accordingly, unexercised options expired on May 10, 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts on May 16, 2012.

SATCON TECHNOLOGY CORPORATION
By:
/s/ CHARLES S. RHOADES
Charles S. Rhoades
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.