Form 10-Q
period 2012-06-30
SATCON TECHNOLOGY CORP
filed 2012-08-09
CIK 889423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Common Stock, $0.01 Par Value,
18,026,016 shares outstanding as of July 31, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,993,370	$21,586,497
Accounts receivable, net of allowances of $2,826,912 and $2,231,616 at June 30, 2012 and December 31, 2011, respectively	30,386,806	46,082,592
Inventory	43,113,828	49,937,028
Note receivable	100,000	4,114,388
Prepaid expenses and other current assets	4,670,681	2,468,202
Total current assets	81,264,685	124,188,707
Property and equipment, net	10,500,544	11,091,910
Other long-term assets	576,990	676,850
Total assets	$92,342,219	$135,957,467
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$15,417,766	$34,675,000
Accounts payable	45,120,432	51,955,218
Accrued payroll and payroll related expenses	2,468,136	3,011,981
Other accrued expenses	7,155,181	6,959,197
Accrued restructuring costs	892,186	1,543,830
Note payable, current portion, net of discount of $225,426 and $320,592 at June 30, 2012 and December 31, 2011, respectively	4,281,110	3,912,600
Current portion of subordinated convertible note	7,270,000	12,369,336
Current portion of deferred revenue	5,879,003	6,015,235
Total current liabilities	88,483,814	120,442,397
Warrant liabilities	22,000	131,530
Note payable, net of current portion and discount of $33,985 and $120,931 at June 30, 2012 and December 31, 2011, respectively	2,867,362	5,104,157
Subordinated convertible note, net of current portion	—	5,870,664
Deferred revenue, net of current portion	29,834,901	25,525,032
Other long-term liabilities	725,680	709,986
Total liabilities	121,933,757	157,783,766

Commitments and contingencies (Note I)

Stockholders’ deficit:
Preferred stock; $0.01 par value 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock; $0.01 par value, 37,500,000 shares authorized; 18,026,016 and 15,225,457 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	180,261	152,255
Additional paid-in capital	318,816,386	306,375,867
Accumulated deficit	(347,158,617)	(326,924,853)
Accumulated other comprehensive loss	(1,429,568)	(1,429,568)
Total stockholders’ deficit	(29,591,538)	(21,826,299)
Total liabilities and stockholders’ deficit	$92,342,219	$135,957,467

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Product revenue	$23,667,108	$45,497,036	$47,955,622	$107,501,973
Cost of product revenue	18,951,154	41,866,139	43,078,972	88,998,664
Gross margin	4,715,954	3,630,897	4,876,650	18,503,309

Operating expenses:
Research and development	2,575,921	9,718,388	5,812,147	15,854,721
Selling, general and administrative	8,017,551	12,898,591	17,992,725	23,121,904
Restructuring charges	581,600	1,134,254	873,821	1,134,254
Total operating expenses	11,175,072	23,751,233	24,678,693	40,110,879

Operating loss	(6,459,118)	(20,120,336)	(19,802,043)	(21,607,570)

Change in fair value of convertible note and warrants	1,733,320	1,023,622	2,183,361	1,147,183
Loss on extinguishment of convertible note	(1,070,000)	—	(1,070,000)	—
Other income (expense), net	(170,324)	(277,757)	(53,757)	(477,613)
Interest income	11,011	183,125	11,466	183,276
Interest expense	(605,594)	(2,036,396)	(1,499,376)	(2,611,645)
Net loss before provision for income taxes	(6,560,705)	(21,227,742)	(20,230,349)	(23,366,369)

Provision for income taxes	(3,415)	—	(3,415)	—

Net loss	$(6,564,120)	$(21,227,742)	$(20,233,764)	$(23,366,369)

Net loss per weighted average share, basic and diluted	$(0.37)	$(1.43)	$(1.20)	$(1.57)

Weighted average number of common shares, basic and diluted	17,830,345	14,892,126	16,921,195	14,866,458

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended June 30, 2012

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance, December 31, 2011	15,225,457	$152,255	$306,375,867	$(326,924,853)	$(1,429,568)	$(21,826,299)
Net loss	—	—	—	(20,233,764)	—	(20,233,764)
Employee stock-based compensation	—	—	2,289,616	—	—	2,289,616
Issuance of common stock in connection with the Employee Stock Purchase Plan	40,098	401	216,969	—	—	217,370
Issuance of common stock tocontractors	12,500	125	49,875	—	—	50,000
Issuance of common stock from the conversion of Subordinated Convertible Note, net of filing fees	2,747,961	27,480	9,884,059	—	—	9,911,539
Balance, June 30, 2012	18,026,016	$180,261	$318,816,386	$(347,158,617)	$(1,429,568)	$(29,591,538)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011

Cash flows from operating activities:
Net loss	$(20,233,764)	$(23,366,369)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,324,109	917,320
Provision for uncollectible accounts	1,694,487	1,054,639
Provision for excess and obsolete inventory	750,676	1,724,051
Non-cash stock based compensation expense	2,339,616	3,052,247
Change in fair value of convertible note and warrants	(2,183,361)	(1,147,183)
Loss on extinguishment of debt	1,070,000	—
Non-cash interest expense	254,878	229,414
Financing cost related to subordinated convertible notes	—	1,100,000
Changes in operating assets and liabilities:
Accounts receivable	14,001,299	(5,039,473)
Prepaid expenses and other current assets	2,275,244	(893,604)
Other long-term assets	99,860	(517,744)
Inventory	6,072,524	(57,394,547)
Note receivable	4,014,388	(4,382,546)
Accounts payable	(6,834,786)	41,717,855
Accrued expenses and payroll	(402,491)	(1,771,496)
Accrued restructuring	(651,644)	983,113
Accrued contract loss	—	2,268,346
Deferred revenue, current and long-term portion	4,173,637	8,165,509
Other liabilities	15,694	303,791
Total adjustments	23,463,642	(9,630,308)

Net cash provided by (used in) operating activities	3,229,878	(32,996,677)

Cash flows from investing activities:
Purchases of property and equipment	(867,538)	(5,672,520)
Proceeds from the sale of property and equipment	134,795	—

Net cash used in investing activities	(732,743)	(5,672,520)

Cash flows from financing activities:
Net (payments) borrowings under line of credit	(19,257,234)	20,000,000
Proceeds from Employee Stock Purchase Plan	217,370	645,724
Repayment of note payable	(2,050,398)	(615,691)
Net proceeds from issuance of subordinated convertible notes		14,900,000
Net proceeds from exercise of options to purchase common stock	—	560,634
Net proceeds from exercise of warrants to purchase common stock	—	1,515,079
Net cash provided by (used in) financing activities	(21,090,262)	37,005,746

Net decrease in cash and cash equivalents	(18,593,127)	$(1,663,451)
Cash and cash equivalents at beginning of period	$21,586,497	30,094,162
Cash and cash equivalents at end of period	$2,993,370	$28,430,711

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended,
	June 30, 2012	June 30, 2011
Non-cash Investing and Financing Activities:

Employee stock-based compensation	$2,289,616	$3,052,347
Issuance of stock to consultant	50,000	—
Issuance of warrants	—	1,310,000
Modification of warrants related to subordinated debt	—	62,919

Interest and Income Taxes Paid:
Interest	$1,244,495	$1,282,232
Income taxes	—	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATCON TECHNOLOGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 (“2012”) AND JUNE 31, 2011 (“2011”)

(Unaudited)

Note A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Satcon and its wholly owned subsidiaries (Satcon Power Systems Canada, Ltd.  and Satcon Trading (Shenzhen) Co., Ltd.) (collectively, the “Company”) as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011, and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Reverse Stock Split.  Effective July 19, 2012, the Company effected a 1-for-8 reverse stock split of the Company’s common stock, reducing the number of outstanding shares of common stock from approximately 144.2 million to approximately 18.0 million, and proportionately reduced the number of authorized shares of the Company’s common stock to 37.5 million.  The accompanying consolidated financial statements and all related notes reflect the results of the reverse stock split as if effected as of the first date presented.

Note B. Realization of Assets and Liquidity

The Company has implemented a business plan to improve its results from operations and liquidity by reducing its global workforce by approximately 50%, by closing its Canadian manufacturing facility and by resizing its infrastructure in Europe, China and the U.S. The bulk of these reductions were completed during the quarter ended June 30, 2012, although further cost reductions are anticipated to be implemented during the balance of 2012. The Company has also focused product design, commercial sales and marketing on its best performing markets in North America and Asia, and will be moving a significant portion of international sales and marketing to a partnership model. The Company’s cost reduction program also includes optimizing the design of its Prism Platform solutions and transferring more subassembly work to Asia. These actions reset the Company’s expense structure to much lower levels. In addition, the Company has reduced the amount of working capital held on the Company’s balance sheet by selling inventory and collecting accounts receivable. As a result of these cost and working capital reduction measures, the Company was able to generate $3.4 million in cash flow from operations during the first six months of 2012. During the same period, the Company has repaid approximately $21.3 million in its secured debt obligations and reduced its overall trade payables by approximately $6.8 million. Primarily as a result of these actions, the Company’s cash declined from approximately $21.5 million at the end of 2011 to approximately $3.0 million at June 30, 2012. The Company believes that its existing plan will generate sufficient cash which, along with its existing cash on hand, will enable it to fund operations through at least June 30, 2013. As discussed in Note I, the Company’s lending arrangement with Silicon Valley Bank requires it to have $15.0 million in cash plus availability under the line of credit on September 15, 2012. During the quarter ended June 30, 2012, the Company was not in compliance with the minimum liquidity covenant under the loan agreement. Absent a cash infusion from a capital raising transaction, the Company does not anticipate that it will be able to meet that requirement and would need to seek a waiver from Silicon Valley Bank in order not to be in default under our line of credit.

The Company’s funding plans for its working capital needs and other commitments may be adversely impacted if it fails to realize its underlying assumed levels of revenues and expenses, receivables are not collected or if the Company fails to remain in compliance with the covenants of its bank line, subordinated note payable or subordinated convertible note. In addition, a default on the Company’s subordinated convertible notes, due to delisting or other trading restrictions, could cause the Company to be required to make payments in cash, subject to restrictions for other debt holders. If any of these events were to occur, the Company may need to raise additional funds in order to sustain operations by selling equity or taking other actions to conserve its cash position, which could include selling certain assets, delaying capital expenditures and incurring additional indebtedness. There can be no assurance that the Company will be able to raise such funds if they are required.

The Company has retained and investment banking firm to advise us in exploring strategic options for the Company.

Note C. Significant Accounting Policies and Basis of Consolidation

There have been no material changes from the Significant Accounting Policies and Basis of Presentation previously disclosed in Part II, Item 8, contained within “Notes to Consolidated Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011, except for the effect of the 1 — for - 8 reverse stock split of the Company’s common stock effective as of July 19, 2012.

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

Contract Losses

When the current estimates of total contract revenue for a customer order indicates a loss, a provision for the entire loss on the contract is recorded. At June 30, 2012 and December 31, 2011, there were no amounts accrued related to contract losses. The excess costs over projected revenues are recorded as a component of both cost of sales and research and development expense.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly-liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value. At June 30, 2012 and December 31, 2011, the Company had no restricted cash.

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

Foreign Currency Translation

As of April 1, 2010, the Company determined that the functional currency of its foreign subsidiaries was the US dollar.  As the functional currency changed from the foreign currency to the reporting currency, the translation adjustments as of April 1, 2010 remains as a component of accumulated other comprehensive income (loss).  Prior to this determination, the functional currency was the local currency, assets and liabilities were translated at the rates in effect at the balance sheet dates, while stockholders’ equity (deficit) including the long-term portion of intercompany advances was translated at historical rates. Statements of operations and cash flow amounts were translated at the average rate for the period. Translation adjustments were included as a component of accumulated other comprehensive income (loss). The Company records the impact from foreign currency transactions as a component of other income (expense).  Foreign currency gains and losses were a loss of $167,444  and $114,314 and a loss of $203,017 and $230,792 for the three and six months ended June 30, 2012 and 2011, respectively.

Foreign Currency Hedges

The Company uses foreign currency contracts to manage its exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables. The Company primarily hedges foreign currency exposure to the Euro. The Company does not engage in trading, market making or speculative activities in the derivatives markets. The foreign currency contracts utilized by the Company do not qualify for hedge accounting treatment, and as a result, any fluctuations in the value of these foreign currency contracts are recognized in other income (expense),net in our consolidated statements of operations as incurred. The fluctuations in the value of these foreign currency contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of April 18, 2011, the Company entered into a foreign currency hedge with a bank with a notational amount of approximately $1.6 million, which matured on July 18, 2011. For the three and six months ended June 30, 2012, the Company had no foreign currency contracts.

The following table shows the fair value of our foreign currency hedge at June 30, 2011:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2011
Liability Derivatives:

Foreign currency hedge	Other current liabilities	$10,308

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

The Company recognized the full impact of its share-based compensation plans in the consolidated financial statements for the three and six months ended June 30, 2012 and 2011 and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material.  The following table presents stock-based compensation expense, included in the Company’s consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Cost of product revenue	$89,673	$123,661	$179,674	$269,388
Research and development	182,854	312,868	402,510	584,360
Selling, general and administrative expenses	735,586	1,278,643	1,707,432	2,198,499
Share-based compensation expense from continuing operations before tax	1,008,113	1,715,172	2,289,616	3,052,247
Income tax benefit	—	—	—	—
Net share-based compensation expense	$1,008,113	$1,715,172	$2,289,616	$3,052,247

Compensation expense associated with the granting of stock options to employees is being recognized on a straight line basis over the requisite service period. In instances where the actual compensation expense would be greater than that calculated using the straight line method, the actual compensation expense is recorded in that period.

Included in the 2012 and 2011 stock-based compensation expense above are amounts related to employee participation in the Employee Stock Purchase Plan (“ESPP”) of approximately $70,000 and $172,000 and $290,000 and $424,000, for the three and six month periods ended June 30, 2012 and June 30, 2011, respectively. See Note R, Employee Benefit Plan.

At June 30, 2012 approximately $6.4 million in unrecognized compensation expense remains to be recognized over a weighted average period of 1.3 years.  The table below summarizes the recognition of the deferred compensation expense associated with employee stock options over the next five years as follows:

Calendar Years Ending December 31,	Non Cash Stock-Based Compensation Expense
2012	$1,363,258
2013	2,543,617
2014	1,914,623
2015	496,403
2016	43,375
Total	$6,361,276

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2012 and 2011 were $3.13 and $3.01 and $23.82 and $25.74, respectively, per option. The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended		Six Months Ended
Assumptions:	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Expected life	0 to 5.6 (1)	0 to 5.6 (1)	0 to 5.6 (1)	0 to 5.6 (1)
Expected volatility ranging from	86.5% to 89.3% (2)	73.6% to 73.9% (2)	78.7% to 89.3% (2)	73.6% to 75.1% (2)
Dividends	none	none	none	none
Risk-free interest rate	1% (3)	1% (3)	1% (3)	1% to 2.15% (3)
Forfeiture Rate (4)	0% to 6.25%	0% to 6.25%	0% to 6.25%	0% to 6.25%

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

The Company’s trade accounts receivable are primarily from sales to commercial customers. The Company does not require collateral and has not historically experienced significant credit losses related to receivables, letters of credit or unbilled contract costs and fees from individual customers or groups of customers in any particular industry or geographic area.

Significant customers are defined as those customers that account for 10% or more of total net revenue in a fiscal year or 10% or more of accounts receivable at the end of a fiscal period.  The table below details out customers that were considered significant, greater than 10%, as it pertains to both revenues for the three and six months ended June 30, 2012 and 2011 and accounts receivable as of June 30, 2012 and December 31, 2011.

	Revenue		Accounts Receivable
Period	Three Months ended June 30,	Six Months ended June 30,	At June 30, 2012 and December 31, 2011

2012	SunPower Corporation (approximately 14.8%) Skwentex International Corporation (approximately 12.6%)*	SunPower Corporation (approximately 14.3%)	GCL Solar Limited (approximately 13.3%)

2011	Q-Cell International Canada Corporation (approximately 11.3%)	SunPower Corporation (approximately 12.3%)	The Ciro Group (approximately 18.1%) GCL Solar Limited (approximately 11.8%)

* The accounts receivable associated with this customer were backed by irrevocable letters of credit at June 30, 2012.

Significant suppliers are defined as those suppliers that account for 10% or more of total purchases in a fiscal year or 10% or more of accounts payable at the end of a fiscal period. At June 30, 2012, there was one supplier, Perfect Galaxy, which made up approximately 74.1% of the Company’s gross accounts payable.  Purchases from this supplier for six months ended June 30, 2012 were approximately $22.0 million.  At December 31, 2011, there was one supplier, Perfect Galaxy, which made up approximately 66% of the Company’s gross accounts payable at December 31, 2011. The Company’s non-exclusive contract manufacturing agreement with Perfect Galaxy was extended for 5 years in February 2012.

Research and Development Costs

The Company expenses research and development costs as incurred. Cost of research and development and other revenue includes costs incurred in connection with both funded research and development and other revenue arrangements and unfunded research and development activities.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, warrants to purchase shares of common stock, accounts payable, foreign currency hedge, subordinated convertible note, note payable and the line of credit. The estimated fair values have been determined through information obtained from market sources and management estimates.  The estimated fair value of certain financial instruments including cash equivalents, accounts receivable and account payable, approximate the carrying value due to their short-term maturity.  The Company’s warrant liability and subordinated convertible note are recorded at fair value.  See “Fair Value Measurements” below.  The carrying value of the note payable, as of June 30, 2012, is not materially different from the fair value of the notes. The estimated fair values of the remaining financial instruments approximate their carrying values at June 30, 2012 and December 31, 2011.

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

The amounts outstanding under the line of credit and note payable are not measured at fair value in the accompanying consolidated balance sheets.  The Company determines the fair value of the amount outstanding under the line of credit and note payable using a discounted cash flow approach based on current market interest rates for debt issues with similar remaining years to maturity. The line of credit and note  payable are valued using level 2 inputs.

There were no assets measured at fair value on a recurring basis at June 30, 2012. The following table sets forth the fair value of certain of the Company’s liabilities as of June 30, 2012 by level within the fair value hierarchy are as follows:

	Fair Value Measurements at Reporting Date Using
Description	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Subordinated convertible note (2)	$7,270,000	$—	$—	$7,270,000
Long-term warrant liabilities (1)	22,000	—	22,000	—
Total Liabilities	$7,292,000	$—	$22,000	$7,270,000

Transfers in and out of Level 3 of the fair value hierarchy consist of settlements of the subordinated convertible note, the adjustments to the fair value of the subordinated convertible note and the modification in April 2012 (for details of the change in fair value related activity, see Note I Commitments and Contingencies):

Subordinated Convertible Note
Balance at December 31, 2011	$18,240,000
Transfers into Level 3	6,740,000
Transfers out of Level 3	(5,670,000)
Total losses for the period	—
Fair value adjustment	(2,073,832)
Settlement (conversion to common shares)	(9,966,168)
Fair value at June 30, 2012	$7,270,000

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

(1)          The Company’s Level 2 financial liabilities consist of long term investor warrant liabilities comprised of the Warrant As, Warrant Cs, the warrants issued to the investors in connection with the 2007 preferred stock financing (the “2007 Financing Warrants”) and the placement agent warrants.  The fair value of the Warrant As and Warrant Cs is being estimated using a binomial lattice model and the fair value of the placement agent warrants and the 2007 Financing Warrants is being estimated using the Black-Scholes option pricing model. (See Note K. Warrant Liabilities-Valuation — Methodology and Significant Assumptions; Note  L - Series C Convertible Preferred Stock and Warrants; and “Warrant Liabilities”).

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

Warrant Liabilities

Upon issuance, the Warrant As, Warrant Bs and Warrant Cs, along with the Placement Agent Warrants (together, the “Warrants”) did not meet the requirements for equity classification, because such warrants (a) must be settled in registered shares, (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares and (c) provide a cash-out election using a Black-Scholes valuation under various circumstances.  Therefore these Warrants are required to be accounted for as freestanding derivative instruments.  Changes in fair value are recognized as either a gain or loss in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities.”

The Company determined the fair value of the investor warrants (the Warrant As and Warrant Cs) and placement agent warrants using valuation models it considers to be appropriate. The Company’s stock price has the most significant influence on the fair value of its warrants. An increase in the Company’s common stock price would cause the fair values of the warrants to increase, because the exercise price of the warrants is fixed at $14.52 per share, and result in a charge to the Company’s statement of operations. A decrease in the Company’s stock price would likewise cause the fair value of the warrants to decrease and result in a credit to the Company’s statement of operations. See Note K. Warrant Liabilities for valuation discussion.

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

Note E. Loss Per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net loss	$(6,564,120)	$(21,227,742)	$(20,233,764)	$(23,366,369)
Basic and diluted:
Common shares outstanding, beginning of period	16,890,630	14,875,956	15,225,457	14,738,910
Weighted average common shares issued during the period	939,715	16,170	1,695,738	127,548
Weighted average shares outstanding—basic and diluted	17,830,345	14,892,126	16,921,195	14,866,458

Net loss per weighted average share, basic and diluted:
From loss from continuing operations, before discontinued operations, attributable to common stockholders	$(0.37)	$(1.43)	$(1.20)	$(1.57)

The presentation of the share information in the tables above and below, gives effect 1-for-8 reverse stock split, which occurred on July 19, 2012.

As of June 30, 2012 and 2011, shares of common stock issuable upon the exercise of options and warrants and upon the conversion of the convertible note were excluded from the diluted average common shares outstanding, as their effect would have been antidilutive.  Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, except when the effect would be antidilutive.

The table below summarizes the actual number of shares of common stock issuable upon the exercise of options and warrants and upon the conversion of the convertible note that were excluded from the calculation above due to their effect being antidilutive:

	June 30, 2012		June 30, 2011
Common Stock issuable upon the exercise of:
Options	1,930,258		1,842,696
Warrants	1,930,294		1,943,930
Total Options and Warrants excluded	3,860,552		3,786,626

Common Stock issuable upon the conversion of the convertible note and excluded	1,962,649	(1)	684,932	(2)

(1)          This amount represents the number of shares issuable using the conversion price of $3.20 per share, without considering the volume weighted average price of the Company’s common stock, at June 30, 2012, divided by the convertible note balance outstanding of $6.3 million. See Note I. Commitments and Contingencies for discussion of the conversion price. The Company has registered for resale 4,319,660 shares related to the subordinated convertible note, of which 1,343,049 shares remain unissued as of June 30, 2012.

(2)          This amount represents the number of shares issuable using the conversion price of $23.36 divided by the convertible note balance outstanding at June 30, 2011, which was $16.0 million.

The table below details out shares of common stock underlying securities for which the securities would have been considered dilutive at June 30, 2012 and 2011, had the Company not been in a loss position:

	# of Underlying Common Shares
	June 30, 2012		June 30, 2011
Employee stock options	16,625		1,125,178
Warrants to purchase common stock	—		1,943,930
Convertible note	1,962,649	(1)	—	(2)
Total	1,979,274		3,069,108

Note F. Inventory

Inventory components at the end of each period were as follows:

	June 30, 2012	December 31, 2011
Raw material	$20,951,655	$25,163,100
Work-in-process	879,677	1,677,360
Finished goods	21,282,496	23,096,568
	$43,113,828	$49,937,028

During December of 2011, the Company reorganized its operations focusing commercial sales, marketing and product development on its fastest growing markets in North America and Asia. As a result of this reorganization, the Company recorded a provision for excess and obsolete inventory of $16 million relating primarily to its Solstice product line and its European inventory and other inventory considered excess or obsolete.  During the three and six month period ended June 30, 2012, the Company sold approximately $2.0 million and $2.8 million of the inventory that was fully reserved.

Note G. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2012	December 31, 2011
Machinery and equipment	$3,615,066	$6,758,627
Assets under construction	788,257	232,267
Furniture and fixtures	1,102,278	1,211,574
Computer software	1,199,821	1,162,032
Leasehold improvements	7,978,013	8,522,803
	14,683,435	17,886,303
Less: accumulated depreciation and amortization	(4,182,991)	(6,794,393)
	$10,500,444	$11,091,910

Depreciation and amortization expense relating to property and equipment for the three and six months ended June 30, 2012 and  2011 was approximately $0.7 million and $1.3 million and approximately $0.5 million and $0.9 million, respectively.

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

In accordance with ASC 450-20, the Company accrues for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of ASC 450-20-25-2. In instances where the Company determines that a loss is probable and the Company can reasonably estimate a range of losses the Company may incur with respect to such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate of the possible loss. If the Company is able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company records an accrual in the amount that is the low end of such range. When a loss is reasonably possible but not probable the Company will not record an accrual but it will disclose its estimate of the possible range of loss where such estimate can be made in accordance with ASC 450-20-25-3. During 2011, the Company had accrued approximately $0.7 million related to the

FuelCell Energy Arbitration and $0.5 million related the SynQor dispute noted below. During the three and six months ended June 30, 2012, the Company accrued an additional $0.1 and $0.3 million related to the SynQor dispute.

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

FuelCell Arbitration.  On February 17, 2011, FuelCell Energy, Inc. (“FuelCell Energy”) filed a Demand for Arbitration with the American Arbitration Association seeking recovery of damages related to allegedly defective transformers that the Company procured for them. In its Demand for Arbitration, FuelCell Energy asserted that it was entitled to recovery of approximately $2.8 million from the Company. On October 27, 2011, the Company and FuelCell Energy reached a settlement in regards to these claims. The Company, among other considerations, paid FuelCell Energy approximately $225,000. In addition, the Company guaranteed discounts on future purchases of approximately $160,000. These amounts have been included in the Company’s result of operations for the year ended December 31, 2011.

Class Action Litigation.  In July 2011, two purported securities class action complaints were filed against us, our Chief Executive Officer and our former Chief Financial Officer by the following plaintiffs, individually and on behalf of all others similarly situated, in the U.S. District Court, District of Massachusetts: Allan Edwards (filed July 19, 2011) and Larry Ziegler (filed July 21, 2011). The virtually identical complaints were consolidated into a single action on April 19, 2012, with the Government of Bermuda contributory and Publice Service Superannuation Pension Plan designated as the lead plaintiffs.  The cases are purportedly brought on behalf of persons who acquired our common stock during the period of March 4, 2010 through July 5, 2011, and allege claims against all defendants for violations under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, as well as claims against the individual defendants for violations of Section 20(a) of the Exchange Act. Putative plaintiffs claim that the defendants caused our common stock to trade at artificially inflated prices through false and misleading statements and/or omissions related to our business. The complaints seek compensatory damages for all damages sustained as a result of the defendants’ actions, including reasonable costs and expenses, and other relief as the court may deem just and proper. The Company believe these allegations are baseless and the Company intends to defend against them vigorously. At this time, the Company believes a loss is neither probable or estimable.

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

SynQor, Inc.  On August 23, 2011, SynQor, Inc. instituted suit against the Company seeking approximately $5,000,000 in damages arising out of the Company’s alleged failure to pay SynQor for products supplied to the Company and for allegedly inducing SynQor to purchase raw materials on the Company’s behalf. Subsequent to the filing of the suit the Company has paid SynQor for all open invoices for goods that SynQor has supplied to the Company. The parties have settled the matter for a payment by the Company of $0.8 million.  The Company initially expensed $0.5 million during the year ended December 31, 2011.  For the six month period ended June 30, 2012 the Company expensed the additional $0.3 million.  The settlement is to be paid out in 12 monthly installments beginning in July 2012.

Note I. Commitments and Contingencies

Operating Leases

The Company leases its facilities under various operating leases that expire through October 2016. During 2012 the Company entered into a sublease for a portion of its headquarters to a third party. The sublease runs through 2014.

Future minimum annual rentals, net of sublease income, under lease agreements at June 30, 2012 are as follows:

Fiscal Year	Minimum Lease Commitments	Sublease Income	Net Lease Commitments
2012	$1,134,100	$180,628	953,472
2013	2,237,841	361,365	1,876,476
2014	2,234,471	120,487	2,113,984
2015	1,680,105	—	1,680,105
2016	1,526,255	—	1,526,255
thereafter	890,315	—	890,315
Total	$9,703,087	$662,480	$9,040,607

Purchase Order Liability

At December 31, 2011, the Company had non-cancellable purchase commitments with several of its key suppliers. At December 31, 2011, the Company evaluated these purchase commitments and determined that approximately $8.1 million of the outstanding purchase commitment related to excess and obsolete inventory and would result in a loss. As a result, the Company recorded a liability of $8.1 million and expensed the cost of these materials in the statement of operations for the year ended December 31, 2011.  As of June 30, 2012, $4.6 million remains recorded for this liability for excess and obsolete inventory.

Letters of Credit

The Company utilizes a standby letter of credit to satisfy a security deposit requirement. Outstanding standby letters of credit as of June 30, 2012 and December 31, 2011 were $0.8 million and $0.3 million, respectively. The Company may be required to pledge cash as collateral on these outstanding letters of credit. As of June 30, 2012 and December 31, 2011, there was not any cash pledged as collateral for these letters of credit.

Employment Agreements

The Company’s employment arrangements with each of its current Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Executive Vice President of Sales and Marketing, Vice President of Global Operations and Vice President, Administration & Secretary provide that, if such officer’s employment is terminated by the Company without cause or is constructively terminated, his salary and medical benefits will be continued for one year thereafter subject to his execution of a release agreement with the Company. In May 2011, the Company terminated the employment of its then Chief Financial Officer. Accordingly, the Company has recorded a severance accrual of approximately $0.3 million. As of June 30, 2012 these accrued amounts had been paid in full.

Line of Credit

The Company has a line of credit in place with Silicon Valley Bank (the “Bank”) pursuant to a loan and security agreement (as amended to date, including the term sheet executed on June 28, 2012, as described below the “Loan Agreement”).  The Loan Agreement provides for a senior secured revolving credit facility of up to $25 million.  There is a $10 million sublimit for the issuance of standby letters of credit. The amount available to borrow by the Company is reduced to the extent that the Company has letters of credit backed by the Loan Agreement.  There is an unused line fee in the amount of 0.375% per annum of the average unused portion of the revolving line.  The Loan Agreement, if not sooner terminated in accordance with its terms, expires on April 23, 2013.

The obligations of the Company and its subsidiaries under the Loan Agreement are secured under various collateral documents by first priority liens on substantially all of the assets of the Company and certain of its subsidiaries. Total outstanding debt under the Loan Agreement may not exceed (a) the sum of (1) 80% of the book value of eligible receivables (other than those accounts denominated in Euros or Canadian dollars), plus (2) 70% of the book value of eligible receivable in Euros or Canadian dollars, plus

(3) 80% of the eligible foreign receivables, plus (4) 70% of the eligible Chinese receivables, less (b) the amount of any reserves established by the Bank.

The Loan Agreement contains restrictions regarding the incurrence of additional indebtedness by the Company or its subsidiaries, the ability to enter into various fundamental changes (such as mergers and acquisitions), the ability to make certain payments or investments, and other limitations customary in senior secured credit facilities.  In addition, commencing on September 15, 2012, the Company must maintain liquidity (defined as cash on deposit with the Bank plus availability under the Loan Agreement) of at least $15 million.

Interest on outstanding indebtedness under the Loan Agreement accrues at an annual rate equal to (a) the higher of (i) the prime rate and (ii) the federal funds effective rate plus one-half of one percent (0.5%) plus (b) the applicable margin.  The applicable margin is based on the Company’s liquidity.  If the Company’s liquidity is less than $10 million, the applicable margin is 4.0%; if the Company’s liquidity is less than $20 million (but not less than $10 million), the applicable margin is 2.0%; if the Company’s liquidity is less than $35 million (but not less than $20 million), the applicable margin is 1.0%; and if the Company’s liquidity is more than $35 million, the applicable margin is 0.5%.  As of June 30, 2012, the Company’s liquidity was $6.8 million; accordingly, the applicable margin is currently 4.0%.

On June 28, 2012, the Company entered into a term sheet (the “Term Sheet”) with Silicon Valley Bank (the “Bank”) regarding proposed amendments to the Company’s loan agreement with Bank (the “Loan Agreement”).  Although the Term Sheet is subject to the execution of formal documentation, which has been drafted and is currently being reviewed by the Company, the Company and the Bank have informally abided by the portions of the Term Sheet which (i) reduced the size of the credit facility from $35.0 million to $25.0 million; (ii) removed inventory from the borrowing base calculation; (iii) eliminated the minimum liquidity requirement until September 15, 2012, at which time the minimum liquidity requirement will return to $15.0 million and continue at that level through maturity; and (iv) with respect to the interest rate, tied the “applicable margin” to liquidity levels.  Interest on outstanding indebtedness under the Loan Agreement accrues at an annual rate equal to (a) the higher of (i) the prime rate and (ii) the federal funds effective rate plus one-half of one percent (0.5%) plus (b) the applicable margin.   If the Company’s liquidity is less than $10 million, the applicable margin is 4.0%; if the Company’s liquidity is less than $20 million (but not less than $10 million), the applicable margin is 2.0%; if the Company’s liquidity is less than $35 million (but not less than $20 million), the applicable margin is 1.0%; and if the Company’s liquidity is more than $35 million, the applicable margin is 0.5%.  As of June 30, 2012, the Company’s liquidity was $6.5 million; accordingly, the applicable margin is currently 4%%.

In connection with the amendments contemplated by the Term Sheet, the Company agreed to pay the Bank an accommodation fee of $200,000, with $100,000 payable at close and $100,000 payable upon the earlier of (i) default, (ii) December 15, 2012, (iii) the date on which the Company consummates a new equity or subordinated debt raise or (iv) any transaction that results in a change in control. As of August 9, 2012 the close has not occurred.

The Loan Agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform obligations under the Loan Agreement and related documents, defaults on other indebtedness in excess of $200,000, the occurrence of a change of control of the Company, the failure of the Company to have liquidity of $15.0 million on and after, September 15, 2012, and certain other events. Upon an event of default, the Bank may accelerate maturity of the loans and enforce remedies under the Loan Agreement and related documents.

During the quarter ended June 30, 2012, the Company was not in compliance with the minimum liquidity covenant under the Loan Agreement.

At June 30, 2012 and December 31, 2011, the Company had $15.4 million and $34.7 million outstanding under the Loan Agreement and the Bank’s prime rate was 4%. The rate used was the Bank’s prime rate of 4.0% plus 0.50% (or 4.5% at June 30, 2012 and December 31, 2011). At June 30, 2012, the Company had approximately $0.8 million outstanding on letters of credit.  As of June 30, 2012, the Company had approximately $33,000 available under the line of credit.

Subordinated Convertible Note

On June 29, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchaser named therein (the “Purchaser”) in connection with the private placement (the “Private Placement”) of $16.0 million principal amount of an unsecured, subordinated convertible note (the “Convertible Note”). The Private Placement closed on June 30, 2011. 4,319,660 shares that may be issued upon conversion of the Convertible Note, or as payment of principal or interest on the Convertible Notes in lieu of cash, were registered for resale under the Securities Act.

Among other terms, the Purchase Agreement provides that the Company will not redeem or declare or pay any dividends on, any of its securities without consent of the Purchaser.

The Company also entered into a Registration Rights Agreement with the Purchaser pursuant to which the Company agreed to register the common stock issuable upon conversion of, or the payment of interest on, the Convertible Note, as further described below. The Company agreed to file a registration statement under the Securities Act within 20 days of the closing of the Private Placement to register the resale of the shares of common stock issuable upon conversion of the Convertible Note and as payment of interest on the Convertible Note, which it did. The Company agreed to use its best efforts to cause the registration statement to be declared effective within 70 days following the closing of the Private Placement (or 90 days of the registration statement is reviewed by the Securities and Exchange Commission) and to keep the registration statement effective until the earlier of (1) the date all of the securities covered by the registration statement have been sold, (2) the date all of the securities covered by the registration statement may be sold without restriction under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). If the Company fails to comply with these or certain other provisions, then the Company shall be required to pay liquidated damages of 1% of the outstanding principal amount of the Convertible Note for the initial occurrence of such failure and for each subsequent 30 day period in which the failure continues. The net proceeds of the sale of the Convertible Note were approximately $14.9 million, after deducting placement fees and other offering-related expenses. The initial Registration Statement covering 1,425,499 shares of common stock was declared effective on July 27, 2011. Following the automatic reset of the conversion price on the Adjustment Date (as defined below), a subsequent registration statement covering an additional 2,894,162 shares of common stock was filed and was declared effective on December 21, 2011.

The Convertible Note had a principal amount of $16.0 million and was initially convertible into shares of the Company’s common stock at a conversion price of $23.36, subject to adjustment. The conversion price adjusted on the eleventh trading day following the public announcement of the Company’s financial results for the quarter ending September 30, 2011 (the “Adjustment Date”), to the lower of (i) the then effective conversion price and (ii) 110% of the arithmetic average of the volume weighted average price of the Company’s common stock for the ten consecutive trading days ending on the trading day immediately preceding the Adjustment Date, or $0.6.70 per share . Accordingly, on the Adjustment Date, the conversion price was adjusted to $6.70. On December 1, 2011, the Convertible Note was amended to provide that the conversion price of the Convertible Note on the applicable conversion date is the lower of (1) the conversion price then in effect and (2) with respect to a total of ten separate conversions, a price equal to 92% of the closing bid price of our common stock on the trading day immediately preceding the applicable conversion date.  On April 20, 2012, the Company and the Purchaser entered into an agreement regarding the Convertible Note (the “April 2012 Agreement”), which among other things, lowered the conversion price to $3.20 while still allowing for ten separate conversions of the Convertible Note at a price equal to 92% of the closing bid price of the Company’s common stock on the trading day immediately preceding the applicable conversion date. The April 2012 Agreement is further described below.

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

If the closing sale price of Company common stock exceeds 175% of the conversion price for 30 consecutive trading days, then, if certain equity conditions are satisfied, the Company may require the holder of the Convertible Note to convert all or any part of the outstanding principal into shares of common stock at the then applicable conversion price, provided that the Company may only make a one-time election to force conversion. The Convertible Note contains certain limitations on optional and mandatory conversion, including that, absent stockholder approval of the transaction, the Company will not issue shares of common stock under the Convertible to the extent such issuances equal or exceed 20.0% of the Company’s outstanding shares on the closing date. In the event that the Company is prohibited from issuing any shares of common stock due to this cap, the Company must pay cash in exchange for cancelling such excess shares at a price equal to the product of (i) such number of excess shares and (ii) the closing bid price on the trading day immediately preceding the date such excess shares would otherwise be required to be delivered to the noteholder.  In addition, a provision of the Convertible Note does not allow the holder of the note to own more than 4.99% of the Company’s common stock at any one time.

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

During the six months ended June 30, 2012, the holder converted approximately $10.0 million of principal which had either been previously deferred or was due from the Company in future periods.  At June 30, 2012 approximately $6.3 million of principal remained outstanding and is due on October 1, 2012. The holder of the Convertible Note elected to have the interest payments due on the Convertible Note paid in cash, which was approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2012. These amounts are recorded as interest expense in the statement of operations for the three and six month periods ended June 30, 2012, respectively.

On April 20, 2012, the Company and the Holder entered into an amendment to the Convertible Note (the “April 2012 Agreement”).  Among other things, the April 2012 Agreement required the Company to seek approval from its stockholders at its next annual meeting of stockholders, held on June 20, 2012 to issue  up to 3,125,000 additional shares of the Company’s common stock to the Holder upon conversion of, or as a payment of principal and interest on, the convertible Note, which approval was obtained.  In addition, the April 2012 Agreement requires the Holder, in the absence of an event of default or a change of control of the Company, to refrain from exercising its conversion rights under the Convertible Note or demanding payments (other than interest payments) until October 1, 2012.  As a result of the April 2012 Agreement, the principal installment due on October 1, 2012 will be approximately $6.3 million.  The April 2012 Agreement also amends the conversion price under the Convertible Note to $3.20.  In accordance with ASC 470, the April 20, 2012 modifications resulted in the Convertible Note being deemed to be substantially different post modification because a substantive embedded conversion option was added to the Convertible Note. The modification resulted in the extinguishment of the Convertible Note on April 20, 2012, the modification date, and the establishment of a modified Convertible Note. On the date of modification the Company recorded a charge to loss on extinguishment of convertible note in the statement of operations of approximately $1.1 million.

A summary of changes in the Convertible Note is as follows:

	Convertible Note
Initial gross proceeds	$16,000,000
Fair value adjustment, pre modification	1,320,000	(1)
Fair value pre modification	17,320,000
Loss on extinguishment of note	2,770,000
Post modification Convertible Note valuation	20,090,000
Conversion of principal by holder	(1,209,152	)(2)
Fair value adjustment	(640,848	)(1)
Fair value at December 31, 2011	$18,240,000
Conversion of principal by holder	(9,966,168	)(3)
Fair value adjustment, pre modification	(2,603,832	)(1)
Fair value pre modification	5,670,000
Loss on extinguishment of note	1,070,000
Post modification Convertible Note valuation	6,740,000
Fair value adjustment, post modification	530,000	(1)
Fair value at June 30, 2012	$7,270,000

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

(3)                                 During the six months ended June 30, 2012, the holder of the Convertible Note elected to convert principal payments due of approximately $10.0 million into shares of the Company’s common stock.  As a result of the conversion of the principal payments the Company issued 2,747,961 shares of common stock

Valuation—Methodology and Significant Assumptions

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

Inputs

	Pre-Modification December 1, 2011	Post-Modification December 1, 2011	December 31, 2011	February 7, 2012	March 31, 2012	Pre- Modification April 20, 2012	Post- Modification April 20, 2012	June 30, 2012
Stock Price	$5.84	$5.84	$4.80	$6.80	$2.88	$3.76	$3.76	$1.83
Strike Price (subject to certain adjustments)	$6.72	$6.72	$6.72	$6.72	$6.72	$6.72	$2.40	$2.40
Expected remaining term (in years)	1.61	1.61	1.5	1.4	1.27	1.2	1.2	1.0
Stock Volatility	90%	90%	95%	125%	95%	110%	110%	120%
Risk-Free Rate (based on 2-years life)	19.3%	0.21%	0.18%	0.18%	0.22%	0.20%	0.20%	0.21%
Forward Risk Rates (at each time step)	varies	varies	varies	varies	varies	varies	varies	varies
Discount Rate (applicable to instrument’s debt feature)	25%	25%	25%	30%	25%	30%	30%	35%

Probability of Equity-Like Positions (from holders’ perspective and throughout life of instrument)	76.9%	48.7%	64.9%	2.86%	0.00%	0.00%	0.00%	0.00%

Probability of Debt-Like Positions (from holders’ perspective and throughout life of instrument)	23.1%	51.3%	35.1%	97.14%	100.0%	100%	100%	100%
Effective discount rate	12.9%	12.9%	8.9%	29.1%	30.0%	30%	30%	30%
Dividend Rate (on Company’s common stock)	0%	0%	0%	0%	0%	0%	0%	0%
Probability of an event of default (as defined in the Agreement)	5%	5.0%	5.0%	5.0%	5.0%	5%	5%	5%
Probability of a change of control transaction (as defined in the Agreement)	5%	5%	5%	5%	5%	5%	5%	5%
Number of Trials during each simulation analysis	1,000	1,000	1,000	10,000	10,000	10,000	10,000	10,000

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

•                  The date of the potential adjustment date to the conversion price, as discussed above, was assumed to be based on 45 days following the end of the third calendar quarter of 2011 (November 15, 2011); and

•                  Based on the Company’s historical operations and management’s expectations for the near future, the Company’s stock was assumed to be a non-dividend-paying stock.

The following table details the principal payments on the Convertible Note through maturity (assuming no deferral of such payments by the Holder, as permitted by the terms of the Convertible Note).

Calendar Years Ending December 31,	Principal Payments on Subordinated Convertible Notes
2012	$6,280,476
Total	$6,280,476

Subordinated Note Payable

On June 16, 2010, the Company entered into a Venture Loan and Security Agreement with Compass Horizon Funding Company LLC (the “Lender”) pursuant to which the Lender has loaned the Company $12,000,000 (the “Note Payable”). After the Lender’s closing fees and expenses, the net proceeds to the Company were $11,826,500. Interest on the Note Payable will accrue at a rate per annum equal to 12.58%. The Note Payable is subordinated to up to $15,000,000 of senior indebtedness, provided that from and after August 31, 2010, the senior indebtedness cannot exceed an amount equal to 80% of the Company’s accounts receivable plus 40% of its inventory. The Note Payable is to be repaid over 42 months following the closing. From June 15, 2010 through April 30, 2011, the Company is only required to pay interest on the Note Payable and thereafter the Note Payable will be repaid in 33 substantially equal monthly installments of interest and principal. The Note Payable may be prepaid by the Company by paying all accrued interest through the date of payment, the then outstanding principal balance and a prepayment premium equal to a declining percentage of the principal amount outstanding at the time of prepayment (initially 4% during the first twelve months of the Note Payable decreasing to 3% for the succeeding twelve months and 2% thereafter). In connection with the Note Payable, the Company has issued to the Lender five year warrants to acquire up to an aggregate of 73,965 shares of the Company’s common stock at an exercise price of $19.44 per share (which was the 20-day trailing volume weighted average price of the Company’s common stock). On June 30, 2011, the warrants were amended to lower the exercise price to $8.00 per share. The relative fair value of the warrants of $0.9 million at issuance was recorded as a discount on the Note Payable and is being amortized into interest expense over the term of the Note Payable using the effective interest method. Upon modification of the warrants in 2011, the relative fair value was increased by approximately $0.1 million, which was recorded as an additional discount on the Note Payable and is being recorded as interest expense over the term of the Note Payable using the effective interest method. The Company estimated the fair value of the warrants on the date of issuance and the modification date using the Black-Scholes option pricing model using the following assumptions:

	June 16, 2010	June 30, 2011
Assumptions:
Expected life	5 years	4 years
Expected volatility	74.9%	75.0%
Dividends	none	none
Risk-free interest rate	2.0%	0.5%

The Note Payable is to be repaid as follows:

Fiscal Year	Principal Repayment
2012	$2,182,794
2013	4,797,531
2014	427,558
Total	$7,407,833

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

Accrued warranty is included in other accrued expenses on the Company’s Consolidated Balance Sheets.  The following is a summary of the Company’s accrued warranty activity for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance at beginning of period	$5,347,895	$4,375,898	5,318,738	$4,000,081
Provision	289,333	502,655	713,641	1,312,678
Usage	(411,807)	(389,190)	(806,958)	(823,396)
Balance at end of period	$5,225,421	$4,489,363	$5,225,421	$4,489,363

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

Warrant As

The Warrant As originally entitled the holders thereof to purchase up to an aggregate of 454,546 shares of the Company’s common stock at a price of $14.52 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants.  The period prior to six months from the date of the warrants is hereinafter referred to as the “non-exercise period.” The exercise price and the number of shares underlying these warrants are subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges.

If a change of control of the Company occurs, as defined, the holders may elect to require the Company to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A.

For so long as any Warrant As remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less than $13.20. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant As for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant A.  As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note L below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right.  During fiscal 2007, the Company paid approximately $1.4 million to redeem Warrant As representing 155,303 shares of common stock.  During 2008, the Company paid approximately $0.4 million to redeem Warrant As representing 37,879 shares of common stock.  (See table below for assumptions used in valuing the warrants redeemed).  During the six month period ended June 30, 2011, warrants to purchase 72,538 shares of common stock were exercised.  As of June 30, 2012 and December 31, 2011, Warrant As to purchase 69,508 shares of common stock were outstanding, respectively.

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

Warrant Bs

The Warrant Bs entitled the holders thereof to purchase up to an aggregate of 454,546 shares of the Company’s common stock at a price of $13.44 per share for a period of 90 trading days beginning six months from the date of such warrants.  As a result of an amendment, the expiration date of the Warrant Bs was extended to August 31, 2007.

On July 17, 2007, the holders of the Warrant Bs exercised such warrants in full, acquiring 454,546 shares of common stock at $10.48 per share.  The Company received proceeds of approximately $4.8 million.  To entice the holders of the Warrant Bs to exercise such warrants the Company reduced the exercise price from $13.44 to $10.48 per share.  As a result of reducing the exercise price the Company recorded a charge to operations in 2007 related to the warrant modification of approximately $0.9 million to change in fair value of the Convertible Notes and warrants on the accompanying statement of operations.  Pursuant to the original terms of the Warrant Bs, upon exercise of the Warrant Bs, the warrant holders were entitled to receive additional warrants (“Warrant Cs”) to purchase a number of shares of common stock equal to 50% of the number of shares of common stock purchased upon exercise of the Warrant Bs.  As a result of the full exercise of the Warrant Bs, the holders received Warrant Cs to purchase 227,273 shares of common stock at an exercise price of $14.52 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants.

Warrant Cs

As discussed above, upon the exercise of the Warrant Bs, the holders were entitled to receive additional warrants (the “Warrant Cs”).  The Warrant Cs originally entitled the holders thereof to purchase up to an aggregate of 227,273 of our common stock at a price of $14.52 per share for a period beginning six months from the date of such warrants and ending on the seventh anniversary of the date of such warrants.  The period prior to six months from the date of the warrants is hereinafter referred to as the “non-exercise period.” The exercise price and the number of shares underlying these warrants are subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges.  If a change of control of the Company occurs, as defined, the holders may elect to require the Company to purchase the Warrant Cs for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant C.

For so long as any Warrant Cs remain outstanding, the Company may not issue any common stock or common stock equivalents at a price per share less $13.20. In the event of a breach of this provision, the holders may elect to require the Company to purchase the Warrant Cs for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each Warrant C. As a result of the November 8, 2007 and December 20, 2007 preferred stock financing, as described in Note L below, the holders were entitled for a limited period of time (45 days after each issuance) to exercise this right.  During 2007, the Company paid approximately $0.7 million to redeem Warrant Cs representing 77,652 shares of common stock.  During 2008, the Company paid approximately $0.2 million to redeem Warrant Cs representing 18,940 shares of common stock. (See table below for assumptions used in valuing the warrants redeemed).  As of June 30, 2012 and December 31, 2011, Warrant Cs to purchase 43,561 shares of common stock were outstanding, respectively.

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

During 2010, the Company notified the holders of the outstanding Warrant As and Warrant Cs that the holders were required to exercise 50% of their un-exercised warrants.  As a result of this notification by the Company holders of Warrant As exercised warrants to purchase 58,712 shares of common stock and holders of Warrant Cs exercised warrants to purchase 29,356 shares of common stock.  During 2011, an additional 72,538 Warrant As and 33,144 Warrant Cs were exercised, as noted above, as a result of notification sent out to the remaining holders of the Warrant As and Warrant Cs.

The table below summarizes Black-Scholes option pricing model range of assumptions that were used in valuing the warrants redeemed for both the Warrant As and Warrant Cs.

Assumptions:	Warrant As	Warrant Cs
Expected life	5.68 years to 5.69 years	6.67 years to 6.68 years
Expected volatility ranging from	83.0%	85.0%
Dividends	none	none
Risk-free interest rate	3.75% - 3.84%	3.85% - 3.93%

Placement Agent Warrants

First Albany Capital (“FAC”) acted as placement agent in connection with the July 19, 2006 private placement. In addition to a cash transaction fee, FAC or its designees were entitled to receive five-year warrants to purchase 27,273 shares of the Company’s common stock at an exercise price of $14.96 per share. The Placement Agent warrants were exercised in full during 2011 resulting in the Company issuing 27,273 shares of common stock.

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

Upon issuance, the Company allocated $2.7 million of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $4.9 million and a charge to other expense of $2.2 million.  As of June 30, 2012 and December 31, 2011, the remaining outstanding Warrants have been marked to fair value resulting in a derivative liability of $22,000 and $0.1 million, respectively.

The credit to change in fair value of warrant liabilities, for the three and six months ended June 30, 2012 and 2011 was $28,000 and $109,530 and $1.4 million and $1.5 million, respectively, related to Warrant As, Bs and Cs and placement agent warrants.

A summary of the changes in the fair value of the warrant liabilities:

Balance at December 31, 2010	$5,454,109
Fair value adjustment (1)	(1,497,183)
Warrants exercised	(2,786,274)
Balance at June 30, 2011	$1,170,652

Balance at December 31, 2011	$131,530
Fair value adjustment (1)	(109,530)
Balance at June 30, 2012	$22,000

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

Warrant As

Input	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2011	Mar. 31, 2012	June 30, 2012
Quoted Stock Price (1)	$36.00	$30.88	$4.80	$2.88	$1.832
Exercise Price (1)	$14.52	$14.52	$14.52	$14.52	$14.52
Time to Maturity (in years)	2.6	2.3	1.55	1.30	1.05
Stock Volatility	70%	80%	100%	105%	120%
Risk-Free Rate	0.84%	0.95%	0.19%	0.23%	0.22%
Dividend Rate	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A

(1)         adjusted for the effect of the reverse stock split effective on July 19, 2012.

Warrant Cs

Input	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2011	Mar. 31, 2012	June 30, 2012
Quoted Stock Price (1)	$36.00	$30.88	$4.80	$2.88	$1.832
Exercise Price (1)	$14.52	$14.52	$14.52	$14.52	$14.52
Time to Maturity (in years)	3.6	3.3	2.55	2.30	2.05
Stock Volatility	70%	85%	90%	95%	105%
Risk-Free Rate	1.29%	1.43%	0.31%	0.38%	0.33%
Dividend Rate	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A

(1)         adjusted for the effect of the reverse stock split effective on July 19, 2012.

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

Input	Dec. 31, 2009	Mar. 31, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011
Quoted Stock Price (1)	$22.56	$19.36	$36.00	$30.88	$19.12
Exercise Price (1)	$14.96	14.96	14.96	14.96	14.96
Time to Maturity (in years)	1.55	1.30	0.55	0.30	0.05
Stock Volatility	75%	75%	60%	90%	80%
Risk-Free Rate	0.84%	0.59%	0.20%	0.11%	0.01%
Dividend Rate	0%	0%	0%	0%	0%
Non-Exercise Period	N/A	N/A	N/A	N/A	N/A

(1)         adjusted for the effect of the reverse stock split effective on July 19, 2012.

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

Note L.  Series C Convertible Preferred Stock and Warrants

On November 8, 2007, the Company entered into a Stock and Warrant Purchase agreement with Rockport Capital Partners II, L.P. and NGP Energy Technology Partners, L.P. (the “Investors”).  Under this purchase agreement, the Investors agreed to purchase in a private placement 25,000 shares of the Company’s Series C convertible preferred stock (the “Series C Preferred Stock”) and warrants to purchase up to 2,463,942 shares of common stock, for an aggregate gross purchase price of $25.0 million.  Each share of Series C Preferred Stock, with a face value of $1,000 per share, plus accumulated dividends, was initially convertible into common stock at a price equal to $8.32 per share.

On October 27, 2010, the holders of all of the outstanding shares of Series C Preferred Stock converted their shares, including accumulated dividends, into common stock, resulting in the issuance of 3,440,781 shares of common stock.  To induce the Series C Preferred Stockholders to convert their shares, the Company paid them an aggregate $1.25 million in cash upon conversion. On October 27, 2010, the date the Series C Preferred Stock was converted to common shares, the company accelerated the accretion of $1,587,755 to account for the difference between the carrying value of the Series C Preferred Shares on that date and their conversion value.

The private placement occurred in two closings.  The first closing occurred on November 8, 2007.  At the first closing, the Company issued 10,000 shares of Series C Preferred Stock at $1,000 per share for an aggregate gross purchase price of $10.0 million. The Company also issued warrants to purchase an aggregate of 1,907,759 shares of common stock (the “Tranche I Warrants”).  These warrants are exercisable for a seven-year term and had an initial exercise price of $11.52 per share and were not exercisable until May 8, 2008.  As a result of stockholder approval of the second closing and related matters on December 20, 2007, as described below, the exercise price of these warrants was reduced to $10.0 per share.  The Company considered this a cancellation and reissuance of new warrants and accounted for the change in the fair value of the warrants in the allocation of net proceeds associated with the second closing and treated it as a deemed dividend to the Series C Preferred Stock holders. See “Accounting for the Series C Preferred Stock” below.  As of June 30, 2012 and December 31, 2011, Tranche I Warrants to purchase 953,880 shares of common stock were outstanding, respectively.

At the second closing, which occurred on December 20, 2007, following stockholder approval, the Company issued 15,000 shares of Series C Preferred Stock for an aggregate gross purchase price of $15.0 million, of which $10.0 million was paid through the cancellation of the promissory notes previously issued to the Investors on November 7, 2007.  At this closing, the Company also issued warrants (the “Tranche II Warrants”) to purchase an aggregate of 556,183 shares of common stock at an exercise price of $10.0 per share.  These warrants are exercisable for a seven-year term and are exercisable immediately.  As of June 30, 2012 and December 31, 2011, Tranche II Warrants to purchase 524,486 shares of common stock were outstanding, respectively.

In the purchase agreement, the Company also agreed to issue the Investors additional warrants in the event that the holders of certain existing warrants (none of whom are affiliated with the Investors) exercise those warrants in the future.  Upon such exercises, the Company will issue to the Investors additional warrants to purchase common stock equal to one-half of the number of shares of common stock issued upon exercise of these existing warrants.  The exercise price of these warrants will be $13.28 per share.

During the six months ended June 30, 2011, as a result of warrant exercises, the Company issued warrants to purchase an aggregate of 52,841 shares of common stock to the Investors; these warrants expire on March 31, 2018.  The Company valued the warrants issued in March 2011 using a Black-Scholes option pricing model with the assumptions detailed below with fair value of approximately $1.3 million.  There were no warrants issued for the period ended June 30, 2012.

Input	June 30, 2011
Quoted Stock Price	$30.88
Exercise Price	$13.28
Time to Maturity (in years)	7.00
Stock Volatility	72.0%
Risk-Free Rate	2.0%
Dividend Rate	0%

As of June 30, 2012, if all of the remaining existing warrants are exercised, the Company would need to issue warrants to purchase an additional 56,534 shares of common stock to the Investors.

The Company designated the warrants issued in connection with the Series C Preferred Stock as equity instruments.

Note M. Stock Option Plans

Stock Option Plans

Under the Company’s 2002 and 2005 Stock Option Plans (collectively, the “Plans”), both qualified and non-qualified stock options may be granted to certain officers, employees, directors and consultants to purchase shares of the Company’s common stock. At June 30, 2012, 1,131,432 shares are available for future grants under the Plans.

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

•                  Qualified options are issued only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees of the Company. Options granted under the Plans cannot exceed 62,500 shares in any year and may not be granted with an exercise price less than 100% of fair value of the Company’s common stock, as determined by the Board of Directors on the grant date.

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

The following table summarizes the Company’s stock option activity (both under the Plans and outside of the Plans) since December 31, 2011:

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(years)	Value
Outstanding at December 31, 2011	1,779,418	$18.8163	6.98	$400
Grants	7,563	$3.81
Exercises	—	—
Cancellations	(61,162)	$22.51
Outstanding at March 31, 2012	1,725,819	$18.62	6.52	$—
Grants	286,065	$2.99
Exercises	—	—
Cancellations	(81,626)	$18.44
Outstanding at June 30, 2012	1,930,258	$16.31	6.98	$831
Vested or expected to vest at June 30, 2012	1,873,578	$16.45	6.91	$831
Exercisable at June 30, 2012	1,236,893	$16.83	6.05	$831
Exercisable at December 31, 2011	1,093,586	$16.60	5.85	$—

Information relating to stock options outstanding (both under the Plans and outside of the Plans) (after giving effect to the reverse stock split, which occurred on July 19, 2012) as of June 30, 2012 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price
$1.79	to	$3.68	283,815	9.51	$3.01	16,625	$1.79
$4.16	to	$15.12	256,790	6.12	$10.31	178,057	$10.58
$15.20	to	$15.20	599,933	5.84	$15.20	599,933	$15.20
$15.28	to	$19.68	321,683	6.67	$18.66	242,843	$18.62
$20.00	to	$25.84	275,768	7.67	$23.23	129,181	$22.44
$25.92	to	$39.84	191,644	7.44	$33.55	70,058	$33.65
$41.04	to	$41.04	625	8.55	$41.04	196	$41.04
$1.79	to	$41.04	1,930,258	6.98	$16.31	1,236,893	$16.83

No options to purchase shares of common stock were exercised during the three and six month period ended June 30, 2012.  Options to purchase 20,672 and 39,783 shares were exercised during the three and six month period ended June 30, 2011, and these options had an intrinsic value of approximately $0.3 million and $0.6 million, respectively, on the date of exercise.

During 2008, as an inducement to his joining the Company, the Company granted its new Chief Executive Officer an option to acquire 599,503 shares of common stock at a price per share equal to $15.20, the closing price of the common stock on May 1,

2008, the date his employment commenced. The option vests over four years, with the first 25% vesting on May 1, 2009 and the balance vesting in equal quarterly installments over the following three years. The option was issued outside of the Company’s 2005 Incentive Compensation Plan. As of June 30, 2012 and December 31, 2011, this option was outstanding and is included in the tables above.

During 2010, as an inducement to his joining the Company, the Company granted its then Chief Financial Officer options to acquire 125,000 shares of common stock at a price per share equal to $18.64 , the closing price of the common stock on March 15, 2010, the date his employment commenced. The option was scheduled to vests over four years, with the first 25% vesting on March 15, 2011 and the balance vesting in equal quarterly installments over the following three years. Of these options, one option to purchase 62,500 shares was issued under the Company’s 2005 Plan and one option to purchase 62,500 shares was issued outside of the 2005 Plan. In May 2011 the Company terminated the employment of its then Chief Financial Officer, at which time options to purchase 31,250 shares of common stock had vested. Pursuant to the terms of the former Chief Financial Officer’s employment agreement, these vested options remained exercisable for one year from the date of his termination. As of June 30, 2012 these options expired unexercised.  At December 31, 2011, options to acquire 31,250 shares were outstanding and are included in the tables above.

Note N. Warrants

A summary of the status of the Company’s warrants as of the six months ended June 30, 2012 and June 30, 2011 and the changes for these periods are presented below.  The Company received proceeds of $1.5 million related to the 2011 exercises.  All share information presented is after giving effect to the reverse stock split, which occurred on July 19, 2012.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Number of Shares	Weighted Average Price	Number of Shares		Weighted Average Price
Outstanding at beginning of period	1,930,294	$10.96	1,966,771	(2)	$11.13
Granted (1)	—	—	52,841		13.28
Exercised	—	—	(105,682)		14.52
Outstanding at end of period	1,930,294	$10.96	1,943,930		$10.64

(1)          The Company issued warrants to purchase 52,841 shares of common stock during 2011, at $13.28 per share to the Investors as a result of warrant exercises during the six months ended June 30, 2011. These warrants are immediately exercisable upon their issuance and have a 7 year life.

(2)          On June 30, 2011, the Company modified the terms of warrants to purchase 73,965 shares of common stock issued to its subordinated debt holders to lower the exercise price from $19.44 to $16.00 per share.

Note O. Segment Disclosures

The Company operates in one business segment, Renewable Energy Solutions.

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue by geographic region based on location of customer (1):
United States	$19,934,019	$26,312,657	$42,908,304	$71,284,289
China	—	2,324	40,000	9,352,324
Taiwan	3,077,500	3,374,676	3,867,600	3,541,388
India	136,971	1,804,000	136,971	5,904,000
Czech Republic	126,380	305,142	154,827	360,542
Canada	163,643	10,125,828	524,693	12,024,823
Germany	13,961	316,326	58,505	316,326
Belgium	17,908	58,080	18,414	58,080
Italy	38,031	56,018	79,633	773,626
France	2,351	3,696	3,875	560,862
Australia	—	250,896	—	250,896
Greece	—	2,854,861	—	3,011,498
Rest of World	156,344	32,532	162,800	63,319
Total Revenue	$23,667,108	$45,497,036	$47,955,622	$107,501,973

	At June 30, 2012	At December 31, 2011
Long-lived assets by geographic region based on location of operations:
United States	$8,555,793	$8,612,505
China	277,720	387,831
Canada	1,667,031	2,091,574
Total long-lived assets	$10,500,544	$11,091,910

Note P. Restructuring Costs

During the quarter ended June 30, 2012, the Company completed restructuring efforts that began in December 2011.  During the period the Company vacated its Canadian manufacturing facility, turning over to the landlord the entire facility.  As a result, the Company recorded approximately $330,000 in restructuring related to the remaining rent on the facility.  In addition, during the period the Company reduced its workforce by approximately 17 employees.  As a result of the reductions in our workforce the Company recorded approximately $283,000 of payroll-related costs.

During the quarter ended March 31, 2012, the Company reduced its workforce by 5 employees. The reductions were approved by management based upon business needs in the employee’s respective locations. As a result of the reduction the Company recorded approximately $323,000 of payroll-related costs, of which $250,000 was paid as of June 30, 2012.

In December 2011, the Company implemented a plan of reorganization, which, as noted above, was completed during the quarter ended June 30, 2012.  As a result of the actions taken in December 2011, the Company recorded approximately $1.7 million in payroll-related costs. The restructuring reduced the workforce prior to the initiation of the plan by approximately 35%. None of the terminated employees were required to provide any service to the Company subsequent to their receiving notification of termination. During the quarter ended March 31, 2012, the Company revised the amounts recorded for the workforce reduction taken in the fourth quarter of 2011. The adjustment was a result of finalizing negotiations for foreign employee termination payments. As a result the Company recorded a credit of approximately $31,000, which is recorded as restructuring charges in our consolidated statement of operations.  During the quarter ended June 30, 2012, the Company also revised the 2011 accrual and recorded a credit of approximately $34,000.

On June 30, 2011, the Company completed a plan of reorganization approved by management. As a result of the restructuring, the Company recorded approximately $1.1 million in payroll-related costs relating to an approximately 15% reduction in the Company’s workforce. None of the terminated employees were required to provide any service to the Company subsequent to their receiving notification of termination. As of June 30, 2012, approximately $0.9 million remains to be paid on both current and prior year restructurings.

The following is a summary of the Company’s accrued restructuring activity for the following periods:

	June 30, 2012	June 30, 2011
Balance at beginning of period	$1,543,830	$49,203
Provision	873,821	1,134,254
Payments	(1,525,465)	(151,141)
Balance at end of period	$892,186	$1,032,316

Note Q. Recent Accounting Pronouncements

In September 2011, the FASB amended ASC 350, Intangibles—Goodwill and Other. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for reporting periods beginning on or after December 15, 2011. However, early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of the provisions of ASU No. 2011-04 did not have an effect on our consolidated financial position, results of operations or cash flows as the Company has no goodwill.

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

Note R. Employee Benefit Plan

During 2010, the Company implemented its employee stock purchase plan (“ESPP”). Under the ESPP, qualified employees may purchase shares of common stock by payroll deduction at a 15% discount from the market price. 250,000 shares of Common stock have been reserved for this purpose. During the three and six month periods ended June 31, 2012 and 2011, 19,322 and 40,098 and 19,355 and 31,610 shares of Common stock were issued under the ESPP, respectively. As of June 30, 2012, 114,754 shares of common stock were available for distribution under the ESPP.  The Company recorded non-cash stock-based compensation expense of approximately $70,000 and $172,000 and $290,000 and $424,000 for the three and six month periods ended June 30, 2012 and 2011, respectively.

Note S. Subsequent Events

The Company has evaluated all events or transactions through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its consolidated financial statements or disclosures, other than the 1 — for — 8 reverse stock split of the Company’s common stock effected on July 19, 2012 (as described in more detail in Note A).

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

These risks include, among others, the following: our history of operating losses; our cash and liquidity position which has been reduced below the level that our primary lender will require to be in place as of September 15, 2012 and we are likely to need to raise additional capital or obtain a waiver from such lender to avoid being in default under the agreements with such lender; our ability to regain compliance with Nasdaq Marketplace Rules for continued listing on Nasdaq, as we are currently not in compliance and subject to delisting; the demand for our products; the availability of third-party financing arrangements for our customers; our ability to maintain our technological expertise in design and manufacturing processes; our ability to protect our intellectual property; our ability to attract and retain highly qualified personnel; our success against our competitors; our dependence on third-party suppliers; our exposure to losses from fixed price engineering contracts; our ability to manage our growth; product liability claims; environmental laws and regulations; demand for alternative energy solutions; the risks associated with international operations; the credit risks associated with some of our customers; our ability to meet our debt obligations; and the availability of sufficient funds for our corporate needs.

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

Reverse Stock Split

Effective July 19, 2012, we effected a 1-for-8 reverse stock split of our common stock, reducing the number of outstanding shares of common stock from approximately 144.2 million to approximately 18.0 million, and proportionately reduced the number of authorized shares of our common stock to 37.5 million.  This Form 10-Q, including the accompanying consolidated financial statements and all related notes, reflect the results of the reverse stock split as if effected as of the first date presented.

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

Contract Losses

When the current estimates of total contract revenue for a customer order indicates a loss, a provision for the entire loss on the contract is recorded. At June 30, 2012 and December 31, 2011, there were no amounts accrued related to contract losses. The excess costs over projected revenues are recorded as a component of both cost of sales and research and development expense.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash equivalents, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable, note payable, subordinated convertible note and the line of credit. The estimated fair values have been determined through information obtained from market sources and management estimates. Our warrant liability and subordinated convertible notes are recorded at fair value. The carrying value of the note payable, as of June 30, 2012, is not materially different from the fair value of the note. The estimated fair values of the remaining financial instruments approximate their carrying values at June 30, 2012 and December 31, 2011.  The amounts outstanding under our line of credit and note payable are not measured at fair value in our accompanying consolidated balance sheets. We determine the fair value of the amount outstanding under our line of credit and notes payable using a discounted cash flow approach based on current market interest rates for debt issues with similar remaining years to maturity.  Our line of credit and note payable are valued using level 2 inputs.  There were no assets measured at fair value on a recurring basis as of June 30, 2012.

Warrant Liabilities

We determined the fair values of the investor warrants and placement agent warrants using valuation models we consider to be appropriate. Our stock price has the most significant influence on the fair value of the warrants. An increase in our common stock price would cause the fair values of warrants to increase, because the exercise prices of such instruments are fixed at $14.52 per share, and result in a charge to our statement of operations. A decrease in our stock price would likewise cause the fair value of the warrants to decrease and result in a credit to our statement of operations.

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

Results of Operations

Three Months Ended June 30, 2012 (“2012”) Compared to Three Months Ended June 30, 2011 (“2011”)

Revenue.  Total revenue for the 2012 decreased approximately $19.5 million, or 43%, from $45.5 million in 2011 to $26.0 million in 2012.

	Three Months Ended
	June 30,	June 30,
(Amounts in Millions)	2012	2011	Change $	% Change
Product Revenue
Renewable Energy Solutions	$23.7	$45.5	(21.8)	(47.9)%
Total Revenue	$23.7	$45.5	(21.8)	(47.9)%

Renewable Energy Solutions revenue decreased by approximately $21.8million, or 47.9%, from approximately $45.5 million in 2011 to approximately $23.7 million in the 2012.  The decrease in product revenue is a due to a reduction in sales in Europe as a result of the continued deterioration in the European market, offset in part by increases in product revenue in the China market.

Gross Margin.  Gross margin increased from 8% in 2011 to 19.9% in 2012. The increase in gross margin was primarily due to continued material cost reduction programs and the successful shutdown of our manufacturing facility in Canada. The increase in gross margins was offset by slight reduction in market pricing, and lower overall revenue as compared to 2011. In addition, during the quarter ended June 30, 2012, we sold approximately $2.0 million of products to our customers for which the cost of these products had been either fully or partially reserved for in 2011. As a result, had our product costs not been partially or fully reserved for our gross margin would have been approximately 12.7% for the three month period ended June 30, 2012.

Research and development expenses.  We expended approximately $2.6 million on research and development in 2012 compared with $9.7 million spent in 2011.  The decrease in spending during 2012 was driven by a planned decrease in costs associated with the reductions in workforce taken in 2011 and 2012.  We also saw a reduction in product development and certification costs comparatively, as in the first and second quarters of 2011 we ramped up for certification of new products and continued new product development for new products, features and customer solutions.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by approximately $4.9 million, or 37.8% from $12.9 million in 2011 to $8.0 million in 2012. Approximately $1.1 million of the decrease is directly attributable to a reduction in compensation and travel costs related to the European sales office. In connection with the restructuring efforts that began in 2011, compensation costs associated with our North American sales group were reduced by $0.9 million and as a result of our efforts to keep costs in line with business needs, marketing and trade shows spending decreased quarter over quarter by approximately $0.3 million and travel spending decreased approximately $0.5 million. The decrease is also attributable to improved collection efforts resulted in a lower provision for bad debt of $0.4 million and vesting of employee stock options which resulted in lower stock-based compensation of $0.5 million.

Restructuring costs.  During the quarter ending June 30, 2012, we reviewed the current business model and as a result reduced our workforce by thirteen employees and recorded restructuring expense of approximately $582,000 related to compensation expenses and the facilities closure in Canada.  In 2011, we eliminated certain positions across the organization in accordance with a plan of reorganization approved by the senior management.  As a result we recorded approximately $1.1 million in payroll and related costs for 2011.  As of June 30, 2012, approximately $0.9 million of the 2012 restructuring remains outstanding to be paid.  None of the terminated employees were required to provide services subsequent to their receiving notification of termination.

Change in fair value of convertible note and warrants.  The change in fair value of the convertible note and warrants for 2012 was a credit of approximately $1.7 million. This credit related to the change in valuation of our Warrant As and Warrant Cs in 2012 and approximately $1.6 million related to the change in fair value of our Convertible Note.  The change in fair value of the warrants for 2011 was a credit of approximately $1.0 million consisting primarily of a credit related to the change in valuation of convertible notes and our Warrant As, Warrant Cs and placement agent warrants of $1.4 million and a charge of $0.4 million related to our convertible note.

Loss on extinguishment of debt. Loss on extinguishment of debt was approximately $1.1 million. The loss was the result of a modification to the terms of the Subordinated Convertible Notes on April 20, 2012. (see Note I-Commitments and Contingencies).

Other income (expense).  Other income was approximately $0.2 million for 2012 compared to other expense of approximately $0.3 million for 2011.  Other income for 2012 consists primarily of approximately $0.2 of foreign currency translation losses and other fees relating to fees for past due payments from customers.  Other expense for 2011 consists primarily of $0.2 million of foreign currency translation losses, as well as other expenses not related to ongoing operations offset by other income not related to operations.

Interest expense.  Interest expense decreased in 2012 to $0.6 million as compared to $2.0 million for 2011.  Interest expense for 2012 includes approximately $0.2 million related to our subordinated debt, approximately $0.1 million related to our Convertible Note and approximately $0.3 million related to our line of credit.  Interest expense for 2011 includes approximately $1.1 million in transaction costs related to our Convertible Note, $0.5 million related to our subordinated debt and $0.4 million related to our line of credit.

Deferred Revenue.  Deferred revenue was approximately $35.7 million at June 30, 2012 as compared to $31.5 million at December 31, 2011, an increase of approximately $4.2 million.  We record deferred revenue (i) when a customer is invoiced or pays in advance or (ii) when provisions for revenue recognition on items shipped have not been achieved or the items have not yet been received by the customer due to shipping terms such as FOB destination.  When an item is deferred for revenue recognition purposes, the deferred revenue is recorded as a liability and the deferred costs are recorded as a component of inventory in our consolidated balance sheets.  Deferred revenue also consists of cash received for extended product warranties.  Currently deferred revenue is composed of approximately $5.4 million related to pre-payments on orders currently being manufactured and $30.4 million on deferred revenue related to extended warranties sold to customers that purchased our products.

Six Months Ended June 30, 2012 (“2012”) Compared to Six Months Ended June 30, 2011 (“2011”)

Revenue.  Total revenue for 2012 was $48.0 million, a decrease of approximately $59.5 million, or 55.3%, from $107.5 million in 2011.

	Six Months Ended
	June 30,	June 30,
(Amounts in Millions)	2012	2011	$ Change	% Change
Product Revenue
Renewable Energy Solutions	$48.0	$107.5	$(59.5)	(55.3)%
Total Product Revenue	$48.0	$107.5	$(59.5)	(55.3)%

Renewable Energy Solutions revenue decreased by approximately $59.5 million, or 55.3%, from approximately $107.5 million in 2011 to approximately $48.0 million in 2012.  The decrease in product revenue is a due to a reduction in sales in North America of approximately $42.0.0 million, approximately $9.0 million in China, and to a lesser extent, $4.9 million in Europe as a result of the continued deterioration in the European market.

Gross Margin.  Gross margin declined from 17.2% in 2011 to 10.2% in 2012. The decline in gross margin is directly attributable to the lower revenue for the period, offset by cost saving initiatives in the component cost of our products and the closure of our manufacturing facility in Canada. In addition, during the six months ended June 30, 2012, we sold approximately $2.8 million of products to our customers for which the cost of these products had been either fully or partially reserved for in 2011. As a result, had our product costs not been partially or fully reserved for our gross margin would have been approximately 4.6% for the six month period ended June 30, 2012.

Research and development expenses.  We expended approximately $5.8 million on research and development in 2012 compared with $15.9 million spent in 2011.  The decrease in spending during 2012 was largely attributable to lower spending on product certifications and reductions in staffing levels as compared to that of 2011.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by approximately $5.2 million, or 22.6%, from $23.1 million in 2011 to $18.0 million in 2012. Approximately $1.7 million of the decrease is directly attributable to a reduction in compensation and travel costs related to the European sales office. In connection with the restructuring efforts that began in 2011, compensation costs associated with our North American sales group were reduced by $1.3 million and as a result of our efforts to keep costs in line with business needs, marketing and trade shows spending decreased quarter over quarter by approximately $0.4 million and travel spending decreased approximately $0.8 million. The decrease is also attributable to the vesting of employee stock options which resulted in lower stock-based compensation of $0.5 million.

Restructuring costs.  In 2012, we reviewed the current business needs and as a result reduced the workforce by eighteen employees and recorded restructuring expense of $0.9 million related to compensation expenses and the facilities closure in Canada.  In 2011, we eliminated certain positions across the organization in accordance with a plan of reorganization approved by the senior management.  As a result we recorded approximately $1.1 million in payroll and related costs.  None of the terminated employees were required to provide services subsequent to their receiving notification of termination.  As of June 30, 2012 $0.9 remained to be paid to the terminated employees.

Change in fair value of convertible note and warrants.  The change in fair value of our convertible note was a credit of approximately $2.1 million for the six month period ended June 30, 2012.  The change in fair value of the warrants for 2012 was a credit of approximately $0.1 million. This credit related to the change in valuation of our Warrant As and Warrant Cs in 2012.  The change in fair value of the convertible note and warrants for 2011 was a credit of approximately $1.1 million.  The change in fair value of the convertible note and warrants consists primarily of a credit related to the change in valuation of our Warrant As, Warrant Cs and placement agent warrants in of $1.5 million and a charge of $0.4 million related to our Convertible Note.

Loss on extinguishment of debt. Loss on extinguishment of debt was approximately $1.1 million. The loss was the result of a modification to the terms of the convertible note on April 20, 2012. (see Note I-Commitments and Contingencies).

Other Income (expense).  Other expense was approximately $0.1 million for 2012 compared to other income of approximately $0.5 million for 2011.  Other income for 2012 consists primarily of approximately $0.1 of foreign currency translation losses and other fees relating to fees for past due payments from customers.  Other expense for 2011 consists primarily of $0.2 million of foreign currency translation as well as expenses not related to ongoing operations.

Interest expense. Interest expense decreased in 2012 to $1.5 million as compared to $2.6 million for 2011.  Interest expense for 2012 includes approximately $0.7 million related to our subordinated debt, approximately $0.3 million related to our Convertible

Note and approximately $0.4 million related to our line of credit.  Interest expense for 2011 includes approximately $0.5 million related to our subordinated debt and $0.1 million related to our line of credit. Interest expense for 2011 includes approximately $1.1 million in transaction costs related to our Convertible Note, $0.5 million related to our line of credit during the period, approximately $1.0 million of interest and amortization of the deferred financing costs related to our subordinated debt, and to a lesser extent fees for professional services for the valuation of our warrant instruments as well as other expenses not related to ongoing operations.

Liquidity and Capital Resources

As of June 30, 2012, we had approximately $3.0 million of cash.

Based upon our current working capital position, current operating plans and expected business conditions, we believe that our business will generate sufficient cash to enable us to fund operations through at least June 30, 2013. As discussed in Note I, our lending arrangement with Silicon Valley Bank requires us to have $15.0 million in cash plus availability under the line of credit on September 15, 2012. Absent a cash infusion from a capital raising transaction, we do not anticipate that we will be able to meet that requirement and would need to seek a waiver from Silicon Valley Bank in order not to be in default under our line of credit.

We have retained an investment banker to advise us in exploring strategic options for the Company.  Our funding plans for our working capital needs and other commitments may be adversely impacted if we fail to realize our underlying assumed levels of revenues and expenses, or if we fail to remain in compliance with the covenants of our bank line (minimum liquidity, defined as cash on hand and availability under the line in excess of $15.0 million on and after September 15, 2012), subordinated debt or subordinated convertible note. If any of these events were to occur, we may need to raise additional funds in order to sustain operations by selling equity or taking other actions to conserve our cash position, which could include selling of certain assets, delaying capital expenditures and incurring additional indebtedness, subject to the restrictions in the credit facility with Silicon Valley Bank, our subordinated debt and the subordinated convertible note. Such actions would likely require the consent of Silicon Valley Bank, the lender of our subordinated debt and/or the holder of our subordinated convertible note, and there can be no assurance that such consents would be given. Furthermore, there can be no assurance that we will be able to raise such funds if they are required.

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

We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each of the past five years. As of June 30, 2012, we had an accumulated deficit of approximately $347.2 million.  Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities and convertible debt, public security offerings, borrowings under our lines of credit and capital equipment leases.

As of June 30, 2012, our cash and cash equivalents were $3.0 million; this represents a decrease in our cash and cash equivalents of approximately $18.6 million from the $21.6 million on hand at December 31, 2011. Cash provided by operating activities from continuing operations for the six month period ended June 30, 2012 was $3.2 million as compared to a use of cash of $33.0 million for the six month period ended June 30, 2011. Cash provided by operating activities from continuing operations during the six month period ended June 30, 2012 was primarily attributable to improved cash collections which reduced accounts receivable by $14.0 million, payments received on our note receivable of $4.0 million and a reduction of inventory of $6.1 million, offset by a reduction in our provision for excess and obsolete inventory by $7.3 million and accounts payable $6.8 million and our net loss of $20.2 million.

Cash used in investing activities during the six month period ended June 30, 2012 was $0.7 million as compared to cash used in investing activities of $5.7 million for the six month period ended June 30, 2011.  Cash used in investing activities for 2012 and 2011 was for capital expenditures.

Cash used in financing activities for the six month period ended June 30, 2012 was approximately $21.1 million as compared to cash provided by financing activities of $37.0 million for the six month period ended June 30, 2011.  The $21.1 million of net cash used in financing activities was attributable to the $19.3 million of payments towards the line of credit, $0.2 million from the purchase of stock through the employee Stock Purchase Plan, and $2.0 million of payments against the note payable.  Net cash provided by financing activities during 2011 primarily related to the proceeds of our borrowings under our line of credit of $20.0 million, approximately $1.2 million from the exercise of employee stock options and from the Employee Stock Purchase Plan and approximately $14.9 million related to the proceeds from the issuance of convertible note.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at June 30, 2012, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

Calendar Years Ending December 31,	Principal and Interest Payments on Subordinated Note Payable	Net Lease Commitments	Principal and Interest Payments on Subordinated Convertible Note	Non-Cancellable Purchase Orders	Total
2012	$2,592,239	$953,472	$6,280,476	$10,135,829	$19,962,016
2013	5,184,478	1,876,476	—	—	7,060,954
2014	432,040	2,113,984	—	—	2,546,024
2015	—	1,680,105	—	—	1,680,105
2016	—	1,526,255	—	—	1,526,255
Thereafter	—	890,315	—	—	890,315
Total	$8,208,757	$9,040,607	$6,280,476	$10,135,829	$33,665,669

We lease furniture, equipment and office space under non-cancellable operating leases. In addition, in June 2010 we entered into a $12.0 million subordinated note payable and in June 2011 we entered into a $16.0 million subordinated convertible note agreement. The future minimum principal and interest payments under the subordinated note payable, the subordinated convertible note and the future minimum rental payments, net of contractual sublease income of $0.7 million as of June 30, 2012 are included in the table above. Our non-cancellable purchase orders are for the purchase of materials form several of our key vendors.

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

To manage interest rage exposure our strategy is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of twelve months. At June 30, 2012, we had no short-term investments.

At June 30, 2012 we had a revolving line-of-credit available to us of up to $35.0 million, of which $15.4 million was outstanding.  Our revolving line-of-credit bears an interest rate of the Bank’s prime rate plus 0.5% per annum, which resulted in a rate of 4.5% at June 30, 2012.

The effect of interest rate fluctuations on outstanding borrowings as of June 30, 2012 over the next twelve months is quantified and summarized as follows:

Interest Expense
Increase
Interest rates increase by 100 basis points	$350,000
Interest rates increase by 200 basis points	$700,000

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than ours, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the three and six month periods ended June 30, 2012, the net impact of foreign currency changes on transactions was a loss of $0.2 million and $0.1 million, respectively. We have not historically used a significant amount of derivative financial instruments or other financial instruments to hedge such economic exposures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 and continue to exist as of June 30, 2012.

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

Changes in Internal Controls.  No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth below, there have been no material changes or additions to the legal proceedings disclosed in Part I, Item 3. “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2011.

SynQor, Inc.  On August 23, 2011, SynQor, Inc. instituted suit against the Company seeking approximately $5,000,000 in damages arising out of the Company’s alleged failure to pay SynQor for products supplied to the Company and for allegedly inducing SynQor to purchase raw materials on the Company’s behalf. Subsequent to the filing of the suit the Company has paid SynQor for all open invoices for goods that SynQor has supplied to the Company. The Company does not believe that the Company has any liability to SynQor for inducing them to buy raw materials on the Company’s behalf and the Company intends to defend this matter vigorously. SynQor and the Company agreed to submit this matter to non-binding mediation and a mediation session which took place in March 2012. Following the mediation session, the Company and SynQor have continued to discuss the possibility of settling the case.  The parties have settled the matter for a payment by the Company of $0.8 million.  The Company initially expensed $0.5 million during the year ended December 31, 2011.  For the six month period ended June 30, 2012, the Company expensed the additional $0.3 million.  The settlement is to be paid out in 12 monthly installments beginning in July 2012.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2011.

We are not in compliance with Nasdaq’s continued listing requirements.  Accordingly, our stock could be delisted from the Nasdaq Stock Market at any time.  If delisting occurs, it would adversely affect the market liquidity of our common stock and harm our business.

Our common stock is currently traded on the Nasdaq Stock Market under the symbol “SATC.” Because we fail to meet the continued listing standards of the Nasdaq Stock Market, our common stock could be delisted from the Nasdaq Stock Market at any time.

On June 19, 2012, we received a delisting determination letter from the staff of the Nasdaq Stock Market due to our failure to regain compliance with the Nasdaq Capital Market’s minimum bid price requirement for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”).  In response to this delisting determination we (i) appealed the Nasdaq Staff’s determination and (ii) effected a 1-for-8 reverse stock split in an attempt to regain compliance with the Minimum Bid Price Rule.

On July 26, 2012, we presented our case to the Nasdaq hearing as to why we believe our common stock should continue to be listed on The Nasdaq Stock Market, notwithstanding the determination by the Nasdaq Staff that we currently fail to comply with the applicable bid price requirements in the Nasdaq Marketplace Rules.  The hearing panel has not issued a written decision as yet and the Nasdaq Staff has advised us orally that the hearing panel will continue to monitor the price of our common stock for a period of 30 days from August 2, 2012 to determine whether we have regained compliance. Pending the decision of the hearing panel, the delisting of the Company’s common stock will be stayed, and the common stock will continue to trade on the Nasdaq Capital Market.  The panel’s decision could result in the immediate suspension and delisting of our common stock from the Nasdaq Stock Market.

The delisting of our common stock from Nasdaq Capital Market would likely reduce the trading liquidity of common stock and make it more difficult to raise additional capital.  Further, the delisting of our common stock from the Nasdaq Capital Market would violate a covenant under our convertible note potentially entitling the holder of such convertible note to substantial penalties (in cash or additional shares of our common stock) which we could not pay.

Our bank line of credit requires us to have $15.0 million in cash and unused availability on September 15, 2012 and we do not anticipate that we will be able to comply with this covenant absent a capital raising transaction or obtaining a waiver from our bank lender.

Our bank line of credit requires us to have $15.0 million in cash and unused availability on September 15, 2012.  Based on our anticipated business, we do not expect to be able to meet that requirement absent a capital raising transaction.  There can be no assurance that we will be able to complete a capital raising transaction on or before September 15, 2012.  Therefore, unless we can obtain a waiver from our bank lender of this requirement, we may be in default under our bank line of credit on September 15, 2012 which would entitle such lender to cease further lending and commence collection of their loans.  In such circumstances, we would seek to obtain such a waiver, but there can be no assurance that the lender will be willing to grant it.  If our bank lender were to cease lending to us or to commence collection of its loans we would be unable to operate our business in the ordinary course.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 28, 2012, the Company entered into a term sheet (the “Term Sheet”) with Silicon Valley Bank (the “Bank”) regarding proposed amendments to the Company’s loan agreement with Bank (the “Loan Agreement”).  Although the Term Sheet is subject to the execution of formal documentation, which has been drafted and is currently being reviewed by the Company, the Company and the Bank have informally abided by the portions of the Term Sheet which (i) reduced the size of the credit facility from $35.0 million to $25.0 million; (ii) removed inventory from the borrowing base calculation; (iii) eliminated the minimum liquidity requirement until September 15, 2012, at which time the minimum liquidity requirement will return to $15.0 million and continue at that level through maturity; and (iv) with respect to the interest rate, tied the “applicable margin” to liquidity levels.  Interest on outstanding indebtedness under the Loan Agreement accrues at an annual rate equal to (a) the higher of (i) the prime rate and (ii) the federal funds effective rate plus one-half of one percent (0.5%) plus (b) the applicable margin.  If the Company’s liquidity is less than $10 million, the applicable margin is 4.0%; if the Company’s liquidity is less than $20 million (but not less than $10 million), the applicable margin is 2.0%; if the Company’s liquidity is less than $35 million (but not less than $20 million), the applicable margin is 1.0%; and if the Company’s liquidity is more than $35 million, the applicable margin is 0.5%.  As of June 30, 2012, the Company’s liquidity was $6.8 million; accordingly, the applicable margin is currently 4%.

In connection with the amendments contemplated by the Term Sheet, the Company agreed to pay the Bank an accommodation fee of $200,000, with $100,000 payable at close and $100,000 payable upon the earlier of (i) default, (ii) December 15, 2012, (iii) the date on which the Company consummates a new equity or subordinated debt raise or (iv) any transaction that results in a change in control.

Prior to the execution of the Term Sheet, which eliminated the liquidity covenant until September 15, 2012 (as described above), in May 2012, the Company received a waiver from the Bank, temporarily reducing the liquidity covenant to $10.0 million from $15.0 million.  The waiver expired on June 28, 2012.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SATCON TECHNOLOGY CORPORATION
Date: August 9, 2012	By:

/s/ Aaron M. Gomolak
Aaron M. Gomolak Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number		Exhibit

10.1		First Amendment to the Satcon Technology Corporation 2010 Employee Stock Purchase Plan
10.2		Second Amendment to the Satcon Technology Corporation 2010 Employee Stock Purchase Plan
10.3

Satcon Technology Corporation Amended and Restated 2005 Incentive Compensation Plan is incorporated by reference to Appendix III to the Company’s Definitive Proxy Statement on Schedule 14A filed May 22, 2012 (File No. 1-11512).

10.4		Term sheet between Satcon Technology Corporation and Silicon Valley Bank dated June 27, 2012.
31.1		Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*

The following materials from Satcon Technology Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and June 30, 2011; (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2012; (iv)Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and June 30, 2011; and (v) Notes to Interim Consolidated Financial Statements.

*                 Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.  As permitted by Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed tagging as Exhibit 101 in an amendment to this report within 30 days of the filing of this report.