Form 10-Q/A
period 2012-06-30
SATCON TECHNOLOGY CORP
filed 2012-09-07
CIK 889423

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012, originally filed with the Securities and Exchange Commission on August 9, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) with detail-tagged footnotes and schedules.

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

SATCON TECHNOLOGY CORPORATION
Date: September 7, 2012	By:

/s/ Aaron M. Gomolak
Aaron M. Gomolak Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number		Exhibit

10.1	*	First Amendment to the Satcon Technology Corporation 2010 Employee Stock Purchase Plan
10.2	*	Second Amendment to the Satcon Technology Corporation 2010 Employee Stock Purchase Plan
10.3

Satcon Technology Corporation Amended and Restated 2005 Incentive Compensation Plan is incorporated by reference to Appendix III to the Company’s Definitive Proxy Statement on Schedule 14A filed May 22, 2012 (File No. 1-11512).

10.4	*	Term sheet between Satcon Technology Corporation and Silicon Valley Bank dated June 27, 2012.
31.1	*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	**

The following materials from Satcon Technology Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and June 30, 2011; (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2012; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011; and (v) Notes to Interim Consolidated Financial Statements.

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